Form 10QSB
period 1995-06-30
SECURITY FEDERAL CORPORATION
filed 1995-08-11
CIK 818677

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC  20549

                             Form 10-QSB

       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1995

       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

                   Commission file number: 0-16120

                     SECURITY FEDERAL CORPORATION

             Delaware                           57-0858504
    (State or other jurisdiction of            (IRS Employer
    incorporation or organization)         Identification Number)

          1705 Whiskey Road, Aiken, South Carolina   29801
          (Address of Principal Executive Office)  (Zip code)

                          (803) 641-3000
        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                 No

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

           Class                        Outstanding Shares at

           Common Stock                     June 30, 1995

           $0.01 Par Value                      409,246

                                INDEX

                     SECURITY FEDERAL CORPORATION




PART I - FINANCIAL INFORMATION (UNAUDITED)                     PAGE

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheet at
         June 30, 1995 and March 31, 1995                        1

         Consolidated Statement of Income for the
         Three months ended June 30, 1995 and 1994               2

         Consolidated Statement of Shareholders' Equity          3

         Consolidated Statement of Cash Flows                  4-5

         Notes to Consolidated Financial Statements            6-9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       10-15

PART II. OTHER INFORMATION

         Other Information                                      16

         Signatures                                             17


                          SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements and related notes.

                           Security Federal Corporation and Subsidiary
                                   CONSOLIDATED BALANCE SHEET

                                                       JUNE 30
                                                         1995              MARCH 31
                                                     (unaudited)             1995
ASSETS
Cash and cash equivalents                          $   7,305,731        $  5,697,391
Investments and mortgage-backed securities:
      Available for Sale                               3,969,983           3,930,626
      Held to Maturity                                38,519,305          38,596,245
Loans Receivable net:
      Held for Sale                                      398,869             776,631
      Held for Investment                            151,423,208         148,200,563
                                                     151,822,077         148,977,194

Accrued interest receivable:
      Loans                                              773,324             755,265
      Mortgage-backed securities                          22,507              22,328
      Investments                                        542,259             464,229
Premises and equipment, net                            3,120,016           3,251,171
Federal Home Loan Bank stock, at cost                  1,509,900           1,415,100
Real estate acquired in settlement of loans            1,724,300           1,531,251
Real estate held for development and sale              1,385,555           1,442,723
Other assets                                           3,958,016           3,865,211
Total Assets                                         214,652,973         209,948,734

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposit Accounts                                $ 165,870,760        $166,274,637
   Advances from Federal Home Loan Bank               29,898,000          26,033,000
   Advance payments by borrowers
       for taxes and insurance                           541,291             442,456
   Other Liabilities                                   3,710,810           2,709,171
Total liabilities                                  $ 200,020,861        $195,459,264

Stockholders' Equity:
     Serial preferred stock, $.01 par value;
       authorized shares - 200,000
       issued and outstanding, none
     Common stock, $.01 par value;
        authorized shares 1,000,000
        issued and outstanding shares 409,246              4,092               4,092
     Additional paid-in capital                        3,879,922           3,879,922
     Unrealized net loss on securities available
       for sale, net of income taxes                     (24,904)            (51,155)
     Retained earnings, substantially restricted      10,773,002          10,656,611
Total stockholders' equity                            14,632,112          14,489,470

Total liabilities and stockholders' equity         $ 214,652,973        $209,948,734







See accompanying notes to Consolidated Financial Statements.


                              Security Federal Corporation and Subsidiary
                              CONSOLIDATED STATEMENT OF INCOME (Unaudited)

                                                           Three Months Ended
                                                                 June 30
                                                          1995            1994
Interest Income:
  Loans                                               $ 3,258,689     $ 2,653,479
  Mortgage-backed securities                               28,510          50,755
  Investment securities                                   532,989         580,019
  Other                                                    20,238          17,816
       Total interest income                            3,840,426       3,302,069

Interest on deposits:
   NOW and money market accounts                          275,668         284,986
   Passbook accounts                                       94,663         104,147
   Certificate accounts                                 1,274,240         954,405
   Advances and other borrowed money                      437,665         183,166
       Total interest expense                           2,082,236       1,526,704

Net interest income                                     1,758,190       1,775,365
Provision for loan losses                                  75,000          75,000
Net interest income after provision for
   loan losses                                          1,683,190       1,700,365

Other income:
   Net gain on sale of investments                              0               0
   Gain on sale of loans                                   17,407          77,520
   Loan servicing fees                                     77,692          79,423
   Service fees on deposit accounts                       126,250         139,024
   Income from real estate operations                      51,425          40,419
   Other                                                   64,951          88,239
       Total other income                                 337,725         424,625

General and administrative expenses:
   Compensation and employee benefits                     893,150         864,187
   Occupancy                                               95,206         104,253
   Advertising                                             27,728          43,518
   Depreciation and maintenance of equipment              165,679         183,630
   Amortization of intangibles                            109,029          84,126
   FDIC insurance premiums                                116,310         115,110
   Other                                                  422,098         332,013
       Total general and administrative expenses        1,829,200       1,726,837

Income before income taxes                                191,715         398,153
Provision for income taxes                                 54,868         130,464

Net income                                            $   136,847         267,689


Net income per common share                           $      0.33     $      0.68
Cash dividend on common stock                         $      0.05     $      0.05
Weighted average shares outstanding                   $   409,246     $   395,674


See accompanying notes to consolidated financial statements


                                  Security Federal Corporation and Subsidiary
                                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   For the three months ended June 30, 1995
                                                  (unaudited)

                                                      Unrealized
                                                       Net Loss
                                         Additional   on Securities
                             Common       Paid-In     Available     Retained
                             Stock        Capital      for Sale     Earnings      Total
Beginning balance
March 31, 1995            $    4,092     3,879,922      (51,155)   10,656,611  14,489,470

Net income                   -----         -----        -----        136,847      136,847

Cash dividend                -----         -----        -----        (20,456)     (20,456)

Change in unrealized
net loss on
on securities
available for sale           -----         -----         26,251      -----         26,251


Ending balance
June 30, 1995             $    4,092     3,879,922      (24,904)   10,773,002   14,632,112

See accompanying notes to consolidated financial statements


                                         Security Federal Corporation And Subsidiary
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                         (unaudited)

                                                              Three Months Ended
                                                                    June 30,
                                                             1995              1994
Cash flows from operating activities:
Net Income                                              $     136,847   $     267,689
Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation Expense                                       151,918         142,663
   Amortization of purchase accounting adjustments            116,310         115,110
   Discount accretion and premium amortization                 52,023         111,096
   Provisions for loan losses                                  75,000          75,000
   Gain on sale of loans                                      (17,407)        (77,520)
   Gain on sale of Real Estate                                (25,950)        (67,141)
   Amortization of deferred fees on loans                     (19,113)        137,524
   Proceeds from sale of loans held for sale                1,589,674       5,877,809
   Origination of loans for sale                           (1,194,505)     (3,523,889)
   (Increase) decrease in accrued interest
   receivable:
      Loans                                                   (18,059)        (17,562)
      Mortgage-backed securities                                 (179)         (6,939)
      Investments                                             (78,030)        (74,101)
   Increase (Decrease) in advance payments
      by borrowers                                             98,835         141,164
   Other, net                                                 583,414       1,120,315
Net cash provided (used) by operating activities        $   1,450,778       4,221,218

Cash flows from investing activities
Principal repayments on mortgage-backed securities             27,872         297,947
Purchase of investment securities                                   0        (500,000)
Proceeds from maturities of investment securities                   0         700,000
Purchase of FHLB Stock                                        (94,800)              0
(Increase) Decrease in loans to customers                  (3,278,532)    (13,107,424)
Investment in real estate held for development               (104,632)       (316,175)
Proceeds from sale of real estate held for development        187,750         201,802
Proceeds from sale of real estate acquired
   through foreclosure                                              0         237,006
Purchase of premises and equipment                            (20,763)        (98,189)
Net cash provided (used) by investing activities        $  (3,283,105)  $ (12,585,033)

(Continued)
Cash flows from financing activities:
    Increase(Decrease) in deposit accounts              $    (403,877)  $  (2,139,858)
    Proceeds from FHLB advances                            41,300,000      25,500,000
    Repayment of FHLB advances                            (37,435,000)    (15,000,000)
    Dividends to share holders                                (20,456)        (19,689)
    Exercise of stock options                                       0         155,270
Net cash provided by financing activities                   3,440,667       8,495,723

Net increase in cash and cash equivalents                   1,608,340         131,908
Cash and cash equivalents at beginning of period            5,697,391       8,631,817

Cash and cash equivalents at end of period                  7,305,731       8,763,725


Supplemental disclosure of cash flow information:
    Cash paid during the period for :
        Interest                                        $   1,630,524   $   1,350,190
        Income taxes                                    $           0   $           0
    Additions to real estate acquired
        through foreclosure                             $     193,049   $     181,546
    Unrealized net loss on securities
        available for sale                              $      24,904   $      37,039

See accompanying notes to Consolidated Financial Statements.

              Security Federal Corporation and Subsidiary
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with general accepted accounting principles.
Such statements are unaudited but, in the opinion of management, reflect all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in The Annual Report to Stockholders when reviewing interim financial statements. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Security Federal Savings Bank of South Carolina (the "Bank") and its wholly owned subsidiary Security Financial Services Corporation. The principal business activity of the service corporation is real estate sales and development. In consolidation, all significant intercompany items and transactions have been eliminated.

3.  Acquisition

On October 21, 1993, the Bank acquired certain assets and certain deposits and other liabilities of four branch offices of NationsBank of South Carolina, NA (the "branches"). In connection with the purchase, the Bank paid a deposit premium of approximately $4.4 million. The Bank accounted for the acquisition under the purchase method of accounting. The purchase method of accounting resulted in the adjustment of the assets and the liabilities acquired based upon their fair market values on the date of acquisition. The Bank's consolidated statements of income include the operating results of the acquired branches.

At October 31, 1993, the respective branch locations had total assets of $22.0 million and deposits and other liabilities of $61.1 million.

                                Security Federal Corporation and Subsidiary
                                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Notes to Consolidated Financial Statements (continued)

     4. Investments and Mortgage-backed Securities, Held to Maturity

        The amortized cost, gross unrealized gains, gross unrealized losses and market values of investment securities held to maturity are as follows:

                                                                 June 30, 1995

                                                             Gross       Gross
                                              Amortized Unrealized  Unrealized      Market
                                                   Cost      Gains      Losses       Value
        U S Government and agency
           obligations                       36,836,826          0     751,264  36,085,562

        Mortgage-backed securities            1,682,479     22,729       7,817   1,697,391


                                                                 March 31, 1995

                                                             Gross      Gross
                                              Amortized Unrealized Unrealized       Market
                                                   Cost      Gains     Losses        Value
        U S Government and agency
           obligations                       36,885,640          0  1,516,407    35,369,233

        Mortgage-backed securities            1,710,605     18,979     18,179     1,711,405


     5. Investments and Mortgage-backed Securities, Available for Sale

        The amortized cost, gross unrealized gains, gross unrealized losses and market values of investment securities available for sale are as follows:

                                                                 June 30, 1995

                                                             Gross      Gross
                                              Amortized Unrealized Unrealized        Market
                                                   Cost      Gains     Losses         Value
        US Government and agency
           obligations                        4,010,125          0     40,142     3,969,983

        Mortgage-backed securities                    0          0          0             0


                                                                 March 31, 1995

                                                             Gross      Gross
                                              Amortized Unrealized Unrealized       Market
                                                   Cost      Gains     Losses        Value
        US Government and agency
           obligations                        4,013,080          0     82,454     3,930,626

        Mortgage-backed securities                   0           0          0             0


                                                   Security Federal Corporation and Subsidiary
                                            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    Notes to Consolidated Financial Statements (continued)

    6.  Loans Receivable, Net

    Loans receivable, net at June 30, 1995, consisted of the following:

    Loans held for sale:

    Loans held for sale were $398,869 and $776,631 at June 30, 1995 and March 31, 1995 respectively.


    Loans held for investment:                   June 30, 1995      March 31, 1995
        Residential real estate                    66,930,617         66,226,289
        Consumer                                   43,973,783         44,089,104
        Commercial real estate                     12,442,958         13,007,516
        Commercial business                        31,876,872         29,718,456
                                                  155,224,230        153,041,365

    Less:
        Allowance for loan loss                     2,029,211          1,955,119
        Loans in process                            1,304,964          2,419,433
        Deferred loan fees                            466,847            466,250
                                                    3,801,022          4,840,802
                                                  151,423,208        148,200,563

    The following is a reconciliation of the allowance for possible loan losses:

                                                 June 30, 1995
    Beginning balance                               1,955,119
    Provision                                          75,000
    Charge-offs                                        (6,919)
    Recoveries                                          6,011
    Ending balance                                  2,029,211


    7.  Deposits

    A summary of deposit accounts by type with weighted average rate are as follows:

                                                    June 30, 1995          March 31, 1995
                                                  Balance     Rate        Balance    Rate
                                                                                     Demand Accounts:
    Demand Accounts:
        Now                                    40,093,635     1.36%    41,211,492    1.40%
        Money Market                           15,548,618     3.40%    16,776,207    3.27%
        Regular Savings                        14,619,349     2.61%    14,491,809    2.61%
                                               70,261,602     2.08%    72,479,508    2.07%

    Certificate Accounts:
            0 - 4.99%                          24,746,970              44,023,933
        5.00 - 6.99%                           69,430,332              48,182,486
        7.00 - 8.99%                            1,431,856               1,588,710
    Total certificates of deposit              95,609,158     5.98%    93,795,129    5.17%

    Total deposit accounts                    165,870,760     4.33%   166,274,637    3.82%


                                    Security Federal Corporation and Subsidiary
                                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    Notes to Consolidated Financial Statements (continued)

    8.  Federal Home Loan Advances

    Federal Home Loan Bank Advances are summarized by year of maturity and weighted average interest rate in the table below:

                                                  June 30, 1995      March 31, 1995
                                                 Balance     Rate    Balance    Rate
    Fiscal
    Year Due
               1996                           23,816,000    6.22%   19,951,000   6.40%
               1997                            3,414,000    6.56%    3,414,000   6.56%
               1998                              452,000    8.60%      452,000   8.60%
               1999                              490,000    8.65%      490,000   8.65%
    2000 and thereafter                        1,726,000    8.59%    1,726,000   8.59%

                                              29,898,000    6.48%   26,033,000   6.65%



    9.  Regulatory Matters

    The following table reconciles the Bank's stockholders' equity to its various regulatory capital positions:
                                                    June 30, 1995     March 31, 1995
    Bank's Stockholders' equity                            14,154             13,981
    Unrealized loss on available for sale
       securities, net of tax                                  25                 51
    Reduction for nonqualifying assets                       (987)            (1,119)
    Reduction for goodwill and other
       intangibles                                         (3,261)            (3,376)
    Tangible capital                                        9,931              9,537
    Qualifying core deposits and
       intangible assets                                    1,301              1,361
    Core capital                                           11,232             10,898
    Supplemental capital                                    1,800              1,756

    Risk-based capital                                     13,032             12,654

    The following table compares the Bank's capital levels relative to the requirements applicable
    under FIRREA at June 30, 1995.        (dollars in thousands)

                                      Amount  Percent              Actual          Excess
                                    Required Required   Amount    Percent   Excess Percent
    Tangible capital                   3,151     1.5%   9,931       4.73%    6,780  3.23%
    Core capital                       6,341     3.0%  11,232       5.31%    4,891  2.31%
    Risk-based capital                11,517     8.0%  13,032       9.05%    1,515  1.05%

                                 Security Federal Corporation and Subsidiary
                                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Changes in Financial Condition

Total assets of the Company increased $4.7 million or 2.2% during the three months ended June 30, 1995, primarily due to an increase of $3.2 million in loans held for investment. Cash and cash equivalents increased $1.6 million, while investments and mortgage-backed securities remained steady at a balance of $42.5 million.

Federal Home Loan Bank stock increased 6.7% during the three months ended June 30, 1995, due to an increase in the required stock amount caused by an increase in Federal Home Loan Bank advances. Real estate acquired through foreclosure increased $193,049 mainly due to capital improvements on an acquired real estate development. Real estate acquired for development decreased $57,168 during the period due to sales of real estate.

Deposits decreased $403,877 during the June 1995 quarter, while
Federal Home Loan Bank advances grew $3.9 million or 14.9% in order to fund the Bank's growth. Other liabilities increased $1.0 million due mainly to an increase in accrued interest payable on deposits during the three months ended June 30, 1995.

The Board of Directors declared the eighteenth consecutive quarterly dividend of $.05 per share in May 1995, which totalled $20,456. Unrealized net losses on securities available for sale decreased by $26,251 during the three months ended June 30, 1995. Net income for the quarter was $136,847. These items combined to increase the Company's stockholders' equity by $142,642 or 1.0% during the three months ended June 30, 1995. Book value per share stood at $35.75 compared to $35.41 at March 31, 1995.

Liquidity and Capital Resources

In accordance with the Office of Thrift Supervision regulations, the Bank is required to maintain a liquidity ratio at specified levels which are subject to change. Currently, a minimum of 5.0% of the combined total of deposits and certain borrowings must be maintained in the form of cash or eligible investments. During the three months ended June 30, 1995, Security Federal maintained an average liquidity of 6.38% compared to 19.2% for the same period in 1994. This decrease is due to the increase in demand for adjustable rate mortgage loans, which are held for investment, and increases in originations of consumer and commercial loans. The Bank's current liquidity level is in line with management's objectives and deemed adequate to meet requirements of normal operations, potential deposit outflows and loan demand while still allowing for optimal investment of funds and return on assets.

                                 Security Federal Corporation and Subsidiary
                                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Liquidity and Capital Resources (continued)

Loan repayments and maturities of investments are a significant source of funds to the Bank, whereas loan disbursements are a primary use of Security Federal's funds. During the three months ended June 30, 1995, loan disbursements exceeded loan repayments resulting in a $2.8 million or 1.9% increase in total net loans receivable.

Deposits and other borrowings are also an important source of funds for the Bank. During the three month period ended June 30, 1995, deposits decreased $403,877 while Federal Home Loan Bank advances increased $3.9 million. At June 30, 1995, Security Federal has $74.7 million of certificates of deposit coming due within one year. Based on previous experience, a major portion of these certificates will be redeposited.

Capital resources at June 30, 1995 are sufficient to meet outstanding mortgage loan commitments of $663,000 and unused lines of credit of $24.6 million. Management believes that the Bank's short-term and long-term liquidity needs will continue to be supported by the Bank's deposit base and borrowing capacity.

Accounting and Reporting Changes

Financial Accounting Standards Board ("FASB") Statement 106,
"Employers Accounting for Post-retirement Benefits Other Than
Pensions," became effective for the Bank beginning in fiscal 1994. Since the Bank does not offer any post-retirement benefits other than pensions, this new standard did not impact the Bank.

FASB Statement 107, "Disclosure about Fair Value Instruments" became effective for the Bank for the fiscal year ended March 31, 1996. FASB No. 107 will require the Bank to disclose the fair value of financial instruments.

In May 1993, the FASB issued Statement No. 114 "Accounting by Creditors for Impairment of a Loan" which became effective for the Bank beginning April 1, 1995. This statement requires a lender to consider a loan to be impaired if the lender believes it is probable that it will be unable to collect all principal and interest due according to the contractual terms of the loan. If a loan is impaired, the lender will be required to record a loan valuation allowance equal to the present value of the estimated future cash flows discounted at the loan's effective rate. This accounting change will significantly change the troubled debt restructuring accounting by lenders presently allowed under FASB Statement 15. Adoption of this statement will not have a material adverse effect on the financial condition or results of operation of the Bank.

                                 Security Federal Corporation and Subsidiary
                                   MANAGEMENTS' DISCUSSION AND ANALYSIS OF
                                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Accounting and Reporting Changes (continued)

In May 1993, the FASB issued Statement 115 "Accounting for Certain Investments in Debt and Equity Securities." The statement expands the required use of fair value accounting for investments in debt and equity securities, and allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Furthermore, the statement makes clear that securities which might be sold in response to changes in market interest rates, changes in the security's repayment risk, increase in loan demand, or other similar factors cannot be classified as "held to maturity." Adoption of this statement on March 31, 1994 did not have a material adverse effect on the financial condition or results of operation of the Bank.

In October 1994, the FASB issued SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." The Statement requires disclosures about amounts, nature, and terms of derivative financial instruments. The statement amends SFAS 105 "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments." The statement is effective for the Association for the fiscal year ending March 31, 1996. In light of the Bank's current portfolio, this statement is not expected to have a significant impact on the Bank.

In May, 1995, the FASB issued Statement 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." The Statement requires that rights to service mortgage loans for others be recognized as a separate asset, however those rights are acquired. The Statement also requires that an entity assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The Statement applies prospectively in the Bank's fiscal year ended March 31, 1997 to transactions in which an enterprise sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased prior to adoption of the Statement. Based on the Bank's current mortgage banking activities, this Statement is not expected to have a material impact on the Bank.

                                 Security Federal Corporation and Subsidiary
                                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Impact of Inflation and Changing Prices

The consolidated financial statements, related notes, and other financial information presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation.

RESULTS OF OPERATIONS

Net Income

Security Federal's net income decreased $130,842 or 48.9% to $136,847 for the three months ended June 30, 1995, compared to the same period in 1994 primarily due to a decrease in other income and an increase in general and administrative expenses.

Net Interest Income

Net interest income decreased by $17,175 or 1.0% during the three months ended June 30, 1995, compared to the same period in 1994 due primarily to higher rates paid on certificates of deposit and increases in volume and rates on Federal Home Loan Bank advances, offset almost in full by increased yields and balances in net loans outstanding.

Total interest income increased $538,357 or 16.3% during the three months ended June 30, 1995. Interest income on loans increased $605,210 or 22.8% during the period while interest income on mortgage-backed securities decreased $22,245 due to principal payments and no additional investments. Interest income on U.S. government and agency securities decreased by $47,030 during the June 1995 quarter compared to the same period in 1994 due to lower balances in those investments.

                                 Security Federal Corporation and Subsidiary
                                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Net Interest Income (continued)

Total interest expenses increased $555,532 or 36.4% during the three month period ended June 30, 1995. Interest on NOW, money market accounts, and regular savings accounts decreased by $18,802 while interest expense on certificate accounts increased by $319,835 or 33.5% due to increased rates paid on renewing and new certificates. Interest expense on Federal Home Loan Bank advances increased by $254,499 due to an increase in advance balances and an increase in interest rates paid on advances.

Provision for Loan Losses

Security Federal's provision for loan losses remained the same for the June quarter in both 1995 and 1994 at $75,000. During the three months ended June 30, 1995, the Bank had net charge-offs of $908 compared to $13,994 for the three months ended June 30, 1994. The Bank stops accruing interest on any loan that is 60 or more days delinquent. Non-accrual loans at June 30, 1995 were $749,000 while they were $708,000 a year earlier. The allowance for loan losses as a percentage of total loans was 1.32% at June 30, 1995 and 1.31% at June 30, 1994. The Aiken area's largest employer, the Savannah River Site, has begun reducing its work force which has led to some uncertainties for the local economy and slower real estate sales. Future additions to the Bank's allowance for loan losses are dependent on the performance of the Bank's loan portfolio, the
economy, changes in real estate values, and interest rates.   There
can be no assurance that additions to the allowance will not be required in future periods. Management continues to monitor its loan portfolio for the impact of local economic changes.

Other Income

Total other income decreased $86,900 or 20.5% in the three months ended June 30, 1995 compared to the June 1994 period primarily due to a decrease in the gain on sale of loans.

During the June 1995 quarter, the Bank's gain on sale of loans decreased to $17,407 from $77,520 for the same period in 1994, for a decrease of $60,113. This is due to a decrease in the origination of fixed rate mortgage loans, which are generally held for sale. The Bank has concentrated its efforts in the mortgage loan area in the origination of adjustable rate loans, which are held for investment.

                                 Security Federal Corporation and Subsidiary
                                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Other Income (continued)

Service fees on deposit accounts decreased by $12,774 or 9.2% during the three months ended June 30, 1995 compared to the same period last year. Income from real estate operations increased $11,006 or 27.2%. Other income, which encompasses commissions on credit life insurance, safe deposit box rental income, and miscellaneous fees, decreased $23,288 or 26.4% during the June 1995 quarter compared to the same period in 1994.

General and Administrative Expenses

General and administrative expenses increased $102,363 or 5.9% due mainly to increases in compensation and benefits, FDIC premiums, and other expenses, offset partially by decreases in occupancy, advertising, and depreciation and maintenance of equipment during the three month period ended June 30, 1995 compared to the same period last year.

Compensation and employee benefits increased 3.4% during the three months ended June 30, 1995, compared to the same period in 1994 due to normal cost of living increases. Occupancy expenses decreased $9,047 and advertising decreased $15,790 during the period. Depreciation and maintenance of equipment decreased $17,951 during the June 1995 quarter compared to 1994, while FDIC premiums on deposits increased $24,903. The amortization of intangibles arising from the October 1993 branch acquisitions were $116,310 in the three months ended June 30, 1995, and $115,110 during the same period in 1994. Other expenses increased $90,085 during this period due to data processing costs which were outsourced in July 1994, and thus not reflected in the June 1994 quarter.

                                 Security Federal Corporation and Subsidiary
                                              OTHER INFORMATION


Item 1 Legal Proceedings

       The Corporation is not engaged in any legal proceedings of a material nature at the present time. From time to time, it is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in mortgage loans it has made.

Item 2 Changes in Securities

       Not applicable.

Item 3 Defaults upon Senior Securities

       Not applicable.

Item 4 Submission of Matters to a Vote of Security Holders

       The election of directors was presented for vote to Shareholders on July 18, 1995. Votes for Gasper L. Toole, III were as follows: 237,606 votes for, 50 votes withheld, and 9,663 broker non-votes. Votes for Thomas L. Moore were as follows: 237,431 votes for, 225 votes withheld, and 9,663 broker non-votes.

Item 5 Other Information

       None.

Item 6 Exhibits and Reports on Form 8-K

       None.

             Security Federal Corporation and Subsidiary

                              SIGNATURES




Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.



                                   SECURITY FEDERAL CORPORATION






Date:                              By:

                                      Roy G. Lindburg
                                      Treasurer/CFO
                                      Duly authorized representative