Form 10QSB
period 1995-09-30
SECURITY FEDERAL CORPORATION
filed 1995-11-15
CIK 818677

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC  20549

                             Form 10-QSB

       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1995

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

           Common Stock                   September 30, 1995

           $0.01 Par Value                      409,246

                                INDEX

                     SECURITY FEDERAL CORPORATION




PART I - FINANCIAL INFORMATION (UNAUDITED)                     PAGE

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheet at
         September 30, 1995 and March 31, 1995                   1

         Consolidated Statement of Income for the
         Three months ended September 30, 1995 and 1994          2

         Consolidated Statement of Income for the Six
         months ended September 30, 1995 and 1994                3

         Consolidated Statement of Shareholders' Equity          4

         Consolidated Statement of Cash Flows                  5-6

         Notes to Consolidated Financial Statements           7-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       11-17

PART II. OTHER INFORMATION

         Other Information                                      18

         Signatures                                             19


                          SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements and related notes.

                                                    Security Federal Corporation and Subsidiary
                                                            CONSOLIDATED BALANCE SHEET
                                                                 (unaudited)



                                                     SEPTEMBER 30          MARCH 31
                                                         1995                1995

ASSETS Cash and cash equivalents                          $   6,340,322        $  5,697,391
Investments and mortgage-backed securities:
      Available for Sale                               3,982,128           3,930,626
      Held to Maturity                                37,894,130          38,596,245
Loans Receivable net:
      Held for Sale                                      424,833             776,631
      Held for Investment                            152,157,797         148,200,563
                                                     152,582,630         148,977,194

Accrued interest receivable:
      Loans                                              862,818             755,265
      Mortgage-backed securities                          21,438              22,328
      Investments                                        458,347             464,229
Premises and equipment, net                            3,011,049           3,251,171
Federal Home Loan Bank stock, at cost                  1,471,700           1,415,100
Real estate acquired in settlement of loans            1,287,162           1,531,251
Real estate held for development and sale              1,288,136           1,442,723
Other assets                                           4,019,967           3,865,211
Total Assets                                         213,219,827         209,948,734

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposit Accounts                                $ 164,323,096        $166,274,637
   Advances from Federal Home Loan Bank               28,715,000          26,033,000
   Advance payments by borrowers
       for taxes and insurance                           673,571             442,456
   Other Liabilities                                   4,707,394           2,709,171
Total liabilities                                  $ 198,419,061        $195,459,264

Stockholders' Equity:
     Serial preferred stock, $.01 par value;
       authorized shares - 200,000
       issued and outstanding, none
     Common stock, $.01 par value;
        authorized shares 1,000,000
        issued and outstanding shares 409,246              4,092               4,092
     Additional paid-in capital                        3,879,922           3,879,922
     Unrealized net loss on securities available
       for sale, net of income taxes                     (15,615)            (51,155)
     Retained earnings, substantially restricted      10,932,367          10,656,611
Total stockholders' equity                            14,800,766          14,489,470

Total liabilities and stockholders' equity         $ 213,219,827        $209,948,734







See accompanying notes to consolidated financial statements.


                              Security Federal Corporation and Subsidiary
                              CONSOLIDATED STATEMENT OF INCOME (Unaudited)


                                                             Three Months Ended
                                                               September 30
                                                          1995            1994
Interest Income: Loans                                               $ 3,380,877     $ 2,879,908
  Mortgage-backed securities                               28,334          23,356
  Investment securities                                   528,054         592,781
  Other                                                    21,515          20,772
       Total interest income                            3,958,780       3,516,817

Interest expense:
   NOW and money market accounts                          253,377         278,517
   Passbook accounts                                       97,103         105,832
   Certificate accounts                                 1,371,658         884,642
   Advances and other borrowed money                      457,894         299,228
       Total interest expense                           2,180,032       1,568,219

Net interest income                                     1,778,748       1,948,598
Provision for loan losses                                  75,000          75,000
Net interest income after provision for
   loan losses                                          1,703,748       1,873,598

Other income:
   Gain on sale of loans                                   27,440          90,320
   Loan servicing fees                                     76,687          78,728
   Service fees on deposit accounts                       134,332         144,436
   Income from real estate operations                      29,565          32,581
   Other                                                   15,315          37,249
       Total other income                                 283,339         383,314

General and administrative expenses:
   Compensation and employee benefits                     849,377         896,354 Occupancy 90,666
   103,013
   Advertising                                             53,956          26,654
   Depreciation and maintenance of equipment              166,585         162,672
   Amortization of intangibles                            116,310         116,310
   FDIC insurance premiums                                 97,575         112,938
   Other                                                  346,224         387,624
       Total general and administrative expenses        1,720,693       1,805,565

Income before income taxes                                266,394         451,347
Provision for income taxes                                 86,567         177,066

Net income                                            $   179,827         274,281


Net income per common share                           $      0.44     $      0.68
Cash dividend on common stock                         $      0.05     $      0.05
Weighted average shares outstanding                   $   409,246     $   405,309


See accompanying notes to consolidated financial statements

          Security Federal Corporation and Subsidiary
                              CONSOLIDATED STATEMENT OF INCOME (Unaudited)


                                                                Six Months Ended
                                                                   September 30
                                                          1995            1994
                                                                        Interest Income:
  Loans                                               $ 6,639,566     $ 5,533,387
  Mortgage-backed securities                               56,844          74,111
  Investment securities                                 1,061,043       1,172,800
  Other                                                    41,753          38,588
       Total interest income                            7,799,206       6,818,886

Interest expense:
   NOW and money market accounts                          529,045         563,503
   Passbook accounts                                      191,766         209,979
   Certificate accounts                                 2,645,898       1,839,047
   Advances and other borrowed money                      895,559         482,394
       Total interest expense                           4,262,268       3,094,923

Net interest income                                     3,536,938       3,723,963
Provision for loan losses                                 150,000         150,000
Net interest income after provision for
   loan losses                                          3,386,938       3,573,963

Other income:
   Gain on sale of loans                                   44,847         167,840
   Loan servicing fees                                    154,379         158,151
   Service fees on deposit accounts                       260,582         283,460
   Income from real estate operations                      80,990          73,000
   Other                                                   80,266         125,488
       Total other income                                 621,064         807,939

General and administrative expenses:
   Compensation and employee benefits                   1,742,527       1,760,541
   Occupancy                                              185,872         207,266
   Advertising                                             81,684          70,172
   Depreciation and maintenance of equipment              332,264         346,302
   Amortization of intangibles                            232,620         232,620
   FDIC insurance premiums                                206,604         197,064
   Other                                                  768,322         718,437
       Total general and administrative expenses        3,549,893       3,532,402

Income before income taxes                                458,109         849,500
Provision for income taxes                                141,435         307,530

Net income                                            $   316,674         541,970


Net income per common share                           $      0.77     $      1.34
Cash dividend on common stock                         $      0.10     $      0.10
Weighted average shares outstanding                   $   409,246     $   405,309


See accompanying notes to consolidated financial statements

          Security Federal Corporation and Subsidiary
                                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   For the six months ended September 30, 1995
                                                (unaudited)





                                                      Unrealized
                                                       Net Loss
                                         Additional   on Securities
                             Common       Paid-In     Available     Retained
                             Stock        Capital      for Sale     Earnings        Total
Beginning balance
March 31, 1995            $    4,092     3,879,922      (51,155)   10,656,611    14,489,470

Net income                   -----         -----        -----         316,674       316,674

Cash dividend                -----         -----        -----         (40,918)      (40,918)

Change in unrealized
net loss on
on securities
available for sale           -----         -----         35,540       -----          35,540


Ending balance
September 30, 1995        $    4,092     3,879,922      (15,615)   10,932,367    14,800,766
























See accompanying notes to consolidated financial statements

                              Security Federal Corporation And Subsidiary
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                               (unaudited)


                                                             Six Months Ended
                                                                 September 30,
                                                             1995            1994
Cash flows from operating activities:
Net Income                                              $     316,674   $     541,970
Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation Expense                                       302,658         291,009
   Amortization of purchase accounting adjustments            232,620         232,620
   Discount accretion and premium amortization                103,348         125,067
   Provisions for loan losses                                 150,000         150,000
   Gain on sale of loans                                      (44,847)       (167,840)
   Gain on sale of Real Estate                                (45,917)        (67,141)
   Amortization of deferred fees on loans                     (41,731)        111,422
   Proceeds from sale of loans held for sale                3,875,089       6,024,991
   Origination of loans for sale                           (3,478,444)     (1,021,471)
   (Increase) decrease in accrued interest
   receivable:
      Loans                                                  (107,553)        (40,493)
      Mortgage-backed securities                                  890          (1,659)
      Investments                                               5,882          18,367
   Increase (Decrease) in advance payments
      by borrowers                                            231,115         255,547
   Other, net                                               1,086,595         915,810
Net cash provided by operating activities               $   2,586,379       7,368,199

Cash flows from investing activities
Principal repayments on mortgage-backed securities            104,549         410,576
Purchase of investment securities                                   0      (1,312,757)
Proceeds from maturities of investment securities             500,000       3,200,000
Proceeds from sale of investments                                   0       1,500,000
Purchase of FHLB Stock                                       (135,300)       (344,600)
(Increase) Decrease in loans to customers                  (4,092,708)    (24,544,881)
Investment in real estate held for development                (82,358)              0
Proceeds from sale of real estate held for development        274,430         314,308
Proceeds from sale of real estate acquired
   through foreclosure                                        782,234         103,194
Purchase of premises and equipment                            (62,536)       (160,834)
Redemption of FHLB Stock                                       78,700               0
Net cash used by investing activities                   $  (2,632,989)  $ (20,834,994)






                                                                  (continued)

(Continued)
Cash flows from financing activities:
    Increase(Decrease) in deposit accounts              $  (1,951,541)  $  (6,702,310)
    Proceeds from FHLB advances                            61,200,000      72,100,000
    Repayment of FHLB advances                            (58,518,000)    (51,600,000)
    Dividends to share holders                                (40,918)        (39,955)
    Exercise of stock options                                       0         155,270
Net cash provided by financing activities                     689,541      13,913,005

Net increase in cash and cash equivalents                     642,931         446,210
Cash and cash equivalents at beginning of period            5,697,391       8,631,817

Cash and cash equivalents at end of period                  6,340,322       9,078,027


Supplemental disclosure of cash flow information:
    Cash paid during the period for :
        Interest                                        $   3,280,682   $   2,777,805
        Income taxes                                    $      36,249   $     233,213
    Additions to real estate acquired
        through foreclosure                             $     529,713   $     785,692
    Unrealized net gain/(loss) on securities
        available for sale, net of income taxes         $      35,540   $     (30,601)






















See accompanying notes to consolidated financial statements

                  Security Federal Corporation and Subsidiary


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with general accepted accounting principles.
Such statements are unaudited but, in the opinion of management, reflect all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in The Annual Report to Stockholders when reviewing interim financial statements. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Security Federal Savings Bank of South Carolina (the "Bank or Security Federal") and its wholly owned subsidiary Security Financial Services Corporation. The principal business activity of the service corporation is real estate sales and development. In consolidation, all significant intercompany items and transactions have been eliminated.

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

                                Security Federal Corporation and Subsidiary

     Notes to Consolidated Financial Statements (continued)

     4. Investments and Mortgage-backed Securities, Held to Maturity

        The amortized cost, gross unrealized gains, gross unrealized losses and market values of investment securities held to maturity are as follows:

                                                            September 30, 1995

                                                            Gross     Gross

                                              AmortizedUnrealizedUnre alized     Market
                                                   Cost     Gains    Losses      Value
                                                                              U S Government and agency
           obligations                      36,288,675       300   571,400 35,717,575

        Mortgage-backed securities           1,605,455    31,924     9,633  1,627,746



                                                                 Marc h 31, 1995

                                                            Gross     Gross

                                              AmortizedUnrealizedUnre alized     Market
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



     5. Investments and Mortgage-backed Securities, Available for Sale

        The amortized cost, gross unrealized gains, gross unrealized losses and market values of investment securities available for sale are as follows:

                                                            September 30, 1995

                                                            Gross     Gross

                                              AmortizedUnrealizedUnre alized     Market
                                                   Cost     Gains    Losses      Value
        U S Government and agency
           obligations                       4,007,297         0    25,169  3,982,128

        Mortgage-backed securities                   0         0         0          0


                                                                 Marc h 31, 1995

                                                            Gross     Gross

                                              AmortizedUnrealizedUnre alized     Market
                                                   Cost     Gains    Losses      Value
        U S Government and agency
           obligations                       4,013,080         0    82,454  3,930,626

        Mortgage-backed securities                   0         0         0          0

                                                  -8-

          Security Federal Corporation and Subsidiary

    Notes to Consolidated Financial Statements (continued)

    6.  Loans Receibable, Net

    Loans receivable, net at September 30, 1995, consisted of the following:

    Loans held for sale:

    Loans held for sale were $424,833 and $776,631 at September 30, 1995 and March 31, 1995 respectively.

    Loans held for investment:           September 30, 1995       March 31, 1995
                                                                    Residential real estate
        64,558,172           66,226,289
        Consumer                              44,135,169           44,089,104
        Commercial real estate                12,228,890           13,007,516
        Commercial business                   34,501,286           29,718,456
                                             155,423,517          153,041,365

    Less:
        Allowance for loan loss                2,085,372            1,955,119
        Loans in process                         731,754            2,419,433
        Deferred loan fees                       448,594              466,250
                                               3,265,720            4,840,802
                                             152,157,797          148,200,563

    The following is a reconciliation of the allowance for possible loan losses:

                                         September 30, 1995
    Beginning balance                          1,955,119
    Provision                                    150,000
    Charge-offs                                  (28,754)
    Recoveries                                     9,007
    Ending balance                             2,085,372


    7.  Deposits

    A summary of deposit accounts by type with weighted average rates are as follows:

                                                September 30, 1995     March 31, 1995
                                                  Balance     Rate     Balance    Rate
    Demand Accounts:
        Now                                   39,169,157    1.36%  41,211,492   1.40%
        Money Market                          14,358,882    3.32%  16,776,207   3.27%
        Regular Savings                       14,956,850    2.63%  14,491,809   2.61%
    Total demand accounts                     68,484,889    2.05%  72,479,508   2.07%

    Certificate Accounts:
           0 - 4.99%                           6,928,562           44,023,933
        5.00 - 6.99%                          88,057,416           48,182,486
        7.00 - 8.99%                             852,229            1,588,710
    Total certificates of deposit             95,838,207    5.83%  93,795,129   5.17%

    Total deposit accounts                   164,323,096    4.27% 166,274,637   3.82%

                              Security Federal Corporation and Subsidiary

    Notes to Consolidated Financial Statements (continued)

    8.  Federal Home Loan Bank Advances

    Federal Home Loan Bank Advances are summarized by year of maturity and weighted average interest rate in the table below:

                                                    September 30, 1995      March 31, 1995
                                                     Balance     Rate       Balance    Rate
    Fiscal
    Year Due
                  1996                           12,876,000    6.24%    19,951,000   6.40%
                  1997                           10,189,000    6.32%       414,000   8.45%
                  1998                            3,452,000    6.60%     3,452,000   6.60%
                  1999                              490,000    8.65%       490,000   8.65%
    2000 and thereafter                           1,708,000    8.58%     1,726,000   8.58%

                                                 28,715,000    6.50%    26,033,000   6.65%




    9.  Regulatory Matters

    The following table reconciles the Bank's stockholders' equity to its various regulatory capital positions: (dollars in thousands)


                                               September 30, 1995      March 31, 1995
    Bank's Stockholders' equity                      14,351                 13,981
    Unrealized loss on available for sale
       securities, net of tax                            16                     51
    Reduction for nonqualifying assets                 (790)                (1,119)
    Reduction for goodwill and other
       intangibles                                   (3,146)                (3,376)
    Tangible capital                                 10,431                  9,537
    Qualifying core deposits and
       intangible assets                              1,240                  1,361
    Core capital                                     11,671                 10,898
    Supplemental capital                              1,768                  1,756

    Risk-based capital                               13,439                 12,654


    The following table compares the Bank's capital levels relative to the requirements
    applicable under FIRREA at September 30, 1995.        (dollars in thousands)

                         Amount  Percent              Actual           Excess
                       Required Required   Amount    Percent   Excess  Percent
    Tangible capital      3,133     1.5%  10,431       4.99%    7,298  3.49%
    Core capital          6,302     3.0%  11,671       5.56%    5,369  2.56%
    Risk-based capital   11,316     8.0%  13,439       9.50%    2,123  1.50%

             Security Federal Corporation and Subsidiary
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Recent Developments

Congress currently has various proposals or bills they are evaluating concerning the premium differential between BIF and SAIF funds in the FDIC. Commercial banks who primarily have BIF insured deposits are currently paying approximately nineteen cents per $100 of deposits less than thrifts, including Security Federal, who primarily hold SAIF insured deposits. The proposals call for a one-time assessment of approximately 85 to 90 basis points per $100 of SAIF deposits. Both funds would then, going forward, have the same, lower deposit premiums. If this should become law, Security Federal would incur a one-time charge of approximately $600,000 if the expense were to be tax deductible. Future FDIC premium expense would then be reduced in future periods. Management anticipates the Bank, after consideration of the one-time assessment, would continue to exceed all regulatory minimum capital levels. No assurance can be given as to whether the proposed legislation will be passed, or, if passed its final form.

In October 1995, Security Federal received permission from the Office of Thrift Supervision to open a full service banking facility at the Wal*Mart Superstore on Whiskey Road in Aiken, SC. The branch is expected to open in February 1996.


Changes in Financial Condition

Total assets of the Company increased $3.3 million or 1.6% during the six months ended September 30, 1995, primarily due to an increase of $4.0 million in loans held for investment. Cash and cash equivalents increased $642,931, while investments and mortgage-backed securities decreased by $650,613 during the six month period.

Federal Home Loan Bank stock increased 4.0% during the six months ended September 30, 1995, due to an increase in the required stock amount caused by an increase in FHLB advances. Real estate acquired through foreclosure decreased by $244,089 mainly due to lot sales in an acquired real estate development. Real estate acquired for development decreased $154,587 during the period due to sales of real estate.

Deposits decreased $2.0 million or 1.2% during the six months ended September 30, 1995, while Federal Home Loan Bank advances grew $2.0 million of 10.3% in order to fund the Banks's growth.

             Security Federal Corporation and Subsidiary
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Changes in Financial Condition (continued)

The Board of Directors declared the eighteenth and nineteenth consecutive quarterly dividends of $.05 per share in May and August 1995 respectively, which totalled $40,918. Unrealized net losses on securities available for sale decreased by $35,540 during the six months ended September 30, 1995. Net income for the six month period was $316,674. These items combined to increase the Company's stockholders' equity by $311,296 or 2.2% during the six months ended September 30, 1995. Book value per share stood at $36.17 at September 30, 1995 compared to $35.40 at March 31, 1995.

Liquidity and Capital Resources

In accordance with the Office of Thrift Supervision regulations, the Bank is required to maintain a liquidity ratio at specified levels which are subject to change. Currently, a minimum of 5.0% of the combined total of deposits and certain borrowings must be maintained in the form of cash or eligible investments. During the six months ended September 30, 1995, Security Federal maintained an average liquidity of 6.26% compared to 8.57% for the same period in 1994. This decrease is due to the increase in loans held for investment. The Bank's current liquidity is in line with management's objectives and deemed adequate to meet requirements of normal operations, potential deposit outflows and loan demand while still allowing for optimal investment of funds and return on assets.

Loan repayments and maturities of investments are a significant source of funds to the Bank, whereas loan disbursements are a primary use of Security Federal's funds. During the six months ended September 30, 1995, loan disbursements exceeded loan repayments resulting in a $3.6 million or 2.4% increase in total net loans receivable.

Deposits and other borrowings are also an important source of funds for the Bank. During the six months period ended September 30, 1995, deposits decreased $2.7 million while Federal Home Loan Bank advances increased $2.0 million. At September 30, 1995, Security Federal had $79 million of certificates of deposit coming due within one year. Based on previous experience, a major portion of these certificates will be redeposited.

Capital resources at September 30, 1995, are sufficient to meet outstanding mortgage loan commitments of $22,300 and unused lines of credit of $25.8 million. Management believes that the Bank's short-term and long-term liquidity needs will continue to be supported by the Bank's deposit base and borrowing capacity.

             Security Federal Corporation and Subsidiary
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Accounting and Reporting Changes

FASB Statement 107, "Disclosure about Fair Value Instruments" became effective for the Bank for the fiscal year ending March 31, 1996. FASB No. 107 will require the Bank to disclose the fair value of financial instruments.

In May 1993, the FASB issued Statement No. 114 "Accounting by Creditors for Impairment of a Loan" which became effective for the Bank beginning April 1, 1995. This statement requires a lender to consider a loan to be impaired if the lender believes it is probable that it will be unable to collect all principal and interest due according to the contractual terms of the loan. If a loan is impaired, the lender will be required to record a loan valuation allowance equal to the present value of the estimated future cash flows discounted at the loan's effective rate. This accounting change will significantly change the troubled debt restructuring accounting by lenders presently allowed under FASB Statement 15. Adoption of this statement did not have a material adverse effect on the financial condition or results of operation of the Bank.

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

RESULTS OF OPERATIONS

Net Income

Security Federal's net income decreased $94,454 or 34.4% and $225,296 or 41.6% for the three months and six months ended September 30, 1995, compared to the same periods in 1994. The decreases are attributable to decreases in net interest income and other income and was offset partially in the quarter period only by a decrease in general and administrative expenses.

Net Interest Income

Net interest income decreased by $169,850 or 8.7% during the three months and $187,025 or 5% for the six months ended September 30, 1995, compared to the same periods last year primarily due to increases in interest paid on certificates of deposit and FHLB advances, offset in part by an increase in interest earned on loans receivable.

Total interest income increased $441,963 or 12.6% and $980,320 or 14.4% for the three and six months ended September 30,1995, compared to the same periods in 1994. Interest income on loans increased $500,696 or 17.4% and $1,106,179 or 20% during the three and six month periods due to higher yields and larger loan balances outstanding. Interest income on investments decreased $64,727 and $111,757 or about 10% due to maturities of investments with no new additional purchases of securities.

             Security Federal Corporation and Subsidiary
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Net Interest Income (continued)

For the three and six month periods, total interest expense increased $611,813 or 39% and $1,167,345 or 37.8% over 1994. Interest on NOW, money market, and regular savings accounts decreased by $33,869 for the three months and $52,671 for the six months ended September 30, 1995. Interest expense on certificates of deposit increased by $487,016 or 55% and $806,851 or 43.8% in 1995 compared to the three and six month periods in 1994 due to increased rates paid on renewing and new certificates. Interest expense on FHLB advances increased by $158,666 or 53% and $413,165 or 85.7% due to increases in average advances outstanding and interest rates paid on advances during the three and six months ended September 30, 1995.


Provision for Loan Losses

Security Federal's provision for loan losses remained the same at $75,000 for the quarter and $150,000 for the six months ended September 30, 1995 compared to the same time frames in 1994. During the six months ended September 30, 1995, the Bank had net charge-offs of $19,747 compared to $21,813 one year ago. The Bank stops accruing interest on any loan that is 60 or more days delinquent. Loans delinquent 90 or more days at September 30, 1995 were .31% of loans outstanding compared to .51% at March 31, 1995. The allowance for loan losses as a percentage of total loans outstanding was 1.35% at September 30, 1995, compared to 1.30% at March 31, 1995. The Aiken area's largest employer, the Savannah River Site, has begun reducing it work force which has led to some uncertainties for the local economy and slower real estate sales. Future additions to the Bank's allowance for loan losses are dependent on the performance of the Bank's loan portfolio, the economy, changes in real estate values, and interest rates. There can be no assurance that additions to the allowance will not be required in future periods. Management continues to monitor its loan portfolio for the impact of local economic changes.

Other Income

Total other income decreased $99,975 or 26.1% and $186,875 or 23.1% for the three and six months ended September 30, 1995, compared to the same periods last year primarily due to decreases in the gain on sale of loans.

The Bank's gain on sale of loans decreased $62,880 or 69.6% and $122,993 or 73.3% during these periods. This is due to a decrease in volume of originations in fixed rate loans, which are generally sold.

             Security Federal Corporation and Subsidiary
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Other Income (continued)

Service fees on deposit accounts decreased by $10,104 or 7.0% and $22,878 or 8.1% during the three and six months ended September 30, 1995. Other income, which encompasses commissions on credit life insurance, safe deposit box rental income, and miscellaneous fees, decreased by $21,934 or 58.9% and $45,222 or 36% during the three and six month periods in 1995 compared to the periods ended September 30, 1994.

General and Administrative Expenses

For the three months ended September 30, 1995, compared to the same period in 1994, general and administrative expenses decreased $84,872 or 4.7%. The reduction was caused by a $46,977 or 5.2% decrease in compensation and benefits expense, a $12,347 decrease in occupancy expense, a $15,363 reduction in FDIC premiums, a $41,400 decrease in other expenses which consist of data processing, legal, loan and real estate owned expenses, and miscellaneous expenses, offset partially by an increase of $27,302 in advertising expense to promote new checking account products.

For the six months ended September 30, 1995, compared to the same period a year ago, general and administrative expenses increased slightly by $17,491 or .50%. The increase was due to increases in data processing and legal expense in the other expense category, and increases in advertising and FDIC premiums, offset in part by decreases in compensation and employee benefits, occupancy, and depreciation and maintenance of equipment expenses.

Amortization of intangible expense arising from branch acquisitions in October 1993 were $116,310 for the quarter and $232,620 for six months ended September 30, 1994 and 1995. The balance of goodwill stood at $1.9 million and the core deposit intangible at $1.3 million at September 30, 1995.

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

       None.

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