Form 10QSB
period 1995-12-31
SECURITY FEDERAL CORPORATION
filed 1996-02-26
CIK 818677

             SECURITIES AND EXCHANGE COMMISSION

                    Washington, DC  20549

                        Form 10 - QSB

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1995

     (TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to
                       _______________

              Commission file number:  0-16120

                SECURITY FEDERAL CORPORATION

        Delaware                        57-0858504
        (State or other jurisdiction of (IRS Employer incorporation or organization)Identification Number)

       1705 Whiskey Road, Aiken, South Carolina  29801
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


          Class                         Outstanding Shares
at

          Common Stock                  December 31, 1995

          $0.01 Par Value               413,184

                            INDEX

                SECURITY FEDERAL CORPORATION

PART I - FINANCIAL INFORMATION (UNAUDITED) PAGE

Item 1.  Financial Statements (Unaudited):

     Consolidated Balance Sheet at
     December 31, 1995 and March 31, 1995     1

     Consolidated Statement of Income for the
     Three months ended December 31, 1995 and 1994     2

     Consolidated Statement of Income for Nine
     months ended December 31, 1995 and 1994  3

     Consolidated Statement of Shareholders' Equity    4

     Consolidated Statement of Cash Flows   5-6

     Notes to Consolidated Financial Statements   7-10

Item 2.  Management's Discussion and Analysis
     Financial Condition and Results of Operations     11-14

PART II. OTHER INFORMATION

     Other Information                       15

     Signatures                              16


                      SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements and related notes

         Security Federal Corporation and Subsidiary
           Consolidated Balance Sheet  (unaudited)

                                      December 31      March
31
                                        1995           1995
ASSETS
Cash and cash equivalents           $ 8,931,202  $  5,697,391
Investments and mortgage-backed
securities:
      Available for Sale              31,547,038     3,930,626
      Held to Maturity                11,136,971    38,596,245
Loans Receivable net:
      Held for Sale                   1,190,749       776,631
      Held for Investment             151,071,57    148,200,563
                                              6
                                      152,262,32    148,977,194
                                              5

Accrued interest receivable:
      Loans                             928,782       755,265
      Mortgage-backed securities         21,839        22,328
      Investments                       526,974       464,229
Premises and equipment, net           2,877,028     3,251,171
Federal Home Loan Bank stock, at      1,572,000     1,415,100
cost
Real estate acquired in settlement      976,128     1,531,251
of loans
Real estate held for development      1,343,415     1,442,723
and sale
Other assets                          3,852,232     3,865,211
Total Assets                          215,975,93    209,948,734
                                              4

LIABILITIES AND STOCKHOLDERS'
EQUITY
Liabilities:
   Deposit Accounts                 $ 168,184,81  $ 166,274,637
                                              7
   Advances from Federal Home Loan    27,790,000    26,033,000
Bank
   Other borrowed money                 350,000             0
   Advance payments by borrowers
       for taxes and insurance          412,944       442,456
   Other Liabilities                  4,273,371     2,709,171
Total liabilities                   $ 201,011,13  $ 195,459,264
                                              2

Stockholders' Equity:
     Serial preferred stock, $.01
par value;
       authorized shares - 200,000
       issued and outstanding, none
     Common stock, $.01 par value;
        authorized shares 1,000,000
        issued and outstanding
shares, 409,246 at March 31
        and 413,184 at December 31,       4,132         4,092
1995
     Additional paid-in capital       3,919,262     3,879,922
     Unrealized net loss on
securities available
       for sale, net of income        (115,166)      (51,155)
taxes
     Retained earnings,               11,156,574    10,656,611
substantially restricted
Total stockholders' equity            14,964,802    14,489,470

Total liabilities and stockholders' $ 215,975,93  $ 209,948,734
equity                                        4

         Security Federal Corporation and Subsidiary
        Consolidated Statement of Income (Unaudited)
                                          Three Months Ended
                                             December 31
                                        1995         1994
Interest Income:
  Loans                              $ 3,459,221 $   3,202,525
  Mortgage-backed securities             27,098        32,297
  Investment securities                 522,411       565,102
  Other                                  22,421        29,699
       Total interest income          4,031,151     3,829,623

Interest expense:
   NOW and money market accounts        247,780       258,931
   Passbook accounts                     82,071        94,403
   Certificate accounts               1,391,830       998,353
   Advances and other borrowed money    473,489       405,980
       Total interest expense         2,195,170     1,757,667

Net interest income                   1,835,981     2,071,956
Provision for loan losses                30,000        75,000
Net interest income after provision
for
   loan losses                        1,805,981     1,996,956

Other income:
   Gain on sale of loans                 37,743        27,594
   Loan servicing fees                   78,519        82,516
   Service fees on deposit accounts     161,912       141,360
   Income from real estate             (57,980)         3,566
operations
   Other                                 61,407        48,833
       Total other income               281,601       303,869

General and administrative expenses:
   Salaries and employee benefits       824,617       905,210
   Occupancy                             90,680        98,917
   Advertising                           69,367        30,108
   Depreciation and maintenance of      159,286       166,539
equipment
   Amortization of intangibles           89,007       112,944
   FDIC insurance premiums              116,310       116,310
   Other                                372,709       403,695
       Total general and              1,721,976     1,833,723
administrative expenses

Income before income taxes              365,606       467,102
Provision for income taxes              120,740       133,274

Net income                           $   244,866       333,828


Net income per common share          $      0.59 $        0.82
Cash dividend on common stock        $      0.05 $        0.05
Weighted average shares outstanding  $   412,071 $     408,515

         Security Federal Corporation and Subsidiary
        Consolidated Statement of Income (Unaudited)
                                          Three Months Ended
                                             December 31
                                        1995         1994
Interest Income:
  Loans                              $ 10,098,787 $   8,735,912
  Mortgage-backed securities             83,942       106,408
  Investment securities               1,583,454     1,737,902
  Other                                  64,174        68,287
       Total interest income          11,830,357    10,648,509

Interest expense:
   NOW and money market accounts        837,743       822,434
   Passbook accounts                    273,816       304,382
   Certificate accounts               3,976,831     2,837,400
   Advances and other borrowed money  1,369,048       888,374
       Total interest expense         6,457,438     4,852,590

Net interest income                   5,372,919     5,795,919
Provision for loan losses               180,000       225,000
Net interest income after provision
for
   loan losses                        5,192,919     5,570,919

Other income:
   Gain on sale of loans                 82,590       195,434
   Loan servicing fees                  232,898       240,667
   Service fees on deposit accounts     422,494       424,820
   Income from real estate               23,010        76,566
operations
   Other                                141,673       174,321
       Total other income               902,665     1,111,808

General and administrative expenses:
   Salaries and employee benefits     2,567,144     2,665,751
   Occupancy                            276,552       306,183
   Advertising                          151,051       100,280
   Depreciation and maintenance of      491,550       512,841
equipment
   Amortization of intangibles          295,611       310,008
   FDIC insurance premiums              348,930       348,930
   Other                              1,141,031     1,122,132
       Total general and              5,271,869     5,366,125
administrative expenses

Income before income taxes              823,715     1,316,602
Provision for income taxes              262,175       440,804

Net income                           $   561,540       875,798


Net income per common share          $      1.37 $        2.17
Cash dividend on common stock        $      0.15 $        0.15
Weighted average shares outstanding  $   410,184 $     403,237

         Security Federal Corporation and Subsidiary
       Consolidated Statement of Shareholders' Equity
         For the nine months ended December 31, 1995
                         (unaudited)
                                  Unrealiz
                                     ed
                                  Net Loss
                        Additiona    on
                            l     Securiti
                                     es
                Common   Paid-In  Availabl Retained
                                      e
                 Stock   Capital  for Sale Earnings Total

Beginning
balance
March 31,         4,092 3,879,922 (51,155) 10,656,6 14,489,4
1995                                            11       70

Net income       -----    -----     -----  561,540  561,540

Cash dividend    -----    -----     -----  (61,577) (61,577)

Exercise of          40    39,340                    39,380
stock options

Change in
unrealized
net loss
on securities    -----    -----   (64,011)  -----  (64,011)
available for
sale


Ending
balance
December 31,      4,132 3,919,262 (115,166 11,156,5 14,964,8
1995                                     )      74       02

                              4

         Security Federal Corporation and Subsidiary
            Consolidated Statement of Cash Flows
                                          Nine Months Ended
                                             December 31
                                        1995         1994
Cash flows from operating activities:
Net Income                              561,540     875,798
Adjustments to reconcile net income
to net
cash provided by operating
activities:
   Depreciation Expense                 446,827     440,602
    Gain (Loss) on disposal of                        1,192
premises and equipment
   Amortization of purchase             348,930     348,930
accounting adjustments
   Discount accretion and premium       157,737     181,596
amortization
   Provisions for losses on loans and   225,000     225,000
real estate
   Gain on sale of loans               (82,590)   (195,434)
   Gain on sale of Real Estate         (36,722)   (123,460)
   Amortization of deferred fees on   (134,400)   (143,624)
loans
   Proceeds from sale of loans held   7,090,322  16,219,422
for sale
   Origination of loans for sale      (7,421,85  (7,930,485
                                             0)           )
   (Increase) decrease in accrued
interest
      receivable:
           Loans                      (173,517)    (46,170)
           Mortgage-backed securities       489     (2,132)
           Investments                 (62,745)    (36,927)
   Increase (Decrease) in advance
payments
      by borrowers                     (29,512)       5,417
   Other, net                           704,651  (1,207,493
                                                          )
Net cash provided by operating        1,594,160   8,612,232
activities
Cash flows from investing activities
Proceeds from maturities of interest          0      95,000
bearing deposits
Principal repayments on mortgage-       136,476     481,060
backed securities
Purchase of investment securities             0   (500,000)
Purchase of Mortgage-backed           (1,054,52           0
securities                                   9)
Proceeds from maturities of             500,000   5,200,000
investment securities
Proceeds from sale of investments             0   1,500,000
Purchase of FHLB Stock                (299,600)   (520,100)
Redemption of FHLB Stock                142,700     340,000
(Increase) Decrease in loans to       (2,977,81  (27,748,88
customers                                    8)          6)
Investment in real estate held for    (196,091)   (339,671)
development
Proceeds from sale of real estate       293,240     548,859
held for development
Proceeds from sale of real estate
acquired
   through foreclosure                1,172,974     229,750
Purchase of premises and equipment     (72,684)   (213,011)
Proceeds form sale of premises and            0         564
equipment
Net cash used by investing activities (2,355,33  (20,926,43
                                             2)          5)

         Security Federal Corporation and Subsidiary
            Consolidated Statement of Cash Flows
                                          Nine Months Ended
                                             December 31
                                        1995         1994
Cash flows from financing activities:
    Increase(Decrease) in deposit     1,910,180  (7,370,758
accounts                                                  )
    Proceeds from FHLB advances       93,255,00  109,260,00
                                              0           0
    Repayment of FHLB advances        (91,498,0  (92,450,00
                                            00)          0)
Proceeds of other borrowings             350000           0
    Dividends to share holders         (61,577)    (60,416)
    Exercise of stock options            39,380     194,640
Net cash provided by financing        3,994,983   9,573,466
activities

Net increase in cash and cash         3,233,811  (2,740,737
equivalents                                               )
Cash and cash equivalents at          5,697,391   8,631,817
beginning of period

Cash and cash equivalents at end of   8,931,202   5,891,080
period

Supplemental disclosure of cash flow
information:
    Cash paid during the period for :
        Interest                      6,573,644   5,094,342
        Income taxes                    209,000     265,000
    Additions to real estate acquired
        through foreclosure             623,970     134,096
    Unrealized net gain/(loss) on
securities
        available for sale, net of     (64,011)    (39,297)
taxes
    Transfer of Investments Held to
Maturity to
        Investments Available for     27,867,17           0
Sale                                          0

         Security Federal Corporation and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with general accepted accounting principles. Such statements are unaudited but, in the opinion of management, reflect all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in The Annual Report to Stockholders when reviewing interim financial statements. The results of operations for the period ended December 31, 1995 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

3.    Securities

In November 1995, the Financial Accounting Standards Board Financial Accounting Standards Board (FASB) issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," which allowed entities a one-time reclassification of their investment securities without tainting their portfolio. This was to be done before December 31, 1995. In accordance with this Special Report, the Company reclassified $27,900,000 of its held for investment portfolio to its available for sale portfolio.
                              7

         Security Federal Corporation and Subsidiary

Notes to Consolidated Financial Statements (continued)

Securities  (continued)

Investments and Mortgage-backed Securities, Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses and market values of investment and mortgage-backed securities held to maturity are as follows:

                               December 31, 1995
                              Gross      Gross
                    Amortize  Unreal     Unrealiz  Market
                    d Cost    ized       ed        Value
                             Gains      Losses
US Government and
agency
obligations         8,509,14  9,360     166,630   8,351,87
                    0                             0

Mortgage-backed
securities          2,627,83  34,674    4,583     2,657,92
                    1                             2


                                   March 31, 1995
                              Gross      Gross
                    Amortize  Unreal     Unrealiz  Market
                    d         ized       ed        Value
                    Cost      Gains      Losses
US Government and
agency              36,885,6                      35,369,2
obligations         40        0         1,516,40  33
                                        7

Mortgage-backed
securities          1,710,60  18,979    18,179    1,711,40
                    5                             5


Investments and Mortgage-backed Securities, Available for
Sale

The amortized cost, gross unrealized gains, gross unrealized losses and market values of investment and mortgage-backed securities available for sale are as follows:

                               December 31, 1995
                                Gross      Gross
                     Amortize   Unreal     Unrealiz  Market
                     d          ized       ed        Value
                     Cost       Gains      Losses
US Government and
agency              $31,732,6   $         $         $
obligations          70         6,679     192,311   31,547,0
                                                    38

Mortgage-backed
securities           0          0         0         0


                                   March 31, 1995
                               Gross      Gross
                     Amortize  Unreal     Unrealiz  Market
                     d         ized       ed        Value
                     Cost      Gains      Losses
US Government and
agency              $          $           $        $
obligations          4,013,08  0          82,454    3,930,62
                     0                              6

Mortgage-backed
securities           0         0          0         0



                              8
         Security Federal Corporation and Subsidiary

Notes to Consolidated Financial Statements (continued)

4.    Loans Receivable, Net

Loans receivable, net at December 31, 1995, consisted of the following:

Loans held for sale:

Loans held for sale were $1,190,749 and $776,631 at December
31, 1995 and March 31, 1995 respectively.

Loans held for investment   December 31, 1995March 31, 1995
   Residential real estate $ 60,843,637      $ 66,226,289
   Consumer                                  45,240,452
44,089,104
   Commercial real estate    11,881,263        13,007,516
   Commercial business       35,880,734        29,718,456
                           $153,846,086      $    153
,041,365

Less:
   Allowance for loan loss $  2,052,459      $ 1,955,119
   Loans in process             297,339        2,419,433
   Deferred loan fees           424,712        466,250
                              2,774,510        4,840,802
                           $151,071,576       $
148,200,563

The following is a reconciliation of the allowance for possible loan losses:

                            December 31, 1995
Beginning balance                     $      1,955,119
Provision                                    180,000

Charge-offs                                  (95,821)
Recoveries                       13,161
Ending balance                        $      2,052,459

5.    Deposits

A summary of deposit accounts by type with weighted average rates are as follows:

                            December 31, 1995          March
31, 1995
Demand Accounts:                Balance      RateBalance
Rate
   Checking                  44,566,492      1.27%41,211,492
1.40%
   Money Market        13,458,475 3.02%      16,776,207
3.27%
   Regular Savings     13,236,726 2.48%      14,491,809
2.61%
Total demand accounts  71,261,693 1.83%      72,479,508
2.07%

Certificate Accounts:
        0 - 4.99%             3,079,560      44,023,933
   5.00 - 6.99%              93,118,675        48,182,486
   7.00 - 8.99%                  724,889       1,588,710
Total certificates of deposit96,923,124      5.81%93,795,129
5.17%
Total deposit accounts168,184,817 4.13%      166,274,637
3.82%

Notes to Consolidated Financial Statements (continued)

6.    Federal Home Loan Bank Advances

Federal Home Loan Bank Advances are summarized by year of maturity and weighted average interest rate in the table below:

Fiscal Year Due                              December 31,
1995                 March 31, 1995
                        Balance    Rate      Balance   Rate
1996         5,376,000   6.46%19,951,000     6.40%
   1997                16,764,000 5.93%        3,414,000
6.56%
   1998                 3,452,000 6.60%           452,000
8.60%
   1999                    490,0008.65%           490,000
8.65%
   2000/thereafter      1,708,000 8.58%        1,726,000
8.59%
                       27,790,000 6.33%      26,033,000
6.65%

7.    Regulatory Matters

The following table reconciles the Bank's Stockholders' equity to its various regulatory capital positions:
                   (Dollars in Thousands)

                            December 31, 1995          March
31, 1995
Bank's Stockholders' Equity   14,503           13,981
Unrealized loss on available for sale
    securities, net of tax       115               51
Reduction for nonqualifying assets
(1,119)
Reduction for goodwill and other
    intangibles                     (3,031)
(3,376)
Tangible capital                    11,587             9,537
Qualifying core deposits and
    intangible assets                        1,180
1,361
Core capital                                 12,767
10,898
Supplemental capital           1,670            1,756

Risk-based capital                           14,437
12,654

The following table compares the Bank's capital levels
relative to the requirements applicable under FIRREA at
December 31, 1995.   (dollars in thousands)
                          <cc>
               Amount  Perce          Actua         Exce
               Requir  nt     Amoun   l      Exces  ss
               ed      Requi  t       Perce  s      Perc
                       red            nt            ent
 Tangible
 capital       3,179   1.5%   11,58   5.47%  8,408  3.97
                              7                     %
 Core capital
               6,393   3.0%   12,76   5.99%  6,374  2.99
                              7                     %
 Risk-based
 capital       11,365  8.0%   14,43   10.16  3,072  2.16
                              7       %             %


         Security Federal Corporation and Subsidiary
           Management's Discussion and Analysis of
        Results of Operations and Financial Condition

Recent Developments

Congress currently has various proposals or bills they are evaluating concerning the premium differential between BIF and SAIF funds in the FDIC. Commercial banks who primarily have BIF insured deposits are currently paying a significantly lower amount for deposit insurance premiums than thrifts, including Security Federal, who primarily hold SAIF insured deposits. The current proposal calls for a one-time assessment of approximately 85 to 90 basis points per $100 of SAIF deposits on March 31, 1995. Both funds would then, going forward, have the same, lower deposit premiums. If this should become law, Security Federal would incur a one-time charge of approximately $600,000 if the expense were to be tax deductible. Future FDIC premium expense would then be reduced in future periods. Management anticipates the Bank, after consideration of the one-time assessment, would continue to exceed all regulatory minimum capital levels.

In October 1995, Security Federal received permission from the Office of Thrift Supervision to open a full service banking facility at the Wal-Mart Superstore on Whiskey Road in Aiken, SC. The branch will open in February 1996.

Changes in Financial Condition

Total assets of the Company increased $6.0 million or 2.9% during the nine months ended December 31, 1995 primarily due to an increase of $2.9 million in loans held for investment and a $3.2 million increase in cash and cash equivalents. Investments and mortgage-backed securities increased $157,138 due to the securitization of $1.1 million of single family home loans into mortgage-backed securities offset in part by maturities and principal repayments on mortgage-backs.

Federal Home Loan Bank stock increased 11.1% during the nine months ended December 31, 1995 due to an increase in Federal Home Loan Bank advances. Real estate acquired through foreclosure decreased by $555,123 mainly due to lot sales in an acquired real estate development. Real estate acquired for development decreased $99,308 during the period due to sales of real estate and an increase of $45,000 in the valuation allowance on real estate acquired for development.

Deposits increased $1.9 million or 1.2% during the nine months ended December 31, 1995, while Federal Home Loan Bank advances grew $1.8 million or 6.8% in order to fund the Bank's growth.

The Board of Directors declared the eighteenth, nineteenth, and twentieth consecutive quarterly dividends of $.05 per share in May, August, and November 1995 respectively, which totaled $61,577. Cash realized from the exercise of stock options increased paid in capital by $39,380 during the period. Unrealized net losses on securities available for sale increased by $64,011 during the nine months ended December 31, 1995 due to the transfer of $27.9 million in Treasuries from investments held to maturity to investments available for sale during the "one-time reclassification" allowed by FASB in December 1995 under Statement of Financial Accounting Standard 115. Net income for the nine month period was $561,540. These items combined to increase the Company's stockholders' equity by $475,332 or 3.3% during the nine months ended December 31, 1995. Book value per share stood at $36.22 at December 31, 1995 compared to $35.40 at March 31, 1995.

Liquidity and Capital Resources

In accordance with Office of Thrift Supervision regulation, the Bank is required to maintain a liquidity ratio at specified levels which are subject to change. Currently, a minimum of 5.0% of the combined total of deposits and certain borrowings must be maintained in the form of cash or eligible investments. During the nine months ended December 31, 1995, Security Federal maintain an average liquidity of 6.25% compared to 8.14% for the same period in 1994. This decrease is due to an increase in loans held for investment. The Bank's current liquidity is in line with management's objectives and deemed adequate to meet requirements of normal operations, potential deposit outflows and loans demand while still allowing for optimal investment of funds and return on assets.

         Security Federal Corporation and Subsidiary
           Management's Discussion and Analysis of
        Results of Operations and Financial Condition

Liquidity and Capital Resources  (continued)
Loan repayments and maturities of investments are a significant source of funds to the Bank, whereas loan disbursements are a primary use of Security Federal's funds.
During the nine months ended December 31, 1995, loan disbursements exceeded loan repayments resulting in a $3.3 million or 2.2% increase in total net loans receivable.

Deposits and other borrowings are also an important source of funds for the Bank. During the nine months ended
December 31, 1995, deposits increased $1.9 million while
Federal Home Loan Bank advances increased $1.8 million.  At
December 31, 1995, Security Federal had $78.3 million of certificates of deposit coming due within one year. Based on previous experience, a major portion of these certificates will be redeposited.

Capital resources at December 31, 1995, were sufficient to meet outstanding mortgage loan commitments of $14,400 and unused lines of credit of $26.9 million at that time.
Management believes the Bank's short-term and long-term liquidity needs will continue to be supported by the Bank's deposit base and borrowing capacity.

Accounting and Reporting Changes

FASB Statement 107, "Disclosure about Fair Value
Instruments" became effective for the Bank for the fiscal year ending March 31, 1996. FASB NO. 107 will require the
Bank to disclose the fair value of financial instruments.

In May 1993, the FASB issued Statement No. 114 "Accounting by Creditors for Impairment of a Loan" which became effective for the Bank beginning April 1, 1995. This statement requires a lender to consider a loan to be impaired if the lender believes it is probable that it will be unable to collect all principal and interest due according to the contractual terms of the loan. If a loan is impaired, the lender will be required to record a loan valuation allowance equal to the present value of the estimated future cash flows discounted at the loan's effective rate. This accounting change will significantly change the troubled debt restructuring accounting by lenders presently allowed under FASB Statement 15. Adoption of this statement did not have a material adverse impact on the financial condition of results of operation of the Bank.

In October 1994, the FASB issued SFAS 119, "Disclosure about Derivative financial Instruments and Fair Value of Financial Instruments." The Statement requires disclosures about amount, nature, and terms of derivative financial instruments. The statement amend SFAS 105 "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments." The statement is effective for the Association for the fiscal year ending March 31, 1996. In light of the Bank's current portfolio, this statement is not expected to have a significant impact on the Bank.

In May, 1995, the FASB issued Statement 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." The Statement requires that rights to service mortgage loans for others be recognized as a separate asset, however those rights are acquired. The Statement also requires that an entity assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The Statement applies prospectively in the Bank's fiscal year ended March 31, 1997 to transactions in which an enterprise sells or securitized mortgage loans with servicing rights, retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased prior to adoption of the Statement. Based on the Bank's current mortgage banking activities, this Statement is not expected to have a material impact on the Bank.

         Security Federal Corporation and Subsidiary
           Management's Discussion and Analysis of
        Results of Operations and Financial Condition


Impact of Inflation and Changing Prices

The consolidated financial statements, related notes, and other financial information presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation.

RESULTS OF OPERATIONS

Net Income

Security Federal's net income decreased $88,962 or 26.7% and $314,258 or 35.9% for the three months and nine months ended December 31, 1995, compared to the same periods in 1994.
The decreases are attributable to decreases in net interest income and other income offset partially by a decrease in general and administrative expenses.

Net Interest Income

Net interest income decreased by $235,975 or 11.4% for the three months and $423,000 or 7.3% for the nine months ended
December 31, 1995, compared to the same periods last year primarily due to increases in interest paid on certificates of deposit and Federal Home Loan Bank (FHLB) advances, offset in part by an increase in interest earned on loans receivable.

Total interest income increased $201,528 or 5.3% and $1.2 million or 11.1% for the three and nine months ended December 31, 1995, compared to the same periods in 1994. Interest income on loans increased $256,696 or 8.0% and $1.4 million or 15.6% during the three and nine month periods due to higher yields and a larger average loan portfolio. Interest income on investments decreased $42,691 or 7.6% and $154,448 or 8.9% due to some adjustable rate securities adjusting downward in rate and a lower average balance outstanding in securities during the periods.

For the three and nine month periods, total interest expense increased $437,503 or 24.9% and $1.6 million or 33.1% over 1994. Interest on NOW, Money Market and regular savings accounts decreased $23,483 for the three months and $15,257 for the nine months ended December 31, 1995. Interest expense on certificates of deposit increased by $393,477 or 39.4% and $1,139,431 or 40.2% in 1995 compared to the three and nine month periods in 1994 due to increased rates paid on renewing and new certificates and larger outstanding average balances in certificates during the periods. Interest expense on FHLB advances increased by $67,509 or 16.6% and $480,674 or 54.1% due to an increase in average advances outstanding and interest rates paid on advances during the three and nine months ended December 31, 1995.

Provision for Loan Losses

Security Federal's provision for loan losses decreased $45,000 for the three months ended December 31, 1995 to $30,000. The provision decreased by $45,000 to $180,000 for the nine months ended December 31, 1995 compared to the same period in 1994. During the nine months ended December 31, 1995, the Bank had net charge-offs of $82,660 compared to $61,316 one year ago. The Bank stops accruing interest on any loan that is 60 or more days delinquent. Loans delinquent 60 or more days at December 31, 1995

         Security Federal Corporation and Subsidiary
           Management's Discussion and Analysis of
        Results of Operations and Financial Condition

Provision for Loan Losses   (continued)

were 1.0% of loans outstanding compared to .55% at March 31, 1995. The allowance for loan losses as a percentage of total loans outstanding was 1.33% at December 31, 1995, compared to 1.30% at March 31, 1995. The Aiken area's largest employer, the Savannah River Site, has begun reducing its work force which has let to some uncertainties for the local economy and slower real estate sales. Future additions to the Bank's allowance for loan losses are dependent on the performance of the Bank's loan portfolio, the economy, changes in real estate values, and interest rates. There can be no assurance that additions to the allowance will not be required in future periods. Management continues to monitor its loan portfolio for the impact of local economic changes.

Other Income

Total other income decreased $22,268 or 7.3% and $209,143 or 18.8% for the three and nine months ended December 31, 1995, compared to the same periods last year primarily due to a decrease in the income from real estate operations and for the nine month period only, a decrease in the gain on sale of loans.

The Bank's gain on sale of loans increased $10,149 or 36.8% during the three months ended December 31, 1995 compared to the same quarter in 1994. Gain on sale of loans for the nine months ended December 31, 1995 decreased by $112,844 or 57.7% compared to 1994 due to a decreased volume in fixed rate loan originations in 1995. Service fees on deposit accounts increased $20,552 or 14.5% for the three months and decreased by $2,326 or 0.6% for the nine months ended December 31, 1995 compared to the same time frames in 1994. Income from real estate operation decreased $61,456 and $53,556 for the three and nine months ended December 31, 1995 compared to the 1994 periods respectively. The decrease is primarily caused by an increase of $45,000 in the valuation allowance for real estate acquired for development. Other income, which encompasses commissions on credit life insurance, safe deposit box rental income, and miscellaneous fees, increased by $12,574 or 25.8% for the three months but decreased $32,648 or 18.7% for the nine months ended December 31, 1995 compared to the periods ended December 31, 1994.

General and Administrative Expenses

For the three months ended December 31, 1995, compared to the same period in 1994, general and administrative expenses decreased $111,747 or 6.1%. The reduction was caused by an $80,593 or 8.9% decrease in compensation and benefits expense, an $8,237 or 8.3% decrease in occupancy expense, a $7,253 or 4.4% reduction in depreciation and maintenance of equipment, a $23,937 or 21.2% reduction in FDIC premiums, and a $30,986 decrease in other expenses which consist of data processing, legal, loan and real estate owned expenses, and miscellaneous expenses, offset partially by an increase of $39,259 in advertising expense to promote new checking account products.

For the nine months ended December 31, 1995, compared to the same period a year ago, general and administrative expenses decreased $94,256 or 1.8%. The decrease was due to decreases of $98,607 or 3.7% in compensation and benefits expense, a $29,631 or 9.7% reduction in occupancy, a reduction in depreciation and maintenance of equipment of $21,291 or 4.2%, and a decrease of $14,397 or 4.6% in FDIC premiums, offset in part by increases of $50,771 in advertising expense and $18,899 in other miscellaneous expenses.

Amortization of intangibles expense arising from the October 1993 branch acquisitions from NationsBank of South Carolina, NA were $116,310 for the quarter and $348,930 for nine months ended December 31 in both 1994 and 1995. The balance of goodwill stood at $1.8 million and the core deposit intangible at $1.2 million at December 31, 1995.

         Security Federal Corporation and Subsidiary
                      Other Information

Item 1     Legal Proceedings

      The Corporation is not engaged in any legal proceedings of a material nature at the present time. From time to time, it is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in mortgage loans it has made.

Item 2     Changes in Securities

     Not applicable.

Item 3     Defaults upon Senior Securities

     None

Item 4     Submission of Matters to a Vote of Security
Holders

     None

Item 5     Other Information

     None

Item 6     Exhibits and Reports on Form 8-K

     None

         Security Federal Corporation and Subsidiary

                         Signatures


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.





                              Security Federal Corporation






Date:_________________________               By:
______________________

                              Roy G. Lindburg
                              Treasurer/CFO
                              Duly Authorized Representative