Form 10QSB
period 1996-06-30
SECURITY FEDERAL CORPORATION
filed 1996-08-15
CIK 818677

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                          Form 10 - QSB

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

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

          Common Stock                  June 30, 1996

          $0.01 Par Value               413,184

                              INDEX

                  SECURITY FEDERAL CORPORATION

PART I - FINANCIAL INFORMATION (UNAUDITED) PAGE

Item 1.  Financial Statements (Unaudited):

     Consolidated Balance Sheets at
     June 30, 1996 and March 31, 1996         2

     Consolidated Statements of Income for the Three months ended June 30, 1996 and 19953-4

     Consolidated Statement of Shareholders' Equity    5

     Consolidated Statements of Cash Flows  6-7

     Notes to Consolidated Financial Statements   8-11

Item 2.  Management's Discussion and Analysis
     Financial Condition and Results of Operations     12-15

PART II. OTHER INFORMATION

     Other Information                       16

     Signatures                              17


                        SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements and related notes.

           Security Federal Corporation and Subsidiary
            Consolidated Balance Sheets  (unaudited)

                                                 June 30,1996March 31, 1996
Assets
Cash and cash equivalents                      $ 7,478,76 $  9,823,66
                                                        5           4
Investments and mortgage-backed securities:
    Available for sale:(Amortized cost of        30,362,9    30,972,4
$30,607,206                                            09          06
                        at June 30, 1996
$31,170,866 at
                        March 31, 1996)
    Held to maturity: (Fair market value of      14,642,3    10,040,7
$14,271,017                                            92          24
                       at June 30, 1996 and
$9,913,951
                       at March 31, 1996)
Loans receivable net:
      Held for sale                               344,916     612,919
      Held for investment: (Net of               151,091,    151,526,
allowanceof$1,773,633                                 752         807
                            at June 30, 1996
and
                           $1,758,688 at March
31, 1996)
                                                 151,436,    152,139,
                                                      668         726
Accrued interest receivable:
      Loans                                       898,284     882,274
      Mortgage-backed securities                   38,679      23,799
      Investments                                 521,486     450,952
Premises and equipment, net                      3,071,11    3,187,18
                                                        4           5
Federal Home Loan Bank stock, at cost            1,207,25    1,233,20
                                                        0           0
Real estate acquired in settlement of loans       600,019     718,763
Real estate held for development and sale        1,255,72    1,389,57
                                                        5           9
Other assets                                     3,701,39    3,953,85
                                                        7           9
Total Assets                                     215,214,    214,816,
                                                      688         131

Liabilities and Stockholders' Equity
Liabilities:
   Deposit accounts                            $ 170,901, $  172,374,
                                                      385         727
   Advances from Federal Home Loan Bank          23,521,0    22,864,0
                                                       00          00
   Other borrowed money                           350,000     350,000
   Advance payments by borrowers
       for taxes and insurance                    372,337     385,708
   Other liabilities                             4,406,34    3,407,47
                                                        3           8
Total liabilities                                199,551,    199,381,
                                                      065         913

Stockholders' Equity:
     Serial preferred stock, $.01 par value;
       authorized shares - 200,000 issued and
outstanding, none
     Common stock, $.01 par value; authorized
shares 1,000,000
        issued and outstanding shares, 413,184      4,132       4,132
at March 31 and June 30, 1996
     Additional paid-in capital                  3,919,26    3,919,26
                                                        2           2
     Unrealized net loss on securities           (151,562    (123,125
available for sale, net of income taxes                 )           )
     Retained earnings, substantially            11,891,7    11,633,9
restricted                                             91          49
Total stockholders' equity                       15,663,6    15,434,2
                                                       23          18
Total liabilities and stockholders' equity     $ 215,214, $  214,816,
                                                      688         131
See accompanying notes to consolidated financial statements.

           Security Federal Corporation and Subsidiary
          Consolidated Statements of Income (Unaudited)

                                      Three Months Ended
                                           June 30,

                                   1996                    1995
Interest Income:
  Loans                              $   3,375,487 $ 3,258,689
  Mortgage-backed securities                25,089      28,510
  Investment securities                    583,736     532,989
  Other                                     20,332      20,238
       Total interest income             4,004,644   3,840,426

Interest expense:
   NOW and money market accounts           232,102     275,668
   Passbook accounts                        87,679      94,663
   Certificate accounts                  1,403,452   1,274,240
   Advances and other borrowed money       348,127     437,665
       Total interest expense            2,071,360   2,082,236

Net interest income                      1,933,284   1,758,190
Provision for loan losses                   75,000      75,000
Net interest income after provision
for
   loan losses                           1,858,284   1,683,190

Other income:
   Gain on sale of loans                    30,091      17,407
   Loan servicing fees                      83,126      77,692
   Service fees on deposit accounts        185,637     126,250
   Income from real estate                  25,905      51,425
operations
   Other                                    36,640      64,951
       Total other income                  361,399     337,725

General and administrative expenses:
   Salaries and employee benefits          822,667     893,150
   Occupancy                                96,016      95,206
   Advertising                              34,819      27,728
   Depreciation and maintenance of         160,366     165,679
equipment
   FDIC insurance premiums                  92,842     109,029
   Amortization of intangibles             116,310     116,310
   Other                                   479,512     422,098
       Total general and                 1,802,532   1,829,200
administrative expenses

Income before income taxes                 417,151     191,715
Provision for income taxes                 138,651      54,866

Net income                           $     278,500 $   136,847

Net income per common share          $       0.67  $      0.33
Cash dividend on common stock        $       0.05  $      0.05
Weighted average shares outstanding  $    413,184  $   409,246

           Security Federal Corporation and Subsidiary
         Consolidated Statement of Shareholders' Equity
            For the three months ended June 30, 1996
                           (unaudited)

                                Unrealiz
                                   ed
                                Net Loss
                       Addition    on
                          al    Securiti
                                   es
                Common Paid-In  Availabl Retained
                                   e
                Stock  Capital  for Sale Earnings   Total

Beginning
balance
March 31,            $        $        $        $        $
1996             4,132 3,919,26 (123,125 11,633,9 15,434,2
                              2        )       49       18


Net income       -----    -----    -----  278,500  278,500

Cash dividend    -----    -----    ----- (20,658) (20,658)

Exercise of
stock options    -----    -----    -----    -----    -----

Change in
unrealized
net loss
on securities
available for    -----    ----- (28,437)    ----- (28,437)
sale

Ending
balance
June 30, 1996        $        $        $        $        $
                 4,132 3,919,26 (151,562 11,891,7 15,663,6
                              2        )       91       23


















See accompanying notes to consolidated financial statements.

           Security Federal Corporation and Subsidiary
              Consolidated Statement of Cash Flows
                           (unaudited)

                                                      Three
Months Ended
                                                        June 30,
                                                  1996
1995
Cash flows from operating activities:
Net Income                                   $   278,500 $   136,847
Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation expense                          152,597    151,918
   Amortization of purchase accounting           116,310    116,310
adjustments
   Discount accretion and premium                 50,974     52,023
amortization
   Provisions for losses on loans and real        75,000     75,000
estate
   Gain on sale of loans                        (30,091)   (17,407)
   Gain on sale of real estate                   (8,413)   (25,950)
   Amortization of deferred fees on loans       (36,895)   (19,113)
   Proceeds from sale of loans held for        4,327,113  1,589,674
sale
   Origination of loans for sale               (4,029,01  (1,194,50
                                                      9)         5)
  Increase in accrued interest
      receivable:
           Loans                                (16,010)   (18,059)
           Mortgage-backed securities           (14,880)      (179)
           Investments                          (70,534)   (78,030)
   Increase (decrease) in advance payments      (13,371)     98,835
by borrowers
   Other, net                                  1,141,427    583,414
Net cash provided by operating activities    $ 1,922,708 $ 1,450,778
Cash flows from investing activities
Principal repayments on mortgage-backed          185,010     27,872
securities
Purchase of investment securities              (4,477,93          0
                                                      0)
Proceeds from maturities of investment         3,000,000          0
securities
Purchase of FHLB Stock                                 0   (94,800)
Redemption of FHLB Stock                          25,950          0
(Increase) decrease in loans to customers      (2,399,11  (3,278,53
                                                      2)         2)
Investment in real estate held for              (51,429)  (104,632)
development
Proceeds from sale of real estate held for       211,188    187,750
development
Proceeds from sale of real estate acquired       112,242          0
through foreclosure
Purchase of premises and equipment              (36,526)   (20,763)
Net cash used by investing activities        $ (3,430,60 $ (3,283,10
                                                      7)         5)









                                                      (Continued)

           Security Federal Corporation and Subsidiary
              Consolidated Statement of Cash Flows
                           (unaudited)

                                                  Three Months
Ended
                                                            June
30,

                                                  1996
1995
Cash flows from financing activities:
    Increase(decrease) in deposit accounts   $ (1,473,34 $ (403,877)
                                                      2)
    Proceeds from FHLB advances                20,725,00  41,300,00
                                                       0          0
    Repayment of FHLB advances                 (20,068,0  (37,435,0
                                                     00)        00)
    Dividends to share holders                  (20,658)   (20,456)
    Exercise of stock options                          0          0
Net cash provided by financing activities    $ (837,000) $ 3,440,667

Net increase in cash and cash equivalents      (2,344,89  1,608,340
                                                      9)
Cash and cash equivalents at beginning of      9,823,664  5,697,391
period

Cash and cash equivalents at end of period   $ 7,478,765 $ 5,697,391

Supplemental disclosure of cash flow
information:
    Cash paid during the period for :
        Interest                             $ 1,862,350 $ 1,630,524
        Income taxes                         $    58,281 $         0
    Additions to real estate acquired
        through foreclosure                  $    10,990 $   193,049
    Change in unrealized net gain/(loss) on
securities
        available for sale, net of taxes     $    28,437 $    24,904
     Securitization of loans receivable      $ 2,796,062 $         0



















See accompanying notes to consolidated financial statements.

           Security Federal Corporation and Subsidiary
           Notes to Consolidated Financial Statements

1.    Basis of presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with general accepted accounting principles. Such statements are unaudited but, in the opinion of management, reflect all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in The Annual Report to Stockholders when reviewing interim financial statements. The results of operations for the three month period ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.    Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Security Federal Savings Bank of South Carolina (the "Bank") and its wholly owned subsidiary Security Financial Services Corporation ("SFSC"). SFSC engages primarily in investment brokerage services. Also included in consolidation are two real estate partnerships, which the Company purchased from SFSC in December 1995 at fair market value.

3.    Securities

In November 1995, the Financial Accounting Standards Board (FASB) issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," which allowed entities a one-time reclassification of their investment securities without tainting their portfolio. This was to be done before December 31, 1995. In accordance with this Special Report, the Company reclassified $27,900,000 of its held for investment portfolio to its available for sale portfolio.

Investments and Mortgage-backed Securities, Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses and market values of investment and mortgage-backed securities held to maturity are as follows:

June 30, 1996
                                   Gross        Gross
                     Amortize    Unrealize    Unreali    Market
                     d Cost      d Gains      zed        Value
                                              Losses
US Government and
agency             $           $           $           $
obligations          9,490,69       10,155    179,549     9,321,3
                            5                                  01

Mortgage-backed
securities           5,151,69       19,941    221,922     4,949,7
                            7                                  16

     Total         $           $           $           $
                     14,642,3       30,096    401,471     14,271,
                           92                                 017



           Security Federal Corporation and Subsidiary

Notes to Consolidated Financial Statements (continued)

Investments and Mortgage-backed Securities, Held to Maturity
(continued)

March 31, 1996
                                  Gross         Gross
                     Amortize    Unreal        Unreali    Market
                     d           ized          zed        Value
                     Cost        Gains         Losses
US Government and
agency             $           $           $           $
obligations          7,498,61    7,030        151,338    7,354,3
                     6                                   08

Mortgage-backed
securities           2,542,10    32,651       15,116     2,559,6
                     8                                   43

     Total         $           $           $           $
                     10,040,7    39,681       166,454    9,913,9
                     24                                  51



Investments and Mortgage-backed Securities, Available for Sale

The amortized cost, gross unrealized gains, gross unrealized losses and market values of investment and mortgage-backed securities available for sale are as follows:

June 30, 1996
                                  Gross        Gross
                     Amortize    Unreal       Unreali    Market
                     d           ized         zed        Value
                     Cost        Gains        Losses
US Government and
agency             $           $           $           $
obligations          30,607,2    719          245,016    30,362,
                     06                                  909

Mortgage-backed
securities           0           0            0          0

     Total         $           $           $           $
                     30,607,2    719          245,016    30,362,
                     06                                  909


March 31, 1996
                                  Gross         Gross
                     Amortize    Unreal        Unreali    Market
                     d           ized          zed        Value
                     Cost        Gains         Losses
US Government and
agency             $           $           $           $
obligations          31,170,8    1,782        200,242    30,972,4
                     66                                  06

Mortgage-backed
securities           0           0            0          0

     Total         $           $           $           $
                     31,170,8    1,782        200,242    30,972,4
                     66                                  06


           Security Federal Corporation and Subsidiary

Notes to Consolidated Financial Statements (continued)

4.    Loans Receivable, Net

Loans receivable, net at June 30, 1996, consisted of the following:

Loans held for sale:

Loans held for sale were $344,916 and $612,919 at June 30, 1996 and March 31, 1996 respectively.

Loans held for investment          June 30, 1996       March 31,
1996
   Residential real estate $ 55,986,041      $ 59,951,018
   Consumer                                  45,881,585
44,810,133
   Commercial real estate    10,870,289        10,629,652
   Commercial business       41,581,053        38,764,035
                           $154,318,968      $  154,154,838

Less:
   Allowance for possible loan loss$1,773,633 $        1,758,688
   Loans in process           1,087,593        474,575
   Deferred loan fees           365,990        394,768
                              3,227,216        2,628,031
                           $151,091,752      $151,526,807

The following is a reconciliation of the allowance for possible loan losses:

                            June 30, 1996
Beginning balance          $  1,758,688
Provision                        75,000

Charge-offs                                  (63,190)
Recoveries                        3,135
Ending balance             $  1,773,633

5.    Deposits

A summary of deposit accounts by type with weighted average rates are as follows:

                                    June 30, 1996
March 31, 1996
                    Demand Accounts:Balance  RateBalance
Rate
   Checking            $41,595,8621.31%      $42,251,949    1.35%
   Money Market      13,258,638   2.81%       13,769,693    2.81%
   Regular Savings     14,092,260 2.52%      13,615,436
2.50%
Total demand accounts  $68,946,7601.84%      $69,637,078    1.86%

Certificate Accounts:
      0 - 4.99%        $5,063,326             $5,116,366
   5.00 - 6.99%        96,329,255             97,046,823
   7.00 - 8.99%           562,044                574,460
Total certificate accounts101,954,6255.55%  102,737,649
5.65%
Total deposit account       $170,901,385   4.02%$172,374,727
4.12%

           Security Federal Corporation and Subsidiary

Notes to Consolidated Financial Statements (continued)

6.    Federal Home Loan Bank Advances

Federal Home Loan Bank Advances are summarized by year of maturity and weighted average interest rate in the table below:

Fiscal Year Due                               June 30, 1996
   March 31, 1996
                         Balance   Rate          Balance
Rate
   1997                 $10,414,0005.79%   $  17,214,000
5.94%
   1998                10,927,000 5.80%         3,452,000   6.60%
   1999                    490,0008.65%           490,000   8.65%
   2000                    528,0008.70%           528,000   8.70%
   thereafter           1,162,0008.55%          1,180,000   8.53%
                        $23,521,0006.07%   $  22,864,000
6.29%


7.    Regulatory Matters

The following table reconciles the Bank's Stockholders' equity to its various regulatory capital positions:
                     (Dollars in thousands)

                            June 30, 1996      March 31, 1996
Bank's Stockholders' Equity$  15,266          $15,008
Unrealized loss on available for sale
    securities, net of tax       151              123
Reduction for nonqualifying assets                     0
Reduction for goodwill and other
    intangibles              (2,800)           (2,916)
Tangible capital              12,617           12,215
Qualifying core deposits and
    intangible assets          1,074            1,120
Core capital                                 13,691
13,335
Supplemental capital           1,673            1,757

Risk-based capital         $  15,364          $15,092


The following table compares the Bank's capital levels relative to the applicable regulatory requirements
 at June 30, 1996.                           (Dollars in
thousands)

              Amount  Percen         Actual         Exces
              Requir  t       Amount Percen  Exces  s
              ed      Requir         t       s      Perce
                      ed                            nt
Tangible      $               $              $
capital       3,174   1.5%    12,617 5.96%   9,443  4.46%
Core capital
              6,381   3.0%    13,691 6.44%   7,310  3.44%
Risk-based
capital       10,708  8.0%    15,364 11.48%  4,656
                                                    3.48%


           Security Federal Corporation and Subsidiary
             Management's Discussion and Analysis of
          Results of Operations and Financial Condition

Recent Developments

The United States Congress is currently proposing a plan under which the Bank Insurance Fund ("BIF"), which is the primary deposit insurance fund for commercial banks, would be merged with the Savings Association Insurance Fund ("SAIF"), which is the primary insurance fund for thrifts and savings banks. In connection with this merger, all members of the SAIF fund would be required to pay a one-time assessment of between 80 and 90 basis points per every $100 of SAIF insured deposit balances as of March 31, 1995. Based on the Bank's deposit balances as of March 31, 1995, the one-time assessment would be approximately $950,000 before tax and approximately $600,000 after tax, if that expense would be tax deductible. In exchange for this one-time assessment, qualifying members of the SAIF fund would receive a reduction in their annual premiums. The measure has not yet passed Congress, and the final provisions and payment date are as yet unknown.

Changes in Financial Condition

Total assets of the Company increased $398,557 or 0.2% during the three months ended June 30, 1996, primarily due to an increase of $4.0 million in investments and mortgage-backed securities offset partially by a decrease of $2.3 million in cash and cash equivalents and a $703,058 decrease in total net loans receivable.
The increase in investments and mortgage backed securities was caused primarily by a $2.8 million securitization of mortgage loans. Real estate acquired through foreclosure decreased $118,744 due to sales of real estate and real estate acquired for development decreased $133,854 during the period also due to sales of real estate.
Deposits decreased $1.5 million during the June 1996 quarter, while Federal Home Loan Bank advances grew $657,000 or 2.9%.
The Board of Directors declared the twenty-second consecutive quarterly dividend of $.05 per share in May 1996, which totaled $20,658. Unrealized net losses on securities available for sale increased by $28,437 during the three months ended June 30, 1996. Net income for the quarter was $278,500. These items combined to increase the Company's stockholders' equity by $229,405 or 1.5% during the three months ended June 30, 1996. Book value per share stood at $37.91 compared to $37.35 at March 31, 1996.

Liquidity and Capital Resources

In accordance with Office of Thrift Supervision regulations, the Bank is required to maintain a liquidity ratio at specified levels which are subject to change. Currently, a minimum of 5.0% of the combined total of deposits and certain borrowings must be maintained in the form of cash or eligible investments. During the three months ended June 30, 1996, Security Federal maintained an average liquidity of 6.64% compared to 6.38% for the same period in 1995. The Bank's current liquidity level is in line with management's objectives and deemed adequate to meet requirements of normal operations, potential deposit outflows and loan demand while still allowing for optimal investment of funds and return on assets.
Loan repayments and maturities of investments are a significant source of funds to the Bank, whereas loan disbursements are a primary use of Security Federal's funds. During the three months ended June 30, 1996, loan repayments and securitizations exceeded loan disbursements resulting in a $703,058 or 0.5% decrease in total net loans receivable.

           Security Federal Corporation and Subsidiary
             Management's Discussion and Analysis of
          Results of Operations and Financial Condition

Liquidity and Capital Resources (Continued)

Deposits and other borrowings are also an important source of funds for the Bank. During the three month period ended June 30, 1996, deposits decreased $1.5 million while Federal Home Loan Bank advances increased $657,000. At June 30, 1996, Security Federal had $83.2 million of certificates of deposit coming due within one year. Based on previous experience, a major portion of these certificates will be redeposited.
Capital resources at June 30, 1996 are sufficient to meet outstanding mortgage loan commitments of $277,195 and unused
lines of credit of $23.0 million.   Management believes that the
Bank's short-term and long-term liquidity needs will continue to be supported by the Bank's deposit base and borrowing capacity.

Accounting and Reporting Changes

In March, 1995 the FASB issued SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Statement is effective for the Bank in fiscal year ending March 31, 1997. Based on the Bank's present assets, this Statement is not expected to have a significant impact on the Bank.

In May, 1995, the FASB issued Statement 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." The Statement requires that rights to service mortgage loans for others be recognized as a separate asset, however those rights are acquired. The Statement also requires that an entity assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The Statement applies prospectively in the Bank's fiscal year ended March 31, 1997 to transactions in which an enterprise sells or securitized mortgage loans with servicing rights, retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased prior to adoption of the Statement. Based on the Bank's current mortgage banking activities, the adoption of this Statement did not have a material impact on the Bank.

In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock Based Compensation". This statement is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 123 provides guidance on the valuation of fixed and performance stock compensation plans. The statement encourages, but does not require entities to account for stock compensation awards based on the estimated fair value of the award at the date of the grant. The statement permits continuation of current accounting practices which generally do not result in charges to expense for Stock Options. However, footnote disclosure of the effects on the financial statements as if the options had been expensed is required. The statement will have no material impact on future operating results.

In June, 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The statement will become effective January 1, 1997. The statement uses a "financial components" approach that focuses on control to determine the proper accounting for financial asset transfers. Under that approach, after financial assets are transferred, an entity would recognize on the balance sheet all assets is controls and liabilities it has incurred. It would remove from the balance sheet those assets it no longer controls and liabilities it has satisfied. The Bank does not anticipate that adoption of this standard will have a material effect on the Bank's financial statement in 1997.

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

RESULTS OF OPERATIONS

NET INCOME

Security Federal's net income increased $141,653 to $278,500 for the three months ended June 30, 1996, compared to the same period in 1995 primarily due to an increase in net interest income and a slight increase in other income combined with a decrease in general and administrative expenses.

Net Interest Income

Net interest income increased by $175,094 or 10.0% during the three months ended June 30, 1996, compared to the same period in 1995 due primarily to slightly lower rates paid on certificates of deposit and decreases in volume and rates on Federal Home Loan Bank advances, combined with increased yields in investments and net loans outstanding. Total interest income increased $164,218 or 4.3% during the three months ended June 30, 1996. Interest income on loans increased $116,798 or 3.6% during the period while interest income on investment, mortgage-backed, and other securities increased $47,420 or 8.2%.
Total interest expense decreased $10,876 or 0.5% during the three month period ended June 30, 1996. Interest expense on deposit accounts increased by $78,662 due to higher average outstanding balances in deposits during the June 1996 quarter. Interest expense on Federal Home Loan Bank advances and other borrowed money decreased by $89,538 due to a decrease in advance balances and a decrease in interest rates paid on advances.

Provision for Loan Losses

Security Federal's provision for loan losses remained the same for the June quarter in both 1996 and 1995 at $75,000. During the three months ended June 30, 1996, net charge-offs were $60,055 compared to $908 for the three months ended June 30, 1995. The Bank stops accruing interest on any loan that is 60 or more days delinquent. Non-accrual loans at June 30, 1996 were $2.8 million versus $2.6 million at March 31, 1996. The allowance for loan losses as a percentage of total loans was 1.16% at June 30, 1996 and 1.14% at March 31, 1996. The Aiken
area's largest employer, the Savannah River Site, had a significant downsizing of its work force which has led to some uncertainties for the local economy and slower real estate sales. Future additions to the Bank's allowance for loan losses are dependent on the performance of the Bank's loan portfolio, the economy, changes in real estate values, and interest rates. Allowance for loan losses are subject to periodic evaluations by various regulatory authorities and may be subject to adjustments based upon the information that is available to them at the time of their examinations. There can be no assurance that additions to the allowance will not be required in future periods. Management continues to monitor its loan portfolio for the impact of local economic changes.

           Security Federal Corporation and Subsidiary
             Management's Discussion and Analysis of
          Results of Operations and Financial Condition

Other Income

Total other income increased $23,674 or 7.0% in the three months ended June 30, 1996 compared to the June 1995 period primarily due to an increase in service fees on deposit accounts.
During the June 1996 quarter, the Bank's gain on sale of loans increased to $30,091 from $17,407 for the same period in 1995, for an increase of $12,684. Service fees on deposit accounts increased by $59,387 or 47.0% during the three months ended June 30, 1996 compared to the same period last year. This increase is due to an increase in the number of commercial demand deposits and the introduction of a new consumer checking account package in August 1995. Income from real estate operations decreased $25,520 due to slower lot sales. Other income, which encompasses commissions on credit life insurance, safe deposit box rental income, and miscellaneous fees, decreased $28,311.

General and Administrative Expenses

General and administrative expenses decreased $26,668 or 13.6% due mainly to decreases in compensation and benefits and FDIC premiums, offset partially by an increase in other miscellaneous expenses during the three month period ended June 30, 1996 compared to the same period last year.
Compensation and employee benefits decreased $70,483 or 7.9% during the three months ended June 30, 1996, compared to the same period in 1995 due to employee attrition and a restructuring of
officer positions in September 1995.   Advertising expense
increased $7,091 during the period. Depreciation and maintenance of equipment decreased $5,313 during the June 1996 quarter compared to 1995, while FDIC premiums on deposits decreased $16,187. The amortization of intangibles arising from the October 1993 branch acquisitions were $116,310 in the three months ended June 30, 1995 and 1996. Other expenses, which include legal expense, data processing expense, and stationary and office supplies expense increased by $57,414 during the June 1996 quarter.

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

Item 3     Defaults upon Senior Securities

     None

Item 4     Submission of Matters to a Vote of Security Holders

     The election of directors was presented for vote to Shareholders on July 16, 1996. Votes for Harry O. Weeks, Jr. were as follows: 362,070 votes for, 1,330 votes withheld. Votes for Dr. Robert E. Alexander were as follows: 361,970 votes for, 1,430 votes withheld. Votes for William Clyburn were as follows: 360,295 votes for, 3,105 votes withheld.

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