Form 10QSB
period 1996-12-31
SECURITY FEDERAL CORPORATION
filed 1997-02-18
CIK 818677

15

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                          Form 10 - QSB

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1996

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


          Class                         Outstanding Shares at

          Common Stock                      December 31, 1996

          $0.01 Par Value
417,164

                              INDEX

                  SECURITY FEDERAL CORPORATION

PART I - FINANCIAL INFORMATION (UNAUDITED) PAGE

Item 1.  Financial Statements (Unaudited):

     Consolidated Balance Sheets at
     December 31, 1996 and March 31, 1996     2

     Consolidated Statements of Income for the
     Three months ended December 31, 1996 and 1995     3-4
                 Nine months ended December 31, 1996 and 1995
5-6

     Consolidated Statement of Shareholders' Equity    7

     Consolidated Statements of Cash Flows  8-9

     Notes to Consolidated Financial Statements   10-13

Item 2.  Management's Discussion and Analysis
     Financial Condition and Results of Operations     14-18

PART II. OTHER INFORMATION

     Other Information                       19

     Signatures                              20


                        SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

             Security Federal Corporation and Subsidiary
              Consolidated Balance Sheets  (Unaudited)

                                              December 31, 1996March 31, 1996
Assets
Cash and cash equivalents                      $ 7,513,95 $  9,823,66
                                                        4           4
Investments and mortgage-backed securities:
      Available for sale: (Amortized cost of     21,959,8    30,972,4
$22,014,096 at December 31, 1996 and                   80          06

$31,170,866 at March 31, 1996)
      Held to maturity: (Fair market value of    12,414,7    10,040,7
$12,259,183 at December 31, 1996 and                   02          24
                                   $9,913,951
at March 31, 1996)
Loans receivable net:
      Held for sale                               303,926     612,919
      Held for investment: (Net of allowance     148,246,    151,526,
of $1,744,362 at December 31, 1996                    298         807
                                        and
$1,758,688 at March 31, 1996)
                                                 148,550,    152,139,
                                                      224         726
Accrued interest receivable:
      Loans                                       923,620     882,274
      Mortgage-backed securities                   40,477      23,799
      Investments                                 414,231     450,952
Premises and equipment, net                      3,479,43    3,187,18
                                                        2           5
Federal Home Loan Bank stock, at cost            1,172,70    1,233,20
                                                        0           0
Real estate acquired through foreclosure          328,407     718,763
Real estate held for development and sale        1,011,98    1,389,57
                                                        5           9
Other assets                                     3,928,41    3,953,85
                                                        3           9
Total Assets                                     201,738,    214,816,
                                                      025         131

Liabilities and Stockholders' Equity
Liabilities:
   Deposit accounts                            $ 166,692, $  172,374,
                                                      747         727
   Advances from Federal Home Loan Bank          15,928,0    22,864,0
                                                       00          00
   Other borrowed money                                 0     350,000
   Advance payments by borrowers
       for taxes and insurance                    117,904     385,708
   Other liabilities                             2,940,19    3,407,47
                                                        7           8
Total liabilities                                185,678,    199,381,
                                                      848         913

Stockholders' Equity:
     Serial preferred stock, $.01 par value;
       authorized shares - 200,000 issued and
outstanding, none
     Common stock, $.01 par value; authorized
shares 1,000,000
        issued and outstanding shares, 417164 at
December 31, 1996 and 413,184                       4,171       4,132
at March 31, 1996
     Additional paid-in capital                  3,958,60    3,919,26
                                                        3           2
     Unrealized net loss on securities           (33,636)    (123,125
available for sale, net of income taxes                             )
     Retained earnings, substantially            12,130,0    11,633,9
restricted                                             39          49
Total stockholders' equity                       16,059,1    15,434,2
                                                       77          18
Total liabilities and stockholders' equity     $ 201,738, $  214,816,
                                                      025         131
See accompanying notes to consolidated financial statements.

             Security Federal Corporation and Subsidiary
            Consolidated Statements of Income (Unaudited)

                                        Three Months Ended
                                           December 31,

                                     1996                    1995
Interest income:
  Loans                              $   3,417,262 $ 3,459,221
  Mortgage-backed securities                34,106      27,098
  Investment securities                    509,594     522,411
  Other                                     19,558      22,421
       Total interest income             3,980,520   4,031,151

Interest expense:
   NOW and money market accounts           232,417     247,780
   Passbook accounts                        80,150      82,071
   Certificate accounts                  1,319,242   1,391,830
   Advances and other borrowed money       276,129     473,489
       Total interest expense            1,907,938   2,195,170

Net interest income                      2,072,582   1,835,981
Provision for loan losses                   75,000      30,000
Net interest income after provision
for
   loan losses                           1,997,582   1,805,981

Other income:
   Gain (loss) on sale of REO               18,308    (14,551)
   Gain on sale of loans                    86,711      37,743
   Loan servicing fees                      83,275      78,519
   Service fees on deposit accounts        218,299     161,912
   Income (loss) from real estate           29,344    (57,980)
operations
   Other                                    53,208      75,958
       Total other income                  489,145     281,601

General and administrative expenses:
   Salaries and employee benefits          790,850     824,617
   Occupancy                               102,467      90,680
   Advertising                              56,644      69,367
   Depreciation and maintenance of         154,727     159,286
equipment
   FDIC insurance premiums                  65,558      89,007
   FDIC SAIF Assessment                          0           0
   Amortization of intangibles             116,310     116,310
   Other                                   489,366     372,709
       Total general and                 1,775,922   1,721,976
administrative expenses

             Security Federal Corporation and Subsidiary
            Consolidated Statements of Income (Unaudited)
(Continued)

                                        Three Months Ended
                                            December 31

                                     1996                    1995
Income before income taxes                 710,805     365,606
Provision for income taxes                 253,907     120,740

Net income                           $     456,898 $   244,866


Net income per common share          $       1.10  $      0.59
Cash dividend on common stock        $       0.05  $      0.05
Weighted average shares outstanding  $    415,910  $   412,071


































See accompanying notes to consolidated financial statements.

             Security Federal Corporation and Subsidiary
            Consolidated Statements of Income (Unaudited)

                                         Nine Months Ended
                                           December 31,

                                     1996                    1995
Interest income:
  Loans                              $  10,198,326 $ 10,098,787
  Mortgage-backed securities                72,236      83,942
  Investment securities                  1,691,475   1,583,454
  Other                                     56,530      64,174
       Total interest income            12,018,567   11,830,357

Interest expense:
   NOW and money market accounts           701,856     837,743
   Passbook accounts                       255,961     273,816
   Certificate accounts                  4,096,186   3,976,831
   Advances and other borrowed money       941,985   1,369,048
       Total interest expense            5,995,988   6,457,438

Net interest income                      6,022,579   5,372,919
Provision for loan losses                  225,000     180,000
Net interest income after provision
for
   loan losses                           5,797,579   5,192,919

Other income:
   Gain (loss) on sale of REO             (19,863)     (6,119)
   Gain on sale of loans                   161,923      82,590
   Loan servicing fees                     251,348     232,898
   Service fees on deposit accounts        608,547     422,494
   Income (loss) from real estate         (14,296)      23,010
operations
   Other                                   155,216     141,673
       Total other income                1,142,875     902,665

General and administrative expenses:
   Salaries and employee benefits        2,421,701   2,567,144
   Occupancy                               302,071     276,552
   Advertising                             147,163     151,051
   Depreciation and maintenance of         482,426     491,550
equipment
   FDIC insurance premiums                 223,902     295,611
   FDIC SAIF Assessment                    705,489           0
   Amortization of intangibles             348,930     348,930
   Other                                 1,476,231   1,141,031

       Total general and                 6,107,913   5,271,869
administrative expenses




             Security Federal Corporation and Subsidiary
            Consolidated Statements of Income (Unaudited)
(Continued)
                                         Nine Months Ended
                                           December 31,

                                     1996                    1995
[S]                                [C]            [C]

Income before income taxes                 832,541     823,715
Provision for income taxes                 274,278     262,175

Net income                           $     558,263 $   561,540


Net income per common share          $       1.35  $      1.37
Cash dividend on common stock        $       0.15  $      0.15
Weighted average shares outstanding  $    414,099  $   410,184
[/TABLE]
































See accompanying notes to consolidated financial statements.

             Security Federal Corporation and Subsidiary
           Consolidated Statement of Shareholders' Equity
             For the nine months ended December 31 1996
                             (Unaudited)
                                         Unrealiz
                                            ed
                                         Net Loss
                                Addition    on
                                   al    Securiti
                                            es
                       Common    Paid-In Availabl  Retained
                                             e
                        Stock    Capital for Sale  Earnings   Total

Beginning balance
March 31, 1996                $        $        $         $         $
                          4,132 3,919,26 (123,125 11,633,94 15,434,21
                                       2        )         9         8

Net income                -----    -----    -----   558,263   558,263

Cash dividend             -----    -----    -----  (62,173)  (62,173)

Exercise of stock            39   39,341    -----     -----    39,380
options

Change in unrealized      -----    -----   89,489     -----    89,489
net loss on
securities available
for sale

Ending balance
December 31, 1996             $        $        $         $         $
                          4,171 3,958,60 (33,636) 12,130,03 16,059,17
                                       3                  9         7


















See accompanying notes to consolidated financial statements.

             Security Federal Corporation and Subsidiary
                Consolidated Statements of Cash Flows
                             (Unaudited)

                                                     Nine Months
Ended
                                                     December 31,

                                                  1996           1995
Cash flows from operating activities:
Net Income                                   $   558,263 $   561,540
Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation expense                          448,337    446,827
   Amortization of purchase accounting           348,930    348,930
adjustments
   Discount accretion and premium                130,043    157,737
amortization
   Provisions for losses on loans and real       325,000    225,000
estate
   Gain on sale of loans                       (161,923)   (82,590)
   Gain on sale of real estate                  (36,497)   (36,722)
   Amortization of deferred fees on loans       (87,512)  (134,400)
   Proceeds from sale of loans held for        10,657,31  7,090,322
sale                                                   3
   Origination of loans for sale               (10,186,3  (7,421,85
                                                     97)         0)
   (Increase) decrease in accrued interest
      receivable:
           Loans                                (41,346)  (173,517)
           Mortgage-backed securities           (16,678)        489
           Investments                            36,721   (62,745)
   (Decrease) in advance payments by           (267,804)   (29,512)
borrowers
   Other, net                                  (858,110)    704,651
Net cash (used) provided by operating        $   848,340 $ 1,594,160
activities
Cash flows from investing activities
Principal repayments on mortgage-backed          394,006    136,476
securities
Purchase of investment securities available    (2,973,20          0
for sale                                              3)
Purchase of investment securities held to      (6,471,99          0
maturity                                              2)
Proceeds from maturities of investment         15,500,00          0
securities available for sale                          0
Proceeds from maturities of investment         3,000,000    500,000
securities held to maturity
Purchase of FHLB Stock                          (11,500)  (299,600)
Redemption of FHLB Stock                          72,000    142,700
(Increase) decrease in loans to customers        113,423  (4,032,34
                                                                 7)
Investment in real estate held for             (478,018)  (196,091)
development
Proceeds from sale of real estate held for       811,972    293,240
development
Proceeds from sale of real estate acquired       616,619  1,172,974
through foreclosure
Purchase of premises and equipment             (740,584)   (72,684)
Net cash (used) provided  by investing       $ 9,832,723 $ (2,355,33
activities                                                       2)



                                                          (Continued)

             Security Federal Corporation and Subsidiary
                Consolidated Statements of Cash Flows
                             (Unaudited)
(Continued)
                                                  Nine Months Ended
                                                     December 31,

                                                  1996          1995
Cash flows from financing activities:
    Increase (decrease) in deposit accounts  $ (5,681,98 $ 1,910,180
                                                      0)
    Proceeds from FHLB advances                72,650,00  93,255,00
                                                       0          0
    Proceeds of other borrowings             $         0 $   350,000
    Repayment of FHLB advances                 (79,586,0  (91,498,0
                                                     00)        00)
    Repayment of other borrowings            $ (350,000)          0
    Dividends to share holders               $  (62,173)   (61,577)
    Exercise of stock options                     39,380     39,380
Net cash provided (used) by financing        $ (12,990,7 $ 3,994,983
activities                                           73)

Net increase (decrease) in cash and cash       (2,309,71  3,233,811
equivalents                                           0)
Cash and cash equivalents at beginning of      9,823,664  5,697,391
period

Cash and cash equivalents at end of period   $ 7,513,954 $ 8,931,202

Supplemental disclosure of cash flow
information:
    Cash paid during the period for :
        Interest                             $ 6,268,267 $ 6,573,644
        Income taxes                         $   306,000 $   209,000
    Additions to real estate acquired        $   246,126 $   623,970
through foreclosure
    (Increase) decrease  in unrealized net
loss on securities available for sale,
        net of taxes                         $    89,489 $  (64,011)
     Securitization of loans receivable      $ 2,796,062 $ 1,054,529











See accompanying notes to consolidated financial statements.

           Security Federal Corporation and Subsidiary
           Notes to Consolidated Financial Statements
                           (Unaudited)

1.    Basis of presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with general accepted accounting principles. Such statements are unaudited but, in the opinion of management, reflect all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in The Annual Report to Stockholders when reviewing interim financial statements. The results of operations for the three and nine month periods ended December
31, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.    Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Security Federal Bank (the "Bank") and its wholly owned subsidiary Security Financial Services Corporation
("SFSC"). SFSC engages primarily in investment brokerage services. Also included in consolidation are two real estate partnerships, which the Company purchased from SFSC in December
1995 at fair market value.

3.    Securities

In November 1995, the Financial Accounting Standards Board (FASB) issued a Special Report, "A Guide to Implementation of Statement
115 on Accounting for Certain Investments in Debt and Equity
Securities," which allowed entities a one-time reclassification of their investment securities without tainting their portfolio.
This was to be done before December 31, 1995. In accordance with this Special Report, the Company reclassified $27,900,000 of its held to maturity portfolio to its available for sale portfolio in December 1995.

Investments and Mortgage-backed Securities, Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses and market values of investment and mortgage-backed securities held to maturity are as follows:

December 31, 1996
                                   Gross        Gross
                     Amortize    Unrealize    Unreali    Market
                     d Cost      d Gains      zed        Value
                                              Losses
US Government and
agency             $ 7,471,69  $    29,047 $   65,242  $  7,435,5
obligations                 9                                  04

Mortgage-backed      4,943,00        34,009    153,333     4,823,6
securities                  3                                  79

     Total         $ 12,414,7  $    63,056 $  218,575  $  12,259,
                           02                                 183

           Security Federal Corporation and Subsidiary

Notes to Consolidated Financial Statements (continued)

Investment and Mortgage-backed Securities, Held to Maturity
(continued)

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



Investment and Mortgage-backed Securities, Available for Sale

The amortized cost, gross unrealized gains, gross unrealized losses and market values of investment and mortgage-backed securities available for sale are as follows:

December 31, 1996
                                  Gross        Gross
                     Amortize    Unreal       Unreali    Market
                     d           ized         zed        Value
                     Cost        Gains        Losses
US Government and
agency             $   22,014, $    22,69  $    76,91  $  21,959
obligations            096          5           1         ,880

Mortgage-backed
securities           0           0            0          0

     Total         $           $           $           $
                       22,014,   22,695       76,911      21,959
                       096                                ,880


March 31, 1996
                                  Gross         Gross
                     Amortize    Unreal        Unreali    Market
                     d           ized          zed        Value
                     Cost        Gains         Losses
US Government and
agency             $           $           $           $
obligations          31,170,8    1,782        200,242    30,972,
                     66                                  406

Mortgage-backed
securities           0           0            0          0

     Total         $           $           $           $
                     31,170,8    1,782        200,242    30,972,
                     66                                  406

           Security Federal Corporation and Subsidiary

Notes to Consolidated Financial Statements (continued)

4.    Loans Receivable, Net

Loans receivable, net at December 31, 1996, consisted of the following:

Loans held for sale:

Loans held for sale were $303,926 and $612,919 at December 31,
1996 and March 31, 1996 respectively.
[S]
[C]                                              [C]
Loans held for investment         December 31, 1996
March 31, 1996
   Residential real estate $ 53,134,391                         $
59,951,018
   Consumer                                  45,971,559
44,810,133
   Commercial real estate   9,738,642
10,629,652
   Commercial business       43,077,853
38,764,035
                           $151,922,445      $
154,154,838

Less:
   Allowance for possible loan loss   $      1,744,362   $
1,758,688
   Loans in process           1,603,554
474,575
   Deferred loan fees           328,231
394,768
                              3,676,147
2,628,031
                           $148,246,298      $
151,526,807

The following is a reconciliation of the allowance for possible loan losses:
[S]                                 [C]             [C]
                            December 31, 1996          December
31, 1995
Beginning balance                     $      1,758,688  $
1,955,119
Provision                                     225,000
180,000

Charge-offs                                  (258,404)
(95,821)
Recoveries                       19,078
13,161
Ending balance                        $      1,744,362   $
2,052,459

5.    Deposits

A summary of deposit accounts by type with weighted average rates are as follows:
[S]                                                  [C]
[C]
                                    December 31, 1996
March 31, 1996
Demand Accounts:                    Balance  Rate      Balance
Rate
   Checking            $   42,827,5821.36% $   42,251,949
1.35%
   Money Market        12,984,616 2.80%      13,769,693
2.81%
   Regular Savings    12,496,.325 2.48%      13,615,436
2.50%
Total demand accounts  $   68,308,5231.84% $   69,637,078
1.86%

Certificate Accounts:
        0 - 4.99%      $     5,459,150     $     5,116,366
   5.00 - 6.99%              92,610,398      97,046,823
   7.00 - 8.99%                 314,676           574,460
Total certificate accounts98,384,2245.34%     102,737,649
5.65%
Total deposit accounts $  166,692,7473.91% $ 172,374,727
4.12%
[/TABLE]

           Security Federal Corporation and Subsidiary

Notes to Consolidated Financial Statements (continued)

6.    Federal Home Loan Bank Advances

Federal Home Loan Bank Advances are summarized by year of
maturity and weighted average interest rate in the table below:
Fiscal Year Due                               December 31, 1996
March 31, 1996
                         Balance   Rate          Balance
Rate
   1997                 $    414,0008.45%  $ 17,214,000
5.94%
   1998                13,352,000 5.74%        3,452,000
6.60%
   1999                    490,0008.65%           490,000
8.65%
   2000                    528,0008.70%           528,000
8.70%
   thereafter                 1,144,000      8.55%     1,180,000
8.53%
                        $15,928,0006.20%   $  22,864,000
6.29%


7.    Regulatory Matters

The following table reconciles the Bank's Stockholders' equity to its various regulatory capital positions:
                     (Dollars in thousands)

                            December 31, 1996          March 31,
1996
Bank's Stockholders' Equity$  15,241          $15,008
Unrealized loss on available for sale
    securities, net of tax        34              123
Reduction for goodwill and other
    intangibles                      (2,571)           (2,916)
Tangible capital                    12,704             12,215
Qualifying core deposits and
    intangible assets                        983            1,120
Core capital                                 13,687
13,335
Supplemental capital           1,652            1,757

Risk-based capital                 $         15,339         $
15,092


The following table compares the Bank's capital levels relative to the applicable regulatory requirements
 at December 31, 1996.      (Dollars in thousands)
              Amount  Percen         Actual         Exces
              Requir  t       Amount Percen  Exces  s
              ed      Requir         t       s      Perce
                      ed                            nt
Tangible      $               $              $      4.89%
capital       2,981   1.5%    12,704 6.39%   9,72
                                             3
Core capital                                        3.85%
              5,992   3.0%    13,687 6.85%   7,695
Risk-based                                          3.60%
capital       10,575  8.0%    15,339 11.60%  4,764

           Security Federal Corporation and Subsidiary
             Management's Discussion and Analysis of
          Results of Operations and Financial Condition

Changes in Financial Condition

Total assets of the Company decreased $13.1 million or 6.1% during the nine months ended December 31, 1996, primarily due to a decrease of $3.6 million in total net loans receivable, a $6.6 million decrease in investments and mortgage-backed securities, and a $2.3 million decrease in cash and cash equivalents during the nine month period. Real estate acquired through foreclosure decreased $390,356 due to sales of real estate and real estate acquired for development decreased $377,594 during the period also due to sales of real estate and a $100,000 increase to the valuation allowance on real estate acquired for development due to slower than expected lot sales in two real estate partnerships.
Deposits decreased $5.7 million during the nine months ended December 31, 1996, due to jumbo certificates maturing and not renewing, while Federal Home Loan Bank advances decreased $6.9 million or 30.3%. Maturing investments have been used to payoff
maturing advances.   Other borrowings decreased $350,000 due to
the payoff of a loan owed by the Holding Company to a commercial bank, while advance payments by borrowers decreased $267,804 and other liabilities decreased $467,281.
The Board of Directors declared the twenty-second, twenty-third, and twenty-fourth consecutive quarterly dividend of $.05 per share in May, August and November 1996, which totaled $62,173. Unrealized net losses on securities available for sale decreased by $89,489 during the nine months ended December 31, 1996. Net income for the nine month period was $558,263. These items combined to increase the Company's stockholders' equity by $624,959 or 4.1% during the nine months ended December 31, 1996. Book value per share stood at $38.50 at December 31, 1996 compared to $37.35 at March 31, 1996.

Liquidity and Capital Resources

In accordance with Office of Thrift Supervision regulations, the Bank is required to maintain a liquidity ratio at specified levels which are subject to change. Currently, a minimum of 5.0% of the combined total of deposits and certain borrowings must be maintained in the form of cash or eligible investments. During the nine months ended December 31, 1996, the Bank maintained an average liquidity of 6.31% compared to 6.25% for the same period in 1995. The Bank's current liquidity level is in line with management's objectives and deemed adequate to meet requirements of normal operations, potential deposit outflows and loan demand while still allowing for optimal investment of funds and return on assets.
Loan repayments and maturities of investments are a significant source of funds to the Bank, whereas loan disbursements are a primary use of the Bank's funds. During the nine months ended December 31, 1996, loan repayments and securitizations exceeded loan disbursements resulting in a $3.6 million or 2.4% decrease in total net loans receivable due mainly to a $2.8 million securitization of single family mortgage loans in April 1996..

           Security Federal Corporation and Subsidiary
             Management's Discussion and Analysis of
          Results of Operations and Financial Condition

Liquidity and Capital Resources (Continued)

Deposits and other borrowings are also an important source of funds for the Bank. During the nine month period ended December 31, 1996, deposits decreased $5.7 million while Federal Home Loan
Bank advances decreased $6.9 million.   At December 31, 1996,
Security Federal had $86.4 million of certificates of deposit coming due within one year. Based on previous experience, a major portion of these certificates will be redeposited.
Capital resources at December 31, 1996 are sufficient to meet outstanding mortgage loan commitments of $321,000 and unused
lines of credit of $21.1 million.   Management believes that the
Bank's short-term and long-term liquidity needs will continue to be supported by the Bank's deposit base and borrowing capacity.

Accounting and Reporting Changes

In March, 1995 the FASB issued SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Statement is effective for the Bank in fiscal year ending March 31, 1997. Based on the Bank's present assets, this Statement did not have a significant impact on the Bank.

In May, 1995, the FASB issued Statement 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." The Statement requires that rights to service mortgage loans for others be recognized as a separate asset, however those rights are acquired. The Statement also requires that an entity assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The Statement applies prospectively in the Bank's fiscal year ended March 31, 1997 to transactions in which the Bank sells or securitized mortgage loans with servicing rights, retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased prior to adoption of the Statement. Based on the Bank's current mortgage banking activities, the adoption of this Statement did not have a material impact on the Bank.

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

In June, 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The statement will become effective January 1, 1997. The statement uses a "financial components" approach that focuses on control to determine the proper accounting for financial asset transfers. Under that approach, after financial assets are transferred, an entity would recognize on the balance sheet all assets it controls and liabilities it has incurred. It would remove from the balance sheet those assets it no longer controls and liabilities it has satisfied. The Bank does not anticipate that adoption of this standard will have a material effect on the Bank's financial statements in fiscal 1997.

In December 1996, the FASB issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of SFAS No. 125, an amendment to SFAS No. 125, which is effective December 31, 1996. This statement delays the effective date of certain provisions of SFAS No. 125 until December 31, 1997. The amended provisions include those related to the transfers of financial assets and secured borrowings. The provisions in SFAS No. 125 related to servicing assets and liabilities are not delayed by this amendment. The Company does not anticipate that adoption of this standard will have a material effect on the Company's financial statements.

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

RESULTS OF OPERATIONS

NET INCOME

Net income increased $212,032 for the three months ended December 31, 1995 compared to the same period one year ago. For the nine months ended December 31, 1996, net income decreased $3,277 compared to the same period in 1995 due to a one time charge taken in the September 1996 quarter of $705,489 pre-tax as result of legislation enacting a special assessment to recapitalize the Federal Deposit Insurance Corporation's Savings Association Insurance Fund (SAIF). The special assessment will reduce SAIF deposit insurance premiums significantly in future periods. Without the one time charge, net income would have risen by $434,000 or 77% for the nine months ended December 31, 1996. These increases in operating income are attributable primarily to increases in net interest income.
Net Interest Income

Net interest income increased by $236,601 or 12.9% and $649,660 or 12.1% during the three and nine months ended December 31, 1996, compared to the same periods in 1995 due primarily to slightly lower rates paid on deposit accounts and decreases in volume and rates on Federal Home Loan Bank advances, combined with increased yields on investments and net loans outstanding. The increase in yields in the investment portfolio is due to investments maturing that were purchased in 1993 which were yielding 4.5% to 5.5%. The loan portfolio has increased its mix of consumer and commercial loans that typically have a higher yield than residential mortgage loans. Total interest income decreased $50,631 or 1.3% for the three months ended December 31, 1996 compared to the same period in 1995 due to decreases of $41,959 or 1.2% in interest income on loans and a $8,672 decrease in interest income on investment, mortgage -backed , and other securities during the December 1996 quarter. Those decreases are due to lower average balances in those assets during the period. For the nine months ended December 31, 1996 compared to the same period last year , total interest income increased $188,210 or 1.6%. Interest income on loans increased $95,539 or 1.0% while interest on investments, mortgage-backed, and other securities increased $88,671 during the nine months ended December 31, 1996 compared to the same periods in 1995.
Total interest expense decreased $287,232 or 13.1% and $461,450 or 7.2% during the three and nine month period ended December 31, 1996, respectively. Interest expense on deposit accounts decreased by $89,872 during the December 1996 quarter while interest expense on deposit accounts decreased $34,387 during the nine months ended December 31, 1996. Interest expense on Federal Home Loan Bank advances and other borrowed money decreased by $197,360 and $427,063 respectively in each period due to a decrease in advance balances and a decrease in interest rates paid on advances.

           Security Federal Corporation and Subsidiary
             Management's Discussion and Analysis of
          Results of Operations and Financial Condition

Provision for Loan Losses

Security Federal's provision for loan losses for the three month period ended December 31, 1996 compared to the 1995 period increased by $45,000 to a total $75,000. The provision for loan loss expense also increased $45,000 to $225,000 for the nine months ended December 31, 1996 compared to the same period one year ago. During the nine months ended December 31, 1996, the Bank had net charge-offs of $239,326 compared to $82,660 for the nine months ended December 31, 1995. The increase in net charge-offs occurred due to a partial charge-off on a residential construction loan and the national trend of increases in bankruptcies affecting personal and small business loans. The Bank stops accruing interest on any loan that is 60 or more days delinquent. Non-accrual loans at December 31, 1996 and March 31, 1996 were $2.6 million. The allowance for loan losses as a percentage of total loans was 1.16% at December 31, 1996 and 1.14% at March 31, 1996. The Aiken area's largest employer, the Savannah River Site, had a significant downsizing of its work force which has led to some uncertainties for the local economy and slower real estate sales. More downsizing at the Savannah River Site is expected. Future additions to the Bank's allowance for loan losses are dependent on the performance of the Bank's loan portfolio, the economy, changes in real estate values, and interest rates. There can be no assurance that additions to the allowance will not be required in future periods. Management continues to monitor its loan portfolio for the impact of local economic changes.

Other Income

Total other income increased $207,544 or 73.7% and $240,210 or 26.6% in the nine months ended December 31, 1996 compared to the same periods in 1995 primarily due to an increase in service fees on deposit accounts.
During the three and nine months periods, the Bank's gain on sale of loans increased to $48,968 and $79,333. A net gain on sale of real estate acquired in foreclosure (REO) of $18,308 was recorded during the December 1996 quarter compared to a net loss on sale of REO of $14,551 during the three months ended December 31, 1995, a $32,859 increase for the 1996 period. For the nine months ended December 31 for both 1996 and 1995 a net loss on sale of REO was recorded of $19,863 and $6,119 for both periods respectively. Service fees on deposit accounts increased by $56,387 or 34.8% and $186,053 or 44.0% during the three and nine months ended December 31, 1996 compared to the same periods last year. This increase is due to an increase in the number of commercial demand deposits and the introduction of a new consumer checking account package in August 1995. Loans servicing income increased $4,756 and $18,450 during the three and nine months ended December 31,1996 compared to the same periods one year ago. Income from real estate operations increased $87,324 during the three months ended December 31, 1996. Income from real estate operations during the nine months ended December 31, 1996 decreased $37,306 due to slower lot sales and $100,000 provision expense on the value of real estate acquired for development taken during the September 1996 quarter. Other income, which encompasses commissions on credit life insurance, safe deposit box rental income, and miscellaneous fees, decreased by $22,750 in the three month period and increased $13,543 in the nine months ended December 31, 1996 compared to the same periods in 1995..

General and Administrative Expenses

General and administrative expenses increased $53,946 for the three months ended December 31, 1996 compared to the same period in 1995. General and administrative expenses for the nine month ended December 31, 1996 increased $836,044 due mainly to the one time pre-tax charge of $705,489 for the FDIC SAIF special assessment. Otherwise , general and administrative expenses would have increased only $130,555 or 2.5% during the nine month periods ended December 31, 1996 compared to the same period last year.

           Security Federal Corporation and Subsidiary
             Management's Discussion and Analysis of
          Results of Operations and Financial Condition

General and Administrative Expenses (Continued)
Compensation and employee benefits decreased $33,767 or 4.1% and $145,443 or 5.7% during the respective periods due to employee attrition and a restructuring of officer positions in September 1995. Occupancy expense increased $11,787 or 13.0% and $25,519 or 9.2% during the three and nine month periods ended December 31, 1996 due to the rent on a new branch opened in February 1996 in the Wal*Mart superstore in Aiken. Advertising expense decreased $12,723 and $3,888 during the periods. Depreciation and maintenance of equipment decreased $4,559 during the December 1996 quarter compared to 1995, and decreased by $9,124 for the nine month period. FDIC premiums, excluding the $705,489 SAIF special assessment, decreased $23,449 and $71,709 for the three and nine months ended December 31, 1996 compared to the same periods in 1995 due to lower premium rates and lower deposit balances. The premiums on SAIF deposits will decline from a current annual charge of 23 cents per $100 of SAIF deposits to approximately 6.4 cents per $100 of SAIF deposits in subsequent
periods.   The amortization of intangibles arising from the
October 1993 branch acquisitions were $116,310 in the three months ended December 31, 1995 and 1996 and $348,930 for both
the nine months ended December 31, 1995 and 1996.   Other
expenses, which include legal, professional and consulting expense, data processing expense, and stationary and office supplies expense increased by $116,657 and $335,200 for the three and nine months ended December 31, 1996 compared to 1995 periods.

Security Federal Corporation and Subsidiary
                        Other Information

Item 1     Legal Proceedings

      Neither the Corporation nor the Bank engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in mortgage loans it has made.

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