Form 10KSB40/A
period 1996-03-31
SECURITY FEDERAL CORPORATION
filed 1997-04-28
CIK 818677

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                        ___________________________

                               FORM 10-KSB/A

[X] AMENDED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 1996      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  0-16120

                         SECURITY FEDERAL CORPORATION
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       Delaware                                                57-08580504
-------------------------------                  -----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

1705 Whiskey Road South, Aiken, South Carolina                    29803
----------------------------------------------   -----------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (803) 641-3000
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, par value $0.01 per share
                        ---------------------------------------
                                 (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO
                                              ----   ----
         Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

         The registrant's revenues for the fiscal year ended March 31, 1996 were $17,290,356.

         As of June 14, 1996, there were issued and outstanding 413,184 shares of the registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of June 14, 1996, was $8.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

                          DOCUMENTS INCORPORATED BY REFERENCE

         Part III of Form 10-KSB - Proxy Statement for 1996 Annual Meeting of Shareholders.

Transitional Small Business Disclosure Format (check one) Yes        No  X
                                                              -----    -----

Item 7.     Financial Statements
            --------------------

     The audited financial statements of the Company and its subsidiary and the independent auditor's report thereon are set forth on the following pages.

                              Independent Auditors' Report


The Board of Directors
Security Federal Corporation:

We have audited the consolidated balance sheets of Security Federal Corporation and Subsidiary (the "Company") as of March 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 1996 in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," on April 1, 1993 and adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on March 31, 1994.



/s/KPMG PEAT MARWICK LLP
KPMG PEAT MARWICK LLP

Greenville, South Carolina
May 9, 1996

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARY

                             Consolidated Balance Sheets

                               March 31, 1996 and 1995


      Assets                                        1996          1995
                                                    ----          ----

Cash and cash equivalents                     $  9,823,664      5,697,391
Investment and mortgage-backed securities:
    Available for sale (amortized cost of
      $31,170,866 and $4,013,080 in 1996
      and 1995, respectively)                   30,972,406      3,930,626
    Held to maturity (market value of
      $9,913,951, and $37,080,638 in 1996
      and 1995, respectively)                   10,040,724     38,596,245
                                              ------------    -----------
                                                41,013,130     42,526,871
                                              ------------    -----------
Loans receivable, net:

    Held for sale                                  612,919        776,631
    Held for investment (net of allowance
      of $1,758,688 and $1,955,119 in 1996
      and 1995, respectively)                  151,526,807    148,200,563
                                              ------------    -----------
                                               152,139,726    148,977,194
                                              ------------    -----------
Accrued interest receivable:
    Loans                                          882,274        755,265
    Mortgage-backed securities                      23,799         22,328
    Investments                                    450,952        464,229
                                              ------------    -----------
                                                 1,357,025      1,241,822
                                              ------------    -----------

Premises and equipment, net                      3,187,185      3,251,171
Federal Home Loan Bank stock, at cost            1,233,200      1,415,100
Real estate acquired in settlement of loans        718,763      1,531,251
Real estate held for development and sale        1,389,579      1,442,723
Other assets                                     3,953,859      3,865,211
                                              ------------    -----------

            Total assets                      $214,816,131    209,948,734
                                              ============    ===========

      Liabilities and Shareholders' Equity

Liabilities:
    Deposits                                   172,374,727    166,274,637
    Advances from Federal Home Loan Bank        22,864,000     26,033,000
    Other borrowings                               350,000            --
    Advance payments by borrowers for taxes
      and insurance                                385,708        442,456
    Other liabilities                            3,407,478      2,709,171
                                              ------------    -----------
            Total liabilities                  199,381,913    195,459,264
                                              ------------    -----------

Commitments and contingencies

Shareholders' equity:
    Serial preferred stock, $.01 par value;
      authorized 200,000 shares; issued and
      outstanding shares, none                          --            --
    Common stock, $.01 par value; authorized
      1,000,000 shares; issued and outstanding
      shares, 413,184 in 1996 and 409,246
      in 1995                                        4,132          4,092
    Additional paid-in capital                   3,919,262      3,879,922
    Unrealized net loss on securities
      available for sale, net of income taxes     (123,125)       (51,155)
    Retained earnings, substantially
      restricted                                11,633,949     10,656,611
                                              ------------    -----------
        Total shareholders' equity              15,434,218     14,489,470
                                              ------------    -----------
        Total liabilities and shareholders'
          equity                              $214,816,131    209,948,734
                                              ============    ===========

See accompanying notes to consolidated financial statements.

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARY

                          Consolidated Statements of Income

                  For the years ended March 31, 1996, 1995 and 1994

                                            1996          1995        1994
                                            ----          ----        ----
Interest income:
  Loans                              $ 13,494,840    11,903,824     9,237,564
  Mortgage-backed securities              109,998       134,901       265,534
  Investment securities                 2,123,667     2,276,122     1,289,521
  Other                                    93,789        87,295       197,173
                                     ------------    ----------    ----------
    Total interest income              15,822,294    14,402,142    10,989,792
                                     ------------    ----------    ----------

Interest expense:
  NOW and money market                    976,423     1,141,084       931,426
  Passbook                                347,937       398,600       277,841
  Certificates of deposit               5,529,003     3,957,123     3,395,896
  Advances and other borrowed money     1,769,178     1,326,248       521,107
                                     ------------    ----------    ----------
    Total interest expense              8,622,541     6,823,055     5,126,270
                                     ------------    ----------    ----------

Net interest income                     7,199,753     7,579,087     5,863,522
Provision for loan losses                (230,000)     (300,000)     (335,000)
                                     ------------    ----------    ----------
   Net interest income after
     provision for loan losses          6,969,753     7,279,087     5,528,522
                                     ------------    ----------    ----------

Other income:
   Gain (loss) on sales of
     investment securities                     --        (2,504)       61,775
   Gain on sales of loans                 124,677       161,922       625,960
   Loan servicing fees                    312,653       318,695       290,850
   Service fees on deposits               584,420       509,181       384,913
   Income from real estate operations      34,068       168,795       123,941
   Other                                  412,244       156,254       311,943
                                     ------------    ----------    ----------
        Total other income              1,468,062     1,312,343     1,799,382
                                     ------------    ----------    ----------

General and administrative expenses:
   Compensation and employee benefits   3,181,844     3,446,231     3,079,072
   Occupancy                              368,731       373,519       379,209
   Advertising                            197,575       130,748       154,820
   Depreciation and maintenance
     of equipment                         651,676       705,787       723,944
   Amortization of intangibles            465,240       465,240       302,158
   Federal insurance premiums             387,722       419,040       232,397
   Other                                1,586,756     1,548,982     1,651,505
                                     ------------    ----------    ----------
        Total general and adminis-
          trative expenses              6,839,544     7,089,547     6,523,105
                                     ------------    ----------    ----------

Income before income taxes and
  cumulative effect of change in
  accounting for income taxes           1,598,271     1,501,883       804,799
Income taxes                              538,697       499,729       265,906
                                     ------------    ----------    ----------
Income before cumulative effect
  of change in accounting for
  income taxes                          1,059,574     1,002,154       538,893
Cumulative effect of change in
  accounting for income taxes                  --            --        30,000
                                     ------------    ----------    ----------
       Net income                    $  1,059,574     1,002,154       568,893
                                     ============    ==========    ==========
Net income per common share:
   Before cumulative effect of
     change in accounting for
     income taxes                    $       2.58          2.48          1.36
   Cumulative effect of change in
     accounting for income taxes               --            --           .08
                                     ------------    ----------    ----------

   Net income per common share      $        2.58          2.48          1.44
                                     ============    ==========    ==========
Cash dividend per common share      $         .20           .20           .20
                                     ============    ==========    ==========

Weighted average shares
   outstanding                            410,937       404,750       393,772
                                     ============    ==========    ==========

See accompanying notes to consolidated financial statements.

                        SECURITY FEDERAL CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Shareholders' Equity

                     For the years ended March 31, 1996, 1995 and 1994

                                  Indirect
                                 Guarantee of Unrealized
                                  Employee   Net Loss
                      Additional   Stock     on Securities
               Common Paid-in    Ownership   Available    Retained
               Stock  Capital    Trust Debt  for Sale     Earnings    Total
               -----  ---------- ----------  ----------   --------    -----
Balance at
 March 31,
 1993        $3,938  3,685,436   (15,779)       --      9,245,198  12,918,793

Principal
 repayment
 of ESOP
 note            --         --    15,779        --             --      15,779

Net income       --         --        --        --        568,893     568,893

Cash dividend    --         --        --        --        (78,754)    (78,754)

Unrealized net
 loss on
 securities
 available for
 sale, net of
 tax             --         --        --    (44,116)           --     (44,116)
              -----  ---------   -------   --------    ----------  ----------
Balance at
 March
 31, 1994     3,938  3,685,436        --    (44,116)    9,735,337  13,380,595

Exercise of
 stock
 options        154    194,486        --         --            --     194,640

Net income       --         --        --         --     1,002,154   1,002,154

Cash dividend    --         --        --         --       (80,880)    (80,880)
Change in un-
 realized net
 loss on
 securities
 available for
 sale, net of
 tax             --         --        --     (7,039)           --      (7,039)
              -----  ---------   -------   --------    ----------  ----------

Balance at
 March
 31, 1995     4,092  3,879,922        --    (51,155)   10,656,611  14,489,470
Exercise of
 stock options   40     39,340        --         --            --      39,380
Net income       --         --        --         --     1,059,574   1,059,574

Cash dividend    --         --        --         --       (82,236)    (82,236)

Change in unreal-
 ized net loss
 on securities
 available for
 sale, net of
 tax             --         --        --    (71,970)           --     (71,970)
              -----  ---------   -------   --------    ----------  ----------

Balance at
 March 31,
 1996        $4,132  3,919,262        --   (123,125)   11,633,949  15,434,218
             ======  =========   =======   ========    ==========  ==========

See accompanying notes to consolidated financial statements.

                      SECURITY FEDERAL CORPORATION AND SUBSIDIARY

                         Consolidated Statements of Cash Flows

                   For the years ended March 31, 1996, 1995 and 1994


                                              1996       1995          1994
                                              ----       ----          ----
Cash flows from operating activities:
Net income                             $ 1,059,574     1,002,154      568,893
Adjustments to reconcile net
 income to net cash provided
 (used) by operating activities:
      Depreciation                         596,677       588,825      526,764
      Amortization of purchase
        accounting adjustments             465,240       465,240      224,290
      Discount accretion and
        premium amortization               210,445       235,467      (93,265)
      Provisions for losses on loans and
        real estate                        175,000       300,000      395,000
      Gain on sale of loans               (124,677)     (161,922)    (625,960)
      Gain on sale of mortgage-
        backed securities                       --            --     (158,433)
      (Gain) loss on sale of investments        --        (2,504)      96,658
      (Gain) loss on sale of real estate  (180,030)     (155,342)    (299,211)
      FHLB stock dividends                      --           --       (43,300)
      Amortization of deferred fees
        on loans                          (115,867)      110,274     (498,631)
      Loss on disposition of premises
        and equipment                           --         5,452       89,859
      Proceeds from sale of loans held
        for sale                        12,527,406    16,219,422   64,776,520
      Origination of loans for sale    (12,239,017)  (12,979,526) (61,604,678)
      (Increase) decrease in accrued
        interest receivable:
           Loans                          (127,009)      459,596      (67,744)
           Mortgage-backed securities       (1,471)       (3,453)     117,449
           Investments                      13,277        70,180     (461,745)
      Increase (decrease) in advance
        payments by borrowers              (56,748)       87,610       14,312
      Other, net                          (419,255)   (1,152,180)   3,137,425
                                       -----------   -----------  -----------
           Net cash provided (used) by
             operating activities        1,783,545     5,089,296    6,294,203
                                       -----------   -----------  -----------

Cash flows from investing activities:
   Increase in cash from branch
     acquisitions                               --            --   39,117,870
   Principal repayments on mortgage-
     backed securities                     221,819       561,015    2,265,351
   Purchase of investment securities    (3,034,529)     (500,000) (69,878,442)
   Proceeds from sales of investment
     securities                                 --     1,500,000    7,406,875
   Proceeds from sale of mortgage-backed
     securities                                 --            --    2,997,318
   Proceeds from maturities of investment
     securities                          4,000,000     7,205,155   21,508,342
   Purchase of FHLB stock                 (389,600)   (1,053,900)          --
   Redemption of FHLB stock                571,500       750,000           --
  (Increase) decrease in loans to
      customers                         (3,544,427)  (27,779,097)  (6,164,053)
   Investment in real estate held
     for development                      (262,968)     (355,155)    (242,744)
   Proceeds from sale of real estate
     held for development                  350,180       625,674      464,035
   Proceeds from sale of real estate
     acquired through foreclosure        1,725,210       804,714      385,717
   Increase (decrease) in interest-
     bearing deposits with banks                --        95,000           --
   Proceeds from sales of premises
     and equipment                              --         2,522           --
                                       -----------   -----------  -----------
         Net cash provided (used) by
         investing activities             (895,506)  (18,396,427)  (3,847,670)
                                       -----------   -----------  -----------

                                                 (Continued)

                     SECURITY FEDERAL CORPORATION AND SUBSIDIARY

                        Consolidated Statements of Cash Flows

                  For the years ended March 31, 1996, 1995 and 1994



                                        1996           1995        1994
                                        ----           ----        ----
Cash flows from financing
    activities:
  Increase (decrease) in deposit
     accounts                     $   6,100,090     (7,158,055)   (2,984,047)
  Proceeds from FHLB advances       100,904,000    153,775,000    17,000,000
  Repayment of FHLB advances       (104,073,000)  (136,358,000)  (15,186,000)
  Proceeds from other borrowings        350,000             --            --
  Dividends to shareholders             (82,236)       (80,880)      (78,754)
  Proceeds from exercise of
    stock options                        39,380        194,640            --
                                    -----------    -----------   -----------
  Net cash provided (used) by
    financing activities              3,238,234     10,372,705    (1,248,801)
                                    -----------    -----------   -----------

Net increase (decrease) in cash
   and cash equivalents               4,126,273     (2,934,426)    1,197,732
Cash and cash equivalents at
   beginning of period                5,697,391      8,631,817     7,434,085
                                    -----------    -----------   -----------

Cash and cash equivalents at
   end of period                   $  9,823,664      5,697,391     8,631,817
                                   ============    ===========   ===========
Supplemental disclosure of
  cash flow information:
Cash paid during the period for:
   Interest                       $   8,402,928      5,398,792     4,559,022
   Income taxes                   $     424,000        545,242       881,240

Supplemental schedule of non
  cash transactions:
Additions to real estate acquired
  through foreclosure, net        $     711,760        661,650     1,255,720
Transfer of securities held
  to maturity to available
  for sale                        $  27,867,170             --     9,543,589
Change in unrealized net
   loss on securities
   available for sale             $      71,970          7,039        44,116


See accompanying notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements

(1)    Significant Accounting Policies
       -------------------------------

       The following is a description of the more significant accounting and reporting policies used in the preparation and presentation of the accompanying consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation.

       (a)  Basis of Consolidation
            ----------------------
            The accompanying consolidated financial statements include the accounts of Security Federal Corporation (the "Company") and its wholly owned subsidiary, Security Federal Bank (the "Bank") and its wholly subsidiary, Security Financial Services Corporation ("SFSC"). SFSC consists primarily of investment brokerage services. Also included in consolidation are two real estate partnerships, which the Company purchased from SFSC in December 1995 at fair market value.

       (b)  Cash and Cash Equivalents
            -------------------------
            For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing balances in other banks, and federal funds sold. Cash equivalents have maturities of three months or less.

       (c)  Investment and Mortgage-Backed Securities
            -----------------------------------------
            In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 115 (Statement 115), "Accounting for Certain Investments in Debt and Equity Securities". Under Statement 115 investment securities, including mortgage-backed securities, are classified into one of three categories, held to maturity, available for sale or trading. Management determines the appropriate classification of debt securities at the time of purchase.

            Investment securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. These securities are recorded at cost, adjusted for amortization of premiums and accretion of discounts over the estimated life of the security using a method that approximates a level yield. Prepayment assumptions on mortgage-backed securities are anticipated.

            Management classifies investment securities not considered as held to maturity as available for sale, which are stated at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Gains and losses from sales of investments and mortgage-backed securities available for sale are determined using the specific identification method. The Company has no trading securities. As permitted by Statement 115, the Company initially adopted the statement as of March 31, 1994, the effect of which was to decrease shareholders' equity by $44,116.

            In November 1995, the FASB issued a guide to implementation of SFAS No. 115 on accounting for certain investments in debt and equity securities which allows for the one-time transfer of certain investments classified as held to maturity to available for sale. The Bank transferred $27.9 million of investments to available for sale.

            At March 31, 1995, the Bank maintained liquid assets in excess of the amount required by regulations. The required amount is 5% of the average daily balances of deposits and short-term borrowings. Liquid assets consist primarily of cash, including time deposits and investment securities with remaining maturities of less than five years.

       ------------------------------------------

       (d)  Allowance for Loan Losses
            -------------------------
            The Company provides for loan losses on the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to the allowance for loan losses. Additions to the allowance for loan losses are provided by charges to operations based on various factors which, in management's judgment deserve current recognition in estimating possible losses. Such factors considered by management include the market value of the underlying collateral, stated guarantees by the borrower if applicable, the borrower's ability to repay from other economic resources, growth and composition of the loan portfolios, the relationship of the allowance for loan losses to outstanding loans, loss experience, delinquency trends, and general economic conditions. Management evaluates the carrying value of the loans periodically and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustment to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. Allowances for loan losses are subject to periodic evaluations by various regulatory authorities and may be subject to adjustments based upon the information that is available to them at the time of their examinations.

            On April 1, 1995, the Bank adopted the provisions of SFAS No. 114 Accounting by Creditors for Impairment of a Loan, and SFAS No. 118 Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. SFAS No. 114 requires creditors to evaluate loans for impairment and value those loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan, and requires disclosure of income recognition methods used. The adoption of this standard required no increase to the allowance for loan losses and had no impact on net income for fiscal year 1996.

       (e)  Loans Held for Sale
            -------------------
            Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations.

       (f)  Real Estate Acquired in Settlement of Loans
            -------------------------------------------
            Real estate acquired in settlement of loans represents real estate acquired through foreclosure and is initially recorded at the lower of cost (principal balance of the former mortgage loan less any specific valuation allowances) or estimated fair value less costs to sell. Subsequent improvements are capitalized. Costs of holding real estate, such as property taxes, insurance, general maintenance and interest expense, are expensed as a period cost. Fair values are reviewed regularly and allowances for possible losses are established when the carrying value of the real estate owned exceeds the fair value less estimated costs to sell. Fair values are generally determined by reference to an outside appraisal.

       (g)  Real Estate Held for Development and Sale
            -----------------------------------------
            Real estate purchased for development and sale and investments in real estate partnerships are stated at the lower of cost or estimated net realizable value. Costs directly related to such real estate are capitalized until construction required to bring these properties to a saleable condition is completed. Capitalized costs include direct costs incurred during the improvement period.

       ------------------------------------------

       Gains on the sale of real estate purchased for development and sale are recorded at the time of sale provided certain criteria relating to property type, cash down payment, loan terms, and other factors are met. If these criteria are not met at the date of sale, the gain is deferred and recognized using the installment or cost recovery method until they are satisfied, at which time the remaining deferred gain is recorded as income.

       Market values of real estate purchased for development and sale are reviewed regularly and allowances for losses are established when the carrying value exceeds the estimated net realizable value. In determining the estimated net realizable value, the Company deducts from the estimated selling price the projected cost to complete and dispose of the property and the estimated cost to hold the property to an expected date of sale.

       (h)  Premises and Equipment
            ----------------------
            Premises and equipment are carried at cost, net of accumulated depreciation. Depreciation of premises and equipment is provided principally on a straight-line method over the estimated useful life of the related asset. Estimated lives are seven to thirty years for buildings and improvements and generally five to ten years for furniture, fixtures and equipment.

       (i)  Income Taxes
            ------------
            The Bank adopted SFAS No. 109 "Accounting for Income Taxes effective April 1, 1993." Under SFAS No. 109 deferred tax expense or benefit is recognized for the net change during the year in the deferred tax liability or asset. That amount together with income taxes currently payable is the total amount of income tax expense or benefit for the year. Upon adoption of SFAS No. 109 the Bank realized an addition to net income of $30,000. Deferred taxes are provided for differences in financial reporting bases for assets and liabilities as compared with their tax bases. Basically, a current tax liability or asset is established for taxes presently payable or refundable and a deferred tax liabil-ity or asset is established for future tax items. A valuation allowance, if applicable, is established for deferred tax assets that may not be realized.
Tax bad debt reserves in excess of the base year amount (established as taxable years ending March 31, 1988 or later), would create a deferred tax liability. Deferred income taxes are provided for differences between the provision for loan losses for financial statement purposes and those allowed for income tax purposes.

            Effective April 1, 1993, the Company adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1994 consolidated statement of income.

       (j)  Loan Fees and Costs Associated with Originating Loans
            -----------------------------------------------------
            The net of loan fees received and direct incremental costs of originating loans are deferred and amortized over the contractual life of the related loan. The net fees are recognized as yield adjustments by applying the interest method. Prepayments are not anticipated.

(1)    Significant Accounting Policies, Continued
       ------------------------------------------

       (k)  Intangible Assets
            -----------------
            Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future results. The amount of goodwill impairment, if any, is measured based on projected discounted future results using a discount rate reflecting the Company's average cost of funds.

            Deposit based premiums, representing the cost of acquiring deposits from other financial institutions, are being amortized by charges to operations over the expected periods to be benefited. The effective amortization period for intangible assets is approximately 10 years.

       (l)  Interest Income
            ---------------
            Interest on loans is accrued and credited to income monthly based on the principal balance outstanding and the contractual rate on the loan. The Company places loans on non-accrual status when they become greater than sixty days delinquent or when in the opinion of management, full collection of principal or interest is unlikely. The Company provides an allowance for uncollectible accrued interest on loans which are sixty days delinquent for all interest accrued prior to the loan being placed on non-accrual status. The loans are returned to an accrual status when full collection of principal and interest appears likely.

       (m)  Fair Value of Financial Instruments
            -----------------------------------
            SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" requires disclosure in the financial statements regarding the fair value of on and off-balance sheet financial instruments for which it is practicable to do so. Fair values are based on quoted market prices where available and on esti-mates of present value or other valuation techniques. These estimates are made at a specific point in time and are subjective in nature involving uncertainties and significant judgment. In addition, SFAS No. 107 excludes all non-financial instruments and certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair values presented do not represent the underlying fair value of the Bank.

            Fair values for consolidated financial statement reporting purposes are estimated for loans with similar financial characteristics. These loans are segregated by type of loan, considering credit risk, interest rate and pre-payment characteristics. Each loan category is further segmented into fixed and adjustable rate categories.

            The fair value of performing loans is calculated by discounting scheduled cash flows through estimated maturity dates. Expected cash flows are discounted using the Bank's current rates that reflect the credit and interest rate risks inherent in each category of loans. A prepayment assumption is used as an estimate of the portion of loans that will be repaid prior to their scheduled maturity.

       (n)  Earnings Per Share
            ------------------
            Net income per share is computed by dividing consolidated net income by the weighted average number of shares of common stock equivalents outstanding during the period. Common share equivalents include, if applicable, dilutive stock option share equivalents determined by using the treasury stock method.

       (o)  Reclassifications
            -----------------
            Certain amounts in prior years' consolidated financial statements have been reclassified to conform with current year classifications.

(2)    Branch Acquisition
       ------------------

       On October 21, 1993 the Bank acquired certain assets and certain deposits and other liabilities of four branch offices of NationsBank of South Carolina, N.A. (the "branches"). In connection with the purchase, the Bank paid a deposit premium of approximately $4.4 million. The Company accounted for the acquisition under the purchase method of accounting. The application of the purchase method of accounting resulted in the adjustment of the assets and liabilities acquired based upon their fair market values on the date of acquisition. The Company's consolidated statements of income include the operating results of the acquired branches after October 21, 1993.

       The assets acquired and liabilities assumed (after purchase accounting adjustments) of the branches at the acquisition date are summarized as follows:

Assets acquired:
     Loans receivable, net                       $ 15,969,139
     Building and equipment                           916,155
     Premium on deposits and goodwill               3,926,792
     Other assets                                   1,203,799
                                                 ------------
          Total assets                           $ 22,015,885
                                                 ============

Liabilities assumed:
     Deposit accounts                              61,123,824
     Other liabilities                                  9,931
                                                 ------------
          Total liabilities                        61,133,755
                                                 ------------
          Cash received                          $ 39,117,870
                                                 ============


       At March 31, 1996, the Bank's remaining balances in goodwill and core deposit intangible were $1,693,074 and $1,119,641, respectively.

(3)    Investment and Mortgage-Backed Securities, Held to Maturity
       -----------------------------------------------------------

       The amortized cost, gross unrealized gains, gross unrealized losses and market values of investment securities held to maturity are as follows:

                                      March 31, 1996
                   -------------------------------------------------------
                                      Gross         Gross
                    Amortized     Unrealized      Unrealized        Market
                      Cost           Gains          Losses           Value
                      ----           -----          ------           -----
FNMA securities    $ 1,006,250       7,030            2,016         1,011,264
FHLB securities      5,492,366          --          138,422         5,353,944
FHLMC bond           1,000,000          --           10,900           989,100
Mortgage-backed
  securities         2,542,108      32,651           15,116         2,559,643
                   -----------      ------          -------         ---------
                   $10,040,724      39,681          166,454         9,913,951
                   ===========      ======          =======         =========

                                      March 31, 1995
                   -------------------------------------------------------
                                      Gross         Gross
                    Amortized     Unrealized      Unrealized        Market
                      Cost           Gains          Losses           Value
                      ----           -----          ------           -----
U.S. Treasury
  obligations      $27,867,170          --          992,492       26,874,678
FNMA securities      2,017,770          --           77,676        1,940,094
FHLB securities      5,500,700          --          376,029        5,124,671
FFCB securities        500,000          --              650          499,350
FHLMC bond           1,000,000          --           69,560          930,440
Mortgage-backed
  securities         1,710,605      18,979           18,179        1,711,405
                   -----------      ------        ---------       ----------
                   $38,596,245      18,979        1,534,586       37,080,638
                   ===========      ======        =========       ==========


       The amortized cost and market value of investments securities held to maturity at March 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties.

                                    Amortized              Fair
                                      Cost                Value
                                      ----                -----

In one year or less               $    506,250            504,234
After one year through five years    6,992,366          6,850,074
                                  ------------          ---------
Mortgage-backed securities           2,542,108          2,559,643
                                  ------------          ---------
                                  $ 10,040,724          9,913,951
                                  ============          =========

       At March 31, 1996 investment securities of $4,852,500 were pledged as collateral for certain deposit accounts and Federal Home Loan Bank of Atlanta borrowings.

(4)   Investment and Mortgage-Backed Securities, Available for Sale
      -------------------------------------------------------------

      The amortized cost, gross unrealized gains, gross unrealized losses and market value of investment and mortgage-backed securities available for sale are as follows:


                                      March 31, 1996
                   -------------------------------------------------------
                                      Gross         Gross
                    Amortized     Unrealized      Unrealized        Market
                      Cost           Gains          Losses           Value
                      ----           -----          ------           -----

U.S. Treasury
  notes           $31,170,866        1,782         200,242        30,972,406
                  ===========        =====         =======        ==========

                                      March 31, 1995
                   -------------------------------------------------------
                                      Gross         Gross
                    Amortized     Unrealized      Unrealized        Market
                      Cost           Gains          Losses           Value
                      ----           -----          ------           -----

U.S. Treasury
   notes          $ 4,013,080           --          82,454         3,930,626
                  ===========        =====         =======        ==========

      The amortized cost and market value of investment securities available for sale at March 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties.

                                         Amortized           Fair
                                          Cost              Value
                                          ----              -----

In one year or less                   $ 23,617,943          23,537,490
After one year through five years        7,552,923           7,434,916
                                      ------------          ----------
                                      $ 31,170,866          30,972,406
                                      ============          ==========

(4)    Investment and Mortgage-Backed Securities, Available for Sale,
       Continued
       --------------------------------------------------------------

       Proceeds from the sales of investment and mortgage-backed securities during the years ended March 31, 1996, 1995 and 1994, as well as the gross gains and losses realized are summarized as follows:

                                 1996           1995           1994
                                 ----           ----           ----
Investments:
  Proceeds from sales         $      --      1,498,085      7,406,875
                              =========      =========      =========
  Gross gains                 $      --          1,523             --
                              =========      =========      =========
  Gross losses                $      --          4,027         96,658
                              =========      =========      =========
Mortgage-backed securities:
  Proceeds from sales         $      --             --      2,997,318
                              =========      =========      =========
  Gross gains                 $      --             --        158,433
                              =========      =========      =========
  Gross losses                $      --             --             --
                              =========      =========      =========


(5)   Loans Receivable, Net
      ---------------------

      Loans receivable, net at March 31, consisted of the following:

                                       1996                 1995
                                       ----                 ----

      Residential real estate      $ 59,951,018           66,226,289
       Consumer                      44,810,133           44,089,104
       Commercial real estate        10,629,652           13,007,516
       Commercial business           38,764,035           29,718,456
       Loans held for sale              612,919              776,631
                                   ------------          -----------
                                    154,767,757          153,817,996
                                   ------------          -----------
       Less:
         Allowance for loan losses    1,758,688            1,955,119
         Loans in process               474,575            2,419,433
         Deferred loan fees             394,768              466,250
                                   ------------          -----------
                                      2,628,031            4,840,802
                                   ------------          -----------

                                   $152,139,726          148,977,194
                                   ============          ===========

       --------------------------------

       Changes in the allowance for loan losses for the years ended March 31, are summarized as follows:

                                          1996           1995           1994
                                          ----           ----           ----

       Balance at beginning of year  $ 1,955,119      1,735,073     1,190,793
       Provision for loan losses         230,000        300,000       335,000
       Allowance on acquired loans            --             --       324,479
       Charge-offs                      (471,938)      (105,073)     (124,689)
       Recoveries                         45,507         25,119         9,490
                                     -----------      ---------     ---------
       Balance at end of year        $ 1,758,688      1,955,119     1,735,073
                                     ===========      =========     =========

       The following table sets forth the amount of the Company's non-accrual loans and the status of the related interest income at March 31:

                                                    1996              1995
                                                    ----              ----
       Non-accrual loans                        $ 2,572,000          812,000
       Interest income which would have
         been recognized under original terms        82,670           55,308
       Interest income actually recognized           54,200           10,303

       Loans serviced for others at March 31, 1996, 1995, and 1994, were $93,309,923, $97,636,672, and $100,284,182 respectively.

       At March 31, 1996, impaired loans amounted to $2,572,000. These loans are well secured and no loss is estimated at this time. For the year ended March 31, 1996, the average recorded investment in impaired loans was $1,879,000 and $54,200 of interest income was recognized on loans while they were impaired.
All of this income was recognized using the accrual method of accounting.

       The Bank originates residential and commercial real estate loans throughout its primary market area located in the south and central regions of South Carolina. Although this region has a diverse economy, much of the area is
dependent on the nearby Savannah River Site.   Employment at the Savannah River
Site is expected to decline in the future. The future impact on the local economy and real estate market could affect the financial status of the Bank's customers. The degree of impact will be affected by the timing and terms associated with the Savannah River Site employment reduction, growth of other sectors of the local economy, etc. Future additions to the Bank's allowance for loan losses are dependent on the performance of the Bank's loan portfolio, the economy, changes in real estate values, and interest rates. There can be no assurance that additions to the allowance will not be required in future periods. Management continues to monitor its loan portfolio for the impact of local economic changes.

(6)    Premises and Equipment, Net
       ---------------------------

       Premises and equipment, net at March 31, are summarized as follows:

                                             1996                 1995
                                             ----                 ----

       Land                              $   440,323              371,313
       Buildings and improvement           2,998,995            2,711,637
       Furniture and equipment             2,936,904            3,337,682
                                           6,376,222            6,420,632
       Less accumulated depreciation      (3,189,037)          (3,169,461)
                                         -----------           ----------
                                         $ 3,187,185            3,251,171
                                         ===========           ==========


       Depreciation expense for the years ended March 31, 1996, 1995, and 1994, was $596,677, $588,825, and $526,764, respectively.

       The Bank has entered into noncancelable operating leases related to buildings and land. At March 31, 1996, future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more are as follows (by fiscal year):

   1997                          $   62,980
   1998                              61,390
   1999                              48,777
   2000                              30,165
   2001                              26,138
   Thereafter                         6,500
                                 ----------
                                 $  235,950
                                 ==========

       Total rental expense amounted to $53,778, $65,127 and $57,081 for the years ended March 31, 1996, 1995 and 1994, respectively. Rental expense has been reduced by sublease revenue of $4,349 in 1994. Five lease agreements with monthly expenses of $1,978, $2,014, $500, $407 and $350 have renewal options of 10, 10, 60, 20 and 10 years, respectively.


(7)    FHLB Stock
       ----------

       Investment in the stock of the Federal Home Loan Bank is required by law for every Federally insured savings institution. No ready market exists for this
stock and it has no quoted market value.   However, because redemption of this
stock has been at par it is carried at cost.

       The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB of Atlanta. The Bank is in compliance with this requirement with an investment in FHLB of Atlanta stock of $1,233,200 as of March 31, 1996.

(8)    Real Estate Operations
       ----------------------

       The Company participates in two real estate joint ventures. The Company owns 50 percent (in 1994 SFSC sold 10 percent of its interest in the operations but retained the controlling interest) and 62.5 percent of the joint ventures which have been consolidated into the Company's financial statements. Income from real estate operations was as follows:

                                  1996           1995             1994
                                  ----           ----             ----
Real estate acquired for
  development and sale:
    Sales                     $  350,180        625,674        1,280,480
    Cost of sales               (296,508)      (460,299)      (1,105,515)
                              ----------      ---------      -----------
    Gross profit                  53,672        165,375          174,965

    Amortization (deferral)
       of gain on sale of
       real estate                25,396          3,420            8,976
    Provision for real
       estate losses             (45,000)            --          (60,000)
                              ----------      ---------      -----------

    Income from real estate
       operations                 34,068        168,795          123,941

    Other expenses, net           38,535        115,236           37,590
                              ----------      ---------      -----------
         Net income           $   (4,467)        53,559           86,351
                              ==========      =========      ===========

       The following is a summary of the allowance for estimated losses on real estate:

                                      1996           1995         1994
                                      ----           ----         ----

    Balance at beginning of year    $150,000        150,000       90,000
    Provision for real estate
       losses                         45,000             --       60,000
                                    --------        -------      -------
    Balance at end of year          $195,000        150,000      150,000
                                    ========        =======      =======

       Condensed combined financial information for the joint ventures as of March 31 is as follows:

                                                   1996             1995
                                                   ----             ----

    Real estate held for development, net       $ 1,389,579      1,442,723
    Other assets                                     71,129        240,400
                                                -----------      ---------
    Total assets                                  1,460,708      1,683,123
    Liabilities (principally a loan
      payable to the Bank                           277,339        479,394
                                                -----------      ---------
    Partners equity                             $ 1,183,369      1,203,729
                                                ===========      =========

(9)    Deposits
       --------

       Deposits outstanding by type of account at March 31 are summarized as follows:

                            1996                            1995
                ---------------------------      -------------------------
                          Weighted                        Weighted
                Amount      Rate      Range      Amount     Rate     Range
                ------      ----      -----      ------     ----     -----

Checking      $42,251,949  1.35%     0 - 1.75%  41,211,492  1.40%    0 - 1.88%
Money Market   13,769,693  2.81%  2.75 - 3.00%  16,776,207  3.27  2.20 - 3.44
Passbook
 accounts      13,615,436  2.50%     0 - 3.00%  14,491,809  2.61     0 - 2.62
              -----------  ----   -----------   ----------  ----  -----------
               69,637,078  1.86%     0 - 3.00%  72,479,508  2.07%    0 - 3.44%
              -----------  ----   -----------   ----------  ----  -----------

Certificate
   accounts:
0 - 4.99%       5,116,366                       44,023,933
5.00 - 6.99%   97,046,823                       48,182,486
7.00 - 8.99%      574,460                        1,588,710
9.00 - 12.99%          --                               --
              -----------  ----   -----------   ----------  ----  -----------
 Total
 certificates
   of deposit 102,737,649  5.65%  3.30 - 7.75%  93,795,129  5.17  3.45 - 8.10%
              -----------  ----   -----------   ----------  ----  -----------

             $172,374,727  4.12%     0 - 7.75% 166,274,637  3.82%    0 - 8.10%
             ============  ====   ===========  ===========  ====  ===========


       The aggregate amount of short-term certificates of deposit with a minimum denomination of $100,000 was $9,846,903 and $13,704,756 at March 31, 1996 and
1995, respectively.

       The amounts and scheduled maturities of certificates of deposit at March 31, are as follows:

                                         1996                  1995
                                         ----                  ----

      Within 1 year                  $ 83,523,749           65,839,088
      After 1 but within 2 years       16,010,769           19,407,870
      After 2 but within 3 years        1,659,385            6,548,849
      After 3 but within 4 years        1,237,789            1,253,421
      After 4 but within 5 years          305,957              745,901
      Thereafter                               --                   --
                                     ------------           ----------
                                     $102,737,649           93,795,129
                                     ============           ==========

(10)   Advances From Federal Home Loan Bank
       ------------------------------------

       Advances from the Federal Home Loan Bank at March 31 are summarized by year of maturity and weighted average interest rate below:

                            1996                           1995
                     ---------------------         ------------------------
                                  Weighted                         Weighted
                     Amount         Rate           Amount            Rate
                     ------         ----           ------            ----

      1996         $         -         --%      19,969,000          6.40%
      1997           17,214,000      5.94          414,000           8.45
      1998            3,452,000      6.60        3,452,000           6.60
      1999              490,000      8.65          490,000           8.65
      2000              528,000      8.70          528,000           8.70
      Thereafter      1,180,000      8.53        1,180,000           8.53
                   ------------      ----       ----------           ----
                   $ 22,864,000      6.29%      26,033,000           6.65%
                   ============      ====       ==========           ====

       Pursuant to collateral agreements with the FHLB, the Company has pledged all of its stock in the FHLB and qualifying first mortgage loans as collateral for these advances. Advances are subject to prepayment penalties.

(11)   Income Taxes
       ------------

       Income tax expense for the years ended March 31, is comprised of the following:

                                1996             1995                1994
                                ----             ----                ----

        Current:
          Federal           $ 571,810           660,413            440,568
          State                    --                --             16,417
                            ---------           -------            -------
                              571,810           660,413            456,985
                            ---------           -------            -------
         Deferred:
           Federal            (27,879)         (122,537)          (163,892)
           State               (5,234)          (38,147)           (27,187)
                            ---------           -------            -------
                              (33,113)         (160,684)          (191,079)
                            ---------           -------            -------
                            $ 538,697           499,729            265,906
                            =========           =======            =======

       -----------------------

       The Company's income taxes differ from those computed at the statutory federal income tax rate, as follows:

                                             1996        1995         1994
                                             ----        ----         ----

       Tax at statutory income tax rate   $ 543,412     510,640      273,632
       State income tax expense
         (benefit),net                       (3,454)    (25,177)      (7,108)
       Other                                 (1,261)     14,266         (618)
                                          ---------     -------      -------
                                          $ 538,697     499,729      265,906
                                          =========     =======      =======

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31 are presented below.

                                                 1996          1995
                                                 ----          ----
        Deferred tax assets:
          Provision for loan losses           $ 500,572        474,150
          Net fees deferred for
            financial reporting                  35,712        176,989
          Unrealized loss on securities
            available for sale                   44,036         31,299
          Other real estate basis for
            tax purposes over
            financial statement basis            74,022         56,940
          Other                                 137,667         79,125
                                              ---------        -------
          Total gross deferred tax assets       792,009        818,503
                                              ---------        -------

        Deferred tax liabilities:
          FHLB stock basis over tax basis       178,999        178,999
          Depreciation                          193,791        296,960
          Other                                  44,811         13,986
                                              ---------        -------
            Total gross deferred tax liability  417,601        489,945
                                              ---------        -------

            Net deferred tax asset            $ 374,408        328,558
                                              =========        =======

       A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale. The related current period deferred tax benefit of $12,737 has been recorded directly to shareholder's equity. The balance of the change in the net deferred tax asset results from the current period deferred tax benefit of $33,113. The net deferred tax asset is included in other assets in the accompanying consolidated balance sheets.

       No valuation allowance for deferred tax assets was required at April 1, 1995, and for the years ended March 31, 1995 and 1996. The realization of net deferred tax assets may be based on utilization of carrybacks to prior taxable periods, anticipation of future taxable income in certain periods, and the utilization of tax planning strategies. Management has determined that it is more likely than not that the net deferred tax asset can be supported based upon these criteria.

       -----------------------

       Retained earnings at March 31, 1996 includes tax bad debt reserves of approximately $2.2 million, for which no provision for federal income tax has been made. If, in the future, these amounts are used for any purpose other than to absorb bad debt losses, including dividends, stock redemptions, or distributions in liquidation, or the Company ceases to be qualified as a savings and loan, they may be subject to federal income tax at the then prevailing corporate tax rate.

(12)   Employee Benefit Plans
       ----------------------

       The Company participates in a multi-employer defined benefit plan. The plan provides defined benefits to substantially all full-time employees of the Company with one or more years of service. Separate actuarial valuations are not available for each participating employer, nor are plan assets segregated. There were no contributions to the plan required for the years ended March 31, 1996, 1995 and 1994. Plan assets exceed the present value of accumulated plan benefits at June 30, 1995, the latest actuarial valuation date.

       The Company participates in a multiple employer defined contribution em-ployee benefit plan covering substantially all employees with one or more years of service. The Company matches a portion of employees contributions, and the related expenses were $47,116, $96,905, and $77,666 for the years ended March 31, 1996, 1995 and 1994, respectively. The annual contribution is determined at the discretion of the Company's Board of Directors.

       The Company established an Employee Stock Ownership Plan ("ESOP") to acquire shares of the Company's common stock for the exclusive benefit of the employee participants. The ESOP borrowed $196,880 from a savings institution and purchased 19,688 shares of the Company's common stock. These shares were pledged as collateral for the ESOP debt which was paid in full in fiscal 1994. For the years ended March 31, 1995, 1994 and 1993 the Company recorded expenses related to the ESOP trust of $70,931, $51,291 and $68,472, respectively; of these amounts $518 and $3,190, was for interest on the ESOP note in 1994 and 1993, respectively. During the years ended March 31, 1994 and 1993 the plan repaid $15,779 and $91,138, respectively, of the note payable.

       Since the plan currently has no unallocated stock, there was no contribution for the year ended March 31, 1996.

       ---------------------------------

       Certain officers of the Company participate in an incentive stock option plan. Options are granted at exercise prices not less than the fair market value of the Company's common stock on the date of grant. No new options were granted during 1996. A total of 39,377 shares have been granted, exercisable over a period from one to ten years from the date of grant at $10.00 per share. During fiscal 1996, 3,938 options were exercised at $10.00 per share. There were 3,938 options granted but unexercisable at March 31,1996.

(13)   Commitments
       -----------

       In conjunction with its lending activities, the Bank enters into various commitments to extend credit and issue letters of credit. Loan commitments (unfunded loans and unused lines of credit) and letters of credit are issued to accommodate the financing needs of the Bank's customers. Loan commitments are agreements by the Bank to lend at a future date, so long as there are no violations of any conditions established in the agreement. Letters of credit commit the Bank to make payments on behalf of customers when certain specified events occur.

       Financial instruments where the contract amount represents the Bank's credit risk include commitments under pre-approved but unused lines of credit of $16,700,000, and $23,129,798 and letters of credit of $129,000 and $124,000 at
March 31, 1996 and 1995, respectively.

      These loan and letter of credit commitments are subject to the same credit policies and reviews as loans on the balance sheet. Collateral, both the amount and nature, is obtained based upon management's assessment of the credit risk. Since many of the extensions of credit are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. In addition to these loan commitments noted above, the Bank had unused credit card loan commitments of $885,000 and $963,497 at March 31, 1996 and 1995, respectively.

       Outstanding commitments on mortgage loans not yet closed amounted to $603,745 at March 31, 1996. Such commitments, which are funded subject to certain limitations, extend over varying periods of time with the majority being funded within 90 days. At March 31, 1996, the Bank had outstanding commitments to sell approximately $613,000 of loans.

(14)   Regulatory Matters
       ------------------

       Federal regulations require savings institutions to have a minimum regulatory tangible capital equal to 1.5% of adjusted total assets, a minimum core capital ratio equal to 3.0% of adjusted total assets, and risk-based capital equal to 8.0% of risk-weighted assets. As of March 31, 1996, the Bank had regulatory tangible capital equal to 5.82% of total adjusted assets, regulatory core capital equal to 6.32% of total adjusted assets, and risk-based capital equal to 10.57% of risk-weighted assets. As a result, the Bank meets all three of the aforementioned capital requirements. OTS regulations impose various restrictions or requirements on institutions with respect to their ability to pay dividends or make other distributions of capital.

(15)   Related Party Transactions
       --------------------------

       At March 31, 1996, the total aggregate indebtedness to the Bank by executive officers and directors of the Bank whose individual indebtedness exceeded $60,000 at any time over the period since April 1, 1994 was $440,017. There were no additions to loans to executive officers over $60,000 during fiscal 1996. Repayments on these loans totaled approximately $11,600. Loans to allemployees, officers and directors of the Bank, in the aggregate, constituted approximately 8.2% of the total shareholders' equity of the Bank at March 31, 1996.

       The Company paid insurance premiums to an insurance agency in which three directors of the Company are also officers, directors and shareholders. The Company incurred expense in the amount of $79,208, and $90,877 for the years ended March 31, 1995 and 1994, respectively, which represented insurance and bond premiums for insurance coverage written for the Company. Of these amounts, $8,062, and $10,874 were the actual commissions earned by the agency. Also, the Bank paid $875, and $1,412 during these years to the agency out of escrow accounts maintained for customers of the Bank. The Company paid approximately $2,000 in premiums in fiscal 1996.

       The Company rents office space from a company in which a director and an officer of the Company and the Bank have an ownership interest. The Bank incurred expenses of $23,625, $22,995 and $25,511 respectively, for rent and taxes for the years ended March 31, 1996, 1995 and 1994.

       Management is of the opinion that the transactions with respect to insurance coverage and office rent are made on terms that are comparable to those which would be made with unaffiliated persons.

(16) Security Federal Corporation Condensed Financial Statements (Parent Company Only)
       -------------------------------------------------------------------

       The following is condensed financial information of Security Federal Corporation (parent company only); the primary asset of which is its investment in the bank subsidiary, and the principal source of income for the Company is equity in undistributed earnings from the Bank.

                          Condensed Balance Sheet Data
                            March 31, 1996 and 1995

                                           1996                1995
                                           ----                ----
      Assets
Cash                                   $    71,795            490,147
Investment in Security Federal Bank      5,007,910         13,981,572
Investment in Real Estate Partnerships     567,726                 --
Furniture and equipment, net                     0                290
Income tax receivable from Bank             39,654             18,691
Other assets                                97,133                 --
                                       -----------         ----------
   Total assets                        $15,784,218         14,490,700
                                       ===========         ==========

      Liabilities and Shareholders' Equity

Loans Payable                          $   350,000                 --
Accounts payable                                --              1,230
Shareholders' equity                    15,434,218         14,489,470
                                       -----------         ----------
    Total liabilities and
      shareholders' equity             $15,784,218         14,490,700
                                       ===========         ==========

                          Condensed Statements of Income Data
                   For the years ended March 31, 1996, 1995 and 1994

                                           1996          1995        1994
                                           ----          ----        ----

Income:
  Equity in undistributed earnings
     of Security Federal Bank         $ 1,098,307     1,038,428      545,022
  Equity in undistributed earnings
    of Real Estate Partnerships               889            --           --
  Dividend income                              --            --       50,000
  Miscellaneous income                        927            10        2,595
                                      -----------     ---------      -------
                                        1,100,123     1,038,438      597,617
Expenses:
  Miscellaneous                            40,549        36,284       28,724
                                      -----------     ---------      -------

Net income                            $ 1,059,574     1,002,154      568,893
                                      ===========     =========      =======

(16) Security Federal Corporation Condensed Financial Statements (Parent Company Only) Continued
       -------------------------------------------------------------------

                         Condensed Statements of Cash Flow Data
                   For the years ended March 31, 1996, 1995 and 1994

                                           1996          1995          1994
                                           ----          ----          ----
Operating activities:
   Net income                         $ 1,059,574    1,002,154      568,893
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
   Depreciation                               290          348          348
   Equity in undistributed earnings
      of Security Federal Bank         (1,098,307)   (1,038,428)   (545,022)
   Equity in undistributed earnings
      of real estate partnership             (889)           --          --
   (Increase) decrease in income
      taxes receivable and other
      assets                             (118,096)       (3,896)      1,408
   Increase (decrease) in
      accounts payable                     (1,230)      (14,160)     (9,394)
                                      -----------     ---------    --------
    Net cash provided by
       operating activities              (158,658)      (53,982)     16,233
                                      -----------     ---------    --------
Investing activities:
    Purchase of Real Estate
      Partnerships from Bank             (561,000)           --          --
    Investment in Real Estate              (5,838)           --          --
                                      -----------     ---------    --------
    Net cash used in
      investing activities               (566,838)           --          --
                                      -----------     ---------    --------
Financing activities:
    Proceeds of loan                      350,000            --          --
    Dividends paid                        (82,236)      (80,880)    (78,754)
    Exercise of stock options              39,380       194,640          --
                                      -----------     ---------    --------
      Net cash used in
         financing activities             307,144       113,760     (78,754)
                                      -----------     ---------    --------
Net increase (decrease)
  in cash and cash equivalents           (418,352)       59,778     (62,521)
Cash and cash equivalents
  at beginning of year                    490,147       430,369     492,890
                                      -----------     ---------    --------
Cash and cash equivalents
  at end of year                      $    71,795       490,147     430,369
                                      ===========     =========    ========

(17)   Carrying Amounts and Fair Value of Financial Instruments
       --------------------------------------------------------

       The carrying amounts and fair value of financial instruments as of March 31, are summarized below:

                                                   (In Thousands)
                                                        1996
                                              --------------------------
                                              Carrying        Estimated
                                               Amount         Fair Value
                                               ------         ----------
      Financial Assets
        Cash and cash equivalents            $  9,824          $  9,824
        Investment and mortgage
         backed securities                     41,013            40,886
        Loans receivable, net                 152,140           152,537
        Federal Home Loan Bank Stock            1,233             1,233

      Financial Liabilities
        Deposits:
          Checking, Savings, and MMDA
           accounts                          $ 69,637            69,637
          Certificate accounts                102,738           103,091
          Advances from Federal Home
           Loan Bank                           22,864            21,082
          Other borrowed money                    350               350

       The Bank had, at March 31, 1996 $18.2 million of off-balance sheet financial commitments. These commitments are to originate loans and unused consumer lines of credit and credit card lines. Since these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair market value.

       Fair value estimates are made at a specific point in time, based on relevant market data and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale the Bank's entire holdings of a particular financial instrument. Be-cause no active market exists for a significant portion of the Bank's financial instruments fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in any of these assumptions used in calculating fair value would also significantly affect the estimates. Further, the fair value estimates were calculated as of March 31, 1996.

       Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Bank has significant assets and liabilities that are not considered financial assets or liabilities including deposit franchise value, loan servicing portfolio, deferred tax liabilities, and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

(18)   Contingencies
       -------------

       The United States Congress is currently proposing a plan under which the Bank Insurance Fund (BIF), hich is the primary deposit insurance fund for commercial banks, would be merged with the Savings Association Insurance Fund ("SAIF"), which is the primary insurance fund for thrifts and savings banks. In connection with this merger, all members of the SAIF fund would be required to pay a one-time assessment of between 80 and 90 basis points per every $100 of SAIF insured deposit balances as of March 31, 1995. Based on the Bank's deposit balances as of March 31, 1995, the one-time assessment would be approximately $950,000 before tax and approximately $600,000 after tax, if that expense would be tax deductible. In exchange for this one-time assessment, qualifying members of the SAIF fund would receive a reduction in their annual premiums. The measure has not yet passed Congress, and the final provisions and payment date are as yet unknown.

       In the normal course of business, the Company and subsidiary are periodically involved in litigation. In the opinion of the Company's management none of these cases should have a material adverse effect on the consolidated financial statements.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SECURITY FEDERAL CORPORATION



Date:  April 24, 1997         By: /s/ Roy G. Lindburg
                                  -------------------------------------
                                  Roy G. Lindburg

                              Its:Treasurer and Chief Financial Officer
                                  -------------------------------------
                                   (Duly Authorized Representative)