Form 10QSB/A
period 1996-09-30
SECURITY FEDERAL CORPORATION
filed 1997-04-30
CIK 818677

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC  20549

                            Form 10 - QSB

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996

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


          Class                         Outstanding Shares at

          Common Stock                      September 30, 1996

          $0.01 Par Value
413,184

                                INDEX

                    SECURITY FEDERAL CORPORATION

PART I - FINANCIAL INFORMATION (UNAUDITED) PAGE

Item 1.  Financial Statements (Unaudited):

     Consolidated Balance Sheets at
     September 30, 1996 and March 31, 1996    2

     Consolidated Statements of Income for the
     Three months ended September 30, 1996 and 1995    3-4
                 Six months ended September 30, 1996 and 1995    5-6

     Consolidated Statement of Shareholders' Equity    7

     Consolidated Statements of Cash Flows  8-9

     Notes to Consolidated Financial Statements   10-13

Item 2.  Management's Discussion and Analysis
     Financial Condition and Results of Operations     14-18

PART II. OTHER INFORMATION

     Other Information                       19

     Signatures                              20


                          SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements and related notes.

             Security Federal Corporation and Subsidiary
              Consolidated Balance Sheets  (Unaudited)

                                              September 30,1996March 31, 1996
Assets
Cash and cash equivalents                      $ 9,198,25 $  9,823,66
                                                        5           4
Investments and mortgage-backed securities:
      Available for sale: (Amortized cost of     25,904,0    30,972,4
$26,062,821 at September 30,1996 and                   12          06

$31,170,866 at March 31, 1996)
      Held to maturity: (Fair market value of    14,457,6    10,040,7
$14,230,914 at September 30, 1996 and                  02          24
                                   $9,913,951
at March 31, 1996)
Loans receivable net:
      Held for sale                               338,739     612,919
      Held for investment: (Net of allowance     149,933,    151,526,
of $1,748,524 at September 30, 1996                   146         807
                                        and
$1,758,688 at March 31, 1996)
                                                 150,271,    152,139,
                                                      885         726
Accrued interest receivable:
      Loans                                       985,203     882,274
      Mortgage-backed securities                   38,130      23,799
      Investments                                 468,267     450,952
Premises and equipment, net                      3,163,22    3,187,18
                                                        1           5
Federal Home Loan Bank stock, at cost            1,161,20    1,233,20
                                                        0           0
Real estate acquired through foreclosure          355,058     718,763
Real estate held for development and sale        1,206,83    1,389,57
                                                        0           9
Other assets                                     3,677,59    3,953,85
                                                        1           9
Total Assets                                     210,887,    214,816,
                                                      254         131

Liabilities and Stockholders' Equity
Liabilities:
   Deposit accounts                            $ 170,226, $  172,374,
                                                      276         727
   Advances from Federal Home Loan Bank          19,846,0    22,864,0
                                                       00          00
   Other borrowed money                           350,000     350,000
   Advance payments by borrowers
       for taxes and insurance                    385,701     385,708
   Other liabilities                             4,560,41    3,407,47
                                                        2           8
Total liabilities                                195,368,    199,381,
                                                      389         913

Stockholders' Equity:
     Serial preferred stock, $.01 par value;
       authorized shares - 200,000 issued and
outstanding, none
     Common stock, $.01 par value; authorized
shares 1,000,000
        issued and outstanding shares, 413,184
at March 31, 1996 and                               4,132       4,132
         September 30, 1996
     Additional paid-in capital                  3,919,26    3,919,26
                                                        2           2
     Unrealized net loss on securities           (98,525)    (123,125
available for sale, net of income taxes                             )
     Retained earnings, substantially            11,693,9    11,633,9
restricted                                             96          49
Total stockholders' equity                       15,518,8    15,434,2
                                                       65          18
Total liabilities and stockholders' equity     $ 210,887, $  214,816,
                                                      254         131

See accompanying notes to consolidated financial statements.

             Security Federal Corporation and Subsidiary
            Consolidated Statements of Income (Unaudited)

                                        Three Months Ended
                                           September 30,

                                     1996                    1995
Interest income:
  Loans                              $   3,405,577 $ 3,380,877
  Mortgage-backed securities                13,041      28,334
  Investment securities                    598,145     528,054
  Other                                     16,640      21,515
       Total interest income             4,033,403   3,958,780

Interest expense:
   NOW and money market accounts           237,337     253,377
   Passbook accounts                        88,132      97,103
   Certificate accounts                  1,373,492   1,371,658
   Advances and other borrowed money       317,729     457,894
       Total interest expense            2,016,690   2,180,032

Net interest income                      2,016,713   1,778,748
Provision for loan losses                   75,000      75,000
Net interest income after provision
for
   loan losses                           1,941,713   1,703,748

Other income:
   Gain (Loss) on sale of REO             (38,171)           0
   Gain on sale of loans                    45,121      27,440
   Loan servicing fees                      84,947      76,687
   Service fees on deposit accounts        204,611     134,332
   Income (loss) from real estate         (69,545)      29,565
operations
   Other                                    65,368      15,315
       Total other income                  292,331     283,339

General and administrative expenses:
   Salaries and employee benefits          808,184     849,377
   Occupancy                               103,588      90,666
   Advertising                              55,700      53,956
   Depreciation and maintenance of         167,333     166,585
equipment
   FDIC insurance premiums                  65,502      97,575
   FDIC SAIF Assessment                    725,000           0
   Amortization of intangibles             116,310     116,310
   Other                                   487,842     346,224
       Total general and                 2,529,459   1,720,693
administrative expenses

Income before income taxes               (295,415)     266,394
Provision (benefit) for income taxes     (118,280)      86,567

Net income (loss)                    $   (177,135) $   179,827

Net income (loss) per common share   $     (0.43)  $      0.44
Cash dividend on common stock        $       0.05  $      0.05
Weighted average shares outstanding  $    413,184  $   409,246
See accompanying notes to consolidated financial statements.

             Security Federal Corporation and Subsidiary
            Consolidated Statements of Income (Unaudited)

                                         Six Months Ended
                                           September 30,

                                     1996                    1995
Interest income:
  Loans                              $   6,781,064 $  6,639,566
  Mortgage-backed securities                38,130       56,844
  Investment securities                  1,181,881    1,061,043
  Other                                     36,972       41,753
       Total interest income             8,038,047    7,799,206

Interest expense:
   NOW and money market accounts           469,439      529,045
   Passbook accounts                       175,811      191,766
   Certificate accounts                  2,776,944    2,645,898
   Advances and other borrowed money       665,856      895,559
       Total interest expense            4,088,050    4,262,268

Net interest income                      3,949,997    3,536,938
Provision for loan losses                  150,000      150,000
Net interest income after provision
for
   loan losses                           3,799,997    3,386,938

Other income:
   Gain (Loss) on sale of REO             (38,171)            0
   Gain on sale of loans                    75,212       44,847
   Loan servicing fees                     168,073      154,379
   Service fees on deposit accounts        390,248      260,582
   Income (loss) from real estate         (43,640)       80,990
operations
   Other                                   102,008       80,266
       Total other income                  653,730      621,064

General and administrative expenses:
   Salaries and employee benefits        1,630,851    1,742,527
   Occupancy                               199,604      185,872
   Advertising                              90,519       81,684
   Depreciation and maintenance of         327,699      332,264
equipment
   FDIC insurance premiums                 158,344      206,604
   FDIC SAIF Assessment                    725,000            0
   Amortization of intangibles             232,620      232,620
   Other                                   967,354      768,322
       Total general and                 4,331,991    3,549,893
administrative expenses

Income before income taxes                 121,736      458,109
Provision (benefit) for income taxes        20,371      141,435

Net income (loss)                    $     101,365 $    316,674
Net income per common share          $       0.25  $       0.77

Cash dividend on common stock        $       0.10  $       0.10
Weighted average shares outstanding  $    413,184  $    409,246
See accompanying notes to consolidated financial statements.

             Security Federal Corporation and Subsidiary
           Consolidated Statement of Shareholders' Equity
             For the six months ended September 30, 1996
                             (Unaudited)
                                         Unrealiz
                                            ed
                                         Net Loss
                                Addition    on
                                   al    Securiti
                                            es
                       Common    Paid-In Availabl  Retained
                                             e
                        Stock    Capital for Sale  Earnings   Total

Beginning balance
March 31, 1996                $        $        $         $         $
                          4,132 3,919,26 (123,125 11,633,94 15,434,21
                                       2        )         9         8

Net income                -----    -----    -----   101,365   101,365

Cash dividend             -----    -----    -----  (41,318)  (41,318)

Exercise of stock         -----    -----    -----     -----     -----
options

Change in unrealized
net loss on                                24,600              24,600
securities available
for sale

Ending balance
September 30, 1996            $        $        $         $         $
                          4,132 3,919,26 (98,525) 11,693,99 15,518,86
                                       2                  6         5
See accompanying notes to consolidated financial statements.

             Security Federal Corporation and Subsidiary
                Consolidated Statement of Cash Flows
                             (Unaudited)

                                                      Six Months
Ended
                                                     September 30,

                                                  1996           1995
Cash flows from operating activities:
Net Income                                   $   101,365 $   316,674
Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation expense                          305,148    302,658
   Amortization of purchase accounting           232,620    232,620
adjustments
   Discount accretion and premium                 95,228    103,348
amortization
   Provisions for losses on loans and real       250,000    150,000
estate
   Gain on sale of loans                        (75,212)   (44,847)
   Gain on sale of real estate                  (18,189)   (45,917)
   Amortization of deferred fees on loans       (63,715)   (41,731)
   Proceeds from sale of loans held for        8,929,732  3,875,089
sale
   Origination of loans for sale               (8,580,34  (3,478,44
                                                      0)         4)
  Increase in accrued interest
      receivable:
           Loans                               (102,929)  (107,553)
           Mortgage-backed securities           (14,331)        890
           Investments                          (17,315)      5,882
   Increase (decrease) in advance payments           (7)    231,115
by borrowers
   Other, net                                  1,170,541  1,086,595
Net cash provided by operating activities    $ 2,212,596 $ 2,586,379
Cash flows from investing activities
Principal repayments on mortgage-backed          347,665    104,549
securities
Purchase of investment securities available    (2,973,20          0
for sale                                              3)
Purchase of investment securities held to      (3,482,46          0
maturity                                              1)
Proceeds from maturities of investment         8,500,000          0
securities available for sale
Proceeds from maturities of investment         1,000,000    500,000
securities held to maturity
Purchase of FHLB Stock                                 0  (135,300)
Redemption of FHLB Stock                          72,000     78,700
(Increase) decrease in loans to customers      (1,366,28  (4,092,70
                                                      6)         8)
Investment in real estate held for             (242,979)   (82,358)
development
Proceeds from sale of real estate held for       382,088    274,430
development
Proceeds from sale of real estate acquired       414,124    782,234
through foreclosure
Purchase of premises and equipment             (281,184)   (62,536)
Net cash used by investing activities        $ 2,369,764 $ (2,632,98
                                                                 9)

Cash flows from financing activities:
    Decrease in deposit accounts             $ (2,148,45 $ (1,951,54
                                                      1)         1)
    Proceeds from FHLB advances                37,925,00  61,200,00
                                                       0          0
    Repayment of FHLB advances                 (40,943,0  (58,518,0
                                                     00)        00)
    Dividends to share holders                  (41,318)   (40,918)
    Exercise of stock options                          0          0
Net cash provided by financing activities    $ (5,207,76 $   689,541
                                                      9)

Net increase (decrease) in cash and cash       (625,409)    642,931
equivalents
Cash and cash equivalents at beginning of      9,823,664  5,697,391
period

Cash and cash equivalents at end of period   $ 9,198,255 $ 6,340,322

Supplemental disclosure of cash flow
information:
    Cash paid during the period for :
        Interest                             $ 3,570,152 $ 3,280,682
        Income taxes                         $   306,000 $    36,249
    Additions to real estate acquired        $    88,590 $   529,713
through foreclosure
    Decrease in unrealized net loss on
securities available for sale,
        net of taxes                         $    24,600 $    35,540
     Securitization of loans receivable      $ 2,796,062 $         0
See accompanying notes to consolidated financial statements.

           Security Federal Corporation and Subsidiary
           Notes to Consolidated Financial Statements
                           (Unaudited)

1.    Basis of presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with general accepted accounting principles. Such statements are unaudited but, in the opinion of management, reflect all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in The Annual Report to Stockholders when reviewing interim financial statements. The results of operations for the three and six month periods ended September
30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Investments and Mortgage-backed Securities, Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses and market values of investment and mortgage-backed securities held to maturity are as follows:

September 30, 1996
                                   Gross        Gross
                     Amortize    Unrealize    Unreali    Market
                     d Cost      d Gains      zed        Value
                                              Losses
US Government and
agency             $ 9,467,55  $           $  106,879  $  9,376,6
obligations                 5       15,989                     65

Mortgage-backed      4,990,04        28,655    164,453
securities                  7                             4,854,2
                                                               49

     Total         $ 14,457,6  $    44,644 $  271,332  $  14,230,
                           02                                 914

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



Investments and Mortgage-backed Securities, Available for Sale

The amortized cost, gross unrealized gains, gross unrealized losses and market values of investment and mortgage-backed securities available for sale are as follows:

September 30, 1996
                                  Gross        Gross
                     Amortize    Unreal       Unreali    Market
                     d           ized         zed        Value
                     Cost        Gains        Losses
US Government and
agency             $           $           $           $
obligations          26,062,8    1,937        160,746    25,904,
                     21                                  012

Mortgage-backed
securities           0           0            0          0

     Total         $           $           $           $
                     26,062,8    1,937        160,746    25,904,
                     21                                  012


March 31, 1996
                                  Gross         Gross
                     Amortize    Unreal        Unreali    Market
                     d           ized          zed        Value
                     Cost        Gains         Losses
US Government and
agency             $           $           $           $
obligations          31,170,8    1,782        200,242    30,972,
                     66                                  406

Mortgage-backed
securities           0           0            0          0

     Total         $           $           $           $
                     31,170,8    1,782        200,242    30,972,
                     66                                  406


           Security Federal Corporation and Subsidiary

Notes to Consolidated Financial Statements (continued)

4.    Loans Receivable, Net

Loans receivable, net at September 30, 1996, consisted of the following:

Loans held for sale:

Loans held for sale were $338,739 and $612,919 at September 30,
1996 and March 31, 1996 respectively.
Loans held for investment    September 30, 1996
March 31, 1996
   Residential real estate$  54,050,375       $
59,951,018
   Consumer                                  45,822,467
44,810,133
   Commercial real estate    10,336,500
10,629,652
   Commercial business        43,219,874
38,764,035
                          $   153,429,216     $
154,154,838

Less:
   Allowance for possible loan loss   $      1,748,524    $
1,758,688
   Loans in process           1,404,391
474,575
   Deferred loan fees           343,155
394,768
                              3,496,070
2,628,031
                          $   149,933,146     $
151,526,807

The following is a reconciliation of the allowance for possible loan losses:
                            September 30, 1996         September
30, 1995
Beginning balance
$          1,758,688$                      1,955,119
Provision                                     150,000
150,000

Charge-offs                                  (170,075)
(28,754)
Recoveries                        9,911
9,007
Ending balance
$    1,748,524    $                          2,085,372

5.    Deposits

A summary of deposit accounts by type with weighted average rates are as follows:

                                    September 30, 1996
March 31, 199
Demand Accounts:                    Balance  Rate      Balance
Rate
   Checking            $   41,812,8301.32% $   42,251,949
1.35%
   Money Market        13,006,539 2.81%      13,769,693
2.81%
   Regular Savings     14,219,148 2.51%      13,615,436
2.50%
Total demand accounts  $   69,038,5171.86% $   69,637,078
1.86%

Certificate Accounts:
        0 - 4.99%      $    5,226,027      $     5,116,366
   5.00 - 6.99%              95,653,242      97,046,823
   7.00 - 8.99%                 308,490           574,460
Total certificate accounts101,187,7595.40%    102,737,649
5.65%
Total deposit accounts $  170,226,2763.96% $ 172,374,727
4.12%

           Security Federal Corporation and Subsidiary

Notes to Consolidated Financial Statements (continued)

6.    Federal Home Loan Bank Advances

Federal Home Loan Bank Advances are summarized by year of maturity and weighted average interest rate in the table below:

Fiscal Year Due                             September 30, 1996
March 31, 1996
                         Balance   Rate          Balance
Rate
   1997                 $10,414,0005.79%   $  17,214,000
5.94%
   1998                 7,252,000 6.03%            3,452,000
6.60%
   1999                    490,0008.65%           490,000
8.65%
   2000                    528,0008.70%           528,000
8.70%
   thereafter                 1,162,000      8.55%     1,180,000
8.53%
                        $19,846,0006.18%   $  22,864,000
6.29%


7.    Regulatory Matters

The following table reconciles the Bank's Stockholders' equity to its various regulatory capital positions:
                     (Dollars in thousands)

                            September 30, 1996         March 31,
1996
Bank's Stockholders' Equity$  15,216          $15,008
Unrealized loss on available for sale
    securities, net of tax        98              123
Reduction for goodwill and other
    intangibles                      (2,686)           (2,916)
Tangible capital                    12,628             12,215
Qualifying core deposits and
    intangible assets                        1,029          1,120
Core capital                                 13,657
13,335
Supplemental capital           1,684            1,757

Risk-based capital                 $         15,341         $
15,092


The following table compares the Bank's capital levels relative to the applicable regulatory requirements
 at September 30, 1996.     (Dollars in thousands)

              Amount  Percen         Actual         Exces
              Requir  t       Amount Percen  Exces  s
              ed      Requir         t       s      Perce
                      ed                            nt
Tangible      $               $              $      4.58%
capital       3,117   1.5%    12,628 6.08%   9,51
                                             1
Core capital                                        3.54%
              6,264   3.0%    13,657 6.54%   7,393
Risk-based                                          3.39%
capital       10,776  8.0%    15,341 11.39%  4,565

           Security Federal Corporation and Subsidiary
             Management's Discussion and Analysis of
          Results of Operations and Financial Condition

Changes in Financial Condition

Total assets of the Company decreased $3.9 million or 1.8% during the six months ended September 30, 1996, primarily due to an decrease of $1.9 million in total net loans receivable and a $651,516 decrease in investments and mortgage-backed securities. Cash and cash equivalents decreased $625,409 during the six month period. Real estate acquired through foreclosure decreased $363,705 due to sales of real estate and real estate acquired for development decreased $182,749 during the period also due to sales of real estate and a $100,000 increase to the valuation allowance on real estate acquired for development due to slower than expected lot sales in two real estate partnerships.
Deposits decreased $2.1 million during the six months ended September 30, 1996, while Federal Home Loan Bank advances decreased $3.0 million or 13.2%. Other liabilities grew $1.2 million mainly due to an increase in accrued interest payable. The Board of Directors declared the twenty-second and twenty-third consecutive quarterly dividend of $.05 per share in May and August 1996, which totaled $41,318. Unrealized net losses on securities available for sale decreased by $24,600 during the six months ended September 30, 1996. Net income for the six month period was $101,365. These items combined to increase the Company's stockholders' equity by $84,647 or 0.6% during the six months ended September 30, 1996. Book value per share stood at $37.56 at September 30, 1996 compared to $37.35 at March 31, 1996.

Liquidity and Capital Resources

In accordance with Office of Thrift Supervision regulations, the Bank is required to maintain a liquidity ratio at specified levels which are subject to change. Currently, a minimum of 5.0% of the combined total of deposits and certain borrowings must be maintained in the form of cash or eligible investments. During the six months ended September 30, 1996, the Bank maintained an average liquidity of 6.30% compared to 6.26% for the same period in 1995. The Bank's current liquidity level is in line with management's objectives and deemed adequate to meet requirements of normal operations, potential deposit outflows and loan demand while still allowing for optimal investment of funds and return on assets.
Loan repayments and maturities of investments are a significant source of funds to the Bank, whereas loan disbursements are a primary use of the Bank's funds. During the six months ended September 30, 1996, loan repayments and securitizations exceeded loan disbursements resulting in a $1.9 million or 1.2% decrease in total net loans receivable.

           Security Federal Corporation and Subsidiary
             Management's Discussion and Analysis of
          Results of Operations and Financial Condition

Liquidity and Capital Resources (Continued)

Deposits and other borrowings are also an important source of funds for the Bank. During the six month period ended September 30, 1996, deposits decreased $2.1 million while Federal Home Loan
Bank advances decreased $3.0 million.   At September 30, 1996,
Security Federal had $73.8 million of certificates of deposit coming due within one year. Based on previous experience, a major portion of these certificates will be redeposited.
Capital resources at September 30, 1996 are sufficient to meet outstanding mortgage loan commitments of $323,000 and unused
lines of credit of $22.4 million.   Management believes that the
Bank's short-term and long-term liquidity needs will continue to be supported by the Bank's deposit base and borrowing capacity.

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

RESULTS OF OPERATIONS

NET INCOME

Net income decreased $356,962 and $215,309 for the three and six months ended September 30, 1996, compared to the same period in 1995 due primarily to a one time charge taken in the September 1996 quarter of $725,000, pre-tax, as result of legislation enacting a special assessment to recapitalize the Federal Deposit Insurance Corporation's Savings Association Insurance Fund
(SAIF). The special assessment will reduce SAIF deposit insurance premiums significantly in future periods. Without the one time charge, net income would have risen by $92,538 or 51% and $234,191 or 74% for the three and six months ended September 30, 1996. These increases are attributable primarily to increases in net interest income.
Net Interest Income

Net interest income increased by $237,965 or 13.4% and $413,059 or 11.7% during the three and six months ended September 30, 1996, compared to the same periods in 1995 due primarily to slightly lower rates paid on deposit accounts and decreases in volume and rates on Federal Home Loan Bank advances, combined with increased yields on investments and net loans outstanding. The increase in yields in the investment portfolio is due to investments maturing that were purchased in 1993 which were yielding 4.5% to 5.5%. The loan portfolio has increased its mix of consumer and commercial loans that typically have a higher yield, and possess greater risk, than residential mortgage loans. Total interest income increased $74,623 or 1.9% and $238,841 or 3.1% during the three and six months ended September 30, 1996. Interest income on loans increased $24,700 or 0.7% and 141,498 or 2.1% during the three and six month period while interest income on investment, mortgage-backed, and other securities increased $49,923 and $97,343 during the three and six months ended September 30, 1996 compared to the same periods on 1995.
Total interest expense decreased $163,342 or 7.5% and $174,218 or 4.1% during the three and six month period ended September 30, 1996. Interest expense on deposit accounts decreased by $23,177 during the September 1996 quarter while interest expense on deposit accounts increased $55,485 during the six months ended September 30, 1996. Interest expense on Federal Home Loan Bank advances and other borrowed money decreased by $140,165 and $229,703 respectively in each period due to a decrease in advance balances and a decrease in interest rates paid on advances.

           Security Federal Corporation and Subsidiary
             Management's Discussion and Analysis of
          Results of Operations and Financial Condition

Provision for Loan Losses

Security Federal's provision for loan losses remained the same for both the three month and six month periods ended September 30, 1996 compared to 1995 periods at $75,000 and $150,000 respectively. During the six months ended September 30, 1996, the Bank had net charge-offs of $160,164 compared to $28,754 for the six months ended September 30, 1995. The increase in net charge-offs occurred due to a partial charge-off on a residential construction loan and the national trend of increases in bankruptcies affecting personal and small business loans. The Bank stops accruing interest on any loan that is 60 or more days delinquent. Non-accrual loans at September 30, 1996 were $2.5 million while they were $2.6 million at March 31, 1996. The allowance for loan losses as a percentage of total loans was 1.15% at September 30, 1996 and 1.14% at March 31, 1996. The
Aiken area's largest employer, the Savannah River Site, had a significant downsizing of its work force which has led to some uncertainties for the local economy and slower real estate sales. Future additions to the Bank's allowance for loan losses are dependent on the performance of the Bank's loan portfolio, the economy, changes in real estate values, and interest rates.
There can be no assurance that additions to the allowance will not be required in future periods. Management continues to monitor its loan portfolio for the impact of local economic changes.

Other Income

Total other income increased $8,992 or 3.2% and $32,666 or 5.3% in the six months ended September 30, 1996 compared to the same periods in 1995 primarily due to an increase in service fees on deposit accounts offset primarily by losses from real estate operations.
During the three and six months periods, the Bank's gain on sale of loans increased to $17,681 and $30,365. A loss on sales of real estate acquired in foreclosure (REO) of $38,171 was recorded for both the three and six months ended September 30, 1996, as a result of two sales of residential REO. Service fees on deposit accounts increased by $70,279 or 52.3% and $129,666 or 49.8% during the three and six months ended September 30, 1996 compared to the same periods last year. This increase is due to an increase in the number of commercial demand deposits and the introduction of a new consumer checking account package in August 1995. Loans servicing income increased $8,260 and $13,694 during the three and six months ended September 30,1996 compared to the same periods on year ago. Income from real estate operations decreased $99,110 and $124,630 during the three and six month periods respectively due to slower lot sales and $100,000 provision expense on the value of real estate acquired for development taken during the September 1996 quarter. Other income, which encompasses commissions on credit life insurance, safe deposit box rental income, and miscellaneous fees, increased by $50,053 and $21,742 in the three and six months ended September 30, 1996.

General and Administrative Expenses

General and administrative expenses increased $808,766 and $782,098 due mainly to the one time pre-tax charge of $725,000 for the FDIC SAIF special assessment. Otherwise , general and administrative expenses would have increased only $83,766 or 4.9% and $57,098 or 1.6% during the three and six month periods ended September 30, 1996 compared to the same periods last year.

           Security Federal Corporation and Subsidiary
             Management's Discussion and Analysis of
          Results of Operations and Financial Condition

General and Administrative Expenses (Continued)
Compensation and employee benefits decreased $41,193 or 4.9% and $111,676 or 6.4% during the respective periods due to employee attrition and a restructuring of officer positions in September 1995. Occupancy expense increased $12,922 or 14.3% and $13,732 or 7.4% during the three and six month periods ended September 30, 1996 due to the rent on a new branch opened in February 1996 in the Wal*Mart superstore in Aiken. Advertising expense increased $1,744 and $8,835 during the period. Depreciation and maintenance of equipment increased $748 during the September 1996 quarter compared to 1995, but decreases by $4,565 for the six month period. FDIC premiums, excluding the $725,000 SAIF special assessment, decreased $32,073 and $48,260 for the three and six months ended September 30, 1996 compared to the same periods in 1995. The premiums on SAIF deposits will decline from a current annual charge of 23 cents per $100 of SAIF deposits approximately
6.4  cents per $100 in subsequent periods.   The amortization of
intangibles arising from the October 1993 branch acquisitions were $116,310 in the three months ended September 30, 1995 and 1996 and $232,620 for both the six months ended September 30,
1995 and 1996.   Other expenses, which include legal expense,
data processing expense, and stationary and office supplies expense increased by $141,618 and $199,032 for the three and six months ended September 30, 1996 compared to 1995 periods.

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