Form 10KSB40
period 1997-03-31
SECURITY FEDERAL CORPORATION
filed 1997-06-27
CIK 818677

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                           ___________________________

                                    FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended March 31, 1997        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number:  0-16120

                           SECURITY FEDERAL CORPORATION
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Delaware                                                  57-08580504
-----------------------------------------------       ------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
 or organization)                                        Identification No.)

1705 Whiskey Road South, Aiken, South Carolina                  29803
-----------------------------------------------       ------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (803) 641-3000
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
   Indicate by check mark whether disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [x]

   The registrant's revenues for the fiscal year ended March 31, 1997 were $17,501,464

   As of June 13, 1997, there were issued and outstanding 417,122 shares of the registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of June 13, 1997, was $15.6 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

                           DOCUMENT INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended March 31, 1997. (Parts I and II)

2. Portions of Proxy Statement for the 1997 Annual Meeting of Stockholders. (Part III)

Transitional Small Business Disclosure Format (check one)    Yes     No  X
                                                                 ----   ----

PART I

Item 1.      Business

Security Federal Corporation
----------------------------

     Security Federal Corporation (the "Company") was incorporated under the laws of the State of Delaware in July 1987 by authorization of the Board of Directors of Security Federal Savings Bank of South Carolina ("Security Federal" or the "Bank") for the purpose of becoming a savings and loan holding company that acquired all of the outstanding stock of Security Federal issued upon the conversion of Security Federal from the mutual to the stock form (the "Conversion").

     As a Delaware corporation, the Company is authorized to engage in any activity permitted by Delaware General Corporation Law. The Company is a unitary savings and loan holding company. Through the unitary holding company structure, it is possible to expand the size and scope of the financial services offered beyond those currently offered by the Bank. The holding company structure also provides the Company with greater flexibility than the Bank would have to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of stock thrift institutions as well as other companies. There are no current arrangements, understandings or agreements regarding any such acquisition. Future activities of the Company, other than the continuing operations of Security Federal, will be funded through dividends from Security Federal and through borrowings from third parties. See "Regulation -- Savings and Loan Holding Company Regulation" and "Taxation." Activities of the Company may also be funded through sales of additional securities or income generated by other activities of the Company. At this time, there are no plans regarding such sales of additional securities or such activities.

     At March 31, 1997, the Company had assets of approximately $201.6 million, deposits of approximately $168.1 million and shareholders' equity of approximately $16.2 million.

    The executive office of the Company is located at 1705 Whiskey Road South, Aiken, South Carolina 29803, telephone (803) 641-3000.

Security Federal Bank
---------------------

     General. Security Federal, a federally chartered stock savings bank, is headquartered in Aiken, South Carolina. Security Federal, which has ten branch offices in Aiken and Bamberg counties, was originally chartered under the name Aiken Building and Loan Association on March 27, 1922. The association received its federal charter and changed its name to Security Federal Savings and Loan Association of Aiken on March 7, 1962, and later changed its name to Security Federal Savings Bank of South Carolina, on November 11, 1986. Effective April 8, 1996, the Bank changed its name to Security Federal Bank. The Bank converted from the mutual to the stock form of organization on October 30, 1987. Security Federal increased its branch network to nine in October 1993 with the completion of its acquisition of four former NationsBank of South Carolina, N.A. branches located in Aiken County. In February 1996, Security Federal opened a new branch office in the Aiken Walmart Superstore, which became the Bank's tenth location.

     The principal business of Security Federal is the acceptance of savings deposits from the general public and the origination of mortgage loans to enable borrowers to purchase or refinance one- to four-family residential real estate. The Bank also makes loans secured by multi-family residential and commercial real estate and consumer and commercial loans. In addition, the Bank originates construction loans on single family residences, multi-family dwellings and projects, commercial real estate, and loans for the acquisition, development and construction of residential subdivisions and commercial projects.

     Security Federal's income is derived primarily from interest and fees earned in connection with its lending activities, and its principal expenses are interest paid on savings deposits and borrowings and operating expenses.
                                 1

     Through two real estate partnerships, Currytowne and Willow Woods Associates, the Company is involved in real estate development.

     The Aiken area's largest employer, the Savannah River Nuclear Site, had significant downsizing of personnel which creates some uncertainty regarding the local economy. In addition, real estate sales have been slower than in past years. Management continues to monitor the Bank's allowance for loan losses for the impact of local economic changes. See "-- Loan Delinquencies and Defaults."

     Branch Acquisitions. On October 21, 1993, the Bank acquired certain assets and certain deposits and other liabilities of four branch offices of NationsBank of South Carolina, N.A. The branches are located in Langley, Graniteville, Clearwater, and Wagener, all in Aiken County, South Carolina.

     As consideration for the purchase price of the offices, the Company paid a premium of approximately $4.4 million or 7.17% of the deposit liabilities, and paid net book value including accrued interest for the loans, face value of the coin and currency, and a set amount for the buildings and equipment for the respective locations. The deposit premium, after adjusting for the costs associated with the transaction was allocated to core deposit intangible (CDI) ($1.9 million) and goodwill ($2.0 million).

     This transaction was an important strategic move for the Bank, providing access to a strong and loyal customer base, expanding the Bank's branch network in Aiken County which management believes will better enable the Bank to serve its customer base, and providing opportunity for future growth. Most of the cash provided by this transaction was used to purchase U.S. Treasury, U.S. Government agencies and other securities with varying maturities.

Selected Consolidated Financial Information
-------------------------------------------

     This information is incorporated by reference to page 3 of the 1997 Annual Report to Stockholders ("Annual Report").

Yields Earned and Rates Paid
----------------------------

     This information is incorporated by reference to page 12 of the Annual Report.

Rate/Volume Analysis
--------------------

     This information is incorporated by reference to page 11 of the Annual Report.

Lending Activities
------------------

     General. The primary source of revenue for the Bank is interest and fee income from lending activities. The principal lending activity of the Bank is making conventional first mortgage real estate loans to enable borrowers to purchase or refinance one- to four-family residential real property. The Bank also makes loans secured by multi-family residential and commercial real estate and consumer and commercial loans. The Bank continues to emphasize the origination of adjustable rate residential mortgage loans, subject to market conditions, for retention in its portfolio. In addition, the Bank originates construction loans on single family residences, multi-family dwellings and projects, commercial real estate, and loans for the acquisition, development and construction of residential subdivisions and commercial projects.

     Adjustable rate mortgage loans ("ARMs") have been offered on all types of properties since 1980 and, at March 31, 1997, constituted approximately 27.0% of the Bank's total outstanding loan portfolio.

     The loan-to-value ratio, maturity and other provisions of loans made by the Bank reflect its policy of making the maximum loan permissible consistent with applicable regulations, established lending policies and market conditions. The Bank requires title insurance (or acceptable legal opinions on smaller loans secured by real estate) and fire insurance, and flood insurance where applicable, on loans secured by improved real estate.

     Loan Portfolio Composition.  The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts in percentages, by type of loan and by type of security, and presents a reconciliation of total loans receivable before net items.

                                                              At March 31,
                    -----------------------------------------------------------------------------------
                         1997             1996             1995             1994            1993
                    ---------------  ---------------  ---------------  ---------------  ---------------
                    Amount  Percent  Amount  Percent  Amount  Percent  Amount  Percent  Amount  Percent
                    ------  -------  ------  -------  ------  -------  ------  -------  ------  -------
                                                        (Dollars in Thousands)
TYPE OF LOAN:
------------
Fixed Rate Loans
----------------
Real Estate:
 Residential(1)   $ 14,835    9.9%  $ 11,846   7.6%   $ 15,998  10.4%  $ 16,467  12.3%  $ 28,286  25.1%
 Commercial(2)       1,916    1.2      2,280   1.6       2,580   1.7      6,032   4.5      5,822   5.2
                   -------  -----    ------- -----     ------- -----    ------- -----    ------- -----
  Total real
   estate loans     16,751   11.1     14,126   9.2      18,578  12.1     22,499  16.8     34,108  30.3
Commercial business 20,970   14.0     15,804  10.2      11,986   7.8      7,258   5.4      1,641   1.5
Consumer(3)         24,180   16.1     22,635  14.6      20,450  13.3     18,347  13.7      9,506   8.4
                   -------  -----    ------- -----     ------- -----    ------- -----    ------- -----
  Total fixed
   rate loans       61,901   41.2     52,565  34.0      51,014  33.2     48,104  35.9     45,255  40.2
                   -------  -----    ------- -----     ------- -----    ------- -----    ------- -----
Adjustable rate loans
---------------------
Real Estate:
 Residential(1)     35,910   23.9     48,718  31.5      51,004  33.1     32,704  24.4     26,355  23.4
 Commercial(2)       4,612    3.1      8,350   5.4      10,428   6.8     15,425  11.5     14,087  12.5
                   -------  -----    ------- -----     ------- -----    ------- -----    ------- -----
 Total real
   estate loans     40,522   27.0     57,068  36.9      61,432  39.9     48,129  35.9     40,442  35.9
Commercial business 25,078   16.7     22,960  14.8      17,732  11.5     13,757  10.3     10,425   9.2
Consumer(3)         22,714   15.1     22,175  14.3      23,639  15.4     23,958  17.9     16,567  14.7
                   -------  -----    ------- -----     ------- -----    ------- -----    ------- -----
 Total adjustable
   rate loans       88,314   58.8    102,203  66.0     102,803  66.8     85,844  64.1     67,434  59.8
                   -------  -----    ------- -----     ------- -----    ------- -----    ------- -----

  Total loans      150,215  100.0%   154,768 100.0%    153,817 100.0%   133,948 100.0%   112,689 100.0%
                            =====            =====             =====            =====            =====
Less
Loans in process     1,375               474             2,419            6,628            4,356
Deferred fees
 and discounts         303               395               466              237              269
Allowance for
 loan losses         1,768             1,759             1,955            1,735            1,191
                  --------          --------          --------         --------         --------
 Total loans
  receivable      $146,769          $152,140          $148,977         $125,348         $106,873
                  ========          ========          ========         ========         ========

----------
(1)  Includes $1.6 million, $2.5 million, $2.5 million, $750,477 and $378,193 in multi-family dwellings for fiscal years ended March 31, 1997, 1996, 1995, 1994 and 1993, respectively.  Includes residential construction loans.
(2)  Includes acquisition, development and commercial construction loans.
(3)  Includes home improvement loans.

                                                              At March 31,
                    -----------------------------------------------------------------------------------
                         1997             1996             1995             1994            1993
                    ---------------  ---------------  ---------------  ---------------  ---------------
                    Amount  Percent  Amount  Percent  Amount  Percent  Amount  Percent  Amount  Percent
                    ------  -------  ------  -------  ------  -------  ------  -------  ------  -------
                                                        (Dollars in Thousands)
TYPE OF SECURITY:
----------------
Real Estate Loans:
 Residential(1)   $ 46,782   31.1%  $ 59,613   38.5%  $ 60,528  39.3%  $ 38,703  28.9%  $ 52,444  46.5%
 Commercial          6,528    4.4      9,977    6.5     11,203   7.3     15,310  11.4     13,052   11.7
 Construction        3,963    2.6      1,604    1.0      8,279   5.4     16,615  12.4      9,054    8.0
                   -------  -----    -------  -----    ------- -----    ------- -----    -------  -----
  Total real
   estate loans     57,273   38.1     71,194   46.0     80,010  52.0     70,628  52.7     74,550   66.2
                   -------  -----    -------  -----    ------- -----    ------- -----    -------  -----

Commercial business 46,048   30.7     38,764   25.1     29,718  19.3     21,015  15.7     12,066   10.7

Consumer loans:
 Deposit account     1,299    0.9      1,299    0.8      1,145   0.8      1,565   1.2        618    0.5
 Home equity        21,446   14.3     14,767    9.6     16,029  10.4     16,735  12.5     15,621   13.9
 Home improvement   13,299    8.8     18,154   11.7     16,283  10.6     13,796  10.3      4,658    4.1
 Other              10,850    7.2     10,590    6.8     10,632   6.9     10,209   7.6      5,176    4.6
                   -------  -----    -------  -----    ------- -----    ------- -----    -------  -----
  Total consumer
   loans            46,894   31.2     44,810   28.9     44,089  28.7     42,305  31.6     26,073   23.1
                   -------  -----    -------  -----    ------- -----    ------- -----    -------  -----
  Total loans      150,215  100.0%   154,768  100.0%   153,817 100.0%   133,948 100.0%   112,689  100.0%
                            =====             =====            =====            =====             =====
Less:
Loans in process     1,375               474             2,419            6,628            4,356
Deferred fees and
 discounts             303               395               466              237              269
Allowance for loan
 losses              1,768             1,759             1,955            1,735            1,191
                  --------          --------          --------         --------         --------
 Total loans
  receivable      $146,769          $152,140          $148,977         $125,348         $106,873
                  ========          ========          ========         ========         ========


------------
(1)   Includes $1.6 million, $2.5 million, $2.5 million, $750,477 and $378,193 in multi-family dwellings for fiscal years ended March 31, 1997, 1996, 1995, 1994 and 1993, respectively.

     The following schedule illustrates the interest rate sensitivity of Security Federal's loan portfolio at March 31, 1997. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period when the contract is due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                        At March 31, 1997
                      ------------------------------------------------------
                              Real Estate
                      -------------------------             Commercial
                       Residential(1) Commercial Consumer(2) Business  Total
                      --------------- ---------- ----------- --------  -----
                                      (Dollars in Thousands)

Six months or less(3)   $ 2,092       $  348      $ 5,495   $12,546  $20,481
Over six months to
  one year                1,159          386        7,066    10,179   18,790
Over one year to three
  years                   2,786          665       19,647    15,067   38,165
Three to five years       4,205        1,011        9,007     3,996   18,219
Over five to ten years    3,736        1,852        2,686     4,003   12,277
Over ten to twenty
  years                  18,828        2,204        2,896       257   24,185
More than twenty years   16,564           62           97        --   16,723
                        -------       ------      -------   ------- --------
   Total(4)             $49,370       $6,528      $46,894   $46,048 $148,840
                        =======       ======      =======   ======= ========
-----------
(1)   Includes multi-family dwellings.
(2)   Includes home improvement loans and equity line of credit loans.
(3) Includes demand loans, loans having no stated maturity and overdraft loans.
(4) Loan amounts are net of undisbursed funds for loans in process of $1.4 million.

     The total amount of loans due after March 31, 1998, which have predetermined or fixed interest rates is $33.8 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $76.1 million.

     Loan Originations, Purchases and Sales. The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                      Year Ended March 31,
                        ------------------------------------------------
                        1997       1996       1995       1994       1993
                        ----       ----       ----       ----       ----
                                        (In Thousands)
Originated(1):
Real estate:
Adjustable rate
  - residential      $ 8,046    $  3,684     $28,608    $ 9,485    $ 1,229
Adjustable rate
  - commercial            --          --         187      5,145      3,821
                     -------     -------     -------    -------    -------
 Total adjustable
   rate                8,046       3,684      28,795     14,630      5,050

Fixed rate
  - residential        5,636       5,332       4,729     49,966     55,188
Fixed rate
  - commercial            14          --          --         --      1,209
                     -------     -------     -------    -------    -------
 Total fixed rate      5,650       5,332       4,729     49,966     56,397

Non-real estate:
Consumer              18,574      16,994      18,362      6,205      6,199
Commercial business   20,576      27,465      25,529     10,626      7,290
  Total non-real
    estate            39,150      44,459      43,891     16,381     13,489
                     -------     -------     -------    -------    -------
      Total loans
        originated   $52,846     $53,475     $77,415    $81,427    $74,936
                     =======     =======     =======    =======    =======

                        (table continued on following page)

                                      Year Ended March 31,
                        ------------------------------------------------
                        1997       1996       1995       1994       1993
                        ----       ----       ----       ----       ----
                                        (In Thousands)

Purchased                 --          --          --         --         --

Loans acquired in
  acquisition(2):
Non-real estate:
Consumer             $    --     $    --     $    --    $13,507    $    --
Commercial business       --          --          --      2,717         --
                     -------     -------     -------    -------    -------
  Total loans
    acquired           $  --     $    --     $    --    $16,224    $    --
                     =======     =======     =======    =======    =======

Sold(1):
Fixed rate:
 Real estate
  - residential      $ 5,810     $ 5,496     $ 3,090    $47,651    $ 50,439
Adjustable rate:
 Real estate
  - residential           --          --       4,450         --          --
Principal
 repayments(3)        51,589      47,028      50,006     28,741      32,362
(Increase) decrease
 in other items, net    (818)      2,212       3,760     (2,784)     (1,300)

Net increase
 (decrease)          $(5,371)     $3,163     $23,629    $18,475     $(9,165)

-----------------
(1) Does not include loans in the amount of $6.4 million, $6.9 million, $8.4 million, $17.4 million and $12.4 million that were originated with prior commitments to be purchased by institutional investors and sold during the fiscal years ended March 31, 1997, 1996, 1995, 1994 and 1993, respectively.
(2) Loans acquired in the year ended March 31, 1994 were acquired in the acquisition of branch offices from NationsBank of South Carolina, N.A.
(3) Includes securizations of fixed rate residential loans in the amount of $2.8 million and $1.1 million for the fiscal years ended March 31, 1997 and 1996, respectively.

     In addition to interest earned on loans, the Bank receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for the creation of the loan.

     The Bank's loan origination fees generally range from 1% to 2% on conventional residential mortgages, commercial real estate loans and commercial business loans. The total fee income (including amounts amortized to income as yield adjustments) for the fiscal year ended March 31, 1997 was $281,576.

     Loan origination and commitment fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in mortgage markets, which in turn are governed by the demand for and availability of money.

     The following table shows deferred loan origination fees recognized as income by the Bank expressed as a percentage of the dollar amount of total mortgage loans originated (and retained in the Bank's portfolio) and purchased during the periods indicated and the dollar amount of deferred loan origination fees at the end of each respective period.

                                       At or for the Year Ended March 31,
                                    --------------------------------------
                                    1997             1996             1995
                                    ----             ----             ----
                                             (Dollars in Thousands)

Deferred loan origination
 fees/expense earned during
 the period(1)                   $119,818          $102,906         $126,815

Mortgage loan origination fees
 earned as a percentage of total
 loans originated during the
 period                               0.9%              1.1%             0.4%

Deferred loan origination fees/
 expense in loan portfolio at
 end of period                   $303,199          $394,768         $466,250

-----------
(1) Includes amounts amortized to interest income as yield adjustments. Does not include fees earned on loans sold.

     The Bank also receives other fees and charges related to existing loans, conversion fees, assumption fees, late charges, and other fees collected in connection with a change in borrower or other loan modifications.

     Security Federal currently sells substantially all conforming fixed-rate loans with terms of 15 years or greater in the secondary mortgage market. These loans are sold in order to provide a source of funds and as one of the strategies available to close the gap between the maturities of its interest-earning assets and interest-bearing liabilities. Currently, most fixed-rate, long-term mortgage loans are being originated based on Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") underwriting standards.

     Secondary market sales have been made primarily to the FHLMC or FNMA and, to a lesser extent, other savings and loan associations, banks, and other investors. The FHLMC and FNMA are quasi-governmental agencies that purchase residential mortgage loans from federally insured financial institutions and certain other lenders. All loans sold were sold without recourse to Security Federal. Security Federal ordinarily retains the servicing of the loans (i.e., collection of principal and interest payments sold to the FHLMC or FNMA), for which it generally recognizes a fee of 1/4 to 1/2 of one percent per annum of the unpaid principal balance of each loan. At March 31, 1997, Security Federal serviced approximately $138.8 million in mortgage loans, including approximately $88.3 million which the Bank serviced for others. Loans sold to other investors are generally sold with servicing released.

     Most of the Bank's fixed-rate mortgage loans are underwritten according to standards that would allow them to be sold into the secondary market. The Bank currently sells in the secondary market substantially all of its fixed-rate loans with terms to maturity of 15 years or greater. For the fiscal year ended March 31, 1997, $6.4 million in loans were originated with prior commitments to purchase such loans by other institutional investors at a fixed price. These loans were carried in the Bank's "loans held for sale" portfolio. In addition, during fiscal 1997, $5.6 million in loans were originated and sold to FHLMC and FNMA. At March 31, 1997, fixed-rate, residential mortgage loans totalled $14.8 million, or 9.9% of the Bank's loan portfolio. The Bank's fixed-rate single-family residential loans normally have remained outstanding for significantly shorter periods because the borrowers have prepaid the loans in full upon sale of the security property, due to the due-on-sale clauses generally contained in the Bank's first mortgages, or upon the refinancing of the original loan.

     At March 31, 1997, the Bank held $211,212 of loans for sale. All of such loans were originated for other financial institutions based upon prior commitments to purchase the loans at a set price. As a result, these loans present no market risk to Security Federal. These loans are normally delivered and paid for within 30 days after the date of closing.
                                 7

     Loan Solicitation and Processing. The Bank actively solicits mortgage loan applications from existing customers, real estate agents, builders, real estate developers and others. The Bank also receives mortgage loan applications as a result of customer referrals and from walk-in customers.

     Detailed loan applications are obtained to determine the borrower's creditworthiness and ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. After analysis of the loan application and property or collateral involved, including an appraisal of the property (residential appraisals are obtained through independent fee appraisers), the lending decision is made in accordance with the underwriting guidelines of the Bank. These guidelines are generally consistent with FHLMC and FNMA guidelines for residential real estate loans. With respect to commercial real estate loans, the Bank also reviews the capital adequacy of the business, the income potential of the property, the ability of the borrower to repay the loan and honor its other obligations, and general economic and industry conditions.

     Upon receipt of a loan application and all required related information from a prospective borrower, the loan application is submitted for approval or rejection. The residential mortgage loan underwriter approves loans which meet FHLMC and FNMA underwriting requirements, not to exceed $214,600 per loan, and the government loan direct endorser approves FHA loans not to exceed $156,700 and VA loans not to exceed $203,000. However, the Bank does submit some FHA and VA loans to the Department of Housing and Urban Development for approval. The Chairman, Chief Executive Officer, Senior Mortgage Officer or Senior Consumer/Commercial Loan Officer approve loans of $200,000 or less, except as set forth above. Loans in excess of $200,000 require approval of one of the above and the Chairman of the Board and any loan in an amount in excess of $300,000 must be approved by the Bank's Executive Committee, which operates as the Bank's Loan Committee. The loan approval limits shown are the aggregate of all loans to any one borrower or entity.

     It is the general policy of Security Federal to issue loan commitments to qualified borrowers for a specified time period. These commitments are generally for a period of 45 days or less. With management approval, commitments may be extended for a longer period. The total outstanding amount of mortgage loan commitments issued by Security Federal as of March 31, 1997, was approximately $262,000 (excluding undisbursed portions of construction loans in process). Security Federal also had outstanding commitments available on retail lines of credit (including home equity and other consumer loans) totalling $20.7 million as of March 31, 1997. See Note 13 of Notes to Consolidated Financial Statements.

     Permanent Residential Mortgage Lending. Residential real estate mortgage loans constituted approximately 33.7% of the Bank's total outstanding loan portfolio at March 31, 1997.

     Security Federal offers a variety of ARMs which offer adjustable rates of interest, payments, loan balances or terms to maturity which vary according to specified indices. The Bank's ARMs generally have a loan term of 15 to 30 years with rate adjustments every one to three years during the term of the loan. Most of the Bank's ARMs contain a 100 or 200 basis point limit as to the maximum amount of change in the interest rate at any adjustment period and a 500 or 600 basis point limit over the life of the loan. The Bank generally originates ARMs to hold in its portfolio. Such loans are generally made consistent with FHLMC and FNMA guidelines. At March 31, 1997, residential ARMs totalled $35.9 million, or 23.9% of the Bank's loan portfolio. For the year ended March 31, 1997, the Bank originated $13.7 million in residential real estate loans, 58.8% of which had adjustable rates of interest.

     There are unquantifiable risks resulting from possible increased costs to the borrower as a result of periodic repricing. Despite the benefits of ARMs to the Bank's asset/liability management program, such loans also pose potential additional risks, primarily because as interest rates rise, the underlying payment by the borrower rises, increasing the potential for default. At the same time, marketability of the underlying property may be adversely affected by higher interest rates.

     When making a one- to four-family residential mortgage loan, the Bank evaluates both the borrower's creditworthiness and his or her general ability to make principal and interest payments and the value of the property that will secure the loan. The Bank generally makes loans on one- to four-family residential properties in amounts of 95% or less of the appraised value thereof. Where loans are made in amounts which exceed 80% of the appraised value of the underlying real estate, the Bank's general policy is to require private mortgage insurance on a portion of the loan. In general, the Bank restricts its residential lending to South Carolina and the nearby Augusta, Georgia market.

     The Bank also provides construction financing for single family dwellings both to owner-occupants and to builders for resale. Construction loans are generally made for periods of six months to one year. Typically, interest rates on interim construction loans are made on a fixed-rate basis. At March 31, 1997, residential construction loans on one- to four-family dwellings totalled $4.0 million, or 2.6% of the Bank's loan portfolio. In addition to the factors mentioned above concerning the creditworthiness of the borrower, on loans of this type the Bank seeks to evaluate the financial condition and prior performance of the builder.

     Commercial Real Estate Loans.   The commercial real estate and other
non-residential loans ("commercial real estate loans") originated by the Bank are primarily secured by business properties, churches, income property developments, and undeveloped land. At March 31, 1997, the Bank had approximately $6.5 million, or 4.4% of the Bank's total loan portfolio, in commercial real estate loans.

     Commercial real estate lending entails significant additional credit risk when compared to residential lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience of such loans is typically dependent upon the successful operation of the business or real estate project. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and for condominiums and apartments and, as such, may be subject, to a greater extent than residential loans, to adverse conditions in the local economy.

     At March 31, 1997, approximately $2.1 million, or 32.9% of the Bank's commercial real estate loans, were secured by real estate located out of the State of South Carolina. The real estate securing these loans is primarily located in Georgia and North Carolina.

     Properties securing commercial loans originated by the Bank are appraised at the time of the loan by appraisers designated by the Bank. Although the Bank is permitted to invest in loans up to 100% of the appraised value of a property on commercial real estate loans, the Bank currently seeks to invest in loans in amounts of 80% or less of the appraised value of the underlying collateral. In underwriting these loans, it is the policy of the Bank to consider, among other things, the terms of the loan, the creditworthiness and experience of the borrower, the location and quality of the collateral, competition in the market, the debt service coverage ratio and the past performance of the project or business.

      At March 31, 1997, the Bank did not have any commercial real estate loans with principal balances in excess of $1.0 million. Federal law restricts the Bank's permissible lending limits to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus. The Bank has not typically made loans to one borrower equal to the amount federal law allows or approximately $2.4 million at March 31, 1997.

     Permanent commercial real estate loans are generally offered with payments based on a 15- to 30-year amortization schedule but with adjustments in the interest rate every one to three years. Such interest rate adjustments are generally based on the rate for one year U.S. Treasury Securities, or the prime rate of interest, plus a margin and may not exceed 200 basis points at any adjustment period or 17% over the life of the loan.

     The Bank has from time to time made commercial real estate loans to affiliates. These loans are made in the ordinary course of business on substantially the same terms, rates and collateral as those of comparable transactions prevailing at the time, and do not involve more than the normal risk of collectibility or present other unfavorable features. In addition, all loans made by the Bank to its affiliates comply with Office of Thrift Supervision ("OTS") regulations restricting loans and other transactions with affiliated persons of the Bank.

     Commercial Business Loans. The Bank originates commercial business loans for the purpose of financing inventory, furniture, fixtures and equipment. In addition, secured and unsecured credit lines are made available. Commercial business loans are normally short-term with a maturity from three to sixty months. Commercial business loans are made on both a fixed and adjustable rate basis. Adjustable rate loans adjust monthly or annually based on movements of the prime rate of interest as quoted in The Wall Street Journal.

     The underwriting standards employed by the Bank for commercial business loans include a determination of the borrower's current financial condition, ability to pay, past earnings and payment history. In addition, the current financial condition and payment history of all principals are reviewed. Normally, the Bank requires the principal or owners of a business to guarantee all loans made to their business by the Bank. Although the creditworthiness of the business and its principals is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

     At March 31, 1997, commercial business loans totalled $46.0 million, or 30.7% of the Bank's loan portfolio. Although commercial business loans, like consumer loans, involve a higher level of risk than one-to four-family residential mortgage loans, they generally carry higher yields and have shorter terms to maturity than such residential mortgage loans.

     Consumer Loans. The Bank originates consumer loans for any personal, family or household purpose, including but not limited to the financing of home improvements, automobiles, boats, mobile homes, recreational vehicles and education. In addition, the Bank has expanded its home equity lending program. Home equity loans are secured by mortgage lines on the borrower's principal or second residence. At March 31, 1997, the Bank had $15.0 million of home equity lines of credit outstanding and $19.2 million of additional commitments of such lines of credit. The Bank also makes secured and unsecured lines of credit available. Although consumer loans involve a higher level of risk than one- to four-family residential mortgage loans, they generally carry higher yields and have shorter terms to maturity than such loans. The Bank has increased its origination of consumer loans during the past several years and at March 31, 1997, the Bank had total consumer loans of $46.9 million, or 31.2% of the Bank's loan portfolio.

     The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income is determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Although credit-worthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

     The Bank has a separate consumer/commercial loan department to develop products and to expand its existing consumer and commercial business loan products. A full-time manager supervises this department, and presently has authority to approve consumer and commercial business loans up to $200,000, of which no more than $100,000 may be unsecured. The President has authority to approve consumer and commercial business loans up to $200,000 and the Chairman may approve loans up to $200,000. The Chairman and President or Consumer/ Commercial loan manager can approve loans up to $300,000 and consumer and commercial business loans in excess of this amount must be approved by the Bank's Executive Committee, which operates as the Bank's Loan Committee.

     The Bank also has a credit card program. As of March 31, 1997, 927 Visa credit cards had been issued by the Bank with total approved credit lines of $1.5 million, of which $573,855 was outstanding.

Loan Delinquencies and Defaults
-------------------------------

         General. The Bank's collection procedures provide that when a real estate loan is approximately 20 days past due, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and establish a program to bring the loan current. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates foreclosures proceedings after the customer has been notified by certified mail. At March 31, 1997, the Bank had property acquired as the result of foreclosures, in-substance foreclosure or by deed in lieu of foreclosure and classified as "real estate owned" valued at $52,009.

         Delinquent Loans. The following table sets forth information concerning delinquent mortgage and other loans at March 31, 1997. The amounts presented represent the total remaining principal balances of the related loans (before specific reserves for losses), rather than the actual payment amounts which are overdue.

                         Real Estate                Non-Real Estate
               ------------------------------  ------------------------------
                                                                  Commercial
                 Residential     Commercial      Consumer         Business
               --------------  --------------  --------------  --------------
               Number  Amount  Number  Amount  Number  Amount  Number  Amount
               ------  ------  ------  ------  ------  ------  ------  ------
                                  (Dollars in Thousands)

Loans delin-
  quent for:
30 - 59 days     --   $  --      --    $  --      77   $  633      16  $  742
60 - 89 days     --      --      --       --      19      284       7     136
90 days and
  over            2     161      --       --      28      451      10     336
                ---   -----     ---    -----     ---   ------     ---  ------
Total delin-
  quent loans     2   $ 161      --    $  --     124   $1,541      33  $1,214
                ===   =====     ===    =====     ===   ======     ===  ======

     Classified Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulation requires savings associations to classify their own assets and to establish prudent general allowances for loan losses for assets classified "substandard" or "doubtful". For the portion of assets classified as "loss", an institution is required to either establish specific allowances of 100% of the amount classified or charge off such amount. In addition, the OTS may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of an association. Assets which do not currently expose the savings association to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are designated "special mention" by management.

     At March 31, 1997, approximately $615,220, $1,926,311 (including $1.9 million of loans and $52,009 in real estate acquired through foreclosure) and $21,399 of the Bank's assets were classified "special mention," "substandard" and "doubtful," respectively. On such date, the Bank had $22,171 of loans classified as "loss." As of March 31, 1997, there were loans totalling $829,437 which were troubled debt restructuring within the meaning of FASB No.
15 of which $88,733 was classified substandard.   The Bank's classification of
assets is consistent with OTS regulatory classifications.

     For additional information regarding the treatment of impaired loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Accounting and Reporting Changes."

     Non-performing Assets. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. In addition, all loans are placed on non-accrual status when the loan becomes 60 days or more contractually delinquent. All consumer loans more than 90 days delinquent are charged against the consumer loan allowance for loan losses unless there is adequate collateral which is in the process of being repossessed or foreclosed on. Except for loans restructured during fiscal 1995 contained in the table below, the Bank has had no troubled debt restructuring which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Other loans of concern are those loans (not delinquent more than 60 days) that management has determined need to be closely monitored as the potential exists for increased risk on these loans in the future. Nonperforming loans are reviewed monthly on a loan by loan basis. Specific reserves associated with these loans will vary based on estimates of recovery for each loan.

     The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio.

                                            March 31,
                            ----------------------------------------
                            1997     1996     1995     1994     1993
                            ----     ----     ----     ----     ----
                                      (Dollars in Thousands)

Non-Accruing Loans
 Delinquent 60 to
 90 Days:
   Residential           $    56    $  452   $  148    $   --   $   --
   Commercial real
     estate                   --        --      172        --       --
   Consumer                  289       226       47       121      101
   Commercial business       142       490        9       438       --
                         -------    ------   ------    ------   ------
     Total               $   487    $1,168   $  376    $  559   $  101
                         =======    ======   ======    ======   ======
     Total as a percen-
      tage of total
      assets                .24%      .54%     0.18%     0.28%    0.07%

Non-Accruing Loans
 Delinquent More than
 90 Days:
   Residential           $  105    $  453    $  264    $  573   $  398
   Commercial real
     estate                  --       542        --       298       --
   Consumer                 446       154       122       120       86
   Commercial business      330       255        50        --       --
                         -------    ------   ------    ------   ------
     Total               $  881    $1,404    $  436    $  991   $  484
                         =======    ======   ======    ======   ======
   Total as a percentage
    of total assets         .44%      .65%      .21%      .50%     .25%

Troubled debt
  restructuring          $  829(2) $  487(1) $  780    $   --   $   --
Real estate owned        $   52    $  719    $1,521    $1,684   $  721
Allowance for loan
  losses                 $1,768    $1,759    $1,955    $1,735   $1,191
________________
(1)   Included in non-accruing loan totals.
(2) $89,000 of troubled debt restructuring is included in non-accruing loans.

     For the fiscal year ended March 31, 1997, the interest income which would have been recognized with respect to non-accruing loans, had such loans been current in accordance with their original terms and with respect to troubled debt restructurings, had such loans been current in accordance with their original terms, totalled $75,029.

     At March 31, 1997, non-accrual loans totalled $1,368,072 compared to $2,572,000 at March 31, 1996. During the past five years, the Bank has classified all loans as non-accrual when they were 60 days or more delinquent. Included in non-accruing loans at March 31, 1997 were two one- to four-family real estate mortgage loans totalling $161,000 and 17 commercial loans totalling and 47 consumer loans totalling $735,000. Of the $735,000 in consumer loans on non-accrual status at fiscal year end, no loan exceeded $150,000 at fiscal year end. Both of these loans are well secured and no loss is anticipated at this time. Of the $472,000 in non-accruing commercial business loans at March 31, 1997, no loan exceeded $90,000.

     The Bank had three loans totaling $829,000 at fiscal year end which were troubled debt restructurings compared to $487,000 at March 31, 1996, which were also on non-accrual status. Of the three troubled debt restructurings at March 31, 1997, only one loan of $89,000 was on non-accrual status. This loan is secured by a principal residence. The other two loans consisted of a $140,000 loan secured by a principal residence and a

$600,000 commercial business loan secured by commercial real estate. All three loans are considered well secured and no loss is anticipated at this time. All troubled debt restructurings are also considered impaired. At March 31, 1997, the Bank held $1,241,000 in impaired loans compared to $1,786,000 at March 31, 1996.

     At March 31, 1997, real estate acquired through foreclosure had an outstanding book value of $52,009 and consisted of two properties.

     Provision for Losses on Loans and Real Estate Owned. Security Federal recognizes that credit losses will be experienced during the course of making loans and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the underlying security for the loan.

     The Bank seeks to establish and maintain sufficient reserves for estimated losses on specifically identified loans and real estate where such losses can be estimated. Additionally, general reserves for estimated possible losses are established on specified portions of the Bank's portfolio such as consumer loans and higher risk residential construction mortgage loans based on management's estimate of the potential loss for loans which normally can be classified as higher risk. Specific and general reserves are based on, among other criteria (1) the risk characteristics on the loan portfolio, (2) current economic conditions on a local as well as a statewide basis, (3) actual losses experienced historically, and (4) the level of reserves for possible losses in the future. Additionally, a reserve is maintained for uncollected interest on loans over 60 days past due.

     At March 31, 1997, total reserves relating to loans were $1.8 million.
In determining the adequacy of the reserve for loan losses, management reviews past experience of loan charge-offs, the level of past due and non-accrual loans, the size and mix of the portfolio, general economic conditions in the market area, and individual loans to identify potential credit problems. Commercial business and consumer loans have increased to $92.9 million or 61.9% of the Bank's total loan portfolio, at March 31, 1997, and it is anticipated there will be a continued emphasis on this type of credit. Although commercial business and consumer loans carry a higher level of credit risk than conventional residential mortgage loans, the level of reserves reflects management's continuing evaluation of this risk based on upon the Bank's past loss experience. At fiscal year end, the Bank's ratio of loans delinquent more than 60 days to total assets was .68%. These delinquent loans are considered to be well secured and are in the process of collection. Management believes that reserves for loan losses are at a level adequate to provide for inherent loan losses. Although management believes that it has considered all relevant factors in its estimation of future losses, future adjustments to reserves may be necessary if conditions change substantially from the assumptions used in making the original estimations. Regulators will from time to time evaluate the allowance for loan losses which are subject to adjustments based upon the information available to the regulators at the time of their examinations.

     At March 31, 1997, the Bank had no allowance for losses on real estate owned.

     The following table sets forth an analysis of the Bank's allowance for loan losses.
                                               March 31,
                                ----------------------------------------
                                1997     1996     1995     1994     1993
                                ----     ----     ----     ----     ----
                                          (Dollars in Thousands)

Balance at beginning of year   $1,759   $1,955   $1,735   $1,191  $  819

Provision charged to
  operations                      300      230      300      335     463
Allowance on acquired loans        --       --       --      324      --

Charge-offs:
 Residential real estate           64        5       --       25      10
 Commercial real estate            --       --        3       61      --
 Commercial business               59      330       --       --      --
 Consumer                         198      137      102       39     121
                               ------   ------   ------   ------  ------
   Total charge-offs              321      472      105      125     131
                               ------   ------   ------   ------  ------
Recoveries:
 Residential real estate           --       --       --       --      --
 Consumer                          30       46       25       10      40
                               ------   ------   ------   ------  ------
   Total recoveries                30       46       25       10      40
                               ------   ------   ------   ------  ------
Balance at end of year         $1,768   $1,759   $1,955   $1,735  $1,191
                               ======   ======   ======   ======  ======
Ratio of net charge-offs during
 the year to average loans
 outstanding during the year     0.19%    0.28%    0.06%    0.10%   0.08%
                                 ====     ====     ====     ====    ====

     The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:


                                                     At March 31,
                     ------------------------------------------------------------------------------
                         1997            1996             1995            1994            1993
                     --------------  --------------  ---------------  --------------  --------------
                            Percent         Percent          Percent         Percent         Percent
                            of Loans        of Loans         of Loans        of Loans        of Loans
                            in Each         in Each          in Each         in Each         in Each
                            Category        Category         Category        Category        Category
                            to Total        to Total         to Total        to Total        to Total
                     Amount Loans    Amount Loans     Amount Loans    Amount Loans    Amount Loans
                     ------ -------  ------ --------  ------ -------  ------ -------  ------ -------
                                                  (Dollars in Thousands)

1Residential         $   81     33.7% $  460    39.1%  $  460    43.4% $  312    36.8% $  395    48.5%
Commercial real
  estate                42      4.4     131     6.9       96     8.5     128    16.0     146    17.7
Consumer               734     31.2     568    28.9      800    28.7     792    31.5     442    23.1
Commercial business    911     30.7     600    25.1      599    19.4     503    15.7     208    10.7
                    ------    -----  ------   -----   ------   -----  ------   -----  ------   -----
   Total            $1,768    100.0% $1,759   100.0%  $1,955   100.0% $1,735   100.0% $1,191   100.0%
                    ======    =====  ======   =====   ======   =====  ======   =====  ======   =====

Service Corporation
-------------------

     As a federally chartered savings bank, Security Federal is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. At March 31, 1997, Security Federal's net investment in its service corporations (including loans to service corporations) totaled $741,149. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings bank may engage in directly.

     Security Financial Services Corporation. SFSC was incorporated in 1975 as a wholly owned subsidiary of the Bank. Its primary activity is investment brokerage services.

     Real Estate Partnership. The Company also develops real estate through two real estate partnerships which it purchased from SFSC at market value in December 1995. Each project is designed primarily to develop and sell residential lots in and around the Bank's primary lending area. Total investment of the Company in both projects at March 31, 1997, was approximately $350,336. The Company has no plans for additional real estate ventures.

     During fiscal 1988, SFSC completed construction on the first phase of Currytowne, a joint venture development of single-family residential lots located in Edgefield County, South Carolina near North Augusta. This phase contains 84 lots. By fiscal 1997 year end, all lots had been sold. The partnership's only investment at March 31, 1997, is a $60,000 mortgage loan secured by lots.

     During fiscal 1990, SFSC entered into a joint venture agreement, known as Willow Woods, to develop 97.2 acres of land in Aiken County into approximately 150 single family residential lots. SFSC is a 50% partner in the joint venture. The first phase of this development containing 51 lots was completed in May of 1991, and as of March 31, 1997, 49 lots have been sold.
Construction on the second phase of Willow Woods was completed in May 1994 and contains 40 single family residential lots, of which 20 had been sold as of March 31, 1997.

Investment Activities
---------------------

     Investment securities. Federal thrift institutions have authority to invest in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies, certificates of deposit at insured institutions, bankers' acceptances and federal funds.

     Federal thrift institutions may also invest a portion of their assets in certain commercial paper and corporate debt securities. Federal thrift institutions are also authorized to invest in mutual funds whose assets conform to the investments that a federal thrift institution is authorized to make directly. There are various restrictions on the foregoing investments. For example, the commercial paper must be appropriately rated by at least two nationally recognized investment rating services and the corporate debt securities must be appropriately rated by at least one such service. In addition, the average maturity of an institution's portfolio of corporate debt securities may not, at any one time, exceed six years, and the commercial paper must mature within nine months of issuance. Moreover, an institution's total investment in the commercial paper and corporate debt securities of any one issuer may not exceed 1% of the institution's assets except that an institution may invest 5% of its assets in the shares of any appropriate mutual fund. See "Regulation -- Federal Regulation of Savings Associations."

     As a member of the Federal Home Loan Bank ("FHLB") System, Security Federal must maintain minimum levels of investments that are liquid assets as defined in Federal regulations. See "Regulation -- Federal Regulation of Savings Associations -- Federal Home Loan Bank System." Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.

     Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of March 31, 1997, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was approximately 16%.

     The following table sets forth the composition of the Company's portfolio of securities and other investments, not including mortgage-backed securities.

                                               At March 31,
                                 -----------------------------------------
                                     1997          1996            1995
                                 ----------     ----------      ----------
                                 Book Value     Book Value      Book Value
                                 ----------     ----------      ----------
                                           (Dollars in Thousands)

Interest-bearing deposits
  with banks                    $       --      $     --        $      --
Other interest earning assets        2,713          2,858           1,014
                                ----------      ---------       ---------
    Total                       $    2,713      $   2,858       $   1,014
                                ==========      =========       =========
Securities:
Available for sale:
 U.S. Treasury and agency
  obligations                   $   23,717      $  30,972       $   3,931
 Federal Farm Credit Bank
  securities                           499             --              --
                                ----------      ---------       ---------
  Total securities available
    for sale                        24,216         30,972           3,931
                                ----------      ---------       ---------

Held to Maturity:
 U.S. Government and agency
  obligations                        6,478          5,492          34,367
 FNMA securities                       500          1,006           2,018
 Federal Farm Credit Bank
  securities                            --             --             500
 FHLMC bonds                         1,000          1,000              --
                                ----------      ---------       ---------
  Total securities held to
    maturity                         7,978          7,498          36,885
                                ----------      ---------       ---------

Total securities.                   32,194         38,471          40,816
FHLB stock                             786          1,233           1,415
                                ----------      ---------       ---------

Total securities and FHLB
 stock (1)                         $32,980        $39,704         $42,231
                                ==========      =========       =========
-------------
(1)   Does not include mortgage-backed securities.

     At March 31, 1997, the Company did not have any investment securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total book value in excess of 10% of stockholders' equity.

                                       17
PAGE

     The following table sets forth the maturities or repricing of investment securities and FHLB stock at
March 31, 1997, and the weighted average yields of such securities and FHLB stock (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).  Callable securities are shown at their likely call dates based on current interest rates.


                                                      Maturing or Repricing
                             ---------------------------------------------------------------------
                                                                  After One But     After Five But
                             Within One Year  Within Five Years  Within Ten Years  After Ten Years
                             ---------------  -----------------  ----------------  ---------------
                             Amount  Yield    Amount   Yield     Amount   Yield    Amount   Yield
                             ------  -----    ------   -----     ------   -----    ------   -----
                                                         (In Thousands)
U.S. Government and
 other agency obligations   $19,844   5.75%  $12,350   5.76%     $  --      --%    $  --      --%
FHLB stock                       --     --       786   7.25         --      --        --      --
                            -------   ----   -------   ----      -----     ---     -----     ---
  Total                     $19,844   5.75%  $13,136   5.85%     $  --      --%    $  --      --%
                            =======   ====   =======   ====      =====     ===     =====     ===

     For information regarding the market value of the Bank's securities portfolios, see Notes 2 and 3 of Notes to Consolidated Financial Statements.

     The Bank has sold securities under an agreement to repurchase when it is cost effective to acquire funds from this source. The Bank did not engage in such transactions during fiscal 1997. See "-- Borrowings."

     Mortgage-backed securities. Security Federal has a portfolio of mortgage-backed securities which it holds for investment. Such mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Under the Bank's risk-based capital requirement, mortgage-backed securities have a risk weight of 20% (or 0% in the case of Government National Mortgage Association securities) in contrast to the 50% risk weight carried by residential loans. See "Regulation."

     The Bank had $4.8 million, $2.5 million and $1.7 million of mortgage-backed securities issued by the FHLMC at March 31, 1997, 1996 and 1995, respectively. The Bank held no other mortgage-backed securities at such dates.

     The following table sets forth the composition of the mortgage-backed securities portfolio at the dates indicated. There were no mortgage-backed securities classified as available for sale at the dates indicated.

                                                 At March 31,
                                ---------------------------------------------
                                   1997             1996              1995
                                Book Value       Book Value        Book Value
                                ----------       ----------        ----------
                                            (Dollars in Thousands)
Held to Maturity:
 FHLMC                           $4,777             $2,542           $1,711
                                 ======             ======           ======

     At March 31, 1997, the Company did not have any mortgage-backed securities (exclusive of obligations of agencies of the U.S. Government) issued by any one entity with a total book value in excess of 10% of stockholders equity.

     For information regarding the market values of Security Federal's mortgage-backed securities portfolio, see Note 3 of the Notes to Consolidated Financial Statements.

                                        18
PAGE

     The following table sets for the maturities and the weighted average yields of the mortgage-backed securities at March 31, 1997.  Not considered in the preparation of the table below is the effect of prepayments.


                                               Due in
                   ------------------------------------------------------------  March 31, 1997
                     Less than 1       1 to 5         5 to 10        Over 10        Balance
                         Year           Years          Years          Years        Outstanding
                   ---------------  -------------  -------------  -------------  --------------
                   Amount    Yield  Amount  Yield  Amount  Yield  Amount  Yield  Amount   Yield
                   ------    -----  ------  -----  ------  -----  ------  -----  ------   -----
                                          (Dollars in Thousands)

FHLMC              $173      7.57%  $1,052  7.12%   $695   7.32%  $2,857  7.08%  $4,777   7.13%

Sources of Funds
----------------

     Deposit accounts have traditionally been a principal source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank derives funds from loan repayments, cash flows generated from operations (including interest credited to deposit accounts), FHLB of Atlanta advances, the sale of securities under agreements to repurchase, and loan sales. Scheduled loan payments are a relatively stable source of funds while deposit inflows and outflows and the related cost of such funds have varied widely. FHLB of Atlanta advances and the sale of securities under agreements to repurchase may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis in support of expanded lending activities. The availability of funds from loan sales is influenced by general interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Annual Report.

     Occasionally, Security Federal sells its 15 and 30-year fixed rate loans in the secondary market. The decline in the amount of fixed rate loans sold during fiscal 1997 was the result of a increase in interest rates and an increase in demand for adjustable rate mortgage loans.

     In addition, the Bank originates loans for other financial institutions with their prior commitment to purchase the loan at a set price. The amount of these loans originated and sold depends primarily on loan demand. During fiscal 1997, the Bank originated $6.4 million of such loans for other financial institutions. See "-- Loan Originations, Purchases and Sales."

     Deposits. The Bank attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. In recent years, market conditions have required the Bank to rely increasingly on short-term accounts and other deposit alternatives that are more responsive to market interest rates than the passbook accounts and regulated fixed interest rate, fixed-term certificates that were the Bank's primary source of deposits before 1978. The Bank offers regular passbook accounts, checking accounts, various money market accounts, fixed interest rate certificates with varying maturities, negotiated rate $100,000 or above jumbo certificates of deposit ("Jumbo Cds") and individual retirement accounts.

     At March 31, 1997, the Bank had no brokered deposits. In addition, the Bank believes that, based on its experience over the past several years, its passbook and transaction accounts are stable sources of deposits.

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs for the periods indicated.

                                             At March 31,
                         ----------------------------------------------------
                              1997             1996             1995
                         ----------------  ----------------  ----------------
                                 Percent           Percent           Percent
                         Amount  of Total  Amount  of Total  Amount  of Total
                         ------  --------  ------  --------  ------  --------
                                         (Dollars in Thousands)
Interest Rate Range:
-------------------
Passbook accounts
 2.00 % - 3.00%         $13,451    8.0%   $13,615    7.9%    $14,492    8.7%
NOW and other transaction
 accounts 0% - 2.00%     43,602    26.0    42,252   24.5      41,212    24.8
Money market funds
 2.50% - 3.50%           11,641     6.9    13,770    8.0      16,776    10.1
                       --------   -----  --------  -----    --------   -----
   Total non-
    certificates         68,694    40.9%   69,637   40.4%     72,480    43.6%
                       --------   -----  --------  -----    --------   -----
Certificates:
------------
0.00-5.99%               92,597    5.51%   73,946   42.9%     70,537    42.4%
6.00-7.99%                6,770     4.0    28,792   16.7      23,238    14.0
8.00-9.99%                   --      --        --     --          20     0.0
10.00-12.99%                 --      --        --     --          --      --
                       --------   -----  --------  -----    --------   -----
   Total
    certificates         99,367    59.1   102,738   59.6      93,795    56.4
                       --------   -----  --------  -----    --------   -----
   Total deposits      $168,061   100.0% $172,375  100.0%   $166,275   100.0%
                       ========   =====  ========  =====    ========   =====

     The Bank relies to a limited extent upon locally obtained Jumbo Cds to maintain its deposit levels. At March 31, 1997, Jumbo Cds constituted 9.4% of the Bank's total deposits. Security Federal has not relied heavily on Jumbo Cds to manage interest rate sensitivity. Security Federal has, however, exhibited an ability to attract and maintain such deposits to desired levels during recent periods.

     The following table sets forth the deposit flows at the Bank during the periods indicated.

                                           Years Ended March 31,
                                   -------------------------------------
                                   1997             1996            1995
                                   ----             ----            ----
                                           (Dollars in Thousands)

Opening balance                 $172,375         $166,275        $173,433
Deposits                         785,065          734,010         686,287
Withdrawals                      796,353          734,018         698,942
Interest credited                  6,974            6,108           5,497

Ending balance                   168,061          172,375         166,275
                                --------         --------        --------
Net increase (decrease)          $(4,314)        $  6,100        $ (7,158)
                                 =======         ========        ========
Percent increase (decrease)          2.5%             3.7%           (4.1)%
                                     ===              ===            =====

     The following table shows rate and maturity information for the Bank's certificates of deposit as of March 31, 1997.


                        4.00-    5.00-    6.00-    7.00-
                        4.99%    5.99%    6.99%    7.99%    Total
                        -----    -----    -----    -----    -----
                                     (Dollars in Thousands)

Certificate accounts
 maturing in quarter
 ending(1):

June 30, 1997          $3,936  $25,367   $2,041      53    $31,397
September 30, 1997         --   21,121    1,495      26     22,642
December 31, 1997          --   14,833    1,107      --     15,940
March 31, 1998             --   13,529      491      --     14,020
June 30, 1998              --    4,960      374      --      5,334
September 30, 1998         --    3,401      313      --      3,714
December 31, 1998          --    1,602      182      --      1,784
March 31, 1999             --    1,131      237      --      1,368
June 30, 1999              --      543       84      --        627
September 30, 1999         --      301       96      --        397
December 31, 1999          --      133       72      --        205
March 31, 2000             --       61       36      19        116
Thereafter                 --    1,679       45      99      1,823
                       ------  -------   ------    ----    -------
  Total                $3,936  $88,661   $6,573    $197    $99,367
                       ======  =======   ======    ====    =======
___________________
(1) Certain adjustable-rate certificates are shown as maturing at the earlier of repricing or maturity date.

     The following table indicates the amount of the Bank's deposits of $100,000 or more by time remaining until maturity at March 31, 1997.

                                                   Passbook, NOW and
                       Certificates of Deposit   Money Market Accounts
                       -----------------------   ---------------------
                                     (Dollars in Thousands)

Maturity Period
---------------
Three months or less           $ 2,840                   $4,818
Over three through six months    5,091                       --
Over six through twelve month    5,430                       --
Over twelve months               2,376                       --
                               -------                   ------
   Total                       $15,737                   $4,818
                               =======                   ======
Borrowings
----------

     As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which
may be fixed or variable, and range of maturities.   The FHLB of Atlanta may
prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. See Note 9 of Notes to Consolidated Statements for disclosure regarding the maturities and rate structure of the Bank's FHLB advances. Federal law contains certain collateral requirements for FHLB advances. See "Regulation - - Federal Regulation of Savings Associations -- - Federal Home Loan Bank System."

     Occasionally, the Bank has used the sale of securities under agreements to repurchase as a source of funds. The securities sold pursuant to these agreements consist of mortgage loans which have been convened to FHLMC participation certificates. The Bank has sold securities under agreements to repurchase to both FHLMC and Wachovia Bank and Trust Company. These funds are used whenever its costs are favorable compared to alternative sources of funds. At March 31, 1997, the Bank had no repurchase agreements outstanding.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances at the dates indicated.

                                            Years Ended March 31,
                                    ------------------------------------
                                    1997            1996            1995
                                    ----            ----            ----
                                              (In Thousands)

Maximum Balance:
FHLB advances                      $23,921         $31,370        $30,076

Average Balance:
FHLB advances                      $20,157         $27,569        $22,621

     The following table sets forth information as to the Bank's borrowings and the weighted average interest rates thereon at the dates indicated.

                                            Years Ended March 31,
                                    ------------------------------------
                                    1997            1996            1995
                                    ----            ----            ----
                                            (Dollars in Thousands)

Balance:
FHLB advances                     $14,114         $22,864        $26,033

Weighted Average Interest Rate:
At Fiscal Year End:
 FHLB advances                       6.30%           6.29%          6.65%
During Fiscal Year:
 FHLB advances                       5.79%           6.39%          5.86%

Competition
-----------

     The Bank serves the counties of Aiken and Bamberg, South Carolina through its ten branch offices located in Aiken, Denmark, North Augusta, Graniteville, Langley, Clearwater and Wagener, South Carolina. On October 21, 1993 the Bank expanded its market area through the acquisition of four branch offices of NationsBank of South Carolina, N.A. The branches are located in Langley, Graniteville, Clearwater and Wagener, Aiken County, South Carolina.

     Security Federal faces strong competition both in originating loans and in attracting deposits. Competition in originating loans comes primarily from other thrift institutions, commercial banks, mortgage bankers and credit unions who also make loans in the Bank's market area. The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it makes and the quality of services it provides to borrowers.

     The Bank faces substantial competition in attracting deposits from other thrift institutions, commercial banks, money market and mutual funds, credit unions and other investment vehicles. The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors. The Bank attracts a significant amount of deposits through its branch offices primarily from the communities in which those branch offices are located. Therefore, competition for those deposits is principally from other thrift institutions and commercial banks located in the same communities.

The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each.

     The authority to offer money market deposits, and expanded lending and other powers authorized for thrift institutions by federal law, have resulted in increased competition for both deposits and loans between thrift institutions and other financial institutions such as commercial banks and credit unions.

                               REGULATION

General
-------

     The Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Bank's mortgage documents. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Bank and their operations. The Company, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS.

Federal Regulation of Savings Associations
------------------------------------------

     Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

     Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets; and ensure that the FHLBs operate in a safe and sound manner.

     The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB of Atlanta. The Bank is in compliance with this requirement with an investment in FHLB of Atlanta stock of $785,700 at March 31, 1997.

     Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. In 1989 the FDIC also became the insurer, up to the prescribed limits, of the deposit accounts held at federally insured savings associations and established two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. As insurer of deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

     The Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital ("well capitalized," "adequately capitalized" or "undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system under the FDIA as discussed below. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. The Bank's regular assessments expensed for the year ended March 31, 1997 equaled $229,689.

     Pursuant to the Deposit Insurance Fund Act ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. The amount assessed to the Bank, which was expensed in September 1996, was $705,000. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately
 .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

     The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Bank.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which could result in termination of the deposit insurance of the Bank.

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 5.0%) of its net withdrawable accounts plus short-term borrowings. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. See

"Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" contained in the Annual Report.

     Prompt Corrective Action. Under Section 38 of the FDIA, as added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity. The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

     An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

     At March 31, 1997, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The FDIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and
(vi) compensation, fees and benefits. The federal banking agencies recently adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the association shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the association shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

     Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Federal Home Loan Mortgage Corporation or FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At March 31, 1997, the qualified thrift investments of the Bank were approximately 71.2% of its portfolio assets.

     Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. The Company is not subject to any minimum capital requirements.

     OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. An institution that fails to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Savings Associations -- Prompt Corrective Action."

     As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the CAMEL rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 4% to 5%. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Bank.

     Savings associations also must maintain "tangible capital" not less than 1.5% of the Bank's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

     Each savings institution must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt, and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans which do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totalled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk- weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory Capital" contained in the Annual Report for a table that sets forth in terms of dollars and percentages the OTS tangible, core and risk-based capital requirements, the Bank's historical amounts and percentages at March 31, 1997, and pro forma amounts and percentages based upon the assumptions stated therein.

     Limitations on Capital Distributions. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

     A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution). A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. A Tier 3 savings association has capital below the minimum capital requirement (either before or after the proposed capital distribution). A Tier 3 savings association may not make any capital distributions without prior approval from the OTS.

     The Bank currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At March 31, 1997, the Bank's limit on loans to one borrower was $2.4 million. At March 31, 1997, the Bank's largest aggregate amount of loans to one borrower was $2.0 million.

     Activities of Thrift Institutions and Their Subsidiaries. When a savings association establishes or a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

     The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

     Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same
extent as if the savings association were a Federal Reserve member bank.   A
savings and loan holding company,
its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guaranty and similar types of transactions. Any loan or extension of credit by the Bank to an affiliate must be secured by collateral in accordance with Section 23A.

     Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and
(iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve Board, as is currently the case with respect to all FDIC-insured banks. The Bank has not been significantly affected by the rules regarding transactions with affiliates.

     The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Generally, Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

     Community Reinvestment Act. Under the federal CRA, all federally-insured financial institutions have a continuing and affirmative obligation consistent with safe and sound operations to help meet all the credit needs of its delineated community. The CRA does not establish specific lending requirements or programs nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to meet all the credit needs of its delineated community. The CRA requires the federal banking agencies, in connection with regulatory examinations, to assess an institution's record of meeting the credit needs of its delineated community and to take such record into account in evaluating regulatory applications to establish a new branch office that will accept deposits, relocate an existing office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, among others. The CRA requires public disclosure of an institution's CRA rating. The Bank received an "outstanding" rating as a result of its latest evaluation.

Savings and Loan Holding Company Regulation
-------------------------------------------

     Acquisitions. The HOLA and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

     Activities. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions under the HOLA. If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple holding company.

     Qualified Thrift Lender Test. The HOLA requires any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                                   TAXATION

Federal Taxation
----------------

     General. The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

     Bad Debt Reserve. Historically, savings institutions such as the Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to the Bank's loss experience, the Bank generally recognized a bad debt deduction equal to 8% of taxable income.

     The provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense.
For taxable years beginning after December 31, 1995, the Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Bank is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institutions average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

     Distributions. To the extent that the Bank makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "Regulation" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryforwards. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid.

     Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     Audits. The Company, the Bank and its consolidated subsidiary have been audited or their books closed without audit by the IRS with respect to consolidated federal income tax returns through March 31, 1993. See Note 10 of Notes to Consolidated Financial Statements for additional information regarding income taxes of the Bank.

State Taxation
--------------

     South Carolina. South Carolina has adopted the Code as it relates to savings banks, effective for taxable years beginning after December 31, 1986. The Bank is subject to South Carolina income tax at the rate of 6%. The Bank has not been audited by the State of South Carolina during the past five years.

     Delaware. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 2.          Properties
                 ----------

     At March 31, 1997, Security Federal owned the buildings and land for its main office, five of its branch offices, including the operations center, leased the land and owned the improvements thereon for one of its offices, and leased the remaining four offices. The property related to the offices owned by Security Federal had a depreciated cost (including land) of approximately $1.9 million at March 31, 1997. At March 31, 1997, the aggregate net book value of leasehold improvements (excluding furniture and equipment) associated with leased premises was $242,968. See Note 5 of Notes to Consolidated Financial Statements.

     The following table sets forth the net book value of the offices owned (including land) and leasehold improvements on properties leased by Security Federal at March 31, 1997.

                                              Date
                                    Lease     Facility  Gross
                        Owned or  Expiration  Opened/   Square    Net Book
       Location          Leased     Date      Acquired  Footage    Value
---------------------   --------  --------    --------  -------   -------

Main Office:
 1705 Whiskey Road S.    Owned     N/A         1980     10,000    $523,438
 Aiken, South Carolina

Full Service Branch
 Offices:

 149 E. Baruch Street    Owned     N/A         1984      2,258     208,784
 Denmark, South Carolina

 100 Laurens Street,
   N.W.                  Leased   1998         1959      4,500         686
 Aiken, South Carolina

 313 East Martintowne
  Road                   Owned(1)  N/A         1973      4,356      43,526
 North Augusta, South
    Carolina

 1665 Richland Avenue,
   W.                    Owned     N/A         1984      1,942     235,821
 Aiken, South Carolina

 Montgomery & Canal
  Streets                Leased   1997         1993(2)   1,600      34,523
 Masonic Shopping Center
 Graniteville,
   South Carolina

 2812 Augusta Road       Owned     N/A         1993(2)   2,509     211,039
 Langley, South
   Carolina

 Highway 125 and
 Highways 1 and 78       Leased   1998         1993(2)   2,287       3,948
 Midland Valley
   Shopping Center
 Clearwater,
   South Carolina

 118 Main Street North   Owned    2000         1993(2)   3,600     290,364
  Wagener, South Carolina

                      (table continued on following page)

                                              Date
                                    Lease     Facility  Gross
                        Owned or  Expiration  Opened/   Square    Net Book
       Location          Leased     Date      Acquired  Footage    Value
---------------------   --------  --------    --------  -------   -------

 Walmart Superstore
 2035 Whiskey Road       Leased     2001        1996      517     $203,811
 Aiken, South Carolina

Operations Center:

 871 East Pine Log Road  Owned       N/A        1988    5,000      379,042
  Aiken, South Carolina

------------
(1) Security Federal has a lease on the land for this office which expires in 2003.
(2)  Represents acquisition date.

Item 3.    Legal Proceedings
           -----------------

    The Company is involved as plaintiff or defendant in various legal actions arising in the course of its business. It is the opinion of management, after consultation with counsel, that the resolution of these legal actions will not have a material adverse effect on the Company's financial condition and results of operations.

Item 4.    Submission of Matter to Vote or Security Holders
           ------------------------------------------------

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 1997.

                                     PART II

Item 5.    Market for the Issuer's Common Stock and Related Security Holder
           Matters
           ----------------------------------------------------------------

     The information contained in the section captioned "Stockholders Information -- Price Range of Common Stock" and "-- Dividends" in the Annual Report is incorporated herein by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
           ---------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.    Financial Statements
           --------------------

     Independent Auditors' Report*
     Consolidated Balance Sheets, March 31, 1997 and 1996*
     Consolidated Statements of Income For the Years Ended March 31, 1997,
       1996 and 1995*
     Consolidated Statements of Changes in Shareholders' Equity For the Years Ended March 31, 1997, 1996 and 1995*
     Consolidated Statements of Cash Flows For the Years Ended March 31, 1997,
      1996 and 1995*
     Notes to Consolidated Financial Statements*

     * Contained in the Annual Report filed as an exhibit hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report.

Item 8.    Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure
           ------------------------------------------------

     Not applicable.

                                        PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act
           ----------------------------------------------------------

     The information contained under the section captioned "Election of Directors" in the Proxy Statement is incorporated herein by reference. The information contained under the section captioned "Compliance With Section 16(a) of the Exchange Act" in the Proxy Statement is incorporated herein by reference.

Item 10.   Executive Compensation
           ----------------------

     The information contained in the section captioned "Election of Directors -- Compensation of Executive Officers" in the Proxy Statement is incorporated herein by reference.

Item 11.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

     The information contained in the section captioned "Voting Securities and Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

Item 12.   Certain Relationships and Related Transactions
           ----------------------------------------------

     The information contained in the section captioned "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

                                       PART IV

Item 13.    Exhibits, Financial Statement Schedules and Reports on Form 8-K
            ---------------------------------------------------------------

(a)  Exhibits:
-------------

3.1         Articles of Incorporation and amendments thereto**
3.2         Bylaws**
4           Instruments defining the rights of security holders, including indentures*
10          Executive Compensation Plans and Arrangements:
                   Salary Continuation Agreements**
                   Amendment One to Salary Continuation Agreements*** Stock Option Plan**
                   Incentive Compensation Plan**
13          Annual Report to Stockholders
21          Subsidiaries of Registrant
23          Consent of KPMG Peat Marwick LLP
27          Financial Data Schedule

                            (footnotes on following page)

* Filed on August 12, 1987, as an exhibit to the Company's Form 8-A registration statement pursuant to Section 12(g) of the Securities Exchange Act of 1934 or as a part of reports filed pursuant to Section 13 of such Act. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
** Filed on June 28, 1993, as an exhibit to the Company's Annual Report on Form 10-KSB pursuant to Section 12(g) of the Securities Exchange Act of 1934. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
*** Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 pursuant to Section 12(g) of the Securities Exchange Act of 1934. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

     (b)  Reports on Form 8-K.
     -------------------------

     No current reports on Form 8-K were filed by the Company during the three months ended March 31, 1997.

                                                   SIGNATURES

    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SECURITY FEDERAL CORPORATION

Date:  June 27, 1997                  By: /s/ Timothy W. Simmons
                                          ----------------------
                                          Timothy W. Simmons
                                          President and Chief
                                          Executive Officer (Duly
                                          Authorized Representative)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Timothy W. Simmons                             June 27, 1997
    --------------------------------------
    Timothy W. Simmons
    President and Chief Executive Officer
    (Principal Executive Officer)

By: /s/ Roy G. Lindburg                                June 27, 1997
    --------------------------------------
    Roy G. Lindburg, Treasurer and Chief
    Financial Accounting Officer (Principal
    Financial and Accounting Officer)

By: /s/ T. Clifton Weeks                               June 27, 1997
    --------------------------------------
    T. Clifton Weeks
    Chairman of the Board and Director

By: /s/ Gasper L. Toole, III                           June 27, 1997
    --------------------------------------
    Gasper L. Toole, II
    Director

By: /s/ Robert E. Johnson                              June 27, 1997
    --------------------------------------
    Robert E. Johnson
    Director

By: /s/ Harry O. Weeks, Jr.                            June 27, 1997
    --------------------------------------
    Harry O. Weeks, Jr.
    Director

By: /s/ Robert E. Alexander                            June 27, 1997
    --------------------------------------
    Robert E. Alexander
    Director

By: /s/ Thomas L. Moore                                June 27, 1997
    --------------------------------------
    Thomas L. Moore
    Director

By: /s/ William Clyburn                                June 27, 1997
    --------------------------------------
    William Clyburn
    Director

                               INDEX TO EXHIBITS


Exhibit
Number

13       Annual Report to Stockholders

21       Subsidiaries of the Registrant

23       Consent of KPMG Peat Marwick LLP

27       Financial Data Schedule
                                   Exhibit 13

                        Annual Report to Stockholders
                                 [Logo]

                         Security Federal Corporation

                                Annual Report

                               March 31, 1997

                            TABLE OF CONTENTS

Financial Highlights.....................................1

Letter to Shareholders...................................2

Selected Consolidated Financial, and Other Data..........3

Management's Discussion and Analysis of Financial
  Condition and Results of Operation.....................4

Report of KPMG Peat Marwick, Independent Auditors.......20

Consolidated Balance Sheets.............................21

Consolidated Statements of Income.......................22

Consolidated Statements of Shareholders' Equity.........23

Consolidated Statements of Cash Flows...................24

Notes to Consolidated Financial Statements..............25

Stockholders' Information...............................45

Directors and Management................................46

                  SECURITY FEDERAL CORPORATIONS AND SUBSIDIARY
                                FINANCIAL HIGHLIGHTS

                                          Year ended March 31,
                                          --------------------
                                         1997             1996
                                       -----------    -----------

Operating Income                       $ 1,272,000    $ 1,059,574
Net Income                                 835,207      1,059,574
Earnings per share                            2.01           2.58
Book value per share                         38.79          37.35
Total interest income                   15,842,413     15,822,294
Total interest expense                   7,907,619      8,622,541
Net interest income before
  provision for loan losses              7,934,794      7,199,753
Provision for loan losses                  300,000        230,000
Net income after provision for
  loan losses                            7,634,754      6,969,753
Net interest margin                           4.09%          3.62%
Total loans originated                  59,230,909     60,382,204
Adjustable rate loans as a
  percentage of total gross loans            58.80%         66.00%



    Operating Income                  Earnings Per Share
      [bar graph]                        [bar graph]

1993   $1,156                         1993     $2.94
1994   $  570                         1994     $1.44
1995   $1,002                         1995     $2.48
1996   $1,060                         1996     $2.58
1997   $1,272                         1997     $2.01

  Return on Equity                      Assets Growth
      [bar graph]                        [bar graph]

1993   9.41%                          1993     $138
1994   4.22%                          1994     $200
1995   7.16%                          1995     $210
1996   7.13%                          1996     $215
1997   5.28%                          1997     $202

 Book Value Per Share                 Allowance for Loan Losses(1)
      [bar graph]                        [bar graph]

1993   $32.81                         1993     1.10%
1994   $33.98                         1994     1.37%
1995   $35.41                         1995     1.30%
1996   $37.35                         1996     1.14%
1997   $38.79                         1997     1.19%

(1) Allowance for losses as a percentage of total loans.




Fellow Shareholders:

We are very pleased to report record annual operating earnings of $1,272,000 for our most recent fiscal year which ended March 31, 1997. Because of a one-time special assessment of all savings institutions by the Federal Deposit Insurance Corporation in September 1996 to recapitalize the Savings Associations Insurance Fund, after tax net income for our most recent fiscal year, which ended March 31, 1997, was reduced to $835,000 or $2.01 per share. This one time assessment will reduce future deposit insurance premiums.

In view of our record annual operating earnings, your Board of Directors increased the quarterly dividend by 20% to $.06 per share which was paid on June 16, 1997 to shareholders of record as of May 30, 1997.

During the year, the Bank significantly reduced its real estate held for development and real estate acquired in settlement of loans. The Bank installed Automated Teller Machines at several new locations including the Bank's Whiskey Road location, the Student Activities Building at USCA, the BP Gas Garden Convenience Store in Denmark and in the new drive-in facility which was added to our Wagener Banking Center. Additional Automated Teller Machine locations are planned.

Also, during the past year, the Bank changed all Company colors, adopted a new logo and installed completely new exterior signage. One of the most innovative initiatives was the introduction of the Looney Tunes Savings Club which is designed to teach children between the ages of 5 and 12 the importance of saving money. We also established a Looney Tunes Bank in the Aiken Elementary School, which allows children to open savings accounts and make deposits every Friday at their school.

To provide an even greater level of service for our customers and to increase the overall efficiency of Bank operations, the Bank installed new banking software, new computer hardware, a wide area network for our computer system and a new voice response system.

This year makes Security Federal Bank's 75th Anniversary of Service to our many loyal customers and to our market area. We would like to extend our most sincere appreciation to you, our shareholders, for your confidence and support over the years. To all present and past Associates and Directors of Security Federal Bank, our most sincere thanks for your dedication, hard work and commitment over the years.

Sincerely,


/s/T. Clifton Weeks                       /s/Timothy W. Simmons
T. Clifton Weeks                          Timothy W. Simmons
Chairman                                  President & CEO

                SECURITY FEDERAL CORPORATION AND SUBSIDIARY

               Selected Consolidated Financial and Other Data

                         At or for the year ended March 31,
                    --------------------------------------------
                    1997      1996       1995     1994      1993
                    ----      ----       ----     ----      ----
Balance Sheet Data  (Dollars in thousands, except per share data)
------------------
Total assets       $ 201,646  214,816  209,949  199,584  137,976
Cash                   7,904    9,824    5,697    8,632    7,434
Investment and
 mortgage backed
 securities           36,970   41,013   42,527   51,638   22,010
Loans receivable
 - net (1)           146,769  152,140  148,977  125,348  106,873
Deposits             168,061  172,375  166,275  173,433  115,461
Advances from
 Federal Home
 Loan Bank            14,114   22,864   26,033    8,616    6,802
Total shareholders'
 equity               16,182   15,434   14,489   13,381   12,919

Income Data
-----------
Total interest income 15,843   15,822   14,402   10,990   11,133
Total interest expense 7,908    8,622    6,823    5,126    5,372
                      ------   ------   ------   ------   ------
Net interest income    7,935    7,200    7,579    5,864    5,760
Provision for loan
 losses                  300      230      300      335      463
                      ------   ------   ------   ------   ------
Net interest income
 after provision
 for loan losses       7,635    6,970    7,279    5,529    5,297
Other income           1,659    1,468    1,312    1,799    1,544
General and
 administrative
 expense               8,045    6,839    7,089    6,523    4,820
Income taxes             414      539      500      266      865
                      ------   ------   ------   ------   ------
Income before
 cumulative effect of
 change in accounting
 for income taxes        835    1,060    1,002      539    1,156
Cumulative effect of
 change in accounting
 for income taxes         --       --       --       30       --
                      ------   ------   ------   ------   ------
Net income           $   835    1,060    1,002      569    1,156
                      ======   ======   ======   ======   ======
Per common share data:
 Net income per
  common share       $  2.01     2.58     2.48     1.44     2.94
                      ======   ======   ======   ======   ======
 Cash dividends
  declared           $   .20      .20      .20      .20      .20
                      ======   ======   ======   ======   ======

Other Data
----------
Interest rate spread
 information:
 Average during
  period                3.82%    3.22%    3.80%    3.60%    4.19%
 End of period          4.01     3.32     3.55     3.47     3.85
Net interest margin
 (net interest income
 /average earning
 assets)                4.09     3.62     3.95     3.70     4.40
Average interest
 -earning assets to
 average interest-
 bearing liabilities  106.40   106.88   104.24   103.60   105.10
Equity to total assets  8.03     7.21     6.90     6.73     9.35
Non-performing assets
 to total assets (2)     .70     1.53     1.49     1.62      .95
Return on assets
 (ratio of net income
 to average total
 assets)                 .40      .50      .48      .33      .82
Return on equity (ratio
 of net income to
 average equity)        5.28     7.13     7.16     4.22     9.41
Equity to assets ratio
 (ratio of average
 equity to average
 total assets)          7.55     6.95     6.68     7.92     8.74
Dividend payout ratio
 on common shares       9.96     7.75     8.06    13.88     6.81
Number of full-service
 offices                  10       10        9        9        5

(1)  Includes loans held for sale.
(2)  Non-performing assets consist of non-accrual loans and
     repossessed assets.
                                       3

               SECURITY FEDERAL CORPORATION AND SUBSIDIARY

       Management's Discussion and Analysis of Financial Condition
                   and Results of Operations, Continued


General

The following discussion is presented to provide the reader with an understanding of the financial condition and results of operations of Security Federal Corporation and its subsidiary. The investment and other activities of the parent company, Security Federal Corporation (the Company), have had no significant impact on the results of operations for the periods presented in the financial statements. The comments presented in the following discussion of financial results are indicative of the activities mainly of the Bank, a wholly owned subsidiary of the Company. The Bank changed its name to Security Federal Bank in April 1996.

The principal business of the Bank is the acceptance of savings deposits from the general public and the origination of consumer and commercial business loans and mortgage loans to enable borrowers to purchase or refinance one-to-four family residential real estate. In addition, the Bank originates construction loans on single family residences, multi-family dwellings and projects, commercial real estate, and loans for the acquisition, development and construction of residential subdivisions and commercial projects.

The Bank's net income is highly dependent on its interest rate spread, which is the difference between the average yield earned on its loan and investment portfolio and the average rate paid on its deposits and borrowings. The spread is impacted by interest rates, deposit flows and loan demands. Levels of non-interest income and operating expense are also significant factors in earnings.
                                       4

               SECURITY FEDERAL CORPORATION AND SUBSIDIARY

       Management's Discussion and Analysis of Financial Condition
                   and Results of Operations, Continued


Asset and Liability Management

The Bank maintains a program of asset and liability management that seeks to limit its vulnerability to material and prolonged increases or decreases in interest rates, or "interest rate risk." The principal determinant of the exposure of the Bank's earnings to interest rate risk is the timing difference
(gap) between the repricing or maturity of the Bank's interest-earning assets and the repricing or maturity of its interest-bearing liabilities. If the maturities of the Bank's assets and liabilities were perfectly matched, and if the interest rates borne by its assets and liabilities were equally flexible and moved concurrently (neither of which is the case), the impact on net interest income of any material and prolonged changes in interest rates would be minimal.

The Bank's asset and liability policies are directed toward the objectives of increasing the interest rate sensitivity of the Bank's assets by shortening their maturities or periods to reprice while reducing the interest rate sensitivity of the Bank's interest-bearing liabilities by extending their maturities. The success of management's strategy is evidenced by the composition of the loan portfolio which includes $88.3 million of adjustable rate consumer, commercial, and mortgage loans or approximately 58.8% of total gross loans at March 31, 1997. At March 31, 1997, the negative mismatch of interest earning assets repricing or maturing within one year with interest bearing liabilities repricing or maturing within one year was $23.2 million or 11.5% of total assets as compared to $24.2 million or 11.3% at March 31, 1996.

During the past year, the Bank originated approximately $8.0 million in adjustable rate residential real estate loans which are generally held for investment and not sold. Also, as part of the Bank's asset liability program, Security Federal originated a total of $39.1 million in consumer and commercial loans, which are usually short term in nature. During fiscal 1997, 89.3% of total loan originations were comprised of consumer, commercial, and adjustable rate mortgage loans compared to 90.0% of total originations in fiscal 1996. The Bank's portfolio of consumer and commercial loans was $92.9 million at March 31, 1997, an increase of $9.4 million from March 31, 1996, and an increase of $19.1 million from March 31, 1995. Consumer and commercial loans combined have increased from 48.0% of total loans at March 31, 1995 and 54.0% at March 31, 1996 to 61.9% at March 31, 1997.

Due to a decrease in real estate activity and refinancings in fiscal 1997, 1996, and 1995 the Bank originated only $5.6 million, $5.3 million, and $4.7 million in fixed rate residential loans in fiscal 1997, 1996, 1995 respectively, compared to $50.0 million in fiscal 1994. Thus, the bank only sold $5.8 million in fiscal 1997, $5.5 million in fiscal 1996, and $3.1 million in fiscal 1995 to secondary market agencies, compared to $47.7 million in fiscal year 1994. Other fixed rate residential loans passed directly on to other investors, other than Freddie Mac or Fannie Mae, totaled $6.4 million in fiscal 1997, $6.9 million in fiscal 1996, and $8.4 million in fiscal 1995. At March 31, 1997, fixed rate residential loans, some of which are short term construction loans, amounted to $14.8 million or 9.9% of the total loan portfolio, compared to $11.8 million or 7.6% at the end of the previous year.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARY

      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations, Continued


Certificates of deposit in excess of $100,000 (jumbo certificates) are normally considered to be highly interest rate sensitive. Many financial institutions have used jumbo certificates to manage interest rate sensitivity and liquidity. The Bank has not relied on jumbo certificates for liquidity or asset liability management. As of March 31, 1997, the Bank had $15.7 million outstanding in jumbo certificates as compared to $9.8 million at March 31, 1996.

The following table sets forth the maturity schedule of certificates of deposit with balances of $100,000 or greater at March 31, 1997.

                                           (In Thousands)
                                           --------------
     Within 3 months                             $2,840
     After 3, within 6 months                     5,091
     After 6, within 12 months                    5,430
     After 12 months                              2,376
                                            -----------
                                            $    15,737
                                            ===========

A negative gap position is expected to have an adverse effect on net interest income during periods of rising interest rates. A negative one-year gap position occurs when the dollar amount of rate sensitive liabilities maturing or repricing within one year exceeds the dollar amount of rate-sensitive assets maturing or repricing during that same time period. As a result, during periods of rising interest rates, the interest paid on interest bearing liabilities will increase faster than interest received from earning assets, thus, reducing net interest income. In periods of falling interest rates, the reverse is true, resulting in an expected increase in net interest income.

The table at the top of page seven sets forth the Bank's interest bearing liabilities and interest-earning assets repricing or maturing within one year. The table on page eight presents all the Bank's interest bearing liabilities and interest earning assets into repricing or maturity time periods. Both tables present adjustable rate loans in the periods they are scheduled to reprice, not mature. They also assume investments reprice at the earlier of maturity, the likely call date, if any, based on current interest rates, or the next scheduled interest rate change, if any. NOW accounts, money market accounts, and regular savings accounts are assumed to reprice in the less than three-month category.
                                       6

                SECURITY FEDERAL CORPORATION AND SUBSIDIARY

      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations, Continued


                                           At March 31,
                                      -------------------------
                                        1997          1996
                                        ----          ----
                                      (Dollars in Thousands)

Loans (1)                            $ 111,882         109,503
Mortgage-backed securities                 173             119
Investments:
     Held-to-maturity                    4,998           3,006
     Available-for-sale                 14,846          23,538
Other interest-earning assets            2,713           2,858
                                      --------         -------
Total interest rate sensitive
 assets repricing within one year      134,612         139,024
                                      --------         -------
Deposits                               145,867         145,805
FHLB advances and other borrowed
 money                                  11,952          17,389
Total interest rate sensitive         --------         -------
 liabilities repricing within
 one year                              157,819         163,194
                                      --------         -------
Gap                                  $ (23,207)        (24,170)
                                      ========         =======

Interest rate sensitive
 assets/interest rate sensitive
 liabilities                             85.30%          85.19%
 Gap as a percent of total assets       (11.5)%         (11.3)%

(1)  Loans are net of undisbursed funds and loans in process.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARY

      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations, Continued

The following table sets forth the interest sensitivity of the Bank's assets and liabilities at March 31,
1997, on the basis of the factors and assumptions set forth in the table on the top of page 7.


                 Remaining Time Before Asset/Liability Matures or Can be Repriced
               ---------------------------------------------------------------------------------
                             More       More     More Than   More      More Than
                          Than Three  Than One     Three   Than Five   Ten Years   More
                 Three      Months    Year Thru    Years     Years       Thru      Than
                Months or  Thru One     Three    Thru Five  Thru Ten    Twenty    Twenty
                 Less        Year       Years      Years     Years       Years     Years   Total
                 ----        ----       -----      -----     -----       -----     -----   -----
                                                (Dollars in Thousands)
Interest
 Earnings
 Assets
---------
Loans (1)        $ 43,711   68,171     20,790      6,983      3,863      4,416       906   148,840
Mortgage-backed
 securities
 held-to-maturity,
 at cost               41      132        638        414        695      2,044       813     4,777
Investment
 securities (2):
Held-to-maturity,
 at cost            2,498    2,500      2,980          --        --         --        --     7,978
 Available-
  for-sale,
  at fair value     2,003   12,843      7,895       1,475        --         --        --    24,216
Interest bearing
 deposits
 with banks         2,713        --        --           --       --         --        --     2,713
FHLB stock,
 at cost               --        --       786           --       --         --        --       786
                 --------   -------    ------      -------   -------   -------    ------   -------

Total financial
 assets         $  50,966    83,646    33,089        8,872    4,558      6,460     1,719   189,310
                 ========   =======   =======      =======   ======    =======    ======  ========

Interest
 Bearing
 Liabilities
Deposits:
 Certificates
  of deposits      31,397    52,602    13,545        1,823       --         --        --    99,367
 NOW               36,776        --        --           --       --         --        --    36,776
 Money market
  deposit
  accounts         11,641        --         --          --        --        --        --    11,641
 Passbook
  accounts         13,451        --         --          --        --        --        --    13,451
Borrowings          8,500     3,452        694       1,384       288        --        --    14,318
                 --------   -------    -------     -------   -------   -------    ------   -------
Total interest
 bearing
 liabilities     $101,765    56,054     14,239       3,207       288        --        --   175,553
                 ========   =======   ========     =======   =======   =======    ======  ========

Current
 period gap      $(50,799)   27,592     18,850       5,665     4,270     6,460     1,719    13,757
Cumulative gap    (50,799)  (23,207)    (4,357)      1,310     5,580    12,040    13,757    13,757

Cumulative
 gap as a
 percent of
 total assets       (25.2)%   (11.5)%     (2.2)%        .6%      2.8%       6.0%     6.8%     6.8%

(1)  Loans are net of undisbursed funds and loans in process.
(2) Callable securities are shown at their likely call dates based on management's estimates at March 31, 1997.

PAGE

                SECURITY FEDERAL CORPORATION AND SUBSIDIARY

      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations, Continued


In evaluating the Bank's exposure to interest rate risk, certain shortcomings inherent in the method of analysis presented in the foregoing tables must be considered. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Additionally, the interest rates of certain types of assets and liabilities may fluctuate in advance of changes in market interest rates. Loan repayment rates and withdrawals of deposits likely will differ substantially from the assumed rates previously set forth in the event of significant changes in interest rates due to the option of borrowers to prepay their loans and the ability of depositors to withdraw
funds prior to maturity.   Further, certain assets such as adjustable rate
mortgages, have features which restrict changes in interest rates on a short-term basis as well as over the life of the asset.

Financial Condition

Total assets at March 31, 1997 were $201.6 million, a $13.2 million decrease from March 31, 1996. This decrease was primarily a result of a decrease in net loans receivable and a decrease in investments, mortgage-backed securities and cash and cash equivalents.

Total net loans receivable were $146.8 million at March 31, 1997, a decrease of $5.4 million or 3.5% from the prior year. Residential real estate loans decreased $9.4 million or 15.7% to $50.5 million at March 31, 1997. Commercial real estate loan balances decreased to $6.5 million at fiscal year end from $10.6 million at March 31, 1996, a decrease of $4.1 million or 38.6%.

Consumer loans increased to $46.9 million at March 31, 1997 from $44.8 million at the commencement of the year, an increase of $2.1 million or 4.7%. Commercial loans increased $7.3 million or 18.8%, to $46.0 million at year-end. Management continues to emphasize origination of consumer and commercial loans to increase yields and improve interest rate risk. Consumer and commercial loans are generally considered to involve greater degrees of collateral and credit risks than residential mortgage loans.

Real estate acquired in settlement of loans (REO) decreased to $52,000 at March 31, 1997 from $719,000 at fiscal year end 1996. Real estate acquired for development decreased by $549,000 due primarily to the sale of the remaining lots in Currytowne, one of the Company's real estate partnerships.

Non-accrual loans totaled $1.4 million at March 31, 1997 compared to $2.6 million a year earlier. The Bank classifies all loans as non-accrual when they become 60 or more days delinquent. The Bank had three loans totaling $829,000 at fiscal year end which were troubled debt restructurings compared to $780,000 at March 31, 1996, which were also on non-accrual status. Of the three troubled debt restructurings at March 31, 1997, only one loan of $89,000 was on non-accrual status. This loan is secured by a principal residence.
The other two loans consisted of a $140,000 loan secured by a principal residence and a $600,000 commercial business loan secured by commercial real estate. All three loans are considered well secured and no loss is anticipated at this time. All troubled debt restructurings are also considered impaired. At March 31, 1997, the Bank held $1,241,000 in impaired loans compared to $1,786,000 at March 31, 1996.

The Bank reviews its loan portfolio and loan loss allowance on a monthly basis. Future additions to the Bank's allowance for loan losses are dependent on, among other things, the performance of the Bank's loan portfolio, the economy, changes in real estate values, and interest rates. There can be no assurance that additions to the allowance will not be required in future periods. Management continues to monitor its loan portfolio for the impact of local economic changes.

A major employer in the Aiken area which has a significant impact on the local economy, the Savannah River Site, has experienced several major downsizings of personnel in the past few years. More layoffs at the site are expected in the coming year, which will have some impact on the local economy. For further information, see Note 4 in the Notes to Consolidated Financial Statements.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARY

      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations, Continued


Deposits at the Bank decreased $4.3 million or 2.5% to $168.1 million at March 31, 1997 from $172.4 million at March 31, 1996. Advances from the Federal Home Loan Bank (FHLB), decreased to $14.1 million at March 31, 1997, down from $22.9 million a year earlier, a decrease of $8.8 million. The decrease in deposits and advances occurred due to the Bank's shrinkage in its loan and investment portfolios.

Total shareholders' equity totaled $16.2 million at March 31, 1997, an increase of $748,000 or 4.9%, compared to $15.4 million a year earlier. The increase was attributable to net income of $835,000 and an increase in paid in capital of $39,000 due to the exercise of stock options, partially offset by $83,000 in dividends paid and a $44,000 increase in unrealized net loss on securities available for sale.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARY

      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations, Continued


Results of Operations

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to higher or lower outstanding balances and the changes due to the volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rate (i.e., changes in rate multiplied by old volume) and
(ii) changes in volume (i.e., changes in volume multiplied by old rate.) For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.


                      1997 Compared to 1996     1996 Compared to 1995
                     -----------------------   -----------------------
                      Volume    Rate     Net    Volume    Rate     Net
                      ------    ----     ---    ------    ----     ---
                           (Dollars in Thousands)
Interest-earning
 assets:
 Loans (1):
  Real estate loans  $  (992)   358      (634)    156     (232)    (76)
  Other loans            982   (366)      616   1,002      665   1,667
                     -------    ---       ---     ---    -----   -----

Total loans              (10)    (8)      (18)  1,158      433   1,591
Mortgage-backed
 securities              226      5       231     (25)      --     (25)
Investments (2)         (271)    99      (172)   (261)     108    (153)

Other interest-
 earning assets          (22)     2       (20)     (2)       9       7
                     -------    ---       ---     ---    -----   -----

Total interest-
 earning assets        $ (77)    98        21     870      550   1,420
                     =======    ===       ===     ===     ====    ====

Interest-bearing
 liabilities:
  Deposits:
   Certificate
    accounts             171   (246)      (75)    252    1,320   1,572
  NOW accounts            40    (37)        3     (33)      (2)    (35)
  Money Market
   accounts              (44)    (6)      (50)   (128)      (2)   (130)
  Passbook accounts      (13)    --       (13)    (53)       2     (51)
                     -------    ---       ---     ---    -----   -----

Total deposits           154   (289)     (135)     38    1,318   1,356

Borrowings              (426)  (153)     (579)    313      130     443
                     -------    ---       ---     ---    -----   -----

Total interest
 -bearing
 liabilities            (272)  (442)     (714)    351    1,448   1,799
                     -------    ---       ---     ---    -----   -----
Effect on net
 income              $   195    540       735     519     (898)   (379)
                     =======    ===       ===     ===     ====    ====

(1) Interest on non-accrual loans are not included in income, although their loan balances are included in average loans outstanding.
(2) Securities available for sale are computed using their historical cost.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARY

      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations, Continued

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates.  No tax equivalent adjustments were made.
All average balances are monthly average balances which are representative of daily average balances.

                 At
              March 31,                           Years Ended March 31,
                1997            1997                       1996                     1995
                ----   -----------------------------------------------------------------------------
               Yield/  Average           Yield/   Average           Yield/   Average          Yield/
                Rate   Balance  Interest  Rate    Balance  Interest  Rate    Balance Interest  Rate
                ----   -------  --------  ----    -------  --------  ----    ------- --------  ----
                                             (Dollars in Thousands)
Interest-
 earning
 assets:
 Mortgage
  loans        7.80%  $ 62,477  $ 5,018  8.03%   $ 75,083  $ 5,652  7.53%   $ 73,037 $ 5,728  7.84%
 Other loans   9.70     88,822    8,459  9.52      78,641    7,843  9.97      68,148   6,176  9.06
               ----   --------  -------  ----    --------  -------  ----    -------- -------  ----
 Total
  loans(1)     9.01    151,299   13,477  8.91     153,724   13,495  8.78     141,185  11,904  8.43
 Mortgage-
  backed
  securities   7.13      4,630      341  7.33       1,549      110  7.10       1,908     135  7.08
 Invest-
  ments(2)     5.79     36,797    1,951  5.30      41,999    2,123  5.06      47,197   2,276  4.82
 Other
  interest-
  earning
  assets       5.40      1,350       74  5.48       1,764       94  5.33       1,809      87  4.81
               ----   --------  -------  ----    --------  -------  ----    -------- -------  ----
Total
 interest-
 earning
 assets        8.29%  $194,076  $15,843  8.16%   $199,036  $15,822  7.95%   $192,099 $14,402  7.50%
               ====   ========  =======  ====    ========  =======  ====    ======== =======  ====

Interest
 -bearing
 liabilities:

 Certificate
  accounts     5.40%  $100,225  $ 5,454  5.44%   $ 97,173  $ 5,529   5.69%   $ 91,716 $ 3,957 4.31%
 NOW accounts  1.61     35,167      563  1.60      32,729      560   1.71      34,659     595  1.72
 Money Market
  accounts     2.80     13,094      366  2.80      14,655      416   2.84      19,171     546  2.85
 Passbook
  accounts     2.49     13,483      335  2.49      14,003      348   2.49      16,120     399  2.48
               ----   --------  -------  ----    --------  -------   ----    -------- ------- -----
 Total
  interest-
  bearing
  deposits     4.11    161,969    6,718  4.15     158,560    6,853   4.32     161,666   5,497  3.40

 Other
  Borrowings   5.90        281       23  8.19          87        7   8.00          --      --    --
 FHLB advances 6.30     20,157    1,167  5.79      27,569    1,762   6.39      22,621   1,326  5.86
               ----   --------  -------  ----    --------  -------   ----    -------- ------- -----
Total
 interest-
 bearing
 liabilities   4.28%  $182,407  $ 7,908  4.34%   $186,216  $ 8,622   4.73%   $184,287 $ 6,823 3.70%
               ====   ========  =======  ====    ========  =======   ====    ======== ======= ====
Effect on net
 interest
 income                         $ 7,935                      7,200                    $ 7,579
                                =======                      =====                    =======
Interest rate
 spread        4.01%                     3.82%                       3.22%                    3.80%
               ====                      ====                        ====                     ====
Net yield
 on earning
 assets                                  4.09%                       3.62%                    3.95%
                                         ====                        ====                     ====

(1) Interest on non-accrual loans are not included in income, although their loan balances are included in average loans outstanding.
(2)  Securities available for sale are computed using their historical cost.

                                       12

PAGE

                SECURITY FEDERAL CORPORATION AND SUBSIDIARY

      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations, Continued


          Comparison of the Years Ended March 31, 1997 and 1996

General
The Company earned net income of $835,000 for the year ended March 31, 1997, a $225,000 decrease over net income of $1,060,000 for fiscal 1996. The reason for the decrease is a one-time assessment to all savings institutions by the Federal Deposit Insurance Corporation (FDIC) to recapitalize the Savings Associations Insurance Fund (SAIF) in September 1996. The assessment, which will significantly reduce future deposit insurance premiums, lowered after-tax net income by $437,000 for fiscal 1997. Without the one-time charge, net income would have been $1,272,000 which is record operating earnings for the Company. The reason for the increase in operating earnings was due primarily to an increase in net interest income offset partially by an increase in general and administrative expenses.

Net interest income
Net interest income was $7.9 million for fiscal 1997 compared to $7.2 million fiscal 1996, an increase of $735,000. The primary reason for the increase was the Bank's strategy of increasing its holdings of consumer and commercial loans relative to single family residential loans and using maturing, lower yielding investments to pay off Federal Home Loan Bank (FHLB) advances. The Bank also reinvested some maturing securities at higher yields.

Interest income on loans decreased slightly by $18,000 in fiscal 1997 due to lower average balances in residential and commercial real estate loans despite a 13 basis point increase in the overall loan portfolio yield. Interest income on investment, mortgage-backed, and overnight securities increased by $38,000 due to a 39 basis point increase in yield in fiscal 1997 compared to fiscal 1996, even though average balances in those investments decreased by $2.4 million.

Interest expense on deposits decreased to $6.7 million, a $135,000 reduction from fiscal 1996. The decrease in deposit interest expense is due to a lower average rate on the certificate of deposit accounts and an increase in the Bank's demand account deposits, which pay a lower interest rate than other types of deposit accounts. Interest on borrowings decreased $580,000 to $1.2 million because of both lower average outstanding debt and a lower cost of borrowing during the year ended March 31, 1997 compared to the year ended March 31, 1996.

Provision for Loan Losses
The provision for loan losses during fiscal 1997 was $300,000 compared to $230,000 for 1996. The increase is due to the higher percentage of consumer and commercial loans in the Bank's portfolio, which are generally considered higher risk than residential mortgage loans. Net charge-offs were $291,000 in fiscal 1997 compared to $426,000 in fiscal 1996. The ratio of the allowance for loan losses to total loans at March 31, 1997 was 1.19% compared to 1.14% a year earlier. Based on its monthly reviews of the loan portfolio, management believes the allowance for loan losses is adequate based on its estimate of losses inherent in the loan portfolio, although there can be no guarantee as to these estimates. In addition, bank regulatory agencies, as part of their examination process, may require additions to the allowance for loan losses based on their judgements and estimates.

Other Income
Other income increased $191,000 or 13.0% in fiscal 1997 compared to fiscal 1996. The Bank had no gains or losses on sales of investment securities in both fiscal 1997 and 1996. Gain on sale of loans increased $74,000 while loan servicing fees increased $21,000. Service fees on deposit accounts increased $302,000 due to an increase in the number of personal and commercial checking accounts during the year ended March 31, 1997 compared to the prior year.

The Company is a partner in two real estate joint ventures, Willow Woods Associates, located near Aiken and Currytowne Associates located in Edgefield County, South Carolina. Lot sales have been slower than expected, due to the sluggish real estate economy. During the quarter ended March 31, 1997, Currytowne Associates sold its remaining lots leaving as its only investment a $60,000 secured note due within one year. During fiscal 1997, due to the efforts to liquidate lots, income from real estate operations decreased $117,000.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARY

      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations, Continued


Other miscellaneous income, which consists of net gain on real estate acquired in settlement of loans (REO), insurance commissions, and miscellaneous fees, decreased by $89,000 to $323,000 in the year ended March 31, 1997 compared to the same period in 1996, due to a reversal of a $100,000 allowance for losses on REO which occurred during the year ended March 31, 1996.

General and Administrative Expenses
General and administrative expenses increased by $1.2 million during fiscal 1997 due mainly to the $705,000 one-time assessment by the Federal Deposit Insurance Corporation to recapitalize the Savings Associations Insurance Fund. This one-time charge will significantly reduce future deposit insurance premiums. Without the one-time FDIC assessment, general and administrative expenses would have increased $500,000 or 7.3%. Salaries and employee benefits expense increased 4.5% due to normal annual increases and extra labor costs during a computer software and hardware conversion, which occurred in January 1997. Occupancy expense increased $34,000 in fiscal 1997, due to a full year of rent expense at the Aiken Wal*Mart branch which opened in February 1996, and the addition of a drive-through at the Bank's Wagener Banking Center. Advertising expense and also amortization of intangibles remained virtually the same compared to fiscal 1996, while deprecation and maintenance of equipment increased only $10,000 in fiscal 1997. Other expenses consisting of legal, real estate owned expense, data processing, and other miscellaneous expenses increased by $468,000 in fiscal 1997, due mainly to increases in outsourcing data processing during the year and the costs of the previously mentioned computer conversion. The Bank decided to bring data processing back in-house due to the costs per account and inflationary increases built into outsourcing contracts. The Bank also installed a wide area personal computer network in fiscal 1997.

Income Taxes
Income taxes 125,000 to $414,000 in the year ended March 31, 1997 compared to $539,000 expensed in fiscal 1996 as a result of a decrease in taxable income. The effective tax rate was 33% and 34%, respectively.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARY

      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations, Continued


         Comparison of the Years Ended March 31, 1996 and 1995

General
The Company earned net income of $1,060,000 for the year ended March 31, 1996, a $58,000 increase over net income of $1,002,000 for fiscal 1995. This increase was due primarily to an increase in other income and a decrease in general and administrative expenses, offset partially by a decrease in net interest income.

Net interest income
Net interest income was $7.2 million for fiscal 1996 compared to $7.6 million in 1995, a decrease of $379,000. The primary reason for the decrease was that a higher percentage of interest bearing liabilities repriced compared to interest earning assets. Total interest bearing assets increased in yield by an average of 45 basis points while interest bearing liabilities increased by an average cost of 103 basis points during fiscal 1996.

Interest on loans increased by $1.6 million to $13.5 million from $11.9 million in 1995 primarily due to average loans increasing by $12.5 million in 1996. Interest on mortgage-backed securities dropped to $110,000 from $135,000 due to a lower average balance outstanding in 1996. Investment interest decreased to $2.1 million from $2.3 million in fiscal 1996 compared to 1995 because of a decrease in average outstanding investments. Other interest income increased $6,500 in 1996 due to slightly higher yields on overnight investments. Total interest income increased by $1.4 million in 1996 up to $15.8 million from $14.4 million in 1995.

Interest on deposits increased to $6.8 million in 1996 compared to $5.5 million in 1995, due to the cost of interest bearing deposits rising in 1996. Interest on borrowings increased to $1.8 million in fiscal 1996 from $1.3 million in fiscal 1995 due to an increase in average borrowings and an increase in the average rate on borrowings. Total interest expense increased to $8.6 million in 1996 compared to $6.8 million in 1995, an increase of $1.8 million.

Provision for Loan Losses
The provision for loan losses during fiscal 1996 was $230,000 as compared to $300,000 for 1995. Net charge-offs increased by $346,000 in fiscal 1996 of which 81.0% of this total consisted of one commercial loan. The ratio of the allowance for loan losses to total loans at March 31, 1996 was 1.14% as compared to 1.30% a year earlier. Based on its monthly reviews of the loan portfolio, management believes the allowance for loan losses is adequate based on its estimate of losses inherent in the loan portfolio, although there can be no guarantee as to these estimates.

Other Income
Other income increased $156,000 in fiscal 1996 compared to 1995. The Bank had no gains on sale of investments in fiscal 1996 compared to a $2,500 loss in fiscal 1995. Gain on sale of loans which is a volatile source of income decreased by $37,000 in 1996. Loan servicing fees decreased by $6,000 while service fees on deposit accounts increased by $75,000. The increase in deposit account fees was attributable to an increase in demand accounts through efforts to attract commercial deposits and a special consumer checking account package which commenced in August 1995.

Due to the sluggish real estate market, lot sales in the Company's two real estate joint ventures, Willow Wood Associates located near Aiken, and Currytowne Associates located in Edgefield County, South Carolina, have been slower than anticipated. Income from real estate operations decreased by $135,000 in fiscal 1996 compared to fiscal 1995. A provision for real estate losses of $45,000 was charged to real estate operations for fiscal 1996 while no provision for real estate operations was expensed in fiscal 1995.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARY

      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations, Continued


Other income, which consists of net gain on real estate acquired in settlement of loans (REO), insurance commissions, and miscellaneous fees, increased by $256,000 in fiscal 1996 mainly due to an increase in net gain on sale of REO of $113,000 and a reversal of a $100,000 allowance for losses on REO in fiscal 1996 that was no longer necessary.

General and Administrative Expenses
General and administrative expenses decreased by $250,000 in fiscal 1996 due mainly to a $264,000 decrease in salaries and employee benefits, as a result of employee attrition and a restructuring in officer positions. Occupancy expense remained almost constant with a slight $4,800 decrease. Advertising expense increased by $67,000 in fiscal 1996 in order to promote new checking account products, certificates of deposit and the new Wal*Mart branch that opened in February 1996. Depreciation and maintenance of equipment expense decreased by $54,000. Amortization of intangibles remained the same in fiscal 1996 and 1995 at $465,000. Federal insurance premiums expense decreased by $31,000 in fiscal 1996. Other expenses consisting of legal, real estate owned expense, data processing and miscellaneous expenses rose by $38,000 in fiscal 1996.

Income Taxes
Income taxes increased by $39,000 to $539,000 in fiscal 1996 compared to $500,000 expensed in 1995 as a result of an increase in taxable income. The effective tax rate was approximately 34% and 33%, respectively.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARY

      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations, Continued


Regulatory Capital

The following table reconciles the Bank's stockholders' equity to its various regulatory capital positions:
                                                March 31
                                          --------------------
                                          1997            1996
                                          ----            ----
                                             (in thousands)

Stockholders' equity (1) (2)            $  15,529         15,131
Reduction for nonqualifying assets             --             --
Reduction for goodwill and other
 intangibles                                2,511          2,916
                                        ---------        -------
Tangible capital                           13,018         12,215
                                        ---------        -------
Qualifying core deposit intangible            938          1,120
Core capital                               13,956         13,335
                                        ---------        -------
Supplemental capital                        1,627          1,757
                                        ---------        -------

Risk-based capital                      $  15,583         15,092
                                        =========        =======

(1) For 1997 and 1996, includes unrealized losses of $167,000 and $123,000 respectively on certain available for sale securities.
(2)  For 1997 and 1996, excludes equity of Security Federal
     Corporation, the Parent.

The following table compares the Bank's capital levels relative to regulatory requirements at March 31, 1997.

             Amount    Percent   Actual  Actual   Excess  Excess
             Required  Required  Amount  Percent  Amount  Percent
             --------  --------  ------  -------  ------  -------
                           (dollars in thousands)

Tangible
 capital     $ 2,987    1.50%    $13,018  6.54%    $10,031  5.04%
Core capital   6,003    3.00      13,956  6.98       7,953  3.98
Risk-based
 capital      10,414    8.00      15,583 11.97       5,169  3.97

Liquidity and Capital Resources

Liquidity refers to the ability of the Bank to generate sufficient cash flows to fund current loan demand, to repay maturing borrowings, to fund maturing deposit withdrawals and to meet operating expenses. The Bank's primary sources of funds include loan repayments, loan sales, increased deposits, advances from the FHLB, the use of securities sold under agreements to repurchase and cash flow generated from operations. The need for funds varies among periods depending on funding needs as well as the rate of amortization and prepayment on loans. The use of FHLB advances and securities sold under agreements to repurchase vary depending on their relative costs. Advances from the FHLB decreased $8.8 million in fiscal 1997 and $3.2 million in fiscal 1996. Deposits decreased $4.3 million in fiscal 1997. The decrease in advances in deposits occurred due to the Bank's shrinkage of both its loan and investment portfolios in fiscal 1997.

The principal use of the Bank's funds is the origination of mortgages and other loans. Total demand in the Bank's primary market areas decreased slightly during fiscal 1997 compared to fiscal 1996 and fiscal 1995 respectively, due to an increase in interest rates, the slow real estate market, and higher refinancing volume in fiscal 1995. This resulted in loan originations of $52.8 million in fiscal 1997 as compared to $53.5 million in fiscal 1996 and $77.4 million in fiscal 1995.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARY

      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations, Continued


Outstanding loan commitments for which the Bank has not obtained prior commitments to purchase from other institutional investors amounted to $262,000 at March 31, 1997 compared to $604,000 at March 31, 1996. In addition, unused lines of credit on home equity loans, credit cards and other loans amounted to $20.7 million at March 31, 1997. Management does not anticipate that the percentage of funds drawn on unused lines of credit will increase substantially over amounts currently utilized. Funding of undisbursed loans in process of $1,375,000 at March 31, 1997, and commitments to originate loans and future advances on lines of credit are expected to be provided from loan amortizations and prepayments, deposit inflows and short-term borrowing capacity.

The Bank is required under applicable federal regulations to maintain a liquidity ratio at specified levels which are subject to change. Currently, a minimum of 5.0% of the combined total of deposits and certain borrowings must be maintained in the form of cash or eligible investments. At March 31, 1997, the Bank's liquidity ratio was approximately 16%. Management believes that liquidity during fiscal 1998 can be met through the Bank's deposit base and borrowing ability, and from maturing investments. See "Consolidated Statements of Cash Flows" in the consolidated financial statements.

Accounting and Reporting Changes

In May, 1995, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." The Statement requires that rights to service mortgage loans for others be recognized as a separate asset, however those rights are acquired. The Statement also requires that an entity assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The Statement applies prospectively in the Bank's fiscal year ended March 31, 1997 to transactions in which an enterprise sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased prior to adoption of the Statement. Based on the Bank's current mortgage banking activities, this Statement did not have a material impact on the Bank.

In June 1996, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The statement became effective for transactions occurring after December 31, 1996. The Statement uses a "financial components" approach that focuses on control to determine the proper accounting for financial asset transfers. Under that approach, after financial assets are transferred, an entity would recognize on the balance sheet all assets it controls and liabilities it has incurred. It would remove from the balance sheet those assets it no longer controls and liabilities it has satisfied. This statement contains special provisions that deal with servicing assets and liabilities, which supersede SFAS No. 122, but this statement retains the impairment and amortization approaches contained in SFAS No. 122. The adoption of the standard did not have a material effect on the Company.

In December 1996, the FASB issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of SFAS No. 125, and amendment of SFAS No. 125, which was effective December 31, 1996. This statement delays the effective date of certain provisions of SFAS No. 125 until after December 31, 1997. The amended provisions include those related to the transfers of financial assets and secured borrowings. The provisions in SFAS No. 125 related to servicing assets and liabilities are not delayed by this amendment. The adoption of this statement is not expected to have a material effect of the Company.

In February 1997, the FASB issued SFAS No. 128, Earnings per Share, which is effective for both interim and annual periods ending after December 15, 1997. This statement supersedes Accounting Principles Board Opinion No. 15, Earnings per Share. The purpose of this statement is to simplify current reporting and make U.S. reporting comparable to international standards. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures (as defined by the statement). The Company anticipates that adoption of this standard will not have a material affect on EPS.
                                       18

                SECURITY FEDERAL CORPORATION AND SUBSIDIARY

      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations, Continued



Also, in February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure, which is effective for financial statements for periods ending after December 15, 1997. This statement applies to both public and nonpublic entities. The new statement requires no change for entities subject to the existing requirements. The Company anticipates that adoption of the standard will not have a material affect on the Company.

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

                        Independent Auditors' Report


The Board of Directors
Security Federal Corporation:

We have audited the consolidated balance sheets of Security Federal Corporation and Subsidiary (the "Company") as of March 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 1997 in conformity with generally accepted accounting principles.


/s/KPMG PEAT MARWICK LLP
------------------------
KPMG PEAT MARWICK LLP

Greenville, South Carolina
May 9, 1997
                                       20

       SECURITY FEDERAL CORPORATION AND SUBSIDIARY

                 Consolidated Balance Sheets

                   March 31, 1997 and 1996


     Assets                             1997          1996
     ------                             ----          ----

Cash and cash equivalents            $ 7,903,637    9,823,664
Investment and mortgage-backed
 securities:
     Available for sale
      (amortized cost of
      $24,484,644 and
      $31,170,866 in 1997
      and 1996, respectively)         24,215,667    30,972,406
     Held to maturity (market
      value of $12,598,186,
      and $9,913,951 in 1997
      and 1996, respectively)         12,754,769    10,040,724
                                    ------------   -----------
                                      36,970,436    41,013,130
                                    ------------   -----------
Loans receivable, net:
     Held for sale                       211,212       612,919
     Held for investment (net
      of allowance of $1,767,483
      and $1,758,688 in 1997
      and 1996, respectively)        146,558,261   151,526,807
                                    ------------   -----------
                                     146,769,473   152,139,726
                                    ------------   -----------
Accrued interest receivable:
     Loans                               820,730       882,274
     Mortgage-backed securities           38,909        23,799
     Investments                         363,109       450,952
                                    ------------   -----------
                                       1,222,748     1,357,025
                                    ------------   -----------

Premises and equipment, net            3,952,149     3,187,185
Federal Home Loan Bank stock,
 at cost                                 785,700     1,233,200
Real estate acquired in
 settlement of loans                      52,009       718,763
Real estate held for development
 and sale                                840,813     1,389,579
Other assets                           3,148,980     3,953,859
                                    ------------   -----------
          Total assets              $201,645,945   214,816,131
                                    ============   ===========

    Liabilities and Shareholders' Equity
    ------------------------------------
Liabilities:
     Deposits                        168,060,858   172,374,727
     Advances from Federal
      Home Loan Bank                  14,114,000    22,864,000
     Other borrowings                    204,397       350,000
     Advance payments by
      borrowers for taxes
      and insurance                      244,449       385,708
     Other liabilities                 2,840,212     3,407,478
                                    ------------   -----------
          Total liabilities          185,463,916   199,381,913
                                    ------------   -----------

Commitments and contingencies

Shareholders' equity:
     Serial preferred stock,
      $.01 par value; authorized
      200,000 shares; issued
      and outstanding shares,
      none                                    --            --

     Common stock, $.01 par value;
      authorized 1,000,000 shares;
      issued and outstanding shares,
      417,122 in 1997 and 413,184
      in 1996                              4,171         4,132
     Additional paid-in capital        3,958,603     3,919,262
     Unrealized net loss on
      securities available for
      sale, net of income taxes         (166,872)     (123,125)
     Retained earnings,
      substantially restricted        12,386,127    11,633,949
                                    ------------   -----------
         Total shareholders'
          equity                      16,182,029    15,434,218
                                    ------------   -----------
         Total liabilities and
          shareholders'
          equity                    $201,645,945   214,816,131
                                    ============   ===========

See accompanying notes to consolidated financial statements.

PAGE

                SECURITY FEDERAL CORPORATION AND SUBSIDIARY

                     Consolidated Statements of Income

             For the years ended March 31, 1997, 1996 and 1995

                                 1997         1996       1995
Interest income:                 ----         ----       ----
     Loans                   $13,476,697  13,494,840  11,903,824
     Mortgage-backed
      securities                 340,845     109,998     134,901
     Investment securities     1,950,450   2,123,667   2,276,122
     Other                        74,421      93,789      87,295
                             -----------  ----------  ----------
         Total interest
          income              15,842,413  15,822,294  14,402,142
                             -----------  ----------  ----------
Interest expense:
     NOW and money market        928,628     976,423   1,141,084
     Passbook                    335,023     347,937     398,600
     Certificates of deposit   5,454,427   5,529,003   3,957,123
     Advances and other
       borrowed money          1,189,541   1,769,178   1,326,248
                             -----------  ----------  ----------
         Total interest
          expense              7,907,619   8,622,541   6,823,055
                             -----------  ----------  ----------
Net interest income            7,934,794   7,199,753   7,579,087
Provision for loan losses        300,000     230,000     300,000
                             -----------  ----------  ----------
         Net interest income
         after provision
         for loan losses       7,634,794   6,969,753   7,279,087
                             -----------  ----------  ----------
Other income:
     Gain (loss) on sales of
      investment securities           --          --      (2,504)
     Gain on sales of loans      199,062     124,677     161,922
     Loan servicing fees         334,006     312,653     318,695
     Service fees on deposits    886,272     584,420     509,181
     Income (loss) from real
      estate operations          (83,418)     34,068     168,795
     Other                       323,129     412,244     156,254
                             -----------  ----------  ----------
         Total other income    1,659,051   1,468,062   1,312,343
                             -----------  ----------  ----------
General and administrative
 expenses:
     Compensation and
      employee benefits        3,326,083   3,181,844   3,446,231
     Occupancy                   403,225     368,731     373,519
     Advertising                 198,469     197,575     130,748
     Depreciation and
      maintenance of
      equipment                  661,896     651,676     705,787
     Amortization of
      intangibles                465,240     465,240     465,240
     Federal insurance
      premiums                   229,689     387,722     419,040
     FDIC SAIF assessment        705,489          --          --
     Other                     2,054,602   1,586,756   1,548,982
                             -----------  ----------  ----------
         Total general and
          administrative
          expenses             8,044,693   6,839,544   7,089,547
                             -----------  ----------  ----------

Income before income taxes     1,249,152   1,598,271   1,501,883
Income taxes                     413,945     538,697     499,729
                             -----------  ----------  ----------
         Net income          $   835,207   1,059,574   1,002,154
                             ===========  ==========  ==========

Net income per common
 share                       $      2.01        2.58        2.48
                             ===========  ==========  ==========
Cash dividends per common
 share                       $       .20         .20         .20
                             ===========  ==========  ==========
Weighted average shares
 outstanding                     414,835     410,937     404,750
                             ===========  ==========  ==========

See accompanying notes to consolidated financial statements.

              SECURITY FEDERAL CORPORATION AND SUBSIDIARY

           Consolidated Statements of Shareholders' Equity

          For the years ended March 31, 1997, 1996 and 1995


                                        Unrealized
                                         Net Loss
                           Additional  on Securities
                    Common   Paid-in   Available for  Retained
                    Stock    Capital        Sale      Earnings    Total
                    -----    -------        ----      --------    -----
Balance at
 March 31, 1994   $ 3,938   3,685,436     (44,116)    9,735,337  13,380,595
Exercise of
 stock options        154     194,486         --           --       194,640
Net income                                            1,002,154   1,002,154

Cash dividends        --         --           --        (80,880)    (80,880)

Increase in
  unrealized
  net loss
  on securities
  available for
  sale, net of tax    --         --        (7,039)         --        (7,039)
                  -------   ---------     -------   -----------  ----------
Balance at
 March 31, 1995     4,092   3,879,922     (51,155)   10,656,611  14,489,470

Exercise of
 stock options         40      39,340        --            --        39,380

Net income           --          --          --       1,059,574   1,059,574

Cash dividends       --          --          --         (82,236)    (82,236)

Increase in
 unrealized
 net loss on
 securities
 available
 for sale,
 net of tax          --          --       (71,970)         --       (71,970)
                  -------   ---------     -------   -----------  ----------

Balance at
 March 31, 1996     4,132   3,919,262    (123,125)   11,633,949  15,434,218
                  =======   =========     =======   ===========  ==========

Exercise of
 stock options         39      39,341        --            --        39,380

Net income           --          --          --         835,207     835,207

Cash dividends       --          --          --         (83,029)    (83,029)

Increase in
 unrealized net
 loss on
 securities
 available
 for sale,
 net of tax         --           --       (43,747)         --       (43,747)
                  -------   ---------     -------   -----------  ----------

Balance at
 March 31,
 1997             $ 4,171   3,958,603    (166,872)   12,386,127  16,182,029
                  =======   =========     =======   ===========  ==========

     See accompanying notes to consolidated financial statements.

              SECURITY FEDERAL CORPORATION AND SUBSIDIARY

                 Consolidated Statements of Cash Flows

           For the years ended March 31, 1997, 1996 and 1995


                                 1997        1996          1995
Cash flows from operating        ----        ----          ----
 activities:
Net income                 $   835,207    1,059,574     1,002,154
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
    Depreciation               608,022      596,677       588,825
    Amortization of purchase
      accounting adjustments   465,240      465,240       465,240
    Discount accretion and
      premium amortization     151,334      210,445       230,459
    Provisions for losses on
      loans and real estate    154,773      175,000       300,000
    Gain on sale of loans     (199,062)    (124,677)     (161,922)
    (Gain) loss on sale of
      investments                 --           --           2,504
    (Gain) loss on sale
      of real estate           294,147     (180,030)     (155,342)
    FHLB stock dividends          --           --            --
    Amortization of
      deferred fees on loans  (112,015)    (115,867)     (110,274)
    Loss on disposition
      of premises and
      equipment                 29,637         --           5,455
    Proceeds from sale of
      loans held for sale   12,621,196   12,527,406    16,219,422
    Origination of loans
      for sale             (12,020,427) (12,239,017)  (12,979,526)
    (Increase) decrease in
      accrued interest
      receivable:
        Loans                   61,544     (127,009)      459,596
        Mortgage-backed
          securities           (15,110)      (1,471)       (3,453)
        Investments             87,843       13,277        70,180
    Increase (decrease)
      in advance payments
      by borrowers            (141,259)     (56,748)       87,610
    Other, net                (258,528)    (419,255)     (962,180)
                              ---------    ---------     ---------
         Net cash provided
           by operating
           activities         2,562,542    1,783,545     5,058,748
                              ---------    ---------     ---------
Cash flows from investing
 activities:
    Principal repayments
      on mortgage-backed
      securities                558,205      221,819       561,015
    Purchase of investment
      securities available
      for sale              (17,968,095)    (487,656)         --
    Maturities of
      investment securities
      available for sale     24,500,000    1,000,000     4,000,000
    Purchase of investment
      securities held to
      maturity               (3,473,204)  (1,492,344)     (500,000)
    Maturities of investment
      securities held to
      maturity                3,000,000    3,000,000     3,205,155
    Proceeds from sales of
      investment securities        --           --       1,500,000
    Purchase of FHLB stock     (151,400)    (389,600)   (1,053,900)
    Redemption of FHLB stock    598,900      571,500       750,000
    (Increase) decrease in
       loans receivable       1,744,689   (4,598,956)  (27,558,549)
    Investment in real
      estate held for
      development              (612,234)    (262,968)     (355,155)
    Proceeds from sale of
      real estate held for
      development             1,077,582      350,180       625,674
    Proceeds from sale of
      real estate acquired
      through foreclosure       898,732    1,725,210       804,714
    Increase (decrease) in
      interest-bearing
      deposits with banks          --           --         (95,000)
    Purchase of premises
      and equipment          (1,402,623)    (532,691)     (252,355)
    Proceeds from sales
      of premises and
      equipment                    --           --           2,522
                              ---------    ---------     ---------
         Net cash provided
           (used) by
           investing
           activities         8,770,552     (895,506)  (18,365,879)
                              ---------    ---------    ----------

                         (Continued)
                                       24

             SECURITY FEDERAL CORPORATION AND SUBSIDIARY

                Consolidated Statements of Cash Flows

         For the years ended March 31, 1997, 1996 and 1995




                               1997       1996           1995
                               ----       ----           ----
Cash flows from financing
 activities:
   Increase (decrease)
     in deposit accounts   $ (4,313,869)   6,100,090    (7,158,055)
   Proceeds from FHLB
     advances                94,600,000  100,904,000   153,775,000
   Repayment of FHLB
     advances              (103,350,000)(104,073,000) (136,358,000)
   Proceeds from other
     borrowings                 234,552      350,000          --
   Repayment of other
     borrowings                (380,155)        --            --
   Dividends to
     shareholders               (83,029)     (82,236)      (80,880)
   Proceeds from exercise of
     stock options               39,380       39,380       194,640
                            -----------    ---------    ----------
        Net cash provided
          (used) by
          financing
          activities        (13,253,121)   3,238,234    10,372,705
                            -----------    ---------    ----------

Net increase (decrease) in
 cash and cash equivalents   (1,920,027)   4,126,273    (2,934,426)
Cash and cash equivalents
 at beginning of year         9,823,664    5,697,391     8,631,817
                            -----------    ---------    ----------

Cash and cash equivalents
 at end of year             $ 7,903,637    9,823,664     5,697,391
                            ===========    =========    ==========



Supplemental disclosure of
 cash flow information:
   Cash paid during the
     period for:
       Interest            $ 7,910,716     8,402,928     5,398,792
       Income taxes        $   534,000       424,000       545,242
Supplemental schedule of
 non cash transactions:
   Additions to real estate
     acquired through
     foreclosure, net      $    57,670       711,760       661,650
   Transfer of securities
     held to maturity to
     available for sale           --      27,867,170          --
   Increase in unrealized
     net loss on securities
     available for sale,
     net of taxes              (43,747)      (71,970)       (7,039)
   Securitization of loans
     held for investment
     to investments held
     to maturity             2,796,062     1,054,529          --

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

Management classifies investment securities not considered as held to maturity as available for sale, which are stated at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Gains and losses from sales of investment and mortgage-backed securities available for sale are determined using the specific identification method. The Company has no trading securities. As permitted by Statement 115, the Company initially adopted the statement as of March 31, 1994, the effect of which was to decrease shareholders' equity by $44,116.

In November 1995, the FASB issued a guide to implementation of Statement 115 on accounting for certain investments in debt and equity securities which allows for the one-time transfer of certain investments classified as held to maturity to available for sale. In December 1995, the Bank transferred securities with a carrying value of approximately $27.9 million and a market value of $27.7 million to available for sale. The transfer decreased shareholders' equity by approximately $108,000.

At March 31, 1997, the Bank maintained liquid assets in excess of the amount required by regulations. The required amount is 5% of the average daily balances of deposits and short-term borrowings. Liquid assets consist primarily of cash, including time deposits and investment securities with remaining maturities of less than five years.

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

On April 1, 1995, the Bank adopted the provisions of SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures."
SFAS No. 114 requires creditors to evaluate loans for impairment and value those loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan, and requires disclosure of income recognition methods used. The adoption of this standard required no increase to the allowance for loan losses and had no impact on net income for fiscal year 1996.

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

     -----------------------------------------

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

(i)  Income Taxes
     ------------
The Bank adopted SFAS No. 109 "Accounting for Income Taxes" effective April 1, 1993. Under SFAS No. 109 deferred tax expense or benefit is recognized for the net change during the year in the deferred tax liability or asset. That amount together with income taxes currently payable is the total amount of income tax expense or benefit for the year. Upon adoption of SFAS No. 109 the Bank realized an addition to net income of $30,000. Deferred taxes are provided for differences in financial reporting bases for assets and liabilities as compared with their tax bases. Basically, a current tax liability or asset is established for taxes presently payable or refundable and a deferred tax liability or asset is established for future tax items. A valuation allowance, if applicable, is established for deferred tax assets that may not be realized. Tax bad debt reserves in excess of the base year amount (established as taxable years ending March 31, 1988 or later), would create a deferred tax liability. Deferred income taxes are provided for differences between the provision for loan losses for financial statement purposes and those allowed for income tax purposes.

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

     ------------------------------------------

(m) Fair Value of Financial Instruments
    -----------------------------------
SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" requires disclosure in the financial statements regarding the fair value of on and off-balance sheet financial instruments for which it is practicable to do so. Fair values are based on quoted market prices where available and on estimates of present value or other valuation techniques. These estimates are made at a specific point in time and are subjective in nature involving uncertainties and significant judgment. In addition, SFAS No. 107 excludes all non-financial instruments and certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair values presented do not represent the underlying fair value of the Bank.

Fair values for consolidated financial statement reporting purposes are estimated for loans with similar financial characteristics. These loans are segregated by type of loan, considering credit risk, interest rate and prepayment characteristics. Each loan category is further segmented into fixed and adjustable rate categories.

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

(o)  Use of Estimates
     ----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

(p)  Reclassifications
     -----------------
Certain amounts in prior years' consolidated financial statements have been reclassified to conform with current year classifications.

(2)  Investment and Mortgage-Backed Securities, Available for
     Sale
     --------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses and market value of investment and mortgage-backed securities available for sale are as follows:


                                    March 31, 1997
                    ---------------------------------------------
                                   Gross       Gross
                      Amortized  Unrealized  Unrealized   Market
                         Cost      Gains       Losses     Value
                         ----      -----       ------     -----
   U.S. Treasury
    notes           $ 13,011,225      --       125,272  12,885,953
   FHLB Securities    10,974,509      --       143,705  10,830,804
   Federal Farm
   Credit
   Securities           498,910      --            --     498,910
                    ------------   -----     ---------  ----------
                    $ 24,484,644      --       268,977  24,215,667
                    ============   =====     =========  ==========

                                     March 31, 1996
                    -----------------------------------------------
                                   Gross       Gross
                      Amortized  Unrealized  Unrealized   Market
                         Cost      Gains       Losses     Value
                         ----      -----       ------     -----

   U.S. Treasury
    notes           $ 31,170,866    1,782     200,242   30,972,406
                    ============   ======    ========  ===========

The amortized cost and market value of investment securities available for sale at March 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties.

                                Amortized        Market
                                   Cost          Value
                                   ----          -----

   In one year or less       $   4,511,021     4,493,510
   After one year through
    five years                  19,973,623    19,722,157
                             -------------   -----------
                             $  24,484,644    24,215,667
                             =============   ===========

At March 31, 1997 investment securities available for sale of $4,150,000 were pledged as collateral for certain deposit accounts and Federal Home Loan Bank of Atlanta borrowings.

The Bank sold no securities in fiscal 1997 or 1996. The Bank received $1,498,000 proceeds from sales of securities in the year ending March 31, 1995, with approximately $1,500 recorded in gross gains and $4,000 in gross losses.

(3)  Investment and Mortgage-Backed Securities, Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses and market values of investment securities held to maturity are as follows:

                                    March 31, 1997
                      ------------------------------------------
                                   Gross       Gross
                      Amortized  Unrealized  Unrealized   Market
                         Cost      Gains       Losses     Value
                         ----      -----       ------     -----
   FNMA securities   $   500,000    11,025         --     511,025
   FHLB securities     6,478,201     3,772    148,579   6,333,394
   FHLMC bond          1,000,000               15,220     984,780
   Mortgage-backed
    securities         4,776,568    15,976     23,557   4,768,987
                     -----------   -------   -------- -----------
                     $12,754,769    30,773    187,356  12,598,186
                     ===========   =======   ======== ===========

                                    March 31, 1997
                      ------------------------------------------
                                   Gross       Gross
                      Amortized  Unrealized  Unrealized   Market
                         Cost      Gains       Losses     Value
                         ----      -----       ------     -----

   FNMA securities   $ 1,006,250     7,030     2,016    1,011,264
   FHLB securities     5,492,366        --   138,422    5,353,944
   FHLMC bond          1,000,000        --    10,900      989,100
   Mortgage-backed
    securities         2,542,108    32,651    15,116    2,559,643
                     -----------   -------   -------  -----------
                     $10,040,724    39,681   166,454    9,913,951
                     ===========   =======   =======  ===========

The amortized cost and market value of investments securities held to maturity at March 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities due to call features on certain investments.

                                Amortized        Market
                                   Cost          Value
                                   ----          -----

   In one year or less       $     498,528       995,340
   After one year through
    five years                   6,979,673     6,322,834
   More than five years            500,000       511,025
   Mortgage-backed securities    4,776,568     4,768,987
                             -------------   -----------
                             $  12,754,769    12,598,186
                             =============   ===========

(4)  Loans Receivable, Net
     ---------------------

Loans receivable, net at March 31, consisted of the following:

                                            1997            1996
                                            ----            ----
   Residential real estate             $ 50,534,682      59,951,018
   Consumer                              46,894,063      44,810,133
   Commercial real estate                 6,527,692      10,629,652
   Commercial business                   46,047,825      38,764,035
   Loans held for sale                      211,212         612,919
                                       ------------    ------------
                                        150,215,474     154,767,757
   Less:                               ------------    ------------
     Allowance for loan losses            1,767,483       1,758,688
     Loans in process                     1,375,319         474,575
     Deferred loan fees                     303,199         394,768
                                       ------------    ------------
                                          3,446,001       2,628,031
                                       ------------    ------------
                                       $146,769,473    $152,139,726
                                       ============    ============

Changes in the allowance for loan losses for the years ended March 31, are summarized as follows:

                                1997         1996            1995
                                ----         ----            ----
   Balance at beginning of
    year                    $ 1,758,688    1,955,119      1,735,073
   Provision for loan
    losses                      300,000      230,000        300,000
   Charge-offs                 (320,643)    (471,938)      (105,073)
   Recoveries                    29,438       45,507         25,119
                            -----------   ----------     ----------
   Balance at end of year   $ 1,767,483    1,758,688      1,955,119
                            ===========   ==========     ==========

The following table sets forth the amount of the Company's non-accrual loans and the status of the related interest income at March 31:

                                             1997            1996
                                             ----            ----

   Non-accrual loans                    $ 1,368,072       2,572,000
   Interest income which would have
     been recognized under original
     terms                                   75,029          82,670

Loans serviced for others at March 31, 1997, 1996 and 1995, were $88,295,000, $93,310,000, and $97,637,000, respectively.

At March 31, 1997, impaired loans amounted to $1,241,000. These loans are well secured and no loss is estimated at this time. For the year ended March 31, 1997, the average recorded investment in impaired loans was $1,786,000.

The Bank originates residential and commercial real estate loans throughout its primary market area located in the south and central regions of South Carolina. Although this region has a diverse economy, much of the area is
dependent on the nearby Savannah River Site.   Employment at the Savannah
River Site is expected to decline in the future. The future impact on the local economy and real estate market could affect the financial status of the Bank's customers. The degree of impact will be affected by the timing and terms associated with the Savannah River Site employment reduction, growth of other sectors of the local economy, etc. Future additions to the Bank's allowance for loan losses are dependent on the performance of the Bank's loan portfolio, the economy, changes in real estate values, and interest rates. There can be no assurance that additions to the allowance will not be required in future periods. Management continues to monitor its loan portfolio for the impact of local economic changes.
                                       32

(5)  Premises and Equipment, Net
     ---------------------------

Premises and equipment, net at March 31, are summarized as follows:

                                             1997            1996
                                             ----            ----

   Land                                 $   452,283         440,323
   Buildings and improvement              3,119,014       2,998,995
   Furniture and equipment                3,997,350       2,936,904
                                        -----------     -----------
                                          7,568,647       6,376,222
   Less accumulated depreciation         (3,616,498)     (3,189,037)
                                        -----------     -----------
                                        $ 3,952,149       3,187,185
                                        ===========     ===========

Depreciation expense for the years ended March 31, 1997, 1996, and 1995, was approximately $608,000, $597,000, and $589,000, respectively.

The Bank has entered into noncancelable operating leases related to buildings and land. At March 31, 1997, future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more are as follows (by fiscal year):

   1998                                                $     62,584
   1999                                                      35,039
   2000                                                      30,165
   2001                                                      26,158
   2002                                                       6,000
   Thereafter                                                 5,000
                                                       ------------
                                                       $    164,946
                                                       ============

Total rental expense amounted to $61,000, $54,000, and $65,000 for the years
ended March 31, 1997, 1996 and 1995, respectively.   Five lease agreements
with monthly expenses of $2,030, $2,014, $500, $407 and $350 have renewal options of 7, 10, 60, 20 and 10 years, respectively.

(6)  FHLB Stock
     ----------

Investment in the stock of the Federal Home Loan Bank is required by law for every Federally insured savings institution. No ready market exists for this stock and it has no quoted market value. However, because redemption of this stock has been at par it is carried at cost.

The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB of Atlanta. The Bank is in compliance with this requirement with an investment in FHLB of Atlanta stock of $785,700 as of March 31, 1997.

(7)  Real Estate Operations
     ----------------------

The Company participates in two real estate joint ventures. The Company owns 50 and 62.5 percent of the joint ventures which have been consolidated into the Company's financial statements, since the Company has voting control in both partnerships. The Company had $350,000 invested in the two partnerships at March 31, 1997. Income from real estate operations was as follows:

                                1997         1996            1995
                                ----         ----            ----
   Real estate acquired for
     development and sale:
       Sales                $ 1,077,582       350,180        625,674
       Cost of sales          1,306,227      (296,508)      (460,299)
                             ----------      --------      ---------
          Gross profit        (228,645)       53,672         165,375

   Amortization (deferral)
     of gain on sale of
     real estate                  --          25,396           3,420
   Provision expense
     (reversal) for real
     estate losses            (145,227)       45,000            --
                            ----------      --------       ---------
          Income from
           real estate
           operations          (83,418)       34,068         168,795

   Other expenses, net         108,553        38,535         115,236
                            ----------      --------       ---------
          Net income
           (loss)           $ (191,971)       (4,467)         53,559
                            ==========      ========       =========

The following is a summary of the allowance for estimated losses on real estate:

                                1997         1996            1995
                                ----         ----            ----
   Balance at beginning of
     year                  $   195,227       150,227         150,227
   Provision (reversal)
     for real estate losses   (145,227)       45,000            --
                           -----------      --------        --------
   Balance at end of year  $    50,000       195,227         150,227
                           ===========      ========        ========

Condensed combined financial information for the joint ventures as of March 31 is as follows:

                                             1997            1996
                                             ----            ----
   Real estate held for development,
     net                               $    840,813      1,389,579
   Other assets                             111,730         71,129
                                       ------------     ----------
   Total assets                             952,543      1,460,708
   Liabilities (principally a loan
     payable to the Company)                213,527        277,339
                                       ------------     ----------
   Partners equity                     $    739,016      1,183,369
                                       ============     ==========

(8)  Deposits
     --------

Deposits outstanding by type of account at March 31 are summarized as follows:

                              1997                            1996
                    ----------------------         -----------------------
                            Weighted                       Weighted
                    Amount    Rate      Range     Amount     Rate     Range
                    ------    ----      -----     ------     ----     -----
 Checking      $43,601,652  1.36%     0-1.75%  $42,251,949  1.35%     0-1.75%
 Money Market   11,640,884  2.80   2.75-3.00    13,769,693  2.81   2.75-3.00
 Passbook
  accounts      13,451,308  2.49      0-3.00    13,615,436  2.50      0-3.00
               -----------  ----   ---------   -----------  ----   ---------
                68,693,844  1.83      0-3.00    69,637,078  1.86      0-3.00
               -----------  ----   ---------   -----------  ----   ---------
 Certificate
  accounts:
   0-4.99%       3,935,588                       5,116,366
   5.00-6.99%   95,234,017                      97,046,823
   7.00-8.99%      197,409                         574,460
   9.00-12.99%        --                              --
               -----------  ----   ---------   -----------  ----   ---------
Total
 certificates
 of deposit     99,367,014  5.40   4.70-7.75   102,737,649  5.65   3.30-7.75
              ------------  ----   ---------   -----------  ----   ---------
              $168,060,858  3.94%     0-7.75% $172,374,727  4.12%     0-7.75%
              ============  ====   =========  ============  ====   =========

The aggregate amount of short-term certificates of deposit with a minimum denomination of $100,000 was $15,737,000 and $9,847,000 at March 31, 1997 and
1996, respectively. The amounts and scheduled maturities of certificates of deposit at March 31, are as follows:

                                1997              1996
                                ----              ----

Within 1 year               $  83,998,768      83,523,749
After 1 but within 2 years     12,199,870      16,010,769
After 2 but within 3 years      1,344,995       1,659,385
After 3 but within 4 years      1,177,613       1,237,789
After 4 but within 5 years        645,768         305,957
Thereafter                           --              --
                            -------------     -----------
                            $  99,367,014     102,737,649
                            =============     ===========

(9)  Advances From Federal Home Loan Bank
     ------------------------------------

Advances from the Federal Home Loan Bank at March 31 are summarized by year of maturity and weighted average interest rate below:

                           1997                    1996
                   --------------------   ---------------------
                               Weighted                Weighted
                        Amount    Rate        Amount     Rate
                        ------    ----        ------     ----

   1997            $         --     --    $ 17,214,000    5.94%
   1998              11,952,000   5.88%      3,452,000    6.60
   1999                 490,000   8.65         490,000    8.65
   2000                 528,000   8.70         528,000    8.70
   2001                 856,000   8.75         856,000    8.75
   Thereafter           288,000   7.97         324,000    7.97
                   ------------   ----    ------------    ----
                   $ 14,114,000   6.30%   $ 22,864,000    6.29%
                   ============   ====    ============    ====

These advances are secured by a blanket collateral agreement with the FHLB pledging the Bank's portfolio of residential first mortgage loans. Advances are subject to prepayment penalties.

(10) Income Taxes
     ------------

Income tax expense for the years ended March 31, is comprised of the following:

                          1997         1996            1995
   Current:               ----         ----            ----
     Federal        $    579,589    $    571,810      660,413
     State                    --              --           --
                    ------------    ------------    ---------
                         579,589         571,810      660,413
                    ------------    ------------    ---------
   Deferred:
     Federal            (139,141)        (27,879)    (122,537)
     State               (26,503)         (5,234)     (38,147)
                    ------------    ------------    ---------
                        (165,644)        (33,113)    (160,684)
                    ------------    ------------    ---------

                    $    413,945         538,697      499,729
                    ============    ============    =========

     -----------------------

The Company's income taxes differ from those computed at the statutory federal income tax rate, as follows:

                               1997         1996         1995
                               ----         ----         ----
  Tax at statutory income
    tax rate                 $  424,712     543,412       510,640
  State income tax expense
    (benefit), net              (17,492)     (3,454)      (25,177)
  Other                           6,725      (1,261)       14,266
                             ----------    --------      --------
                             $  413,945     538,697       499,729
                             ==========    ========      ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31 are presented below.

                                            1997          1996
   Deferred tax assets:                     ----          ----
     Provision for loan losses           $486,789         500,572
     Net fees deferred for
      financial reporting                  80,716          35,712
     Unrealized loss on securities
      available for sale                  102,105          75,325
     Other real estate basis for
      tax purposes over financial
      statement basis                      18,980          74,022
     Other                                205,964         106,378
                                         --------        --------
   Total gross deferred
     tax assets                           894,554         792,009
                                         --------        --------
   Deferred tax liabilities:
     FHLB stock basis over tax basis      126,566         178,999
     Depreciation                         201,156         193,791
     Other                                     --          44,811
                                         --------        --------
   Total gross deferred
     tax liability                        327,722         417,601
                                         --------        --------
                Net deferred tax asset   $566,832         374,408
                                         ========        ========

A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale. The related current period deferred tax benefit of $26,780 has been recorded directly to shareholder's equity. The balance of the change in the net deferred tax asset results from the current period deferred tax benefit of $165,644. The net deferred tax asset is included in other assets in the accompanying consolidated balance sheets.

No valuation allowance for deferred tax assets was required at April 1, 1996, and for the years ended March 31, 1996 and 1997. The realization of net deferred tax assets may be based on utilization of carrybacks to prior taxable periods, anticipation of future taxable income in certain periods, and the utilization of tax planning strategies. Management has determined that it is more likely than not that the net deferred tax asset can be supported based upon these criteria.

Retained earnings at March 31, 1997 includes tax bad debt reserves of approximately $2.2 million, for which no provision for federal income tax has been made. If, in the future, these amounts are used for any purpose other than to absorb bad debt losses, including dividends, stock redemptions, or distributions in liquidation, or the Company ceases to be qualified as a bank, they may be subject to federal income tax at the then prevailing corporate tax rate.

(11) Regulatory Matters
     ------------------

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a material adverse effect on the Company. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

As of March 31, 1997, the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain risk-based, core and tangible capital ratios of 10.0%, 6.0% and 5.0%, respectively. There are no conditions or events since that notification that management believes have changed the Bank's classification.

The Bank's regulatory capital amounts and ratios are as follows as of the dates indicated:

                                                         To Be Well
                                      For Capital     Capitalized Under
                                       Adequacy       Prompt Corrective
                        Actual         Purposes       Action Provisions
                    --------------   --------------   -----------------
                    Amount   Ratio   Amount   Ratio     Amount    Ratio
-----------------------------------------------------------------------
(in thousands)

March 31, 1997
Risk-based
 Capital (to risk
 weighted assets)  $15,583   12.0%   $10,414   8.0%    $13,017   10.0%
Core Capital
 (to adjusted
 tangible assets)   13,956    7.0      6,003   3.0      12,006    6.0
Tangible
 Capital (to
 tangible assets)   13,018    6.5      2,987   1.5       9,958    5.0

March 31, 1996
Risk-based
 Capital (to risk
 weighted assets)  $15,092   10.6%   $11,425   8.0%    $14,281   10.0%
Core Capital
 (to adjusted
 tangible assets)   13,335    6.3      6,332   3.0      12,663    6.0
Tangible
 Capital (to
 tangible assets)   12,215    5.8      3,149   1.5      10,497    5.0
-----------------------------------------------------------------------

The payment of dividends by the Bank to the Company is subject to substantial restrictions and would require prior notice to and approval of the OTS.

On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on Savings Association Insurance Fund ("SAIF") member institution, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits as of March 31, 1995, payable on November 27, 1996. The special assessment was recognized in the second quarter of fiscal 1997 and is tax deductible. The Bank took a charge of $705,000 ($437,000 after-tax) as a result of the special assessment.

     -----------------------------

The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and Bank Insurance Fund ("BIF") members. As of January 1, 1997, BIF deposits are assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated 6.4 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date BIF and SAIF are merged. The Funds Act specifies that BIF and SAIF will be merged on January 1, 1999 provided no savings associations remain at that time.

As a result of the Funds Act, the FDIC lowered SAIF assessments to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. SAIF members will continue to make the higher FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an-on-going basis, whether the savings charter will be eliminated or whether the BIF and SAIF will eventually be merged.

(12) Employee Benefit Plans
     ----------------------

The Company participates in a multi-employer defined benefit plan. The plan provides defined benefits to substantially all full-time employees of the Company with one or more years of service. Separate actuarial valuations are not available for each participating employer, nor are plan assets segregated. The Company was required to contribute $67,000 to the plan in the year ended March 31, 1997. There were no contributions to the plan required for the years ended March 31, 1996, 1995 and 1994.

The Company participates in a multiple employer defined contribution employee benefit plan covering substantially all employees with one or more years of service. The Company matches a portion of employees contributions, and the related expenses were $55,861, $47,116, and $96,905 for the years ended March 31, 1997, 1996 and 1995, respectively.

The Company established an Employee Stock Ownership Plan ("ESOP") to acquire shares of the Company's common stock for the exclusive benefit of the employee participants. The ESOP borrowed $196,880 from a savings institution and purchased 19,688 shares of the Company's common stock. These shares were pledged as collateral for the ESOP debt which was paid in full in fiscal 1994. For the year ended March 31, 1995 the Company recorded expenses related to the ESOP trust of $70,931. Since the plan currently has no unallocated stock, there was no contribution for the year ended March 31, 1997.

Certain officers of the Company participate in an incentive stock option plan. Options are granted at exercise prices not less than the fair market value of the Company's common stock on the date of the grant. There were 4,489 shares granted during fiscal 1997 and no shares were granted in 1996. At March 31, 1997, there were a total of 8,427 shares granted and outstanding, with 4,489 shares being unexercisable on that date. At March 31, 1997, the Company had the following options outstanding:

                     Outstanding  Option  Earliest Date  Expiration
    Grant Date         Options    Price    Exercisable      Date
    ----------         -------    -----    -----------      ----
      3/8/88            3,938     $10.00    10/29/96      10/29/97
      1/7/97              898      32.00      1/1/02      12/31/02
      1/7/97              898      32.00      1/1/03      12/31/03
      1/7/97              898      32.00      1/1/04      12/31/04
      1/7/97              898      32.00      1/1/05      12/31/05
      1/7/97              897      32.00      1/1/06      12/31/06

There were no further options available at March 31, 1997.

The Company has elected the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in fiscal 1997, consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share amounts would have been reduced to the pro forms amounts indicated.

                                         1997
                                         ----
   Net income- as reported             $835,207
   Net income- pro forma               $803,529
   Earnings per share- as reported     $2.01
   Earnings per share- pro forma       $1.94

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

Financial instruments where the contract amount represents the Bank's credit risk include commitments under pre-approved but unused lines of credit of $19,814,000 and $16,700,000 and letters of credit of $668,000 and $129,000 at March 31, 1997 and 1996, respectively.

These loan and letter of credit commitments are subject to the same credit policies and reviews as loans on the balance sheet. Collateral, both the amount and nature, is obtained based upon management's assessment of the credit risk. Since many of the extensions of credit are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. In addition to these loan commitments noted above, the Bank had unused credit card loan commitments of $924,000 and $885,000 at March 31, 1997 and 1996, respectively.

Outstanding commitments on mortgage loans not yet closed amounted to $262,000 at March 31, 1997. Such commitments, which are funded subject to certain limitations, extend over varying periods of time with the majority being funded within 90 days. At March 31, 1997, the Bank had outstanding commitments to sell approximately $211,000 of loans.

(14) Related Party Transactions
     --------------------------

At March 31, 1997, the total aggregate indebtedness to the Bank by executive officers and directors of the Bank whose individual indebtedness exceeded $60,000 at any time over the period since April 1, 1995 was $426,000. There were $11,000 additions to loans to executive officers over $60,000 during fiscal 1997. Repayments on these loans totaled approximately $25,000. Loans to all employees, officers and directors of the Bank, in the aggregate, constituted approximately 5.36% of the total shareholders' equity of the Bank at March 31, 1997.

The Company paid insurance premiums to an insurance agency in which three directors of the Company are also officers, directors and shareholders. The Company incurred expense in the amount of $79,208, for the year ended March 31, 1995, which represented insurance and bond premiums for insurance coverage written for the Company. Of this amount, $8,062, was the actual commissions earned by the agency. Also, the Bank paid $875, during the year ended March 31, 1995 to the agency out of escrow accounts maintained for customers of the Bank. The Company paid approximately $2,000 in premiums in fiscal 1996.

The Company rents office space from a company in which a director and an officer of the Company and the Bank have an ownership interest. The Bank incurred expenses of $24,000, $24,000, and $23,000 respectively, for rent for the years ended March 31, 1997, 1996 and 1995.

Management is of the opinion that the transactions with respect to insurance coverage and office rent are made on terms that are comparable to those which would be made with unaffiliated persons.

(15) Security Federal Corporation Condensed Financial Statements
     (Parent Company Only)
     -----------------------------------------------------------

The following is condensed financial information of Security Federal Corporation (parent company only); the primary asset of which is its investment in the bank subsidiary, and the principal source of income for the Company is equity in undistributed earnings from the Bank.

                          Condensed Balance Sheet Data
                             March 31, 1997 and 1996

                                                1997          1996
                                                ----          ----
                  Assets
   Cash                                   $   214,514         71,795
   Investment in Security Federal Bank     15,362,473     15,007,910
     Investment in Real Estate
       Partnerships                           350,336        567,726
   Furniture and equipment, net                     0              0
   Income tax receivable from Bank             68,707         39,654
   Other assets                               200,984         97,133
                                          -----------    -----------
          Total assets                    $16,197,014     15,784,218
                                          ===========    ===========
Liabilities and Shareholders' Equity

   Loans Payable                                   --        350,000
   Accounts payable                            14,985             --
   Shareholders' equity                    16,182,029     15,434,218
                                          -----------    -----------

          Total liabilities and
           shareholders' equity           $16,197,014     15,784,218
                                          ===========    ===========

                     Condensed Statements of Income Data
              For the years ended March 31, 1997, 1996 and 1995

                                        1997      1996       1995
                                        ----      ----       ----
   Income:
     Equity in undistributed
       earnings of Security
       Federal Bank                 $ 898,309   1,098,307  1,038,428
     Equity in undistributed
       earnings of Real Estate
       Partnerships                  (213,094)        889         --
     Miscellaneous income              18,908         927         10
     (Provision) Reversal of
       allowance for loss for
       real estate partnerships       145,227          --         --
                                    ---------   ---------  ---------
                                      849,350   1,100,123  1,038,438
   Expenses:
     Miscellaneous                     14,143      40,549     36,284
                                    ---------   ---------  ---------

   Net income                       $ 835,207   1,059,574  1,002,154
                                    =========   =========  =========

(15) Security Federal Corporation Condensed Financial Statements
     (Parent Company Only)  Continued
     ---------------------  ---------


                    Condensed Statements of Cash Flow Data
               For the years ended March 31, 1997, 1996 and 1995

                                     1997       1996         1995
Operating activities:                ----       ----         ----
  Net income                     $ 835,207    1,059,574    1,002,154
  Adjustments to reconcile net
    income to net cash used in
    operating activities:
      Depreciation                    --            290          348
      Equity in undistributed
        earnings of Security
        Federal Bank              (898,309)  (1,098,307)  (1,038,428)
      Equity in undistributed
        earnings (loss) of real
        estate partnership         213,094         (889)        --
      Provision (Reversal) of
        allowance on Real Estate
        Partnerships              (145,227)        --           --
      (Increase) decrease in
        income taxes receivable
        and other assets          (132,937)    (118,096)      (3,896)
      Increase (decrease)
        in accounts payable         14,988       (1,230)     (14,160)
                                 ---------     --------     --------
          Net cash used in
            operating activities  (113,184)    (158,658)     (53,982)
                                 ---------     --------     --------
Investing activities:
  Purchase of Real Estate
    Partnerships from Bank            --       (561,000)        --
  (Investment) Return of
     capital in Real Estate
     Partnership                   149,552       (5,838)        --
  Dividend received from
    Security Federal Bank          500,000         --           --
                                 ---------     --------     --------
        Net cash provided
          by (used in)
          investing activities     649,552     (566,838)        --
                                 ---------     --------     --------
Financing activities:
  Proceeds of loan                    --        350,000         --
  Repayment of loan               (350,000)
  Dividends paid                   (83,029)     (82,236)     (80,880)
  Exercise of stock
    options                         39,380       39,380      194,640
                                 ---------     --------     --------
        Net cash provided by
          (used in) financing
          activities              (393,649)     307,144      113,760
                                 ---------     --------     --------
Net increase (decrease)
  in cash and cash equivalents     142,719     (418,352)      59,778
Cash and cash equivalents
  at beginning of year              71,795      490,147      430,369
                                 ---------     --------     --------
Cash and cash equivalents
  at end of year                 $ 214,514       71,795      490,147
                                 =========     ========     ========

(16) Carrying Amounts and Fair Value of Financial Instruments
     --------------------------------------------------------

The carrying amounts and fair value of financial instruments as of March 31, are summarized below:
                                             (In Thousands)
                                                 1997
                                         Carrying      Estimated
                                         Amount       Fair Value
                                         ------       ----------
  Financial Assets
  ----------------
    Cash and cash equivalents           $ 7,904        $ 7,904
    Investment and mortgage
      backed securities                  36,970         36,814
    Loans receivable, net               146,769        146,960
    Federal Home Loan Bank Stock            786            786

  Financial Liabilities
  ---------------------
    Deposits:
      Checking, Savings, and MMDA
        accounts                       $ 68,694       $ 68,694
      Certificate accounts               99,367         99,394
    Advances from Federal
      Home Loan Bank                     14,114         14,147
    Other borrowed money                    204            198

The Bank had, at March 31, 1997 $21.0 million of off-balance sheet financial commitments. These commitments are to originate loans and unused consumer lines of credit and credit card lines. Since these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair market value.

Fair value estimates are made at a specific point in time, based on relevant market data and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale the Bank's entire holdings of a particular financial instrument. Because no active market exists for a significant portion of the Bank's financial instruments fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in any of these assumptions used in calculating fair value would also significantly affect the estimates.
Further, the fair value estimates were calculated as of March 31, 1997.

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

             SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                        STOCKHOLDERS INFORMATION

ANNUAL MEETING
The annual meeting of stockholders will be held at 2:00 p.m., Tuesday, July 16, 1997 at the University of South Carolina-Aiken, Business and Educational Building, Room 116, 171 University Parkway, Aiken, SC.

STOCK LISTING
The Bank converted from mutual to stock concurrently with the formation of a Holding Company effective October 30, 1987, The Holding Company stock is traded over the counter and is only sporadically traded.

PRICE RANGE OF COMMON STOCK
The table below shows the range of high and low bid prices as reported by the Robinson-Humphrey Company, Inc., located in Aiken, South Carolina. Those prices represent actual transactions and do not include retail markups, markdowns or commissions. The Robinson-Humphrey Company makes a market for the stock.

               Quarter Ending        High         Low
               --------------        ----         ---
                  6-30-95           21.875       21.875
                  9-31-95           24.75        24.75
                 12-31-95           26.50        24.50
                  3-31-96           27.25        26.25
                  6-30-96           27.75        27.75
                  9-30-96           29.00        29.00
                 12-31-96           30.00        28.50
                  3-31-97           31.00        29.00

As of March 31, 1997, the Company had approximately 288 stockholders and 417,122 outstanding shares of common stock.

DIVIDENDS
The first quarterly dividend on the stock was paid to stockholders on March 15, 1991. Dividends will be paid upon the determination of the Board of Directors that such payment is consistent with the long-term interest of the Company. The factors affecting this determination include the Company's current and projected earnings, operating results, financial condition, regulatory restrictions, future growth plans and other relevant factors. The Company declared and paid quarterly dividends of $0.05 per share during each of the fiscal years ended March 31, 1996 and 1997.

The Bank may not declare or pay a cash dividend on its stock or repurchase shares of its stock if the offset thereof would be to cause its regulatory capital to be reduced below the amount required for the liquidation account or to meet applicable regulatory capital requirements. Pursuant to OTS regulations, Tier 1 associations, which are associations that before and after the proposed distribution meet or exceed their fully phased-in capital requirements, may make capital distributions during any calendar year equal to 100% of net income for the year-to-date plus 50% of the amount by which the associations total capital its fully phased-in capital requirement, as measured at the beginning of the capital year. However, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. The Bank is also required to give the OTS 30 days notice prior to the declaration of a dividend. Unlike the Bank, there is no regulatory restriction on the payment of dividends by the Company. However it is subject to the requirements of Delaware law which generally limit dividends to an amount equal to the excess of the corporation's net assets over paid-in capital; or if there is no such excess, to its net profits for the current and immediately proceeding fiscal year.

ANNUAL AND OTHER REPORTS
The Company is required to file an annual report on form 10-KSB for its fiscal year ended March 31, 1997, with the Securities and Exchange Commission.
Copies of the Form 10-KSB, annual report and the Holding Company's quarterly reports may be obtained without charge by contacting:
Mrs. Ruth Vance
Security Federal Corporation            SPECIAL COUNSEL
1705 Whiskey Road, South                Breyer & Aguggia
Post Office Box 810                     1300 I Street, NW
Aiken, South Carolina 29802-0810        Suite 470 East
803-641-3000                            Washington, DC 20005


                                  STOCKHOLDERS AND GENERAL
TRANSFER AGENT                    INQUIRIES
Security Federal Corporation      Mrs. Ruth Vance
1705 Whiskey Road South           Security Federal Corporation
Post Office Box 810               1705 Whiskey Road, South
Aiken, South Carolina 29802-0810  Aiken, South Carolina
                                   29802-0810
                                  803-641-3000

INDEPENDENT AUDITORS
KPMG Peat Marwick LLP
1 Insignia Plaza
Suite 600
Greenville, South Carolina 29603

                        SECURITY FEDERAL CORPORATION

PAGE

BOARD OF DIRECTORS*
-------------------------------------------------------------------------------------------
T. Clifton Weeks                 Senator Thomas L. Moore       (Directors Emeriti)
Chairman                         Owner, Boiler Efficiency      Walter E. Brooker, Sr.
Security Federal Corporation     Clearwater, SC                President, Brooker's Inc. (Retail)
Aiken, SC                                                      Denmark, SC

Dr. Robert E. Alexander          Timothy W. Simmons
Chancellor                       President/Chief Executive     Robert E. Johnson
University of South Carolina     Officer                       Corporate Secretary
 at Aiken                        Security Federal Corporation  Attorney (Retired)
Aiken, SC                        Aiken, SC                     Aiken, SC

William Clyburn                  G. L. Toole, III              Dr. Wallace McNair, Jr.
Advisor for Community Alliances  Attorney                      Retired Physician
Westinghouse Savannah River      Aiken, SC                     Aiken, SC
 Company
Aiken, SC
                                 Harry O. Weeks, Jr.           Harold A. Rudnick
                                 Hutson-Etherredge             Retired Retailer
                                  Companies                    Aiken, SC
                                 Aiken, SC

DENMARK ADVISORY BOARD**
---------------------------------------------------------------------------------------------------------
Walter E. Brooker, Sr.    David Crum      Jim Harrison        Claude E. McCain      Rev. Isaiah Odom
President                 Attorney        Owner               President             Owner
Brookers's Inc.           Crum, Crum and  Jim Harrison Art    H.C. McCain Agency    Odom's Auto Sure Auto
Denmark, SC                Crum            Gallery             Insurance             Parts
                          Denmark, SC     Denmark, SC         Denmark, SC           Denmark, SC


NORTH AUGUSTA ADVISORY BOARD**
------------------------------------------------------------------------------------------------------
Richard Borden        G.L. Brightharp     Helen Butler        Senator Thomas L. Moore   John Potter
Owner                 G.L. Brightharp &   Retired Banker      President                 Director of Finance
Borden Pest Control    Sons Mortuary      North Augusta, SC   Boiler Efficiency, Inc.   City of North
North Augusta, SC     North Augusta, SC                        Clearwater, SC            Augusta
                                                                                        North Augusta, SC

WAGENER ADVISORY BOARD**
-----------------------------------------------------------------------------------------------------------
M. Judson Busbee  Kent G. Ingram     Mary Lybrand   Joy J. Shealy  Richard H. Sumpter  Allison H. Tyler, Jr.
Owner             Owner & President  Retired Banker Principal      Retired Educator    Owner
Busbee Hardware   Garvin Oil Company Wagener, SC    Busbee         Wagener, SC         Tyler Brothers
Wagener, SC       Wagener, SC                       Elementary                         Department Store
                                                    School                             Wagener, SC
                                                    Wagener, SC


MIDLAND VALLEY ADVISORY BOARD**
------------------------------------------------------------------------------------------------------------
Charles Hilton      Rev. Nathaniel    Gloria Bush    Senator Thomas    Rev. Dennis       Carlton Shealy
General Manager       Irvin, Sr.         Johnson        L. Moore         Phillips        Owner
Breezy Hill         Pastor            Consultant     President         Pastor            C. Shealy Realty
Water & Sewer       Old Storm Branch  Aiken, SC      Boiler Effici-    Christian         Builders &
Graniteville, SC    Baptist Church                   ency, Inc.        Heritage Chruch   Developers
                    Clearwater, SC                   Clearwater, SC    Graniteville, SC  North Augusta, SC


                                      SECURITY FEDERAL BANK MANAGEMENT
------------------------------------------------------------------------------------------------------------
T. Clifton Weeks    Chairman                        Frank M. Thomas   Vice President/Branch Coordinator
Timothy W. Simmons  President and Chief Executive   Ruth Vance        Assistant Secretary/Assistant Vice
                     Officer                                            President

G.L. Toole, III     Vice President                  Al McKay***       Vice President/Financial Advisor
Robert E. Johnson   Corporate Secretary             Marianne Harden   Assistant Vice President/Mortgage Loan
                                                                        Processing
Roy G. Lindburg     Treasurer & Chief Financial     Carolyn Anderson  Assistant Vice President/Proof and
                      Officer                                           Transit
Thomas Clark        Senior Vice/President/Loan      Teresa Teuton     Assistant Vice President/Loan Services
                      Administration
Richard Garcia      Senior Vice President/          Ann Johnson       Assistant Vice President/Purchasing
                      Mortgage Lending/Marketing
Sandy Bartlett      Vice President/Human Resources  Gabriele Dukes    Assistant Vice President/Credit
                                                                        Counseling
Kathi Carr          Vice President/Mortgage Loan    Ronnie Gordon     Assistant Vice President/Consumer-
                      Operations                                        Commercial Lending
Harley Henkes       Internal Auditor/Compliance     Margaret Hurt      Manager/Accounting
                      and Security Officer
Joseph Taylor      Manager/Deposit/Network Services


WHISKEY ROAD OFFICE               DENMARK OFFICE                   NORTH AUGUSTA OFFICE
-------------------               --------------                   --------------------
Matt Fry  Manager                 Lee Hutto  Manager               Rodney Ingle  AVP/Manager

LAURENS STREET OFFICE             CLEARWATER OFFICE                WAGENER OFFICE
---------------------             -----------------                --------------
Patricia Moseley  AVP/Manager     Gail Dotson  AVP/Manager         Connie Jeffcoat  Manager


RICHLAND AVENUE OFFICE            LANGLEY OFFICE                   WAL*MART OFFICE
----------------------            --------------                   ---------------
Rhonda Morris  Manager            Pat Guglieri  AVP/Manager        David Carter  Manager


GRANITEVILLE OFFICE
-------------------
Elsie Dicks   AVP/Manager     * Security Federal Corporation, Security Federal Bank and Security Financial
                                  Services Corporation
                             ** Security Federal Bank
                            *** Security Financial Services
                                 Corporation

                                       46

                                   Exhibit 21

                        Subsidiaries of the Registrant






                                             State of          Percentage
Parent                   Subsidiary       Incorporation      of Ownership
------                   ----------       -------------      ------------

Security Federal
 Corporation       Security Federal Bank  United States         100%

Security Federal
  Bank             Security Financial
                   Services Corporation   South Carolina        100%

                                 Exhibit 23

                        Consent of KPMG Peat Marwick LLP









                             INDEPENDENT AUDITORS' CONSENT




Board of Directors
Security Federal Corporation:

We consent to incorporation by reference in the Registration Statement No. 33-80008 on Form S-8 of our report dated May 19, 1997, relating to the consolidated balance sheets of Security Federal Corporation and subsidiary
(the "Company") as of March 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 1997, which report appears in the March 31, 1997 annual report on Form 10-KSB of the Company.


/s/KPMG Peat Marwick LLP
------------------------
KPMG Peat Marwick LLP

Greenville, South Carolina
June 27, 1997