Form 10QSB
period 1997-06-30
SECURITY FEDERAL CORPORATION
filed 1997-08-14
CIK 818677

SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC  20549

                              Form 10 - QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

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

                             Yes (X)      No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


     Class     Outstanding Shares at

     Common Stock       June 30, 1997

     $0.01 Par Value         417,122

                                 INDEX

                       SECURITY FEDERAL CORPORATION

PART I - FINANCIAL INFORMATION (UNAUDITED)                             PAGE

Item 1.  Financial Statements (Unaudited):

     Consolidated Balance Sheets at
     June 30, 1997 and March 31, 1997                               2

     Consolidated Statements of Income for the
     Three months ended June 30, 1997 and 1996                      3-4

     Consolidated Statement of Shareholders' Equity                 5

     Consolidated Statements of Cash Flows                          6-7

     Notes to Consolidated Financial Statements                     8-11

Item 2.  Management's Discussion and Analysis
     Financial Condition and Results of Operations                 12-15

PART II. OTHER INFORMATION


     Other Information                                              16

     Signatures                                                     17


SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

                  SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS  (Unaudited)

                                                       June 30,      March 31,
                                                       1997          1997
                                                       --------      ---------
ASSETS
Cash and cash equivalents                            $  7,085,697  $  7,903,637
Investment and mortgage-backed securities:
  Available for sale: (Amortized cost of $29,904,923
                      at June 30, 1997 and $24,484,644
                      at March 31, 1997)               29,828,475    24,215,667
  Held to maturity: (Fair market value of $11,130,581
                    at June 30, 1997 and $12,598,186
                    at March 31, 1997)                 11,158,680    12,754,769
Loans receivable net:
  Held for sale                                           514,032       211,212
  Held for investment: (Net of allowance of $1,888,063
                       at June 30, 1997 and $1,767,483
                       at March 31, 1997)             144,804,959   146,558,261
                                                      -----------   -----------
                                                      145,318,991   146,769,473
                                                      -----------   -----------

Accrued interest receivable:
  Loans                                                   817,997       820,730
  Mortgage-backed securities                               37,745        38,909
  Investments                                             491,044       363,109
Premises and equipment, net                             3,972,543     3,952,149
Federal Home Loan Bank stock, at cost                     942,300       785,700
Real estate acquired in settlement of loans                97,212        52,009
Real estate held for development and sale                 742,355       840,813
Other assets                                            2,981,345     3,148,980
                                                      -----------   -----------
Total Assets                                          203,474,384   201,645,945
                                                      ===========   ===========


Liabilities and Stockholders' Equity
Liabilities:
  Deposit accounts                                   $165,165,444  $168,060,858
  Advances from Federal Home Loan Bank                 18,046,000    14,114,000
  Other borrowed money                                    185,945       204,397
  Advance payments by borrowers
    for taxes and insurance                               291,484       244,449
  Other liabilities                                     3,087,245     2,840,212
                                                      -----------   -----------
Total liabilities                                     186,776,118   185,463,916
                                                      -----------   -----------

Stockholders' Equity:
  Serial preferred stock, $.01 par value;
    authorized shares - 200,000 issued
    and outstanding, none
  Common stock, $.01 par value; authorized
    shares 1,000,000 issued and outstanding
    shares, 417,122 at June 30, 1997 and
    March 31, 1997                                          4,171         4,171
  Additional paid-in capital                            3,958,603     3,958,603
  Unrealized net loss on securities available
    for sale, net of income taxes                        (47,036)     (166,872)
  Retained earnings, substantially restricted          12,782,528    12,386,127
Total stockholders' equity                             16,698,266    16,182,029
                                                      -----------   -----------
Total liabilities and stockholders' equity           $203,474,384  $201,645,945
                                                      ===========   ===========

See accompanying notes to consolidated financial statements.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                        Three Months Ended
                                                             June 30,
                                                             --------
                                                      1997             1996
                                                      ----             ----
Interest income:
  Loans                                           $3,309,001        $3,375,487
  Mortgage-backed securities                          84,497            94,386
  Investment securities                              551,874           514,439
  Other                                               18,543            20,332
                                                   ---------         ---------
       Total interest income                       3,963,915         4,004,644
                                                   ---------         ---------

Interest expense:
   NOW and money market accounts                     205,325           232,102
   Passbook accounts                                  75,992            87,679
   Certificate accounts                            1,244,575         1,403,452
   Advances and other borrowed money                 254,865           348,127
                                                   ---------         ---------
       Total interest expense                      1,780,757         2,071,360
                                                   ---------         ---------

Net interest income                                2,183,158         1,933,284
Provision for loan losses                            150,000            75,000
                                                   ---------         ---------
Net interest income after provision for
  Loan losses                                      2,033,158         1,858,284
                                                   ---------         ---------

Other income:
   Gain on sale of loans                              30,130            30,091
   Loan servicing fees                                83,347            83,126
   Service fees on deposit accounts                  196,296           185,637
   Income from real estate operations                 30,040            25,905
   Other                                              80,717            36,640
                                                   ---------         ---------
       Total other income                            420,530           361,399
                                                   ---------         ---------

General and administrative expenses:
   Salaries and employee benefits                    896,826           822,667
   Occupancy                                         112,386            96,016
   Advertising                                        78,771            34,819
   Depreciation and maintenance of equipment         157,580           160,366
   FDIC insurance premiums                            19,434            92,842
   Amortization of intangibles                       116,310           116,310
   Other                                             411,406           479,512
                                                   ---------         ---------
       Total general and administrative expenses   1,792,713         1,802,532
                                                   ---------         ---------

                                                                    (Continued)

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                                        Three Months Ended
                                                             June 30,
                                                             --------
                                                      1997             1996
                                                      ----             ----

Income before income taxes                           660,975           417,151
Provision for income taxes                           239,547           138,651
                                                  ----------        ----------
Net income                                       $   421,428       $   278,500
                                                  ==========        ==========

Net income per common share                      $      1.01       $      0.67
                                                  ==========        ==========
Cash dividend on common stock                    $      0.06       $      0.05
                                                  ==========        ==========
Weighted average shares outstanding              $   417,122       $   413,184
                                                  ==========        ==========






















See accompanying notes to consolidated financial statements.

                 Consolidated Statement of Shareholders' Equity
                    For the three months ended June 30 1997
                                  (Unaudited)

                                           Unrealized
                                           Net Loss
                              Additional   on Securities
                     Common    Paid-In      Available    Retained
                      Stock    Capital      for Sale     Earnings      Total
                     ----------------------------------------------------------
Beginning balance
March 31, 1997       $  4,171 $  3,958,603 $ (166,872) $12,386,127 $ 16,182,029

Net income               ----         ----        ----     421,428      421,428

Cash dividend            ----         ----        ----    (25,027)     (25,027)

Exercise of stock
  options                                         ----        ----

Decrease in
  unrealized net
  loss on
  securities
  available for
  sale, net of tax       ----         ----     119,836        ----      119,836
                     ----------------------------------------------------------
Ending balance
June 30, 1997        $  4,171 $  3,958,603  $ (47,036) $12,782,528 $ 16,698,266
                     ==========================================================














See accompanying notes to consolidated financial statements.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                        Three Months Ended
                                                             June 30,
                                                             --------
                                                      1997             1996
                                                      ----             ----

Cash flows from operating activities:
Net Income                                       $     421,428     $    278,500
Adjustments to reconcile net income
to net cash provided by operating activities:
  Depreciation expense                                 135,376          152,597
   Amortization of purchase accounting adjustments     116,310          116,310
   Discount accretion and premium amortization             310           50,974
   Provisions for losses on loans and real estate      150,000           75,000
   Gain on sale of loans                              (30,130)         (30,091)
   Gain on sale of real estate                        (30,040)          (8,413)
   Amortization of deferred fees on loans             (24,275)         (36,895)
   Proceeds from sale of loans held for sale         1,207,520        4,327,113
   Origination of loans for sale                   (1,480,210)      (4,029,019)
   (Increase) decrease in accrued interest
     receivable:
       Loans                                             2,733         (16,010)
       Mortgage-backed securities                        1,164         (14,880)
       Investments                                   (127,935)         (70,534)
   Increase (decrease) in advance payments
     by borrowers                                       47,035         (13,371)
   Other, net                                          217,407        1,141,427
                                                  ------------      -----------
Net cash provided by operating activities        $     606,693     $  1,922,708
                                                  ------------      -----------

Cash flows from investing activities
Principal repayments on mortgage-backed
  securities                                            96,289          185,010
Purchase of investment securities available
  for sale                                         (7,420,157)      (2,483,399)
Maturities of investment securities available
  for sale                                          2,000,000         3,000,000
Purchase of investment securities held to
  maturity                                                  0       (1,994,531)
Maturities of investment securities held
  to maturity                                       1,500,000                 0
Purchase of FHLB Stock                              (156,600)                 0
Redemption of FHLB Stock                                    0            25,950
(Increase) decrease in loans to customers           1,567,967       (2,399,112)
Investment in real estate held for development       (61,408)          (51,429)
Proceeds from sale of real estate held
  for development                                     189,906           211,188
Proceeds from sale of real estate acquired
  through foreclosure                                  22,033           112,242
Purchase of premises and equipment                  (155,770)          (36,526)
                                                  -----------       -----------
Net cash used by investing activities            $(2,417,740)      $(3,430,607)
                                                  -----------       -----------

                                                                    (Continued)

                  SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
(Continued)

                                                        Three Months Ended
                                                             June 30,
                                                             --------
                                                      1997             1996
                                                      ----             ----

Cash flows from financing activities:
    Decrease in deposit accounts             $   (2,895,414)    $   (1,473,342)
    Proceeds from FHLB advances                   13,570,000         20,725,000
    Repayment of FHLB advances                   (9,638,000)       (20,068,000)
    Repayment of other borrowings            $      (18,452)                  0
    Dividends of share holders               $      (25,027)           (20,658)
                                              --------------     --------------
Net cash provided (used) by financing
  activities                                 $       993,107    $     (837,000)
                                              --------------     --------------

Net decrease in cash and cash equivalents          (817,940)        (2,344,899)
Cash and cash equivalents at beginning
  of period                                        7,903,637          9,823,664
                                              --------------     --------------
Cash and cash equivalents at end of period   $     7,085,697    $     7,478,765
                                              ==============     ==============

Supplemental disclosure of cash flow
  information:
  Cash paid during the period for:
    Interest                                  $    1,538,426    $     1,862,350
    Income Taxes                              $       95,000    $        58,281
  Additions to real estate acquired
    through foreclosure                       $       67,236    $        10,990
  (Increase) decrease in unrealized net
    loss on securities available for
    sale, net of taxes                        $      119,836    $      (28,437)
  Securitization of loans receivable          $            0          2,796,062



























See accompanying notes to consolidated financial statements.

                     Security Federal Corporation and Subsidiary
                      Notes to Consolidated Financial Statements
                                      (Unaudited)

1.    Basis of presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with general accepted accounting principles. Such statements are unaudited but, in the opinion of management, reflect all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in The Annual Report to Stockholders when reviewing interim financial statements. The results of operations for the three month period ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.    Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Security Federal Corporation(the "Company") and its wholly-owned subsidiary, Security Federal Bank (the "Bank") and its wholly owned subsidiary Security Financial Services Corporation ("SFSC"). SFSC engages primarily in investment brokerage services. Also included in consolidation are two real estate partnerships, which the Company purchased from SFSC in December 1995 at fair market value.

3.    Loans Receivable, Net

Loans receivable, net at June 30, 1997 and March 31, 1997, consisted of the following:

Loans held for sale were $514,032 and $211,212 at June 30, 1997 and March 31, 1997 respectively.

Loans held for investment:       June 30, 1997        March 31, 1997
                                 -------------        --------------
      Residential real estate   $   47,429,149       $    50,534,682
      Consumer                      46,234,109            46,894,063
      Commercial real estate         5,233,045             6,527,692
      Commercial business           49,624,999            46,047,825
                                 -------------         -------------
                                $  148,521,302       $   150,004,262
                                 -------------         -------------

Less:
      Allowance for possible
        loan loss               $    1,888,063       $     1,767,483
      Loans in process               1,543,907             1,375,319
      Deferred loan fees               284,373               303,199
                                 -------------        --------------
                                     3,716,343             3,446,001
                                 -------------        --------------
                                $  144,804,959       $   146,558,261
                                 =============        ==============

The following is a reconciliation of the allowance for possible loan losses:

                                 June 30, 1997          June 30,1996
                                 -------------          ------------
Beginning balance               $    1,767,483             1,758,688
Provision                              150,000                75,000

Charge-offs                           (59,683)              (63,190)
Recoveries                              30,263                 3,135
                                 -------------        --------------
Ending balance                  $    1,888,063             1,773,633
                                 =============        ==============

                 Security Federal Corporation and Subsidiary

4.    Securities

Investment and Mortgage-backed Securities, Held to Maturity
-----------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses and market values of investment and mortgage-backed securities held to maturity are as follows:

June 30, 1997
-------------
                                        Gross         Gross
                           Amortized    Unrealized    Unrealized    Market
                           Cost         Gains         Losses        Value
                           -----------  ------------  ------------  -----------
US Government and agency
Obligations               $  6,478,700 $      26,457 $      40,286 $  6,464,871

Mortgage-backed
  securities                 4,679,980        34,778        49,048    4,665,710
                           -----------  ------------  ------------  -----------
    Total                 $ 11,158,680 $      61,235 $      89,334 $ 11,130,581
                           ===========  ============  ============  ===========


March 31, 1997
--------------
                                        Gross         Gross
                           Amortized    Unrealized    Unrealized    Market
                           Cost         Gains         Losses        Value
                           -----------  ------------  ------------  -----------
US Government and agency
Obligations               $  7,978,201 $      14,797 $     163,799 $  7,829,199

Mortgage-backed
  securities                 4,776,568        15,976        23,557    4,768,987
                           -----------  ------------  ------------  -----------
    Total                 $ 12,754,769 $      30,773 $     187,356 $ 12,598,186
                           ===========  ============  ============  ===========

Investment and Mortgage-backed Securities, Available for Sale
-------------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses and market values of investment and mortgage-backed securities available for sale are as follows:

June 30, 1997
-------------
                                        Gross         Gross
                           Amortized    Unrealized    Unrealized    Market
                           Cost         Gains         Losses        Value
                           -----------  ------------  ------------  -----------
US Government and agency
Obligations               $ 29,904,923 $      37,576 $     114,024 $ 29,828,475

Mortgage-backed
  securities                         0             0             0            0
                           -----------  ------------  ------------  -----------
    Total                 $ 29,904,923 $      37,576 $     114,024 $ 29,828,475
                           ===========  ============  ============ ============

                  Security Federal Corporation and Subsidiary

-------------------------------------------------------------

March 31, 1997
--------------
                                        Gross         Gross
                           Amortized    Unrealized    Unrealized    Market
                           Cost         Gains         Losses        Value
                           -----------  ------------  ------------  -----------
US Government and agency
obligations               $ 24,484,644 $           0 $     268,977 $ 24,215,667

Mortgage-backed
  securities                         0             0             0            0
                           -----------  ------------  ------------  -----------
    Total                 $ 24,484,644 $           0 $     268,977 $ 24,215,667
                           ===========  ============  ============  ===========


5.    Deposits

A summary of deposit accounts by type with weighted average rates are as follows:

                              June 30, 1997            March 31, 1997
                              -------------            --------------
Demand Accounts:             Balance      Rate        Balance       Rate
                             -------      ----        -------       ----
      Checking           $  43,765,629    1.36%   $  43,601,652     1.36%
      Money Market          11,562,079    3.00%      11,640,884     2.80%
      Regular Savings       13,198,216    2.47%      13,451,308     2.49%
                            ----------    -----      ----------     -----
Total demand accounts    $  68,525,924    1.85%   $  68,693,844     1.83%

Certificate Accounts:
         0 - 4.99%       $   3,476,456            $   3,935,588
      5.00 - 6.99%          92,965,655               95,234,017
      7.00 - 8.99%             197,409                  197,409
                            ----------               ----------
Total certificate
  accounts                  96,639,520    5.37%      99,367,014     5.40%
                           -----------    -----     -----------     -----
Total deposit accounts   $ 165,165,444    3.91%   $ 168,060,858     3.94%
                           ===========    -----     ===========     -----

6.    Federal Home Loan Bank Advances

Federal Home Loan Bank Advances are summarized by year of maturity and weighted average interest rate in the table below:

Fiscal Year Due               June 30, 1997            March 31, 1997
---------------               -------------            --------------
                             Balance      Rate        Balance       Rate
                             -------      ----        -------       ----
      1998                $ 15,902,000    5.77%   $  11,952,000     5.88%
      1999                     490,000    8.65%         490,000     8.65%
      2000                     528,000    8.70%         528,000     8.70%
      2001                     856,000    8.75%         856,000     8.75%
      thereafter               270,000    7.97%         288,000     7.97%
                            ----------    -----      ----------     -----
                          $ 18,046,000    6.11%   $  14,114,000     6.30%
                            ==========    -----      ==========     -----

                        Security Federal Corporation and Subsidiary

7.    Regulatory Matters

The following table reconciles the Bank's stockholders' equity to its various regulatory capital positions:
                             (Dollars in thousands)

                                   June 30, 1997            March 31, 1997
                                   -------------            --------------
Bank's Stockholders' Equity        $     15,901             $     15,362
Unrealized loss on available
  for sale securities,
  net of tax                                 47                      167
Reduction for goodwill and other
  intangibles                           (2,395)                  (2,511)
                                        -------                  -------
Tangible capital                         13,553                   13,018
Qualifying core deposits and
    intangible assets                       901                      938
                                         ------                   ------
Core capital                             14,454                   13,956
Supplemental capital                      1,683                    1,627
                                         ------                   ------
Risk-based capital                 $     16,137             $     15,583
                                         ======                   ======

The following table compares the Bank's capital levels relative to the applicable regulatory requirements at June 30, 1997.
                        (Dollars in thousands)

                     Amount     Percent             Actual             Excess
                     Required   Required  Amount    Percent   Excess   Percent
                     --------   --------  ------    -------   ------   -------
Tangible capital     $   3,006    1.5%   $  13,553    6.76%   $10,547   5.26%
Core capital             6,040    3.0%      14,454    7.18%     8,414   4.18%
Risk-based capital      10,755    8.0%      16,137   12.00%     5,382   4.00%

The Bank's regulatory capital amounts and ratios are as follow as of the dates indicated:
                                                               To Be Well
                                              For Capital   Capitalized Under
                                              Adequacy      Prompt Corrective
                            Actual            Purposes      Action Provisions
                            ------            --------      -----------------
                      Amount      Ratio  Amount      Ratio  Amount       Ratio
------------------------------------------------------------------------------
(Dollars in thousands)

June 30, 1997
Risk-based Capital   $16,137     12.0%   $10,755     8.0%   $13,444      10.0%
    (to risk weighted assets)
Core Capital          14,454      7.2      6,040     3.0     12,079       6.0
    (to adjusted tangible assets)
Tangible Capital      13,553      6.8      3,006     1.5     10,020       5.0
    (to tangible assets)

June 30, 1996
Risk-based Capital   $15,364     11.5%   $10,708     8.0%   $13,386      10.0%
    (to risk weighted assets)
Core Capital         $13,691      6.4      6,381     3.0     12,762       6.0
    (to adjusted tangible assets)
Tangible Capital      12,617      6.0      3,174     1.5     10,581       5.0
    (to tangible assets)
-------------------------------------------------------------------------------

                    Security Federal Corporation and Subsidiary
                      Management's Discussion and Analysis of
                   Results of Operations and Financial Condition

Changes in Financial Condition

Total assets of the Company increased $1.8 million or 0.9% during the three months ended June 30, 1997, primarily due to an increase of $4.0 million in investments offset partially by an $818,000 decrease cash and cash equivalents and a $1.5 million or 1.0% decrease in total net loans receivable.

Real estate acquired in settlement of loans (REO) increased slightly by $45,000 while real estate acquired for development decreased $96,000 during the three-month period due to sales of real estate.

Deposits decreased $2.9 million or 1.7% during the three months ended of June 1997 as Federal Home Loan Bank (FHLB) advances grew $3.9 million to replace those funds and fund the Company's 0.9% growth in assets.

The Board of Directors declared the twenty-sixth consecutive quarterly dividend of $.06 per share in May 1997 which totaled $25,000. This represents a 20% increase in dividends over the prior year. Unrealized net losses on securities available for sale decreased by $120,000 during the three months ended June 30, 1997. Net income for the quarter was $421,000 for the Company. These items combined to increase the Company's stockholders' equity by $516,000 or 3.2% during the three months ended June 30, 1997 and raised book value per share to $40.03 compared to $38.79 at March 31, 1997.

Liquidity and Capital Resources

In accordance with Office of Thrift Supervision regulations, the Bank is required to maintain a liquidity ratio at specified levels which are subject to change. Currently, a minimum of 5.0% of the combined total of deposits and certain borrowings must be maintained in the form of cash or eligible investments. For both the June 1996 and 1997 quarters, the Bank maintained an average liquidity level of approximately 22%. This level of liquidity is deemed adequate to meet requirements of normal operations, potential deposit outflows and loan demand while still allowing for optimal investment of funds and return on assets.

Loan repayments and maturities of investments are a significant source of funds, whereas loan disbursements are a primary use of the Bank's funds. During the three months ended June 30, 1997, loan repayments exceeded loan disbursements resulting in a $1.5 million or 1.0% decrease in total net-loans receivable.

                  Security Federal Corporation and Subsidiary
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition

Liquidity and Capital Resources (Continued)

Deposits and other borrowings are also an important source of funds for the Bank. During the three months ended June 30, 1997, deposits decreased $2.9 million while FHLB advances increased $3.9 million. At June 30, 1997, Security Federal had $80.6 million of certificates of deposit maturing within one year. Based on previous experience, a major portion of these certificates will be re-deposited.

Capital resources at June 30, 1997 are sufficient to meet outstanding mortgage loan commitments of $319,000 and unused lines of credit of $20.8 million. Management believes that the Bank's short-term and long-term liquidity needs will continue to be supported by the Bank's deposit base and borrowing capacity.

Accounting and Reporting Changes

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, Earnings per Share, which is effective for both interim and annual periods ending after December 15, 1997. This statement supersedes Accounting Principles Board Opinion No. 15, Earnings per Share. The purpose of this statement is to simplify current reporting and make U.S. reporting comparable to international standards. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures (as defined by the statement). The Company anticipates that adoption of this standard will not have a material affect on EPS.

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

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Enterprises are required to classify items of other comprehensive income by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position. Statement 130 is effective for both interim and annual periods beginning after December 15, 1997. Earlier application is permitted. Comparative financial statements provided for earlier periods are required to
be reclassified to reflect the provisions of this statement.   The Company will
adopt Statement 130 effective March 31, 1998, and will provide the required disclosures in the Company's Form 10QSB and Annual Report.

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way public business companies are to report information about operating segments in annual financial statements and requires those companies to report selected information about operating segments in interim financial reports issued to shareholders. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. Earlier application is encouraged. In the initial year of application, comparative information for earlier years is to be restated, unless it is impractical to do so. Statement 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. It is not anticipated that this standard will materially effect the Company's current method of financial reporting.

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

RESULTS OF OPERATIONS
---------------------

NET INCOME

Security Federal Corporation's net income increased $142,000 or 51%, to $421,000 for the three months ended June 30, 1997, compared to the same period in 1996 primarily due to an increase in net interest income and other income, combined with a slight decrease in general and administrative expenses.
Net Interest Income

Net interest income increased by $250,000 or 12.9% during the three months ended June 30, 1997 compared to the same period in 1996 due primarily to a decreases in interest expense on deposits and advances and an increase in investment interest income offset partially by a decrease in interest income on loans receivable.

Interest income on loans decreased $67,000 or 2.0% during the quarter due to lower average total outstanding loan balances. Investment, mortgage-backed, and other securities interest income increased $26,000 or 4.1% during the three months ended June 30, 1997, compared to the same period one year ago due to higher average investment balances and a higher yield on the overall investment portfolio. Total interest income increased $41,000 or 1.0% during the quarter.

Total interest expense decreased $291,000 or 14.0% during the three-month period. Interest expense on deposits decreased $198,000 or 11.5% due to a lower cost of funds on deposits and a lower overall deposit balance during the quarter ended June 30, 1997. Advances and other borrowings' interest expense decreased $93,000 during the three months ended June 30, 1997, compared to the same period in 1996 due to a lower total average outstanding borrowings. The cost of advances and other borrowings has been relatively stable during the past twelve months.

Provision for Loan Losses

Security Federal's provision for loan losses increased $75,000 to $150,000 for the three months ended June 30, 1997, compared to the 1996 period due to managements analysis of the loan portfolio and the increasing percentage of commercial loans in the Bank's portfolio. Commercial loans are inherently riskier than residential mortgage loans During the three months ended June 30, 1997, net charge-offs were $29,420 compared to $60,055 for the three months ended June 30, 1996. The Bank ceases to accrue interest on any loan 60 days or more delinquent. Non-accrual loans at June 30, 1997 were $2.1 million compared to $1.4 million at March 31, 1997. The allowance for loan losses as a percentage of total loans was 1.28% at June 30, 1997 and 1.19% at March 31, 1997. Future additions to the Bank's allowance for loan losses are dependent on, among other things, the performance of the Bank's loan portfolio, changes in real estate values, interest rates, and the economy. A major employer in the Aiken area, the Savannah River Site, has experienced several major downsizings of personnel the past few years. More layoffs at the site are expected in the coming year, which will have some impact on the local economy. Management continues to monitor its loan portfolio for the impact of local economic changes.

                 Security Federal Corporation and Subsidiary
                   Managements Discussion and Analysis of
                Results of Operations and Financial Condition

Other Income

Total other income increased $59,000 or 16.4% during the three months ended June 30, 1997 compared to the same period one-year earlier. Gain on sale of loans and loan servicing fees, which were $30,000 and $83,000 respectively in the June 1997 quarter, were virtually the same amounts in the 1996 three-month period. Service fees on deposit accounts increased $11,000 or 5.7%. Income from real estate operations increased $4,000 due to increased sales of real estate during the three months ended June 30, 1997 compared to the 1996 period. Also contributing to higher other income levels were reduced expenses due to the sale of the remaining lots in one of the two partnership's subdivisions, Currytowne in Edgefield County, in February 1997. Other income, which consists of credit life insurance commissions, safe deposit box rental income, annuity and stock brokerage commissions through Security Financial Services and other miscellaneous fees, increased $44,000 due to increased activity in Security Financial during the June 1997 three month period.

General and Administrative Expenses

General and administrative expenses decreased $10,000 or 0.5% due mainly to decreases in FDIC insurance premiums and other expenses offset in part by increases in compensation, benefits, and advertising expense.

Compensation and employee benefits increased $74,000 or 9.0% due to normal annual salary increases and overtime paid in working through a major computer conversion that occurred late in the prior fiscal year. The computer conversion also changed the Bank from an outsourcing of data processing services arrangement to an in-house processing system which has the effect of increasing compensation and equipment expenses slightly, but is more than offset by a decrease in other expense. Occupancy increased $16,000 during the June 1997 quarter due to an increase in building maintenance and repairs expense. Advertising increased $44,000 to $79,000 during the three months ended June 30, 1997 due to increased media advertising and billboards to promote the Bank's 75th anniversary and the Bank's new logo and corporate colors. Depreciation and maintenance of equipment expense decreased $2,800 during the quarter even as the Bank added approximately $600,000 in software and equipment to its fixed assets, several other items of equipment became fully depreciated. FDIC insurance premiums dropped $73,000 due to the decrease in premium rates which occurred late in fiscal 1997 due to congressional legislation to recapitalize the SAIF fund. Amortization of intangibles arising due to branch acquisitions in October 1993, were $116,000 in both the June 1996 and 1997 quarters. Other expenses, encompassing legal, professional and consulting expense, stationary and office supplies, and in the June 1996 quarter only, data processing outsourcing expense, decreased $68,000 or 14.2% during the three months ended June 30, 1997. The primary reason for the decrease is the above mentioned data processing conversion which brought the Bank's data servicing back in-house for which the Bank was paying approximately $30,000 per month to an outside provider.

                 Security Federal Corporation and Subsidiary
                             Other Information




Item 1      Legal Proceedings
            -----------------

            The Company is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in mortgage loans it has made.

Item 2      Changes in Securities
            ---------------------

            Not applicable.

Item 3      Defaults upon Senior Securities
            -------------------------------

            None

Item 4      Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            None

Item 5      Other Information
            -----------------

            None

Item 6      Exhibits and Reports on Form 8-K
            --------------------------------

            None

                   Security Federal Corporation and Subsidiary

                                   Signatures


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.





                              Security Federal Corporation






Date: August 12, 1997         By:/s/ROY G. LINDBURG
      ---------------            ------------------
                                 Roy G. Lindburg
                                 Treasurer/CFO
                                 Duly Authorized Representative