Form 10QSB
period 1997-09-30
SECURITY FEDERAL CORPORATION
filed 1997-11-13
CIK 818677

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                Form 10 - QSB

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

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

                             Yes [X]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                               Outstanding Shares at
            -----                               ---------------------
            Common Stock                        September 30, 1997

            $0.01 Par Value                     417,122

                                    INDEX
                         SECURITY FEDERAL CORPORATION


PART I - FINANCIAL INFORMATION (UNAUDITED)                           PAGE
         ---------------------------------                           ----
Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets at
         September 30, 1997 and March 31, 1997                        2

         Consolidated Statements of Income for the
         Three months ended September 30, 1997 and 1996              3-4

         Six months ended September 30, 1997 and 1996                5-6

         Consolidated Statement of Shareholders' Equity               7

         Consolidated Statements of Cash Flows                       8-9

         Notes to Consolidated Financial Statements                 10-13

Item 2.  Management's Discussion and Analysis
         Financial Condition and Results of Operations              14-17



PART II. OTHER INFORMATION
         -----------------
         Other Information                                           18

         Signatures                                                  19

                            SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                       SEPTEMBER 30,  MARCH 31,
                                                          1997          1997
ASSETS                                                   ---------    ---------
Cash and cash equivalents                              $ 6,686,743  $ 7,903,637
Investment and mortgage-backed securities:
 Available for sale: (Amortized cost of $45,861,400     45,913,577   24,215,667
  at September 30, 1997 and $24,484,644 at March
  31, 1997)

 Held to maturity: (Fair market value of                10,107,208   12,754,769
  $10,143,932 at September 30, 1997 and
  $12,598,186 at March 31, 1997)
Loans receivable net:
 Held for sale                                             867,242      211,212
 Held for investment: (Net of allowance of             143,607,954  146,558,261
  $2,034,079 at September 30, 1997 and $1,767,483
  at March 31, 1997)                                   -----------  -----------
                                                       144,475,196  146,769,473
                                                       -----------  -----------
Accrued interest receivable:
 Loans                                                     850,782      820,730
 Mortgage-backed securities                                 37,793       38,909
 Investments                                               526,001      363,109
Premises and equipment, net                              3,867,836    3,952,149
Federal Home Loan Bank stock, at cost                      785,700    1,210,300
Real estate acquired in settlement of loans                 44,535       52,009
Real estate held for development and sale                  736,747      840,813
Other assets                                             2,863,831    3,148,980
                                                       -----------  -----------
TOTAL ASSETS                                           217,320,549  201,645,945
                                                       ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposit accounts                                      $173,498,802 $168,060,858
Advances from Federal Home Loan Bank                    22,578,000   14,114,000
Other borrowed money                                       167,342      204,397
Advance payments by borrowers for taxes and insurance      409,698      244,449
Other liabilities                                        3,480,425    2,840,212
                                                       -----------  -----------
TOTAL LIABILITIES                                      200,134,267  185,463,916
                                                       -----------  -----------

STOCKHOLDERS' EQUITY:
Serial preferred stock, $.01 par value; authorized shares - 200,000; issued and outstanding, none

Common stock, $.01 par value; authorized shares -
 1,000,000; issued and outstanding shares, 417,122 at
 September 30, 1997 and March 31, 1997                       4,171        4,171

Additional paid-in capital                               3,958,603    3,958,603
Unrealized net gain (loss) on securities available          32,371     (166,872)
for sale, net of income taxes
Retained earnings, substantially restricted             13,191,137   12,386,127
                                                       -----------  -----------
TOTAL STOCKHOLDERS' EQUITY                              17,186,282   16,182,029
                                                       ===========  ===========
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $217,320,549 $201,645,945
                                                       ===========  ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                      1997           1996
Interest income:                                   ---------      ---------
  Loans                                      $     3,354,200 $    3,405,577
  Mortgage-backed securities                          83,509         84,511
  Investment securities                              645,433        526,675
  Other                                               19,534         16,640
                                              ---------------  -------------
       Total interest income                       4,102,676      4,033,403
                                              ---------------  -------------

Interest expense:
   NOW and money market accounts                     288,254        237,337
   Passbook accounts                                  75,831         88,132
   Certificate accounts                            1,287,136      1,373,492
   Advances and other borrowed money                 275,015        317,729
                                              ---------------  -------------
       Total interest expense                      1,926,236      2,016,690
                                              ---------------  -------------
Net interest income                                2,176,440      2,016,713
Provision for loan losses                            240,000         75,000
                                              ---------------  -------------
Net interest income after provision for
   Loan losses                                     1,936,440      1,941,713
                                              ---------------  -------------
Other income:
   Gain on sale of loans                              45,121         71,955
   Loan servicing fees                                90,053         84,947
   Service fees on deposit accounts                  238,475        204,611
   Income (loss) from real estate operations          16,875       (69,545)
   Other                                             164,203         27,197
                                              ---------------  -------------
       Total other income                            581,561        292,331
                                              ---------------  -------------

General and administrative expenses:
   Salaries and employee benefits                    833,961        808,184
   Occupancy                                         124,686        103,588
   Advertising                                       107,227         55,700
   Depreciation and maintenance of equipment         218,885        167,333
   FDIC insurance premiums                            19,158         65,502
   FDIC SAIF Assessment                                    0        705,489
   Amortization of intangibles                       116,310        116,310
   Other                                             435,702        507,353
                                              ---------------  -------------
Total general and administrative expenses          1,855,929      2,529,459
                                              ---------------  -------------



                                                                (Continued)

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                      1997           1996
                                              ---------------  -------------
Income (loss) before income taxes                    662,072      (295,415)
Provision (benefit) for income taxes                 228,436      (118,280)
                                              ---------------  -------------
Net income (loss)                             $      433,636   $  (177,135)
                                              ===============  =============


Net income (loss) per common share            $         1.04   $     (0.43)
                                              ==============   =============
Cash dividend on common stock                 $         0.06   $      0.05
                                              ==============   =============
Weighted average shares outstanding           $      417,122   $   413,184
                                              ==============   =============




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                         SEPTEMBER 30,
                                                      1997           1996
                                              ---------------  -------------
Interest income:
  Loans                                       $    6,663,201   $  6,781,064
  Mortgage-backed securities                         168,006        178,897
  Investment securities                            1,197,307      1,041,114
  Other                                               38,077         36,972
                                              ---------------  -------------
       Total interest income                       8,066,591      8,038,047
                                              ---------------  -------------

Interest expense:
   NOW and money market accounts                     493,579        469,439
   Passbook accounts                                 151,823        175,811
   Certificate accounts                            2,531,711      2,776,944
   Advances and other borrowed money                 529,880        665,856
                                              ---------------  -------------
       Total interest expense                      3,706,993      4,088,050
                                              ---------------  -------------
Net interest income                                4,359,598      3,949,997
Provision for loan losses                            390,000        150,000
                                              ---------------  -------------
Net interest income after provision for
   Loan losses                                     3,969,598      3,799,997
                                              ---------------  -------------
Other income:
   Gain on sale of loans                              75,212        102,085
   Loan servicing fees                               173,400        168,073
   Service fees on deposit accounts                  434,771        390,248
   Income (loss) from real estate operations          46,915       (43,640)
   Other                                             244,920         63,837
                                              ---------------  -------------
       Total other income                          1,002,091        653,730
                                              ---------------  -------------

General and administrative expenses:
   Salaries and employee benefits                  1,730,787      1,630,851
   Occupancy                                         237,072        199,604
   Advertising                                       185,998         90,519
   Depreciation and maintenance of equipment         376,465        327,699
   FDIC insurance premiums                            38,592        158,344
   FDIC SAIF Assessment                                    0        705,489
   Amortization of intangibles                       232,620        232,620
   Other                                             847,108        986,865
                                              ---------------  -------------
Total general and administrative expenses          3,648,642      4,331,991
                                              ---------------  -------------

                                                                 (Continued)

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                     SIX MONTHS ENDED
                                                       SEPTEMBER 30
                                                      1997           1996
                                              ---------------  -------------
Income before income taxes                         1,323,047        121,736
Provision for income taxes                           467,983         20,371
                                              ---------------  -------------
Net income                                    $      855,064   $    101,365
                                              ===============  =============


Net income per common share                   $         2.05   $       0.25
                                              ==============   =============
Cash dividend on common stock                 $         0.12   $       0.10
                                              ==============   =============
Weighted average shares outstanding           $      417,122   $    413,184
                                              ==============   =============





SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997
                                    (UNAUDITED)

                                                UNREALIZED
                                                NET LOSS ON
                                                ADDITIONAL
                                                SECURITIES
                            COMMON    PAID-IN   AVAILABLE   RETAINED
                            STOCK     CAPITAL   FOR SALE    EARNINGS    TOTAL
                            ------    -------   ---------   --------  ---------
Beginning balance,
 March 31, 1997              4,171  3,958,603   (166,872) 12,386,127 16,182,029

Net income                   -----      -----      -----     855,064    855,064

Cash dividend                -----      -----      -----     (50,054)   (50,054)

Exercise of stock options                          -----       -----

Decrease in unrealized       -----      -----    199,243       -----    199,243
 net loss/increase in
 unrealized net gain on
 securities available for
 sale, net of tax
                            ------    -------   ---------   --------  ---------
Ending balance,
 September 30, 1997          4,171  3,958,603     32,371  13,191,137 17,186,282
                            ======  =========   ========= ========== ==========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                               SEPTEMBER 30
                                                             1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:                     --------     --------
Net Income                                              $  855,064   $  101,365
Adjustments to reconcile net income to net
 Cash provided by operating activities:
   Depreciation expense                                    322,415      305,148
   Amortization of purchase accounting adjustments         232,620      232,620
   Discount accretion and premium amortization            (15,084)       95,228
   Provisions for losses on loans and real estate          390,000      250,000
   Gain on sale of loans                                 (102,085)      (75,212)
   Gain on sale of real estate                            (89,677)      (18,189)
   Amortization of deferred fees on loans                 (45,307)      (63,715)
   Proceeds from sale of loans held for sale             5,176,055    8,929,732
   Origination of loans for sale                       (5,730,000)   (8,580,340)
   (Increase) decrease in accrued interest receivable:
      Loans                                               (30,052)     (102,929)
      Mortgage-backed securities                            1,116       (14,331)
      Investments                                        (162,892)      (17,315)
   Increase (decrease) in advance payments by             165,249            (7)
  borrowers

   Other, net                                             580,155     1,170,541
                                                      ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES             $ 1,547,577   $ 2,212,596
                                                      ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Principal repayments on mortgage-backed securities        148,436       347,665
Purchase of investment securities available for sale  (26,862,547)   (2,973,203)
Maturities of investment securities available for sale  5,500,000     8,500,000
Purchase of investment securities held to maturity              0    (3,482,461)
Maturities of investment securities held to maturity    2,500,000     1,000,000
Purchase of FHLB Stock                                   (424,600)            0
Redemption of FHLB Stock                                        0        72,000
(Increase) decrease in loans to customers               2,462,377    (1,366,286)
Investment in real estate held for development           (105,939)     (242,979)
Proceeds from sale of real estate held for development    253,920       382,088
Proceeds from sale of real estate acquired through        218,184       414,124
  foreclosure
Purchase of premises and equipment                       (269,137)     (281,184)
                                                      ------------  ------------
NET CASH USED BY INVESTING ACTIVITIES                $(16,579,306)   $2,369,764
                                                      ------------  ------------

                                                                    (Continued)

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                    (Continued)

                                                           SIX MONTHS ENDED
                                                            SEPTEMBER, 30
                                                           1997         1996
                                                      ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease)  in deposit accounts              $ 5,437,944   $(2,148,451)
Proceeds from FHLB advances                            59,900,000    37,925,000
Repayment of FHLB advances                            (51,436,000)  (40,943,000)
Repayment of other borrowings                         $   (37,055)            0
Dividends to shareholders                             $   (50,054)      (41,318)
                                                      ------------  ------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES      $13,814,835   $(5,207,769)
                                                      ------------  ------------
Net decrease in cash and cash equivalents              (1,216,894)     (625,409)
Cash and cash equivalents at beginning of period        7,903,637     9,823,664
                                                      ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 6,686,743   $ 9,198,255
                                                      ============  ============

Supplemental disclosure of cash flow information:
Cash paid during the period for :
  Interest                                            $ 3,321,574   $ 3,570,152
  Income taxes                                        $   316,500   $   306,000
  Additions to real estate acquired through           $   164,948   $    88,590
    foreclosure
  Decrease in unrealized net loss/ increase in
    unrealized net gain on securities available for
    sale, net of taxes                                $   199,243   $    24,600
  Securitization of loans receivable                  $         0   $ 2,796,062




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with general accepted accounting principles. Such statements are unaudited but, in the opinion of management, reflect all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in The Annual Report to Stockholders when reviewing interim financial statements. The results of operations for the three month period ended September 30, 1997 are not necessarily indicative of the results, which may be expected for the entire fiscal year.

2.    PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of Security Federal Corporation (the "Company") and its wholly-owned subsidiary, Security Federal Bank (the "Bank"), and its wholly owned subsidiary Security Financial Services Corporation ("SFSC"). SFSC engages primarily in investment brokerage services. Also included in consolidation are two real estate partnerships, which the Company purchased from SFSC in December 1995 at fair market value.

3.    LOANS RECEIVABLE, NET

Loans receivable, net at September 30, 1997 and March 31, 1997, consisted of the following:

Loans held for sale were $867,242 and $211,212 at September 30, 1997 and March 31, 1997 respectively.

Loans held for investment:           September 30, 1997    March 31, 1997
                                         -----------       -----------
       Residential real estate           $45,825,997       $50,534,682
       Consumer                           46,544,468        46,894,063
       Commercial real estate              5,023,970         6,527,692
       Commercial business                50,516,069        46,047,825
                                         -----------       -----------
                                        $147,910,504      $150,004,262
Less:
       Allowance for possible loan loss  $ 2,034,079      $  1,767,483
       Loans in process                    2,001,694         1,375,319
       Deferred loan fees                    266,777           303,199
                                         -----------       -----------
                                           4,302,550         3,446,001
                                         -----------       -----------
                                        $143,607,954      $144,804,959
                                        ============      ============

The following is a reconciliation of the allowance for possible loan losses:

                                     September 30, 1997  September 30,1996
                                         -----------       -----------
       Beginning balance                 $ 1,767,483       $ 1,758,688
       Provision                             390,000           150,000
       Charge-offs                          (157,189)         (170,075)
       Recoveries                             33,785             9,911
                                         -----------       -----------
       Ending balance                    $ 2,034,079       $ 1,748,524
                                         ===========       ===========

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    SECURITIES

INVESTMENT AND MORTGAGE-BACKED SECURITIES, AVAILABLE FOR SALE
-------------------------------------------------------------
The amortized cost, gross unrealized gains gross unrealized losses and market values of investment and mortgage-backed securities held to maturity are as follows:

SEPTEMBER 30, 1997
                                                Gross       Gross
                                     Amortized  Unrealized  Unrealized  Market
                                     Cost       Gains       Losses      Value
                                     ---------  ----------  ----------  --------
US Government and agency Obligations $45,861,400  $126,418   $74,241 $45,913,577
Mortgage-backed securities                     0         0         0           0
                                     ---------  ----------  ----------  --------
     Total                           $45,861,400  $126,418   $74,241 $45,913,577
                                     ===========  ========  ======== ===========


MARCH 31, 1997
                                                Gross       Gross
                                     Amortized  Unrealized  Unrealized  Market
                                     Cost       Gains       Losses      Value
                                     ---------  ----------  ----------  --------
US Government and agency Obligations 24,484,644          0    268,977 24,215,667
Mortgage-backed securities                    0          0          0          0
                                     ---------  ----------  ----------  --------
     Total                           24,484,644          0    268,977 24,215,667
                                     ========== ==========  ========= ==========

INVESTMENT AND MORTGAGE-BACKED SECURITIES, HELD TO MATURITY

The amortized cost, gross unrealized gains, gross unrealized losses and market values of investment and mortgage-backed securities available for sale are as follows:

SEPTEMBER 30, 1997
                                                Gross       Gross
                                     Amortized  Unrealized  Unrealized  Market
                                     Cost       Gains       Losses      Value
                                     ---------  ----------  ---------  ---------
US Government and agency Obligations 5,479,564      28,026     21,840  5,485,750
Mortgage-backed securities           4,627,644      50,406     19,868  4,658,182
                                     ---------  ----------  ---------  ---------
     Total                          10,107,208      78,432     41,708 10,143,932

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARY

-----------------------------------------------------------
MARCH 31, 1997
                                                Gross       Gross
                                     Amortized  Unrealized  Unrealized  Market
                                     Cost       Gains       Losses      Value
                                     ---------  ----------  ---------  ---------
US Government and agency obligations 7,978,201      14,797    163,799  7,829,199
Mortgage-backed securities           4,776,568      15,976     23,557  4,768,987
                                     ---------  ----------  ---------  ---------
     Total                          12,754,769      30,773    187,356 12,598,186
                                    ==========  ==========  ========= ==========

5.    DEPOSITS

A summary of deposit accounts by type with weighted average rates are as follows:
                                   September 30, 1997       March 31, 1997
Demand Accounts:                   Balance      Rate        Balance      Rate
                                   -------      ----        -------      ----
Checking                        $43,880,031     1.33%    $43,601,652     1.36%
Money Market                     23,599,471     4.43%     11,640,884     2.80%
Regular Savings                  12,472,042     2.47%     13,451,308     2.49%
                                 ----------     ----      ----------     ----
Total demand accounts           $79,951,544     2.42%    $68,693,844     1.83%

Certificate Accounts:
0 - 4.99%                       $   175,701              $ 3,935,588
5.00 - 6.99%                     93,239,591               95,234,017
7.00 - 8.99%                        131,966                  197,409
                                -----------              -----------
Total certificate accounts       93,547,258     5.42%     99,367,014     5.40%
                                -----------     -----    -----------     -----
Total deposit accounts         $173,498,802     4.04%   $168,060,858     3.94%
                               ============     -----    ===========     -----

6.    FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank Advances are summarized by year of maturity and weighted average interest rate in the table below:

Fiscal Year Due                 September 30, 1997      March 31, 1997
---------------                 ------------------      --------------
                                 Balance     Rate       Balance     Rate
                                 -------     ----       -------     ----
  1998                       $10,452,000     5.98%  $11,952,000     5.88%
  1999                        5, 490,000     6.06%      490,000     8.65%
  2000                           528,000     8.70%      528,000     8.70%
  2001                           856,000     8.75%      856,000     8.75%
thereafter                    5, 270,000     5.81%      288,000     7.97%
                              ----------     ----     ---------     ----
                             $22,596,000     6.13%  $14,114,000     6.30%
                              ==========             ==========

                  SECURITY FEDERAL CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.    REGULATORY MATTERS

The following table reconciles the Bank's stockholders' equity to its various regulatory capital positions:

                              (Dollars in thousands)

                                         September 30, 1997    March 31, 1997
                                         ------------------    ---------------
Bank's Stockholders' Equity                    $ 16,400           $ 15,362
Unrealized loss (gain) on available for sale
    securities, net of tax                          (32)               167
Reduction for goodwill and other intangibles     (2,279)            (2,511)
                                                -------            -------
Tangible capital                                 14,089             13,018
Qualifying core deposits and intangible assets      863                938
                                                -------            -------
Core capital                                     14,952             13,956
Supplemental capital                              1,733              1,627
                                                 ------             ------
Risk-based capital                             $ 16,685           $ 15,583
                                                 ======             ======


The following table compares the Bank's capital levels relative to the applicable regulatory requirements at September 30, 1997.
            (Dollars in thousands)

                         Amount    Percent   Actual  Actual           Excess
                         Required  Required  Amount  Percent  Excess  Percent
                         --------  --------  ------  -------  ------  -------
Tangible capital         $ 3,216      1.5%  $14,089   6.57%  $10,873   5.07%
Core capital               6,459      3.0%   14,952   6.95%    8,493   3.95%
Risk-based capital        11,088      8.0%   16,685  12.04%    5,597   4.04%


The Bank's regulatory capital amounts and ratios are as follow as of the dates indicated:
                                                                  To Be Well
                                                 For Capital   Capitalized Under
                                                  Adequacy     Prompt Corrective
                                   Actual         Purposes     Action Provisions
                               Amount  Ratio    Amount  Ratio    Amount  Ratio
                               ------  -----    ------  -----    ------  -----
                                            (Dollars in thousands)
September 30, 1997
Risk-based Capital            $16,685  12.0%   $11,088   8.0%   $13,860  10.0%
 (to risk weighted assets)
Core Capital                   14,952   7.0      6,459   3.0     12,917   6.0
 (to adjusted tangible assets)
Tangible Capital               14,089   6.6      3,216   1.5     10,721   5.0
 (to tangible assets)

September 30, 1996
Risk-based Capital            $15,342  11.4%   $10,776   8.0%   $13,470  10.0%
 (to risk weighted assets)
Core Capital                  $13,657   6.5      6,264   3.0     12,529   6.0
 (to adjusted tangible assets)
Tangible Capital               12,628   6.1      3,117   1.5     10,389   5.0
 (to tangible assets)

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CHANGES IN FINANCIAL CONDITION

Total assets of the Company increased $15.7 million or 7.8% during the six months ended September 30, 1997, primarily due to an increase of $19.1 million in investment securities offset partially by an $2.3 million decrease in total net loans receivable. Commercial business loans increased $ 4.5 million since the beginning of the fiscal year, while residential real estate loans decreased $ 4.0 million. The decrease in residential loans is due to the relatively low interest rate environment, where most borrowers elect a fixed rate loan, which the Bank immediately sells on the secondary market, as opposed to an adjustable rate loan, which the Bank retains in its portfolio. The increase in commercial business loans is part management's strategy of increasing small business loans. Commercial business loans generally improve the Bank's yield in its portfolio and reprice typically in one year or less, but also inherently carry more credit risk than typical residential real estate loans. The increase in investment during the period is part of the Bank's asset liability strategy to use leverage and earn a spread of investments yields over cost of borrowings and deposits.

Deposits increased $5.4 million or 3.2% during the six months ended of September 30, 1997, while Federal Home Loan Bank advances increased $8.5 million to fund the Bank's growth in assets. Money market deposit accounts increased $12.0 million since March 31, 1997 due to the Bank's more aggressive pricing and marketing strategy to attract those deposits. Certificates of deposit decreased $5.8 million as many accounts transferred to the money market account.

The Board of Directors declared the twenty-sixth and twenty-seventh consecutive quarterly dividend of $.06 per share in May and August 1997, which totaled $50,000. Unrealized net losses on securities available for sale decreased by $199,000 to a net gain of $32,000 during the six months ended September 30, 1997. Net income for the six-month period was $855,064. These items combined to increase the Company's stockholders' equity by $1.0 million or 6.2% during the six months ended September 30, 1997. Book value per share stood at $41.20 at September 30, 1997 compared to $38.79 at March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

In accordance with Office of Thrift Supervision regulations, the Bank is required to maintain a liquidity ratio at specified levels, which are subject to change. Currently, a minimum of 5.0% of the combined total of deposits and certain borrowings must be maintained in the form of cash or eligible investments. During the six months ended September 30, 1997, the Bank maintained an average liquidity of 27.34% compared to 20.83% for the same period in 1996. The Bank's current liquidity level is in line with management's objectives and deemed adequate to meet requirements of normal operations, potential deposits outflows and loan demand while still allowing for optimal investment of funds and return on assets.

Loan repayments and maturities of investments are a significant source of funds to the Bank, whereas loan disbursements are a primary use of the Bank's funds. During the six months ended September 30, 1997, loan repayments and securitizations exceeded loan disbursements resulting in a $2.3 million of 1.6% decrease in total net loan receivable.

Deposits and other borrowings are also an important source of funds for the Bank. During the six month period ended September 30, 1997, deposits increased $5.4 million while FHLB advances increased $8.5 million. At September 30, 1997, Security Federal had $82.2 million of certificates of deposit coming due within one year. Based on previous experience, a major portion of these certificates will be re-deposited.

Capital resources at September 30, 1997 are sufficient to meet outstanding mortgage loan commitments of $171,000 and unused lines of credit of $20.7 million. Management believes that the Bank's short-term and long-term liquidity needs will continue to be supported by the Bank's deposit base and borrowing capacity.

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

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Enterprises are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position. Statement 130 is effective for both interim and annual periods beginning after December 15, 1997. Earlier application is permitted. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement. The Company will adopt Statement 130 effective March 31, 1998, and will provide the required disclosures in the Company's Form 10QSB and Annual Report.

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

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements, related notes, and other financial information presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

YEAR 2000 CONSIDERATIONS

The Bank has begun to take steps to ensure that its core operating software and hardware along with ancillary software packages are year 2000 compliant. Letters have been sent to several vendors to ensure they are ready for the year 2000. The Bank's main processing software and hardware vendors have replied that they are year 2000 compliance in all materials respects. Other vendors are either compliant or say they will be complaint by the year 2000. The Bank will continue to study this issue to ensure that all software will be complaint in a timely manner. The Bank does not anticipate any expenditures on the year 2000 issue will be material.

RESULTS OF OPERATIONS
---------------------

NET INCOME

Security Federal Corporation's net income was $434,000 and $855,000 or $1.04 and $2.05 per share for the three and six months ended September 30, 1997, respectively. These earnings are increases of $611,000 and $754,000 for the three and six months ended September 30, 1997, compared to the same periods in 1996 due primarily to a one-time charge taken in the September 1996 quarter of $ 705,000 pre-tax, as a result of legislation enacting a special assessment to recapitalize the Federal Deposit Insurance Corporation's Savings Association Insurance Fund (SAIF). Without the one-time charge, net income would have risen by $ 173,000 or 67% and $316,000 or 59% for the three months ended September 30, 1997. These increases are attributable to increases in net interest income and other income.

NET INTEREST INCOME

Net interest income increased by $160,000 or 7.9% and $410,000 or 10.4% for the three and six months ended September 30, 1997 compared to the same periods in 1996 due mainly to decreases in interest expense on both deposits and borrowings and increases in investment interest income offset partially by decreases in interest income on loans receivable.

Interest income on loans decreased $51,000 or 1.5% and $118,000 or 1.7% for the three and six month periods due to lower average total outstanding loan balances in the 1997 periods compared to 1996. Investment, mortgage-backed, and other securities interest income increased $121,000 or 19.2% and $146,407 or 11.6% for the three and six months ended September 30, 1997 in comparison to the same periods one year earlier due to the larger average investment balances and a higher average yield in the overall investment portfolio in the 1997 periods. Total interest income increased $69,000 or 1.7% and $29,000 or 0.4% during the three and six month ended September 30, 1997, respectively.

Total interest expense decreased $90,000 or 4.5% and $381,000 or 9.3% during the three and six month periods due to lower average balances in both deposit balances and advances and other borrowings and a slightly lower average cost of funds. Interest expense on deposits decreased $48,000 or 2.8% and $245,081 or 7.2% during the three and six months ended September 30, 1997 compared to the 1996 periods. Interest expense on advances and other borrowings decreased $43,000 or 13.4% and $136,000 or 20.4% during those periods.

PROVISION FOR LOAN LOSSES

Security Federal's provision for loan losses increased $165,000 to $240,000 for the quarter ended September 30, 1997, compared to the September 1996 quarter. For the six months ended September 30, 1997 compared to the same period one year ago, the provision for loan losses increased $240,000 to $390,000. The increases in the provision expense are a result of management's continual analysis of the loan portfolio and the Bank's increasing percentage of commercial loans, which are inherently riskier than single family mortgage loans, in the Bank's loan portfolio. During the six months ended September 30, 1997, net charge-offs were $123,000 compared to $160,000 for the six months ended September 30, 1996. Non-accrual loans at September 30, 1997 were $3.6 million compared to $1.4 million at March 31, 1997.

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

The growth in non-accrual loans occurred due to one $600,000 commercial loan secured by real estate and several smaller consumer and commercial loans becoming 60 days or more past due. The Bank designates all loans 60 or more days past due as non-accrual, while most institutions only consider loans of 90 days or more delinquent as non-accrual. The allowances for loan losses as a percentage of total loans were 1.40% at September 30, 1997 and 1.19% at March 31, 1997. Further additions to the Bank's allowance for loan losses are dependent on, among other things, the performance of the Bank's loan portfolio, changes in real estate values, interest rates, and the economy. A major employer in the Aiken area, the Savannah River Site, has experienced several major downsizings of personnel the past few years. More layoffs at the site are possible in the coming year, which could have some impact on the local economy. Bridgestone-Firestone has begun construction of a tire manufacturing plant in the Aiken area, which is projected to generate approximately 800 jobs in the next few years. Management continues to monitor its loan portfolio for the impact of local economic changes.

OTHER INCOME

Total other income increased $289,000 and $348,000 for the three and six months ended September 30, 1997 as compared to the same periods one year ago. Gain on sale of loans increased $ 27,000 in both the three and six month periods. Loan servicing fees increased $5,000 in both periods. Service fees on deposit accounts increased $34,000 in the three months and $46,000 in the six months ended September 30, 1997. Income from real estate operations increased $86,000 and $91,000 respectively. The increases in the 1997 periods are attributable to a $100,000 provision expense on the value of real estate acquired for development booked in the September 1996 quarter. Other income, which encompasses credit life insurance commissions, safe deposit rental income, gain on sale of repossessed assets, annuity and stock brokerage commissions through Security Financial Services and other miscellaneous fees, increased $137,000 during the three months and $140,000 during the six months ended September 30, 1997. These increases in income are attributable primarily to an increase in customer's usage of Security Financial Services and gains on the sale of repossessed real estate.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased $674,000 and $ 683,000 during the three and six months ended September 30, 1997 due to the $ 705,000 one-time pre-tax charge of $ 705,000 for the FDIC SAIF special assessment in September 1996. Without this charge, general and administrative expenses would have increased $32,000 or 1.8% during the three month period and $22,000 or 0.6% during the six month period.

Compensation and employee benefits increased $26,000 or 3.2% and $100,000 or 6.1% during the three and six months ended September 30, 1997, due to normal annual salary increases and addition of a few additional employees to operate the bank's in-house computer system which was installed in late January 1997. The Bank previously outsourced its data processing to a contract provider, which charged approximately $ 30,000 per month. Data processing expense was categorized in other expenses, which decreased $72,000 in the three months, and $140,000 during the six months ended September 30, 1997 due mainly to bringing data processing in-house. Other expenses in the other expense category consist of legal expense, professional and consulting expense, stationary and office supplies, real estate owned expenses, and other miscellaneous expenses. Occupancy expense increased $21,000 and $27,000 respectively in both periods due to some building remodeling which occurred in October 1996. Depreciation and maintenance of equipment increased $52,000 and $49,000 respectively due to the above mentioned computer conversion, the addition of a wide area computer network in November 1996, and the purchase of newer personal computers for back office utilization in fiscal 1998. FDIC insurance premiums dropped $46,000 and $120,000 during the three and six month periods ended September 30, 1997 compared to the same periods in 1996, due to the previously mentioned FDIC SAIF recapitalization. Amortization of intangible expense remained constant at $ 116,000 for the three months and $233, 000 for the six months ended in September 1997 and 1996.

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

Item 2 Changes in Securities
       ---------------------
       Not applicable.

Item 3 Defaults upon Senior Securities
       -------------------------------
       None

Item 4 Submission of Matters to a Vote of Security Holders
       ---------------------------------------------------
The election of directors was presented for vote to shareholders at the Annual Meeting on July 15, 1997. Votes for Timothy W. Simmons were as follows:
355,040 votes for, 50 votes withheld. Votes for T. Clifton Weeks were as follows: 355,090 votes for, no votes withheld. Continuing as directors were Dr. Robert E. Alexander, William Clyburn, Senator Thomas L. Moore, G. L. Toole III, and Harry O. Weeks Jr.

Item 5 Other Information
       -----------------
       None

Item 6 Exhibits and Reports on Form 8-K
       --------------------------------
       Exhibit 27 Financial Data Schedule

       No reports on Form 8-K were filed during the period under report.

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARY

                                    SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.

                                    Security Federal Corporation

Date: November 13, 1997             By: /s/ROY G. LINDBURG
      -----------------                 ------------------
                                           Roy G. Lindburg
                                           Treasurer/CFO
                                           Duly Authorized Representative