Form 10QSB
period 1997-12-31
SECURITY FEDERAL CORPORATION
filed 1998-02-13
CIK 818677

SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC  20549

                              Form 10 - QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1997

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

              Class                            Outstanding Shares at

              Common Stock                     December 31, 1997

              $0.01 Par Value                  421,060

                               INDEX

SECURITY FEDERAL CORPORATION

PART I - FINANCIAL INFORMATION (UNAUDITED)                   PAGE

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets at
         December 31, 1997 and March 31, 1997                    2

         Consolidated Statements of Income for the
         Three months ended December 31, 1997 and 1996         3-4
         Nine months ended December 31, 1997 and 1996          5-6

         Consolidated Statement of Shareholders' Equity          7

         Consolidated Statements of Cash Flows                 8-9

         Notes to Consolidated Financial Statements          10-13

Item 2.  Management's Discussion and Analysis
          Financial Condition and Results of Operations      14-19

PART II. OTHER INFORMATION

         Other Information                                      20

         Signatures                                             21


                          SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

                   Security Federal Corporation and Subsidiary
                   Consolidated Balance Sheets (Unaudited)

                                        December 31, 1997     March 31, 1997
Assets                                  -----------------     --------------
Cash and cash equivalents               $  6,816,956         $  7,903,637
Investment and mortgage-
 backed securities:
   Available for sale:
    (Amortized cost of $57,401,209        57,471,500           24,215,667
    at December 31, 1997 and
    $24,484,644 at March 31, 1997)
   Held to maturity: (Fair value           9,484,274           12,754,769
    of $9,562,841 at December 31,
    1997 and $12,598,186 at March
    31, 1997)

Loans receivable net:
   Held for sale                             639,616              211,212
   Held for investment: (Net of
    allowance of $1,921,942 at
    December 31, 1997 and
    $1,767,483 at March 31, 1997)        139,833,763          146,558,261
                                        ------------         ------------
                                         140,473,379          146,769,473
                                        ------------         ------------
Accrued interest receivable:
      Loans                                  822,031              820,730
      Mortgage-backed securities              26,873               38,909
      Investments                            867,569              363,109
Premises and equipment, net                3,901,278            3,952,149
Federal Home Loan Bank stock, at cost      1,480,900              785,700
Real estate acquired in settlement of
 loans                                        62,535               52,009
Real estate held for development and sale    779,191              840,813
Other assets                               2,918,169            3,148,980
                                        ------------         ------------
Total Assets                             225,104,655          201,645,945
                                        ============         ============
Liabilities and Stockholders' Equity
Liabilities:
 Deposit accounts                       $176,528,779         $168,060,858
 Advances from Federal Home Loan Bank     28,268,000           14,114,000
 Other borrowed money                        154,583              204,397
 Advance payments by borrowers
  for taxes and insurance                    167,908              244,449
 Other liabilities                         2,300,862            2,840,212
                                        ------------         ------------
Total liabilities                        207,420,132          185,463,916
                                        ------------         ------------
Stockholders' Equity:
 Serial preferred stock, $.01 par
  value; authorized shares - 200,000
  issued and outstanding, none
  Common stock, $.01 par value;
  authorized shares 1,000,000
  issued and outstanding shares,
  421,060 at December 31, 1997 and
  417,122 at March 31, 1997                    4,211                4,171
 Additional paid-in capital                3,997,943            3,958,603
 Unrealized net gain (loss) on
  securities available for sale,
  net of income taxes                         47,612             (166,872)
 Retained earnings, substantially
  restricted                              13,634,757           12,386,127
                                        ------------         ------------
Total stockholders' equity                17,684,523           16,182,029
Total liabilities and stockholders'     ------------         ------------
 equity                                 $225,104,655         $201,645,945
                                        ============         ============
See accompanying notes to consolidated financial statements.

                    Security Federal Corporation and Subsidiary
                   Consolidated Statements of Income (Unaudited)

                                                      Three Months Ended
                                                         December 31,
                                                         ------------
                                                     1997           1996
                                                     ----           ----
Interest income:
  Loans                                        $    3,345,475  $   3,417,262
  Mortgage-backed securities                           81,655         82,907
  Investment securities                               911,362        460,793
  Other                                                16,645         19,558
                                               --------------  -------------
       Total interest income                        4,355,137      3,980,520
                                               --------------  -------------
Interest expense:
   NOW and money market accounts                      375,940        232,417
   Passbook accounts                                   74,850         80,150
   Certificate accounts                             1,342,215      1,319,242
   Advances and other borrowed money                  393,073        276,129
                                               --------------  -------------
       Total interest expense                       2,186,078      1,907,938
                                               --------------  -------------
Net interest income                                 2,169,059      2,072,582
Provision for loan losses                             240,000         75,000
Net interest income after provision for        --------------  -------------
   Loan losses                                      1,929,059      1,997,582
                                               --------------  -------------
Other income:
   Net gain on sale of investments                     15,423              0
   Gain on sale of loans                               47,203         86,711
   Loan servicing fees                                 86,139         83,275
   Service fees on deposit accounts                   224,681        218,299
   Income (loss) from real estate operations            6,741         29,344
   Other                                               93,347         71,516
                                               --------------  -------------
       Total other income                             473,534        489,145
                                               --------------  -------------
General and administrative expenses:
   Salaries and employee benefits                     866,318        790,850
   Occupancy                                          116,832        102,467
   Advertising                                         86,488         56,644
   Depreciation and maintenance of equipment          171,781        154,727
   FDIC insurance premiums                             18,848         65,558
   Amortization of intangibles                        116,310        116,310
   Other                                              316,510        489,366
                                               --------------  -------------
       Total general and administrative expenses    1,693,087      1,775,922
                                               --------------  -------------

                                                                 (Continued)

                  Security Federal Corporation and Subsidiary
                 Consolidated Statements of Income (Unaudited)


                                                      Three Months Ended
                                                         December 31,
                                                         ------------
                                                     1997           1996
                                                     ----           ----

Income before income taxes                            709,506        710,805
Provision for income taxes                            240,622        253,907
                                               --------------  -------------
Net income                                     $      468,884  $     456,898
                                               ==============  =============
Basic net income per common share              $         1.12  $        1.10
                                               ==============  =============
Diluted net income per common share            $         1.11  $        1.09
                                               ==============  =============
Cash dividend per share on common stock        $         0.06  $        0.05
                                               ==============  =============
Basic weighted average shares outstanding             419,861        415,910
                                               ==============  =============
Diluted weighted average shares outstanding           421,086        418,502
                                               ==============  =============

See accompanying notes to consolidated financial statements.

                  Security Federal Corporation and Subsidiary
                 Consolidated Statements of Income (Unaudited)


                                                      Nine Months Ended
                                                         December 31,
                                                         ------------
                                                     1997           1996
                                                     ----           ----
Interest income:
  Loans                                        $   10,008,676  $  10,198,326
  Mortgage-backed securities                          249,661        261,804
  Investment securities                             2,108,669      1,501,907
  Other                                                54,722         56,530
                                               --------------  -------------
       Total interest income                       12,421,728     12,018,567
                                               --------------  -------------
Interest expense:
   NOW and money market accounts                      869,519        701,856
   Passbook accounts                                  226,673        255,961
   Certificate accounts                             3,873,926      4,096,186
   Advances and other borrowed money                  922,953        941,985
                                               --------------  -------------
       Total interest expense                       5,893,071      5,995,988
                                               --------------  -------------
Net interest income                                 6,528,657      6,022,579
Provision for loan losses                             630,000        225,000
Net interest income after provision for        --------------  -------------
   Loan losses                                      5,898,657      5,797,579
                                               --------------  -------------
Other income:
   Net gain on sale of investments                     15,423              0
   Gain on sale of loans                              149,288        161,923
   Loan servicing fees                                259,539        251,348
   Service fees on deposit accounts                   659,452        608,547
   Income (loss) from real estate operations           53,656        (14,296)
   Other                                              338,267        135,353
                                               --------------  -------------
       Total other income                           1,475,625      1,142,875
                                               --------------  -------------
General and administrative expenses:
   Salaries and employee benefits                   2,597,105      2,421,701
   Occupancy                                          353,904        302,071
   Advertising                                        272,486        147,163
   Depreciation and maintenance of equipment          548,246        482,426
   FDIC insurance premiums                             57,440        223,902
   FDIC SAIF Assessment                                     0        705,489
   Amortization of intangibles                        348,930        348,930
   Other                                            1,163,618      1,476,231
                                               --------------  -------------
       Total general and administrative expenses    5,341,729      6,107,913
                                               --------------  -------------

                                                                  (Continued)

                Security Federal Corporation and Subsidiary
               Consolidated Statements of Income (Unaudited)


                                                      Nine Months Ended
                                                         December 31,
                                                         ------------
                                                     1997           1996
                                                     ----           ----

Income before income taxes                          2,032,553        832,541
Provision for income taxes                            708,605        274,278
                                               --------------  -------------
Net income                                     $    1,323,948  $     558,263
                                               ==============  =============
Basic net income per common share              $         3.17  $        1.35
                                               ==============  =============
Diluted net income per common share            $         3.16  $        1.34
                                               ==============  =============
Cash dividend per share on common stock        $         0.18  $        0.15
                                               ==============  =============
Basic weighted average shares outstanding             418,038        414,099
                                               ==============  =============
Diluted weighted average shares outstanding           419,263        416,662
                                               ==============  =============

See accompanying notes to consolidated financial statements.

                 Security Federal Corporation and Subsidiary
                Consolidated Statement of Shareholders' Equity
                 For the nine months ended December 31, 1997
                                 (Unaudited)

                                            Unrealized
                                            Net Gain
                                            (Loss)
                                Additional  on Securities
                       Common   Paid-In     Available    Retained
                       Stock    Capital     For Sale     Earnings    Total
                    ----------------------------------------------------------
Beginning balance
March 31, 1997       $4,171   $3,958,603   $(166,872) $12,386,127 $16,182,029

Net income               --           --          --    1,323,948   1,323,948

Cash dividend            --           --          --      (75,318)    (75,318)

Exercise of stock
 options                 40       39,340          --           --      39,380

Decrease in unrealized
 net loss/increase in
 unrealized net gain
 on securities available
 for sale, net of tax    --           --     214,484           --     214,484
                     --------------------------------------------------------
Ending balance
December 31, 1997    $4,211   $3,997,943   $  47,612  $13,634,757 $17,684,523
                     ========================================================

See accompanying notes to consolidated financial statements.

                  Security Federal Corporation and Subsidiary
                    Consolidated Statements of Cash Flows
                                 (Unaudited)


                                                      Nine Months Ended
                                                         December 31,
                                                         ------------
                                                     1997           1996
                                                     ----           ----

Cash flows from operating activities:
Net Income                                     $    1,323,948  $     558,263
Adjustments to reconcile net income to net
Cash provided by operating activities:
   Depreciation expense                               475,259        448,337
   Amortization of purchase accounting
     adjustments                                      348,930        348,930
   Discount accretion and premium amortization        (21,808)       130,043
   Provisions for losses on loans and real estate     630,000        325,000
   Gain on sale of investments                        (15,423)             0
   Gain on sale of loans                             (149,288)      (161,923)
   Gain on sale of real estate                        (99,418)       (36,497)
   Amortization of deferred fees on loans             (79,042)       (87,512)
   Proceeds from sale of loans held for sale        8,042,373     10,657,313
   Origination of loans for sale                   (8,321,489)   (10,186,397)
   (Increase) decrease in accrued interest
     receivable:
           Loans                                       (1,301)       (41,346)
           Mortgage-backed securities                  12,036        (16,678)
           Investments                               (504,460)        36,721
   Decrease in advance payments by borrowers          (76,541)      (267,804)
   Other, net                                        (774,163)      (858,110)
                                               --------------  -------------
Net cash provided by operating activities      $      789,613  $     848,340
Cash flows from investing activities           --------------  -------------
Principal repayments on mortgage-backed
  securities                                          275,692        394,006
Proceeds from sale of investment securities
  available for sale                                2,982,969              0
Purchase of investment securities available
  for sale                                        (45,367,500)    (2,973,203)
Maturities of investment securities available
  for sale                                          9,500,000     15,500,000
Purchase of investment securities held to
  maturity                                                  0     (6,471,992)
Maturities of investment securities held to
  maturity                                          3,000,000      3,000,000
Purchase of FHLB Stock                               (695,200)       (11,500)
Redemption of FHLB Stock                                    0         72,000
Decrease in loans to customers                      6,012,303        113,423
Investment in real estate held for development       (159,442)      (478,018)
Proceeds from sale of real estate held for
  development                                         274,720        811,972
Proceeds from sale of real estate acquired
  through foreclosure                                 218,184        616,619
Purchase of premises and equipment                   (454,189)      (740,584)
Net cash used (provided) by investing          --------------  -------------
 activities                                    $  (24,412,463) $   9,832,723
                                               --------------  -------------

                                                                 (Continued)

                  Security Federal Corporation and Subsidiary
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                                 (Continued)

                                                      Nine Months Ended
                                                         December 31,
                                                         ------------
                                                     1997           1996
                                                     ----           ----

Cash flows from financing activities:
    Increase (decrease)  in deposit accounts   $    8,467,921  $  (5,681,980)
    Proceeds from FHLB advances                    97,940,000     72,650,000
    Repayment of FHLB advances                    (83,786,000)   (79,586,000)
    Repayment of other borrowings              $      (49,814)      (350,000)
    Dividends to share holders                        (75,318)       (62,173)
    Exercise of stock options                  $       39,380         39,380
Net cash provided (used) by financing          --------------  -------------
   activities                                  $   22,536,169  $ (12,990,773)
                                               --------------  -------------
Net decrease in cash and cash equivalents          (1,086,681)    (2,309,710)
Cash and cash equivalents at beginning of
  period                                            7,903,637      9,823,664
                                               --------------  -------------
Cash and cash equivalents at end of period     $    6,816,956  $   7,513,954
                                               ==============  =============
Supplemental disclosure of cash flow
  information:
    Cash paid during the period for:
        Interest                               $    5,893,071  $   6,268,267
        Income taxes                           $      816,500  $     306,000
    Additions to real estate acquired
      through foreclosure                      $      182,948  $     246,126
    Increase in unrealized net gain/
      decrease in unrealized net loss on
      securities available for sale,
      net of taxes                             $      214,484  $      89,489
    Securitization of loans receivable         $            0  $   2,796,062


See accompanying notes to consolidated financial statements.

                Security Federal Corporation and Subsidiary
                Notes to Consolidated Financial Statements
                               (Unaudited)

1.    Basis of presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with general accepted accounting principles. Such statements are unaudited but, in the opinion of management, reflect all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial statements. The results of operations for the three and nine month periods ended December 31, 1997 are not necessarily indicative of the results, which may be expected for the entire fiscal year.

2.    Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Security Federal Corporation (the "Company") and its wholly owned subsidiary, Security Federal Bank (the "Bank"), and its wholly owned subsidiary Security Financial Services Corporation ("SFSC"). SFSC engages primarily in investment brokerage services. Also included in consolidation are two real estate partnerships, which the Company purchased from SFSC in December 1995 at fair market value.

3.    Loans Receivable, Net

Loans receivable, net, at December 31, 1997 and March 31, 1997, consisted of the following:

Loans held for sale were $639,616 and $211,212 at December 31, 1997 and March 31, 1997 respectively.

Loans held for investment:            December 31, 1997       March 31, 1997
                                      -----------------       --------------
    Residential real estate           $      45,703,979       $   50,534,682
    Consumer                                 46,874,036           46,894,063
    Commercial real estate                    4,174,488            6,527,692
    Commercial business                      47,892,034           46,047,825
                                      -----------------       --------------
                                      $     144,644,537       $  150,004,262
                                      =================       ==============
Less:
    Allowance for possible loan loss  $       1,921,942       $    1,767,483
    Loans in process                          2,627,315            1,375,319
    Deferred loan fees                          261,517              303,199
                                      -----------------       --------------
                                              4,810,774            3,446,001
                                      -----------------       --------------
                                      $     139,833,763       $  146,558,261
                                      =================       ==============

The following is a reconciliation of the allowance for possible loan losses:

                                      December 31, 1997    December 31, 1996
                                      -----------------    -----------------
Beginning balance                     $       1,767,483       $    1,758,688
Provision                                       630,000              225,000

Charge-offs                                    (571,558)            (258,404)
Recoveries                                       96,017               19,078
                                      -----------------       --------------
Ending balance                        $       1,921,942       $    1,744,362
                                      =================       ==============

                      Security Federal Corporation and Subsidiary

4.    Securities

Investment and Mortgage-backed Securities, Available for Sale
-------------------------------------------------------------

The amortized cost, gross unrealized gains gross unrealized losses and market values of investment and mortgage-backed securities available for sale are as follows:

December 31, 1997
-----------------
                                      Gross          Gross
                        Amortized     Unrealized     Unrealized     Fair
                        Cost          Gains          Losses         Value
                        ---------     ----------     ----------     ------

US Government and
agency
Obligations           $ 57,401,209  $    166,283   $     95,992  $  57,471,500

Mortgage-backed
securities                       0             0              0              0
                      ------------  ------------   ------------  -------------
     Total            $ 57,401,209  $    166,283   $     95,992  $  57,471,500
                      ============  ============   ============  =============

March 31, 1997
--------------
                                      Gross          Gross
                        Amortized     Unrealized     Unrealized     Fair
                        Cost          Gains          Losses         Value
                        ---------     ----------     ----------     ------
US Government and
agency
Obligations           $ 24,484,644  $          0   $    268,977  $  24,215,667

Mortgage-backed
securities                       0             0              0              0
                      ------------  ------------   ------------  -------------
     Total            $ 24,484,644  $          0   $    268,977  $  24,215,667
                      ============  ============   ============  =============

Investment and Mortgage-backed Securities, Held to Maturity
-----------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses and market values of investment and mortgage-backed securities held to maturity are as follows:

December 31, 1997
-----------------
                                      Gross          Gross
                        Amortized     Unrealized     Unrealized     Fair
                        Cost          Gains          Losses         Value
                        ---------     ----------     ----------     ------
US Government and
agency
Obligations           $  4,983,829  $     25,992   $     15,320  $   4,994,501

Mortgage-backed
securities               4,500,445        72,993          5,098      4,568,340
                      ------------  ------------   ------------  -------------
     Total            $  9,484,274  $     98,985   $     20,418  $   9,562,841
                      ============  ============   ============  =============

              Security Federal Corporation and Subsidiary

-----------------------------------------------------------

March 31, 1997
--------------
                                      Gross          Gross
                        Amortized     Unrealized     Unrealized     Fair
                        Cost          Gains          Losses         Value
                        ---------     ----------     ----------     ------

US Government and
agency
obligations           $  7,978,201  $     14,797   $    163,799  $   7,829,199

Mortgage-backed
securities               4,776,568        15,976         23,557      4,768,987
                      ------------  ------------   ------------  -------------
     Total            $ 12,754,769  $     30,773   $    187,356  $  12,598,186
                      ============  ============   ============  =============

5.    Deposits

A summary of deposit accounts by type with weighted average rates are as follows:

                                 December 31, 1997        March 31, 1997
                                 -----------------        --------------
Demand Accounts:                 Balance       Rate       Balance      Rate
                                 -------       ----       -------      ----
    Checking                  $  44,290,908    1.31%   $  43,601,652   1.36%
    Money Market                 21,079,468    4.51%      11,640,884   2.80%
    Regular Savings              11,875,337    2.48%      13,451,308   2.49%
                              -------------    ----    -------------   ----
Total demand accounts         $  77,245,713    2.36%   $  68,693,844   1.83%
                              -------------    ----    -------------   ----
Certificate Accounts:
       0 - 4.99%              $     787,658            $   3,935,588
    5.00 - 6.99%                 98,360,366               95,234,017
    7.00 - 8.99%                    135,042                  197,409
                              -------------            -------------
Total certificate accounts       99,283,066    5.50%      99,367,014   5.40%
                              -------------    ----    -------------   ----
Total deposit accounts        $ 176,528,779    4.13%   $ 168,060,858   3.94%
                              =============    ====    =============   ====

6.    Federal Home Loan Bank Advances

Federal Home Loan Bank Advances are summarized by year of maturity and weighted average interest rate in the table below:

Fiscal Year Due                  December 31, 1997        March 31, 1997
---------------                  -----------------        --------------
                                 Balance       Rate       Balance      Rate
                                 -------       ----       -------      ----
    1998                      $     452,000    8.60%   $  11,952,000   5.88%
    1999                         21,180,000    5.82%         490,000   8.65%
    2000                          5,528,000    5.98%         528,000   8.70%
    2001                            856,000    8.75%         856,000   8.75%
    thereafter                      252,000    7.97%         288,000   7.97%
                              -------------    ----    -------------   ----
                              $  28,268,000    6.00%   $  14,114,000   6.30%
                              =============    ----   ==============   ----

                 Security Federal Corporation and Subsidiary

7.    Regulatory Matters

The following table reconciles the Bank's stockholders' equity to its various regulatory capital positions:
                         (Dollars in thousands)

                                       December 31, 1997    March 31, 1997
                                       -----------------    --------------

Bank's Stockholders' Equity            $    16,886              $  15,362
Unrealized loss (gain) on available
    for sale securities, net of tax            (48)                   167
Reduction for goodwill and other
    intangibles                             (2,162)                (2,511)
                                       -----------              ---------
Tangible capital                            14,676                 13,018
Qualifying core deposits and
    intangible assets                          826                    938
Core capital                                15,502                 13,956
Supplemental capital                         1,727                  1,627
                                       -----------              ---------
Risk-based capital                     $    17,229              $  15,583
                                       ===========              =========


The following table compares the Bank's capital levels relative to the applicable regulatory requirements at December 31, 1997.
                       (Dollars in thousands)

                    Amount    Percent            Actual            Excess
                    Required  Required  Amount   Percent   Excess  Percent
                    --------  --------  ------   -------   ------  -------

Tangible capital   $  3,339      1.5%  $ 14,676    6.59%  $11,337    5.09%
Core capital          6,702      3.0%    15,502    6.94%    8,800    3.94%
Risk-based capital   11,054      8.0%    17,229   12.47%    6,175    4.47%


The Bank's regulatory capital amounts and ratios are as follow as of the date indicated:
                                                            To Be Well
                                              For Capital   Capitalized Under
                                              Adequacy      Prompt Corrective
                              Actual          Purposes      Action Provisions
                              ------          --------      -----------------
                        Amount     Ratio   Amount   Ratio    Amount    Ratio
------------------------------------------------------------------------------
(Dollars in thousands)

December 31, 1997
 Risk-based Capital      $17,229   12.5%    $11,054   8.0%    $13,818   10.0%
    (to risk weighted
     assets)
Core Capital              15,502    6.9       6,702   3.0      13,404    6.0
    (to adjusted
     tangible assets)
Tangible Capital          14,676    6.6       3,339   1.5      11,129    5.0
    (to tangible assets)

8.  Earnings Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, Earnings per Share, which is effective for both interim and annual periods ending after December 15, 1997. This statement supersedes Accounting Principles Board Opinion No. 15, Earnings per Share. The purpose of this statement is to simplify current reporting and make U.S. reporting comparable to international standards. The statement requires dual presentation of basic and diluted EPS by entities with complex capital structures (as defined by the statement). The adoption of this standard occurred with the filing of this 10-QSB.

                   Security Federal Corporation and Subsidiary
                     Management's Discussion and Analysis of
                   Results of Operations and Financial Condition

Changes in Financial Condition

Total assets of the Company increased $23.5 million or 11.6% during the nine months ended December 31, 1997, primarily due to an increase of $30.0 million in investment securities offset partially by a $6.3 million decrease in total net loans receivable. Commercial business loans increased $1.8 million since the beginning of the fiscal year, while residential real estate loans decreased $4.8 million. The decrease in residential loans is due to the relatively low interest rate environment, where most borrowers elect a fixed rate loan, which the Bank immediately sells on the secondary market, as opposed to an adjustable rate loan, which the Bank retains in its portfolio. The increase in commercial business loans is part of management's strategy of increasing small business loans, which now count as qualified investments for the Qualified Thrift Lender test. Commercial business loans generally improve the Bank's yield in its portfolio and reprice typically in one year or less, but also inherently carry more credit risk than typical residential real estate loans. The increase in investments during the period is part of the Bank's asset liability strategy to utilize leverage and earn a spread on investment yields over cost of borrowings and deposits.

During the fiscal year, both deposits and Federal Home Loan Bank (FHLB) advances increased to fund the Bank's growth. Deposits increased $8.5 million or 5.0% during the nine months ended of December 31, 1997, while FHLB advances increased $14.2 million.

The Board of Directors declared the twenty-sixth, twenty-seventh and twenty-eighth consecutive quarterly dividend of $.06 per share in May, August and November 1997, which totaled $75,000. This represents a 20% increase in dividends over last year. Unrealized net losses on securities available for sale decreased $214,000 to a net gain of $48,000 during the nine months ended December 31, 1997. Net income for the nine-month period was $1.3 million for the Company. These items combined to increase the stockholders' equity by $1.5 million or 9.3% during the nine months ended December 31, 1997. Book value per share stood at $42.00 compared to $38.79 at March 31, 1997.

Liquidity and Capital Resources

In accordance with Office of Thrift Supervision regulations, the Bank is required to maintain a liquidity ratio at specified levels, which are subject to change. Currently, a minimum of 4.0%, which was recently lowered from 5.0%, of the combined total of deposits and certain borrowings must be maintained in the form of cash or eligible investments. A short-term liquidity requirement was recently eliminated and the types of assets eligible to be counted as liquid assets were also liberalized. The Bank's current liquidity level is deemed adequate to meet the requirements of normal operations, potential deposit outflows, and loan demand while still allowing for optimal investment of funds and return on assets.

Loan repayments and maturities of investments are a significant source of funds, whereas loan disbursements are a primary use of the Bank's funds. During the nine months ended December 31, 1997, loan repayments exceeded loan disbursements resulting in a $6.3 million or 4.3% decrease in total net loan receivable.

Deposits and other borrowings are also an important source of funds for the Bank. During the nine months ended December 31, 1997, deposits increased $8.5 million while FHLB advances increased $14.2 million. At December 31, 1997, Security Federal had $75.2 million of certificates of deposit maturing within one year. Based on previous experience, a major portion of these certificates will be renewed.

Capital resources at December 31, 1997 are sufficient to meet outstanding mortgage loan commitments of $195,000 and unused lines of credit of $20.7 million. Management believes that the Bank's liquidity needs will continue to be supported by the Bank's deposit base and borrowing capacity.

                   Security Federal Corporation and Subsidiary
                     Management's Discussion and Analysis of
                   Results of Operations and Financial Condition

Accounting and Reporting Changes

In February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure, which is effective for financial statements for periods ending after December 15, 1997. This statement applies to both public and nonpublic entities. The new statement requires no change for entities subject to the existing requirements. The adoption of this standard did not have a material effect on the Company.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Enterprises are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position. Statement 130 is effective for both interim and annual periods beginning after December 15, 1997. Earlier application is permitted. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement. The Company will adopt Statement 130 effective March 31, 1998, and will provide the required disclosures in the Company's Form 10-QSB and Annual Report.

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

In June of 1996 the FASB issued an exposure draft of a proposed statement, Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities. In August 1997 the FASB distributed a draft of the standards section of the final statement, together with related implementation guidance and examples to members of the Financial Instruments Task Force and other identified parties for comment on the draft's clarity and operationality. Under the proposed standard, all derivatives would be measured at fair value and recognized in the statement of financial position as assets or liabilities. Although the final standard has not been issued, the FASB has expressed publicly that a final statement would be effective for fiscal years beginning after December 15, 1998. Because the Company has limited use of derivative transactions at this time, management does not expect that this standard, if adopted in its present proposed form, would have a significant effect on the Company.

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

                   Security Federal Corporation and Subsidiary
                     Management's Discussion and Analysis of
                   Results of Operations and Financial Condition

Year 2000 Considerations

The Bank has begun to take steps to ensure that its core operating software and hardware along with ancillary software packages are year 2000 compliant. Letters have been sent to several vendors to ensure they are ready for the year 2000. The Bank's main processing software and hardware vendors have replied that they are year 2000 compliant in all material respects. Other vendors are either compliant or say they will be complaint by the year 2000. The Bank will continue to study this issue to ensure that all software will be complaint in a timely manner. The Bank plans on testing its systems in the
latter part of calendar year 1998.   The Bank does not anticipate that any
expenditures on year 2000 compliance or testing will be material.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31,
-----------------------------------------------------------------------
1997 AND DECEMBER 31, 1996
--------------------------

NET INCOME

Security Federal Corporation's net income increased $12,000 or 3%, to $469,000 for the three months ended December 31, 1997, compared to the same period in 1996 primarily due to an increase in net interest income and a decrease in general and administrative expenses, offset almost entirely by an increase in the provision for loan losses and a minor decrease in other income.

Net Interest Income

Net interest income increased $96,000 or 4.7% during the three months ended December 31, 1997, compared to the same period in 1996 due primarily to an increase in interest income on investments offset in part by a decrease in interest income on loans receivable and an increase in interest expense.

Interest income on loans decreased $72,000 or 2.1% during the quarter due to lower average total outstanding loan balances. Investment, mortgage-backed, and other securities interest income increased $446,000 during the three months ended December 31, 1997 compared to the same period one year ago due to higher average investment balances and a higher yield on the overall investment portfolio. Total interest income increased $375,000 or 9.4% during the quarter.

Total interest expense increased $278,000 or 14.6% during the three month. Interest expense on deposits increased $161,000 or 9.9% due to a higher cost of funds on deposits due to the promotion of money market accounts and a higher overall deposit balance during the quarter ended December 31, 1997. Advances and other borrowings' interest expense increased $117,000 during the three months ended December 31, 1997 compared to the same period in 1996 due to a higher average outstanding borrowings total. The cost of advances and other borrowings has been relatively stable during the past twelve months.

Provision for Loan Losses

Security Federal's provision for loan losses increased $165,000 to $240,000 for the three months ended December 31, 1997, compared to the 1996 period. The increase in the provision expense is a result of management's analysis of the loan portfolio and the increasing percentage of commercial loans, which are inherently riskier than single family mortgage loans, in the Bank's portfolio. Non-accrual loans at December 31, 1997 were $3.8 million compared to $1.4 million at March 31, 1997. The growth in non-accrual loans occurred due to two commercial loans totaling $1.1 million and several smaller loans becoming 60 days or more past due. The Bank designates all loans 60 or more days past due as non-accrual, while most institutions only consider loans 90 days or more

                   Security Federal Corporation and Subsidiary
                     Management's Discussion and Analysis of
                   Results of Operations and Financial Condition


delinquent as non-accrual. The allowance for loan losses as a percentage of total loans was 1.36% at December 31, 1997 and 1.19% at March 31, 1997. Future additions to the Bank's allowance for loan losses are dependent on, among other things, the performance of the Bank's loan portfolio, changes in real estate values, interest rates, and the economy. A major employer in the Aiken area, the Savannah River Site, has experienced major downsizings of personnel the past few years. More layoffs at the site are expected in the coming year, which could have some impact on the local economy. Bridgestone-Firestone has begun construction of a tire manufacturing plant in the Aiken area, which is projected to generate approximately 800 jobs in the next few years. Management continues to monitor its loan portfolio for the impact of local economic changes.

Other Income

Total other income increased $16,000 or 3.2% during the three ended December 31, 1997 compared to the same period one year earlier. The net gain on sale of investments was $15,000 in the 1997 quarter, while there were no securities sold in the 1996 quarter. Gain on sale of loans decreased $ 40,000 during the 1997 quarter. Loan servicing fees had a slight increase of $3,000 or 3.4%. Service fees on deposit accounts increased $6,000 or 2.9% during the three months ended December 31, 1997 compared to the three months ended December 31, 1996. Income from real estate operations decreased $23,000. Other income, which consists of credit life insurance commissions, safe deposit rental income, annuity and stock brokerage commissions through Security Financial Services and other miscellaneous fees, increased $22,000 or 30.5% due to increased activity in Security Financial during the December 1997 three month period.

General and Administrative Expenses

General and administrative expenses decreased $83,000 or 4.7% due mainly to decreases in FDIC insurance premiums and other expenses offset in part by increases in compensation and benefits and advertising expense.

Compensation and employee benefits increased $75,000 or 9.5% due to normal annual salary increases and the addition of two additional employees to operate the Bank's in-house computer system, which was installed in late January 1997. The computer conversion also changed the Bank from an outsourcing of data processing services arrangement to an in-house processing system which has the effect of increasing compensation and equipment expenses slightly, but is more than offset by a decrease in other expenses. Occupancy increased $14,000 during the December 1997 quarter due to an increase in building maintenance and repairs expense. Advertising increased $30,000 to $86,000 during the three months ended December 31, 1997 in order to market money market accounts and increase consumer awareness of the Bank. Depreciation and maintenance of equipment expense increased $17,000 during the quarter due to the above mentioned computer conversion adding fixed assets in the form of computer software and hardware. FDIC insurance premiums dropped $47,000 due to the decrease in premium rates, which occurred in September 1996 due to congressional legislation to recapitalize the SAIF fund. Amortization of intangibles arising due to branch acquisitions in October 1993, were $116,000 in both the December 1996 and 1997 quarters. Other expenses, encompassing legal, professional and consulting expense, stationary and office supplies, and in the December 1996 quarter only, data processing outsourcing expense, decreased $173,000 or 35.3% during the three months ended December 31, 1997. The primary reason for the decrease, is the above mentioned data processing conversion which brought the Bank's data servicing back in-house for which the Bank was paying approximately $30,000 per month to an outside provider.

                   Security Federal Corporation and Subsidiary
                     Management's Discussion and Analysis of
                   Results of Operations and Financial Condition


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED DECEMBER 31, 1997
---------------------------------------------------------------------------
COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1996
---------------------------------------------------

NET INCOME

Net income for the nine months ended December 31, 1997 increased $766,000 to $1.3 million compared to one year ago, due primarily to a one-time charge taken in the September 1996 quarter of $705,000 pre-tax, as a result of legislation enacting a special assessment to capitalize the Federal Deposit Insurance Corporation's Savings Association Insurance Fund (SAIF). Without the one-time charge, net income would have risen by $328,000 or 33% for the nine months ending December 31, 1997. This increase in operating earnings is attributable to increases in net interest income and other income along with a decrease in general and administrative expenses, offset in part by an increase in the provision for loan losses.

Net Interest Income

Net interest income increased $506,000 or 8.4% for the nine months ended December 31, 1997 compared to the same period in 1996 due mainly to increases in investment interest income along with decreases in interest expense on both deposits and borrowings offset partially by a decrease in interest income on loans receivable.

Interest income on loans decreased $190,000 or 1.9% during the nine-month period due to a decrease in loans outstanding. Investment, mortgage-backed, and other securities interest income increased $593,000 or 32.6% during the nine months ended December 31, 1997 compared to one year ago, due to an increase in investment balances and an increase in the overall yield in the investment portfolio. Total interest income increased $403,000 or 3.4% during the period.

Total interest expense decreased $103,000 or 1.7% during the nine month period ended December 31, 1997 in contrast to that same period in 1996. Interest expense on deposits decreased $84,000 or 1.7% while interest expense on advances and other borrowings decreased $19,000 or 2.0% during this period.

Provision for Loan Losses

 The provision expense during the nine months ended December 31, 1997 increased $405,000 due to an increase in non-accrual loans and net charge-offs. During the nine months ended December 31, 1997, net charge-offs were $476,000 compared to $239,000 for the nine months ended December 31, 1996. Management continues to analyze its loan portfolio for trends and considers the effect of the local and national economy in estimating its allowance for loan loss adequacy.

Other income

Total other income increased $333,000 or 29% for the nine months ended December 31, 1997 compared to the same period in 1996. The net gain on sale of investments was $15,000 in 1997, while there were no investment sales in the 1996 period. Gain on sale of loans decreased $13,000 or 7.8% while loan servicing fees increased $8,000 or 3.3% during the nine months ending December 31, 1997. Service fees on deposit accounts increased $51,000 or 8.4% due to an increase in the number of demand deposits. Income from real estate operations increased $68,000 due to a $100,000 provision expense on the value of real estate acquired for development recognized in the September 1996 quarter. Other income, which encompasses credit life insurance, safe deposit box rental, gain on sale of repossessed assets, annuity and stock brokerage commissions through Security Financial Services and other miscellaneous fees, increased $203,000 during the nine months ended December 31, 1997. This increase is

                   Security Federal Corporation and Subsidiary
                     Management's Discussion and Analysis of
                   Results of Operations and Financial Condition


attributable to an increase in customers' usage of Security Financial Services and an increase in the gain on sale of repossessed real estate.

General and Administrative Expenses

General and administrative expenses decreased $766,000 during the nine months December 31, 1997 due to the one-time pre-tax charge of $705,000 for the FDIC SAIF special assessment recognized in September 1996. Without this charge, general and administrative expenses would have decreased $61,000 or 11.2% during the nine month period.

Compensation and employee benefits increased $175,000 or 7.2% during the period due to normal annual salary increases and increased head count due to bringing data processing in-house. The Bank, previous to February 1997, out-sourced data processing and paid approximately $30,000 per month for that service. Data processing expense was categorized in other expenses, which decreased $313,000 during the nine months ending December 31, 1997. This decrease was due to the elimination of the outsourcing contract and a decrease in repossessed assets expense. Occupancy expense increased $52,000 or 17.0% during the period due to office remodeling, which occurred in October 1996. Advertising expense increased $125,000 due to increased media advertising and the utilization of billboard advertising. Depreciation and maintenance of equipment increased $66,000 or 13.6% during the nine months ended December 31, 1997 due to the previously mentioned computer conversion, which added equipment and software to the Bank's fixed assets. FDIC insurance premiums dropped $166,000 during the period due to the FDIC SAIF recapitalization. Amortization of intangible expense remained constant at $349,000 for both nine month periods.

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


                               Security Federal Corporation




Date:  February 13, 1998       By: /s/ Roy G. Lindburg
                                   ----------------------------------
                                   Roy G. Lindburg
                                   Treasurer/CFO
                                   Duly Authorized Representative