Form 10KSB40
period 1998-03-31
SECURITY FEDERAL CORPORATION
filed 1998-06-29
CIK 818677

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                          ___________________________

                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended March 31, 1998OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  0-16120

                          SECURITY FEDERAL CORPORATION
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                          57-08580504
-----------------------------------------------   ----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

1705 Whiskey Road South, Aiken, South Carolina                29803
-----------------------------------------------   ----------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number,                           (803) 641-3000
 including area code:                             ----------------------------

Securities registered pursuant                                 None
 to Section 12(b) of the Act:                     ----------------------------

Securities registered pursuant
 to Section 12(g) of the Act:                        Common Stock, par value
                                                        $0.01 per share
                                                  ----------------------------
                                                        (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES  x  NO
                                                     ---    ---

     Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this
Form 10-KSB or any amendments to this Form 10-KSB.  [   ]

     The registrant's revenues for the fiscal year ended March 31, 1998 were $18,622,208.

     As of June 19, 1998, there were issued and outstanding 421,060 shares of the registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of June 19, 1998, was $15.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

                DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the Fiscal Year Ended March 31, 1998. (Parts I and II)
2. Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders. (Part III)
3. Registrant's Current Report Form 8-K dated January 27, 1998, as amended. (Part II, Item 8)

Transitional Small Business Disclosure Format (check one)     Yes     No  X
                                                                   ---   ---

PAGE

                                  PART I

Item 1.     Business
            --------

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

     At March 31, 1998, the Company had assets of approximately $215.5 million, deposits of approximately $181.8 million and shareholders' equity of approximately $18.1 million.

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

      Through a real estate partnership and Willow Woods Associates, the Company is involved in real estate development.

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

Selected Consolidated Financial Information
-------------------------------------------

     This information is incorporated by reference to page 3 of the 1998 Annual Report to Stockholders ("Annual Report").

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

     Adjustable rate mortgage loans ("ARMs") constituted approximately 29.2% of the Bank's total outstanding loan portfolio at March 31, 1998.

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

                                                         At March 31,
                       ----------------------------------------------------------------------------------
                            1998             1997             1996             1995             1994
                       --------------   --------------   --------------   --------------   --------------
                       Amount Percent   Amount Percent   Amount Percent   Amount Percent   Amount Percent
                       ------ -------   ------ -------   ------ -------   ------ -------   ------ -------
                                                     (Dollars in Thousands)

TYPE OF LOAN:
-------------
Fixed Rate Loans
----------------
Real Estate:
 Residential(1)..... $  9,981   7.0%   $ 14,835   9.9%  $ 11,846   7.6%  $ 15,998   10.4% $ 16,467  12.3%
 Commercial(2)......       --    --       1,916   1.2      2,280   1.6      2,580    1.7     6,032   4.5
                     -------- -----    -------- -----   -------- -----   --------  -----  -------- -----
  Total real estate
   loans............    9,981   7.0      16,751  11.1     14,126   9.2     18,578   12.1    22,499  16.8
 Commercial
   business.........   21,863  15.3      20,970  14.0     15,804  10.2     11,986    7.8     7,258   5.4
 Consumer(3)........   29,257  20.5      24,180  16.1     22,635  14.6     20,450   13.3    18,347  13.7
                     -------- -----    -------- -----   -------- -----   --------  -----  -------- -----
  Total fixed rate
   loans............   61,101  42.8      61,901  41.2     52,565  34.0     51,014   33.2    48,104  35.9
                     -------- -----    -------- -----   -------- -----   --------  -----  -------- -----
Adjustable rate loans
---------------------
Real Estate:
Residential(1)......   37,701  26.4      35,910  23.9     48,718  31.5     51,004   33.1    32,704  24.4
 Commercial(2)......    3,956   2.8       4,612   3.1      8,350   5.4     10,428    6.8    15,425  11.5
                     -------- -----    -------- -----   -------- -----   --------  -----  -------- -----
  Total real estate
   loans............   41,657  29.2      40,522  27.0     57,068  36.9     61,432   39.9    48,129  35.9
 Commercial
   business.........   22,637  15.9      25,078  16.7     22,960  14.8     17,732   11.5    13,757  10.3
 Consumer(3)........   17,242  12.1      22,714  15.1     22,175  14.3     23,639   15.4    23,958  17.9
                     -------- -----    -------- -----   -------- -----   --------  -----  -------- -----
  Total adjustable
   rate loans.......   81,536  57.2      88,314  58.8    102,203  66.0    102,803   66.8    85,844  64.1
                     -------- -----    -------- -----   -------- -----   --------  -----  -------- -----
  Total loans.......  142,637 100.0%    150,215 100.0%   154,768 100.0%   153,817  100.0%  133,948 100.0%
                              =====             =====            =====             =====           =====
Less
----
Loans in process....    3,176             1,375              474            2,419            6,628
Deferred fees and
 discounts..........      225               303              395              466              237
Allowance for loan
 losses.............    1,512             1,768            1,759            1,955            1,735
                     --------          --------         --------         --------         --------
 Total loans
  receivable........ $137,724          $146,769         $152,140         $148,977         $125,348
                     ========          ========         ========         ========         ========
------------
(1)     Includes $1.8 million, $1.6 million, $2.5 million, $2.5 million and $750,477 in multi-family dwellings for fiscal years ended March 31, 1998, 1997, 1996 and 1995, 1994, respectively.
        Includes residential construction loans.
(2)     Includes acquisition, development and commercial construction loans.
(3)     Includes home improvement loans.

                                                              3

PAGE

                                                         At March 31,
                       ----------------------------------------------------------------------------------
                            1998             1997             1996             1995             1994
                       --------------   --------------   --------------   --------------   --------------
                       Amount Percent   Amount Percent   Amount Percent   Amount Percent   Amount Percent
                       ------ -------   ------ -------   ------ -------   ------ -------   ------ -------
                                                     (Dollars in Thousands)

TYPE OF SECURITY:
-----------------
Real Estate Loans:
 Residential(1)..... $ 44,232  31.0%   $ 46,782  31.1%  $ 59,613  38.5%   $ 60,528  39.3% $ 38,703  28.9%
 Commercial.........    3,956   2.8       6,528   4.4      9,977   6.5      11,203   7.3    15,310  11.4
 Construction.......    3,450   2.4       3,963   2.6      1,604   1.0      8,279    5.4    16,615  12.4
                     -------- -----    -------- -----   -------- -----   --------  -----  -------- -----
  Total real
   estate loans.....   51,638  36.2      57,273  38.1     71,194  46.0     80,010   52.0    70,628  52.7
                     -------- -----    -------- -----   -------- -----   --------  -----  -------- -----
Commercial business.   44,500  31.2      46,048  30.7     38,764  25.1     29,718   19.3    21,015  15.7
Consumer loans:
 Deposit account....    1,275   0.9       1,299   0.9      1,299   0.8      1,145    0.8     1,565   1.2
 Home equity........   20,202  14.1      21,446  14.3     14,767   9.6     16,029   10.4    16,735  12.5
 Home improvement...   16,088  11.3      13,299   8.8     18,154  11.7     16,283   10.6    13,796  10.3
 Other..............    8,934   6.3      10,850   7.2     10,590   6.8     10,632    6.9    10,209   7.6
                     -------- -----    -------- -----   -------- -----   --------  -----  -------- -----
  Total consumer
    loans...........   46,499  32.6      46,894  31.2     44,810  28.9     44,089   28.7    42,305  31.6
                     -------- -----    -------- -----   -------- -----   --------  -----  -------- -----
   Total loans......  142,637 100.0%    150,215 100.0%   154,768 100.0%   153,817  100.0%  133,948 100.0%
                              =====             =====            =====             =====           =====
Less:
Loans in process....    3,176             1,375              474            2,419            6,628
Deferred fees and
 discounts..........      225               303              395              466              237
Allowance for loan
 losses.............    1,512             1,768            1,759            1,955            1,735
                     --------          --------         --------         --------         --------
 Total loans
  receivable........ $137,724          $146,769         $152,140         $148,977         $125,348
                     ========          ========         ========         ========         ========
-----------

(1)  Includes $1.8  million, $1.6 million, $2.5 million, $2.5 million and $750,477 in multi-family dwellings for fiscal years ended March 31,  1998, 1997, 1996, 1995 and 1994, respectively.

                                                              4

PAGE

     The following schedule illustrates the interest rate sensitivity of Security Federal's loan portfolio at March 31, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period when the contract is due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                        At March 31, 1998
                     --------------------------------------------------------
                             Real Estate
                     -------------------------               Commercial
                     Residential(1) Commercial  Consumer(2)  Business   Total
                     -------------- ----------  -----------  --------   -----
                                      (Dollars in Thousands)

Six months or less(3)...$  2,404      $  106     $ 5,898     $ 7,650  $ 16,058
Over six months to
 one year...............     591         112       5,038       6,171    11,912
Over one year to
 three years............   1,659         501       9,529      11,687    23,376
Three to five years.....   2,457         585       9,316       8,684    21,042
Over five to ten
 years..................  10,222       1,288      10,655       7,431    29,596
Over ten to twenty
 years..................  16,078       1,363       6,063       2,840    26,344
More than twenty
 years .................  11,096          --          --          37    11,133
                        --------      ------     -------     -------  --------
Total(4)                $ 44,507      $3,955     $46,499     $44,500  $139,461
                        ========      ======     =======     =======  ========
---------------
(1)    Includes multi-family dwellings.
(2)    Includes home improvement loans and equity line of credit loans.
(3) Includes demand loans, loans having no stated maturity and overdraft loans.
(4) Loan amounts are net of undisbursed funds for loans in process of $3.2 million.

     The total amount of loans due after March 31, 1999, which have predetermined or fixed interest rates is $40.2 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $71.2 million.

     Loan Originations, Purchases and Sales. The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                           Year Ended March 31,
                                 ------------------------------------------
                                 1998     1997     1996      1995      1994
                                 ----     ----     ----      ----      ----
                                         (Dollars in Thousands)
Originated(1):
Real estate:
Adjustable rate - residential..$12,080  $ 8,046  $  3,684  $28,608   $ 9,485
Adjustable rate - commercial...     --       --        --      187     5,145
                               -------  -------   -------  -------   -------
 Total adjustable rate......... 12,080    8,046     3,684   28,795    14,630

Fixed rate - residential.......  3,444    5,636     5,332    4,729    49,966
Fixed rate - commercial........     --       14        --       --        --
                               -------  -------   -------  -------   -------
Total fixed rate...............  3,444    5,650     5,332    4,729    49,966

Non-real estate: Consumer...... 20,103   18,574    16,994   18,362     6,205
Commercial business............ 13,698   20,576    27,465   25,529    10,626
                               -------  -------   -------  -------   -------
 Total non-real estate......... 33,801   39,150    44,459   43,891    16,381
                               -------  -------   -------  -------   -------
  Total loans originated.......$49,325  $52,846   $53,475  $77,415   $81,427
                               =======  =======   =======  =======   =======

                               (table continued on following page)

                                           Year Ended March 31,
                                 ------------------------------------------
                                 1998     1997     1996      1995      1994
                                 ----     ----     ----      ----      ----
                                         (Dollars in Thousands)

Purchased ....................      --       --        --       --        --

Loans acquired in
 acquisition(2):
Non-real estate:
Consumer ..................... $    --  $    --  $     --  $    --   $13,507
Commercial business...........      --       --        --       --     2,717
                               -------  -------  --------  -------   -------
 Total loans acquired......... $    --  $    --  $     --  $    --   $16,224
                               =======  =======  ========  =======   =======
Sold(1):
Fixed rate:
 Real estate - residential.... $ 3,396  $ 5,810  $ 5,496   $3,090    $47,651
Adjustable rate:
 Real estate - residential....      --       --       --    4,450         --
Principal repayments(3).......  53,507   51,589   47,028   50,006     28,741
(Increase) decrease in other
 items, net...................  (1,467)    (818)   2,212    3,760     (2,784)

Net increase (decrease)....... $(9,045) $(5,371)  $3,163  $23,629    $18,475

---------------
(1) Does not include loans in the amount of $7.9 million, $6.4 million, $6.9 million, $8.4 million and $17.4 million that were originated with prior commitments to be purchased by institutional investors and sold during the fiscal years ended March 31, 1998, 1997, 1996, 1995 and 1994, respectively.
(2) Loans acquired in the year ended March 31, 1994 were acquired in the acquisition of branch offices from NationsBank of South Carolina, N.A.
(3) Includes securizations of fixed rate residential loans in the amount of $2.8 million for the fiscal year ended 1997.

     In addition to interest earned on loans, the Bank receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for the creation of the loan.

     The Bank's loan origination fees generally range from 1% to 2% on conventional residential mortgages, commercial real estate loans and commercial business loans. The total fee income (including amounts amortized to income as yield adjustments) for the fiscal year ended March 31, 1998 was $259,423.

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

                                            At or for the Year Ended March 31,
                                            ----------------------------------
                                                 1998      1997      1996
                                                 ----      ----      ----

Net deferred loan origination fees
 earned during the period(1)................   $111,528  $119,818  $102,906

Mortgage loan origination fees earned as
 a percentage of total  loans originated
 during the period..........................       0.7%      0.9%      1.1%

Net deferred loan origination fees
 in loan portfolio at end  of period........   $224,973  $303,199  $394,768
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

     Secondary market sales have been made primarily to the FHLMC or FNMA and, to a lesser extent, other savings and loan associations, banks, and other investors. The FHLMC and FNMA are quasi-governmental agencies that purchase residential mortgage loans from federally insured financial institutions and certain other lenders. All loans sold were sold without recourse to Security Federal. Security Federal ordinarily retains the servicing of the loans (i.e., collection of principal and interest payments) sold to the FHLMC or FNMA, for which it generally recognizes a fee of 1/4 to 1/2 of one percent per annum of the unpaid principal balance of each loan. At March 31, 1998, Security Federal serviced approximately $127.0 million in mortgage loans, including approximately $79.3 million which the Bank serviced for others. Loans sold to other investors are generally sold with servicing released.

     Most of the Bank's fixed-rate mortgage loans are underwritten according to standards that would allow them to be sold into the secondary market. The Bank currently sells in the secondary market substantially all of its fixed-rate loans with terms to maturity of 15 years or greater. For the fiscal year ended March 31, 1998, $8.9 million in loans were originated with prior commitments to purchase such loans by other institutional investors at a fixed price. These loans were carried in the Bank's "loans held for sale" portfolio. In addition, during fiscal 1998, $3.4 million in loans were originated and sold to FHLMC and FNMA. At March 31, 1998, fixed-rate, residential mortgage loans totaled $10.0 million, or 7.0% of the Bank's loan portfolio. The Bank's fixed-rate single-family residential loans normally have remained outstanding for significantly shorter periods because the borrowers have prepaid the loans in full upon sale of the security property, due to the due-on-sale clauses generally contained in the Bank's first mortgages, or upon the refinancing of the original loan.

     At March 31, 1998, the Bank held $1.2 million of loans for sale. All of such loans were originated for other financial institutions based upon prior commitments to purchase the loans at a set price. As a result, these loans present no market risk to Security Federal. These loans are normally delivered and paid for within 30 days after the date of closing.

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

     Upon receipt of a loan application and all required related information from a prospective borrower, the loan application is submitted for approval or rejection. The residential mortgage loan underwriter approves loans which meet FHLMC and FNMA underwriting requirements, not to exceed $227,150 per loan, and the government loan direct endorser approves FHA loans not to exceed $165,908 and VA loans not to exceed $203,000. However, the Bank does submit some FHA and VA loans to the Department of Housing and Urban Development for approval. The Chairman, Chief Executive Officer, Senior Mortgage Officer or Senior Consumer/Commercial Loan Officer approve loans of $200,000 or less, except as set forth above. Loans in excess of $200,000 require approval of one of the above and the Chairman of the Board and any loan in an amount in excess of $300,000 must be approved by the Bank's Executive Committee, which operates as the Bank's Loan Committee. The loan approval limits shown are the aggregate of all loans to any one borrower or entity.

     The general policy of Security Federal is to issue loan commitments to qualified borrowers for a specified time period. These commitments are generally for a period of 45 days or less. With management approval, commitments may be extended for a longer period. The total outstanding amount of mortgage loan commitments issued by Security Federal as of March 31, 1998, was approximately $658,000 (excluding undisbursed portions of construction loans in process). Security Federal also had outstanding commitments available on retail lines of credit (including home equity and other consumer loans) totaling $20.9 million as of March 31, 1998. See Note 13 of Notes to Consolidated Financial Statements.

     Permanent Residential Mortgage Lending. Residential real estate mortgage loans constituted approximately 33.4% of the Bank's total outstanding loan portfolio at March 31, 1998.

     Security Federal offers a variety of ARMs which offer adjustable rates of interest, payments, loan balances or terms to maturity which vary according to specified indices. The Bank's ARMs generally have a loan term of 15 to 30 years with rate adjustments every one to three years during the term of the loan. Most of the Bank's ARMs contain a 100 or 200 basis point limit as to the maximum amount of change in the interest rate at any adjustment period and a 500 or 600 basis point limit over the life of the loan. The Bank generally originates ARMs to hold in its portfolio. Such loans are generally made consistent with FHLMC and FNMA guidelines. At March 31, 1998, residential ARMs totaled $37.7 million, or 26.4% of the Bank's loan portfolio. For the year ended March 31, 1998, the Bank originated $15.5 million in residential real estate loans, 77.8% of which had adjustable rates of interest.

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

     The Bank also provides construction financing for single family dwellings both to owner-occupants and to builders for resale. Construction loans are generally made for periods of six months to one year. Typically, interest rates on interim construction loans are made on a fixed-rate basis. At March 31, 1998, residential construction loans on one- to four-family dwellings totaled $3.5 million, or 2.4% of the Bank's loan portfolio. In addition to the factors mentioned above concerning the creditworthiness of the borrower, on loans of this type the Bank seeks to evaluate the financial condition and prior performance of the builder.

     Commercial Real Estate Loans.   The commercial real estate and other
non-residential loans ("commercial real estate loans") originated by the Bank are primarily secured by business properties, churches, income property developments, and undeveloped land. At March 31, 1998, the Bank had approximately $4.0 million, or 2.8% of the Bank's total loan portfolio, in commercial real estate loans.

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

      At March 31, 1998, the Bank did not have any commercial real estate loans with principal balances in excess of $1.0 million. Federal law restricts the Bank's permissible lending limits to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus. The Bank has not typically made loans to one borrower equal to the amount federal law allows or approximately $2.6 million at March 31, 1998.

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

     The Bank has from time to time made commercial real estate loans to its affiliates, such as officers, directors and employees. These loans are made in the ordinary course of business on substantially the same terms, rates and collateral as those of comparable transactions prevailing at the time, and do not involve more than the normal risk of collectibility or present other unfavorable features. In addition, all loans made by the Bank to its affiliates comply with Office of Thrift Supervision ("OTS") regulations restricting loans and other transactions with affiliated persons of the Bank.

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

     At March 31, 1998, commercial business loans totaled $44.5 million, or 31.2% of the Bank's loan portfolio. Although commercial business loans, like consumer loans, involve a higher level of risk than one-to four-family residential mortgage loans, they generally carry higher yields and have shorter terms to maturity than one- to four- family residential mortgage loans.

     Consumer Loans. The Bank originates consumer loans for any personal, family or household purpose, including but not limited to the financing of home improvements, automobiles, boats, mobile homes, recreational vehicles and education. In addition, the Bank has expanded its home equity lending program. Home equity loans are secured by mortgage lines on the borrower's principal or second residence. At March 31, 1998, the Bank had $12.5 million of home equity lines of credit outstanding and $15.0 million of additional commitments of such lines of credit. The Bank also makes secured and unsecured lines of credit available. Although consumer loans involve a higher level of risk than one- to four-family residential mortgage loans, they generally carry higher yields and have shorter terms to maturity than one- to four-family residential mortgage loans. The Bank has increased its origination of consumer loans during the past several years and at March 31, 1998, the Bank had total consumer loans of $46.5 million, or 32.6% of the Bank's loan portfolio.

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

     The Bank also has a credit card program. As of March 31, 1998, 866 Visa credit cards had been issued by the Bank with total approved credit lines of $1.5 million, of which $513,445 was outstanding.

Loan Delinquencies and Defaults
-------------------------------

     General. The Bank's collection procedures provide that when a real estate loan is approximately 20 days past due, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and establish a program to bring the loan current. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates foreclosures proceedings after the customer has been notified by certified mail. At March 31, 1998, the Bank had property acquired as the result of foreclosures, in-substance foreclosure or by deed in lieu of foreclosure and classified as "real estate owned" valued at $165,170.

     Delinquent Loans. The following table sets forth information concerning delinquent mortgage and other loans at March 31, 1998. The amounts presented represent the total remaining principal balances of the related loans (before specific reserves for losses), rather than the actual payment amounts which are overdue.

                             Real Estate                Non-Real Estate
                   ----------------------------  ----------------------------
                                                                  Commercial
                    Residential     Commercial     Consumer       Business
                   -------------  -------------  -------------  -------------
                   Number Amount  Number Amount  Number Amount  Number Amount
                   ------ ------  ------ ------  ------ ------  ------ ------
                                         (Dollars in Thousands)

Loans delinquent
 for:
30 - 59 days.......   12  $  697    --     $  --    54   $378       8  $  343
60 - 89 days ......    1      79    --        --    13    113       5     195
90 days and over...    5     570    --        --    24    432       6   1,032
                     ---  ------   ---       ---   ---   ----     ---  ------
Total delinquent
 loans ............   18  $1,346    --     $  --    91   $923      19  $1,570
                     ===  ======   ===       ===   ===   ====     ===  ======

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

     At March 31, 1998, approximately $173,668, $2,366,825 and $469,922 of the
Bank's assets were classified "special mention," "substandard" and "doubtful," respectively. On such date, the Bank had $6,885 of loans classified as "loss." As of March 31, 1998, there were loans totaling $763,020 which were troubled debt restructuring within the meaning of FASB No. 15 of which $225,817 was classified substandard and $395,588 was classified doubtful. The Bank's classification of assets is consistent with OTS regulatory classifications.

     For additional information regarding the treatment of impaired loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Accounting and Reporting Changes" contained in the Annual Report.

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

     The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio.

                                                 March 31,
                                  ----------------------------------------
                                  1998     1997     1996     1995     1994
                                  ----     ----     ----     ----     ----
                                              (Dollars in Thousands)

Non-Accruing Loans Delinquent
60 to 90 Days:
Residential.................... $   79    $   56   $  452   $  148   $   --
Commercial real estate.........     --        --       --      172       --
Consumer.......................    113       289      226       47      121
Commercial business............    195       142      490        9      438
                                ------    ------   ------   ------   ------
 Total......................... $  387    $  487   $1,168   $  376   $  559
                                ======    ======   ======   ======   ======
 Total as a percentage of
  total assets.................   0.18%     0.24%    0.54%   0.18%     0.28%

Non-Accruing Loans Delinquent
 More than 90 Days:
Residential.................... $  570   $  105   $  453   $  264   $  573
Commercial real estate.........     --        --      542       --      298
Consumer.......................    432       446      154      122      120
Commercial business............  1,032       330      255       50       --
                                ------    ------   ------   ------   ------
 Total......................... $2,034    $  881   $1,404   $  436   $  991
                                ======    ======   ======   ======   ======
 Total as a percentage of
  total assets.................   0.94%     0.44%    0.65%    0.21%    0.50%

Troubled debt restructurings...    763(3) $  829(2)$  487(1)$  780   $   --
Real estate owned..............    165    $   52   $  719   $1,521   $1,684
Allowance for loan losses ..... $1,512    $1,768   $1,759   $1,955   $1,735
________________
(1)     Included in non-accruing loan totals.
(2) $89,000 of troubled debt restructurings are included in non-accruing loans.
(3) $86,000 of troubled debt restructurings are included in non-accruing loans.

     For the fiscal year ended March 31, 1998, the interest income which would have been recognized with respect to non-accruing loans, had such loans been current in accordance with their original terms and with respect to troubled debt restructurings, had such loans been current in accordance with their original terms, totaled $100,512.

     At March 31, 1998, non-accrual loans totaled $2,034,000 compared to $1,368,072 at March 31, 1997. Until March 31, 1998, the Bank had classified all loans as non-accrual when they were 60 days or more delinquent. Beginning March 31, 1998, the Bank has classified all loans as non-accrual when they are 90 days or more delinquent as is more common industry practice. Included in non-accruing loans at March 31, 1998 were five one- to four-family real estate mortgage loans totaling $570,000 and six commercial loans totaling $1,032,000 and 24 consumer loans totaling $432,000. Of the $432,000 in consumer loans on non-accrual status at fiscal year end, no loan exceeded $90,000 at fiscal year end. Both of these loans are well secured and no loss is anticipated at this time. Of the $1.0 million in non-accruing commercial business loans at March 31, 1998, no loan exceeded $500,000.

     The Bank had four loans totaling $763,020 at fiscal year end which were troubled debt restructurings compared to three loans of $829,000 at March 31, 1997, of which one loan of $89,000 was also on non-accrual status. Of the four troubled debt restructurings at March 31, 1998, only one loan of $86,485 was on non-accrual status. This loan is secured by a principal residence. The other three loans consisted of a $141,615 loan secured by a principal residence and two commercial business loans totaling $534,920 secured by commercial real estate. All four loans are considered well secured and no loss is anticipated at this time. All troubled debt
restructurings are also considered impaired.   At March 31, 1998, the Bank
held $872,195 in impaired loans compared to $1,241,000 at March 31, 1997.

     At March 31, 1998, real estate acquired through foreclosure had an outstanding book value of $165,170 and consisted of four properties.

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

     At March 31, 1998, total reserves relating to loans were $1.5 million.
In determining the adequacy of the reserve for loan losses, management reviews past experience of loan charge-offs, the level of past due and non-accrual loans, the size and mix of the portfolio, general economic conditions in the market area, and individual loans to identify potential credit problems. Commercial business and consumer loans have increased to $91.0 million or 63.8% of the Bank's total loan portfolio, at March 31, 1998, and it is anticipated there will be a continued emphasis on this type of credit. Although commercial business and consumer loans carry a higher level of credit risk than conventional residential mortgage loans, the level of reserves reflects management's continuing evaluation of this risk based on upon the Bank's past loss experience. At fiscal year end, the Bank's ratio of loans delinquent more than 60 days to total assets was 1.1%. These delinquent loans are considered to be well secured and are in the process of collection. Management believes that reserves for loan losses are at a level adequate to provide for inherent loan losses. Although management believes that it has considered all relevant factors in its estimation of future losses, future adjustments to reserves may be necessary if conditions change substantially from the assumptions used in making the original estimations. Regulators will from time to time evaluate the allowance for loan losses which are subject to adjustments based upon the information available to the regulators at the time of their examinations.

     At March 31, 1998, the Bank had no allowance for losses on real estate owned.

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                    March 31,
                                     ----------------------------------------
                                     1998     1997     1996     1995     1994
                                     ----     ----     ----     ----     ----
                                              (Dollars in Thousands)

Balance at beginning of year....... $1,768   $1,759   $1,955   $1,735  $1,191

Provision charged to operations....    780      300      230      300     335
Allowance on acquired loans........     --       --       --       --     324

Charge-offs:
Residential real estate............     --       64        5       --      25
Commercial real estate.............     --       --       --        3      61
Commercial business................    660       59      330       --      --
Consumer ..........................    633      198      137      102      39
                                    ------   ------   ------   ------  ------
 Total charge-offs ................  1,293      321      472      105     125
                                    ------   ------   ------   ------  ------
Recoveries:
Residential real estate............     --       --       --       --      --
Commercial business ...............     56       --       --       --      --
Consumer ..........................    201       30       46       25      10
                                    ------   ------   ------   ------  ------
 Total recoveries .................    257       30       46       25      10
                                    ------   ------   ------   ------  ------

Balance at end of year............. $1,512   $1,768   $1,759   $1,955  $1,735
                                    ======   ======   ======   ======  ======

Ratio of net charge-offs during
 the year to average loans
 outstanding during the year.......   0.72%    0.19%    0.28%    0.06%   0.10%
                                      ====     ====     ====     ====    ====

     The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:


                                                        At March 31,
                      -----------------------------------------------------------------------------------
                            1998             1997            1996              1995            1994
                      ---------------- ---------------  ---------------  ---------------- ---------------
                              Percent          Percent          Percent          Percent         Percent
                              of Loans         of Loans         of Loans         of Loans        of Loans
                              in Each          in Each          in Each          in Each         in Each
                              Category         Category         Category         Category        Category
                              to Total         to Total         to Total         to Total        to Total
                      Amount  Loans    Amount  Loans    Amount  Loans    Amount  Loans    Amount Loans
                      ------  -------- ------  -------- ------  -------- ------  -------- ------ --------
                                                (Dollars in Thousands)

Residential........... $  140   33.4%   $   81   33.7%   $  460   39.1%   $  460   43.4%  $   312   36.8%
Commercial real
  estate..............     42    2.8        42    4.4       131    6.9        96    8.5       128   16.0
Consumer..............    551   32.6       734   31.2       568   28.9       800   28.7       792   31.5
Commercial business...    779   31.2       911   30.7       600   25.1       599   19.4       503   15.7
                       ------  -----    ------  -----    ------  -----    ------  -----    ------  -----
 Total................ $1,512  100.0%   $1,768  100.0%   $1,759  100.0%   $1,955  100.0%   $1,735  100.0%
                       ====== ======    ======  =====    ======  =====    ======  =====    ======  =====

                                                                15

Service Corporation
-------------------

     As a federally chartered savings bank, Security Federal is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. At March 31, 1998, Security Federal's net investment in its service corporations (including loans to service corporations) totaled $292,890. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings bank may engage in directly.

     Security Financial Services Corporation. SFSC was incorporated in 1975 as a wholly owned subsidiary of the Bank. Its primary activity is investment brokerage services.

     Real Estate Partnership. The Company also develops real estate through two real estate partnerships which it purchased from SFSC at market value in December 1995. Each project was designed primarily to develop and sell residential lots in and around the Bank's primary lending area. One project was completed during fiscal 1998. Total investment of the Company in the remaining project at March 31, 1998, was approximately $239,685. The Company has no plans for additional real estate ventures.

     During fiscal 1988, SFSC completed construction on the first phase of Currytowne, a joint venture development of single-family residential lots located in Edgefield County, South Carolina, near North Augusta. This phase contains 84 lots. By fiscal 1997 year end, all lots had been sold. The partnership was completely liquidated in January 1998.

     During fiscal 1990, SFSC entered into a joint venture agreement, known as Willow Woods, to develop 97.2 acres of land in Aiken County into approximately 150 single family residential lots. SFSC is a 50% partner in the joint venture. The first phase of this development containing 51 lots was completed in May of 1991, and as of March 31, 1998, 50 lots have been sold.
Construction on the second phase of Willow Woods was completed in May 1994 and contains 40 single family residential lots, of which 27 had been sold as of March 31, 1998.

Investment Activities
---------------------

     Investment securities. The Bank has authority to invest in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies, certificates of deposit at insured institutions, bankers' acceptances and federal funds.

     The Bank may also invest a portion of their assets in certain commercial paper and corporate debt securities. The Bank is also authorized to invest in mutual funds whose assets conform to the investments that a federal thrift institution is authorized to make directly. There are various restrictions on the foregoing investments. For example, the commercial paper must be appropriately rated by at least two nationally recognized investment rating services and the corporate debt securities must be appropriately rated by at least one such service. In addition, the average maturity of an institution's portfolio of corporate debt securities may not, at any one time, exceed six years, and the commercial paper must mature within nine months of issuance. Moreover, an institution's total investment in the commercial paper and corporate debt securities of any one issuer may not exceed 1% of the institution's assets except that an institution may invest 5% of its assets in the shares of any appropriate mutual fund. See "Regulation -- Federal Regulation of Savings Associations."

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

     Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of March 31, 1998, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was approximately 29.6%.

     The following table sets forth the composition of the Company's portfolio of securities and other investments, not including mortgage-backed securities.

                                                 At March 31,
                                     ----------------------------------------
                                        1998          1997           1996
                                        ----          ----           ----
                                            (Dollars in Thousands)

Interest-bearing deposits with banks. $    --        $    --        $    --
Other interest earning assets........      --          2,713          2,858
                                      -------        -------        -------
 Total............................... $    --        $ 2,713        $ 2,858
                                      =======        =======        =======

Securities:
Available for sale:
U.S. Treasury and agency obligations.  50,083        $23,717        $30,972
Federal Farm Credit Bank securities..   4,514            499             --
                                      -------        -------        -------
 Total securities available for sale.  54,597         24,216         30,972
                                      -------        -------        -------
Held to Maturity:  U.S. Government
 and agency obligations..............   2,364          6,478          5,492
FNMA securities......................     500            500          1,006
Federal Farm Credit Bank securities..      --             --             --
FHLMC bonds..........................   1,000          1,000          1,000
                                      -------        -------        -------
 Total securities held to maturity...   3,864          7,978          7,498
                                      -------        -------        -------

Total securities(1)..................  58,461         32,194         38,471
FHLB stock...........................   1,349            786          1,233
                                      -------        -------        -------
Total securities and FHLB stock (1).. $59,810        $32,980        $39,704
                                      =======        =======        =======
---------------
(1)     Does not include mortgage-backed securities.

     At March 31, 1998, the Company did not have any investment securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total book value in excess of 10% of stockholders' equity.

     The following table sets forth the maturities or repricing of investment securities and FHLB stock at March 31, 1998, and the weighted average yields of such securities and FHLB stock (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security). Callable securities are shown at their likely call dates based on current interest rates.

                                     Maturing or Repricing
                -------------------------------------------------------------
                                  After One       After Five
                    Within        But Within      But Within        After
                   One Year       Five Years      Ten Years       Ten Years
                -------------   -------------   -------------   -------------
                Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield
                ------  -----   ------  -----   ------  -----   ------  -----
                                    (Dollars in Thousands)

U.S.
 Government
 and other
 agency ob-
 ligations.... $27,614  5.85%  $30,725  6.22%   $  --    --%    $  --    --%
FHLB stock....      --    --     1,349  7.25       --    --        --    --
               -------  ----   -------  ----    -----  ----     -----  ----

  Total....... $27,614  5.85%  $32,074  6.26%   $  --    --%    $  --    --%
               =======  ====   =======  ====    =====  ====     =====  ====

      For information regarding the market value of the Bank's securities portfolios, see Notes 2 and 3 of Notes to Consolidated Financial Statements.

     The Bank has sold securities under an agreement to repurchase when it is a cost effective method to acquire funds. The Bank did not engage in such transactions during fiscal 1998. See "-- Borrowings."

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

     The Bank had $4.4 million, $4.8 million and $2.5 million of mortgage-backed securities issued by the FHLMC at March 31, 1998, 1997 and 1996, respectively. The Bank held no other mortgage-backed securities at such dates.

     The following table sets forth the composition of the mortgage-backed securities portfolio at the dates indicated. There were no mortgage-backed securities classified as available for sale at the dates indicated.

                                               At March 31,
                                 -----------------------------------------
                                    1998           1997           1996
                                 Book Value     Book Value      Book Value
                                 ----------     ----------      ----------
                                         (Dollars in Thousands)
Held to Maturity:
FHLMC                              $4,352        $4,777           $2,542
                                   ======        ======           ======
     At March 31, 1998, the Company did not have any mortgage-backed securities (exclusive of obligations of agencies of the U.S. Government) issued by any one entity with a total book value in excess of 10% of stockholders equity.

     For information regarding the market values of Security Federal's mortgage-backed securities portfolio, see Note 3 of the Notes to Consolidated Financial Statements.

     The following table sets forth the maturities and the weighted average yields of the mortgage-backed securities at March 31, 1998. Not considered in the preparation of the table below is the effect of prepayments.

                              Due in
         ----------------------------------------------------- March 31, 1998
           Less Than       1 to 5       5 to 10        Over         Balance
            1  Year        Years         Years       Ten Years    Outstanding
         ------------  ------------  ------------  ------------  -------------
         Amount Yield  Amount Yield  Amount Yield  Amount Yield  Amount  Yield
         ------ -----  ------ -----  ------ -----  ------ -----  ------  -----
                                   (Dollars in Thousands)

FHLMC.... $516  6.63%  $1,123 7.60%  $1,194 7.07%  $1,519 6.96%  $4,352  7.12%

Sources of Funds

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

     Occasionally, Security Federal sells its 15 and 30-year fixed rate loans in the secondary market. In addition, the Bank originates loans for other financial institutions with their prior commitment to purchase the loan at a set price. The amount of these loans originated and sold depends primarily on loan demand. During fiscal 1998, the Bank originated $8.9 million of such loans for other financial institutions. See "-- Loan Originations, Purchases and Sales."

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

     At March 31, 1998, the Bank had no brokered deposits. In addition, the Bank believes that, based on its experience over the past several years, its passbook and transaction accounts are stable sources of deposits.

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs for the periods indicated.

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs for the periods indicated.

                                           At March 31,
                      -------------------------------------------------------
                            1998              1997                1996
                      ---------------    ---------------      ---------------
                             Percent            Percent              Percent
                      Amount of Total    Amount of Total      Amount of Total
                      ------ --------    ------ --------      ------ --------
                                      (Dollars in Thousands)
Interest Rate Range:
-------------------
Passbook accounts
 0 % - 3.00% ........ $12,328   6.8%     $13,451   8.0%        $13,615   7.9%
NOW and other
 transaction accounts
 0% - 1.75% .........  47,414  26.1       43,602  26.0          42,252  24.5
Money market funds
 2.50% - 5.50%.......  27,902  15.3       11,641   6.9          13,770   8.0
                     -------- -----     -------- -----        -------- -----
  Total non-
   certificates......  87,644  48.2       68,694  40.9          69,637  40.4
                     -------- -----     -------- -----        -------- -----
Certificates:
------------
0.00-4.99% ..........   3,087   1.7        3,936   2.3           5,116   3.0
5.00-6.99%...........  90,920  50.0       95,234  56.7          97,047  56.3
7.00-8.99%...........     135   0.1          197   0.1             575   0.3
                     -------- -----     -------- -----        -------- -----

  Total
   certificates......  94,142  51.8       99,367  59.1          102,73  59.6
                     -------- -----     -------- -----        -------- -----
  Total deposits.....$181,786 100.0%    $168,061 100.0%       $172,375 100.0%
                     ======== =====     ======== =====        ======== =====

     The Bank relies to a limited extent upon locally obtained Jumbo CDs to maintain its deposit levels. At March 31, 1998, Jumbo CDs constituted 7.9% of the Bank's total deposits. Security Federal has not relied heavily on Jumbo CDs to manage interest rate sensitivity. Security Federal has, however, exhibited an ability to attract and maintain such deposits to desired levels during recent periods.

     The following table sets forth the deposit flows at the Bank during the periods indicated.

                                           Years Ended March 31,
                              -----------------------------------------------
                                1998               1997                1996
                              --------           --------            --------
                                          (Dollars in Thousands)

Opening balance.............. $168,061           $172,375            $166,275

Deposits ....................  812,539            785,065             734,010
Withdrawals..................  805,566            796,353             734,018
Interest credited............    6,752              6,974               6,108
                               -------            -------            --------

Ending balance...............  181,786            168,061             172,375
                               -------            -------            --------

Net increase (decrease)......  $13,725            $(4,314)           $  6,100
                               =======            =======            ========
Percent increase (decrease)..      8.2%              (2.5)%               3.7%
                                   ===                ===                 ===

     The following table shows rate and maturity information for the Bank's certificates of deposit as of March 31, 1998.

                                 4.00-    5.00-     6.00-    7.00-
                                 4.99%    5.99%     6.99%    7.99%    Total
                                 -----    -----     -----    -----    -----
                                           (Dollars in Thousands)

Certificate accounts maturing
in quarter ending:

June 30, 1998                   $1,817   $25,108   $1,196   $   --   $28,121
September 30, 1998               1,247    15,285    1,870       --    18,402
December 31, 1998                   23    12,235    1,309       --    13,567
March 31, 1999                      --    13,517    2,613       --    16,130
June 30, 1999                       --     5,532      634       --     6,166
September 30, 1999                  --     1,804       --       --     1,804
December 31, 1999                   --     1,140    1,130       --     2,270
March 31, 2000                      --     1,231    1,382      135     2,748
June 30, 2000                       --       597      131       --       728
September 30, 2000                  --       186        2       --       188
December 31, 2000                   --       181       --       --       181
March 31, 2001                      --       149       --       --       149
Thereafter                          --     1,351    2,337       --     3,688
                                ------   -------  -------     ----   -------
  Total                         $3,087   $78,316  $12,604     $135   $94,142
                                ======   =======  =======     ====   =======

      The following table indicates the amount of the Bank's deposits of $100,000 or more by time remaining until maturity at March 31, 1998.

                                                          Passbook, NOW and
                            Certificates of Deposit     Money Market Accounts
                            -----------------------     ---------------------
                                          (Dollars in Thousands)
Maturity Period
---------------
Three months or less                $ 1,394                    $20,895
Over three through six months         4,368                         --
Over six through twelve month         4,968                         --
Over twelve months                    3,606                         --
                                    -------                    -------
 Total                              $14,336                    $20,895
                                    =======                    =======

Borrowings
----------

     As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which
may be fixed or variable, and range of maturities.   The FHLB of Atlanta may
prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. See Note 9 of Notes to Consolidated Statements for disclosure regarding the maturities and rate structure of the Bank's FHLB advances. Federal law contains certain collateral requirements for FHLB advances. See "Regulation -- Federal Regulation of Savings Associations -- - Federal Home Loan Bank System."

     Occasionally, the Bank has used the sale of securities under agreements to repurchase as a source of funds. The securities sold pursuant to these agreements consist of mortgage loans which have been convened to FHLMC participation certificates. The Bank has sold securities under agreements to repurchase to both FHLMC and Wachovia Bank and Trust Company. These funds are used whenever its costs are favorable compared to alternative sources of funds. At March 31, 1998, the Bank had no repurchase agreements outstanding.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances at the dates indicated.

                                              Years Ended March 31,
                                            --------------------------
                                            1998      1997        1996
                                            ----      ----        ----
                                              (Dollars in Thousands)

Maximum Balance:
FHLB advances.............................$28,268    $23,921     $31,370

Average Balance:
FHLB advances.............................$20,252    $20,157     $27,569

     The following table sets forth information as to the Bank's borrowings and the weighted average interest rates thereon at the dates indicated.

                                              Years Ended March 31,
                                            --------------------------
                                            1998      1997        1996
                                            ----      ----        ----
                                                (In Thousands)

Balance:
FHLB advances.............................$12,126    $14,114     $22,864

Weighted Average Interest Rate:
At Fiscal Year End:
  FHLB advances...........................   6.25%      6.30%       6.29%
During Fiscal Year:
  FHLB advances...........................   6.12%      5.79%       6.39%

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

                            REGULATION

General
-------

     The Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended ("HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Bank's mortgage documents. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Bank and their operations. The Company, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS.

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

    The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB of Atlanta. The Bank is in compliance with this requirement with an investment in FHLB of Atlanta stock of $1,348,600 at March 31, 1998.

    Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta.

PAGE

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

     The Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital ("well capitalized," "adequately capitalized" or "undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system under the FDIA as discussed below. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. The Bank's regular assessments expensed for the year ended March 31, 1998 equaled $77,248.

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

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" contained in the Annual Report.

     Prompt Corrective Action. Each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

     At March 31, 1998, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The federal banking regulatory agencies are required to prescribe regulatory standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The federal banking agencies recently adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the association shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the association shall be subject to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

     Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by FHLMC or FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At March 31, 1998, the qualified thrift investments of the Bank were approximately 70.1% of its portfolio assets.

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

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans which do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totaled to arrive at total risk-weighted assets. Off- balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

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

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory Capital" contained in the Annual Report for a table that sets forth in terms of dollars and percentages the OTS tangible, core and risk-based capital requirements, the Bank's historical amounts and percentages at March 31, 1998, and pro forma amounts and percentages based upon the assumptions stated therein.

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

     Loans to One Borrower. Savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At March 31, 1998, the Bank's limit on loans to one borrower was $2.6 million. At March 31, 1998, the Bank's largest aggregate amount of loans to one borrower was $2.1 million.

      Activities of Thrift Institutions and Their Subsidiaries. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

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

    Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and
(iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve Board, as is currently the case with respect to all FDIC- insured banks. The Bank has not been significantly affected by the rules regarding transactions with affiliates.

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

     Community Reinvestment Act. Under the federal Community Reinvestment Act ("CRA"), all federally-insured financial institutions have a continuing and affirmative obligation consistent with safe and sound operations to help meet all the credit needs of its delineated community. The CRA does not establish specific lending requirements or programs nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to meet all the credit needs of its delineated community. The CRA requires the federal banking agencies, in connection with regulatory examinations, to assess an institution's record of meeting the credit needs of its delineated community and to take such record into account in evaluating regulatory applications to establish a new branch office that will accept deposits, relocate an existing office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, among others. The CRA requires public disclosure of an institution's CRA rating. The Bank received an "outstanding" rating as a result of its latest evaluation.

     Regulatory and Criminal Enforcement Provisions. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $27,500 per day, or $1.1 million per day in especially egregious cases. Under the FDIA, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Savings and Loan Holding Company Regulation
--------------------------------------------

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

     The provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense.
For taxable years beginning after December 31, 1995, the Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

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

     Audits. The Company, the Bank and its consolidated subsidiary have been audited or their books closed without audit by the IRS with respect to consolidated federal income tax returns through March 31, 1994. See Note 10 of Notes to Consolidated Financial Statements for additional information regarding income taxes of the Bank.

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

Item 2.     Properties
            ----------

     At March 31, 1998, Security Federal owned the buildings and land for its main office, five of its branch offices, including the operations center, leased the land and owned the improvements thereon for one of its offices, and leased the remaining four offices. The property related to the offices owned by Security Federal had a depreciated cost (including land) of approximately $2.0 million at March 31, 1998. At March 31, 1998, the aggregate net book value of leasehold improvements (excluding furniture and equipment) associated with leased premises was $246,214. See Note 5 of Notes to Consolidated Financial Statements.

     The following table sets forth the net book value of the offices owned (including land) and leasehold improvements on properties leased by Security Federal at March 31, 1998.

                                                 Date
                                     Lease       Facility   Gross
                           Owned or  Expiration  Opened/    Square   Net Book
    Location               Leased    Date        Acquired   Footage  Value
---------------------      ------    ------      --------   -------  ------

Main Office:

 1705 Whiskey Road S.       Owned     N/A          1980     10,000   $586,111
 Aiken, South Carolina

Full Service Branch Offices:

 149 E. Baruch Street       Owned     N/A          1984      2,258    212,805
 Denmark, South Carolina

 100 Laurens Street, N.W.   Leased    1998         1959      4,500     21,085
 Aiken, South Carolina

 313 East Martintowne Road  Owned(1)  N/A          1973      4,356    148,671
 North Augusta, South
 Carolina

 1665 Richland Avenue, W.   Owned     N/A          1984      1,942    236,060
 Aiken, South Carolina

 Montgomery & Canal         Leased    2007         1993(2)   1,600     32,045
 Streets Masonic Shopping
 Center Graniteville,
 South Carolina

 2812 Augusta Road          Owned     N/A          1993(2)   2,509    216,352
 Langley, South Carolina

 Highway 125 and Highways   Leased    1998         1993(2)   2,287      4,123
 1 and 78 Midland Valley
 Shopping Center
 Clearwater, South
 Carolina

 118 Main Street North      Owned     2000         1993(2)   3,600    314,008
 Wagener, South Carolina

 Walmart Superstore
 2035 Whiskey Road          Leased    2001         1996        517    188,961
 Aiken, South Carolina

                             (table continued on following page)

                                                 Date
                                     Lease       Facility   Gross
                           Owned or  Expiration  Opened/    Square   Net Book
    Location               Leased    Date        Acquired   Footage  Value
---------------------      ------    ------      --------   -------  ------

Operations Center:

 871 East Pine Log Road     Owned     N/A          1988      5,000   $334,903
 Aiken, South Carolina
-------------
(1) Security Federal has a lease on the land for this office which expires in 2003.
(2)   Represents acquisition date.

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

Item 4.     Submission of Matter to Vote or Security Holders
            ------------------------------------------------

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 1998.

                                    PART II
                                    -------

Item 5.     Market for the Issuer's Common Stock and Related Security
            Holder Matters
            ---------------------------------------------------------

     The information contained in the section captioned "Stockholders Information -- Price Range of Common Stock" and "-- Dividends" in the Annual Report is incorporated herein by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
            -----------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.     Financial Statements
            --------------------

     Independent Auditors' Report*
     Consolidated Balance Sheets, March 31, 1998 and 1997*
     Consolidated Statements of Income For the Years Ended March 31, 1998, 1997 and 1996*
     Consolidated Statements of Changes in Shareholders' Equity For the Years
      Ended March 31, 1998, 1997 and 1996*
     Consolidated Statements of Cash Flows For the Years Ended March 31, 1998,
      1997 and 1996*
     Notes to Consolidated Financial Statements*

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

Item 8.     Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure
            ------------------------------------------------

     The information contained in the Company's Current Report on Form 8-K dated January 27, 1998, as amended on March 3, 1998, is incorporated herein by reference.

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

                                   PART IV

Item 13.    Exhibits, Financial Statement Schedules and Reports on Form 8-K
            ---------------------------------------------------------------

(a)  Exhibits:
--------------

3.1     Articles of Incorporation and amendments thereto**
3.2     Bylaws**
4       Instruments defining the rights of security holders, including indentures*
10      Executive Compensation Plans and Arrangements:
           Salary Continuation Agreements**
           Amendment One to Salary Continuation Agreements***
           Stock Option Plan**
           Incentive Compensation Plan**
13     Annual Report to Stockholders
21     Subsidiaries of Registrant
23     Consent of Elliott, Davis & Company, LLP
27     Financial Data Schedule
99     Report of KPMG Peat Marwick LLP
                     (footnotes on following page)

--------------
* Filed on August 12, 1987, as an exhibit to the Company's Form 8-A registration statement pursuant to Section 12(g) of the Securities Exchange Act of 1934 or as a part of reports filed pursuant to
         Section 13 of such Act.
** Filed on June 28, 1993, as an exhibit to the Company's Annual Report on Form 10-KSB pursuant to Section 12(g) of the Securities Exchange Act of 1934. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
*** Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 pursuant to Section 12(g) of the Securities Exchange Act of 1934. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

         (b)  Reports on Form 8-K.
         -------------------------

         A Current Report on Form 8-K was filed by the Company on January 27, 1998, which was subsequently amended on March 3, 1998. The Form 8-K was filed to report a change in the Company's accountants, as indicated in Item 8 of this Form 10-KSB.

                                  SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SECURITY FEDERAL CORPORATION

Date:  June 29, 1998            By: /s/ Timothy W. Simmons
                                    -----------------------
                                    Timothy W. Simmons
                                    President and Chief Executive Officer
                                    (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Timothy W. Simmons                   June 29, 1998
    -------------------------------------
    Timothy W. Simmons
    President and Chief Executive Officer
    (Principal Executive Officer)

By: /s/ Roy G. Lindburg                      June 29, 1998
    -------------------------------------
    Roy G. Lindburg, Treasurer and Chief
    Financial Accounting Officer (Principal
    Financial and Accounting Officer)

By: /s/ T. Clifton Weeks                     June 29, 1998
    -------------------------------------
    T. Clifton Weeks
    Chairman of the Board and Director

By: /s/ Gasper L. Toole, III                 June 29, 1998
    -------------------------------------
    Gasper L. Toole, II
    Director

By: /s/ Harry O. Weeks, Jr.                  June 29, 1998
    -------------------------------------
    Harry O. Weeks, Jr.
    Director

By: /s/ Robert E. Alexander                  June 29, 1998
    -------------------------------------
    Robert E. Alexander
    Director

By:                                          June __, 1998
    -------------------------------------
    Thomas L. Moore
    Director

By:                                          June __, 1998
    -------------------------------------
    William Clyburn
    Director

                               INDEX TO EXHIBITS


Exhibit Number
--------------

   13         Annual Report to Stockholders

   21         Subsidiaries of the Registrant

   23         Consent of Elliott, Davis & Company, LLP

   27         Financial Data Schedule

   99         Report of KPMG Peat Marwick LLP
PAGE

                            Exhibit 13

                  Annual Report to Stockholders

PAGE

                                 [Logo]

                     Security Federal Corporation

                              Annual Report

                             March 31, 1998

                            TABLE OF CONTENTS

Financial Highlights.................................................. 1

Letter to Shareholders................................................ 2

Selected Consolidated Financial, and Other Data....................... 3

Management's Discussion and Analysis of Financial
 Condition and Results of Operation................................... 4

Report of Elliott Davis Independent Auditors..........................21

Consolidated Balance Sheets...........................................22

Consolidated Statements of Income.....................................23

Consolidated Statements of Shareholders' Equity.......................24

Consolidated Statements of Cash Flows.................................25

Notes to Consolidated Financial Statements............................27

Stockholders' Information.............................................46

Directors and Management..............................................47

                  SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                              FINANCIAL HIGHLIGHTS


                                                    Year ended March 31,
                                                    -------------------
                                                     1998            1997
                                                 -----------     -----------
Net Income                                       $ 1,712,629     $   835,207
Earnings per share                                      4.09            2.01
Book value per share                                   42.93           38.79
Total interest income                             16,617,740      15,842,413
Total interest expense                             8,000,972       7,907,619
Net interest income before provision
 for loan losses                                   8,616,768       7,934,794
Provision for loan losses                            780,000         300,000
Net income after provision for loan losses         7,836,768       7,634,794
Net interest margin                                     4.33%           4.09%
Total loans originated                            58,202,293      59,230,909
Adjustable rate loans as a percentage of
 total gross loans                                     57.20%          58.80%


Bar graphs appear below table as follows:

NET INCOME                           EARNINGS PER SHARE (basic):
(in thousands)
  1994: $570                         1994: $1.44
  1995: $1,002                       1995: $2.48
  1996: $1,060                       1996: $2.58
  1997: $835                         1997: $2.01
  1998: $1,713                       1998: $4.09


RETURN ON EQUITY                     ASSETS GROWTH
                                     (in millions)
  1994: 4.22%                        1994: $200
  1995: 7.16%                        1995: $210
  1996: 7.13%                        1996: $215
  1997: 5.28%                        1997: $202
  1998: 9.96%                        1998: $216


BOOK VALUE PER SHARE                 ALLOWANCE FOR LOAN LOSSES(1)

  1994: $33.98                       1994: 1.37%
  1995: $35.41                       1995: 1.30%
  1996: $37.35                       1996: 1.14%
  1997: $38.79                       1997: 1.19%
  1998: $42.93                       1998: 1.09%

                                     (1) Allowance for losses as a percentage
                                         of total loans.

Security Federal Corporation
-----------------------------------------------------------------------[Logo]
Fellow Shareholders:

We are very pleased to report record annual operating earnings of $1,712,000 or $4.09 per share for our most recent fiscal year which ended March 31, 1998. This, our second consecutive year of record earnings, represents an increase of $ 877,000 over net income of $835,000 for the fiscal year ending March 31, 1997.

In view of our record annual operating earnings, your Board of Directors approved a dividend of$.06 per share which was paid on June 15, 1998 to shareholders of record as of May 29, 1998. This represented the thirtieth consecutive quarterly dividend paid since the Bank's conversion to a stock form of ownership in 1987.

During the year, we completed our computer conversion and brought to nine our number of ATM locations by installing new ATMs adjacent to our North Augusta Banking Center, at our Langley and Richland Avenue Banking Centers and in the Student Activities Center at Aiken Technical College.

We also opened several new In-School Banking Centers and now offer our Looney Tunes Saver's Club program to children in 9 schools in Aiken, Belvedere, Clearwater, Denmark, North Augusta, Montmorenci-Windsor and Wagener. More In-School Banking Centers are planned for the next school year.

It is with much regret that we note the passing of two of our past directors. On August 9, 1997 Mr. Harold A. Rudnick passes away. Mr. Rudnick became a member of our Board on August 29, 1958 and was named Director Emeritus on October 31, 1988. On January 1st, 1998 Dr. Wallace D. McNair, Jr. passed away. Dr. McNair also joined our Board on August 29, 1958 and was named Director Emeritus on June 11, 1985. We can never adequately express our appreciation for the wisdom, experience, guidance and insight of these two fine gentlemen in helping us to build a solid foundation for a Bank which would thrive for over 75 years.

We have been working hard to attract new customers and to increase both loans and deposits. Your referrals are an important part of our success and we appreciate your asking your friends, family, and associates to move their accounts to "your bank", Security Federal.

This year Security Federal Bank was voted "Best Bank" in Aiken County for 1997 by the readers of Aiken County Magazine. We would like to extend our appreciation to our many loyal customers, our associates, our directors and our shareholders for making this recognition possible. Thank you for your confidence and support over the years and for your continued confidence and support in the years ahead.

Sincerely,

/s/ T. Clifton Weeks                      /s/ Timothy W. Simmons

T. Clifton Weeks                          Timothy W. Simmons
Chairman                                  President & CEO

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY

                Selected Consolidated Financial and Other Data

                                      At or for the year ended March 31,
                               ----------------------------------------------
                                1998      1997      1996     1995      1994
                                ----      ----      ----     ----      ----
Balance Sheet Data             (Dollars in thousands, except per share data)
------------------
Total assets                  $215,512   201,646   214,816  209,949   199,584
Cash                             4,659     7,904     9,824    5,697     8,632
Investment and mortgage
 backed securities              62,813    36,970    41,013   42,527    51,638
Loans receivable - net (1)     137,724   146,769   152,140  148,977   125,348
Deposits                       181,786   168,061   172,375  166,275   173,433
Advances from Federal Home
 Loan Bank                      12,126    14,114    22,864   26,033     8,616
Total shareholders' equity      18,076    16,182    15,434   14,489    13,381

Income Data
-----------
Total interest income           16,618    15,843    15,822   14,402    10,990
Total interest expense           8,001     7,908     8,622    6,823     5,126
                              --------   -------   -------  -------   -------
Net interest income              8,617     7,935     7,200    7,579     5,864
Provision for loan losses          780       300       230      300       335
                              --------   -------   -------  -------   -------
Net interest income after
 provision for loan losses       7,837     7,635     6,970    7,279     5,529
Other income                     2,004     1,659     1,468    1,312     1,799
General and administrative
 expense                         7,220     8,045     6,839    7,089     6,523
Income taxes                       908       414       539      500       266
                              --------   -------   -------  -------   -------
Income before cumulative
 effect of change in
 accounting for income taxes     1,713       835     1,060    1,002       539
Cumulative effect of change
 in accounting for income
 taxes                              --        --        --       --        30
                              --------   -------   -------  -------   -------
Net income                    $  1,713       835     1,060    1,002       569
                              ========   =======   =======  =======   =======
Per common share data:
 Net income per common
  share (Basic)               $   4.09      2.01      2.58     2.48      1.44
                              ========   =======   =======  =======   =======
 Cash dividends declared      $    .24       .20       .20      .20       .20
                              ========   =======   =======  =======   =======
Other Data
----------
Interest rate spread
 information:
 Average during period            4.00%     3.82%     3.22%    3.80%     3.60%
 End of period                     3.91     4.01      3.32     3.55      3.47
Net interest margin (net
 interest income/average
 earning assets)                   4.33     4.09      3.62     3.95      3.70
  Average interest-earning
   assets to average interest-
   bearing liabilities           108.27   106.40    106.88   104.24    103.60
Equity to total assets             8.39     8.03      7.21     6.90      6.73
Non-performing assets to total
 assets (2)                        1.02      .70      1.53     1.49      1.62
Return on assets (ratio of net
 income to average total assets)    .80      .40       .50      .48       .33
Return on equity (ratio of net
 income to average equity)         9.96     5.28      7.13     7.16      4.22
Equity to assets ratio (ratio
 of average equity to average
 total assets)                     8.05     7.55      6.95     6.68      7.92
Dividend payout ratio on common
 shares                            5.87     9.94      7.76     8.07     13.88
Number of full-service offices       10       10        10        9         9

(1)  Includes loans held for sale.
(2) Non-performing assets consist of non-accrual loans and repossessed real estate.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

General

The following discussion is presented to provide the reader with an understanding of the financial condition and results of operations of Security Federal Corporation and its subsidiary. The investment and other activities of the parent company, Security Federal Corporation (the Company), have had no significant impact on the results of operations for the periods presented in the financial statements. The information presented in the following discussion of financial results are indicative of the activities mainly of the Bank, a wholly owned subsidiary of the Company. The Bank changed its name from Security Federal Savings Bank of South Carolina to Security Federal Bank in April 1996.

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

The Bank's net income is highly dependent on its interest rate spread, which is the difference between the average yield earned on its loan and investment portfolios and the average rate paid on its deposits and borrowings. The Bank's interest spread is impacted by interest rates, deposit flows and loan demands. Levels of non-interest income and operating expense are also significant factors in earnings.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

Asset and Liability Management

The Bank's program of asset and liability management seeks to limit the Bank's vulnerability to material and prolonged increases or decreases in interest rates, or "interest rate risk." The principal determinant of the exposure of the Bank's earnings to interest rate risk is the timing difference (gap) between the repricing or maturity of the Bank's interest-earning assets and the repricing or maturity of its interest-bearing liabilities. If the maturities of the Bank's assets and liabilities were perfectly matched, and if the interest rates borne by its assets and liabilities were equally flexible and moved concurrently (neither of which is the case), the impact on net interest income of any material and prolonged changes in interest rates would be minimal.

The Bank's asset and liability policies are directed toward the objectives of increasing the interest rate sensitivity of the Bank's assets by shortening their maturities or periods to reprice while reducing the interest rate sensitivity of the Bank's interest-bearing liabilities by extending their maturities. The success of management's strategy is evidenced by the composition of the loan portfolio which includes $81.5 million of adjustable rate consumer, commercial, and mortgage loans or approximately 57.2% of total gross loans at March 31, 1998. At March 31, 1998, the negative mismatch of interest earning assets repricing or maturing within one year with interest bearing liabilities repricing or maturing within one year was $35.7 million or 16.6% of total assets as compared to $23.2 million or 11.5% at March 31, 1997.

During the past year, the Bank originated approximately $12.1 million in adjustable rate residential real estate loans, which are generally held for investment and not sold. Also, as part of the Bank's asset liability program, the Bank originated a total of $33.8 million in consumer and commercial loans, which are usually short term in nature. During fiscal 1998, 93.0% of total loan originations were comprised of consumer, commercial, and adjustable rate mortgage loans compared to 89.3% of total originations in fiscal 1997. The Bank's portfolio of consumer and commercial loans was $91.0 million at March 31, 1998, a decrease of $1.9 million from March 31, 1997, and an increase of $7.4 million from March 31, 1996. Consumer and commercial loans, combined, have increased from 54.0% of total loans at March 31, 1996 and 61.9% at March 31, 1997 to 63.8% at March 31, 1998.

The Bank originated $3.4 million, $5.6 million, $5.3 million, and $4.7 million in fixed rate residential loans in fiscal 1998, 1997, 1996, and 1995, respectively. The Bank sold $ 3.4 million in fiscal 1998, $5.8 million in fiscal 1997, $5.5 million in fiscal 1996, and $3.1 million in fiscal 1995 to secondary market agencies. Other fixed rate residential loans passed directly on to other investors, other than Freddie Mac or Fannie Mae, totaled $7.9 million in fiscal 1998, $6.4 million in fiscal 1997, $6.9 million in fiscal 1996, and $8.4 million in fiscal 1995. At March 31, 1998, fixed rate residential loans, some of which are short term construction loans, amounted to $10.0 million or 7.0% of the total loan portfolio, compared to $14.8 million or 9.9% at the end of the previous year.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

Certificates of deposit of $100,000 or more (jumbo certificates) are normally considered to be highly interest rate sensitive because of their relatively short maturities. Many financial institutions have used jumbo certificates to manage interest rate sensitivity and liquidity. The Bank has not relied on jumbo certificates for liquidity or asset liability management. As of March 31, 1998, the Bank had $14.3 million outstanding in jumbo certificates as compared to $15.7 million at March 31, 1997.

The following table sets forth the maturity schedule of certificates of deposit with balances of $100,000 or greater at March 31, 1998.

                                                       (In Thousands)
                                                       --------------
  Within 3 months                                          $1,394
  After 3, within 6 months                                  4,368
  After 6, within 12 months                                 4,968
  After 12 months                                           3,606
                                                          -------
                                                          $14,336
                                                          =======

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

The table on the following page sets forth the Bank's interest bearing liabilities and interest-earning assets repricing or maturing within one year. The table on page eight presents all the Bank's interest bearing liabilities and interest earning assets into repricing or maturity time periods. Both tables present adjustable rate loans in the periods they are scheduled to reprice, not mature. They also assume investments reprice at the earlier of maturity, the likely call date, if any, based on current interest rates, or the next scheduled interest rate change, if any. NOW accounts, money market accounts, and regular savings accounts are assumed to reprice in the less than three-month category.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

                                                     At March 31,
                                                ----------------------
                                                   1998       1997
                                                   ----       ----
                                                (Dollars in Thousands)

  Loans (1)                                    $  93,960     111,882
  Mortgage-backed securities                         516         173
  Investments:
     Held to maturity                              3,375       4,998
     Available for sale                           24,223      14,846
  Other interest-earning assets                       --       2,713
  Total interest rate sensitive assets         ---------     -------
   repricing within one year                     122,074     134,612
                                               ---------     -------
  Deposits                                       152,239     145,867
  FHLB advances and other borrowed money           5,570      11,952
  Total interest rate sensitive liabilities    ---------     -------
   repricing within one year                     157,809     157,819
                                               ---------     -------
  Gap                                          $ (35,735)    (23,207)
                                               =========     =======
  Interest rate sensitive assets/interest
   rate sensitive liabilities                      77.36%      85.30%
     Gap as a percent of total asset               (16.6)%     (11.5)%

(1)  Loans are net of undisbursed funds and loans in process.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

The following table sets forth the interest sensitivity of the Bank's assets and liabilities at March 31, 1998, on the basis of the factors and assumptions set forth in the table on the previous page.

                                 Remaining Time Before Asset/Liability Matures or Can be Repriced
                         --------------------------------------------------------------------------------
                                     More                   More      More     Than
                                     Than        More       Than      Than     Ten
                                     Three       Than One   Three     Five     Years     More
                         Three       Months      Year Thru  Years     Years    Thru      Than
                         Months or   Thru One    Three      Thru Five Thru Ten Twenty    Twenty
                         Less        Year        Years      Years     Years    Years     Years    Total
                         ----        ----        -----      -----     -----    -----     -----    -----
                                                      (Dollars in Thousands)
Interest Earnings Assets
------------------------
Loans (1)                $ 47,151    46,809      20,532     9,430     11,180    3,601     758    139,461
Mortgage-backed
 securities held to
 maturity, at cost             70       446         585       538      1,194    1,111     408      4,352
Investment securities (2):
 Held to maturity, at
   cost                       500     2,875         489        --         --       --      --      3,864
 Available for sale,
  at fair value             7,954    16,269      28,862     1,512         --       --      --     54,597
FHLB stock, at cost            --        --       1,349        --         --       --      --      1,349
                         --------    ------      ------    ------     ------   ------  ------    -------
Total financial assets   $ 55,675    66,399      51,817    11,480     12,374    4,712   1,166    203,623
                         ========    ======      ======    ======     ======   ======  ======    =======
Interest Bearing
 Liabilities
----------------
Deposits:
 Certificates of
  deposits                 28,121    48,099      14,234     3,306        382       --      --     94,142
 NOW                       35,789        --          --        --         --       --      --     35,789
 Money market deposit
  accounts                 27,902                    --        --         --       --      --     27,902
 Passbook accounts         12,328        --          --        --         --       --      --     12,328
Borrowings                     20     5,550       1,433     5,000        252       --      --     12,255
                         --------    ------      ------    ------     ------   ------  ------    -------
Total interest bearing
 liabilities             $104,160    53,649      15,667     8,306        634       --      --    182,416
                         ========    ======      ======    ======     ======   ======  ======    =======
Current period gap       $(48,485)   12,750      36,150     3,174     11,740    4,712   1,166     21,207
Cumulative gap            (48,485)  (35,735)        415     3,589     15,329   20,041  21,207     21,207

Cumulative gap as a
 percent of total
 assets                     (22.5)%   (16.6)%       .07%      1.7%       7.1%     9.3%    9.8%       9.8%

(1)  Loans are net of undisbursed funds and loans in process.
(2) Callable securities are shown at their likely call dates based on management's estimates at March 31, 1998.

                                                         8

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

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

Financial Condition

Total assets at March 31, 1998 were $215.5 million, a $13.9 million increase from March 31, 1997. This increase was primarily a result of an increase in investment securities offset partially by a decrease in net loans receivable and cash and cash equivalents.

Total net loans receivable were $137.7 million at March 31, 1998, a decrease of $9.0 million or 6.2% from the prior year. Residential real estate loans decreased $4.1 million or 8.1% to $46.5 million at March 31, 1998. Commercial real estate loan balances decreased to $4.0 million at fiscal year end from $6.5 million at March 31, 1997, a decrease of $2.5 million or 39.4%.

Consumer loans decreased to $46.5 million at March 31, 1998 from $46.9 million at March 31, 1997, a decrease of $395,000 or 0.8%. Commercial loans decreased $1.5 million or 3.4%, to $44.5 million at year-end. Management continues to emphasize origination of consumer and commercial loans to increase yields and improve interest rate risk. Consumer and commercial loans are generally considered to involve greater degrees of collateral and credit risks than residential mortgage loans.

Real estate acquired in settlement of loans (REO) increased to $165,000 at March 31, 1998 from $52,000 at fiscal year end 1997. REO at March 31, 1998 consisted primarily of single family homes. Real estate acquired for development decreased by $217,000 due primarily to the sale of lots in Willow Woods, the Company's sole remaining real estate partnership investment.

Non-accrual loans totaled $2.0 million at March 31, 1998 compared to $1.4 million a year earlier. The Bank classifies all loans as non-accrual when they become 90 or more days delinquent. The Bank had four loans totaling $763,000 at March 31, 1998 which were troubled debt restructurings compared to $829,000 at March 31, 1997, of which $89,000 was also on non-accrual status. Of the four troubled debt restructurings at March 31, 1998, only one loan of $86,000 was on non-accrual status. This loan is secured by a principal residence. The other three loans consisted of a $142,000 loan secured by a principal residence, a $139,000 commercial business loan secured by commercial real estate and a $396,000 commercial business loan secured by commercial real estate. Management considers all four loans to be well secured and no loss is anticipated at this time. All troubled debt restructurings are also considered impaired. At March 31, 1998, the Bank held $872,000 in impaired loans compared to $1,241,000 at March 31, 1997.

The Bank reviews its loan portfolio and loan loss allowance on a monthly basis. Future additions to the Bank's allowance for loan losses are dependent on, among other things, the performance of the Bank's loan portfolio, the economy, changes in real estate values, and interest rates. There can be no assurance that additions to the allowance will not be required in future periods. Management constantly monitors its loan portfolio for the impact of local economic changes.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

Deposits at the Bank increased $13.7 million or 8.2% to $181.8 million at March 31, 1998 from $168.1 million at March 31, 1997 due to an increase in money market accounts, which were promoted during the year. Advances from the Federal Home Loan Bank (FHLB), decreased to $12.1 million at March 31, 1998, down from $14.1 million a year earlier, a decrease of $2.0 million.

Total shareholders' equity was $18.1 million at March 31, 1998, an increase of $1.9 million or 11.7%, compared to $16.2 million a year earlier. The increase was attributable to net income of $1.7 million, an increase in paid in capital of $40,000 due to the exercise of stock options and a $243,000 increase in unrealized net gain on securities available for sale, partially offset by $101,000 in dividends paid.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

Results of Operations

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to higher or lower outstanding balances and the changes due to the volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rate (i.e. changes in rate multiplied by old volume), (ii) changes in volume (i.e. changes in volume multiplied by old rate) and (iii) net change (i.e. the sum of the prior columns.) For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.
                           1998 Compared to 1997      1997 Compared to 1996
                          -------------------------  -----------------------
                          Volume     Rate     Net     Volume   Rate    Net
                          ------     ----     ---     ------   ----    ---
                                        (Dollars in Thousands)
Interest-earning assets:
 Loans (1):
   Real estate loans      $(1,025)    181     (844)    (992)    358    (634)
   Other loans                448      44      492      982    (366)    616
                          -------    ----   ------    -----    ----    ----
Total loans                  (577)    225     (352)     (10)     (8)    (18)
Mortgage-backed securities     (2)    (10)     (12)     226       5     231
Investments (2)               740     404    1,144     (271)     99    (172)

Other interest-earning
 assets                        (3)     (2)      (5)     (22)      2     (20)
                          -------    ----   ------    -----    ----    ----
Total interest-earning
 assets                   $   158     617      775      (77)     98      21
                          =======    ====   ======    =====    ====    ====
Interest-bearing liabilities:
  Deposits:
 Certificate accounts     $  (172)    (91)    (263)     171    (246)    (75)
 NOW accounts                   4       6       10       40     (37)      3
 Money market accounts        167     154      321      (44)     (6)    (50)
 Passbook accounts            (22)    (13)     (35)     (13)     --     (13)
                          -------    ----   ------    -----    ----    ----
Total deposits                (23)     56       33      154    (289)   (135)

Borrowings                     (1)     61       60     (426)   (153)   (579)
                          -------    ----   ------    -----    ----    ----
Total interest-bearing
 liabilities                  (24)    117       93     (272)   (442)   (714)
                          -------    ----   ------    -----    ----    ----
Effect on net income      $   182     500      682      195     540     735
                          =======    ====   ======    =====    ====    ====
(1) Interest on non-accrual loans are not included in income, although their loan balances are included in average loans outstanding.
(2) Securities available for sale are computed using their historical cost.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

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

                       At                                Years Ended March 31,
                    March 31,----------------------------------------------------------------------------
                      1998              1998                       1997                     1996
                    ----   ------------------------- ------------------------- ------------------------
                    Yield/ Average            Yield/ Average            Yield/ Average            Yield/
                    Rate   Balance   Interest Rate   Balance   Interest Rate   Balance   Interest Rate
                    ----   -------   -------- ----   -------   -------- ----   -------   -------- ----
                                                         (Dollars in Thousands)
Interest-earning
assets:
 Mortgage loans     8.14%  $ 50,128  $ 4,174  8.33%  $ 62,477  $ 5,018  8.03%  $ 75,083  $ 5,652  7.53%
 Other loans        9.96     93,552    8,951  9.57     88,822    8,459  9.52     78,641    7,843  9.97
                    ----   --------  -------  ----   --------  -------  ----   --------  -------  ----
   Total loans (1)  9.32    143,680   13,125  9.13    151,299   13,477  8.91    153,724   13,495  8.78
 Mortgage-backed
  securities        7.12      4,599      329  7.15      4,630      341  7.33      1,549      110  7.10
 Investments (2)    6.05     49,252    3,095  6.28     36,797    1,951  5.30     41,999    2,123  5.06
 Other interest-
  earning assets    5.47      1,299       69  5.31      1,350       74  5.48      1,764       94  5.33
Total interest-     ----   --------  -------  ----   --------  -------  ----   --------  -------  ----
 earning assets     8.33%  $198,830  $16,618  8.36%  $194,076  $15,843  8.16%  $199,036  $15,822  7.95%
                    ====   ========  =======  ====   ========  =======  ====   ========  =======  ====
Interest-bearing
 liabilities:
 Certificate
  accounts          5.50%  $ 97,093  $ 5,191  5.35%  $100,225  $ 5,454  5.44%  $ 97,173  $ 5,529  5.69%
 NOW accounts       1.44     35,440      573  1.62     35,167      563  1.60     32,729      560  1.71
 Money Market
  accounts          4.67     18,128      687  3.79     13,094      366  2.80     14,655      416  2.84
 Passbook
  accounts          2.44     12,562      300  2.39     13,483      335  2.49     14,003      348  2.49
 Total interest-    ----   --------  -------  ----   --------  -------  ----   --------  -------  ----
  bearing deposits  4.29    163,223    6,751  4.14    161,969    6,718  4.15    158,560    6,853  4.32

 Other Borrowings   5.75        171       10  5.85        281       23  8.19         87        7  8.00
 FHLB advances      6.25     20,252    1,240  6.12     20,157    1,167  5.79     27,569    1,762  6.39
Total interest-     ----   --------  -------  ----   --------  -------  ----   --------  -------  ----
 bearing
 liabilities        4.42%  $183,646  $ 8,001  4.36%  $182,407  $ 7,908  4.34%  $186,216  $ 8,622  4.63%
                    ====   ========  =======  ====   ========  =======  ====   ========  =======  ====
Net interest income                  $ 8,617                   $ 7,935                   $ 7,200
                                     =======                   =======                   =======
Interest rate
 spread             3.91%                     4.00%                     3.82%                     3.22%
                    ====                      ====                      ====                      ====
Net yield on earning
 assets                                       4.33%                     4.09%                     3.62%
                                              ====                      ====                      ====
-----------
(1) Interest on non-accrual loans are not included in income, although their loan balances are included in average loans outstanding.
(2) Securities available for sale are computed using their historical cost.

                                                         12

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

            Comparison of the Years Ended March 31, 1998 and 1997

General
The Company earned record net income of $1.7 million for the year ended March 31, 1998, an $878,000 increase over net income of $835,000 for fiscal 1997. Fiscal 1997 net income was adversely affected by a one-time assessment on all savings institutions levied by the Federal Deposit Insurance Corporation
(FDIC) to recapitalize the Savings Associations Insurance Fund (SAIF) charged in September 1996. The assessment, which significantly reduced deposit insurance premiums, lowered after-tax net income by $437,000 for fiscal 1997. Without the one-time charge, net income would have been $1.3 million for fiscal 1997. The reason for the increase in operating earnings was due primarily to an increase in net interest and other income and a decrease in general and administrative expenses offset partially by an increase in the provision for loan losses.

Net Interest Income
Net interest income was $8.0 million in fiscal 1998 compared to $7.9 million in fiscal 1997, an increase of $93,000. One reason for this increase was the Bank's strategy in attracting money market deposits and utilizing those funds to increase earnings from increased holdings in investments. The second reason for increased net interest income was an 18 basis point increase in the interest rate spread caused by a 22 basis point increase in the overall yield of the loan portfolio and a 83 basis point climb in the yield of the overall investment and mortgage backed securities portfolio.

Interest income on loans decreased $352,000 or 2.6% as the balance on average total loans outstanding decreased. The yield of the loan portfolio increased due to consumer and commercial loans, which typically earn higher yields than residential loans to compensate for their higher risk profile, increasing as a percentage of total loans outstanding. Interest income on investment, mortgage-backed, and other securities increased $1.1 million due to an increase in the total average portfolio balance and the increased yield in the portfolio.

Interest expense on deposits increased $33,000 as the total average deposit balance increased and the total average cost of interest bearing deposits decreased slightly. Interest expense on Federal Home Loan Bank (FHLB) advances and other borrowings increased $60,000 or 5.0% due to the average weighted cost of debt increasing while the average borrowings outstanding remained virtually constant.

Provision for Loan Losses
The provision for loan losses during fiscal 1998 increased $480,000 to $780,000 for the year. This increase was attributable to an increase in net charge-offs, which were $1.0 million in fiscal 1998 and $291,000 in fiscal 1997. The ratio of the allowance for loan losses to total loans at March 31, 1998 was 1.09% compared to 1.19% a year earlier. Based on its monthly reviews of the loan portfolio, management believes the allowance for loan losses is adequate based on its estimates of losses inherent in the loan portfolio, although there can be no guarantee as to these estimates. In addition, bank regulatory agencies, as part of their examination process, may require additions to the allowance for loan losses based on their judgements and estimates.

Other Income
Other income increased $345,000 or 20.8% in fiscal 1998 compared to 1997. In 1998, the Bank had $15,000 in net gains on sales of investments compared to none in fiscal 1997. Gain on sales of loans decreased $4,000 in fiscal 1998 while loan servicing fees increased $13,000 and service fees on deposit accounts decreased by $29,000. Income from real estate operations increased $188,000 as the remaining lots in the Currytowne partnership were sold in fiscal 1997 at a loss. The Currytowne partnership was liquidated in the latter part of fiscal 1998. The Company retains an interest in one real estate partnership, Willow Woods, which is located in Aiken County and has experienced steady sales of residential lots. Other miscellaneous income, which consists of net gains on sales of real estate acquired in settlement of loans (REO), credit life insurance commissions, discount brokerage and annuity sales commissions, and other miscellaneous fees, increased $162,000 during fiscal 1998.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

General and Administrative Expenses
General and administrative expenses decreased $824,000 due mainly to the one-time assessment of $705,000 by the FDIC to recapitalize the SAIF fund in fiscal 1997. Without that assessment, general and administrative expenses would have decreased $119,000 or 1.6%. This decrease is attributable to decreases in other miscellaneous expense and FDIC insurance premiums, offset partially by increases in salaries and employee benefits, occupancy expense, advertising, and depreciation and maintenance of equipment.

The Bank converted its core computer data processing system from an outsourcing arrangement to an in-house system in late January 1997. This conversion resulted in slightly higher personnel and equipment costs, which were more than offset by the savings from the elimination of the outsourcing contract, which had been classified as an "other expense." Salaries and employee benefits increased 6.2% or $206,000 due to the addition of personnel caused by operating an in-house computer system and normal annual salary increases. Occupancy expense increased $64,000 while depreciation and maintenance of equipment increased $63,000 due to the computer conversion. Advertising increased $136,000 in fiscal 1998 due to the promotion of the money market account and the Bank's 75th anniversary. FDIC insurance premiums dropped $152,000 due to the previously mentioned SAIF assessment in fiscal 1997. The amortization of intangibles remained constant at $465,000 in both fiscal 1998 and 1997. Other expenses decreased $435,000 due primarily to decreases in REO expense and the elimination of the data processing contract in January 1997.

Income Taxes
The provision for income tax expense increased $494,000 in the year ended March 31, 1998 compared to 1997 due to an increase in taxable income. The effective tax rate was approximately 35% for 1998 and 33% for 1997.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

            Comparison of the Years Ended March 31, 1997 and 1996

General
The Company earned net income of $835,000 for the year ended March 31, 1997, a $225,000 decrease over net income of $1.1 million for fiscal 1996. The reason for the decrease was a one-time assessment levied on all savings institutions by the Federal Deposit Insurance Corporation (FDIC) to recapitalize the Savings Associations Insurance Fund (SAIF) in September 1996. The assessment lowered after-tax net income by $437,000 for fiscal 1997. Without the one-time charge, net income would have been $1.3 million. The reason for the increase in operating earnings was due primarily to an increase in net interest income offset partially by an increase in general and administrative expenses.

Net Interest Income
Net interest income was $7.9 million for fiscal 1997 compared to $7.2 million in fiscal 1996, an increase of $735,000. The primary reason for the increase was the Bank's strategy of increasing its holdings of consumer and commercial loans relative to single family residential loans and using maturing, lower yielding investments to pay off Federal Home Loan Bank (FHLB) advances. The Bank also reinvested some maturing securities in similar type securities, but at higher yields.

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

Interest expense on deposits decreased to $6.7 million, a $135,000 reduction from fiscal 1996. The decrease in deposit interest expense was due to a lower average rate on the certificate of deposit accounts and an increase in the Bank's demand account deposits, which pay a lower interest rate than other types of deposit accounts. Interest on borrowings decreased $580,000 to $1.2 million because of both lower average outstanding debt and a lower cost of borrowing during the year ended March 31, 1997 compared to the year ended March 31, 1996.

Provision for Loan Losses
The provision for loan losses during fiscal 1997 was $300,000 compared to $230,000 for 1996. The increase is due to the higher percentage of consumer and commercial loans in the Bank's portfolio, which are generally considered higher risk than residential mortgage loans. Net charge-offs were $291,000 in fiscal 1997 compared to $426,000 in fiscal 1996. The ratio of the allowance for loan losses to total loans at March 31, 1997 was 1.19% compared to 1.14% a year earlier. Based on its monthly reviews of the loan portfolio, management believes the allowance for loan losses is adequate based on its estimate of losses inherent in the loan portfolio, although there can be no guarantee as to these estimates. In addition, bank regulatory agencies, as part of their examination process, may require additions to the allowance for loan losses based on their judgement and estimates.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

Other Income
Other income increased $191,000 or 13.0% in fiscal 1997 compared to fiscal 1996. The Bank had no gains or losses on sale of investment securities in both fiscal 1997 and 1996. Gain on sale of loans increased $74,000 while loan servicing fees increased $21,000. Service fees on deposit accounts increased $302,000 due to an increase in the number of personal and commercial checking accounts during the year ended March 31, 1997 compared to the prior year.

The Company is a partner in two real estate joint ventures, Willow Woods Associates, located near Aiken and Currytowne Associates located in Edgefield County, South Carolina. Lot sales have been slower than expected, due to the sluggish real estate economy. During the quarter ended March 31, 1997, Currytowne Associates sold its remaining lots leaving as its only investment a $60,000 secured note due within one year. During fiscal 1997, due to the efforts to liquidate lots, income from real estate operations decreased by $117,000.

Other miscellaneous income, which consists of net gains on sale of REO, insurance commissions, and miscellaneous fees, decreased by $89,000 to $323,000 in the year ended March 31, 1997 compared to the same period in 1996, due to a reversal of a $100,000 allowance for losses on REO which occurred during the year ended March 31, 1996.

General and Administrative Expenses
General and administrative expenses increased by $1.2 million during fiscal 1997 due to the $705,000 one-time assessment by the Federal Deposit Insurance Corporation to recapitalize the SAIF. This one-time charge will significantly reduce future deposit insurance premiums. Without the one-time FDIC assessment, general and administrative expenses would have increased $500,000 or 7.3%. Salaries and employee benefits expense increased 4.5% due to normal annual increases and extra labor during a computer software and hardware conversion, which occurred in January 1997. Occupancy expense increased $34,000 in fiscal 1997, due to a full year of rent expense at the Aiken Wal-Mart branch, which opened in February 1996, and the addition of a drive-through at the Bank's Wagener Banking Center. Advertising expense and also amortization of intangibles remained virtually the same compared to fiscal 1996, while depreciation and maintenance of equipment increased only $10,000 in fiscal 1997. Other expenses consisting of legal, real estate owned expense, data processing, and other miscellaneous expense increased by $468,000 in fiscal 1997, due mainly to increases in outsourcing data processing during the year and the costs of the previously mentioned computer conversion. The Bank decided to bring data processing back in-house due to the costs per account and inflationary increases built into outsourcing contracts. The Bank also installed a wide area personal computer network in fiscal 1997.

Income Taxes
Income taxes decreased $125,000 to $414,000 in the year ended March 31, 1997 compared to $539,000 expensed in fiscal 1996 as a result of a decrease in taxable income. The effective tax rate was 33% for 1997 and 34% for 1996.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

Regulatory Capital

The following table reconciles the Bank's stockholders' equity to its various regulatory capital positions:

                                                       March 31
                                                --------------------
                                                    1998      1997
                                                    ----      ----
                                                  (in thousands)

  Stockholders' equity (1) (2)                  $  17,218    15,529
  Reduction for goodwill and other intangibles      2,046     2,511
                                                ---------    ------
  Tangible capital                                 15,172    13,018
                                                ---------    ------
  Qualifying core deposit intangible                  789       938
  Core capital                                     15,961    13,956
                                                ---------    ------
  Supplemental capital                              1,512     1,627
                                                ---------    ------
  Risk-based capital                            $  17,473    15,583
                                                =========    ======

(1) For 1997, includes unrealized losses of $167,000 and for 1998 excludes unrealized gains of $76,000 on certain available for sale securities.
(2) For 1998 and 1997, excludes equity of Security Federal Corporation, the Parent.

The following table compares the Bank's capital levels relative to regulatory requirements at March 31, 1998.

                    Amount    Percent   Actual   Actual    Excess     Excess
                    Required  Required  Amount   Percent   Amount     Percent
                    --------  --------  ------   -------   ------     -------
                                     (dollars in thousands)

Tangible capital    $  4,261     2.0%  $ 15,172      7.1% $ 10,911      5.1%
Tier 1 Leverage        8,553     4.0     15,961      7.5     7,408      3.5
 (Core) Capital
Tier 1 Risk-based      5,404     4.0     15,961     11.8    10,557      7.8
 (Core) Capital
Total Risk-based
 Capital              10,808     8.0     17,473     12.9     6,665      4.9

Liquidity and Capital Resources

Liquidity refers to the ability of the Bank to generate sufficient cash flows to fund current loan demand, to repay maturing borrowings, to fund maturing deposit withdrawals and to meet operating expenses. The Bank's primary sources of funds include loan repayments, loan sales, increased deposits, advances from the FHLB and cash flow generated from operations. The need for funds varies among periods depending on funding needs as well as the rate of amortization and prepayment on loans. The use of FHLB advances vary depending on their relative costs. Advances from the FHLB decreased $2.0 million in fiscal 1998 and $8.8 million in fiscal 1997. Deposits increased $13.7 million in fiscal 1998.

The principal use of the Bank's funds is the origination of mortgages and other loans. Loan originations were $49.3 million in fiscal 1998 as compared to $52.8 million in fiscal 1997 and $53.5 million in fiscal 1996.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

Outstanding loan commitments for which the Bank has not obtained prior commitments to purchase from other institutional investors amounted to $658,000 at March 31, 1998 compared to $262,000 at March 31, 1997. In addition, unused lines of credit on home equity loans, credit cards and other loans amounted to $20.9 million at March 31, 1998. Management does not anticipate that the percentage of funds drawn on unused lines of credit will increase substantially over amounts currently utilized. Funding of undisbursed loans in process of $3.2 million at March 31, 1998, and commitments to originate loans and future advances on lines of credit are expected to be provided from loan amortizations and prepayments, deposit inflows and short-term borrowing capacity.

The Bank is required under applicable federal regulations to maintain a liquidity ratio at specified levels which are subject to change. Currently, a minimum of 4.0% of the combined total of deposits and certain borrowings must be maintained in the form of cash or eligible investments. At March 31, 1998, the Bank's liquidity ratio was approximately 30%. Management believes that liquidity during fiscal 1999 can be met through the Bank's deposit base and borrowing ability, and from maturing investments. See "Consolidated Statements of Cash Flows" in the consolidated financial statements.

Accounting and Reporting Changes

In December 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 127, Deferral of the Effective Date of Certain Provisions of SFAS No. 125, and amendment of SFAS No. 125, which was effective December 31, 1996. This statement delays the effective date of certain provisions of SFAS No. 125 until after December 31, 1997. The amended provisions include those related to the transfers of financial assets and secured borrowings. The provisions in SFAS No. 125 related to servicing assets and liabilities are not delayed by this amendment. The adoption of this statement did not have a material effect on the Company.

In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income. SFAS 130 requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. The Company does not anticipate that the adoption of SFAS 130 will have a material impact on its financial statements.

In June 1997, the FASB issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments were determined and other items. The Statement is effective for fiscal years beginning after December 15, 1997. The Company does not anticipate that adoption of SFAS 131 will have a material effect on its financial statements.

In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), which provided guidance as to when it is or is not appropriate to capitalize the cost of software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 with
early adoption encouraged.   The Company does not anticipate that adoption of
SOP 98-1 will have a material effect on its financial statements.

In June of 1996 the FASB issued an exposure draft of a proposed statement, Accounting for Derivatives and Similar Financial Instruments and for Hedging Activities. In August 1997 the FASB distributed a draft of the standards section of the final statement, together with related implementation guidance and examples to members of the

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

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

Year 2000 Considerations

The Bank recognizes that there is a business risk in computerized systems as the calendar rolls over into the next century. If the computer systems misinterpret the date, items such as interest calculations on loans and deposits will be incorrect. This problem is commonly called the "Year 2000 Problem." A number of computer systems used by the Company in its day-to-day operations will be affected by this problem. Management has established a committee (the "Y2K Project Team") which has identified all affected systems and is currently working to ensure that this event will not disrupt operations. The Y2K Project Team reports regularly to the Bank's Board of Directors. The Bank is also working closely with outside computer vendors to ensure that all software corrections and warranty commitments are obtained and to arrange mock conversion testing to be completed in the latter part of calendar year 1998. The Bank's Year 2000 project costs are not expected to have a material impact on its results of operations, liquidity or capital resources. The impact of Year 2000 noncompliance by all outside parties with whom the corporation may transact business cannot be gauged fully at this time.

Change in Independent Auditors

On January 20, 1998, the Company's Board of Directors, at the recommendation of its Audit Committee, terminated the engagement of KPMG Peat Marwick, LLP, Greenville, South Carolina, as the Company's certifying accountants.

On January 20, 1998, the Company's Board of Directors, at the recommendation of its Audit Committee, engaged Elliott, Davis & Company, LLP, Greenville, South Carolina as the Company's certifying accountants. The Company has not consulted with Elliott, Davis & Company, LLP during its two most recent fiscal years nor during any subsequent interim period prior to its engagement regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or regarding the reportable condition set forth below.

The report of KPMG Peat Marwick LLP on the Company's financial statements for either of the last two fiscal years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company's two most recent fiscal years and subsequent interim periods preceding the date of termination of the engagement of KPMG Peat Marwick LLP, the Company was not in disagreement with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of KPMG Peat Marwick LLP, would

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

have caused KPMG Peat Marwick LLP to make reference to the subject matter of the disagreement in connection with its report.

KPMG Peat Marwick LLP issued a management letter, dated May 9, 1997, to the Company's Board of Directors containing a reportable condition as a result of their audit of the Company's financial statements at and for the fiscal year ended March 31, 1997. The reportable condition involved certain unreconciled general ledger accounts due to a data processing conversion to Jack Henry and staff turnover. The reconciliations involved three different areas and were addressed by KPMG Peat Marwick LLP as follows:

          1. "First, we noted that as a result of the conversion, the loan and deposit trial balances were not in agreement with the supporting documentation as well as the final general ledger as of March 31, 1997. The accounting department has worked with Jack Henry to improve the loan and deposit trial balance reconciliation process and finally was able to reconcile these accounts at the end of May."

          2. "We noted that some reconciliations, such as the Flo Thru Account and the FRB Clearing Account, were not being reconciled in a timely manner. Delays in reconciling these accounts could result in errors or misappropriations not being detected. In addition, these accounts become more difficult and time consuming to reconcile as time passes. Likewise, these accounts had many stale items on the reconciliation. Once these accounts were reconciled, we determined that the balances at year end were materially correct."

          3. "We also noted the [Security Federal Bank] had not properly reconciled the Federal National Mortgage Association and Federal Home Loan Mortgage Corporation custodial accounts which are currently on deposit with Federal Home Loan Bank of Atlanta. It is our understanding that the conversion caused both of these accounts to become out of balance. It is also our understanding that the accounting department reconciled these balances as of the end of May without significant adjustments."

In a letter dated February 18, 1998, KPMG Peat Marwick LLP noted its agreement with the Company's reported statements with respect to the change in auditors.

            Report of Independent Certified Public Accountants
            --------------------------------------------------

The Board of Directors
Security Federal Corporation:

We have audited the accompanying consolidated balance sheet of Security Federal Corporation and Subsidiary (the "Company") as of March 31, 1998 and the related consolidated statement of income, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of March 31, 1997 and for each of the two years in the period then ended were audited by other auditors whose report, dated May 9, 1997, expresses an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

June 5, 1998

                                       /s/ Elliott, Davis & Company, LLP

               SECURITY FEDERAL CORPORATION AND SUBSIDIARY

                       Consolidated Balance Sheets

                         March 31, 1998 and 1997

               Assets                                1998         1997
               ------                                ----         ----
Cash and cash equivalents                       $  4,658,681     7,903,637
Investment and mortgage-backed securities:
  Available for sale (amortized cost of
   $54,475,231 and $24,484,644 at March 31,
   1998 and 1997, respectively)                   54,597,270    24,215,667
  Held to maturity (market value of
   $8,297,204 and $12,598,186 at March 31,
   1998 and 1997, respectively)                    8,215,833    12,754,769
                                                ------------   -----------
                                                  62,813,103    36,970,436
Loans receivable, net:                          ------------   -----------
  Held for sale                                    1,232,181       211,212
  Held for investment (net of allowance of
   $1,512,038 and $1,767,483 at March 31,
   1998 and 1997, respectively)                  136,492,252   146,558,261
                                                ------------   -----------
                                                 137,724,433   146,769,473
Accrued interest receivable:                    ------------   -----------
  Loans                                              736,201       820,730
  Mortgage-backed securities                          35,694        38,909
  Investments                                        761,405       363,109
                                                ------------   -----------
                                                   1,533,300     1,222,748
                                                ------------   -----------
Premises and equipment, net                        3,827,760     3,952,149
Federal Home Loan Bank stock, at cost              1,348,600       785,700
Real estate acquired in settlement of loans          165,170        52,009
Real estate held for development and sale            623,779       840,813
Other assets                                       2,817,090     3,148,980
                                                ------------   -----------
          Total assets                          $215,511,916   201,645,945
                                                ============   ===========
     Liabilities and Shareholders' Equity
     ------------------------------------
Liabilities:
  Deposits                                       181,785,948   168,060,858
  Advances from Federal Home Loan Bank            12,126,000    14,114,000
  Other borrowings                                   128,933       204,397
  Advance payments by borrowers for taxes
   and insurance                                     266,128       244,449
  Other liabilities                                3,128,866     2,840,212
                                                ------------   -----------
          Total liabilities                      197,435,875   185,463,916
                                                ------------   -----------
Shareholders' equity:
  Serial preferred stock, $.01 par value;
   authorized 200,000 shares; issued and
   outstanding shares, none
  Common stock, $.01 par value; authorized
   1,000,000 shares; issued and outstanding
   shares, 421,060 in 1998 and 417,122 in 1997         4,211         4,171
  Additional paid-in capital                       3,997,943     3,958,603
  Unrealized net gain (loss) on securities
   available for sale, net of income taxes            75,713      (166,872)
  Retained earnings, substantially restricted     13,998,174    12,386,127
                                                ------------   -----------
          Total shareholders' equity              18,076,041    16,182,029
                                                ------------   -----------
          Total liabilities and shareholders'
           equity                               $215,511,916   201,645,945
                                                ============   ===========

See accompanying notes to consolidated financial statements.'

               SECURITY FEDERAL CORPORATION AND SUBSIDIARY

                    Consolidated Statements of Income

            For the years ended March 31, 1998, 1997 and 1996

                                             1998        1997        1996
Interest income:                             ----        ----        ----
  Loans                                 $ 13,125,227  13,476,697  13,494,840
  Mortgage-backed securities                 328,948     340,845     109,998
  Investment securities                    3,095,035   1,950,450   2,123,667
  Other                                       68,530      74,421      93,789
                                        ------------  ----------  ----------
       Total interest income              16,617,740  15,842,413  15,822,294
                                        ------------  ----------  ----------
Interest expense:
  NOW and money market                     1,260,074     928,628     976,423
  Passbook                                   300,461     335,023     347,937
  Certificates of deposit                  5,190,929   5,454,427   5,529,003
  Advances and other borrowed money        1,249,508   1,189,541   1,769,178
                                        ------------  ----------  ----------
       Total interest expense              8,000,972   7,907,619   8,622,541
                                        ------------  ----------  ----------
Net interest income                        8,616,768   7,934,794   7,199,753
Provision for loan losses                    780,000     300,000     230,000
       Net interest income after        ------------  ----------  ----------
        provision for loan losses          7,836,768   7,634,794   6,969,753
                                        ------------  ----------  ----------
Other income:
  Gain on sales of investment securities      15,423          --          --
  Gain on sales of loans                     194,844     199,062     124,677
  Loan servicing fees                        347,098     334,006     312,653
  Service fees on deposits                   857,298     886,272     584,420
  Income (loss) from real estate
   operations                                104,194     (83,418)     34,068
  Other                                      485,611     323,129     412,244
                                        ------------  ----------  ----------
       Total other income                  2,004,468   1,659,051   1,468,062
                                        ------------  ----------  ----------
General and administrative expenses:
  Compensation and employee benefits       3,532,201   3,326,083   3,181,844
  Occupancy                                  467,415     403,225     368,731
  Advertising                                334,091     198,469     197,575
  Depreciation and maintenance of
   equipment                                 724,434     661,896     651,676
  Amortization of intangibles                465,240     465,240     465,240
  Federal insurance premiums                  77,248     229,689     387,722
  FDIC SAIF assessment                            --     705,489          --
  Other                                    1,619,685   2,054,602   1,586,756
       Total general and administrative ------------  ----------  ----------
        expenses                           7,220,314   8,044,693   6,839,544
                                        ------------  ----------  ----------
Income before income taxes                 2,620,922   1,249,152   1,598,271
Income taxes                                 908,293     413,945     538,697
                                        ------------  ----------  ----------
       Net income                       $  1,712,629     835,207   1,059,574
                                        ============  ==========  ==========

Net income per common share (basic)     $       4.09        2.01        2.58
                                        ============  ==========  ==========
Net income per common share (diluted)   $       4.07        1.99        2.58
                                        ============  ==========  ==========
Cash dividends per common share         $        .24         .20         .20
                                        ============  ==========  ==========
Weighted average shares outstanding
 (basic)                                     418,773     414,835     410,937
Weighted average shares outstanding     ============  ==========  ==========
 (diluted)                                   421,118     418,154     410,937
                                        ============  ==========  ==========

See accompanying notes to consolidated financial statements.

               SECURITY FEDERAL CORPORATION AND SUBSIDIARY

             Consolidated Statements of Shareholders' Equity

            For the years ended March 31, 1998, 1997 and 1996

                                           Unrealized
                                           Net Gain
                                  Addi-    (Loss) on
                                  tional   Securities
                          Common  Paid-in  Available   Retained
                          Stock   Capital  for Sale    Earnings      Total
                          -----   -------  --------    --------      -----
Balance at March 31, 1995 $4,092  3,879,922  (51,155)  10,656,611  14,489,470

  Exercise of stock
   options                    40     39,340       --           --      39,380

  Net income                  --         --       --    1,059,574   1,059,574

  Cash dividends              --         --       --      (82,236)    (82,236)

  Increase in unrealized
   net loss on securities
   available for sale,
   net of tax                 --         --  (71,970)          --     (71,970)
                          ------  --------- --------   ----------  ----------
Balance at March 31, 1996  4,132  3,919,262 (123,125)  11,633,949  15,434,218

  Exercise of stock
   options                    39     39,341       --           --      39,380

  Net income                  --         --       --      835,207     835,207

  Cash dividends              --         --       --      (83,029)    (83,029)

  Increase in unrealized
   net loss on securities
   available for sale,
   net of tax                 --         --  (43,747)          --     (43,747)
                          ------  --------- --------   ----------  ----------

Balance at March 31, 1997  4,171  3,958,603 (166,872)  12,386,127  16,182,029

  Exercise of stock
   options                    40     39,340       --           --      39,380

  Net income                  --         --       --    1,712,629   1,712,629

  Cash dividends              --         --       --     (100,582)   (100,582)

  Decrease in unrealized
   net loss on securities
   available for sale,
   net of tax                 --         --  242,585           --     242,585
                          ------  --------- --------   ----------  ----------
Balance at March 31, 1998 $4,211  3,997,943   75,713   13,998,174  18,076,041
                          ======  ========= ========   ==========  ==========
  See accompanying notes to consolidated financial statements.
                                       24
PAGE

             SECURITY FEDERAL CORPORATION AND SUBSIDIARY

                Consolidated Statements of Cash Flows

          For the years ended March 31, 1998, 1997 and 1996

                                              1998        1997        1996
                                              ----        ----        ----
Cash flows from operating activities:
Net income                            $   1,712,629      835,207    1,059,574
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
   Depreciation                             633,347      608,022      596,677
   Amortization of intangibles              465,240      465,240      465,240
   Discount accretion and premium
    amortization                            (48,562)     151,334      210,445
   Provisions for losses on loans
    and real estate                         780,000      154,773      175,000
   Gain on sales of loans                  (194,844)    (199,062)    (124,677)
   Gain on sales of investment
    securities                              (15,423)          --           --
   (Gain) loss on sale of real
    estate                                 (203,394)     294,147     (180,030)

   Amortization of deferred fees
    on loans                               (111,528)    (112,015)    (115,867)
   Loss on disposition of premises
    and equipment                            30,634       29,637           --

   Proceeds from sale of loans held
    for sale                             11,447,131   12,621,196   12,527,406
   Origination of loans for sale        (12,273,256) (12,020,427) (12,239,017)
   (Increase) decrease in accrued
    interest receivable:
       Loans                                 84,529       61,544     (127,009)
       Mortgage-backed securities             3,215      (15,110)      (1,471)
       Investments                         (398,296)      87,843       13,277
   Increase (decrease) in advance
    payments by borrowers                    21,679     (141,259)     (56,748)
   Other, net                               (14,838)    (258,528)    (419,255)
                                      -------------  -----------  -----------
               Net cash provided by
                operating activities      1,918,263    2,562,542    1,783,545
                                      -------------  -----------  -----------
Cash flows from investing activities:
   Principal repayments on mortgage-
    backed securities                       424,192      558,205      221,819
   Purchase of investment securities
    available for sale                  (54,916,778) (17,968,095)    (487,656)
   Maturities of investment
    securities available for sale        22,000,000   24,500,000    1,000,000
   Purchase of investment securities
    held to maturity                             --   (3,473,204)  (1,492,344)
   Maturities of investment securities
    held to maturity                      4,121,951    3,000,000    3,000,000
   Proceeds from sales of investment
    securities available for sale         2,982,969           --           --
   Purchase of FHLB stock                  (695,200)    (151,400)    (389,600)
   Redemption of FHLB stock                 132,300      598,900      571,500
   (Increase) decrease in loans
    receivable                            9,038,131    1,744,689   (4,598,956)
   Investment in real estate held
    for development                        (306,052)    (612,234)    (262,968)
   Proceeds from sale of real estate
    held for development                    627,280    1,077,582      350,180
   Proceeds from sale of real estate
    acquired through foreclosure            367,156      898,732    1,725,210
   Purchase of premises and equipment      (539,592)  (1,402,623)    (532,691)
                                      -------------  -----------  -----------
          Net cash provided (used) by
            investing activities        (16,763,643)   8,770,552     (895,506)
                                      -------------  -----------  -----------

                                                       (Continued)

                SECURITY FEDERAL CORPORATION AND SUBSIDIARY

             For the years ended March 31, 1998, 1997 and 1996

                                              1998        1997        1996
                                              ----        ----        ----
Cash flows from financing activities:
  Increase (decrease) in deposit
   accounts                           $  13,725,090   (4,313,869)   6,100,090
  Proceeds from FHLB advances           133,785,000   94,600,000  100,904,000

  Repayment of FHLB advances           (135,773,000)(103,350,000)(104,073,000)
  Proceeds from other borrowings                 --      234,552      350,000
  Repayment of other borrowings             (75,464)    (380,155)          --
  Dividends to shareholders                (100,582)     (83,029)     (82,236)
  Proceeds from exercise of stock
   options                                   39,380       39,380       39,380
                                      -------------  -----------  -----------
          Net cash provided (used) by
            financing activities         11,600,424  (13,253,121)   3,238,234
                                      -------------  -----------  -----------
Net increase (decrease) in cash and
 cash equivalents                        (3,244,956)  (1,920,027)   4,126,273

Cash and cash equivalents at
 beginning of year                        7,903,637    9,823,664    5,697,391
                                      -------------  -----------  -----------
Cash and cash equivalents at end
 of year                              $   4,658,681    7,903,637    9,823,664
                                      =============  ===========  ===========
Supplemental disclosure of cash
 flow information:
  Cash paid during the period for:
     Interest                         $  7,766,909     7,910,716    8,402,928
                                      =============  ===========  ===========
     Income taxes                           816,500      534,000      424,000
                                      =============  ===========  ===========
Supplemental schedule of non cash
 transactions:
  Additions to real estate acquired
     through foreclosure, net               381,117       57,670      711,760
                                      =============  ===========  ===========
  Transfer of securities held to
   maturity to available for sale                --           --   27,867,170
                                      =============  ===========  ===========
  Increase in unrealized net gain
   (loss) on securities available
   for sale, net of taxes                   242,585      (43,747)     (71,970)
                                      =============  ===========  ===========
  Securitization of loans held for
   investment to investments held
   to maturity                                   --    2,796,062    1,054,529
                                      =============  ===========  ===========

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

(a) Basis of Consolidation and Nature of Operations
    -----------------------------------------------
The accompanying consolidated financial statements include the accounts of Security Federal Corporation (the "Company") and its wholly owned subsidiary, Security Federal Bank (the "Bank") and its wholly owned subsidiary, Security Financial Services Corporation ("SFSC"). The Bank is primarily engaged in the business of accepting savings and demand deposits and originating mortgage loans and loans to individuals and small businesses for various personal and commercial purposes. SFSC consists primarily of investment brokerage services. Also included in consolidation are two real estate partnerships, which the Company purchased from SFSC in December 1995 at fair market value.

(b) Cash and Cash Equivalents
    -------------------------
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest- bearing balances in other banks, and federal funds sold. Cash equivalents have maturities of three months or less.

(c) Investment and Mortgage-Backed Securities
    -----------------------------------------
Investment securities, including mortgage-backed securities, are classified into one of three categories, held to maturity, available for sale or trading. Management determines the appropriate classification of debt securities at the time of purchase.

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

At March 31, 1998, the Bank maintained liquid assets in excess of the amount required by regulations. The required amount is 4% of the average daily balances of deposits and certain borrowings. Liquid assets consist primarily of cash, time deposits and certain investment securities.

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

The Company values impaired loans at the loan's fair value if it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement at the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to interest then to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

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

     ------------------------------------------

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

(i) Income Taxes
    ------------
Deferred tax expense or benefit is recognized for the net change during the year in the deferred tax liability or asset. That amount together with income taxes currently payable is the total amount of income tax expense or benefit for the year. Deferred taxes are provided for differences in financial reporting bases for assets and liabilities as compared with their tax bases. Basically, a current tax liability or asset is established for taxes presently payable or refundable and a deferred tax liability or asset is established for future tax items. A valuation allowance, if applicable, is established for deferred tax assets that may not be realized. Tax bad debt reserves in excess of the base year amount (established as taxable years ending March 31, 1988 or later), would create a deferred tax liability. Deferred income taxes are provided for differences between the provision for loan losses for financial statement purposes and those allowed for income tax purposes.

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

Deposit based premiums, representing the cost of acquiring deposits from other financial institutions, are included in the balance sheet caption Other Assets and are being amortized by charges to operations over the expected periods to be benefited. The effective amortization period for intangible assets is approximately 10 years.

(l) Interest Income
    ---------------
Interest on loans is accrued and credited to income monthly based on the principal balance outstanding and the contractual rate on the loan. The Company places loans on non-accrual status when they become greater than ninety days delinquent or when in the opinion of management, full collection of principal or interest is unlikely. The Company provides an allowance for uncollectible accrued interest on loans which are ninety days delinquent for all interest accrued prior to the loan being placed on non-accrual status. The loans are returned to an accrual status when full collection of principal and interest appears likely.

     ------------------------------------------

(m)  Fair Value of Financial Instruments
     -----------------------------------
The Company discloses the fair value of on and off-balance sheet financial instruments for which it is practicable to do so. Fair values are based on quoted market prices where available and on estimates of present value or other valuation techniques. These estimates are made at a specific point in time and are subjective in nature involving uncertainties and significant judgment. In addition, the Company does not disclose the fair value of non-financial instruments. Accordingly, the aggregate fair values presented do not represent the underlying fair value of the Bank.

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

(n) Earnings Per Share
    ------------------
Net income per share is computed by dividing consolidated net income by the weighted average number of common shares outstanding during the period. The treasury stock method is used to compute the dilutive effect of stock options in the diluted weighted average shares number of common shares.

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

(2)  Investment Securities, Available for Sale
     -----------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses and market values of investment securities available for sale are as follows:

                                              March 31, 1998
                              ----------------------------------------------
                                               Gross     Gross
                                Amortized   Unrealized Unrealized    Market
                                  Cost         Gains     Losses      Value
                                  ----         -----     ------      -----

U.S. Treasury notes           $  9,498,874     65,826    12,020    9,552,680
FHLB Securities                 40,479,674    102,105    51,474   40,530,305
Federal Farm Credit Securities   4,496,683     21,672     4,070    4,514,285
                              ------------    -------    ------   ----------
                              $ 54,475,231    189,603    67,564   54,597,270
                              ============    =======    ======   ==========

                                                March 31, 1997
                              ----------------------------------------------
                                               Gross     Gross
                                Amortized   Unrealized Unrealized    Market
                                  Cost         Gains     Losses      Value
                                  ----         -----     ------      -----

U.S. Treasury notes           $ 13,011,225         --   125,272   12,885,953

FHLB Securities                 10,974,509         --   143,705   10,830,804
Federal Farm Credit
 Securities                        498,910         --        --      498,910
                              ------------    -------   -------   ----------
                              $ 24,484,644         --   268,977   24,215,667
                              ============    =======   =======   ==========

The amortized cost and market value of investment securities available for sale at March 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties.

                                              Amortized         Market
                                                 Cost           Value
                                                 ----           -----

      In one year or less                    $ 4,486,197      4,480,367
      After one year through five years       35,446,980     35,590,594
      More than five years                    14,542,054     14,526,309
                                             -----------     ----------
                                             $54,475,231     54,597,270
                                             ===========     ==========

At March 31, 1998 investment securities available for sale of $9,392,000 were pledged as collateral for certain deposit accounts and Federal Home Loan Bank of Atlanta borrowings.

The Bank sold no securities in fiscal 1997 or 1996. The Bank received $2,983,000 proceeds from sales of available for sale securities in the year ending March 31, 1998, with approximately $15,423 recorded in gross gains and no gross losses.

(3) Investment and Mortgage-Backed Securities, Held to Maturity
    -----------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses and market values of investment and mortgage-backed securities held to maturity are as follows:

                                                March 31, 1998
                                ---------------------------------------------
                                               Gross     Gross
                                Amortized   Unrealized Unrealized    Market
                                  Cost         Gains     Losses      Value
                                  ----         -----     ------      -----

FNMA securities               $    500,000      6,535        --      506,535
FHLB securities                  2,363,910     14,129     9,520    2,368,519
FHLMC bond                       1,000,000         --       800      999,200
Mortgage-backed
 securities                      4,351,923     71,492       465    4,422,950
                              ------------    -------   -------   ----------
                              $  8,215,833     92,156    10,785    8,297,204
                              ============    =======   =======   ==========

                                               March 31, 1997
                                -------------------------------------------
                                               Gross     Gross
                                Amortized   Unrealized Unrealized    Market
                                  Cost         Gains     Losses      Value
                                  ----         -----     ------      -----

FNMA securities               $    500,000     11,025        --      511,025
FHLB securities                  6,478,000      3,772   148,579    6,333,394
FHLMC bond                       1,000,000         --    15,220      984,780
Mortgage-backed
 securities                      4,776,769     15,976    23,557    4,768,987
                              ------------    -------   -------   ----------
                              $ 12,754,769     30,773   187,356   12,598,186
                              ============    =======   =======   ==========

The amortized cost and market value of investment and mortgage-backed securities held to maturity at March 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities due to call features on certain investments.

                                              Amortized         Market
                                                 Cost           Value
                                                 ----           -----

      In one year or less                    $ 2,374,857      2,367,494
      After one year through five years          989,053      1,000,225
      More than five years                       500,000        506,535
      Mortgage-backed securities               4,351,923      4,422,950
                                             -----------     ----------
                                             $ 8,215,833      8,297,204
                                             ===========     ==========

At March 31, 1998, investment and mortgage-backed securities held to maturity of $3,454,000 were pledged as collateral for certain deposit accounts.

(4) Loans Receivable, Net
    ---------------------

Loans receivable, net, at March 31 consisted of the following:

                                             1998            1997
                                             ----            ----

      Residential real estate          $  46,450,206      50,534,682
      Consumer                            46,499,200      46,894,063
      Commercial real estate               3,955,462       6,527,692
      Commercial business                 44,500,079      46,047,825
      Loans held for sale                  1,232,181         211,212
                                       -------------     -----------
                                         142,637,128     150,215,474
                                       -------------     -----------
      Less:
        Allowance for loan losses          1,512,038       1,767,483
        Loans in process                   3,175,684       1,375,319
        Deferred loan fees                   224,973         303,199
                                       -------------     -----------
                                           4,912,695       3,446,001
                                       -------------     -----------
                                       $ 137,724,433     146,769,473
                                       =============     ===========

Changes in the allowance for loan losses for the years ended March 31, are summarized as follows:

                                            1998          1997       1996
                                            ----          ----       ----

      Balance at beginning of year     $   1,767,483   1,758,688   1,955,119
      Provision for loan losses              780,000     300,000     230,000
      Charge-offs                         (1,293,082)   (320,643)   (471,938)
      Recoveries                             257,637      29,438      45,507
                                       -------------   ---------   ---------
      Balance at end of year           $   1,512,038   1,767,483   1,758,688
                                       =============   =========   =========

The following table sets forth the amount of the Company's non-accrual loans and the status of the related interest income at March 31:

                                            1998             1997
                                            ----             ----

      Non-accrual loans                $   2,034,000       1,368,072
      Interest income which would      =============       =========
       have been recognized under
       original terms                  $     100,512          75,029
                                       =============       =========

Loans serviced for others at March 31, 1998, 1997 and 1996, were $79,306,000, $88,295,000 and $93,310,000, respectively.

At March 31, 1998, impaired loans amounted to $872,000. Losses on impaired loans are accounted for in the allowance for loan loss. For the year ended March 31, 1998, the average recorded investment in impaired loans was $1,206,000.

(5) Premises and Equipment, Net
    ---------------------------

Premises and equipment, net, at March 31 are summarized as follows:

                                             1998             1997
                                             ----             ----

      Land                              $    503,163         452,283
      Buildings and improvement            3,312,791       3,119,014
      Furniture and equipment              3,866,947       3,997,350
                                        ------------      ----------
                                           7,682,901       7,568,647
      Less accumulated depreciation       (3,855,141)     (3,616,498)
                                        ------------      ----------
                                        $  3,827,760       3,952,149
                                        ============      ==========

Depreciation expense for the years ended March 31, 1998, 1997, and 1996, was approximately $633,000, $608,000, and $597,000, respectively.

The Bank has entered into noncancelable operating leases related to buildings and land. At March 31, 1998, future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more are as follows (by fiscal year):

      1999                                           $  69,410
      2000                                              69,621
      2001                                              65,594
      2002                                              45,456
      2003                                              44,470
      Thereafter                                       307,650
                                                     ---------
                                                     $ 602,201
                                                     =========

Total rental expense amounted to $71,254, $61,000, and $54,000 for the years ended March 31, 1998, 1997 and 1996, respectively. Five lease agreements with monthly expenses of $2,188, $2,014, $493, $407 and $700 have renewal options of 10, 10, 60, 10 and 20 years, respectively.

(6) FHLB Stock
    ----------

Investment in the stock of the Federal Home Loan Bank is required by law for every federally insured savings institution. No ready market exists for this stock and it has no quoted market value. However, because redemption of this stock has been at par it is carried at cost.

The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB of Atlanta. The Bank is in compliance with this requirement with an investment in FHLB of Atlanta stock of $1,348,600 as of March 31, 1998.

(7) Real Estate Operations
    ----------------------

The Company participated in two real estate joint ventures. The Company owns 50 and 62.5 percent of the joint ventures which have been consolidated into the Company's financial statements, since the Company has voting control in both partnerships. The Company liquidated the remaining assets of the venture in which it owned 62.5 percent in the latter part of fiscal 1998. The Company had $240,000 invested in one partnership at March 31, 1998. Income from real estate operations was as follows:
                                             1998         1997       1996
                                             ----         ----       ----
Real estate acquired for development
 and sale:
  Sales                                  $ 627,280     1,077,582    350,180
  Cost of sales                            523,086     1,306,227    296,508
                                         ---------     ---------    -------
  Gross profit (loss)                      104,194      (228,645)    53,672

Amortization of gain on
 sale of real estate                            --            --     25,396
Provision expense (reversal) for real
 estate losses                                  --      (145,227)    45,000
                                         ---------     ---------    -------
Income (loss) from real estate operations  104,194       (83,418)    34,068

Other expenses, net                         64,392       108,553     38,535
                                         ---------     ---------    -------
Net income (loss)                        $  39,802      (191,971)    (4,467)
                                         =========     =========    =======

The following is a summary of the allowance for estimated losses on real estate:
                                             1998         1997       1996
                                             ----         ----       ----

Balance at beginning of year             $  50,000       195,227    150,227
Provision (reversal) for real estate
 losses                                         --      (145,227)    45,000
                                         ---------     ---------    -------
Balance at end of year                   $  50,000        50,000    195,227
                                         =========     =========    =======

Condensed combined financial information for the joint ventures as of March 31 is as follows:

                                                          1998       1997
                                                          ----       ----

Real estate held for development, net                  $ 623,779    840,813
Other assets
                                                          27,446    111,730
                                                       ---------    -------
Total assets                                             651,225    952,543
Liabilities (principally a loan payable to the
 Company)                                                121,865    213,527
                                                       ---------    -------
Partners equity                                       $  529,360    739,016
                                                       =========    =======

(8) Deposits
    --------

Deposits outstanding by type of account at March 31 are summarized as follows:

                            1998                            1997
              -------------------------------  ------------------------------
                                     Interest                        Interest
                           Weighted  Rate                 Weighted   Rate
                 Amount     Rate     Range        Amount    Rate     Range
                 ------     ----     -----        ------    ----     -----

Checking      $ 47,414,160  1.09%    0 - 1.50% $ 43,601,652 1.36%    0 - 1.75%
Money Market    27,902,091  4.67  2.75 - 5.50    11,640,884  2.80 2.75 - 3.00
Passbook
 accounts       12,328,146  2.44     0 - 3.00    13,451,308  2.49    0 - 3.00
              ------------  ----  -----------  ------------  ---- -----------
                87,644,397  2.42     0 - 5.50    68,693,844  1.83    0 - 3.00
              ------------  ----  -----------  ------------  ---- -----------
Certificate
 accounts:
  0 - 4.99%      3,086,511                        3,935,588
  5.00 - 6.99%  90,919,998                       95,234,017
  7.00 - 8.99      135,042                          197,409
              ------------                     ------------
  Total
   certificates
   accounts     94,141,551  5.50  4.70 - 7.75    99,367,014  5.40 4.76 - 7.75
              ------------  ----  -----------  ------------  ---- -----------
              $181,785,948  4.02%    0 - 7.75% $168,060,858  3.94%   0 - 7.75%
              ============  ====  ===========  ============  ==== ===========

The aggregate amount of short-term certificates of deposit with a minimum denomination of $100,000 was $14,336,000 and $15,737,000 at March 31, 1998 and
1997, respectively. The amounts and scheduled maturities of certificates of deposit at March 31, are as follows:

                                               1998           1997
                                               ----           ----

      Within 1 year                       $ 76,220,282     83,998,768
      After 1 but within 2 years            12,987,954     12,199,870
      After 2 but within 3 years             1,246,311      1,344,995
      After 3 but within 4 years               754,006      1,177,613
      After 4 but within 5 years             2,551,313        645,768
      Thereafter                               381,685             --
                                          ------------     ----------
                                          $ 94,141,551     99,367,014
                                          ============     ==========

(9) Advances From Federal Home Loan Bank
    ------------------------------------

Advances from the Federal Home Loan Bank at March 31 are summarized by year of maturity and weighted average interest rate below:

                                 1998                    1997
                      ------------------------ -----------------------
                                      Weighted                Weighted
                          Amount       Rate        Amount       Rate
                          ------       ----        ------       ----

      1999            $  5,490,000     6.06%   $ 11,952,000     5.88%
      2000                 528,000     8.70         490,000     8.65
      2001                 856,000     8.75         528,000     8.70
      2002                      --       --         856,000     8.75
      Thereafter         5,252,000     5.80         288,000     7.97
                      ------------     ----    ------------     ----
                      $ 12,126,000     6.25%   $ 14,114,000     6.30%
                      ============     ====    ============     ====

These advances are secured by a blanket collateral agreement with the FHLB pledging the Bank's portfolio of residential first mortgage loans. Advances are subject to prepayment penalties.

(10) Income Taxes
     ------------

Income tax expense for the years ended March 31, is comprised of the following:

                                      1998        1997        1996
                                      ----        ----        ----
      Current:
        Federal                   $  939,750     579,589     571,810
        State                             --          --          --
                                  ----------    --------     -------
                                     939,750     579,589     571,810
                                  ----------    --------     -------
      Deferred:
        Federal                      (26,424)   (139,141)    (27,879)
        State                         (5,033)    (26,503)     (5,234)
                                  ----------    --------     -------
                                     (31,457)   (165,644)    (33,113)
                                  ----------    --------     -------
                                  $  908,293     413,945     538,697
                                  ==========    ========     =======

     -----------------------

The Company's income taxes differ from those computed at the statutory federal income tax rate, as follows:

                                            1998         1997       1996
                                            ----         ----       ----

      Tax at statutory income tax rate   $  891,113    424,712    543,412
      State income tax benefit, net         (13,480)   (17,492)    (3,454)
      Other                                  30,660      6,725     (1,261)
                                         ----------    -------    -------
                                         $  908,293    413,945    538,697
                                         ==========    =======    =======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31 are presented below.
                                                        1998         1997
                                                        ----         ----
      Deferred tax assets:
        Provision for loan losses                    $ 389,720     486,789
        Net fees deferred for financial reporting       88,790      80,716
        Unrealized loss on securities available
         for sale                                           --     102,105
        Other real estate basis for tax purposes over
           financial statement basis                    18,980      18,980
        Other                                          243,386     205,964
                                                     ---------     -------
           Total gross deferred tax assets             740,876     894,554
                                                     ---------     -------
      Deferred tax liabilities:
        FHLB stock basis over tax basis                126,566     126,566
        Depreciation                                   181,040     201,156
        Unrealized gain on securities available for
         sale                                           46,326          --
                                                     ---------     -------
           Total gross deferred tax liability          353,932     327,722
                                                     ---------     -------
             Net deferred tax asset                  $ 386,944     566,832
                                                     =========     =======

A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale. The related current period deferred tax provision of $148,431 has been recorded directly to shareholder's equity. The balance of the change in the net deferred tax asset results from the current period deferred tax benefit of $31,457. The net deferred tax asset is included in other assets in the accompanying consolidated balance sheets.

No valuation allowance for deferred tax assets was required at March 31, 1998 and 1997. The realization of net deferred tax assets may be based on utilization of carrybacks to prior taxable periods, anticipation of future taxable income in certain periods, and the utilization of tax planning strategies. Management has determined that it is more likely than not that the net deferred tax asset can be supported based upon these criteria.

Retained earnings at March 31, 1998 include tax bad debt reserves of approximately $2.2 million, for which no provision for federal income tax has been made. If, in the future, these amounts are used for any purpose other than to absorb bad debt losses, including dividends, stock redemptions, or distributions in liquidation, or the Company ceases to be qualified as a bank, they may be subject to federal income tax at the then prevailing corporate tax rate.

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

As of March 31, 1998 and 1997, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized at March 31, 1997, the Bank had to maintain risk- based, core and tangible capital ratios of 10.0%, 6.0% and 5.0%, respectively. At March 31, 1998, to be categorized as well capitalized, the Bank had to maintain total risk based capital, tier 1 risk based capital, and
tier 1 leverage ratios at 10%, 6%, and 5%, respectively.   There are no
conditions or events since that notification that management believes have changed the Bank's classification.

The Bank's regulatory capital amounts and ratios are as follows as of the dates indicated:

                                                                                      To Be Well
                                                                     For Capital      Capitalized Under
                                                                     Adequacy         Prompt Corrective
                                             Actual                  Purposes         Action Provisions
                                      -------------------       ------------------    -------------------
                                      Amount        Ratio       Amount      Ratio     Amount     Ratio
---------------------------------------------------------------------------------------------------------
   (in thousands)
March 31, 1998
Tier 1 Risk-based Core Capital
 (to risk weighted assets)            $15,961        11.8%       $5,404      4.0%      $8,106      6.0%
Total Risk-based Capital
 (to risk weighted assets)             17,473        12.9        10,808      8.0       13,510     10.0
Tier 1 Leverage (Core) Capital
 (to adjusted tangible assets)         15,961         7.5         8,553      4.0       10,691      5.0
Tangible Capital
 (to tangible assets)                  15,172         7.1         4,261      2.0       10,652      5.0

March 31, 1997
Risk-based Capital
 (to risk weighted assets)            $15,583        12.0%      $10,414      8.0%     $13,017     10.0%
Core Capital
 (to adjusted tangible assets)         13,956         7.0         6,003      3.0       12,006      6.0
Tangible Capital
 (to tangible assets)                  13,018         6.5         2,987      1.5        9,958      5.0

/TABLE

The payment of dividends by the Company depends primarily on the ability of the Bank to pay dividends to the Company. The payment of dividends by the Bank to the Company is subject to substantial restrictions and would require prior notice to and approval of the Office of Thrift Supervision.

On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on Savings Association Insurance Fund ("SAIF") member institution, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits as of March 31, 1995, payable on November 27, 1996. The special assessment was recognized in the second quarter of fiscal 1997. The Bank took a charge of $705,000 ($437,000 after-tax) as a result of the special assessment.

     -----------------------------

The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and Bank Insurance Fund ("BIF") members. As of January 1, 1997, BIF deposits were assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated 6.4 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date BIF and SAIF are merged. The Funds Act specifies that BIF and SAIF will be merged on January 1, 1999 provided no savings associations remain at that time.

As a result of the Funds Act, the FDIC lowered SAIF assessments from 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. SAIF members will continue to make the higher FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings charter will be eliminated or whether the BIF and SAIF will eventually be merged.

(12) Employee Benefit Plans
     ----------------------

The Company participated in a multi-employer defined benefit plan until June 1, 1997 when it elected to withdraw from the plan in order to concentrate benefits in the Company's other retirement plans. The plan provided defined benefits to substantially all full-time employees of the Company with one or
more years of service.   The Company was required to contribute $67,000 to the
plan in the year ended March 31, 1997 to fully fund the plan and eliminate any liability on the Company's behalf for future contributions.

The Company participates in a multiple employer defined contribution employee benefit plan covering substantially all employees with one or more years of service. The Company matches a portion of employees contributions, and has a discretionary profit sharing provision. The total employee contributions were $100,000, $47,116, and $96,905 for the years ended March 31, 1998, 1997 and
1996, respectively.

The Company has an Employee Stock Ownership Plan ("ESOP") for the exclusive benefit of the employee participants. The discretionary contributions for the years ended March 31, 1998, 1997 and 1996 were $51,000, $0 and $0, respectively.

Certain officers of the Company participate in an incentive stock option plan. Options are granted at exercise prices not less than the fair market value of the Company's common stock on the date of the grant. There were 4,489 shares granted during fiscal 1997 and no shares granted in fiscal 1998. At March 31, 1998, the Company had the following options outstanding:

                       Outstanding     Option     Earliest Date  Expiration
      Grant Date         Options       Price      Exercisable       Date
      ----------         -------       -----      -----------       ----
       1/7/97              898         32.00        1/1/02       12/31/02
       1/7/97              898         32.00        1/1/03       12/31/03
       1/7/97              898         32.00        1/1/04       12/31/04
       1/7/97              898         32.00        1/1/05       12/31/05
       1/7/97              897         32.00        1/1/06       12/31/06

There were no further options available at March 31, 1998.

The Company has elected the disclosure only provision of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in fiscal 1997, consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share amounts as of March 31 would have been reduced to the pro forma amounts indicated.

                                          1998          1997         1996
                                          ----          ----         ----

       Net income- as reported        $ 1,712,629     835,207      1,059,574
       Net income- pro forma            1,709,455     803,529      1,059,574
       Net income per common
        share (basis)-as reported            4.09        2.01           2.58
       Net income per common
        share (basic)-pro forma              4.08        1.94           2.58
       Net income per common
        share (diluted)-as reported          4.07        1.99           2.58
       Net income per common
        share (diluted)-pro forma            4.06        1.91           2.58

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in fiscal 1997: dividend yield of $.22 per share, expected volatility of 20 percent, risk-free interest rate of 5.9 percent and expected lives of six to ten years.

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

Financial instruments where the contract amount represents the Bank's credit risk include commitments under pre-approved but unused lines of credit of $19,948,000 and $19,814,000 and letters of credit of $83,000 and $668,000 at
March 31, 1998 and 1997, respectively.

These loan and letter of credit commitments are subject to the same credit policies and reviews as loans on the balance sheet. Collateral, both the amount and nature, is obtained based upon management's assessment of the credit risk. Since many of the extensions of credit are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. In addition to these loan commitments noted above, the Bank had unused credit card loan commitments of $977,000 and $924,000 at March 31, 1998 and 1997, respectively.

Outstanding commitments on mortgage loans not yet closed amounted to $658,000 at March 31, 1998. Such commitments, which are funded subject to certain limitations, extend over varying periods of time with the majority being funded within 90 days. At March 31, 1998, the Bank had outstanding commitments to sell approximately $1,232,000 of loans.

(14) Related Party Transactions
     --------------------------

At March 31, 1998, the total aggregate indebtedness to the Bank by executive officers and directors of the Bank whose individual indebtedness exceeded $60,000 at any time over the period since April 1, 1996 was $785,000. There were $389,000 additions to loans to executive officers whose individual indebtedness exceeded $60,000 during fiscal 1998. Repayments on these loans totaled approximately $30,000. Loans to all employees, officers and directors of the Company, in the aggregate, constituted approximately 10.44% of the total shareholders' equity of the Company at March 31, 1998.

The Company rents office space from a company in which a director and an officer of the Company and the Bank have an ownership interest. The Bank incurred expenses of $27,000, $24,000, and $24,000 respectively, for rent for the years ended March 31, 1998, 1997 and 1996. Management is of the opinion that the transactions with respect to office rent are made on terms that are comparable to those which would be made with unaffiliated persons.

(15) Security Federal Corporation Condensed Financial Statements (Parent
     -------------------------------------------------------------------
     Company Only)
     -------------

The following is condensed financial information of Security Federal Corporation (parent company only); the primary asset of which is its investment in the bank subsidiary, and the principal source of income for the Company is equity in undistributed earnings from the Bank.

                     Condensed Balance Sheet Data
                       March 31, 1998 and 1997

                                                1998           1997
             Assets                             ----           ----
Cash                                      $    385,170        214,514
Investment in Security Federal Bank         17,294,000     15,362,473
Investment in real estate partnerships         239,685        350,336
Income tax receivable from Bank                 54,414         68,707
Other assets                                   105,994        200,984
                                          ------------     ----------
  Total assets                            $ 18,079,263     16,197,014
                                          ============     ==========
Liabilities and Shareholders' Equity

Accounts payable                          $      3,222         14,985
Shareholders' equity                        18,076,041     16,182,029
                                          ------------     ----------
  Total liabilities and shareholders'
   equity                                 $ 18,079,263     16,197,014
                                          ============     ==========

                  Condensed Statements of Income Data
            For the years ended March 31, 1998, 1997 and 1996

                                              1998         1997      1996
Income:                                       ----         ----      ----
  Equity in undistributed earnings of
    Security Federal Bank                  $1,688,952    898,309   1,098,307
  Equity in undistributed (earnings) loss
    of real estate partnerships                20,169   (213,094)        889
  Miscellaneous income                         17,999     18,908         927
  Reversal of allowance for loss
    for real estate partnerships                   --    145,227          --
                                           ----------    -------   ---------
                                            1,727,120    849,350   1,100,123
Expenses:
  Miscellaneous                                14,491     14,143      40,549
                                           ----------    -------   ---------
Net income                                 $1,712,629    835,207   1,059,574
                                           ==========    =======   =========

(15) Security Federal Corporation Condensed Financial Statements (Parent
     -------------------------------------------------------------------
     Company Only)    Continued
     -------------    ---------

                  Condensed Statements of Cash Flow Data
            For the years ended March 31, 1998, 1997 and 1996

                                              1998         1997      1996
                                              ----         ----      ----
Operating activities:
 Net income                               $ 1,712,629    835,207   1,059,574
 Adjustments to reconcile net
  income to net cash provided by (used
  in) operating activities:
     Depreciation                                  --         --         290
     Equity in undistributed earnings of
       Security Federal Bank               (1,688,952)  (898,309) (1,098,307)
     Equity in undistributed (earnings) loss
       of real estate partnerships            (20,169)   213,094        (889)
     Reversal of allowance on
       real estate partnerships                    --   (145,227)         --
     (Increase) decrease in income
       taxes receivable and other assets      109,283   (132,937)   (118,096)
     Increase (decrease) in
       accounts payable                       (11,763)    14,988      (1,230)
        Net cash provided by (used in)    -----------  ---------  ----------
         operating activities                 101,028   (113,184)   (158,658)
Investing activities:                     -----------  ---------  ----------
 Purchase of real estate partnerships
  from Bank                                        --         -    (561,000)
 (Investment) Return of capital in real
  estate partnerships                         130,830    149,552      (5,838)
 Dividend received from Security Federal
  Bank                                             --    500,000          --
        Net cash provided by (used in)    -----------  ---------  ----------
         investing activities                 130,830    649,552    (566,838)
Financing activities:                     -----------  ---------  ----------
 Proceeds of loan                                  --         --     350,000
 Repayment of loan                                 --   (350,000)         --
 Dividends paid                              (100,582)   (83,029)    (82,236)
 Exercise of stock options                     39,380     39,380      39,380
        Net cash provided by (used in)    -----------  ---------  ----------
         financing activities                 (61,202)  (393,649)    307,144
                                          -----------  ---------  ----------
Net increase (decrease) in cash               170,656    142,719    (418,352)
Cash at beginning of year                     214,514     71,795     490,147
                                          -----------  ---------  ----------
Cash at end of year                       $   385,170    214,514      71,795
                                          ===========  =========  ==========

(16) Carrying Amounts and Fair Value of Financial Instruments
     --------------------------------------------------------

The carrying amounts and fair value of financial instruments as of March 31, are summarized below:
                                (In Thousands)

                                        1998                   1997
                                        ----                   ----
                                Carrying    Estimated   Carrying  Estimated
                                Amount      Fair Value  Amount    Fair Value
Financial Assets                ------      ----------  ------    ----------
----------------
Cash and cash equivalents       $  4,659       4,659      7,904      7,904
Investment and mortgage-backed
 securities                       62,813      62,894     36,970     36,814
Loans receivable, net            137,724     137,107    146,769    146,960
Federal Home Loan Bank Stock       1,349       1,349        786        786

Financial Liabilities
---------------------
Deposits:
Checking, Savings, and MMDA
 accounts                       $ 87,644      88,045    68,694     68,694
Certificate accounts              94,142      94,277    99,367     99,394
Advances from Federal Home
 Loan Bank                        12,126      11,954    14,114     14,147
Other borrowed money                 129         127       204        198

At March 31, 1998, the Bank had $21.6 million of off-balance sheet financial commitments. These commitments are to originate loans and unused consumer lines of credit and credit card lines. Since these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair market value.

Fair value estimates are made at a specific point in time, based on relevant market data and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale the Bank's entire holdings of a particular financial instrument. Because no active market exists for a significant portion of the Bank's financial instruments fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in any of these assumptions used in calculating fair value would also significantly affect the estimates.
Further, the fair value estimates were calculated as of March 31, 1998.

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

              SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                         STOCKHOLDERS INFORMATION

ANNUAL MEETING
The annual meeting of stockholders will be held at 2:00 p.m., Tuesday, July 21, 1998 at the University of South Carolina - Aiken, Business and Educational Building, Room 116, 171 University Parkway, Aiken, SC.

STOCK LISTING
The Company's stock is traded over the counter and is only sporadically traded.

PRICE RANGE OF COMMON STOCK
The table below shows the range of high and low bid prices as reported by the Robinson-Humphrey Company, Inc., located in Aiken, South Carolina. Those prices represent actual transactions and do not include retail markups, markdowns or commissions. The Robinson-Humphrey Company makes a market for the stock.

            Quarter Ending            High            Low
            --------------            ----            ---

               6-30-96               27.75           27.75
               9-30-96               29.00           29.00
              12-31-96               30.00           28.50
               3-31-97               31.00           29.00
               6-30-97               37.25           33.00
               9-30-97               44.01           37.62
              12-31-97               44.01           44.01
               3-31-98               44.01           44.01

As of March 31, 1998, the Company had approximately 277 stockholders and 421,060 outstanding shares of common stock.

DIVIDENDS
The first quarterly dividend on the stock was paid to stockholders on March 15, 1991. Dividends will be paid upon the determination of the Board of Directors that such payment is consistent with the long-term interest of the Company. The factors affecting this determination include the Company's current and projected earnings, operating results, financial condition, regulatory restrictions, future growth plans and other relevant factors. The Company declared and paid quarterly dividends of $0.05 per share during each of the fiscal years ended March 31, 1997 and $0.06 per share each quarter in the year ending March 31, 1998.

The ability of the Company to pay dividends depended primarily on the ability of the Bank to pay dividends to the Company. The Bank may not declare or pay cash dividend on its stock or repurchase shares of its stock if the offset thereof would be to cause its regulatory capital to be reduced below the amount required for the liquidation account or to meet applicable regulatory capital requirements. Pursuant to OTS regulations, Tier 1 associations, which are associations that before and after the proposed distribution meet or exceed their fully phased-in capital requirements, may make capital distributions during any calendar year equal to 100% of net income for the year-to-date plus 50% of the amount by which the associations total capital its fully phased-in capital requirement, as measured at the beginning of the capital year. However, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. The Bank is also required to give the OTS 30 days notice prior to the declaration of a dividend. Unlike the Bank, there is no regulatory restriction on the payment of dividends by the Company. However it is subject to the requirements of Delaware law which generally limit dividends to an amount equal to the excess of the corporation's net assets over paid-in capital; or if there is no such excess, to its net profits for the current and immediately proceeding fiscal year.

ANNUAL AND OTHER REPORTS
The Company is required to file an annual report on form 10-KSB for its fiscal year ended March 31, 1998, with the Securities and Exchange Commission.
Copies of the Form 10-KSB, annual report and the Holding Company's quarterly reports may be obtained by contacting:
Mrs. Ruth Vance
Security Federal Corporation            STOCKHOLDERS AND GENERAL INQUIRIES
1705 Whiskey Road, South                Mrs. Ruth Vance
Post Office Box 810                     Security Federal Corporation
Aiken, South Carolina 29802-0810        1705 Whiskey Road, South
803-641-3000                            Aiken, South Carolina 29802-0810
                                        803-641-3000

TRANSFER AGENT
Security Federal Corporation

1705 Whiskey Road South
Post Office Box 810
Aiken, South Carolina 29802-0810

SPECIAL COUNSEL
Breyer & Aguggia
1300 I Street, NW
Suite 470 East
Washington, DC 20005

INDEPENDENT AUDITORS
Elliott, Davis & Company, LLP
870 S. Pleasantburg Drive
Post Office Box 6286
Greenville, South Carolina 29606

                      SECURITY FEDERAL CORPORATION
BOARD OF DIRECTORS*
-----------------------------------------------------------------------------
T. Clifton Weeks
Chairman
Security Federal Corporation
Aiken, SC

Dr. Robert E. Alexander
Chancellor
University of South Carolina at Aiken
Aiken, SC

William Clyburn
Advisor for Community Alliances
Westinghouse Savannah River Company
Aiken, SC

Senator Thomas L. Moore
Owner, Boiler Efficiency
Clearwater, SC

Timothy W. Simmons
President/Chief Executive Officer
Security Federal Corporation
Aiken, SC

G. L. Toole, III
Attorney
Aiken, SC

Harry O. Weeks, Jr.
Hutson-Etherredge Companies
Aiken, SC

(Directors Emeriti)
Walter E. Brooker, Sr.
President, Brooker's Inc. (Retail Store)
Denmark, SC

Robert E. Johnson
Corporate Secretary
Attorney (Retired)
Aiken, SC

DENMARK ADVISORY BOARD**
-----------------------------------------------------------------------------
Walter E. Brooker, Sr.
President
Brookers's
Inc.
Denmark, SC

David Crum
Attorney
Crum, Crum and Crum
Denmark, SC

Jim Harrison
Owner
Jim Harrison Art Gallery
Denmark, SC

Claude E. McCain
President
H.C. McCain Agency Insurance
Denmark, SC

Rev. Isaiah Odom
Owner
Odom's Auto Sure Auto Parts
Denmark, SC

NORTH AUGUSTA ADVISORY BOARD**
-----------------------------------------------------------------------------
Richard Borden
Owner
Borden Pest Control
North Augusta, SC

Rev. G.L. Brightharp
G.L. Brightharp &
Sons Mortuary
North Augusta, SC

Helen Butler
Retired Banker
North Augusta, SC

Senator Thomas L. Moore
President
Boiler Efficiency, Inc.
Clearwater, SC

John Potter
Director of Finance
City of North Augusta
North Augusta, SC

WAGENER ADVISORY BOARD**
-----------------------------------------------------------------------------
M. Judson Busbee
Owner
Busbee Hardware
Wagener, SC

Kent G. Ingram
Owner & President
Garvin Oil Company
Wagener, SC

Mary Lybrand
Retired Banker
Wagener, SC

Joy T. Shealy
Asst Superintendent
Area 4 Schools
Wagener, SC

Richard H. Sumpter
Retired Educator
Wagener, SC

Allison H. Tyler, Jr.
Owner
Tyler Brothers Department Store
Wagener, SC

MIDLAND VALLEY ADVISORY BOARD**
-----------------------------------------------------------------------------
Charles Hilton
General Manager
Breezy Hill Water
& Sewer
Graniteville, SC

Rev. Nathaniel Irvin, Sr.
Pastor
Old Storm Branch
Baptist Church
Clearwater, SC

Gloria Bush Johnson
Consultant
Aiken, SC

Senator Thomas L. Moore
President
Boiler Efficiency, Inc.
Clearwater, SC

Rev. Dennis Phillips
Pastor
Christian Heritage Church
Graniteville, SC

Glenda K. Napier
Co-Owner Napier Funeral Home
Graniteville, SC

Carlton Shealy
Owner
C. Shealy Realty
Builders & Developers
North Augusta, SC

                        SECURITY FEDERAL CORPORATION

                     SECURITY FEDERAL BANK MANAGEMENT
-----------------------------------------------------------------------------
T. Clifton Weeks. . . .Chairman
Timothy W. Simmons. . .President and Chief Executive Officer
G.L. Toole, III . . . .Vice President
Robert E. Johnson . . .Corporate Secretary
Roy G. Lindburg . . . .Treasurer & Chief Financial Officer
Thomas Clark. . . . . .Senior Vice President/Loan Administration
Richard Garcia. . . . .Senior Vice President/Mtg Lending/Marketing
Floyd Blackmon. . . . .Vice President/Operations/Deposit Administration
Sandy Bartlett. . . . .Vice President/Human Resources
Kathi Carr. . . . . . .Vice President/Mortgage Loan Operations
Carol McCleskey . . . .Vice President/Banking Center Coordinator
Harley Henkes . . . . .Internal Auditor/Compliance and Security Officer
Margaret Hurt . . . . .Manager/Accounting

Frank M. Thomas . . . .Vice President/Bus. Development/Commercial Loans
Rodney Ingle. . . . . .Vice President/Bus. Development/Commercial Loans
Ruth Vance. . . . . . .Assistant Secretary/Assistant Vice President
Al McKay*** . . . . . .Vice President/Financial Advisor
Greg Warfield . . . . .Vice President/Mortgage Loan Originator
Deborah Vermillion. . .Vice President/Single Family Mortgage Lending
Joseph Taylor . . . . .Manager/Information Services
Marianne Harden . . . .Asst Vice President/Secondary Marketing/Prod Support
Carolyn Anderson. . . .Assistant Vice President/Operations
Teresa Teuton . . . . .Assistant Vice President/Loan Support
Ann Johnson . . . . . .Assistant Vice President/Purchasing/Equipment Maint.
Gabriele Dukes. . . . .Assistant Vice President/Credit Counseling


WHISKEY ROAD OFFICE
-------------------

Kathy Williamson. . .Manager

DENMARK OFFICE
---------------
Lee Hutto. . .Manager

NORTH AUGUSTA OFFICE
--------------------
Vicky Moseley. . .Manager

LAURENS STREET OFFICE
---------------------
Patricia Moseley. . .AVP/Manager

CLEARWATER OFFICE
-----------------
Gail Dotson. . .AVP/Manager

WAGENER OFFICE
--------------
Connie Jeffcoat. . .Manager

RICHLAND AVENUE OFFICE
----------------------
Rhonda Morris. . .Manager

LANGLEY OFFICE
--------------
Pat Guglieri. . .AVP/Manager

WAL*MART OFFICE
---------------
Renee W. Williams. . .Manager

GRANITEVILLE OFFICE
-------------------
Elsie Dicks. . .AVP/Manager

  * Security Federal Corporation, Security Federal Bank and Security Financial Services Corporation
 ** Security Federal Bank
*** Security Financial Services Corporation

                            Exhibit 21

                  Subsidiaries of the Registrant




                                                 State of         Percentage
Parent                          Subsidiary       Incorporation    of Ownership
------                          ----------       -------------    ------------

Security Federal Corporation    Security Federal United States        100%
                                Bank

Security Federal Bank           Security         South Carolina       100%
                                 Financial
                                 Services
                                 Corporation

                            Exhibit 23

                 Consent of Elliott, Davis & Company, LLP

             [Letterhead of Elliott, Davis & Company, LLP]


                  INDEPENDENT AUDITORS' CONSENT


Board of Directors
Security Federal Corporation:

We consent to incorporation by reference in the Registration Statement No. 33-80008 on Form S-8 of our report dated June 5, 1998, relating to the consolidated balance sheet of Security Federal Corporation and subsidiary (the "Company") as of March 31, 1998 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended, which report appears in the March 31, 1998 annual report on Form 10-KSB of the Company.

                                  /s/Elliott, Davis & Company, LLP

Elliott, Davis & Company, LLP
Greenville, South Carolina
June 26, 1998

                            Exhibit 27

                     Financial Data Schedule

     This schedule contains financial information extracted from the consolidated financial statements of Security Federal Corporation for the year ended March 31, 1998 and is qualified in its entirety by reference to such financial statements. (Dollars in Thousands, except for earnings per share.)

              Financial Data
              as of or for the year
Item Number   ended March 31, 1998     Item Description
-----------   --------------------     ----------------

9-03(1)             4,659              Cash and due from the Banks
9-03(2)                 0              Interest-bearing deposits
9-03(3)                 0              Federal funds sold - purchased
                                        securities for resale
9-03(4)                 0              Trading account assets
9-03(6)            54,597              Investment and mortgage backed
                                        securities held for sale
9-03(6)             8,216              Investment and mortgage backed
                                        securities held to
                                        maturity - carrying value
9-03(6)             8,297              Investment and mortgage backed
                                        securities held to
                                        maturity - market value
9-03(7)           137,724              Loans
9-03(7)(2)          1,512              Allowance for losses
9-03(11)          215,512              Total assets
9-03(12)          181,786              Deposits
9-03(13)            5,570              Short-term borrowings
9-03(15)            3,395              Other liabilities
9-03(16)            6,685              Long-term debt
9-03(19)                0              Preferred stock - mandatory
                                        redemption
9-03(20)                0              Preferred stock - no mandatory
                                        redemption
9-03(21)            4,002              Common stocks
9-03(22)           14,074              Other stockholders' equity
9-03(23)          215,512              Total liabilities and stockholders'
                                        equity
9-04(1)            13,125              Interest and fees on loans
9-04(2)             3,424              Interest and dividends on
                                        investments
9-04(4)                69              Other interest income
9-04(5)            16,618              Total interest income
9-04(6)             6,751              Interest on deposits
9-04(9)             8,001              Total interest expense
9-04(10)            8,617              Net interest income
9-04(11)              780              Provision for loan losses
9-04(13)(h)            15              Investment securities gains/(losses)
9-04(14)            7,220              Other expenses
9-04(15)            2,621              Income/loss before income tax
9-04(17)            2,621              Income/loss before extraordinary
                                        items
9-04(18)                0              Extraordinary items, less tax
9-04(19)                0              Cumulative change in accounting
                                        principles
9-04(20)            1,713              Net income or loss
9-04(21)             4.09              Earnings per share - primary
9-04(21)             4.07              Earnings per share - fully diluted
I.B.5                 836              Net yield - interest earning assets
                                        - actual
III.C.1.(a)         2,034              Loans on non-accrual

III.C.1.(b)             0              Accruing loans past due 90 days or more
III.C.2.(c)           763              Troubled debt restructuring
III.C.2               109              Potential problem loans
IV.A.1              1,768              Allowance for loan loss - beginning of
                                        period
IV.A.2              1,293              Total chargeoffs
IV.A.3                257              Total recoveries
IV.A.4              1,512              Allowance for loan loss - end of period
IV.B.1              1,512              Loan loss allowance to allocated to
                                        domestic loans
IV.B.2                  0              Loan loss allowance to foreign loans
IV.B.3              1,512              Loan loss allowance - unallocated

                              Exhibit 99

                     Report of KPMG Peat Marwick LLP

                         [Letterhead of KPMG Peat Marwick]

                        Independent Auditors' Report


The Board of Directors
Security Federal Corporation:

We have audited the consolidated balance sheet of Security Federal Corporation and Subsidiary (the "Company") as of March 31, 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the two-year period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 1997, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 1997 in conformity with generally accepted accounting principles.


/s/KPMG PEAT MARWICK LLP
------------------------
KPMG PEAT MARWICK LLP

Greenville, South Carolina
May 9, 1997