Form 10QSB
period 1998-06-30
SECURITY FEDERAL CORPORATION
filed 1998-08-10
CIK 818677

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                Form 10 - QSB

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

            Common Stock                         June 30, 1998

            $0.01 Par Value                         421,060

                                    INDEX

                         SECURITY FEDERAL CORPORATION

PART I - FINANCIAL INFORMATION (UNAUDITED)                 PAGE

Item 1.  Financial Statements (Unaudited):

       Consolidated Balance Sheets                            2

       Consolidated Statements of Income                    3-4

       Consolidated Statements of Comprehensive Income        4

       Consolidated Statement of Shareholders' Equity         5

       Consolidated Statements of Cash Flows                6-7

       Notes to Consolidated Financial Statements          8-11

Item 2.  Management's Discussion and Analysis
       Financial Condition and Results of Operations      12-15

PART II. OTHER INFORMATION

       Other Information                                     16

       Signatures                                            17

                              SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                            JUNE 30, 1998   MARCH 31, 1998
                                            -------------   --------------
ASSETS
Cash and cash equivalents                   $  6,066,754     $  4,658,681
Investment and mortgage-backed securities:
   Available for sale: (Amortized cost of     61,067,688       54,597,270
   $60,957,050 at June 30, 1998 and
   $54,475,231 at March 31, 1998)
   Held to maturity: (Fair value of            8,050,196        8,215,833
    $8,138,302 at June 30, 1998 and
    $8,297,204 at March 31, 1998)
Loans receivable net:
   Held for sale                               1,079,267        1,232,181
   Held for investment: (Net of              136,187,153      136,492,252
    allowance of $1,555,598 at June 30,     ------------     ------------
    1998 and $1,512,038 at March 31, 1998)
                                            $137,266,420     $137,724,433
                                            ------------     ------------
Accrued interest receivable:
    Loans                                        679,360          736,201
    Mortgage-backed securities                    54,302           35,694
    Investments                                  774,533          761,405
Premises and equipment, net                    3,802,824        3,827,760
Federal Home Loan Bank stock, at cost          1,348,600        1,348,600
Real estate acquired in settlement of loans      179,901          165,170
Real estate held for development and sale        503,194          623,779
Other assets                                   3,301,255        2,817,090
                                            ------------     ------------
TOTAL ASSETS                                 223,095,027      215,511,916
                                            ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
    Deposit accounts                        $183,190,768     $181,785,948
    Advances from Federal Home Loan Bank      17,543,000       12,126,000
    Other borrowed money                         115,919          128,933
    Advance payments by borrowers
     for taxes and insurance                     271,925          266,128
    Other liabilities                          3,489,778        3,128,866
                                            ------------     ------------
TOTAL LIABILITIES                            204,611,390      197,435,875
                                            ------------     ------------
STOCKHOLDERS' EQUITY:
    Serial preferred stock, $.01 par
     value; authorized shares - 200,000
     issued and outstanding, none Common
     stock, $.01 par value; authorized
     shares 1,000,000 issued and out-
     standing shares, 421,060 at June 30,
     1998 and 421,060 at March 31, 1998            4,211           4,211
     Additional paid-in capital                3,997,943       3,997,943
     Unrealized net gain on securities            53,175          75,713
      available for sale, net of income taxes
     Retained earnings, substantially
      restricted                              14,428,308      13,998,174
                                            ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                    18,483,637      18,076,041
                                            ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $223,095,027    $215,511,916
                                            ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                         JUNE 30,
                                                         --------
                                                      1998          1997
                                                      ----          ----
Interest income:
  Loans                                      $     3,031,855  $   3,224,504
  Mortgage-backed securities                         102,843         84,497
  Investment securities                            1,081,186        636,371
  Other                                               27,852         18,543
                                             ---------------  -------------
       Total interest income                       4,243,736      3,963,915
                                             ---------------  -------------
Interest expense:
   NOW and money market accounts                     442,565        205,325
   Passbook accounts                                  74,616         75,992
   Certificate accounts                            1,279,967      1,244,575
   Advances and other borrowed money                 278,856        254,865
                                             ---------------  -------------
       Total interest expense                      2,076,004      1,780,757
                                             ---------------  -------------
Net interest income                                2,167,732      2,183,158
Provision for loan losses                            150,000        150,000
                                             ---------------  -------------
Net interest income after provision for
   Loan losses                                     2,017,732      2,033,158
                                             ---------------  -------------
Other income:
   Gain on sale of loans                              98,463         30,130
   Loan servicing fees                                82,442         83,347
   Service fees on deposit accounts                  202,475        196,296
   Income from real estate operations                 67,078         30,040
   Other                                             144,278         80,717
                                             ---------------  -------------
       Total other income                            594,736        420,530
                                             ---------------  -------------
General and administrative expenses:
   Salaries and employee benefits                    975,136        896,826
   Occupancy                                         117,361        112,386
   Advertising                                       100,494         78,771
   Depreciation and maintenance of equipment         193,510        157,580
   FDIC insurance premiums                            19,662         19,434
   Amortization of intangibles                       116,310        116,310
   Other                                             393,711        411,406
                                             ---------------  -------------
   Total general and administrative expenses       1,916,184      1,792,713
                                             ---------------  -------------

                                                                 (Continued)

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                         JUNE 30,
                                                         --------
                                                      1998          1997
                                                      ----          ----

Income before income taxes                           696,284        660,975
Provision for income taxes                           240,886        239,547
                                             ---------------  -------------
Net income                                   $       455,398  $     421,428
                                             ===============  =============
Basic net income per common share            $          1.08  $        1.01
                                             ===============  =============
Diluted net income per common share          $          1.08  $        1.00
                                             ===============  =============
Cash dividend per share on common stock      $          0.06  $        0.06
                                             ===============  =============
Basic weighted average shares outstanding            421,060        417,122
                                             ===============  =============
Diluted weighted average shares outstanding          422,493        420,320
                                             ===============  =============


                    SECURITY FEDERAL CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                         JUNE 30,
                                                         --------
                                                      1998          1997
                                                      ----          ----

Net Income                                   $      455,398   $     421,428
Other comprehensive Income, net of tax
  Unrealized gains (losses) on securities:
   Unrealized holding gains (losses)
    during the period                               (25,264)        119,836
                                             --------------   -------------
Net Comprehensive Income                     $      430,134   $     541,264
                                             ==============   =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                    (UNAUDITED)

                                          UNREALIZED
                                          NET GAIN
                                ADDI-     (LOSS) ON
                                TIONAL    SECURITIES
                      COMMON    PAID-IN   AVAILABLE   RETAINED
                      STOCK     CAPITAL   FOR SALE    EARNINGS      TOTAL
                      -------------------------------------------------------
Beginning balance
March 31, 1998        $ 4,211  $3,997,943  $ 75,713  $13,998,174  $18,076,041

Net income              -----       -----      -----     455,398     455,398

Cash dividend           -----       -----      -----     (25,264)    (25,264)

Exercise of stock       -----       -----      -----       -----       -----
 options

Decrease in unrealized  -----       -----    (22,538)      -----     (22,538)
 net gain on securities
 available for sale, net
 of tax               -------------------------------------------------------

  Ending balance
  June 30, 1998       $ 4,211  $3,997,943  $ 53,175  $14,428,308  $18,483,637
                      =======================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                                 JUNE 30,
                                                                 -------
                                                          1998        1997
                                                          ----        ----
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                        $   455,398  $   421,428
  Adjustments to reconcile net income to net
  Cash provided by operating activities:
     Depreciation expense                               153,131      135,376
     Amortization of purchase accounting adjustments    116,310      116,310
     Discount accretion and premium amortization        (12,531)         310
     Provisions for losses on loans and real estate     150,000      150,000
     Gain on sale of investments                              0            0
     Gain on sale of loans                              (98,463)     (30,130)
     Gain on sale of real estate                        (83,991)     (30,040)
     Amortization of deferred fees on loans             (65,374)     (24,275)
     Proceeds from sale of loans held for sale        5,346,772    1,207,520
     Origination of loans for sale                   (5,095,395)  (1,480,210)
     (Increase) decrease in accrued interest
        receivable:
             Loans                                       56,841        2,733
             Mortgage-backed securities                 (18,608)       1,164
             Investments                                (13,128)    (127,935)
     Increase (decrease)  in advance payments by
       borrowers                                          5,797       47,035
     Other, net                                        (225,773)     217,407
                                                    -----------  -----------
 NET CASH PROVIDED BY OPERATING ACTIVITIES          $   670,986  $   606,693
                                                    -----------  -----------
  CASH FLOWS FROM INVESTING ACTIVITIES
  Principal repayments on mortgage-backed securities
    held to maturity                                    169,711       96,289
  Principal repayments on mortgage-backed securities
    available for sale                                   67,105            0
  Purchase of investment securities available for
   sale                                              (7,999,375)  (7,420,157)
  Purchase of mortgage-backed securities available
    for sale                                         (4,201,289)           0
  Maturities of investment securities available for
    sale                                              5,635,270    2,000,000
  Maturities of investment securities held to
   maturity                                                   0    1,500,000
  Purchase of FHLB Stock                                      0     (156,600)
  Decrease in loans to customers                         40,572    1,567,967
  Investment in real estate held for development       (168,647)     (61,408)
  Proceeds from sale of real estate held for
    development                                         356,310      189,906
  Proceeds from sale of real estate acquired through
    foreclosure                                         182,083       22,033
  Purchase of premises and equipment                   (128,195)    (155,770)
                                                    -----------  -----------
  NET CASH USED BY INVESTING ACTIVITIES             $(6,046,455) $(2,417,740)
                                                    -----------  -----------
                                                                  (Continued)

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

(Continued)
                                                          THREE MONTHS ENDED
                                                                 JUNE 30,
                                                                 -------
                                                          1998        1997
                                                          ----        ----
  CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase (decrease)  in deposit accounts     $  1,404,820  $(2,895,414)
      Proceeds from FHLB advances                    25,650,000   13,570,000
      Repayment of FHLB advances                    (20,233,000)  (9,638,000)
      Repayment of other borrowings                     (13,014)     (18,452)
      Dividends to shareholders                         (25,264)     (25,027)
                                                   ------------  -----------
  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES $  6,783,542  $   993,107
                                                   ------------  -----------
  Net increase(decrease) in cash and cash
   equivalents                                        1,408,073     (817,940)
  Cash and cash equivalents at beginning of period    4,658,681    7,903,637
                                                   ------------  -----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD       $  6,066,754  $ 7,085,697
                                                   ============  ===========

  Supplemental disclosure of cash flow information:
    Cash paid during the period for :
          Interest                                 $  1,882,941  $ 1,538,426
          Income taxes                             $     16,936  $    95,000
      Additions to real estate acquired through
        foreclosure                                $    179,901  $    67,236
      Increase(decrease) in unrealized net gain
        on securities available for sale, net of
        taxes                                      $    (25,264) $   119,836

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with general accepted accounting principles. Such statements are unaudited but, in the opinionof management, reflect all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial statements. The results of operations for the three month period ended June 30, 1998 are not necessarily indicative of the results, which may be expected for the entire fiscal year.

2.    PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of Security Federal Corporation (the "Company") and its wholly owned subsidiary, Security Federal Bank (the "Bank"), and its wholly owned subsidiary Security Financial Services Corporation ("SFSC"). SFSC engages primarily in investment brokerage services. Also included in consolidation is a real estate partnership, which the Company purchased from SFSC in December 1995 at fair market value.

3.    LOANS RECEIVABLE, NET

Loans receivable, net, at June 30, 1998 and March 31, 1998, consisted of the following:

Loans held for sale were $1,079,267 and $1,232,181 at June 30, 1998 and March 31, 1998 respectively.

Loans held for investment:               June 30, 1998         March 31, 1998
                                         -------------         --------------

Residential real estate                  $  47,223,650         $   46,450,206
Consumer                                    44,847,685             46,499,200
Commercial real estate                       3,840,886              3,955,462
Commercial business                         45,149,198             44,500,079
                                         -------------         --------------
                                         $ 141,061,419         $  141,404,947
                                         =============         ==============
Less:
Allowance for possible loan loss         $   1,555,598         $    1,512,038
Loans in process                             3,142,163              3,175,684
Deferred loan fees                             176,505                224,973
                                         -------------         --------------
                                             4,874,266              4,912,695
                                         -------------         --------------
                                         $ 136,187,153         $  136,492,252
                                         =============         ==============

The following is a reconciliation of the allowance for possible loan losses for the three months ending:

                                         June 30, 1998         June 30, 1997
                                         -------------         -------------
Beginning balance                        $  1,512,038          $  1,767,483
Provision                                     150,000               150,000
Charge-offs                                  (115,271)              (59,683)
Recoveries                                      8,831                30,263
                                         ------------          ------------
Ending balance                           $  1,555,598          $  1,888,063
                                         ============          ============

                                       8
PAGE

                   SECURITY FEDERAL CORPORATION AND SUBSIDIARY

4.    SECURITIES

INVESTMENT AND MORTGAGE-BACKED SECURITIES, HELD TO MATURITY
-----------------------------------------------------------

The amortized cost, gross unrealized gains gross unrealized losses and fair values of investment and mortgage-backed securities held to maturity are as follows:

JUNE 30, 1998
-------------
                                           Gross      Gross
                              Amortized    Unrealized Unrealized  Fair
                              Cost         Gains      Losses      Value
                              -----------  ---------  ---------  -----------
US Government and agency
 Obligations                  $ 3,867,909  $  21,720  $   1,780  $ 3,887,849

Mortgage-backed securities      4,182,287     68,603        437    4,250,453
                              -----------  ---------  ---------  -----------
     Total                    $ 8,050,196  $  90,323  $   2,217  $ 8,138,302
                              ===========  =========  =========  ===========


MARCH 31, 1998
--------------
                                           Gross      Gross
                              Amortized    Unrealized Unrealized  Fair
                              Cost         Gains      Losses      Value
                              -----------  ---------  ---------  -----------
US Government and agency
Obligations                   $ 3,863,910  $  20,664  $  10,320  $ 3,874,254

Mortgage-backed securities      4,351,923     71,492        465    4,422,950
                              -----------  ---------  ---------  -----------
     Total                    $ 8,215,833  $  92,156  $  10,785  $ 8,297,204
                              ===========  =========  =========  ===========


INVESTMENT AND MORTGAGE-BACKED SECURITIES, AVAILABLE FOR SALE
-------------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment and mortgage-backed securities available for sale are as follows:

JUNE 30, 1998
-------------
                                           Gross      Gross
                              Amortized    Unrealized Unrealized  Fair
                              Cost         Gains      Losses      Value
                              -----------  ---------  ---------  -----------
US Government and
agency Obligations            $56,824,710  $ 204,748  $  84,691  $56,944,767

Mortgage-backed securities      4,132,340          0      9,419    4,122,921
                              -----------  ---------  ---------  -----------
     Total                    $60,957,050  $ 204,748  $  94,110  $61,067,688
                              ===========  =========  =========  ===========

                                       9
PAGE

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARY

-------------------------------------------------------------------------

MARCH 31, 1998
--------------
                                           Gross      Gross
                              Amortized    Unrealized Unrealized  Fair
                              Cost         Gains      Losses      Value
                              -----------  ---------  ---------  -----------
US Government and agency
Obligations                   $54,475,231  $ 189,603  $   67,564  $54,597,270
Mortgage-backed securities              0          0           0            0
                              -----------  ---------  ----------  -----------
     Total                    $54,475,231  $ 189,603  $   67,564  $54,597,270
                              ===========  =========  ==========  ===========
5.    DEPOSITS

A summary of deposit accounts by type with weighted average rates are as follows:

                                         June 30, 1998        March 31, 1998
                                     -------------------   -------------------
Demand Accounts:                         Balance   Rate       Balance   Rate
                                         -------   ----       -------   ----
Checking                             $ 48,687,955  1.17%   $ 47,414,160  1.09%
Money Market                           28,622,649  4.62%     27,902,091  4.67%
Regular Savings                        11,976,665  2.46%     12,328,146  2.44%
                                     ------------  ----    ------------  ----
Total demand accounts                $ 89,287,269  2.74%   $ 87,644,397  2.42%
                                     ------------  ----    ------------  ----
Certificate Accounts:
   0 - 4.99%                         $  2,996,711          $  3,086,511
5.00 - 6.99%                           90,824,060            90,919,998
7.00 - 8.99%                               82,728               135,042
                                     ------------          ------------
Total certificate accounts             93,903,499  5.50%     94,141,551  5.50%
                                     ------------  ----    ------------  ----
Total deposit accounts               $183,190,768  4.15%   $181,785,948  4.02%
                                     ============  ----    ============  ----

6.    FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank Advances are summarized by year of maturity and weighted average interest rate in the table below:

Fiscal Year Due                          June 30, 1998        March 31, 1998
---------------                      -------------------   -------------------
                                        Balance    Rate       Balance    Rate
                                        -------    ----       -------    ----
  1999                               $  5,925,000  6.04%   $  5,490,000  6.06%
  2000                                    528,000  8.70%        528,000  8.70%
  2001                                  5,856,000  5.99%        856,000  8.75%
  2002                                          0     0%              0     0%
thereafter                              5,234,000  5.79%      5,252,000  5.80%
                                     ------------  ----    ------------  ----
                                     $ 17,543,000  6.03%   $ 12,126,000  6.25%
                                     ============  ----    ============  ----

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARY

7.    REGULATORY MATTERS

The following table reconciles the Bank's stockholders' equity to its various regulatory capital positions:
                              (Dollars in thousands)

                                           June 30, 1998      March 31, 1998
                                           -------------     ---------------

Bank's Stockholders' Equity                  $   17,712       $    17,294
Unrealized loss (gain) on available for
 sale securities, net of tax                        (53)              (76)
Reduction for goodwill and other
 intangibles                                     (1,930)           (2,046)
                                             ----------       -----------
Tangible capital                                 15,729            15,172
Qualifying core deposits and
 intangible assets                                  757               789
                                             ----------       -----------
Core capital                                     16,486            15,961
Supplemental capital                              1,556             1,512
                                             ----------       -----------
Risk-based capital                           $   18,042       $    17,473
                                             ==========       ===========


The following table compares the Bank's capital levels relative to the applicable regulatory requirements at June 30, 1998. (Dollars in thousands)

                  Amount    Percent             Actual            Excess
                  Required  Required   Amount   Percent  Excess   Percent
                  --------  --------   ------   -------  ------   -------
Tangible capital  $ 4,412     2.0%     $15,729   7.13%   $11,317   5.13%
Tier 1 Leverage     8,854     4.0%      16,486   7.45%     7,632   3.45%
(Core) capital
Total Risk-based   11,134     8.0%      18,042   12.96%    6,908   4.96%
capital
Tier 1 Risk-based   5,567     4.0%      16,486   11.85%   10,919   7.85%
(Core) capital

   The Bank's regulatory capital amounts and ratios are as follow as of the date indicated:
                                                                To Be Well
                                               For Capital   Capitalized Under
                                               Adequacy      Prompt Corrective
                            Actual             Purposes      Action Provisions
                            ------             --------      -----------------
                         Amount   Ratio      Amount   Ratio   Amount    Ratio
------------------------------------------------------------------------------
(Dollars in thousands)

June 30, 1998

Tier 1 Risk-based Core
 Capital                 $16,486   11.9%    $5,567    4.0%    $8,351     6.0%

Risk-based Capital        18,042   13.0      11,134    8.0    13,918     10.0
(to risk weighted
 assets)
Core Capital              16,486    7.5       8,854    4.0    11,068      5.0
(to adjusted tangible
 assets)
Tangible Capital          15,729    7.1       4,412    2.0    11,030      5.0
(to tangible assets)

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CHANGES IN FINANCIAL CONDITION

Total assets of the Company increased $7.6 million or 3.5% during the three months ended June 30, 1998, primarily due to an increase of $6.3 million in investment securities and a $1.4 million increase in cash and cash equivalents offset partially by a $458,000 decrease in total net loans receivable.

Real estate acquired in settlement of loans (REO) increased slightly by $15,000 while real estate acquired for development decreased $121,000 during the three-month period due to sales of real estate.

Deposits increased $1.4 million or 0.8% during the three months ended of June 1998 as Federal Home Loan Bank (FHLB) advances grew $5.4 million to fund the Company's 3.5% growth in assets.

The Board of Directors declared the thirtieth consecutive quarterly dividend of $.06 per share in May 1998, which totaled $25,000. Unrealized net gains on securities available for sale decreased $23,000 during the three months ended June 30, 1998. Net income for the quarter was $455,000 for the Company. These items combined to increase the stockholders' equity by $408,000 or 2.3% during the three months ended June 30, 1998 and raised book value per share to $43.90 compared to $42.93 at March 31, 1998.

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

Loan repayments and maturities of investments are a significant source of funds, whereas loan disbursements are a primary use of the Bank's funds. During the three months ended June 30, 1998, loan repayments exceeded loan disbursements resulting in a $ 458,000 or 0.3% decrease in total net loan receivable.

Deposits and other borrowings are also an important source of funds for the Bank. During the three months ended June 30, 1998, deposits increased $1.4 million while FHLB advances increased $5.4 million. At June 30, 1998, Security Federal had $66.4 million of certificates of deposit maturing within one year. Based on previous experience, a major portion of these certificates are expected to be renewed.

Liquidity resources at June 30, 1998 are sufficient to meet outstanding mortgage loan commitments of $1.2 million and unused lines of credit of $20.9 million. Management believes that the Bank's liquidity needs will continue to be supported by the Bank's deposit base and borrowing capacity.

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

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Enterprises are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position. Statement 130 is effective for both interim and annual periods beginning after December 15, 1997. Earlier application is permitted. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement. The Company adopted Statement 130 effective June 30, 1998 in the Company's Form 10-QSB.

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

In April 1998, the FASB issued SFAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The new Statement revises the required disclosures for employee benefit plans, but it does not change the measurement or recognition of such plans. While the new standard requires some additional information about benefit plans, it helps preparers of financial statements by eliminating certain disclosures and by standardizing the disclosures for pensions and other postretirement benefits to the extent practicable.SFAS 132 supercedes the disclosure requirements in SFAS 87, Employers' Accounting for Pensions, SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions. The new disclosures are effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 132 will not have an impact on the financial statements of the Company due to the disclosure only requirements.

In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instrument and Hedging Activities. All derivatives are to be measured at fair value and recognized in the statement of financial position as assets or liabilities. The statement is effective for fiscal years and quarters beginning after June 15, 1999. Because the Company has limited use of derivative transactions at this time, management does not expect that this standard would have a significant effect on the Company.

In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), which provided guidance as to when it is or is not appropriate to capitalize the cost of software developed or obtained for internal uses. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 with early adoption encouraged. The Company does not anticipate that adoption of SOP 98-1 will have a material effect on its financial statements.

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

RESULTS OF OPERATIONS
---------------------
NET INCOME

Security Federal Corporation's net income increased $34,000 or 8.1%, to $455,000 for the three months ended June 30, 1998, compared to the same period in 1997 primarily due to an increase in gain on sale of loans and other income, offset partially by an increase in general and administrative expenses.

NET INTEREST INCOME

Net interest income decreased $15,000 or 0.8% during the three months ended June 30, 1998, compared to the same period in 1997 due primarily to an increase in total interest expense offset partially by an increase in interest income on investments.

Interest income on loans decreased $193,000 or 6.0% during the quarter due to lower average total outstanding loan balances. Investment, mortgage-backed, and other securities interest income increased $472,000 during the three months ended June 30, 1998, compared to the same period one year ago due to higher average investment balances and a higher yield on the overall investment portfolio. Total interest income increased $280,000 or 7.1% during the quarter.

Total interest expense increased $295,000 or 16.6% during the three month period. Interest expense on deposits increased $271,000 or 17.8% due to a higher cost of funds on deposits and a higher overall average deposit balance during the quarter ended June 30, 1998. Advances and other borrowings' interest expense increased $24,000 during the three months ended June 30, 1998, compared to the same period in 1997 due to a slightly higher total average outstanding borrowings. The cost of advances and other borrowings has been relatively stable during the past twelve months.

PROVISION FOR LOAN LOSSES

Security Federal's provision for loan losses remained the same at $150,000 for both three month periods ended June 30 in 1998 and 1997. During the three months ended June 30, 1998, net charge-offs were $106,000 compared to $29,000 for the three months ended June 30, 1997. The Bank ceases to accrue interest on any loan 90 days or more delinquent. Non-accrual loans at June 30, 1998 were $2.0 million and also $2.0 million at March 31, 1998. The allowance for loan losses as a percentage of total loans was 1.12% at June 30, 1998 and 1.09% at March 31, 1998. Future additions to the Bank's allowance for loan losses are dependent on, among other things, the performance of the Bank's loan portfolio, changes in real estate values, interest rates, and the economy.

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OTHER INCOME

Total other income increased $174,000 or 41.4% during the three ended June 30, 1998 compared to the same period one year earlier. Gain on sale of loans increased $68,000 while loan servicing fees decreased $1,000 during the period. Service fees on deposit accounts increased $6,000 or 3.2%. Income from real estate operations increased $37,000due to increased sales of real estate during the three months ended June 30, 1998 compared to the 1997 period. Other miscellaneous income, which consists of credit life insurance commissions, gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions through Security Financial Services and other miscellaneous fees, increased $64,000 due to increased activity in Security Financial during the June 1998 three month period.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $123,000 or 6.9% due mainly to increases in compensation and benefits, advertising, and depreciation and maintenance of equipment expenses.

Compensation and employee benefits increased $78,000 or 8.7% due to normal annual salary increases and the addition of four new positions created by the Bank to handle increased retail activity, assist with marketing, and to improve operating efficiencies, add technical expertise, and provide Year 2000 compliance. Occupancy expense increased $5,000 during the June 1998 quarter. Advertising increased $22,000 during the three months ended June 30,1998 due to increased media advertising to promote the Bank's money market account. Depreciation and maintenance of equipment expense increased $36,000 during the quarter as a result of bringing data processing back in-house. FDIC insurance premiums remained nearly the same at $20,000 in 1998 and $19,000 in 1997 period. Amortization of intangibles arising due to branch acquisitions in October 1993, were $116,000 in both the December 1996 and 1997 quarters. Other expenses, encompassing legal, professional and consulting expense, stationary and office supplies, and other miscellaneous expenses decreased $18,000 during the three months ended June 30, 1998 compared to the same period one year ago.

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

Item 2 Changes in Securities and Use of Proceeds
       -----------------------------------------
       Not applicable.

Item 3 Defaults upon Senior Securities
       -------------------------------
       None

Item 4 Submission of Matters to a Vote of Security Holders
       ---------------------------------------------------
       None

Item 5 Other Information
       -----------------
       None

Item 6 Exhibits and Reports on Form 8-K
       --------------------------------
       No reports on Form 8-K were filed during the period under report.

       Exhibits:

       3.1    Articles of Incorporation and amendments thereto **
       3.2    Bylaws **
       4      Instruments defining the rights of security holders,
              including indentures *
       10     Executive Compensation Plans and Arrangements:
                       Salary Continuation Agreements **
                       Amendment One to Salary Continuation Agreements *** Stock Option Plan **
                       Incentive Compensation Plan **
       27     Financial Data Schedule

   * Filed on August 12, 1987, as an exhibit to the Company's Form 8-A registration statement pursuant to Section 12(g) of the Securities Exchange Act of 1934 or as a part of reports filed pursuant to Section 13 of such Act

   ** Filed on June 28, 1993, as an exhibit to the Company's Annual Report on Form 10-KSB pursuant to Section 12(g) of the Securities Exchange Act of 1934. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

   *** Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 pursuant to Section 12(g) of the Securities Exchange Act of 1934. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

                                       16
PAGE

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARY

                                    SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.



                                    Security Federal Corporation



Date: August 10, 1998               By: /s/ Roy G. Lindburg
      ----------------------            --------------------------------
                                        Roy G. Lindburg
                                        Treasurer/CFO
                                        Duly Authorized Representative