Form 10QSB
period 1998-09-30
SECURITY FEDERAL CORPORATION
filed 1998-11-16
CIK 818677

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                Form 10 - QSB

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

                       Commission file number: 0-16120

                         SECURITY FEDERAL CORPORATION

           South Carolina                            57-0858504
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

            Common Stock                         September 30, 1998

            $0.01 Par Value                         421,060

                                    INDEX

                         SECURITY FEDERAL CORPORATION

PART I - FINANCIAL INFORMATION (UNAUDITED)           PAGE

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets                          2

         Consolidated Statements of Income                  3-6

         Consolidated Statement of Shareholders' Equity       7

         Consolidated Statements of Cash Flows              8-9

         Notes to Consolidated Financial Statements       10-13

Item 2.  Management's Discussion and Analysis
          Financial Condition and Results of Operations   14-17

PART II. OTHER INFORMATION

         Other Information                                18-19

         Signatures                                          20

                              SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

                  SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                        SEPTEMBER 30, 1998     MARCH 31, 1998
                                        ------------------     --------------
ASSETS
Cash and cash equivalents                 $   5,511,899        $   4,658,681
Investment and mortgage-backed
  securities:
  Available for sale: (Amortized cost
   of $62,305,640 at September 30,           62,770,540           54,597,270
   1998 and $54,475,231 at March 31,
   1998)
  Held to maturity: (Fair value of
   $5,965,899 at September 30, 1998 and       5,870,290            8,215,833
   $8,297,204 at March 31, 1998)
Loans receivable net:
  Held for sale                              1,734,103             1,232,181
  Held for investment: (Net of allowance
   of $1,577,561 at September 30, 1998     141,498,982           136,492,252
   and $1,512,038 at March 31, 1998)
                                         -------------         -------------
                                         $ 143,233,085         $ 137,724,433
                                         -------------         -------------
Accrued interest receivable:
  Loans                                        698,012               736,201
  Mortgage-backed securities                    56,471                35,694
  Investments                                  779,166               761,405
Premises and equipment, net                  4,015,028             3,827,760
Federal Home Loan Bank stock, at cost        1,259,200             1,348,600


Real estate acquired in settlement of loans    347,335               165,170
Real estate held for development and sale      590,541               623,779
Other assets                                 3,176,832             2,817,090
                                         -------------         -------------
TOTAL ASSETS                               228,308,399           215,511,916
                                         =============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Deposit accounts                       $ 188,613,657         $ 181,785,948
  Advances from Federal Home Loan Bank      15,958,000            12,126,000
  Other borrowed money                         224,939               128,933
  Advance payments by borrowers
   for taxes and insurance                     388,168               266,128
  Other liabilities                          4,054,723             3,128,866
                                         -------------         -------------
TOTAL LIABILITIES                          209,239,487           197,435,875
                                         -------------         -------------
STOCKHOLDERS' EQUITY:
  Serial preferred stock, $.01 par value;
   authorized shares - 200,000 issued and
   outstanding, none
  Common stock, $.01 par value; authorized
   shares 5,000,000 issued and outstanding
   shares, 421,060 at September 30, 1998
   and $1,000,000 authorized and issued,         4,211                 4,211
   421,060 at March 31, 1998
  Additional paid-in capital                 3,997,943             3,997,943
   Unrealized net gain on securities
    available for sale, net of income          288,424                75,713
    taxes

   Retained earnings, substantially
    restricted                              14,778,334            13,998,174
                                         -------------         -------------
TOTAL STOCKHOLDERS' EQUITY                  19,068,912            18,076,041
                                         =============         =============
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                  $ 228,308,399         $ 215,511,916
                                         =============         =============

See accompanying notes to consolidated financial statements.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                       -------------
                                                    1998            1997
                                                    ----            ----
Interest income:
  Loans                                        $   3,278,212   $  3,354,200
  Mortgage-backed securities                         143,162         83,509
  Investment securities                              845,295        645,433
  Other                                               17,910         19,534
                                               -------------   ------------
       Total interest income                       4,284,579      4,102,676
                                               -------------   ------------
Interest expense:
   NOW and money market accounts                     504,877        288,254
   Passbook accounts                                  73,749         75,831
   Certificate accounts                            1,280,175      1,287,136
   Advances and other borrowed money                 266,103        275,015
                                               -------------   ------------
       Total interest expense                      2,124,904      1,926,236
                                               -------------   ------------

Net interest income                                2,159,675      2,176,440
Provision for loan losses                            150,000        240,000
                                               -------------   ------------
Net interest income after provision for
   loan losses                                     2,009,675      1,936,440
                                               -------------   ------------
Other income:
   Gain on sale of loans                             189,521         71,955
   Loan servicing fees                                79,475         90,053
   Service fees on deposit accounts                  210,373        238,475
   Income from real estate operations                  5,090         16,875
   Other                                             140,681        164,203
                                               -------------   ------------
       Total other income                            625,140        581,561
                                               -------------   ------------
General and administrative expenses:
   Salaries and employee benefits                  1,018,180        833,961
   Occupancy                                         127,735        124,686
   Advertising                                       139,483        107,227
   Depreciation and maintenance of equipment         201,836        218,885
   FDIC insurance premiums                            19,879         19,158
   Amortization of intangibles                       116,310        116,310
   Other                                             443,255        435,702
                                               -------------   ------------
       Total general and administrative
        expenses                                   2,066,678      1,855,929
                                               -------------   ------------

                                                                  (Continued)

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                     -------------
                                               1998                  1997
                                               ----                  ----
Income before income taxes                           568,137         662,072
Provision for income taxes                           192,848         228,436
                                               -------------   -------------

Net income                                     $     375,289   $     433,636
                                               =============   =============

Basic net income per common share              $         .89   $        1.04
                                               =============   =============
Diluted net income per common share            $         .89   $        1.03
                                               =============   =============
Cash dividend per share on common stock        $        0.06   $        0.06
                                               =============   =============
Basic weighted average shares outstanding            421,060         417,122
                                               =============   =============
Diluted weighted average shares outstanding          422,677         420,187
                                               =============   =============

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                       -------------
                                                    1998           1997
                                                    ----           ----

Net Income                                     $     375,289   $    433,636
Other comprehensive Income, net of tax
  Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
       during the period                             235,249         79,407
                                               -------------   ------------
Comprehensive Income                           $     610,538   $    513,043
                                               =============   ============

See accompanying notes to consolidated financial statements.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                     SIX MONTHS ENDED
                                                       SEPTEMBER 30,
                                                       -------------
                                                    1998            1997
                                                    ----            ----
Interest income:
  Loans                                        $   6,310,067   $  6,663,201
  Mortgage-backed securities                         246,005        168,006
  Investment securities                            1,926,481      1,197,307
  Other                                               45,762         38,077
                                               -------------   ------------
       Total interest income                       8,528,315      8,066,591
                                               -------------   ------------
Interest expense:
   NOW and money market accounts                     947,442        493,579
   Passbook accounts                                 148,365        151,823
   Certificate accounts                            2,560,142      2,531,711
   Advances and other borrowed money                 544,959        529,880
                                               -------------   ------------
       Total interest expense                      4,200,908      3,706,993
                                               -------------   ------------
Net interest income                                4,327,407      4,359,598
Provision for loan losses                            300,000        390,000
                                               -------------   ------------
Net interest income after provision for
   Loan losses                                     4,027,407      3,969,598
                                               -------------   ------------
Other income:
   Gain on sale of loans                             287,984        102,085
   Loan servicing fees                               161,917        173,400
   Service fees on deposit accounts                  412,848        434,771
   Income from real estate operations                 72,168         46,915
   Other                                             284,959        244,920
                                               -------------   ------------
       Total other income                          1,219,876      1,002,091
                                               -------------   ------------
General and administrative expenses:
   Salaries and employee benefits                  1,993,316      1,730,787
   Occupancy                                         245,096        237,072
   Advertising                                       239,977        185,998
   Depreciation and maintenance of equipment         395,346        376,465
   FDIC insurance premiums                            39,541         38,592
   Amortization of intangibles                       232,620        232,620
   Other                                             836,966        847,108
                                               -------------   ------------
       Total general and administrative
         expenses                                  3,982,862      3,648,642
                                               -------------   ------------

                                                                  (Continued)

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                     SIX MONTHS ENDED
                                                       SEPTEMBER 30,
                                                       -------------
                                                    1998            1997
                                                    ----            ----

Income before income taxes                         1,264,421       1,323,047
Provision for income taxes                           433,734         467,983
                                               -------------   -------------
Net income                                     $     830,687   $     855,064
                                               =============   =============


Basic net income per common share              $        1.97   $        2.05
                                               =============   =============
Diluted net income per common share            $        1.97   $        2.03
                                               =============   =============
Cash dividend per share on common stock        $        0.12   $        0.12
                                               =============   =============
Basic weighted average shares outstanding            421,060         417,122
                                               =============   =============
Diluted weighted average shares outstanding          422,677         420,658
                                               =============   =============


                    SECURITY FEDERAL CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                     SIX MONTHS ENDED
                                                       SEPTEMBER 30,
                                                       -------------
                                                    1998            1997
                                                    ----            ----

Net Income                                     $     830,687   $    855,064
Other comprehensive Income, net of tax
  Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
        during the period                            212,711        199,243
                                               -------------   ------------
Comprehensive Income                           $   1,043,398   $  1,054,307
                                               =============   ============

                SECURITY FEDERAL CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998
                               (UNAUDITED)

                                        UNREALIZED
                                        NET GAIN
                             ADDITIONAL (LOSS) ON
                             ADDITIONAL SECURITIES
                    COMMON    PAID-IN   AVAILABLE   RETAINED
                    STOCK     CAPITAL    FOR SALE   EARNINGS        TOTAL
                   -----------------------------------------------------------
Beginning balance
March 31, 1998     $ 4,211  $ 3,997,943  $ 75,713  $ 13,998,174  $ 18,076,041

Net income           -----        -----     -----       830,687       830,687

Cash dividend        -----        -----     -----       (50,527)      (50,527)

Exercise of stock    -----        -----     -----         -----         -----
options

Increase in          -----        -----   212,711         -----       212,711
unrealized net
gain on securities
available for
sale, net of tax
                   -----------------------------------------------------------
Ending balance
September 30, 1998 $ 4,211  $ 3,997,943  $288,424  $ 14,778,334  $ 19,068,912
                   ===========================================================

See accompanying notes to consolidated financial statements.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                     SIX MONTHS ENDED
                                                       SEPTEMBER 30,
                                                       -------------
                                                    1998            1997
                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                     $     830,687   $    855,064
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation expense                               311,722        322,415
  Amortization of purchase accounting adjustments    232,620        232,620
  Discount accretion and premium amortization        (13,175)       (15,084)
  Provisions for losses on loans and real estate     300,000        390,000
  Gain on sale of investments                              0              0
  Gain on sale of loans                             (287,984)      (102,085)
  Gain on sale of real estate                       (126,543)       (89,677)
  Amortization of deferred fees on loans            (123,502)       (45,307)
  Proceeds from sale of loans held for sale       13,455,549      5,176,055
  Origination of loans for sale                  (13,669,487)    (5,730,000)
  (Increase) decrease in accrued interest
    Receivable:
      Loans                                           38,189        (30,052)
      Mortgage-backed securities                     (20,777)         1,116
      Investments                                    (17,761)      (162,892)
  Increase (decrease) in advance payments by         122,040        165,249
  borrowers
  Other, net                                         203,345        580,155
                                               -------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES      $   1,234,923   $  1,547,577
                                               -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Principal repayments on mortgage-backed
 securities held to maturity                         473,623        148,436
Principal repayments on mortgage-backed
 securities                                          274,926              0
available for sale
Purchase of investment securities available
 for sale                                        (14,999,375)   (26,862,547)
Purchase of mortgage-backed securities
 available for sale                               (7,261,743)             0
Maturities of investment securities available
 for sale                                         14,162,829      5,500,000

Maturities of investment securities held to
 maturity                                          1,878,049      2,500,000
Purchase of FHLBB Stock                                    0       (424,600)
Redemption of FHLBB Stock                             89,400              0
(Increase) decrease in loans to customers         (5,640,563)     2,462,377
Investment in real estate held for development      (272,214)      (105,939)
Proceeds from sale of real estate held for
 development                                         377,620        253,920
Proceeds from sale of real estate acquired
 through foreclosure                                 329,545        218,184
Purchase of premises and equipment                  (505,990)      (269,137)
Proceeds from sales of premises and equipment          7,000              0
                                               -------------   ------------
NET CASH USED BY INVESTING ACTIVITIES          $ (11,086,893) $ (16,579,306)
                                               -------------   ------------

                                                                (Continued)

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
(Continued)
                                                     SIX MONTHS ENDED
                                                       SEPTEMBER 30,
                                                       -------------
                                                    1998            1997
                                                    ----            ----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease)  in deposit accounts     $   6,827,709   $  5,437,944
  Proceeds from FHLBB advances                    56,725,000     59,900,000
  Repayment of FHLBB advances                    (52,893,000)   (51,436,000)
  Proceeds of other borrowings                       135,436              0
  Repayment of other borrowings                      (39,430)       (37,055)
  Dividends to shareholders                          (50,527)       (50,054)
                                               -------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES      $  10,705,188   $ 13,814,835
                                               -------------   ------------
Net increase (decrease) in cash and cash
 equivalents                                         853,218     (1,216,894)
Cash and cash equivalents at beginning of
 period                                            4,658,681      7,903,637
                                               -------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $   5,511,899   $  6,686,743
                                               =============   ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                   $   3,845,891   $  3,321,574
    Income taxes                               $      16,436   $    316,500
    Additions to real estate acquired through
     foreclosure                               $     457,335   $    164,948
  Increase in unrealized net gain on securities
   available for sale, net of taxes            $     212,711   $    199,243

See accompanying notes to consolidated financial statements.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with general accepted accounting principles. Such statements are unaudited but, in the opinion of management, reflect all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial statements. The results of operations for the three and six month periods ended September 30, 1998 are not necessarily indicative of the results, which may be expected for the entire fiscal year. This Form 10-QSB contains certain forward-looking statements with respect to the financial condition, results of operations, and business. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to changes in interest rates, changes in the regulatory environment, changes in general economic conditions and inflation, changes in the securities market and Year 2000 if not effectively corrected. Management cautions readers of Form 10-QSB not to place undue reliance on forward-looking statements contained therein.

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

3.    LOANS RECEIVABLE, NET

Loans receivable, net, at September 30, 1998 and March 31, 1998, consisted of the following:

Loans held for sale were $1,734,103 and $1,232,181 at September 30, 1998 and March 31, 1998 respectively.

Loans held for investment:              September 30, 1998    March 31, 1998
                                        ------------------    --------------
Residential real estate                   $   55,467,637       $  46,450,206
Consumer                                      45,123,957          46,499,200
Commercial real estate                         4,093,370           3,955,462
Commercial business                           44,829,182          44,500,079
                                          --------------       -------------
                                          $  149,514,146       $ 141,404,947
                                          --------------       -------------
Less:
Allowance for possible loan loss          $    1,577,561       $   1,512,038
Loans in process                               6,254,218           3,175,684
Deferred loan fees                               183,385             224,973
                                          --------------       -------------
                                               8,015,164           4,912,695
                                          --------------       -------------
                                          $  141,498,982       $ 136,492,252
                                          ==============       =============

The following is a reconciliation of the allowance for loan losses for the six months ending:

                                      September 30, 1998  September 30, 1997
                                      ------------------  ------------------
Beginning balance                         $    1,512,038       $   1,767,483
Provision                                        300,000             390,000
Charge-offs                                     (251,789)           (157,189)
Recoveries                                        17,312              33,785
                                          --------------       -------------
Ending balance                            $    1,577,561       $   2,034,079
                                          ==============       =============

              SECURITY FEDERAL CORPORATION AND SUBSIDIARY

4.    SECURITIES

INVESTMENT AND MORTGAGE-BACKED SECURITIES, HELD TO MATURITY

The amortized cost, gross unrealized gains gross unrealized losses and fair values of investment and mortgage-backed securities held to maturity are as follows:

SEPTEMBER 30, 1998
------------------
                                       Gross         Gross
                          Amortized    Unrealized    Unrealized  Fair
                          Cost         Gains         Losses      Value
                        -----------    ----------    ----------  -----------
US Government and agency
obligations             $ 1,994,232    $  9,061      $      0    $ 2,003,293
Mortgage-backed
 securities               3,876,058      86,548             0      3,962,606
                        -----------    --------      --------    -----------
     Total              $ 5,870,290    $ 95,609      $      0    $ 5,965,899
                        ===========    ========      ========    ===========

MARCH 31, 1998
--------------
                                       Gross         Gross
                          Amortized    Unrealized    Unrealized  Fair
                          Cost         Gains         Losses      Value
                        -----------    ----------    ----------  -----------
US Government and agency
obligations             $ 3,863,910    $ 20,664      $ 10,320    $ 3,874,254
Mortgage-backed
 securities               4,351,923      71,492           465      4,422,950
                        -----------    --------      --------    -----------
     Total              $ 8,215,833    $ 92,156      $ 10,785    $ 8,297,204
                        ===========    ========      ========    ===========

INVESTMENT AND MORTGAGE-BACKED SECURITIES, AVAILABLE FOR SALE
-------------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment and mortgage-backed securities available for sale are as follows:

SEPTEMBER 30, 1998
------------------
                                       Gross         Gross
                          Amortized    Unrealized    Unrealized  Fair
                          Cost         Gains         Losses      Value
                        -----------    ----------    ----------  -----------
US Government and
agency obligations      $55,326,390    $494,368      $ 28,991    $55,791,767
Mortgage-backed
 securities               6,979,250      10,767        11,244      6,978,773
                        -----------    --------      --------    -----------
     Total              $62,305,640    $505,135      $ 40,235    $62,770,540
                        ===========    ========      ========    ===========

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY

MARCH 31, 1998
--------------
                                       Gross         Gross
                          Amortized    Unrealized    Unrealized  Fair
                          Cost         Gains         Losses      Value
                        -----------    ----------    ----------  -----------
US Government and agency
obligations             $54,475,231    $189,603      $ 67,564    $54,597,270
Mortgage-backed
 securities                       0           0             0              0
                        -----------    --------      --------    -----------
     Total              $54,475,231    $189,603      $ 67,564    $54,597,270
                        ===========    ========      ========    ===========

5.    DEPOSITS
A summary of deposit accounts by type with weighted average rates are as follows:
                              September 30, 1998          March 31, 1998
                              ------------------          --------------
                                Balance    Rate         Balance       Rate
Demand Accounts:                -------    ----         -------       ----
Checking                     $ 48,572,650  1.16%      $ 47,414,160    1.09%
Money Market                   33,805,373  4.80%        27,902,091    4.67%
Regular Savings                11,855,252  2.46%        12,328,146    2.44%
                             ------------  ----       ------------    ----
Total demand accounts        $ 94,233,275  2.63%      $ 87,644,397    2.42%
                             ------------  ----       ------------    ----
Certificate Accounts:
   0 - 4.99%                 $  3,709,430             $  3,086,511
5.00 - 6.99%                   90,544,879               90,919,998
7.00 - 8.99%                      126,073                  135,042
                             ------------             ------------
Total certificate accounts     94,380,382  5.48%        94,141,551    5.50%
                             ------------  -----      ------------    ----
Total deposit accounts       $188,613,657  4.05%      $181,785,948    4.02%
                             ============  ====       ============    ====

6.    FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank Advances are summarized by year of maturity and weighted average interest rate in the table below:

                              September 30, 1998          March 31, 1998
                              ------------------          --------------
Fiscal Year Due                 Balance    Rate         Balance       Rate
---------------                 -------    ----         -------       ----
  1999                       $  1,340,000  6.76%$     $  5,490,000    6.06%
  2000                            528,000  8.70%           528,000    8.70%
  2001                            856,000  8.75%           856,000    8.75%
  2002                                  0     0%                 0       0%
  thereafter                   13,234,000  5.52%         5,252,000    5.80%
                             ------------  ----       ------------    ----
                             $ 15,958,000  5.91%      $ 12,126,000    6.25%
                             ============  ====       ============    ====

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARY

7.    REGULATORY MATTERS

The following table reconciles the Bank's stockholders' equity to its various regulatory capital positions:
                         (Dollars in thousands)

                               September 30, 1998    March 31, 1998
                               ------------------    --------------
Bank's Stockholders' Equity        $   18,323           $  17,294
Unrealized loss (gain) on
 available for sale
 securities, net of tax                  (288)                (76)
Reduction for goodwill and other
   intangibles                         (1,815)             (2,046)
                                   ----------           ---------
Tangible capital                       16,220              15,172
Qualifying core deposits and
    intangible assets                     726                 789
                                   ----------           ---------
Core capital                           16,946              15,961
Supplemental capital                    1,578               1,512
                                   ----------           ---------
Risk-based capital                 $   18,524           $  17,473
                                   ==========           =========

The following table compares the Bank's capital levels relative to the applicable regulatory requirements at September 30, 1998. (Dollars in thousands)

                  Amount    Percent           Actual           Excess
                  Required  Required Amount   Percent  Excess  Percent
                  --------  -------- ------   -------  ------  -------
Tangible capital  $ 4,512     2.0%   $16,220   7.19%  $11,708   5.19%
Tier 1 Leverage     9,503     4.0%    16,946   7.49%    7,893   3.49%
 (Core) capital
Total Risk-based   11,602     8.0%    18,524  12.77%    6,922   4.77%
capital
Tier 1 Risk-based   5,801     4.0%    16,946  11.69%   11,145   7.69%
 (Core) capital

The Bank's regulatory capital amounts and ratios are as follow as of the date indicated:

                                                             To Be Well
                                             For Capital   Capitalized Under
                                             Adequacy      Prompt Corrective
                           Actual            Purposes      Action Provisions
                       Amount   Ratio     Amount   Ratio   Amount      Ratio
------------------------------------------------------------------------------
(Dollars in thousands)

September 30, 1998

Tier 1 Risk-based
 Core Capital         $16,946   11.7%    $5,801    4.0%    $8,701       6.0%

Risk-based Capital     18,524   12.8     11,602    8.0     14,502      10.0
(to risk weighted assets)

Core Capital           16,946    7.5      9,053    4.0     11,317       5.0
(to adjusted tangible assets)
Tangible Capital       16,220    7.2      4,512    2.0     11,280       5.0
(to tangible assets)

                  SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CHANGES IN FINANCIAL CONDITION

Total assets of the Company increased $12.8 million or 5.9% during the six months ended September 30, 1998, primarily due to increases of $5.5 million in total net loans receivable, $5.8 million in investment securities, and $853,000 in cash and cash equivalents.

Real estate acquired in settlement of loans (REO) increased $182,000 while real estate acquired for development decreased $33,000 during the six-month period due to sales of real estate.

Deposits increased $6.8 million or 3.8% during the six months ended of September 1998 as Federal Home Loan Bank (FHLBB) advances grew $3.8 million to fund the Company's 5.9% growth in assets.

The Board of Directors declared the thirtieth and thirty-first consecutive quarterly dividend of $.06 per share each in May and August 1998, which totaled $51,000. Unrealized net gains on securities available for sale increased $213,000 during the six months ended September 30, 1998. Net income for the six months was $831,000 for the Company. These items combined to increase the stockholders' equity by $993,000 or 5.5% during the six months ended September 30, 1998 and raised book value per share to $45.29 compared to $42.93 at March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

In accordance with Office of Thrift Supervision regulations, the Bank is required to maintain a liquidity ratio at specified levels, which are subject to change. Currently, a minimum of 4.0% of the combined total of deposits and certain borrowings must be maintained in the form of cash or eligible investments. The Bank's average liquidity during the six months ended September 30,1998 was approximately 34%. The Bank's current liquidity level is deemed adequate to meet the requirements of normal operations, potential deposit outflows, and loan demand while still allowing for optimal investment of funds and return on assets.

Loan repayments and maturities of investments are a significant source of funds, whereas loan disbursements are a primary use of the Bank's funds. During the six months ended September 30, 1998, loan disbursements exceeded loan repayments resulting in a $5.5 million or 4.0% increase in total net loan receivable.

Deposits and other borrowings are also an important source of funds for the Bank. During the six months ended September 30, 1998, deposits increased $6.8 million while FHLBB advances increased $3.8 million. At September 30, 1998, Security Federal had $75.1 million of certificates of deposit maturing within one year. Based on previous experience, a major portion of these certificates is expected to be renewed.

Liquidity resources at September 30, 1998 are sufficient to meet outstanding mortgage loan commitments of $1.3 million and unused lines of credit of $21.1 million. Management believes that the Bank's liquidity needs will continue to be supported by the Bank's deposit base and borrowing capacity.

ACCOUNTING AND REPORTING CHANGES

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Enterprises are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position. Statement 130 is effective for both interim and annual periods beginning after December 15, 1997. Earlier application is permitted. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement. The Company adopted Statement 130 effective June 30, 1998.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way public business companies are to report information about operating segments in annual financial statements and requires those companies to report selected information about operating segments in interim financial reports issued to shareholders. Statement 131 is effective for financial statements for periods beginning after December 15, 1997. Earlier application is encouraged. In the initial year of application, comparative information for earlier years is to be restated, unless it is impractical to do so. Statement 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. This standard does not materially effect the Company's current method of financial reporting.

In April 1998, the FASB issued SFAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The new Statement revises the required disclosures for employee benefit plans, but it does not change the measurement or recognition of such plans. While the new standard requires some additional information about benefit plans, it helps preparers of financial statements by eliminating certain disclosures and by standardizing the disclosures for pensions and other postretirement benefits to the extent practicable. SFAS 132 supercedes the disclosure requirements in SFAS 87, Employers' Accounting for Pensions, SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions. The new disclosures are effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 132 did not have an impact on the financial statements of the Company due to the disclosure only requirements.

In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instrument and Hedging Activities. All derivatives are to be measured at fair value and recognized in the statement of financial position as assets or liabilities. The statement is effective for fiscal years and quarters beginning after June 15,1999. Because the Company has limited use of derivative transactions at this time, management does not expect that this standard would have a significant effect on the Company.

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

In October 1998, the FASB issued SFAS 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. The new statement establishes accounting and reporting standards for certain activities of mortgage banking enterprises. The statement is effective for the first quarter beginning after December 15, 1998. The statement will have no effect on the financial statements of the Bank.

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

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

YEAR 2000 CONSIDERATIONS

The Bank recognizes that there is a business risk in computerized systems as the calendar rolls over into the next century. If the computer systems misinterpret the date, items such as interest calculations on loans and deposits will be incorrect. This problem is commonly called the "Year 2000 Problem." A number of computer systems used by the Company in its day-to-day operations will be affected by this problem. Management has established a committee (the "Y2K Project Team") which has identified all affected systems and is currently working to ensure that this event will not disrupt operations. The Y2K Project Team reports regularly to the Bank's Board of Directors. The Bank is also working closely with outside computer vendors to ensure that all software corrections and warranty commitments are obtained and to arrange mock conversion testing. Testing of the Bank's core processing systems is scheduled for December 1998. The Bank's contingency plan will be completed by calendar year end 1998. The Bank's Year 2000 project costs are not expected to have a material impact on its results of operations, liquidity or capital resources. The impact of Year 2000 noncompliance by all outside parties with whom the corporation may transact business cannot be gauged fully at this time.

SUBSEQUENT EVENTS

At its October 1998 Board of Directors meeting, the board of the Company declared a 2-for-1 stock split of the Company's common stock. The stock split will be accomplished through a 100 percent stock dividend to be issued on or about December 15, 1998 to shareholders on record as of November 30, 1998.

RESULTS OF OPERATIONS
---------------------

NET INCOME

Net income was $375,000 and $831,000 for the three and six months ended September 30, 1998, respectively. These are decreases of $58,000 for the three-month period and $24,000 for the six-month period, compared to the same periods in 1997. The reasons for the decreases are increases in general and administrative expenses and decreases in net interest income, offset partially by decreases in the provision for loan losses and increases in other income.

NET INTEREST INCOME

Net interest income decreased $17,000 or 0.8% and $32,000 or 0.08% for the three and six month periods ended September 30, 1998 compared to the same periods in 1997 due mainly to increases in total interest expense offset in part by increases in total interest income.

Interest income on loans decreased $76,000 or 2.3% during the quarter and $353,000 or 5.3% during the six months ended September 30, 1998 due to lower average total outstanding loan balances and a lower overall yield in the loan portfolio. Investment, mortgage-backed, and other securities interest income increased $258,000 and $815,000 during the three and six month periods, respectively, due primarily to increases in the average balances in the investment portfolio and also a three basis points increase in yield during the three month period and a seven basis points increase in yield during the six months ended September 30, 1998. Total interest income increased $182,000 or 4.4% and $462,000 or 5.7% during the three and six months ended September 30, 1998, respectively.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Total interest expense increased $199,000 or 10.3% during the three months ended September 30, 1998 while interest expense increased $494,000 or 13.3% during the six months ended September 30, 1998 compared to the same periods one year earlier. Interest expense on deposits increased $208,000 and $479,000 during the three and six months ended September 30, 1998, respectively, as average outstanding interest bearing deposits grew during the periods. Interest expense on advances and other borrowings declined $9,000 during the three-month period but grew $15,000 during the six-month period.

PROVISION FOR LOAN LOSSES

Security Federal's provision for loan losses decreased $90,000 for both the three and six months ended September 30, 1998 compared to the same periods ended September 30,1997 due to management's analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $2.3 million at September 30, 1998 compared to $2.0 million at March 31, 1998. The ratio of allowance for loan losses to the Bank's total loans was 1.10% at September 30, 1998 compared to 1.09% at March 31, 1998. Net charge-off's for the six months ended September 30, 1998 compared to September 30, 1997 were $234.000 and $123,000 respectively. Future additions to the Bank's allowance for loan losses are dependant on, among other things, the performance of the Bank's loan portfolio, changes in real estate values, interest rates, and the economy.

OTHER INCOME

Total other income increased $44,000 or 7.5% and $218,000 or 21.7% during the three and six months ended September 30, 1998 compared to the same periods one year earlier. Gain on sale of loans increased $118,000 during the quarterly period and $186,000 for the six months due to increased secondary market activity. Loan servicing fees decreased $11,000 during both periods due to a decline in the balance of loans serviced for others. Service fees on deposit accounts declined $22,000 and $28,000. Income from real estate operations decreased $12,000 for the September 1998 quarter but increased $25,000 for the six months ended September 30, 1998 as real estate lot sales slowed during the September 1998 three-month period. Other miscellaneous income, which consists of credit life insurance commissions, gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions through Security Financial Services, and other miscellaneous fees decreased $24,000 during the three month period but increased $40,000 during the six months ended September 30, 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $211,000 or 11.4% and $334,000 or 9.2% during the three and six months ended September 30, 1998, respectively, compared to the same periods in 1997 due mainly to increases in salaries and employee benefits and advertising expenses.

Salaries and employee benefits expenses increased $184,000 or 22.1% and $263,000 or 15.2% during the three and six month periods. The increases are attributable to increases in staff in the mortgage loan department as a result of the increased volume of refinancing in the current low interest rate environment, an increase in the number of customer contact associates to improve customer service and normal annual cost of living increases. Occupancy expense increased $3,000 or 2.5% and $8,000 or 3.4% during the periods. Advertising increased $32,000 and $54,000 during the three and six months ending September 30, 1998 as money market accounts and Security Federal as a local decision making community bank were promoted. Depreciation and maintenance of equipment expense decreased $17,000 during the quarterly period but increased $19,000 for the six months ended September 30, 1998. FDIC insurance premiums increased slightly, by approximately $1,000 during both periods. Amortization of intangible expense was $116,000 for the three months in 1997 and 1998 and $233,000 in both six-month periods in 1997 and 1998. Other miscellaneous expense, encompassing legal, professional, and consulting expense, stationery and office supplies, and other sundry expenses, increased $8,000 during the three months ended September 30, 1998 while decreasing $10,000 during the six months ended September 30, 1998 compared to one year earlier.

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

Item 2 Changes in Securities and Use of Proceeds
       ----------------------------------------

       Not applicable.

Item 3 Defaults upon Senior Securities
       -------------------------------

       None

Item 4 Submission of Matters to a Vote of Security Holders
       ---------------------------------------------------

       The election of directors was presented for vote to shareholders at the Annual Meeting on July 21, 1998. Votes for Gasper L. Toole III were as follows: 335,280 votes for, 14,225 votes withheld. Votes for Thomas L. Moore were as follows: 335,080 votes for, 14,425 votes withheld. Continuing as directors were Timothy W. Simmons, T. Clifton Weeks, Dr. Robert E. Alexander, William Clyburn, and Harry O. Weeks Jr.

       The votes for the approval of the change in the state of incorporation of the Company from Delaware to South Carolina were as follows: 334,615 votes for, 13,690 votes against, 1,200 votes abstained. The votes for the ratification of an amendment to the Company's corporate charter to increase the number of authorized shares of common stock from $1 million to $5 million were as follows: 334,515 votes for, 13,790 votes against, 1,200 votes abstained.

Item 5 Other Information
       -----------------

       None

Item 6 Exhibits and Reports on Form 8-K
       --------------------------------

       On September 1, 1998, the Company filed a current report on Form 8-K to report the consummation of its reincorporation form Delaware to South Carolina.

       Exhibits:

       3.1    Articles of Incorporation*
       3.2 Articles of Amendment, dated August 28, 1998, to Articles of Incorporation
       3.3    Bylaws**
       10     Executive Compensation Plans and Arrangements:
              Salary Continuation Agreements ***
              Amendment One to Salary Continuation Agreements ****
              Stock Option Plan ***
              Incentive Compensation Plan ***

       27     Financial Data Schedule
                                                               (Continued)

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY
                              OTHER INFORMATION

(Continued)

   * Filed as an exhibit to the Company's June 23, 1998 proxy statement and incorporated herein by reference.

  ** Filed as an exhibit to the Company's Form 8-K dated August 31, 1998 and incorporated herein by reference.

 *** Filed on June 28, 1993, as an exhibit to the Company's Annual Report on
     Form 10-KSB pursuant to Section 12(g) of the Securities Exchange Act of 1934. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

**** Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 pursuant to Section 12(g) of the Securities Exchange Act of 1934. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARY

                                 SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.

                                    Security Federal Corporation

Date:  November 13, 1998            By: /s/ Roy G. Lindburg
       ----------------------           ------------------------------------
                                        Roy G. Lindburg
                                        Treasurer/CFO
                                        Duly Authorized Representative

                                                                Exhibit 3.2

                          STATE OF SOUTH CAROLINA
                             SECRETARY OF STATE

                           ARTICLES OF AMENDMENT

Pursuant to Section 3-10-106 of the 1976 South Carolina Code, as amended, the undersigned corporation adopts the following Articles of Amendment to its Articles of Incorporation:

1.   The name of the corporation is Security Federal Corporation.

2. On July 21, 1998, the corporation adopted the following Amendment(s) to the first sentence of the first paragraph of Article VI of the Articles of Incorporation. The text of the amendment is as follows (the remainder of Article VI of the Articles of Incorporation is unchanged):

          "The aggregate number of shares of all classes of capital stock which the Corporation has authority to issue is five million two hundred thousand (5,200,000), of which five million (5,000,000) shall be common stock, par value $.01 per share, amounting in the aggregate to fifty thousand dollars ($50,000), and of which two hundred thousand (200,000) shall be serial preferred stock, par value $.01 per share, amounting in the aggregate to two thousand dollars ($2,000)."

3. The manner, if not set forth in the amendment, in which any exchange, reclassification, or cancellation of issued shares provided for in the Amendment shall be effected, is as follows: Not applicable.

4.   Complete either a or b, whichever is applicable.

     a.   [X]  Amendment(s) adopted by shareholder action

          At the date of adoption of the Amendment(s), the number of outstanding shares of each voting group entitled to vote separately on the Amendment, and the vote of such shares was:

          Voting group:                           Holders of Common Stock,
                                                 $0.01 par value per share
          Number of shares outstanding:           421,060
          Number of votes entitled to be cast:    421,060
          Number of votes represented at meeting: 349,505
          Number of undisputed shares voted:      FOR - 334,515
                                                  AGAINST - 13,790

    b. [ ] The amendment was duly adopted by the incorporators or board of directors without shareholder approval pursuant to Section 33-6-102(d) and 33-10-105 of the 1976 South Carolina Code, as amended, and shareholder action was not required.

5. Unless a delayed date is specified, the effective date of these Articles of Amendment shall be the date of acceptance for filing by the Secretary of State (see Section 33-1-230(b)): Not applicable.

                                *      *      *

     IN WITNESS WHEREOF, the undersigned, duly authorized, has executed this instrument on this 28th day of August 1998.

                              SECURITY FEDERAL CORPORATION

                              /s/Timothy W. Simmons
                              ------------------------------------------
                              Timothy W. Simmons
                              President