Form 10QSB
period 1998-12-31
SECURITY FEDERAL CORPORATION
filed 1999-02-11
CIK 818677

SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC  20549

                              Form 10 - QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 1998

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

                     Commission file number:  0-16120

                       SECURITY FEDERAL CORPORATION

        South Carolina                            57-0858504
        (State or other jurisdiction of        (IRS Employer
        incorporation or organization)Identification Number)

         1705 Whiskey Road, Aiken, South Carolina    29801
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

          Class                         Outstanding Shares at

          Common Stock                   December 31, 1998

          $0.01 Par Value                   842,120

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

               Security Federal Corporation and Subsidiary
                 Consolidated Balance Sheets (Unaudited)

                                          December 31, 1998    March 31, 1998
                                          -----------------    --------------
Assets
Cash and cash equivalents                 $     6,942,370      $    4,658,681
Investment and mortgage-backed securities:
   Available for sale: (Amortized cost
    of $75,133,825 at December 31, 1998 and
    $54,475,231 at March 31, 1998)             75,352,090          54,597,270
   Held to maturity: (Fair value of
    $4,711,497 at December 31, 1998 and
    $8,297,204 at March 31, 1998)               4,631,549           8,215,833

Loans receivable net:
   Held for sale                                2,293,949           1,232,181
   Held for investment: (Net of
    allowance of $1,696,274 at December 31,
    1998 and $1,512,038 at March 31, 1998)    144,697,761         136,492,252
                                          ---------------      --------------
                                              146,991,710         137,724,433
                                          ---------------      --------------
Accrued interest receivable:
   Loans                                          730,087             736,201
   Mortgage-backed securities                      79,100              35,694
   Investments                                    740,700             761,405
Premises and equipment, net                     4,115,518           3,827,760
Federal Home Loan Bank stock, at cost           1,254,500           1,348,600
Real estate acquired in settlement of loans       358,120             165,170
Real estate held for development and sale         629,997             623,779
Other assets                                    2,656,767           2,817,090
                                          ---------------      --------------
Total Assets                              $   244,482,508      $  215,511,916
                                          ===============      ==============
Liabilities and Stockholders' Equity
Liabilities:
   Deposit accounts                       $   200,780,281      $  181,785,948
   Advances from Federal Home Loan Bank        19,065,000          12,126,000
   Other borrowed money                           731,916             128,933
   Advance payments by borrowers
    for taxes and insurance                       195,741             266,128
   Other liabilities                            4,347,989           3,128,866
                                          ---------------      --------------
Total liabilities                             225,120,927         197,435,875
                                          ---------------      --------------
Stockholders' Equity:
   Serial preferred stock, $.01 par
    value; authorized shares -
    200,000 issued and outstanding, none
    Common stock, $.01 par value;
    authorized shares 5,000,000 issued
    and outstanding shares, 842,100 at
    December 31, 1998 and 1,000,000
    authorized and issued, 421,060
    at March 31, 1998                               8,421               4,211
   Additional paid-in capital                   3,993,733           3,997,943
   Unrealized net gain on securities
    available for sale, net of income taxes       135,373              75,713
   Retained earnings, substantially
    restricted                                 15,224,054          13,998,174
                                          ---------------      --------------

Total stockholders' equity                     19,361,581          18,076,041
                                          ---------------      --------------
Total liabilities and stockholders'
 equity                                   $   244,482,508      $  215,511,916
                                          ===============      ==============

See accompanying notes to consolidated financial statements.

               Security Federal Corporation and Subsidiary
              Consolidated Statements of Income (Unaudited)

                                                    Three Months Ended
                                                        December 31,
                                                        ------------
                                                   1998             1997
                                                   ----             ----
Interest income:
  Loans                                        $  3,190,024    $   3,345,475
  Mortgage-backed securities                        213,763           81,655
  Investment securities                             840,174          911,362
  Other                                              62,063           16,645
                                               ------------    -------------
    Total interest income                         4,306,024        4,355,137
                                               ------------    -------------
Interest expense:
  NOW and money market accounts                     563,850          375,940
  Passbook accounts                                  71,150           74,850
  Certificate accounts                            1,329,693        1,342,215
  Advances and other borrowed money                 242,526          393,073
                                               ------------    -------------
    Total interest expense                        2,207,219        2,186,078
                                               ------------    -------------
Net interest income                               2,098,805        2,169,059
Provision for loan losses                           150,000          240,000
                                               ------------    -------------
Net interest income after provision for
 loan losses                                      1,948,805        1,929,059
Other income:                                  ------------    -------------
  Net gain on sale of investments                         0           15,423
  Gain on sale of loans                             227,160           47,203
  Loan servicing fees                                80,446           86,139
  Service fees on deposit accounts                  227,174          224,681
  Income from real estate operations                 13,421            6,741
  Other                                             145,577           93,347
                                               ------------    -------------
    Total other income                              693,778          473,534
                                               ------------    -------------
General and administrative expenses:
  Salaries and employee benefits                  1,001,818          866,318
  Occupancy                                         128,068          116,832
  Advertising                                        62,423           86,488
  Depreciation and maintenance of equipment         210,290          171,781
  FDIC insurance premiums                            19,133           18,848
  Amortization of intangibles                       116,310          116,310
  Other                                             377,320          316,510
                                               ------------    -------------
    Total general and administrative expenses     1,915,362        1,693,087
                                               ------------    -------------

                                                                 (Continued)

               Security Federal Corporation and Subsidiary
              Consolidated Statements of Income (Unaudited)

                                                    Three Months Ended
                                                        December 31,
                                                        ------------
                                                   1998             1997
                                                   ----             ----

Income before income taxes                          727,221          709,506
Provision for income taxes                          247,816          240,622
                                               ------------    -------------
Net income                                     $    479,405    $     468,884
                                               ============    =============
Basic net income per common share              $       0.57    $        0.56
                                               ============    =============
Diluted net income per common share            $       0.57    $        0.56
                                               ============    =============
Cash dividend per share on common stock        $       0.04    $        0.03
                                               ============    =============
Basic weighted average shares outstanding           842,120          839,722
                                               ============    =============
Diluted weighted average shares outstanding         847,268          842,172
                                               ============    =============


               Security Federal Corporation and Subsidiary
       Consolidated Statements of Comprehensive Income (Unaudited)

                                                    Three Months Ended
                                                        December 31,
                                                        ------------
                                                   1998             1997
                                                   ----             ----

Net Income                                     $   479,405     $     468,884
Other comprehensive Income, net of tax
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses)
     During the period                            (153,051)           15,241
                                               -----------     -------------
Comprehensive Income                           $   326,354     $     484,125
                                               ============    =============

See accompanying notes to consolidated financial statements.

               Security Federal Corporation and Subsidiary
              Consolidated Statements of Income (Unaudited)

                                                     Nine Months Ended
                                                        December 31,
                                                        ------------
                                                   1998             1997
                                                   ----             ----
Interest income:
  Loans                                        $  9,500,091    $  10,008,676
  Mortgage-backed securities                        459,768          249,661
  Investment securities                           2,766,655        2,108,669
  Other                                             107,825           54,722
                                               ------------    -------------
    Total interest income                        12,834,339       12,421,728
                                               ------------    -------------
Interest expense:
  NOW and money market accounts                   1,511,292          869,519
  Passbook accounts                                 219,515          226,673
  Certificate accounts                            3,889,835        3,873,926
  Advances and other borrowed money                 787,485          922,953
                                               ------------    -------------
    Total interest expense                        6,408,127        5,893,071
                                               ------------    -------------
Net interest income                               6,426,212        6,528,657
Provision for loan losses                           450,000          630,000
                                               ------------    -------------
Net interest income after provision for
 Loan losses                                      5,976,212        5,898,657
Other income:                                  ------------    -------------
  Net gain on sale of investments                         0           15,423
  Gain on sale of loans                             515,144          149,288
  Loan servicing fees                               242,363          259,539
  Service fees on deposit accounts                  640,022          659,452
  Income from real estate operations                 85,589           53,656
  Other                                             430,536          338,267
                                               ------------    -------------
    Total other income                            1,913,654        1,475,625
                                               ------------    -------------
General and administrative expenses:
  Salaries and employee benefits                  2,995,134        2,597,105
  Occupancy                                         373,164          353,904
  Advertising                                       302,400          272,486
  Depreciation and maintenance of equipment         605,636          548,246
  FDIC insurance premiums                            58,674           57,440
  Amortization of intangibles                       348,930          348,930
  Other                                           1,214,286        1,163,618
                                               ------------    -------------

    Total general and administrative expenses     5,898,224        5,341,729
                                               ------------    -------------

                                                                 (Continued)

               Security Federal Corporation and Subsidiary
              Consolidated Statements of Income (Unaudited)

                                                     Nine Months Ended
                                                        December 31,
                                                        ------------
                                                   1998             1997
                                                   ----             ----

Income before income taxes                        1,991,642        2,032,553
Provision for income taxes                          681,550          708,605
                                               ------------    -------------
Net income                                     $  1,310,092    $   1,323,948
                                               ============    =============
Basic net income per common share              $       1.56    $        1.58
                                               ============    =============
Diluted net income per common share            $       1.55    $        1.58
                                               ============    =============
Cash dividends per share on common stock       $       0.10    $        0.09
                                               ============    =============
Basic weighted average shares outstanding           842,120          836,076
                                               ============    =============
Diluted weighted average shares outstanding         847,268          838,526
                                               ============    =============


               Security Federal Corporation and Subsidiary
       Consolidated Statements of Comprehensive Income (Unaudited)

                                                     Nine Months Ended
                                                        December 31,
                                                        ------------
                                                   1998             1997
                                                   ----             ----

Net Income                                     $  1,310,092    $   1,323,948
Other comprehensive Income, net of tax
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses)
    during the period                                59,660          214,484
                                               ------------    -------------
Comprehensive Income                           $  1,369,752    $   1,538,432
                                               ============    =============

See accompanying notes to consolidated financial statements.

                Security Federal Corporation and Subsidiary
              Consolidated Statement of Shareholders' Equity
               For the nine months ended December 31, 1998
                               (Unaudited)

                                         Unrealized
                                         Net
                                         Gain On
                            Additional   Securities
                    Common   Paid-In     Available    Retained
                    Stock    Capital     For Sale     Earnings       Total
                    ---------------------------------------------------------
Beginning Balance
at March 31, 1997   $ 4,171 $ 3,958,603 $ (166,872) $ 12,386,127 $ 16,182,029

Net income             ----        ----       ----     1,712,629    1,712,629

Cash dividend          ----        ----       ----      (100,582)    (100,582)

Exercise of stock
 options                 40      39,340       ----          ----       39,380

Decrease in
 unrealized net
 loss on
 securities
 available for
 sale, net of
 tax                   ----        ----    242,585          ----      242,585
                    ---------------------------------------------------------
Beginning Balance
at March 31, 1998   $ 4,211 $ 3,997,943 $   75,713  $ 13,998,174 $ 18,076,041

Net income             ----        ----       ----     1,310,092    1,310,092

Cash dividend          ----        ----       ----       (84,212)     (84,212)

Effect of stock
 split                4,210      (4,210)      ----          ----         ----

Increase in
 unrealized net
 gain on
 securities
 available for
 sale, net of
 tax                   ----        ----     59,660          ----       59,660
                    ---------------------------------------------------------
Ending balance
December 31, 1998   $ 8,421 $ 3,993,733 $  135,373  $ 15,224,054 $ 19,361,581
                    =========================================================

See accompanying notes to consolidated financial statements.

               Security Federal Corporation and Subsidiary
            Consolidated Statements of Cash Flows (Unaudited)

                                                     Nine Months Ended
                                                        December 31,
                                                        ------------
                                                   1998             1997
                                                   ----             ----
Cash flows from operating activities:
Net Income                                     $  1,310,092    $   1,323,948
Adjustments to reconcile net income
 to net cash provided by operating
 activities
 Depreciation expense                               487,950          475,259
 Amortization of purchase accounting
  adjustments                                       348,930          348,930
 Discount accretion and premium amortization          7,918          (21,808)
 Provisions for losses on loans and real
  estate                                            450,000          630,000
 Gain on sale of investments                              0          (15,423)
 Gain on sale of loans                             (515,144)        (149,288)
 Gain on sale of real estate                       (174,740)         (99,418)
 Amortization of deferred fees on loans            (161,746)         (79,042)
 Proceeds from sale of loans held for sale       19,874,230        8,042,373
 Origination of loans for sale                  (20,420,854)      (8,321,489)
 (Increase) decrease in accrued interest
   Receivable:
    Loans                                             6,114           (1,301)
    Mortgage-backed securities                      (43,406)          12,036
    Investments                                      20,705         (504,460)
 Decrease in advance payments by borrowers          (70,387)         (76,541)
 Other, net                                         994,013         (774,163)
                                               ------------    -------------
Net cash provided by operating activities      $  2,113,675    $     789,613
                                               ------------    -------------
Cash flows from investing activities
Principal repayments on mortgage-backed
 securities held to maturity                        625,586          275,692
Principal repayments on mortgage-backed
 securities available for sale                    1,326,457                0
Proceeds from sale of investment securities
 available for sale                                       0        2,982,969
Purchase of investment securities
 available for sale                             (26,984,906)     (45,367,500)
Purchase of mortgage-backed securities
 available for sale                             (20,607,698)               0
Maturities of investment securities
 available for sale                              25,592,610        9,500,000
Maturities of investment securities held
 to maturity                                      2,965,660        3,000,000
Purchase of FHLB Stock                                    0         (695,200)
Redemption of FHLB Stock                             94,100                0
(Increase) decrease in loans to customers        (9,165,867)       6,012,303
Investment in real estate held for development     (353,179)        (159,442)
Proceeds from sale of real estate held
 for development                                    432,550          274,720
Proceeds from sale of real estate acquired
 through foreclosure                                568,305          218,184
Purchase of premises and equipment                 (782,708)        (454,189)
Proceeds from sales of premises and equipment         7,000                0
                                               ------------    -------------
Net cash used by investing activities          $(26,282,090)   $ (24,412,463)
                                               ------------    -------------
                                                                  (Continued)

               Security Federal Corporation and Subsidiary
            Consolidated Statements of Cash Flows (Unaudited)
(Continued)

                                                     Nine Months Ended
                                                        December 31,
                                                        ------------
                                                   1998             1997
                                                   ----             ----
Cash flows from financing activities:
 Increase (decrease)  in deposit accounts      $ 18,994,333    $   8,467,921
 Proceeds from FHLB advances                     66,000,000       97,940,000
 Repayment of FHLB advances                     (59,061,000)     (83,786,000)
 Proceeds of other borrowings                       662,568                0
 Repayment of other borrowings                      (59,585)         (49,814)
 Exercise of stock options                                0           39,380
 Dividends to shareholders                          (84,212)         (75,318)
                                               ------------    -------------
Net cash provided by financing activities      $ 26,452,104    $  22,536,169
                                               ------------    -------------
Net increase (decrease) in cash and
 cash equivalents                                 2,283,689       (1,086,681)
Cash and cash equivalents at beginning
 of period                                        4,658,681        7,903,637
                                               ------------    -------------
Cash and cash equivalents at end of period     $  6,942,370    $   6,816,956
                                               ============    =============

Supplemental disclosure of cash flow information:
 Cash paid during the period for :
  Interest                                     $  6,202,346    $   5,893,071
  Income taxes                                 $    557,806    $     816,500
 Additions to real estate acquired
  through foreclosure                          $    672,104    $     182,948
 Increase in unrealized net gain on
  securities available for sale,
  net of taxes                                 $     59,660    $     214,484

See accompanying notes to consolidated financial statements.

               Security Federal Corporation and Subsidiary
          Notes to Consolidated Financial Statements (Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with general accepted accounting principles. Such statements are unaudited but, in the opinion of management, reflect all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial statements. The results of operations for the three and nine month periods ended December 31, 1998 are not necessarily indicative of the results, which may be expected for the entire fiscal year. This Form 10-QSB contains certain forward-looking statements with respect to the financial condition, results of operations, and business. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to changes in interest rates, changes in the regulatory environment, changes in general economic conditions and inflation, changes in the securities market and Year 2000 if not effectively corrected. Management cautions readers of Form 10-QSB not to place undue reliance on forward-looking statements contained therein.

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

3.    Loans Receivable, Net

Loans receivable, net, at December 31, 1998 and March 31, 1998, consisted of the following:

Loans held for sale were $2,293,949 and $1,232,181 at December 31, 1998 and March 31, 1998 respectively.

Loans held for investment:              December 31, 1998      March 31, 1998
                                        -----------------      --------------
Residential real estate                 $     57,719,510       $  46,450,206
Consumer                                      43,952,317          46,499,200
Commercial real estate                         3,220,201           3,955,462
Commercial business                           48,387,202          44,500,079
                                       -----------------       -------------
                                       $     153,279,230       $ 141,404,947
                                       -----------------       -------------
Less:
Allowance for possible loan loss       $       1,696,274       $   1,512,038
Loans in process                               6,711,213           3,175,684
Deferred loan fees                               173,982             224,973
                                       -----------------       -------------
                                               8,581,469           4,912,695
                                       -----------------       -------------
                                       $     144,697,761       $ 136,492,252
                                       =================       =============

The following is a reconciliation of the allowance for loan losses for the nine months ending:

                                       December 31, 1998    December 31, 1997
                                       -----------------    -----------------
Beginning balance                      $      1,512,038        $   1,767,483
Provision                                       450,000              630,000
Charge-offs                                    (291,537)            (571,558)
Recoveries                                       25,773               96,017
                                       -----------------       -------------
Ending balance                         $      1,696,274        $   1,921,942
                                       =================       =============

               Security Federal Corporation and Subsidiary

4.    Securities

Investment and Mortgage-backed Securities, Held to Maturity
-----------------------------------------------------------

The amortized cost, gross unrealized gains gross unrealized losses and fair values of investment and mortgage-backed securities held to maturity are as follows:

December 31, 1998
-----------------
                                         Gross         Gross
                           Amortized     Unrealized    Unrealized    Fair
                           Cost          Gains         Losses        Value
                           ---------     ----------    ----------    -----
US Government and Agency
Obligations               $   905,579    $ 11,802      $       0   $  917,381

Mortgage-backed securities  3,725,970      68,146              0    3,794,116
                          -----------    --------      ---------   ----------
     Total                $ 4,631,549    $ 79,948      $       0   $4,711,497
                          ===========    ========      =========   ==========

March 31, 1998
--------------
                                         Gross         Gross
                           Amortized     Unrealized    Unrealized    Fair
                           Cost          Gains         Losses        Value
                           ---------     ----------    ----------    -----
US Government and Agency
Obligations               $ 3,863,910    $ 20,664      $  10,320   $3,874,254

Mortgage-backed securities  4,351,923      71,492            465    4,422,950
                          -----------    --------      ---------   ----------
     Total                $ 8,215,833    $ 92,156      $  10,785   $8,297,204
                          ===========    ========      =========   ==========

Investment and Mortgage-backed Securities, Available for Sale
-------------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment and mortgage-backed securities available for sale are as follows:

December 31, 1998
-----------------
                                         Gross         Gross
                           Amortized     Unrealized    Unrealized    Fair
                           Cost          Gains         Losses        Value
                           ---------     ----------    ----------    -----
US Government and Agency
Obligations               $55,889,518    $381,723      $ 117,259  $56,153,982
Mortgage-backed securities 19,244,307      12,971         59,170   19,198,108
                          -----------    --------      ---------  -----------
     Total                $75,133,825    $394,694      $ 176,429  $75,352,090
                          ===========    ========      =========  ===========

               Security Federal Corporation and Subsidiary

-------------------------------------------------------------

March 31, 1998
--------------
                                        Gross         Gross
                           Amortized     Unrealized    Unrealized    Fair
                           Cost          Gains         Losses        Value
                           ---------     ----------    ----------    -----
US Government and Agency
Obligations               $54,475,231    $189,603      $  67,564  $54,597,270

Mortgage-backed securities          0           0              0            0
                          -----------    --------      ---------  -----------
     Total                $54,475,231    $189,603      $  67,564  $54,597,270
                          ===========    ========      =========  ===========

5.    Deposits

A summary of deposit accounts by type with weighted average rates are as follows:

                               December 31, 1998          March 31, 1998
                               -----------------          --------------
Demand Accounts:           Balance         Rate       Balance         Rate
                           -------         ----       -------         ----
Checking               $  51,121,529       0.84%   $  47,414,160      1.09%
Money Market              38,811,601       4.85%      27,902,091      4.67%
Regular Savings           11,141,369       2.46%      12,328,146      2.44%
                       -------------       ----    -------------      ----
Total demand accounts  $ 101,074,499       2.56%   $  87,644,397      2.42%
                       -------------       ----    -------------      ----
Certificate Accounts:
     0 - 4.99%         $  15,928,013               $   3,086,511
  5.00 - 6.99%            83,639,957                  90,919,998
  7.00 - 8.99%               137,812                     135,042
                       -------------               -------------
Total certificate
 accounts                 99,705,782       5.38%      94,141,551      5.50%
                       -------------       ----    -------------      ----
Total deposit
 accounts              $ 200,780,281       3.96%   $ 181,785,948      4.02%
                       =============       ====    =============      ====

6.    Federal Home Loan Bank Advances

Federal Home Loan Bank Advances are summarized by year of maturity and weighted average interest rate in the table below:

Fiscal Year Due                December 31, 1998          March 31, 1998
---------------                -----------------          --------------
                           Balance         Rate       Balance         Rate
                           -------         ----       -------         ----
   1999                $     490,000       8.65%   $   5,490,000      6.06%
   2000                    4,503,000       5.36%         528,000      8.70%
   2001                      856,000       8.75%         856,000      8.75%
   2002                            0          0%               0         0%
   thereafter             13,216,000       5.52%       5,252,000      5.80%
                       -------------       ----    -------------      ----
                       $  19,065,000       5.71%   $  12,126,000      6.25%
                       =============       ====    =============      ====

               Security Federal Corporation and Subsidiary

7.    Regulatory Matters

The following table reconciles the Bank's stockholders' equity to its various regulatory capital positions:
                        (Dollars in thousands)

                                      December 31, 1998       March 31, 1998
                                      -----------------       --------------
Bank's Stockholders' Equity           $       18,650          $       17,294
Unrealized loss (gain) on
 available for sale
 securities, net of tax                         (135)                    (76)
Reduction for goodwill and other
 intangibles                                  (1,697)                 (2,046)
                                      --------------          --------------
Tangible capital                              16,818                  15,172
Qualifying core deposits and
 intangible assets                               695                     789
                                      --------------          --------------
Core capital                                  17,513                  15,961
Supplemental capital                           1,513                   1,512
                                      --------------          --------------
Risk-based capital                    $       19,026          $       17,473
                                      ==============          ==============

The following table compares the Bank's capital levels relative to the applicable regulatory requirements at December 31, 1998.
                       (Dollars in thousands)

                    Amount    Percent             Actual              Excess
                    Required  Required   Amount   Percent    Excess   Percent
                    --------  --------   ------   -------    ------   -------
Tangible capital    $ 4,855     2.0%     $16,818    6.93%    $11,963   4.93%
Tier 1 Leverage
 (Core) capital       9,738     4.0%      17,513    7.19%      7,775   3.19%
Total Risk-based
 capital             12,242     8.0%      19,026   12.43%      6,784   4.43%
Tier 1 Risk-based
 (Core) capital       6,121     4.0%      17,513   11.44%      11,392  7.44%


The Bank's regulatory capital amounts and ratios are as follow as of the date indicated:
                                                                To Be Well
                                               For Capital   Capitalized Under
                                                Adequacy     Prompt Corrective
                             Actual             Purposes     Action Provisions
                             ------             --------     -----------------
                        Amount   Ratio       Amount   Ratio    Amount   Ratio
------------------------------------------------------------------------------
(Dollars in thousands)

December 31, 1998

Tier 1 Risk-
 based Core Capital    $17,513   11.4%      $6,121   4.0%     $9,182    6.0%

Risk-based Capital      19,026   12.4       12,242   8.0      15,303   10.0
 (to risk weighted
  assets)
Core Capital            17,513    7.2        9,738   4.0      12,172    5.0
 (to adjusted
 tangible assets)
Tangible Capital        16,818    6.9        4,855   2.0      12,138    5.0
 (to tangible assets)

               Security Federal Corporation and Subsidiary
            Management's Discussion and Analysis of Results of
                   Operations and Financial Condition

Changes in Financial Condition

Total assets of the Company increased $29.0 million during the nine months ended December 31, 1998, primarily due to increases of $9.3 million in total net loans receivable, $17.2 million in investment securities, and $2.3 million in cash and cash equivalents.

Funded residential real estate loans increased $8.8 million during the period while other loans increased only $600,000. Combined with higher coupon loans prepaying, this led to a decrease in the overall yield in the loan portfolio.

Real estate acquired in settlement of loans (REO) increased $193,000 while real estate acquired for development increased $6,000 during the nine-month period.

Deposits increased $19.0 million or 10.5% during the nine months ended December 31, 1998 as Federal Home Loan Bank (FHLB) advances grew $6.9 million to fund the Company's 13.4% growth in assets.

The Board of Directors declared the thirtieth, thirty-first, and thirty-second consecutive quarterly dividend of $.03, $.03, and $.04 per share in May,
August, and November 1998, respectively, which totaled $84,000.   Unrealized
net gains on securities available for sale increased $60,000 during the nine months ended December 31, 1998. Net income for the nine months was $1.3 million for the Company. These items combined to increase the stockholders' equity by $1.3 million or 7.1% during the nine months ended December 31, 1998 and raised book value per share to $22.99 compared to $21.46 at March 31, 1998.

At its October 1998 Board of Directors meeting, the board of the Company declared a 2-for-1 stock split of the Company's common stock. The stock split was accomplished through a 100 percent stock dividend that was issued on or about December 15, 1998 to shareholders of record as of November 30, 1998.

Liquidity and Capital Resources

In accordance with Office of Thrift Supervision regulations, the Bank is required to maintain a liquidity ratio at specified levels, which are subject to change. Currently, a minimum of 4.0% of the combined total of deposits and certain borrowings must be maintained in the form of cash or eligible investments. The Bank's average liquidity during the nine months ended December 31, 1998 was approximately 34%. The Bank's current liquidity level is deemed adequate to meet the requirements of normal operations, potential deposit outflows, and loan demand while still allowing for optimal investment of funds and return on assets.

Loan repayments and maturities of investments are a significant source of funds, whereas loan disbursements are a primary use of the Bank's funds. During the nine months ended December 31, 1998, loan disbursements exceeded loan repayments resulting in a $9.3 million or 6.7% increase in total net loan receivable.

Deposits and other borrowings are also an important source of funds for the Bank. During the nine months ended December 31, 1998, deposits increased $19.0 million while FHLB advances increased $6.9 million. At December 31, 1998, Security Federal had $74.0 million of certificates of deposit maturing within one year. Based on previous experience, a major portion of these certificates is anticipated to be renewed.

Liquidity resources at December 31, 1998 are sufficient to meet outstanding mortgage loan commitments of $875,000 and unused lines of credit of $22.2 million. Management believes that the Bank's liquidity needs will continue to be supported by the Bank's deposit base and borrowing capacity.

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

               Security Federal Corporation and Subsidiary
            Management's Discussion and Analysis of Results of
                   Operations and Financial Condition

Year 2000 Considerations

The Bank recognizes that there is a business risk in computerized systems as the calendar rolls over into the next century. If the computer systems misinterpret the date, items such as interest calculations on loans and deposits will be incorrect. This problem is commonly called the "Year 2000 Problem." A number of computer systems used by the Company in its day-to-day operations will be affected by this problem. Management has established a committee (the "Y2K Project Team") which has identified all affected systems and is currently working to ensure that this event will not disrupt operations. The Y2K Project Team reports regularly to the Bank's Board of Directors. The Bank is also working closely with outside computer vendors to ensure that all software corrections and warranty commitments are obtained and to arrange mock conversion testing. Testing of the Bank's core processing systems occurred in December 1998. The test is currently being evaluated but is thought to have been successful. The Bank's contingency plan has been completed and is in the process of being tested and evaluated. The Bank's Year 2000 project costs are not expected to have a material impact on its results of operations, liquidity or capital resources. The impact of Year 2000 noncompliance by all outside parties with whom the corporation may transact business cannot be gauged fully at this time.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998
------------------------------------------------------------------

NET INCOME

Net income was $479,000 for the three months ended December 31, 1998, which represents an increase in earnings of $11,000 or 2.2% compared to the same period in 1997.

Net Interest Income

Net interest income decreased $70,000 or 3.2% during the three months ended December 31, 1998 due to a decrease in total interest income and a slight increase in interest expense.

Interest income on loans decreased $155,000 or 4.7% during the quarter as the overall yield in the loan portfolio decreased from the previous year's quarter. Investment, mortgage-backed, and other securities interest income increased $106,000 or 10.5% during the three months ended December 31, 1998 due to an increase in the average balance in the investment portfolio despite a nine basis points decline in the average yield in the portfolio. Total interest income fell $49,000 or 1.1% during the three months ended December 31, 1998 compared to the same period in 1997.

Total interest expense increased $21,000 or 13.0% during the three months ended December 31, 1998 compared to the same period one-year earlier. Interest expense on deposits increased $172,000 or 9.6% during the period as deposits grew significantly compared to the average balance in 1997 despite the overall cost of deposits declining nine basis points in the 1998 quarter. Interest expense on advances and other borrowings decreased $151,000 during the three-months ended December 31, 1998 as the average amount of debt outstanding decreased in the 1998 period compared to 1997 as the overall cost of debt also decreased during the period.

               Security Federal Corporation and Subsidiary
            Management's Discussion and Analysis of Results of
                   Operations and Financial Condition

Provision for Loan Losses

Security Federal's provision for loan losses decreased $90,000 during the three months ended December 31, 1998 compared to the three months ended December 31,1997 due to management's continual analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $1.2 million at December 31, 1998 compared to $2.0 million at March 31, 1998. The ratio of allowance for loan losses to the Bank's total loans was 1.14% at December 31, 1998 compared to 1.09% at March 31, 1998.

Other Income

Total other income increased $220,000 during the three months ended December 31, 1998 compared to the same period one year earlier. Gain on sale of loans increased $180,000 during the period as the origination and sale of fixed rate mortgages increased dramatically due to the relatively low interest rate environment and an increase in the emphasis on the origination of mortgage loans. The net gain on sale of investments decreased $15,000 during the period while loan-servicing fees decreased $6,000 or 6.6% as the portfolio of loans serviced for others decreased. Service fees on deposit accounts grew $2,000 and income from real estate operations stemming from the Willow Woods partnership increased $7,000. Other miscellaneous income including credit life insurance commissions, gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions through Security Financial Services, and other miscellaneous fees increased $52,000 during the three months ended December 31, 1998.

General and Administrative Expenses

General and administrative expenses increased $222,000 or 13.1% during the three months ended December 31, 1998 compared to the same period in 1997 due mainly to an increase in salaries and employee benefits.

Salaries and employee benefits expense grew $136,000 or 15.6% due to an increase in staff in customer service positions and an increase in staffing to handle the increase in volume of mortgage loans. Occupancy expense increased $11,000 or 9.6% during the period. Advertising decreased $24,000 while the depreciation and maintenance of equipment expense increased $38,000 during the quarterly period. FDIC insurance premiums were virtually constant at $19,000 during both years as were the amortization of intangible expense of $116,000 during the three months December 31 in both 1998 and 1997. Other miscellaneous expense, consisting of legal, professional, and consulting expense, stationery and office supplies, and other sundry expenses, increased $61,000 during the period due mainly to an increase in repossessed assets expense.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 1998
-----------------------------------------------------------------

Net Income

Net income was $1,310,000 for the nine months ended December 31, 1998 that was a $14,000 or 1.1% decrease in earnings compared to the same period in 1997. The decrease was due to an increase in general and administrative expenses and a decrease in net interest income, offset in part by an increase in other income and a decrease in the provision for loan losses.

               Security Federal Corporation and Subsidiary
            Management's Discussion and Analysis of Results of
                   Operations and Financial Condition

Net Interest Income

Net interest income decreased $102,000 or 1.6% during the nine months ended December 31, 1998 due primarily to a decrease in interest income on loans and an increase in interest expense offset partially by an increase in interest income on investments, mortgage-backed, and other securities during the period.

Interest income on loans decreased $509,000 or 5.1% as the average balance and the average yield of the loan portfolio both decreased. Investment, mortgage-backed, and other investment securities interest income increased $921,000 as the size of the investment portfolio increased as the average overall yield in the portfolio was practically identical in both periods.

Total interest expense increased $515,000 or 8.7% during the nine months ended December 31, 1998 compared to the same nine months in 1997. Interest expense on deposits increased $651,000 or 13.1% due to significant deposit growth. Interest expense on advances and other borrowings decreased $135,000 during the period due to a decrease in borrowings and a slight decrease in the cost of debt.

Provision for Loan Losses

The provision for loan losses decreased $180,000 during the nine months ended December 31, 1998 due to management's analysis of the Bank's total loan portfolio. Net charge-offs were $266,000 for the nine months ended December 31, 1998 compared to $476,000 for the same period in the prior fiscal year. Future additions to the Bank's allowance for loan losses are dependent on, among other things, the performance of the Bank's loan portfolio, changes in real estate values, interest rates, and the economy.

Other Income

Total other income increased $438,000 or 29.7% during the nine months ended December 31, 1998 due primarily to an increase in the gain on sale of loans.

Gain on sale of loans increased $366,000 during the period due to an increase in the origination and sale of fixed rate mortgage loans. The net gain on sale of investments decreased $15,000 while loan servicing fees decreased $17,000 due to the shrinkage in loans serviced for others. The majority of fixed rate loans sold during the period were sold with servicing released. Service fees on deposit accounts dropped $19,000 or 3.0% while income from real estate operations in the Willow Woods partnership increased $32,000 as the number of lots sold increased during the period. Other miscellaneous income increased $51,000 or 4.4% during the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997.

General and Administrative Expenses

General and administrative expenses increased $556,000 or 10.4% primarily due to an increase in salaries and employee benefits expense during the nine months ended December 31, 1998.

Salaries and employee benefits expense increased $398,000 or 15.3% over the same period in the previous fiscal year due to normal annual increases and an increase in the number of customer contact associates and an increase in staff in mortgage loans to handle the increase in loan volume. Occupancy expense increased $19,000 or 5.4% while advertising expense increased $30,000 or 11.0%. Depreciation and maintenance of equipment increased $57,000 or 10.5% during the period. FDIC insurance premiums increased $1,000 or 2.2% while the amortization of intangibles expense was the same in both periods at $349,000. Other miscellaneous expense increased $51,000 or 4.4% during the nine months ended December 31, 1998 compared to the same period in 1997.

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

                                Security Federal Corporation



Date:  February 11, 1999        By: /s/ Roy G. Lindburg
       -----------------            ------------------------------
                                    Roy G. Lindburg
                                    Treasurer/CFO
                                    Duly Authorized Representative