Form 10KSB40
period 1999-03-31
SECURITY FEDERAL CORPORATION
filed 1999-06-28
CIK 818677

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                         ___________________________

                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended March 31, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  0-16120

                         SECURITY FEDERAL CORPORATION
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

      South Carolina                                        57-08580504
-----------------------------------------------        ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

1705 Whiskey Road South, Aiken, South Carolina                 29803
-----------------------------------------------        ----------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:        (803) 641-3000
                                                       ----------------------

Securities registered pursuant to Section 12(b)                None
of the Act:                                            ----------------------

Securities registered pursuant to Section 12(g)            Common Stock, par
of the Act:                                              value $0.01 per share
                                                       ----------------------
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

     The registrant's revenues for the fiscal year ended March 31, 1999 were $19,952,840.

     As of June 21, 1999, there were issued and outstanding 842,120 shares of the registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of June 21, 1999, was $30.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

                DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the Fiscal Year Ended March 31, 1999. (Parts I and II)
2. Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders. (Part III)
3. Registrant's Current Report Form 8-K dated January 27, 1998, as amended. (Part II, Item 8)

Transitional Small Business Disclosure Format (check one)  Yes     No  X
                                                               ---    ---

                                PART I

Item 1.     Business
            --------

Security Federal Corporation
----------------------------

     Security Federal Corporation (the "Company") was incorporated under the laws of the State of Delaware in July 1987 by authorization of the Board of Directors of Security Federal Savings Bank of South Carolina ("Security Federal" or the "Bank") for the purpose of becoming a savings and loan holding company that acquired all of the outstanding stock of Security Federal issued upon the conversion of Security Federal from the mutual to the stock form (the "Conversion"). Effective August 17, 1998, the Company changed its state of incorporation from Delaware to South Carolina.

     As a South Carolina corporation, the Company is authorized to engage in any activity permitted by South Carolina General Corporation Law. The Company is a unitary savings and loan holding company. Through the unitary holding company structure, it is possible to expand the size and scope of the financial services offered beyond those currently offered by the Bank. The holding company structure also provides the Company with greater flexibility than the Bank would have to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of stock thrift institutions as well as other companies. There are no current arrangements, understandings or agreements regarding any such acquisition. Future activities of the Company, other than the continuing operations of Security Federal, will be funded through dividends from Security Federal and through borrowings from third parties. See "Regulation -- Savings and Loan Holding Company Regulation" and "Taxation." Activities of the Company may also be funded through sales of additional securities or income generated by other activities of the Company. At this time, there are no plans regarding such sales of additional securities or such activities.

     At March 31, 1999, the Company had assets of approximately $254.7 million, deposits of approximately $216.5 million and shareholders' equity of approximately $19.6 million.

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

Selected Consolidated Financial Information
-------------------------------------------

     This information is incorporated by reference to page 3 of the 1999 Annual Report to Stockholders ("Annual Report").

Yields Earned and Rates Paid
----------------------------

     This information is incorporated by reference to page 10 of the Annual Report.

Rate/Volume Analysis
--------------------

     This information is incorporated by reference to page 9 of the Annual
Report.

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

     Adjustable rate mortgage loans ("ARMs") constituted approximately 38.8% of the Bank's total outstanding loan portfolio at March 31, 1999.

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


                                                         At March 31,
                       ----------------------------------------------------------------------------------
                            1999             1998             1997             1996             1995
                       --------------   --------------   --------------   --------------   --------------
                       Amount Percent   Amount Percent   Amount Percent   Amount Percent   Amount Percent
                       ------ -------   ------ -------   ------ -------   ------ -------   ------ -------
                                                     (Dollars in Thousands)

TYPE OF LOAN:
-------------
Fixed Rate Loans
----------------
Real Estate:
 Residential(1)......$  7,586   4.7%   $  9,981   7.0%  $ 14,835    9.9% $ 11,846   7.6%  $ 15,998
10.4%
 Commercial(2).......      --    --          --    --      1,916    1.2     2,280   1.6      2,580    1.7
                     -------- -----    -------- -----   --------  -----  -------- ------  --------  -----
  Total real estate
   loans.............   7,586   4.7       9,981   7.0     16,751   11.1    14,126   9.2     18,578   12.1
Commercial business..  27,812  17.3      21,863  15.3     20,970   14.0    15,804  10.2     11,986    7.8
Consumer(3)..........  28,492  17.7      29,257  20.5     24,180   16.1    22,635  14.6     20,450   13.3
                     -------- -----    -------- -----   --------  -----  -------- ------  --------  -----
  Total fixed rate
   loans.............  63,890  39.7      61,101  42.8     61,901   41.2    52,565  34.0     51,014   33.2
                     -------- -----    -------- -----   --------  -----  -------- ------  --------  -----
Adjustable rate loans
---------------------
Real Estate:
 Residential(1)......  59,507  36.9      37,701  26.4     35,910   23.9    48,718  31.5     51,004   33.1
 Commercial(2).......   2,984   1.9       3,956   2.8      4,612    3.1     8,350   5.4     10,428    6.8
                     -------- -----    -------- -----   --------  -----  -------- ------  --------  -----
  Total real estate
   loans.............  62,491  38.8      41,657  29.2     40,522   27.0    57,068  36.9     61,432   39.9
Commercial business..  21,530  13.4      22,637  15.9     25,078   16.7    22,960  14.8     17,732   11.5
Consumer(3)..........  13,140   8.1      17,242  12.1     22,714   15.1    22,175  14.3     23,639   15.4
                     -------- -----    -------- -----   --------  -----  -------- ------  --------  -----
  Total adjustable
   rate loans........  97,161  60.3      81,536  57.2     88,314   58.8   102,203  66.0    102,803   66.8
                     -------- -----    -------- -----   --------  -----  -------- ------  --------  -----
  Total loans........ 161,051 100.0%    142,637 100.0%   150,215  100.0%  154,768 100.0%   153,817
100.0%
                              =====             =====             =====           =====             =====
Less
----
Loans in process.....   7,151             3,176            1,375              474            2,419
Deferred fees and
 discounts...........     199               225              303              395              466
Allowance for loan
 losses..............   1,715             1,512            1,768            1,759            1,955
                     --------          --------         --------         --------         --------
  Total loans
   receivable........$151,986          $137,724         $146,769         $152,140         $148,977
                     ========          ========         ========         ========         ========
-------------
(1)   Includes $1.6 million, $1.8 million, $1.6 million, $2.5 million and $2.5 million in multi-family dwellings at March 31, 1999, 1998, 1997 and 1996, 1995, respectively.  Includes residential construction loans.
(2)   Includes acquisition, development and commercial construction loans.
(3)   Includes home improvement loans.





                                                         At March 31,
                       ----------------------------------------------------------------------------------
                            1999             1998             1997             1996             1995
                       --------------   --------------   --------------   --------------   --------------
                       Amount Percent   Amount Percent   Amount Percent   Amount Percent   Amount Percent
                       ------ -------   ------ -------   ------ -------   ------ -------   ------ -------
                                                     (Dollars in Thousands)

TYPE OF SECURITY:
----------------
Real Estate Loans:
 Residential(1)..... $ 52,860   32.8%  $  44,232  31.0%  $ 46,782   31.1% $ 59,613   38.5% $ 60,528
39.3%
 Commercial.........    2,984    1.9       3,956   2.8      6,528    4.4     9,977    6.5    11,203   7.3
 Construction.......   14,233    8.8       3,450   2.4      3,963    2.6     1,604    1.0     8,279   5.4
                     --------  -----    -------- -----   --------  -----  -------- ------  -------- -----
  Total real estate
   loans............   70,077   43.5      51,638  36.2     57,273   38.1    71,194   46.0    80,010  52.0
                     --------  -----    -------- -----   --------  -----  -------- ------  -------- -----
Commercial business.   49,342   30.6      44,500  31.2     46,048   30.7    38,764   25.1    29,718  19.3
Consumer loans:
 Deposit account....    1,213    0.8       1,275   0.9      1,299    0.9     1,299    0.8     1,145   0.8
 Home equity........   15,818    9.8      20,202  14.1     21,446   14.3    14,767    9.6    16,029  10.4
 Home improvement...   14,903    9.3      16,088  11.3     13,299    8.8    18,154   11.7    16,283  10.6
 Other..............    9,698    6.0       8,934   6.3     10,850    7.2    10,590    6.8    10,632   6.9
                     --------  -----    -------- -----   --------  -----  -------- ------  -------- -----
  Total consumer
   loans............   41,632   25.9      46,499  32.6     46,894   31.2    44,810   28.9    44,089  28.7
                     --------  -----    -------- -----   --------  -----  -------- ------  -------- -----
    Total loans.....  161,051  100.0%    142,637 100.0%   150,215  100.0%  154,768  100.0%  153,817
100.0%
                               =====             =====             =====            =====           =====
Less:
Loans in process....    7,151              3,176            1,375              474            2,419
Deferred fees and
 discounts..........      199                225              303              395              466
Allowance for loan
 losses.............    1,715              1,512            1,768            1,759            1,955
                     --------           --------         --------         --------         --------
  Total loans
   receivable....... $151,986           $137,724         $146,769         $152,140         $148,977
                     ========           ========         ========         ========         ========
   ---------------
(1)    Includes $1.6 million, $1.8  million, $1.6 million, $2.5 million and $2.5 million in multi-family dwellings for fiscal years ended March 31, 1999, 1998, 1997, 1996 and 1995, respectively.

                                                                  4

     The following schedule illustrates the interest rate sensitivity of Security Federal's loan portfolio at March 31, 1999. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period when the contract is due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                       At March 31, 1999
                         --------------------------------------------------
                             Real Estate
                         -------------------
                          Resi-       Com-     Con-     Commercial
                         dential(1)  mercial   sumer(2)  Business    Total
                         -------     -------   -----     --------    -----
                                             (In Thousands)
Six months or less(3)...$ 6,947      $   --   $ 2,591    $ 4,877   $  14,415
Over six months to
  one year..............  1,500          --     2,585      4,670       8,755
Over one year to
  three years...........  1,479          --     5,565     11,172      18,216
Three to five years.....  2,164          --     7,506     14,211      23,881
Over five to ten years..  3,710       2,273    10,577      8,602      25,162
Over ten to twenty
  years................. 21,557         711    12,808      5,810      40,886
More than twenty years.. 22,585          --        --         --      22,585
                         ------      ------   -------     ------    --------
   Total(4).............$59,942      $2,984   $41,632    $49,342    $153,900
                        =======      ======   =======    =======    ========
-------------
(1)  Includes multi-family dwellings.
(2)  Includes home improvement loans and equity line of credit loans.
(3) Includes demand loans, loans having no stated maturity and overdraft loans.
(4) Loan amounts are net of undisbursed funds for loans in process of $3.2 million.

     The total amount of loans due after March 31, 2000, which have predetermined or fixed interest rates is $53.1 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $77.6 million.

     Loan Originations, Purchases and Sales. The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                              Year Ended March 31,
                                 -------------------------------------------
                                   1999     1998     1997      1996    1995
                                   ----     ----     ----      ----    ----
                                                 (In Thousands)
Originated(1):
Real estate:
Adjustable rate - residential...$ 36,906  $12,080  $ 8,046  $ 3,684  $28,608
Adjustable rate - commercial....     518       --       --       --      187
                                --------  -------  -------  -------  -------
  Total adjustable rate.........  37,424   12,080    8,046    3,684   28,795

Fixed rate - residential........   6,020    3,444    5,636    5,332    4,729
Fixed rate - commercial.........      --       --       14       --       --
                                --------  -------  -------  -------  -------
  Total fixed rate..............   6,020    3,444    5,650    5,332    4,729

Non-real estate:
Consumer........................  19,564   20,103   18,574   16,994   18,362
Commercial business.............  24,731   13,698   20,576   27,465   25,529
                                --------  -------  -------  -------  -------
   Total non-real estate........  44,295   33,801   39,150   44,459   43,891
                                --------  -------  -------  -------  -------
      Total loans originated....$ 87,739  $49,325  $52,846  $53,475  $77,415
                                ========  =======  =======  =======  =======

                     (table continued on following page)

                                              Year Ended March 31,
                                 -------------------------------------------
                                   1999     1998     1997      1996    1995
                                   ----     ----     ----      ----    ----
                                                  (In Thousands)

Purchased.......................     --        --        --       --      --

Sold(1):
Fixed rate:
  Real estate - residential..... $ 5,644  $ 3,396   $ 5,810  $ 5,496   $3,090
Adjustable rate:
  Real estate - residential.....      --       --        --       --    4,450
Principal repayments(2).........  63,680   53,507    51,589   47,028   50,006
(Increase) decrease in other
  items, net....................  (4,153)  (1,467)     (818)   2,212    3,760

Net increase (decrease).........  14,262  $(9,045)  $(5,371)  $3,163  $23,629

-------------
(1) Does not include loans in the amount of $28.1 million, $7.9 million, $6.4 million, $6.9 million and $8.4 million that were originated with prior commitments to be purchased by institutional investors and sold during the fiscal years ended March 31, 1999, 1998, 1997, 1996 and 1995, respectively.
(2) Includes securizations of fixed rate residential loans in the amount of $2.8 million for the fiscal year ended 1997.

     In addition to interest earned on loans, the Bank receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for the creation of the loan.

     The Bank's loan origination fees generally range from 1% to 2% on conventional residential mortgages, commercial real estate loans and commercial business loans. The total fee income (including amounts amortized to income as yield adjustments) for the fiscal year ended March 31, 1999 was $467,112.

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

                                           At or for the Year Ended March 31,
                                           ----------------------------------
                                             1999        1998        1997
                                             ----        ----        ----
                                                      (In Thousands)
Net deferred loan origination fees
  earned during the period(1)............  $198,065    $111,528    $119,818

Mortgage loan origination fees earned as
  a percentage of total loans originated
  during the period......................       0.5%        0.7%        0.9%

Net deferred loan origination fees in
  loan portfolio at end of period........  $199,549    $224,973    $303,199

------------
(1) Includes amounts amortized to interest income as yield adjustments. Does not include fees earned on loans sold.

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

     Secondary market sales have been made primarily to the FHLMC or FNMA and other savings and loan associations, banks, and other investors. The FHLMC and FNMA are quasi-governmental agencies that purchase residential mortgage loans from federally insured financial institutions and certain other lenders. All loans sold were sold without recourse to Security Federal. Security Federal ordinarily retains the servicing of the loans (i.e., collection of principal and interest payments) sold to the FHLMC or FNMA, for which it generally recognizes a fee of 1/4 to 1/2 of one percent per annum of the unpaid principal balance of each loan. At March 31, 1999, Security Federal serviced approximately $129.4 million in mortgage loans, including approximately $64.0 million which the Bank serviced for others. Loans sold to other investors are generally sold with servicing released.

     Most of the Bank's fixed-rate mortgage loans are underwritten according to standards that would allow them to be sold into the secondary market. The Bank currently sells in the secondary market substantially all of its fixed-rate loans with terms to maturity of 15 years or greater. For the fiscal year ended March 31, 1999, $28.5 million in loans were originated with prior commitments to purchase such loans by other institutional investors at a fixed price. These loans were carried in the Bank's "loans held for sale" portfolio. In addition, during fiscal 1999, $5.6 million in loans were originated and sold to FHLMC and FNMA. At March 31, 1999, fixed-rate, residential mortgage loans totaled $7.6 million, or 4.7% of the Bank's loan portfolio. The Bank's fixed-rate single-family residential loans normally have remained outstanding for significantly shorter periods because the borrowers have prepaid the loans in full upon sale of the security property, due to the due-on-sale clauses generally contained in the Bank's first mortgages, or upon the refinancing of the original loan.

     At March 31, 1999, the Bank held $1.6 million of loans for sale. All of such loans were originated for other financial institutions based upon prior commitments to purchase the loans at a set price. As a result, these loans present no market risk to Security Federal. These loans are normally delivered and paid for within 30 days after the date of closing.

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

     Upon receipt of a loan application and all required related information from a prospective borrower, the loan application is submitted for approval or rejection. The residential mortgage loan underwriter approves loans which meet FHLMC and FNMA underwriting requirements, not to exceed $240,000 per loan, and the government loan direct endorser approves Federal Housing Administration ("FHA") loans not to exceed $115,200 and Veterans'

Administration ("VA") loans not to exceed $204,000. However, the Bank does submit some FHA and VA loans to the Department of Housing and Urban Development for approval. The Chairman, Chief Executive Officer, Senior Mortgage Officer or Senior Consumer/Commercial Loan Officer approve loans of $200,000 or less, except as set forth above. Loans in excess of $200,000 require approval of one of the above and the Chairman of the Board and any loan in an amount in excess of $300,000 must be approved by the Bank's Executive Committee, which operates as the Bank's Loan Committee. The loan approval limits shown are the aggregate of all loans to any one borrower or entity.

     The general policy of Security Federal is to issue loan commitments to qualified borrowers for a specified time period. These commitments are generally for a period of 45 days or less. With management approval, commitments may be extended for a longer period. The total outstanding amount of mortgage loan commitments issued by Security Federal as of March 31, 1999, was approximately $514,000 (excluding undisbursed portions of construction loans in process). Security Federal also had outstanding commitments available on retail lines of credit (including home equity and other consumer loans) totaling $20.8 million as of March 31, 1999. See Note 13 of Notes to Consolidated Financial Statements.

     Permanent Residential Mortgage Lending. Residential real estate mortgage loans constituted approximately 41.6% of the Bank's total outstanding loan portfolio at March 31, 1999.

     Security Federal offers a variety of ARMs which offer adjustable rates of interest, payments, loan balances or terms to maturity which vary according to specified indices. The Bank's ARMs generally have a loan term of 15 to 30 years with rate adjustments every one to three years during the term of the loan. Most of the Bank's ARMs contain a 100 or 200 basis point limit as to the maximum amount of change in the interest rate at any adjustment period and a 500 or 600 basis point limit over the life of the loan. The Bank generally originates ARMs to hold in its portfolio. Such loans are generally made consistent with FHLMC and FNMA guidelines. At March 31, 1999, residential ARMs totaled $59.5 million, or 36.9% of the Bank's loan portfolio. For the year ended March 31, 1999, the Bank originated $43.4 million in residential real estate loans, 86.1% of which had adjustable rates of interest.

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

     The Bank also provides construction financing for single family dwellings both to owner-occupants and to builders for resale. Construction loans are generally made for periods of six months to one year. Typically, interest rates on interim construction loans are made on a fixed-rate basis. At March 31, 1999, residential construction loans on one- to four-family dwellings totaled $14.2 million, or 8.8% of the Bank's loan portfolio. In addition to the factors mentioned above concerning the creditworthiness of the borrower, on loans of this type the Bank seeks to evaluate the financial condition and prior performance of the builder.

     Commercial Real Estate Loans.   The commercial real estate and other
non-residential loans ("commercial real estate loans") originated by the Bank are primarily secured by business properties, churches, income property developments, and undeveloped land. At March 31, 1999, the Bank had approximately $3.0 million, or 1.9% of the Bank's total loan portfolio, in commercial real estate loans.

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

      At March 31, 1999, the Bank did not have any commercial real estate loans with principal balances in excess of $2.0 million. Federal law restricts the Bank's permissible lending limits to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus. The Bank has only infrequently made loans to one borrower equal to the amount federal law allows or approximately $2.9 million at March 31, 1999.

     Permanent commercial real estate loans are generally offered with payments based on a 15- to 30-year amortization schedule but with adjustments in the interest rate every one to three years. Such interest rate adjustments are generally based on the rate for one year U.S. Treasury Securities, or the prime rate of interest, plus a margin and may not exceed 200 basis points at any adjustment period.

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

     At March 31, 1999, commercial business loans totaled $49.3 million, or 30.6% of the Bank's loan portfolio. Although commercial business loans, like consumer loans, involve a higher level of risk than one-to four- family residential mortgage loans, they generally carry higher yields and have shorter terms to maturity than one- to four- family residential mortgage loans.

     Consumer Loans. The Bank originates consumer loans for any personal, family or household purpose, including but not limited to the financing of home improvements, automobiles, boats, mobile homes, recreational vehicles and education. In addition, the Bank has expanded its home equity lending program. Home equity loans are secured by mortgage lines on the borrower's principal or second residence. At March 31, 1999, the Bank had $10.3 million of home equity lines of credit outstanding and $15.5 million of additional commitments of such lines of credit. The Bank also makes secured and unsecured lines of credit available. Although consumer loans involve a higher level of risk than one- to four-family residential mortgage loans, they generally carry higher yields and have shorter terms to maturity than one- to four-family residential mortgage loans. The Bank has increased its origination of consumer loans during the past several years and at March 31, 1999, the Bank had total consumer loans of $41.6 million, or 25.9% of the Bank's loan portfolio.

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

     The Bank also has a credit card program. As of March 31, 1999, 946 Visa credit cards had been issued by the Bank with total approved credit lines of $2.0 million, of which $504,000 was outstanding.

Loan Delinquencies and Defaults
-------------------------------

     General. The Bank's collection procedures provide that when a real estate loan is approximately 20 days past due, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and establish a program to bring the loan current. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates foreclosures proceedings after the customer has been notified by certified mail. At March 31, 1999, the Bank had property acquired as the result of foreclosures, in-substance foreclosure or by deed in lieu of foreclosure and classified as "real estate owned" valued at $154,000.

     Delinquent Loans. The following table sets forth information concerning delinquent mortgage and other loans at March 31, 1999. The amounts presented represent the total remaining principal balances of the related loans (before specific reserves for losses), rather than the actual payment amounts which are overdue.



                                      Real Estate                               Non-Real Estate
                           --------------------------------------    ------------------------------------
-
                                                                                             Commercial
                             Residential            Commercial           Consumer            Business
                              -----------------    -----------------    -----------------     -----------
----
                           Number     Amount    Number     Amount    Number     Amount     Number
Amount
                           ------     ------    ------     ------    ------     ------     ------   -----
-
                                                              (Dollars in Thousands)
Loans delinquent for:
30 - 59 days.............     4     $168,000      --         --         57     $595,000       6
$151,000
60 - 89 days.............     3      226,000      --         --         10       64,000       1
18,000
90 days and over.........     8      362,000      --         --         27      307,000       2
513,000
                           ----     --------    ----       ----       ----     --------    ----    ------
--
Total delinquent loans...    15     $756,000      --         --         94     $966,000       9
$682,000
                           ====     ========    ====       ====       ====     ========    ====
========

     Classified Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulation requires savings associations to classify their own assets and to establish prudent general allowances for loan losses for assets classified "substandard" or "doubtful." For the portion of assets classified as "loss", an institution is required to either establish specific allowances of 100% of the amount classified or charge off such amount. In addition, the OTS may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of an association. Assets which do not currently expose the savings association to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are designated "special mention" by management.

     At March 31, 1999, approximately $24,000, $355,000 and $59,000 of the
Bank's assets were classified "special mention," "substandard" and "doubtful," respectively. On such date, the Bank had $8,000 of loans classified as "loss." As of March 31, 1999, there were loans totaling $706,000 which were troubled debt restructuring within the meaning of FASB No. 15 of which $525,000 was classified substandard and $26,000 was classified doubtful. The Bank's classification of assets is consistent with OTS regulatory classifications.

     For additional information regarding the treatment of impaired loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Accounting and Reporting Changes" contained in the Annual Report.

     Non-performing Assets. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. In addition, all loans are placed on non-accrual status when the loan becomes 90 days or more contractually delinquent. All consumer loans more than 90 days delinquent are charged against the consumer loan allowance for loan losses unless there is adequate collateral which is in the process of being repossessed or foreclosed on. Except for loans restructured during fiscal 1995 contained in the table below, the Bank has had no troubled debt restructuring which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Other loans of concern are those loans (not delinquent more than 60 days) that management has determined need to be closely monitored as the potential exists for increased risk on these loans in the future. Nonperforming loans are reviewed monthly on a loan by loan basis. Specific reserves associated with these loans will vary based on estimates of recovery for each loan.

     The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio.

                                                   March 31,
                                 -------------------------------------------
                                   1999     1998     1997      1996    1995
                                   ----     ----     ----      ----    ----
                                           (Dollars in Thousands)
Loans Delinquent
60 to 89 Days:
 Residential....................  $ 226  $   79    $   56    $  452    $ 148
 Commercial real estate.........     --      --        --        --      172
 Consumer.......................     64     113       289       226       47
 Commercial business............     18     195       142       490        9
                                 ------  ------    ------    ------    -----
   Total........................ $  308  $  387    $  487    $1,168    $ 376
                                 ======  ======    ======    ======    =====
   Total as a percentage of
     total assets...............   0.12%   0.18%     0.24%     0.54%    0.18%

Non-Accruing Loans Delinquent
90 Days or More:
 Residential.................... $  362  $  570    $  105    $  453    $ 264
 Commercial real estate.........     --      --        --       542       --
 Consumer.......................    307     432       446       154      122
 Commercial business............    513   1,032       330       255       50
                                 ------  ------    ------    ------    -----
   Total........................ $1,182  $2,034    $  881    $1,404    $ 436
                                 ======  ======    ======    ======    =====
   Total as a percentage of
     total assets...............   0.46%   0.94%     0.44%     0.65%    0.21%

Troubled debt restructurings.... $  706  $  763(3) $  829(2) $  487(1) $ 780
Real estate owned............... $  154  $  165    $   52    $  719    $1,521
Allowance for loan losses....... $1,715  $1,512    $1,768    $1,759    $1,955
________________
(1)  Included in non-accruing loan totals.
(2) $89,000 of troubled debt restructurings are included in non-accruing loans.
(3) $86,000 of troubled debt restructurings are included in non-accruing loans.

     For the fiscal year ended March 31, 1999, the interest income which would have been recognized with respect to non-accruing loans, had such loans been current in accordance with their original terms and with respect to troubled debt restructurings, had such loans been current in accordance with their original terms, totaled $110,000.

     At March 31, 1999, non-accrual loans totaled $1.2 million compared to $2.0 million at March 31, 1998. Until March 31, 1998, the Bank had classified all loans as non-accrual when they were 60 days or more delinquent. Beginning March 31, 1998, the Bank has classified all loans as non-accrual when they are 90 days or more delinquent as is more common industry practice. Included in non-accruing loans at March 31, 1999 were eight one- to four-family real estate mortgage loans totaling $362,000 and two commercial loans totaling $513,000 and 27 consumer loans totaling $307,000. Of the $307,000 in consumer loans on non-accrual status at fiscal year end, no loan exceeded $60,000 at fiscal year end. Of the $513,000 in non-accruing commercial business loans at March 31, 1999, no loan exceeded $500,000.

     The Bank had five loans totaling $706,000 at fiscal year end which were troubled debt restructurings compared to four loans of $763,020 at March 31, 1998, of which one loan of $86,000 was also on non-accrual status. Of the five troubled debt restructurings at March 31, 1999, no loans were on non-accrual status. The five loans consisted of a $155,000 consumer loan partially secured by a principal residence and four commercial business loans totaling $551,000 secured by commercial real estate and business assets. All five loans are considered well secured and no loss is anticipated at this time.  All troubled debt restructurings are
also considered impaired.   At March 31, 1999, the Bank held $880,000 in
impaired loans compared to $872,195 at March 31, 1998.

     At March 31, 1999, real estate acquired through foreclosure had an outstanding book value of $154,000 and consisted of two properties.

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

     The Bank seeks to establish and maintain sufficient reserves for estimated losses on specifically identified loans and real estate where such losses can be estimated. Additionally, general reserves for estimated possible losses are established on specified portions of the Bank's portfolio such as consumer loans and higher risk residential construction mortgage loans based on management's estimate of the potential loss for loans which normally can be classified as higher risk. Specific and general reserves are based on, among other criteria (1) the risk characteristics on the loan portfolio, (2) current economic conditions on a local as well as a statewide basis, (3) actual losses experienced historically, and (4) the level of reserves for possible losses in the future. Additionally, a reserve is maintained for uncollected interest on loans 90 days or more past due.

     At March 31, 1999, total reserves relating to loans were $1.7 million.
In determining the adequacy of the reserve for loan losses, management reviews past experience of loan charge-offs, the level of past due and non-accrual loans, the size and mix of the portfolio, general economic conditions in the market area, and individual loans to identify potential credit problems. Commercial business and consumer loans have increased to $91.0 million, or 56.5% of the Bank's total loan portfolio, at March 31, 1999, and it is anticipated there will be a continued emphasis on this type of credit. Although commercial business and consumer loans carry a higher level of credit risk than conventional residential mortgage loans, the level of reserves reflects management's continuing evaluation of this risk based on upon the Bank's past loss experience. At fiscal year end, the Bank's ratio of loans delinquent more than 60 days to total assets was 0.58%. These delinquent loans are considered to be well secured and are in the process of collection. Management believes that reserves for loan losses are at a level adequate to provide for inherent loan losses. Although management believes that it has considered all relevant factors in its estimation of future losses, future adjustments to reserves may be necessary if conditions change substantially from the assumptions used in making the original estimations. Regulators will from time to time evaluate the allowance for loan losses which are subject to adjustments based upon the information available to the regulators at the time of their examinations.

     At March 31, 1999, the Bank had no allowance for losses on real estate owned.

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                  At March 31,
                                 -------------------------------------------
                                   1999     1998     1997      1996    1995
                                   ----     ----     ----      ----    ----
                                           (Dollars in Thousands)

Balance at beginning of year..... $1,512   $1,768  $1,759    $1,955   $1,735

Provision charged to operations...   600      780     300       230      300

Charge-offs:
 Residential real estate .........     2       --      64         5       --
 Commercial real estate...........    --       --      --        --        3
 Commercial business..............   193      660      59       330       --
 Consumer.........................   235      633     198       137      102
                                  ------   ------  ------    ------   ------
   Total charge-offs..............   430    1,293     321       472      105
                                  ------   ------  ------    ------   ------
Recoveries:
 Residential real estate..........    --       --      --        --       --
 Commercial business..............     2       56      --        --       --
 Consumer.........................    31      201      30        46       25
                                  ------   ------  ------    ------   ------
   Total recoveries...............    33      257      30        46       25
                                  ------   ------  ------    ------   ------
Balance at end of year............$1,715   $1,512  $1,768    $1,759   $1,955
                                   =====   ======  ======    ======   ======
Ratio of net charge-offs during
 the year to average loans out-
 standing during the year.........  0.28%    0.72%   0.19%     0.28%    0.06%
                                    ====     ====    ====      ====     ====


     The distribution of the Bank's allowance for loan losses at the dates indicated is summarized as follows:

                                                        At March 31,
                      -----------------------------------------------------------------------------------
                            1999             1998            1997              1996            1995
                      ---------------- ---------------  ---------------  ---------------- ---------------
                              Percent          Percent          Percent          Percent         Percent
                              of Loans         of Loans         of Loans         of Loans        of Loans
                              in Each          in Each          in Each          in Each         in Each
                              Category         Category         Category         Category        Category
                              to Total         to Total         to Total         to Total        to Total
                      Amount  Loans    Amount  Loans    Amount  Loans    Amount  Loans    Amount Loans
                      ------  -------- ------  -------- ------  -------- ------  -------- ------ --------
                                                (Dollars in Thousands)

Residential...........$  198     41.6%  $  140    33.4%  $   81    33.7%   $  460   39.1%   $  460
43.4%
Commercial real
  estate .............    42      1.9       42     2.8       42     4.4       131    6.9        96
8.5
Consumer .............   647     25.9      551    32.6      734    31.2       568   28.9       800
28.7
Commercial business...   828     30.6      779    31.2      911    30.7       600   25.1       599
19.4
                      ------    -----   ------   -----   ------   -----    ------  -----    ------   ----
-
   Total..............$1,715    100.0%  $1,512   100.0%  $1,768   100.0%   $1,759  100.0%   $1,955
100.0%
                      ======    =====   ======   =====   ======   =====    ======  =====    ======
=====


Service Corporation
-------------------

      As a federally chartered savings bank, Security Federal is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. At March 31, 1999, Security Federal's net investment in its service corporations (including loans to service corporations) totaled $362,000. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings bank may engage in directly.

      Security Financial Services Corporation. SFSC was incorporated in 1975 as a wholly owned subsidiary of the Bank. Its primary activity is investment brokerage services.

      Real Estate Partnership. The Company also develops real estate through two real estate partnerships which it purchased from SFSC at market value in December 1995. Each project was designed primarily to develop and sell residential lots in and around the Bank's primary lending area. One project was completed during fiscal 1998. Total investment of the Company in the remaining project at March 31, 1999, was approximately $187,000. The Company has no plans for additional real estate ventures.

      During fiscal 1988, SFSC completed construction on the first phase of Currytowne, a joint venture development of single-family residential lots located in Edgefield County, South Carolina, near North Augusta. This phase contains 84 lots. By fiscal 1997 year end, all lots had been sold. The partnership was completely liquidated in January 1998.

      During fiscal 1990, SFSC entered into a joint venture agreement, known as Willow Woods, to develop 97.2 acres of land in Aiken County into approximately 150 single family residential lots. SFSC is a 50% partner in the joint venture. The first phase of this development containing 51 lots was completed in May of 1991, and as of March 31, 1999, 50 lots have been sold. Construction on the second phase of Willow Woods was completed in May 1994 and contains 40 single family residential lots, of which 35 had been sold as of March 31, 1999.

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

      Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of March 31, 1999, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was approximately 37%.

      The following table sets forth the composition of the Company's portfolio of securities and other investments, not including mortgage-backed securities.

                                                    At March 31,
                                        -------------------------------------
                                           1999          1998         1997
                                           ----          ----         ----
                                                   (In Thousands)

Interest-bearing deposits with banks...  $     --       $    --      $     --
Other interest earning assets..........    2,406             --         2,713
                                         -------        -------      --------
    Total..............................  $ 2,406        $    --      $  2,713
                                         =======        =======      ========
Securities:
Available for sale:
 U.S. Treasury obligations.............    5,054         50,083       $23,717
 FHLB securities.......................   43,358
Federal Farm Credit Bank securities....    7,985             --            --
 FHLMC bonds...........................      963          4,514           499
                                         -------        -------       -------
  Total securities available for sale..   57,360         54,597        24,216
                                         -------        -------       -------
Held to Maturity:
 FHLB securities.......................       --          2,364         6,478
 FNMA securities.......................      337            500           500
 Federal Farm Credit Bank securities...       --             --            --
 FHLMC bonds...........................       --          1,000         1,000
                                         -------        -------       -------
  Total securities held to maturity....      337          3,864         7,978
                                         -------        -------       -------
Total securities(1)....................   57,697         58,461        32,194
FHLB stock.............................    1,245          1,349           786
                                         -------        -------       -------
Total securities and FHLB stock (1)....  $58,942        $59,810       $32,980
                                         =======        =======       =======
---------------
(1)  Does not include mortgage-backed securities.

     At March 31, 1999, the Company did not have any investment securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total book value in excess of 10% of stockholders' equity.

     The following table sets forth the maturities or repricing of investment securities and FHLB stock at March 31, 1999, and the weighted average yields of such securities and FHLB stock (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security). Callable securities are shown at their likely call dates based on current interest rates.

                                     Maturing or Repricing
                -------------------------------------------------------------
                                  After One       After Five
                    Within        But Within      But Within        After
                   One Year       Five Years      Ten Years       Ten Years
                -------------   -------------   -------------   -------------
                Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield
                ------  -----   ------  -----   ------  -----   ------  -----
                                    (Dollars in Thousands)

U.S.
 Government
 and other
 agency ob-
 ligations.... $23,830  5.97%  $32,970   5.82%  $   996  5.22%  $   --    --%
FHLB stock....      --    --     1,245   7.50        --    --       --    --
               -------  ----   -------   ----   -------  ----   ------  ----
  Total....... $23,830  5.97%  $34,215   5.88%  $   996  5.22%  $   --    --%
               =======  ====   =======   ====   =======  ====   ======  ====

     For information regarding the market value of the Bank's securities portfolios, see Notes 2 and 3 of Notes to Consolidated Financial Statements.

     The Bank has sold securities under an agreement to repurchase when it is a cost effective method to acquire funds. The Bank did not engage in such transactions during fiscal 1999. See "-- Borrowings."

     Mortgage-backed securities. Security Federal has a portfolio of mortgage-backed securities which it holds for investment. Such mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Under the Bank's risk-based capital requirement, mortgage-backed securities have a risk weight of 20% (or 0% in the case of Government National Mortgage Association ("GNMA") securities) in contrast to the 50% risk weight carried by residential loans. See "Regulation."

     The Bank had $9.4 million, $4.4 million and $4.8 million of mortgage-backed securities issued by the FHLMC at March 31, 1999, 1998 and 1997, respectively. The Bank had $8.7 million in mortgage backed securities issued by FNMA and $9.4 million issued by GNMA at March 31, 1999 and none at March 1998 or 1997.

                                 1999      1998     1997
                                 ----      ----     ----
                                      (In Thousands)
Available for Sale:
FHLMC.........................  $ 6,185   $   --   $   --
FNMA..........................    8,664       --       --
GNMA..........................    9,827       --       --
                                -------   ------   ------
   Total                        $24,676   $   --   $   --
                                =======   ======   ======

     The following table sets forth the composition of the mortgage-backed securities portfolio at the dates indicated. There were no mortgage-backed securities classified as available for sale at the dates indicated.

                                               At March 31,
                                 -----------------------------------------
                                    1999           1998           1997
                                 ----------     ----------      ----------
                                 Book Value     Book Value      Book Value
                                 ----------     ----------      ----------
                                               (In Thousands)
Held to Maturity:
FHLMC..........................    $3,196          $4,352         $4,777
                                   ======          ======         ======

     At March 31, 1999, the Company did not have any mortgage-backed securities (exclusive of obligations of agencies of the U.S. Government) issued by any one entity with a total book value in excess of 10% of stockholders equity.

     For information regarding the market values of Security Federal's mortgage-backed securities portfolio, see Notes 2 and 3 of the Notes to Consolidated Financial Statements.

     The following table sets forth the maturities or repricings and the weighted average yields of the mortgage-backed securities at March 31, 1999. Not considered in the preparation of the table below is the effect of prepayments.


                          Maturing or Repricing
         ----------------------------------------------------- March 31, 1999
           Less Than       1 to 5       5 to 10        Over         Balance
            1  Year        Years         Years       Ten Years    Outstanding
         ------------  ------------  ------------  ------------  -------------
         Amount Yield  Amount Yield  Amount Yield  Amount Yield  Amount  Yield
         ------ -----  ------ -----  ------ -----  ------ -----  ------  -----
                                   (Dollars in Thousands)

FHLMC....$1,226 5.91%  $5,534 5.86%  $1,936 5.95%  $   --   --%  $ 8,696 5.89%
FHLMC....   497 6.39    1,962 6.33    3,501 5.88    3,485 6.55     9,445 6.25
GNMA..... 7,319 5.68      310 6.12      509 6.10    1,698 5.98     9,836 5.77
         ------ ----   ------ ----   ------ ----   ------ ----   ------- ----
Total....$9,042 5.75%  $7,806 5.99%  $5,946 5.92%  $5,183 6.36%  $27,977 5.97%
         ====== ====   ====== ====   ====== ====   ====== ====   ======= ====

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

      Occasionally, Security Federal sells its 15 and 30-year fixed rate loans in the secondary market. In addition, the Bank originates loans for other financial institutions with their prior commitment to purchase the loan at a set price. The amount of these loans originated and sold depends primarily on loan demand. During fiscal 1999, the Bank originated $28.5 million of such loans for other financial institutions. See "-- Loan Originations, Purchases and Sales."

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

     At March 31, 1999, the Bank had no brokered deposits. In addition, the Bank believes that, based on its experience over the past several years, its passbook and transaction accounts are stable sources of deposits.

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs for the periods indicated.

                                           At March 31,
                      -------------------------------------------------------
                            1999              1998                1997
                      ---------------    ---------------      ---------------
                             Percent            Percent              Percent
                      Amount of Total    Amount of Total      Amount of Total
                      ------ --------    ------ --------      ------ --------
                                      (Dollars in Thousands)
Interest Rate Range:
-------------------
Passbook accounts
 0 % - 3.00% ........ $ 11,848    5.5%  $12,328     6.8%     $13,451     8.0%
NOW and other
 transaction
 accounts 0% - 1.09%.   53,436   24.7    47,414     26.1      43,602    26.0
Money market funds
 2.20% - 5.13%.......   49,370   22.8    27,902     15.3      11,641     6.9
                      --------  -----  --------    -----    --------   -----
  Total non-
    certificates..... $114,654   52.9    87,644     48.2      68,694    40.9
                      --------  -----  --------    -----    --------   -----
Certificates:
0.00-4.99%...........   31,101   14.4     3,087      1.7       3,936     2.3
5.00-6.99%...........   70,640   32.6    90,920     50.0      95,234    56.7
7.00-8.99% ..........      138    0.1       135      0.1         197     0.1
                      --------  -----  --------    -----    --------   -----
  Total certificates.  101,879   47.1    94,142     51.8      99,367    59.1
                      --------  -----  --------    -----    --------   -----
  Total deposits..... $216,533  100.0% $181,786    100.0%   $168,061   100.0%
                      ========  =====  ========    =====    ========   =====

     The Bank relies to a limited extent upon locally obtained Jumbo CDs to maintain its deposit levels. At March 31, 1999, Jumbo CDs constituted 8.1% of the Bank's total deposits. Security Federal has not relied heavily on Jumbo CDs to manage interest rate sensitivity. Security Federal has, however, exhibited an ability to attract and maintain such deposits to desired levels during recent periods.

     The following table sets forth the deposit flows at the Bank during the periods indicated.


                                           Years Ended March 31,
                              ----------------------------------------------
                                1999               1998               1997
                              --------           --------           --------
                                          (Dollars in Thousands)

Opening balance.............. $181,786           $168,061           $172,375

Deposits.....................  997,726            812,539            785,065
Withdrawals..................  970,599            805,566            796,353
Interest credited............    7,620              6,752              6,974
                              --------           --------           --------
Ending balance ..............  216,533            181,786            168,061
                              --------           --------           --------
Net increase (decrease)...... $ 34,747           $ 13,725           $ (4,314)
                              ========           ========           ========
Percent increase (decrease)..     19.1%               8.2%              (2.5)%
                                  ====                ===               ====

     The following table shows rate and maturity information for the Bank's certificates of deposit as of March 31,1999.

                                 4.00-    5.00-     6.00-    7.00-
                                 4.99%    5.99%     6.99%    7.99%    Total
                                 -----    -----     -----    -----    -----
                                                 (In Thousands)

Certificate accounts maturing
in quarter ending:

June 30, 1999.................. $11,221  $14,510   $   864  $   --  $  26,595
September 30, 1999.............  10,655   10,244       139      --     21,038
December 31, 1999..............   5,119    6,491     1,122      --     12,732
March 31, 2000.................   3,084   14,774     1,538     138     19,534
June 30, 2000..................     226   14,265       161      --     14,652
September 30, 2000.............     298      962         2      --      1,262
December 31, 2000..............       1      448        --      --        449
March 31, 2001.................      58      767        --      --        825
June 30, 2001..................       8      270        --      --        278
September 30, 2001.............     197      157        --      --        354
December 31, 2001..............      --      262         6      --        268
Thereafter ....................     234      934     2,724      --      3,892
                                -------  -------    ------  ------   --------
  Total........................ $31,101  $64,084    $6,556  $  138   $101,879
                                =======  =======    ======  ======   ========

     The following table indicates the amount of the Bank's deposits of $100,000 or more by time remaining until maturity at March 31, 1999.

                                        Certificates       Passbook, NOW and
                                         of Deposit     Money Market Accounts
                                         ----------     ---------------------
                                                  (In Thousands)
Maturity Period
---------------
Three months or less ...................  $ 4,116               $27,389
Over three through six months...........    3,529                    --
Over six through twelve month...........    6,127                    --
Over twelve months .....................    3,812                    --
                                          -------               -------
   Total................................  $17,584               $27,389
                                          =======               =======

Borrowings
----------

     As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which
may be fixed or variable, and range of maturities.   The FHLB of Atlanta may
prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. See Note 6 of Notes to Consolidated Statements for disclosure regarding the maturities and rate structure of the Bank's FHLB advances. Federal law contains certain collateral requirements for FHLB advances. See "Regulation -- Federal Regulation of Savings Associations -- Federal Home Loan Bank System."

     Occasionally, the Bank has used the sale of securities under agreements to repurchase as a source of funds. The securities sold pursuant to these agreements consist of mortgage loans which have been convened to FHLMC participation certificates. The Bank has sold securities under agreements to repurchase to both FHLMC and Wachovia

Bank and Trust Company. These funds are used whenever its costs are favorable compared to alternative sources of funds. At March 31, 1999, the Bank had no repurchase agreements outstanding.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances at the dates indicated.

                                              Years Ended March 31,
                                            --------------------------
                                            1999      1998        1997
                                            ----      ----        ----
                                                  (In Thousands)

Maximum Balance:
FHLB advances............................. $21,658  $28,268     $23,921

Average Balance:
FHLB advances............................. $16,958  $20,252     $20,157

    The following table sets forth information as to the Bank's borrowings and the weighted average interest rates thereon at the dates indicated.

                                                  At March 31,
                                            --------------------------
                                            1999      1998        1997
                                            ----      ----        ----
                                              (Dollars in Thousands)

Balance:
FHLB advances.............................$14,600    $12,126    $14,114

Weighted Average Interest Rate:
At Fiscal Year End:
 FHLB advances ...........................   5.82%      6.25%      6.30%
During Fiscal Year:
 FHLB advances ...........................   5.91%      6.12%      5.79%

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

                                REGULATION

General
-------

     The Bank is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act ("HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA"), and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Bank's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Bank's mortgage documents. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS to review the Bank's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Bank and their operations. The Company, as a savings and loan holding company, is also required to file certain report with, and otherwise comply with the rules and regulations of, the OTS.

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

     Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets, and to ensure that the FHLBs operate in a safe and sound manner.

     The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB of Atlanta. The Bank is in compliance with this requirement with an investment in FHLB of Atlanta stock of $1.2 million at March 31, 1999.

     Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. The Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

     Under applicable regulations, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period.
The capital categories are: (i) well-capitalized, (ii) adequately capitalized, or (iii) undercapitalized. An institution is also placed in one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned with the most well-capitalized, healthy institutions receiving the lowest rates.

     On September 30, 1996, the Deposit Insurance Funds Act ("DIF Act") was enacted, which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As a result of the DIF Act and the special one-time assessment, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits are charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013%. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur until the earlier of December 31, 1999, or the date the BIF and SAIF are merged.

     The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations, mortgage-backed securities and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" contained in the Annual Report.

     Prompt Corrective Action. The FDIA requires each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;"

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

     The FDIA also provides that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

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

     At March 31, 1999, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard. Management is aware of no conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

     Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio asset (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in
Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 1999, the Bank met the test and its QTL percentage was 85%.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to
the BIF.   If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.

     Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. The Company is not subject to any minimum capital requirements.

     OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS' prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Savings Associations -- Prompt Corrective Action."

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

     Each savings institution must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totalled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included as risk-weighted assets.

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

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory Capital" contained in the Annual Report for a table that sets forth in terms of dollars and percentages the OTS tangible, core and risk-based capital requirements, the Bank's historical amounts and percentages at March 31, 1999, and pro forma amounts and percentages based upon the assumptions stated therein.

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

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At March 31, 1999, the Bank's regulatory limit on loans to one borrower was $2.9 million. At March 31, 1999, the Bank's largest aggregate amount of loans to one borrower was $2.3 million.

     Activities of Associations and Their Subsidiaries. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

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

Savings and Loan Holding Company Regulations
--------------------------------------------

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

     Activities. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions under the HOLA. If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

     Qualified Thrift Lender Test. The HOLA provides that any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

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

     The thrift bad debt rules were revised by Congress in 1996. The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has no post-1987 reserves subject to recapture. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

     Distributions. To the extent that the Bank makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "Regulation" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax is paid.

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

     The Corporation's income tax returns have not been audited by federal or state authorities within the last five years. For additional information regarding income taxes, see Note 10 of the Notes to Consolidated Financial Statements.

Item 2.       Properties
              ----------

     At March 31, 1999, Security Federal owned the buildings and land for its main office, five of its branch offices, including the operations center, leased the land and owned the improvements thereon for one of its offices, and leased the remaining four offices. The property related to the offices owned by Security Federal had a depreciated cost (including land) of approximately $1.9 million at March 31, 1999. At March 31, 1999, the aggregate net book value of leasehold improvements (excluding furniture and equipment) associated with leased premises was $480,000. See Note __ of Notes to Consolidated Financial Statements.

     The following table sets forth the net book value of the offices owned (including land) and leasehold improvements on properties leased by Security Federal at March 31, 1999.


                                                 Date
                                     Lease       Facility   Gross
                           Owned or  Expiration  Opened/    Square   Net
Book
    Location               Leased    Date        Acquired   Footage  Value
---------------------      ------    ------      --------   -------  ------

Main Office:

 1705 Whiskey Road S.      Owned       N/A         1980     10,000  $503,145
 Aiken, South Carolina

Full Service Branch Offices:

 149 E. Baruch Street      Owned       N/A         1984      2,258   203,487
 Denmark, South Carolina

 100 Laurens Street, N.W.  Leased     2013         1959      4,500    21,088
 Aiken, South Carolina

                      (table continued on following page)

                                                 Date
                                     Lease       Facility   Gross
                           Owned or  Expiration  Opened/    Square   Net
Book
    Location               Leased    Date        Acquired   Footage  Value
---------------------      ------    ------      --------   -------  ------

Full Service Branch Offices (continued):

 313 East Martintowne Road  Owned(1)    N/A        1973       4,356   133,922
 North Augusta, South Carolina

 1665 Richland Avenue, W.   Owned       N/A        1984       1,942   241,706
 Aiken, South Carolina

 Montgomery & Canal
  Streets                  Leased      2007        1993(2)    3,576   281,321
 Masonic Shopping Center
 Graniteville, South
  Carolina

 2812 Augusta Road          Owned       N/A        1993(2)    2,509   202,057
 Langley, South Carolina

 Highway 125 and Highways
   1 and 78                Leased      2003        1993(2)    2,287     3,033
 Midland Valley Shopping
  Center
 Clearwater, South Carolina

 118 Main Street North      Owned       N/A        1993(2)    3,600   294,049
 Wagener, South Carolina

 Walmart Superstore        Leased      2001        1996         517   174,112
 2035 Whiskey Road
 Aiken, South Carolina

Operations Center:

 871 East Pine Log Road     Owned       N/A        1988       5,000   360,029
 Aiken, South Carolina

--------------
(1) Security Federal has a lease on the land for this office which expires in 2003.
(2) Represents acquisition date.

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

Item 4.       Submission of Matter to Vote or Security Holders
              ------------------------------------------------

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 1999.
                                     32

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

Item 7.       Financial Statements
              --------------------

      Independent Auditors' Report*
      Consolidated Balance Sheets, March 31, 1999 and 1998*
      Consolidated Statements of Income For the Years Ended March 31, 1999,
        1998 and 1997*
      Consolidated Statements of Changes in Shareholders' Equity For the Years
        Ended March 31, 1999, 1998 and 1997*
      Consolidated Statements of Cash Flows For the Years Ended March 31,
        1999, 1998 and 1997*
      Notes to Consolidated Financial Statements*

      * Contained in the Annual Report filed as an exhibit hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
              ---------------------------------------------------------------

     The information contained in the Company's Form 8-K filed on January 27, 1998, and subsequently amended on March 3, 1998 is incorporated herein by reference. The Form 8-K was filed to report a change in the Company's accountants.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
              ---------------------------------------------------------------

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

(b)  Reports on Form 8-K.
------------------------

      No current reports on Form 8-K were filed by the Company during the three months ended March 31, 1999.

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

By: /s/ T. Clifton Weeks                     June 29, 1998
    -------------------------------------
    T. Clifton Weeks
    Chairman of the Board and Director

By: /s/ Gasper L. Toole, III                 June 29, 1998
    -------------------------------------
    Gasper L. Toole, II
    Director

By: /s/ Robert E. Johnson                    June 29, 1998
    -------------------------------------
    Robert E. Johnson
    Director Emeritus and Secretrary

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


Exhibit Number
--------------

   13         Annual Report to Stockholders

   21         Subsidiaries of the Registrant

   23         Consent of Elliott, Davis & Company, LLP

   27         Financial Data Schedule

                                Exhibit 13

                      Annual Report to Stockholders

                         SECURITY FEDERAL CORPORATION

                                ANNUAL REPORT

                                MARCH 31, 1999

                              TABLE OF CONTENTS


  Letter to Shareholders ...............................................  1

  Financial Highlights .................................................  2

  Selected Consolidated Financial and Other Data........................  3

 Management's Discussion and Analysis of Financial
    Condition and Results of Operations ................................  4

  Report of Elliott, Davis & Company, Independent Auditors.............. 18

  Consolidated Balance Sheets .......................................... 19


  Consolidated Statements of Income..................................... 20


  Consolidated Statements of Shareholders' Equity ...................... 21


  Consolidated Statements of Cash Flows................................. 22


  Notes to Consolidated Financial Statements............................ 24


  Shareholders Information.............................................. 43

  Security Federal Bank Management Team................................. 46

Security Federal Corporation
---------------------------------------------------------------------- [Logo]

Fellow Shareholders:

We are pleased to report record net income of $1,806,000 or $2.14 per share for our most recent fiscal year ending March 31, 1999. This represents an increase of $93,000 or 5.4% over the previous year's net income of $1,713,000 or $2.04 per share.

In view of our record earnings, your Board of Directors approved a dividend of $.04 per share that was paid on June 15, 1999 to shareholders of record as of May 31, 1999. This represented the 34th consecutive quarterly dividend paid since the Bank's conversion to a stock form of ownership in 1987.

During the year, the Bank's assets grew to an all time high of over $254 million. We added Visa check cards to our offering of products which gives our checking account customers the convenience of buying products and services without having to write a check. We also completed the much needed remodeling of both our Graniteville and Clearwater Banking Centers during the past year. Our ATM network continues to grow in popularity as the number of transactions steadily increases each month.

Our Looney Tunes Saver's Club program has been highly successful in helping to educate children under the age of 13 about the importance of saving money, earning interest, and maintaining a bank account. We now have nine in-school Looney Tunes banks and more are planned for the next school year.

We are looking forward to serving your financial needs into the next millennium. Since developing our Year 2000 plan in 1997, we have tested our computer hardware and software systems and will continue to monitor these systems for any century date change problems. In addition, we have developed a contingency plan to minimize disruptions should any unexpected problems occur.

The readers of Aiken County Magazine voted Security Federal Bank "Best Bank" in Aiken County for 1997 and 1998. We would like to extend our appreciation to our many loyal customers, associates, directors, and shareholders for making this recognition possible. Thank you for your confidence and support over the years and for your continued confidence and support in the years ahead.

Sincerely,                               Sincerely,

/s/T. Clifton Weeks                      /s/Timothy W. Simmons
T. Clifton Weeks                         Timothy W. Simmons
Chairman                                 President & Chief Executive Officer

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
                             FINANCIAL HIGHLIGHTS
                                                      Year Ended March 31,
                                                      --------------------
                                                         1999         1998
                                                    -----------  -----------
  Net Income                                        $ 1,805,749  $ 1,712,629
  Earnings Per Share                                       2.14         2.04
  Book Value Per Share                                    23.23        21.46
  Total Interest Income                              17,311,510   16,617,740
  Total Interest Expense                              8,637,822    8,000,972
  Net Interest Income Before Provision For Loan
    Losses                                            8,673,822    8,616,768
  Provision For Loan Losses                             600,000      780,000
  Net Income After Provision For Loan Losses          8,073,688    7,836,768
  Net Interest Margin                                     3.96%        4.33%
  Total Loans Originated                            115,820,919   58,202,293
  Adjustable Rate Loans As A Percentage Of Total
    Gross Loans                                           60.3%        57.2%


     NET INCOME [Bar Graph]            EARNINGS PER SHARE (Basic) [Bar Graph]
       (In Thousands)


     1995   $1,002                                  1995   $1.24
     1996   $1,060                                  1996   $1.29
     1997     $835                                  1997   $1.01
     1998   $1,713                                  1998   $2.04
     1999   $1,806                                  1999   $2.14


  RETURN ON EQUITY [Bar Graph]        TOTAL ASSETS (In Millions) [Bar Graph]

    1995   7.16%                                      1995   $210
     1996   7.13%                                   1996   $215
     1997   5.28%                                   1997   $202
     1998   9.96%                                   1998   $216
     1999   9.56%                                   1999   $255

 BOOK VALUE PER SHARE [Bar Graph]    ALLOWANCE FOR LOAN LOSSES(1) [Bar Graph]

     1995   $17.71                                       1995   1.30%
     1996   $18.68                                  1996   1.14%
     1997   $19.40                                  1997   1.19%
     1998   $21.46                                  1998   1.09%
     1999   $23.23                                  1999   1.12%

                                     (1)   ALLOWANCE  FOR LOSSES AS A
                                           PERCENTAGE OF TOTAL LOANS.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                Selected Consolidated Financial and Other Data

                                         At Or For The Year Ended March 31,
                              ---------------------------------------------
                                 1999      1998     1997     1996     1995
                                 ----      ----     ----     ----     ----

  Balance Sheet Data            (Dollars In Thousands, Except Per Share Data)
----------------------------
  Total Assets                $ 254,718  $215,512 $201,646 $214,816  $209,949
  Cash And Cash Equivalents       6,951     4,659    7,904    9,824     5,697
  Investment And Mortgage-
    Backed Securities            85,569    62,813   36,970    41,013   42,527
  Loans Receivable - Net (1)    151,986   137,724  146,769   152,140  148,977
  Deposits                      216,533   181,786  168,061   172,375  166,275
  Advances From Federal Home
   Loan Bank                     14,600    12,126   14,114    22,864   26,033
  Total Shareholders' Equity     19,560    18,076   16,182    15,434   14,489

  Income Data
-----------------------------
  Total Interest Income          17,312    16,618   15,843    15,822   14,402
  Total Interest Expense          8,638     8,001    7,908     8,622    6,823
                                -------   -------   ------   -------  -------
  Net Interest Income             8,674     8,617    7,935     7,200    7,579
  Provision For Loan Losses         600       780      300       230      300
                                -------   -------   ------   -------  -------
  Net Interest Income After
   Provision For Loan Losses      8,074     7,837    7,635     6,970    7,279
  Other Income                    2,641     2,004    1,659     1,468    1,312
  General And Administrative
    Expense                       7,962     7,220    8,045     6,839    7,089
  Income Taxes                      947       908      414       539      500
                                -------   -------   ------   -------  -------
  Net Income                    $ 1,806   $ 1,713   $  835   $ 1,060  $ 1,002
                                =======   =======   ======   =======  =======
  Per Common Share Data
------------------------------
  Net Income Per Common Share
    (Basic)                     $  2.14   $  2.04   $ 1.01   $  1.29  $  1.24
                                =======   =======   ======   =======  =======
 Cash Dividends Declared       $   .14   $   .12   $  .10   $   .10  $   .10
                                =======   =======   ======   =======  =======

  Other Data
------------------------------
  Interest Rate Spread
  Information:
   Average During Period          3.53%     4.00%    3.82%     3.22%    3.80%
   End Of Period                  3.15%     3.91%    4.01%     3.32%    3.55%
  Net Interest Margin (Net
   Interest Income/Average        3.96%     4.33%    4.09%     3.62%    3.95%
   Earning Assets)
  Average Interest-Earning
   Assets To Average            110.85%   108.27%  106.40%   106.88%  104.24%
   Interest-Bearing Liabilities
    Equity To Total Assets        7.68%     8.39%    8.03%     7.21%    6.90%
  Non-Performing Assets To Total
    Assets (2)                     .52%     1.02%     .70%     1.53%    1.49%
  Return On Assets (Ratio Of Net
   Income To Average Total
   Assets)                         .77%      .80%     .40%      .50%     .48%
  Return On Equity (Ratio Of Net
   Income To Average Equity)      9.56%     9.96%    5.28%     7.13%    7.16%
  Equity To Assets Ratio (Ratio
   Of Average Equity To Average
   Total Assets)                  8.08%     8.05%    7.55%     6.95%    6.88%
  Dividend Pay-Out Ratio On
    Common Shares                 6.53%     5.87%    9.94%     7.76%    8.07%
  Number Of Full-Service Offices     10        10       10        10        9

(1)   INCLUDES LOANS HELD FOR SALE
(2) NON-PERFORMING ASSETS CONSIST OF NON-ACCRUAL LOANS AND REPOSSESSED REAL ESTATE.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

GENERAL

The following discussion is presented to provide the reader with an understanding of the financial condition and results of operations of Security Federal Corporation and its subsidiaries. The investment and other activities of the parent company, Security Federal Corporation (the Company), have had no significant impact on the results of operations for the periods presented in the financial statements. The information presented in the following discussion of financial results is indicative of the activities of Security Federal Bank (the Bank), a wholly owned subsidiary of the Company. The Bank is a federally chartered thrift that was founded in 1922.

The principal business of the Bank is accepting deposits from the general public and originating consumer and commercial business loans as well as mortgage loans that enable borrowers to purchase or refinance one-to-four family residential real estate. The Bank also originates construction loans on single family residences; multi-family dwellings and projects; commercial real estate; and loans for the acquisition, development and construction of residential subdivisions and commercial projects.

The Bank's net income is dependent on its interest rate spread which is the difference between the average yield earned on its loan and investment portfolios and the average rate paid on its deposits and borrowings. The Bank's interest spread is impacted by interest rates, deposit flows, and loan demands. Levels of non-interest income and operating expense are also significant factors in earnings.

ASSET AND LIABILITY MANAGEMENT

The Bank's program of asset and liability management seeks to limit the Bank's vulnerability to material and prolonged increases or decreases in interest rates, or "interest rate risk." The principal determinant of the exposure of the Bank's earnings to interest rate risk is the timing difference (gap) between the repricing or maturity of the Bank's interest-earning assets and the repricing or maturity of its interest-bearing liabilities. If the maturities of the Bank's assets and liabilities were perfectly matched and the interest rates borne by its assets and liabilities were equally flexible and moved concurrently (neither of which is the case), the impact on net interest income of any material and prolonged changes in interest rates would be minimal.

The Bank's asset and liability policies are directed toward the objectives of increasing the interest rate sensitivity of the Bank's assets by shortening their maturities or periods to reprice while reducing the interest rate sensitivity of the Bank's interest-bearing liabilities by extending their maturities. The success of Management's strategy is evidenced by the composition of the loan portfolio that includes $97.2 million of adjustable rate consumer loans, commercial loans, and mortgage loans or approximately 60.3% of total gross loans at March 31, 1999. At March 31, 1999, the negative mismatch of interest-earning assets repricing or maturing within one year with interest-bearing liabilities repricing or maturing within one year was $54.4 million or 21.3% of total assets compared to $35.7 million or 16.6% at March 31, 1998.

During the past year, the Bank originated approximately $36.9 million in adjustable rate residential real estate loans, which are generally held for investment and not sold. Also, as part of the Bank's asset liability program, the Bank originated a total of $44.3 million in consumer and commercial loans, which are usually short term in nature. During fiscal 1999, 93.1% of total loan originations were comprised of consumer, commercial, and adjustable rate mortgage loans compared to 93.0% of total originations in fiscal 1998. The Bank's portfolio of consumer and commercial loans was $91.0 million at both March 31, 1998 and 1999; a decrease of $1.9 million from March 31, 1997. Consumer and commercial loans combined were 56.5% of total loans at March 31, 1999; 63.8% at March 31, 1998; and 54.0% at March 31, 1997.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

ASSET AND LIABILITY MANAGEMENT, CONTINUED

The Bank originated $6.0 million, $3.4 million, $5.6 million, and $5.3 million in fixed rate residential loans in fiscal 1999, 1998, 1997, and 1996, respectively. The Bank sold $5.6 million fixed rate residential loans to secondary market agencies in fiscal 1999, $3.4 million in fiscal 1998, $5.8 million in fiscal 1997, and $5.5 million in fiscal 1996. Other fixed rate residential loans passed directly on to other investors, other than Freddie Mac or Fannie Mae, and totaled $28.1 million in fiscal 1999, $7.9 million in fiscal 1998, $6.4 million in fiscal 1997, and $6.9 million in fiscal 1996. At March 31, 1999, fixed rate residential loans amounted to $7.6 million or 4.7% of the total loan portfolio compared to $10.0 million or 7.0% at the end of the previous fiscal year.

Certificates of deposit of $100,000 or more (Jumbo Certificates) are normally considered to be interest rate sensitive because of their relatively short maturities. Many financial institutions have used Jumbo Certificates to manage interest rate sensitivity and liquidity. The Bank has not relied on Jumbo Certificates for liquidity or asset liability management. As of March 31, 1999, the Bank had $17.6 million outstanding in Jumbo Certificates compared to $14.3 million at March 31, 1998.

The following table sets forth the maturity schedule of certificates of deposit with balances of $100,000 or greater at March 31, 1999.


                    Within 3 Months             $4,116,000
                    After 3, Within 6 Months     3,529,000
                    After 6, Within 12 Months    6,127,000
                    After 12 Months              3,812,000
                                               -----------
                                               $17,584,000
                                               ===========

A negative gap position is expected to have an adverse effect on net interest income during periods of rising interest rates. A negative one-year gap position occurs when the dollar amount of rate sensitive liabilities maturing or repricing within one year exceeds the dollar amount of rate sensitive assets maturing or repricing during that same period. As a result, during periods of rising interest rates, the interest paid on interest-bearing liabilities will increase faster than interest received from earning assets, thus reducing net interest income. The reverse is true in periods of declining interest rates resulting in an expected increase in net interest income.

The table on the following page sets forth the Bank's interest-bearing liabilities and interest-earning assets being repriced or maturing within one year. The table on Page 7 presents the entire Bank's interest-bearing liabilities and interest-earning assets into repricing or maturity time periods. Both tables present adjustable rate loans in the periods they are scheduled to reprice, not mature. Both tables also assume investments reprice at the earlier of maturity; the likely call date, if any, based on current interest rates; or the next scheduled interest rate change, if any. NOW accounts, money market accounts, and regular savings accounts are assumed to reprice in the less than three-month category.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

ASSET AND LIABILITY MANAGEMENT, CONTINUED

The following table sets forth the Bank's interest-bearing liabilities and interest-earning assets repricing or maturing within one year.

                                                     At March 31
                                                 --------------------
                                                   1999       1998
                                                   ----       ----
                                                 (Dollars in Thousands)

  Loans (1)                                     $  88,585  $  93,960
  Mortgage-Backed Securities:
   Held To Maturity                                 1,155        516
   Available For Sale                              13,038          -
  Investments:
   Held To Maturity                                   337      3,375
   Available For Sale                              23,524     24,223
  Other Interest-Earning Assets                     1,075          -
                                                ---------  ---------
  Total Interest Rate Sensitive Assets
    Repricing Within 1 Year                    $  127,714 $  122,074
                                                ---------  ---------
  Deposits                                        180,678    152,239
  FHLB Advances And Other Borrowed Money            1,397      5,570
                                                ---------  ---------
  Total Interest Rate Sensitive Liabilities
    Repricing Within 1 Year                    $  182,075 $  157,809
                                                ---------  ---------
  Gap                                          $  (54,361)$  (35,735)
                                                =========  =========
  Interest Rate Sensitive Assets/Interest Rate
    Sensitive Liabilities                           70.14%     77.36%
  Gap As A Percent Of Total Assets                 (21.3)%    (16.6)%

(1)   LOANS ARE NET OF UNDISBURSED FUNDS AND LOANS IN PROCESS.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

ASSET AND LIABILITY MANAGEMENT, CONTINUED

The following table sets forth the interest sensitivity of the Bank's assets and liabilities at March 31, 1999, on the basis of the factors and assumptions set forth in the table on the previous page.


                                    Remaining Time Before Asset/Liability Matures Or Can Be Repriced
                                    ----------------------------------------------------------------
                                    < Three   3 -12    1 - 3    3 - 5    5 - 10   10 - 20    > 20
                                     Months    Months   Years    Years   Years    Years     Years
Total
                                    -------   -------  ------   ------   ------    -----    -----    ----
-
                                         (Dollars in Thousands)
  Interest-Earnings Assets
  ------------------------
  Loans (1)                       $ 48,166   $40,419   $33,715  $16,145  $12,826   $2,386   $ 243
$153,900
  Mortgage-Backed Securities:
   Held To Maturity, At Cost           307       848     1,198      165      520      158       -
3,196
   Available For Sale, At Fair
    Value                            3,798     9,240     6,036    3,536    1,663      403       -
24,676
  Investment Securities: (2)
   Held To Maturity, At Cost           337         -         -        -        -        -       -
337
   Available For
     Sale, At Fair Value             6,460    17,064    22,024   10,849      963        -       -
57,360
   FHLB Stock, At Cost                   -         -     1,245        -        -        -       -
1,245
  Other Interest-Earning Assets      1,075         -         -        -        -        -       -
1,075
                                  --------   -------   -------  -------  -------   ------   -----  ------
--
  Total Financial Assets          $ 60,143   $67,571   $64,218  $30,695  $15,972   $2,947   $ 243
$241,789
                                  ========   =======   =======  =======  =======   ======   =====
========
  Interest-Bearing Liabilities
-------------------------------
  Deposits:
   Certificates Accounts          $ 26,595   $53,304   $18,206   $3,774   $    -   $    -   $   -
$101,879
   NOW Accounts                     39,561         -         -        -        -        -       -
39,561
   Money Market Accounts            49,370         -         -        -        -        -       -
49,370
   Passbook Accounts                11,848         -         -        -        -        -       -
11,848
  Borrowings                           869       528       856   13,000      216        -       -
15,469
                                  --------   -------   -------  -------  -------   ------   -----  ------
--
  Total Interest-Bearing
    Liabilities                   $128,243   $53,832   $19,062  $16,774   $  216   $    -   $   -
$218,127
                                  ========   =======   =======  =======  =======   ======   =====
========    Current Period Gap             $(68,100)   $13,739   $45,156  $13,921  $15,756   $2,947   $
243  $ 23,662
  Cumulative Gap                 $(68,100) $(54,361)  $(9,205)   $4,716  $20,472  $23,419 $23,662  $
23,662
  Cumulative Gap As
   A Percent Of Total Assets       (26.7)%   (21.3)%    (3.6)%     1.9%     8.0%     9.2%    9.3%
9.3%

(1)   LOANS ARE NET OF UNDISBURSED FUNDS AND LOANS IN PROCESS.
(2)   CALLABLE SECURITIES ARE SHOWN AT THEIR LIKELY CALL DATES BASED ON MANAGEMENT'S ESTIMATES AT MARCH
31,
      1999.




                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

ASSET AND LIABILITY MANAGEMENT, CONTINUED

In evaluating the Bank's exposure to interest rate risk, certain shortcomings inherent in the method of analysis presented in the foregoing tables must be considered. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Additionally, the interest rates of certain types of assets and liabilities may fluctuate in advance of changes in market interest rates. Loan repayment rates and withdrawals of deposits will likely differ substantially from the assumed rates previously set forth in the event of significant changes in interest rates due to the option of borrowers to prepay their loans and the ability of depositors to withdraw funds prior to maturity. Further, certain assets, such as adjustable rate mortgages, have features that restrict changes in interest rates on a short-term basis as well as over the life of the asset.

FINANCIAL CONDITION

Total assets at March 31, 1999 were $254.7 million; an increase of $39.2 million or 18.2% from March 31, 1998. This increase was the result of an increase in investment securities and, to a lesser extent, increases in net loans receivable and cash and cash equivalents.

Total net loans receivable were $152.0 million at March 31, 1999; an increase of $14.3 million or 10.4% from the prior year. Residential real estate loans increased $19.0 million to $65.5 million at March 31, 1999 as two new mortgage loan originators were added to the mortgage loan department. Consumer loans decreased $4.9 million or 10.5% due to consumer loans that were paid off when customers refinanced their mortgage loans. Commercial business loan balances and commercial real estate loan balances increased to $52.3 million at fiscal year end from $48.4 million at March 31, 1998; an increase of $3.9 million or 8.0%. Loans held for sale increased $372,000 at March 31, 1999 from one year earlier.

Real estate acquired in settlement of loans (REO) decreased $11,000 at March 31, 1999 from $165,000 at fiscal year end 1998. REO at March 31, 1999 consisted primarily of single family homes. Real estate acquired for development decreased by $72,000 or 11.5% as a result of the sale of lots in Willow Woods, the Company's sole remaining real estate partnership investment.

Non-accrual loans totaled $1.2 million at March 31, 1999 compared to $2.0 million a year earlier. The Bank classifies all loans as non-accrual when they become 90 days or more delinquent. The Bank had five loans totaling $706,000 at March 31, 1999 that were troubled debt restructurings compared to $763,000 at March 31, 1998. Of the five troubled debt restructurings at March 31, 1999, only one loan of $25,000, a commercial business loan secured by inventory and equipment, was 30 days delinquent. The other four loans consisted of a $155,000 consumer loan partially secured by a principal residence, a $424,000 commercial business loan secured by commercial real estate, a $57,000 commercial business loan secured by commercial real estate, and a $45,000 commercial business loan secured by commercial vehicles. Those four loans were all less than 30 days delinquent at March 31, 1999. All troubled debt restructurings are also considered impaired. At March 31, 1999, the Bank held $880,000 in impaired loans compared to $872,000 at March 31, 1998.

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

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

FINANCIAL CONDITION, CONTINUED

Deposits at the Bank increased $34.7 million or 19.1% to $216.5 million at March 31, 1999 from $181.8 million at March 31, 1998 due to an increase in money market accounts that were promoted during the year. Advances from the Federal Home Loan Bank (FHLB) increased to $14.6 million at March 31, 1999; up from $12.1 million a year earlier, an increase of $2.5 million or 20.4%.

Total shareholders' equity was $19.6 million at March 31, 1999; an increase of $1.5 million or 8.2% compared to $18.1 million a year earlier. The increase was attributable to net income of $1.8 million, which was partially offset by a $203,000 decrease in unrealized net gain on securities available for sale and $118,000 in dividends paid.

RESULTS OF OPERATIONS

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to higher or lower outstanding balances and the changes due to the volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: 1) changes in rate; i.e., changes in rate multiplied by old volume; 2) changes in volume; i.e., changes in volume multiplied by old rate; and 3) net change; i.e., the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                               Fiscal Years 1999       Fiscal Years 1998
                                Compared To 1998         Compared To 1997
                            ----------------------   ----------------------
                            Volume    Rate     Net   Volume    Rate     Net
                            ------   -----     ---   ------    ----     ---
                                          (Dollars in Thousands)
  Interest-Earning Assets:
  Loans: (1)
   Real Estate Loans        $  507  $ (298)  $  209  $(1,025)  $ 181  $(844)
   Other Loans               (683)       56   (627)       448     44     492
                            ------  -------  ------  --------  -----  ------
  Total Loans                (176)    (242)   (418)     (577)    225   (352)
  Mortgage-Backed              600     (65)     535       (2)   (10)    (12)
  Securities (2)
  Investments (2)              611     (96)     515       740    404   1,144
  Other Interest-Earning
    Assets                      60        2      62       (3)    (2)     (5)
                            ------  -------  ------  --------  -----  ------
  Total Interest-Earning
  Assets                    $1,095  $ (401)  $  694    $  158  $ 617  $  775
                            ======  =======  ======  ========  =====  ======
  Interest-Bearing
  Liabilities:
  Deposits:
   Certificate Accounts     $ (32)  $    48  $   16    $(172)  $(91)  $(263)
   NOW Accounts                 31    (102)    (71)         4      6      10
   Money Market Accounts       744      191     935       167    154     321
   Passbook Accounts          (19)        8    (11)      (22)   (13)    (35)
                            ------  -------  ------  --------  -----  ------
  Total Deposits               724      145     869      (23)     56      33
  Borrowings                 (170)     (62)   (232)       (1)     61      60
                            ------  -------  ------  --------  -----  ------
  Total Interest-Bearing
    Liabilities                554       83     637      (24)    117      93
                            ------  -------  ------  --------  -----  ------
  Effect On Net Income      $  541  $ (484)  $   57    $  182  $ 500  $  682
                            ======  =======  ======  ========  =====  ======

(1) INTEREST ON NON-ACCRUAL LOANS IS NOT INCLUDED IN INCOME, ALTHOUGH THEIR LOAN BALANCES ARE INCLUDED IN AVERAGE LOANS OUTSTANDING.

(2) SECURITIES AVAILABLE FOR SALE ARE COMPUTED USING THEIR HISTORICAL COST.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

RESULTS OF OPERATIONS, CONTINUED

The following table presents the total dollar amount of interest income from average interest-earning assets for the periods indicated and the resultant yields as well as the interest expense on average interest-bearing liabilities expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances that are representative of daily average balances.




                                                  Averages for Fiscal Years Ended March 31,
                           ----------------------------------------------------------------------------
                   Yield                1999                       1998                     1997
                  Rate at  ------------------------- ------------------------- ------------------------
                 March 31, Average            Yield/ Average            Yield/ Average            Yield/
                    1999   Balance   Interest Rate   Balance   Interest Rate   Balance   Interest Rate
                    ----   -------   -------- ----   -------   -------- ----   -------   -------- ----
                                                         (Dollars in Thousands)
Interest-Earning
Assets:
 Mortgage Loans     7.04%  $ 56,465   $ 4,383  7.76% $ 50,128   $ 4,174  8.33%  $ 62,477  $ 5,018  8.03%
 Other Loans        9.00%    86,426     8,324  9.63%   93,552     8,951  9.57%    88,822    8,459  9.52%
                    -----  --------   -------  ----- --------   -------  -----  --------  -------  -----
 Total Loans (1)    8.22%   142,891    12,707  8.89%  143,680    13,125  9.13%   151,299   13,477  8.91%
 Mortgage-Backed
  Securities (2)    5.97%    14,633       864  5.90%    4,599       329  7.15%     4,630      341  7.37%
 Investments (2)    5.90%    59,235     3,610  6.09%   49,252     3,095  6.28%    36,797    1,951  5.30%
 Other Interest-
  Earning Assets    5.05%     2,406       131  5.43%    1,299        69  5.31%     1,350       74  5.48%
                    -----  --------   -------  ----- --------   -------  -----  --------  -------  -----
 Total Interest-
  Earning Assets    7.37%  $219,165   $17,312  7.90% $198,830   $16,618  8.36%  $194,076  $15,843  8.16%
                    =====  ========   =======  ===== ========   =======  =====  ========  =======  =====
Interest-Bearing
Liabilities:
 Certificate
  Accounts          5.18%  $ 96,512   $ 5,207  5.40% $ 97,093   $ 5,191  5.35%  $100,225  $ 5,454  5.44%
  NOW Accounts      1.10%    37,402       502  1.34%   35,440       573  1.62%    35,167      563  1.60%
  Money Market
   Accounts         4.70%    34,696     1,622  4.68%   18,128       687  3.79%    13,094      366  2.80%
  Passbook Accounts 2.47%    11,806       289  2.45%   12,562       300  2.39%    13,483      335  2.49%
                    -----  --------   -------  ----- --------   -------  -----  --------  -------  -----
  Total Interest-
   Bearing Accounts 4.11%   180,416     7,620  4.22%  163,223     6,751  4.14%   161,969    6,718  4.15%
  Other Borrowings  4.50%       369        15  4.07%      171        10  5.85%       281       23  8.19%
  FHLB Advances     5.82%    16,958     1,003  5.91%   20,252     1,240  6.12%    20,157    1,167  5.79%
                    -----  --------   -------  ----- --------   -------  -----  --------  -------  -----
Total Interest-
 Bearing
 Liabilities        4.22%  $197,743    $8,638  4.37% $183,646    $8,001  4.36%  $182,407  $ 7,908  4.34%
                    =====  ========   =======  ===== ========   =======  =====  ========  =======  =====
Net Interest
 Income                                $8,674                    $8,617                   $ 7,935

                                      =======                   =======                   =======
Interest Rate
 Spread             3.15%                      3.53%                     4.00%                     3.82%
                    =====                      =====                     =====                     =====
Net Yield On
 Earning Assets                                3.96%                     4.33%                     4.09%
                                               =====                     =====                     =====
(1) INTEREST ON NON-ACCRUAL LOANS IS NOT INCLUDED IN INCOME,  ALTHOUGH THEIR LOAN BALANCES ARE INCLUDED
IN
    AVERAGE LOANS OUTSTANDING.

(2) SECURITIES AVAILABLE FOR SALE ARE COMPUTED USING THEIR HISTORICAL COST.



                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

            Comparison of the Years Ended March 31, 1999 and 1998

GENERAL

The Company earned record net income of $1.8 million for the year ended March 31, 1999; an increase of $93,000 or 5.4% over earnings of $1.7 million for the year ended March 31, 1998. This was the second consecutive year for record earnings and the third consecutive year of record operating earnings. The primary reasons for the increase in net income for 1999 are a decrease in the provision for loan losses and an increase in the gain on sale of loans offset in part by an increase in general and administrative expenses. The Company's interest rate spread decreased during the year due to the falling interest rate environment and the Company's increased investments as a percentage of interest-earning assets over loans.

NET INTEREST INCOME

Net interest income increased $57,000 to $8.7 million in fiscal 1999 compared to 1998 despite a 37 basis point decline in the net yield on interest-earning assets. The increase was accomplished by an average increase in interest-earning assets of $20.3 million while interest-bearing liabilities increased on average only $14.1 million. The Bank has been successful in attracting demand deposits and utilizing a strategy of attracting money market accounts and arbitraging those funds into investments and mortgage-backed securities.

Interest income on loans decreased $418,000 or 3.2% during fiscal 1999 because of a 24 basis point decline in the average yield on loans during the year as balances remained fairly constant on average. Interest income on investment securities, mortgage-backed securities, and other securities increased $1.1 million to $4.6 million due to the previously mentioned arbitrage. The overall average yield in the total investment portfolio decreased 29 basis points to an average yield of 6.04% during fiscal 1999.

Interest expense on deposits increased $868,000 in the year ended March 31, 1999 compared to one year earlier. Interest-bearing deposits increased an average of $17.2 million as money market accounts grew an average of $16.6 million during fiscal 1999. The average cost of interest-bearing deposits also increased 8 basis points. Interest expense on FHLB advances and other borrowings decreased $231,000 during the year as average borrowings declined $3.1 million and the average cost of borrowings decreased 24 basis points.

PROVISION FOR LOAN LOSSES

The provision for loan losses during fiscal 1999 decreased $180,000 due to a decline in net charge-offs in fiscal 1999 and Management's monthly reviews of the loan portfolio. Net charge-offs were $397,000 in fiscal 1999 compared to $1.0 million in fiscal 1998. The ratio of the allowance for loan losses to total loans at March 31, 1999 was 1.14% compared to 1.09% at March 31, 1998. Based on its reviews of the loan portfolio, Management believes the allowance for loan losses is adequate based on Management's estimates of losses inherent in the loan portfolio, although there can be no guarantee as to these estimates. In addition, bank regulatory agencies may require additions to the allowance for loan losses based on their judgments and estimates as part of their examination process.

OTHER INCOME

Other income increased $637,000 or 31.8% to $2.6 million in fiscal 1999. Gain on sale of loans increased $475,000 to $670,000 due to the hiring of two additional mortgage loan originators and increased loan refinancing due to lower mortgage rates. The Bank sells the majority of its fixed rate mortgages. Loan servicing fees decreased $21,000 or 6.0% as the majority of new production fixed rate loans are sold with servicing released. Service fees on deposit accounts grew $16,000 or 1.9% due to the growth in the number of demand deposits. Income from real estate operations increased $5,000 or 4.6%. Other miscellaneous income consisting of net gains on sales of REO's, credit life insurance commissions, discount brokerage and annuity sales commissions, and other miscellaneous fees increased $177,000 during fiscal 1999 due to increases in the gain on the sale of REO and on annuity sales commissions.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

       Comparison of the Years Ended March 31, 1999 and 1998, Continued

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $742,000 or 10.3% during fiscal 1999 compared to 1998 due to increases in salaries and employee benefits and depreciation and maintenance of equipment expenses. Salaries and employee benefits expense grew $564,000 or 16.0% due to an increase of staff in customer service positions and an increase in staffing to handle the increase in the volume of mortgage loans. Occupancy expense increased $25,000 or 5.4% as the Clearwater Banking Center was remodeled and new quarters for the Auditing and Purchasing Departments were renovated and occupied during the year. Advertising expense and amortization of intangible expenses were virtually the same in both fiscal 1998 and 1999. Depreciation and maintenance of equipment expense increased $83,000 or 11.4% as certain systems and equipment were upgraded. Federal Deposit Insurance Corporation (FDIC) insurance premiums increased $2,100 or 2.7% during the year. Other miscellaneous expenses such as REO expense; legal, professional, and consulting expenses; stationery and office supplies; and other sundry expenses decreased $67,000 or 4.1% during the period.

INCOME TAXES

Income taxes increased $39,000 or 4.3% to $$947,000 in the year ended March 31, 1999 compared to $908,000 expensed in fiscal 1998 as a result of an increase in taxable income. The effective tax rate was 34% for 1999 and 35% for 1998.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

            Comparison of the Years Ended March 31, 1998 and 1997

GENERAL

The Company earned record net income of $1.7 million for the year ended March 31, 1998; an $878,000 increase over net income of $835,000 for fiscal 1997. Fiscal 1997 net income was adversely affected by a one-time assessment charged in September 1996. This assessment was levied against all savings institutions by the FDIC to recapitalize the Savings Associations Insurance Fund (SAIF). The assessment, which will significantly reduce deposit insurance premiums, lowered after-tax net income by $437,000 for fiscal 1997. Without this one-time assessment, net income would have been $1.3 million for fiscal 1997. The increase in operating earnings was primarily the result of an increase in net interest and other income and a decrease in general and administrative expenses offset partially by an increase in the provision for loan losses.

NET INTEREST INCOME

Net interest income was $8.6 million in fiscal 1998 compared to $7.9 million in fiscal 1997, an increase of $682,000. This increase was the result of the Bank's strategy in attracting money market deposits and utilizing those funds to increase earnings from increased holdings in investments. Additionally, the increase in net interest income was the result of an 18 basis point increase in the interest rate spread caused by a 22 basis point increase in the overall yield of the loan portfolio and an 83 basis point climb in the yield of the overall investment and mortgage-backed securities portfolio.

Interest income on loans decreased $352,000 or 2.6% as the balance on average total loans outstanding decreased. The yield of the loan portfolio increased as a result of consumer and commercial loans that typically earn higher yields than residential loans to compensate for their higher risk profile, increasing the yield as a percentage of total loans outstanding. Interest income on investment, mortgage-backed securities, and other securities increased $1.1 million due to an increase in the total average portfolio balance and the increased yield in the portfolio.

Interest expense on deposits increased $33,000 as the total average deposit balance increased and the total average cost of interest-bearing deposits decreased slightly. Interest expense on FHLB advances and other borrowings increased $60,000 or 5.0% due to the average weighted cost of debt increasing while the average borrowings outstanding remained virtually constant.

PROVISION FOR LOAN LOSSES

The provision for loan losses during fiscal 1998 increased $480,000 to $780,000 for the year. This increase was attributable to an increase in net charge-offs, which were $1.0 million in fiscal 1998 and $291,000 in fiscal 1997, and to Management's analysis of the Company's allowance for loan losses. The ratio of the allowance for loan losses to total loans at March 31, 1998 was 1.09% compared to 1.19% a year earlier. Based on its monthly reviews of the loan portfolio, Management believed the allowance for loan losses was adequate based on Management's estimates of losses inherent in the loan portfolio, although there can be no guarantee of these estimates. In addition, bank regulatory agencies may require additions to the allowance for loan losses based on their judgments and estimates as part of their examination process.

OTHER INCOME

Other income increased $345,000 or 20.8% in fiscal 1998 compared to 1997. In 1998, the Bank had $15,000 in net gain on sales of investments compared to none in fiscal 1997. Gain on sales of loans decreased $4,000 in fiscal 1998 while loan servicing fees increased $13,000 and service fees on deposit accounts decreased by $29,000.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

       Comparison of the Years Ended March 31, 1998 and 1997, Continued

OTHER INCOME, CONTINUED

Income from real estate operations increased $188,000 as the remaining lots in the Currytowne partnership were sold in fiscal 1997 at a loss. The Currytowne partnership was liquidated in the latter part of fiscal 1998. The Company retains an interest in one real estate partnership, Willow Woods, which is located in Aiken County and has experienced steady sales of residential lots. Other miscellaneous income consisting of net gains on sales of REO's, credit life insurance commissions, discount brokerage and annuity sales commissions, and other miscellaneous fees increased $162,000 during fiscal 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased $824,000 as a direct result of the one-time assessment of $705,000 by the FDIC to recapitalize the SAIF fund in fiscal 1997. Without that assessment, general and administrative expenses would have decreased $119,000 or 1.6%. This decrease was attributable to decreases in other miscellaneous expenses and FDIC insurance premiums and was offset partially by increases in salaries and employee benefits, occupancy expense, advertising, and depreciation and maintenance of equipment.

The Bank converted its core computer/data processing system from an outsourcing arrangement to an in-house system in late January 1997. This conversion resulted in slightly higher personnel and equipment costs that were more than offset by the savings from the elimination of the outsourcing contract that had been classified as an "other expense." Salaries and employee benefits increased 6.2% or $206,000 due to normal annual salary increases and the addition of qualified personnel needed to operate an in-house computer system. Occupancy expense increased $64,000 while depreciation and maintenance of equipment increased $63,000 as a result of the computer conversion. Advertising increased $136,000 in fiscal 1998 due to the promotion of money market accounts and the Bank's 75th anniversary. FDIC insurance premiums dropped $152,000 due to the SAIF assessment in fiscal 1997. The amortization of intangibles remained constant at $465,000 in both fiscal 1998 and 1997. Other expenses decreased $435,000 due to decreases in REO expense and the elimination of the data processing contract in January 1997.

INCOME TAXES

The provision for income tax expense increased $494,000 in the year ended March 31, 1998 compared to 1997 due to an increase in taxable income. The effective tax rate was approximately 35% for 1998 and 33% for 1997.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

REGULATORY CAPITAL

The following table reconciles the Bank's shareholders' equity to its various regulatory capital positions:

                                            March 31,
                                    ---------------------
                                       1999        1998
                                    (Dollars in Thousands)

  Shareholders' Equity (1)(2)     $  19,007   $   17,218
  Reduction For Goodwill              1,581        2,046
  And Other Intangibles
                                  ---------   ----------
  Tangible Capital                   17,426       15,172
                                  ---------   ----------
  Qualifying Core Deposit               664          789
  Intangibles
  Core Capital                       18,090       15,961
                                  ---------   ----------
  Supplemental Capital                1,715        1,512
                                  ---------   ----------
  Total Risk-Based Capital        $  19,805   $   17,473
                                  =========   ==========

(1) FOR 1999, INCLUDES UNREALIZED LOSSES OF $128,000 AND FOR 1998 EXCLUDES UNREALIZED GAINS OF $76,000 ON CERTAIN AVAILABLE FOR SALE SECURITIES.

(2) FOR 1999 AND 1998, EXCLUDES EQUITY OF SECURITY FEDERAL CORPORATION, THE PARENT.

The following table compares the Bank's capital levels relative to regulatory requirements at March 31, 1999.

                        Amount    Percent  Actual   Actual  Excess   Excess
                        Required  Required Amount   Percent  Amount  Percent
                        --------- -------  -------- ------- -------  -------
                                        (Dollars in Thousands)

  Tangible Capital      $  5,060    2.0%  $ 17,426   6.9%  $ 12,366   4.9%
  Tier 1 Leverage
    (Core) Capital        10,147    4.0%    18,090   7.1%     7,943   3.1%
  Tier 1 Risk-Based
    (Core) Capital         7,311    4.0%    18,090   9.9%    10,779   5.9%
  Total Risk-Based
    Capital             $ 14,622    8.0%  $ 19,805   10.8% $  5,183   2.8%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the ability of the Bank to generate sufficient cash flows to fund current loan demand, repay maturing borrowings, fund maturing deposit withdrawals, and meet operating expenses. The Bank's primary sources of funds include loan repayments, loan sales, increased deposits, advances from the FHLB, and cash flow generated from operations. The need for funds varies among periods depending on funding needs as well as the rate of amortization and prepayment on loans. The use of FHLB advances varies depending on their relative costs. Advances from the FHLB increased $2.5 million in fiscal 1999 and decreased $2.0 million in fiscal 1998. Deposits increased $34.7 million in fiscal 1999 and $13.7 million in fiscal 1998.

The principal use of the Bank's funds is the origination of mortgages and other loans and the purchase of investments and mortgage-backed securities. Loan originations were $87.7 million in fiscal 1999 compared to $49.3 million in fiscal 1998 and $52.8 million in fiscal 1997. Purchases of investments and mortgage-backed securities were $69.4 million in fiscal 1999 compared to $54.9 million in fiscal 1998 and $21.4 million in fiscal 1997.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

Outstanding loan commitments for which the Bank has not obtained prior commitments to purchase from other institutional investors amounted to $514,000 at March 31, 1999 compared to $658,000 at March 31, 1998. In addition, unused lines of credit on home equity loans, credit cards, and other loans amounted to $20.8 million at March 31, 1999. Management does not anticipate that the percentage of funds drawn on unused lines of credit will increase substantially over amounts currently utilized. Funding of undisbursed loans-in-process of $7.2 million at March 31, 1999 and commitments to originate loans and future advances on lines of credit are expected to be provided from loan amortizations and prepayments, deposit inflows, and short-term borrowing capacity.

The Bank is required under applicable Federal regulations to maintain a liquidity ratio at specified levels that are subject to change. Currently, a minimum of 4.0% of the combined total of deposits and certain borrowings must be maintained in the form of cash or eligible investments. At March 31, 1999, the Bank's liquidity ratio was approximately 37%. Management believes that liquidity during fiscal 2000 can be met through the Bank's deposit base and borrowing ability and from maturing investments. See "Consolidated Statements of Cash Flows" in the consolidated financial statements.

ACCOUNTING AND REPORTING CHANGES

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way public business companies are to report information about operating segments in annual financial statements and requires those companies to report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Earlier application is encouraged. In the initial year of application, comparative information for earlier years is to be restated, unless it is impractical to do so. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. This standard does not materially effect the Company's current method of financial reporting.

In April 1998, the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The new statement revises the required disclosures for employee benefit plans, but does not change the measurement or recognition of such plans. While the new standard requires some additional information about benefit plans, it helps preparers of financial statements by eliminating certain disclosures and by standardizing the disclosures for pensions and other postretirement benefits to the extent practicable. SFAS 132 supercedes the disclosure requirements in SFAS 37, "Employers' Accounting for Pensions;" SFAS 33, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits;" and SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The new disclosures are effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 132 did not have impact on the financial statements of the Company due to the disclosure only requirements.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." All derivatives are to be measured at fair value and recognized in the balance sheet as assets or liabilities. The statement is effective for fiscal years and quarters beginning after June 15, 1999. Because the Company does not use derivative instruments or transactions at this time, Management does not expect that this standard will have a significant effect on the Company.

In October 1998, the FASB issued SFAS 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." The new statement establishes accounting and reporting standards for certain activities of mortgage banking enterprises. The statement is effective for the first quarter beginning after December 15, 1998. The statement will have no effect on the financial statements of the Company.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements, related notes, and other financial information presented herein have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) that require the measurement of financial position and operating results in terms of historical dollars without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation.

YEAR 2000 CONSIDERATIONS

The Bank recognizes that there is a business risk in computerized systems as the calendar rolls over into the next century. If the computer systems misinterpret the date, items such as interest calculations on loans and deposits will be incorrect. This problem is commonly called the "Year 2000 Problem" or "Y2K Problem." A number of computer systems used by the Company in its day-to-day operations could be affected by this problem. Management has established a committee (the "Y2K Project Team") which has identified all affected systems and is currently working to ensure that this event will not disrupt operations. The Y2K Project Team reports regularly to the Bank's Board of Directors. The Bank is also working closely with outside computer vendors to ensure that all software corrections and warranty commitments are obtained and to arrange mock conversion testing. Testing of the Bank's core processing system occurred in December 1998. The test has been evaluated and appears to have been successful. Even though the test is thought to have been successful, there can be no guarantee that actual results will mirror the test. The Bank's Year 2000 project costs are not expected to have a material impact on its results of operations, liquidity, or capital resources. The Bank has funded approximately $330,000 in preparing for Y2K. Future expenditures for Y2K compliance are not known at this time. The impact of Year 2000 noncompliance by all outside parties with whom the Company may transact business cannot be fully gauged at this time.

                (Letterhead of Elliott, Davis & Company, LLP)

              Report of Independent Certified Public Accountants


Shareholders and Board of Directors
Security Federal Corporation and Subsidiaries
Aiken, South Carolina

     We have audited the accompanying consolidated balance sheets of Security Federal Corporation and Subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Federal Corporation and Subsidiaries as of March 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

                                       /s/ Elliott, Davis & Company, LLP

Elliott, Davis & Company, L.L.P.
Greenville, South Carolina
April 30, 1999

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                         Consolidated Balance Sheets

                           March 31, 1999 and 1998

                                                       1999       1998
                                                       ----       ----

ASSETS:
Cash And Cash Equivalents                         $ 6,951,347   $4,658,681
Investment And Mortgage-Backed Securities:
 Available For Sale:  (Amortized Cost Of
  $82,240,153 And $54,475,231 At March 31, 1999
  And 1998, Respectively)                          82,035,772   54,597,270
 Held To Maturity:  (Market Value Of $3,579,500
  And $8,297,204 At March 31, 1999 and 1998,
  Respectively)                                     3,532,863    8,215,833
                                                 ------------ ------------
Total Investment And Mortgage-Backed Securities    85,568,635   62,813,103
                                                 ------------ ------------
Loans Receivable, Net:
 Held For Sale                                      1,604,300    1,232,181
 Held For Investment:  (Net Of Allowance Of
  $1,715,068 And $1,512,038 At March 31, 1999 And
  1998, Respectively)                             150,381,301  136,492,252
                                                 ------------ ------------
Total Loans Receivable, Net                       151,985,601  137,724,433
                                                 ------------ ------------
Accrued Interest Receivable:
 Loans                                                657,153      736,201
 Mortgage-Backed Securities                           146,739       35,694
 Investments                                          803,696      761,405
                                                 ------------ ------------
Total Accrued Interest Receivable                   1,607,588    1,533,300
                                                 ------------ ------------
Premises And Equipment, Net                         4,198,774    3,827,760
Federal Home Loan Bank Stock, At Cost               1,245,000    1,348,600
Real Estate Acquired In Settlement Of Loans           154,143      165,170
Real Estate Held For Development And Sale             552,111      623,779
Other Assets                                        2,454,724    2,817,090
                                                 ------------ ------------
TOTAL ASSETS                                     $254,717,923 $215,511,916
                                                 ============ ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
 Liabilities:
  Deposit Accounts                               $216,532,683 $181,785,948
  Advances From Federal Home Loan Bank             14,600,000   12,126,000
  Other Borrowings                                    869,270      128,933
  Advance Payments By Borrowers For Taxes And
   Insurance                                          274,067      266,128
  Other Liabilities                                 2,881,461    3,128,866
                                                 ------------ ------------
Total Liabilities                                 235,157,481  197,435,875
                                                 ------------ ------------
Shareholders' Equity:
 Serial Preferred Stock, $.01 Par Value;
  Authorized 200,000 Shares; Issued And
  Outstanding, None                                         -            -
 Common Stock, $.01 Par Value; Authorized
  5,000,000 Shares, Issued And Outstanding Shares,
  842,120 at March 31, 1999; Authorized 1,000,000
  Shares, Issued And Outstanding Shares, 421,060
  at March 31, 1998                                     8,421        4,211
 Additional Paid-In Capital                         3,993,733    3,997,943
 Accumulated Other Comprehensive Income (Loss)      (127,738)       75,713
 Retained Earnings, Substantially Restricted       15,686,026   13,998,174
                                                 ------------ ------------
Total Shareholders' Equity                         19,560,442   18,076,041
                                                 ------------ ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $254,717,923 $215,511,916
                                                 ============ ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Income

              For the Years Ended March 31, 1999, 1998 and 1997


                                       1999          1998          1997
                                   ------------  ------------  ------------
Interest Income:
 Loans                              $12,707,359  $ 13,125,227  $ 13,476,697
 Mortgage-Backed Securities             863,443       328,948       340,845
 Investment Securities                3,610,039     3,095,035     1,950,450
 Other                                  130,669        68,530        74,421
                                     ----------   -----------   -----------
Total Interest Income                17,311,510    16,617,740    15,842,413
                                     ----------   -----------   -----------
Interest Expense:
 NOW And Money Market Accounts        2,124,348     1,260,074       928,628
 Passbook Accounts                      288,950       300,461       335,023
 Certificate Accounts                 5,206,502     5,190,929     5,454,427
 Advances And Other Borrowed Money    1,018,022     1,249,508     1,189,541
                                     ----------   -----------   -----------
Total Interest Expense                8,637,822     8,000,972     7,907,619
                                     ----------   -----------   -----------
 Net Interest Income                  8,673,688     8,616,768     7,934,794
 Provision For Loan Losses              600,000       780,000       300,000
                                     ----------   -----------   -----------
Net Interest  Income After Provision
 For Loan Losses                      8,073,688     7,836,768     7,634,794
                                     ----------   -----------   -----------
Other Income:
 Gain On Sale Of Investment Securities        -        15,423             -
 Gain On Sale Of Loans                  669,757       194,844       199,062
 Loan Servicing Fees                    326,424       347,098       334,006
 Service Fees On Deposit Accounts       873,716       857,298       886,272
 Income (Loss) From Real Estate
  Operations                            109,007       104,194      (83,418)
 Other                                  662,426       485,611       323,129
                                     ----------   -----------   -----------
Total Other Income                    2,641,330     2,004,468     1,659,051
                                     ----------   -----------   -----------
General And Administrative Expenses:
 Compensation And Employee Benefits   4,096,201     3,532,201     3,326,083
 Occupancy                              492,863       467,415       403,225
 Advertising                            334,627       334,091       198,469
 Depreciation And Maintenance Of
  Equipment                             807,042       724,434       661,896
 Amortization Of Intangibles            465,240       465,240       465,240
 FDIC Insurance Premiums                 79,326        77,248       229,689
 FDIC SAIF Assessment                         -             -       705,489
 Other                                1,686,540     1,619,685     2,054,602
                                     ----------   -----------   -----------
Total General And Administrative
 Expenses                             7,961,839     7,220,314     8,044,693
                                     ----------   -----------   -----------
Income Before Income Taxes            2,753,179     2,620,922     1,249,152
Provision For Income Taxes              947,430       908,293       413,945
                                     ----------   -----------   -----------
Net Income                            1,805,749   $ 1,712,629   $   835,207
                                     ==========   ===========   ===========
Net Income Per Common Share (Basic)  $     2.14   $      2.04   $      1.01
                                     ==========   ===========   ===========

Net Income Per Common Share
 (Diluted)                           $     2.13   $      2.04   $      1.00
                                     ==========   ===========   ===========

Cash Dividend Per Share On Common
 Stock                               $      .14   $       .12   $       .10
                                     ==========   ===========   ===========

Weighted Average Shares  Outstanding
 (Basic)                                842,120       837,546       829,670
                                     ==========   ===========   ===========

Weighted Average Shares  Outstanding
 (Diluted)                              845,844       839,996       836,308
                                     ==========   ===========   ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

               Consolidated Statements of Shareholders' Equity

              For the Years Ended March 31, 1999, 1998 and 1997



---------------------------------------------------------------------------------------------------------
--
                                                  Additional  Accumulated Other
                                     Common        Paid -In     Comprehensive     Retained
                                      Stock        Capital      Income (Loss)     Earnings       Total
                                      -----        -------      -------------     --------       -----

Balance At March 31, 1996          $  4,132      $ 3,919,262    $  (123,125)    $11,633,949
$15,434,218
Net Income                                -                -               -        835,207
835,207
Other Comprehensive Income, Net
 Of Tax:
 Unrealized Holding Losses On
  Securities Available For Sale           -                -        (43,747)              -
(43,747)
 Reclassification Adjustment For
  Gains Included In Net Income            -                -               -              -
-
                                                                                               ----------
-
Comprehensive Income                      -                -               -              -
791,460
Exercise Of Stock Options                39           39,341               -              -
39,380
Cash Dividends                            -                -               -       (83,029)
(83,029)
                                   --------      -----------    ------------    -----------    ----------
-
Balance At March 31, 1997          $  4,171      $ 3,958,603    $  (166,872)    $12,386,127
$16,182,029
                                   ========      ===========    ============    ===========
===========


---------------------------------------------------------------------------------------------------------
--
                                                  Additional  Accumulated Other
                                     Common        Paid -In     Comprehensive     Retained
                                      Stock        Capital      Income (Loss)     Earnings       Total
                                      -----        -------      -------------     --------       -----

Balance At March 31, 1997          $  4,171      $ 3,958,603    $  (166,872)    $12,386,127
$16,182,029
Net Income                                -                -               -      1,712,629
1,712,629
Other Comprehensive Income,
 Net Of Tax:
 Unrealized Holding Gains On
  Securities Available For Sale           -                -         252,610              -
252,610
 Reclassification Adjustment For
  Gains Included In Net Income            -                -        (10,025)              -
(10,025)
                                                                                               ----------
-
Comprehensive Income                      -                -               -              -
1,955,214
Exercise Of Stock Options                40           39,340               -              -
39,380
Cash Dividends                            -                -               -      (100,582)
(100,582)
                                   --------      -----------    ------------    -----------    ----------
-
Balance At March 31, 1998          $  4,211      $ 3,997,943    $     75,713    $13,998,174
$18,076,041
                                   ========      ===========    ============    ===========
===========


---------------------------------------------------------------------------------------------------------
--
                                                  Additional  Accumulated Other
                                     Common        Paid -In     Comprehensive     Retained
                                      Stock        Capital      Income (Loss)     Earnings       Total
                                      -----        -------      -------------     --------       -----

Balance At March 31, 1998          $  4,211      $ 3,997,943    $     75,713    $13,998,174
$18,076,041
Net Income                                -                -               -      1,805,749
1,805,749
Other Comprehensive Income, Net
 Of Tax:
 Unrealized Holding Losses On
  Securities Available For Sale           -                -       (203,451)              -
(203,451)
 Reclassification Adjustment For
  Gains Included In Net Income            -                -               -              -
-
                                                                                               ----------
-
Comprehensive Income                      -                -               -              -
1,602,298
2-For-1 Stock Split                   4,210          (4,210)               -              -
-
Cash Dividends                            -                -               -      (117,897)
(117,897)
                                   --------      -----------    ------------    -----------    ----------
-
Balance At March 31, 1999          $  8,421      $ 3,993,733    $  (127,738)    $15,686,026
$19,560,442
                                   ========      ===========    ============    ===========
===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                          21

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows

              For the Years Ended March 31, 1999, 1998 and 1997

                                           1999          1998          1997
                                           ----          ----          ----
  CASH FLOWS FROM OPERATING
  ACTIVITIES:
   Net Income                         $ 1,805,749  $  1,712,629  $    835,207
   Adjustments To Reconcile Net
    Income To Net Cash Provided By
    Operating Activities:
    Depreciation                          658,035       633,347       608,022
    Amortization Of Intangibles           465,240       465,240       465,240
    Discount Accretion And Premium
     Amortization                          16,741      (48,562)       151,334
    Provisions For Losses On Loans
     And Real Estate                      600,000       780,000       154,773
    Gain On Sales Of Loans              (669,757)     (194,844)     (199,062)
    Gain On Sales Of Investment
     Securities                                 -      (15,423)             -
    (Gain) Loss On Sale Of Real Estate  (252,559)     (203,394)       294,147
    Amortization Of Deferred Fees On
     Loans                              (198,055)     (111,528)     (112,015)
    Loss On Disposition Of Premises
     And Equipment                          9,479        30,634        29,637
    Proceeds From Sale Of Loans Held
     For Sale                          34,395,529    11,447,131    12,621,196
    Origination Of Loans For Sale    (34,097,891)  (12,273,256)  (12,020,427)
    (Increase) Decrease In Accrued
    Interest Receivable:
     Loans                                 79,048        84,529        61,544
     Mortgage-Backed Securities         (111,045)         3,215      (15,110)
     Investments                         (42,291)     (398,296)        87,843
    Increase (Decrease) In Advance
      Payments By Borrowers                 7,939        21,679     (141,259)
    Other, Net                          (227,310)      (14,838)     (258,528)
                                    ------------- -------------  ------------
  Net Cash Provided By Operating
   Activities                         $ 2,438,852  $  1,918,263  $  2,562,542
                                    ------------- -------------  ------------
  CASH FLOWS FROM INVESTING
  ACTIVITIES:
   Purchase Of Mortgage-Backed
    Securities Available For Sale   $(27,926,399)  $          -  $          -
   Principal Repayments On
    Mortage-Backed Securities
     Available For Sale                 3,080,957             -             -
   Principle Repayments On
    Mortgage-Backed Securities Held
     To Maturity                        1,155,200       424,192       558,205
   Purchase Of Investment Securities
    Available For Sale               (41,481,782)  (54,916,778)  (17,968,095)
   Maturities Of Investment
    Securities Available For Sale      38,532,104    22,000,000    24,500,000
   Purchase Of Investment Securities
    Held To Maturity                            -             -   (3,473,204)
   Maturities Of Investment
    Securities Held To Maturity         3,541,227     4,121,951     3,000,000
   Proceeds From Sales Of Investment
    Securities Available For Sale               -     2,982,969             -
   Purchase Of FHLB Stock                       -     (695,200)     (151,400)
   Redemption Of FHLB Stock               103,600       132,300       598,900
   (Increase) Decrease In Loans
    Receivable                       (14,963,098)     9,038,131     1,744,689
   Investment In Real Estate Held For
    Development                         (425,675)     (306,052)     (612,234)
   Proceeds From Sale Of Real Estate
    Held For Development                  606,350       627,280     1,077,582
   Proceeds From Sale Of Real Estate
    Acquired Through Foreclosure          826,683       367,156       898,732
   Purchase And Improvement Of
    Premises And Equipment            (1,045,528)    (539,592)    (1,402,623)
   Proceeds From Sale Of Land               7,000             -             -
                                    ------------- -------------  ------------
  Net Cash Provided (Used) By
   Investing Activities             $(37,989,361)$ (16,763,643)  $  8,770,552
                                    ------------- -------------  ------------

                                                     (Continued)
                                         22

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

              For the Years Ended March 31, 1999, 1998 and 1997

                                           1999          1998          1997
                                           ----          ----          ----
  CASH FLOWS FROM FINANCING
  ACTIVITIES:
   Increase (Decrease) In Deposit
    Accounts                         $34,746,735  $ 13,725,090  $ (4,313,869)
   Proceeds From FHLB Advances        78,600,000   133,785,000     94,600,000
   Repayment Of FHLB Advances       (76,126,000) (135,773,000)  (103,350,000)
   Proceeds From Other Borrowings        820,374             -        234,552
   Repayment Of Other Borrowings        (80,037)      (75,464)      (380,155)
   Dividends To Shareholders           (117,897)     (100,582)       (83,029)
   Proceeds From Exercise Of Stock
    Options                                    -        39,380         39,380
                                     -----------  ------------   ------------
  Net Cash Provided (Used) By
   Financing Activities              $37,843,175  $ 11,600,424  $(13,253,121)
                                     -----------  ------------   ------------
  Net Increase (Decrease) In Cash
   And Cash Equivalents                2,292,666   (3,244,956)    (1,920,027)
  Cash And Cash Equivalents At
   Beginning Of Year                   4,658,681     7,903,637      9,823,664
                                     -----------  ------------   ------------
  Cash And Cash Equivalents At End
   Of Year                           $ 6,951,347  $  4,658,681   $  7,903,637
                                     ===========   ===========   ============
  SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
  Cash Paid During The Period For:
   Interest                          $ 8,657,187  $  7,766,909   $  7,910,716
                                     ===========   ===========   ============
   Income Taxes                      $ 1,067,586  $    816,500   $    534,000
                                     ===========   ===========   ============
  Supplemental Schedule Of Non Cash
  Transactions:
   Additions To Real Estate Acquired
    Through Foreclosure, Net         $   672,104  $    381,117   $     57,670
                                     ===========   ===========   ============
   Increase (Decrease) In Unrealized
    Net Gain (Loss) On Securities
    Available For Sale, Net Of Taxes $ (203,451)  $    242,585   $   (43,747)
                                     ===========   ===========   ============
   Securitization Of Loans Held For
    Investment To Investments Held
     Maturity                        $         -  $          -   $  2,796,062
                                     ===========   ===========   ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

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

(a) BASIS OF CONSOLIDATION AND NATURE OF OPERATIONS
  -----------------------------------------------
The accompanying consolidated financial statements include the accounts of Security Federal Corporation (the "Company") and its wholly owned subsidiary, Security Federal Bank (the "Bank") and the Bank's wholly owned subsidiary, Security Financial Services Corporation ("SFSC"). The Bank is primarily engaged in the business of accepting savings and demand deposits and originating mortgage loans and other loans to individuals and small businesses for various personal and commercial purposes. SFSC consists primarily of investment brokerage services. Also included in the consolidation is a real estate partnership.

(b) CASH AND CASH EQUIVALENTS
  -------------------------
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing balances in other banks, and federal funds sold. Cash equivalents have maturities of three months or less.

(c) INVESTMENT AND MORTGAGE-BACKED SECURITIES
  -----------------------------------------
Investment securities, including mortgage-backed securities, are classified in one of three categories: held to maturity, available for sale, or trading. Management determines the appropriate classification of debt securities at the time of purchase.

Investment securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. These securities are recorded at cost and adjusted for amortization of premiums and accretion of discounts over the estimated life of the security using a method that approximates a level yield. Prepayment assumptions on mortgage-backed securities are anticipated.

Management classifies investment securities that are not considered to be held to maturity as available for sale. These type investments are stated at fair value with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity (accumulated other comprehensive income). Gains and losses from sales of investment and mortgage-backed securities available for sale are determined using the specific identification method. The Company has no trading securities.

At March 31, 1999, the Bank maintained liquid assets in excess of the amount required by regulations. The required amount is 4% of the average daily balances of deposits and certain borrowings. Liquid assets consist primarily of cash, time deposits, and certain investment securities.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes To Consolidated Financial Statements

(1)  SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     ------------------------------------------
(d)  ALLOWANCE FOR LOAN LOSSES
     -------------------------
The Company provides for loan losses using the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to the allowance for loan losses. Additions to the allowance for loan losses are provided by charges to operations based on various factors which, in Management's judgment, deserve current recognition in estimating possible losses. Such factors considered by Management include the fair value of the underlying collateral; stated guarantees by the borrower, if applicable; the borrower's ability to repay from other economic resources; growth and composition of the loan portfolios; the relationship of the allowance for loan losses to outstanding loans; loss experience; delinquency trends; and general economic conditions. Management evaluates the carrying value of the loans periodically and the allowance is adjusted accordingly. While Management uses the best information available to make evaluations, future adjustment to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making these evaluations. Allowances for loan losses are subject to periodic evaluations by various regulatory authorities and may be subject to adjustments based upon the information that is available at the time of their examinations.

The Company values impaired loans at the loan's fair value if it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement at the present value of expected cash flows; the market price of the loan, if available; or the value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to interest then to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

(e) LOANS HELD FOR SALE
   -------------------
Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations.

(f) REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS (REO)
    --------------------------------------------------
REO represents real estate acquired through foreclosure and is initially recorded at the lower of cost (principal balance of the former mortgage loan less any specific valuation allowances) or estimated fair value less costs to sell. Subsequent improvements are capitalized. Costs of holding real estate, such as property taxes, insurance, general maintenance and interest expense, are expensed as a period cost. Fair values are reviewed regularly and allowances for possible losses are established when the carrying value of the real estate owned exceeds the fair value less estimated costs to sell. Fair values are generally determined by reference to an outside appraisal.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes To Consolidated Financial Statements

(1)  SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     ------------------------------------------
(g)  REAL ESTATE HELD FOR DEVELOPMENT AND SALE
     -----------------------------------------
Real estate held for development and sale and investments in real estate partnerships are stated at the lower of cost or estimated net realizable value. Costs directly related to such real estate are capitalized until construction required to bring these properties to a saleable condition is completed. Capitalized costs include direct costs incurred during the improvement period.

Gains on the sale of real estate held for development and sale are recorded at the time of the sale provided certain criteria relating to property type, cash down payment, loan terms, and other factors are met. If these criteria are not met at the date of sale, the gain is deferred and recognized using the installment or cost recovery method until they are satisfied, at which time the remaining deferred gain is recorded as income.

Fair values of real estate held for development and sale are reviewed regularly and allowances for losses are established when the carrying value exceeds the estimated net realizable value. In determining the estimated net realizable value, the Company deducts the projected cost to complete and dispose of the property from the estimated selling price and the estimated cost to hold the property to an expected date of sale.

(h) PREMISES AND EQUIPMENT
   ----------------------
Premises and equipment are carried at cost, net of accumulated depreciation. Depreciation of premises and equipment is amortized on a straight-line method over the estimated useful life of the related asset. Estimated lives are 7-30 years for buildings and improvements and generally 5-10 years for furniture, fixtures and equipment.

(i) INCOME TAXES
   ------------
Deferred tax expense or benefit is recognized for the net change during the year in the deferred tax liability or asset. That amount together with income taxes currently payable is the total amount of income tax expense or benefit for the year. Deferred taxes are provided for in differences in financial reporting bases for assets and liabilities compared with their tax bases. Basically, a current tax liability or asset is established for taxes presently payable or refundable and a deferred tax liability or asset is established for future tax items. A valuation allowance, if applicable, is established for deferred tax assets that may not be realized. Tax bad debt reserves in excess of the base year amount (established as taxable years ending March 31, 1988 or later) would create a deferred tax liability. Deferred income taxes are provided for in differences between the provision for loan losses for financial statement purposes and those allowed for income tax purposes.

(j) LOAN FEES AND COSTS ASSOCIATED WITH ORIGINATING LOANS
    -------------------------------------------------------
The net of loan fees received and direct incremental costs of originating loans are deferred and amortized over the contractual life of the related loan. The net fees are recognized as yield adjustments by applying the interest method. Prepayments are not anticipated.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes To Consolidated Financial Statements

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

Deposit based premiums, representing the cost of acquiring deposits from other financial institutions, are included in the balance sheet as "Other Assets" and are being amortized by charges to operations over the expected periods to be benefited. The effective amortization period for intangible assets is approximately 10 years.

(l) INTEREST INCOME
  ---------------
Interest on loans is accrued and credited to income monthly based on the principal balance outstanding and the contractual rate on the loan. The Company places loans on non-accrual status when they become greater than 90 days delinquent or when, in the opinion of Management, full collection of principal or interest is unlikely. The Company provides an allowance for uncollectible accrued interest on loans that are 90 days delinquent for all interest accrued prior to the loan being placed on non-accrual status. The loans are returned to an accrual status when full collection of principal and interest appears likely.

(m) FAIR VALUE OF FINANCIAL INSTRUMENTS
  -----------------------------------
The Company discloses the fair value of on- and off-balance sheet financial instruments when it is practicable to do so. Fair values are based on quoted market prices, where available; on estimates of present value; or on other valuation techniques. These estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and significant judgment. In addition, the Company does not disclose the fair value of non-financial instruments. Accordingly, the aggregate fair values presented do not represent the underlying fair value of the Company.

Fair values for consolidated financial statement reporting purposes are estimated for loans with similar financial characteristics. These loans are segregated by the type of loan and consider credit risk, interest rate, and prepayment characteristics. Each loan category is further segmented into fixed and adjustable rate categories.

The fair value of performing loans is calculated by discounting scheduled cash flows through estimated maturity dates. Expected cash flows are discounted using the Company's current rates that reflect the credit and interest rate risks inherent in each category of loans. A prepayment assumption is used as an estimate of the portion of loans that will be repaid prior to their scheduled maturity.

(n) EARNINGS PER SHARE
   ------------------
Net income per share is computed by dividing consolidated net income by the weighted average number of common shares outstanding during the period. The treasury stock method is used to compute the dilutive effect of stock options in the diluted weighted average number of common shares. All per share data has been restated to reflect the 2-for-1 stock split issued during the year ended March 31, 1999.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes To Consolidated Financial Statements

(1)  SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     ------------------------------------------
(o)  USE OF ESTIMATES
     ----------------
The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

(p) COMPREHENSIVE INCOME
  --------------------
In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Under this statement, the Company is required to classify items of "other comprehensive income" by their nature in the financial statements and display the balance of comprehensive income separately in the equity section of a balance sheet. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods were required to be reclassified to reflect the provisions of this statement. The adoption of SFAS 130 had no effect on the Company's net income or shareholder's equity.

(q) RECENTLY ISSUED ACCOUNTING STANDARDS
  ------------------------------------
In June 1997, the FASB issued SFAS 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. SFAS 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments were determined, and other items. The statement is effective for fiscal years beginning after December 15, 1997. The Company does not anticipate that adoption of SFAS 131 will have a material effect on its financial statements.

In June 1998, the FASB issue SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." All derivatives are to be measured at fair value and recognized in the balance sheet as assets or liabilities. The statement is effective for fiscal years and quarters beginning after June 15, 1999. Because the Company does not use derivative instruments or transactions at this time, Management does not expect that this standard will have a significant effect on financial statements of the Company.

(r) RECLASSIFICATIONS
    -----------------
Certain amounts in prior years' consolidated financial statements have been reclassified to conform to current year classifications.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes To Consolidated Financial Statements

(2)  INVESTMENT AND MORTGAGE-BACKED SECURITIES, AVAILABLE FOR SALE
     -------------------------------------------------------------
The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

                                           March 31, 1999
                          ---------------------------------------------------
                                           Gross       Gross
                          Amortized      Unrealized  Unrealized     Fair
                             Cost         Gains        Losses       value
                          ------------- ------------ ----------- ------------

  U.S. Treasury Notes   $  5,003,025  $    50,570  $        -   $ 5,053,595
  FHLB Securities         43,466,550       95,568     204,167    43,357,951
  Federal Farm Credit
   Securities              7,993,230       19,235      26,907     7,985,558
  FHLMC Bond                 996,204            -      33,414       962,790
  Mortgage-Backed
   Securities             24,781,144       23,850     129,116    24,675,878
                        ------------  -----------  ----------  ------------
                        $ 82,240,153  $   189,223  $  393,604  $ 82,035,772
                        ============  ===========  ==========  ============

                                           March 31, 1998
                          ---------------------------------------------------
                                           Gross       Gross
                          Amortized      Unrealized  Unrealized     Fair
                             Cost         Gains        Losses       value
                          ------------- ------------ ----------- ------------

  U.S. Treasury Notes   $  9,498,874  $    65,826  $   12,020   $ 9,552,680
  FHLB Securities         40,479,674      102,105      51,474    40,530,305
  Federal Farm Credit
  Securities               4,496,683       21,672       4,070     4,514,285
                        ------------  -----------  ----------  ------------
                        $ 54,475,231  $   189,603  $   67,564  $ 54,597,270
                        ============  ===========  ==========  ============

The amortized cost and fair value of investment and mortgage-backed securities available for sale at March 31, 1999 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties.

                           Amortized
                              Cost        Fair value
                              ----        ----------

  Less Than 1 Year       $  2,498,663   $  2,512,965
  1 - 5 Years              35,952,769     35,896,493
  More Than 5 Years        19,007,577     18,950,436
  Mortgage-Backed
    Securities             24,781,144     24,675,878
                         ------------   ------------
                         $ 82,240,153   $ 82,035,772
                         ============   ============

At March 31, 1999, investment and mortgage-backed securities available for sale of $9,392,000 were pledged as collateral for certain deposit accounts.

The Bank sold no securities in fiscal 1999 or 1997. The Bank received $2,983,000 proceeds from sales of available for sale securities in the year ending March 31, 1998, with approximately $15,423 recorded in gross gains and no gross losses.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes To Consolidated Financial Statements

(3)  INVESTMENT AND MORTGAGE-BACKED SECURITIES, HELD TO MATURITY
     -----------------------------------------------------------
The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

                                           March 31, 1999
                          ---------------------------------------------------
                                           Gross       Gross
                          Amortized     Unrealized   Unrealized     Fair
                             Cost          Gains       Losses       value
                             ----          -----       ------       -----

  FNMA Securities         $  336,822    $     542    $      -    $   337,364
  Mortgage-Backed
    Securities             3,196,041            -           -      3,196,041
                          ----------    ---------    ---------   -----------
                          $3,532,863    $     542    $      -    $ 3,533,405
                          ==========    =========    =========   ===========


                                           March 31, 1998
                          ---------------------------------------------------
                                           Gross       Gross
                          Amortized     Unrealized   Unrealized     Fair
                             Cost          Gains       Losses       value
                             ----          -----       ------       -----

  FNMA Securities         $  500,000    $   6,535    $      -    $   506,535
  FHLB Securities          2,363,910       14,129       9,520      2,368,519
  FHLMC Bonds              1,000,000            -         800        999,200
  Mortgage-Backed
    Securities             4,351,923       71,492         465      4,422,950
                          ----------    ---------    --------    -----------
                          $8,215,833    $  92,156    $ 10,785    $ 8,297,204
                          ==========    =========    ========    ===========

The amortized cost and fair value of investment and mortgage-backed securities held to maturity at March 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities due to call features on certain investments.

                            Amortized
                              Cost        Fair value
                              ----        ----------

  Less Than 1 Year        $         -    $         -
  1 - 5 Years                       -              -
  More Than 5 Years           336,822        337,364
  Mortgage-Backed
    Securities              3,196,041      3,242,136
                          -----------    -----------
                          $ 3,532,863    $ 3,579,500
                          ===========    ===========

At March 31,1999, investment and mortgage-backed securities held to maturity of $3,454,000 were pledged as collateral for certain deposit accounts.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes To Consolidated Financial Statements

(4)  LOANS RECEIVABLE, NET
     ---------------------
Loans Receivable, Net, at March 31 consisted of the following:

                                   1999          1998
                                   ----          ----

  Residential Real Estate
   Loans                      $ 65,489,233  $ 46,450,206
  Consumer Loans                41,631,602    46,499,200
  Commercial Business And
    Real Estate Loans           52,325,690    48,455,541
  Loans Held For Sale            1,604,300     1,232,181
                              ------------  ------------
                              $161,050,825  $142,637,128
                              ------------  ------------
  Less:
   Allowance For Loan Losses     1,715,068     1,512,038
   Loans In Process              7,150,607     3,175,684
   Deferred Loan Fees              199,549       224,973
                              ------------  ------------
                                 9,065,224     4,912,695
                              ============  ============
  Total Loans Receivable, Net$ 151,985,601  $137,724,433
                              ============  ============

Changes in the allowance for loan losses for the years ended March 31 are summarized as follows:

                              1999          1998         1997
                              ----          ----         ----

  Balance At Beginning
    Of Year                $1,512,038    $1,767,483    $1,758,688
  Provision For Loan
    Losses                    600,000       780,000       300,000
  Charge Offs               (430,116)   (1,293,082)     (320,643)
  Recoveries                   33,146       257,637        29,438
                           ----------   -----------    ----------
  Total Allowance For
   Loan Losses             $1,715,068    $1,512,038    $1,767,483
                           ==========    ==========    ==========

The following table sets forth the amount of the Company's non-accrual loans and the status of the related interest income at March 31.

                                  1999        1998
                                  ----        ----

  Non-Accrual Loans           $1,182,256   $ 2,034,000
                              ==========   ===========
  Interest Income That Would
   Have Been Recognized
   Under Original Terms       $  110,403   $   100,512
                              ==========   ===========

Loans serviced for others at March 31, 1999, 1998 and 1997, were approximately $64.0 million, $79.3 million, and $88.3 million, respectively.

At March 31, 1998 and 1999, impaired loans amounted to $872,000 and $880,000, respectively. Losses on impaired loans are accounted for in the allowance for loan loss. For the years ended March 31, 1998 and 1999, the average recorded investment in impaired loans was $1.2 million and $860,000, respectively.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes To Consolidated Financial Statements

(5)  PREMISES AND EQUIPMENT, NET
     ---------------------------
Premises and Equipment, Net, at March 31 are summarized as follows:

                                 1999         1998
                               ---------    ---------

  Land                       $   496,163   $    503,163
  Buildings And Improvements   3,531,942      3,312,791
  Furniture And Equipment      4,222,168      3,866,947
                              ----------     ----------
                               8,250,273      7,682,901
  Less Accumulated
   Depreciation              (4,051,499)    (3,855,141)
                             -----------   ------------
  Total Premises And
   Equipment, Net            $ 4,198,774   $  3,827,760
                             ===========   ============

Depreciation expense for the years ended March 31, 1999, 1998, and 1997 was approximately $658,000, $633,000, and $608,000, respectively. The Bank has entered into non-cancelable operating leases related to buildings and land. At March 31, 1999, future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows (by fiscal year):

       2000                        $ 69,624
       2001                          65,596
       2002                          45,456
       2003                          44,470
       2004                          35,470
       Thereafter                   237,524
                                   --------
                                   $498,140
                                   ========

Total rental expense amounted to $72,605, $71,254, and $61,000 for the years ended March 31, 1999, 1998 and 1997, respectively. Five lease agreements with monthly expenses of $2,188, $2,014, $493, $407 and $700 have renewal options of 10, 10, 60, 5, and 20 years, respectively.

(6) FHLB STOCK
     ----------
By law, every federally insured savings institution is required to invest in FHLB stock. No ready market exists for this stock and it has no quoted fair value. However, because redemption of this stock has been at par, it is carried at cost.

The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of: 1) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year; or, 2) 1/20th of its advances (borrowings) from the FHLB of Atlanta. The Bank is in compliance with this requirement with an investment in FHLB of Atlanta stock of $1,245,000 as of March 31, 1999.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes To Consolidated Financial Statements

(7)  REAL ESTATE OPERATIONS
     ----------------------
The Company participated in two real estate joint ventures; Willow Woods and Currytowne. The Company owns 50% of the Willow Woods partnership and owned 62.5% of the Currytowne partnership as joint ventures. These joint ventures have been consolidated into the Company's financial statements since the Company has voting control in both partnerships. In the latter part of fiscal 1998, the Company liquidated the remaining assets of the Currytowne venture. The Company had $187,000 invested in the Willow Woods partnership at March 31, 1999. Income from real estate operations at March 31 is as follows:

                                       1999       1998       1997
                                        ----       ----       ----
  Real Estate Held For Development
  And Sale:
   Sales                             $606,350   $627,280   $1,077,582
   Cost Of Sales                      497,343    523,086    1,306,227
                                     --------   --------   ----------
  Gross Profit (Loss)                 109,007    104,194    (228,645)
  Provision (Reversal) For Real
   Estate Losses                            -          -    (145,227)
                                     --------   --------   ----------
  Income (Loss) From Real Estate
   Operations                         109,007    104,194     (83,418)
  Other Expenses, Net                  73,849     64,392      108,553
                                     --------   --------   ----------
  Net Income (Loss)                  $ 35,158   $ 39,802   $(191,971)
                                     ========   ========   ==========

The following is a summary of the allowance for estimated losses on real estate at March 31:

                                        1999       1998       1997
                                        ----       ----       ----

  Balance At Beginning Of Year       $50,000    $50,000    $  195,227
  Provision (Reversal) For Real
    Estate Losses                          -          -     (145,227)
                                     --------   -------    ----------
  Balance At End Of Year             $50,000    $50,000     $  50,000
                                     ========   =======    ==========

Condensed combined financial information for the joint ventures at March 31 is as follows:

                                                   1999       1998
                                                   ----       ----

  Real Estate Held For Development, Net         $552,111   $623,779
  Other Assets                                   111,230     27,446
                                                --------   --------
  Total Assets                                   663,341    651,225
  Liabilities (Principally A Loan Payable To
    The Company)                                 239,701    121,865
                                                --------   --------
  Partners Equity                               $423,640   $529,360
                                                ========   ========
                                  33

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes To Consolidated Financial Statements

(8)  DEPOSITS
     --------
     Deposits outstanding by type of account are summarized as follows:


                                         At March 31, 1999                 At March 31, 1998
                                -------------------------------   -----------------------------------
                                        Weighted  Interest Rate               Weighted  Interest Rate
                                Amount    Rate       Range            Amount    Rate        Range
                                ------    ----       -----            ------    ----        -----

Checking Accounts           $ 53,435,702  0.84%    0.00 - 1.09%   $ 47,414,160  1.09%   0.00 - 1.50%
Money Market Accts.           49,369,915  4.70%    2.20 - 5.13%     27,902,091  4.67%   2.75 - 5.50%
Passbook Accounts             11,847,962  2.47%    0.00 - 3.00%     12,328,146  2.44%   0.00 - 3.00%
                            ------------  -----    ------------   ------------  -----   ------------

Total                       $114,653,579  2.67%    0.00 - 5.13%   $ 87,644,397  2.42%   0.00 - 5.50%
                            ------------  -----    ------------   ------------  -----   ------------

Certificate Accounts:
0.00 - 4.99%                $ 31,100,943                          $  3,086,511
5.00 - 6.99%                  70,640,349                            90,919,998
7.00 - 8.99%                     137,812                               135,042
                            ------------                          ------------

Total                       $101,879,104  5.18%    4.17 - 7.25%   $ 94,141,551  5.50%   4.70 - 7.75%
                            ------------  -----    ------------   ------------  -----   ------------

Total Deposits              $216,532,683  3.85%    0.00 - 7.25%   $181,785,948  4.02%   0.00 - 7.85%
                            ============  =====    ============   ============  =====   ============




The aggregate amount of short-term certificates of deposit with a minimum denomination of $100,000 was $17,584,000 and $14,336,000 at March 31, 1999 and
1998, respectively. The amounts and scheduled maturities of certificates of deposit at March 31 are as follows:

                                 1999           1998
                                 ----           ----

  Within 1 Year             $ 79,899,216    $76,220,282
  After 1 Year, Within 2      17,187,818     12,987,954
  After 2 Years, Within 3      1,017,688      1,246,311
  After 3 Years, Within 4      2,889,504        754,006
  After 4 Years, Within 5        884,878      2,551,313
  Thereafter                           -        381,685
                            ------------    -----------
                            $101,879,10     $94,141,551
                            ============    ===========

(9)  ADVANCES FROM FEDERAL HOME LOAN BANK (FHLB)
     -------------------------------------------
Advances from the FHLB at March 31 are summarized by year of maturity and weighted average interest rate below:

                             1999                     1998
                  ------------------------  ------------------------
                                  Weighted                  Weighted
                      Amount        Rate       Amount         Rate
                      ------        ----       ------         ----
  1999            $         -           -    $ 5,490,000       6.06%
  2000                528,000       8.70%        528,000       8.70%
  2001                856,000       8.75%        856,000       8.75%
  2002                      -           -              -           -
  2003              5,000,000       5.69%      5,000,000       5.69%
  Thereafter        8,216,000       5.42%        252,000       7.97%
                  -----------       -----    -----------       -----
                  $14,600,000       5.82%    $12,126,000       6.25%
                  ===========       =====    ===========       =====

These advances are secured by a blanket collateral agreement with the FHLB pledging the Bank's portfolio of residential first mortgage loans. Advances are subject to prepayment penalties.

At March 31, 1999, the Bank had $25.4 million in unused line of credit at the FHLB.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes To Consolidated Financial Statements

(10) INCOME TAXES
     ------------
Income tax expense for the years ended March 31 is comprised of the following:

                             1999         1998         1997
                             ----         ----         ----
  Current:
   Federal                 $997,347     $939,750    $ 579,589
   State                          -            -            -
                           --------     --------    ---------
  Total Current Tax
   Expense                  997,347      939,750      579,589
                           --------     --------    ---------
  Deferred:
   Federal                 (49,917)     (26,424)    (139,141)
   State                          -      (5,033)     (26,503)
                           --------     --------    ---------
  Total Deferred Tax
   Expense                 (49,917)     (31,457)    (165,644)
                           --------     --------    ---------
  Total Income Tax
   Expense                 $947,430     $908,293    $ 413,945
                           =========    ========    =========

The Company's income taxes differ from those computed at the statutory Federal income tax rate, as follows:

                             1999         1998         1997
                             ----         ----         ----
  Tax At Statutory
   Income Tax Rate         $936,081    $ 891,113    $ 424,712
  State Income Tax
   Benefit, Net                   -     (13,480)     (17,492)
  Other                      11,349       30,660        6,725
                           --------    ---------    ---------
  Total Income Tax
   Expense                 $947,430    $ 908,293    $ 413,945
                           ========    =========    =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31 are presented below.

                                                    1999       1998
                                                     ----       ----
  Deferred Tax Assets:
   Provision For Loan Losses                    $  494,730  $ 535,074
   Goodwill Tax Basis Over Financial Statement
     Basis                                         291,474    219,795
   Net Fees Deferred For Financial Reporting        80,902     88,790
   Unrealized Loss On Securities Available For
     Sale                                           76,642          -
   Other Real Estate Basis For Tax Purposes Over
     Financial Statement Basis                      17,000     18,980
   Other                                            51,370     12,309
                                                ----------  ---------
  Total Gross Deferred Tax Assets                1,012,118    874,948
                                                ----------  ---------
  Deferred Tax Liabilities:
   FHLB Stock Basis Over Tax Basis                 113,362    126,566
   Depreciation                                    204,855    181,040
   Unrealized Gain On Securities Available
     For Sale                                            -     46,326
                                                ----------  ---------
  Total Gross Deferred Tax Liability               318,217    353,932
                                                ----------  ---------
  Net Deferred Tax Asset                        $  693,901  $ 521,016
                                                ==========  =========

A portion of the change in the net deferred tax asset relates to unrealized gains and losses on securities available for sale. The related current period deferred tax credit of $122,968 has been recorded directly to shareholders' equity. The balance of the change in the net deferred tax asset results from the current period deferred tax benefit of $49,917. The net deferred tax asset is included in other assets in the accompanying consolidated balance sheets.

No valuation allowance for deferred tax assets was required at March 31, 1999 and 1998. The realization of net deferred tax assets may be based on utilization of carrybacks to prior taxable periods, anticipation of future taxable income in certain periods, and the utilization of tax planning strategies. Management has determined that the net deferred tax asset can be supported based upon these criteria.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes To Consolidated Financial Statements

(10) INCOME TAXES, CONTINUED
     -----------------------
Retained earnings at March 31, 1999 include tax bad debt reserves of approximately $2.2 million for which no provision for federal income tax has been made. If in the future these amounts are used for any purpose other than to absorb bad debt losses including dividends, stock redemptions, or distributions in liquidation or the Company ceases to be qualified as a bank, then these amounts may be subject to federal income tax at the then prevailing corporate tax rate.

(11) REGULATORY MATTERS
     ------------------
The Bank is subject to various regulatory capital requirements that are administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material adverse effect on the Company. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgements by regulators with regard to components, risk weightings, and other factors.

As of March 31, 1999 and 1998, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank had to maintain total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage ratios at 10%, 6%, and 5%, respectively. There are no conditions or events that Management believes have changed the Bank's classification.

The Bank's regulatory capital amounts and ratios are as follows as of the dates indicated:

                                                              To Be Well
                                                              Capitalized
                                                             Under Prompt
                                                              Corrective
                                             For Capital        Action
                              Actual          Adequacy        Provisions
                          --------------   --------------   --------------
                          Amount   Ratio   Amount   Ratio   Amount   Ratio
                          ------   -----   ------   -----   ------   -----
                                       (Dollars in Thousands)
  MARCH 31, 1999
  Tier 1 Risk-Based
   Core Capital
   (To Risk Weighted
   Assets)               $ 18,090    9.9%  $ 7,311    4.0%  $ 10,966    6.0%
  Total Risk-Based
   Capital (To Risk
   Weighted Assets)      $ 19,805   10.8%  $14,622    8.0%  $ 18,277   10.0%
  Tier 1 Leverage
   (Core) Capital
   (To Adjusted
   Tangible Assets)      $ 18,090    7.1%  $10,147    4.0%  $ 12,683    5.0%
  Tangible Capital
   (To Tangible Assets)  $ 17,426    6.9%  $ 5,060    2.0%  $ 12,650    5.0%

  MARCH 31, 1998
  Tier 1 Risk-Based
   Core Capital (To
   Risk Weighted
   Assets)               $ 15,961   11.8%  $ 5,404    4.0%  $  8,106    6.0%
  Total Risk-Based
   Capital (To Risk
   Weighted Assets)      $ 17,473   12.9%  $10,808    8.0%  $ 13,510   10.0%
  Tier 1 Leverage (Core)
   Capital (To Adjusted
   Tangible Assets)      $ 15,961    7.5%  $ 8,553    4.0%  $ 10,691    5.0%
  Tangible Capital
   (To Tangible Assets)  $ 15,172    7.1%  $ 4,261    2.0%  $ 10,652    5.0%

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes To Consolidated Financial Statements

(11) REGULATORY MATTERS, CONTINUED
     -----------------------------
The payment of dividends by the Company depends primarily on the ability of the Bank to pay dividends to the Company. The payment of dividends by the Bank to the Company is subject to substantial restrictions and would require prior notice to, and approval of, the Office of Thrift Supervision (OTS).

On September 30, 1996, the President of the United States signed into law the Deposit Insurance Funds Act of 1996 (Funds Act) which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits as of March 31, 1995 that was payable on November 27, 1996. This special assessment was recognized in the second quarter of fiscal 1997. The Bank took a charge of $705,000 ($437,000 after-tax) as a result of the special assessment.

The Funds Act also spreads the obligations for payment of Financing Corporation (FICO) bonds across all SAIF and Bank Insurance Fund (BIF) members. As of January 1, 1997, BIF deposits were assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of 1.3 basis points while SAIF deposits will pay an estimated 6.4 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date BIF and SAIF are merged.

As a result of the Funds Act, the FDIC lowered SAIF assessments from 27 basis points to zero effective January 1, 1997, a range comparable to that of BIF members. SAIF members will continue to make the higher FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings charter will be eliminated, or whether the BIF and SAIF will eventually be merged.

(12) EMPLOYEE BENEFIT PLANS
     ----------------------
The Company participated in a multiple employer defined benefit plan until June 1, 1997, when it elected to withdraw from the plan in order to concentrate benefits in the Company's other retirement plans. The plan provided defined benefits to all full-time employees of the Company with one or more years of service. The Company was required to contribute $67,000 to the plan in the year ended March 31, 1997 to fully fund the plan and eliminate any liability on the Company's behalf for future contributions.

The Company is participating in a multiple employer defined contribution employee benefit plan covering substantially all employees with one or more years of service. The Company matches a portion of the employees' contributions and has a discretionary profit sharing provision. The total employer contributions were $120,000, $100,000, and $47,116 for the years ended March 31, 1999, 1998 and 1997, respectively.

The Company has an Employee Stock Ownership Plan (ESOP) for the exclusive benefit of employee participants. The discretionary contributions for the years ended March 31, 1999, 1998 and 1997 were $61,000, $51,000, and $0, respectively.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes To Consolidated Financial Statements

(12) EMPLOYEE BENEFIT PLANS, CONTINUED
     ---------------------------------
Certain officers of the Company participate in an incentive stock option plan. Options are granted at exercise prices not less than the fair value of the Company's common stock on the date of the grant. There were no shares granted in fiscal 1998 or fiscal 1999. At March 31, 1999, the Company had the following options outstanding:

                                        Earliest
   Grant Date  Outstanding    Option      Date      Expiration
   Grant Date    Options      Price    Exercisable    Date
   ----------  -----------    -----    -----------  ----------
    01/07/97      1,156      $ 16.00    01/01/02     12/31/02
    01/07/97      1,156      $ 16.00    01/01/03     12/31/03
    01/07/97      1,156      $ 16.00    01/01/04     12/31/04
    01/07/97      1,156      $ 16.00    01/01/05     12/31/05
    01/07/97      1,154      $ 16.00    01/01/06     12/31/06

There were no further options available at March 31, 1999.

The Company has elected the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in fiscal 1997, consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share amounts as of March 31 would have been reduced to the pro forma amounts indicated below.

                                         1999        1998        1997
                                         ----        ----        ----
  Net Income, As Reported            $ 1,805,749  $1,712,629  $ 835,207
  Net Income, Pro Forma              $ 1,802,583  $1,709,455  $ 803,529
  Net Income Per Common Share
   (Basic), As Reported              $      2.14  $     2.04  $    1.01
  Net Income Per Common Share
   (Basic), Pro Forma                $      2.14  $     2.04  $    0.97
  Net Income Per Common Share
   (Diluted), As Reported            $      2.13  $     2.04  $    1.00
  Net Income Per Common Share
   (Diluted), Pro Forma              $      2.13  $     2.04  $    0.96

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in fiscal 1997: Dividend yield of $.11 per share, expected volatility of 20%, risk-free interest rate of 5.9%, and expected lives of 6-10 years.

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

Financial instruments where the contract amount represents the Bank's credit risk include commitments under pre-approved but unused lines of credit of $19,350,000 and $19,948,000 and letters of credit of $306,000 and $83,000 at
March 31, 1999 and 1998, respectively.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes To Consolidated Financial Statements

(13) COMMITMENTS, CONTINUED
     ----------------------
These loan and letter of credit commitments are subject to the same credit policies and reviews as loans on the balance sheet. Collateral, both the amount and nature, is obtained based upon Management's assessment of the credit risk. Since many of the extensions of credit are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. In addition to these loan commitments noted above, the Bank had unused credit card loan commitments of $1,464,000 and $977,000 at March 31, 1999 and 1998, respectively.

Outstanding commitments on mortgage loans not yet closed amounted to $514,000 at March 31, 1999. Such commitments, which are funded subject to certain limitations, extend over varying periods of time with the majority being funded within 90 days. At March 31, 1999, the Bank had outstanding commitments to sell approximately $1,604,000 of loans.

(14) RELATED PARTY TRANSACTIONS
   --------------------------
At March 31, 1999, the total aggregate indebtedness to the Bank by executive officers and directors of the Bank, whose individual indebtedness exceeded $60,000 at any time over the period since April 1, 1997, was $514,000. There were $41,000 additions to loans to executive officers whose individual indebtedness exceeded $60,000 during fiscal 1999. Repayments on these loans totaled approximately $312,000. Loans to all employees, officers, and directors of the Company, in the aggregate constituted approximately 7.74% of the total shareholders' equity of the Company at March 31, 1999.

The Company rents office space from a company in which a director and an officer of the Company and the Bank have an ownership interest. The Bank incurred expenses of $27,000, $27,000, and $24,000 for rent for the years ended March 31, 1999, 1998 and 1997, respectively. Management is of the opinion that the transactions with respect to office rent are made on terms that are comparable to those which would be made with unaffiliated persons.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes To Consolidated Financial Statements

(15) SECURITY FEDERAL CORPORATION CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)
     -------------------------------------------------------------------
The following is condensed financial information of Security Federal Corporation (Parent Company only). The primary asset is its investment in the Bank subsidiary and the principal source of income for the Company is equity in undistributed earnings from the Bank.

                         Condensed Balance Sheet Data
                          At March 31, 1999 and 1998

                                             1999         1998
                                             ----         ----
  Assets:
   Cash                                 $   239,070  $   385,170
   Investment In Security Federal Bank 18,879,810 17,294,000 Investment In Real Estate
     Partnerships                           186,825      239,685
   Income Tax Receivable From Bank           43,984       54,414
   Other Assets                             215,998      105,994
                                        -----------  -----------
  Total Assets                          $19,565,687  $18,079,263
                                        ===========  ===========

  Liability And Shareholders' Equity
   Accounts Payable                     $     5,245  $     3,222
   Shareholders' Equity                  19,560,442   18,076,041
                                        -----------  -----------
  Total Liabilities And Shareholders'
   Equity                               $19,565,687  $18,079,263
                                        ===========  ===========

                     Condensed Statements of Income Data
              For the Years Ended March 31, 1999, 1998 and 1997

                                                 1999      1998     1997
                                                 ----      ----     ----

  Income:
   Equity In Undistributed Earnings Of
     Security Federal Bank                  $1,789,267  $1,688,952 $  898,309
   Equity In Undistributed (Earnings) Loss
     Of Real Estate Partnerships                17,581      20,169  (213,094)
   Miscellaneous Income                         21,052      17,999     18,908
   Reversal Of Allowance For Loss For Real
     Estate Partnerships                             -           -    145,227
                                            ----------  ---------- ----------
                                            $1,827,900  $1,727,120 $  849,350
  Expenses:
   Miscellaneous                                22,151      14,491     14,143
                                            ----------  ---------- ----------
  Net Income                                $1,805,749  $1,712,629 $  835,207
                                            ==========  ========== ==========

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes To Consolidated Financial Statements

(15) SECURITY FEDERAL CORPORATION CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY), CONTINUED
     -------------------------------------------------------------------

                    Condensed Statements of Cash Flow Data
              For the Years Ended March 31, 1999, 1998 and 1997

                                                   1999       1998     1997
                                                   ----       ----     ----
Operating Activities:
 Net Income                                 $ 1,805,749 $ 1,712,629   $835,207
 Adjustments To Reconcile Net Income To Net
  Cash Provided By (Used In) Operating
  Activities:
  Equity In Undistributed Earnings Of
   Security Federal Bank                    (1,789,267) (1,688,952)  (898,309)
  Equity In Undistributed (Earnings) Loss Of
   Real Estate Partnerships                    (17,581)    (20,169)    213,094
  Reversal Of Allowance On Real Estate
   Partnerships                                       -           -  (145,227)
  (Increase) Decrease In Income Taxes
     Receivable And Other Assets               (99,570)     109,283  (132,937)
  Increase (Decrease) In Accounts Payable         2,028    (11,763)     14,988
                                            -----------  ---------- ----------
Net Cash Provided By (Used In) Operating
 Activities                                 $  (98,641)  $  101,028 $(113,184)
                                            -----------  ---------- ----------
Investing Activities:
 Return Of Capital From Real Estate
  Partnerships                                   70,438     130,830    149,552
 Dividend Received From Security Federal Bank         -           -    500,000
                                            -----------  ---------- ----------
Net Cash Provided By Investing Activities   $    70,438  $  130,830 $  649,552
                                            -----------  ---------- ----------
Financing Activities:
   Repayment Of Loan                                  -           -  (350,000)
   Dividends Paid                             (117,897)   (100,582)   (83,029)
   Exercise Of Stock Options                          -      39,380     39,380
                                            -----------  ---------- ----------
Net Cash Used In Financing Activities       $ (117,897)  $ (61,202) $(393,649)
                                            -----------  ---------- ----------
Net Increase (Decrease) In Cash               (146,100)     170,656    142,719
Cash At Beginning Of Year                       385,170     214,514     71,795
                                            -----------  ---------- ----------
  Cash At End Of Year                       $   239,070  $  385,170 $  214,514
                                            ===========  ========== ==========

(16) CARRYING AMOUNTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
     --------------------------------------------------------
The carrying amounts and fair value of financial instruments as of March 31 are summarized below:

                                              1999               1998
                                       ------------------- -------------------
                                                 Estimated           Estimated
                                       Carrying    Fair    Carrying    Fair
                                        Amount     Value    Amount     Value
                                        ------     -----    ------     -----
                                                  (Dollars in Thousands)
Financial Assets:
 Cash And Cash Equivalents              $  6,951  $  6,951  $  4,659  $  4,659
 Investment And Mortgage-Back
   Securities                           $ 85,569  $ 85,615  $ 62,813  $ 62,894
 Loans Receivable, Net                  $151,986  $151,210  $137,724  $137,107
 Federal Home Loan Bank Stock           $  1,245  $  1,245  $  1,349  $  1,349

Financial Liabilities:
 Deposits:
  Checking, Savings, and Money Market
   Accounts                             $114,654  $115,001  $ 87,644  $ 88,045
  Certificate Accounts                  $101,879  $102,330  $ 94,142  $ 94,277
 Advances From Federal Home Loan Bank   $ 14,600  $ 14,605  $ 12,126  $ 11,954
 Other Borrowed Money                   $    869  $    849  $    129  $    127

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes To Consolidated Financial Statements

(16) CARRYING AMOUNTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED
     -------------------------------------------------------------------
At March 31, 1999, the Bank had $21.6 million of off-balance sheet financial commitments. These commitments are to originate loans and unused consumer lines of credit and credit card lines. Since these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

Fair value estimates are made at a specific point in time, based on relevant market data and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale the Bank's entire holdings of a particular financial instrument. Because no active market exists for a significant portion of the Bank's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in any of these assumptions used in calculating fair value would also significantly affect the estimates.

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Bank has significant assets and liabilities that are not considered financial assets or liabilities including deposit franchise values, loan servicing portfolios, deferred tax liabilities, and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                           SHAREHOLDERS INFORMATION

ANNUAL MEETING
The annual meeting of shareholders will be held at 2:00 p.m., Tuesday, July 20, 1999 at the University of South Carolina - Aiken, Business and Educational Building, Room 116, 171 University Parkway, Aiken, SC.

STOCK LISTING
The Company's stock is traded over the counter and is only sporadically traded.

PRICE RANGE OF COMMON STOCK
The table below shows the range of high and low bid prices as reported by the Robinson-Humphrey Company, Inc., located in Aiken, SC. These prices represent actual transactions and do not include retail markups, markdowns or commissions. The Robinson-Humphrey Company creates a market for the stock.

                 Quarter
                 Ending       High        Low
                 ------       ----        ---
                06-30-97   $   18.63   $  16.50
                09-30-97   $   22.00   $  18.81
                12-31-97   $   22.00   $  22.00
                03-31-98   $   22.00   $  22.00
                06-30-98   $   22.00   $  22.00
                09-30-98   $   22.00   $  22.00
                12-31-98   $   37.50   $  22.00
                03-31-99   $   45.00   $  37.50

As of March 31, 1999, the Company had approximately 278 shareholders and 842,120 outstanding shares of common stock.

DIVIDENDS
The first quarterly dividend on the stock was paid to shareholders on March 15, 1991. Dividends will be paid upon the determination of the Board of Directors that such payment is consistent with the long-term interest of the Company. The factors affecting this determination include the Company's current and projected earnings, operating results, financial condition, regulatory restrictions, future growth plans and other relevant factors. The Company declared and paid quarterly dividends of $0.03 per share during the fiscal year ended March 31, 1998. For each of the four quarters of fiscal year ending March 31, 1999, the Company declared and paid quarterly dividends of $0.03, $0.03, $0.04, and $0.04, respectively.

The ability of the Company to pay dividends depends primarily on the ability of the Bank to pay dividends to the Company. The Bank may not declare or pay a cash dividend on its stock or repurchase shares of its stock if the offset thereof would be to cause its regulatory capital to be reduced below the amount required for the liquidation account or to meet applicable regulatory capital requirements. Pursuant to the OTS regulations, Tier 1 Associations (associations that before and after the proposed distribution meet or exceed their fully phased-in capital requirements) may make capital distributions during any calendar year equal to 100% of net income for the year-to-date plus 50% of the amount by which the association's total capital exceeds its fully phased-in capital requirement as measured at the beginning of the capital year. However, a Tier 1 Association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 Association as a result of such a determination. The Bank is also required to give the OTS 30 days notice prior to the declaration of a dividend. Unlike the Bank, there is no regulatory restriction on the payment of dividends by the Company. However, it is subject to the requirements of South Carolina. South Carolina generally prohibits the Company from paying dividends if, after giving effect to a proposed dividend, 1) the Company would be unable to pay its debts as they become due in the normal course of business, or 2) the Company's total assets would be less than its total liabilities plus the sum that would be needed to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend. The ability of the Company to pay dividends depends primarily on the ability of the Bank to pay dividends to the Company.

                           SHAREHOLDERS INFORMATION

ANNUAL AND OTHER REPORTS
The Company is required to file an annual report on Form 10-KSB for its fiscal year ended March 31, 1999 with the Securities and Exchange Commission. Copies of Form 10-KSB, Security Federal Corporation's annual report, and the Company's quarterly reports may be obtained from any of the following companies listed below. Additionally, shareholder and/or general inquiries may be addressed to Mrs. Ruth Vance of Security Federal Corporation.


                                                                                  INDEPENDENT
GENERAL INQUIRIES:       TRANSFER AGENT:                 SPECIAL COUNSEL:         AUDITORS:
Mrs. Ruth Vance          Security Federal Corporation    Breyer & Associates PC   Elliott, Davis &
Security Federal         1705 Whiskey Road S             Suite 700 East             Company, LLP
 Corporation             P.O. Box 810                    1100 New York Ave., N.W. 870 S. Pleasantburg
Drive
1705 Whiskey Road, S     Aiken, SC 29802-0810            Washington, DC 20005     Greenville, SC 29606
P.O. Box 810
Aiken, SC 29802-0810
Phone: 803-641-3000

                                                                    44

BOARD OF DIRECTORS*
-----------------------------------------------------------------------------
T. Clifton Weeks
Chairman
Security Federal Corporation
Aiken, SC

Dr. Robert E. Alexander
Chancellor
University of South Carolina at Aiken
Aiken, SC

William Clyburn
Advisor for Community Alliances
Westinghouse Savannah River Company Co.
Aiken, SC

Sen. Thomas L. Moore
Owner, Boiler Efficiency, Inc.
Clearwater, SC

Timothy W. Simmons
President/Chief Executive Officer
Security Federal Corporation
Aiken, SC

G. L. Toole, III
Attorney-At-Law
Aiken, SC

Harry O. Weeks, Jr.
Business Development Executive
Hutson-Etherredge Companies
Aiken, SC

(Directors Emeriti)
Walter E. Brooker, Sr.
President, Brooker's Inc. (Retail Store)
Denmark, SC

Robert E. Johnson
Corporate Secretary
Attorney-At-Law (Retired)
Aiken, SC

DENMARK ADVISORY BOARD**
-----------------------------------------------------------------------------
Walter E. Brooker, Sr.
President
Brookers's
Inc.
Denmark, SC

David Crum
Attorney-At-Law
Crum, Crum and Crum
Denmark, SC

Jim Harrison
Owner
Jim Harrison Art Gallery
Denmark, SC

Claude E. McCain
President
H.C. McCain Agency Insurance Agency
Denmark, SC

Rev. Isaiah Odom
Owner
Odom's Auto Sure Auto Parts
Denmark, SC

NORTH AUGUSTA ADVISORY BOARD**
-----------------------------------------------------------------------------
Richard Borden
Owner
Borden Pest Control
North Augusta, SC

Rev. G.L. Brightharp
Owner
G.L. Brightharp &
Sons Mortuary
North Augusta, SC

Helen Butler
Retired Banker
North Augusta, SC

Sen. Thomas L. Moore
President
Boiler Efficiency, Inc.
Clearwater, SC

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

Rev. Nathaniel Irvin, Sr.
Pastor
Old Storm Branch
Baptist Church
Clearwater, SC

Gloria Bush-Johnson
Consultant
Aiken, SC

Sen. Thomas L. Moore
President
Boiler Efficiency, Inc.
Clearwater, SC

Rev. Dennis Phillips
Pastor
Christian Heritage Church
Graniteville, SC

Glenda K. Napier
Co-Owner Napier Funeral Home
Graniteville, SC

Carlton Shealy
Owner
C. Shealy Realty
Builders & Developers
North Augusta, SC

* Serves as Members of the Board for: Security Federal Corporation, Security Federal Bank, and Security Financial Services Corporation
** Serves as Members of the Board for: Security Federal Bank

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

SECURITY FEDERAL BANK MANAGEMENT TEAM:
-----------------------------------------------------------------------------
T. Clifton Weeks. . . .Chairman
Timothy W. Simmons. . .President and Chief Executive Officer
G.L. Toole, III . . . .Vice President
Robert E. Johnson . . .Corporate Secretary
Roy G. Lindburg . . . .Treasurer and Chief Financial Officer
Thomas Clark. . . . . .Senior Vice President-Commercial/Consumer Loan
                         Administration
Floyd Blackmon. . . . .Senior Vice President-Mortgage Loans
Frank Thomas  . . . . .Senior Vice President-Mortgage Loans
Sandy Bartlett. . . . .Vice President-Human Resources
Kathryn Carr. . . . . .Vice President-Special Assets
Carol McCleskey . . . .Vice President and Banking Center Coordinator
Harley Henkes . . . . .Internal Auditor and Compliance/Security Officer
Margaret Hurt . . . . .Manager, Accounting
Rodney Ingle. . . . . .Vice President-Commercial/Consumer Loans
Ruth Vance. . . . . . .Assistant Secretary and Assistant Vice President
Al McKay. . . . . . . .Executive Vice President-Security Financial Services
                         Corp.
Greg Warfield . . . . .Vice President-Mortgage Loan Originator
Deborah Vermillion. . .Vice President-Single Family Mortgage Lending
Joseph Taylor . . . . .Manager, Information Services
Marianne Harden . . . .Assistant Vice President-Secondary Marketing
Carolyn Anderson. . . .Assistant Vice President-Operations
Teresa Teuton . . . . .Assistant Vice President-Loan Servicing
Ann Johnson . . . . . .Assistant Vice President-Purchasing and Equipment
                         Maintenance
Gabriele Dukes. . . . .Assistant Vice President-Financial Counseling
Dan Bullington. . . . .Assistant Vice President-Commercial/Consumer Loans

SECURITY FEDERAL BANK BANKING CENTERS:
------------------------------------------------------------------------------

Whiskey Road . . . . . . . . . .Kathy Williamson, Manager
North Augusta  . . . . . . . . .Vicky Moseley, Manager
Denmark. . . . . . . . . . . . .Lee Hutto, Manager
Laurens Street . . . . . . . . .Patricia Moseley, Assistant Vice
                                  President/Manager
Richland Avenue. . . . . . . . .Rhonda Morris, Manager
Wal-Mart . . . . . . . . . . . .Renee Williams, Manager
Graniteville . . . . . . . . . .Elsie Dicks, Assistant Vice
                                  President/Manager
Langley. . . . . . . . . . . . .Pat Guglieri, Assistant Vice
                                  President/Manager
Clearwater . . . . . . . . . . .Gail Dotson, Assistant Vice
                                  President/Manager
Wagener. . . . . . . . . . . . .Todd Lucas, Manager

                                    Exhibit 21

                          Subsidiaries of the Registrant


                                                 State of       Percentage
Parent                  Subsidiary             Incorporation   of Ownership
------                  ----------            --------------   ------------

Security Federal
  Corporation      Security Federal Bank       United States       100%

Security Federal
  Bank             Security Financial          South Carolina      100%
                     Services Corporation

                                  Exhibit 23

                   Consent of Elliott , Davis & Company, LLP

                    [Elliott, Davis & Company, LLP Letterhead]

                          INDEPENDENT AUDITORS' CONSENT


Board of Directors
Security Federal Corporation:

     We consent to incorporation by reference in the Registration Statement No. 33-80008 on Form S-8 of our report dated April 30, 1999, relating to the consolidated balance sheet of Security Federal Corporation and subsidiary as of March 31, 1999 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended, which report appears in the March 31, 1999 annual report on Form 10-KSB.

/s/Elliott Davis & Company, LLP
Elliott, Davis & Company, LLP

Greenville, South Carolina
June 23, 1999

                                  Exhibit 27

                           Financial Data Schedule

       This schedule contains financial information extracted from the consolidated financial statements of Security Federal Corporation for the year ended March 31, 1999 and is qualified in its entirety by reference to such financial statements. (Dollars in Thousands, except for earnings per share)

                 Financial Data
                 as of or for the year
Item Number      ended March 31, 1999    Item Description

9-03(1)                6,951             Cash and due from the Banks
9-03(2)                    0             Interest-bearing deposits
9-03(3)                    0             Federal funds sold - purchased
                                           securities for resale
9-03(4)                    0             Trading account assets
9-03(6)               82,036             Investment and mortgage backed
                                           securities held for sale
9-03(6)                3,533             Investment and mortgage backed
                                           securities held to maturity -
                                           carrying value
9-03(6)                3,580             Investment and mortgage backed
                                           securities held to maturity -
                                           market value
9-03(7)              151,986             Loans
9-03(7)(2)             1,715             Allowance for losses
9-03(11)             254,718             Total assets
9-03(12)             216,533             Deposits
9-03(13)               1,397             Short-term borrowings
9-03(15)               3,156             Other liabilities
9-03(16)              13,203             Long-term debt
9-03(19)                   0             Preferred stock - mandatory
                                           redemption
9-03(20)                   0             Preferred stock - no mandatory
                                           redemption
9-03(21)                   8             Common stocks
9-03(22)              19,552             Other stockholders' equity
9-03(23)             254,718             Total liabilities and stockholders'
                                           equity
9-04(1)               12,707             Interest and fees on loans
9-04(2)                4,474             Interest and dividends on investments
9-04(4)                  131             Other interest income
9-04(5)               17,312             Total interest income
9-04(6)                7,620             Interest on deposits
9-04(9)                8,638             Total interest expense
9-04(10)               8,674             Net interest income
9-04(11)                 600             Provision for loan losses
9-04(13)(h)                0             Investment securities gains/(losses)
9-04(14)               7,962             Other expenses
9-04(15)               2,753             Income/loss before income tax
9-04(17)               2,753             Income/loss before extraordinary
                                           items
9-04(18)                   0             Extraordinary items, less tax
9-04(19)                   0             Cumulative change in accounting
                                           principles
9-04(20)               1,806             Net income or loss
9-04(21)                2.14             Earnings per share - primary
9-04(21)                2.13             Earnings per share - fully diluted
I.B.5                   3.96             Net yield - interest earning assets -
                                           actual
III.C.1.(a)            1,182             Loans on non-accrual
III.C.1.(b)                0             Accruing loans past due 90 days or
                                           more
III.C.2.(c)              706             Troubled debt restructuring
III.C.2                  880             Potential problem loans
IV.A.1                 1,512             Allowance for loan loss - beginning
                                           of period
IV.A.2                   430             Total chargeoffs
IV.A.3                    33             Total recoveries
IV.A.4                 1,715             Allowance for loan loss - end of
                                           period
IV.B.1                     0             Loan loss allowance to allocated to
                                           domestic loans
IV.B.2                     0             Loan loss allowance to foreign loans
IV.B.3                 1,715             Loan loss allowance - unallocated