Form 10QSB
period 1999-06-30
SECURITY FEDERAL CORPORATION
filed 1999-08-09
CIK 818677

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549

                                FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD:

              FROM:                       TO:
                    --------------------      ------------------

                       COMMISSION FILE NUMBER:  0-16120

                         SECURITY FEDERAL CORPORATION

            South Carolina                           57-0858504
            (State or other jurisdiction of          (IRS Employer
            incorporation or organization)           Identification)

                1705 WHISKEY ROAD, AIKEN, SOUTH CAROLINA    29801
               (Address of Principal Executive Office)    (Zip code)

                                (803) 641-3000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES          NO
                                 -------     -------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

CLASS:                      OUTSTANDING SHARES AT:           $0.01 PAR VALUE:
-----------------           ----------------------           ----------------

Common Stock                June 30, 1999                    $842,120

                                  INDEX

                Security Federal Corporation and Subsidiaries

==============================================================================
PART I.    FINANCIAL INFORMATION (UNAUDITED)                        PAGE NO.

Item 1.    Financial Statements (Unaudited):

              Consolidated Balance Sheets                              1

              Consolidated Statements of Income                        2

              Consolidated Statement of Shareholders' Equity           3

              Consolidated Statements of Cash Flows                    4

           Notes to Consolidated Financial Statements                  6

Item 2.    Management's Discussion and Analysis  Results of
           Operations and Financial Condition                          10

==============================================================================
PART II.   OTHER INFORMATION

           Other Information                                           14

           Signatures                                                  16
==============================================================================


                             SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

                 Security Federal Corporation and Subsidiaries

                    Consolidated Balance Sheets (Unaudited)

                                          June 30, 1999      March 31, 1999
                                        -----------------  ------------------
Assets:
 Cash and Cash Equivalents              $       6,232,870  $        6,951,347


 Investment And Mortgage-Backed
  Securities:
   Available For Sale: (Amortized cost
    of $91,584,256 at June 30, 1999 and
    $82,240,153 at March 31, 1999)             90,051,287          82,035,772
   Held To Maturity: (Fair value of
    $3,125,640 at June 30, 1999 and
    $3,579,500 at March 31, 1999)               3,138,182           3,532,863
 Loans Receivable Net:
   Held For Sale                                1,521,810           1,604,300
 Held For Investment: (Net of allowance
  of $1,809,435 at June 30, 1999 and
  $1,715,068 at March 31, 1999)               155,833,552         150,381,301
                                        -----------------  ------------------
                                        $     157,355,362  $      151,985,601
                                        -----------------  ------------------
 Accrued Interest Receivable:
   Loans                                          719,984             657,153
   Mortgage-Backed Securities                     185,864             146,739
   Investments                                    700,326             803,696
 Premises And Equipment, Net                    4,102,741           4,198,774
 Federal Home Loan Bank Stock, At Cost          1,121,600           1,245,000
 Real Estate Acquired In Settlement
  Of Loans                                        175,143             154,143
 Real Estate Held For Development
  And Sale                                        546,791             552,111
 Other Assets                                   2,821,577           2,454,724
                                        -----------------  ------------------
Total Assets                            $     267,151,727  $      254,717,923
                                        =================  ==================

Liabilities And Shareholders' Equity
Liabilities:
 Deposit Accounts                       $     221,099,798  $      216,532,683
 Advances From Federal Home Loan Bank          21,782,000          14,600,000
 Other Borrowed Money                           1,328,995             869,270
 Advance Payments By Borrowers For
  Taxes and Insurance                             373,421             274,067
 Other Liabilities                              3,388,731           2,881,461
                                        -----------------  ------------------
Total Liabilities                       $     247,972,945  $      235,157,481
                                        -----------------  ------------------
Shareholders' Equity:
 Serial Preferred Stock, $.01 Par
  Value; Authorized Shares - 200,000
  Issued; Outstanding Shares - None
 Common Stock, $.01 Par Value;
  Authorized Shares - 5,000,000 Issued;
  Outstanding Shares - 842,120 At June
  30, 1999 And March 31, 1999           $           8,421  $            4,211
 Additional Paid-In Capital                     3,993,733           3,997,943
 Accumulated Other Comprehensive Loss            (951,054)           (127,738)
 Retained Earnings, Substantially
  Restricted                                   16,127,682          15,686,026
                                        -----------------  ------------------
Total Shareholders' Equity              $      19,178,782  $       19,560,442
                                        -----------------  ------------------
Total Liabilities And Shareholders'
 Equity                                 $     267,151,727  $      254,717,923
                                        =================  ==================

See accompanying notes to consolidated financial statements.

                 Security Federal Corporation and Subsidiaries

                 Consolidated Statements of Income (Unaudited)

                                               Three Months Ended June 30,
                                            ---------------------------------
                                                  1999             1998
                                            ---------------  ----------------
Interest Income:
  Loans                                     $     3,219,375  $      3,031,855
  Mortgage-Backed Securities                        482,799           102,843
  Investment Securities                             837,659         1,081,186
  Other                                              25,566            27,852
                                            ---------------  ----------------
Total Interest Income                       $     4,565,399  $      4,243,736
                                            ---------------  ----------------
Interest Expense:
  NOW And Money Market Accounts                     695,721           442,565
  Passbook Accounts                                  77,575            74,616
  Certificate Accounts                            1,302,007         1,279,967
  Advances And Other Borrowed Money                 258,860           278,856
                                            ---------------  ----------------
Total Interest Expense                      $     2,334,163  $      2,076,004
                                            ---------------  ----------------
Net Interest Income                               2,231,236         2,167,732
  Provision For Loan Losses                         150,000           150,000
  Net Interest Income After Provision       ---------------  ----------------
   For Loan Losses                          $     2,081,236  $      2,017,732
                                            ---------------  ----------------
Other Income:
  Net Gain On Sale Of Investments                         0                 0
  Gain On Sale Of Loans                             113,504            98,463
  Loan Servicing Fees                                73,016            82,442
  Service Fees On Deposit Accounts                  238,446           202,475
  Income From Real Estate Operations                 34,843            67,078
  Other                                             108,248           144,278
                                            ---------------  ----------------
Total Other Income                          $       568,057  $        594,736
                                            ---------------  ----------------
General And Administrative Expenses:
  Salaries And Employee Benefits                  1,027,302           975,136
  Occupancy                                         125,340           117,361
  Advertising                                        32,460           100,494
  Depreciation And Maintenance Of Equipment         209,750           193,510
  FDIC Insurance Premiums                            21,171            19,662
  Amortization Of Intangibles                       116,310           116,310
  Other                                             395,990           393,711
                                            ---------------  ----------------
Total General And Administrative Expenses   $     1,928,323  $      1,916,184
                                            ---------------  ----------------
  Income Before Income Taxes                        720,970           696,284
  Provision For Income Taxes                        245,629           240,886
                                            ---------------  ----------------
Net Income                                  $       475,341  $        455,398
                                            ===============  ================
Basic Net Income Per Common Share           $          0.56  $           0.54
                                            ===============  ================
Diluted Net Income Per Common Share         $          0.56  $           0.54
                                            ===============  ================
Cash Dividend Per Share On Common Stock     $          0.04  $           0.03
                                            ===============  ================
Basic Weighted Average Shares Outstanding           842,120           842,120
                                            ===============  ================
Diluted Weighted Average Shares Outstanding         846,052           844,986
                                            ===============  ================

See accompanying notes to consolidated financial statements.

                 Security Federal Corporation and Subsidiaries

         Consolidated Statement of Shareholders' Equity (Unaudited)

                                      Accumulated
                                         Other
                          Additional  Comprehensive
                 Common     Paid-In     Income        Retained
                 Stock      Capital     (Loss)        Earnings        Total
Beginning Balance
 At March 31,
 1998            $4,211   $3,997,943   $  75,713   $ 13,998,174   $18,076,041
Net Income        -----        -----       -----      1,805,749     1,805,749
Other Comprehen-
 sive Income, Net
 Of Tax:
  Unrealized Holding
   Losses On
   Securities
   Available For
   Sale           -----        -----    (203,451)         -----      (203,451)
  Reclassification
   Adjustment For
   Gains Included
   In Net Income  -----        -----       -----          -----         -----
  Comprehensive
   Income                                                           1,602,298
2 For 1 Stock
 Split            4,210       (4,210)      -----          -----         -----
Cash Dividends    -----        -----       -----       (117,897)     (117,897)
Balance At March
 31, 1999        $8,421   $3,993,733   $(127,738)   $15,686,026   $19,560,442
                 ======   ==========   =========    ===========   ===========
Beginning Balance
 At March 31,
 1999            $8,421   $3,993,733   $(127,738)   $15,686,026   $19,560,442
Net Income        -----        -----       -----        475,341       475,341
Other Comprehen-
 sive Income,
 Net Of Tax:
  Unrealized
   Holding Losses
   On Securities
   Available
   For Sale       -----        -----    (823,316)         -----      (823,316)
  Reclassification
   Adjustment For
   Gains Included
   In Net Income  -----        -----       -----          -----         -----
  Comprehensive
   Income                                                            (347,975)
Cash Dividends    -----        -----       -----        (33,685)      (33,685)
Balance at June
 30, 1999        $8,421   $3,993,733   $(951,054)   $16,127,682   $19,178,782
                 ======   ==========   =========    ===========   ===========

------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

               Security Federal Corporation and Subsidiaries

             Consolidated Statements of Cash Flows (Unaudited)

                                               Three Months Ended June 30,
                                            ---------------------------------
                                                  1999             1998
                                            ---------------  ----------------
Cash Flows From Operating Activities:
Net Income                                  $       475,341  $        455,398
Adjustments To Reconcile Net Income To
 Net Cash Provided By Operating Activities:
 Depreciation Expense                       $       186,582  $        153,131
 Amortization Of Intangibles                        116,310           116,310
 Discount Accretion And Premium Amortization         28,329           (12,531)
 Provisions For Losses On Loans And Real Estate     150,000           150,000
 Gain On Sale Of Investments                              0                 0
 Gain On Sale Of Loans                             (113,504)          (98,463)
 Gain On Sale Of Real Estate                        (34,843)          (83,991)
 Amortization Of Deferred Fees On Loans             (38,159)          (65,374)
 Proceeds From Sale Of Loans Held For Sale        6,688,586         5,346,772
 Origination Of Loans For Sale                   (6,492,592)       (5,095,395)
 (Increase) Decrease In Accrued Interest
  Receivable:
   Loans                                            (62,831)           56,841
   Mortgage-Backed Securities                       (39,125)          (18,608)
   Investments                                      103,370           (13,128)
 Increase (Decrease) In Advance Payments By
  Borrowers                                          99,354             5,797
 Loss On Disposition Of Premises And Equipment        7,131                 0
 Other, Net                                         529,379          (225,773)
                                            ---------------  ----------------
Net Cash Provided By Operating Activities   $     1,603,328  $        670,986
                                            ---------------  ----------------
Cash Flows From Investing Activities:
Principal Repayments On Mortgage-Backed
 Securities Held To Maturity                $       334,749  $        169,711
Principal Repayments On Mortgage-Backed
 Securities Available For Sale                    2,069,903            67,105
Purchase Of Investment Securities Available
 For Sale                                        (7,998,438)       (7,999,375)
Purchase Of Mortgage-Backed Securities
 Available For Sale                              (8,650,117)       (4,201,289)
Maturities Of Investment Securities
 Available For Sale                               5,210,003         5,635,270
Maturities Of Investment Securities Held
 To Maturity                                         56,149                 0
Purchase Of FHLB Stock                             (475,900)                0
Redemption Of FHLB Stock                            599,300                 0
(Increase) Decrease In Loans To Customers        (5,585,092)           40,572
Investment In Real Estate Held For
 Development                                       (129,637)         (168,647)
Proceeds From Sale Of Real Estate Held For
 Development                                        169,800           356,310
Proceeds From Sale Of Real Estate Acquired
 Through Foreclosure                                      0           182,083
Purchase Of Premises And Equipment                 (107,655)         (128,195)
Proceeds From Sale Of Premises And Equipment          9,975                 0
                                            ---------------  ----------------
Net Cash Used By Investing Activities       $   (14,496,960) $     (6,046,455)
                                            ---------------  ----------------
Cash Flows From Financing Activities:


 Increase In Deposit Accounts               $     4,567,115  $      1,404,820
 Proceeds From FHLB Advances                     27,675,000        25,650,000
 Repayment Of FHLB Advances                     (20,493,000)      (20,233,000)
 Proceeds Of Other Borrowings                       473,529                 0
 Repayment Of Other Borrowings                      (13,804)          (13,014)
 Exercise Of Stock Options                                0                 0
 Dividends To Shareholders                          (33,685)          (25,264)
                                            ---------------  ----------------
Net Cash Provided By Financing Activities   $    12,175,155  $      6,783,542
                                            ---------------  ----------------
                                                                  (Continued)

               Security Federal Corporation and Subsidiaries

               Consolidated Statements of Cash Flows (Unaudited)

                                               Three Months Ended June 30,
                                            ---------------------------------
                                                  1999             1998
                                            ---------------  ----------------
Net Increase (Decrease) In Cash And
 Cash Equivalents                           $      (718,477) $      1,408,073
Cash And Cash Equivalents At Beginning
 Of Period                                        6,951,347         4,658,681
                                            ---------------  ----------------
Cash And Cash Equivalents At End Of Period  $     6,232,870  $      6,066,754
                                            ===============  ================

Supplemental Disclosure Of Cash Flows
 Information:
Cash Paid During The Period For Interest $ 2,253,561 $ 1,882,941 Cash Paid During The Period For Income
 Taxes                                      $           350  $         16,936
Additions To Real Estate Acquired
 Through Foreclosure                        $        21,000  $        179,901
Increase In Unrealized Net Loss On Securities
 Available For Sale, Net Of Taxes           $       823,316  $         25,264

See accompanying notes to consolidated financial statements.

               Security Federal Corporation and Subsidiaries

           Notes to Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions from Form 10-QSB and generally accepted accounting principles; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of management, reflect all adjustments, all of which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial statements. The results of operations for the three-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year. This Form 10-QSB contains certain forward-looking statements with respect to the financial condition, results of operations, and business. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, changes in interest rates, changes in the regulatory environment, changes in general economic conditions and inflation, changes in the securities market, and Year 2000 if not effectively corrected. Management cautions readers of Form 10-QSB not to place undue reliance on forward-looking statements contained herein.

2.  Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Security Federal Corporation (the "Company") and its wholly owned subsidiary, Security Federal Bank (the "Bank"), and the Bank's wholly owned subsidiary Security Financial Services Corporation ("SFSC"). SFSC engages primarily in investment brokerage services. Also included in consolidation is a real estate partnership.

3.  Loans Receivable, Net

Loans Receivable, Net, at June 30, 1999 and March 31, 1999 consisted of the following:

Loans held for sale were $1,521,810 and $1,604,300 at June 30, 1999 and March 31, 1999 respectively.

Loans Held For Investment:                   June 30, 1999    March 31, 1999
                                          ----------------  ----------------
 Residential Real Estate                  $     74,161,794  $     65,489,233
 Consumer                                       41,473,061        41,631,602
 Commercial Business & Real Estate              52,824,139        52,325,690
                                          ----------------  ----------------
                                          $    168,458,994  $    159,446,525
                                          ----------------  ----------------
Less:
 Allowance For Possible Loan Loss                1,809,435         1,715,068
 Loans In Process                               10,622,958         7,150,607
 Deferred Loan Fees                                193,049           199,549
                                          ----------------  ----------------
                                          $     12,625,442  $      9,065,224
                                          ----------------  ----------------
                                          $    155,833,552  $    150,381,301
                                          ================  ================

The following is a reconciliation of the allowance for loan losses for the three months ending:

                                             June 30, 1999     June 30, 1998
                                          ----------------  ----------------
Beginning Balance                         $      1,715,068  $      1,512,038
Provision                                          150,000           150,000
Charge-offs                                        (64,261)         (115,271)
Recoveries                                           8,628             8,831
                                          ----------------  ----------------
Ending Balance                            $      1,809,435  $      1,555,598
                                          ================  ================

               Security Federal Corporation and Subsidiaries

4.  Securities

Investment and Mortgage-Backed Securities, Held to Maturity
-----------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

                                         Gross       Gross
June 30, 1999           Amortized      Unrealized  Unrealized
-------------             Cost           Gains      Losses       Fair Value
                       -----------     --------    --------      -----------
US Government and
 Agency Obligations    $   280,673     $  3,952    $      0      $   284,625
Mortgage-Backed
 Securities              2,857,509       14,402      30,896        2,841,015
                       -----------     --------    --------      -----------
Total                  $ 3,138,182     $ 18,354    $ 30,896      $ 3,125,640
                       ===========     ========    ========      ===========

March 31, 1999
--------------
US Government and
 Agency Obligations    $   336,822     $    542    $      0      $   337,364
Mortgage-Backed
 Securities              3,196,041       46,652         557        3,242,136
                       -----------     --------    --------      -----------
Total                  $ 3,532,863     $ 47,194    $    557      $ 3,579,500
                       ===========     ========    ========      ===========

Investment And Mortgage-Backed Securities, Available For Sale
-------------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

                                         Gross       Gross
June 30, 1999           Amortized      Unrealized  Unrealized
-------------             Cost           Gains      Losses       Fair Value
                       -----------     --------    ----------    -----------
US Government and
 Agency Obligations    $60,245,625     $ 56,145    $1,038,854    $59,262,916
Mortgage-Backed
 Securities             31,338,631       14,690       564,950     30,788,371
                       -----------     --------    ----------    -----------
Total                  $91,584,256     $ 70,835    $1,603,804    $90,051,287
                       ===========     ========    ==========    ===========

March 31, 1999
--------------
US Government and
 Agency Obligations    $57,459,009     $165,373    $  264,488    $57,359,894
Mortgage-Backed
Securities              24,781,144       23,850       129,116     24,675,878
                       -----------     --------    ----------    -----------
Total                  $82,240,153     $189,223    $  393,604    $82,035,772
                       ===========     ========    ==========    ===========

               Security Federal Corporation and Subsidiaries

5.  Deposits

A summary of deposit accounts by type with weighted average rates is as follows:

                                June 30, 1999            March 31, 1999
                            --------------------      ---------------------
Demand Accounts:              Balance      Rate         Balance       Rate
                            --------------------      ---------------------
 Checking                   $ 53,038,168   0.79%      $ 53,435,702    0.84%
 Money Market                 51,279,801   4.59%        49,369,915    4.70%
 Regular Savings              13,238,080   2.49%        11,847,962    2.47%
                            ------------              ------------
Total Demand Accounts       $117,556,049   2.64%      $114,653,579    2.67%
                            ============              ============

Certificate Accounts:
 0 - 4.99%                  $ 39,464,444              $ 31,100,943
 5.00 - 6.99%                 63,941,493                70,640,349
 7.00   8.99%                    137,812                   137,812
                            ------------              ------------
Total Certificate Accounts  $103,543,749   5.08%      $101,879,104    5.18%
                            ============              ============
Total Deposit Accounts      $221,099,798   3.78%      $216,532,683    3.85%
                            ============              ============

6.  Federal Home Loan Bank Advances

Federal Home Loan Bank Advances are summarized by year of maturity and weighted average interest rate in the table below:

                                June 30, 1999            March 31, 1999
                            --------------------      ---------------------
Fiscal Year Due:              Balance      Rate         Balance       Rate
                            --------------------      ---------------------
2000                        $  7,728,000   5.25%      $    528,000    8.70%
2001                           3,856,000   5.88%           856,000    8.75%
2002                                   0      0%                 0       0%
2003                           5,000,000   5.69%         5,000,000    5.69%
Thereafter                     5,198,000   5.61%         8,216,000    5.42%
                            ------------              ------------
Total Advances              $ 21,782,000   5.55%      $ 14,600,000    5.82%
                            ============              ============

7.  Regulatory Matters

The following table reconciles the Company's Shareholders' equity to its various regulatory capital positions:

                                        June 30, 1999       March 31, 1999
                                              (Dollars in Thousands)
                                     ---------------------------------------
Bank's Shareholders' Equity           $     18,526           $    18,879
Unrealized Loss On Available For
 Sale Of Securities, Net Of Tax                951                   128
Reduction For Goodwill And Other
 Intangibles                                (1,465)               (1,581)
                                      ------------           -----------
  Tangible Capital                          18,012                17,426

Qualifying Core Deposits And
 Intangible Assets                             638                   664
                                      ------------           -----------
  Core Capital                              18,650                18,090
Supplemental Capital                         1,809                 1,715
                                      ------------           -----------
  Risk-Based Capital                  $     20,459           $    19,805
                                      ============           ===========

The following table compares the Company's capital levels relative to the applicable regulatory requirements at June 30, 1999.

                                      (Dollars in Thousands)
                 -------------------------------------------------------------
                   Amt.        %        Actual   Actual    Excess    Excess
                 Required   Required     Amt.        %        Amt.      %
                 -------------------------------------------------------------
Tangible Capital $ 5,322    2.0%      $ 18,012    6.77%   $ 12,690    4.77%
Tier 1 Leverage
 (Core) Capital   10,670    4.0%        18,650    6.99%      7,980    2.99%
Total Risk-Based
 Capital          12,548    8.0%        20,459   13.04%      7,911    5.04%
Tier 1 Risk-Based
 (Core) Capital    6,274    4.0%        18,650   11.89%     12,376    7.89%

                Security Federal Corporation and Subsidiaries

7.  Regulatory Matters, Continued

The Company's regulatory capital amounts and ratios at June 30, 1999 are as follows:

    (Dollars in Thousands)                                        To Be
                                                             Well Capitalized
                                             For Capital        Under Prompt
                                              Adequacy       Corrective Action
                               Actual         Purposes           Provisions
                      --------------------------------------------------------
                          Amount   Ratio    Amount   Ratio    Amount   Ratio
                      --------------------------------------------------------
Tier I Risk-Based
 Core Capital         $ 18,650    11.9%    $ 6,274   4.0%    $ 9,411   6.0%
Risk-Based Capital
 (To Risk Weighted
  Assets)               20,459    13.0%     12,548   8.0%     15,684  10.0%
Core Capital (To
 Adjusted Tangible
 Assets)                18,650     7.0%     10,670   4.0%     13,338   5.0%
Tangible Capital (To
 Tangible Assets)       18,012     6.8%      5,322   2.0%     13,306   5.0%

                Security Federal Corporation and Subsidiaries

       Management's Discussion and Analysis of Results of Operations
                         and Financial Condition

Changes in Financial Condition

Total assets of the Company increased $12.4 million during the three months ended June 30, 1999, due primarily to increases of $5.4 million or 3.5% in total net loans receivable and $7.6 million or 8.9% in investment securities.

Funded residential real estate loans increased $5.2 million or 8.9% during the period while other loans increased only $340,000. Combined with higher coupon loans prepaying, this led to a decrease in the overall yield of the loan portfolio.

Real estate acquired in settlement of loans (REO) increased $39,000 while real estate acquired for development decreased $5,000 during the three-month period.

Deposits increased $4.6 million or 2.1% during the three months ended June 30, 1999 and Federal Home Loan Bank (FHLB) advances grew $7.2 million to fund the Company's 4.9% growth in assets.

The Board of Directors declared the 34th consecutive quarterly dividend of $.04 per share in May 1999, which totaled $34,000. Unrealized losses on securities available for sale increased $823,000 during the three months ended June 30, 1999 due to the recent rise in U.S. Treasury and agency yields. Net income for the three months was $475,000 for the Company. These items combined to decrease shareholders' equity by $382,000 or 2.0% during the three months ended June 30, 1999. Book value per share was $22.77 at June 30, 1999 compared to $23.23 at March 31, 1999.

At its October 1998 Board of Directors meeting, the Board declared a 2-for-1 stock split of the Company's common stock. The stock split was accomplished through a 100% stock dividend that was issued on or about December 15, 1998 to shareholders of record as of November 30, 1998.

Liquidity and Capital Resources

In accordance with Office of Thrift Supervision (OTS) regulations, the Company is required to maintain a liquidity ratio at specified levels that are subject to change. Currently, a minimum of 4.0% of the combined total of deposits and certain borrowings must be maintained in the form of cash or eligible investments. The Company's average liquidity during the three months ended June 30, 1999 was approximately 38%. The Company's current liquidity level is deemed adequate to meet the requirements of normal operations, potential deposit outflows, and loan demand while still allowing for optimal investment of funds and return on assets.

Loan repayments and maturities of investments are a significant source of funds, whereas loan disbursements are a primary use of the Company's funds. During the three months ended June 30, 1999, loan disbursements exceeded loan repayments resulting in a $5.4 million or 3.5% increase in total net loans receivable.

Deposits and other borrowings are also an important source of funds for the Company. During the three months ended June 30, 1999, deposits increased $4.6 million while FHLB advances increased $7.2 million. At June 30, 1999, the Bank had $86.6 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a major portion of these certificates will be renewed.

Liquidity resources at June 30, 1999 are sufficient to meet outstanding mortgage loan commitments of $1.1 million and unused lines of credit of $22.9 million. Management believes that the Company's liquidity needs will continue to be supported by the Company's deposit base and borrowing capacity.

                 Security Federal Corporation and Subsidiaries

       Management's Discussion and Analysis of Results of Operations
                         and Financial Condition

Accounting and Reporting Changes.

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

In April 1998, the FASB issued SFAS 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits. The new statement revises the required disclosures for employee benefit plans, but it does not change the measurement or recognition of such plans. While the new standard requires some additional information about benefit plans, it helps preparers of financial statements by eliminating certain disclosures and by standardizing the disclosures for pensions and other post-retirement benefits to the extent practicable. SFAS 132 supercedes the disclosure requirements in SFAS 87, Employers' Accounting for Pensions, SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS 106, Employers' Accounting for Post-Retirement Benefits Other than Pensions. The new disclosures are effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 132 did not have an impact on the financial statements of the Company due to the disclosure only requirements.

In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instrument and Hedging Activities. All derivatives are to be measured at fair value and recognized in the balance sheet as assets or liabilities. The statement is effective for fiscal years and quarters beginning after June 15, 1999. The Company has limited use of derivative transactions at this time; therefore, this does not have a significant effect on the Company.

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

Impact of Inflation and Changing Prices

The consolidated financial statements, related notes, and other financial information presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does inflation.

               Security Federal Corporation and Subsidiaries

       Management's Discussion and Analysis of Results of Operations
                         and Financial Condition

Year 2000 Considerations

The Company recognizes that there is a business risk in computerized systems as the calendar rolls over into the next century. If the computer systems misinterpret the date, items such as interest calculations on loans and deposits will be incorrect. This problem is commonly called the "Year 2000 Problem." A number of computer systems used by the Company in its day-to-day operations will be affected by this problem. Management has established a committee (the "Y2K Project Team") which has identified all affected systems and is currently working to ensure that this event will not disrupt operations. The Y2K Project Team reports regularly to the Company's Board of Directors. The Company is also working closely with outside computer vendors to ensure that all software corrections and warranty commitments are obtained and to arrange mock conversion testing. Testing of the Company's core processing systems occurred in December 1998. The test was evaluated and appears to have been successful. The Company's contingency plan has been completed and tested and will be re-tested. The Company's Year 2000 project costs are not expected to have a material impact on its results of operations, liquidity or capital resources. The Company has funded approximately $350,000 in preparing for Y2K. Future expenditures for Y2K compliance are not known at this time. The impact of Year 2000 noncompliance by all outside parties with whom the Company may transact business cannot be fully gauged at this time.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999
--------------------------------------------------------------

Net Income

Net income was $475,000 for the three months ended June 30, 1999, representing an increase in earnings of $20,000 or 4.4% compared to the same period in 1998.

Net Interest Income

Net interest income increased $64,000 or 2.9% during the three months ended June 30, 1999 due to an increase in total interest income offset in part by an increase in interest expense.

Interest income on loans increased $188,000 or 6.2% during the quarter as a result of total net loans increasing as the average yield in the loan portfolio decreased. Investment, mortgage-backed, and other securities interest income increased $134,000 or 11.1% during the three months ended June 30, 1999 due to an increase in the average balance in the investment portfolio despite a 22 basis points decline in the average yield in the portfolio.
Total interest income rose $322,000 or 7.6% during the three months ended June 30, 1999 compared to the same period in 1998.

Total interest expense increased $258,000 or 12.4% during the three months ended June 30, 1999 compared to the same period one-year earlier. Interest expense on deposits increased $278,000 or 15.5% during the period as deposits grew significantly compared to the average balance in 1998 despite a decline in the cost of deposits during the 1999 quarter. Interest expense on advances and other borrowings decreased $20,000 during the three-months ended June 30, 1999 even though the average amount of debt outstanding increased slightly in the 1999 period compared to 1998.

Provision for Loan Losses

The Bank's provision for loan losses was $150,000 during both the three months ended June 30, 1999 and 1998. The amount of the provision is determined by Management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $1.7 million at June 30, 1999 compared to $1.2 million at March 31, 1999. The ratio of allowance for loan losses to the Company's total loans was 1.14% at June 30, 1999 compared to 1.12% at March 31, 1999. Net charge-offs were $56,000 during the three months ended June 30, 1999 compared to $106,000 during the three-month period in 1998.

                 Security Federal Corporation and Subsidiaries

       Management's Discussion and Analysis of Results of Operations
                         and Financial Condition

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999, Continued
-------------------------------------------------------------------------

Other Income

Total other income decreased $27,000 or 4.5% during the three months ended June 30, 1999 compared to the same period one-year earlier. Gain on sale of loans increased $15,000 during the period while loan servicing fees decreased $9,000 as the portfolio of loans serviced for others decreased. Service fees on deposit accounts grew $36,000 as the number of commercial and personal demand deposit accounts increased. Income from real estate operations stemming from the Willow Woods partnership decreased $32,000 during the period. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions through SFSC, and other miscellaneous fees decreased $36,000 during the three months ended June 30, 1999.

General and Administrative Expenses

General and administrative expenses increased $12,000 or 0.6% during the three months ended June 30, 1999 compared to the same period in 1998.

Salaries and employee benefits expense grew $52,000 or 5.4% due to an increase in staff in customer service positions to handle increased business and due to normal annual salary increases. Occupancy expense increased $8,000 or 6.8% during the period. Advertising expense decreased $68,000 while the depreciation and maintenance of equipment expense increased $16,000 during the quarterly period. FDIC insurance premiums rose $2,000 as deposit account balances increased. Amortization of intangible expense was $116,000 during the three months ended June 30 in fiscal 1999 and 1998. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, increased $2,000 or 0.6% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998.

                 Security Federal Corporation and Subsidiaries
                               Other Information

Item 1    Legal Proceedings
          -----------------

          The Company is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in mortgage loans it has made.

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

          3.1  Articles Of Incorporation*

          3.2 Articles Of Amendment, Dated August 28, 1998, To Articles Of Incorporation

          3.3  Bylaws**

          10   Executive Compensation Plans And Arrangements:

               Salary Continuation Agreements***

               Amendment One To Salary Continuation Agreements****

               Stock Option Plan***

               Incentive Compensation Plan***

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

                 Security Federal Corporation and Subsidiaries

                                  Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.


                                   Security Federal Corporation





Date: August 9, 1999              By:  /s/ Roy G. Lindburg
                                       -------------------------------------
                                       Roy G. Lindburg
                                       Treasurer/CFO
                                       Duly Authorized Representative