Form 10QSB
period 1999-09-30
SECURITY FEDERAL CORPORATION
filed 1999-11-10
CIK 818677

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549

                                FORM 10 - QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD:

                   FROM:                  TO:
                        ---------------      ---------------

                       COMMISSION FILE NUMBER: 0-16120

                        SECURITY FEDERAL CORPORATION

                        South Carolina        57-0858504
                        (State or other       (IRS
                        jurisdiction of       Employer
                        incorporation or      Identification)
                        organization)

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

                        YES     X       NO
                             ------        ------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


      CLASS:              OUTSTANDING SHARES AT:     $0.01 PAR VALUE:
     -----------------   -------------------------   ----------------
      Common Stock           September 30, 1999           838,524

                                   INDEX

              SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

==============================================================================

PART I.   FINANCIAL INFORMATION (UNAUDITED)                         PAGE NO.

Item 1.   Financial Statements (Unaudited):

             Consolidated Balance Sheets                               1

             Consolidated Statements of Income                         2

             Consolidated Statement of Shareholders' Equity            4

             Consolidated Statements of Cash Flows                     5

          Notes to Consolidated Financial Statements                   7

Item 2.   Management's Discussion and Analysis -Results of
          Operations and Financial Condition                           11

==============================================================================

PART II.  OTHER INFORMATION

          Other Information                                            16

          Signatures                                                   18

==============================================================================


                             SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

                Security Federal Corporation and Subsidiaries

                         Consolidated Balance Sheets

                                         September 30, 1999    March 31, 1999
                                         ------------------    --------------
Assets:                                      (Unaudited)         (Audited)
 Cash and Cash Equivalents               $        6,601,621    $    6,951,347
 Investment And Mortgage-Backed
  Securities:
   Available For Sale: (Amortized cost
                       of $90,893,655
                       at September 30,
                       1999 and $82,240,153
                       at March 31, 1999)        89,101,084        82,035,772
   Held To Maturity:   (Fair value of
                       $2,893,811 at
                       September 30, 1999 and
                       $3,579,500 at March
                       31, 1999)                  2,918,972         3,532,863
 Loans Receivable Net:
   Held For Sale                                    571,683         1,604,300
   Held For Investment:(Net of allowance of
                       $1,903,635 at
                       September 30, 1999 and
                       $1,715,068 at March
                       31, 1999)                169,577,395       150,381,301
                                         ------------------    --------------
                                         $      170,149,078    $  151,985,601
                                         ------------------    --------------
 Accrued Interest Receivable:
   Loans                                            861,028           657,153
   Mortgage-Backed Securities                       189,351           146,739
   Investments                                      851,802           803,696
   Premises And Equipment, Net                    4,030,664         4,198,774
   Federal Home Loan Bank Stock,
    At Cost                                       1,460,700         1,245,000
   Real Estate Acquired In Settlement
    Of Loans                                        154,143           154,143
   Real Estate Held For Development
    And Sale                                        469,117           552,111
   Other Assets                                   2,937,390         2,454,724
                                         ------------------    --------------
Total Assets                             $      279,724,950    $  254,717,923
                                         ==================    ==============
Liabilities And Shareholders' Equity
Liabilities:
   Deposit Accounts                      $      223,381,339    $  216,532,683
   Advances From Federal Home Loan Bank          31,532,000        14,600,000
   Other Borrowed Money                           1,508,699           869,270
   Advance Payments By Borrowers For
    Taxes and Insurance                             517,127           274,067
   Other Liabilities                              3,472,725         2,881,461
                                         ------------------    --------------
Total Liabilities                        $      260,411,890    $  235,157,481
                                         ------------------    --------------
Shareholders' Equity:
  Serial Preferred Stock, $.01 Par
   Value; Authorized Shares - 200,000
   Issued; Outstanding Shares - None
   Common Stock, $.01 Par Value;
   Authorized Shares - 5,000,000
   Issued; Outstanding Shares - 838,524
   At September 30, 1999 And 842,120 At
   March 31, 1999                        $            8,421    $        4,211
  Additional Paid-In Capital                      3,993,733         3,997,943
  Indirect Guarantee of Employee Stock
   Ownership Trust                                 (180,000)                0
  Debt
  Accumulated Other Comprehensive Loss           (1,112,112)         (127,738)
  Retained Earnings, Substantially
   Restricted                                    16,603,018        15,686,026
                                         ------------------    --------------
Total Shareholders' Equity               $       19,313,060    $   19,560,442
                                         ------------------    --------------
Total Liabilities And Shareholders'
 Equity                                  $      279,724,950    $  254,717,923
                                         ==================    ==============

See accompanying notes to consolidated financial statements.

                   Security Federal Corporation and Subsidiaries

                   Consolidated Statements of Income (Unaudited)

                                        Three Months Ended September 30,
                                        -------------------------------
                                              1999            1998
                                        --------------- ---------------
Interest Income:
   Loans                                $     3,369,395 $     3,278,212
   Mortgage-Backed Securities                   455,674         143,162
   Investment Securities                        913,608         845,295
   Other                                         13,180          17,910
                                        --------------- ---------------
Total Interest Income                   $     4,751,857 $     4,284,579
                                        --------------- ---------------

Interest Expense:
   NOW And Money Market Accounts                706,813         504,877
   Passbook Accounts                             82,463          73,749
   Certificate Accounts                       1,309,665       1,280,175
   Advances And Other Borrowed Money            370,348         266,103
                                        --------------- ---------------
Total Interest Expense                  $     2,469,289 $     2,124,904
                                        --------------- ---------------

Net Interest Income                           2,282,568       2,159,675
   Provision For Loan Losses                    150,000         150,000
                                        --------------- ---------------
   Net Interest Income After
    Provision For Loan Losses           $     2,132,568 $     2,009,675
                                        --------------- ---------------
Other Income:
   Net Gain On Sale Of Investments                3,022               0
   Gain On Sale Of Loans                         71,432         189,521
   Loan Servicing Fees                           72,052          79,475
   Service Fees On Deposit Accounts             266,160         210,373
   Income From Real Estate Operations            69,856           5,090
   Other                                        155,641         140,681
                                        --------------- ---------------
Total Other Income                      $       638,163 $       625,140
                                        --------------- ---------------
General And Administrative Expenses:
   Salaries And Employee Benefits             1,076,096       1,018,180
   Occupancy                                    131,758         127,735
   Advertising                                   35,646         139,483
   Depreciation And Maintenance Of
    Equipment                                   233,049         201,836
   FDIC Insurance Premiums                       22,442          19,879
   Amortization Of Intangibles                  116,310         116,310
   Other                                        375,440         443,255
                                        --------------- ---------------
Total General And Administrative
 Expenses                               $     1,990,741 $     2,066,678
                                        --------------- ---------------
   Income Before Income Taxes                   779,990         568,137
   Provision For Income Taxes                   270,969         192,848
                                         --------------  --------------
Net Income                               $      509,021  $      375,289
                                         ==============  ==============
Basic Net Income Per Common Share        $         0.61  $         0.45
                                         ==============  ==============
Diluted Net Income Per Common Share      $         0.60  $         0.44
                                         ==============  ==============
Cash Dividend Per Share On Common Stock  $         0.04  $         0.03
                                         ==============  ==============
Basic Weighted Average Shares
 Outstanding                                    838,524         842,120
                                         ==============  ==============
Diluted Weighted Average Shares
 Outstanding                                    846,103         845,354
                                         ==============  ==============

See accompanying notes to consolidated financial statements.

                    Security Federal Corporation and Subsidiaries

                    Consolidated Statements of Income (Unaudited)

                                         Six Months Ended September 30,
                                        -------------------------------
                                              1999            1998
                                        --------------- ---------------
Interest Income:
   Loans                                $     6,588,770 $     6,310,067
   Mortgage-Backed Securities                   938,473         246,005
   Investment Securities                      1,751,267       1,926,481
   Other                                         38,746          45,762
                                        --------------- ---------------
Total Interest Income                   $     9,317,256 $     8,528,315
                                        --------------- ---------------
Interest Expense:
   NOW And Money Market Accounts              1,402,534         947,442
   Passbook Accounts                            160,038         148,365
   Certificate Accounts                       2,611,672       2,560,142
   Advances And Other Borrowed Money            629,208         544,959
                                        --------------- ---------------
Total Interest Expense                  $     4,803,452 $     4,200,908
                                        --------------- ---------------

Net Interest Income                           4,513,804       4,327,407
   Provision For Loan Losses                    300,000         300,000
                                        --------------- ---------------
   Net Interest Income After Provision
    For Loan Losses                     $     4,213,804 $     4,027,407
                                        --------------- ---------------
Other Income:
   Net Gain On Sale Of Investments                3,022               0
   Gain On Sale Of Loans                        184,936         287,984
   Loan Servicing Fees                          145,068         161,917
   Service Fees On Deposit Accounts             504,606         412,848
   Income From Real Estate Operations           104,699          72,168
   Other                                        263,889         284,959
                                        --------------- ---------------
Total Other Income                      $     1,206,220 $     1,219,876
                                        --------------- ---------------
General And Administrative Expenses:
   Salaries And Employee Benefits             2,103,398       1,993,316
   Occupancy                                    257,098         245,096
   Advertising                                   68,106         239,977
   Depreciation And Maintenance Of
    Equipment                                   442,799         395,346
   FDIC Insurance Premiums                       43,613          39,541
   Amortization Of Intangibles                  232,620         232,620
   Other                                        771,430         836,966
                                        --------------- ---------------
Total General And Administrative
 Expenses                               $     3,919,064 $     3,982,862
                                        --------------- ---------------
   Income Before Income Taxes                 1,500,960       1,264,421
   Provision For Income Taxes                   516,598         433,734
                                        --------------- ---------------
Net Income                              $       984,362 $       830,687
                                        =============== ===============
Basic Net Income Per Common Share       $          1.17 $          0.99
                                        =============== ===============
Diluted Net Income Per Common Share     $          1.16 $          0.98
                                        =============== ===============
Cash Dividend Per Share On Common
 Stock                                  $          0.08 $          0.06
                                        =============== ===============
Basic Weighted Average Shares
 Outstanding                                    840,322         842,120
                                        =============== ===============
Diluted Weighted Average Shares
 Outstanding                                    846,103         845,354
                                        ============== ===============

See accompanying notes to consolidated financial statements.

                  Security Federal Corporation and Subsidiaries

             Consolidated Statements of Shareholders' Equity (Unaudited)

                                                                Accumu-
                                                                lated
                                                                Other
                                                 Indirect       Compre-
                                    Additional   Guarantee      hensive
                          Common     Paid-In         of         Income         Retained
                          Stock      Capital     ESOP Debt      (Loss)         Earnings         Total
                         --------   ----------   ----------    ----------    ------------   ------------
Beginning Balance At     $  4,211   $ 3,997,94   $        0        75,713    $ 13,998,174   $ 18,076,041
March 31, 1998
Net Income                      0            0            0             0         830,687        830,687
Other Comprehensive
 Income, Net Of Tax:
 Unrealized Holding
  Losses On Securities
  Available For Sale            0            0            0       212,711               0        212,711
                                                                                            ------------
 Comprehensive Income                                                                          1,043,398
Cash Dividends                  0            0            0             0         (50,527)       (50,527)
                         --------   ----------   ----------    ----------    ------------   ------------
Balance At
September 30, 1998       $  4,211   $ 3,997,94   $        0       288,424    $ 14,778,334   $ 19,068,912
                         ========   ==========   ==========    ==========    ============   ============



Beginning Balance At     $  8,421   $ 3,993,73   $        0      (127,738)   $ 15,686,026   $ 19,560,442
March 31, 1999
Net Income                      0            0            0             0         984,362        984,362
Other Comprehensive
Income, Net Of Tax:
 Unrealized Holding
  Losses On Securities
  Available For Sale            0            0            0      (984,374)              0       (984,374)
                                                                                             -----------
 Comprehensive Income                                                                                (12)
Increase in Indirect
Guarantee of ESOP Debt                             (180,000)                                    (180,000)
Cash Dividends                  0            0            0             0         (67,370)       (67,370)
                         --------   ----------   ----------    ----------    ------------    -----------
Balance at
September 30, 1999       $  8,421   $ 3,993,73   $ (180,000)   (1,112,112)   $ 16,603,018   $ 19,313,060
                         ========   ==========   ==========    ==========    ============   ============

See accompanying notes to consolidated financial statements.

                                                        4

                Security Federal Corporation and Subsidiaries

              Consolidated Statements of Cash Flows (Unaudited)

                                         Six Months Ended September 30,
                                        -------------------------------
                                              1999             1998
                                        ---------------  ---------------
Cash Flows From Operating Activities:
   Net Income                           $       984,362  $       830,687
   Adjustments To Reconcile Net Income
   To Net Cash Provided By Operating
   Activities:
    Depreciation Expense                $       384,068  $       311,722
    Amortization Of Intangibles                 232,620          232,620
    Discount Accretion And Premium
     Amortization                                25,628          (13,175)
    Provisions For Losses On Loans And
     Real Estate                                300,000          300,000
    Gain On Sale Of Securities
     Available For Sale                          (3,022)               0
    Gain On Sale Of Loans                      (184,936)        (287,984)
    Gain On Sale Of Real Estate                (104,699)        (126,543)
    Amortization Of Deferred Fees On
     Loans                                      (18,236)        (123,502)
    Proceeds From Sale Of Loans Held
     For Sale                                10,716,676       13,455,549
    Origination Of Loans For Sale            (9,499,123)     (13,669,487)
    (Increase) Decrease In Accrued
    Interest Receivable:
     Loans                                     (194,649)          38,189
     Mortgage-Backed Securities                 (42,612)         (20,777)
     Investments                                (57,332)         (17,761)
    Increase In Advance Payments By
     Borrowers                                  243,060          122,040
    Loss On Disposition Of Premises
     And Equipment                                6,738                0
    Other, Net                                  299,794          203,345
                                        ---------------  ---------------
Net Cash Provided By Operating
 Activities                             $     3,088,337  $     1,234,923
                                        ---------------  ---------------
Cash Flows From Investing Activities:
   Principal Repayments On Mortgage-
    Backed Securities                   $       542,172  $       473,623
   Held To Maturity
   Principal Repayments On Mortgage-
    Backed Securities Available
    For Sale                                  3,784,081          274,926
   Purchase Of Investment Securities
    Available For Sale                       (9,953,938)     (14,999,375)
   Purchase Of Mortgage-Backed
    Securities Available For Sale           (11,130,040)      (7,261,743)
   Maturities Of Investment Securities
    Available For Sale                        7,121,971       14,162,829
   Maturities Of Investment Securities
    Held To Maturity                             71,115        1,878,049
   Proceeds From Sale of Securities
    Available For Sale                        1,502,422                0
   Purchase Of FHLB Stock                    (1,483,500)               0
   Redemption Of FHLB Stock                   1,267,800           89,400
   Increase In Loans To Customers           (19,498,858)      (5,640,563)
   Investment In Real Estate Held For
    Development                                (380,727)        (272,214)
   Proceeds From Sale Of Real Estate
    Held For Development                        568,420          377,620
   Proceeds From Sale Of Real Estate
    Acquired Through Foreclosure                 21,000          329,545
   Purchase And Improvement Of Premises
    And Equipment                              (232,671)        (505,990)
   Proceeds From Sale Of Premises And
    Equipment                                     9,975            7,000
                                        ---------------  ---------------
Net Cash Used By Investing Activities   $   (27,790,778) $   (11,086,893)
                                        ---------------  ---------------
Cash Flows From Financing Activities:
    Increase In Deposit Accounts        $     6,848,656  $     6,827,709
    Proceeds From FHLB Advances              77,750,000       56,725,000
    Repayment Of FHLB Advances              (60,818,000)     (52,893,000)
    Proceeds Of Other Borrowings                674,194          135,436
    Repayment Of Other Borrowings               (34,765)         (39,430)
    Dividends To Shareholders                   (67,370)         (50,527)
                                        ---------------  ---------------
Net Cash Provided By Financing
 Activities                             $    24,352,715  $    10,705,188
                                        ---------------  ---------------
                                                             (Continued)

                Security Federal Corporation and Subsidiaries

              Consolidated Statements of Cash Flows (Unaudited)

                                         Six Months Ended September 30,
                                        -------------------------------
                                              1999             1998
                                        ---------------  ---------------
Net Increase (Decrease) In Cash
 And Cash Equivalents                   $      (349,726) $       853,218
Cash And Cash Equivalents At
 Beginning Of Period                          6,951,347        4,658,681
                                        ---------------  ---------------
Cash And Cash Equivalents At End
 Of Period                              $     6,601,621  $     5,511,899
                                        ===============  ===============

Supplemental Disclosure Of Cash Flows
 Information:
Cash Paid During The Period For
 Interest                               $     4,655,810  $     3,845,891
Cash Paid During The Period For
 Income Taxes                           $       641,350  $        16,936
Additions To Real Estate Acquired
 Through Foreclosure                    $        21,000  $       457,335
Increase In Unrealized Net Loss
 On Securities Available For Sales,
 Net Of Taxes                           $       984,374  $       212,711

See accompanying notes to consolidated financial statements.

                  Security Federal Corporation and Subsidiaries

              Notes to Consolidated Financial Statements (Unaudited)


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions from Form 10-QSB and generally accepted accounting principles; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of Management, reflect all adjustments, all of which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial statements. The results of operations for the six-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year. This Form 10-QSB contains certain forward-looking statements with respect to the financial condition, results of operations, and business. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, changes in interest rates, changes in the regulatory environment, changes in general economic conditions and inflation, changes in the securities market, and Year 2000 if not effectively corrected. Management cautions readers of Form 10-QSB not to place undue reliance on forward-looking statements contained herein.

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

3.  Loans Receivable, Net

Loans Receivable, Net, at September 30, 1999 and March 31, 1999 consisted of the following:

Loans held for sale were $571,683 and $1,604,300 at September 30, 1999 and March 31, 1999 respectively.

                                        September 30, 1999   March 31, 1999
Loans Held For Investment:              ------------------  ----------------
   Residential Real Estate              $       85,909,039  $     65,489,233
   Consumer                                     41,570,536        41,631,602
   Commercial Business & Real Estate            55,606,619        52,325,690
                                        ------------------  ----------------
                                        $      183,086,194  $    159,446,525
                                        ------------------  ----------------
Less:
   Allowance For Possible Loan Loss              1,903,635         1,715,068
   Loans In Process                             11,323,850         7,150,607
   Deferred Loan Fees                              281,314           199,549
                                        ------------------  ----------------
                                        $       13,508,799  $      9,065,224
                                        ------------------  ----------------
                                        $     169,577,395   $    150,381,301
                                        ==================  ================

The following is a reconciliation of the allowance for loan losses for the six months ending:

                                        September 30, 1999  September 30, 1999
                                        ------------------  ------------------
Beginning Balance                       $        1,715,068  $      1,512,038
Provision                                          300,000           300,000
Charge-offs                                       (127,547)         (251,789)
Recoveries                                          16,114            17,312
                                        ------------------  ----------------
Ending Balance                          $        1,903,635  $      1,577,561
                                        ==================  ================

                  Security Federal Corporation and Subsidiaries

4.  Securities

Investment and Mortgage-Backed Securities, Held to Maturity
-----------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

                                          Gross         Gross
September 30, 1999           Amortized   Unrealized   Unrealized
------------------             Cost        Gains        Losses     Fair Value
                            ----------   ----------   ----------   ----------
US Government and Agency    $  265,707   $    4,589   $        0   $  270,296
 Obligations
Mortgage-Backed Securities   2,653,265       10,354       40,104    2,623,515
                            ----------   ----------   ----------   ----------
Total                       $2,918,972   $   14,943   $   40,104   $2,893,811
                            ==========   ==========   ==========   ==========

March 31, 1999
--------------
US Government and Agency    $  336,822   $      542   $        0   $  337,364
 Obligations
Mortgage-Backed Securities   3,196,041       46,652          557    3,242,136
                            ----------   ----------   ----------   ----------
Total                       $3,532,863   $   47,194   $      557   $3,579,500
                            ==========   ==========   ==========   ==========

Investment And Mortgage-Backed Securities, Available For Sale
-------------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

                                          Gross         Gross
September 30, 1999           Amortized   Unrealized   Unrealized
------------------             Cost        Gains        Losses    Fair Value
                           -----------   ----------   ----------  -----------
US Government and Agency   $58,789,537   $   23,776   $1,178,380  $57,634,933
 Obligations
Mortgage-Backed Securities  32,104,118        3,967      641,934   31,466,151
                           -----------   ----------   ----------  -----------
Total                      $90,893,655   $   27,743   $1,820,314  $89,101,084
                           ===========   ==========   ==========  ===========

March 31, 1999
--------------

US Government and Agency   $57,459,009   $  165,373   $  264,488  $57,359,894
 Obligations
Mortgage-Backed Securities  24,781,144       23,850      129,116   24,675,878
                           -----------   ----------   ----------  -----------
Total                      $82,240,153   $  189,223   $  393,604  $82,035,772
                           ===========   ==========   ==========  ===========

                  Security Federal Corporation and Subsidiaries

5.  Deposits

A summary of deposit accounts by type with weighted average rates is as follows:

                                   September 30, 1999       March 31, 1999
                                  --------------------   --------------------
Demand Accounts:                     Balance     Rate       Balance     Rate
                                  --------------------   --------------------
  Checking                        $ 51,914,283   0.84%   $ 53,435,702   0.84%
  Money Market                      53,359,796   4.59%     49,369,915   4.70%
  Regular Savings                   13,131,719   2.49%     11,847,962   2.47%
                                  ------------           ------------
Total Demand Accounts             $118,405,798   2.71%   $114,653,579   2.67%
                                  ============           ============
Certificate Accounts:
   0 - 4.99%                      $ 42,124,059           $ 31,100,943
   5.00 - 6.99%                     62,713,670             70,640,349
   7.00 - 8.99%                        137,812                137,812
                                  ------------           ------------
Total Certificate Accounts        $104,975,541   5.06%   $101,879,104   5.18%
                                  ============           ============
Total Deposit Accounts            $223,381,339   3.81%   $216,532,683   3.85%
                                  ============           ============

6.  Federal Home Loan Bank Advances


Federal Home Loan Bank Advances are summarized by year of maturity and weighted average interest rate in the table below:

                                   September 30, 1999       March 31, 1999
                                  --------------------   --------------------
                                     Balance     Rate       Balance     Rate
Fiscal Year Due:                  --------------------   --------------------
  2000                            $ 12,478,000   5.40%   $    528,000   8.70%
  2001                              13,856,000   5.56%        856,000   8.75%
  2002                               5,000,000   5.71%              0      0%
  2003                                       0      0       5,000,000   5.69%
  Thereafter                           198,000   7.97%      8,216,000   5.42%
                                  ------------           ------------
  Total Advances                  $ 31,532,000   5.54%   $ 14,600,000   5.82%
                                  ============           ============

7. Regulatory Matters

The following table reconciles the Bank's Shareholders' equity to its various regulatory capital positions:

                                        September 30, 1999    March 31, 1999
                                               (Dollars in Thousands)
                                        ------------------------------------
Bank's Shareholders' Equity             $           18,861    $       18,879
Unrealized Loss On Available For
 Sale Of Securities, Net of Tax                      1,112               128
Reduction For Goodwill And Other
 Intangibles                                        (1,348)           (1,581)
                                        ------------------    ---------------
   Tangible Capital                                 18,625            17,426
Qualifying Core Deposits And
 Intangible Assets                                     611               664
                                        ------------------    --------------
   Core Capital                                     19,236            18,090
Supplemental Capital                                 1,903             1,715
                                        ------------------    --------------
   Risk-Based Capital                   $           21,139    $       19,805
                                        ==================    ==============

The following table compares the Bank's capital levels relative to the applicable regulatory requirements at September 30, 1999.

                                        (Dollars in Thousands)
                      -------------------------------------------------------
                          Amt.      %     Actual   Actual    Excess    Excess
                       Required  Required   Amt.      %        Amt.       %
                      -------------------------------------------------------
Tangible Capital       $ 5,581     2.0%   $18,625    6.67%   $13,044    4.67%
Tier 1 Leverage (Core)  11,187     4.0%    19,236    6.88%     8,049    2.88%
  Capital
Total Risk-Based
 Capital                12,790     8.0%    21,139   13.22%     8,349    5.22%
Tier 1 Risk-Based
 (Core) Capital          6,395     4.0%    19,236   12.03%    12,841    8.03%

                  Security Federal Corporation and Subsidiaries

7.  Regulatory Matters, Continued

The Company's regulatory capital amounts and ratios at September 30, 1999 are as follows:

                                                                  To Be
                                                             Well Capitalized
                                                For             Under Prompt
                                          Capital Adequacy   Corrective Action
                             Actual           Purposes          Provisions
                      -------------------------------------------------------
                        Amount    Ratio   Amount    Ratio    Amount    Ratio
                      -------------------------------------------------------
Tier I Risk-Based
 Core Capital          $19,236    12.0%   $ 6,395    4.0%    $ 9,592    6.0%
Risk-Based Capital
 (To Risk Weighted
 Assets)                21,139    13.2%    12,790    8.0%     15,987   10.0%
Core Capital (To
 Adjusted Tangible
 Assets)                19,236     6.9%    11,187    4.0%     13,984    5.0%
Tangible Capital
 (To Tangible
 Assets)                18,625     6.7%     5,581    2.0%     13,954    5.0%

                    Security Federal Corporation and Subsidiaries

         Management's Discussion and Analysis of Results of Operations
                               and Financial Condition

Changes in Financial Condition

Total assets of the Company increased $25.0 million during the six months ended September 30, 1999, due primarily to increases of $18.2 million or 12.0% in total net loans receivable and $6.5 million or 7.5% in investment securities.

Residential real estate loans, net of loans in process, increased $15.1 million or 25.3% during the period while other loans increased $3.2 million or 3.4%. Combined with higher coupon loans prepaying, this led to a decrease in the overall yield of the loan portfolio.

Real estate acquired in settlement of loans (REO) remained constant at $154,000 while real estate acquired for development decreased $83,000 during the six-month period.

Deposits increased $6.8 million or 3.2% during the six months ended September 30, 1999 and Federal Home Loan Bank (FHLB) advances grew $16.9 million to fund the Company's 9.8% growth in assets.

The Board of Directors declared the 34th and 35th consecutive quarterly dividend of $.04 per share in May and August 1999, which totaled $67,000. The employee stock ownership trust of the Company borrowed $180,000 to purchase stock for the plan during the six month period. Unrealized losses on securities available for sale increased $984,000 during the six months ended September 30, 1999 due to the recent rise in U.S. Treasury and agency yields. Net income for the six months was $984,000 for the Company. These items combined to decrease shareholders' equity by $247,000 or 1.3% during the six months ended September 30, 1999. Book value per share was $23.03 at September 30, 1999 compared to $23.23 at March 31, 1999.

At its October 1998 Board of Directors meeting, the Board declared a 2-for-1 stock split of the Company's common stock. The stock split was accomplished through a 100% stock dividend that was issued on or about December 15, 1998 to shareholders of record as of November 30, 1998.

Liquidity and Capital Resources

In accordance with Office of Thrift Supervision (OTS) regulations, the Company is required to maintain a liquidity ratio at specified levels that are subject to change. Currently, a minimum of 4.0% of the combined total of deposits and certain borrowings must be maintained in the form of cash or eligible investments. The Company's average liquidity during the six months ended September 30, 1999 was approximately 37%. The Company's current liquidity level is deemed adequate to meet the requirements of normal operations, potential deposit outflows, and loan demand while still allowing for optimal investment of funds and return on assets.

Loan repayments and maturities of investments are a significant source of funds, whereas loan disbursements are a primary use of the Company's funds. During the six months ended September 30, 1999, loan disbursements exceeded loan repayments resulting in a $18.2 million or 12.0% increase in total net loans receivable.

Deposits and other borrowings are also an important source of funds for the Company. During the six months ended September 30, 1999, deposits increased $6.8 million while FHLB advances increased $16.9 million. At September 30, 1999, the Bank had $88.9 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a major portion of these certificates will be renewed.

Liquidity resources at September 30, 1999 are sufficient to meet outstanding mortgage loan commitments of $583,000 and unused lines of credit of $22.5 million. Management believes that the Company's liquidity needs will continue to be supported by the Company's deposit base and borrowing capacity.

                    Security Federal Corporation and Subsidiaries

         Management's Discussion and Analysis of Results of Operations
                               and Financial Condition

Accounting and Reporting Changes.

In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instrument and Hedging Activities. All derivatives are to be measured at fair value and recognized in the balance sheet as assets or liabilities. This statement's effective date is delayed by the issuance of SFAS 137 (Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of the FASB Statement No. 133) and is effective for fiscal years and quarters beginning after June 15, 2000. Because the Company has limited use of derivative transactions at this time; management does not expect this standard to have a significant effect on the Company.

In October 1998, the FASB issued SFAS 134, Accounting for Mortgage- Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. The new statement establishes accounting and reporting standards for certain activities of mortgage banking enterprises. The statement is effective for the first quarter beginning after December 15, 1998. The statement has no effect on the financial statements of the Company.

In February 1999, the FASB issued SFAS 135, Rescission of FASB Statement No. 75 and Technical Corrections. The SFAS provides technical corrections for previously issued statements and rescinds SFAS 75, which provides guidance related to pension plans of state and local governmental units. SFAS 135 is effective for fiscal years ending after February 15, 1999. This statement will not have a material effect on the financial statements of the Company.

In June 1999, the FASB issued SFAS 136, Transfers of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others. This statement establishes standards for transactions in which an entity makes a contribution by transferring assets to a not-for-profit organization or a charitable trust and then requires these contributions to be used in a specified manner. This statement is not expected to have a material impact on the financial statements of the Company.

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

                    Security Federal Corporation and Subsidiaries

         Management's Discussion and Analysis of Results of Operations
                               and Financial Condition

Year 2000 Considerations

The Company recognizes that there is a business risk in computerized systems as the calendar rolls over into the next century. If the computer systems misinterpret the date, items such as interest calculations on loans and deposits will be incorrect. This problem is commonly called the "Year 2000 Problem." A number of computer systems used by the Company in its day-to-day operations will be affected by this problem. Management has established a committee (the "Y2K Project Team") which has identified all affected systems and is currently working to ensure that this event will not disrupt operations. The Y2K Project Team reports regularly to the Company's Board of Directors. The Company is also working closely with outside computer vendors to ensure that all software corrections and warranty commitments are obtained and to arrange mock conversion testing. Testing of the Company's core processing systems occurred in December 1998. The test was evaluated and appears to have been successful. The Company's contingency plan has been completed and tested and will be re-tested. The Company's Year 2000 project costs are not expected to have a material impact on its results of operations, liquidity or capital resources. The Company has funded approximately $350,000 in preparing for Y2K. Further expenditures for Y2K compliance are estimated to be $50,000 through the end of the calendar year. The impact of Year 2000 noncompliance by all outside parties with whom the Company may transact business cannot be fully gauged at this time.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
-------------------------------------------------------------------

Net Income

Net income was $509,000 for the three months ended September 30, 1999, representing an increase in earnings of $134,000 or 35.6% compared to the same period in 1998.

Net Interest Income

Net interest income increased $123,000 or 5.7% during the three months ended September 30, 1999 due to an increase in total interest income offset in part by an increase in interest expense.

Interest income on loans increased $91,000 or 2.8% during the quarter as a result of total net loans increasing as the average yield in the loan portfolio decreased. Investment, mortgage-backed, and other securities interest income increased $376,000 or 37.4% due to an increase in the average balance in the investment portfolio despite a 20 basis points decline in the average yield in the portfolio. Total interest income rose $467,000 or 10.9% compared to the same period in 1998.

Total interest expense increased $344,000 or 16.2% during the three months ended September 30, 1999 compared to the same period one-year earlier. Interest expense on deposits increased $240,000 or 12.9% during the period as deposits grew significantly compared to the average balance in 1998. Interest expense on advances and other borrowings increased $104,000 as the average amount of debt outstanding increased during the 1999 period compared to 1998 although the average cost of the borrowings decreased in the 1999 period.

Provision for Loan Losses


The Bank's provision for loan losses was $150,000 during both the three months ended September 30, 1999 and 1998. The amount of the provision is determined by Management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $1.8 million at September 30, 1999 compared to $1.2 million at March 31, 1999. The ratio of allowance for loan losses to the Company's total loans was 1.11% at September 30, 1999 compared to 1.12% at March 31, 1999.

                    Security Federal Corporation and Subsidiaries

         Management's Discussion and Analysis of Results of Operations
                               and Financial Condition


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999, CONTINUED
------------------------------------------------------------------------------

Other Income

Total other income increased $13,000 or 2.1% during the three months ended September 30, 1999 compared to the same period one-year earlier. Gain on sale of loans decreased $118,000 during the period due to more mortgage customers opting for adjustable rate loans as fixed loan rates increased. Loan servicing fees decreased $7,000 as the portfolio of loans serviced for others decreased. Service fees on deposit accounts grew $56,000 as the number of commercial and personal demand deposit accounts increased. Income from real estate operations stemming from the Willow Woods partnership increased $65,000 during the period. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions through SFSC, and other miscellaneous fees increased $15,000 during the three months ended September 30, 1999.

General and Administrative Expenses

General and administrative expenses decreased $76,000 or 3.7% during the three months ended September 30, 1999 compared to the same period in 1998.

Salaries and employee benefits expense grew $58,000 or 5.7% due to an increase in staff in customer service positions to handle increased business and due to normal annual salary increases. Occupancy expense increased $4,000 or 3.2% during the period. Advertising expense decreased $104,000 while the depreciation and maintenance of equipment expense increased $32,000 during the quarterly period. FDIC insurance premiums rose $3,000 as deposit account balances increased. Amortization of intangible expense was $116,000 during the three months ended September 30 in fiscal 1999 and 1998. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, decreased $68,000 or 15.3% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 due primarily to a decrease in repossessed assets expense.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999
-----------------------------------------------------------------

Net Income

Net income was $984,000 for the six months ended September 30, 1999, representing an increase in earnings of $154,000 or 18.5% compared to the same period in 1998.

Net Interest Income

Net interest income increased $186,000 or 4.3% during the six months ended September 30, 1999 due to an increase in total interest income offset in part by an increase in interest expense.

Interest income on loans increased $279,000 or 4.4% during the six months in 1999 as a result of total net loans increasing although the average yield in the loan portfolio decreased. Investment, mortgage-backed, and other securities interest income increased $510,000 or 23.0% due to an increase in the average balance in the investment portfolio despite a 21 basis points decline in the average yield in the portfolio. Total interest income rose $789,000 or 9.3% during the six months compared to the same period in 1998.

Total interest expense increased $603,000 or 14.3% during the six months ended September 30, 1999 compared to the same period one-year earlier. Interest expense on deposits increased $518,000 or 14.2% during the period as deposits grew significantly compared to the average balance in 1998 despite a decline in the cost of deposits during the 1999 six month period. Interest expense on advances and other borrowings increased $84,000 as the average amount of debt outstanding increased during the 1999 period compared to 1998.

                    Security Federal Corporation and Subsidiaries

         Management's Discussion and Analysis of Results of Operations
                               and Financial Condition

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999, CONTINUED
----------------------------------------------------------------------------

Provision for Loan Losses

The Bank's provision for loan losses was $300,000 during the six months ended June 30, 1999 and 1998. The amount of the provision is determined by Management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $1.8 million at September 30, 1999 compared to $1.2 million at March 31, 1999. The ratio of allowance for loan losses to the Company's total loans was 1.11% at September 30, 1999 compared to 1.12% at March 31, 1999. Net charge-offs were $111,000 during the six months ended September 30, 1999 compared to $234,000 during the same period in 1998.

Other Income

Total other income decreased $14,000 or 1.1% during the six months ended September 30, 1999 compared to the same period one-year earlier. Gain on sale of loans decreased $103,000 as more mortgage loan customers chose an adjustable rate loan as opposed to a fixed rate loan which are generally sold, due to the rise in mortgage rates. Loan-servicing fees decreased $17,000 as the portfolio of loans serviced for others decreased. Service fees on deposit accounts grew $92,000 as the number of commercial and personal demand deposit accounts increased. Income from real estate operations originating from the Willow Woods partnership increased $33,000 during the period. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions through SFSC, and other miscellaneous fees decreased $21,000 during the six months ended September 30, 1999.

General and Administrative Expenses

General and administrative expenses decreased $64,000 or 1.6% during the six months ended September 30, 1999 compared to the same period in 1998.

Salaries and employee benefits expense increased $110,000 or 5.5% due to an increase in staff in customer service positions to handle increased business and due to normal annual salary increases. Occupancy expense grew by $12,000 or 4.9% during the period. Advertising expense decreased $172,000 while the depreciation and maintenance of equipment expense increased $47,000 during the six-month period. FDIC insurance premiums rose $4,000 as total deposits increased. Amortization of intangible expense was $233,000 during the six months ended September 30 in fiscal 1999 and 1998. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, decreased $66,000 or 7.8% for the six months ended September 30, 1999 compared to the six months ended September 30, 1998.

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

Item 3   Defaults Upon Senior Securities
         -------------------------------

         None

Item 4   Submission Of Matters To A Vote Of Security Holders
         ---------------------------------------------------

         The election of directors was presented for vote to shareholders at the Annual Meeting on July 20, 1999. Votes for Robert E. Alexander were as follows: 620,970 votes for, 27,780 votes withheld. Votes for William Clyburn were as follows: 620,370 votes for, 28,380 votes withheld. Votes for Harry O. Weeks, Jr. were as follows: 620,570 votes for, 28,180 votes withheld.

         The votes for the approval of the Security Federal Corporation 1999 Stock Option Plan were as follows: 610,970 votes for, 33,880 votes against, 3,900 votes abstained.

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

                                  SECURITY FEDERAL CORPORATION


Date: November 10, 1999           By:  /s/ Roy G. Lindburg
      --------------------             -----------------------------------
                                       Roy G. Lindburg
                                       Treasurer/CFO
                                       Duly Authorized Representative