Form 10QSB
period 1999-12-31
SECURITY FEDERAL CORPORATION
filed 2000-02-10
CIK 818677

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                               FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD:

               FROM:                    TO:
                     ------------------     -----------------

                      COMMISSION FILE NUMBER:  0-16120

                        SECURITY FEDERAL CORPORATION

                South Carolina                      57-0858504
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

                             YES    X     NO
                                 -------     -------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         CLASS:               OUTSTANDING SHARES AT:        $0.01 PAR VALUE:
         ------               ----------------------        ----------------

      Common Stock               December 31, 1999               837,120

                                  INDEX

               Security Federal Corporation and Subsidiaries

==============================================================================
PART I.  FINANCIAL INFORMATION (UNAUDITED)                           PAGE NO.

Item 1.  Financial Statements (Unaudited):

            Consolidated Balance Sheets                                 1

            Consolidated Statements of Income                           2

            Consolidated Statement of Shareholders' Equity              4

            Consolidated Statements of Cash Flows                       5

         Notes to Consolidated Financial Statements                     7

Item 2.  Management's Discussion and Analysis  Results of Operations
         and Financial Condition                                        11

==============================================================================

PART II. OTHER INFORMATION

         Other Information                                              16

         Signatures                                                     17

         Exhibit 27

==============================================================================

                           SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

                Security Federal Corporation and Subsidiaries
                        Consolidated Balance Sheets

                                         December 31, 1999     March 31, 1999
                                         -----------------     --------------
Assets:                                      (Unaudited)         (Audited)
 Cash and Cash Equivalents               $      10,100,464     $    6,951,347
 Investment And Mortgage-Backed
  Securities:
   Available For Sale: (Amortized cost
                       of $89,062,912
                       at December 31,
                       1999 and $82,240,153
                       at March 31, 1999)       86,763,559         82,035,772
   Held To Maturity:   (Fair value of
                       $2,694,346 at
                       December 31, 1999
                       and $3,579,500 at
                       March 31, 1999)           2,751,292          3,532,863
 Loans Receivable Net:
   Held For Sale                                 1,094,637          1,604,300
   Held For Investment:(Net of allowance of
                       $1,993,132 at
                       December 31, 1999 and
                       $1,715,068 at March
                       31, 1999)                182,837,156       150,381,301
                                          -----------------    --------------
                                          $     183,931,793    $  151,985,601
                                          -----------------    --------------
 Accrued Interest Receivable:
   Loans                                            783,214           657,153
   Mortgage-Backed Securities                       197,878           146,739
   Investments                                      641,086           803,696
 Premises And Equipment, Net                      4,103,374         4,198,774
 Federal Home Loan Bank Stock, At Cost            2,425,700         1,245,000
 Real Estate Acquired In Settlement
  Of Loans                                          144,143           154,143
 Real Estate Held For Development And Sale          408,958           552,111
 Other Assets                                     3,248,112         2,454,724
                                          -----------------    --------------
Total Assets                              $     295,499,573    $  254,717,923
                                          =================    ==============
Liabilities And Shareholders' Equity
Liabilities:
 Deposit Accounts                         $     223,830,690    $  216,532,683
 Advances From Federal Home Loan Bank            47,314,000        14,600,000
 Other Borrowed Money                             1,411,852           869,270
 Advance Payments By Borrowers For
  Taxes and Insurance                               234,600           274,067
 Other Liabilities                                3,252,261         2,881,461
                                          -----------------    --------------
Total Liabilities                         $     276,043,403    $  235,157,481
                                          -----------------    --------------
Shareholders' Equity:
 Serial Preferred Stock, $.01 Par
  Value; Authorized Shares - 200,000
  Issued; Outstanding Shares - None
 Common Stock, $.01 Par Value;
  Authorized Shares - 5,000,000 Issued;
  Outstanding Shares - 837,120 At
  December 31, 1999 And 842,120 At
  March 31, 1999                          $           8,421    $        8,421
 Additional Paid-In Capital                       3,993,733         3,993,733
 Indirect Guarantee of Employee Stock
  Ownership Trust Debt                             (186,803)                0
 Accumulated Other Comprehensive Loss            (1,426,519)         (127,738)
 Retained Earnings, Substantially
  Restricted                                     17,067,338        15,686,026
                                          -----------------    --------------
Total Shareholders' Equity                $      19,456,170    $   19,560,442
                                          -----------------    --------------
Total Liabilities And Shareholders'
 Equity                                   $     295,499,573    $  254,717,923
                                          =================    ==============

See accompanying notes to consolidated financial statements.

               Security Federal Corporation and Subsidiaries

                Consolidated Statements of Income (Unaudited)

                                        Three Months Ended December 31,
                                        --------------------------------
                                              1999             1998
                                        ---------------  ---------------
Interest Income:
   Loans                                $     3,647,245  $     3,190,024
   Mortgage-Backed Securities                   576,026          213,763
   Investment Securities                        824,813          840,174
   Other                                         12,814           62,063
                                        ---------------  ---------------
Total Interest Income                   $     5,060,898  $     4,306,024
                                        ---------------  ---------------
Interest Expense:
   NOW And Money Market Accounts                726,512          563,850
   Passbook Accounts                             79,391           71,150
   Certificate Accounts                       1,356,829        1,329,693
   Advances And Other Borrowed Money            542,384          242,526
                                        ---------------  ---------------
Total Interest Expense                  $     2,705,116  $     2,207,219
                                        ---------------  ---------------

Net Interest Income                           2,355,782        2,098,805
  Provision For Loan Losses                     175,000          150,000
  Net Interest Income After             ---------------  ---------------
   Provision For Loan Losses            $     2,180,782  $     1,948,805
Other Income:                           ---------------  ---------------
  Net Gain On Sale Of Investments                     0                0
  Gain On Sale Of Loans                          71,302          227,160
  Loan Servicing Fees                            70,438           80,446
  Service Fees On Deposit Accounts              305,332          227,174
  Income From Real Estate Operations              6,063           13,421
  Other                                         129,396          145,577
                                        ---------------  ---------------
Total Other Income                      $       582,531  $       693,778
                                        ---------------  ---------------
General And Administrative Expenses:
  Salaries And Employee Benefits              1,027,533        1,001,818
  Occupancy                                     133,876          128,068
  Advertising                                    50,301           62,423
  Depreciation And Maintenance Of
   Equipment                                    230,560          210,290
  FDIC Insurance Premiums                        23,406           19,133
  Amortization Of Intangibles                   116,310          116,310
  Other                                         402,824          377,320
                                        ---------------  ---------------
Total General And Administrative
 Expenses                               $     1,984,810  $     1,915,362
                                        ---------------  ---------------
  Income Before Income Taxes                    778,503          727,221
  Provision For Income Taxes                    280,499          247,816
                                        ---------------  ---------------
Net Income                              $       498,004  $       479,405
                                        ===============  ===============
Basic Net Income Per Common Share       $          0.59  $          0.57
                                        ===============  ===============
Diluted Net Income Per Common Share     $          0.59  $          0.57
                                        ===============  ===============
Cash Dividend Per Share On Common Stock $          0.04  $          0.04
                                        ===============  ===============
Basic Weighted Average Shares
 Outstanding                                    837,120          842,120
Diluted Weighted Average Shares         ===============  ===============
 Outstanding                                    845,917          847,268
                                        ===============  ===============

See accompanying notes to consolidated financial statements.

               Security Federal Corporation and Subsidiaries

                Consolidated Statements of Income (Unaudited)

                                         Nine Months Ended December 31,
                                        --------------------------------
                                              1999             1998
                                        ---------------  ---------------
Interest Income:
   Loans                                $    10,236,015  $     9,500,091
   Mortgage-Backed Securities                 1,514,499          459,768
   Investment Securities                      2,576,080        2,766,655
   Other                                         51,560          107,825
                                        ---------------  ---------------
Total Interest Income                   $    14,378,154  $    12,834,339
                                        ---------------  ---------------
Interest Expense:
  NOW And Money Market Accounts               2,129,046        1,511,292
  Passbook Accounts                             239,429          219,515
  Certificate Accounts                        3,968,501        3,889,835
  Advances And Other Borrowed Money           1,171,592          787,485
                                        ---------------  ---------------
Total Interest Expense                  $     7,508,568  $     6,408,127
                                        ---------------  ---------------
Net Interest Income                           6,869,586        6,426,212
  Provision For Loan Losses                     475,000          450,000
  Net Interest Income After Provision   ---------------  ---------------
   For Loan Losses                      $     6,394,586  $     5,976,212
                                        ---------------  ---------------
Other Income:
  Net Gain On Sale Of Investments                 3,022                0
  Gain On Sale Of Loans                         256,238          515,144
  Loan Servicing Fees                           215,506          242,363
  Service Fees On Deposit Accounts              809,938          640,022
  Income From Real Estate Operations            110,762           85,589
  Other                                         393,285          430,536
                                        ---------------  ---------------
Total Other Income                      $     1,788,751  $     1,913,654
                                        ---------------  ---------------
General And Administrative Expenses:
  Salaries And Employee Benefits              3,130,931        2,995,134
  Occupancy                                     390,974          373,164
  Advertising                                   118,407          302,400
  Depreciation And Maintenance Of
   Equipment                                    673,359          605,636
  FDIC Insurance Premiums                        67,019           58,674
  Amortization Of Intangibles                   348,930          348,930
  Other                                       1,174,254        1,214,286
                                        ---------------  ---------------
Total General And Administrative
 Expenses                               $     5,903,874  $     5,898,224
                                        ---------------  ---------------
  Income Before Income Taxes                  2,279,463        1,991,642
  Provision For Income Taxes                    797,097          681,550
                                        ---------------  ---------------
Net Income                              $     1,482,366  $     1,310,092
                                        ===============  ===============
Basic Net Income Per Common Share       $          1.77  $          1.56
                                        ===============  ===============
Diluted Net Income Per Common Share     $          1.76  $          1.55
                                        ===============  ===============
Cash Dividend Per Share On Common Stock $          0.12  $          0.10
                                        ===============  ===============
Basic Weighted Average Shares
 Outstanding                                    838,775          842,120
                                        ===============  ===============
Diluted Weighted Average Shares
 Outstanding                                    842,883          847,268
                                        ===============  ===============

See accompanying notes to consolidated financial statements.

                  Security Federal Corporation and Subsidiaries

             Consolidated Statements of Shareholders' Equity (Unaudited)

                                                                Accumu-
                                                                lated
                                                                Other
                                                 Indirect       Compre-
                                    Additional   Guarantee      hensive
                          Common     Paid-In         of         Income         Retained
                          Stock      Capital     ESOP Debt      (Loss)         Earnings         Total
                         --------   ----------   ----------    ----------    ------------   ------------
Beginning Balance At
March 31, 1998           $  4,211   $3,997,943   $        0        75,713    $ 13,998,174   $ 18,076,041
Net Income                      0            0            0             0       1,310,092      1,310,092
Other Comprehensive
 Income, Net Of Tax:
 Unrealized Holding
  Losses On Securities
  Available For Sale            0            0            0        59,660               0         59,660
                                                                                            ------------
 Comprehensive Income                                                                          1,369,752
Effect of Stock Split       4,210       (4,210)
Cash Dividends                  0            0            0             0         (84,212)       (84,212)
                         --------   ----------   ----------    ----------    ------------   ------------
Balance At
December 31, 1998        $  8,421   $3,993,733   $        0    $  135,373    $ 15,224,054   $ 19,361,581
                         ========   ==========   ==========    ==========    ============   ============
Beginning Balance At
March 31, 1999           $  8,421   $3,993,733   $        0      (127,738)   $ 15,686,026   $ 19,560,442
Net Income                      0            0            0             0       1,482,366      1,482,366
Other Comprehensive
Income, Net Of Tax:
 Unrealized Holding
  Losses On Securities
  Available For Sale            0            0            0    (1,298,781)              0     (1,298,781)
                                                                                            ------------
 Comprehensive Income                                                                            183,585
Increase in Indirect
Guarantee of ESOP Debt                             (186,803)                                    (186,803)
Cash Dividends                  0            0            0             0        (101,054)      (101,054)
                         --------   ----------   ----------    ----------    ------------   ------------
Balance at
December 31, 1999       $   8,421   $3,993,733   $ (186,803)   (1,426,519)   $ 17,067,338   $ 19,456,170
                         ========   ==========   ==========    ==========    ============   ============

See accompanying notes to consolidated financial statements.

                                                              4

                Security Federal Corporation and Subsidiaries

              Consolidated Statements of Cash Flows (Unaudited)

                                         Nine Months Ended December 31,
                                        -------------------------------
                                              1999             1998
                                        ---------------  ---------------
Cash Flows From Operating Activities:
   Net Income                           $     1,482,366  $     1,310,092
Adjustments To Reconcile Net Income
To Net Cash Provided By Operating
Activities:
 Depreciation Expense                   $       583,431  $       487,950
 Amortization Of Intangibles                    348,930          348,930
 Discount Accretion And Premium
  Amortization                                  132,338            7,918
 Provisions For Losses On Loans And
  Real Estate                                   475,000          450,000
 Gain On Sale Of Securities Available
  For Sale                                       (3,022)               0
 Gain On Sale Of Loans                         (256,238)        (515,144)
 Gain On Sale Of Real Estate                   (110,762)        (174,740)
 Amortization Of Deferred Fees On Loans         (38,016)        (161,746)
 Proceeds From Sale Of Loans Held For Sale   13,643,214       19,874,230
 Origination Of Loans For Sale              (12,877,313)     (20,420,854)
 (Increase) Decrease In Accrued Interest
  Receivable:
   Loans                                       (126,061)           6,114
   Mortgage-Backed Securities                   (51,139)         (43,406)
   Investments                                  162,610           20,705
 Increase In Advance Payments By Borrowers      (39,467)         (70,387)
 Loss On Disposition Of Premises And
  Equipment                                       6,538                0
 Other, Net                                    (162,130)         994,013
                                        ---------------  ---------------
Net Cash Provided By Operating
 Activities                             $     3,170,279  $     2,113,675
                                        ---------------  ---------------
Cash Flows From Investing Activities:
Principal Repayments On Mortgage-
 Backed Securities Held To Maturity             708,897  $       625,586
Principal Repayments On Mortgage-
 Backed Securities Available For Sale         5,468,357        1,326,457
Purchase Of Investment Securities
 Available For Sale                         (10,953,938)     (26,984,906)
Purchase Of Mortgage-Backed Securities
 Available For Sale                         (14,796,335)     (20,607,698)
Maturities Of Investment Securities
 Available For Sale                          11,828,978       25,592,610
Maturities Of Investment Securities
 Held To Maturity                                71,115        2,965,660
Proceeds From Sale of Securities
 Available For Sale                           1,502,422                0
Purchase Of FHLB Stock                       (2,593,500)               0
Redemption Of FHLB Stock                      1,412,800           94,100
Increase In Loans To Customers              (32,913,839)      (9,165,867)
Investment In Real Estate Held For
 Development                                   (482,703)        (353,179)
Proceeds From Sale Of Real Estate Held
 For Development                                736,618          432,550
Proceeds From Sale Of Real Estate
 Acquired Through Foreclosure                    31,000          568,305
Purchase And Improvement Of Premises
 And Equipment                                 (504,744)        (782,708)
Proceeds From Sale Of Premises And
 Equipment                                       10,175            7,000
                                        ---------------  ---------------
Net Cash Used By Investing Activities   $   (40,474,697) $   (26,282,090)
                                        ---------------  ---------------
Cash Flows From Financing Activities:
 Increase In Deposit Accounts           $     7,298,007  $    18,994,333
 Proceeds From FHLB Advances                122,825,000       66,000,000
 Repayment Of FHLB Advances                 (90,111,000)     (59,061,000)
 Proceeds Of Other Borrowings                   577,347          662,568
 Repayment Of Other Borrowings                  (34,765)         (59,585)
 Dividends To Shareholders                     (101,054)         (84,212)
                                        ---------------  ---------------
Net Cash Provided By Financing
 Activities                             $    40,453,535  $    26,452,104
                                        ---------------  ---------------
                                                             (Continued)

                Security Federal Corporation and Subsidiaries

              Consolidated Statements of Cash Flows (Unaudited)

                                         Nine Months Ended December 31,
                                        -------------------------------
                                              1999             1998
                                        ---------------  ---------------
Net Increase (Decrease) In Cash And
 Cash Equivalents                       $     3,149,117  $     2,283,689
Cash And Cash Equivalents At
 Beginning Of Period                          6,951,347        4,658,681
Cash And Cash Equivalents At End Of     ---------------  ---------------
 Period                                 $    10,100,464  $     6,942,370
                                        ===============  ===============
Supplemental Disclosure Of Cash Flows
 Information:
Cash Paid During The Period For
 Interest                               $     7,432,649  $     6,202,349
Cash Paid During The Period For
 Income Taxes                           $       951,350  $       557,806
Additions To Real Estate Acquired
 Through Foreclosure                    $        21,000  $       672,104
Increase (Decrease) In Unrealized
 Net Loss On Securities Available
 For Sale, Net Of Taxes                 $     1,298,781  $       (59,660)


See accompanying notes to consolidated financial statements.

            Security Federal Corporation and Subsidiaries

        Notes to Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions from Form 10-QSB and generally accepted accounting principles; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of Management, reflect all adjustments, all of which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial statements. The results of operations for the three and nine-month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year. This Form 10-QSB contains certain forward-looking statements with respect to the financial condition, results of operations, and business. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, changes in interest rates, changes in the regulatory environment, changes in general economic conditions and inflation, changes in the securities market. Management cautions readers of Form 10-QSB not to place undue reliance on forward-looking statements contained herein.

2.  Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Security Federal Corporation (the "Company") and its wholly owned subsidiary, Security Federal Bank (the "Bank"), and the Bank's wholly owned subsidiary, Security Financial Services Corporation ("SFSC"). SFSC engages primarily in investment brokerage services. Also included in the consolidation is a real estate partnership.

3.  Loans Receivable, Net

Loans Receivable, Net, at December 31, 1999 and March 31, 1999 consisted of the following: Loans held for sale were $1,094,637 and $1,604,300 at December 31, 1999 and March 31, 1999 respectively.


Loans Held For Investment:              December 31, 1999    March 31, 1999
                                        -----------------   ----------------
 Residential Real Estate                $      93,237,326   $     65,489,233
 Consumer                                      41,325,793         41,631,602
                                        -----------------   ----------------
 Commercial Business & Real Estate             60,106,361         52,325,690
                                        -----------------   ----------------
                                        $     194,669,480   $    159,446,525
                                        -----------------   ----------------
Less:
 Allowance For Possible Loan Loss               1,993,132          1,715,068
 Loans In Process                               9,563,647          7,150,607
 Deferred Loan Fees                               275,545            199,549
                                        -----------------   ----------------
                                        $      11,832,324   $      9,065,224
                                        -----------------   ----------------
                                        $     182,837,156   $    150,381,301
                                        =================   ================


The following is a reconciliation of the allowance for loan losses for the nine months ending:

                                        December 31, 1999   December 31, 1998
                                        -----------------   -----------------
Beginning Balance                       $       1,715,068   $       1,512,038
Provision                                         475,000             450,000
Charge-offs                                      (228,306)           (291,537)
Recoveries                                         31,370              25,773
                                        -----------------   -----------------
Ending Balance                          $       1,993,132   $       1,696,274
                                        =================   =================

               Security Federal Corporation and Subsidiaries

4.  Securities

Investment and Mortgage-Backed Securities, Held to Maturity The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

                                          Gross         Gross
December 31, 1999            Amortized   Unrealized   Unrealized
------------------             Cost        Gains        Losses     Fair Value
                            ----------   ----------   ----------   ----------
U.S. Government and
 Agency Obligations         $  265,707   $    3,499   $        0   $  269,206
Mortgage-Backed Securities   2,485,585        4,167       64,612    2,425,140
                            ----------   ----------   ----------   ----------
Total                       $2,751,292   $    7,666   $   64,612   $2,694,346
                            ==========   ==========   ==========   ==========
March 31, 1999
--------------
U.S. Government and
 Agency Obligations         $  336,822   $      542   $        0   $  337,364
Mortgage-Backed Securities   3,196,041       46,652          557    3,242,136
                            ----------   ----------   ----------   ----------
Total                       $3,532,863   $   47,194   $      557   $3,579,500
                            ==========   ==========   ==========   ==========

Investment And Mortgage-Backed Securities, Available For Sale
-------------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:


                                          Gross         Gross
December 31, 1999            Amortized   Unrealized   Unrealized
------------------             Cost        Gains        Losses    Fair Value
                           -----------   ----------   ----------  -----------
U.S. Government and
 Agency Obligations        $54,883,039   $    4,849   $1,479,193  $53,408,695
Mortgage-Backed
 Securities                 34,179,873       10,659      835,668   33,354,864
                           -----------   ----------   ----------  -----------
Total                      $89,062,912   $   15,508   $2,314,861  $86,763,559
                           ===========   ==========   ==========  ===========
March 31, 1999
--------------
U.S. Government and
 Agency Obligations        $57,459,009   $  165,373   $  264,488  $57,359,894
Mortgage-Backed
 Securities                 24,781,144       23,850      129,116   24,675,878
                           -----------   ----------   ----------  -----------
Total                      $82,240,153   $  189,223   $  393,604  $82,035,772
                           ===========   ==========   ==========  ===========

              Security Federal Corporation and Subsidiaries

5.  Deposits

A summary of deposit accounts by type with weighted average rates is as follows:

                                   December 31, 1999       March 31, 1999
                                  --------------------   --------------------
Demand Accounts:                     Balance     Rate       Balance     Rate
                                  --------------------   --------------------
  Checking                        $ 53,964,898   0.82%   $ 53,435,702   0.84%
  Money Market                      51,936,987   4.59%     49,369,915   4.70%
  Regular Savings                   12,417,801   2.50%     11,847,962   2.47%
                                  ------------           ------------
Total Demand Accounts             $118,319,686   2.65%   $114,653,579   2.67%
                                  ============           ============
Certificate Accounts:
 0 - 4.99%                        $ 28,476,543           $ 31,100,943
 5.00 - 6.99%                       76,894,023             70,640,349
 7.00 - 8.99%                          140,438                137,812
                                  ------------           ------------
Total Certificate Accounts        $105,511,004   5.20%   $101,879,104   5.18%
                                  ============           ============
Total Deposit Accounts            $223,830,690   3.85%   $216,532,683   3.85%
                                  ============           ============

6.  Federal Home Loan Bank Advances

FHLB Advances are summarized by year of maturity and weighted average interest rate in the table below:

                                   December 31, 1999       March 31, 1999
                                  --------------------   --------------------
                                     Balance     Rate       Balance     Rate
Fiscal Year Due:                  --------------------   --------------------
2000                              $    528,000   8.70%   $    528,000   8.70%
2001                                41,606,000   5.51%        856,000   8.75%
2002                                 5,000,000   5.71%              0      0%
2003                                         0      0       5,000,000   5.69%
Thereafter                             180,000   7.97%      8,216,000   5.42%
                                  ------------           ------------
Total Advances                    $ 47,314,000   5.58%   $ 14,600,000   5.82%
                                  ============           ============

7.  Regulatory Matters

The following table reconciles the Bank's Shareholders' equity to its various regulatory capital positions:

                                        December 31, 1999     March 31, 1999
                                        ------------------    --------------
                                               (Dollars in Thousands)
                                        ------------------------------------
Bank's Shareholders' Equity             $           19,048    $       18,879
Unrealized Loss On Available For
 Sale Of Securities, Net Of Tax                      1,427               128
Reduction For Goodwill And Other
 Intangibles                                        (1,232)           (1,581)
                                        ------------------     --------------
  Tangible Capital                                  19,243            17,426
Qualifying Core Deposits And
 Intangible Assets                                     585               664
                                        ------------------     --------------
  Core Capital                                      19,828            18,090
Supplementary Capital                                1,992             1,715
Assets Required To Be Deducted                         (53)                0
                                        ------------------    --------------
  Risk-Based Capital                    $           21,767    $       19,805
                                        ==================    ==============

The following table compares the Bank's capital levels relative to the applicable regulatory requirements at December 31, 1999:

                                        (Dollars in Thousands)
                      -------------------------------------------------------
                          Amt.      %     Actual   Actual    Excess    Excess
                       Required  Required   Amt.      %        Amt.       %
                      -------------------------------------------------------
Tangible Capital       $ 5,908     2.0%   $19,243    6.51%   $13,335    4.51%
Tier 1 Leverage
 (Core) Capital         11,839     4.0%    19,828    6.70%     7,989    2.70%
Total Risk-Based
 Capital                13,681     8.0%    21,767   12.73%     8,086    4.73%
Tier 1 Risk-Based
 (Core) Capital          6,840     4.0%    19,828   11.59%    12,988    7.59%

              Security Federal Corporation and Subsidiaries

7.  Regulatory Matters, Continued

The Company's regulatory capital amounts and ratios at December 31, 1999 are as follows:

                                                                  To Be
                                                             Well Capitalized
                                                For             Under Prompt
                                          Capital Adequacy   Corrective Action
                             Actual           Purposes          Provisions
                      -------------------------------------------------------
                        Amount    Ratio   Amount    Ratio    Amount    Ratio
                      -------------------------------------------------------
Tier I Risk-Based
 Core Capital          $19,828    11.6%   $ 6,840    4.0%    $10,260    6.0%
Risk-Based Capital
 (To Risk Weighted
 Assets)                21,767    12.7%    13,681    8.0%     17,101   10.0%
Core Capital (To
 Adjusted Tangible
 Assets)                19,828     6.7%    11,839    4.0%     14,799    5.0%
Tangible Capital
 (To Tangible Assets)   19,243     6.5%     5,908    2.0%     14,770    5.0%

                Security Federal Corporation and Subsidiaries

        Management's Discussion and Analysis of Results of Operations
                        and Financial Condition

Changes in Financial Condition

Total assets of the Company increased $40.8 million during the nine months ended December 31, 1999, due primarily to increases of $31.9 million or 21.0% in total net loans receivable, $3.9 million or 4.6% in total investment securities, and an increase of $3.1 million in cash and cash equivalents.

The increase in cash and cash equivalents at December 31, 1999, was in accordance with the Company's Y2K plan to have a reserve of cash for customer demands during the century date rollover. Cash demands were actually modest and excess cash has subsequently been reduced.

Residential real estate loans, net of loans in process, increased $25.3 million or 43.4% during the period while other loans increased $7.5 million or 8.0%. Combined with higher coupon loans prepaying, this led to a decrease in the overall yield of the loan portfolio.

Real estate acquired in settlement of loans (REO) decreased $10,000 while real estate acquired for development decreased $143,000 during the nine-month period due to sales of lots in Willow Woods.

Deposits increased $7.3 million or 3.4% during the nine months ended December 31, 1999. Federal Home Loan Bank (FHLB) advances grew $32.7 million to fund the Company's 16.0% growth in assets.

The Board of Directors declared the 34th, 35th, and 36th consecutive quarterly dividend of $.04 per share per quarter in May, August, and November 1999, which totaled $101,000. The employee stock ownership plan of the Company borrowed $187,000 to purchase stock for the plan during the nine-month period. Unrealized losses on securities available for sale increased $1.3 million during the nine months ended December 31, 1999, due to the recent rise in U.S. Treasury and agency yields. Net income for the nine months was $1.5 million for the Company. These items combined to decrease shareholders' equity by $104,000 or 0.5% during the nine months ended December 31, 1999. Book value per share was $23.24 at December 31, 1999 compared to $23.23 at March 31, 1999.

At its October 1998 Board of Directors meeting, the Board declared a 2-for-1 stock split of the Company's common stock. The stock split was accomplished through a 100% stock dividend that was issued on or about December 15, 1998 to shareholders of record as of November 30, 1998.

Liquidity and Capital Resources

In accordance with Office of Thrift Supervision (OTS) regulations, the Company is required to maintain a liquidity ratio at specified levels that are subject to change. Currently, a minimum of 4.0% of the combined total of deposits and certain borrowings must be maintained in the form of cash or eligible investments. The Company's average liquidity during the nine months ended December 31, 1999 was approximately 36%. The Company's current liquidity level is deemed adequate to meet the requirements of normal operations, potential deposit outflows, and loan demand while still allowing for optimal investment of funds and return on assets. Although the Company's available for sale investment portfolio had an unrealized net loss at December 31, 1999, the Company plans to hold the majority of those investments until called or maturity.

Loan repayments and maturities of investments are a significant source of funds, whereas loan disbursements are a primary use of the Company's funds. During the nine months ended December 31, 1999, loan disbursements exceeded loan repayments resulting in a $31.9 million or 21.0% increase in total net loans receivable.

Deposits and other borrowings are also an important source of funds for the Company. During the nine months ended December 31, 1999, deposits increased $7.3 million while FHLB advances increased $32.7 million. At December 31, 1999, the Bank had $84.2 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a major portion of these certificates will be renewed.

Liquidity resources at December 31, 1999 are sufficient to meet outstanding mortgage loan commitments of $838,000 and unused lines of credit of $23.2 million. Management believes that the Company's liquidity needs will continue to be supported by the Company's deposit base and borrowing capacity during the next year.

                Security Federal Corporation and Subsidiaries

        Management's Discussion and Analysis of Results of Operations
                        and Financial Condition

Accounting and Reporting Changes

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 133, Accounting for Derivative Instrument and Hedging Activities. All derivatives are to be measured at fair value and recognized in the balance sheet as assets or liabilities. This statement's effective date is delayed by the issuance of SFAS 137 (Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of the FASB Statement No. 133) and is effective for fiscal years and quarters beginning after June 15, 2000. Because the Company has limited use of derivative transactions at this time, Management does not expect this standard to have a significant effect on the Company.

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

                Security Federal Corporation and Subsidiaries

        Management's Discussion and Analysis of Results of Operations
                        and Financial Condition

Year 2000 Considerations

The Company experienced no problems with the century date rollover to January 1, 2000. All computer and related systems were monitored and are operating normally for the year 2000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
------------------------------------------------------------------

Net Income

Net income was $498,000 for the three months ended December 31, 1999, representing an increase in earnings of $19,000 or 3.9% compared to the same period in 1998.

Net Interest Income

Net interest income increased $257,000 or 12.2% during the three months ended December 31, 1999 due to an increase in total interest income offset in part by an increase in interest expense.

Interest income on loans increased $457,000 or 14.3% during the quarter as a result of total net loans increasing as the average yield in the loan portfolio decreased. Investment, mortgage-backed, and other securities interest income increased $298,000 or 26.7% due to an increase in the average balance in the investment portfolio despite a 10 basis points decline in the average yield in the portfolio. Total interest income rose $755,000 or 17.5% compared to the same period in 1998.

Total interest expense increased $498,000 or 22.6% during the three months ended December 31, 1999 compared to the same period one-year earlier.
Interest expense on deposits increased $198,000 or 10.1% during the period as deposits grew significantly compared to the average balance in 1998. Interest expense on advances and other borrowings increased $300,000 as the average amount of debt outstanding increased during the 1999 period compared to 1998 although the average cost of the borrowings decreased in the 1999 period.

Provision for Loan Losses

The Company's provision for loan losses increased $25,000 to $175,000 during the three months ended December 31, 1999 compared to the same quarter in 1998. The amount of the provision is determined by Management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $1.3 million at December 31, 1999 compared to $1.2 million at March 31, 1999. The ratio of allowance for loan losses to the Company's total loans was 1.07% at December 31, 1999 compared to 1.12% at March 31, 1999.

                Security Federal Corporation and Subsidiaries

        Management's Discussion and Analysis of Results of Operations
                        and Financial Condition

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999, Continued
-----------------------------------------------------------------------------

Other Income

Total other income decreased $111,000 or 16.0% during the three months ended December 31, 1999 compared to the same period one-year earlier. Gain on sale of loans decreased $156,000 during the period due to more mortgage customers opting for adjustable rate loans as fixed mortgage loan rates increased. Loan servicing fees decreased $10,000 as the portfolio of loans serviced for others decreased. Service fees on deposit accounts grew $78,000 as the number of commercial and personal demand deposit accounts increased. Income from real estate operations stemming from the Willow Woods partnership decreased $7,000 during the period. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions through SFSC, and other miscellaneous fees decreased $16,000 during the three months ended December 31, 1999.

General and Administrative Expenses

General and administrative expenses increased $69,000 or 3.6% during the three months ended December 31, 1999 compared to the same period in 1998.

Salaries and employee benefits expense grew $26,000 or 2.6% due to normal annual salary increases. Occupancy expense increased $6,000 or 4.5% during the period. Advertising expense decreased $12,000 while the depreciation and maintenance of equipment expense increased $20,000 during the quarterly period. FDIC insurance premiums rose $4,000 as deposit account balances increased. Amortization of intangible expense was $116,000 during the three months ended December 31 in fiscal 1999 and 1998. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, increased $26,000 or 6.8% for the three months ended December 31, 1999 compared to the three months ended December 31, 1998.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 1999
-----------------------------------------------------------------

Net Income

Net income was $1.5 million for the nine months ended December 31, 1999, representing an increase in earnings of $172,000 or 13.2% compared to the same period in 1998.

Net Interest Income

Net interest income increased $443,000 or 6.9% during the nine months ended December 31, 1999 due to an increase in total interest income offset in part by an increase in interest expense.

Interest income on loans increased $736,000 or 7.8% during the nine months in 1999 as a result of total net loans increasing although the average yield in the loan portfolio decreased. Investment, mortgage-backed, and other securities interest income increased $808,000 or 24.2% due to an increase in the average balance in the investment portfolio despite a 17 basis points decline in the average yield in the portfolio. Total interest income rose $1.5 million or 12.0% during the nine months compared to the same period in 1998.

Total interest expense increased $1.1 million or 17.2% during the nine months ended December 31, 1999 compared to the same period one-year earlier. Interest expense on deposits increased $716,000 or 12.7% during the period as deposits grew significantly compared to the average balance in 1998 despite a decline in the cost of deposits during the 1999 nine-month period. Interest expense on advances and other borrowings increased $384,000 as the average amount of debt outstanding increased during the 1999 period compared to 1998.

                Security Federal Corporation and Subsidiaries

        Management's Discussion and Analysis of Results of Operations
                        and Financial Condition

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 1999, Continued
----------------------------------------------------------------------------

Provision for Loan Losses

The Company's provision for loan losses increased $25,000 to $475,000 during the nine months ended December 31, 1999 compared to the same period one year earlier. The amount of the provision is determined by Management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $1.3 million at December 31, 1999 compared to $1.2 million at March 31, 1999. The ratio of allowance for loan losses to the Company's total loans was 1.07% at December 31, 1999 compared to 1.12% at March 31, 1999. Net charge-offs were $197,000 during the nine months ended December 31, 1999 compared to $266,000 during the same period in 1998.

Other Income

Total other income decreased $125,000 or 6.5% during the nine months ended December 31, 1999 compared to the same period one-year earlier. Gain on sale of loans decreased $259,000 as more mortgage loan customers chose an adjustable rate loan as opposed to a fixed rate loan which are generally sold, due to the rise in mortgage rates. Loan-servicing fees decreased $27,000 as the portfolio of loans serviced for others decreased. Service fees on deposit accounts grew $170,000 as the number of commercial and personal demand deposit accounts increased. Income from real estate operations originating from the Willow Woods partnership increased $25,000 during the period. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions through SFSC, and other miscellaneous fees decreased $37,000 during the nine months ended December 31, 1999.

General and Administrative Expenses

General and administrative expenses increased $6,000 or 0.1% during the nine months ended December 31, 1999 compared to the same period in 1998.

Salaries and employee benefits expense increased $136,000 or 4.5% due to an increase in staff in customer service positions to handle increased business and due to normal annual salary increases. Occupancy expense grew by $18,000 or 4.8% during the period. Advertising expense decreased $184,000 while the depreciation and maintenance of equipment expense increased $68,000 during the nine-month period. FDIC insurance premiums rose $8,000 as total deposits increased. Amortization of intangible expense was $349,000 during the nine months ended December 31 in fiscal 1999 and 1998. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, decreased $40,000 or 3.3% for the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998.

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

         3.3  Bylaws**

         10   Executive Compensation Plans And Arrangements:

              Salary Continuation Agreements***

              Amendment One To Salary Continuation Agreements****

              Stock Option Plan***

              Incentive Compensation Plan***

         27   Financial Data Schedule

* Filed as an exhibit to the Company's June 23, 1998 proxy statement and incorporated herein by reference.
** Filed as an exhibit to the Company's Form 8-K dated August 31, 1998 and incorporated herein by reference.
*** Filed on June 28, 1993, as an exhibit to the Company's Annual Report on Form 10-KSB pursuant to Section 12(g) of the Securities Exchange Act of 1934. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
**** Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1993 pursuant to Section 12(g) of the Securities Exchange Act of 1934. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

               Security Federal Corporation and Subsidiaries

                                Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.


                                      SECURITY FEDERAL CORPORATION


Date:  February 10, 2000         By:  /s/ Roy O. Lindburg
                                      -----------------------------------
                                      Roy G. Lindburg
                                      Treasurer/Chief Financial Officer
                                      Duly Authorized Representative