Form 10KSB40
period 2000-03-31
SECURITY FEDERAL CORPORATION
filed 2000-06-29
CIK 818677

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                        ---------------------------

                                FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended March 31, 2000 OR

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
     Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ X ]

     The registrant's revenues for the fiscal year ended March 31, 2000 were $22,101,360.

     As of June 19, 2000, there were issued and outstanding 836,225 shares of the registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of June 19, 2000, was $33.6 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

                    DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the Fiscal Year Ended March 31, 2000. (Parts I and II)
2. Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders. (Part III)

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

     At March 31, 2000, the Company had assets of approximately $304.8 million, deposits of approximately $228.8 million and shareholders' equity of approximately $19.8 million.

     The executive office of the Company is located at 1705 Whiskey Road South, Aiken, South Carolina 29803, telephone (803) 641-3000.

Security Federal Bank
---------------------

     General. Security Federal, a federally chartered stock savings bank, is headquartered in Aiken, South Carolina. Security Federal, which has ten branch offices in Aiken and Bamberg Counties, was originally chartered under the name Aiken Building and Loan Association on March 27, 1922. The association received its federal charter and changed its name to Security Federal Savings and Loan Association of Aiken on March 7, 1962, and later changed its name to Security Federal Savings Bank of South Carolina, on November 11, 1986. Effective April 8, 1996, the Bank changed its name to Security Federal Bank. The Bank converted from the mutual to the stock form of organization on October 30, 1987. Security Federal increased its branch network to nine in October 1993 with the completion of its acquisition of four former NationsBank of South Carolina, N.A. branches located in Aiken County. In February 1996, Security Federal opened a new branch office in the Aiken Walmart Superstore, which became the Bank's tenth location. The Bank intends on opening a branch in West Columbia in 2001, which will provide the Bank with the opportunity to expand its market area.

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

Selected Consolidated Financial Information
-------------------------------------------

     This information is incorporated by reference to page 3 of the 2000 Annual Report to Stockholders ("Annual Report").

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

     Adjustable rate mortgage loans ("ARMs") constituted approximately 42.3% of the Bank's total outstanding loan portfolio at March 31, 2000.

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

                                                            At March 31,
                         -----------------------------------------------------------------------------------
                              2000             1999             1998             1997            1996
                         ---------------  ---------------  ---------------  ---------------  ---------------
                         Amount  Percent  Amount  Percent  Amount  Percent  Amount  Percent  Amount  Percent
                         ------  -------  ------  -------  ------  -------  ------  -------  ------  -------
                                                          (Dollars in Thousands)
TYPE OF LOAN:
------------
Fixed Rate Loans
----------------
Residential real
 estate (1)..........  $ 13,408    6.6%  $  7,586   4.7%  $ 9,981    7.0%  $ 14,835   9.9%  $ 11,846   7.6%
Commercial business
 and commercial real
 estate..............    39,756   19.6     27,812  17.3    21,863   15.3     22,886  15.2     18,084  11.8
Consumer.............    28,984   14.2     28,492  17.7    29,257   20.5     24,180  16.1     22,635  14.6
                       --------  -----   -------- -----  --------  -----   -------- -----   -------- -----
   Total fixed rate
     loans...........    82,148   40.4     63,890  39.7    61,101   42.8     61,901  41.2     52,565  34.0
                       --------  -----   -------- -----  --------  -----   -------- -----   -------- -----

Adjustable rate loans
---------------------
Residential real
 estate (1)..........    86,040   42.3     59,507  36.9    37,701   26.4     35,910  23.9     48,718  31.5
Commercial business
 and commercial real
 estate..............    22,306   11.0     24,514  15.3    26,593   18.7     29,690  19.8     31,310  20.2
Consumer.............    12,735    6.3     13,140   8.1    17,242   12.1     22,714  15.1     22,175  14.3
                       --------  -----   -------- -----  --------  -----   -------- -----   -------- -----
   Total adjustable
     rate loans .....   121,081   59.6     97,161  60.3    81,536   57.2     88,314  58.8    102,203  66.0
                       --------  -----   -------- -----  --------  -----   -------- -----   -------- -----
   Total loans.......   203,229  100.0%   161,051 100.0%  142,637  100.0%   150,215 100.0%   154,768 100.0%
                                 =====            =====            =====            =====            =====
Less
----
Loans in process.....     7,832             7,151           3,176             1,375              474
Deferred fees and
 discounts...........       275               199             225               303              395
Allowance for loan
 losses..............     2,121             1,715           1,512             1,768            1,759
                       --------          --------        --------          --------         --------
  Total loans
   receivable........  $193,001          $151,986        $137,724          $146,769         $152,140
                       ========          ========        ========          ========         ========

(1)  Includes $2.2 million, $1.6 million, $1.8 million, $1.6 million and  $2.5 million in multi-family dwellings for fiscal years ended March 31, 2000, 1999, 1998, 1997  and 1996, respectively.  Includes residential construction loans.


                                                                   At March 31,
                         -----------------------------------------------------------------------------------
                              2000             1999             1998             1997            1996
                         ---------------  ---------------  ---------------  ---------------  ---------------
                         Amount  Percent  Amount  Percent  Amount  Percent  Amount  Percent  Amount  Percent
                         ------  -------  ------  -------  ------  -------  ------  -------  ------  -------
                                                          (Dollars in Thousands)
TYPE OF SECURITY:
Real Estate Loans:
 Residential real
   estate (1)........  $ 82,754   40.7%  $ 52,860  32.8%  $ 44,232  31.0%  $ 46,782  31.1%  $ 59,613  38.5%
 Construction .......    16,694    8.2     14,233   8.8      3,450   2.4      3,963   2.6      1,604   1.0
                       --------  -----   -------- -----   -------- -----   -------- -----   -------- -----
   Total real estate
    loans ...........    99,448   48.9     67,093  41.6     47,682  33.4     50,745  33.8     61,217  39.5
                       --------  -----   -------- -----   -------- -----   -------- -----   -------- -----
Commercial business
 and commercial
 real estate.........    62,062   30.6     52,326  32.5     48,456  34.0     52,576  35.0     48,741  31.5
Consumer loans:
 Deposit account.....     1,304    0.6      1,213   0.8      1,275   0.9      1,299   0.9      1,299   0.8
 Home equity.........    13,849    6.8     15,818   9.8     20,202  14.1     21,446  14.3     14,767   9.6
 Home improvement....    14,730    7.3     14,903   9.3     16,088  11.3     13,299   8.8     18,154  11.7
 Other...............    11,836    5.8      9,698   6.0      8,934   6.3     10,850   7.2     10,590   6.8
                       --------  -----   -------- -----   -------- -----   -------- -----   -------- -----
   Total consumer
    loans............    41,719   20.5     41,632  25.9     46,499  32.6     46,894  31.2     44,810  28.9
                       --------  -----   -------- -----   -------- -----   -------- -----   -------- -----
     Total loans.....   203,229  100.0%   161,051 100.0%   142,637 100.0%   150,215 100.0%   154,768 100.0%
                                 =====            =====            =====            =====            =====
Less:
Loans in process .....    7,832             7,151            3,176            1,375              474
Deferred fees and
 discounts............      275               199              225              303              395
Allowance for loan
 losses...............    2,121             1,715            1,512            1,768            1,759
                       --------          --------         --------         --------         --------
  Total loans
    receivable........ $193,001          $151,986         $137,724         $146,769         $152,140
                       ========          ========         ========         ========         ========

(1)  Includes $2.2 million, $1.6 million, $1.8  million, $1.6 million and $2.5 million in multi-family dwellings at March 31, 2000, 1999, 1998, 1997 and 1996, respectively.

     The following schedule illustrates the interest rate sensitivity of Security Federal's loan portfolio at March 31, 2000. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period when the contract is due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                            At March 31, 2000
                               ---------------------------------------------
                                                        Commercial
                                                        Business and
                               Residential              Commercial
                               Real Estate  Consumer(2) Real Estate    Total
                               -----------  ----------- ------------   -----
                                                  (In Thousands)

Six months or less(3)........    $ 6,239     $ 4,562      $ 4,485    $ 15,286
Over six months to one year..      3,407       3,021        3,969      10,397
Over one year to three years.      1,862       6,375       18,990      27,227
Three to five years..........      2,100       8,270       17,370      27,740
Over five to ten years.......      6,520      10,507       11,701      28,728
Over ten to twenty years.....     35,601       8,984        5,547      50,132
More than twenty years.......     35,886          --           --      35,886
                                 -------     -------      -------    --------
   Total(4)..................    $91,615     $41,719      $62,062    $195,396
                                 =======     =======      =======    ========
-----------
(1)  Includes multi-family dwellings.
(2)  Includes home improvement loans and equity line of credit loans.
(3) Includes demand loans, loans having no stated maturity and overdraft loans.
(4) Loan amounts are net of undisbursed funds for loans in process of $7.8 million.

     The total amount of loans due after March 31, 2001, which have predetermined or fixed interest rates is $51.4 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $118.4 million.

     Loan Originations, Purchases and Sales. The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                             Year Ended March 31,
                                  ------------------------------------------
                                  2000     1999      1998      1997     1996
                                  ----     ----      ----      ----     ----
                                               (In Thousands)
Originated(1):
Adjustable rate - residential
   real estate................ $ 44,382 $ 36,906  $ 12,080  $  8,046  $  3,684

Fixed rate - residential
   real estate ...............    6,193    6,020     3,444     5,636     5,332

Consumer......................   17,080   19,564    20,103    18,574    16,994
Commercial business and
  commercial real estate......   34,847   25,249    13,698    20,590    27,465
                               -------- --------  -------- ---------  --------
   Total consumer/commercial
     business real estate.....   51,927   44,813    33,801    39,164    44,459
                               -------- --------  -------- ---------  --------
         Total loans
          originated.......... $102,502 $ 87,739  $ 49,325 $  52,846  $ 53,475
                               ======== ========  ======== =========  ========

                       (table continued on following page)

                                             Year Ended March 31,
                                  ------------------------------------------
                                  2000     1999      1998      1997     1996
                                  ----     ----      ----      ----     ----
                                               (In Thousands)

Purchased.....................       --       --        --        --        --

Sold(1):
Fixed rate - residential
 real estate.................. $    631 $  5,644  $  3,396  $  5,810  $  5,496
Adjustable rate - residential
 real estate..................       --       --        --        --        --
Principal repayments(2).......   59,693   63,680    53,507    51,589    47,028
(Increase) decrease in
 other items, net.............   (1,163)  (4,153)   (1,467)     (818)    2,212
Net increase (decrease).......  $41,015  $14,262  $ (9,045) $ (5,371) $  3,163

----------
(1) Does not include loans in the amount of $16.0 million, $28.1 million, $7.9 million, $6.4 million and $6.9 million that were originated with prior commitments to be purchased by institutional investors and sold during the fiscal years ended March 31, 2000, 1999, 1998, 1997 and 1996, respectively.
(2) Includes securizations of fixed rate residential loans in the amount of $2.8 million for the fiscal year ended 1997.

     In addition to interest earned on loans, the Bank receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for the creation of the loan.

     The Bank's loan origination fees generally range from 1% to 2% on conventional residential mortgages, commercial real estate loans and commercial business loans. The total fee income (including amounts amortized to income as yield adjustments) for the fiscal year ended March 31, 2000 was $195,255.

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

                                         At or for the Year Ended March 31,
                                         ----------------------------------
                                          2000          1999         1998
                                          ----          ----         ----
                                               (Dollars In Thousands)

Net deferred loan origination fees
  earned during the period(1)..........   $65           $198         $112

Mortgage loan origination fees earned
  as a percentage of total loans
  originated during the period.........   0.1%           0.5%        0.7%

Net deferred loan origination fees
  in loan portfolio at end of period...  $275           $200        $225

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

     Secondary market sales have been made primarily to the FHLMC or FNMA and other savings and loan associations, banks, and other investors. The FHLMC and FNMA are quasi-governmental agencies that purchase residential mortgage loans from federally insured financial institutions and certain other lenders. All loans sold were sold without recourse to Security Federal. Security Federal ordinarily retains the servicing of the loans (i.e., collection of principal and interest payments) sold to the FHLMC or FNMA, for which it generally recognizes a fee of 1/4 to 1/2 of one percent per annum of the unpaid principal balance of each loan. At March 31, 2000, Security Federal serviced approximately $152.3 million in mortgage loans, including approximately $54.1 million which the Bank serviced for FHLMC or FNMA. Loans sold to other investors are generally sold with servicing released.

     Most of the Bank's fixed-rate mortgage loans are underwritten according to standards that would allow them to be sold into the secondary market. The Bank currently sells in the secondary market substantially all of its fixed-rate loans with terms to maturity of 15 years or greater. For the fiscal year ended March 31, 2000, $16.0 million in loans were originated with prior commitments to purchase such loans by other institutional investors at a fixed price. These loans were carried in the Bank's "loans held for sale" portfolio. In addition, during fiscal 2000, $631,000 in loans were originated and sold to FHLMC and FNMA. At March 31, 2000, fixed-rate, residential mortgage loans totaled $13.4 million, or 6.6% of the Bank's loan portfolio. The Bank's fixed-rate single-family residential loans normally have remained outstanding for significantly shorter periods because the borrowers have prepaid the loans in full upon sale of the security property, due to the due-on-sale clauses generally contained in the Bank's first mortgages, or upon the refinancing of the original loan.

     At March 31, 2000, the Bank held $1.3 million of loans for sale. All of such loans were originated for other financial institutions based upon prior commitments to purchase the loans at a set price. As a result, these loans present no market risk to Security Federal. These loans are normally delivered and paid for within 30 days after the date of closing.

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

     Upon receipt of a loan application and all required related information from a prospective borrower, the loan application is submitted for approval or rejection. The residential mortgage loan underwriter approves loans which meet FHLMC and FNMA underwriting requirements, not to exceed $252,700 per loan, and the government loan direct endorser approves Federal Housing Administration ("FHA") loans not to exceed $121,296 and Veterans'

Administration ("VA") loans not to exceed $203,000. However, the Bank does submit some FHA and VA loans to the Department of Housing and Urban Development for approval. The Chairman, Chief Executive Officer, Senior Mortgage Officer or Senior Consumer/Commercial Loan Officer approve loans of $200,000 or less, except as set forth above. Loans in excess of $200,000 require approval of any two of the above and any loan in an amount in excess of $350,000 must be approved by the Bank's Executive Committee, which operates as the Bank's Loan Committee. The loan approval limits shown are the aggregate of all loans to any one borrower or entity.

     The general policy of Security Federal is to issue loan commitments to qualified borrowers for a specified time period. These commitments are generally for a period of 45 days or less. With management approval, commitments may be extended for a longer period. The total outstanding amount of mortgage loan commitments issued by Security Federal as of March 31, 2000, was approximately $1.4 million (excluding undisbursed portions of construction loans in process). Security Federal also had outstanding commitments available on retail lines of credit (including home equity and other consumer loans) totaling $19.4 million as of March 31, 2000. See Note 13 of Notes to Consolidated Financial Statements contained in the Annual Report.

     Permanent Residential Mortgage Lending. Residential real estate mortgage loans constituted approximately 48.9% of the Bank's total outstanding loan portfolio at March 31, 2000.

     Security Federal offers a variety of ARMs which offer adjustable rates of interest, payments, loan balances or terms to maturity which vary according to specified indices. The Bank's ARMs generally have a loan term of 15 to 30 years with rate adjustments every one to three years during the term of the loan. Most of the Bank's ARMs contain a 100 or 200 basis point limit as to the maximum amount of change in the interest rate at any adjustment period and a 500 or 600 basis point limit over the life of the loan. The Bank generally originates ARMs to hold in its portfolio. Such loans are generally made consistent with FHLMC and FNMA guidelines. At March 31, 2000, residential ARMs totaled $86.0 million, or 42.3% of the Bank's loan portfolio. For the year ended March 31, 2000, the Bank originated $50.6 million in residential real estate loans, 87.8% of which had adjustable rates of interest.

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

     The Bank also provides construction financing for single family dwellings both to owner-occupants and to builders for resale. Construction loans are generally made for periods of six months to one year. Typically, interest rates on interim construction loans are made on a fixed-rate basis. At March 31, 2000, residential construction loans on one- to four-family dwellings totaled $16.7 million, or 8.2% of the Bank's loan portfolio. In addition to the factors mentioned above concerning the creditworthiness of the borrower, on loans of this type the Bank seeks to evaluate the financial condition and prior performance of the builder.

     Commercial Business and Commercial Real Estate Loans.   The commercial
business and commercial real estate loans originated by the Bank are primarily secured by business properties, churches, income property developments, undeveloped land, business equipment, furniture and fixtures, inventory, and receivables. At March 31, 2000, the Bank had approximately $62.1 million or 30.6% of the Bank's total loan portfolio, in commercial business and commercial real estate loans. Approximately $51.7 million or 83.3% of commercial business and commercial real estate loans were secured primarily by real estate at March 31, 2000. Loans secured by commercial real estate are typically written for terms of 10 to 20 years. Commercial loans not secured by real estate are typically based on terms of three to 60 months. Fixed rate loans typically balloon at the end of three to seven years. Adjustable rate loans are usually tied to the prime interest rate as quoted in the Wall Street Journal and adjust monthly or annually.

     Commercial business and commercial real estate lending entails significant additional credit risk when compared to residential lending. Commercial loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience of such loans is typically dependent upon the successful operation of the business or real estate project. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and for condominiums and apartments and to adverse conditions in the local economy. Although commercial loans generally involve more risk than residential loans, they also typically earn more yield and are more sensitive to changes in interest rates.

     The underwriting standards employed by the Bank for commercial business and commercial real estate lending include a determination of the borrower's current financial condition, ability to pay, past earnings and payment history. In addition, the current financial condition and payment history of all principals are reviewed. Normally, the Bank requires the principal or owners of a business to guarantee all loans made to their business by the Bank. Although the creditworthiness of the business and its principals is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

     Properties securing commercial loans originated by the Bank are appraised at the time of the loan by appraisers designated by the Bank. Although the Bank is permitted to invest in loans up to 100% of the appraised value of a property on a commercial loan, the Bank currently seeks to invest in loans with a loan to value ratio of 75% to 80%.

      At March 31, 2000, the Bank did not have any commercial business or commercial real estate loans to one borrower in excess of $2.8 million. Federal law restricts the Bank's permissible lending limits to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus. The Bank has only infrequently made loans to one borrower equal to the amount federal law allows or approximately $3.4 million as calculated at March 31, 2000.

     Consumer Loans. The Bank originates consumer loans for any personal, family or household purpose, including but not limited to the financing of home improvements, automobiles, boats, mobile homes, recreational vehicles and education. In addition, the Bank has expanded its home equity lending program. Home equity loans are secured by mortgage lines on the borrower's principal or second residence. At March 31, 2000, the Bank had $10.0 million of home equity lines of credit outstanding and $18.0 million of additional commitments of such lines of credit. The Bank also makes secured and unsecured lines of credit available. Although consumer loans involve a higher level of risk than one- to four-family residential mortgage loans, they generally carry higher yields and have shorter terms to maturity than one- to four-family residential mortgage loans. The Bank has increased its origination of consumer loans during the past several years and at March 31, 2000, the Bank had total consumer loans of $41.7 million, or 20.5% of the Bank's loan portfolio.

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

     The Bank also has a credit card program. As of March 31, 2000, 928 Visa credit cards had been issued by the Bank with total approved credit lines of $2.0 million, of which $503,000 was outstanding.

Loan Delinquencies and Defaults
-------------------------------

     General. The Bank's collection procedures provide that when a real estate loan is approximately 20 days past due, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and establish a program to bring the loan current. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates foreclosures proceedings after the customer has been notified by certified mail. At March 31, 2000, the Bank had property acquired as the result of foreclosures, in-substance foreclosure or by deed in lieu of foreclosure and classified as "real estate owned" valued at $332,000.

     Delinquent Loans. The following table sets forth information concerning delinquent mortgage and other loans at March 31, 2000. The amounts presented represent the total remaining principal balances of the related loans (before specific reserves for losses), rather than the actual payment amounts which are overdue.



                                         Real Estate                        Non-Real Estate
                             ----------------------------------    ----------------------------------
                                                                                        Commercial
                              Residential         Commercial          Consumer           Business
                             ---------------    ---------------    ---------------    ---------------
                             Number   Amount    Number   Amount    Number   Amount    Number   Amount
                             ------   ------    ------   ------    ------   ------    ------   ------
                                                           (Dollars in Thousands)
Loans delinquent for:
30 - 59 days..............      3     $  187   $   --    $   --      61     $  688      11     $  545
60 - 89 days..............      1        163       --        --       9         95       2         43
90 days and over..........      3        335       --        --       7        386       3        169
                             ----     ------   ------    ------    ----     ------    ----     ------
Total delinquent loans....      7     $  685   $   --    $   --      77     $1,169      16     $  757
                             ====     ======   ======    ======    ====     ======    ====     ======




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

     At March 31, 2000, approximately $1.6 million of the Bank's assets were classified "substandard". The Bank had no loans classified as "special
mention,"  "doubtful" or "loss" at March 31, 2000.   As of March 31, 2000,
there were loans totaling $784,000 which were troubled debt restructuring within the meaning of FASB No. 15 of which $155,000 was classified substandard. The Bank's classification of assets is consistent with OTS regulatory classifications.

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

     The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio.


                                                 March 31,
                                  ----------------------------------------
                                  2000    1999    1998      1997      1996
                                  ----    ----    ----      ----      ----
                                          (Dollars in Thousands)
Loans Delinquent 60 to 89 Days:
 Residential....................$  163   $  226  $   79    $   56    $  452
 Commercial real estate.........    --       --      --        --        --

 Consumer.......................    95       64     113       289       226
 Commercial business ...........    43       18     195       142       490
                                ------   ------  ------    ------    ------
   Total........................$  301   $  308  $  387    $  487    $1,168
                                ======   ======  ======    ======    ======
   Total as a percentage of
     total assets...............  0.10%    0.12%   0.18%     0.24%     0.54%

Non-Accruing Loans Delinquent
90 Days or More:
 Residential....................$  335   $  362  $  570    $  105    $  453
 Commercial real estate.........    --       --      --        --       542
 Consumer.......................   386      307     432       446       154
 Commercial business ...........   169      513   1,032       330       255
                                ------   ------  ------    ------    ------
   Total........................$  890   $1,182  $2,034    $  881    $1,404
                                ======   ======  ======    ======    ======
   Total as a percentage
     of total assets............  0.29%    0.46%   0.94%     0.44%     0.65%

Troubled debt restructurings....$  784   $  706  $  763(3) $  829(2) $  487(1)
Real estate owned...............$  332   $  154  $  165    $   52    $  719
Allowance for loan losses.......$2,121   $1,715  $1,512    $1,768    $1,759
________________
(1)  Included in non-accruing loan totals.
(2) $89,000 of troubled debt restructurings are included in non-accruing loans.
(3) $86,000 of troubled debt restructurings are included in non-accruing loans.
(4) $155,000 of troubled debt restructurings are included in non-accruing loans.

     For the fiscal year ended March 31, 2000, the interest income which would have been recognized with respect to non-accruing loans, had such loans been current in accordance with their original terms and with respect to troubled debt restructurings, had such loans been current in accordance with their original terms, totaled $52,000, compared to $11,000 for the year ended March 31, 1999.

     At March 31, 2000, non-accrual loans totaled $890,000 compared to $1.2
million and $2.0 million at March 31, 1999 and 1998, respectively.   Until
March 31, 1998, the Bank had classified all loans as non-accrual when they were 60 days or more delinquent. Beginning March 31, 1998, the Bank has classified all loans as non-accrual when they are 90 days or more delinquent as is more common industry practice. Included in non-accruing loans at March 31, 2000 were three one- to four-family real estate mortgage loans totaling $335,000 and three commercial loans totaling $169,000 and seven consumer loans totaling $386,000. Of the seven in consumer loans on non-accrual status at fiscal year end, no loan exceeded $160,000 at fiscal year end. Of the three in non-accruing commercial business loans at March 31, 2000, no loan exceeded $200,000.

     The Bank had three loans totaling $784,000 at fiscal year end which were troubled debt restructurings compared to five loans of $706,000 at March 31, 1999, of which one loan of $86,000 was also on non-accrual status. Of the three troubled debt restructurings at March 31, 2000, one consumer loan partially secured by a single family residence at $155,000 was also on a non-accrual status. The other loans consisted of two commercial business loans totaling $451,000 secured by commercial real estate, two rental properties and business assets. All three loans are considered well secured and no loss is anticipated at this time. All troubled debt restructurings are
also considered impaired.   At March 31, 2000, the Bank held $897,000 in
impaired loans compared to $880,000 at March 31, 1999.

     At March 31, 2000, real estate acquired through foreclosure had an outstanding book value of $332,000 and consisted of three properties.

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

     At March 31, 2000, total reserves relating to loans were $2.1 million.
In determining the adequacy of the reserve for loan losses, management reviews past experience of loan charge-offs, the level of past due and non-accrual loans, the size and mix of the portfolio, general economic conditions in the market area, and individual loans to identify potential credit problems. Commercial business, commercial real estate and consumer loans have increased to $103.8 million, or 51.1% of the Bank's total loan portfolio at March 31, 2000, and it is anticipated there will be a continued emphasis on this type of credit. Although commercial business and consumer loans carry a higher level of credit risk than conventional residential mortgage loans, the level of reserves reflects management's continuing evaluation of this risk based on upon the Bank's past loss experience. At fiscal year end, the Bank's ratio of loans delinquent more than 60 days to total assets was .39%. These delinquent loans are considered to be well secured and are in the process of collection. Management believes that reserves for loan losses are at a level adequate to provide for inherent loan losses. Although management believes that it has considered all relevant factors in its estimation of future losses, future adjustments to reserves may be necessary if conditions change substantially from the assumptions used in making the original estimations. Regulators will from time to time evaluate the allowance for loan losses which are subject to adjustments based upon the information available to the regulators at the time of their examinations.

     Management believes the Bank has no undue concentration of loans in any one particular industry. At March 31, 2000, the Bank had no allowance for losses on real estate owned.

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                  At  March 31,
                                       ------------------------------------
                                       2000    1999    1998    1997    1996
                                       ----    ----    ----    ----    ----
                                             (Dollars in Thousands)

Balance at beginning of year........ $1,715   $1,512  $1,768  $1,759  $1,955

Provision charged to operations.....    750      600     780     300     230

Charge-offs:
 Residential real estate............     --        2      --      64       5
 Commercial business and commercial
    real estate.....................    114      193     660      59     330
 Consumer...........................    269      235     633     198     137
                                     ------   ------  ------  ------  ------
   Total charge-offs................    383      430   1,293     321     472
                                     ------   ------  ------  ------  ------
Recoveries:
 Residential real estate............     --       --      --      --      --
 Commercial business................      1        2      56      --      --
 Consumer                                38       31     201      30      46
                                     ------   ------  ------  ------  ------
   Total recoveries.................     39       33     257      30      46
                                     ------   ------  ------  ------  ------
Balance at end of year.............. $2,121   $1,715  $1,512  $1,768  $1,759
                                     ======   ======  ======  ======  ======
Ratio of net charge-offs during the
 year to average loans outstanding
 during the year....................   0.20%    0.28%   0.72%    0.19%  0.28%
                                       ====     ====    ====     ====   ====


     The distribution of the Bank's allowance for loan losses at the dates indicated is summarized in the following table.  The entire allowance is available to absorb losses from all loan categories.




                                                            At March 31,
                         -----------------------------------------------------------------------------------
                              2000              1999           1998            1997              1996
                         --------------   ---------------- -------------    -------------    ---------------
                                Percent            Percent       Percent          Percent            Percent
                               of Loans           of Loans       of Loans        of Loans           of Loans
                               in Each            in Each        in Each          in Each           in Each
                               Category           Category       Category        Category           Category
                               to Total           to Total       to Total         to Total          to Total
                         Amount  Loans    Amount   Loans   Amount  Loans    Amount  Loans    Amount   Loans
                         ------  -----    ------   -----   ------  -----    ------  -----    ------   -----
                                                        (Dollars in Thousands)

Residential............. $  258   48.9%   $  198   41.6%   $  140   33.4%   $   81   33.7%   $  460   39.1%
Consumer ...............    870   20.5       647   25.9       551   32.6       734   31.2       568   28.9
Commercial business
 and commercial
 real estate............    993   30.6       870   32.5       821   34.0       953   35.1       731   32.0
                         ------  -----    ------  -----    ------  -----    ------  -----    ------  -----
   Total................ $2,121  100.0%   $1,715  100.0%   $1,512  100.0%   $1,768  100.0%   $1,759  100.0%
                         ======  =====    ======  =====    ======  =====    ======  =====    ======  =====

                                                      14

Service Corporation
-------------------
     As a federally chartered savings bank, Security Federal is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. At March 31, 2000, Security Federal's net investment in its service corporations (including loans to service corporations) totaled $450,000. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings bank may engage in directly.

     Security Financial Services Corporation ("SFSC"). SFSC was incorporated in 1975 as a wholly owned subsidiary of the Bank. Its primary activity is investment brokerage services.

     Real Estate Partnership. The Company also develops real estate through two real estate partnerships which it purchased from SFSC at market value in December 1995. Each project was designed primarily to develop and sell residential lots in and around the Bank's primary lending area. One project was completed during fiscal 1998. Total investment of the Company in the remaining project at March 31, 2000, was approximately $159,000. The Company has no plans for additional real estate ventures.

     During fiscal 1988, SFSC completed construction on the first phase of Currytowne, a joint venture development of single-family residential lots located in Edgefield County, South Carolina, near North Augusta. This phase contains 84 lots. By fiscal 1997 year end, all lots had been sold. The partnership was completely liquidated in January 1998.

     During fiscal 1990, SFSC entered into a joint venture agreement, known as Willow Woods, to develop 97.2 acres of land in Aiken County into approximately 150 single family residential lots. SFSC is a 50% partner in the joint venture. The first phase of this development containing 51 lots was completed in May of 1991, and as of March 31, 2000, all of the lots had been sold. Construction on the second phase of Willow Woods was completed in May 1994 and contains 40 single family residential lots, and as of March 31, 2000, all of
the lots had been sold.   Phase three was completed in October 1999 and
consists of 11 single family residential lots of which two had been sold as of March 31, 2000.

Investment Activities
---------------------

     Investment securities. The Bank has authority to invest in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies, certificates of deposit at insured institutions, bankers' acceptances and federal funds.

     The Bank may also invest a portion of its assets in certain commercial paper and corporate debt securities. The Bank is also authorized to invest in mutual funds whose assets conform to the investments that a federal thrift institution is authorized to make directly. There are various restrictions on the foregoing investments. For example, the commercial paper must be appropriately rated by at least two nationally recognized investment rating services and the corporate debt securities must be appropriately rated by at least one such service. In addition, the average maturity of an institution's portfolio of corporate debt securities may not, at any one time, exceed six years, and the commercial paper must mature within nine months of issuance. Moreover, an institution's total investment in the commercial paper and corporate debt securities of any one issuer may not exceed 1% of the institution's assets except that an institution may invest 5% of its assets in the shares of any appropriate mutual fund. See "Regulation -- Federal Regulation of Savings Associations."

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

     Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of March 31, 2000, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was approximately 31%.

     The following table sets forth the composition of the Company's portfolio of securities and other investments, not including mortgage-backed securities.

                                                        At March 31,
                                                 -------------------------
                                                 2000      1999       1998
                                                 ----      ----       ----
                                                       (In Thousands)

Interest-bearing deposits with banks.......... $    --    $    --   $    --
Other interest earning assets.................   1,069      2,406        --
                                               -------    -------   -------
    Total..................................... $ 1,069    $ 2,406   $    --
                                               =======    =======   =======

Investment Securities:
  Available for sale:
     U.S. Treasury obligations................   1,001      5,054    50,083
     FHLB securities..........................  41,484     43,358        --
     Federal Farm Credit Bank securities......   9,716      7,985        --
     FHLMC bonds..............................   1,965        963     4,514
                                               -------    -------   -------
        Total securities available for sale...  54,166     57,360    54,597
                                               -------    -------   -------
  Held to Maturity:
     FHLB securities..........................      --         --     2,364
     FNMA securities..........................     266        337       500
     FHLMC bonds..............................      --         --     1,000
                                               -------    -------   -------
        Total securities held to maturity.....     266        337     3,864
                                               -------    -------   -------
Total securities(1)...........................  54,432     57,697    58,461
FHLB stock....................................   2,606      1,245     1,349
                                               -------    -------   -------
Total securities and FHLB stock (1)........... $57,038    $58,942   $59,810
                                               =======    =======   =======
------------
(1)  Does not include mortgage-backed securities.

     At March 31, 2000, the Company did not have any investment securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total book value in excess of 10% of stockholders' equity.

     The following table sets forth the maturities or repricing of investment securities and FHLB stock at March 31, 2000, and the weighted average yields of such securities and FHLB stock (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security). Callable securities are shown at their likely call dates based on current interest rates.



                                                 Maturing or Repricing
                          ---------------------------------------------------------------------------
                                               After One But       After Five But
                          Within One Year    Within Five Years    Within Ten Years    After Ten Years
                          ---------------    -----------------    ----------------    ---------------
                          Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield
                          ------    -----     ------    -----     ------    -----     ------    -----
                                                     (Dollars in Thousands)
U.S. Government and
 other agency
 obligations...........   $8,299    6.35%    $45,253    5.90%     $2,497    5.75%     $    --     --%
FHLB stock.............       --      --       2,606    7.75          --      --           --     --
                          ------    ----     -------    ----      ------    ----      -------   ----
  Total................   $8,299    6.35%    $47,859    6.35%     $2,497    5.75%     $    --     --%
                          ======    ====     =======    ====      ======    ====      =======   ====




     For information regarding the market value of the Bank's securities portfolios, see Notes 2 and 3 of Notes to Consolidated Financial Statements contained in the Annual Report.

     The Bank has sold securities under an agreement to repurchase when it is a cost effective method to acquire funds. The Bank did not engage in such
transactions during fiscal 2000.   See "-- Borrowings."

     Mortgage-backed securities. Security Federal has a portfolio of mortgage-backed securities which it holds in both an available for sale and a held to maturity portfolio. Such mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Under the Bank's risk-based capital requirement, mortgage-backed securities have a risk weight of 20% (or 0% in the case of Government National Mortgage Association ("GNMA") securities) in contrast to the 50% risk weight carried by residential loans. See "Regulation."

     The Bank had $10.7 million, $9.4 million and $4.4 million of mortgage-backed securities issued by the FHLMC at March 31, 2000, 1999 and 1998, respectively. The Bank had $14.1 million in mortgage-backed securities issued by FNMA and $12.2 million issued by GNMA at March 31, 2000, compared to $8.7 million in mortgage-backed securities issued by FNMA and $9.8 million issued by GNMA at March 31, 1999 and none at March 31, 1998.

                                2000        1999      1998
                                ----        ----      ----
                                      (In Thousands)
Available for Sale:
 FHLMC......................  $  8,304   $  6,185   $   --
 FNMA.......................    14,120      8,664       --
 GNMA.......................    12,231      9,827       --
                              --------   --------   ------
 Total......................  $ 34,655   $ 24,676   $   --
                              ========   ========   ======

     The following table sets forth the composition of the mortgage-backed securities held to maturity portfolio at the dates indicated.

                                             At March 31,
                               ----------------------------------------
                                  2000           1999           1998
                               ----------     ----------     ----------
                               Book Value     Book Value     Book Value
                               ----------     ----------     ----------
                                            (In Thousands)
Held to Maturity:
 FHLMC........................  $2,444          $3,196         $4,352
                                ======          ======         ======

     At March 31, 2000, the Company did not have any mortgage-backed securities (exclusive of obligations of agencies of the U.S. Government) issued by any one entity with a total book value in excess of 10% of stockholders equity.

     For information regarding the market values of Security Federal's mortgage-backed securities portfolio, see Notes 2 and 3 of the Notes to Consolidated Financial Statements contained in the Annual Report.

     The following table sets forth the maturities or repricings and the weighted average yields of the mortgage-backed securities at March 31, 2000. Not considered in the preparation of the table below is the effect of prepayments.



                                            Maturing or Repricing
                     --------------------------------------------------------------------    March 31, 2000
                         Less Than        1 to 5            5 to 10            Over              Balance
                         1  Year          Years              Years           Ten Years         Outstanding
                     --------------    --------------    --------------    --------------    --------------
                     Amount   Yield    Amount   Yield    Amount   Yield    Amount   Yield    Amount   Yield
                     ------   -----    ------   -----    ------   -----    ------   -----    ------   -----
                                                            (Dollars in Thousands)
FNMA................$ 4,338    6.45%   $ 6,885   6.27%  $ 3,236    5.98%  $    50    6.05%  $14,509    6.26%
FHLMC...............    765    6.43      3,688   5.91     5,364    5.93     1,360    6.83    11,177    6.07
GNMA................ 10,449    5.96        415   6.83       706    6.83       851    7.31    12,421    6.13
                    -------    ----    -------   ----   -------    ----   -------    ----   -------    ----
Total...............$15,552    6.12%   $10,988   6.17%  $ 9,306    6.02%  $ 2,261    6.99%  $38,107    6.16%
                    =======    ====    =======   ====   =======    ====   =======    ====   =======    ====


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

     Occasionally, Security Federal sells its 15 and 30-year fixed rate loans in the secondary market. In addition, the Bank originates loans for other financial institutions with their prior commitment to purchase the loan at a set price. The amount of these loans originated and sold depends primarily on loan demand. During fiscal 2000, the Bank originated $16.0 million of such loans for other financial institutions. See "-- Loan Originations, Purchases and Sales."

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

     At March 31, 2000, the Bank had no brokered deposits. In addition, the Bank believes that, based on its experience over the past several years, its passbook and transaction accounts are stable sources of deposits.

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs for the periods indicated.

                                                At March 31,
                             -------------------------------------------------
                                  2000             1999             1998
                             --------------   ---------------   --------------
                                    Percent           Percent          Percent
                                       of                of               of
                             Amount  Total    Amount   Total    Amount  Total
                             ------  -----    ------   -----    ------  -----
                                          (Dollars in Thousands)
Interest Rate Range:
Passbook accounts
  0 % - 3.00%............. $ 13,203    5.8%  $ 11,848    5.5%  $12,328    6.8%
NOW and other transaction
 accounts 0% - 1.09%......   58,305   25.5     53,436   24.7    47,414   26.1
Money market funds
  2.20% - 5.13%...........   51,636   22.5     49,370   22.8    27,902   15.3
                           --------  -----   --------  -----  --------  -----
   Total non-certificates. $123,144   53.8   $114,654   52.9    87,644   48.2
                           --------  -----   --------  -----  --------  -----
Certificates:
0.00-4.99% ............... $ 15,575    6.8     31,101   14.4     3,087    1.7
5.00-6.99% ...............   90,104   39.4     70,640   32.6    90,920   50.0
7.00-8.99%................       --     --        138    0.1       135    0.1
                           --------  -----   --------  -----  --------  -----
   Total certificates..... $105,679   46.2    101,879   47.1    94,142   51.8
                           --------  -----   --------  -----  --------  -----
     Total deposits....... $228,823  100.0%  $216,533  100.0% $181,786  100.0%
                           ========  =====   ========  =====  ========  =====

     The Bank relies to a limited extent upon locally obtained Jumbo CDs to maintain its deposit levels. At March 31, 2000, Jumbo CDs constituted 8.4% of the Bank's total deposits. Security Federal has not relied heavily on Jumbo CDs to manage interest rate sensitivity. Security Federal has, however, exhibited an ability to attract and maintain such deposits to desired levels during recent periods.

     The following table sets forth the deposit flows at the Bank during the periods indicated.

                                                 Years Ended March 31,
                                       --------------------------------------
                                            2000         1999          1998
                                       -----------    ----------   ----------
                                                (Dollars in Thousands)

Opening balance....................... $   216,533    $  181,786   $  168,061

Deposits..............................   1,015,561       997,726      812,539
Withdrawals...........................  (1,011,879)     (970,599)    (805,566)
Interest credited.....................       8,608         7,620        6,752
                                       -----------    ----------   ----------
Ending balance .......................     228,823       216,533      181,786
                                       -----------    ----------   ----------
Net increase (decrease)............... $    12,290    $   34,747   $   13,725
                                       ===========    ==========   ==========
Percent increase (decrease)...........         5.7%         19.1%         8.2%
                                              ====          ====         ====

     The following table shows rate and maturity information for the Bank's certificates of deposit as of March 31, 2000.

                             4.00-      5.00-      6.00-     7.00-
                             4.99%      5.99%      6.99%     7.99%     Total
                             -----      -----      -----     -----     -----
                                          (In Thousands)
Certificate accounts maturing
in quarter ending:

June 30, 2000.............  $ 7,952    $15,570   $    930   $     --  $ 24,452
September 30, 2000........    5,133     19,839        572         --    25,544
December 31, 2000.........      827     10,432      1,460         --    12,719
March 31, 2001............      143      8,998      6,024         --    15,165
June 30, 2001.............      249      4,015      3,644         --     7,908
September 30, 2001........      403      1,314      4,949         --     6,666
December 31, 2001.........      127        854      3,802         --     4,783
March 31, 2002............      336        485        211         --     1,032
June 30, 2002.............       38        704        576         --     1,318
September 30, 2002........       --        562      1,572         --     2,134
December 31, 2002.........       25        141        830         --       996
Thereafter................      343        986      1,633         --     2,962
                            -------    -------    -------    -------  --------
  Total...................  $15,576    $63,900    $26,203    $    --  $105,679
                            =======    =======    =======    =======  ========

     The following table indicates the amount of the Bank's deposits of $100,000 or more by time remaining until maturity at March 31, 2000.

                                                          Passbook, NOW and
                               Certificates of Deposit  Money Market Accounts
                               -----------------------  ---------------------
                                               (In Thousands)
Maturity Period
---------------
Three months or less.............     $  4,197                $36,708
Over three through six months....        3,120                     --
Over six through twelve month....        4,675                     --
Over twelve months ..............        7,135                     --
                                      --------                -------
   Total.........................     $ 19,127                $36,708
                                      ========                =======
Borrowings
----------
     As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which
may be fixed or variable, and range of maturities.   The FHLB of Atlanta may
prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. See Note 9 of Notes to Consolidated Financial Statements contained in the Annual Report for disclosure regarding the maturities and rate structure of the Bank's FHLB advances. Federal law contains certain collateral requirements for FHLB advances. See "Regulation -- Federal Regulation of Savings Associations -- Federal Home Loan Bank System."

     Occasionally, the Bank has used the sale of securities under agreements to repurchase as a source of funds. The securities sold pursuant to these agreements consist of mortgage loans which have been convened to FHLMC participation certificates. The Bank has sold securities under agreements to repurchase to both FHLMC and Wachovia Bank and Trust Company. These funds are used whenever its costs are favorable compared to alternative sources of funds. At March 31, 2000, the Bank had no wholesale repurchase agreements outstanding. At March 31, 2000, the Bank had $2.2 million in retail repurchase agreements with an average rate of 5.57%.

    The following table sets forth the maximum month-end balance and average balance of FHLB advances at the dates indicated.
                                                     Years Ended March 31,
                                                 ----------------------------
                                                 2000       1999      1998
                                                 ----       ----      ----
                                                       (In Thousands)

Maximum Balance:
FHLB advances.................................   $50,611    $21,658   $28,268

Average Balance:
FHLB advances.................................   $31,909    $16,958   $20,252

     The following table sets forth information as to the Bank's borrowings and the weighted average interest rates thereon at the dates indicated.

                                                          At  March 31,
                                                 ----------------------------
                                                 2000       1999      1998
                                                 ----       ----      ----
                                                  (Dollars in Thousands)

Balance:
FHLB advances.................................   $50,611    $14,600   $12,126

Weighted Average Interest Rate:
At Fiscal Year End:
 FHLB advances ...............................      5.99%      5.82%     6.25%
During Fiscal Year:
 FHLB advances ...............................      5.65%      5.91%     6.12%

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

Federal Regulation of Savings Associations
------------------------------------------

     Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS has extensive authority over the operations of savings associations. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

     All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the fiscal year ended March 31, 2000 was $59,000.

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

     The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB of Atlanta. The Bank is in compliance with this requirement with an investment in FHLB of Atlanta stock of $2.6 million at March 31, 2000.

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

     Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about
2.1 basis points for each $100 in domestic deposits for both BIF and SAIF members. These assessments, which are revised quarterly based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2015.

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

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet liquidity requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Prompt Corrective Action. The OTS is required to take certain supervisory actions against undercapitalized savings associations, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized." OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     At March 31, 2000, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

     Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio asset (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in
Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 2000, the Bank met the test and its QTL percentage was 90%.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to
the BIF.   If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "-- Savings and Loan Holding Company Regulations."

     Capital Requirements. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At March 31, 2000, the Bank had tangible capital of $19.9 million, or 6.5% of adjusted total assets, which is approximately $13.4 million above the minimum requirement of 2.0% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At March 31, 2000, the Bank had core capital equal to $20.5 million, or 6.7% of adjusted total assets, which is $8.3 million above the minimum leverage ratio requirement of 4% as in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to- four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC.

     On March 31, 2000, the Bank had total risk-based capital of approximately $22.5 million, including $20.5 million in core capital and $2.1 million in qualifying supplementary capital, and risk-weighted assets of $180.7 million, or total capital of 12.5% of risk-weighted assets. This amount was $8.1 million above the 8% requirement in effect on that date.

     The OTS is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

     The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The imposition by the OTS or the FDIC of any of these measures on the Company or the Bank may have a substantial adverse effect on their operations and profitability.

     Limitations on Capital Distributions. The OTS imposes various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. The OTS also prohibits a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result of such action, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with the association's mutual to stock conversion.

     The Bank may make a capital distribution without OTS approval provided that the Bank notify the OTS 30 days before it declares the capital distribution and that the following requirements are met: (i) the Bank has a regulatory rating in one of the two top examination categories, (ii) the Bank is not of supervisory concern, and will remain adequately or well capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution, and (iii) the distribution does not exceed the Bank's net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If the Bank does not meet these stated requirements, it must obtain the prior approval of the OTS before declaring any proposed distributions.

     In the event the Bank's capital falls below its regulatory requirements or the OTS notifies it that it is in need of more than normal supervision, the Bank's ability to make capital distributions will be restricted. In addition, no distribution will be made if the Bank is notified by the OTS that a proposed capital distribution would constitute an unsafe and unsound practice, which would otherwise be permitted by the regulation.

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital
and surplus, if secured by specified readily-marketable collateral.   At March
31, 2000, the Bank's limit on loans to one borrower was $3.4 million. At March 31, 2000, the Bank's largest single loan to one borrower was $2.7 million, which was performing according to its original terms.

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

     Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

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

Savings and Loan Holding Company Regulations
--------------------------------------------

     The Company is a unitary savings and loan holding company subject to regulatory oversight of the OTS. Accordingly, the Company is required to file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings association.

     Acquisitions. Federal law and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

     Activities. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company and the activities of the Bank and any other subsidiaries (other than the Bank or any other SAIF insured savings association) would generally become subject to additional restrictions. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. Federal law provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

     Qualified Thrift Lender Test. If the Bank fails the qualified thrift lender test, within one year the Company must register as, and will become subject to, the significant activity restrictions applicable to bank holding companies. See "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test" for information regarding the Bank's qualified thrift lender test.

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

     Audits. The Company, the Bank and its consolidated subsidiary have been audited or their books closed without audit by the IRS with respect to consolidated federal income tax returns through March 31, 1994. See Note 10 of Notes to Consolidated Financial Statements contained in the Annual Report for additional information regarding income taxes of the Bank.

State Taxation
--------------

     South Carolina has adopted the Code as it relates to savings banks, effective for taxable years beginning after December 31, 1986. The Bank is subject to South Carolina income tax at the rate of 6%. The Bank has not been audited by the State of South Carolina during the past five years.

     The Corporation's income tax returns have not been audited by federal or state authorities within the last five years. For additional information regarding income taxes, see Note 10 of the Notes to Consolidated Financial Statements contained in the Annual Report.

Item 2.       Properties
              ----------

     At March 31, 2000, Security Federal owned the buildings and land for its main office, five of its branch offices, including the operations center, leased the land and owned the improvements thereon for one of its offices, and leased the remaining four offices. The property related to the offices owned by Security Federal had a depreciated cost (including land) of approximately $2.4 million at March 31, 2000. At March 31, 2000, the aggregate net book value of leasehold improvements (excluding furniture and equipment) associated with leased premises was $600,000. See Note 5 of Notes to Consolidated Financial Statements contained in the Annual Report.

     The following table sets forth the net book value of the offices owned (including land) and leasehold improvements on properties leased by Security Federal at March 31, 2000.

                                        Lease      Date
                                Owned   Expira-  Facility    Gross
                                  or     tion    Opened/    Square   Net Book
     Location                   Leased   Date    Acquired   Footage    Value
-----------------------------   ------   ----    --------   -------  --------

Main Office:

 1705 Whiskey Road S.           Owned     N/A       1980     10,000  $495,821
 Aiken, South Carolina

                    (table continued on following page)

                                        Lease      Date
                                Owned   Expira-  Facility    Gross
                                  or     tion    Opened/    Square   Net Book
     Location                   Leased   Date    Acquired   Footage    Value
-----------------------------   ------   ----    --------   -------  --------
Full Service
Branch Offices

 149 E. Baruch Street           Owned     N/A      1984      2,258    194,445
 Denmark, South Carolina

 100 Laurens Street, N.W.       Leased   2013      1959      4,500     17,113
 Aiken, South Carolina

 313 East Martintowne Road      Owned(1)  N/A      1973      4,356    126,936
 North Augusta, South Carolina

 1665 Richland Avenue, W.       Owned     N/A      1984      1,942    235,758
 Aiken, South Carolina

 Montgomery & Canal Streets     Leased   2007      1993(2)   3,576    258,138
 Masonic Shopping Center
 Graniteville, South Carolina

 2812 Augusta Road              Owned     N/A      1993(2)   2,509    187,763
 Langley, South Carolina

 Highway 125 and Highways
 1 and 78                       Leased   2003      1993(2)   2,287    165,031
 Midland Valley Shopping
 Center Clearwater,
 South Carolina

 118 Main Street North          Owned     N/A      1993(2)   3,600    275,222
 Wagener, South Carolina

 Walmart Superstore             Leased   2001      1996        517    159,262
 2035 Whiskey Road
 Aiken, South Carolina

Operations Center:

 871 East Pine Log Road         Owned     N/A      1988     10,000    889,176
  Aiken, South Carolina
---------------
(1) Security Federal has a lease on the land for this office which expires in 2003, but has options through 2063.
(2) Represents acquisition date.

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

Item 4.       Submission of Matter to Vote or Security Holders
              ------------------------------------------------

    No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2000.

                                 PART II

Item 5.       Market for the Issuer's Common Stock and Related Security Holder
              Matters
              ---------------------------------------------------------------

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

Item 7.       Financial Statements
              --------------------

         Independent Auditors' Report*
         Consolidated Balance Sheets, March 31, 2000 and 1999*
         Consolidated Statements of Income For the Years Ended March 31, 2000,
          1999 and 1998*
         Consolidated Statements of Changes in Shareholders' Equity For the
          Years Ended March 31, 2000, 1999 and 1998*
         Consolidated Statements of Cash Flows For the Years Ended March 31,
          2000, 1999 and 1998*
         Notes to Consolidated Financial Statements*

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

         None.

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

                                 PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

(a)  Exhibits:
--------------

3.1      Articles of Incorporation and amendments thereto*
3.2      Bylaws*
4        Instruments defining the rights of security holders, including indentures**
10       Executive Compensation Plans and Arrangements:
           Salary Continuation Agreements***
           Amendment One to Salary Continuation Agreements****
           Stock Option Plan***
           Incentive Compensation Plan***
13       Annual Report to Stockholders
21       Subsidiaries of Registrant
23       Consent of Elliott, Davis & Company, LLP
27       Financial Data Schedule

---------------
*        Filed on August 3, 1998, as an exhibit to the Company's Form 8-K
         Current Report.
** Filed on August 12, 1987, as an exhibit to the Company's Form 8-A registration statement pursuant to Section 12(g) of the Securities Exchange Act of 1934 or as a part of reports filed pursuant to
         Section 13 of such Act.
*** Filed on June 28, 1993, as an exhibit to the Company's Annual Report on Form 10-KSB pursuant to Section 12(g) of the Securities Exchange Act of 1934. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.
**** Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 pursuant to Section 12(g) of the Securities Exchange Act of 1934. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

(b)  Reports on Form 8-K.
     --------------------

         No current reports on Form 8-K were filed by the Company during the three months ended March 31, 2000.

                                SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SECURITY FEDERAL CORPORATION

Date:  June 29, 2000            By:/s/ Timothy W. Simmons
                                   ---------------------------------------
                                   Timothy W. Simmons
                                   President and Chief Executive Officer
                                   (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Timothy W. Simmons                                June 29, 2000
   ------------------------------------
   Timothy W. Simmons
   President and Chief Executive Officer
   (Principal Executive Officer)

By:/s/ Roy G. Lindburg                                   June 29, 2000
   ------------------------------------
   Roy G. Lindburg, Treasurer and Chief
   Financial Accounting Officer (Principal
   Financial and Accounting Officer)

By:/s/ T. Clifton Weeks                                  June 29, 2000
   ------------------------------------
   T. Clifton Weeks
   Chairman of the Board and Director

By:                                                      June __, 2000
   ------------------------------------
   Gasper L. Toole, II
   Director

By:/s/ Robert E. Johnson                                 June 29, 2000
   ------------------------------------
   Robert E. Johnson
   Director Emeritus and Secretary

By:/s/Harry O. Weeks, Jr.                                June 29, 2000
   ------------------------------------
   Harry O. Weeks, Jr.
   Director

By:/s/ Robert E. Alexander                               June 29, 2000
   ------------------------------------
   Robert E. Alexander
   Director

By:                                                      June __, 2000
   ------------------------------------
   Thomas L. Moore
   Director

By:                                                      June __, 2000
   -------------------------------------
   William Clyburn
   Director

                        INDEX TO EXHIBITS

Exhibit Number
---------------

     13             Annual Report to Stockholders

     21             Subsidiaries of the Registrant

     23             Consent of Elliott, Davis & Company, LLP

     27             Financial Data Schedule

                            Exhibit 13

                  Annual Report to Stockholders

                         SECURITY FEDERAL CORPORATION

                                ANNUAL REPORT

                                MARCH 31, 2000

                           TABLE OF CONTENTS



Letter to Shareholders................................................      1

Financial Highlights..................................................      2

Selected Consolidated Financial and Other Data........................      3

Management's Discussion and Analysis of Financial Condition
and Results of Operations.............................................      4

Report of Elliott, Davis & Company, Independent Auditors..............     17

Consolidated Balance Sheets...........................................     18

Consolidated Statements of Income.....................................     19

Consolidated Statements of Shareholders' Equity.......................     20

Consolidated Statements of Cash Flows.................................     21

Notes to Consolidated Financial Statements............................     23

Shareholders Information..............................................     40

Security Federal Bank Board of Directors and Management Team..........     42

Fellow Shareholders:

We are very pleased to report our third consecutive year of record earnings and our fourth consecutive year of record operating earnings. Net income for our most recent fiscal year ending March 31, 2000 increased 11.9% to $2.0 million or $2.41 per share compared to $1.8 million or $2.14 per share for our fiscal year ending March 31, 1999. In addition, as of March 31, 2000, total assets reached a record high of over $304 million.

In view of our record earnings, your Board of Directors approved a dividend of $.04 per share that was paid on June 15, 2000 to shareholders of record as of May 31, 2000. This represented the 38th consecutive quarterly dividend paid since the Bank's conversion to a stock form of ownership in 1987.

Much of our fiscal year was spent ensuring that we were prepared for the Year 2000 date change. Thanks to our dedicated and professional staff and the confidence shown in us by our customers, we entered the new year without a glitch.

Because of our growth and expected continual growth, we more than doubled the size of our Operations building. This expanded facility, along with an excellent Operations staff, enables our bank to provide the highest quality service. We also installed a walk-up ATM at our Laurens Street branch for the convenience of downtown Aiken shoppers. This addition increases the number of ATMs in our growing network to nine.

We will soon offer internet banking to increase the customer convenience already provided by our ATM, check, and credit cards; our ATM network; our 24-hour toll-free informational phone service; our 7-day banking at our Aiken Wal-Mart branch; and our many branches that open Saturday mornings.

We recently announced our plans to add a branch in the West Columbia, South Carolina area. Not only will this provide added convenience for many of our Wagener, South Carolina customers, but will give us an opportunity to increase and diversify our asset base and earnings potential. Mortgage loans and investment services will also be offered at this location.

Unlike many of the larger regional banks which emphasize "sales" in an attempt to establish a "sales culture" within their organizations, we emphasize "service." In order to provide excellent "service," we must inform our customers about our products and services and the benefits they provide. We must also make suggestions and provide advice where appropriate. We are convinced that only a "service culture" will build long lasting relationships of mutual benefit.

Congratulations to Elsie Dicks, our Branch Manager in Graniteville, South Carolina, who is celebrating her 35th year in banking.

Please accept our sincere appreciation for your loyalty to Security Federal Bank. We thank you for recommending our Bank to your friends and relatives and ask you to continue to do so. We also thank our loyal and dedicated staff for the quality and amount of service they provide everyday to our customers and to our community. This is what really sets Security Federal Bank apart.

Sincerely,                                Sincerely,

/s/T. Clifton Weeks                       /s/Timothy W. Simmons
T. Clifton Weeks                          Timothy W. Simmons
Chairman                                  President & Chief Executive Officer

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                             FINANCIAL HIGHLIGHTS

                                                     Years Ended March 31,
                                                   -----------------------
                                                       2000        1999
                                                   ----------   ----------

Net Income                                         $2,021,213   $1,805,749
Earnings Per Share - Basic                               2.41         2.14
Book Value Per Share                                    23.56        23.23
Total Interest Income                              19,805,361   17,311,510
Total Interest Expense                             10,378,254    8,637,822
Net Interest Income Before Provision
  For Loan Losses                                   9,427,107    8,673,688
Provision For Loan Losses                             750,000      600,000
Net Income After Provision For Loan Losses          8,677,107    8,073,688
Net Interest Margin                                      3.54%        3.96%
Total Loans Originated                            118,490,000  115,801,000
Adjustable Rate Loans As A Percentage
  Of Total Gross Loans                                   59.6%        60.3%


     NET INCOME (In Thousands)                   EARNINGS PER SHARE - BASIC

       [Bar graph]                                     [Bar graph]

    1996   $1,060                                  1996   $1.29
    1997      835                                  1997    1.01
    1998    1,713                                  1998    2.04
    1999    1,806                                  1999    2.14
    2000    2,021                                  2000    2.41

      RETURN ON EQUITY                            TOTAL ASSETS (In Millions)

       [Bar graph]                                     [Bar graph]

    1996    7.13%                                  1996    $215
    1997    5.28                                   1997     202
    1998    9.96                                   1998     216
    1999    9.56                                   1999     255
    2000   10.41                                   2000     305

    BOOK VALUE PER SHARE                       ALLOWANCE FOR LOAN LOSSES (1)

       [Bar graph]                                     [Bar graph]

    1996   $18.68                                  1996    1.14%
    1997    19.40                                  1997    1.19
    1998    21.46                                  1998    1.09
    1999    23.23                                  1999    1.12
    2000    23.56                                  2000    1.09

                                      (1) Allowance for losses as a percentage
                                          of total loans.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Selected Consolidated Financial and Other Data

                                     At Or For The Year Ended March 31,
                             ------------------------------------------------
                               2000      1999     1998      1997      1996
                             --------  --------  --------  --------  --------
Balance Sheet Data               (Dollars In Thousands, Except Per Share Data)
---------------------------
Total Assets                 $304,802  $254,718  $215,512  $201,646  $214,816
Cash And Cash Equivalents       7,417     6,951     4,659     7,904     9,824
Investment And Mortgage-
  Backed Securities            91,531    85,569    62,813    36,970    41,013
Loans Receivable - Net (1)    193,001   151,986   137,724   146,769   152,140
Deposits                      228,823   216,533   181,786   168,061   172,375
Advances From Federal Home
  Loan Bank                    50,611    14,600    12,126    14,114    22,864
Total Shareholders' Equity     19,759    19,560    18,076    16,182    15,434

Income Data
---------------------------
Total Interest Income          19,805    17,312    16,618    15,843    15,822
Total Interest Expense         10,378     8,638     8,001     7,908     8,622
                             --------  --------  --------  --------  --------
Net Interest Income             9,427     8,674     8,617     7,935     7,200
Provision For Loan Losses         750       600       780       300       230
                             --------  --------  --------  --------  --------
Net Interest Income After
  Provision For Loan Losses     8,677     8,074     7,837     7,635     6,970
Other Income                    2,296     2,641     2,004     1,659     1,468
General And Administrative
  Expense                       7,845     7,962     7,220     8,045     6,839
Income Taxes                    1,107       947       908       414       539
                             --------  --------  --------  --------  --------
Net Income                   $  2,021  $  1,806  $  1,713  $    835  $  1,060
                             ========  ========  ========  ========  ========
Per Common Share Data
---------------------------

Net Income Per Common
  Share (Basic)              $   2.41  $   2.14  $   2.04  $   1.01  $   1.29
                             ========  ========  ========  ========  ========
Cash Dividends Declared      $    .16  $    .14  $    .12  $    .10  $    .10
                             ========  ========  ========  ========  ========

Other Data
---------------------------

Interest Rate Spread
Information:
 Average During Period           3.19%     3.53%     4.00%     3.82%     3.22%
 End Of Period                   2.90%     3.15%     3.91%     4.01%     3.32%
Net Interest Margin (Net
 Interest Income/Average
 Earning Assets)                 3.54%     3.96%     4.33%     4.09%     3.62%
Average Interest-Earning
 Assets To Average Interest-
 Bearing Liabilities           109.11%   110.85%   108.27%   106.40%   106.88%
Equity To Total Assets           6.48%     7.68%     8.39%     8.03%     7.21%
Non-Performing Assets To
 Total Assets (2)                 .40%      .52%     1.02%      .70%     1.53%
Return On Assets (Ratio Of
 Net Income To Average
 Total Assets)                    .72%      .77%      .80%      .40%      .50%

Return On Equity (Ratio Of
 Net Income To Average Equity)  10.41%     9.56%     9.96%     5.28%     7.13%
Equity To Assets Ratio (Ratio
 Of Average Equity To Average
 Total Assets)                   6.93%     8.08%     8.05%     7.55%     6.95%
Dividend Pay-Out Ratio On
 Common Shares                   6.67%     6.53%     5.87%     9.94%     7.76%
Number Of Full-Service Offices     10        10        10        10        10

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

The principal business of the Bank is accepting deposits from the general public and originating consumer and commercial business loans as well as mortgage loans that enable borrowers to purchase or refinance one-to-four family residential real estate. The Bank also originates construction loans on single-family residences; multi-family dwellings and projects; commercial real estate; and loans for the acquisition, development and construction of residential subdivisions and commercial projects.

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

Forward-Looking Statements

This document, including information included or incorporated by reference, contents, and future filings by the Company on Form 10-KSB, Form 10QSB, and Form 8-K, and future oral and written statements by the Company and its management may contain forward-looking statements about Security Federal Corporation and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance; growth opportunities; interest rates; acquisition and divestiture opportunites; and synergies, efficiencies, cost-savings, and funding advantages expected to be realized from prior acquisitions. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates, and intentions of Management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, identified in our filings with the Securities and Exchange Commission ("SEC"), and presented by our Management from time to time could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.

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

The Bank's asset and liability policies are directed toward the objectives of increasing the interest rate sensitivity of the Bank's assets by shortening their maturities or periods to reprice while reducing the interest rate sensitivity of the Bank's interest-bearing liabilities by extending their maturities. The success of Management's strategy is evidenced by the composition of the loan portfolio that includes $121.1 million of adjustable rate consumer loans, commercial loans, and mortgage loans or approximately 59.6% of total gross loans at March 31, 2000. At March 31, 2000, the negative mismatch of interest-earning assets repricing or maturing within one year with interest-bearing liabilities repricing or maturing within one year was $96.8 million or 36.6% of total assets compared to $54.4 million or 21.3% at March 31, 1999. The increase in the negative gap is due to an increase in demand deposit accounts that are catagorized as repricing in the less than 3-month category and the popularity of the Bank's 5-year adjustable rate mortgage loan.

              SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Asset and Liability Management, Continued

During the past year, the Bank originated approximately $44.4 million in adjustable rate residential real estate loans, which are generally held for investment and not sold. Also, as part of the Bank's asset liability program, the Bank originated a total of $51.9 million in consumer and commercial loans, which are usually short term in nature. During fiscal 2000, 94.5% of total loan originations were comprised of consumer, commercial, and adjustable rate mortgage loans compared to 93.1% of total originations in fiscal 1999. The Bank's portfolio of consumer and commercial loans was $103.8 million at March 31, 2000, $94.0 million at March 31, 1999, and $95.0 million at March 31, 1998. Consumer and commercial loans combined were 51.1% of total loans at March 31, 2000; 58.4% at March 31, 1999; and 66.6% at March 31, 1998.

The Bank originated $6.2 million, $6.0 million, $3.4 million, and $5.6 million in fixed rate residential loans of which most were short-term construction loans, in fiscal 2000, 1999, 1998, and 1997, respectively. The Bank sold $631,000 in fixed rate residential loans to secondary market agencies in fiscal 2000, $5.6 million in fiscal 1999, $3.4 million in fiscal 1998, and $5.8 million in fiscal 1997. Other fixed rate residential loans passed directly on to other investors, other than Freddie Mac or Fannie Mae, totaled $16.0 million in fiscal 2000, $28.1 million in fiscal 1999, $7.9 million in fiscal 1998, and $6.4 million in fiscal 1997. At March 31, 2000, fixed rate residential loans amounted to $13.4 million or 6.6% of the total loan portfolio compared to $7.6 million or 4.7% at the end of the previous fiscal year.

Certificates of deposit of $100,000 or more (Jumbo Certificates) are normally considered to be interest rate sensitive because of their relatively short maturities. Many financial institutions have used Jumbo Certificates to manage interest rate sensitivity and liquidity. The Bank has not relied on Jumbo Certificates for liquidity or asset liability management. As of March 31, 2000, the Bank had $19.1 million outstanding in Jumbo Certificates compared to $17.6 million at March 31, 1999.

The following table sets forth the maturity schedule of certificates of deposit with balances of $100,000 or greater at March 31, 2000.

            Within 3 Months             $  4,197,000
            After 3, Within 6 Months       3,120,000
            After 6, Within 12 Months      4,675,000
            After 12 Months                7,135,000
                                        ------------
                                        $ 19,127,000
                                        ============

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


The table on the following page sets forth the Bank's interest-bearing liabilities and interest-earning assets being repriced or maturing within one year. The table on Page 7 presents the Bank's entire interest-bearing liabilities and interest-earning assets into repricing or maturity time periods. Both tables present adjustable rate loans in the periods they are scheduled to reprice, not mature. Both tables also assume investments reprice at the earlier of maturity; the likely call date, if any, based on current interest rates; or the next scheduled interest rate change, if any. NOW accounts, money market accounts, and regular savings accounts are assumed to reprice in the less than three-month category.

              SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Asset and Liability Management, Continued

The following table sets forth the Bank's interest-bearing liabilities and interest-earning assets repricing or maturing within one year.

                                                          At March 31
                                                  -------------------------
                                                      2000         1999
                                                  ----------    ----------
                                                     (Dollars in Thousands)

     Loans (1)                                    $  104,107    $   88,585
     Mortgage-Backed Securities:
       Held To Maturity                                  343         1,155
       Available For Sale                             16,863        13,038
     Investment Securities:
       Held To Maturity                                  266           337
       Available For Sale                              9,467        23,524
     Other Interest-Earning Assets                     1,069         1,075
                                                  ----------    ----------
     Total Interest Rate Sensitive Assets
       Repricing Within 1 Year                    $  132,115    $  127,714
                                                  ----------    ----------

     Deposits                                        191,254       180,678
     FHLB Advances And Other Borrowed Money           37,642         1,397
                                                  ----------    ----------
     Total Interest Rate Sensitive Liabilities
       Repricing Within 1 Year                    $  228,896    $  182,075
                                                  ----------    ----------

     Gap                                          $  (96,781)   $  (54,361)
                                                  ==========    ==========
     Interest Rate Sensitive Assets/Interest
       Rate Sensitive Liabilities                      57.72%        70.14%
     Gap As A Percent Of Total Assets                  (31.8)%       (21.3)%

(1)     LOANS ARE NET OF UNDISBURSED FUNDS AND LOANS IN PROCESS.

              SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Asset and Liability Management, Continued

The following table sets forth the interest sensitivity of the Bank's assets and liabilities at March 31, 2000, on the basis of the factors and assumptions set forth in the table on the previous page.



                                   Remaining Time Before Asset/Liability Matures Or Can Be Repriced
                             ------------------------------------------------------------------------------
                            < Three      3-12      1 - 3     3 - 5     5 - 10    10 - 20   > 20
                             Months     Months     Years     Years     Years      Years    Years     Total
                             ------     ------     -----     -----     -----      -----    -----     ------
                                                                 (Dollars in Thousands)

Interest-Earnings Assets
Loans (1)                  $  48,499  $  55,608  $ 45,577  $ 30,269  $  13,186  $  2,082  $   175  $195,396
Mortgage-Backed Securities:
  Held To Maturity, At Cost      110        233       328       369      1,215       189        -     2,444
  Available For Sale, At
   Fair Value                  3,881     12,982    11,088     4,692      1,769       243        -    34,655
Investment Securities: (2)
  Held To Maturity, At Cost      266          -         -         -          -         -        -       266
  Available For Sale, At
   Fair Value                  5,983      3,484    24,288    18,191      2,220         -        -    54,166
  FHLB Stock, At Cost              -          -     2,606         -          -         -        -     2,606
Other Interest-Earning
  Assets                       1,069          -         -         -          -         -        -     1,069
                           ---------  ---------  --------  --------  ---------  --------  -------  --------
Total Financial Assets     $  59,808  $  72,307  $ 83,887  $ 53,521  $  18,390  $  2,514  $   175  $290,602
                           =========  =========  ========  ========  =========  ========  =======  ========
Interest-Bearing Liabilities
Deposits:
  Certificate Accounts     $  31,261  $  48,619  $ 24,640  $  1,159  $       -  $      -  $     -  $105,679
  NOW Accounts                46,535          -         -         -          -         -        -    46,535
  Money Market Accounts       51,636          -         -         -          -         -        -    51,636
  Passbook Accounts           13,203          -         -         -          -         -        -    13,203
Borrowings                    28,786      8,856    10,000     5,180          -         -        -    52,822
                           ---------  ---------  --------  --------  ---------  --------  -------  --------
Total Interest-Bearing
  Liabilities              $ 171,421  $  57,475  $ 34,640  $  6,339  $       -  $      -  $     -  $269,875
                           =========  =========  ========  ========  =========  ========  =======  ========

Current Period Gap         $(111,613) $  14,832  $ 49,247  $ 47,182  $  18,390  $  2,514  $   175  $ 20,727
Cumulative Gap             $(111,613) $ (96,781) $(47,534) $   (352) $  18,038  $ 20,552  $20,727  $ 20,727
Cumulative Gap As A
  Percent Of Total Assets      (36.6)%    (31.8)%   (15.6)%   (0.01)%      5.9%      6.7%     6.8%      6.8%




(1)  LOANS ARE NET OF UNDISBURSED FUNDS AND LOANS IN PROCESS.
(2) CALLABLE SECURITIES ARE SHOWN AT THEIR LIKELY CALL DATES BASED ON MANAGEMENT'S ESTIMATES AT MARCH 31, 2000.

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

              SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Financial Condition

Total assets at March 31, 2000 were $304.8 million; an increase of $50.1 million or 19.7% from March 31, 1999. This increase was the result of an increase in net loans receivable and, to a lesser extent, an increase in investment securities.

Total net loans receivable were $193.0 million at March 31, 2000; an increase of $41.0 million or 26.7% from the prior year. Residential real estate loans increased $32.7 million to $98.2 million at March 31, 2000 as mortgage rates increased during the year which caused an increase in the amount of adjustable rate loans that are held in portfolio versus fixed rate mortgages that are sold to investors. Security Federal sells virtually all its fixed rate mortgages, while retaining its adjustable rate mortgages originated. Consumer loans increased nominally by $88,000. Commercial business and commercial real estate loans increased to $62.1 million at fiscal year end from $52.3 million at March 31, 1999; an increase of $9.7 million or 18.6%. Loans held for sale decreased $309,000 at March 31, 2000 from one year earlier.

Real estate acquired in settlement of loans (REO) increased $178,000 to $332,000 at March 31, 2000 from $154,000 at fiscal year end 1999. REO at March 31, 2000 consisted primarily of single-family homes. Real estate acquired for development decreased by $16,000 or 2.9% at March 31, 2000 from the prior year.

Non-accrual loans totaled $890,000 at March 31, 2000 compared to $1.2 million a year earlier. The Bank classifies all loans as non-accrual when they become 90 days or more delinquent. The Bank had three loans totaling $784,000 at March 31, 2000 that were troubled debt restructurings compared to $706,000 at March 31, 1999. Of the three troubled debt restructurings at March 31, 2000, only one loan of $155,000, a consumer loan partially secured by a single-family dwelling, was more than 90 days delinquent and on a non-accrual status. The other two loans consisted of a $54,000 commercial loan secured by two single-family rental properties and a $397,000 commercial business loan secured by commercial real estate. Those two loans were less than 30 days delinquent at March 31, 2000. All troubled debt restructurings are also considered impaired. At March 31, 2000, the Bank held $897,000 in impaired loans compared to $880,000 at March 31, 1999.

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

Deposits at the Bank increased $12.3 million or 5.7% to $228.8 million at March 31, 2000 from $216.5 million at March 31, 1999. Advances from the Federal Home Loan Bank (FHLB) increased to $50.6 million at March 31, 2000; up from $14.6 million a year earlier, an increase of $36.0 million, in order to fund the Bank's growth in assets. Other borrowed money increased $1.3 million to $2.2 million during the year compared to $869,000 at March 31, 1999.

Total shareholders' equity was $19.8 million at March 31, 2000; an increase of $198,000 or 1.0% compared to $19.6 million a year earlier. The increase was attributable to net income of $2.0 million that was partially offset by a $1.5 million increase in the unrealized net loss on securities available for sale, an increase in the indirect guarantee of the ESOP debt of $187,000, and $135,000 in dividends paid.

              SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Results of Operations

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to higher or lower outstanding balances and the changes due to the volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: 1) changes in rate (changes in rate multiplied by old volume); 2) changes in volume (changes in volume multiplied by old rate); and 3) net change (the sum of the prior columns). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.


                           Fiscal Year 2000 Compared To 1999      Fiscal Year 1999 Compared To 1998
                           ----------------------------------     ---------------------------------
                             Volume       Rate        Net           Volume       Rate        Net
                             ------       ----        ---           ------       ----        ---
                                                         (In Thousands)

Interest-Earning Assets:
Loans: (1)
  Real Estate Loans        $  1,497     $ (437)     $  1,060      $    507      $ (298)     $  209
  Other Loans                   731       (294)          437          (683)         56        (627)
                           --------     ------      --------      --------      ------      ------
Total Loans                   2,228       (731)        1,497          (176)       (242)       (418)
Mortgage-Backed
  Securities (2)              1,187        (12)        1,175           600         (65)        535
Investments (2)                 (57)       (60)         (117)          611         (96)        515
Other Interest-Earning
  Assets                        (53)        (9)          (62)           60           2          62
                           --------     ------      --------      --------      ------      ------
Total Interest-Earning
  Assets                   $  3,305     $ (812)     $  2,493      $  1,095      $ (401)     $  694
                           ========     ======      ========      ========      ======      ======

Interest-Bearing Liabilities:
Deposits:
  Certificate Accounts     $    445     $ (297)     $    148      $    (32)     $   48      $   16
  NOW Accounts                   34       (118)          (84)           31        (102)        (71)
Money Market Accounts           823        (36)          787           744         191         935
Passbook Accounts                27          2            29           (19)          8         (11)
                           --------     ------      --------      --------      ------      ------
Total Deposits                1,329       (449)          880           724         145         869
Borrowings                      907        (47)          860          (170)        (62)       (232)
                           --------     ------      --------      --------      ------      ------
Total Interest-Bearing
  Liabilities                 2,236       (496)        1,740           554          83         637
                           --------     ------      --------      --------      ------      ------
Effect On Net Income       $  1,069     $ (316)     $    753      $    541      $ (484)     $   57
                           ========     ======      ========      ========      ======      ======

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

                                                Averages For Fiscal Years Ended March 31,
                           ---------------------------------------------------------------------------------
                   Yield/             2000                        1999                        1998
                  Rate At  --------------------------  --------------------------  -------------------------
                 March 31, Average            Yield/   Average            Yield/   Average            Yield/
                   2000    Balance  Interest   Rate    Balance  Interest   Rate    Balance  Interest   Rate
                   ----    -------  --------   ----    -------  --------   ----    -------  --------   ----
                                                          (Dollars in Thousands)
Interest-Earning
Assets:
  Mortgage Loans   7.03%  $ 77,275  $  5,443   7.04%  $ 56,465  $  4,383   7.76%  $ 50,128  $  4,174   8.33%
  Other Loans      9.15%    94,241     8,761   9.30%    86,426     8,324   9.63%    93,552     8,951   9.57%
                   ----   --------  --------   ----   --------  --------   ----   --------  --------   ----
  Total Loans (1)  8.12%   171,516    14,204   8.28%   142,891    12,707   8.89%   143,680    13,125   9.13%
  Mortgage-Backed
   Securities (2)  6.16%    35,009     2,039   5.82%    14,633       864   5.90%     4,599       329   7.15%
  Investments (2)  6.04%    58,296     3,493   5.99%    59,235     3,610   6.09%    49,252     3,095   6.28%
  Other Interest-
   Earning Assets  6.29%     1,376        69   5.01%     2,406       131   5.43%     1,299        69   5.31%
                   ----   --------  --------   ----   --------  --------   ----   --------  --------   ----
Total Interest-
  Earning Assets   7.44%  $266,197  $ 19,805   7.44%  $219,165  $ 17,312   7.90%  $198,830  $ 16,618   8.36%
                   ====   ========  ========   ====   ========  ========   ====   ========  ========   ====
Interest-Bearing
Liabilities:
  Certificate
    Accounts       5.41%  $104,978  $  5,355   5.10%  $ 96,512  $  5,207   5.40%  $ 97,093  $  5,191   5.35%
  NOW Accounts     1.09%    40,081       418   1.04%    37,402       502   1.34%    35,440       573   1.62%
  Money Market
   Accts.          4.60%    52,589     2,409   4.58%    34,696     1,622   4.68%    18,128       687   3.79%
  Passbook
   Accounts        2.50%    12,890       318   2.47%    11,806       289   2.45%    12,562       300   2.39%
                   ----   --------  --------   ----   --------  --------   ----   --------  --------   ----
  Total Interest-
   Bearing
   Accounts        4.18%   210,538     8,500   4.04%   180,416     7,620   4.22%   163,223     6,751   4.14%
  Other Bor-
   rowings         5.57%     1,534        74   4.82%       369        15   4.07%       171        10   5.85%
  FHLB Advances    5.99%    31,909     1,804   5.65%    16,958     1,003   5.91%    20,252     1,240   6.12%
                   ----   --------  --------   ----   --------  --------   ----   --------  --------   ----
Total Interest-
  Bearing
  Liabilities      4.54%  $243,981  $ 10,378   4.25%  $197,743  $  8,638   4.37%  $183,646  $  8,001   4.36%
                   ====   ========  ========   ====   ========  ========   ====   ========  ========   ====


Net Interest Income                 $  9,427                    $  8,674                    $  8,617
                                    ========                    ========                    ========
Interest Rate
  Spread           2.90%                       3.19%                      3.53%                        4.00%
                   ====                        ====                       ====                         ====
Net Yield On
  Earning Assets                               3.54%                      3.96%                        4.33%
                                               ====                       ====                         ====

(1)  INTEREST ON NON-ACCRUAL LOANS IS NOT INCLUDED IN INCOME, ALTHOUGH THEIR LOAN BALANCES ARE INCLUDED IN
     AVERAGE LOANS OUTSTANDING.

(2)  SECURITIES AVAILABLE FOR SALE ARE COMPUTED USING THEIR HISTORICAL COST.


              SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

           Comparison of the Years Ended March 31, 2000 and 1999

General

The Company earned record net income of $2.0 million for the year ended March 31, 2000, an increase of $215,000 or 11.9% over earnings of $1.8 million for the year ended March 31, 1999. This marked the third consecutive year of record earnings and the fourth consecutive year for record operating earnings. The primary reason for the increased earnings was an increase in net interest income and a decrease in general and administrative expenses, offset partially by a decrease in other income.

Net Interest Income

Net interest income increased $753,000 to $9.4 million in fiscal 2000 compared to $8.7 million in fiscal 1999 despite a 42 basis point decline in the net yield on interest-earning assets. The increase was accomplished by increasing the average of total loans by $28.6 million in fiscal 2000. The Bank has also been successful in attracting demand, money market, and savings accounts.

Interest income on loans increased $1.5 million as residential real estate loans and commercial loans both increased during the year. The yield of the loan portfolio during fiscal 2000 decreased 61 basis points as residential real estate loans, which are generally the lowest yielding loans in the portfolio, grew faster than commercial and consumer loans. Interest income on investment securities, mortgage-backed securities, and other securities increased $1.0 million during fiscal 2000. The yield during the year decreased 12 basis points, but the average balance of the investment portfolio increased $18.4 million.

Interest expense on deposits increased $881,000 during the year ended March 31, 2000 compared to the year ended March 31, 1999. The average of interest bearing deposits increased $30.1 million as the average cost of those deposits decreased four basis points during the year. Interest expense on FHLB advances and other borrowings increased $860,000 during fiscal 2000 due to the average amount of borrowings increasing $16.1 million. The average cost of borrowings decreased 26 basis points comparing fiscal 2000 to fiscal 1999.

Provision for Loan Losses

The Company's provision for loan losses increased $150,000 to $750,000 during the year ended March 31, 2000. The amount of the provision is determined by Management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $890,000 at March 31, 2000 compared to $1.2 million at March 31, 1999. Net charge-offs were $344,000 in fiscal 2000 compared to $397,000 in fiscal 1999. The ratio of the allowance for loan losses to total loans at March 31, 2000 was 1.09% compared to 1.12% at March 31, 1999. Management believes the allowance for loan losses is adequate based on Management's estimates of the losses inherent in the loan portfolio, although there can be no guarantee as to these estimates. In addition, bank regulatory agencies may require additions to the allowance for loan losses based on their judgments and estimates as part of their examination process.

Other Income

Other income decreased $345,000 or 13.1% from $2.6 million during fiscal 1999 to $2.3 million during fiscal 2000. Gain on sale of loans decreased $413,000 to $257,044 during fiscal 2000 compared to $669,757 during fiscal 1999 due to the mix of single-family mortgages shifting to adjustable rate loans, which are held in portfolio, from fixed rate mortgages, which are sold to investors. The origination trend changed due to the increase in mortgage rates during the year. Loan servicing fees declined $35,000 as the portfolio of loans serviced for others decreased. Service fees on deposit accounts increased $232,000 due to an increase in the number of demand deposit accounts. Income from real estate operations decreased $38,000. Other miscellaneous income decreased $96,000 or 14.4% during fiscal 2000 due primarily to a decrease in the net gain on sale of REO.

General and Administrative Expenses

General and administrative expenses decreased $117,000 or 1.5% to $7.8 million during the year ended March 31, 2000 compared to $7.9 million during the same period one year earlier. Salaries and employee benefits increased $100,000 or 2.5% due to normal annual salary adjustments. Occupancy expense increased $30,000 or 6.0%. Advertising expense decreased $169,000 during fiscal 2000. Depreciation and maintenance of equipment expense increased $88,000 or 11.0% as new ancillary software and personal computers were purchased in preparation for the year 2000. Other miscellaneous expenses encompassing REO expense, legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses decreased $165,000 or 9.8% during fiscal 2000.

              SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Income Taxes

Income taxes increased $159,000 during the year ended March 31, 2000 compared to the year ended March 31, 1999 due to an increase in taxable income. The effective tax rate was 35% for fiscal 2000 and 34% for fiscal 1999.

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

Net Interest Income

Net interest income increased $57,000 to $8.7 million in fiscal 1999 compared to $8.6 million in fiscal 1998 despite a 37 basis point decline in the net yield on interest-earning assets. The increase was accomplished by an average increase in interest-earning assets of $20.3 million while interest-bearing liabilities increased on average only $14.1 million. The Bank has been successful in attracting demand deposits and utilizing a strategy of attracting money market accounts and arbitraging those funds into investments and mortgage-backed securities.

Interest income on loans decreased $418,000 or 3.2% during fiscal 1999 because of a 24 basis point decline in the average yield on loans during the year as balances remained fairly constant on average. Interest income on investment securities, mortgage-backed securities, and other securities increased $1.1 million to $4.6 million during fiscal 1999 due to the previously mentioned arbitrage. The overall average yield in the total investment portfolio decreased 29 basis points to an average yield of 6.04% during fiscal 1999.

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

Provision for Loan Losses

The provision for loan losses during fiscal 1999 decreased $180,000 to $600,000 due to a decline in net charge-offs in fiscal 1999 and Management's monthly reviews of the loan portfolio. Net charge-offs were $397,000 in fiscal 1999 compared to $1.0 million in fiscal 1998. The ratio of the allowance for loan losses to total loans at March 31, 1999 was 1.14% compared to 1.09% at March 31, 1998. Based on its reviews of the loan portfolio, Management believes the allowance for loan losses is adequate based on Management's estimates of losses inherent in the loan portfolio, although there can be no guarantee as to these estimates. In addition, bank regulatory agencies may require additions to the allowance for loan losses based on their judgments and estimates as part of their examination process.

Other Income

Other income increased $637,000 or 31.8% from $2.0 million in fiscal 1998 to $2.6 million in fiscal 1999. Gain on sale of loans increased $475,000 to $670,000 during fiscal 1999 compared to $195,000 during fiscal 1998 due to the hiring of two additional mortgage loan originators and increased loan refinancing due to lower mortgage rates. The Bank sells the majority of its fixed rate mortgages. Loan servicing fees decreased $21,000 or 6.0% as the majority of new production fixed rate loans are sold with servicing released. Service fees on deposit accounts grew $16,000 or 1.9% due to the growth in the number of demand deposits. Income from real estate operations increased $5,000 or 4.6%. Other miscellaneous income consisting of net gains on sales of REO's, credit life insurance commissions, discount brokerage and annuity sales commissions, and other miscellaneous fees increased $177,000 during fiscal 1999 due to increases in the gain on the sale of REO and on annuity sales commissions.

              SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

     Comparison of the Years Ended March 31, 1999 and 1998, Continued

General and Administrative Expenses

General and administrative expenses increased $742,000 or 10.3% to $8.0 million during fiscal 1999 compared to $7.2 million during fiscal 1998 due to increases in salaries and employee benefits and depreciation and maintenance of equipment expenses. Salaries and employee benefits expense grew $564,000 or 16.0% due to an increase of staff in customer service positions and an increase in staffing to handle the increase in the volume of mortgage loans. Occupancy expense increased $25,000 or 5.4% as the Clearwater Banking Center was remodeled and new quarters for the Auditing and Purchasing Departments were renovated and occupied during the year. Advertising expense and amortization of intangible expenses were virtually the same in both fiscal 1998 and 1999. Depreciation and maintenance of equipment expense increased $83,000 or 11.4% as certain systems and equipment were upgraded. Federal Deposit Insurance Corporation (FDIC) insurance premiums increased $2,100 or 2.7% during the year. Other miscellaneous expenses such as REO expense; legal, professional, and consulting expenses; stationery and office supplies; and other sundry expenses decreased $67,000 or 4.1% during the period.

Income Taxes

Income taxes increased $39,000 or 4.3% to $947,000 in the year ended March 31, 1999 compared to $908,000 expensed in fiscal 1998 as a result of an increase in taxable income. The effective tax rate was 34% for 1999 and 35% for 1998.

              SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Regulatory Capital

The following table reconciles the Bank's shareholders' equity to its various regulatory capital positions:

                                                             March 31,
                                                     ----------------------
                                                       2000          1999
                                                     --------      --------
                                                          (In Thousands)
     Shareholders' Equity (1) (2)                    $ 21,043      $ 19,007
     Reduction For Goodwill And Other Intangibles       1,116         1,581
                                                     --------      --------
     Tangible Capital                                  19,927        17,426
                                                     --------      --------
     Qualifying Core Deposit Intangibles                  559           664
     Core Capital                                      20,486        18,090
                                                     --------      --------
     Supplemental Capital                               2,121         1,715
     Less Assets Required To Be Deducted                  103             -
                                                     --------      --------
     Total Risk-Based Capital                        $ 22,504      $ 19,805
                                                     ========      ========

(1) FOR 2000 AND 1999, INCLUDES UNREALIZED LOSSES OF $1,629,000 AND $128,000, RESPECTIVELY ON AVAILABLE FOR SALE SECURITIES..

(2) FOR 2000 AND 1999, EXCLUDES EQUITY OF SECURITY FEDERAL CORPORATION, THE PARENT.

The following table compares the Bank's capital levels relative to regulatory requirements at March 31, 2000:


                          Amount   Percent   Actual  Actual   Excess  Excess
                         Required  Required  Amount  Percent  Amount  Percent
                         --------  --------  ------  -------  ------  -------
                                        (Dollars in Thousands)

     Tangible Capital    $ 6,097     2.0%   $19,927   6.5%    $13,830  4.5%
     Tier 1 Leverage
       (Core) Capital     12,216     4.0%    20,486   6.7%      8,270  2.7%
     Tier 1 Risk-Based
       (Core) Capital      7,227     4.0%    20,486  11.3%     13,259  7.3%
     Total Risk-Based
       Capital           $14,453     8.0%   $22,504  12.5%    $ 8,051  4.5%


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

The principal use of the Bank's funds is the origination of mortgages and other loans and the purchase of investments and mortgage-backed securities. Loan originations were $102.5 million in fiscal 2000 compared to $87.7 million in fiscal 1999 and $49.3 million in fiscal 1998. Purchases of investments and mortgage-backed securities were $30.4 million in fiscal 2000 compared to $69.4 million in fiscal 1999 and $54.9 million in fiscal 1998.

Outstanding loan commitments for which the Bank has not obtained prior commitments to purchase from other institutional investors amounted to $1.4 million at March 31, 2000 compared to $514,000 at March 31, 1999. In addition, unused lines of credit on home equity loans, credit cards, and other loans amounted to $23.5 million at March 31, 2000. Management does not anticipate that the percentage of funds drawn on unused lines of credit will increase substantially over amounts currently utilized. Funding of undisbursed loans-in-process of $7.8 million at March 31, 2000 and commitments to originate loans and future advances on lines of credit are expected to be provided from loan amortizations and prepayments, deposit inflows, and short-term borrowing capacity.

              SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

The Bank is required under applicable Federal regulations to maintain a liquidity ratio at specified levels that are subject to change. Currently, a minimum of 4.0% of the combined total of deposits and certain borrowings must be maintained in the form of cash or eligible investments. At March 31, 2000, the Bank's liquidity ratio was approximately 31%. Management believes that liquidity during fiscal 2000 can be met through the Bank's deposit base and borrowing ability and from maturing investments. See "Consolidated Statements of Cash Flows" in the consolidated financial statements.

Accounting and Reporting Changes

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB issue SFAS No. 137, "Accounting
for Derivative Instruments and Hedging Activities   Deferral of the Effective
Date of FASB Statement No. 133." SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.
The Company does not believe the provisions of SFAS No. 133 will have a significant impact on the financial statements upon adoption.

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

Year 2000 Considerations

The Company experienced no problems with the century date rollover to January 1, 2000. All computer and related systems were monitored and are operating normally for the year 2000. These systems will continued to be monitored during the year 2000 and beyond.

                (Letterhead of Elliott, Davis & Company, LLP)

              Report of Independent Certified Public Accountants


Shareholders and Board of Directors
Security Federal Corporation and Subsidiaries
Aiken, South Carolina

     We have audited the accompanying consolidated balance sheets of Security Federal Corporation and Subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Federal Corporation and Subsidiaries as of March 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with generally accepted accounting principles.

                                       /s/ Elliott, Davis & Company, LLP

Elliott, Davis & Company, L.L.P.
Greenville, South Carolina
May 24, 2000

              SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                      Consolidated Balance Sheets

                                                            March 31,
                                                  --------------------------
                                                       2000          1999
                                                  ------------  ------------

ASSETS:
Cash And Cash Equivalents                         $  7,416,702  $  6,951,347
Investment And Mortgage-Backed Securities:
  Available For Sale: (Amortized Cost of
    $91,446,235 and $82,240,153 at March
    31, 2000 and 1999, Respectively)                88,820,651    82,035,772
  Held To Maturity: (Market Value of $2,634,400
    and $3,579,500 at March 31, 2000 and 1999,
    Respectively)                                    2,710,103     3,532,863
                                                  ------------  ------------
Total Investment And Mortgage-Backed Securities     91,530,754    85,568,635
                                                  ------------  ------------
Loans Receivable, Net:
  Held For Sale                                      1,295,676     1,604,300
  Held For Investment: (Net of Allowance of
    $2,120,767 and $1,715,068 at March 31, 2000
    and 1999, Respectively)                        191,704,890   150,381,301
                                                  ------------  ------------
Total Loans Receivable, Net                        193,000,566   151,985,601
                                                  ------------  ------------
Accrued Interest Receivable:
  Loans                                                963,219       657,153
  Mortgage-Backed Securities                           204,003       146,739
  Investments                                          761,428       803,696
                                                  ------------  ------------
Total Accrued Interest Receivable                    1,928,650     1,607,588
                                                  ------------  ------------
Premises And Equipment, Net                          4,284,693     4,198,774
Federal Home Loan Bank Stock, At Cost                2,605,600     1,245,000
Real Estate Acquired In Settlement Of Loans            332,000       154,143
Real Estate Held For Development And Sale              535,878       552,111
Other Assets                                         3,167,115     2,454,724
                                                  ------------  ------------
Total Assets                                      $304,801,958  $254,717,923
                                                  ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Deposit Accounts                                $228,823,331  $216,532,683
  Advances From Federal Home Loan Bank              50,611,000    14,600,000
  Other Borrowings                                   2,210,500       869,270
  Advance Payments By Borrowers For Taxes
    And Insurance                                      373,660       274,067
  Other Liabilities                                  3,024,766     2,881,461
                                                  ------------  ------------
Total Liabilities                                  285,043,257   235,157,481
                                                  ------------  ------------
Shareholders' Equity:
  Serial Preferred Stock, $.01 Par Value;
    Authorized 200,000 Shares; Issued And
    Outstanding, None                                        -             -
  Common Stock, $.01 Par Value; Authorized
    5,000,000 Shares, Issued And Outstanding
    Shares, 838,524 at March 31, 2000;
    Authorized 1,000,000 Shares, Issued And
    Outstanding Shares, 842,120 at March 31, 1999        8,421         8,421
  Additional Paid-In Capital                         3,993,733     3,993,733
  Indirect Guarantee Of Employee Stock Ownership
    Trust Debt                                        (186,803)            -
  Accumulated Other Comprehensive Loss              (1,629,150)     (127,738)
  Retained Earnings, Substantially Restricted       17,572,500    15,686,026
                                                  ------------  ------------
Total Shareholders' Equity                          19,758,701    19,560,442
                                                  ------------  ------------
Total Liabilities And Shareholders' Equity        $304,801,958  $254,717,923
                                                  ============  ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                   Consolidated Statements of Income

                                         For the Years Ended March 31,
                                    ----------------------------------------
                                        2000          1999         1998
                                    ------------  ------------  ------------

Interest Income:
  Loans                             $ 14,204,384  $ 12,707,359  $ 13,125,227
  Mortgage-Backed Securities           2,038,716       863,443       328,948
  Investment Securities                3,493,565     3,610,039     3,095,035
  Other                                   68,696       130,669        68,530
                                    ------------  ------------  ------------
Total Interest Income                 19,805,361    17,311,510    16,617,740
                                    ------------  ------------  ------------
Interest Expense:
  NOW And Money Market Accounts        2,827,007     2,124,348     1,260,074
  Passbook Accounts                      318,378       288,950       300,461
  Certificate Accounts                 5,355,057     5,206,502     5,190,929
  Advances And Other Borrowed Money    1,877,812     1,018,022     1,249,508
                                    ------------  ------------  ------------
Total Interest Expense                10,378,254     8,637,822     8,000,972
                                    ------------  ------------  ------------
  Net Interest Income                  9,427,107     8,673,688     8,616,768
  Provision For Loan Losses              750,000       600,000       780,000
                                    ------------  ------------  ------------
Net Interest Income After
  Provision For Loan Losses            8,677,107     8,073,688     7,836,768
                                    ------------  ------------  ------------
Other Income:
  Gain On Sale Of Investment
    Securities                             3,896             -        15,423
  Gain On Sale Of Loans                  257,044       669,757       194,844
  Loan Servicing Fees                    291,193       326,424       347,098
  Service Fees On Deposit Accounts     1,106,007       873,716       857,298
  Income From Real Estate Operations      71,117       109,007       104,194
  Other                                  566,742       662,426       485,611
                                    ------------  ------------  ------------
Total Other Income                     2,295,999     2,641,330     2,004,468
                                    ------------  ------------  ------------
General And Administrative Expenses:
  Compensation And Employee Benefits   4,196,630     4,096,201     3,532,201
  Occupancy                              522,392       492,863       467,415
  Advertising                            165,567       334,627       334,091
  Depreciation And Maintenance
    Of Equipment                         895,498       807,042       724,434
  Amortization Of Intangibles            465,240       465,240       465,240
  FDIC Insurance Premiums                 78,743        79,326        77,248
  Other                                1,521,146     1,686,540     1,619,685
                                    ------------  ------------  ------------
Total General And Administrative
  Expenses                             7,845,216     7,961,839     7,220,314
                                    ------------  ------------  ------------
Income Before Income Taxes             3,127,890     2,753,179     2,620,922
Provision For Income Taxes             1,106,677       947,430       908,293
                                    ------------  ------------  ------------
Net Income                          $  2,021,213  $  1,805,749  $  1,712,629
                                    ============  ============  ============
Net Income Per Common Share (Basic) $       2.41  $       2.14  $       2.04
                                    ============  ============  ============
Net Income Per Common Share
  (Diluted)                         $       2.39  $       2.13  $       2.04
                                    ============  ============  ============
Cash Dividend Per Share On
  Common Stock                      $        .16  $        .14  $        .12
                                    ============  ============  ============
Weighted Average Shares
  Outstanding (Basic)                    840,322       842,120       837,546
                                    ============  ============  ============
Weighted Average Shares
  Outstanding (Diluted)                  847,099       845,844       839,996
                                    ============  ============  ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

            Consolidated Statements of Shareholders' Equity
           For the Years Ended March 31, 2000, 1999 and 1998



                                            Additional     Accumulated Other
                                Common        Paid-In        Comprehensive       Retained
                                 Stock        Capital         Income/Loss        Earnings       Total
                            -----------     -----------       -----------       -----------   -----------

Balance At March 31, 1997   $     4,171     $ 3,958,603       $  (166,872)      $12,386,127   $16,182,029
Net Income                            -               -                 -         1,712,629     1,712,629
Other Comprehensive Income,
Net Of Tax:
  Unrealized Holding Gains
   On Securities Available
   For Sale                           -               -           252,610                 -       252,610
  Reclassification Adjustment
   For Gains Included In
   Net Income                         -               -           (10,025)                -       (10,025)
                                                                                              -----------
Comprehensive Income                  -               -                 -                 -     1,955,214
Exercise Of Stock Options            40          39,340                 -                 -        39,380
Cash Dividends                        -               -                 -          (100,582)     (100,582)
                            -----------     -----------       -----------       -----------   -----------
Balance At March 31, 1998   $     4,211     $ 3,997,943       $    75,713       $13,998,174   $18,076,041
                            ===========     ===========       ===========       ===========   ===========



                                            Additional     Accumulated Other
                                Common        Paid-In        Comprehensive       Retained
                                 Stock        Capital         Income/Loss        Earnings       Total
                            -----------     -----------       -----------       -----------   -----------
Balance At March 31, 1998   $     4,211     $ 3,997,943       $    75,713       $13,998,174   $18,076,041
Net Income                            -               -                 -         1,805,749     1,805,749
Other Comprehensive Income,
Net Of Tax:
  Unrealized Holding Losses
   On Securities Available
   For Sale                           -               -          (203,451)                -      (203,451)
  Reclassification Adjustment
   For Gains Included In Net
   Income                             -               -                 -                 -             -
                                                                                              -----------
Comprehensive Income                  -               -                 -                 -     1,602,298
2-For-1 Stock Split               4,210          (4,210)                -                 -             -
Cash Dividends                        -               -                 -          (117,897)     (117,897)
                            -----------     -----------       -----------       -----------   -----------
Balance At March 31, 1999   $     8,421     $ 3,993,733       $  (127,738)      $15,686,026   $19,560,442
                            ===========     ===========       ===========       ===========   ===========

                                        Additional    Indirect    Accumulated Other
                             Common      Paid-In     Guarantee     Comprehensive    Retained
                              Stock      Capital    of ESOP Debt    Income/Loss     Earnings     Total
                            --------   -----------   ----------     -----------   -----------  -----------

Balance At March 31, 1999   $  8,421   $ 3,993,733   $              $  (127,738)  $15,686,026  $19,560,442
Net Income                         -             -            -               -     2,021,213    2,021,213
Other Comprehensive
Income, Net Of Tax:
  Unrealized Holding Losses
    On Securities Available
    For Sale                       -             -            -      (1,498,841)            -   (1,498,841)
  Reclassification Adjust-
    ment For Gains Included
    In Net Income                  -             -            -          (2,571)            -       (2,571)
                                                                                               -----------
Comprehensive Income               -             -            -               -             -      519,801
Increase in Indirect
  Guarantee of ESOP Debt           -             -     (186,803)              -             -     (186,803)
Cash Dividends                     -             -            -               -      (134,739)    (134,739)
                            --------   -----------   ----------     -----------   -----------  -----------
Balance At March 31, 2000   $  8,421   $ 3,993,733   $ (186,803)    $(1,629,150)  $17,572,500  $19,758,701
                            ========   ===========   ==========     ===========   ===========  ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows

                                           For the Years Ended March 31,
                                    ----------------------------------------
                                          2000         1999        1998
                                    ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                          $  2,021,213  $  1,805,749  $  1,712,629
Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating
 Activities:
   Depreciation                          783,805       658,035       633,347
   Amortization Of Intangibles           465,240       465,240       465,240
   Discount Accretion And Premium
     Amortization                        144,460        16,741       (48,562)
   Provisions For Losses On Loans
     And Real Estate                     750,000       600,000       780,000
   Gain On Sales Of Loans               (257,044)     (669,757)     (194,844)
   Gain On Sales Of Investment
     Securities                           (3,896)            -       (15,423)
   Gain On Sale Of Real Estate           (60,834)     (252,559)     (203,394)
   Amortization Of Deferred Fees
     On Loans                             (3,859)     (198,055)     (111,528)
   Loss On Disposition Of Premises
     And Equipment                         6,538         9,479        30,634
   Proceeds From Sale Of Loans
     Held For Sale                    17,184,431    34,395,529    11,447,131
   Origination Of Loans For Sale     (16,618,763)  (34,097,891)  (12,273,256)
   (Increase) Decrease In Accrued
     Interest Receivable:
        Loans                           (306,066)       79,048        84,529
        Mortgage-Backed Securities       (57,264)     (111,045)        3,215
        Investments                       42,268       (42,291)     (398,296)
   Increase  In Advance Payments
     By Borrowers                         99,593         7,939        21,679
   Other, Net                           (301,338)     (227,310)      (14,838)
                                    ------------  ------------  ------------
   Net Cash Provided By Operating
      Activities                    $  3,888,484  $  2,438,852  $  1,918,263
                                    ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase Of Mortgage-Backed
  Securities Available For Sale     $(17,409,175) $(27,926,399) $          -
Principal Repayments On Mortgage-
  Backed Securities Available
  For Sale                             6,580,795     3,080,957             -
Principal Repayments On Mortgage-
  Backed Securities Held To Maturity     750,408     1,155,200       424,192
Purchase Of Investment Securities
  Available For Sale                 (13,006,730)  (41,481,782)  (54,916,778)
Maturities Of Investment Securities
  Available For Sale                  11,985,716    38,532,104    22,000,000
Maturities Of Investment Securities
  Held To Maturity                        71,115     3,541,227     4,121,951
Proceeds From Sales Of Investment
  Securities Available For Sale        2,503,985             -     2,982,969
Purchase Of FHLB Stock                (1,734,200)            -      (695,200)
Redemption Of FHLB Stock                 373,600       103,600       132,300
(Increase) Decrease In Loans
  Receivable                         (42,357,135)  (14,963,098)    9,038,131
Investment In Real Estate Held
  For Development                       (689,318)     (425,675)     (306,052)

Proceeds From Sale Of Real Estate
  Held For Development                   776,668       606,350       627,280
Proceeds From Sale Of Real Estate
  Acquired Through Foreclosure            99,265       826,683       367,156
Purchase And Improvement Of Premises
  And Equipment                         (888,372)   (1,045,528)     (539,592)
Proceeds From Sale Of Premises
  and Equipment                           12,110         7,000             -
                                    ------------  ------------  ------------
Net Cash Used By Investing
  Activities                        $(52,931,268) $(37,989,361) $(16,763,643)
                                    ------------  ------------  ------------

                                                                (Continued)

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

              Consolidated Statements of Cash Flows, Continued



                                           For the Years Ended March 31,
                                    ----------------------------------------
                                          2000         1999        1998
                                    ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase In Deposit Accounts      $ 12,290,648  $ 34,746,735  $ 13,725,090
  Proceeds From FHLB Advances        143,350,000    78,600,000   133,785,000
  Repayment Of FHLB Advances        (107,339,000)  (76,126,000) (135,773,000)
  Proceeds From Other Borrowings       1,375,995       820,374             -
  Repayment Of Other Borrowings          (34,765)      (80,037)      (75,464)
  Dividends To Shareholders             (134,739)     (117,897)     (100,582)
  Proceeds From Exercise Of Stock
    Options                                    -             -        39,380
                                    ------------  ------------  ------------
Net Cash Provided By Financing
  Activities                        $ 49,508,139  $ 37,843,175  $ 11,600,424
                                    ------------  ------------  ------------
Net Increase (Decrease) In Cash
  And Cash Equivalents                   465,355     2,292,666    (3,244,956)
Cash And Cash Equivalents At
  Beginning Of Year                    6,951,347     4,658,681     7,903,637
                                    ------------  ------------  ------------
Cash And Cash Equivalents At End
  Of Year                           $  7,416,702  $  6,951,347  $  4,658,681
                                    ============  ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash Paid During The Period For:
  Interest                          $ 10,592,614  $  8,657,187  $  7,766,909
                                    ============  ============  ============
  Income Taxes                      $  1,216,350  $  1,067,586  $    816,500
                                    ============  ============  ============
Supplemental Schedule Of Non
  Cash Transactions:
    Additions To Real Estate
      Acquired Through Fore-
      closure, Net                  $    287,405  $    672,104  $    381,117
                                    ============  ============  ============
    (Increase) Decrease In
      Unrealized Net Loss On
      Securities Available For
      Sale, Net Of Taxes            $ (1,501,412) $   (203,451) $    242,585
                                    ============  ============  ============

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

     (a)  Basis of Consolidation and Nature of Operations
     ----------------------------------------------------
     The accompanying consolidated financial statements include the accounts of Security Federal Corporation (the "Company") and its wholly owned subsidiary, Security Federal Bank (the "Bank") and the Bank's wholly owned subsidiary, Security Financial Services Corporation ("SFSC"). The Bank is primarily engaged in the business of accepting savings and demand deposits and originating mortgage loans and other loans to individuals and small businesses for various personal and commercial purposes. SFSC consists primarily of investment brokerage services. Also included in the consolidation is a real estate partnership.

     (b)  Cash and Cash Equivalents
     ------------------------------
     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing balances in other banks, and federal funds sold. Cash equivalents have maturities of three months or less.

     (c)  Investment and Mortgage-Backed Securities
     ----------------------------------------------
     Investment securities, including mortgage-backed securities, are classified in one of three categories: held to maturity, available for sale, or trading. Management determines the appropriate classification of debt securities at the time of purchase.

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

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

(1)  Significant Accounting Policies, Continued
     ------------------------------------------
     (d)     Allowance for Loan Losses
     ---------------------------------
     The Company provides for loan losses using the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to the allowance for loan losses. Additions to the allowance for loan losses are provided by charges to operations based on various factors which, in Management's judgment, deserve current recognition in estimating possible losses. Such factors considered by Management include the fair value of the underlying collateral; stated guarantees by the borrower, if applicable; the borrower's ability to repay from other economic resources; growth and composition of the loan portfolios; the relationship of the allowance for loan losses to outstanding loans; loss experience; delinquency trends; and general economic conditions. Management evaluates the carrying value of the loans periodically and the allowance is adjusted accordingly. While Management uses the best information available to make evaluations, future adjustment to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making these evaluations. Allowances for loan losses are subject to periodic evaluations by various regulatory authorities and may be subject to adjustments based upon the information that is available at the time of their examinations.

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

     (f)     Real Estate Acquired in Settlement of Loans (REO)
             -------------------------------------------------
     REO represents real estate acquired through foreclosure and is initially recorded at the lower of cost (principal balance of the former mortgage loan less any specific valuation allowances) or estimated fair value less costs to sell. Subsequent improvements are capitalized. Costs of holding real estate, such as property taxes, insurance, general maintenance and interest expense, are expensed as a period cost. Fair values are reviewed regularly and allowances for possible losses are established when the carrying value of the real estate owned exceeds the fair value less estimated costs to sell. Fair values are generally determined by reference to an outside appraisal.

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

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

(1)  Significant Accounting Policies, Continued
     ------------------------------------------
     (h)     Premises and Equipment
             ----------------------
     Premises and equipment are carried at cost, net of accumulated depreciation. Depreciation of premises and equipment is amortized on a straight-line method over the estimated useful life of the related asset. Estimated lives are 7-30 years for buildings and improvements and generally 5-10 years for furniture, fixtures and equipment.

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

     (p)     Recently Issued Accounting Standards
             ------------------------------------
     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB issue SFAS No.
137, "Accounting for Derivative Instruments and Hedging Activities   Deferral
of the Effective Date of FASB Statement No. 133." SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not believe the provisions of SFAS No. 133 will have a significant impact on the financial statements upon adoption.

     (q)     Reclassifications
             -----------------
     Certain amounts in prior years' consolidated financial statements have been reclassified to conform to current year classifications.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

(2)  Investment and Mortgage-Backed Securities, Available for Sale
     -------------------------------------------------------------
     The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

                                        March 31, 2000
                       -----------------------------------------------------
                                         Gross        Gross
                         Amortized    Unrealized    Unrealized
                            Cost         Gains        Losses      Fair value
                       -----------   -----------   -----------   -----------

U.S. Treasury Notes    $   999,613   $     1,017   $         -   $ 1,000,630
FHLB Securities         42,776,873             -     1,292,682    41,484,191
Federal Farm Credit
  Securities             9,957,106             -       240,856     9,716,250
FHLMC Bond               2,049,882             -        85,196     1,964,686
Mortgage-Backed
  Securities            35,662,761         1,293     1,009,160    34,654,894
                       -----------   -----------   -----------   -----------
                       $91,446,235   $     2,310   $ 2,627,894   $88,820,651
                       ===========   ===========   ===========   ===========

                                        March 31, 1999
                       -----------------------------------------------------
                                         Gross        Gross
                         Amortized    Unrealized    Unrealized
                            Cost         Gains        Losses      Fair value
                       -----------   -----------   -----------   -----------

U.S. Treasury Notes    $ 5,003,025   $    50,570   $         -   $ 5,053,595
FHLB Securities         43,466,550        95,568       204,167    43,357,951
Federal Farm Credit
  Securities             7,993,230        19,235        26,907     7,985,558
FHLMC Bond                 996,204             -        33,414       962,790
Mortgage-Backed
  Securities            24,781,144        23,850       129,116    24,675,878
                       -----------   -----------   -----------   -----------
                       $82,240,153   $   189,223   $   393,604   $82,035,772
                       ===========   ===========   ===========   ===========

     The amortized cost and fair value of investment and mortgage-backed securities available for sale at March 31, 2000 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties.

                                       Amortized Cost   Fair value
                                       --------------   ----------
     Less Than 1 Year                  $  4,990,531   $  4,980,170
     1 - 5 Years                         29,439,777     28,649,726
     More Than 5 Years                   21,353,166     20,535,861
     Mortgage-Backed Securities          35,662,761     34,654,894
                                       ------------   ------------
                                       $ 91,446,235   $ 88,820,651
                                       ============   ============

At March 31, 2000, investment and mortgage-backed securities available for sale of $5,256,000 were pledged as collateral for certain deposit accounts.

The Bank sold no securities in fiscal 1999. The Bank received $2,504,000 and $2,983,000 proceeds from sales of available for sale securities with approximately $3,900 and $15,400 recorded in gross gains and no gross losses in the years ending March 31, 2000 and 1998, respectively.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

(3)  Investment and Mortgage-Backed Securities, Held to Maturity
     -----------------------------------------------------------
     The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

                                        March 31, 2000
                       -----------------------------------------------------
                                         Gross        Gross
                         Amortized    Unrealized    Unrealized
                            Cost         Gains        Losses      Fair value
                       -----------   -----------   -----------   -----------

FNMA Securities        $   265,707   $     3,034   $         -   $   268,741
Mortgage-Backed
  Securities             2,444,396         2,966        81,703     2,365,659
                       -----------   -----------   -----------   -----------
                       $ 2,710,103   $     6,000   $    81,703   $ 2,634,400
                       ===========   ===========   ===========   ===========

                                        March 31, 1999
                       -----------------------------------------------------
                                         Gross        Gross
                         Amortized    Unrealized    Unrealized
                            Cost         Gains        Losses      Fair value
                       -----------   -----------   -----------   -----------

FNMA Securities        $   336,822   $       542   $         -   $   337,364
Mortgage-Backed
  Securities             3,196,041        46,652           557     3,242,136
                       -----------   -----------   -----------   -----------
                       $ 3,532,863   $    47,194   $       557   $ 3,579,500
                       ===========   ===========   ===========   ===========

     The amortized cost and fair value of investment and mortgage-backed securities held to maturity at March 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities due to call features on certain investments.

                                    Amortized Cost    Fair value
                                    --------------    ----------

     Less Than 1 Year               $           -    $           -
     1 - 5 Years                                -                -
     More Than 5 Years                    265,707          268,741
     Mortgage-Backed Securities         2,444,396        2,365,659
                                    -------------    -------------
                                    $   2,710,103    $   2,634,400
                                    =============    =============

     At March 31, 2000, investment and mortgage-backed securities held to maturity of $2,233,000 were pledged as collateral for certain deposit accounts.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

(4)  Loans Receivable, Net
     ---------------------
     Loans Receivable, Net, at March 31 consisted of the following:

                                           2000             1999
                                      -------------    -------------

Residential Real Estate Loans         $  98,151,348    $  65,489,233
Consumer Loans                           41,719,221       41,631,602
Commercial Business And Real
  Estate Loans                           62,062,134       52,325,690
Loans Held For Sale                       1,295,676        1,604,300
                                      -------------    -------------
                                      $ 203,228,379    $ 161,050,825
                                      -------------    -------------
Less:
  Allowance For Loan Losses               2,120,767        1,715,068
  Loans In Process                        7,832,280        7,150,607
  Deferred Loan Fees                        274,766          199,549
                                      -------------    -------------
                                         10,227,813        9,065,224
                                      -------------    -------------
Total Loans Receivable, Net           $ 193,000,566    $ 151,985,601
                                      =============    =============

     Changes in the allowance for loan losses for the years ended March 31 are summarized as follows:

                                           2000         1999         1998
                                      -----------   -----------   -----------

Balance At Beginning Of Year          $ 1,715,068   $ 1,512,038   $ 1,767,483
Provision For Loan Losses                 750,000       600,000       780,000
Charge Offs                              (383,466)     (430,116)   (1,293,082)
Recoveries                                 39,165        33,146       257,637
                                      -----------   -----------   -----------
Total Allowance For Loan Losses       $ 2,120,767   $ 1,715,068   $ 1,512,038
                                      ===========   ===========   ===========

     The following table sets forth the amount of the Company's non-accrual loans and the status of the related interest income at March 31.

                                             2000        1999
                                         ----------   -----------

Non-Accrual Loans                        $  890,000   $ 1,182,256
                                         ==========   ===========
Interest Income That Would Have Been
  Recognized Under Original Terms        $   51,802   $   110,403
                                         ==========   ===========

     Loans serviced for others at March 31, 2000, 1999 and 1998, were approximately $54.1 million, $64.0 million, and $79.3 million, respectively.

     At March 31, 2000 and 1999, impaired loans amounted to $897,000 and $880,000, respectively. Losses on impaired loans are accounted for in the allowance for loan loss. For the years ended March 31, 2000 and 1999, the average recorded investment in impaired loans was $1.2 million and $860,000 respectively.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

(5)  Premises and Equipment, Net
     ---------------------------
     Premises and Equipment, Net, at March 31 are summarized as follows:

                                          2000            1999
                                       -----------    -----------

     Land                              $   496,163    $   496,163
     Buildings And Improvements          4,247,498      3,531,942
     Furniture And Equipment             4,129,698      4,222,168
                                       -----------    -----------
                                         8,873,359      8,250,273
     Less Accumulated Depreciation      (4,588,666)    (4,051,499)
                                       -----------    -----------
     Total Premises And Equipment, Net $ 4,284,693    $ 4,198,774
                                       ===========    ===========

     Depreciation expense for the years ended March 31, 2000, 1999, and 1998 was approximately $784,000, $658,000, and $633,000, respectively.

     The Bank has entered into non-cancelable operating leases related to buildings and land. At March 31, 2000, future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows (by fiscal year):

     2001                              $    69,038
     2002                                   45,984
     2003                                   44,998
     2004                                   35,998
     2005                                   35,184
     Thereafter                            241,836
                                       -----------
                                       $   473,038
                                       ===========

     Total rental expense amounted to $69,290, $72,605, and $71,254 for the years ended March 31, 2000, 1999 and 1998, respectively. Five lease agreements with monthly expenses of $2,188, $2,014, $493, $407 and $700 have renewal options of 10, 10, 60, 5, and 20 years, respectively.

(6)  FHLB Stock
     ----------
     By law, every federally insured savings institution is required to invest in FHLB stock. No ready market exists for this stock and it has no quoted fair value. However, because redemption of this stock has been at par, it is carried at cost.

     The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of: 1) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year; or, 2) 1/20th of its advances (borrowings) from the FHLB of Atlanta. The Bank is in compliance with this requirement with an investment in FHLB of Atlanta stock of $2,605,600 as of March 31, 2000.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

(7)  Real Estate Operations
     ----------------------
     The Company participated in two real estate joint ventures; Willow Woods and Currytowne. The Company owns 50% of the Willow Woods partnership and owned 62.5% of the Currytowne partnership as joint ventures. These joint ventures have been consolidated into the Company's financial statements since the Company has voting control in both partnerships. In the latter part of fiscal 1998, the Company liquidated the remaining assets of the Currytowne venture. The Company had $159,000 invested in the Willow Woods partnership at March 31, 2000. Income from real estate operations at March 31 is as follows:

                                           2000         1999         1998
                                      -----------   -----------   -----------
     Real Estate Held For
       Development And Sale:
         Sales                        $   776,668   $   606,350   $   627,280
         Cost Of Sales                    705,551       497,343       523,086
                                      -----------   -----------   -----------
     Gross Profit                          71,117       109,007       104,194
     Other Expenses, Net                   90,994        73,849        64,392
                                      -----------   -----------   -----------
     Net Income (Loss)                $   (19,877)  $    35,158   $    39,802
                                      ===========   ===========   ===========

     The allowance for estimated losses on real estate was $50,000 at March 31, 2000, 1999, and 1998.

     Condensed combined financial information for the joint ventures at March 31 is as follows:

                                                  2000            1999
                                               -----------    -----------

     Real Estate Held For Development, Net     $   585,878    $   552,111
     Other Assets                                   40,689        111,230
     Total Assets                                  626,567        663,341
     Liabilities (Principally A Loan
       Payable To The Company)                     258,167        239,701
                                               -----------    -----------
     Partners' Equity                          $   368,400    $   423,640
                                               ===========    ===========
                                        31

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

(8)  Deposits
     --------
     Deposits outstanding by type of account are summarized as follows:



                                   At March 31, 2000                      At March 31, 1999
                        ------------------------------------    ---------------------------------------
                                      Weighted   Interest Rate                 Weighted   Interest Rate
                            Amount      Rate         Range           Amount       Rate         Range
                        -------------   ----     -----------    ------------      ----      -----------
Checking Accounts       $  58,304,679   0.89%    0.00 - 1.09%   $ 53,435,702      0.84%     0.00 - 1.09%
Money Market Accts.        51,636,465   4.60%    2.20 - 5.13%     49,369,915      4.70%     2.20 - 5.13%
Passbook Accounts          13,203,395   2.50%    0.00 - 3.00%     11,847,962      2.47%     0.00 - 3.00%
                        -------------   ----     -----------    ------------      ----      -----------
Total                   $ 123,144,539   2.62%    0.00 - 5.13%   $114,653,579      2.67%     0.00 - 5.13%
                        -------------   ----     -----------    ------------      ----      -----------

Certificate Accounts:
0.00 - 4.99%            $  15,575,152                           $ 31,100,943
5.00 - 6.99%               90,103,640                             70,640,349
7.00 - 8.99%                        -                                137,812
                        -------------                           ------------
Total                   $ 105,678,792   5.41%    4.12 - 6.97%   $101,879,104      5.18%     4.17 - 7.25%
                        -------------   ----     -----------    ------------      ----      -----------
Total Deposits          $ 228,823,331   3.90%    0.00 - 6.97%   $216,532,683      3.85%     0.00 - 7.25%
                        =============   ====     ===========    ============      ====      ===========




     The aggregate amount of short-term certificates of deposit with a minimum denomination of $100,000 was $19,127,000 and $17,584,000 at March 31, 2000 and
1999, respectively. The amounts and scheduled maturities of certificates of deposit at March 31 are as follows:

                                                March 31,
                                       ---------------------------
                                           2000            1999
                                       ------------   ------------
     Within 1 Year                     $ 79,879,440   $ 79,899,216
     After 1 Year, Within 2              20,389,061     17,187,818
     After 2 Years, Within 3              4,251,310      1,017,688
     After 3 Years, Within 4                951,273      2,889,504
     After 4 Years, Within 5                207,708        884,878
     Thereafter                                   -              -
                                       ------------   ------------
                                       $105,678,792   $101,879,104
                                       ============   ============

(9)  Advances From Federal Home Loan Bank (FHLB)
     -------------------------------------------
     Advances from the FHLB at March 31 are summarized by year of maturity and weighted average interest rate below:

                                2000                    1999
                        ------------------------ -----------------------
                                        Weighted                Weighted
                           Amount         Rate      Amount        Rate
                        -----------       ----   -----------      ----

     2000               $         -          -   $         -         -
     2001                35,431,000       5.88%      528,000      8.70%
     2002                 5,000,000       5.71%      856,000      8.75%
     2003                 5,000,000       6.36%            -         -
     2004                         -          -     5,000,000      5.69%
     Thereafter           5,180,000       6.60%    8,216,000      5.42%
                        -----------       ----   -----------      ----
                        $50,611,000       5.99%  $14,600,000      5.82%
                        ===========       ====   ===========      ====

     These advances are secured by a blanket collateral agreement with the FHLB pledging the Bank's portfolio of residential first mortgage loans. Advances are subject to prepayment penalties.

     At March 31, 2000, the Bank had $10.3 million in unused line of credit at the FHLB.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

(10) Income Taxes
     ------------
     Income tax expense is comprised of the following:

                                  For the Years Ended March 31,
                             -------------------------------------------
                                 2000            1999            1998
                             -----------    -----------     ------------
     Current:
       Federal               $ 1,409,595    $   997,347     $    939,750
       State                           -              -                -
                             -----------    -----------     ------------
     Total Current Tax
      Expense                  1,409,595        997,347          939,750
                             -----------    -----------     ------------
     Deferred:
       Federal                  (302,918)       (49,917)         (26,424)
       State                           -              -           (5,033)
                             -----------    -----------     ------------
     Total Deferred Tax
      Expense                   (302,918)       (49,917)         (31,457)
                             -----------    -----------     ------------
     Total Income Tax
      Expense                $ 1,106,677    $   947,430     $    908,293
                             ===========    ===========     ============

    The Company's income taxes differ from those computed at the statutory Federal income tax rate, as follows:

                                  For the Years Ended March 31,
                             -------------------------------------------
                                 2000            1999            1998
                             -----------    -----------     ------------
     Tax At Statutory
      Income Tax Rate        $ 1,063,483    $   936,081     $    891,113
     State Income Tax
      Benefit, Net                     -              -          (13,480)
     Other                        43,194         11,349           30,660
                             -----------    -----------     ------------
     Total Income Tax
      Expense                $ 1,106,677    $   947,430     $    908,293
                             ===========    ===========     ============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

                                                      At March 31,
                                              --------------------------
                                                   2000          1999
                                              -----------    -----------
     Deferred Tax Assets:
       Provision For Loan Losses              $   660,089    $   494,730
       Goodwill Tax Basis Over Financial
         Statement Basis                          363,152        291,474
       Net Fees Deferred For Financial
         Reporting                                 58,887         80,902
       Unrealized Loss On Securities
         Available For Sale                        76,642         76,642
       Other Real Estate Basis For Tax Purposes
         Over Financial Statement Basis            17,000         17,000
       Other                                       85,499         51,370
                                              -----------    -----------

     Total Gross Deferred Tax Assets            1,261,269      1,012,118
                                              -----------    -----------
     Deferred Tax Liabilities:
       FHLB Stock Basis Over Tax Basis            113,362        113,362
       Depreciation                               151,088        204,855
                                              -----------    -----------
     Total Gross Deferred Tax Liability           264,450        318,217
                                              -----------    -----------
     Net Deferred Tax Asset                   $   996,819    $   693,901
                                              ===========    ===========

     The balance of the change in the net deferred tax asset results from the current period deferred tax benefit of $302,918. The net deferred tax asset is included in other assets in the accompanying consolidated balance sheets.

     No valuation allowance for deferred tax assets was required at March 31, 2000 and 1999. The realization of net deferred tax assets may be based on utilization of carrybacks to prior taxable periods, anticipation of future taxable income in certain periods, and the utilization of tax planning strategies. Management has determined that the net deferred tax asset can be supported based upon these criteria.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

(10) Income Taxes, Continued
     -----------------------
     Retained earnings at March 31, 2000 include tax bad debt reserves of approximately $2.2 million for which no provision for federal income tax has been made. If in the future these amounts are used for any purpose other than to absorb bad debt losses including dividends, stock redemptions, or distributions in liquidation or the Company ceases to be qualified as a bank, then these amounts may be subject to federal income tax at the then prevailing corporate tax rate.

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

     As of March 31, 2000 and 1999, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank had to maintain total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage ratios at 10%, 6%, and 5%, respectively. There are no conditions or events that Management believes have changed the Bank's classification.

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
                                            (Dollars in Thousands)

March 31, 2000
Tier 1 Risk-Based Core
 Capital (To Risk Weighted
 Assets)                     $20,486   11.3%  $ 7,227    4.0%   $10,840   6.0%
Total Risk-Based Capital
 (To Risk Weighted Assets)   $22,504   12.5%  $14,453    8.0%   $18,066   0.0%
Tier 1 Leverage (Core)
 Capital (To Adjusted
 Tangible Assets)            $20,486    6.7%  $12,216    4.0%   $15,270   5.0%
Tangible Capital
 (To Tangible Assets)        $19,927    6.5%  $ 6,097    2.0%   $15,242   5.0%

March 31, 1999
Tier 1 Risk-Based Core
 Capital (To Risk Weighted
 Assets)                     $18,090    9.9%  $ 7,311    4.0%   $10,966   6.0%
Total Risk-Based Capital
 (To Risk Weighted Assets)   $19,805   10.8%  $14,622    8.0%   $18,277  10.0%

Tier 1 Leverage (Core)
 Capital (To Adjusted
 Tangible Assets)            $18,090    7.1%  $10,147    4.0%   $12,683   5.0%
Tangible Capital
 (To Tangible Assets)        $17,426    6.9%  $ 5,060    2.0%   $12,650   5.0%

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

(12) Employee Benefit Plans
     ----------------------
     The Company is participating in a multiple employer defined contribution employee benefit plan covering substantially all employees with one or more years of service. The Company matches a portion of the employees' contributions and has a discretionary profit sharing provision. The total employer contributions were $130,000, $120,000, and $100,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

     The Company has an Employee Stock Ownership Plan (ESOP) for the exclusive benefit of employee participants. The discretionary contributions for the years ended March 31, 2000, 1999 and 1998 were $57,000, $61,000, and $51,000, respectively.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

(12) Employee Benefit Plans, Continued
     ---------------------------------
     Certain officers of the Company participate in an incentive stock option plan. Options are granted at exercise prices not less than the fair value of the Company's common stock on the date of the grant. There were no shares granted in fiscal 1998 or fiscal 1999. There were 35,000 shares of options granted during fiscal 2000. 33,000 shares were granted at an option price of $50 per share and 2,000 shares were granted at an option price of $55 per share. At March 31, 2000, the Company had the following options outstanding:

                  Outstanding                Earliest Date    Expiration Date
     Grant Date     Options    Option Price   Exercisable
     ----------     -------    ------------   -----------     ---------------
      01/07/97       1,156       $ 16.00       01/01/02          12/31/02
      01/07/97       1,156       $ 16.00       01/01/03          12/31/03
      01/07/97       1,156       $ 16.00       01/01/04          12/31/04
      01/07/97       1,156       $ 16.00       01/01/05          12/31/05
      01/07/97       1,154       $ 16.00       01/01/06          12/31/06
      10/19/99       6,600       $ 50.00       10/01/04          09/30/05
      10/19/99       6,600       $ 50.00       10/01/05          09/30/06
      10/19/99       6,600       $ 50.00       10/01/06          09/30/07
      10/19/99       6,600       $ 50.00       10/01/07          09/30/08
      10/19/99       6,600       $ 50.00       10/01/08          09/30/09
      10/19/99       2,000       $ 55.00       10/01/03          09/30/04

     There were 5,000 additional options available at March 31, 2000.

     The Company has elected the disclosure only provision of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in fiscal 1997, consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share amounts as of March 31 would have been reduced to the pro forma amounts indicated below.


                                             2000        1999         1998
                                         -----------  -----------  -----------

     Net Income, As Reported             $ 2,021,213  $ 1,805,749  $ 1,712,629
     Net Income, Pro Forma               $ 2,005,458  $ 1,802,583  $ 1,709,455
     Net Income Per Common Share
       (Basic), As Reported              $      2.41  $      2.14  $      2.04
     Net Income Per Common Share
       (Basic), Pro Forma                $      2.39  $      2.14  $      2.04
     Net Income Per Common Share
       (Diluted), As Reported            $      2.39  $      2.13  $      2.04
     Net Income Per Common Share
       (Diluted), Pro Forma              $      2.37  $      2.13  $      2.04


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants: Dividend yield of $.16 per share for 1999 and $.11 per share for 1997, expected volatility of 30% for 1999 and 20% for 1997, risk-free interest rate of 5.9%, and expected lives of 6-10 years.

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

     Financial instruments where the contract amount represents the Bank's credit risk include commitments under pre-approved but unused lines of credit of $22.0 million and $19.4 million and letters of credit of $78,000 and $306,000 at March 31, 2000 and 1999, respectively.

     These loan and letter of credit commitments are subject to the same credit policies and reviews as loans on the balance sheet. Collateral, both the amount and nature, is obtained based upon Management's assessment of the credit risk. Since many of the extensions of credit are expected to expire without being drawn, the total commitment amounts do not

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

necessarily represent future cash requirements. In addition to these loan commitments noted above, the Bank had unused credit card loan commitments of $1.5 million at both March 31, 2000 and 1999. Outstanding commitments on mortgage loans not yet closed amounted to $1.4 million at March 31, 2000.
Such commitments, which are funded subject to certain limitations, extend over varying periods of time with the majority being funded within 90 days. At March 31, 2000, the Bank had outstanding commitments to sell approximately $1.3 million of loans.

(14) Related Party Transactions
     --------------------------
     At March 31, 2000, the total aggregate indebtedness to the Bank by executive officers and directors of the Bank, whose individual indebtedness exceeded $60,000 at any time over the period since April 1, 1998, was $523,000. There were $76,000 additions to loans to executive officers whose individual indebtedness exceeded $60,000 during fiscal 2000. Repayments on these loans totaled approximately $71,000. Loans to all employees, officers, and directors of the Company, in the aggregate constituted approximately 6.84% of the total shareholders' equity of the Company at March 31, 2000.

     The Company rents office space from a company in which a director and an officer of the Company and the Bank have an ownership interest. The Bank incurred expenses of $27,000, $27,000, and $27,000 for rent for the years ended March 31, 2000, 1999 and 1998, respectively. Management is of the opinion that the transactions with respect to office rent are made on terms that are comparable to those which would be made with unaffiliated persons.

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

                     Condensed Balance Sheet Data

                                                        At March 31,
                                                 --------------------------
                                                     2000           1999
                                                 -----------    -----------

     Assets:
        Cash                                     $   151,400    $   239,070
        Investment In Security Federal Bank       19,414,475     18,879,810
        Investment In Real Estate Partnership        159,204        186,825
        Income Tax Receivable From Bank               53,086         43,984
        Other Assets                                 180,983        215,998
                                                 -----------    -----------
     Total Assets                                $19,959,148    $19,565,687
                                                 ===========    ===========

     Liability And Shareholders' Equity:
        Accounts Payable                         $   200,447    $     5,245
        Shareholders' Equity                      19,758,701     19,560,442
                                                 -----------    -----------
        Total Liabilities And Shareholders'
           Equity                                $19,959,148    $19,565,687
                                                 ===========    ===========


                   Condensed Statements of Income Data

                                            For the Years Ended March 31,
                                       ---------------------------------------
                                          2000          1999           1998
                                      -----------   -----------    -----------

   Income:
     Equity In Undistributed
       Earnings Of Security
       Federal Bank                   $ 2,036,062   $ 1,789,267    $ 1,688,952
     Equity In Undistributed Earnings
       Of Real Estate Partnerships         12,380        17,581         20,169
     Miscellaneous Income                  21,599        21,052         17,999
                                      -----------   -----------    -----------
                                      $ 2,070,041   $ 1,827,900    $ 1,727,120
   Expenses:
     Miscellaneous                         48,828        22,151         14,491
                                      -----------   -----------    -----------
   Net Income                         $ 2,021,213   $ 1,805,749    $ 1,712,629
                                      ===========   ===========    ===========

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

(15) Security Federal Corporation Condensed Financial Statements (Parent Company Only), Continued
     -------------------------------------------------------------------

                Condensed Statements of Cash Flow Data

                                           For the Years Ended March 31,
                                     ----------------------------------------
                                         2000          1999           1998
                                     -----------   -----------    -----------
   Operating Activities:
     Net Income                      $ 2,021,213   $ 1,805,749    $ 1,712,629
     Adjustments To Reconcile Net
       Income To Net Cash Provided
       By (Used In) Operating
       Activities:
       Equity In Undistributed
         Earnings Of Security Federal
         Bank                         (2,036,062)   (1,789,267)    (1,688,952)
       Equity In Undistributed
         Earnings Of Real Estate
         Partnerships                    (12,380)      (17,581)       (20,169)
       (Increase) Decrease In Income
         Taxes Receivable And Other
         Assets                           25,899       (99,570)       109,283
       Increase (Decrease) In
         Accounts Payable                195,202         2,028        (11,763)
                                     -----------   -----------    -----------
   Net Cash Provided By (Used In)
     Operating Activities            $   193,872   $   (98,641)   $   101,028
                                     -----------   -----------    -----------
   Investing Activities:
     Return Of Capital From Real
       Estate Partnerships                40,000        70,438        130,830
     Purchase of Stock by ESOP          (186,803)            -              -
                                     -----------   -----------    -----------
   Net Cash Provided By (Used In)
     Investing Activities            $  (146,803)  $    70,438    $   130,830
                                     -----------   -----------    -----------
   Financing Activities:
     Dividends Paid                     (134,739)     (117,897)      (100,582)
     Exercise Of Stock Options                 -             -         39,380
                                     -----------   -----------    -----------
   Net Cash Used In Financing
     Activities                      $  (134,739)  $  (117,897)   $   (61,202)
                                     -----------   -----------    -----------
   Net Increase (Decrease) In Cash       (87,670)     (146,100)       170,656
   Cash At Beginning Of Year             239,070       385,170        214,514
                                     -----------   -----------    -----------
   Cash At End Of Year               $   151,400   $   239,070    $   385,170
                                     ===========   ===========    ===========

(16) Carrying Amounts and Fair Value of Financial Instruments
     --------------------------------------------------------
     The carrying amounts and fair value of financial instruments are summarized below:

                                                  At March 31,
                                 ------------------------------------------
                                        2000                   1999
                                 --------------------   -------------------
                                 Carrying   Estimated   Carrying  Estimated
                                  Amount    Fair Value   Amount   Fair Value
                                  ------    ----------   ------   ----------
                                                (In Thousands)

Financial Assets:
  Cash And Cash Equivalents       $  7,417   $  7,417   $  6,951   $  6,951
  Investment And Mortgage-Back
    Securities                    $ 91,531   $ 91,455   $ 85,569   $ 85,615
  Loans Receivable, Net           $193,001   $191,051   $151,986   $151,210
  Federal Home Loan Bank Stock    $  2,606   $  2,606   $  1,245   $  1,245

Financial Liabilities:
  Deposits:
    Checking, Savings, and Money
      Market Accounts             $123,144   $122,821   $114,654   $115,001
    Certificate Accounts          $105,679   $105,069   $101,879   $102,330
  Advances From Federal Home
    Loan Bank                     $ 50,611   $ 50,108   $ 14,600   $ 14,605
  Other Borrowed Money            $  2,211   $  2,201   $    869   $    849

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

(16) Carrying Amounts and Fair Value of Financial Instruments, Continued
     -------------------------------------------------------------------
     At March 31, 2000, the Bank had $24.9 million of off-balance sheet financial commitments. These commitments are to originate loans and unused consumer lines of credit and credit card lines. Since these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

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

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                         SHAREHOLDERS INFORMATION

ANNUAL MEETING
The annual meeting of shareholders will be held at 2:00 p.m., Tuesday, July 18, 2000 at the University of South Carolina - Aiken, Business and Educational Building, Room 116, 471 University Parkway, Aiken, SC.

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

                Quarter Ending         High          Low
                --------------     ---------     ---------

                   06-30-98        $   25.00     $   25.00
                   09-30-98        $   25.00     $   25.00
                   12-31-98        $   37.50     $   29.00
                   03-31-99        $   46.00     $   45.00
                   06-30-99        $   50.00     $   45.00
                   09-30-99        $   51.50     $   50.00
                   12-31-99        $   60.00     $   60.00
                   03-31-00        $   60.00     $   60.00

As of March 31, 2000, the Company had approximately 287 shareholders and 838,524 outstanding shares of common stock.

DIVIDENDS
The first quarterly dividend on the stock was paid to shareholders on March 15, 1991. Dividends will be paid upon the determination of the Board of Directors that such payment is consistent with the long-term interest of the Company. The factors affecting this determination include the Company's current and projected earnings, operating results, financial condition, regulatory restrictions, future growth plans and other relevant factors. For each of the four quarters of fiscal year ending March 31, 1999, the Company declared and paid quarterly dividends of $0.03, $0.03, $0.04, and $0.04, respectively. The Company declared and paid dividends of $0.04 per share for each of the four quarters of the fiscal year ended March 31, 2000.

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

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                          SHAREHOLDERS INFORMATION

ANNUAL AND OTHER REPORTS
The Company is required to file an annual report on Form 10-KSB for its fiscal year ended March 31, 2000 with the Securities and Exchange Commission. Copies of Form 10-KSB, Security Federal Corporation's annual report, and the Company's quarterly reports may be obtained from any of the following companies listed below. Additionally, shareholder and/or general inquiries may be addressed to Mrs. Ruth Vance of Security Federal Corporation.

GENERAL INQUIRIES:
Mrs. Ruth Vance
Security Federal Corporation
1705 Whiskey Road, S
P.O. Box 810
Aiken, SC  29802-0810
Phone:  803-641-3000

TRANSFER AGENT:
Security Federal Corporation
1705 Whiskey Road, S
P.O. Box 810
Aiken, SC  29802-0810

SPECIAL COUNSEL:
Breyer & Associates, PC
Suite 700 East
1100 New York Ave., NW
Washington, DC  20005

INDEPENDENT AUDITORS:
Elliott, Davis & Company, LLP
225 Chesterfield Street, N.W.
P.O. Box 930
Aiken, SC  29802-0930

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

BOARD OF DIRECTORS*
------------------------------------------------------------------------------
T. Clifton Weeks
Chairman
Security Federal Corporation
Aiken, SC

Dr. Robert E. Alexander
Chancellor
University of South Carolina at Aiken
Aiken, SC

William Clyburn
Advisor for Community Alliances
Westinghouse Savannah River Co.
Aiken, SC

Senator Thomas L. Moore
President, Boiler Efficiency, Inc.
Clearwater, SC


Timothy W. Simmons
President/Chief Executive Officer
Security Federal Corporation
Aiken, SC

G. L. Toole, III
Attorney-At-Law
Aiken, SC

Harry O. Weeks, Jr.
Business Development Executive
Hutson-Etherredge Companies
Aiken, SC

Directors Emeriti:

Walter E. Brooker, Sr.
President, Brooker's Inc.
Denmark, SC

Robert E. Johnson
Corporate Secretary
Attorney-At-Law (Retired)
Aiken, SC

DENMARK ADVISORY BOARD**
------------------------------------------------------------------------------

Walter E. Brooker, Sr.
President
Brookers's
Inc.
Denmark, SC

David Crum
Attorney-At-Law
Crum, Crum and Crum
Denmark, SC

Jim Harrison
Owner
Jim Harrison Art Gallery
Denmark, SC

Claude E. McCain
President
H.C. McCain Insurance
Agency
Denmark, SC

Rev. Isaiah Odom
Owner
Odom's Auto Sure Auto
Parts
Denmark, SC

NORTH AUGUSTA ADVISORY BOARD**
------------------------------------------------------------------------------

Richard Borden
Owner
Borden Pest Control
North Augusta, SC

Rev. G.L. Brightharp
Owner
G.L. Brightharp & Sons
Mortuary
North Augusta, SC

Helen Butler
Retired Banker
North Augusta, SC

Sen. Thomas L. Moore
President
Boiler Efficiency, Inc.
Clearwater, SC

John Potter
Director of Finance
City of North Augusta
North Augusta, SC

WAGENER ADVISORY BOARD**
------------------------------------------------------------------------------

M. Judson Busbee
Owner
Busbee Hardware
Wagener, SC

Kent G. Ingram
Owner & President
Garvin Oil Company
Wagener, SC

Mary Lybrand
Retired Banker
Wagener, SC

Joy T. Shealy
Assistant Superintendent
Area 4 Schools
Wagener, SC

Richard H. Sumpter
Retired Educator
Wagener, SC

MIDLAND VALLEY ADVISORY BOARD**
------------------------------------------------------------------------------

Charles Hilton
General Manager
Breezy Hill Water &
Sewer
Graniteville, SC

Glenda K. Napier
Co-Owner
Napier Funeral Home
Graniteville, SC

Rev. Nathaniel Irvin, Sr.
Pastor
Old Storm Branch
Baptist Church
Clearwater, SC

Carlton Shealy
Owner
C. Shealy Realty Builders
& Developers
North Augusta, SC

Gloria Bush-Johnson
Consultant
Aiken, SC

Sen. Thomas L. Moore
President
Boiler Efficiency, Inc.
Clearwater, SC

Rev. Dennis Phillips
Pastor
Christian Heritage Church
Graniteville, SC
* Serves as Members of the Board for: Security Federal Corporation, Security Federal Bank, and Security Financial Services Corporation
**  Serves as Members of the Board for: Security Federal Bank

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

SECURITY FEDERAL BANK MANAGEMENT TEAM:
------------------------------------------------------------------------------

T. Clifton Weeks      ------------   Chairman
Timothy W. Simmons    ------------   President and Chief Executive Officer
G.L. Toole, III       ------------   Vice President
Robert E. Johnson     ------------   Corporate Secretary
Roy G. Lindburg       ------------   Treasurer and Chief Financial Officer
Thomas Clark          ------------   Senior Vice President-Commercial/Consumer
                                       Lending
Floyd Blackmon        ------------   Senior Vice President-Operations
Frank Thomas          ------------   Senior Vice President-Mortgage Loans
Stephen P. Nivens     ------------   Regional President-West Columbia
Sandy Bartlett        ------------   Vice President-Human Resources
Kathryn Carr          ------------   Vice President-Special Assets
Carol McCleskey       ------------   Vice President and Branch Coordinator
Harley Henkes         ------------   Internal Auditor and Compliance/Security
                                       Officer
Margaret Hurt         ------------   Manager, Accounting
Rodney Ingle          ------------   Vice President-Business Development/
                                       Commercial Loans
Jack R. Bowles        ------------   Vice President-Business Development/
                                       Commercial Loans
Ruth Vance            ------------   Assistant Secretary and Assistant Vice
                                       President
Al McKay              ------------   Executive Vice President-Security
                                       Financial Services Corp.
Greg Warfield         ------------   Vice President-Mortgage Loan Originator
Deborah Vermillion    ------------   Vice President-Single-Family Mortgage
                                       Lending
Joseph Taylor         ------------   Manager, Information Services
Carolyn Anderson      ------------   Assistant Vice President-Operations
Patricia Moseley      ------------   Assistant Vice President-Loan and Credit
                                       Card Servicing
Ann Johnson           ------------   Assistant Vice President-Purchasing and
                                       Equipment Maintenance
Gabriele Dukes        ------------   Assistant Vice President-Financial
                                       Counseling

SECURITY FEDERAL BANK BRANCHES:
------------------------------------------------------------------------------
Whiskey Road          ------------   Kathy Williamson, Assistant Vice
                                       President/Manager
North Augusta         ------------   Pat Weber, Manager
Denmark               ------------   Lee Hutto, Manager
Laurens Street        ------------   Vicky Moseley, Manager
Richland Avenue       ------------   Jason Redd, Manager
Wal-Mart              ------------   Faye Anderson, Manager
Graniteville          ------------   Elsie Dicks, Assistant Vice
                                       President/Manager
Langley               ------------   Pat Guglieri, Assistant Vice
                                       President/Manager
Clearwater            ------------   Gail Dotson, Assistant Vice
                                       President/Manager
Wagener               ------------   Todd Lucas, Assistant Vice
                                       President/Manager

                                Exhibit 21

                       Subsidiaries of the Registrant

                                                    State of      Percentage
Parent                        Subsidiary         Incorporation   of Ownership
------                        ----------         -------------   ------------
Security Federal         Security Federal Bank   United States       100%
  Corporation

Security Federal Bank    Security Financial
                           Services Corporation  South Carolina      100%

                            Exhibit 23

            Consent of Elliott , Davis & Company, LLP

                 [Elliott, Davis & Company, LLP Letterhead]


                       INDEPENDENT AUDITORS' CONSENT
                       -----------------------------

Board of Directors
Security Federal Corporation:

     We consent to the incorporation by reference in the Registration Statement No. 33-80008 on Form S-8 of our report dated May 24, 2000, relating to the consolidated balance sheet of Security Federal Corporation and subsidiary as of March 31, 2000 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended, which report appears in the March 31, 2000 annual report on Form 10-KSB.


                                  /s/Elliott, Davis & Company, LLP
                                  --------------------------------
                                  Elliott, Davis & Company, LLP

Greenville, South Carolina
June 26, 2000

                            Exhibit 27

                     Financial Data Schedule

     This schedule contains financial information extracted from the consolidated financial statements of Security Federal Corporation for the year ended March 31, 2000 and is qualified in its entirety by reference to such financial statements. (Dollars in Thousands, except for earnings per share)

              Financial Data
              as of or for the year
Item Number   ended March 31, 2000      Item Description
-----------   -----------------------   ----------------

9-03(1)              $    7,417         Cash and due from the Banks
9-03(2)                      --         Interest-bearing deposits
9-03(3)                      --         Federal funds sold - purchased
                                          securities for resale
9-03(4)                      --         Trading account assets
9-03(6)                  88,821         Investment and mortgage backed
                                          securities held for sale
9-03(6)                   2,710         Investment and mortgage backed
                                          securities held to maturity -
                                          carrying value
9-03(6)                   2,634         Investment and mortgage backed
                                          securities held to maturity - market
                                          value
9-03(7)                 193,001         Loans
9-03(7)(2)                2,121         Allowance for losses
9-03(11)                304,802         Total assets
9-03(12)                228,823         Deposits
9-03(13)                 37,642         Short-term borrowings
9-03(15)                  3,399         Other liabilities
9-03(16)                 15,180         Long-term debt
9-03(19)                     --         Preferred stock - mandatory redemption
9-03(20)                     --         Preferred stock - no mandatory
                                          redemption
9-03(21)                  4,002         Common stocks
9-03(22)                 15,575         Other stockholders' equity
9-03(23)                304,802         Total liabilities and stockholders'
                                          equity
9-04(1)                  14,204         Interest and fees on loans
9-04(2)                   5,532         Interest and dividends on investments
9-04(4)                      69         Other interest income
9-04(5)                  19,805         Total interest income
9-04(6)                   8,500         Interest on deposits
9-04(9)                  10,378         Total interest expense
9-04(10)                  9,427         Net interest income
9-04(11)                    750         Provision for loan losses
9-04(13)(h)                   4         Investment securities gains/(losses)
9-04(14)                  7,845         Other expenses
9-04(15)                  3,128         Income/loss before income tax
9-04(17)                  3,128         Income/loss before extraordinary items
9-04(18)                     --         Extraordinary items, less tax
9-04(19)                     --         Cumulative change in accounting
                                          principles
9-04(20)                  2,021         Net income or loss
9-04(21)                   2.41         Earnings per share - primary
9-04(21)                   2.39         Earnings per share - fully diluted
I.B.5                      3.54         Net yield - interest earning assets -
                                        actual
III.C.1.(a)                 890         Loans on non-accrual
III.C.1.(b)                  --         Accruing loans past due 90 days or
                                          more
III.C.2.(c)                 784         Troubled debt restructuring
III.C.2                      --         Potential problem loans
IV.A.1                    1,715         Allowance for loan loss - beginning of
                                          period
IV.A.2                      383         Total chargeoffs
IV.A.3                       39         Total recoveries
IV.A.4                    2,121         Allowance for loan loss - end of
                                          period
IV.B.1                       --         Loan loss allowance to allocated to
                                          domestic loans
IV.B.2                       --         Loan loss allowance to foreign loans
IV.B.3                    2,121         Loan loss allowance - unallocated