Form 10QSB
period 2000-06-30
SECURITY FEDERAL CORPORATION
filed 2000-08-08
CIK 818677

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                 FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                               YES   X      NO
                                   -----       -----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            CLASS:           OUTSTANDING SHARES AT:    $0.01 PAR VALUE:
            ------           ----------------------    ----------------

            Common Stock          June 30, 2000             837,429

                                   INDEX

                Security Federal Corporation and Subsidiaries


==============================================================================

PART I.  FINANCIAL INFORMATION (UNAUDITED)                           PAGE NO.

Item 1.  Financial Statements (Unaudited):

           Consolidated Balance Sheets                                  1

           Consolidated Statements of Income                            2

           Consolidated Statement of Shareholders' Equity               3

           Consolidated Statements of Cash Flows                        4

         Notes to Consolidated Financial Statements                     6

Item 2.  Management's Discussion and Analysis  Results of
          Operations and Financial Condition                            10

==============================================================================

PART II.  OTHER INFORMATION

          Other Information                                             13

          Signatures                                                    14

          Exhibit 27

==============================================================================


                           SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

               Security Federal Corporation and Subsidiaries

                        Consolidated Balance Sheets

                                           June 30, 2000       March 31, 2000
                                         -----------------     --------------
Assets:                                      (Unaudited)         (Audited)
 Cash and Cash Equivalents               $      11,284,932     $    7,416,702
 Investment And Mortgage-Backed
  Securities:
   Available For Sale:  (Amortized cost
                        of $88,857,586 at
                        June 30, 2000 and
                        $91,446,235 at
                        March 31, 2000)         86,227,968         88,820,651
   Held To Maturity:    (Fair value of
                        $2,585,091 at June
                        30, 2000 and
                        $2,634,400 at March
                        31, 2000)        $       2,655,616     $    2,710,103
                                         -----------------     --------------
Total Investment And Mortgage-Backed
 Securities                                     88,883,584         91,530,754
                                         -----------------     --------------
Loans Receivable Net:
 Held For Sale                                     817,491          1,295,676
 Held For Investment:   (Net of allowance
                        of $2,190,913 at
                        June 30, 2000 and
                        $2,120,767 at
                        March 31, 2000)        202,276,456        191,704,890
                                         -----------------     --------------
Total Loans Receivable, Net              $     203,093,947     $  193,000,566
                                         -----------------     --------------
 Accrued Interest Receivable:
  Loans                                          1,009,104            963,219
  Mortgage-Backed Securities                       209,697            204,003
  Investments                                      639,574            761,428
 Premises And Equipment, Net                     4,425,904          4,284,693
 Federal Home Loan Bank Stock, At Cost           3,019,700          2,605,600
 Real Estate Acquired In Settlement
  Of Loans                                         570,799            332,000
 Real Estate Held For Development
  And Sale                                         413,401            535,878
 Other Assets                                    2,989,865          3,167,115
                                         -----------------     --------------
Total Assets                             $     316,540,507     $  304,801,958
                                         =================     ==============
Liabilities And Shareholders' Equity
Liabilities:
 Deposit Accounts                        $     229,955,708     $  228,823,331
 Advances From Federal Home Loan Bank           60,393,000         50,611,000
 Other Borrowed Money                            2,433,517          2,210,500
 Advance Payments By Borrowers For
  Taxes and Insurance                              512,141            373,660
 Other Liabilities                               3,073,961          3,024,766
                                         -----------------     --------------
Total Liabilities                        $     296,368,327     $  285,043,257
                                         -----------------     --------------
Shareholders' Equity:
 Serial Preferred Stock, $.01 Par
  Value; Authorized Shares - 200,000;
  Issued And Outstanding Shares - None
 Common Stock, $.01 Par Value;
  Authorized Shares - 5,000,000; Issued
  And Outstanding Shares - 837,429 At
  June 30, 2000 And 838,524 At March 31,
  2000                                   $           8,421     $        8,421
 Additional Paid-In Capital                      3,993,733          3,993,733
 Indirect Guarantee of Employee Stock
  Ownership Trust Debt                            (246,380)          (186,803)
 Accumulated Other Comprehensive Loss           (1,631,416)        (1,629,150)
 Retained Earnings, Substantially
  Restricted                                    18,047,822         17,572,500
                                         -----------------     --------------
Total Shareholders' Equity               $      20,172,180     $   19,758,701
                                         -----------------     --------------
Total Liabilities And Shareholders'
 Equity                                  $     316,540,507     $  304,801,958
                                         =================     ==============

See accompanying notes to consolidated financial statements.

                 Security Federal Corporation and Subsidiaries

                 Consolidated Statements of Income (Unaudited)

                                            Three Months Ended June 30, 2000
                                         ------------------------------------
                                               2000                 1999
                                         -----------------     --------------
Interest Income:
 Loans                                   $       4,160,332     $    3,219,375
 Mortgage-Backed Securities                        585,060            482,799
 Investment Securities                             869,159            837,659
 Other                                              17,302             25,566
                                         -----------------     --------------
Total Interest Income                    $       5,631,853     $    4,565,399
                                         -----------------     --------------
Interest Expense:
 NOW And Money Market Accounts                     673,646            695,721
 Passbook Accounts                                  81,827             77,575
 Certificate Accounts                            1,499,327          1,302,007
 Advances And Other Borrowed Money                 876,913            258,860
                                         -----------------     --------------
Total Interest Expense                   $       3,131,713     $    2,334,163
                                         -----------------     --------------

Net Interest Income                              2,500,140          2,231,236
 Provision For Loan Losses                         175,000            150,000
 Net Interest Income After Provision     -----------------     --------------
  For Loan Losses                        $       2,325,140     $    2,081,236
                                         -----------------     --------------
Other Income:
 Gain On Sale Of Loans                              50,917            113,504
 Loan Servicing Fees                                67,675             73,016
 Service Fees On Deposit Accounts                  260,170            238,446
 Income From Real Estate Operations                 31,659             34,843
 Other                                             178,339            108,248
                                         -----------------     --------------
Total Other Income                       $         588,760     $      568,057
                                         -----------------     --------------
General And Administrative Expenses:
 Salaries And Employee Benefits                  1,134,780          1,027,302
 Occupancy                                         133,930            125,340
 Advertising                                        60,057             32,460
 Depreciation And Maintenance Of Equipment         242,040            209,750
 FDIC Insurance Premiums                            11,520             21,171
 Amortization Of Intangibles                       116,310            116,310
 Other                                             405,807            395,990
                                         -----------------     --------------
Total General And Administrative
 Expenses                                $       2,104,444     $    1,928,323
                                         -----------------     --------------

 Income Before Income Taxes                        809,456            720,970
 Provision For Income Taxes                        300,450            245,629
                                         -----------------     --------------
Net Income                               $         509,006     $      475,341
                                         =================     ==============

Basic Net Income Per Common Share        $            0.61     $         0.56
                                         =================     ==============
Diluted Net Income Per Common Share      $            0.60     $         0.56
                                         =================     ==============
Cash Dividend Per Share On Common Stock  $            0.04     $         0.04
                                         =================     ==============
Basic Weighted Average Shares Outstanding          838,247            842,120
                                         =================     ==============
Diluted Weighted Average Shares
 Outstanding                                       846,836            846,052
                                         =================     ==============

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries

                          Consolidated Statements of Shareholders' Equity (Unaudited)

                                                                Accumu-
                                                                lated
                                                                Other
                                                 Indirect       Compre-
                                    Additional   Guarantee      hensive
                          Common     Paid-In         of         Income         Retained
                          Stock      Capital     ESOP Debt      (Loss)         Earnings         Total
                         --------   ----------   ----------    ----------    ------------   ------------
Beginning Balance At
March 31, 1999           $  8,421   $3,993,733   $        -      (127,738)   $ 15,686,026   $ 19,560,442
Net Income                      -            -            -             -         475,341        475,341
Other Comprehensive
 Income, Net Of Tax:
 Unrealized Holding
  Losses On Securities
  Available For Sale            -            -            -      (823,316)              -       (823,316)
                                                                                            ------------
 Comprehensive Income                                                                           (347,975)
Cash Dividends                  -            -            -             -         (33,685)       (33,685)
                         --------   ----------   ----------    ----------    ------------   ------------
Balance At
June 30, 1999            $  8,421   $3,993,733   $        0    $ (951,054)   $ 16,127,682   $ 19,178,782
                         ========   ==========   ==========    ==========    ============   ============
Beginning Balance At
March 31, 2000           $  8,421   $3,993,733   $ (186,803)   (1,629,150)   $ 17,572,500   $ 19,758,701
Net Income                      -            -            -             -         509,006        509,006
Other Comprehensive
Income, Net Of Tax:
 Unrealized Holding
  Losses On Securities
  Available For Sale            -            -            -        (2,266)              -         (2,266)
                                                                                            ------------
 Comprehensive Income                                                                            506,740
Increase in Indirect
 Guarantee of ESOP
 Debt                                               (59,577)                                     (59,577)
 Cash Dividends                 -            -            -             -         (33,684)       (33,684)
                         --------   ----------   ----------    ----------    ------------   ------------
Balance at
June 30, 2000            $  8,421   $3,993,733   $ (246,380)   (1,631,416)   $ 18,047,822   $ 20,172,180
                         ========   ==========   ==========    ==========    ============   ============

See accompanying notes to consolidated financial statements.

                                                        3

                 Security Federal Corporation and Subsidiaries

               Consolidated Statements of Cash Flows (Unaudited)

                                            Three Months Ended June 30, 2000
                                         ------------------------------------
                                               2000                 1999
                                         -----------------     --------------
Cash Flows From Operating Activities:
Net Income                               $         509,006     $      475,341
Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating
 Activities:
  Depreciation Expense                   $         211,436     $      186,582
  Amortization Of Intangibles                      116,310            116,310
  Discount Accretion And Premium
   Amortization                                      9,227             28,329
  Provisions For Losses On Loans
   And Real Estate                                 175,000            150,000
  Gain On Sale Of Loans                            (50,917)          (113,504)
  Gain On Sale Of Real Estate                      (43,477)           (34,843)
  Amortization Of Deferred Fees On
   Loans                                           (31,038)           (38,159)
  Proceeds From Sale Of Loans Held For
   Sale                                          2,834,675          6,688,586
  Origination Of Loans For Sale                 (2,305,573)        (6,492,592)
 (Increase) Decrease In Accrued Interest
   Receivable:
    Loans                                          (45,885)           (62,831)
    Mortgage-Backed Securities                      (5,694)           (39,125)
    Investments                                    121,854            103,370
 Increase In Advance Payments By Borrowers         138,481             99,354
 Loss On Disposition Of Premises And
  Equipment                                            195              7,131
 Other, Net                                         52,327            529,379
                                         -----------------     --------------
Net Cash Provided By Operating
 Activities                              $       1,685,927     $    1,603,328
                                         -----------------     --------------
Cash Flows From Investing Activities:
 Principal Repayments On Mortgage-
  Backed Securities Held To Maturity     $          54,492     $      334,749
 Principal Repayments On Mortgage-
  Backed Securities Available For Sale           1,483,937          2,069,903
 Purchase Of Investment Securities
  Available For Sale                                     -         (7,998,438)
 Purchase Of Mortgage-Backed Securities
  Available For Sale                              (943,380)        (8,650,117)
 Maturities Of Investment Securities
  Available For Sale                             2,038,860          5,210,003
 Maturities Of Investment Securities
  Held To Maturity                                       -             56,149
 Purchase Of FHLB Stock                           (414,100)          (475,900)
 Redemption Of FHLB Stock                                -            599,300
 Increase In Loans To Customers                (11,016,731)        (5,585,092)
 Investment In Real Estate Held For
  Development                                     (152,714)          (129,637)
 Proceeds From Sale Of Real Estate
  Held For Development                             306,850            169,800
 Proceeds From Sale Of Real Estate
  Acquired Through Foreclosure                      74,222                  -
 Purchase And Improvement Of Premises
  And Equipment                                    (352,842)         (107,655)
 Proceeds From Sale Of Premises And
  Equipment                                              -              9,975
                                         -----------------     --------------
Net Cash Used By Investing Activities    $      (8,921,406)    $  (14,496,960)
                                         -----------------     --------------
Cash Flows From Financing Activities:
 Increase In Deposit Accounts            $       1,132,377     $    4,567,115
 Proceeds From FHLB Advances                    30,800,000         27,675,000
 Repayment Of FHLB Advances                    (21,018,000)       (20,493,000)
 Proceeds Of Other Borrowings                      223,017            473,529
 Repayment Of Other Borrowings                           -            (13,804)
 Dividends To Shareholders                         (33,685)           (33,685)
                                         -----------------     --------------
Net Cash Provided By Financing
 Activities                              $      11,103,709     $   12,175,155
                                         -----------------     --------------
                                                                   (Continued)

                Security Federal Corporation and Subsidiaries

               Consolidated Statements of Cash Flows (Unaudited)

                                            Three Months Ended June 30, 2000
                                         ------------------------------------
                                               2000                 1999
                                         -----------------     --------------
Net Increase (Decrease) In Cash And
 Cash Equivalents                        $       3,868,230     $     (718,477)
Cash And Cash Equivalents At Beginning
 Of Period                                       7,416,702          6,951,347
                                         -----------------     --------------
Cash And Cash Equivalents At End Of
 Period                                  $      11,284,932     $    6,232,870
                                         =================     ==============

Supplemental Disclosure Of Cash Flows
 Information:
Cash Paid During The Period For Interest $       3,239,696     $    2,253,561
Cash Paid During The Period For
 Income Taxes                            $         135,000     $          350
Additions To Real Estate Acquired
 Through Foreclosure                     $         301,203     $       21,000
Increase In Unrealized Net Loss On
 Securities Available For Sale,
 Net Of Taxes                            $           2,266     $      823,316

See accompanying notes to consolidated financial statements.

                 Security Federal Corporation and Subsidiaries

            Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions from Form 10-QSB and generally accepted accounting principles; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of Management, reflect all adjustments, all of which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial statements. The results of operations for the three-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year. This Form 10-QSB contains certain forward-looking statements with respect to the financial condition, results of operations, and business. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, changes in interest rates, changes in the regulatory environment, changes in general economic conditions and inflation, and changes in the securities market. Management cautions readers of this Form 10-QSB not to place undue reliance on forward-looking statements contained herein.

2. Basis of Consolidation and Nature of Operations

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

3. Loans Receivable, Net

Loans Receivable, Net, at June 30, 2000 and March 31, 2000 consisted of the following:

Loans held for sale were $817,491 and $1,295,676 at June 30, 2000 and March 31, 2000, respectively.

Loans Held For Investment:                 June 30, 2000       March 31, 2000
                                         -----------------     --------------
 Residential Real Estate                 $     108,018,306     $   98,151,348
 Consumer                                       41,529,302         41,719,221
 Commercial Business And Real Estate            67,947,162         62,062,134
                                         -----------------     --------------
                                         $     217,494,770     $  201,932,703
                                         -----------------     --------------
Less:
 Allowance For Possible Loan Loss                2,190,913          2,120,767
 Loans In Process                               12,700,787          7,832,280
 Deferred Loan Fees                                326,614            274,766
                                         -----------------     --------------
                                         $      15,218,314     $   10,227,813
                                         -----------------     --------------
                                         $     202,276,456     $  191,704,890
                                         =================     ==============

The following is a reconciliation of the allowance for loan losses for the nine months ending:

                                           June 30, 2000        June 30, 1999
                                         -----------------     --------------
Beginning Balance                        $       2,120,767     $    1,715,068
Provision                                          175,000            150,000
Charge-offs                                       (110,332)           (64,261)
Recoveries                                           5,478              8,628
                                         -----------------     --------------
Ending Balance                           $       2,190,913     $    1,809,435
                                         =================     ==============

                 Security Federal Corporation and Subsidiaries

4. Securities

Investment and Mortgage-Backed Securities, Held to Maturity
-----------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

                                          Gross         Gross
June 30, 2000                Amortized   Unrealized   Unrealized
-------------                  Cost        Gains        Losses     Fair Value
                            ----------   ----------   ----------   ----------
U.S. Government and
 Agency Obligations         $  265,707   $    2,787   $        -   $  268,494
Mortgage-Backed
 Securities                  2,389,909        2,186       75,498    2,316,597
                            ----------   ----------   ----------   ----------
Total                       $2,655,616   $    4,973   $   75,498   $2,585,091
                            ==========   ==========   ==========   ==========

March 31, 2000
--------------
U.S. Government and
 Agency Obligations         $  265,707   $    3,034   $        -   $  268,741
Mortgage-Backed
 Securities                  2,444,396        2,966       81,703    2,365,659
                            ----------   ----------   ----------   ----------
Total                       $2,710,103   $    6,000   $   81,703   $2,634,400
                            ==========   ==========   ==========   ==========

Investment And Mortgage-Backed Securities, Available For Sale
-------------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

                                          Gross         Gross
June 30, 2000                Amortized   Unrealized   Unrealized
-------------                  Cost        Gains        Losses    Fair Value
                           -----------   ----------   ----------  -----------
U.S. Government and
 Agency Obligations        $53,752,326   $        -   $1,653,623  $52,098,703
Mortgage-Backed
 Securities                 35,105,260        3,429      979,424   34,129,265
                           -----------   ----------   ----------  -----------
Total                      $88,857,586   $    3,429   $2,633,047  $86,227,968
                           ===========   ==========   ==========  ===========

March 31, 2000
--------------
U.S. Government and
 Agency Obligations       $55,783,474    $    1,017   $1,618,734  $54,165,757
Mortgage-Backed
 Securities                35,662,761         1,293    1,009,160   34,654,894
                          -----------    ----------   ----------  -----------
Total                     $91,446,235    $    2,310   $2,627,894  $88,820,651
                           ===========   ==========   ==========  ===========

                 Security Federal Corporation and Subsidiaries

5. Deposits

A summary of deposit accounts by type with weighted average rates is as follows:

                                     June 30, 2000         March 31, 2000
                                  --------------------   --------------------
Demand Accounts:                     Balance     Rate       Balance     Rate
                                  --------------------   --------------------
  Checking                        $ 58,698,849   0.78%   $ 58,304,679   0.89%
  Money Market                      47,898,458   4.58%     51,636,465   4.60%
  Regular Savings                   12,927,373   2.46%     13,203,395   2.50%
                                  ------------           ------------
Total Demand Accounts             $119,524,680   2.48%   $123,144,539   2.62%
                                  ============           ============

Certificate Accounts:
  0 - 4.99%                       $  7,942,212           $ 15,575,152
  5.00 - 6.99%                      99,308,406             90,103,640
  7.00 - 8.99%                       3,180,410                      -
                                  ------------           ------------
Total Certificate Accounts        $110,431,028   5.79%   $105,678,792   5.41%
                                  ============           ============
Total Deposit Accounts            $229,955,708   4.06%   $228,823,331   3.90%
                                  ============           ============

6. Federal Home Loan Bank Advances

FHLB Advances are summarized by year of maturity and weighted average interest rate in the table below:

                                     June 30, 2000         March 31, 2000
                                  --------------------   --------------------
                                     Balance     Rate       Balance     Rate
                                  --------------------   --------------------
  Checking                        $ 58,698,849   0.78%   $ 58,304,679   0.89%

Fiscal Year Due:
2001                              $ 50,231,000   6.53%   $ 35,431,000   5.88%
2002                                 5,000,000   5.71%      5,000,000   5.71%
2003                                         -      -%      5,000,000   6.36%
2004                                         -      -               -      -%
Thereafter                           5,162,000   6.59%      5,180,000   6.60%
                                  ------------           ------------
Total Advances                    $ 60,393,000   6.47%   $ 50,611,000   5.99%
                                  ============           ============

7. Regulatory Matters

The following table reconciles the Bank's shareholders' equity to its various regulatory capital positions:

                                     June 30, 2000         March 31, 2000
                                  --------------------   --------------------
                                             (Dollars in Thousands)
                                  -------------------------------------------
Bank's Shareholders' Equity       $             19,920   $             19,414
Unrealized Loss On Available
 For Sale Of Securities, Net
 Of Tax                                          1,631                 1,629
Reduction For Goodwill And
 Other Intangibles                                (999)               (1,116)
                                  --------------------   --------------------
Tangible Capital                                20,552                19,927
Qualifying Core Deposits And
 Intangible Assets                                 537                   559
                                  --------------------   --------------------
Core Capital                                    21,089                20,486
Supplementary Capital                            2,191                 2,121
Assets Required To Be Deducted                    (125)                 (103)
                                  --------------------   --------------------
Risk-Based Capital                $             23,155   $             22,504
                                  ====================   ====================

The following table compares the Bank's capital levels relative to the applicable regulatory requirements at June 30, 2000:

                                        (Dollars in Thousands)
                      -------------------------------------------------------
                          Amt.      %     Actual   Actual    Excess    Excess
                       Required  Required   Amt.      %        Amt.       %
                      -------------------------------------------------------
Tangible Capital       $ 6,335     2.0%   $20,552    6.49%   $14,217    4.49%
Tier 1 Leverage
 (Core) Capital         12,692     4.0%    21,089    6.65%     8,397    2.65%
Total Risk-Based
 Capital                15,045     8.0%    23,155    12.31%    8,110    4.31%
Tier 1 Risk-Based
 (Core) Capital          7,523     4.0%    21,089    11.21%   13,566    7.21%

                 Security Federal Corporation and Subsidiaries

7. Regulatory Matters, Continued

The Company's regulatory capital amounts and ratios at June 30, 2000 are as follows:

                                                                  To Be
                                                             Well Capitalized
                                                For             Under Prompt
(Dollars in Thousands)                    Capital Adequacy   Corrective Action
                             Actual           Purposes          Provisions
                      -------------------------------------------------------
                        Amount    Ratio   Amount    Ratio    Amount    Ratio
                      -------------------------------------------------------
Tier I Risk-Based
 Core Capital          $21,089    11.2%   $ 7,523    4.0%    $11,284    6.0%
Risk-Based Capital
 (To Risk Weighted
 Assets)                23,155    12.3%    15,045    8.0%     18,807   10.0%
Core Capital (To
 Adjusted Tangible
 Assets)                21,089     6.7%    12,692    4.0%     15,865    5.0%
Tangible Capital
 (To Tangible Assets)   20,552     6.5%     6,335    2.0%     15,838    5.0%

                 Security Federal Corporation and Subsidiaries

        Management's Discussion and Analysis of Results of Operations
                         and Financial Condition

Changes in Financial Condition

Total assets of the Company increased $11.7 million or 3.9% during the three months ended June 30, 2000, due primarily to increases of $10.1 million or 5.2% in total net loans receivable, and an increase of $3.9 million in cash and cash equivalents, offset in part by a $2.6 million decrease in total investment securities.

Residential real estate loans, net of loans in process, increased $5.0 million or 5.5% during the period while other loans increased $5.8 million or 5.5%.

Real estate acquired in settlement of loans (REO) increased $239,000 due to foreclosures. Real estate acquired for development decreased $122,000 during the three-month period due to sales of lots in Willow Woods.

Non-accrual loans totaled $580,000 at June 30, 2000 compared to $890,000 at March 31, 2000. The Bank classifies all loans as non-accrual when they become 90 days or more delinquent. The Bank had 2 loans totaling $493,000 at June 30, 2000 that where troubled debt restructurings compared to $784,000 at March 31, 2000. One loan of $54,000 is a commercial loan secured by two single-family rental properties. The other troubled debt restructuring was a $439,000 commercial loan secured by commercial real estate. Both loans were current as of June 30, 2000. All troubled debt restructurings are also considered impaired. At June 30, 2000, the Bank held $523,000 in impaired loans compared to $ 897,000 compared to March 31, 2000.

Deposits increased $1.1 million during the three months ended June 30, 2000. Federal Home Loan Bank (FHLB) advances grew $9.8 million or 19.3% to fund the Company's 3.9% growth in assets.

The Board of Directors declared the 38th consecutive quarterly dividend of $.04 per share per quarter in May 2000, which totaled $34,000. The employee stock ownership plan of the Company borrowed an additional $60,000 to purchase stock for the plan during the three-month period. Unrealized losses on securities available for sale increased $2,000 during the three months ended June 30, 2000. The Company's net income for the three months was $509,000. These items combined to increase shareholders' equity by $413,000 or 2.1% during the three months ended June 30, 2000. Book value per share was $24.09 at June 30, 2000 compared to $23.56 at March 31, 2000.

Liquidity and Capital Resources

In accordance with Office of Thrift Supervision (OTS) regulations, the Company is required to maintain a liquidity ratio at specified levels that are subject to change. Currently, a minimum of 4.0% of the combined total of deposits and certain borrowings must be maintained in the form of cash or eligible investments. The Company's average liquidity during the three months ended June 30, 2000 was approximately 30%. The Company's current liquidity level is deemed adequate to meet the requirements of normal operations, potential deposit outflows, and loan demand while still allowing for optimal investment of funds and return on assets. Although the Company's available for sale investment portfolio had an unrealized net loss at June 30, 2000, the Company plans to hold the majority of those investments until called or maturity.

Loan repayments and maturities of investments are a significant source of funds, whereas loan disbursements are a primary use of the Company's funds. During the three months ended June 30, 2000, loan disbursements exceeded loan repayments resulting in a $10.1 million or 5.2% increase in total net loans receivable.

Deposits and other borrowings are also an important source of funds for the Company. During the three months ended June 30, 2000, deposits increased $1.1 million while FHLB advances increased $9.8 million. At June 30, 2000, the Bank had $73.2 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a major portion of these certificates will be renewed.

Liquidity resources at June 30, 2000 are sufficient to meet outstanding mortgage loan commitments of $1.0 million and unused lines of credit of $22.7 million. Management believes that the Company's liquidity needs will continue to be supported by the Company's deposit base and borrowing capacity during the next year.

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

                 Security Federal Corporation and Subsidiaries

        Management's Discussion and Analysis of Results of Operations
                         and Financial Condition

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------

Net Income

Net income was $509,000 for the three months ended June 30, 2000, representing an increase in earnings of $34,000 or 7.2% compared to the same period in 1999.

Net Interest Income

Net interest income increased $269,000 or 12.1% during the three months ended June 30, 2000 due to an increase in total interest income offset in part by an increase in interest expense.

Interest income on loans increased $941,000 or 29.2% during the quarter as a result of total net loans significantly increasing in the portfolio. Investment, mortgage-backed, and other securities interest income increased $125,000 or 9.3% due to an increase in the average balance in the investment portfolio and a 20 basis points increase in the average yield in the portfolio. Total interest income rose $1.1 million or 23.4% compared to the same period in 1999.

Total interest expense increased $798,000 or 34.3% during the three months ended June 30, 2000 compared to the same period a year ago. Interest expense on deposits increased $179,000 or 8.7% during the period as deposits grew compared to the average balance in 1999 and the cost of deposits increased approximately 18 basis points. Interest expense on advances and other borrowings increased $618,000 as the average amount of debt outstanding increased during the 2000 period compared to 1999 and as the average cost of the borrowings increased in the 2000 period.

Provision for Loan Losses

The Company's provision for loan losses increased $25,000 to $175,000 during the three months ended June 30, 2000 compared to the same quarter in 1999.
The amount of the provision is determined by Management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $580,000 at June 30, 2000 compared to $890,000 at March 31, 2000. The ratio of allowance for loan losses to the Company's total loans was 1.07% at June 30, 2000 compared to 1.09% at March 31, 2000.

Other Income

Total other income increased $21,000 or 3.6% during the three months ended June 30, 2000 compared to the same period a year ago. Gain on sale of loans decreased $63,000 during the period due to more mortgage customers opting for adjustable rate loans which are retained in the Bank's portfolio as opposed to fixed rate mortgages which are sold to investors. Loan servicing fees decreased $5,000 as the portfolio of loans serviced for others decreased. Service fees on deposit accounts grew $22,000 as the number of commercial and personal demand deposit accounts increased. Income from real estate operations stemming from the Willow Woods partnership decreased $3,000 during the period. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions through SFSC, and other miscellaneous fees increased $70,000 during the three months ended June 30, 2000.

General and Administrative Expenses

General and administrative expenses increased $176,000 or 9.1% during the three months ended June 30, 2000 compared to the same period in 1999.

Salaries and employee benefits expense grew $107,000 or 10.5% due to normal annual salary increases and an increase in customer service positions. Occupancy expense increased $9,000 or 6.9% during the period. Advertising expense increased $28,000 while the depreciation and maintenance of equipment expense increased $32,000 during the quarterly period. FDIC insurance premiums decreased $10,000 while the amortization of intangible expense was $116,000 during the three months ended June 30, 2000 and June 30, 1999. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, increased $10,000 or 2.5% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

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


                                 SECURITY FEDERAL CORPORATION




Date:  August 8, 2000            By:  /s/ Roy G. Lindburg
                                      ---------------------------------
                                      Roy G. Lindburg
                                      Treasurer/Chief Financial Officer
                                      Duly Authorized Representative