Form 10QSB
period 2000-09-30
SECURITY FEDERAL CORPORATION
filed 2000-11-13
CIK 818677

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                  FORM 10 - QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD:

                FROM:                          TO:
                      -----------------------      ---------------------

                       COMMISSION FILE NUMBER:  0-16120

                        SECURITY FEDERAL CORPORATION

                  South Carolina                    57-0858504
          (State or other jurisdiction of         (IRS Employer
          incorporation or organization)          Identification)


                1705 WHISKEY ROAD, AIKEN, SOUTH CAROLINA  29801
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

        CLASS:               OUTSTANDING SHARES AT:      $0.01 PAR VALUE:
        ------------         ----------------------      ----------------

        Common Stock          September 30, 2000             836,336

                                  INDEX

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

              Security Federal Corporation and Subsidiaries

                       Consolidated Balance Sheets

                                       September 30, 2000      March 31, 2000
                                       ------------------   -----------------
Assets:                                       (Unaudited)           (Audited)
  Cash and Cash Equivalents              $      7,336,942   $      7,416,702
  Investment And Mortgage-Backed
  Securities:
   Available For Sale: (Amortized cost
   of $85,568,768 at September 30, 2000
   and $91,446,235 at March 31, 2000)          83,771,505         88,820,651
   Held To Maturity: (Fair value of
     $2,564,484 at September 30, 2000
     and $2,634,400 at March 31, 2000)          2,607,031          2,710,103
                                       ------------------   -----------------
Total Investment and Mortgage-Backed
 Securities                                    86,378,536         91,530,754
                                       ------------------   -----------------
Loans Receivable Net:
   Held For Sale                                1,515,367          1,295,676
   Held For Investment: (Net of
    allowance of $2,307,377 at
    September 30, 2000 and
    $2,120,767 at March 31, 2000)             216,274,501        191,704,890
                                       ------------------   -----------------
Total Loans Receivable Net              $     217,789,868   $    193,000,566
                                       ------------------   -----------------
Accrued Interest Receivable:
   Loans                                        1,135,213            963,219
   Mortgage-Backed Securities                     196,519            204,003
   Investments                                    701,924            761,428
Premises And Equipment, Net                     4,501,590          4,284,693
Federal Home Loan Bank Stock, At Cost           3,240,900          2,605,600
Real Estate Acquired In Settlement Of Loans       284,603            332,000
Real Estate Held For Development And Sale         254,679            535,878
Other Assets                                    2,620,094          3,167,115
                                       ------------------   -----------------
Total Assets                            $     324,440,868   $    304,801,958
                                       ==================   =================
Liabilities And Shareholders' Equity
Liabilities:
   Deposit Accounts                     $     233,403,133   $    228,823,331
   Advances From Federal Home Loan Bank        62,838,000         50,611,000
   Other Borrowed Money                         3,294,346          2,210,500
   Advance Payments By Borrowers For
    Taxes and Insurance                           668,292            373,660
   Other Liabilities                            3,124,318          3,024,766
                                       ------------------   -----------------
Total Liabilities                       $     303,328,089   $    285,043,257
                                       ------------------   -----------------
Shareholders' Equity:
   Serial Preferred Stock, $.01 Par
    Value; Authorized Shares -
    200,000; Issued And Outstanding
    Shares - None
   Common Stock, $.01 Par Value;
    Authorized Shares - 5,000,000;
    Issued And Outstanding Shares -
    836,336 At September 30, 2000
    And 838,524 At March 31, 2000       $           8,421   $          8,421
   Additional Paid-In Capital                   3,993,733          3,993,733
   Indirect Guarantee of Employee Stock
    Ownership Trust Debt                         (307,405)          (186,803)
   Accumulated Other Comprehensive Loss        (1,115,020)        (1,629,150)
   Retained Earnings, Substantially
    Restricted                                 18,533,050         17,572,500
                                       ------------------   -----------------
Total Shareholders' Equity              $      21,112,779   $     19,758,701
                                       ------------------   -----------------
Total Liabilities And Shareholders'
 Equity                                 $     324,440,868   $    304,801,958
                                       ==================   =================

See accompanying notes to consolidated financial statements.

              Security Federal Corporation and Subsidiaries

               Consolidated Statements of Income (Unaudited)

                                          Three Months Ended September 30,
                                       -------------------------------------
                                                 2000                1999
                                       ------------------   ----------------
Interest Income:
 Loans                                   $      4,524,913   $      3,369,395
 Mortgage-Backed Securities                       582,417            455,674
 Investment Securities                            844,771            913,608
 Other                                             19,458             13,180
                                       ------------------   ----------------
Total Interest Income                           5,971,559          4,751,857
                                       ------------------   ----------------
Interest Expense:
 NOW And Money Market Accounts                    630,056            706,813
 Passbook Accounts                                 79,841             82,463
 Certificate Accounts                           1,697,815          1,309,665
 Advances And Other Borrowed Money              1,026,973            370,348
                                       ------------------   ----------------
Total Interest Expense                          3,434,685          2,469,289
                                       ------------------   ----------------
Net Interest Income                             2,536,874          2,282,568
 Provision For Loan Losses                        150,000            150,000
 Net Interest Income After Provision   ------------------   ----------------
  For Loan Losses                               2,386,874          2,132,568
Other Income:                          ------------------   ----------------
 Net Gain On Sale Of Investments                        -              3,022
 Gain On Sale Of Loans                             91,390             71,432
 Loan Servicing Fees                               69,487             72,052
 Service Fees On Deposit Accounts                 252,879            266,160
 Income From Real Estate Operations                29,330             69,856
 Other                                            156,750            155,641
                                       ------------------   ----------------
Total Other Income                                599,836            638,163
                                       ------------------   ----------------
General And Administrative Expenses:
 Salaries And Employee Benefits                 1,148,799          1,076,096
 Occupancy                                        168,649            131,758
 Advertising                                       37,869             35,646
 Depreciation And Maintenance Of
  Equipment                                       253,034            233,049
 FDIC Insurance Premiums                           11,636             22,442
 Amortization Of Intangibles                      116,310            116,310
 Other                                            428,478            375,440
                                       ------------------   ----------------
Total General And Administrative
 Expenses                                       2,164,775          1,990,741
                                       ------------------   ----------------
 Income Before Income Taxes                       821,935            779,990
 Provision For Income Taxes                       303,022            270,969
                                       ------------------   ----------------
Net Income                               $        518,913   $        509,021
                                       ==================   ================
Basic Net Income Per Common Share        $           0.62   $           0.61
                                       ==================   ================
Diluted Net Income Per Common Share      $           0.61   $           0.60
                                       ==================   ================
Cash Dividend Per Share On Common Stock  $           0.04   $           0.04
                                       ==================   ================

Basic Weighted Average Shares
 Outstanding                                      836,859            838,524
                                       ==================   ================
Diluted Weighted Average Shares
 Outstanding                                      848,536            846,103
                                       ==================   ================

See accompanying notes to consolidated financial statements.

              Security Federal Corporation and Subsidiaries

              Consolidated Statements of Income (Unaudited)

                                           Six Months Ended September 30,
                                       -------------------------------------
                                                 2000                1999
                                       ------------------   ----------------
Interest Income:
 Loans                                   $      8,685,245   $      6,588,770
 Mortgage-Backed Securities                     1,167,477            938,473
 Investment Securities                          1,713,930          1,751,267
 Other                                             36,760             38,746
                                       ------------------   ----------------
Total Interest Income                          11,603,412          9,317,256
                                       ------------------   ----------------
Interest Expense:
 NOW And Money Market Accounts                  1,303,702          1,402,534
 Passbook Accounts                                161,668            160,038
 Certificate Accounts                           3,197,142          2,611,672
 Advances And Other Borrowed Money              1,903,886            629,208
                                       ------------------   ----------------
Total Interest Expense                          6,566,398          4,803,452
                                       ------------------   ----------------
Net Interest Income                             5,037,014          4,513,804
 Provision For Loan Losses                        325,000            300,000
                                       ------------------   ----------------
 Net Interest Income After Provision
  For Loan Losses                               4,712,014          4,213,804
                                       ------------------   ----------------
Other Income:
 Net Gain On Sale Of Investments                        -              3,022
 Gain On Sale Of Loans                            142,307            184,936
 Loan Servicing Fees                              137,162            145,068
 Service Fees On Deposit Accounts                 513,049            504,606
 Income From Real Estate Operations                60,989            104,699
 Other                                            335,089            263,889
                                       ------------------   ----------------
Total Other Income                              1,188,596          1,206,220
                                       ------------------   ----------------
General And Administrative Expenses:
 Salaries And Employee Benefits                 2,283,579          2,103,398
 Occupancy                                        302,579            257,098
 Advertising                                       97,926             68,106
 Depreciation And Maintenance Of
  Equipment                                       495,074            442,799
 FDIC Insurance Premiums                           23,156             43,613
 Amortization Of Intangibles                      232,620            232,620
 Other                                            834,285            771,430
                                       ------------------   ----------------
Total General And Administrative
 Expenses                                $      4,269,219   $      3,919,064
                                       ------------------   ----------------
 Income Before Income Taxes                     1,631,391          1,500,960
 Provision For Income Taxes                       603,472            516,598
                                       ------------------   ----------------
Net Income                               $      1,027,919   $        984,362
                                       ==================   ================
Basic Net Income Per Common Share        $           1.23   $           1.17
                                       ==================   ================
Diluted Net Income Per Common Share      $           1.21   $           1.16
                                       ==================   ================
Cash Dividend Per Share On Common
 Stock                                   $           0.08   $           0.08
                                       ==================   ================
Basic Weighted Average Shares
 Outstanding                                      837,553            840,322
                                       ==================   ================
Diluted Weighted Average Shares
 Outstanding                                      848,536            846,103
                                       ==================   ================

See accompanying notes to consolidated financial statements.

                                   Security Federal Corporation and Subsidiaries

                           Consolidated Statements of Shareholders' Equity (Unaudited)

                                                                Accumu-
                                                                lated
                                                                Other
                                                 Indirect       Compre-
                                    Additional   Guarantee      hensive
                          Common     Paid-In         of         Income         Retained
                          Stock      Capital     ESOP Debt      (Loss)         Earnings         Total

Beginning Balance At
March 31, 1999           $  8,421   $3,993,733   $        -   $  (127,738)   $ 15,686,026   $ 19,560,442
Net Income                      -            -            -             -         984,362        984,362
Other Comprehensive
Income, Net Of Tax:
 Unrealized Holding
  Losses On Securities
  Available For Sale            -            -            -      (984,374)              -       (984,374)
                                                                                            ------------
 Comprehensive Loss                                                                                  (12)
Increase in Indirect
 Guarantee of ESOP
  Debt                          -            -     (180,000)            -               -       (180,000)
Cash Dividends                  -            -            -             -         (67,370)       (67,370)
Balance at               --------   ----------   ----------   -----------    ------------   ------------
September 30, 1999       $  8,421   $3,993,733   $ (180,000)  $(1,112,112)   $ 16,603,018   $ 19,313,060
                         ========   ==========   ==========   ===========    ============   ============

Beginning Balance At
March 31, 2000           $  8,421   $3,993,733   $ (186,803)  $(1,629,150)   $ 17,572,500   $ 19,758,701
Net Income                      -            -            -             -       1,027,919      1,027,919
Other Comprehensive
Income, Net Of Tax:
 Unrealized Holding
 Gains On Securities
 Available For Sale             -            -            -       514,130               -        514,130
                                                                                            ------------
 Comprehensive Income                                                                          1,542,049
Increase in Indirect
 Guarantee of ESOP
  Debt                          -            -     (120,602)            -               -       (120,602)
Cash Dividends                                                                    (67,369)       (67,369)
Balance at               --------   ----------   ----------   -----------    ------------   ------------
September 30, 2000       $  8,421   $3,993,733   $ (307,405)  $(1,115,020)   $ 18,533,050   $ 21,112,779
                         ========   ==========   ==========   ===========    ============   ============

See accompanying notes to consolidated financial statements.

                                                        4

              Security Federal Corporation and Subsidiaries

             Consolidated Statements of Cash Flows (Unaudited)

                                           Six Months Ended September 30,
                                       -------------------------------------
                                                 2000                1999
                                       ------------------   ----------------
Cash Flows From Operating Activities:
Net Income                               $      1,027,919   $        984,362
Adjustments To Reconcile Net Income
To Net Cash Provided By Operating
Activities:
 Depreciation Expense                    $        431,994   $        384,068
 Amortization Of Intangibles                      232,620            232,620
 Discount Accretion And Premium
  Amortization                                     15,276             25,628
 Provisions For Losses On Loans And
  Real Estate                                     325,000            300,000
 Gain On Sale Of Securities Available
  For Sale                                              -             (3,022)
 Gain On Sale Of Loans                           (142,307)          (184,936)
 Gain On Sale Of Real Estate                      (93,387)          (104,699)
 Amortization Of Deferred Fees On Loans           (71,241)           (18,236)
 Proceeds From Sale Of Loans Held For
  Sale                                          7,030,954         10,716,676
 Origination Of Loans For Sale                 (7,108,338)        (9,499,123)
 (Increase) Decrease In Accrued
  Interest Receivable:
   Loans                                         (171,994)          (194,649)
   Mortgage-Backed Securities                       7,484            (42,612)
   Investments                                     59,504            (57,332)
 Increase In Advance Payments By
  Borrowers                                       294,632            243,060
 Loss On Disposition Of Premises
  And Equipment                                       195              6,738
 Other, Net                                       (20,838)           299,794
                                       ------------------   ----------------
Net Cash Provided By Operating
 Activities                              $      1,817,473   $      3,088,337
                                       ------------------   ----------------
Cash Flows From Investing Activities:
 Principal Repayments On Mortgage-
  Backed Securities Held To Maturity     $        103,082   $        542,172
  Principal Repayments On Mortgage-
   Backed Securities Available For Sale         3,191,144          3,784,081
 Purchase Of Investment Securities
  Available For Sale                                    -         (9,953,938)
 Purchase Of Mortgage-Backed Securities
  Available For Sale                             (943,380)       (11,130,040)
 Maturities Of Investment Securities
  Available For Sale                            3,614,416          7,121,971
 Maturities Of Investment Securities
  Held To Maturity                                      -             71,115
 Proceeds From Sale of Securities
  Available For Sale                                    -          1,502,422
 Purchase Of FHLB Stock                          (635,300)        (1,483,500)
 Redemption Of FHLB Stock                               -          1,267,800
 Increase In Loans To Customers               (25,124,573)       (19,498,858)
 Investment In Real Estate Held For
  Development                                    (330,162)          (380,727)
 Proceeds From Sale Of Real Estate
  Held For Development                            672,350            568,420
 Proceeds From Sale Of Real Estate
  Acquired Through Foreclosure                    380,998             21,000
 Purchase And Improvement Of Premises
  And Equipment                                  (649,086)          (232,671)
 Proceeds From Sale Of Premises
  And Equipment                                         -              9,975
                                       ------------------   ----------------
 Net Cash Used By Investing Activities   $    (19,720,511)  $    (27,790,778)
                                       ------------------   ----------------
Cash Flows From Financing Activities:
 Increase In Deposit Accounts            $      4,579,802   $      6,848,656
 Proceeds From FHLB Advances                   59,445,000         77,750,000
 Repayment Of FHLB Advances                   (47,218,000)       (60,818,000)
 Proceeds Of Other Borrowings                   1,083,846            674,194
 Repayment Of Other Borrowings                          -            (34,765)
 Dividends To Shareholders                        (67,370)           (67,370)
                                       ------------------   ----------------
Net Cash Provided By Financing
 Activities                              $     17,823,278   $     24,352,715
                                       ------------------   ----------------
                                                                 (Continued)

              Security Federal Corporation and Subsidiaries

             Consolidated Statements of Cash Flows (Unaudited)

                                           Six Months Ended September 30,
                                       -------------------------------------
                                                 2000                1999
                                       ------------------   ----------------
Net Decrease In Cash And Cash
 Equivalents                             $        (79,760)  $       (349,726)
Cash And Cash Equivalents At Beginning
 Of Period                                      7,416,702          6,951,347
                                       ------------------   ----------------
Cash And Cash Equivalents At End Of
 Period                                  $      7,336,942   $      6,601,621
                                       ==================   ================

Supplemental Disclosure Of Cash Flows
 Information:
Cash Paid During The Period For
 Interest                                $      4,681,138   $      4,655,810
Cash Paid During The Period For
 Income Taxes                            $        833,183   $        641,350
Additions To Real Estate Acquired
 Through Foreclosure                     $        301,203   $         21,000
(Increase) Decrease In Unrealized
  Net Loss On Securities Available
  For Sale, Net Of Taxes                 $        514,130   $       (984,374)


See accompanying notes to consolidated financial statements.

              Security Federal Corporation and Subsidiaries

           Notes to Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions from Form 10-QSB and generally accepted accounting principles; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of Management, reflect all adjustments, all of which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial statements. The results of operations for the three and six-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year. This Form 10-QSB contains certain forward-looking statements with respect to the financial condition, results of operations, and business. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, changes in interest rates, changes in the regulatory environment, changes in general economic conditions and inflation, changes in the securities market. Management cautions readers of Form 10-QSB not to place undue reliance on forward-looking statements contained herein.

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

3.  Loans Receivable, Net

Loans Receivable, Net, at September 30, 2000 and March 31, 2000 consisted of the following: Loans held for sale were $1,515,367 and $1,295,676 at September 30, 2000 and March 31, 2000, respectively.

Loans Held For Investment:            September 30, 2000     March 31, 2000
                                     -------------------  -------------------
  Residential Real Estate            $       118,123,285  $        98,151,348
  Consumer                                    43,706,162           41,719,221
  Commercial Business & Real Estate           69,665,939           62,062,134
                                     -------------------  -------------------
                                     $       231,495,386  $       201,932,703
                                     -------------------  -------------------
Less:
 Allowance For Possible Loan Loss    $         2,307,377  $         2,120,767
 Loans In Process                             12,600,851            7,832,280
 Deferred Loan Fees                              312,657              274,766
                                     -------------------  -------------------
                                     $        15,220,885  $        10,227,813
                                     -------------------  -------------------
                                     $       216,274,501  $       191,704,890

                                     ===================  ===================

The following is a reconciliation of the allowance for loan losses for the six months ending:

                                      September 30, 2000   September 30, 1999
                                     -------------------  -------------------
Beginning Balance                    $         2,120,767  $         1,715,068
 Provision                                       325,000              300,000
 Charge-offs                                    (159,659)            (127,547)
 Recoveries                                       21,269               16,114
                                     -------------------  -------------------
Ending Balance                       $         2,307,377  $         1,903,635
                                     ===================  ===================

              Security Federal Corporation and Subsidiaries

4.  Securities

Investment and Mortgage-Backed Securities, Held to Maturity
-----------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

                                           Gross        Gross
September 30, 2000           Amortized   Unrealized   Unrealized
------------------             Cost        Gains        Losses     Fair Value
                            ----------   ----------   ----------   ----------
US Government and
 Agency Obligations         $  265,707   $      595   $        -   $  266,302
Mortgage-Backed Securities   2,341,324        2,112       45,254    2,298,182
                            ----------   ----------   ----------   ----------
Total                       $2,607,031   $    2,707   $   45,254   $2,564,484
                            ==========   ==========   ==========   ==========
March 31, 2000
--------------
US Government and
 Agency Obligations         $  265,707   $    3,034   $        -   $  268,741
Mortgage-Backed Securities   2,444,396        2,966       81,703    2,365,659
                            ----------   ----------   ----------   ----------
Total                       $2,710,103   $    6,000   $   81,703   $2,634,400
                            ==========   ==========   ==========   ==========

Investment And Mortgage-Backed Securities, Available For Sale
-------------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

                                           Gross        Gross
September 30, 2000           Amortized   Unrealized   Unrealized
------------------             Cost        Gains        Losses     Fair Value
                           -----------   ----------   ----------  -----------
US Government and
 Agency Obligations        $52,184,782   $        -   $1,161,435  $51,023,347
Mortgage-Backed Securities  33,383,986        2,661      638,489   32,748,158
                           -----------   ----------   ----------  -----------
Total                      $85,568,768   $    2,661   $1,799,924  $83,771,505
                           ===========   ==========   ==========  ===========
March 31, 2000
--------------
US Government
 and Agency Obligations    $55,783,474   $    1,017   $1,618,734  $54,165,757
Mortgage-Backed
 Securities                 35,662,761        1,293    1,009,160   34,654,894
                           -----------   ----------   ----------  -----------
Total                      $91,446,235   $    2,310   $2,627,894  $88,820,651
                           ===========   ==========   ==========  ===========

               Security Federal Corporation and Subsidiaries

5.  Deposit Accounts

A summary of deposit accounts by type with weighted average rates is as follows:
                            September 30, 2000            March 31, 2000
                         ------------------------    ------------------------
Demand Accounts:            Balance        Rate        Balance         Rate
                         -------------  ---------    -------------   --------
 Checking                $  58,921,225    0.76%      $  58,304,679    0.89%
 Money Market               45,411,580    5.07%         51,636,465    4.60%
 Regular Savings            12,492,119    2.50%         13,203,395    2.50%
                         -------------               -------------
Total Demand Accounts    $ 116,824,924    2.62%      $ 123,144,539    2.62%
                         =============               =============

Certificate Accounts:
0 - 4.99%                $   4,295,830               $  15,575,152
5.00 - 6.99%               103,489,098                  90,103,640
7.00 - 8.99%                 8,793,281                           -
                         -------------               -------------
Total Certificate
 Accounts                $ 116,578,209    6.07%      $ 105,678,792    5.41%
                         =============               =============
Total Deposit Accounts   $ 233,403,133    4.34%      $ 228,823,331    3.90%
                         =============               =============

6.  Advances From Federal Home Loan Bank

Federal Home Loan Bank Advances are summarized by year of maturity and weighted average interest rate in the table below:

                            September 30, 2000            March 31, 2000
                         ------------------------    ------------------------
Fiscal Year Due:            Balance        Rate        Balance         Rate
                         -------------  ---------    -------------   --------

2001                     $  52,676,000    6.77%      $  35,431,000    5.88%
2002                         5,000,000    5.71%          5,000,000    5.71%
2003                                 -       0%          5,000,000    6.36%
2004                                 -       0%                  -       0%
Thereafter                   5,162,000    6.60%          5,180,000    6.60%
                         -------------  ---------    -------------   --------
Total Advances           $  62,838,000    6.67%      $  50,611,000    5.99%
                         =============               =============

7.  Regulatory Matters

The following table reconciles the Bank's Shareholders' equity to its various regulatory capital positions:

                                  September 30, 2000        March 31, 2000
                                           (Dollars in Thousands)
                                  ----------------------------------------
Bank's Shareholders' Equity       $           20,952      $         19,414
Unrealized Loss On Available For
 Sale Of Securities, Net Of Tax                1,115                 1,629
Reduction For Goodwill And
 Other Intangibles                              (883)               (1,116)
                                  ------------------      ----------------
 Tangible Capital                             21,184                19,927
Qualifying Core Deposits And
 Intangible Assets                               515                   559
                                  ------------------      ----------------
 Core Capital                                 21,699                20,486
Supplemental Capital                           2,307                 2,121
Assets Required To Be Deducted                  (171)                 (103)
                                  ==================      ================
 Risk-Based Capital               $           23,835      $         22,504
                                  ==================      ================

The following table compares the Bank's capital levels relative to the applicable regulatory requirements at September 30, 2000.

                                        (Dollars in Thousands)
                      -------------------------------------------------------
                          Amt.      %     Actual   Actual    Excess    Excess
                       Required  Required   Amt.      %        Amt.       %
                      -------------------------------------------------------
Tangible Capital       $ 6,494     2.0%   $21,184    6.52%   $14,690    4.52%
Tier 1 Leverage
 (Core) Capital         13,009     4.0%    21,699    6.67%     8,690    2.67%
Total Risk-Based
 Capital                16,034     8.0%    23,835   11.89%     7,801    3.89%
Tier 1 Risk-Based
 (Core) Capital          8,017     4.0%    21,699   10.83%    13,682    6.83%

              Security Federal Corporation and Subsidiaries

7.  Regulatory Matters, Continued

The Company's regulatory capital amounts and ratios at September 30, 2000 are as follows:

                                                                  To Be
                                                             Well Capitalized
                                                For             Under Prompt
(Dollars in Thousands)                    Capital Adequacy   Corrective Action
                             Actual           Purposes          Provisions
                      -------------------------------------------------------
                        Amount    Ratio   Amount    Ratio    Amount    Ratio
                      -------------------------------------------------------
Tier I Risk-Based
 Core Capital          $21,699    10.8%   $ 8,017    4.0%    $12,025    6.0%
Risk-Based Capital
 (To Risk Weighted
 Assets)                23,835    11.9%    16,034    8.0%     20,042   10.0%
Core Capital (To
 Adjusted Tangible
 Assets)                21,699     6.7%    13,009    4.0%     16,261    5.0%
Tangible Capital
 (To Tangible
 Assets)                21,184     6.5%     6,494    2.0%     16,236    5.0%

                Security Federal Corporation and Subsidiaries

        Management's Discussion and Analysis of Results of Operations
                            and Financial Condition

Changes in Financial Condition

Total assets of the Company increased $19.6 million during the six months ended September 30, 2000, due primarily to an increase of $24.8 million or 12.8% in total net loans receivable offset partially by a $5.2 million or 5.6% decrease in total investment securities.

Residential real estate loans, net of loans in process, increased $15.2 million or 16.8% during the period while other loans increased $9.6 million or 9.2%.

Real estate acquired in settlement of loans (REO) decreased $47,000 while real estate held for development and sale decreased $281,000 during the six-month period due to sales of lots in Willow Woods.

Deposits increased $4.6 million or 2.0% during the six months ended September 30, 2000 and advances from Federal Home Loan Bank (FHLB) grew $12.2 million to fund the Company's 6.4% growth in assets.

The Board of Directors declared the 38th and 39th consecutive quarterly dividend of $.04 per share in May and August 2000, which totaled $67,000. The employee stock ownership trust of the Company borrowed $121,000 to purchase stock for the plan during the six-month period. Unrealized losses on securities available for sale decreased $514,000 during the six months ended September 30, 2000 due to the recent decrease in U.S. Treasury and agency bond yields. Net income for the six months was $1.0 million for the Company.
These items combined to increase shareholders' equity by $1.4 million or 6.9% during the six months ended September 30, 2000. Book value per share was $25.24 at September 30, 2000 compared to $23.56 at March 31, 2000.

Liquidity and Capital Resources

In accordance with Office of Thrift Supervision (OTS) regulations, the Company is required to maintain a liquidity ratio at specified levels that are subject to change. Currently, a minimum of 4.0% of the combined total of deposits and certain borrowings must be maintained in the form of cash or eligible investments. The Company's average liquidity during the six months ended September 30, 2000 was approximately 25%. The Company's current liquidity level is deemed adequate to meet the requirements of normal operations, potential deposit outflows, and loan demand while still allowing for optimal investment of funds and return on assets.

Loan repayments and maturities of investments are a significant source of funds, whereas loan disbursements are a primary use of the Company's funds. During the six months ended September 30, 2000, loan disbursements exceeded loan repayments resulting in a $24.8 million or 12.8% increase in total net loans receivable.

Deposits and other borrowings are also an important source of funds for the Company. During the six months ended September 30, 2000, deposits increased $4.6 million while FHLB advances increased $12.2 million. At September 30, 2000, the Bank had $77.0 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a major portion of these certificates will be renewed.

Liquidity resources at September 30, 2000 are sufficient to meet outstanding mortgage loan commitments of $713,000 and unused lines of credit of $24.3 million. Management believes that the Company's liquidity needs will continue to be supported by the Company's deposit base and borrowing capacity.

               Security Federal Corporation and Subsidiaries

        Management's Discussion and Analysis of Results of Operations
                           and Financial Condition

Accounting and Reporting Changes.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 133, Accounting for Derivative Instrument and Hedging Activities. All derivatives are to be measured at fair value and recognized in the balance sheet as assets or liabilities. Statement of Financial Accounting Standard (SFAS) 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities was issued in June 2000 and amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The two statements are to be adopted concurrently and are effective for fiscal years and quarters beginning after June 15, 2000. The Company does not expect that the adoption of SFAS No. 133 and SFAS No. 138 will have a material impact on the presentation of the Company's financial results or financial position.

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

               Security Federal Corporation and Subsidiaries

        Management's Discussion and Analysis of Results of Operations
                           and Financial Condition

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
-------------------------------------------------------------------

Net Income

Net income was $519,000 for the three months ended September 30, 2000, representing an increase in earnings of $10,000 or 1.9% compared to the same period in 1999.

Net Interest Income

Net interest income increased $254,000 or 11.1% during the three months ended September 30, 2000 due to an increase in total interest income offset in part by an increase in interest expense.

Interest income on loans increased $1.2 million or 34.3% during the period as a result of total net loans significantly increasing in the portfolio. Investment, mortgage-backed, and other securities interest income increased $64,000 or 4.6% due to an increase in the average yield in the investment portfolio of 19 basis points. Total interest income rose $1.2 million or 25.7% compared to the same period in 1999.

Total interest expense increased $965,000 or 39.1% during the three months ended September 30, 2000 compared to the same period one-year earlier. Interest expense on deposits increased $309,000 or 14.7% during the period as the average balance and the average cost of deposits increased during the quarter ended September 30, 2000. Interest expense on advances and other borrowings increased $657,000 as the average amount of debt outstanding increased and the cost of those borrowings increased during the 2000 period compared to same period in 1999.

Provision for Loan Losses

The Bank's provision for loan losses was $150,000 during both the three months ended September 30, 2000 and 1999. The amount of the provision is determined by Management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $233,000 at September 30, 2000 compared to $890,000 at March 31, 2000. The ratio of allowance for loan losses to the Company's total loans was 1.06% at September 30, 2000 compared to 1.09% at March 31, 2000.

               Security Federal Corporation and Subsidiaries

        Management's Discussion and Analysis of Results of Operations
                           and Financial Condition

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000, Continued
------------------------------------------------------------------------------

Other Income

Total other income decreased $38,000 or 6.0% during the three months ended September 30, 2000 compared to the same period one-year earlier. Gain on sale of loans increased $20,000 during the period. Loan servicing fees decreased $3,000 as the portfolio of loans serviced for others decreased. Service fees on deposit accounts decreased $13,000. Income from real estate operations related to the Willow Woods partnership decreased $41,000 during the period. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions through SFSC, and other miscellaneous fees increased $1,000 during the three months ended September 30, 2000.

General and Administrative Expenses

General and administrative expenses increased $174,000 or 8.7% during the three months ended September 30, 2000 compared to the same period in 1999.

Salaries and employee benefits expense grew $73,000 or 6.8% due to an increase in staff in customer service positions to handle increased business and due to normal annual salary increases. Occupancy expense increased $37,000 or 28.0% during the period as a result of a new lease on the building that will house the new West Columbia branch office. Advertising expense increased $2,000 while the depreciation and maintenance of equipment expense increased $20,000 during the quarterly period. FDIC insurance premiums decreased $11,000. Amortization of intangibles expense was $116,000 during the three months ended September 30 in fiscal 2000 and 1999. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, increased $53,000 or 14.1% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000
-----------------------------------------------------------------

Net Income

Net income was $1.0 million for the six months ended September 30, 2000, representing an increase in earnings of $44,000 or 4.4% compared to the same period in 1999.

Net Interest Income

Net interest income increased $523,000 or 11.6% during the six months ended September 30, 2000 as a result of an increase in total interest income offset in part by an increase in interest expense.

Interest income on loans increased $2.1 million or 31.8% during the six months in 2000 as a result of total net loans increasing during the period. Investment, mortgage-backed, and other securities interest income increased $192,000 or 7.1% due to an increase of 19 basis points in the average yield of the investment portfolio. Total interest income increased $2.3 million or 24.5% during the six months compared to the same period in 1999.

Total interest expense increased $1.8 million or 36.7% during the six months ended September 30, 2000 compared to the same period one-year earlier. Interest expense on deposits increased $488,000 or 11.7% during the period as deposits grew compared to the average balance in 1999 and the cost of deposits also increased. Interest expense on advances and other borrowings increased $1.3 million as the average amount of debt outstanding increased during the 2000 period compared to 1999.

               Security Federal Corporation and Subsidiaries

        Management's Discussion and Analysis of Results of Operations
                           and Financial Condition

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000, Continued
----------------------------------------------------------------------------

Provision for Loan Losses

The Bank's provision for loan losses was $325,000 during the six months ended September 30, 2000 compared to $300,000 during the six months ended September 30, 1999. The amount of the provision is determined by Management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $233,000 at September 30, 2000 compared to $890,000 at March 31, 2000. The ratio of allowance for loan losses to the Company's total loans was 1.06% at September 30, 2000 compared to 1.09% at March 31, 2000. Net charge-offs were $138,000 during the six months ended September 30, 2000 compared to $111,000 during the same period in 1999.

Other Income

Total other income decreased $18,000 or 1.5% during the six months ended September 30, 2000 compared to the same period one-year earlier. Gain on sale of loans decreased $43,000 as more mortgage loan customers chose an adjustable rate loan as opposed to a fixed rate loan, which are generally sold. Loan-servicing fees decreased $8,000 as the portfolio of loans serviced for others decreased. Service fees on deposit accounts grew $8,000 as the number of commercial and personal demand deposit accounts increased. Income from real estate operations originating from the Willow Woods partnership decreased $44,000 during the period. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions through SFSC, and other miscellaneous fees increased $71,000 during the six months ended September 30, 2000.

General and Administrative Expenses

General and administrative expenses increased $350,000 or 8.9% during the six months ended September 30, 2000 compared to the same period in 1999.

Salaries and employee benefits expense increased $180,000 or 8.6% as a result of an increase in staff in customer service positions to handle increased business and due to normal annual salary increases. Occupancy expense increased by $45,000 or 17.7% during the period. Advertising expense increased $30,000 while the depreciation and maintenance of equipment expense increased $52,000 during the six-month period. FDIC insurance premiums decreased $20,000. Amortization of intangibles expense was $233,000 during the six months ended September 30 in fiscal 2000 and 1999, respectively.
Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, increased $63,000 or 8.2% for the six months ended September 30, 2000 compared to the six months ended September 30, 1999.

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

Item 3    Defaults Upon Senior Securities
          -------------------------------

          None

Item 4    Submission Of Matters To A Vote Of Security Holders
          ---------------------------------------------------

          The election of directors was presented for vote to shareholders at the Annual Meeting on July 18, 2000. Votes for Timothy W. Simmons were as follows: 659,281 votes for, 20,203 votes withheld. Votes for T. Clifton Weeks were as follows: 659,281 votes for, 20,203 votes withheld.

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

                 Security Federal Corporation and Subsidiaries

                                Signatures

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SECURITY FEDERAL CORPORATION


Date:  November 13, 2000             By:  s/s Roy G. ,Lindburg
                                          -----------------------------------
                                          Roy G. Lindburg
                                          Treasurer/CFO
                                          Duly Authorized Representative