Form 10QSB
period 2000-12-31
SECURITY FEDERAL CORPORATION
filed 2001-02-09
CIK 818677

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549
                              FORM 10 - QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD:

                FROM:                    TO:
                     -------------------    ------------------

                      COMMISSION FILE NUMBER:  0-16120

                        SECURITY FEDERAL CORPORATION

                  South Carolina                      57-0858504
        (State or other jurisdiction of             (IRS Employer
        incorporation or organization)             Identification)

              1705 WHISKEY ROAD, AIKEN, SOUTH CAROLINA 29801
            (Address of Principal Executive Office)(Zip code)

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

          CLASS:            OUTSTANDING SHARES AT:         $0.01 PAR VALUE:
          ------            ----------------------         ----------------

          Common Stock         January 31, 2001                1,670,012

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

               Security Federal Corporation and Subsidiaries

                         Consolidated Balance Sheets

                                       December 31, 2000       March 31, 2000
                                       -----------------    -----------------
Assets:                                      (Unaudited)            (Audited)
  Cash and Cash Equivalents             $      8,074,671    $       7,416,702
  Investment And Mortgage-Backed
  Securities:
   Available For Sale: (Amortized
     cost of $83,765,330 at
     December 31, 2000 and
     $91,446,235 at March 31, 2000)           83,208,030           88,820,651
   Held To Maturity:  (Fair value of
     $2,572,966 at December 31, 2000
     and $2,634,400 at March 31, 2000)         2,564,126            2,710,103
                                       -----------------    -----------------
  Total Investment and Mortgage-Backed
   Securities                                 85,772,156           91,530,754
                                       -----------------    -----------------
  Loans Receivable Net:
   Held For Sale                               2,290,195            1,295,676
   Held For Investment: (Net of allow-
     ance of $2,450,298 at December 31,
     2000 and $2,120,767 at March 31,
     2000)                                   224,076,247          191,704,890
                                       -----------------    -----------------
  Total Loans Receivable Net           $     226,366,442    $     193,000,566
                                       -----------------    -----------------
  Accrued Interest Receivable:
   Loans                                       1,267,689              963,219
   Mortgage-Backed Securities                    186,904              204,003
   Investments                                   572,909              761,428
   Premises And Equipment, Net                 5,166,487            4,284,693
   Federal Home Loan Bank Stock, At Cost       3,431,000            2,605,600
   Real Estate Acquired In Settlement
    Of Loans                                     259,000              332,000
   Real Estate Held For Development
    And Sale                                     272,673              535,878
   Other Assets                                1,918,050            3,167,115
                                       -----------------    -----------------
Total Assets                           $     333,287,981    $     304,801,958
                                       =================    =================

Liabilities And Shareholders' Equity
Liabilities:
  Deposit Accounts                     $     235,568,545    $     228,823,331
  Advances From Federal Home Loan Bank        68,620,000           50,611,000
  Other Borrowed Money                         3,397,821            2,210,500
  Advance Payments By Borrowers For
   Taxes and Insurance                           269,305              373,660
  Other Liabilities                            3,149,034            3,024,766
                                       -----------------    -----------------
Total Liabilities                      $     311,004,705    $     285,043,257
                                       -----------------    -----------------
Shareholders' Equity:
  Serial Preferred Stock, $.01 Par
   Value; Authorized Shares - 200,000;
   Issued And Outstanding Shares - None
  Common Stock, $.01 Par Value;
   Authorized Shares - 5,000,000;
   Issued And Outstanding Shares -
   1,670,012 At December 31, 2000 And
   838,524 At March 31, 2000           $          16,842    $           8,421
  Additional Paid-In Capital                   3,985,312            3,993,733
  Indirect Guarantee of Employee Stock
   Ownership Trust Debt                         (380,555)            (186,803)
  Accumulated Other Comprehensive Loss          (345,749)          (1,629,150)
  Retained Earnings, Substantially
   Restricted                                 19,007,426           17,572,500
                                       -----------------    -----------------
Total Shareholders' Equity             $      22,283,276    $      19,758,701
                                       -----------------    -----------------
Total Liabilities And Shareholders'
 Equity                                $     333,287,981    $     304,801,958
                                       =================    =================

See accompanying notes to consolidated financial statements.

               Security Federal Corporation and Subsidiaries

               Consolidated Statements of Income (Unaudited)

                                          Three Months Ended December 31,
                                       -------------------------------------
                                                 2000                1999
                                       ------------------   ----------------
Interest Income:
 Loans                                   $      4,874,332   $      3,647,245
 Mortgage-Backed Securities                       554,754            576,026
 Investment Securities                            830,953            824,813
 Other                                             22,501             12,814
                                       ------------------   ----------------
Total Interest Income                           6,282,540          5,060,898
                                       ------------------   ----------------
Interest Expense:
 NOW And Money Market Accounts                    686,393            726,512
 Passbook Accounts                                 75,926             79,391
 Certificate Accounts                           1,819,846          1,356,829
 Advances And Other Borrowed Money              1,146,083            542,384
                                       ------------------   ----------------
Total Interest Expense                          3,728,248          2,705,116
                                       ------------------   ----------------
Net Interest Income                             2,554,292          2,355,782
 Provision For Loan Losses                        150,000            175,000
 Net Interest Income After Provision
  For Loan Losses                               2,404,292          2,180,782
Other Income:
 Gain On Sale Of Loans                            144,326             71,302
 Loan Servicing Fees                               80,781             70,438
 Service Fees On Deposit Accounts                 259,009            305,332
 Income (Loss) From Real Estate
  Operations                                      (14,328)             6,063
 Other                                            121,061            129,396
                                       ------------------   ----------------
Total Other Income                                590,849            582,531
                                       ------------------   ----------------
General And Administrative Expenses:
 Salaries And Employee Benefits                 1,206,099          1,027,533
 Occupancy                                        185,580            133,876
 Advertising                                       53,085             50,301
 Depreciation And Maintenance Of
  Equipment                                       259,118            230,560
 FDIC Insurance Premiums                           11,479             23,406
 Amortization Of Intangibles                      116,310            116,310
 Other                                            370,524            402,824
                                       ------------------   ----------------
Total General And Administrative
 Expenses                                       2,202,195          1,984,810
                                       ------------------   ----------------
 Income Before Income Taxes                       792,946            778,503
 Provision For Income Taxes                       284,886            280,499
                                       ------------------   ----------------
Net Income                             $          508,060   $        498,004
                                       ==================   ================
Basic Net Income Per Common Share      $             0.30   $           0.30
                                       ==================   ================
Diluted Net Income Per Common Share    $             0.30   $           0.29
                                       ==================   ================
Cash Dividend Per Share On Common
 Stock                                 $             0.02   $           0.02

                                       ==================   ================
Basic Weighted Average Shares
 Outstanding                                    1,670,434          1,677,048
                                       ==================   ================
Diluted Weighted Average Shares
 Outstanding                                    1,702,206          1,692,206
                                       ==================   ================

See accompanying notes to consolidated financial statements.

               Security Federal Corporation and Subsidiaries

               Consolidated Statements of Income (Unaudited)

                                           Nine Months Ended December 31,
                                       -------------------------------------
                                                 2000                1999
                                       ------------------   ----------------
Interest Income:
 Loans                                   $     13,559,577   $     10,236,015
 Mortgage-Backed Securities                     1,722,231          1,514,499
 Investment Securities                          2,544,883          2,576,080
 Other                                             59,261             51,560
                                       ------------------   ----------------
Total Interest Income                          17,885,952         14,378,154
                                       ------------------   ----------------
Interest Expense:
 NOW And Money Market Accounts                  1,990,095          2,129,046
 Passbook Accounts                                237,594            239,429
 Certificate Accounts                           5,016,988          3,968,501
 Advances And Other Borrowed Money              3,049,969          1,171,592
                                       ------------------   ----------------
Total Interest Expense                         10,294,646          7,508,568
                                       ------------------   ----------------
Net Interest Income                             7,591,306          6,869,586
 Provision For Loan Losses                        475,000            475,000
                                       ------------------   ----------------
 Net Interest Income After Provision
  For Loan Losses                               7,116,306          6,394,586
                                       ------------------   ----------------
Other Income:
 Net Gain On Sale Of Investments                        -              3,022
 Gain On Sale Of Loans                            286,633            256,238
 Loan Servicing Fees                              217,943            215,506
 Service Fees On Deposit Accounts                 772,058            809,938
 Income From Real Estate Operations                46,661            110,762
 Other                                            456,150            393,285
                                       ------------------   ----------------
Total Other Income                              1,779,445          1,788,751
                                       ------------------   ----------------
General And Administrative Expenses:
 Salaries And Employee Benefits                 3,489,678          3,130,931
 Occupancy                                        488,159            390,974
 Advertising                                      151,011            118,407
 Depreciation And Maintenance Of
  Equipment                                       754,192            673,359
 FDIC Insurance Premiums                           34,635             67,019
 Amortization Of Intangibles                      348,930            348,930
 Other                                          1,204,809          1,174,254
                                       ------------------   ----------------
Total General And Administrative
 Expenses                              $        6,471,414   $      5,903,874
                                       ------------------   ----------------
 Income Before Income Taxes                     2,424,337          2,279,463
 Provision For Income Taxes                       888,358            797,097
                                       ------------------   ----------------
Net Income                             $        1,535,979   $      1,482,366
                                       ==================   ================
Basic Net Income Per Common Share      $             0.92   $           0.88
                                       ==================   ================
Diluted Net Income Per Common Share    $             0.90   $           0.88
                                       ==================   ================

Cash Dividend Per Share On Common
 Stock                                 $             0.06   $           0.06
                                       ==================   ================
Basic Weighted Average Shares
 Outstanding                                    1,672,798          1,680,644
                                       ==================   ================
Diluted Weighted Average Shares
 Outstanding                                    1,702,206          1,692,206
                                       ==================   ================

See accompanying notes to consolidated financial statements.

                                   Security Federal Corporation and Subsidiaries

                           Consolidated Statements of Shareholders' Equity (Unaudited)

                                                                Accumu-
                                                                lated
                                                                Other
                                                 Indirect       Compre-
                                    Additional   Guarantee      hensive
                          Common     Paid-In         of         Income         Retained
                          Stock      Capital     ESOP Debt      (Loss)         Earnings         Total
                         --------   ----------   ----------   -----------    ------------   ------------
Beginning Balance At
March 31, 1999           $  8,421   $3,993,733   $        -   $  (127,738)   $ 15,686,026   $ 19,560,442
Net Income                      -            -            -             -       1,482,366      1,482,366
Other Comprehensive
Income, Net Of Tax:
 Unrealized Holding
  Losses On Securities
  Available For Sale            -            -            -    (1,298,781)              -     (1,298,781)
                                                                                            ------------
 Comprehensive Income                                                                            183,585
Increase in Indirect
 Guarantee of ESOP
 Debt                           -            -     (186,803)            -               -       (186,803)
Cash Dividends                  -            -            -             -        (101,054)      (101,054)
Balance at               --------   ----------   ----------   -----------    ------------   ------------
December 31, 1999        $  8,421   $3,993,733   $ (186,803)  $(1,426,519)   $ 17,067,338   $ 19,456,170
                         ========   ==========   ==========   ===========    ============   ============
Beginning Balance At
March 31, 2000           $  8,421   $3,993,733   $ (186,803)  $(1,629,150)   $ 17,572,500   $ 19,758,701
Net Income                      -            -            -             -       1,535,979      1,535,979
Other Comprehensive
Income, Net Of Tax:
 Unrealized Holding
 Gains On Securities
 Available For Sale             -            -            -     1,283,401               -      1,283,401
                                                                                            ------------
 Comprehensive Income                                                                          2,819,380
Effect of Stock Split       8,421       (8,421)                                                        -
Increase in Indirect
 Guarantee of ESOP
 Debt                           -            -     (193,752)            -               -       (193,752)
Cash Dividends                                                                   (101,053)      (101,053)

Balance at               --------   ----------   ----------   -----------    ------------   ------------
December 31, 2000        $ 16,842   $3,985,312   $ (380,555)  $  (345,749)   $ 19,007,426   $ 22,283,276
                         ========   ==========   ==========   ===========    ============   ============

See accompanying notes to consolidated financial statements.

                                                        4

              Security Federal Corporation and Subsidiaries

             Consolidated Statements of Cash Flows (Unaudited)

                                           Nine Months Ended December 31,
                                       -------------------------------------
                                                 2000                1999
                                       ------------------   ----------------
Cash Flows From Operating Activities:
Net Income                               $      1,535,979   $      1,482,366
Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating
 Activities:
 Depreciation Expense                    $        654,941   $        583,431
 Amortization Of Intangibles                      348,930            348,930
 Discount Accretion And Premium
  Amortization                                     20,532            132,338
 Provisions For Losses On Loans And
  Real Estate                                     475,000            475,000
 Gain On Sale Of Securities Available
  For Sale                                              -             (3,022)
 Gain On Sale Of Loans                           (286,633)          (256,238)
 Gain On Sale Of Real Estate                      (78,967)          (110,762)
 Amortization Of Deferred Fees On Loans          (108,794)           (38,016)
 Proceeds From Sale Of Loans Held
  For Sale                                     16,067,773         13,643,214
 Origination Of Loans For Sale                (16,775,659)       (12,877,313)
 (Increase) Decrease In Accrued
  Interest Receivable:
   Loans                                         (304,470)          (126,061)
   Mortgage-Backed Securities                      17,099            (51,139)
   Investments                                    188,519            162,610
 Increase In Advance Payments By
  Borrowers                                      (104,355)           (39,467)
 Loss On Disposition Of Premises And
  Equipment                                           195              6,538
 Other, Net                                        45,768           (162,130)
                                       ------------------   ----------------
Net Cash Provided By Operating
 Activities                            $        1,695,858   $      3,170,279
                                       ------------------   ----------------

Cash Flows From Investing Activities:
 Principal Repayments On Mortgage-
  Backed Securities Held To Maturity   $          145,991   $        708,897
 Principal Repayments On Mortgage-
 Backed Securities Available For Sale           4,948,570          5,468,357
 Purchase Of Investment Securities
  Available For Sale                                    -        (10,953,938)
 Purchase Of Mortgage-Backed
  Securities Available For Sale                  (943,380)       (14,796,335)
 Maturities Of Investment Securities
  Available For Sale                            3,655,169         11,828,978
 Maturities Of Investment Securities
  Held To Maturity                                      -             71,115
 Proceeds From Sale of Securities
  Available For Sale                                    -          1,502,422
 Purchase Of FHLB Stock                          (825,400)        (2,593,500)
 Redemption Of FHLB Stock                               -          1,412,800
 Increase In Loans To Customers               (33,038,766)       (32,913,839)
 Investment In Real Estate Held For
  Development                                    (402,534)          (482,703)
 Proceeds From Sale Of Real Estate Held
  For Development                                 712,400            736,618
 Proceeds From Sale Of Real Estate
  Acquired Through Foreclosure                    406,509             31,000
 Purchase And Improvement Of Premises
  And Equipment                                (1,536,930)          (504,744)
 Proceeds From Sale Of Premises And
  Equipment                                             -             10,175
                                       ------------------   ----------------
Net Cash Used By Investing Activities  $      (26,878,371)  $    (40,474,697)
                                       ------------------   ----------------
Cash Flows From Financing Activities:
 Increase In Deposit Accounts          $        6,745,214   $      7,298,007
 Proceeds From FHLB Advances                   78,645,000        122,825,000
 Repayment Of FHLB Advances                   (60,636,000)       (90,111,000)
 Proceeds Of Other Borrowings                   1,187,321            577,347
 Repayment Of Other Borrowings                          -            (34,765)
 Dividends To Shareholders                       (101,053)          (101,054)
                                       ------------------   ----------------
Net Cash Provided By Financing
 Activities                            $       25,840,482   $     40,453,535
                                       ------------------   ----------------
                                                                 (Continued)

              Security Federal Corporation and Subsidiaries

             Consolidated Statements of Cash Flows (Unaudited)

                                           Nine Months Ended December 31,
                                       -------------------------------------
                                                 2000                1999
                                       ------------------   ----------------

Net Increase In Cash And Cash
 Equivalents                             $        657,969   $      3,149,117
Cash And Cash Equivalents At
 Beginning Of Period                            7,416,702          6,951,347
                                       ------------------   ----------------
Cash And Cash Equivalents At End
 Of Period                             $        8,074,671   $     10,100,464
                                       ==================   ================

Supplemental Disclosure Of Cash
 Flows Information:
Cash Paid During The Period For
 Interest                              $        9,959,311   $      7,432,649
Cash Paid During The Period For
 Income Taxes                          $        1,188,183   $        951,350
Additions To Real Estate Acquired
 Through Foreclosure                   $          301,203   $         21,000
(Increase) Decrease In Unrealized
 Net Loss On Securities Available
 For Sale, Net Of Taxes                $        1,283,401   $     (1,298,781)


See accompanying notes to consolidated financial statements.

              Security Federal Corporation and Subsidiaries

           Notes to Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions from Form 10-QSB and generally accepted accounting principles; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of Management, reflect all adjustments, all of which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial statements. The results of operations for the three and nine-month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year. This Form 10-QSB contains certain forward-looking statements with respect to the financial condition, results of operations, and business. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, changes in interest rates, changes in the regulatory environment, changes in general economic conditions and inflation, changes in the securities market. Management cautions readers of this Form 10-QSB not to place undue reliance on forward-looking statements contained herein.

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

3. Loans Receivable, Net

Loans Receivable, Net, at December 31, 2000 and March 31, 2000 consisted of the following:

Loans held for sale were $2,290,195 and $1,295,676 at December 31, 2000 and March 31, 2000, respectively.

Loans Held For Investment:            December 31, 2000      March 31, 2000
                                     -------------------  -------------------
  Residential Real Estate            $       119,246,132  $        98,151,348
  Consumer                                    45,579,233           41,719,221
  Commercial Business & Real Estate           72,279,549           62,062,134
                                     -------------------  -------------------
                                     $       237,104,914  $       201,932,703
                                     -------------------  -------------------
Less:
 Allowance For Possible Loan Loss    $         2,450,298  $         2,120,767
 Loans In Process                             10,335,499            7,832,280
 Deferred Loan Fees                              242,870              274,766
                                     -------------------  -------------------
                                     $        13,028,667  $        10,227,813
                                     -------------------  -------------------
                                     $       224,076,247  $       191,704,890
                                     ===================  ===================

The following is a reconciliation of the allowance for loan losses for the nine months ending:

                                      December 31, 2000    December 31, 1999
                                     -------------------  -------------------
Beginning Balance                    $         2,120,767  $         1,715,068
 Provision                                       475,000              475,000
 Charge-offs                                    (203,376)            (228,306)
 Recoveries                                       57,907               31,370
                                     -------------------  -------------------
Ending Balance                       $         2,450,298  $         1,993,132
                                     ===================  ===================

              Security Federal Corporation and Subsidiaries

4.  Securities

Investment and Mortgage-Backed Securities, Held to Maturity
-----------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

                                           Gross        Gross
December 31, 2000            Amortized   Unrealized   Unrealized
-----------------              Cost        Gains        Losses     Fair Value
                            ----------   ----------   ----------   ----------
US Government and
 Agency Obligations         $  265,707   $    2,301   $        -   $  268,008
Mortgage-Backed Securities   2,298,419       14,120        7,581    2,304,958
                            ----------   ----------   ----------   ----------
Total                       $2,564,126   $   16,421   $    7,581   $2,572,966
                            ==========   ==========   ==========   ==========
March 31, 2000
--------------
US Government and
 Agency Obligations         $  265,707   $    3,034   $        -   $  268,741
Mortgage-Backed Securities   2,444,396        2,966       81,703    2,365,659
                            ----------   ----------   ----------   ----------
Total                       $2,710,103   $    6,000   $   81,703   $2,634,400
                            ==========   ==========   ==========   ==========

Investment And Mortgage-Backed Securities, Available For Sale
-------------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

                                           Gross        Gross
December 31, 2000            Amortized   Unrealized   Unrealized
-----------------              Cost        Gains        Losses     Fair Value
                            ----------   ----------   ----------   ----------
US Government and
 Agency Obligations        $52,151,797   $   20,689   $  465,183  $51,707,303
Mortgage-Backed Securities  31,613,533      126,502      239,308   31,500,727
                           -----------   ----------   ----------  -----------
Total                      $83,765,330   $  147,191   $  704,491  $83,208,030
                           ===========   ==========   ==========  ===========
March 31, 2000
--------------
US Government and
 Agency Obligations        $55,783,474   $    1,017   $1,618,734  $54,165,757
Mortgage-Backed Securities  35,662,761        1,293    1,009,160   34,654,894
                           -----------   ----------   ----------  -----------
Total                      $91,446,235   $    2,310   $2,627,894  $88,820,651
                           ===========   ==========   ==========  ===========

               Security Federal Corporation and Subsidiaries

5.  Deposit Accounts

A summary of deposit accounts by type with weighted average rates is as follows:
                            December 31, 2000             March 31, 2000
                         ------------------------    ------------------------
Demand Accounts:            Balance        Rate        Balance         Rate
                         -------------  ---------    -------------   --------

 Checking                $  55,663,233    0.62%      $  58,304,679    0.89%
 Money Market               46,240,536    5.07%         51,636,465    4.60%
 Regular Savings            11,919,202    2.45%         13,203,395    2.50%
                         -------------               -------------
Total Demand Accounts    $ 113,822,971    2.63%      $ 123,144,539    2.62%
                         =============               =============
Certificate Accounts:
 0 - 4.99%               $   3,051,937               $  15,575,152
 5.00 - 6.99%              108,069,763                  90,103,640
 7.00 - 8.99%               10,623,874                           -
                         -------------               -------------
Total Certificate
 Accounts                $ 121,745,574    6.19%      $ 105,678,792    5.41%
                         =============               =============
Total Deposit Accounts   $ 235,568,545    4.47%      $ 228,823,331    3.90%
                         =============               =============

6.  Advances From Federal Home Loan Bank

Federal Home Loan Bank Advances are summarized by year of maturity and weighted average interest rate in the table below:

                            December 31, 2000             March 31, 2000
                         ------------------------    ------------------------
Fiscal Year Due:            Balance        Rate        Balance         Rate
                         -------------  ---------    -------------   --------

2001                     $  35,476,000    6.76%      $  35,431,000    5.88%
2002                                 -       -%          5,000,000    5.71%
2003                         5,000,000    6.36%          5,000,000    6.36%
2004                                 -       -%                  -       -%
Thereafter                  28,144,000    6.04%          5,180,000    6.60%
                         -------------               -------------
Total Advances           $  68,620,000    6.44%      $  50,611,000    5.99%
                         =============               =============

7.  Regulatory Matters

The following table reconciles the Bank's Shareholders' Equity to its various regulatory capital positions:

                                   December 31, 2000        March 31, 2000
                                           (Dollars in Thousands)
                                  ----------------------------------------
Bank's Shareholders' Equity       $           22,233      $         19,414
Unrealized Loss On Available For
 Sale Of Securities, Net Of Tax                  345                 1,629
Reduction For Goodwill And Other
 Intangibles                                    (767)               (1,116)
                                  ------------------      ----------------
Tangible Capital                              21,811                19,927
Qualifying Core Deposits And
 Intangible Assets                               492                   559
                                  ------------------      ----------------
Core Capital                                  22,303                20,486
Supplemental Capital                           2,450                 2,121
Assets Required To Be Deducted                  (216)                 (103)
                                  ------------------      ----------------
Risk-Based Capital                $           24,537      $         22,504
                                  ==================      ================

The following table compares the Bank's capital levels relative to the applicable regulatory requirements at December 31, 2000.

                                        (Dollars in Thousands)
                      -------------------------------------------------------
                          Amt.      %     Actual   Actual    Excess    Excess
                       Required  Required   Amt.      %        Amt.       %
                      -------------------------------------------------------
Tangible Capital       $ 6,659     2.0%   $21,811    6.55%   $15,152    4.55%
Tier 1 Leverage
 (Core) Capital         13,338     4.0%    22,303    6.69%     8,965    2.69%
Total Risk-Based
 Capital                16,519     8.0%    24,537   11.88%     8,018    3.88%
Tier 1 Risk-Based
 (Core) Capital          8,260     4.0%    22,303   10.80%    14,043    6.80%

              Security Federal Corporation and Subsidiaries

7.  Regulatory Matters, Continued

The Company's regulatory capital amounts and ratios at December 31, 2000 are as follows:

                                                                  To Be
                                                             Well Capitalized
                                                For             Under Prompt
(Dollars in Thousands)                    Capital Adequacy   Corrective Action
                             Actual           Purposes          Provisions
                      -------------------------------------------------------
                        Amount    Ratio   Amount    Ratio    Amount    Ratio
                      -------------------------------------------------------
Tier I Risk-Based
 Core Capital          $22,303    10.8%   $ 8,260    4.0%    $12,389    6.0%
Risk-Based Capital
 (To Risk Weighted
 Assets)                24,537    11.9%    16,519    8.0%     20,649   10.0%
Core Capital (To
 Adjusted Tangible
 Assets)                22,303     6.7%    13,338    4.0%     16,672    5.0%
Tangible Capital (To
 Tangible Assets)       21,811     6.6%     6,659    2.0%     16,648    5.0%

              Security Federal Corporation and Subsidiaries

       Management's Discussion and Analysis of Results of Operations
                        and Financial Condition

Changes in Financial Condition

Total assets of the Company increased $28.5 million during the nine months ended December 31, 2000, due primarily to an increase of $33.4 million or 17.3% in total net loans receivable offset partially by a $5.8 million or 6.3% decrease in total investment securities.

Residential real estate loans, net of loans in process, increased $18.6 million or 20.6% during the nine months ended December 31, 2000 while other loans increased $14.1 million or 13.6%.

Premises and equipment, net, increased $882,000 during the nine months ended December 31, 2000 due primarily to leasehold improvements and equipment purchased for the West Columbia branch, which opened December 4, 2000.

Real estate acquired in settlement of loans (REO) decreased $73,000 while real estate held for development and sale decreased $263,000 during the nine months ended December 31, 2000 due to sales of lots in Willow Woods.

Other assets decreased $1.2 million during the nine months ended December 31, 2000 due to decreases in goodwill and other intangible assets and net deferred tax assets.

Deposits increased $6.7 million or 3.0% during the nine months ended December 31, 2000 and advances from Federal Home Loan Bank (FHLB) grew $18.0 million to fund the Company's 9.4% growth in assets.

The Board of Directors declared the 38th, 39th and 40th consecutive quarterly dividend of $.02 per share in May, August, and November 2000, which totaled $101,000. The employee stock ownership trust of the Company borrowed $194,000 to purchase stock for the plan during the nine months ending December 31, 2000. Unrealized losses on securities available for sale decreased $1.3 million during the nine months ended December 31, 2000 due to the recent decrease in U.S. Treasury and agency bond yields. Net income for the nine months was $1.5 million for the Company. These items combined to increase shareholders' equity by $2.5 million or 12.8% during the nine months ended December 31, 2000. Book value per share was $13.34 at December 31, 2000 compared to $11.78 at March 31, 2000.

At its November 2000 Board of Directors meeting, the Board declared a 2-for-1 stock split of the Company's common stock. The stock split was accomplished through a 100% stock dividend that was issued on or about December 20, 2000 to shareholders of record as of November 30, 2000.

Liquidity and Capital Resources

In accordance with Office of Thrift Supervision (OTS) regulations, the Company is required to maintain a liquidity ratio at specified levels that are subject to change. Currently, a minimum of 4.0% of the combined total of deposits and certain borrowings must be maintained in the form of cash or eligible investments. The Company's average liquidity during the nine months ended December 31, 2000 was approximately 24%. The Company's current liquidity level is deemed adequate to meet the requirements of normal operations, potential deposit outflows, and loan demand while still allowing for optimal investment of funds and return on assets.

Loan repayments and maturities of investments are a significant source of funds, whereas loan disbursements are a primary use of the Company's funds. During the nine months ended December 31, 2000, loan disbursements exceeded loan repayments resulting in a $33.4 million or 17.3% increase in total net loans receivable.

Deposits and other borrowings are also an important source of funds for the Company. During the nine months ended December 31, 2000, deposits increased $6.7 million while FHLB advances increased $18.0 million. At December 31, 2000, the Bank had $99.6 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a major portion of these certificates will be renewed.

Liquidity resources at December 31, 2000 are sufficient to meet outstanding mortgage loan commitments of $722,000 and unused lines of credit of $25.2 million. Management believes that the Company's liquidity needs will continue to be supported by the Company's deposit base and borrowing capacity.

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

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

              Security Federal Corporation and Subsidiaries

       Management's Discussion and Analysis of Results of Operations
                        and Financial Condition

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
------------------------------------------------------------------

Net Income

Net income was $508,000 for the three months ended December 31, 2000, representing an increase in earnings of $10,000 or 2.0% compared to the same period in 1999.

Net Interest Income

Net interest income increased $199,000 or 8.4% during the three months ended December 31, 2000 due to an increase in total interest income offset in part by an increase in interest expense.

Interest income on loans increased $1.2 million or 33.6% during the period as a result of total net loans significantly increasing in the portfolio. Investment, mortgage-backed, and other securities interest income decreased $5,000 or 0.4% due to a decrease in the total average balance of the investment portfolio for the three months ended December 31, 2000, although the average yield in the investment portfolio increased 16 basis points. Total interest income rose $1.2 million or 24.1% compared to the same period in 1999.

Total interest expense increased $1.0 million or 37.8% during the three months ended December 31, 2000 compared to the same period in 1999. Interest expense on deposits increased $419,000 or 19.4% during the period as the average balance and the average cost of deposits increased during the quarter ended December 31, 2000. Interest expense on advances and other borrowings increased $604,000 as the average amount of debt outstanding and the cost of those borrowings both increased for the three months ended December 31, 2000 compared to same period in 1999.

Provision for Loan Losses

The Bank's provision for loan losses was $150,000 and $175,000 during the three months ended December 31, 2000 and 1999, respectively. The amount of the provision is determined by Management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $556,000 at December 31, 2000 compared to $890,000 at March 31, 2000. The ratio of the allowance for possible loan losses to the Company's total loans was 1.08% at December 31, 2000 compared to 1.09% at March 31, 2000.

Other Income

Total other income increased $8,000 or 1.4% during the three months ended December 31, 2000 compared to the same period in 1999. Gain on sale of loans increased $73,000 during the three months ended December 31, 2000. Loan servicing fees increased $10,000 while service fees on deposit accounts decreased $46,000. Income from real estate operations related to the Willow Woods partnership decreased $20,000 during the three months ended December 31, 2000. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions through SFSC, and other miscellaneous fees decreased $8,000 during the three months ended December 31, 2000.

              Security Federal Corporation and Subsidiaries

       Management's Discussion and Analysis of Results of Operations
                        and Financial Condition

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000, Continued
-----------------------------------------------------------------------------

General and Administrative Expenses

General and administrative expenses increased $217,000 or 11.0% during the three months ended December 31, 2000 compared to the same period in 1999.

Salaries and employee benefits expense grew $179,000 or 17.4% due to an increase in staff in customer service positions to handle increased business and due to normal annual salary increases. Occupancy expense increased $52,000 or 38.6% during this period as a result of a new lease on the building that houses the new West Columbia branch office. Advertising expense increased $3,000 while the depreciation and maintenance of equipment expense increased $29,000 during this period. FDIC insurance premiums decreased $12,000. Amortization of intangibles expense was $116,000 during the three months ended December 31, 2000 and 1999 during this period. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, decreased $32,000 or 8.0% for the three months ended December 31, 2000 compared to the three months ended December 31, 1999.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2000
-----------------------------------------------------------------

Net Income

Net income was $1.5 million for the nine months ended December 31, 2000, representing an increase in earnings of $54,000 or 3.6% compared to the same period in 1999.

Net Interest Income

Net interest income increased $722,000 or 10.5% during the nine months ended December 31, 2000 as a result of an increase in total interest income offset in part by an increase in interest expense.

Interest income on loans increased $3.3 million or 32.5% during the nine months ended December 31, 2000 as a result of total net loans increasing during the period. Investment, mortgage-backed, and other securities interest income increased $184,000 or 4.4% during this period due to an increase of 19 basis points in the average yield of the investment portfolio. Total interest income increased $3.5 million or 24.4% during the nine months ended December 31, 2000 compared to the same period in 1999.

Total interest expense increased $2.8 million or 37.1% during the nine months ended December 31, 2000 compared to the same period in 1999. Interest expense on deposits increased $908,000 or 14.3% during the three months ended December 31, 2000 as deposits grew compared to the average balance during the same period in 1999 and the cost of deposits also increased. Interest expense on advances and other borrowings increased $1.9 million as the average amount of debt outstanding increased during the three months ended December 31, 2000 compared to the same period in 1999.

Provision for Loan Losses

The Bank's provision for loan losses was $475,000 during both nine months ended December 31, 2000 and 1999. The amount of the provision is determined by Management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $556,000 at December 31, 2000 compared to $890,000 at March 31, 2000. The ratio of allowance for loan losses to the Company's total loans was 1.08% at December 31, 2000 compared to 1.09% at March 31, 2000. Net charge-offs were $145,000 during the nine months ended December 31, 2000 compared to $197,000 during the same period in 1999.

              Security Federal Corporation and Subsidiaries

       Management's Discussion and Analysis of Results of Operations
                        and Financial Condition

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2000, Continued
----------------------------------------------------------------------------

Other Income

Total other income decreased $9,000 or 0.5% during the nine months ended December 31, 2000 compared to the same period in 1999. Gain on sale of loans increased $30,000 during this period as more mortgage loan customers chose a fixed rate loan, which are generally sold as opposed to an adjustable rate loan which are held in portfolio. Loan-servicing fees increased $2,000 during this period while the service fees on deposit accounts decreased $38,000. Income from real estate operations originating from the Willow Woods partnership decreased $64,000 during this same period. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions through SFSC, and other miscellaneous fees increased $63,000 during the nine months ended December 31, 2000.

General and Administrative Expenses

General and administrative expenses increased $568,000 or 9.6% during the nine months ended December 31, 2000 compared to the same period in 1999.

Salaries and employee benefits expense increased $359,000 or 11.5% as a result of an increase in staff in customer service positions to handle increased business and due to normal annual salary increases. Occupancy expense increased by $97,000 or 24.9% during this period as a result of a new lease on the building that houses the new West Columbia branch office. Advertising expense increased $33,000 while the depreciation and maintenance of equipment expense increased $81,000 during the nine-months ended December 31, 2000 compared to the same period in 1999. FDIC insurance premiums decreased $32,000 during this period. Amortization of intangibles expense was $349,000 during the six months ended December 31, 2000 and 1999, respectively. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, increased $31,000 or 2.6% for the nine months ended December 31, 2000 compared to the nine months ended December 31, 1999.

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

                                 SECURITY FEDERAL CORPORATION

Date:  February 9, 2001          By:  /s/ Roy G. Lindburg
                                      -----------------------------------
                                      Roy G. Lindburg
                                      Treasurer/CFO
                                      Duly Authorized Representative