Form 10-K405
period 2001-03-31
SECURITY FEDERAL CORPORATION
filed 2001-06-27
CIK 818677

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended March 31, 2001        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-16120

                           SECURITY FEDERAL CORPORATION
 -----------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

      South Carolina                                   57-08580504
     ----------------                                 -------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

1705 Whiskey Road South, Aiken, South Carolina             29801
----------------------------------------------            -------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:     (803) 641-3000
                                                       -----------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                       -----------------

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share
                                                        ----------------------
                                                           (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form
10-K or any amendments to this Form 10-K.     [X]

        As of June 18, 2001, there were issued and outstanding 1,669,901 shares of the registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of June 18, 2001, was $27.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the Fiscal Year Ended March 31, 2001. (Parts I and II)

2. Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders. (Part III)

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

         At March 31, 2001, the Company had assets of approximately $330.6 million, deposits of approximately $257.4 million and shareholders' equity of approximately $23.5 million.

         The executive office of the Company is located at 1705 Whiskey Road South, Aiken, South Carolina 29803, telephone (803) 641-3000.

Security Federal Bank
---------------------
         General. Security Federal, a federally chartered stock savings bank, is headquartered in Aiken, South Carolina. Security Federal, which has ten branch offices in Aiken and Bamberg Counties, was originally chartered under the name Aiken Building and Loan Association on March 27, 1922. The association received its federal charter and changed its name to Security Federal Savings and Loan Association of Aiken on March 7, 1962, and later changed its name to Security Federal Savings Bank of South Carolina, on November 11, 1986. Effective April 8, 1996, the Bank changed its name to Security Federal Bank. The Bank converted from the mutual to the stock form of organization on October 30, 1987. Security Federal increased its branch network to nine in October 1993 with the completion of its acquisition of four former NationsBank of South Carolina, N.A. branches located in Aiken County. In February 1996, Security Federal opened a new branch office in the Aiken Walmart Superstore, which became the Bank's tenth location. The Bank opened a branch in West Columbia in December 2001, which provides the Bank with the opportunity to expand its market area.

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

         Through a real estate partnership and Willow Woods Associates, the Company was involved in real estate development. The partnership sold its remaining lots in March, 2001, and was completely liquidated by March 31, 2001.

Selected Consolidated Financial Information
-------------------------------------------
         This information is incorporated by reference to page 3 of the 2001 Annual Report to Stockholders ("Annual Report").

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

         Adjustable rate mortgage loans ("ARMs") constituted approximately 36.7% of the Bank's total outstanding loan portfolio at March 31, 2001.

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

                                                          At March 31,
  ------------------------------------------------------------------------------------------------------
                                 2001           2000           1999           1998           1997
  ------------------------------------------------------------------------------------------------------
                             Amount Percent Amount Percent Amount Percent Amount Percent Amount Percent
                             ------ ------- ------ ------- ------ ------- ------ ------- ------ -------
                                        (Dollars in Thousands)
TYPE OF LOAN:
-------------
Fixed Rate Loans
----------------
Residential real estate(1)  $34,070  13.9% $13,408   6.6%  $7,586   4.7%  $9,981   7.0% $14,835   9.9%
Commercial business and
  commercial real estate     42,877  17.5   39,756  19.6   27,812  17.3   21,863  15.3   22,886  15.2
Consumer                     32,447  13.3   28,984  14.2   28,492  17.7   29,257  20.5   24,180  16.1
                            -------  ----- -------  ----- -------  ----- -------  ----- -------  -----
Total fixed rate loans      109,394  44.7   82,148  40.4   63,890  39.7   61,101  42.8   61,901  41.2
                            -------  ----- -------  ----- -------  ----- -------  ----- -------  -----
Adjustable rate loans
---------------------
Residential real estate(1)   89,913  36.7   86,040  42.3   59,507  36.9   37,701  26.4   35,910  23.9
Commercial business and
  commercial real estate     31,643  12.9   22,306  11.0   24,514  15.3   26,593  18.7   29,690  19.8
Consumer                     13,830   5.7   12,735   6.3   13,140   8.1   17,242  12.1   22,714  15.1
                            -------  ----- -------  ----- -------  ----- -------  ----- -------  -----
Total adjustable rate loans 135,386  55.3  121,081  59.6   97,161  60.3   81,536  57.2   88,314  58.8
                            -------  ----- -------  ----- -------  ----- -------  ----- -------  -----
Total loans                 244,780 100.0% 203,229 100.0% 161,051 100.0% 142,637 100.0% 150,215 100.0%
                                    =====          =====          =====          =====          ======
Less
----
Loans in process             10,739          7,832          7,151          3,176          1,375
Deferred fees and discounts     260            275            199            225            303
Allowance for loan losses     2,784          2,121          1,715          1,512          1,768
                            -------        -------        -------        -------        -------
Total loans receivable     $230,997       $193,001       $151,986       $137,724       $146,769
                           ========       ========       ========       ========       ========

(1) Includes $1.8 million, $2.2 million, $1.6 million, $1.8 million and $1.6 million in multi-family dwellings for fiscal years ended March 31, 2001, 2000, 1999, 1998 and 1997, respectively. Includes residential construction loans.

                                                          At March 31,
  ------------------------------------------------------------------------------------------------------
                                  2001           2000           1999           1998           1997
  ------------------------------------------------------------------------------------------------------
                              Amount Percent Amount Percent Amount Percent Amount Percent Amount Percent
                              ------ ------- ------ ------- ------ ------- ------ ------- ------ -------
                                        (Dollars in Thousands)
TYPE OF SECURITY:
-----------------
Real Estate Loans:
Residential real estate(1)  $104,819  42.8% $82,754  40.7% $52,860  32.8% $44,232  31.0% $46,782  31.1%
Construction                  19,164   7.8   16,694   8.2   14,233   8.8    3,450   2.4    3,963   2.6
                            --------  ----- -------  ----- -------  ----- -------  ----- -------  -----
Total real estate loans      123,983  50.6   99,448  48.9   67,093  41.6   47,682  33.4   50,745  33.8
                            --------  ----- -------  ----- -------  ----- -------  ----- -------  -----
Commercial business and
  commercial real estate      74,520  30.5   62,062  30.6   52,326  32.5   48,456  34.0   52,576  35.0
Consumer loans:
Deposit account                2,516   1.0    1,304   0.6    1,213   0.8    1,275   0.9    1,299   0.9
Home equity                   13,758   5.6   13,849   6.8   15,818   9.8   20,202  14.1   21,446  14.3
Home improvement              17,424   7.1   14,730   7.3   14,903   9.3   16,088  11.3   13,299   8.8
Other                         12,579   5.2   11,836   5.8    9,698   6.0    8,934   6.3   10,850   7.2
                            --------  ----- -------  ----- -------  ----- -------  ----- -------  -----
Total consumer loans          46,277  18.9   41,719  20.5   41,632  25.9   46,499  32.6   46,894  31.2
                            --------  ----- -------  ----- -------  ----- -------  ----- -------  -----
Total loans                  244,780 100.0% 203,229 100.0% 161,051 100.0% 142,637 100.0% 150,215 100.0%
                                     =====          =====          =====          =====          ======
Less:
Loans in process              10,739          7,832          7,151          3,176          1,375
Deferred fees and discounts      260            275            199            225            303
Allowance for loan losses      2,784          2,121          1,715          1,512          1,768
                             -------        -------        -------        -------        -------
Total loans receivable      $230,997       $193,001       $151,986       $137,724       $146,769
                            ========       ========       ========       ========       ========

-------------
(1)    Includes $1.8 million, $2.2 million, $1.6 million, $1.8
       million and $1.6 million in multi-family dwellings at March 31,
       2001, 2000, 1999, 1998 and 1997, respectively.

         The following schedule illustrates the interest rate sensitivity of Security Federal's loan portfolio at March 31, 2001. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period when the contract is due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                        At March 31, 2001
 ------------------------------------------------------------------------------
                                                          Commercial
                                                          Business and
                           Residential                    Commercial
                           Real Estate(1)   Consumer(2)   Real Estate    Total
                           --------------   -----------   -----------    -----
                                            (In Thousands)
Six months or less(3)            $9,543        $5,847        $8,669    $24,059
Over six months to one year       9,829         5,213         6,695     21,737
Over one year to three years      6,886        12,352        21,820     41,058
Three to five years               5,276         7,711        17,533     30,520
Over five to ten years           17,949         9,519        10,373     37,841
Over ten to twenty years         35,829         5,635         9,430     50,894
More than twenty years           27,932            --            --     27,932
                               --------       -------       -------   --------
   Total(4)                    $113,244       $46,277       $74,520   $234,041
                               ========       =======       =======   ========

(1)      Includes multi-family dwellings.
(2)      Includes home improvement loans and equity line of credit loans.
(3) Includes demand loans, loans having no stated maturity and overdraft loans.
(4) Loan amounts are net of undisbursed funds for loans in process of $10.7 million.

         The total amount of loans due after March 31, 2002, which have predetermined or fixed interest rates is $66.5 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $121.8 million.

         Loan Originations, Purchases and Sales. The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                         Year Ended March 31,
                            --------------------------------------------------
                             2001       2000       1999       1998       1997
                            ------     ------     ------     ------     ------
                                            (In Thousands)
Originated(1):
Adjustable rate - residential
 real estate               $36,998    $44,382    $36,906    $12,080     $8,046

Fixed rate - residential
 real estate                 6,316      6,193      6,020      3,444      5,636
Consumer                    20,297     17,080     19,564     20,103     18,574
Commercial business and
  commercial real estate    31,623     34,847     25,249     13,698     20,590
                           -------    -------    -------    -------    -------
Total consumer/commercial
  business real estate      51,920     51,927     44,813     33,801     39,164
                           -------    -------    -------    -------    -------
Total loans originated     $95,234   $102,502    $87,739    $49,325    $52,846
                           =======   ========    =======    =======    =======

                          (table continued on following page)

                                         Year Ended March 31,
                            --------------------------------------------------
                             2001       2000       1999       1998       1997
                            ------     ------     ------     ------     ------
                                            (In Thousands)
Purchased                       --         --         --         --         --

Sold(1):
Fixed rate - residential
 real estate                  $ --      $ 631     $5,644     $3,396     $5,810
Adjustable rate- residential
 real estate                    --         --         --         --         --
Principal repayments(2)     53,683     59,693     63,680     53,507     51,589
(Increase) decrease in other
 items, net                 (3,555)    (1,163)    (4,153)    (1,467)      (818)

Net increase (decrease)    $37,996    $41,015    $14,262    $(9,045)   $(5,371)
--------------
(1) Does not include loans in the amount of $29.5 million, $16.0 million, $28.1 million, $7.9 million and $6.4 million that were originated with prior commitments to be purchased by institutional investors and sold during the fiscal years ended March 31, 2001, 2000, 1999, 1998 and 1997, respectively.

(2) Includes securitizations of fixed rate residential loans in the amount of $2.8 million for the fiscal year ended 1997.

         In addition to interest earned on loans, the Bank receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for the creation of the loan.

         The Bank's loan origination fees generally range from 1% to 2% on conventional residential mortgages, commercial real estate loans and commercial business loans. The total fee income (including amounts amortized to income as yield adjustments) for the fiscal year ended March 31, 2001 was $579,000.

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

                                           At or for the Year Ended March 31,
                                           ----------------------------------
                                                  2001       2000       1999
                                                 ------     ------     ------
                                                (Dollars In Thousands)

Net deferred loan origination fees earned
 during the period(1)                              $149        $65       $198

Mortgage loan origination fees earned as a
 percentage of total loans originated
 during the period                                  0.2%       0.1%       0.5%

Net deferred loan origination fees in loan
 portfolio at end of period                        $260       $275       $200
------------
(1) Includes amounts amortized to interest income as yield adjustments. Does not include fees earned on loans sold.

         The Bank also receives other fees and charges related to existing loans, conversion fees, assumption fees, late charges, and other fees collected in connection with a change in borrower or other loan modifications.

         Security Federal currently sells substantially all conforming fixed-rate loans with terms of 15 years or greater in the secondary mortgage market. These loans are sold in order to provide a source of funds and as one of the strategies available to close the gap between the maturities of its interest-earning assets and interest-bearing liabilities. Currently, most fixed-rate, long-term mortgage loans are being originated based on Fannie Mae ("FNMA") and Freddie Mac ("FHLMC") underwriting standards.

         Secondary market sales have been made primarily to Freddie Mac, or other banks or investors. Freddie Mac is a quasi-governmental agency that purchases residential mortgage loans from federally insured financial institutions and certain other lenders. All loans sold to Freddie Mac are without recourse to Security Federal and essentially all other loans sold to other investors are without recourse. For the past few years, substantially all loans have been sold on a service released basis. Previous to that, some loans sold to Freddie Mac, Fannie Mae, and one other investor, had been sold service retained, whereby Security Federal would collect a .25% to .375% servicing fee on the principal balance of the loan serviced. However, the pricing on loans sold service released is more favorable to the borrower. Because of that, Security Federal's loan serviced for others portfolio was ever shrinking. Due to the fixed costs of servicing that portfolio, Security Federal sold its loan serviced for others portfolio for a before tax, net gain of approximately $400,000 in the last quarter of fiscal 2001. At March 31, 2001, Security Federal was sub-servicing this portfolio of approximately $47.0 million for the buyer, with the transfer to take place in April 2001. In fiscal 2001, Security Federal sold $29.5 million on a service released basis on the secondary market. Loans closed but not yet settled with Freddie Mac or other investors, are carried in the Bank's "loans held for sale" portfolio. At March 31, 2001, the Bank held $2.3 million of loans held for sale. All of such loans were originated for investors based upon prior commitments to purchase the loans at a set price. As a result, these loans present no market risk to Security Federal. These loans are normally delivered and paid for within 30 days after the date of closing.

         The Bank also originates and holds fixed rate construction loans or fixed rate lot loans. The construction loans are for one year terms. Lot loans are financed on a two, three, or five year balloon term. At March 31, 2001, the Bank held $34.1 million or 13.9% of the total loan portfolio in these fixed rate loans in its residential portfolio.

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

         Upon receipt of a loan application and all required related information from a prospective borrower, the loan application is submitted for approval or rejection. The residential mortgage loan underwriters approve loans which meet FHLMC and FNMA underwriting requirements, not to exceed $275,000 per loan, and the government loan direct endorser approves Federal Housing Administration ("FHA") loans not to exceed $132,000 and Veterans' Administration ("VA") loans not to exceed $203,000. The Chairman, Chief Executive Officer, Senior Mortgage Officer, Senior Consumer/Commercial Loan Officer or Regional President approve loans of $250,000 or less, except as set forth above. Loans in excess of $250,000 require approval of any two of the above and any loan in an amount in excess of $350,000 must be approved by the Bank's Executive Committee, which operates as the Bank's Loan Committee. The loan approval limits shown are the aggregate of all loans to any one borrower or entity.

         The general policy of Security Federal is to issue loan commitments to qualified borrowers for a specified time period. These commitments are generally for a period of 45 days or less. With management approval, commitments may be extended for a longer period. The total outstanding amount of mortgage loan commitments issued by Security Federal as of March 31, 2001, was approximately $422,000 (excluding undisbursed portions of construction loans in process). Security Federal also had outstanding commitments available on retail lines of credit (including home equity and other consumer loans) totaling $21.5 million as of March 31, 2001. See Note 13 of Notes to Consolidated Financial Statements contained in the Annual Report.

         Permanent Residential Mortgage Lending. Residential real estate mortgage loans constituted approximately 50.6% of the Bank's total outstanding loan portfolio at March 31, 2001.

         Security Federal offers a variety of ARMs which offer adjustable rates of interest, payments, loan balances or terms to maturity which vary according to specified indices. The Bank's ARMs generally have a loan term of 15 to 30 years with rate adjustments every one to three years during the term of the loan. Most of the Bank's ARMs contain a 100 or 200 basis point limit as to the maximum amount of change in the interest rate at any adjustment period and a 500 or 600 basis point limit over the life of the loan. The Bank generally originates ARMs to hold in its portfolio. Such loans are generally made consistent with FHLMC and FNMA guidelines. At March 31, 2001, residential ARMs totaled $89.9 million, or 36.7% of the Bank's loan portfolio. For the year ended March 31, 2001, the Bank originated $43.3 million in residential real estate loans, 85.4% of which had adjustable rates of interest.

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

         The Bank also provides construction financing for single family dwellings both to owner-occupants and to builders for resale. Construction loans are generally made for periods of six months to one year. Typically, interest rates on interim construction loans are made on a fixed-rate basis. At March 31, 2001, residential construction loans on one- to four-family dwellings totaled $19.2 million, or 7.8% of the Bank's loan portfolio. In addition to the factors mentioned above concerning the creditworthiness of the borrower, on loans of this type the Bank seeks to evaluate the financial condition and prior performance of the builder.

         Commercial Business and Commercial Real Estate Loans. The commercial business and commercial real estate loans originated by the Bank are primarily secured by business properties, churches, income property developments, undeveloped land, business equipment, furniture and fixtures, inventory, and receivables. At March 31, 2001, the Bank had approximately $74.5 million or 30.5% of the Bank's total loan portfolio, in commercial business and commercial real estate loans. Approximately $46.5 million or 62.4% of commercial business and commercial real estate loans were secured primarily by real estate at March 31, 2001. Loans secured by commercial real estate are typically written for terms of 10 to 20 years. Commercial loans not secured by real estate are typically based on terms of three to 60 months. Fixed rate loans typically balloon at the end of three to seven years. Adjustable rate loans are usually tied to the prime interest rate as quoted in the Wall Street Journal and adjust monthly or annually.

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

          At March 31, 2001, the Bank did not have any commercial business or commercial real estate loans to one borrower in excess of $3.5 million. Federal law restricts the Bank's permissible lending limits to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus. The Bank has only infrequently made loans to one borrower equal to the amount federal law allows or approximately $3.8 million as calculated at March 31, 2001.

         Consumer Loans. The Bank originates consumer loans for any personal, family or household purpose, including but not limited to the financing of home improvements, automobiles, boats, mobile homes, recreational vehicles and education. In addition, the Bank has expanded its home equity lending program. Home equity loans are secured by mortgage lines on the borrower's principal or second residence. At March 31, 2001, the Bank had $10.7 million of home equity lines of credit outstanding and $17.3 million of additional commitments of such lines of credit. The Bank also makes secured and unsecured lines of credit available. Although consumer loans involve a higher level of risk than one- to four-family residential mortgage loans, they generally carry higher yields and have shorter terms to maturity than one- to four-family residential mortgage loans. The Bank has increased its origination of consumer loans during the past several years and at March 31, 2001, the Bank had total consumer loans of $46.3 million, or 18.9% of the Bank's loan portfolio.

         The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income is determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Although credit- worthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

         The Bank also has a credit card program. As of March 31, 2001, 2,534 Visa credit cards had been issued by the Bank with total approved credit lines of $2.7 million, of which $707,000 was outstanding.

Loan Delinquencies and Defaults

         General. The Bank's collection procedures provide that when a real estate loan is approximately 20 days past due, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and establish a program to bring the loan current. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates foreclosure proceedings after the customer has been notified by certified mail. At March 31, 2001, the Bank had property acquired as the result of foreclosures, in-substance foreclosure or by deed in lieu of foreclosure and classified as real estate acquired in settlement of loans ("REO") valued at $94,000.

         Delinquent Loans. The following table sets forth information concerning delinquent mortgage and other loans at March 31, 2001. The amounts presented represent the total remaining principal balances of the related loans (before specific reserves for losses), rather than the actual payment amounts which are overdue.

                           Real Estate                   Non-Real Estate
                  ------------------------------  -----------------------------
                                                                  Commercial
                   Residential     Commercial      Consumer        Business
                  ------------------------------  -----------------------------
                  Number  Amount  Number  Amount  Number  Amount  Number Amount
                  ------  ------  ------  ------  ------  ------  ------ ------
                                         (Dollars in Thousands)
Loans delinquent for:
30 - 59 days         10    $583       6    $521      87  $1,848      10   $ 95
60 - 89 days         --      --       4     158      26     319       8    117
90 days and over     --      --       1      11      16     172      --     --
                 ------  ------   -----  ------   -----  ------    ----  -----
Total delinquent
 loans               10    $583      11    $690     129  $2,339      18   $212
                 ======  ======   =====  ======   ===== =======    ====  =====

         Classified Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulation requires savings associations to classify their own assets and to establish prudent general allowances for loan losses for assets classified "substandard" or "doubtful." For the portion of assets classified as "loss", an institution is required to either establish specific allowances of 100% of the amount classified or charge off such amount. In addition, the Office of Thrift Supervision ("OTS") may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of an association. Assets which do not currently expose the savings association to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are designated "special mention" by management.

         At March 31, 2001, approximately $1.7 million of the Bank's assets were classified "substandard". The Bank had no loans classified as "special mention," "doubtful" or "loss" at March 31, 2001. As of March 31, 2001, there were loans totaling $587,000 which were troubled debt restructurings within the meaning of Statement of Financial Accounting Standard ("SFAS") No. 15 of which $587,000 was classified substandard. The Bank's policy is to classify all troubled debt restructurings as substandard. The Bank's classification of assets is consistent with OTS regulatory classifications.

         For additional information regarding the treatment of impaired loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Accounting and Reporting Changes" contained in the Annual Report.

         Non-performing Assets. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. In addition, all loans are placed on non-accrual status when the loan becomes 90 days or more contractually delinquent. All consumer loans more than 90 days delinquent are charged against the consumer loan allowance for loan losses unless there is adequate collateral which is in the process of being repossessed or foreclosed on. The Bank has had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Other loans of concern are those loans (not delinquent more than 60 days) that management has determined need to be closely monitored as the potential exists for increased risk on these loans in the future. Nonperforming loans are reviewed monthly on a loan by loan basis. Specific reserves associated with these loans will vary based on estimates of recovery for each loan.

         The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio.

                                                         March 31,
                       --------------------------------------------------------
                                  2001      2000      1999      1998      1997
                                 ------    ------    ------    ------    ------
                                         (Dollars in Thousands)
Loans Delinquent 60 to 89 Days:
Residential                         $--    $  163     $ 226     $  79     $  56
Consumer                            320        95        64       113       289
Commercial business and real estate 274        43        18       195       142
                                 ------    ------    ------    ------    ------
Total                             $ 594     $ 301     $ 308     $ 387     $ 487
                                 ======    ======    ======    ======    ======
Total as a percentage of
  total assets                    0.18%     0.10%     0.12%     0.18%     0.24%

Non-Accruing Loans Delinquent
90 Days or More:
Residential                        $ --     $ 335     $ 362     $ 570     $ 105
Consumer                            172       386       307       432       446
Commercial business and real estate  11       169       513     1,032       330
                                 ------    ------    ------    ------    ------
Total                             $ 183     $ 890    $1,182    $2,034     $ 881
                                 ======    ======    ======    ======    ======
Total as a percentage of
  total assets                    0.06%     0.29%     0.46%     0.94%     0.44%

Troubled debt restructurings      $ 587     $ 784     $ 706(3)  $ 763(2) $829(1)
Real estate acquired in
  settlement of loans              $ 94     $ 332     $ 154     $ 165     $  52
Allowance for loan losses        $2,784    $2,121    $1,715    $1,512    $1,768
----------------
(1) $89,000 of troubled debt restructurings are included in non-accruing loans.
(2) $86,000 of troubled debt restructurings are included in non-accruing loans.
(3) $155,000 of troubled debt restructurings are included in non-accruing loans.

         For the fiscal year ended March 31, 2001, the interest income which would have been recognized with respect to non-accruing loans, had such loans been current in accordance with their original terms and with respect to troubled debt restructurings, had such loans been current in accordance with their original terms, totaled $13,000, compared to $52,000 for the year ended March 31, 2000.

         At March 31, 2001, non-accrual loans totaled $183,000 compared to $890,000 and $1.2 million at March 31, 2000 and 1999, respectively. Until March 31, 1998, the Bank had classified all loans as non-accrual when they were 60 days or more delinquent. Beginning March 31, 1998, the Bank has classified all loans as non-accrual when they are 90 days or more delinquent as is more common industry practice. Included in non-accruing loans at March 31, 2001 was one commercial loan totaling $11,000 and 16 consumer loans totaling $172,000. Of the 16 consumer loans on non- accrual status at fiscal year end, no loan exceeded $35,000 at fiscal year end.

         The Bank had six loans totaling $587,000 at fiscal year end which were troubled debt restructurings compared to three loans of $784,000 at March 31, 2000. None of the six troubled debt restructurings were 90 days or more delinquent or on a non-accrual status. One loan, consisting of a $16,000 unsecured commercial loan, was 60 days delinquent. The other five troubled debt restructurings consisted of a $4,000 unsecured consumer loan, a $6,000 automobile loan, a $19,000 loan secured by a certificate of deposit, a $53,000 commercial loan secured by two rental properties, and a $489,000 commercial loan secured by commercial real estate.

         At March 31, 2001, real estate acquired through foreclosure had an outstanding carrying value of $94,000 and consisted of two properties.

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

         At March 31, 2001, total reserves relating to loans were $2.8 million. In determining the adequacy of the reserve for loan losses, management reviews past experience of loan charge-offs, the level of past due and non-accrual loans, the size and mix of the portfolio, general economic conditions in the market area, and individual loans to identify potential credit problems. Commercial business, commercial real estate and consumer loans have increased to $120.8 million, or 49.4% of the Bank's total loan portfolio at March 31, 2001, and it is anticipated there will be a continued emphasis on this type of credit. Although commercial business and consumer loans carry a higher level of credit risk than conventional residential mortgage loans, the level of reserves reflects management's continuing evaluation of this risk based on upon the Bank's past loss experience. At fiscal year end, the Bank's ratio of loans delinquent more than 60 days to total assets was .24%. These delinquent loans are considered to be well secured and are in the process of collection. Management believes that reserves for loan losses are at a level adequate to provide for inherent loan losses. Although management believes that it has considered all relevant factors in its estimation of future losses, future adjustments to reserves may be necessary if conditions change substantially from the assumptions used in making the original estimations. Regulators will from time to time evaluate the allowance for loan losses which are subject to adjustments based upon the information available to the regulators at the time of their examinations.

         Management believes the Bank has no undue concentration of loans in any one particular industry. At March 31, 2001, the Bank had no allowance for losses on real estate owned.

         The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                     At  March 31,
                                          ------------------------------------
                                          2001    2000    1999    1998    1997
                                          ----    ----    ----    ----    ----
                                              (Dollars in Thousands)

Balance at beginning of year            $2,121  $1,715  $1,512  $1,768  $1,759

Provision charged to operations            925     750     600     780     300

Charge-offs:
 Residential real estate                     4      --       2      --      64
 Commercial business and commercial
    real estate                             86     114     193     660      59
 Consumer                                  240     269     235     633     198
                                         -----   -----   -----   -----   -----
   Total charge-offs                       330     383     430   1,293     321
                                         -----   -----   -----   -----   -----
Recoveries:
 Residential real estate                    17      --      --      --      --
 Commercial business                         4       1       2      56      --
 Consumer                                   47      38      31     201      30
                                         -----   -----   -----   -----   -----
   Total recoveries                         68      39      33     257      30
                                         -----   -----   -----   -----   -----
Balance at end of year                  $2,784  $2,121  $1,715  $1,512  $1,768
                                        ======  ======  ======  ======  ======

Ratio of net charge-offs during the
 year to average loans outstanding
 during the year                         0.12%   0.20%   0.28%   0.72%   0.19%
                                         ====    ====    ====    ====    ====

The distribution of the Bank's allowance for loan losses at the dates indicated is summarized in the following table. The entire allowance is available to absorb losses from all loan categories.

                                                 At March 31,
                       ----------------------------------------------------------------------------------
                            2001             2000             1999             1998             1997
                       ----------------------------------------------------------------------------------
                               Percent          Percent          Percent          Percent          Percent
                               of Loans         of Loans         of Loans         of Loans         of Loans
                               in Each          in Each          in Each          in Each          in Each
                               Category         Category         Category         Category         Category
                               to Total         to Total         to Total         to Total         to Total
                       Amount   Loans   Amount   Loans   Amount   Loans   Amount   Loans   Amount   Loans
                       ------   -----   ------   -----   ------   -----   ------   -----   ------   -----
                                                        (Dollars in Thousands)
Residential              $374   50.6%     $258   48.9%     $198   41.6%     $140   33.4%      $81   33.7%
Consumer                1,205   18.9       870   20.5       647   25.9       551   32.6       734   31.2
Commercial business and
 commercial real estate 1,205   30.5       993   30.6       870   32.5       821   34.0       953   35.1
                       ------  ------   ------  ------   ------  ------   ------  ------   ------  ------
   Total               $2,784  100.0%   $2,121  100.0%   $1,715  100.0%   $1,512  100.0%   $1,768  100.0%
                       ======  =====    ======  =====    ======  =====    ======  =====    ======  =====


Service Corporation
-------------------
         As a federally chartered savings bank, Security Federal is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries, and may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. At March 31, 2001, Security Federal's net investment in its service corporations (including loans to service corporations) totaled $303,000. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings bank may engage in directly.

         Security Financial Services Corporation ("SFSC"). SFSC was incorporated in 1975 as a wholly owned subsidiary of the Bank. Its primary activity is investment brokerage services.

         Real Estate Partnership. The Company also develops real estate through two real estate partnerships which it purchased from SFSC at market value in December 1995. Each project was designed primarily to develop and sell residential lots in and around the Bank's primary lending area. One project was completed during fiscal 1998. The Company had no investment in the remaining project at March 31, 2001. The Company has no plans for additional real estate ventures.

         During fiscal 1990, SFSC entered into a joint venture agreement, known as Willow Woods, to develop 97.2 acres of land in Aiken County into approximately 150 single family residential lots. SFSC is a 50% partner in the joint venture. The first phase of this development containing 51 lots was completed in May of 1991, and as of March 31, 2000, all of the lots had been sold. Construction on the second phase of Willow Woods was completed in May 1994 and contains 40 single family residential lots, and as of March 31, 2000, all of the lots had been sold. Phase three was completed in October 1999 and consists of 11 single family residential lots of which all had been sold as of March 31, 2001.

         The Company intends to establish a trust company to be called Security Federal Trust, Inc. to engage in asset management and trust activities. Additionally, the Company intends to establish a subsidiary to be called Security Federal Investments, Inc. to engage in investment activities. The Company also intends to provide a full range of insurance services to its customers. The Company will apply to the OTS for the requisite approvals for Security Federal Trust, Inc. and Security Federal Investments, Inc. prior to the time these companies engage in any business activities or operations.

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

         Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of March 31, 2001, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was approximately 17%.

         The following table sets forth the composition of the Company's portfolio of securities and other investments, not including mortgage-backed securities.

                                                   At March 31,
                                 ---------------------------------------------
                                           2001           2000          1999
                                 ---------------------------------------------
                                                  (In Thousands)
Interest bearing deposit at FHLB         $ 5,586        $ 1,069       $ 2,406
                                         -------        -------       -------
    Total                                $ 5,586        $ 1,069       $ 2,406
                                         =======        =======       =======
Investment Securities:
 Available for sale:
   GNMA bond                             $ 1,975        $    --       $    --
   U.S. Treasury obligations                  --          1,001         5,054
   FHLB securities                        26,253         41,484        43,358
   Federal Farm Credit Bank securities     5,022          9,716         7,985
   FHLMC bonds                             2,039          1,965           963
                                         -------        -------       -------
   Total securities available for sale    35,289         54,166        57,360
                                         -------        -------       -------
 Held to Maturity:
   FHLB securities                            --             --            --
   FNMA securities                           266            266           337
   FHLMC bonds                                --             --            --
                                         -------        -------       -------
   Total securities held to maturity         266            266           337
                                         -------        -------       -------
Total securities(1)                       35,555         54,432        57,697
FHLB stock                                 3,431          2,606         1,245
                                         -------        -------       -------
Total securities and FHLB stock(1)       $38,986        $57,038       $58,942
                                         =======        =======       =======

(1)      Does not include mortgage-backed securities.

         At March 31, 2001, the Company did not have any investment securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total book value in excess of 10% of stockholders' equity.

         The following table sets forth the maturities or repricing of investment securities and FHLB stock at March 31, 2001, and the weighted average yields of such securities and FHLB stock (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security). Callable securities are shown at their likely call dates based on current interest rates.

                                         Maturing or Repricing
                     ----------------------------------------------------------
                                     After One      After Five
                     Within          But Within     But Within     After
                     One Year        Five Years     Ten Years      Ten Years
                 Amount   Yield  Amount   Yield  Amount   Yield  Amount   Yield
                 ------   -----  ------   -----  ------   -----  ------   -----
                                          (Dollars in Thousands)
U.S. Government and
 other agency
 obligations    $21,239   5.84% $14,316   6.16%  $   --     --%  $   --     --%
FHLB stock           --     --    3,431   7.25       --     --       --     -
                 ------   -----  ------   -----  ------   -----  ------   -----
  Total         $21,239   5.84% $17,747   6.37%  $   --     --%  $   --     --%
                =======   ===== =======   =====  ======     ===  ======     ===


         For information regarding the market value of the Bank's securities portfolios, see Notes 2 and 3 of Notes to Consolidated Financial Statements contained in the Annual Report.

         The Bank has sold securities under an agreement to repurchase when it is a cost effective method to acquire funds. The Bank did not engage in such transactions during fiscal 2001. See "-- Borrowings."

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

         The Bank had $8.2 million, $10.7 million, $9.4 million and $4.4 million of mortgage-backed securities issued by FHLMC at March 31, 2001, 2000 and 1999, respectively. The Bank had $12.0 million in mortgage-backed securities issued by FNMA and $16.6 million issued by GNMA at March 31, 2001, compared to $14.1 million in mortgage-backed securities issued by FNMA and $12.2 million issued by GNMA at March 31, 2000, and $8.7 million in mortgage-backed securities issued by FNMA and $9.8 million issued by GNMA at March 31, 1999.

                                                    At March 31,
                       --------------------------------------------------------
                                   2001               2000            1999
                              --------------     -------------    ------------
                                                 (In Thousands)
Available for Sale:
  FHLMC                          $ 8,195            $ 8,304         $ 6,185
  FNMA                            12,031             14,120           8,664
  GNMA                            16,596             12,231           9,827
                                 -------            -------         -------
 Total                          $ 36,822            $34,655         $24,676
                                ========            =======         =======

         The following table sets forth the composition of the mortgage-backed securities held to maturity portfolio at the dates indicated.

                                                  At March 31,
                             --------------------------------------------------
                                   2001              2000              1999
                             --------------    ---------------   --------------
                                Book Value        Book Value        Book Value
                                ----------        -----------       ----------
                                                (In Thousands)
Held to Maturity:
 FHLMC                             $2,028            $2,444            $3,196
                                   ======            ======            ======

         At March 31, 2001, the Company did not have any mortgage-backed securities (exclusive of obligations of agencies of the U.S. Government) issued by any one entity with a total book value in excess of 10% of stockholders equity.

         For information regarding the market values of Security Federal's mortgage-backed securities portfolio, see Notes 2 and 3 of the Notes to Consolidated Financial Statements contained in the Annual Report.


         The following table sets forth the maturities or repricings and the weighted average yields of the mortgage- backed securities at March 31, 2001. Not considered in the preparation of the table below is the effect of prepayments.

                                            Maturing or Repricing                          March 31, 2001
                          -------------------------------------------------------------    --------------
                            Less Than         1 to 5          5 to 10        Over          Balance
                              1 Year          Years           Years         Ten Years      Outstanding
                          --------------------------------------------------------------   -------------
                          Amount   Yield  Amount   Yield  Amount   Yield  Amount   Yield  Amount   Yield
                          ------   -----  ------   -----  ------   -----  ------   -----  ------   -----
                                                       (Dollars in Thousands)
FNMA.................     $2,659   6.40%  $7,514   6.36%  $1,711   6.34%  $   --     --% $11,884   6.36%
FHLMC................        488   6.25    5,187   5.80    2,194   6.15    2,278   6.87   10,147   6.14
GNMA.................     12,200   6.31      960   6.16    1,581   6.17    1,729   6.61   16,470   6.32
                         -------   ---- --------   ----  -------   ----  -------   ----  -------   ----
Total................    $15,347   6.32% $13,661   6.13%  $5,486   6.22%  $4,007   6.76% $38,501   6.28%
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

         In addition, the Bank originates loans for other financial institutions and Freddie Mac with their prior commitment to purchase the loan at a set price. The amount of these loans originated and sold depends primarily on loan demand. During fiscal 2001, the Bank originated $29.5 million of such loans for other financial institutions. See "-- Loan Originations, Purchases and Sales."

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

         At March 31, 2001, the Bank had no brokered deposits. In addition, the Bank believes that, based on its experience over the past several years, its passbook and transaction accounts are stable sources of deposits.

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs for the periods indicated.

                                             At March 31,
                              -------------------------------------------------
                                  2001             2000             1999
                              -------------------------------------------------
                                     Percent          Percent          Percent
                              Amount of Total  Amount of Total  Amount of Total
                              ------ --------  ------ --------  ------ --------
                                         (Dollars in Thousands)
Interest Rate Range:
--------------------
Passbook accounts 0%-2.50%   $12,911    5.0%  $13,203    5.8%  $11,848    5.5%
NOW and other transaction
 accounts 0%-4.89%            61,453   23.9    58,305   25.5    53,436   24.7
Money market
  funds 2.20%-5.13%           49,856   19.4    51,636   22.5    49,370   22.8
                             -------   ----   -------   ----   -------   ----
 Total non-certificates     $124,220   48.3% $123,144   53.8% $114,654   52.9%
                            ========   ----  ========   ----  ========   ----
Certificates:
-------------
0.00-4.99%                   $10,021    3.9   $15,575    6.8   $31,101   14.4
5.00-6.99%                   112,040   43.5    90,104   39.4    70,640   32.6
7.00-8.99%                    11,129    4.3        --     --       138    0.1
                             -------   ----   -------   ----   -------   ----
 Total certificates         $133,190   51.7% $105,679   46.2% $101,879   47.1%
                             -------   ----   -------   ----   -------   ----
 Total deposits             $257,410  100.0% $228,823  100.0% $216,533  100.0%
                            ========  =====  ========  =====  ========  =====

         The Bank relies to a limited extent upon locally obtained Jumbo CDs to maintain its deposit levels. At March 31, 2001, Jumbo CDs constituted 13.9% of the Bank's total deposits. Security Federal has not relied heavily on Jumbo CDs to manage interest rate sensitivity. Security Federal has, however, exhibited an ability to attract and maintain such deposits to desired levels during recent periods.

         The following table sets forth the deposit flows at the Bank during the periods indicated.

                                                 Years Ended March 31,
                                       ---------------------------------------
                                            2001          2000           1999
                                       ----------    ----------     ----------
                                                (Dollars in Thousands)

Opening balance......................   $ 228,823     $ 216,533       $181,786
Deposits.............................   1,058,611     1,015,561        997,726
Withdrawals..........................  (1,039,969)   (1,011,879)      (970,599
Interest credited....................       9,945         8,608          7,620
                                        ---------     ---------       --------
Ending balance.......................     257,410       228,823        216,533
                                        ---------     ---------       --------
Net increase (decrease)..............    $ 28,587      $ 12,290       $ 34,747
                                        =========     =========       ========
Percent increase (decrease)..........       12.5%          5.7%          19.1%
                                            ====           ===           ====

         The following table shows rate and maturity information for the Bank's certificates of deposit as of March 31, 2001.

                           4.00-       5.00-       6.00-      7.00-
                           4.99%       5.99%       6.99%      7.99%      Total
                           -----       -----       -----      -----      -----
                                                (In Thousands)
Certificate accounts maturing
 in quarter ending:
June 30, 2001...........  $2,710      $11,772    $10,724      $ 988    $26,194
September 30, 2001......   1,744       14,053     16,234        803     32,834
December 31, 2001.......   1,158        9,367     26,045      3,197     39,767
March 31, 2002..........   1,537        2,375      7,275      5,509     16,696
June 30, 2002...........   1,510        1,150      3,256        161      6,077
September 30, 2002......     549        2,930      2,431         16      5,926
December 31, 2002.......     164           88        719        364      1,335
March 31, 2003..........     285          319      1,115         66      1,785
June 30, 2003...........      85          267        797         25      1,174
September 30, 2003......      29           98        147         --        274
December 31, 2003.......     107           62         16         --        185
Thereafter..............     143          407        393         --        943
                          ------      -------    -------     ------    -------
  Total................. $10,021      $42,888    $69,152    $11,129   $133,190
                         =======      =======    =======    =======   ========


         The following table indicates the amount of the Bank's deposits of $100,000 or more by time remaining until maturity at March 31, 2001.

                                                          Passbook, NOW and
                               Certificates of Deposit    Money Market Accounts
                               -----------------------    ---------------------

(In Thousands)
Maturity Period
---------------
Three months or less..............     $ 5,737                     $ 35,451
Over three through six months.....       9,435                           --
Over six through twelve month.....      16,529                           --
Over twelve months................       4,019                           --
                                      --------                     --------
   Total..........................    $ 35,720                     $ 35,451
                                      ========                     ========

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

         Occasionally, the Bank has used the sale of securities under agreements to repurchase as a source of funds. The securities sold pursuant to these agreements consist of mortgage loans which have been convened to FHLMC participation certificates. The Bank has sold securities under agreements to repurchase to both FHLMC and Wachovia

Bank and Trust Company. These funds are used whenever its costs are favorable compared to alternative sources of funds. At March 31, 2001, the Bank had no wholesale repurchase agreements outstanding. At March 31, 2001, the Bank had $3.4 million in retail repurchase agreements with an average rate of 4.88%.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances at the dates indicated.

                                                Years Ended March 31,
                                        -------------------------------------
                                        2001            2000             1999
                                        ----            ----             ----
                                                   (In Thousands)
Maximum Balance:
FHLB advances......................  $68,620         $50,611          $21,658

Average Balance:
FHLB advances......................  $58,555         $31,909          $16,958

         The following table sets forth information as to the Bank's borrowings and the weighted average interest rates thereon at the dates indicated.

                                                    At  March 31,
                                        -------------------------------------
                                        2001            2000            1999
                                        ----            ----            ----
                                                (Dollars in Thousands)
Balance:
FHLB advances......................  $42,704         $50,611         $14,600

Weighted Average Interest Rate:
At Fiscal Year End:
 FHLB advances.....................    5.99%           5.99%           5.82%
During Fiscal Year:
 FHLB advances.....................    6.42%           5.65%           5.91%


Quarterly Results
-----------------
                                             Quarter ended
                         ------------------------------------------------------
2001                     June 30     September 30     December 31     March 31
----                     -------     ------------     -----------     ---------
Interest income........  $ 5,632         $ 5,972         $ 6,282       $ 6,267
Interest expense.......    3,132           3,435           3,728         3,576
                         -------         -------         -------       -------
Net interest income....    2,500           2,537           2,554         2,691
Provisions for loan losses   175             150             150           450
                         -------         -------         -------       -------
Net interest income after
 provision for loan losses 2,325           2,387           2,404         2,241
Other income...........      589             600             591           960
General and Administrative
  expenses.............    2,104           2,165           2,202         2,380
                         -------         -------         -------       -------
Income before income taxes   810             822             793           821
Income taxes...........      301             303             285           230
                         -------         -------         -------       -------
Net income.............  $   509         $   519         $   508       $   591
                         =======         =======         =======       =======
Net income per share...  $  0.30         $  0.31         $  0.30       $  0.35
                         =======         =======         =======       =======
Weighted average shares
  outstanding.......... 1,676,494       1,673,718       1,670,434     1,669,901
  (actual)              =========       =========       =========     =========

                                              Quarter ended
                            ---------------------------------------------------
2000                        June 30    September 30    December 31    March 31
----                        -------    ------------    -----------    --------
Interest income...........  $ 4,565        $ 4,752        $ 5,061      $ 5,427
Interest expense..........    2,334          2,469          2,705        2,870
                            -------        -------        -------      -------
Net interest income.......    2,231          2,283          2,356        2,557
Provisions for loan losses      150            150            175          275
                            -------        -------        -------      -------
Net interest income after
 provision for loan losses    2,081          2,133          2,181        2,282
Other income..............      568            638            583          507
General and Administrative
 expenses.................    1,928          1,991          1,985        1,941
                            -------        -------        -------      -------
Income before income taxes      721            780            779          848
Income taxes..............      246            271            281          309
                            -------        -------        -------      -------
Net income................  $   475        $   509        $   498      $   539
                            =======        =======        =======      =======

Net income per share......  $  0.28        $  0.30        $  0.30      $  0.32
                            =======        =======        =======      =======

Weighted average shares
  outstanding............. 1,684,240      1,677,048      1,674,240    1,677,048
     (actual)              =========      =========      =========    =========


Competition
-----------
         The Bank serves the counties of Aiken, Bamberg, and Lexington, South Carolina through its eleven branch offices located in Aiken, Denmark, North Augusta, Graniteville, Langley, Clearwater, Wagener, and West Columbia, South Carolina. On October 21, 1993 the Bank expanded its market area through the acquisition of four branch offices of NationsBank of South Carolina, N.A. The branches are located in Langley, Graniteville, Clearwater and Wagener, Aiken County, South Carolina.

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

         All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the fiscal year ended March 31, 2001 was $68,000.

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

         The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB of Atlanta. The Bank is in compliance with this requirement with an investment in FHLB of Atlanta stock of $3.4 million at March 31, 2001.

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

         Prompt Corrective Action. The OTS is required to take certain supervisory actions against undercapitalized savings associations, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk- weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized." OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS also could
                                       24
take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         At March 31, 2001, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

         Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio asset (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 2001, the Bank met the test and its QTL percentage was 85%.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At March 31, 2001, the Bank had tangible capital of $22.5 million, or 6.8% of adjusted total assets, which is approximately $15.9 million above the minimum requirement of 2.0% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At March 31, 2001, the Bank had core capital equal to $23.0 million, or 6.9% of adjusted total assets, which is $9.7 million above the minimum leverage ratio requirement of 4% as in effect on that date.

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

         On March 31, 2001, the Bank had total risk-based capital of approximately $25.3 million, including $22.7 million in core capital and $2.6 million in qualifying supplementary capital, and risk-weighted assets of $206.6 million, or total capital of 12.2% of risk-weighted assets. This amount was $8.8 million above the 8% requirement in effect on that date.

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

         Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At March 31, 2001, the Bank's limit on loans to one borrower was $3.8 million. At March 31, 2001, the Bank's largest single loan to one borrower was $3.5 million, which was performing according to its original terms.

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

ITEM 2.           PROPERTIES

         At March 31, 2001, Security Federal owned the buildings and land for its main office, five of its branch offices, including the operations center, leased the land and owned the improvements thereon for one of its offices, and leased the remaining five offices. The property related to the offices owned by Security Federal had a depreciated cost (including land) of approximately $3.7 million at March 31, 2001. At March 31, 2001, the aggregate net book value of leasehold improvements (excluding furniture and equipment) associated with leased premises was $1.3 million. See Note 5 of Notes to Consolidated Financial Statements contained in the Annual Report.

         The following table sets forth the net book value of the offices owned (including land) and leasehold improvements on properties leased by Security Federal at March 31, 2001.

                                                   Date
                                       Lease       Facility   Gross
                            Owned or   Expiration  Opened/    Square   Net Book
Location                    Leased     Date        Acquired   Footage  Value
---------------------       --------   ---------   --------   -------  --------
Main Office:

1705 Whiskey Road S.         Owned       N/A         1980     10,000   $447,000
Aiken, South Carolina


                       (table continued on following page)

                                                   Date
                                       Lease       Facility   Gross
                            Owned or   Expiration  Opened/    Square   Net Book
Location                    Leased     Date        Acquired   Footage  Value
---------------------       --------   ---------   --------   -------  --------
Full Service Branch Offices

149 E. Baruch Street         Owned        N/A        1984      2,258   $182,000
 Denmark, South Carolina

100 Laurens Street, N.W.     Leased      2013        1959      4,500     18,000
 Aiken, South Carolina


313 East Martintowne Road    Owned(1)     N/A        1973      4,356    111,000
 North Augusta, South Carolina

1665 Richland Avenue, W.     Owned        N/A        1984      1,942    226,000
 Aiken, South Carolina

Montgomery & Canal Streets   Leased      2007        1993(2)   3,576     25,000
 Masonic Shopping Center
 Graniteville, South Carolina

2812 Augusta Road            Owned        N/A        1993(2)   2,509    173,000
 Langley, South Carolina

Highway 125 and Highways
 1 and 78                    Leased      2003        1993(2)   2,287    213,000
 Midland Valley Shopping Center
 Clearwater, South Carolina

118 Main Street North        Owned        N/A        1993(2)   3,600    256,000
 Wagener, South Carolina

 Walmart Superstore          Leased      2001        1996        517    296,000
2035 Whiskey Road
 Aiken, South Carolina

1185 Sunset Boulevard
West Columbia, South Carolina Leased     2015        2000     10,000    792,000

Operations Center:

871 East Pine Log Road       Owned        N/A        1988     10,000    924,000
  Aiken, South Carolina

-----------------------
(1) Security Federal has a lease on the land for this office which expires in 2003, but has options through 2063.
(2)  Represents acquisition date.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------
         The Company is involved as plaintiff or defendant in various legal actions arising in the course of its business. It is the opinion of management, after consultation with counsel, that the resolution of these legal actions will not have a material adverse effect on the Company's financial condition and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------
         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2001.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS
          -----------------------------------------------------------------
         The information contained in the section captioned "Stockholders Information -- Price Range of Common Stock" and "-- Dividends" in the Annual Report is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------
         The information contained in the section captioned "Selected Consolidated Financial and Other Data" in the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------
         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset and Liability Management" in the Annual Report is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------
         Independent Auditors' Report*
         Consolidated Balance Sheets, March 31, 2001 and 2000*
         Consolidated Statements of Income For the Years Ended March 31, 2001,
           2000 and 1999*
         Consolidated Statements of Changes in Shareholders' Equity For the
           Years Ended March 31, 2001, 2000 and 1999*
         Consolidated Statements of Cash Flows For the Years Ended March 31,
           2001, 2000 and 1999*
         Notes to Consolidated Financial Statements*

         * Contained in the Annual Report filed as an exhibit hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          ---------------------------------------------------------------

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------
         The information contained under the section captioned "Election of Directors" in the Proxy Statement is incorporated herein by reference. The information contained under the section captioned "Compliance With Section 16(a) of the Exchange Act" in the Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------
         The information contained in the section captioned "Election of Directors -- Compensation of Executive Officers" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------
         The information contained in the section captioned "Voting Securities and Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------
         The information contained in the section captioned "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------
(a)  Exhibits:
-------------

3.1       Articles of Incorporation and amendments thereto*
3.2       Bylaws*
4         Instruments defining the rights of security holders, including indentures**
10        Executive Compensation Plans and Arrangements:
            Salary Continuation Agreements***
            Amendment One to Salary Continuation Agreements****
            Stock Option Plan***
            Incentive Compensation Plan***
13        Annual Report to Stockholders
21        Subsidiaries of Registrant
23        Consent of Elliott Davis, LLP

---------------------------------
*      Filed on August 3, 1998, as an exhibit to the Company's Form 8-K Current
       Report.

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

(b)  Reports on Form 8-K.
------------------------

         No current reports on Form 8-K were filed by the Company during the three months ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SECURITY FEDERAL CORPORATION

Date:  June 25, 2001                     By: /s/ Timothy W. Simmons
                                         --------------------------
                                         Timothy W. Simmons
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/ Timothy W. Simmons                              June 25, 2001
       -----------------------
       Timothy W. Simmons
       President and Chief Executive Officer
       (Principal Executive Officer)

By:     /s/ Roy G. Lindburg                                 June 25, 2001
       --------------------
       Roy G. Lindburg, Treasurer and Chief
       Financial Accounting Officer (Principal
       Financial and Accounting Officer)

By:     /s/ T. Clifton Weeks                                June 25, 2001
       ---------------------
       T. Clifton Weeks
       Chairman of the Board and Director

By:                                                         June __, 2001
       ------------------------
       Gasper L. Toole, II
       Director

By:                                                         June __, 2001
       ----------------------
       Robert E. Johnson
       Director

By:     /s/ Harry O. Weeks, Jr.                             June 25, 2001
       ------------------------
       Harry O. Weeks, Jr.
       Director

By:     /s/ Robert E. Alexander                             June 25, 2001
       ------------------------
       Robert E. Alexander
       Director

By:                                                         June __, 2001
       --------------------
       Thomas L. Moore
       Director

By:     /s/ William Clyburn                                 June 25, 2001
       --------------------
       William Clyburn
       Director

                                INDEX TO EXHIBITS

Exhibit Number
--------------

        13                 Annual Report to Stockholders

        21                 Subsidiaries of the Registrant

        23                 Consent of Elliott Davis, LLP

                                   EXHIBIT 13

                          ANNUAL REPORT TO STOCKHOLDERS

                              TABLE OF CONTENTS

  Letter to Shareholders  ............................................        1

  Financial Highlights    ............................................        2


  Selected Consolidated Financial and Other Data    ..................        3


  Management's Discussion and Analysis of Financial Condition
   and Results of Operations     .....................................        4


  Report of Elliott Davis, LLP, Independent Auditors     .............       17


  Consolidated Balance Sheets   ......................................       18


  Consolidated Statements of Income   ................................       19


  Consolidated Statements of Shareholders' Equity   ..................       20


  Consolidated Statements of Cash Flows  .............................       21


  Notes to Consolidated Financial Statements  ........................       23


  Shareholders Information  ..........................................       40


  Security Federal Bank Board of Directors and Management Team  ......       42

SECURITY FEDERAL CORPORATION
-------------------------------------------------------------------------------

Fellow Shareholders:

We are pleased to report our fourth consecutive year of record earnings. Net income for our most recent fiscal year ending March 31, 2001 increased 5.3% to $2.1 million or $1.27 per share compared to $2.0 million or $1.20 per share, on a split adjusted basis, for our fiscal year ending March 31, 2000. In addition, as of March 31, 2001, total assets reached a record high of over $330 million and total loans reached a record high of over $230 million. Recent regulatory reports show Security Federal Bank to be the home financing leader in our market area. Small business lending also continues to be one of our strengths. Our asset growth during the year was primarily funded by deposits which increased 12.5% to over $257 million.

In view of our record earnings, your Board of Directors approved a dividend of $.02 per share which was paid on June 15, 2001 to shareholders of record as of May 31, 2001. This represented the 42nd consecutive quarterly dividend paid since the Bank's conversion to a stock form of ownership in 1987.

The highlight of our year was the opening of our West Columbia branch office in December 2000. This branch offers all banking services including mortgage lending, financial counseling, investment and insurance products. Under the leadership of Regional President Steve Nivens, this office has gotten off to a fantastic start with excellent growth in both loans and deposits. West Columbia became our eleventh full service branch.

We recently began offering on-line banking and automatic bill payment services. These services allow our customers to bank from the convenience of their home 24 hours per day, seven days per week. Our web site address is WWW.SECURITYFEDERALBANK.COM. We feel this site is informative, graphically pleasing, and very easy to navigate. Please check us out on the web.

During the year, we expanded our line of financial services by offering financial planning, plus additional investment and insurance products. We intend to continue to expand these financial products plus add trust services during the next year which will round us out as a one-stop financial services provider.

We would like to take this opportunity to thank our many fine and dedicated employees. They are the ones who truly make Security Federal a community bank. Thanks also to all of you for your continued support. We appreciate you banking with us. Be sure to mention us to your friends and relatives as we all benefit from your referrals.

Sincerely,                                 Sincerely,


/s/T. Clifton Weeks                        /s/Timothy W. Simmons
T. Clifton Weeks                           Timothy W. Simmons
Chairman                                   President & Chief Executive Officer

                   SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
                               FINANCIAL HIGHLIGHTS


                                                   Years Ended March 31,
                                            -----------------------------------
                                                  2001               2000
                                            ----------------   ----------------
  Net Income                                  $ 2,127,434        $ 2,021,213
  Earnings Per Share - Basic                         1.27               1.20
  Book Value Per Share                              14.07              11.78
  Total Interest Income                        24,152,829         19,805,361
  Total Interest Expense                       13,871,311         10,378,254
  Net Interest Income Before Provision For
    Loan Losses                                10,281,518          9,427,107
  Provision For Loan Losses                       925,000            750,000
  Net Income After Provision For Loan Losses    9,356,518          8,677,107
  Net Interest Margin                               3.38%              3.54%
  Total Loans Originated                      124,731,000        118,490,000
  Adjustable Rate Loans As A Percentage Of
    Total Gross Loans                               55.3%              59.6%



NET INCOME (In Thousands)                  EARNINGS PER SHARE - BASIC

1997     $835                          1997     $0.50
1998   $1,713                          1998     $1.02
1999   $1,806                          1999     $1.07
2000   $2,021                          2000     $1.20
2001   $2,127                          2001     $1.27




RETURN ON EQUITY                           TOTAL ASSETS (In Millions)

1997    5.28%                          1997     $202
1998    9.96%                          1998     $216
1999    9.56%                          1999     $255
2000   10.41%                          2000     $305
2001    9.98%                          2001     $331



BOOK VALUE PER SHARE                       ALLOWANCE FOR LOAN LOSSES(1)

1997    $ 9.70                         1997     1.19%
1998    $10.73                         1998     1.09%
1999    $11.62                         1999     1.12%
2000    $11.78                         2000     1.09%
2001    $14.07                         2001     1.19%


(1)ALLOWANCE FOR LOSSES AS A PERCENTAGE OF TOTAL LOANS.

                   SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
                   Selected Consolidated Financial and Other Data

                                       At Or For The Year Ended March 31,
                                 2001      2000      1999      1998      1997
                                 ------    ------    ------    ------    ------
Balance Sheet Data               (Dollars In Thousands, Except Per Share Data)
---------------------------------
Total Assets                   $330,642   304,802  $254,718  $215,512  $201,646
Cash And Cash Equivalents        12,616     7,417     6,951     4,659     7,904
Investment And Mortgage-Backed
  Securities                     74,405    91,531    85,569    62,813    36,970
Loans Receivable - Net (1)      230,997   193,001   151,986   137,724   146,769
Deposits                        257,410   228,823   216,533   181,786   168,061
Advances From Federal Home Loan
  Bank                           42,704    50,611    14,600    12,126    14,114
Total Shareholders' Equity       23,500    19,759    19,560    18,076    16,182

Income Data
---------------------------------
Total Interest Income            24,153    19,805    17,312    16,618    15,843
Total Interest Expense           13,871    10,378     8,638     8,001     7,908
                                 ------    ------    ------    ------    ------
Net Interest Income              10,282     9,427     8,674     8,617     7,935
Provision For Loan Losses           925       750       600       780       300
                                 ------    ------    ------    ------    ------
Net Interest Income After
  Provision For Loan Losses       9,357     8,677     8,074     7,837     7,635
Other Income                      2,739     2,296     2,641     2,004     1,659
General And Administrative
  Expense                         8,851     7,845     7,962     7,220     8,045
Income Taxes                      1,118     1,107       947       908       414
                                 ------    ------    ------    ------    ------
Net Income                       $2,127     2,021    $1,806    $1,713    $  835
                                 ======    ======    ======    ======    ======
Per Common Share Data
---------------------------------
Net Income Per Common Share(Basic)$1.27      1.20     $1.07     $1.02     $0.51
Cash Dividends Declared           $0.08      0.08     $0.07     $0.06     $0.05
                                 ======    ======    ======    ======    ======
Other Data
---------------------------------
Interest Rate Spread Information:
  Average During Period           3.00%     3.19%     3.53%     4.00%     3.82%
  End Of Period                   3.11%     2.90%     3.15%     3.91%     4.01%
Net Interest Margin (Net Interest
  Income/Average Earning Assets)  3.38%     3.54%     3.96%     4.33%     4.09%
Average Interest-Earning Assets
  To Average Interest-Bearing
  Liabilities                   108.39%   109.11%   110.85%   108.27%   106.40%
Equity To Total Assets            7.11%     6.48%     7.68%     8.39%     8.03%
Non-Performing Assets To
  Total Assets (2)                 .11%      .40%      .52%     1.02%      .70%
Return On Assets (Ratio Of Net
  Income To Average Total Assets) .66% .72% .77% .80% .40% Return On Equity (Ratio Of Net
  Income To Average Equity)       9.98%    10.41%     9.56%     9.96%     5.28%
Equity To Assets Ratio (Ratio Of
  Average Equity To Average
  Total Assets)                   6.62%     6.93%     8.08%     8.05%     7.55%
Dividend Pay-Out Ratio On
  Common Shares                   6.30%     6.67%     6.53%     5.87%     9.94%
Number Of Full-Service Offices      11        10        10        10        10

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

FORWARD-LOOKING STATEMENTS

     This document, including information included or incorporated by reference, contents, and future filings by the Company on Form 10-K, Form 10Q, and Form 8-K, and future oral and written statements by the Company and its management may contain forward-looking statements about Security Federal Corporation and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance; growth opportunities; interest rates; acquisition and divestiture opportunities; and synergies, efficiencies, cost-savings, and funding advantages expected to be realized from prior acquisitions. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates, and intentions of Management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, identified in our filings with the Securities and Exchange Commission ("SEC"), and presented by our Management from time to time could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.

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

The Bank's asset and liability policies are directed toward the objectives of increasing the interest rate sensitivity of the Bank's assets by shortening their maturities or periods to reprice while reducing the interest rate sensitivity of the Bank's interest-bearing liabilities by extending their maturities. The success of Management's strategy is evidenced by the composition of the loan portfolio that includes $135.4 million of adjustable rate consumer loans, commercial loans, and mortgage loans or approximately 55.3% of total gross loans at March 31, 2001. At March 31, 2001, the negative mismatch of interest-earning assets repricing or maturing within one year with interest-bearing liabilities repricing or maturing within one year was $107.2 million or 32.4% of total assets compared to $96.8 million or 31.8% at March 31, 2000. The increase in the negative gap is due to an increase in interest-bearing demand deposit accounts that are catagorized as repricing in the less than 3-month category and the popularity of the Bank's nine month certificate of deposit.

                      SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

ASSET AND LIABILITY MANAGEMENT, CONTINUED

     During the past year, the Bank originated approximately $37.0 million in adjustable rate residential real estate loans, which are generally held for investment and not sold. Also, as part of the Bank's asset liability program, the Bank originated a total of $51.9 million in consumer and commercial loans, which are usually short term in nature. During fiscal 2001, 93.4% of total loan originations were comprised of consumer, commercial, and adjustable rate mortgage loans compared to 94.5% of total originations in fiscal 2000. The Bank's portfolio of consumer and commercial loans was $120.8 million at March 31, 2001, $103.8 million at March 31, 2000, and $94.0 million at March 31, 1999.
Consumer and commercial loans combined were 49.3% of total loans at March 31, 2001; 51.5% at March 31, 2000; and 58.4% at March 31, 1999.

     The Bank originated $6.3 million, $6.2 million, and $6.0 million in fixed rate residential loans of which most were short-term construction loans with terms of one year or less, and residential lot loans with terms of two to five years, in fiscal 2001, 2000, and 1999, respectively. At March 31, 2001, these fixed rate residential loans amounted to $34.1 million or 13.9% of the total loan portfolio compared to $13.4 million or 6.6% at the end of the previous fiscal year. The Bank sells virtually all its 15 year and 30 year fixed rate mortgage loans at origination. In fiscal 2001, the Bank decided to no longer service loans for Freddie Mac or other investors, because of the fixed cost of servicing those loans, while its portfolio of loans serviced for others was shrinking. Thus, during fiscal 2001, the Bank sold all of its new fixed originations exclusively on a service-released basis. The Bank sold $631,000 in fixed rate residential loans to secondary market agencies on a service-retained basis in fiscal 2000, $5.6 million in fiscal 1999, and $3.4 million in fiscal 1998. Fixed rate residential loans passed directly on to institutional investors including Freddie Mac, on a service-released basis, totaled $29.5 million in fiscal 2001, $16.0 million in fiscal 2000, $28.1 million in fiscal 1999, and $7.9 million in fiscal 1998.

     Certificates of deposit of $100,000 or more (Jumbo Certificates) are normally considered to be interest rate sensitive because of their relatively short maturities. Many financial institutions have used Jumbo Certificates to manage interest rate sensitivity and liquidity. The Bank has not relied on Jumbo Certificates for liquidity or asset liability management. As of March 31, 2001, the Bank had $35.7 million outstanding in Jumbo Certificates compared to $19.1 million at March 31, 2000. The Bank was more aggressive on bidding for municipalities' and individual's Jumbo Certificates this past year.

     The following table sets forth the maturity schedule of certificates of deposit with balances of $100,000 or greater at March 31, 2001.

  Within 3 Months               $     5,737,000
  AFTER 3, WITHIN 6 MONTHS            9,435,000
  AFTER 6, WITHIN 12 MONTHS          16,529,000
  AFTER 12 MONTHS                     4,019,000
                                 --------------
                                $    35,720,000
                                 ==============

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

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

ASSET AND LIABILITY MANAGEMENT, CONTINUED

     The following table sets forth the Bank's interest-bearing liabilities and interest-earning assets repricing or maturing within one year.

                                                         At March 31
                                                 ----------------------------
                                                     2001            2000
                                                 -------------   ------------
                                                     (Dollars in Thousands)
  LOANS (1)                                      $    100,482    $   104,107
  MORTGAGE-BACKED SECURITIES:
    HELD TO MATURITY                                      638            343
    AVAILABLE FOR SALE                                 17,184         16,863
  INVESTMENT SECURITIES:
    HELD TO MATURITY                                      266            266
    AVAILABLE FOR SALE                                 21,355          9,467
  OTHER INTEREST-EARNING ASSETS                         5,586          1,069
  TOTAL INTEREST RATE SENSITIVE ASSETS REPRICING
    WITHIN 1 YEAR                                $    145,511    $   132,115
                                                 -------------   ------------
  DEPOSITS                                            239,711        191,254
  FHLB ADVANCES AND OTHER BORROWED MONEY               12,969         37,642
  TOTAL INTEREST RATE SENSITIVE LIABILITIES
    REPRICING WITHIN 1 YEAR                      $    252,680    $   228,896
                                                 -------------   ------------

  GAP                                            $   (107,169)   $   (96,781)
                                                 =============   ============

  INTEREST RATE SENSITIVE ASSETS/INTEREST RATE
    SENSITIVE LIABILITIES                              57.59%         57.72%
  GAP AS A PERCENT OF TOTAL ASSETS                    (32.4)%        (31.8)%


  (1)  LOANS ARE NET OF UNDISBURSED FUNDS AND LOANS IN PROCESS.

                     SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

ASSET AND LIABILITY MANAGEMENT, CONTINUED

The following table sets forth the interest sensitivity of the Bank's assets and liabilities at March 31, 2001, on the basis of the factors and assumptions set forth in the table on the previous page.

               Remaining Time Before Asset/Liability Matures Or Can Be Repriced
               ----------------------------------------------------------------
                Less Than                                         More
                  Three   3-12     1-3     3-5     5-10    10-20  Than 20
                  Months  Months   Years   Years   Years   Years  Years   Total
                  ------  ------   -----   -----   -----   -----  -----   -----
                                         (Dollars in Thousands)
INTEREST-EARNINGS ASSETS
-----------------------------
LOANS (1)        $48,635 $51,847 $58,027 $52,234 $20,553  $2,637   $108 234,041
MORTGAGE-BACKED SECURITIES:
HELD TO MATURITY,
 AT COST             133     505     447     238     644      61     --   2,028
AVAILABLE FOR SALE,
 AT FAIR VALUE     3,834  13,350   8,520   7,821   2,787     439     71  36,822
INVESTMENT SECURITIES:(2)
HELD TO MATURITY,
 AT COST             266      --      --      --      --      --     --     266
AVAILABLE FOR SALE,
 AT FAIR VALUE    18,065   3,290   7,033   5,927     974      --     --  35,289
FHLB STOCK, AT COST   --      --   3,431      --      --      --     --   3,431
OTHER INTEREST-
 EARNING ASSETS    5,586      --      --      --      --      --     --   5,586
                  ------  ------   -----   -----   -----   -----  -----   -----
TOTAL FINANCIAL
 ASSETS          $76,519 $68,992 $77,458 $66,220 $24,958  $3,137  $ 179 317,463
                 ======= ======= ======= ======= =======  ======  ===== =======

INTEREST-BEARING LIABILITIES
-----------------------------
DEPOSITS:
CERTIFICATE
 ACCOUNTS        $26,194 $89,297 $17,054  $  645  $   --   $  --  $  --$133,190
NOW ACCOUNTS      61,453      --      --       -       -       -         61,453
MONEY MARKET
 ACCOUNTS         49,856       -      --      --      --      --         49,856
PASSBOOK ACCOUNTS 12,911       -      --      --      --      --         12,911
BORROWINGS        12,969      --   5,000  28,144      --      --         46,113
                  ------  ------   -----   -----   -----   -----  -----   -----
TOTAL INTEREST-BEARING
 LIABILITIES    $163,383 $89,297 $22,054 $28,789   $  --   $  --  $  --$303,523
                ======== ======= ======= =======   =====   =====  ===== =======

CURRENT PERIOD
 GAP            $(86,864)(20,305)$55,404 $37,431 $24,958  $3,137   $179 $13,940
CUMULATIVE GAP  $(86,864)(107,169(51,765)(14,334) 10,624 $13,761 13,940 $13,940
CUMULATIVE GAP AS
 A PERCENT OF
 TOTAL ASSETS    (26.3)% (32.4)% (15.7)%  (4.3)%    3.2%    4.2%   4.2%    4.2%

(1)   LOANS ARE NET OF UNDISBURSED FUNDS AND LOANS IN PROCESS.
(2) CALLABLE SECURITIES ARE SHOWN AT THEIR LIKELY CALL DATES BASED ON MANAGEMENT'S ESTIMATES AT MARCH 31, 2001.

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

                   SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

     Total assets at March 31, 2001 were $330.6 million, an increase of $25.8 million or 8.5% from March 31, 2000. This increase was the result of an increase in net loans receivable, offset, in part, by a decrease in investment securities.

     Total net loans receivable were $231.0 million at March 31, 2001; an increase of $38.0 million or 19.7% from the prior year. Residential real estate loans increased $23.4 million to $121.5 million at March 31, 2001 due primarily to an increase in residential construction and lot loans. Security Federal sells virtually all its long-term fixed rate mortgages, while retaining its adjustable rate mortgages originated. Consumer loans increased $4.6 million while commercial business and commercial real estate loans increased to $74.5 million at fiscal year end from $62.1 million at March 31, 2000; an increase of $12.4 million or 20.1%. Loans held for sale increased $950,000 at March 31, 2001 from the previous fiscal year end.

     Real estate acquired in settlement of loans (REO) decreased $238,000 to $94,000 at March 31, 2001 from $332,000 at fiscal year end 2000. REO at March 31, 2001 consisted primarily of single-family homes. Real estate acquired for development was liquidated as the remaining lots on the Company's real estate partnership were completely sold by March 31, 2001.

     Non-accrual loans totaled $183,000 at March 31, 2001 compared to $890,000 a year earlier. The Bank classifies all loans as non-accrual when they become 90 days or more delinquent. The Bank had six loans totaling $587,000 at March 31, 2001 that were troubled debt restructurings compared to 3 loans of $784,000 at March 31, 2000. None of the trouble debt restructurings at March 31, 2001 were more than 90 days delinquent. One $16,000 unsecured commercial loan was sixty days delinquent. The other five troubled debt restructurings consisted of a $4,000 unsecured consumer loan, a $6,000 automobile loan, a $19,000 loan secured by a certificate of deposit, a $53,000 commercial loan secured by two rental properties, and a $489,000 commercial loan secured by commercial real estate. All troubled debt restructurings are also considered impaired. At March 31, 2001, the Bank held $789,000 in impaired loans compared to $897,000 at March 31, 2000.

     The Bank reviews its loan portfolio and loan loss allowance on a monthly basis. Future additions to the Bank's allowance for loan losses are dependent on, among other things, the performance of the Bank's loan portfolio, the economy, changes in real estate values, and interest rates. There can be no assurance that additions to the allowance will not be required in future periods. Management constantly monitors its loan portfolio for the impact of local economic changes. The ratio of allowance for loan losses to total loans was 1.19% at March 31, 2001 compared to 1.09% at March 31, 2000.

     Deposits at the Bank increased $28.6 million or 12.5% to $257.4 million at March 31, 2001 from $228.8 million at March 31, 2000. Advances from the Federal Home Loan Bank (FHLB) decreased to $42.7 million at March 31, 2001; down from $50.6 million a year earlier, a decrease of $7.9 million. The Bank was able to pay off advances due to the magnitude of growth in deposits. Other borrowed money increased $1.2 million to $3.4 million during the year compared to $2.2 million at March 31, 2000.

     Total shareholders' equity was $23.5 million at March 31, 2001; an increase of $3.7 million or 18.9% compared to $19.8 million a year earlier. The increase was attributable to net income of $2.1 million and an increase of $2.0 in unrealized net gain on securities available for sale, offset partially by an increase in the indirect guarantee of the ESOP debt of $228,000, and $135,000 in dividends paid.

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


                              Fiscal Year 2001           Fiscal Year 2000
                              Compared To 2000           Compared To 1999
                            -----------------------    -----------------------

                            Volume    Rate     Net     Volume    Rate     Net
                            ------   ------   -----    ------   ------   -----
                                             (In Thousands)
INTEREST-EARNING ASSETS:
LOANS: (1)
REAL ESTATE LOANS           $2,005      426   2,431    $1,497    $(437) $1,060
OTHER LOANS                  1,555      330   1,885       731     (294)    437
                            ------   ------   -----    ------   ------   -----
TOTAL LOANS                  3,560      756   4,316     2,228     (731)  1,497
MORTGAGE-BACKED SECURITIES(2)  (78)     292     214     1,187      (12)  1,175
INVESTMENTS (2)               (228)      23    (205)      (57)     (60)   (117)
OTHER INTEREST-EARNING ASSETS    3       20      23       (53)      (9)    (62)
TOTAL INTEREST-EARNING      ------   ------   -----    ------   ------   -----
  ASSETS                    $3,257    1,091   4,348    $3,305    $(812) $2,493
                            ======    =====   =====    ======   ======  ======

INTEREST-BEARING LIABILITIES:
DEPOSITS:
CERTIFICATE ACCOUNTS       $   687      922   1,609     $ 445   $ (297) $  148
NOW ACCOUNTS                    14      (50)    (36)       34     (118)    (84)
MONEY MARKET ACCOUNTS         (232)     112    (120)      823      (36)    787
PASSBOOK ACCOUNTS               (7)       0      (7)       27        2      29
                            ------   ------   -----    ------   ------   -----
TOTAL DEPOSITS                 462      984   1,446     1,329     (449)    880
BORROWINGS                   1,907      140   2,047       907      (47)    860
TOTAL INTEREST-BEARING
 LIABILITIES                 2,369    1,124   3,493     2,236     (496)  1,740
EFFECT ON NET INCOME        $  888      (33)    855    $1,069   $ (316)  $ 753
                            ======   ======   =====    ======   ======   =====

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


                                                   Averages For Fiscal Years Ended March 31,
                               -----------------------------------------------------------------------------
                     Yield/             2001                       2000                      1999
                     Rate At   ------------------------  -------------------------  ------------------------
                     March 31, Average           Yield/  Average            Yield/  Average           Yield/
                      2001     Balance Interest  Rate    Balance  Interest  Rate    Balance Interest  Rate
                     --------  ------- --------  ------  -------  --------  ------  ------- --------  ------
                                                       (Dollars in Thousands)
INTEREST-EARNING ASSETS:
MORTGAGE LOANS         7.79%  $104,171  $ 7,874   7.56%  $77,275   $ 5,443   7.04%  $56,465  $ 4,383   7.76%
OTHER LOANS            9.32%   110,477   10,646   9.64%   94,241     8,761   9.30%   86,426    8,324   9.63%
                     --------  ------- --------  ------  -------  --------  ------  ------- --------  ------
TOTAL LOANS (1)        8.58%   214,648   18,520   8.63%  171,516    14,204   8.28%  142,891   12,707   8.89%
MORTGAGE-BACKED
 SECURITIES (2)        6.28%    33,707    2,253   6.68%   35,009     2,039   5.82%   14,633      864   5.90%
INVESTMENTS (2)        5.97%    54,487    3,288   6.03%   58,296     3,493   5.99%   59,235    3,610   6.09%
OTHER INTEREST-
 EARNING ASSETS        5.33%     1,427       92   6.43%    1,376        69   5.01%    2,406      131   5.43%
TOTAL INTEREST-      --------  ------- --------  ------  -------  --------  ------  ------- --------  ------
 EARNING ASSETS        7.91%  $304,269  $24,153   7.94% $266,197   $19,805   7.44% $219,165  $17,312   7.90%
                     ======== ========  =======  ====== ========  ========  ======  ======== =======  ======

INTEREST-BEARING LIABILITIES:
CERTIFICATE ACCOUNTS   6.15%  $117,555  $ 6,964   5.92% $104,978   $ 5,355   5.10% $ 96,512  $ 5,207   5.40%
NOW ACCOUNTS           1.21%    41,408      382   0.92%   40,081       418   1.04%   37,402      502   1.34%
MONEY MARKET ACCTS.    4.66%    47,682    2,289   4.80%   52,589     2,409   4.58%   34,696    1,622   4.68%
PASSBOOK ACCOUNTS      2.44%    12,584      311   2.47%   12,890       318   2.47%   11,806      289   2.45%
TOTAL INTEREST-      --------  ------- --------  ------  -------  --------  ------  ------- --------  ------
 BEARING ACCOUNTS      4.55%   219,229    9,946   4.54%  210,538     8,500   4.04%  180,416    7,620   4.22%
OTHER BORROWINGS       4.88%     2,924      167   5.71%    1,534        74   4.82%      369       15   4.07%
FHLB ADVANCES          5.99%    58,555    3,758   6.42%   31,909     1,804   5.65%   16,958    1,003   5.91%
TOTAL INTEREST-      --------  ------- --------  ------  -------  --------  ------  ------- --------  ------
 BEARING LIABILITIES   4.80%  $280,708  $13,871   4.94% $243,981   $10,378   4.25% $197,743  $ 8,638   4.37%
                     ========  ======= ========  ======  =======  ========  ======  =======  =======  ======
NET INTEREST INCOME                     $10,282                    $ 9,427                   $ 8,674
                                       ========                   ========                   =======
INTEREST RATE SPREAD   3.11%                      3.00%                      3.19%                     3.53%
                     =======                     ======                     ======                    ======
NET YIELD ON EARNING ASSETS                       3.38%                       3.54%                    3.96%
                                                 ======                     =======                   ======
(1)   INTEREST ON NON-ACCRUAL LOANS IS NOT INCLUDED IN INCOME,
      ALTHOUGH THEIR LOAN BALANCES ARE INCLUDED IN AVERAGE LOANS OUTSTANDING.

(2)   SECURITIES AVAILABLE FOR SALE ARE COMPUTED USING THEIR HISTORICAL COST.

                     SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Comparison of the Years Ended March 31, 2001 and 2000

GENERAL

The Company earned record net income of $2.1 million for the year ended March 31, 2001, an increase of $106,000 or 5.3% over earnings of $2.0 million for the year ended March 31, 2000. This marked the fourth consecutive year of record earnings. The primary reason for the increased earnings was an increase in net interest income and other income offset in part by increases in the provision for loan losses and general and administrative expenses.

NET INTEREST INCOME

Net interest income increased $854,000 to $10.3 million in fiscal 2001 compared to $9.4 million in fiscal 2000 despite a 16 basis point decline in the net yield on interest-earning assets. The increase in income was accomplished by increasing the average of total loans by $43.1 million in fiscal 2001. The Bank has also been successful in attracting demand, money market, and certificate of deposit accounts.

Interest income on loans increased $4.3 million as residential real estate loans and commercial loans both increased during the year. The yield of the loan portfolio during fiscal 2001 increased 35 basis points. Interest income on investment securities, mortgage-backed securities, and other securities increased $32,000 during fiscal 2001. The yield during the year increased 37 basis points as lower yielding investments matured and adjustable rate mortgage-backed securities rolled into higher rates, but the average balance of the investment portfolio decreased $5.1 million.

Interest expense on deposits increased $1.4 million during the year ended March 31, 2001 compared to the year ended March 31, 2000. Average interest bearing deposits increased $8.7 million and the average cost of those deposits increased fifty basis points during the year due to increases in market interest rates during the first 9 months of the year. Interest expense on FHLB advances and other borrowings increased $2.0 during fiscal 2001 due to the average amount of borrowings increasing $28.0 million. The average cost of borrowings increased 76 basis points comparing fiscal 2001 to fiscal 2000.

PROVISION FOR LOAN LOSSES

The Company's provision for loan losses increased $175,000 to $925,000 during the year ended March 31, 2001. The amount of the provision is determined by Management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $183,000 at March 31, 2001 compared to $890,000 at March 31, 2000. Net charge-offs were $262,000 in fiscal 2001 compared to $344,000 in fiscal 2000. The ratio of the allowance for loan losses to total loans at March 31, 2001 was 1.19% compared to 1.09% at March 31, 2000. Management felt it prudent to increase the provision due to the predicted general slowing of the national economy, the cyclical nature of economic business cycles, and the entrance into a new loan market for the Bank. Management believes the allowance for loan losses is adequate based on Management's estimates of the losses inherent in the loan portfolio, although there can be no guarantee as to these estimates. In addition, bank regulatory agencies may require additions to the allowance for loan losses based on their judgments and estimates as part of their examination process.

OTHER INCOME

Other income increased $444,000 or 19.3% from $2.3 million during fiscal 2000 to $2.7 million during fiscal 2001. Gain on sale of loans increased $239,000 to $496,000 during fiscal 2001 compared to $257,000 during fiscal 2000 due to a $13.3 million or 80.2% increase in originations of loans held for sale and a concerted effort to better manage the Bank's secondary market sales. The origination trend changed due to the decrease in mortgage rates during the year. Loan servicing fees increased $12,000. The Bank sold its remaining portfolio of loans serviced for others in January 2001 for a profit on sale of approximately $400,000. Service fees on deposit accounts decreased $42,000 due to the interest credit rate used by commercial accounts to offset service fees increasing the first nine months of the year. Income from real estate operations decreased $24,000 as the Company sold its remaining lots held for development in March 2001. Other miscellaneous income decreased $106,000 or 24.1% during fiscal 2001 due primarily to a decrease in the commissions earned on annuity and investment products.

                        SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $1.0 million or 12.8% to $8.9 million during the year ended March 31, 2001 compared to $7.9 million during the same period one year earlier. Salaries and employee benefits increased $602,000 or 14.4% due to the opening of the West Columbia branch office and normal annual salary adjustments. Occupancy expense increased $170,000 or 32.4% also due to the new branch office. Advertising expense increased $35,000 during fiscal 2001 due to the "Loan on Us" campaign. Depreciation and maintenance of equipment expense increased $126,000 or 14.1% as the Bank added on-line banking and bill payment software and software and hardware purchased for the year 2000 was depreciated for a full year. Other miscellaneous expenses encompassing REO expense, legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses increased $106,000 or 7.0% during fiscal 2001 due primarily to slight increases in most of the above mentioned expenses and the opening of a new branch office.

INCOME TAXES

Income taxes increased $11,000 during the year ended March 31, 2001 compared to the year ended March 31, 2000 due to an increase in taxable income. The effective tax rate was 34% for fiscal 2001 and 35% for fiscal 2000.

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

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

REGULATORY CAPITAL

The following table reconciles the Bank's shareholders' equity to its various regulatory capital positions:

                                                          March 31,
                                             ---------------------------------
                                                   2001              2000
                                             ---------------   ---------------
                                                        (In Thousands)
  Shareholders' Equity (1) (2)               $     23,136      $     21,043
  Reduction For Goodwill And Other Intangibles        650             1,116
                                             ---------------   ---------------
  Tangible Capital                                 22,486            19,927
                                             ---------------   ---------------
  Qualifying Core Deposit Intangibles                 470               559
  Core Capital                                     22,956            20,486
  SUPPLEMENTAL CAPITAL                              2,582             2,121
     LESS ASSETS REQUIRED TO BE DEDUCTED              227               103
                                             ===============   ===============
  TOTAL RISK-BASED CAPITAL                   $     25,311      $     22,504
                                             ===============   ===============

(1) FOR 2001 AND 2000, EXCLUDES UNREALIZED GAINS OF $348,000 AND INCLUDES UNREALIZED LOSSES OF $1,629,000, RESPECTIVELY ON AVAILABLE FOR SALE SECURITIES.
(2) FOR 2001 AND 2000, EXCLUDES EQUITY OF SECURITY FEDERAL CORPORATION, THE PARENT.

The following table compares the Bank's capital levels relative to regulatory requirements at March 31, 2001:

                      Amount     Percent    Actual   Actual    Excess   Excess
                      Required   Required   Amount   Percent   Amount   Percent
                      --------   --------   ------   -------   ------   -------
                                  (Dollars in Thousands)
Tangible Capital      $  6,600     2.0%    $22,486     6.8%   $15,886     4.8%
Tier 1 Leverage
 (Core) Capital         13,219     4.0%     22,956     6.9%     9,737     2.9%
Tier 1 Risk-Based
 (Core) Capital          8,266     4.0%     22,956    11.1%    14,690     7.1%
Total Risk-Based
  Capital               16,531     8.0%     25,311    12.2%     8,780     4.2%

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

The principal use of the Bank's funds is the origination of mortgages and other loans and the purchase of investments and mortgage-backed securities. Loan originations were $95.2 million in fiscal 2001 compared to $102.5 million in fiscal 2000 and $87.7 million in fiscal 1999. Purchases of investments and mortgage-backed securities were $9.5 million in fiscal 2001 compared to $30.4 million in fiscal 2000 and $69.4 million in fiscal 1999.

Outstanding loan commitments for which the Bank has not obtained prior commitments to purchase from other institutional investors amounted to $422,000 at March 31, 2001 compared to $1.4 million at March 31, 2000. In addition, unused lines of credit on home equity loans, credit cards, and other loans amounted to $27.4 million at March 31, 2001. Management does not anticipate that the percentage of funds drawn on unused lines of credit will increase substantially over amounts currently utilized. Funding of undisbursed loans-in-process of $10.7 million at March 31, 2001 and commitments to originate loans and future advances on lines of credit are expected to be provided from loan amortizations and prepayments, deposit inflows, and short-term borrowing capacity.

                   SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

The Bank is required under applicable Federal regulations to maintain a liquidity ratio at specified levels that are subject to change. Currently, a minimum of 4.0% of the combined total of deposits and certain borrowings must be maintained in the form of cash or eligible investments. At March 31, 2001, the Bank's liquidity ratio was approximately 17%. Management believes that liquidity during fiscal 2002 can be met through the Bank's deposit base and borrowing ability and from maturing investments. See "Consolidated Statements of Cash Flows" in the consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." All derivatives are to be measured at fair value and recognized in the balance sheet as assets and liabilities. SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was issued in June 2000 and amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The two statements are to be adopted concurrently and are effective for fiscal years and quarters beginning after June 15, 2000. Adoption of SFAS No. 133 and SFAS No. 138 did not have a material impact on the presentation of the Company's financial results or financial position.

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

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES



                                                     [GRAPHIC OMITTED]
                                                     Elliott Davis, LLP
                                                     Advisors-CPAs-Consutants
                                                     One 10th Street, Suite 460
                                                     P.O. Box 2278
                                                     Augusta, GA 30903-2278
ELLIOTT DAVIS-----------------------------------------------------------------
                                                     Phone 706.722.9090
                                                     Fax 706.722.9092


            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Shareholders and Board of Directors
Security Federal Corporation and Subsidiaries
Aiken, South Carolina


     We have audited the accompanying consolidated balance sheets of Security Federal Corporation and Subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Federal Corporation and Subsidiaries as of March 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with auditing standards generally accepted in the United States of America.


                                     /s/Elliott Davis, LLP


Elliott Davis, LLP
Greenville, South Carolina
April 27, 2001





                           www.elliottdavis.com
              Internationally - Moore Stephens Elliott Davis LLC

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIESS

                            Consolidated Balance Sheets
                                                                March 31,
                                                                ---------
                                                             2001        2000
                                                            ------      ------
  ASSETS:
Cash And Cash Equivalents                              $12,616,129  $7,416,702
Investment And Mortgage-Backed Securities:
Available For Sale:  (Amortized Cost of $71,574,673 and
 $91,446,235 at March 31, 2001 and 2000, Respectively)  72,111,240  88,820,651
Held To Maturity:  (Market Value of $2,334,809 and
 $2,634,400 at March 31, 2001 and 2000, Respectively)    2,293,922   2,710,103
                                                        ----------  ----------
Total Investment And Mortgage-Backed Securities         74,405,162  91,530,754
                                                        ----------  ----------
Loans Receivable, Net:
Held For Sale                                            2,245,951   1,295,676
Held For Investment:(Net of Allowance of $2,784,117 and
 $2,120,767 at March 31, 2001 and 2000, Respectively)  228,751,063 191,704,890
                                                        ----------  ----------
Total Loans Receivable, Net                            230,997,014 193,000,566
                                                        ----------  ----------
Accrued Interest Receivable:
Loans                                                    1,348,178     963,219
Mortgage-Backed Securities                                 179,977     204,003
Investments                                                572,074     761,428
Total Accrued Interest Receivable                        2,100,229   1,928,650
                                                        ----------  ----------
Premises And Equipment, Net                              5,262,957   4,284,693
Federal Home Loan Bank Stock, At Cost                    3,431,000   2,605,600
Real Estate Acquired In Settlement Of Loans                 93,657     332,000
Real Estate Held For Development And Sale                        0     535,878
Other Assets                                             1,735,495   3,167,115
                                                        ----------  ----------
Total Assets                                          $330,641,643$304,801,958
                                                       =========== ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposit Accounts                                      $257,410,417$228,823,331
Advances From Federal Home Loan Bank                    42,704,000  50,611,000
Other Borrowings                                         3,409,362   2,210,500
Advance Payments By Borrowers For Taxes And Insurance      382,478     373,660
Other Liabilities                                        3,235,022   3,024,766
                                                        ----------  ----------
Total Liabilities                                      307,141,279 285,043,257
                                                        ----------  ----------
Shareholders' Equity:
Serial Preferred Stock, $.01 Par Value; Authorized
 200,000 Shares; Issued And Outstanding, None                   --          --
Common Stock, $.01 Par Value; Authorized 5,000,000 Shares,
 Issued And Outstanding Shares, 1,669,901 at March 31, 2001;
 Authorized 5,000,000 Shares, Issued And Outstanding Shares,
 838,524 at March 31, 2000                                  16,842       8,421
Additional Paid-In Capital                               3,985,312   3,993,733
Indirect Guarantee Of Employee Stock Ownership
 Trust Debt                                               (415,000)   (186,803)
Accumulated Other Comprehensive Gain (Loss)                348,015  (1,629,150)
Retained Earnings, Substantially Restricted             19,565,195  17,572,500
                                                        ----------  ----------
Total Shareholders' Equity                              23,500,364  19,758,701
                                                        ----------  ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $330,641,643$304,801,958
                                                       =========== ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   SECURITY FEDERAL CORPORATION AND SUBSIDIARIESS

                         Consolidated Statements of Income

                                               For the Years Ended March 31,
                                               -----------------------------
                                                 2001        2000        1999
                                               --------    --------    --------
Interest Income:
Loans                                       $18,519,958 $14,204,384 $12,707,359
Mortgage-Backed Securities                    2,253,322   2,038,716     863,443
Investment Securities                         3,287,767   3,493,565   3,610,039
Other                                            91,782      68,696     130,669
                                               --------    --------    --------
Total Interest Income                        24,152,829  19,805,361  17,311,510
                                               --------    --------    --------
Interest Expense:
NOW And Money Market Accounts                 2,671,159   2,827,007   2,124,348
Passbook Accounts                               310,941     318,378     288,950
Certificate Accounts                          6,964,464   5,355,057   5,206,502
Advances And Other Borrowed Money             3,924,747   1,877,812   1,018,022
                                               --------    --------    --------
Total Interest Expense                       13,871,311  10,378,254   8,637,822
                                               --------    --------    --------
Net Interest Income                          10,281,518   9,427,107   8,673,688
Provision For Loan Losses                       925,000     750,000     600,000
                                               --------    --------    --------
Net Interest Income After Provision For
  Loan Losses                                 9,356,518   8,677,107   8,073,688
                                               --------    --------    --------
Other Income:
Gain On Sale Of Investment Securities                --       3,896          --
Gain On Sale Of Loans                           496,132     257,044     669,757
Gain On Sale Of Loan Servicing                  400,000          --          --
Loan Servicing Fees                             302,885     291,193     326,424
Service Fees On Deposit Accounts              1,064,030   1,106,007     873,716
Income From Real Estate Operations               46,741      71,117     109,007
Other                                           429,941     566,742     662,426
                                               --------    --------    --------
Total Other Income                            2,739,729   2,295,999   2,641,330
                                               --------    --------    --------
General And Administrative Expenses:
Compensation And Employee Benefits            4,798,804   4,196,630   4,096,201
Occupancy                                       692,023     522,392     492,863
Advertising                                     200,668     165,567     334,627
Depreciation And Maintenance Of Equipment     1,021,274     895,498     807,042
Amortization Of Intangibles                     465,240     465,240     465,240
FDIC Insurance Premiums                          45,949      78,743      79,326
Other                                         1,627,302   1,521,146   1,686,540
                                               --------    --------    --------
Total General And Administrative Expenses     8,851,260   7,845,216   7,961,839
                                               --------    --------    --------
Income Before Income Taxes                    3,244,987   3,127,890   2,753,179
Provision For Income Taxes                    1,117,553   1,106,677     947,430
Net Income                                   $2,127,434  $2,021,213  $1,805,749
                                              =========   =========   =========
Net Income Per Common Share (Basic)          $     1.27  $     1.20  $     1.07
                                              =========   =========   =========
Net Income Per Common Share (Diluted)        $     1.25  $     1.19  $     1.06
                                              =========   =========   =========
Cash Dividend Per Share On Common Stock      $      .08  $      .08  $      .07
                                              =========   =========   =========
Weighted Average Shares Outstanding (Basic)   1,672,694   1,680,644   1,684,240
                                              =========   =========   =========
Weighted Average Shares Outstanding (Diluted) 1,703,776   1,694,198   1,691,688
                                              =========   =========   =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   SECURITY FEDERAL CORPORATION AND SUBSIDIARIESS

                   Consolidated Statements of Shareholders' Equity

                  For the Years Ended March 31, 2001, 2000 and 1999


                                Additional Accumulated Other
                       Common    Paid-In   Comprehensive   Retained
                       Stock     Capital   Income(Loss)    Earnings      Total
                       ------    --------  -----------     --------     -------
Balance At March 31,
  1998                 $4,211  $3,997,943      $75,713  $13,998,174 $18,076,041
Net Income                 --          --           --    1,805,749   1,805,749
Other Comprehensive
 Income, Net Of Tax:
Unrealized Holding Gains
 On Securities Available
 For Sale                  --          --     (203,451)          --    (203,451)
Comprehensive Income       --          --           --           --   1,602,298
2-For-1 Stock Split     4,210      (4,210)          --           --          --
Cash Dividends             --          --           --     (117,897)   (117,897)
Balance At March 31,   ------    --------  -----------     --------     -------
 1999                  $8,421  $3,993,733    $(127,738) $15,686,026 $19,560,442
                       ======   =========  ===========   ==========  ==========




                                               Accumulated Other
                       Additional Indirect     Compre-
                 Common   Paid-In Guarantee    hensive      Retained
                 Stock    Capital of ESOP Debt Loss         Earnings     Total
                 -----    ------- ------------ --------     --------    -------
Balance At March
 31, 1999       $8,421 $3,993,733 $           $(127,738) $15,686,026 19,560,442
Net Income          --          -          --        --    2,021,213  2,021,213
Other Comprehensive
 Income, Net Of Tax:
Unrealized Holding Losses
 On Securities Available
 For Sale           --         --          --(1,498,841)         --  (1,498,841)
Reclassification Adjustment
 For Gains Included In
 Net Income         --         --          --    (2,571)         --      (2,571)
                                                                        -------
Comprehensive Income --        --          --        --          --     519,801
Increase in Indirect
 Guarantee of ESOP
 Debt               --         --    (186,803)       --          --    (186,803)
Cash Dividends      --         --          --        --    (134,739)   (134,739)
                 -----    ------- ------------ --------     --------    -------
Balance At March
 31, 2000       $8,421 $3,993,733   $(186,803)(1,629,150)17,572,500 $19,758,701
                 =====  =========    ========  ========= ==========  ==========

                                               Accumulated Other
                       Additional Indirect     Compre-
                 Common   Paid-In Guarantee    hensive      Retained
                 Stock    Capital of ESOP Debt Loss         Earnings     Total
                 -----    ------- ------------ ---------    --------    -------
Balance At March
 31, 2000       $8,421 $3,993,733  $(186,803) (1,629,150)$17,572,500$19,758,701
Net Income          --         --         --          --   2,127,434  2,127,434
Other Comprehensive
 Income, Net Of Tax:
Unrealized Holding Losses
 On Securities Available
 For Sale           --         --          -   1,977,165          --  1,977,165
                                                                      ---------
Comprehensive Income --         -         --          --          --  4,104,599
2-For-1 Stock
 Split           8,421     (8,421)        --          --          --         --
Increase in Indirect
 Guarantee of ESOP
 Debt               --         --   (228,197)         --          --   (228,197)
Cash Dividends      --         --         --          --    (134,739)  (134,739)
Balance At March -----    ------- ------------ ---------    --------    -------
 31, 2001      $16,842 $3,985,312  $(415,000)   $348,015 $19,565,195$23,500,364
                ======  =========    ========    =======  ========== ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      SECURITY FEDERAL CORPORATION AND SUBSIDIARIESS

                          Consolidated Statements of Cash Flows

                                                For the Years Ended March 31,
                                                -----------------------------
                                                 2001        2000        1999
                                               --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                   $2,127,434  $2,021,213  $1,805,749
Adjustments To Reconcile Net Income To Net
 Cash Provided By Operating Activities:
Depreciation                                    893,682     783,805     658,035
Amortization Of Intangibles                     465,240     465,240     465,240
Discount Accretion And Premium Amortization      25,750     144,460      16,741
Provisions For Losses On Loans And Real Estate  875,000     750,000     600,000
Gain On Sales Of Loans                         (496,132)   (257,044)   (669,757)
Gain On Sales Of Investment Securities               --      (3,896)         --
Gain On Sale Of Real Estate                     (88,134)    (60,834)   (252,559)
Amortization Of Deferred Fees On Loans         (148,692)     (3,859)   (198,055)
Loss On Disposition Of Premises And Equipment     6,008       6,538       9,479
Proceeds From Sale Of Loans Held For Sale    29,042,592  17,184,431  34,395,529
Origination Of Loans For Sale               (29,496,735)(16,618,763)(34,097,891)
(Increase) Decrease In Accrued Interest Receivable:
Loans                                          (384,959)   (306,066)     79,048
Mortgage-Backed Securities                       24,026     (57,264)   (111,045)
Investments                                     189,354      42,268     (42,291)
Increase In Advance Payments By Borrowers         8,818      99,593       7,939
Other, Net                                     (206,547)   (301,338)   (227,310)
                                               --------    --------    --------
Net Cash Provided By Operating Activities    $2,836,705  $3,888,484  $2,438,852
                                               --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase Of Mortgage-Backed Securities
 Available For Sale                         $(7,496,845)(17,409,175)(27,926,399)
Principal Repayments On Mortgage-Backed
 Securities Available For Sale                6,627,764   6,580,795   3,080,957
Principal Repayments On Mortgage-Backed
 Securities Held To Maturity                    416,356     750,408   1,155,200
Purchase Of Investment Securities Available
 For Sale                                    (1,975,000)(13,006,730)(41,481,782)
Maturities Of Investment Securities Available
 For Sale                                    22,689,718  11,985,716  38,532,104
Maturities Of Investment Securities Held
 To Maturity                                         --      71,115   3,541,227
Proceeds From Sales Of Investment Securities
 Available For Sale                                  --   2,503,985          --
Purchase Of FHLB Stock                         (825,400) (1,734,200)         --
Redemption Of FHLB Stock                             --     373,600     103,600
Increase In Loans Receivable                (38,154,684)(42,357,135)(14,963,098)
Investment In Real Estate Held For Development (463,361)   (689,318)   (425,675)
Proceeds From Sale Of Real Estate Held For
 Development                                  1,095,900     776,668     606,350
Proceeds From Sale Of Real Estate Acquired
 Through Foreclosure                            582,019      99,265     826,683
Purchase And Improvement Of Premises And
 Equipment                                   (1,877,954)   (888,372) (1,045,528)
Proceeds From Sale Of Premises and Equipment         --      12,110       7,000
                                               --------    --------    --------
Net Cash Used By Investing Activities      $(19,381,487)(52,931,268)(37,989,361)
                                               --------    --------    --------
                                                               (Continued)

                       SECURITY FEDERAL CORPORATION AND SUBSIDIARIESS

                                              For the Years Ended March 31,
                                              -----------------------------
                                               2001         2000         1999
                                             --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Increase In Deposit Accounts              $28,587,086  $12,290,648  $34,746,735
Proceeds From FHLB Advances                98,273,305  143,350,000   78,600,000
Repayment Of FHLB Advances               (106,180,305)(107,339,000) (76,126,000)
Proceeds From Other Borrowings, Net         1,198,862    1,341,328      740,337
Dividends To Shareholders                    (134,739)    (134,739)    (117,897)
                                             --------     --------     --------
Net Cash Provided By Financing Activities $21,744,209  $49,508,139  $37,843,175
                                             --------     --------     --------
Net Increase In Cash And Cash Equivalents   5,199,427      465,355    2,292,666
Cash And Cash Equivalents At Beginning Of
 Year                                       7,416,702    6,951,347    4,658,681
                                             --------     --------     --------
Cash And Cash Equivalents At End Of Year  $12,616,129   $7,416,702   $6,951,347
                                           ==========    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash Paid During The Period For:
 Interest                                 $13,596,058  $10,592,614   $8,657,187
                                           ==========    =========    =========
 Income Taxes                             $ 1,503,183  $ 1,216,350   $1,067,586
                                           ==========    =========    =========

Supplemental Schedule Of Non Cash Transactions:
 Additions To Real Estate Acquired Through
  Foreclosure, Net                        $   332,203  $   287,405   $  672,104
                                           ==========    =========    =========
 (Increase) Decrease In Unrealized Net
  Loss On Securities Available For Sale,
  Net Of Taxes                            $ 1,977,165  $(1,501,412)  $ (203,451)
                                           ==========    =========    =========

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

(a)     Basis of Consolidation and Nature of Operations
        -----------------------------------------------
              The accompanying consolidated financial statements include the accounts of Security Federal Corporation (the "Company") and its wholly owned subsidiary, Security Federal Bank (the "Bank") and the Bank's wholly owned subsidiary, Security Financial Services Corporation ("SFSC"). The Bank is primarily engaged in the business of accepting savings and demand deposits and originating mortgage loans and other loans to individuals and small businesses for various personal and commercial purposes. SFSC consists primarily of investment brokerage services. Also included in the consolidation is a real estate partnership. The real estate partnership sold its remaining property in fiscal 2001. Thus, at March 31, 2001, the real estate partnership was liquidated.

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

(j)     Loan Fees and Costs Associated with Originating Loans
        -----------------------------------------------------
              Loan fees received, net of direct incremental costs of originating loans, are deferred and amortized over the contractual life of the related loan. The net fees are recognized as yield adjustments by applying the interest method. Prepayments are not anticipated.

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

(n)     Earnings Per Share
        ------------------
              Net income per share is computed by dividing consolidated net income by the weighted average number of common shares outstanding during the period. The treasury stock method is used to compute the dilutive effect of stock options in the diluted weighted average number of common shares. All per share data has been restated to reflect the 2-for-1 stock splits issued during the years ended March 31, 2001 and March 31, 1999.

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

(p)     Recently Issued Accounting Standards
        ------------------------------------
              In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." All derivatives are to be measured at fair value and recognized in the balance sheet as assets and liabilities. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was issued in June 2000 and amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The two statements are to be adopted concurrently and are effective for fiscal years and quarters beginning after June 15, 2000. Adoption of SFAS No. 133 and SFAS No. 138 did not have a material impact on the presentation of the Company's financial results or financial position.

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

                  SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                    Notes To Consolidated Financial Statements

(2) INVESTMENT AND MORTGAGE-BACKED SECURITIES, AVAILABLE FOR SALE
    -------------------------------------------------------------
       The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

                                                March 31, 2001
                                -----------------------------------------------
                                              Gross       Gross
                                Amortized  Unrealized   Unrealized
                                  Cost        Gains       Losses     Fair value
                                ---------  ----------   ----------   ----------
GNMA Bond                      $1,975,022          --           --    1,975,022
FHLB Securities                26,102,565     167,703       17,345   26,252,923
Federal Farm Credit Securities  4,971,771      50,839           --    5,022,610
FHLMC Bonds                     2,052,253          --       13,368    2,038,885
Mortgage-Backed Securities     36,473,062     380,794       32,056   36,821,800
                              $71,574,673     599,336       62,769   72,111,240
                               ==========     =======       ======   ==========



                                                    March 31, 2000
                                -----------------------------------------------
                                              Gross       Gross
                                Amortized  Unrealized   Unrealized
                                  Cost        Gains       Losses     Fair value
                                ---------  ----------   ----------   ----------
U.S. Treasury Notes             $ 999,613  $    1,017   $       --   $1,000,630
FHLB Securities                42,776,873          --    1,292,682   41,484,191
Federal Farm Credit Securities  9,957,106          --      240,856    9,716,250
FHLMC Bond                      2,049,882          --       85,196    1,964,686
Mortgage-Backed Securities     35,662,761       1,293    1,009,160   34,654,894
                                ---------  ----------   ----------   ----------
                              $91,446,235  $    2,310   $2,627,894  $88,820,651
                               ==========     =======    =========   ==========


       The amortized cost and fair value of investment and mortgage-backed securities available for sale at March 31, 2001 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties.

                                      Amortized Cost          Fair value
                                    -------------------   -------------------
Less Than 1 Year                    $         3,000,240   $         3,018,300

1 - 5 Years                                  23,580,662            23,766,676
More Than 5 Years                             8,520,709             8,504,464
Mortgage-Backed Securities                   36,473,062            36,821,800
                                             ----------            ----------
                                    $        71,574,673   $        72,111,240
                                    ===================   ===================

       At March 31, 2001, investment and mortgage-backed securities available for sale of $12,850,000 were pledged as collateral for certain deposit accounts.

       The Bank received $2,504,000 in proceeds from sales of available for sale securities with approximately $3,900 recorded in gross gains and no gross losses in the year ending March 31, 2000. The Bank sold no securities in fiscal 2001 and fiscal 1999.

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                     Notes To Consolidated Financial Statements

(3)    INVESTMENT AND MORTGAGE-BACKED SECURITIES, HELD TO MATURITY
       -----------------------------------------------------------
       The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

                                                        March 31, 2001
                                -----------------------------------------------
                                              Gross       Gross
                                Amortized  Unrealized   Unrealized
                                  Cost        Gains       Losses     Fair value
                                ---------  ----------   ----------   ----------
FNMA Securities                $  265,707       1,733           --      267,440
Mortgage-Backed Securities      2,028,215      39,154           --    2,067,369
                                ---------  ----------   ----------   ----------
                               $2,293,922      40,887           --    2,334,809
                                =========  ==========   ==========   ==========

                                                     March 31, 2000
                                -----------------------------------------------
                                              Gross       Gross
                                Amortized  Unrealized   Unrealized
                                  Cost        Gains       Losses     Fair value
                                ---------  ----------   ----------   ----------
FNMA Securities                $  265,707  $    3,034   $       --   $  268,741
Mortgage-Backed Securities      2,444,396       2,966       81,703    2,365,659
                                ---------  ----------   ----------   ----------
                               $2,710,103  $    6,000   $   81,703   $2,634,400
                                =========  ==========   ==========   ==========

       The amortized cost and fair value of investment and mortgage-backed securities held to maturity at March 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities due to call features on certain investments.

                                      Amortized Cost          Fair value
                                    -------------------   -------------------

Less Than 1 Year                    $                --   $                --
1 - 5 Years                                          --                    --
                                                265,707               267,440
More Than 5 Years
Mortgage-Backed Securities                    2,028,215             2,067,369
                                    -------------------   -------------------
                                    $         2,293,922   $         2,334,809
                                    ===================   ===================


       At March 31, 2001, investment and mortgage-backed securities held to maturity of $2,233,000 were pledged as collateral for certain deposit accounts.

                     SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                      Notes To Consolidated Financial Statements

(4)    LOANS RECEIVABLE, NET
       ---------------------
       Loans Receivable, Net, at March 31 consisted of the following:

                                                  2001              2000
                                            ----------------  ----------------

Residential Real Estate Loans                  $ 121,536,566     $  98,151,348
Consumer Loans                                    46,277,098        41,719,221
Commercial Business And Real Estate Loans         74,520,017        62,062,134
Loans Held For Sale                                2,445,951         1,295,676
                                               -------------     -------------
                                               $ 244,779,632     $ 203,228,379
                                               -------------     -------------
Less:
  Allowance For Loan Losses                        2,784,117         2,120,767
  Loans In Process                                10,738,528         7,832,280
  Deferred Loan Fees                                 259,973           274,766
                                               -------------     -------------
                                                  13,782,618        10,227,813
                                               -------------     -------------
Total Loans Receivable, Net                    $ 230,997,014     $ 193,000,566
                                               =============     =============


       Changes in the allowance for loan losses for the years ended March 31 are summarized as follows:

                                                2001        2000        1999
                                              --------    --------    --------
Balance At Beginning Of Year               $ 2,120,767   1,715,068 $ 1,512,038
Provision For Loan Losses                      925,000     750,000     600,000
Charge Offs                                   (329,825)   (383,466)   (430,116)
Recoveries                                      68,175      39,165      33,146
                                              --------    --------    --------
Total Allowance For Loan Losses            $ 2,784,117   2,120,767 $ 1,715,068
                                             =========   =========   =========


       The following table sets forth the amount of the Company's non-accrual loans and the status of the related interest income at March 31.

                                                  2001              2000
                                             ---------------   ---------------
Non-Accrual Loans                                 $  183,000        $  890,000
Interest Income That Would Have Been              ==========        ==========
 Recognized Under Original Terms                  $   13,000        $   52,000
                                                  ==========        ==========

       Loans serviced for others at March 31, 2001, 2000 and 1999, were approximately $48.3 million, $54.1 million, and $64.0 million, respectively. On January 31, 2001, the Company sold the mortgage loan servicing for others to another bank. The gain on sale of servicing was $400,000. The Company sub-serviced for the buyer of the servicing, until the transfer date of April 15, 2001.

       At March 31, 2001 and 2000, impaired loans amounted to $789,000 and $897,000, respectively. Losses on impaired loans are accounted for in the allowance for loan loss. For the years ended March 31, 2001 and 2000, the average recorded investment in impaired loans was $740,000 and $1.2 million respectively.

                  SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

(5)        PREMISES AND EQUIPMENT, NET
           ---------------------------
       Premises and equipment, net, at March 31 are summarized as follows:

                                                 2001           2000
                                             ------------   ------------

  Land                                       $    496,163   $    496,163
  Buildings And Improvements                    5,170,080      4,247,498
  Furniture And Equipment                       4,642,542      4,129,698
                                             ------------   ------------
                                               10,308,785      8,873,359
  Less Accumulated Depreciation                (5,045,828)    (4,588,666)
                                             ------------   ------------
  Total Premises And Equipment, Net          $  5,262,957   $  4,284,693
                                             ============   ============

       Depreciation expense for the years ended March 31, 2001, 2000, and 1999 was approximately $894,000, $784,000, and $658,000, respectively.

       The Bank has entered into non-cancelable operating leases related to buildings and land. At March 31, 2001, future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows (by fiscal year):

  2002                                    $   188,094
  2003                                        182,671
  2004                                        178,514
  2005                                        177,293
  2006                                        173,067
  Thereafter                                1,284,981
                                          -----------
                                          $ 2,184,620
                                          ===========

       Total rental expense amounted to $150,000, $69,000, and $73,000 for the years ended March 31, 2001, 2000 and 1999, respectively. Five lease agreements with monthly expenses of $2,297, $2,113, $493, $407 and $700 have renewal options of 10, 10, 60, 5, and 20 years, respectively.

(6)        FHLB STOCK
           ----------
       By law, every federally insured savings institution is required to invest in FHLB stock. No ready market exists for this stock and it has no quoted fair value. However, because redemption of this stock has been at par, it is carried at cost.

       The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of: 1) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year; or, 2) 1/20th of its advances (borrowings) from the FHLB of Atlanta. The Bank is in compliance with this requirement with an investment in FHLB of Atlanta stock of $3,431,000 as of March 31, 2001.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes To Consolidated Financial Statements

(7)        REAL ESTATE OPERATIONS
           ----------------------
       The Company participated in a real estate joint venture near Aiken; Willow Woods. The Company owned 50% of the Willow Woods partnership as a joint venture. The joint venture has been consolidated into the Company's financial statements since the Company has voting control in the partnership. In the latter part of fiscal 2001, the Company liquidated the remaining assets of the Willow Woods partnership and therefore the Company had no investment in real estate held for development and sale at March 31, 2001. Income from real estate operations at March 31 is as follows:

                                                   2001       2000       1999
                                                 --------   --------   --------
Real Estate Held For Development And Sale:
Sales                                          $1,095,900    776,668   $606,350
Cost Of Sales                                   1,049,159    705,551    497,343
                                                ---------   --------   --------
Gross Profit                                       46,741     71,117    109,007
Recovery Of Previously Recognized Loss            (50,000)        --         --
Other Expenses, Net                                72,099     90,994     73,849
                                                ---------   --------   --------
Net Income (Loss)                               $  24,642    (19,877)  $ 35,158
                                                =========   ========   ========


       The allowance for estimated losses on real estate was $0 at March 31, 2001 and $50,000 at March 31, 2000 and 1999.

       Condensed combined financial information for the joint ventures at March 31 is as follows:

                                                     2001            2000
                                                 --------------  --------------
  Real Estate Held For Development, Net           $         --    $    585,878
  Other Assets                                              --          40,689
                                                 --------------  --------------
  Total Assets                                              --         626,567
  Liabilities (Principally A Loan Payable To The Company)   --         258,167

  Partners' Equity                                $         --    $    368,400
                                                 ==============  ==============

                  SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

(8)        DEPOSITS
           --------
       Deposits outstanding by type of account are summarized as follows:

                        At March 31, 2001                At March 31, 2000
                        -----------------                -----------------
                                       Interest                        Interest
                              Weighted Rate                   Weighted  Rate
                       Amount    Rate  Range           Amount    Rate   Range
                       ------ -------- --------        ------ --------  -------
Checking Accounts  $61,453,344  0.86%  0.00-4.89%  $58,304,679  0.89% 0.00-1.09%
Money Market Accts. 49,855,497  4.66%  2.20-5.13%   51,636,465  4.60% 2.20-5.13%
Passbook Accounts   12,911,410  2.44%  0.00-2.50%   13,203,395  2.50% 0.00-3.00%
                   -----------  -----  ---------   -----------  ----- ---------
Total             $124,220,251  2.55%  0.00-5.13% $123,144,539  2.62% 0.00-5.13%
                   -----------  -----  ---------   -----------  ----- ---------
Certificate Accounts:
0.00 - 4.99%       $10,021,153                     $15,575,152
5.00 - 6.99%       112,040,419                      90,103,640
7.00 - 8.99%        11,128,594                              --
                   -----------                     -----------
Total             $133,190,166  6.15%  4.17-7.26% $105,678,792  5.41% 4.12-6.97%
                   -----------  -----  ---------  -----------   ----- ---------
Total Deposits    $257,410,417  4.41%  0.00-7.26% $228,823,331  3.90% 0.00-6.97%
                  ============  =====  ========== ============  ===== =========


       The aggregate amount of short-term certificates of deposit with a minimum denomination of $100,000 was $35,720,000 and $19,127,000 at March 31, 2001 and
2000, respectively. The amounts and scheduled maturities of certificates of deposit at March 31 are as follows:

                                                       March 31,
                                            --------------------------------
                                                 2001             2000
                                            ---------------  ---------------

  Within 1 Year                              $  115,491,473   $   79,879,440
  After 1 Year, Within 2                         15,122,512       20,389,061
  After 2 Years, Within 3                         1,931,789        4,251,310
  After 3 Years, Within 4                           254,103          951,273
  After 4 Years, Within 5                           390,289          207,708
  Thereafter                                             --
                                            ---------------  ---------------
                                             $  133,190,166   $  105,678,792
                                            ===============  ===============

(9)        ADVANCES FROM FEDERAL HOME LOAN BANK (FHLB)
           -------------------------------------------
       Advances from the FHLB at March 31 are summarized by year of maturity and weighted average interest rate below:

                              2001                           2000
                      -------------------------     -------------------------
Year Ending March 31   Amount     Weighted Rate      Amount     Weighted Rate
                      --------    -------------     --------    -------------
2001                   $    --          --       $35,431,000        5.88%
2002                 9,560,000        5.63%        5,000,000        5.71%
2003                 5,000,000        6.40%        5,000,000        6.36%
2004                        --          --                --          --
2005                10,144,000        6.16%        5,180,000        6.60%
Thereafter          18,000,000        5.98%               --          --
                      --------    -------------     --------    -------------
                   $42,704,000        5.99%       $50,611,000       5.99%
                   ===========    =============   ===========   =============

       These advances are secured by a blanket collateral agreement with the FHLB pledging the Bank's portfolio of residential first mortgage loans. Advances are subject to prepayment penalties.

       At March 31, 2001, the Bank had $39.8 million in an unused line of credit at the FHLB.

                      SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                       Notes To Consolidated Financial Statements

10)       INCOME TAXES
          ------------
       Income tax expense is comprised of the following:

                                       For the Years Ended March 31,
                              -----------------------------------------------
                                2001               2000                1999
                              --------           --------            --------
Current:
 Federal                    $1,323,058          1,409,595           $ 997,347
 State                          46,000                 --
                             ---------          ---------           ---------
Total Current Tax Expense    1,396,056          1,409,595             997,347
                             ---------          ---------           ---------
Deferred:
 Federal                     (251,505)          (302,918)            (49,917)
 State                             --                 --                  --
                             ---------          ---------           ---------
Total Deferred Tax Expense   (251,505)          (302,918)            (49,917)
                             ---------          ---------           ---------
Total Income Tax Expense   $1,117,553          1,106,677            $ 947,430
                            =========          =========            =========


       The Company's income taxes differ from those computed at the statutory Federal income tax rate, as follows:

                                         For the Years Ended March 31,
                                     ---------------------------------------
                                       2001           2000            1999
                                     --------        -------        --------
Tax At Statutory Income Tax Rate   $1,103,296      1,063,483       $ 936,081
Other                                  14,257         43,194          11,349
                                     --------        -------        --------
Total Income Tax Expense           $1,117,553      1,106,677       $ 947,430
                                   ==========      =========       =========


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

                                                            At March 31,
                                                  -----------------------------
                                                        2001            2000
                                                  -------------   -------------
Deferred Tax Assets:
 Provision For Loan Losses                         $    885,628    $    660,089
 Goodwill Tax Basis Over Financial Statement Basis      433,198         363,152
 Net Fees Deferred For Financial Reporting               52,771          58,887
 Unrealized Loss On Securities Available For Sale            --         996,434
 Other Real Estate Basis For Tax Purposes Over
  Financial Statement Basis                                   -          17,000
   Other                                                 25,479          85,499
                                                  -------------   -------------
  Total Gross Deferred Tax Assets                     1,397,076       2,181,061
                                                  -------------   -------------
Deferred Tax Liabilities:
 Unrealized Gain on Securities Available For Sale       212,933              --
 FHLB Stock Basis Over Tax Basis                        113,362         113,362
 Depreciation                                           112,032         151,088
Total Gross Deferred Tax Liability                      438,327         264,450
                                                  -------------   -------------
Net Deferred Tax Asset                            $     958,749      $1,916,611
                                                  =============   =============

       The balance of the change in the net deferred tax asset results from the current period deferred tax expense of $251,505. The net deferred tax asset is included in other assets in the accompanying consolidated balance sheets.

       No valuation allowance for deferred tax assets was required at March 31, 2001 and 2000. The realization of net deferred tax assets may be based on utilization of carrybacks to prior taxable periods, anticipation of future taxable income in certain periods, and the utilization of tax planning strategies. Management has determined that the net deferred tax asset can be supported based upon these criteria.

             SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

              Notes To Consolidated Financial Statements

(10)       INCOME TAXES, CONTINUED
           -----------------------
       Retained earnings at March 31, 2001 include tax bad debt reserves of approximately $2.2 million for which no provision for federal income tax has been made. If in the future these amounts are used for any purpose other than to absorb bad debt losses including dividends, stock redemptions, or distributions in liquidation or the Company ceases to be qualified as a bank, then these amounts may be subject to federal income tax at the then prevailing corporate tax rate.

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

       As of March 31, 2001 and 2000, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank had to maintain total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage ratios at 10%, 6%, and 5%, respectively. There are no conditions or events that Management believes have changed the Bank's classification.

       The Bank's regulatory capital amounts and ratios are as follows as of the dates indicated:

                                                          To Be Well Capitalized
                                                               Under Prompt
                                                      For      Corrective Action
                                    Actual      Capital Adequacy  Provisions
                                 -------------   -------------   -------------
                                 Amount  Ratio   Amount  Ratio   Amount  Ratio
                                 ------  -----   ------  -----   ------  -----
                                             (Dollars in Thousands)
MARCH 31, 2001
Tier 1 Risk-Based Core Capital
 (To Risk Weighted Assets)      $22,956  11.1%    8,267   4.0%   12,400   6.0%
Total Risk-Based Capital
 (To Risk Weighted Assets)      $25,311  12.2%   16,533   8.0%   20,667  10.0%
Tier 1 Leverage (Core) Capital
 (To Adjusted Tangible Assets)  $22,956   6.9%   13,219   4.0%   16,523   5.0%
Tangible Capital
 (To Tangible Assets)           $22,486   6.8%    6,600   2.0%   16,500   5.0%

MARCH 31, 2000
Tier 1 Risk-Based Core Capital
 (To Risk Weighted Assets)      $20,486  11.3%   $7,227   4.0%  $10,840   6.0%
Total Risk-Based Capital
 (To Risk Weighted Assets)      $22,504  12.5%  $14,453   8.0%  $18,066  10.0%
Tier 1 Leverage (Core) Capital
 (To Adjusted Tangible Assets)  $20,486   6.7%  $12,216   4.0%  $15,270   5.0%
Tangible Capital
 (To Tangible Assets)           $19,927   6.5%  $ 6,097   2.0%  $15,242   5.0%




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

                   SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                    Notes To Consolidated Financial Statements

(12)   EMPLOYEE BENEFIT PLANS
       ----------------------
       The Company is participating in a multiple employer defined contribution employee benefit plan covering substantially all employees with one or more years of service. The Company matches a portion of the employees' contributions and has a discretionary profit sharing provision. The total employer contributions were $143,000, $130,000, and $120,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

       The Company has an Employee Stock Ownership Plan (ESOP) for the exclusive benefit of employee participants. The discretionary contributions for the years ended March 31, 2001, 2000 and 1999 were $67,000, $57,000, and $61,000, respectively. The ESOP from time to time borrows funds from financial institutions to purchase the Company's stock. The balance of the loan was $415,000 and $187,000 at March 31, 2001 and 2000, respectively. The Company carries the debt as a liability and a reduction in equity, although the Company neither endorses nor guarantees the loan. The loan is repaid by Company contributions to the trustee, who in turn makes the loan payment to the financial institution.

       Certain officers of the Company participate in an incentive stock option plan. Options are granted at exercise prices not less than the fair value of the Company's common stock on the date of the grant. There were no shares granted in fiscal 1998 or fiscal 1999. Of the outstanding options at March 31, 2001, there were 67,000 shares of options granted during fiscal 2000. 63,000 shares were granted at an option price of $25 per share and 4,000 shares were granted at an option price of $27.50 per share. An additional 4,000 shares of options at $27.50 per share were granted during fiscal 2001. During fiscal 2001, 1,500 option shares at an option price of $25 per share were forfeited. At March 31, 2001, the Company had the following options outstanding:

      Grant     Outstanding   Option    Earliest Date   Expiration
      Date      Options       Price     Exercisable     Date
    ---------   -----------   ------    -------------   ----------
     1/07/97      11,556      $ 8.00    1/1/02 to       12/31/02 to
                                         1/1/06          12/31/06

    10/19/99      63,000      $25.00    10/1/04 to       9/30/05 to
                                         10/01/08         9/30/09

    10/19/99       4,000     $ 27.50    10/01/03         9/30/04

     4/18/00       2,000     $ 27.50    4/1/05 to        3/31/06 to
                                         4/1/09           3/31/10

    11/21/00       2,000      $27.50    12/1/05 to       11/30/06 to
                                         12/1/09           11/30/10

       The above options vest over ten years with the first vesting earned after five years and 20% vesting earned evenly in years six through ten except for the 4,000 shares granted on 10/19/99 which fully vest on 10/1/03. All options which vest must be exercised within one year of vesting.

       There were 9,000 options available for granting at March 31, 2001.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes To Consolidated Financial Statements

(12)       EMPLOYEE BENEFIT PLANS, CONTINUED
           ---------------------------------
       The Company has elected the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in fiscal 1997, consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share amounts as of March 31 would have been reduced to the pro forma amounts indicated below.

                                         2001          2000          1999
                                    ------------   -----------   -----------
  Net Income, As Reported         $    2,127,434     2,021,213 $   1,805,749
  Net Income, Pro Forma           $    2,070,652     2,005,458 $   1,802,583
  Net Income Per Common Share
   (Basic), As Reported           $         1.27          2.41 $        2.14
  Net Income Per Common Share
   (Basic), Pro Forma             $         1.24          2.39 $        2.14
   Net Income Per Common Share
   (Diluted), As Reported         $         1.25          2.39 $        2.13
  Net Income Per Common Share
   (Diluted), Pro Forma           $         1.22          2.37 $        2.13


       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants: Dividend yield of $.08 per share for options granted during the years ended 2001 and 2000 and $.055 for shares granted during the year ended 1997, expected volatility of 30% for options granted in 2001 and 2000 and 20% for options granted in1997, risk-free interest rate of 5.9%, and expected lives of 6-10 years.

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

       Financial instruments where the contract amount represents the Bank's credit risk include commitments under pre-approved but unused lines of credit of $25.4 million and $22.0 million and letters of credit of $132,000 and $78,000 at March 31, 2001 and 2000, respectively.

       These loan and letter of credit commitments are subject to the same credit policies and reviews as loans on the balance sheet. Collateral, both the amount and nature, is obtained based upon Management's assessment of the credit risk. Since many of the extensions of credit are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. In addition to these loan commitments noted above, the Bank had unused credit card loan commitments of $2.0 million and $1.5 million at March 31, 2001 and 2000, respectively. Outstanding commitments on mortgage loans not yet closed amounted to $422,000 at March 31, 2001. Such commitments, which are funded subject to certain limitations, extend over varying periods of time with the majority being funded within 90 days. At March 31, 2001, the Bank had outstanding commitments to sell approximately $2.2 million of loans.

(14)   RELATED PARTY TRANSACTIONS
       --------------------------
       At March 31, 2001, the total aggregate indebtedness to the Bank by executive officers and directors of the Bank, whose individual indebtedness exceeded $60,000 at any time over the period since April 1, 1999, was $460,000. There were $32,000 in additional loans to executive officers whose individual indebtedness exceeded $60,000 during fiscal 2001. Repayments on these loans totaled approximately $95,000. Loans to all employees, officers, and directors of the Company, in the aggregate constituted approximately 5.90% of the total shareholders' equity of the Company at March 31, 2001.

       The Company rents office space from a company in which a director and an officer of the Company and the Bank have an ownership interest. The Bank incurred expenses of $28,000, $27,000, and $27,000 for rent for the years ended March 31, 2001, 2000 and 1999, respectively. Management is of the opinion that the transactions with respect to office rent are made on terms that are comparable to those which would be made with unaffiliated persons.

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

                      Condensed Balance Sheet Data

                                                      At March 31,
                                           ----------------------------------
                                                 2001              2000
                                           ----------------   ---------------
Assets:
 Cash                                            $  421,979        $  151,400
 Investment In Security Federal Bank             23,484,072        19,414,475
 Investment In Real Estate Partnership                   --           159,204
 Income Tax Receivable From Bank                     31,356            53,086
 Other Assets                                            --           180,983
                                           ----------------   ---------------
Total Assets                                   $ 23,937,407      $ 19,959,148
                                           ================   ===============

Liability And Shareholders' Equity:
 Accounts Payable                              $    437,043      $    200,447
 Shareholders' Equity                            23,500,364        19,758,701
                                           ----------------   ---------------
Total Liabilities And Shareholders' Equity     $ 23,937,407      $ 19,959,148
                                            ================   ===============

                    Condensed Statements of Income Data

                                                For the Years Ended March 31,
                                        ---------------------------------------
                                            2001          2000          1999
                                        -----------   -----------   -----------
Income:
Equity In Earnings Of Security
  Federal Bank                           $2,092,433     2,036,062    $1,789,267
Equity In (Loss) Earnings Of Real
  Estate Partnership                        (12,678)       12,380        17,581
Miscellaneous Income                         30,382        21,599        21,052
                                        -----------   -----------   -----------
                                         $2,110,137     2,070,041    $1,827,900
Expenses:
Recovery Of Previously Recognized Loss      (50,000)            -            --
Other Expenses                               32,703        48,828        22,151
                                        -----------   -----------   -----------
                                           (17,297)        48,828        22,151
                                        -----------   -----------   -----------
Net Income                              $ 2,127,434     2,021,213   $ 1,805,749
                                        ===========   ===========   ===========

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                     Notes To Consolidated Financial Statements

(15) SECURITY FEDERAL CORPORATION CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY), CONTINUED
       -------------------------------------------------------------------
                        Condensed Statements of Cash Flow Data

                                                For the Years Ended March 31,
                                        ---------------------------------------
                                            2001          2000          1999
                                        -----------   -----------   -----------
Operating Activities:
Net Income                               $2,127,434    $2,021,213    $1,805,749
Adjustments To Reconcile Net Income To
 Net Cash Provided By (Used In)
 Operating Activities:
 Equity In Earnings Of Security Federal
  Bank                                   (2,092,433)   (2,036,062)   (1,789,267)
 Equity In Earnings (Loss) Of Real
  Estate Partnership                         12,678       (12,380)      (17,581)
 Recovery of Previously Recognized Loss     (50,000)           --            --
 (Increase) Decrease In Income Taxes
  Receivable And Other Assets               202,704         25,899      (99,570)
 Increase (Decrease) In Accounts Payable    236,606        195,202        2,028
 Net Cash Provided By (Used In)       -------------  ------------- ------------
  Operating Activities                    $ 436,989      $ 193,872     $(98,641)
                                      -------------  ------------- ------------
Investing Activities:
 Return Of Capital From Real Estate
  Partnerships                              196,526         40,000       70,438
 Purchase of Stock by ESOP                 (228,197)      (186,803)          --
 Net Cash Provided By (Used In)       -------------  -------------  -----------
  Investing Activities                    $ (31,671)      (146,803)    $ 70,438
                                      -------------  -------------  -----------
Financing Activities:
Dividends Paid                            $(134,739)     $(134,739)   $(117,897)
                                      -------------  -------------  -----------
Net Increase (Decrease) In Cash             270,579       (87,670)     (146,100)
Cash At Beginning Of Year                   151,400        239,070      385,170
                                      -------------  -------------  -----------
Cash At End Of Year                       $ 421,979     $  151,400    $ 239,070
                                      =============  =============  ===========


(16)       CARRYING AMOUNTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
           --------------------------------------------------------
       The carrying amounts and fair value of financial instruments are summarized below:

                                                       At March 31,
                                          -------------------------------------
                                                2001               2000
                                              --------           --------
                                        Carrying  Estimated Carrying Estimated
                                          Amount  Fair Value Amount  Fair Value
                                          -------  --------  -------- ---------
                                                    (In Thousands)
Financial Assets:
Cash And Cash Equivalents                $12,616    12,616    $ 7,417   $ 7,417
Investment And Mortgage-Back Securities  $74,405    74,446    $91,531   $91,455
Loans Receivable, Net                   $230,997   232,005   $193,001  $191,051
Federal Home Loan Bank Stock             $ 3,431     3,431    $ 2,606   $ 2,606

Financial Liabilities:
Deposits:
 Checking, Savings, and Money Market
  Accounts                              $124,220   124,220   $123,144  $122,821
 Certificate Accounts                   $133,190   134,693   $105,679  $105,069
Advances From Federal Home Loan Bank    $ 42,704    43,313   $ 50,611  $ 50,108
Other Borrowed Money                     $ 3,409     3,409   $  2,211  $  2,201

                     SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                      Notes To Consolidated Financial Statements

(16)   CARRYING AMOUNTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED
       -------------------------------------------------------------------
       At March 31, 2001, the Bank had $27.7 million of off-balance sheet financial commitments. These commitments are to originate loans and unused consumer lines of credit and credit card lines. Since these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

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

       Fair value methods and assumptions are as follows:

Cash and due from banks, interest-bearing deposit in the FHLB, certificate of deposit in another bank and FHLB stock - the carrying value is a reasonable estimate of the fair value.

Investment securities, and mortgage-backed securities - fair value is based on available quoted market prices or quoted market prices for similar securities if a quoted market price is not available.

Loans - fair value for fixed and adjustable rate loans is estimated based upon discounted future cash flows using discount rates comparable to rates currently offered for such loans.

Deposits - the fair value of time deposits is estimated using rates currently offered for deposits of similar remaining maturities. The fair value of all other deposit account types is the amount payable on demand at year-end.

FHLB advances and note payables - fair value is estimated based on the current rates offered for debt with the same remaining maturities.

Commitments to extend credit and standby letter of credit -variable rate credit commitments are subject to minimal interest risk exposure since the rates periodically (generally one year or less) adjust to market. Fixed rate loan commitments do not represent significant interest rate risk exposure as these loans are typically sold.

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                              SHAREHOLDERS INFORMATION

ANNUAL MEETING
The annual meeting of shareholders will be held at 2:00 p.m., Tuesday, July 17, 2001 at the University of South Carolina - Aiken, Business and Educational Building, Room 116, 471 University Parkway, Aiken, SC.

STOCK LISTING
The Company's stock is traded over the counter and trades infrequently.

PRICE RANGE OF COMMON STOCK
The table below shows the range of high and low bid prices as reported by the Robinson-Humphrey Company, Inc., located in Aiken, SC. These prices represent actual transactions and do not include retail markups, markdowns or commissions. The Robinson-Humphrey Company creates a market for the stock.

     Quarter Ending             High             Low
     -------------------   --------------   --------------
       06-30-99            $     25.00      $     22.50
       09-30-99            $     25.75      $     25.00
       12-31-99            $     30.00      $     25.00
       03-31-00            $     30.00      $     30.00
       06-30-00            $     30.00      $     22.50
       09-30-00            $     27.50      $     27.50
       12-31-00            $     27.56      $     27.50
       03-31-01            $     30.00      $     28.00

As of March 31, 2001, the Company had approximately 274 shareholders and 1,669,901 outstanding shares of common stock.

DIVIDENDS

The first quarterly dividend on the stock was paid to shareholders on March 15, 1991. Dividends will be paid upon the determination of the Board of Directors that such payment is consistent with the long-term interest of the Company. The factors affecting this determination include the Company's current and projected earnings, operating results, financial condition, regulatory restrictions, future growth plans and other relevant factors. The Company declared and paid dividends of $0.02 per share, on a split-adjusted-basis, for each of the four quarters of the fiscal years ended March 31, 2001 and 2000. There was a 2-for-1 stock split in the fiscal years ended March 31, 2001 and 1999.

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

                  SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                              SHAREHOLDERS INFORMATION

ANNUAL AND OTHER REPORTS
The Company is required to file an annual report on Form 10-K for its fiscal year ended March 31, 2001 with the Securities and Exchange Commission. Copies of Form 10-K, Security Federal Corporation's annual report, and the Company's quarterly reports may be obtained from any of the following companies listed below. Additionally, shareholder and/or general inquiries may be addressed to Mrs. Ruth Vance of Security Federal Corporation.

GENERAL INQUIRIES:                       TRANSFER AGENT:
------------------                       ---------------
Mrs. Ruth Vance                          Security Federal Corporation
Security Federal Corporation             1705 Whiskey Road, S
1705 Whiskey Road, S                     P.O. Box 810
P.O. Box 810                             Aiken, SC  29802-0810
Aiken, SC 29802-0810
Phone: 803-641-3000

SPECIAL COUNSEL:                         INDEPENDENT AUDITORS:
----------------                         ---------------------
Breyer & Associates, PC                  Elliott Davis , LLP
Suite 700 East                           225 Chesterfield Street, N.W.
1100 New York Ave., NW                   P.O. Box 930
Washington, DC  20005                    Aiken, SC  29802-0930

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

BOARD OF DIRECTORS*
-------------------------------------------------------------------------------
T. Clifton Weeks       Senator Thomas L. Moore       Harry O. Weeks, Jr.
Chairman               President, Boiler Efficiency, Business Development
Security Federal        Inc.                          Executive
 Corporation           Clearwater, SC                Hutson-Etherredge Companies
Aiken, SC                                            Aiken, SC

Dr. Robert E. Alexander Timothy W. Simmons          DIRECTORS EMERITI:
Chancellor              President/Chief Executive   Walter E. Brooker, Sr.
University of South      Officer                    President, Brooker's Inc.
 Carolina at Aiken     Security Federal Corporation Denmark, SC
Aiken, SC               Aiken, SC

William Clyburn                  G. L. Toole, III    Robert E. Johnson
Advisor for Community Alliances  Attorney-At-Law     Corporate Secretary
Westinghouse Savannah River Co.  Aiken, SC           Attorney-At-Law (Retired)
Aiken, SC                                            Aiken, SC


DENMARK ADVISORY BOARD**
-------------------------------------------------------------------------------
Walter E. Brooker, Sr.    David Crum          Jim Harrison    Claude E. McCain
President                 Attorney-At-Law     Owner           President
Brookers's Inc.           Crum, Crum and Crum Jim Harrison    H.C. McCain
Denmark, SC               Denmark, SC          Art Gallery    Insurance Agency
                                              Denmark, SC     Denmark, SC
Rev. Isaiah Odom
Owner
Odom's Auto Sure Auto Parts
Denmark, SC



NORTH AUGUSTA ADVISORY BOARD**
-------------------------------------------------------------------------------
Richard Borden      Rev. G.L. Brightharp   Helen Butler     Sen.Thomas L. Moore
Owner               Owner                  Retired Banker   President
Borden Pest Control G.L. Brightharp & Sons North Augusta,SC Boiler Efficiency,
North Augusta, SC    Mortuary North          Inc.           Clearwater, SC

John Potter
Director of Finance
City of North Augusta
North Augusta, SC


WAGENER ADVISORY BOARD**
-------------------------------------------------------------------------------
M. Judson Busbee      Chad Ingram            Mary Lybrand    Richard H. Sumpter
Owner                 Vice President         Retired Banker  Retired Educator
Busbee Hardware       New World Enterprises  Wagener, SC     Wagener, SC
Wagener, SC           Wagener, SC


MIDLAND VALLEY ADVISORY BOARD**
-------------------------------------------------------------------------------
Charles Hilton             Rev. Nathaniel Irvin, Sr    Gloria Bush-Johnson
General Manager            Pastor                      Consultant
Breezy Hill Water &        Old Storm Branch            Aiken, SC
 Sewer                      Baptist Churce
Graniteville, SC           Clearwater, SC

Sen. Thomas L. Moore       Rev. Dennis Phillips
President                  Pastor
Boiler Efficiency, Inc.    Christian Heritage Church
Clearwater, SC             Graniteville, SC

Glenda K. Napier           Carlton Shealy
Co-Owner                   Owner
Napier Funeral Home        C. Shealy Realty Builders & Developers
Graniteville, SC           North Augusta, SC


WEST COLUMBIA ADVISORY BOARD**
-------------------------------------------------------------------------------
Eleanor Powell Clark       Dr. G. Tripp Jones          L. Ed Kirkland
Owner/Operator             Physician                   Owner/Agent
B & E Enterprises Inc.     South Carolina Oncology     L. Ed Kirkland & Co.,
Dba McDonald's              Associates                  LLC
Columbia, SC               West Columbia, SC           Columbia, SC


Donald T. Martin           L. Todd Sease
Controller, CPA            Partner
Nexsen, Pruet, Jacobs &    Jumper,,Carter, Sease,
 Pollard, LLP               Architects, PA
Columbia, SC               Columbia, SC

Jan Hook-Stamps            Sen. Nikki Setzler
Owner                      Senior Partner
Southern Anesthesia &      Setzler & Scott, P.A.
 Surgical Co.              West Columbia, SC
West Columbia, SC


* Serves as Members of the Board for: Security Federal Corporation, Security Federal Bank, and Security Financial Services Corporation
**   Serves as Members of the Board for: Security Federal Bank

                   SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

SECURITY FEDERAL BANK MANAGEMENT TEAM:
-------------------------------------------------------------------------------

T. Clifton Weeks    ....................  Chairman
Timothy W. Simmons  ....................  President and Chief Executive Officer
G.L. Toole, III     ....................  Vice President
Robert E. Johnson   ....................  Corporate Secretary

Roy G. Lindburg     ....................  Treasurer and Chief Financial Officer
Harley Henkes       ....................  Internal Auditor and
                                           Compliance/Security Officer
Thomas Clark        ....................  Senior Vice President -
                                           Commercial/Consumer Lending
Floyd Blackmon      ....................  Senior Vice President -Operations
Frank Thomas        ....................  Senior Vice President -Mortgage Loans
Stephen P. Nivens   ....................  Regional President - West Columbia
Sandy Bartlett      ....................  Vice President - Human Resources
Kathryn Carr        ....................  Vice President - Special Assets
Carol McCleskey     ....................  Vice President and Branch Coordinator
Gabriele Dukes      ....................  Vice President - Financial Counseling
Rodney Ingle        ....................  Vice President - Business
                                           Development/Commercial Loans
Jack R. Bowles     ....................   Vice President - Business
                                           Development/Commercial Loans
Greg Warfield      ....................   Vice President - Mortgage Loan
                                           Originator
Deborah Vermillion ....................   Vice President - Single-Family
                                           Mortgage Lending
Ruth Vance         ....................   Assistant Secretary and Assistant
                                           Vice President
Margaret Hurt      ....................   Assistant Treasurer - Accounting
Joseph Taylor      ....................   Assistant Vice President -
                                           Information Services
Patricia Moseley   ....................   Assistant Vice President - Loan and
                                           Credit Card Servicing
Ann Johnson        ....................   Assistant Vice President - Purchasing
                                           and Equipment Maintenance
Dana Hall          ....................   Assistant Vice President - Business
                                           Development/Commercial Loans
Lee Hutto          ....................   Assistant Vice President - Business
                                           Development/Commercial Loans
Todd Lucas         ....................   Assistant Vice President - Business
                                           Development/Commercial Loans
Elsie Dicks        ....................   Assistant Vice President -Call Center
                                           Manager
Laura Conway       ....................   Manager - Operations
Al McKay           ....................   Executive Vice President - Security
                                           Financial Services Corp.
Sherry Stone       ....................   Vice President - Security
                                           Financial Services Corp.

SECURITY FEDERAL BANK BRANCHES:
-------------------------------------------------------------------------------
Whiskey Road       ....................   Jason Redd, Manager
North Augusta      ....................   Pat Weber, Manager
Denmark            ....................   Cynthia Towne, Manager
Laurens Street     ....................   Vicky Moseley, Assistant Vice
                                           President/Manager
Richland Avenue    ....................   Kevin Price, Manager
Wal-Mart           ....................   Faye Anderson, Manager
Graniteville       ....................   Kathy Williamson, Assistant Vice
                                           President/Manager
Langley            ....................   Pat Guglieri, Assistant Vice
                                           President/Manager
Clearwater         ....................   Gail Dotson, Assistant Vice
                                           President/Manager
Wagener            ....................   Sharon Swift, Manager
West Columbia      ....................   Mary Clark, Assistant Vice
                                           President/Manager

                                   EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT

                                                   State of       Percentage
Parent                 Subsidiary                  Incorporation  of Ownership
------                 ----------                  -------------  ------------
Security Federal       Security Federal Bank       United States     100%
 Corporation

Security Federal Bank  Security Financial Services South Carolina    100%
                        Corporation

                                   EXHIBIT 23

                          CONSENT OF ELLIOTT DAVIS, LLP

                          INDEPENDENT AUDITORS' CONSENT
                          -----------------------------

Board of Directors
Security Federal Corporation:

      We consent to incorporation by reference in the Registration Statement No. 33-80008 on Form S-8 of our report dated April 27, 2001, relating to the consolidated balance sheet of Security Federal Corporation and subsidiary as of March 31, 2001 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended, which report appears in the March 31, 2001 annual report on Form 10-K.


/s/Elliott Davis, LLP
---------------------
Elliott Davis, LLP


Greenville, South Carolina
June 25, 2001