Form 10-Q
period 2001-06-30
SECURITY FEDERAL CORPORATION
filed 2001-08-08
CIK 818677

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                               FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


          CLASS:              OUTSTANDING SHARES AT:       $0.01 PAR VALUE:
         ------------------  --------------------------   ------------------
          Common Stock            June 30, 2001                1,671,459

                                     INDEX
                 Security Federal Corporation and Subsidiaries


------------------------------------------------------------------------------
PART I.   FINANCIAL INFORMATION (UNAUDITED)                              PAGE
                                                                          NO.

Item 1.   Financial Statements (Unaudited):

            Consolidated Balance Sheets                                    1

            Consolidated Statements of Income                              2

            Consolidated Statement of Shareholders' Equity                 3

            Consolidated Statements of Cash Flows                          4

          Notes to Consolidated Financial Statements                       6

Item 2.   Management's Discussion and Analysis  Results of Operations
           and Financial Condition                                        10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      13

------------------------------------------------------------------------------
PART II.   OTHER INFORMATION

           Other Information                                              14

           Signatures                                                     15
------------------------------------------------------------------------------





                              SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

                                       I

                 Security Federal Corporation and Subsidiaries

Part I.  Financial Information
Item 1.  Financial Statements (Unaudited)

                          Consolidated Balance Sheets

                                               June 30, 2001    March 31, 2001
                                             ----------------  ---------------
Assets:                                         (Unaudited)       (Audited)
  Cash and Cash Equivalents                  $     9,130,196   $   12,616,129
  Investment And Mortgage-Backed Securities:
   Available For Sale: (Amortized cost of
                        $78,991,846 at
                        June 30, 2001 and
                        $71,574,673 at
                        March 31, 2001)           79,496,536       72,111,240

   Held To Maturity: (Fair value of $2,052,721
                      at June 30, 2001 and
                      $2,334,809 at
                      March 31, 2001)        $     2,019,032   $    2,293,922
                                             ----------------  ---------------

  Total Investment And Mortgage-Backed
   Securities                                     81,515,568       74,405,162
                                             ----------------  ---------------
  Loans Receivable Net:
   Held For Sale                                   2,233,461        2,245,951
   Held For Investment: (Net of allowance of
                         $2,839,694 at
                         June 30, 2001 and
                         $2,784,117 at
                         March 31, 2001)         235,146,487      228,751,063
                                             ----------------  ---------------
Total Loans Receivable, Net                  $   237,379,948   $  230,997,014

                                             ----------------  ---------------
  Accrued Interest Receivable:
   Loans                                           1,338,465        1,348,178
   Mortgage-Backed Securities                        286,946          179,977
   Investments                                       344,294          572,074
  Premises And Equipment, Net                      5,160,961        5,262,957
  Federal Home Loan Bank Stock, At Cost            2,669,300        3,431,000
  Real Estate Acquired In Settlement Of Loans        148,157          130,157
  Real Estate Held For Development And Sale                -                -
  Other Assets                                     1,926,279        1,698,995
                                             ----------------  ---------------
Total Assets                                 $   339,900,114   $  330,641,643
                                             ================  ===============

Liabilities And Shareholders' Equity
Liabilities:
  Deposit Accounts                           $   273,301,121   $  257,410,417
  Advances From Federal Home Loan Bank            35,626,000       42,704,000
  Other Borrowed Money                             3,703,053        3,409,362
  Advance Payments By Borrowers For Taxes
   and Insurance                                     474,871          382,478
  Other Liabilities                                2,769,336        3,235,022
                                             ----------------  ---------------
Total Liabilities                            $   315,874,381   $  307,141,279
                                             ----------------  ---------------

Shareholders' Equity:
  Serial Preferred Stock, $.01 Par Value;
   Authorized Shares   200,000; Issued
   And Outstanding Shares - None
  Common Stock, $.01 Par Value; Authorized
   Shares - 5,000,000; Issued And
   Outstanding Shares - 1,671,459 At June 30,
   2001 And 1,669,901 At March 31, 2001      $        16,842   $       16,842

  Additional Paid-In Capital                       3,985,312        3,985,312
  Indirect Guarantee of Employee Stock
   Ownership Trust Debt                             (358,297)        (415,000)
  Accumulated Other Comprehensive Gain               313,109          348,015
  Retained Earnings, Substantially Restricted     20,068,767       19,565,195
                                             ----------------  ---------------
Total Shareholders' Equity                   $    24,025,733   $   23,500,364
                                             ----------------  ---------------
Total Liabilities And Shareholders' Equity   $   339,900,114   $  330,641,643
                                             ================  ===============

See accompanying notes to consolidated financial statements.

                Security Federal Corporation and Subsidiaries

                Consolidated Statements of Income (Unaudited)

                                              Three Months Ended June 30,
                                         ------------------------------------
                                              2001                  2000
                                         ----------------     ---------------
Interest Income:
  Loans                                 $      4,957,519     $      4,160,332
  Mortgage-Backed Securities                     670,151              585,060
  Investment Securities                          501,474              869,159
  Other                                           55,830               17,302
                                         ----------------     ---------------
Total Interest Income                   $      6,184,974     $      5,631,853
                                         ----------------     ---------------

Interest Expense:
  NOW And Money Market Accounts                  710,365              673,646
  Passbook Accounts                               78,085               81,827
  Certificate Accounts                         2,057,175            1,499,327
  Advances And Other Borrowed Money              560,934              876,913
                                         ----------------     ---------------
Total Interest Expense                  $      3,406,559     $      3,131,713
                                         ----------------     ---------------

Net Interest Income                            2,778,415            2,500,140
  Provision For Loan Losses                      175,000              175,000
                                         ----------------     ---------------
  Net Interest Income After Provision
   For Loan Losses                      $      2,603,415     $      2,325,140
                                         ----------------     ---------------
Other Income:
  Gain On Sale Of Loans                          294,553               50,917
  Loan Servicing Fees                             57,557               67,675
  Service Fees On Deposit Accounts               297,462              260,170
  Income From Real Estate Operations                   -               31,659
  Other                                          172,144              178,339
                                         ----------------     ---------------
Total Other Income                      $        821,716     $        588,760
                                         ----------------     ---------------

General And Administrative Expenses:
  Salaries And Employee Benefits               1,483,138            1,134,780
  Occupancy                                      190,143              133,930
  Advertising                                     31,392               60,057
  Depreciation And Maintenance Of
   Equipment                                     278,283              242,040
  FDIC Insurance Premiums                         11,111               11,520
  Amortization Of Intangibles                    116,310              116,310
  Other                                          458,345              405,807
                                         ----------------     ---------------
Total General And Administrative
 Expenses                               $      2,568,722     $      2,104,444
                                         ----------------     ---------------

  Income Before Income Taxes                     856,409              809,456
  Provision For Income Taxes                     319,151              300,450
                                         ----------------     ---------------
Net Income                              $        537,258     $        509,006
                                         ================     ===============

Basic Net Income Per Common Share       $           0.32     $           0.30
                                         ================     ===============
Diluted Net Income Per Common Share     $           0.32     $           0.30
                                         ================     ===============
Cash Dividend Per Share On Common Stock $           0.02     $           0.02
                                         ================     ===============
Basic Weighted Average Shares
 Outstanding                                   1,670,175            1,676,494
                                         ================     ===============
Diluted Weighted Average Shares
 Outstanding                                   1,703,675            1,693,672
                                         ================     ===============

See accompanying notes to consolidated financial statements.

                                Security Federal Corporation and Subsidiaries

                          Consolidated Statements of Shareholders' Equity (Unaudited)

                                                                     Accumulated
                                        Additional    Indirect         Other
                               Common     Paid-In    Guarantee of   Comprehensive    Retained
                                Stock     Capital     ESOP Debt     Income (Loss)    Earnings      Total
                             ---------- ------------ ------------- ---------------- -----------  -----------
Beginning Balance At
March 31, 2000              $    8,421 $  3,993,733 $    (186,803)   (1,629,150)  $ 17,572,500  $19,758,701
Net Income                           -            -             -             -        509,006      509,006
Other Comprehensive
  Income, Net Of Tax:
  Unrealized Holding
   Losses On Securities
   Available For Sale                -            -             -        (2,266)             -       (2,266)
                                                                                                 -----------
  Comprehensive Income                                                                              506,740
Increase In Indirect
  Guarantee Of ESOP
  Debt                                                    (59,577)                                  (59,577)

Cash Dividends                       -            -                            -       (33,684)     (33,684)
                             ---------- ------------ ------------- ---------------- -----------  -----------
Balance At
June 30, 2000               $    8,421 $  3,993,733 $    (246,380)$   (1,631,416)  $18,047,822  $20,172,180
                             ========== ============ ============= ================ ===========  ===========
Beginning Balance At
March 31, 2001              $   16,842 $  3,985,312 $    (415,000)       348,015   $19,565,195  $23,500,364
Net Income                           -            -             -              -       537,258      537,258
Other Comprehensive
Income, Net Of Tax:
  Unrealized Holding
   Losses On Securities
   Available For Sale                -            -             -        (34,906)            -      (34,906)
                                                                                                 -----------
  Comprehensive Income                                                                              502,352
Decrease in Indirect
  Guarantee of ESOP
  Debt                                                     56,703                                    56,703
Cash Dividends                       -            -             -              -       (33,686)     (33,686)
                             ---------- ------------ ------------- ---------------- -----------  -----------
Balance at
June 30, 2001               $   16,842 $  3,985,312 $    (358,297)       313,109   $20,068,767  $24,025,733
                             ========== ============ ============= ================ ===========  ===========

                                                         3


See accompanying notes to consolidated financial statements.


                Security Federal Corporation and Subsidiaries
              Consolidated Statements of Cash Flows (Unaudited)

                                              Three Months Ended June 30,
                                         -------------------------------------
                                               2001                  2000
                                         ----------------     ----------------
Cash Flows From Operating Activities:
Net Income                              $       537,258      $        509,006
Adjustments To Reconcile Net Income To
 Net Cash Provided By Operating
 Activities:
  Depreciation Expense                  $       248,177      $        211,436
  Amortization Of Intangibles                   116,310               116,310
  Discount Accretion And Premium
   Amortization                                (100,193)                9,227
  Provisions For Losses On Loans And
   Real Estate                                  175,000               175,000
  Gain On Sale Of Loans                        (294,553)              (50,917)
  Gain On Sale Of Real Estate                         -               (43,477)
  Amortization Of Deferred Fees On Loans        (45,705)              (31,038)
  Proceeds From Sale Of Loans Held
   For Sale                                  17,267,184             2,834,675
  Origination Of Loans For Sale             (16,960,141)           (2,305,573)
  (Increase) Decrease In Accrued
   Interest Receivable:
    Loans                                         9,713               (45,885)
    Mortgage-Backed Securities                 (106,969)               (5,694)
    Investments                                 227,780               121,854
  Increase In Advance Payments By
   Borrowers                                     92,393               138,481
  (Gain) Loss On Disposition Of Premises
   And Equipment                                 (1,367)                  195
  Other, Net                                   (755,606)               52,327
                                         ----------------     ----------------
Net Cash Provided By Operating
 Activities                             $       409,281      $      1,685,927
                                         ----------------     ----------------

Cash Flows From Investing Activities:
  Principal Repayments On Mortgage-Backed
   Securities Held To Maturity          $       274,986      $         54,492
  Principal Repayments On Mortgage-Backed
   Securities Available For Sale              3,871,582             1,483,937
  Purchase Of Investment Securities
   Available For Sale                        (8,073,750)                    -
  Purchase Of Mortgage-Backed Securities
   Available For Sale                       (21,075,981)             (943,380)
  Proceeds From Sale of Mortgage Backed
   Securities Available For Sale                599,735                     0
  Maturities Of Investment Securities
   Available For Sale                        17,361,338             2,038,860
  Maturities Of Investment Securities
   Held To Maturity                                   -                     -
  Purchase Of FHLB Stock                              0              (414,100)
  Redemption Of FHLB Stock                      761,700                     -
  Increase In Loans To Customers             (6,553,719)          (11,016,731)
  Investment In Real Estate Held
   For Development                                    0              (152,714)
  Proceeds From Sale Of Real Estate
   Held For Development                               0               306,850
  Proceeds From Sale Of Repossessed Assets       11,000                74,222
  Purchase And Improvement Of Premises
   And Equipment                               (144,814)             (352,842)
  Proceeds From Sale Of Premises And
   Equipment                                          -                     -
                                         ----------------     ----------------
Net Cash Used By Investing Activities   $   (12,967,923)     $     (8,921,406)
                                         ----------------     ----------------


Cash Flows From Financing Activities:

  Increase In Deposit Accounts          $    15,890,704      $      1,132,377
  Proceeds From FHLB Advances                11,700,000            30,800,000
  Repayment Of FHLB Advances                (18,778,000)          (21,018,000)
  Proceeds Of Other Borrowings                  293,691               223,017
  Repayment Of Other Borrowings                       -                     -
  Dividends To Shareholders                     (33,686)              (33,685)
                                         ----------------     ----------------
Net Cash Provided By Financing
 Activities                             $     9,072,709      $     11,103,709
                                         ----------------     ----------------
                                                                   (Continued)

               Security Federal Corporation and Subsidiaries

             Consolidated Statements of Cash Flows (Unaudited)



                                              Three Months Ended June 30,
                                         -------------------------------------
                                               2001                  2000
                                         ----------------     ----------------

Net Increase (Decrease) In Cash And
 Cash Equivalents                       $     (3,485,933)    $      3,868,230
Cash And Cash Equivalents At Beginning
 Of Period                                    12,616,129            7,416,702
                                         ----------------     ----------------
Cash And Cash Equivalents At End
 Of Period                              $      9,130,196     $     11,284,932
                                         ================     ================
Supplemental Disclosure Of Cash Flows
 Information:
Cash Paid During The Period For
 Interest                               $      3,574,251     $      3,239,696
Cash Paid During The Period For
 Income Taxes                           $        554,623     $        135,000
Additions To Repossessed Assets         $         29,000     $        301,203
Decrease In Unrealized Net Gain On
 Securities Available For Sale,
 Net Of Taxes                           $         34,906     $          2,266

See accompanying notes to consolidated financial statements.

               Security Federal Corporation and Subsidiaries

           Notes to Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions from Form 10-Q and generally accepted accounting principles; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of Management, reflect all adjustments, all of which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial statements. The results of operations for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year. This Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, and business. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, changes in interest rates, changes in the regulatory environment, changes in general economic conditions and inflation, and changes in the securities market. Management cautions readers of this Form 10-Q not to place undue reliance on forward- looking statements contained herein.

2.   Basis of Consolidation and Nature of Operations

The accompanying unaudited consolidated financial statements include the accounts of Security Federal Corporation (the "Company") and its wholly owned subsidiary, Security Federal Bank (the "Bank"), and the Bank's wholly owned subsidiary, Security Financial Services Corporation ("SFSC"). The Bank is primarily engaged in the business of accepting savings and demand deposits and originating mortgage loans and other loans to individuals and small businesses for various personal and commercial purposes. SFSC consists primarily of investment brokerage services. Also included in the consolidation is a real estate partnership, Willow Woods. Willow Woods sold its remaining property in fiscal 2001. Thus, at March 31, 2001, the real estate partnership was liquidated.

3.   Loans Receivable, Net

Loans Receivable, Net, at June 30, 2001 and March 31, 2001 consisted of the following:

Loans held for sale were $2,233,461 and $2,245,951 at June 30, 2001 and March 31, 2001, respectively.

Loans Held For Investment:                  June 30, 2001     March 31, 2001
                                         ------------------  -----------------
  Residential Real Estate               $      120,428,068  $     121,536,566
  Consumer                                      47,521,638         46,277,098
  Commercial Business And Real Estate           81,547,343         74,520,017
                                         ------------------  -----------------
                                        $      249,497,049  $     242,333,681
                                         ------------------  -----------------

Less:
  Allowance For Possible Loan Loss               2,839,694          2,784,117
  Loans In Process                              11,276,859         10,738,528
  Deferred Loan Fees                               234,009            259,973
                                         ------------------  -----------------
                                        $       14,350,562  $      13,782,618
                                         ------------------  -----------------
                                        $      235,146,487  $     228,551,063
                                         ==================  =================


The following is a reconciliation of the allowance for loan losses for the three months ending:

                                            June 30, 2001      June 30, 2000
                                         ------------------  -----------------
Beginning Balance                       $        2,784,117  $       2,120,767
Provision                                          175,000            175,000
Charge-offs                                       (171,557)          (110,332)
Recoveries                                          52,134              5,478
                                         ------------------  -----------------
Ending Balance                          $        2,839,694  $       2,190,913
                                         ==================  =================

                 Security Federal Corporation and Subsidiaries

       Notes to Consolidated Financial Statements (Unaudited), Continued

4.   Securities

Investment and Mortgage-Backed Securities, Held to Maturity
-----------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

                                           Gross         Gross
June 30, 2001               Amortized    Unrealized    Unrealized
-------------
                              Cost         Gains         Losses    Fair Value
                            ---------    ----------    ----------  -----------
U.S. Government and
 Agency Obligations        $  265,707   $     3,305   $         - $   269,012
Mortgage-Backed Securities  1,753,325        30,384             -   1,783,709
                            ---------    ----------    ----------  -----------
Total                      $2,019,032   $    33,689   $         - $ 2,052,721
                            =========    ==========    ==========  ===========

March 31, 2001
--------------

U.S. Government and
 Agency Obligations        $  265,707   $     1,733   $         - $   267,440
Mortgage-Backed Securities  2,028,215        39,154             -   2,067,369
                            ---------    ----------    ----------  -----------
Total                      $2,293,922   $    40,887   $         - $ 2,334,809
                            =========    ==========    ==========  ===========


Investment And Mortgage-Backed Securities, Available For Sale
-------------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

                                           Gross         Gross
June 30, 2001               Amortized    Unrealized    Unrealized
-------------
                              Cost         Gains         Losses    Fair Value
                            ----------   ----------    ----------  -----------
U.S. Government and
 Agency Obligations        $25,845,480  $   182,048   $    34,348 $25,993,180
Mortgage-Backed Securities  53,146,366      429,933        72,943  53,503,356
                            ----------   ----------    ----------  -----------
Total                      $78,991,846  $   611,981   $   107,291 $79,496,536
                            =========    ==========    ==========  ===========

March 31, 2001
--------------

U.S. Government and
 Agency Obligations        $35,101,611  $   218,542   $    30,713 $35,289,440
Mortgage-Backed Securities  36,473,062      380,794        32,056  36,821,800
                            ----------   ----------    ----------  -----------
Total                      $71,574,673  $   599,336   $    62,769 $72,111,240
                            =========    ==========    ==========  ===========

              Security Federal Corporation and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited), Continued

5.   Deposits

A summary of deposit accounts by type with weighted average rates is as follows:

                                            June 30, 2001      March 31, 2001
                                      -------------------  -------------------
                                         Balance    Rate     Balance     Rate
Demand Accounts:                      -------------------  -------------------
  Checking                           $ 62,356,239   0.82% $ 61,453,344   0.86%
  Money Market                         54,551,336   3.90%   49,855,497   4.66%
  Regular Savings                      12,763,812   2.44%   12,911,410   2.44%
                                      ------------         ------------
Total Demand Accounts                $129,671,387   2.28% $124,220,251   2.55%
                                      ============         ============

Certificate Accounts:
  0 - 4.99%                          $ 30,900,438         $ 10,021,153
  5.00 - 6.99%                        102,317,124          112,040,419
  7.00   8.99%                         10,412,172           11,128,594
                                      ------------         ------------
Total Certificate Accounts           $143,629,734   5.84% $133,190,166   6.15%
                                      ============         ============
Total Deposit Accounts               $273,301,121   4.15% $257,410,417   4.41%
                                      ============         ============

6.   Federal Home Loan Bank Advances

FHLB Advances are summarized by year of maturity and weighted average interest rate in the table below:


                                            June 30, 2001      March 31, 2001
                                      -------------------  -------------------
                                         Balance    Rate     Balance     Rate
Fiscal Year Due:                      -------------------  -------------------
2002                                 $  2,500,000   4.16% $  9,560,000   5.63%
2003                                    5,000,000   6.40%    5,000,000   6.40%
2004                                            -      -             -      -
2005                                   10,126,000   6.15%   10,144,000   6.16%
Thereafter                             18,000,000   5.98%   18,000,000   5.98%
                                      ------------         ------------
Total Advances                       $ 35,626,000   5.96% $ 42,704,000   5.99%
                                      ============         ============

7.   Regulatory Matters

The following table reconciles the Bank's shareholders' equity to its various regulatory capital positions:

                                          June 30, 2001      March 31, 2001
                                        -----------------  -------------------
                                               (Dollars in Thousands)
                                        --------------------------------------
Bank's Shareholders' Equity            $         23,986   $            23,484
Unrealized Gain On Available For Sale
 Of Securities, Net Of Tax                         (313)                 (348)
Reduction For Goodwill And Other
 Intangibles                                       (534)                 (650)
                                        -----------------  -------------------
  Tangible Capital                               23,139                22,486
Qualifying Core Deposits And Intangible
 Assets                                             451                   470
                                        -----------------  -------------------
  Core Capital                                   23,590                22,956
Supplementary Capital                             2,601                 2,582
Assets Required To Be Deducted                     (223)                 (227)
                                        =================  ===================
  Risk-Based Capital                   $         25,968   $            25,311
                                        =================  ===================

The following table compares the Bank's capital levels relative to the applicable regulatory requirements at June 30, 2001:

                                  (Dollars in Thousands)
            ------------------------------------------------------------------
            Amt. Required % Required Actual Amt. Actual % Excess Amt. Excess %
            ------------------------------------------------------------------
Tangible
 Capital       $  6,782      2.0%       23,139     6.82%  $  16,357    4.82%
Tier 1 Leverage
 (Core) Capital  13,583      4.0%       23,590     6.95%     10,007    2.95%
Total Risk-Based
 Capital         16,648      8.0%       25,968    12.48%      9,320    4.48%
Tier 1 Risk-Based
 (Core) Capital   8,324      4.0%       23,590    11.34%     15,266    7.34%

               Security Federal Corporation and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited), Continued

7.   Regulatory Matters, Continued

The Company's regulatory capital amounts and ratios at June 30, 2001 are as follows:

                                                        To Be Well Capitalized
                                                              Under Prompt
(Dollars in Thousands)               For Capital Adequacy   Corrective Action
                         Actual            Purposes             Provisions
                      --------------------------------------------------------
                      Amount  Ratio   Amount     Ratio       Amount    Ratio
                      --------------------------------------------------------
Tier I Risk-Based
 Core Capital        $23,590  11.3%   $ 8,324     4.0%      $12,486    6.0%
Risk-Based Capital
 (To Risk Weighted
  Assets)             25,968  12.5%    16,648     8.0%       20,810   10.0%
Core Capital (To
 Adjusted Tangible
  Assets)             23,590   6.9%    13,583     4.0%       16,978    5.0%
Tangible Capital
 (To Tangible Assets) 23,139   6.8%     6,782     2.0%       16,956    5.0%


8.   Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market.

This standard specifies computation and presentation requirements for both basic EPS and, for entities with complex capital structures, diluted EPS. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of options outstanding under the Company's stock option plan is reflected in diluted earnings per share by application of the treasury stock method.

RECONCILIATION OF THE NUMERATOR AND DENOMINATORS OF THE BASIC AND DILUTED EPS
COMPUTATIONS:


                                           For the Quarter Ended
                       -------------------------------------------------------
                                               June 30, 2001
                       -------------------------------------------------------
                       Income (Numerator)    Shares (Denominator)   Per Share
                             Amount         ----------------------  ----------
                       ------------------
Basic EPS                       $537,258                1,670,175       $0.32
Effect of Diluted Securities:
  Stock Options                        -                   19,475
  ESOP                                 -                   14,025
                       ------------------   ----------------------  ----------

Diluted EPS                     $537,258                1,703,675       $0.32


                                           For the Quarter Ended
                       -------------------------------------------------------
                                               June 30, 2000
                       -------------------------------------------------------
                       Income (Numerator)    Shares (Denominator)   Per Share
                             Amount         ----------------------  ----------
                       ------------------
Basic EPS                       $509,006                1,676,494       $0.30
Effect of Diluted Securities:
  Stock Options                        -                    7,836
  ESOP                                 -                    9,342
                       ------------------   ----------------------  ----------
Diluted EPS                     $509,006                1,693,672       $0.30

               Security Federal Corporation and Subsidiaries

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Changes in Financial Condition

Total assets of the Company increased $9.3 million or 2.8% during the three months ended June 30, 2001, due primarily to increases of $6.4 million or 2.8% in total net loans receivable, and an increase of $7.1 million in total investment securities, offset in part by a $3.5 million decrease in cash and cash equivalents.

Residential real estate loans, net of loans in process, decreased $1.7 million or 1.5% during the period while other loans increased $8.3 million or 6.8%.

Repossessed assets increased $18,000 to $148,000 during the three months ended June 30, 2001.

Non-accrual loans totaled $1.0 million at June 30, 2001 compared to $183,000 at March 31, 2001. The Bank classifies all loans as non-accrual when they become 90 days or more delinquent. The Bank had four loans totaling $556,000 at June 30, 2001 that were troubled debt restructurings compared to $587,000 at March 31, 2001. One loan, a $6,000 automobile loan that is a troubled debt restructuring, was more than 90 days delinquent and is non-accrual. The other three loans, a $4,000 unsecured consumer loan, a $58,000 commercial loan secured by two single-family rental properties, and a $487,000 commercial loan secured by commercial real estate were current as of June 30, 2001. All troubled debt restructurings are also considered impaired. At June 30, 2001, the Bank held $690,000 in impaired loans compared to $ 789,000 at March 31, 2001.

Deposits increased $15.9 million or 6.2% during the three months ended June 30, 2001. Federal Home Loan Bank (FHLB) advances decreased $7.1 million or 16.6% due to the increase in deposits.

The Board of Directors declared the 42nd consecutive quarterly dividend of $.02 per share per quarter in May 2001, which totaled $34,000. The employee stock ownership plan of the Company paid $57,000 in principal on the employee stock ownership plan loan during the three-month period. Unrealized net gains on securities available for sale decreased $35,000 during the three months ended June 30, 2001. The Company's net income for the three months was $537,000. These items combined to increase shareholders' equity by $525,000 or 2.2% during the three months ended June 30, 2001. Book value per share was $14.37 at June 30, 2001 compared to $14.07 at March 31, 2001.

Liquidity and Capital Resources

In accordance with Office of Thrift Supervision (OTS) regulations, the Company is required to maintain a liquidity ratio at specified levels that are subject to change. Currently, a minimum of 4.0% of the combined total of deposits and certain borrowings must be maintained in the form of cash or eligible investments. The Company's average liquidity during the three months ended June 30, 2001 was approximately 22%. The Company's current liquidity level is deemed adequate to meet the requirements of normal operations, potential deposit outflows, and loan demand while still allowing for optimal investment of funds and return on assets.

Loan repayments and maturities of investments are a significant source of funds, whereas loan disbursements are a primary use of the Company's funds. During the three months ended June 30, 2001, loan disbursements exceeded loan repayments resulting in a $6.4 million or 2.8% increase in total net loans receivable.

Deposits and other borrowings are also an important source of funds for the Company. During the three months ended June 30, 2001, deposits increased $15.9 million while FHLB advances decreased $7.1 million. At June 30, 2001, the Bank had $126.5 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a major portion of these certificates will be renewed.

Liquidity resources at June 30, 2001 are sufficient to meet outstanding mortgage loan commitments of $105,000 and unused lines of credit of $28.1 million. Management believes that the Company's liquidity needs will continue to be supported by the Company's deposit base and borrowing capacity during the next year.

                Security Federal Corporation and Subsidiaries

         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition

Accounting and Reporting Changes

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 133, "Accounting for Derivative Instrument and Hedging Activities." All derivatives are to be measured at fair value and recognized in the balance sheet as assets or liabilities. SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was issued in June 2000 and amends the accounting and reporting of SFAS No. 133 for certain derivative instruments and certain hedging activities. The two statements are to be adopted concurrently and are effective for fiscal years and quarters beginning after June 15, 2000. Adoption of SFAS No. 133 and SFAS No. 138 did not have a material impact on the presentation of the Company's financial results or financial position.

In July 2001, FASB issued SFAS No. 141 "Business Combinations," and SFAS No. 142 "Goodwill and Other Intangible Assets." These standards will be adopted in fiscal 2002. The Company is currently evaluating the impact that these standards will have on its financial statements.

On July 2, 2001, The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SFAB) No. 102 "Selected Loan Loss Allowance Methodology and Documentation Issues." SAB No. 102 expresses the SEC's views on development, documentation, and application of a systematic methodology for determining allowance for loan and lease losses in accordance with Generally Accepted Accounting Principles. The Company believes that it is currently in compliance with the requirements of SAB No.102.

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

                Security Federal Corporation and Subsidiaries

         Management's Discussion and Analysis of Results of Operations
                          and Financial Condition

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001
--------------------------------------------------------------

Net Income

Net income was $537,000 for the three months ended June 30, 2001, representing an increase in earnings of $28,000 or 5.5% compared to the same period in 2000.

Net Interest Income

Net interest income increased $278,000 or 11.1% during the three months ended June 30, 2001 due to an increase in total interest income offset in part by an increase in interest expense.

Interest income on loans increased $797,000 or 19.2% during the quarter as a result of total net loans significantly increasing in the portfolio. Investment, mortgage-backed, and other securities interest income decreased $244,000 or 16.6% due to a decrease in the average balance in the investment portfolio and a 14 basis points decrease in the average yield in the portfolio. Total interest income rose $553,000 or 9.8% compared to the same period in 2000.

Total interest expense increased $275,000 or 8.8% during the three months ended June 30, 2001 compared to the same period a year ago. Interest expense on deposits increased $591,000 or 26.2% during the period as deposits grew compared to the average balance in 2000 and the cost of deposits increased approximately 37 basis points. Interest expense on advances and other borrowings decreased $316,000 as the average amount of debt outstanding decreased during the 2001 period compared to 2000 and as the average cost of the borrowings decreased approximately 25 basis points in the 2001 period.

Provision for Loan Losses

The Company's provision for loan losses was $175,000 during the three months ended June 30, 2001 and June 30, 2000. The amount of the provision is determined by Management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $1.0 million at June 30, 2001 compared to $183,000 at March 31, 2001. The ratio of allowance for loan losses to the Company's total loans was 1.19% at June 30, 2001 compared to 1.19% at March 31, 2001.

Other Income

Total other income increased $233,000 or 39.6% during the three months ended June 30, 2001 compared to the same period a year ago. Gain on sale of loans increased $244,000 to $295,000 during the period due to an increase in mortgage loan originations and better management of the selling process. Loan servicing fees decreased $10,000 while service fees on deposit accounts increased $37,000. The Company sold its remaining lots in its real estate development partnership in March 2001. Therefore, there was no income from real estate operations in the 2001 quarter, while during the 2000 quarter, income from real estate operations was $32,000. The Company has no plans to
further invest in real estate for development at this time.   Other
miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions through SFSC, and other miscellaneous fees decreased $6,000 or 3.5% during the three months ended June 30, 2001.

General and Administrative Expenses

General and administrative expenses increased $464,000 or 22.1% during the three months ended June 30, 2001 compared to the same period in 2000.
Salaries and employee benefits expense grew $348,000 or 30.7% due to the opening and staffing of a new full-service branch office in West Columbia, South Carolina, normal annual salary increases, and an increase in business development officers. Occupancy expense increased $56,000 or 42.0% during the period due to the opening of the new branch. Advertising expense decreased $29,000 while the depreciation and maintenance of equipment expense increased $36,000 during the quarterly period. FDIC insurance premiums remained stable at $11,000 during both periods while the amortization of intangible expense was $116,000 during the three months ended June 30, 2001 and June 30, 2000. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, increased $53,000 or 13.0% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

               Security Federal Corporation and Subsidiaries

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk inherent in its lending, investment, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks such as credit quality and liquidity risk in the normal course of business, management considers interest rate risk to be its most significant market risk that could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks such as foreign currency exchange rate risk and commodity price risk do not arise in the normal course of the Company's business activities.

The Company's profitability is affected by fluctuations in the market interest rate. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase or decrease in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using a test that measures the impact on net interest income and net portfolio value of an immediate change in interest rates in 100 basis point increments and by measuring the Banks' interest sensitivity gap ("Gap"). Net Portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts. Gap is the amount of interest sensitive assets repricing or maturing over the next twelve months compared to the amount of interest sensitive liabilities maturing or repricing in the same time period. Recent net portfolio value reports furnished by the Office of Thrift Supervision indicate that the Bank's interest sensitivity has improved in recent quarters over the past year. The Bank has rated favorably compared to Thrift peers concerning interest rate sensitivity.

For the three month period ended June 30, 2001, the Banks interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 3.15%. As of the year ended March 31, 2001, the interest rate spread was 3.11%. The Company's management believes that the interest rate spread has improved slightly as market interest rates have decreased and liabilities have matured or repriced. The Bank's interest bearing liabilities are currently repricing or maturing at a slightly faster rate than their interest earning assets, and are repricing at lower interest rates, thereby improving the Bank's interest rate spread modestly.

                 Security Federal Corporation and Subsidiaries

Part II.  Other Information

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

*** Filed on June 28, 1993, as an exhibit to the Company's Annual Report on Form 10-KSB pursuant to Section 12(g) of the Securities Exchange Act of 1934. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

**** Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1993 pursuant to Section 12(g) of the Securities Exchange Act of 1934. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

               Security Federal Corporation and Subsidiaries

                               Signatures


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.



                                            SECURITY FEDERAL CORPORATION



Date: August 8, 2001                   By: /s/ Roy G. Lindburg
      --------------                        -------------------
                                           Roy G. Lindburg
                                           Treasurer/Chief Financial Officer
                                           Duly Authorized Representative