Form 10-Q
period 2001-09-30
SECURITY FEDERAL CORPORATION
filed 2001-11-06
CIK 818677

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549
                                FORM 10 - Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                             YES    3       NO
                                  -----        -----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            CLASS:       OUTSTANDING SHARES AT:      $0.01 PAR VALUE:
         ------------    ----------------------      ----------------
         Common Stock      September 30, 2001           1,671,459

                                INDEX
==============================================================================
PART I.  FINANCIAL INFORMATION (UNAUDITED)                            PAGE NO.

Item 1.   Financial Statements (Unaudited):

            Consolidated Balance Sheets                                    1

            Consolidated Statements of Income                              2

            Consolidated Statement of Shareholders' Equity                 4

            Consolidated Statements of Cash Flows                          5

            Notes to Consolidated Financial Statements                     7

Item 2.   Management's Discussion and Analysis  Results of Operations
           and Financial Condition                                        12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      17

==============================================================================
PART II.   OTHER INFORMATION

           Other Information                                              18

           Signatures                                                     19
==============================================================================

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

Part I.  Financial Information
Item 1.  Financial Statements (Unaudited)

             Security Federal Corporation and Subsidiaries

                      Consolidated Balance Sheets

                                          September 30, 2001   March 31, 2001
                                            -------------       -------------
Assets:                                       (Unaudited)         (Audited)
 Cash And Cash Equivalents                  $   6,967,516       $  12,616,129
 Investment And Mortgage-Backed Securities:
  Available For Sale: (Amortized cost of
   $90,575,895 at September 30, 2001 and
   $71,574,673 at March 31, 2001)              92,227,355          72,111,240
  Held To Maturity: (Fair value of
   $1,898,897 at September 30, 2001 and
   $2,334,809 at March 31, 2001)                1,840,180           2,293,922
                                            -------------       -------------
 Total Investment and Mortgage-Backed
  Securities                                   94,067,535          74,405,162
                                            -------------       -------------
 Loans Receivable Net:
  Held For Sale                                 1,713,732           2,245,951
  Held For Investment: (Net of allowance
   of $2,980,284 at September 30, 2001 and
   $2,784,117 at March 31, 2001)              245,247,221         228,751,063
                                            -------------       -------------
 Total Loans Receivable Net                   246,960,953         230,997,014
                                            -------------       -------------
 Accrued Interest Receivable:
  Loans                                         1,421,910           1,348,178
  Mortgage-Backed Securities                      271,687             179,977
  Investments                                     389,536             572,074
 Premises And Equipment, Net                    4,964,754           5,262,957
 Federal Home Loan Bank Stock, At Cost          2,669,300           3,431,000
 Real Estate Acquired In Settlement Of Loans       94,657             130,157
 Other Assets                                   1,242,050           1,698,995
                                            -------------       -------------
Total Assets                                $ 359,049,898       $ 330,641,643
                                            =============       =============

Liabilities And Shareholders' Equity
Liabilities:
 Deposit Accounts                             288,512,998         257,410,417
 Advances From Federal Home Loan Bank          37,576,000          42,704,000
 Other Borrowed Money                           3,898,953           3,409,362
 Advance Payments By Borrowers For Taxes
  and Insurance                                   585,111             382,478
 Other Liabilities                              3,204,533           3,235,022
                                            -------------       -------------
Total Liabilities                             333,777,595         307,141,279
                                            -------------       -------------

Shareholders' Equity:
 Serial Preferred Stock, $.01 Par Value;
  Authorized Shares - 200,000; Issued
  And Outstanding Shares - None
 Common Stock, $.01 Par Value; Authorized
  Shares - 5,000,000; Issued And
  Outstanding Shares - 1,671,459 At
  September 30, 2001 And 1,669,901 At
  March 31, 2001                                   16,842              16,842
 Additional Paid-In Capital                     3,985,312           3,985,312
 Indirect Guarantee of Employee Stock
  Ownership Trust Debt                           (358,297)           (415,000)
 Accumulated Other Comprehensive Gain           1,024,566             348,015
 Retained Earnings, Substantially Restricted   20,603,880          19,565,195
                                            -------------       -------------
Total Shareholders' Equity                     25,272,303          23,500,364
                                            -------------       -------------
Total Liabilities And Shareholders' Equity  $ 359,049,898       $ 330,641,643
                                            =============       =============

See accompanying notes to consolidated financial statements.

                Security Federal Corporation and Subsidiaries

                Consolidated Statements of Income (Unaudited)


                                             Three Months Ended September 30,
                                             --------------------------------
                                                    2001           2000
                                               -----------      -----------
Interest Income:
 Loans                                         $ 5,096,914      $ 4,524,913
 Mortgage-Backed Securities                        751,300          582,417
 Investment Securities                             480,170          844,771
 Other                                              10,302           19,458
                                               -----------      -----------
Total Interest Income                            6,338,686        5,971,559
                                               -----------      -----------
Interest Expense:
 NOW And Money Market Accounts                     579,296          630,056
 Passbook Accounts                                  81,274           79,841
 Certificate Accounts                            2,117,664        1,697,815
 Advances And Other Borrowed Money                 570,778        1,026,973
                                               -----------      -----------
Total Interest Expense                           3,349,012        3,434,685
                                               -----------      -----------
Net Interest Income                              2,989,674        2,536,874
 Provision For Loan Losses                         250,000          150,000
                                               -----------      -----------
 Net Interest Income After Provision
  For Loan Losses                                2,739,674        2,386,874
                                               -----------      -----------
Other Income:
 Net Gain On Sale Of Investments                     1,125                -
 Gain On Sale Of Loans                             321,019           91,390
 Loan Servicing Fees                                43,922           69,487
 Service Fees On Deposit Accounts                  267,576          252,879
 Income From Real Estate Operations                      -           29,330
 Other                                              84,356          156,750
                                               -----------      -----------
Total Other Income                                 717,998          599,836
                                               -----------      -----------
General And Administrative Expenses:
 Salaries And Employee Benefits                  1,425,439        1,148,799
 Occupancy                                         207,699          168,649
 Advertising                                        36,484           37,869
 Depreciation And Maintenance Of Equipment         291,393          253,034
 FDIC Insurance Premiums                            11,957           11,636
 Amortization Of Intangibles                       116,310          116,310
 Other                                             461,900          428,478
                                               -----------      -----------
Total General And Administrative Expenses        2,551,182        2,164,775
                                               -----------      -----------
 Income Before Income Taxes                        906,490          821,935
 Provision For Income Taxes                        337,692          303,022
                                               -----------      -----------
Net Income                                     $   568,798      $   518,913
                                               ===========      ===========
Basic Net Income Per Common Share              $      0.34      $      0.31
                                               ===========      ===========
Diluted Net Income Per Common Share            $      0.33      $      0.30
                                               ===========      ===========
Cash Dividend Per Share On Common Stock        $      0.02      $      0.02
                                               ===========      ===========
Basic Weighted Average Shares Outstanding        1,671,459        1,673,718
                                               ===========      ===========
Diluted Weighted Average Shares Outstanding      1,707,680        1,697,072
                                               ===========      ===========

See accompanying notes to consolidated financial statements.

                Security Federal Corporation and Subsidiaries

                Consolidated Statements of Income (Unaudited)

                                              Six Months Ended September 30,
                                              ------------------------------
                                                    2001           2000
                                               -----------      -----------

Interest Income:
 Loans                                         $10,054,433      $ 8,685,245
 Mortgage-Backed Securities                      1,421,451        1,167,477
 Investment Securities                             981,644        1,713,930
 Other                                              66,132           36,760
                                               -----------      -----------
Total Interest Income                           12,523,660       11,603,412
                                               -----------      -----------

Interest Expense:
 NOW And Money Market Accounts                   1,289,661        1,303,702
 Passbook Accounts                                 159,359          161,668
 Certificate Accounts                            4,174,839        3,197,142
 Advances And Other Borrowed Money               1,131,712        1,903,886
                                               -----------      -----------
Total Interest Expense                           6,755,571        6,566,398
                                               -----------      -----------

Net Interest Income                              5,768,089        5,037,014
 Provision For Loan Losses                         425,000          325,000
                                               -----------      -----------
 Net Interest Income After Provision
  For Loan Losses                                5,343,089        4,712,014
                                               -----------      -----------
Other Income:
 Net Gain On Sale Of Investments                     1,125                -
 Gain On Sale Of Loans                             615,572          142,307
 Loan Servicing Fees                               101,479          137,162
 Service Fees On Deposit Accounts                  565,038          513,049
 Income From Real Estate Operations                      -           60,989
 Other                                             256,500          335,089
                                               -----------      -----------
Total Other Income                               1,539,714        1,188,596
                                               -----------      -----------

General And Administrative Expenses:
 Salaries And Employee Benefits                  2,908,577        2,283,579
 Occupancy                                         397,842          302,579
 Advertising                                        67,876           97,926
 Depreciation And Maintenance Of Equipment         569,676          495,074
 FDIC Insurance Premiums                            23,068           23,156
 Amortization Of Intangibles                       232,620          232,620
 Other                                             920,245          834,285
                                               -----------      -----------
Total General And Administrative Expenses        5,119,904        4,269,219
                                               -----------      -----------

Income Before Income Taxes                       1,762,899        1,631,391
Provision For Income Taxes                         656,843          603,472
                                               -----------      -----------
Net Income                                     $ 1,106,056      $ 1,027,919
                                               ===========      ===========
Basic Net Income Per Common Share              $      0.66      $      0.61
                                               ===========      ===========
Diluted Net Income Per Common Share            $      0.65      $      0.61
                                               ===========      ===========
Cash Dividend Per Share On Common Stock        $      0.04      $      0.04
                                               ===========      ===========
Basic Weighted Average Shares Outstanding        1,670,820        1,675,106
                                               ===========      ===========
Diluted Weighted Average Shares Outstanding      1,705,688        1,697,072
                                               ===========      ===========
See accompanying notes to consolidated financial statements.


                                     Security Federal Corporation and Subsidiaries

                              Consolidated Statements of Shareholders' Equity (Unaudited)

                                                                  Accumulated
                                      Additional     Indirect        Other
                           Common      Paid-In     Guarantee of  Comprehensive    Retained
                           Stock       Capital       ESOP Debt   Income (Loss)    Earnings        Total
                        ----------   -----------    ----------   ------------   ------------  ------------
Beginning Balance At
March 31, 2000          $    8,421   $ 3,993,733    $ (186,803)  $ (1,629,150)  $ 17,572,500  $ 19,758,701
Net Income                       -             -             -              -      1,027,919     1,027,919
Other Comprehensive
Income, Net Of Tax:
 Unrealized Holding
   Gains On Securities
   Available For Sale            -             -             -        514,130              -       514,130
                                                                                              ------------
 Comprehensive Income                                                                            1,542,049
Increase in Indirect
 Guarantee of ESOP
 Debt                            -             -      (120,602)             -              -      (120,602)
Cash Dividends                   -             -             -              -        (67,369)      (67,369)
                        ----------   -----------    ----------   ------------   ------------  ------------
Balance at
September 30, 2000      $    8,421   $ 3,993,733    $ (307,405)  $ (1,115,020)  $ 18,533,050  $ 21,112,779
                        ==========   ===========    ==========   ============   ============  ============

Beginning Balance At
March 31, 2001          $   16,842   $ 3,985,312    $ (415,000)  $    348,015   $ 19,565,195  $ 23,500,364
Net Income                       -             -             -              -      1,106,056     1,106,056
Other Comprehensive
Income, Net Of Tax:
 Unrealized Holding
   Gains On Securities
   Available For Sale            -             -             -        676,551              -       676,551
 Comprehensive Income                                                                            1,782,607
Increase in Indirect
 Guarantee of ESOP
 Debt                            -             -        56,703              -              -        56,703
Cash Dividends                                                                       (67,371)      (67,371)
                        ----------   -----------    ----------   ------------   ------------  ------------
Balance at
September 30, 2001     $    16,842   $ 3,985,312    $ (358,297)  $  1,024,566   $ 20,603,880  $ 25,272,303
                        ==========   ===========    ==========   ============   ============  ============

See accompanying notes to consolidated financial statements.

                Security Federal Corporation and Subsidiaries

              Consolidated Statements of Cash Flows (Unaudited)

                                              Six Months Ended September 30,
                                              ------------------------------
                                                    2001           2000
                                              ------------     ------------

Cash Flows From Operating Activities:
Net Income                                    $  1,106,056     $  1,027,919
Adjustments To Reconcile Net Income To
Net Cash Provided By Operating
Activities:
 Depreciation Expense                              498,202          431,994
 Amortization Of Intangibles                       232,620          232,620
 Discount Accretion And Premium Amortization       (72,501)          15,276
 Provisions For Losses On Loans And Real Estate    425,000          325,000
 Gain On Sale Of Mortgage-Backed Securities
  Available For Sale                                (1,125)               -
 Gain (Loss) On Sale Of Loans                     (431,083)        (142,307)
 Gain On Sale Of Real Estate                         1,681          (93,387)
 Amortization Of Deferred Fees On Loans            (94,486)         (71,241)
 Proceeds From Sale Of Loans Held For Sale      35,048,559        7,030,954
 Origination Of Loans For Sale                 (34,085,257)      (7,108,338)
 (Increase) Decrease In Accrued Interest
   Receivable:
     Loans                                         (73,732)        (171,994)
     Mortgage-Backed Securities                    (91,710)           7,484
     Investments                                   182,538           59,504
 Increase In Advance Payments By Borrowers         202,633          294,632
 (Gain) Loss On Disposition Of Premises And
   Equipment                                        (1,367)             195
 Other, Net                                       (187,804)         (20,838)
                                              ------------     ------------
Net Cash Provided By Operating Activities        2,658,224        1,817,473
                                              ------------     ------------

Cash Flows From Investing Activities:
 Principal Repayments On Mortgage-Backed
  Securities Held To Maturity                      453,883          103,082
 Principal Repayments On Mortgage-Backed
  Securities Available For Sale                  8,362,447        3,191,144
 Purchase Of Investment Securities Available
  For Sale                                     (26,434,157)               -
 Purchase Of Mortgage-Backed Securities
  Available For Sale                           (24,825,040)        (943,380)
 Maturities Of Investment Securities
  Available For Sale                            22,098,169        3,614,416
 Proceeds From Sale of Securities Available
  For Sale                                       1,870,844                -
 Purchase Of FHLB Stock                                  -         (635,300)
 Redemption Of FHLB Stock                          761,700                -
 Increase In Loans To Customers                (16,868,653)     (25,124,573)
 Investment In Real Estate Held For Development          -         (330,162)
 Proceeds From Sale Of Real Estate Held For
  Development                                            -          672,350
 Proceeds From Sale Of Real Estate Acquired
  Through Foreclosure                               75,800          380,998
 Purchase And Improvement Of Premises And
  Equipment                                       (198,632)        (649,086)
                                              ------------     ------------
Net Cash Used By Investing Activities          (34,703,639)     (19,720,511)
                                              ------------     ------------

Cash Flows From Financing Activities:
 Increase In Deposit Accounts                   31,102,582        4,579,802
 Proceeds From FHLB Advances                    37,250,000       59,445,000
 Repayment Of FHLB Advances                    (42,378,000)     (47,218,000)
 Proceeds Of Other Borrowings                      489,591        1,083,846
 Dividends To Shareholders                         (67,371)         (67,370)
                                              ------------     ------------
 Net Cash Provided By Financing Activities      26,396,802       17,823,278
                                              ------------     ------------

                                                                   (Continued)

                Security Federal Corporation and Subsidiaries

              Consolidated Statements of Cash Flows (Unaudited)

                                              Six Months Ended September 30,
                                              ------------------------------
                                                    2001           2000
                                              ------------     ------------

Net Decrease In Cash And Cash Equivalents       (5,648,613)         (79,760)
Cash And Cash Equivalents At Beginning
 Of Period                                      12,616,129        7,416,702
                                              ------------     ------------
Cash And Cash Equivalents At End Of Period    $  6,967,516     $  7,336,942
                                              ============     ============

Supplemental Disclosure Of Cash Flows
Information:
Cash Paid During The Period For Interest      $  6,984,816     $  6,585,024
Cash Paid During The Period For Income Taxes $ 891,253 $ 833,183 Additions To Real Estate Acquired Through
 Foreclosure                                  $     40,981     $    301,203
(Increase) Decrease In Unrealized Net Loss
 On Securities Available For Sale, Net
 Of Taxes                                     $   (676,551)    $    514,130

See accompanying notes to consolidated financial statements.

                Security Federal Corporation and Subsidiaries

            Notes to Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions from Form 10-Q and generally accepted accounting principles; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of Management, reflect all adjustments, all of which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial statements. The results of operations for the three and six-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year. This Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, and business. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, changes in interest rates, changes in the regulatory environment, changes in general economic conditions and inflation, changes in the securities market. Management cautions readers of Form 10-Q not to place undue reliance on forward-looking statements contained herein.

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

3.   Loans Receivable, Net

Loans Receivable, Net, at September 30, 2001 and March 31, 2001 consisted of the following:

Loans held for sale were $1,713,732 and $2,245,951 at September 30, 2001 and March 31, 2001, respectively.

Loans Held For Investment:                September 30, 2001   March 31, 2001
                                          ------------------   --------------
 Residential Real Estate                    $ 118,712,067      $ 121,736,566
 Consumer                                      49,880,135         46,277,098
 Commercial Business & Real Estate             90,321,220         74,520,017
                                            -------------      -------------
                                              258,913,422        242,533,681
                                            -------------      -------------
Less:
 Allowance For Possible Loan Loss               2,980,284          2,784,117
 Loans In Process                              10,460,465         10,738,528
 Deferred Loan Fees                               225,452            259,973
                                            -------------      -------------
                                               13,666,201         13,782,618
                                            -------------      -------------
                                            $ 245,247,221      $ 228,751,063
                                            =============      =============

The following is a reconciliation of the allowance for loan losses for the six months ending:
                                          September 30, 2001   March 31, 2001
                                          ------------------   --------------

Beginning Balance                           $   2,784,117      $   2,120,767
 Provision                                        425,000            325,000
 Charge-offs                                     (299,300)          (159,659)
 Recoveries                                        70,467             21,269
                                            -------------      -------------
Ending Balance                              $   2,980,284      $   2,307,377
                                            =============      =============

                Security Federal Corporation and Subsidiaries

      Notes to Consolidated Financial Statements (Unaudited), Continued

4.   Securities

Investment and Mortgage-Backed Securities, Held to Maturity
-----------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

                                             Gross        Gross
September 30, 2001            Amortized   Unrealized   Unrealized
------------------               Cost        Gains       Losses    Fair Value
                              ----------  ----------   ----------  ----------
US Government and Agency
 Obligations                  $  249,668  $    3,521   $        -  $  253,189
Mortgage-Backed Securities     1,590,512      55,196            -   1,645,708
                              ----------  ----------   ----------  ----------
Total                         $1,840,180  $   58,717   $        -  $1,898,897
                              ==========  ==========   ==========  ==========

March 31, 2001
--------------

US Government and Agency
 Obligations                  $  265,707  $    1,733   $        -  $  267,440
Mortgage-Backed Securities     2,028,215      39,154            -   2,067,369
                              ----------  ----------   ----------  ----------
Total                         $2,293,922  $   40,887   $        -  $2,334,809
                              ==========  ==========   ==========  ==========

Investment And Mortgage-Backed Securities, Available For Sale
-------------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

                                             Gross        Gross
September 30, 2001            Amortized   Unrealized   Unrealized
------------------               Cost        Gains       Losses    Fair Value
                              ----------  ----------   ----------  ----------
US Government and Agency
 Obligations                 $39,467,934  $  631,108   $   14,391  $40,084,651
Mortgage-Backed Securities    51,107,961   1,046,224       11,481   52,142,704
                             -----------  ----------   ----------  -----------
Total                        $90,575,895  $1,677,332   $   25,872  $92,227,355
                             ===========  ==========   ==========  ===========
March 31, 2001
--------------

US Government and Agency
 Obligations                 $35,101,611  $  218,542   $   30,713  $35,289,440
Mortgage-Backed Securities    36,473,062     380,794       32,056   36,821,800
                             -----------  ----------   ----------  -----------
Total                        $71,574,673  $  599,336   $   62,769  $72,111,240
                             ===========  ==========   ==========  ===========

                Security Federal Corporation and Subsidiaries

5.   Deposit Accounts

A summary of deposit accounts by type with weighted average rates is as follows:

                                 September 30, 2001        March 31, 2001
                               --------------------     --------------------
Demand Accounts:                  Balance      Rate       Balance      Rate
                               --------------------     --------------------
  Checking                     $ 66,670,351    0.55%    $ 61,453,344   0.86%

  Money Market                   55,138,887    3.16%      49,855,497   4.66%

  Regular Savings                13,399,497    1.97%      12,911,410   2.44%
                               ------------             ------------
Total Demand Accounts          $135,208,735    1.75%    $124,220,251   2.55%
                               ============             ============
Certificate Accounts:

  0 - 4.99%                    $ 71,675,091             $ 10,021,153
  5.00 - 6.99%                   71,972,744              112,040,419
  7.00 - 8.99%                    9,656,428               11,128,594
                               ------------             ------------
Total Certificate Accounts     $153,304,263    5.28%    $133,190,166   6.15%
                               ============             ============
Total Deposit Accounts         $288,512,998    3.63%    $257,410,417   4.41%
                               ============             ============

6.   Advances From Federal Home Loan Bank

Federal Home Loan Bank Advances are summarized by year of maturity and weighted average interest rate in the table below:

                                 September 30, 2001        March 31, 2001
                               --------------------     --------------------
Fiscal Year Due:                  Balance      Rate       Balance      Rate
                               --------------------     --------------------

  2002                         $  4,450,000    3.16%    $  9,560,000   5.63%

  2003                            5,000,000    6.40%       5,000,000   6.40%

  2004                                    -       0%               -      -

  2005                           10,126,000    6.15%      10,144,000   6.16%

  Thereafter                     18,000,000    5.98%      18,000,000   5.98%
                               ------------             ------------
  Total Advances               $ 37,576,000    5.75%    $ 42,704,000   5.99%
                               ============             ============

7.   Regulatory Matters

The following table reconciles the Bank's Shareholders' equity to its various regulatory capital positions:

                                          September 30, 2001   March 31, 2001

                                                   (Dollars in Thousands)
                                          -----------------------------------
Bank's Shareholders' Equity                   $   25,267         $   23,484

Unrealized Loss On Available For Sale
 Of Securities, Net Of Tax                        (1,025)              (348)

Reduction For Goodwill And Other Intangibles        (418)              (650)
                                              ----------         ----------
  Tangible Capital                                23,824             22,486

Qualifying Core Deposits And Intangible Assets       418                470
                                              ----------         ----------
  Core Capital                                    24,242             22,956

Supplemental Capital                               2,773              2,582

Assets Required To Be Deducted                      (235)              (227)
                                              ----------         ----------
  Risk-Based Capital                          $   26,780         $   25,311
                                              ==========         ==========

The following table compares the Bank's capital levels relative to the applicable regulatory requirements at September 30, 2001.

                                          (Dollars in Thousands)
                       -------------------------------------------------------
                          Amt.       %      Actual   Actual   Excess   Excess
                       Required  Required     Amt.     %        Amt.      %
                       -------------------------------------------------------
Tangible Capital       $ 7,154     2.0%    $ 23,824   6.66%  $ 16,670   4.66%
Tier 1 Leverage
 (Core) Capital         14,323     4.0%      24,242   6.77%     9,919   2.77%
Total Risk-Based
 Capital                17,765     8.0%      26,780  12.06%     9,015   4.06%

Tier 1 Risk-Based
 (Core) Capital          8,791     4.0%      24,242  11.03%    15,451   7.03%

                Security Federal Corporation and Subsidiaries

      Notes to Consolidated Financial Statements (Unaudited), Continued

7.   Regulatory Matters, Continued

The Company's regulatory capital amounts and ratios at September 30, 2001 are as follows:


(Dollars in Thousands)
                                                                To Be Well
                                                                Capitalized
                                              For Capital       Under Prompt
                                               Adequacy      Corrective Action
                             Actual            Purposes          Provisions
                         -----------------------------------------------------
                           Amount   Ratio   Amount   Ratio    Amount   Ratio
                         -----------------------------------------------------
Tier I Risk-Based Core
  Capital                $ 24,242   11.0%  $ 8,791    4.0%  $ 13,187    6.0%
Risk-Based Capital (To
  Risk Weighted Assets)    26,780   12.1%   17,765    8.0%    22,206   10.0%
Core Capital (To Adjusted
  Tangible Assets)         24,242    6.8%   14,323    4.0%    17,904    5.0%


Tangible Capital (To
  Tangible Assets)         23,824    6.7%    7,154    2.0%    17,886    5.0%

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

RECONCILIATION OF THE NUMERATOR AND DENOMINATORS OF THE BASIC AND DILUTED EPS
COMPUTATIONS:

                                         For the Quarter Ended
                         -----------------------------------------------------
                                           September 30, 2001
                         -----------------------------------------------------
                         Income (Numerator)       Shares
                                Amount        (Denominator)       Per Share
                         ------------------   -------------    ---------------

Basic EPS                      $568,798         1,671,459           $0.34
Effect of Diluted
Securities:

  Stock Options                       -            23,480

  ESOP                                -            12,741
                         ------------------   -------------    ---------------
Diluted EPS                    $568,798         1,707,680           $0.33




                                         For the Quarter Ended
                         -----------------------------------------------------
                                           September 30, 2000
                         -----------------------------------------------------
                         Income (Numerator)       Shares
                                Amount        (Denominator)       Per Share
                         ------------------   -------------    ---------------

Basic EPS                      $518,913         1,673,718           $0.31
Effect of Diluted Securities:

  Stock Options                       -            12,872

  ESOP                                -            10,482
                         ------------------   -------------    ---------------
Diluted EPS                    $518,913         1,697,072           $0.30

                Security Federal Corporation and Subsidiaries

8.   Earnings Per Share, Continued


                                       For the Six Months Ended
                         -----------------------------------------------------
                                           September 30, 2001
                         -----------------------------------------------------
                         Income (Numerator)       Shares
                                Amount        (Denominator)       Per Share
                         ------------------   -------------    ---------------

Basic EPS                    $1,106,056         1,670,820           $0.66
Effect of Diluted
Securities:

  Stock Options                       -            21,488

  ESOP                                -            13,380
                         ------------------   -------------    ---------------
Diluted EPS                  $1,106,056         1,705,688           $0.65


                                       For the Six Months Ended
                         -----------------------------------------------------
                                           September 30, 2000
                         -----------------------------------------------------
                         Income (Numerator)       Shares
                                Amount        (Denominator)       Per Share
                         ------------------   -------------    ---------------

Basic EPS                    $1,027,919         1,675,106           $0.61
Effect of Diluted
Securities:

  Stock Options                       -            12,872

  ESOP                                -             9,094
                         ------------------   -------------    ---------------
Diluted EPS                  $1,027,919         1,697,072           $0.61

                Security Federal Corporation and Subsidiaries

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Changes in Financial Condition

Total assets of the Company increased $28.4 million or 8.6% during the six months ended September 30, 2001 due primarily to increases of $19.7 million or 26.4% in total investment securities, and an increase of $16.0 million, or 6.9% in total net loans receivable offset partially by a $5.6 million or 44.8% decrease in cash and cash equivalents.

Residential real estate loans, net of loans in process, decreased $2.5 million or 2.2% during the period while other loans increased $19.4 million or 13.8%.

Real estate acquired in settlement of loans decreased $36,000 to $95,000 during the six months ended September 30, 2001.

Non-accrual loans totaled $1.4 million at September 30, 2001 compared to $183,000 at March 31, 2001. The Bank classifies all loans as non-accrual when they become 90 days or more delinquent. The Bank had three loans totaling $549,000 at September 30, 2001 that were troubled debt restructurings compared to $587,000 at March 31, 2001. The three loans, a $4,000 unsecured consumer loan, a $58,000 commercial loan secured by two single-family rental properties, and a $487,000 commercial loan secured by commercial real estate were current as of September 30, 2001. All troubled debt restructurings are also considered impaired. At September 30, 2001, the Bank held $726,000 in impaired loans compared to $789,000 at March 31, 2001.

Deposits increased $31.1 million or 12.1% during the six months ended September 30, 2001. Federal Home Loan Bank (FHLB) advances decreased $5.1 million or 12.0% due to the increase in deposits.

The Board of Directors declared the 42nd and 43rd consecutive quarterly dividend of $.02 per share per quarter in May and August 2001, which totaled $67,000. The employee stock ownership trust of the Company paid $57,000 in principal on the employee stock ownership plan loan during the six-month period. Unrealized net gains on securities available for sale, net of tax, increased $677,000 during the six months ended September 30, 2001. The Company's net income for the six months was $1.1 million. These items combined to increase shareholders' equity by $1.8 million or 7.5% during the six months ended September 30, 2001. Book value per share was $15.12 at September 30, 2001 compared to $14.07 at March 31, 2001.

Liquidity and Capital Resources

In accordance with Office of Thrift Supervision (OTS) regulations, the Company is required to maintain a liquidity ratio at specified levels that are subject to change. Currently, a minimum of 4.0% of the combined total of deposits and certain borrowings must be maintained in the form of cash or eligible investments. The Company's average liquidity during the six months ended September 30, 2001 was approximately 20%. The Company's current liquidity level is deemed adequate to meet the requirements of normal operations, potential deposit outflows, and loan demand while still allowing for optimal investment of funds and return on assets.

Loan repayments and maturities of investments are a significant source of funds, whereas loan disbursements are a primary use of the Company's funds. During the six months ended September 30, 2001, loan disbursements exceeded loan repayments resulting in a $16.0 million or 6.9% increase in total net loans receivable.

Deposits and other borrowings are also an important source of funds for the Company. During the six months ended September 30, 2001, deposits increased $31.1 million while FHLB advances decreased $5.1 million. The Bank had $47.4 million in additional borrowing capacity at the FHLB at the end of the period. At September 30, 2001, the Bank had $135.2 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a major portion of these certificates will be renewed.

Liquidity resources at September 30, 2001 are sufficient to meet outstanding mortgage loan commitments of $1.2 million and unused lines of credit of $30.2 million. Management believes that the Company's liquidity needs will continue to be supported by the Company's deposit base and borrowing capacity during the next year.

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

On July 2, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102 "Selected Loan Loss Allowance Methodology and Documentation Issues." SAB No. 102 expresses the SEC's views on development, documentation, and application of a systematic methodology for determining allowance for loan and lease losses in accordance with Generally Accepted Accounting Principles. The Company believes that it is currently in compliance with the requirements of SAB No. 102.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This SFAS addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. This statement is effective for all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This SFAS addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The impact of this SFAS will not be material to the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets." This SFAS supercedes prior pronouncements associated with impairment or disposal of long-lived assets. The SFAS establishes methodologies for assessing impairment of long-lived assets, including assets to be disposed of by sale or by other means. This statement is effective for all fiscal years beginning after December 15, 2001. This SFAS is not expected to have a material impact on the Company's financial position.

Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

               Security Federal Corporation and Subsidiaries

        Management's Discussion and Analysis of Results of Operations
                         and Financial Condition

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
-------------------------------------------------------------------

Net Income

Net income was $569,000 for the three months ended September 30, 2001, representing an increase in earnings of $50,000 or 9.6% compared to the same period in 2000.

Net Interest Income

Net interest income increased $453,000 or 17.9% during the three months ended September 30, 2001 as a result of an increase in total interest income offset in part by an increase in interest expense.

Interest income on loans increased $572,000 or 12.6% during the period as a result of total net loans significantly increasing in the portfolio. Investment, mortgage-backed, and other securities interest income decreased $205,000 or 14.2% as a result of a decrease in the average yield in the investment portfolio of 33 basis points. Total interest income increased $367,000 or 6.2% compared to the same period in 2000.

Total interest expense decreased $86,000 or 2.5% during the three months ended September 30, 2001 compared to the same period one-year earlier. Interest expense on deposits increased $371,000 or 13.3% during the period as the average balance and the average cost of deposits increased during the quarter ended September 30, 2001. Interest expense on advances and other borrowings decreased $456,000 or 44.4% as the average amount of debt outstanding decreased and the cost of those borrowings decreased during the 2001 period compared to same period in 2000.

Provision for Loan Losses

The Bank's provision for loan losses was $250,000 and $150,000 during the three months ended September 30, 2001 and 2000, respectively. The amount of the provision is determined by Management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $1.4 million at September 30, 2001 compared to $183,000 at March 31, 2001. The ratio of allowance for loan losses to the Company's total loans was 1.19% at both September 30, 2001 and March 31, 2001. Net charge-offs were $109,000 for the three months ended September 30, 2001 compared to $34,000 during the same period in 2000.

                Security Federal Corporation and Subsidiaries

        Management's Discussion and Analysis of Results of Operations
                         and Financial Condition

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001, Continued
------------------------------------------------------------------------------

Other Income

Total other income increased $118,000 or 19.7% during the three months ended September 30, 2001 as a result of the increase in the gain on sale of loans. Gain on sale of loans increased $230,000 during the period. Loan servicing fees decreased $26,000 as the portfolio of loans serviced for others decreased. Service fees on deposit accounts increased $15,000. The Company sold its remaining lots in its real estate development partnership in March 2001. Therefore, there was no income from real estate operations in the 2001 quarter, while during the 2000 quarter, income from real estate operations was $29,000. The Company has no plans to further invest in real estate for development at this time. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions through SFSC, and other miscellaneous fees decreased $72,000 during the three months ended September 30, 2001.

General and Administrative Expenses

General and administrative expenses increased $386,000 or 17.9% during the three months ended September 30, 2001 compared to the same period in 2000.

Salaries and employee benefits expense grew $277,000 or 24.1% due to the opening and staffing of a new full-service branch office in West Columbia, South Carolina, normal salary increases, and an increase in business development officers. Occupancy expense increased $39,000 or 23.2% during the period due to the opening of the new branch office. Advertising expense decreased $1,000 while the depreciation and maintenance of equipment expense increased $38,000 during the quarterly period. FDIC insurance premiums remained stable at $12,000 during both periods while the amortization of intangibles expense was $116,000 during the three months ended September 30 in 2001 and 2000. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, increased $33,000 or 7.8% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001
-----------------------------------------------------------------

Net Income

Net income was $1.1 million for the six months ended September 30, 2001, representing an increase in earnings of $78,000 or 7.6% compared to the same period in 2000.

Net Interest Income

Net interest income increased $731,000 or 14.5% during the six months ended September 30, 2001 as a result of an increase in total interest income offset in part by an increase in interest expense.

Interest income on loans increased $1.4 million or 15.8% during the six months in 2001 as a result of total net loans increasing during the period. Investment, mortgage-backed, and other securities interest income decreased $449,000 or 18.2% due to a decrease of 22 basis points in the average yield of the investment portfolio. Total interest income increased $920,000 or 7.9% during the six months compared to the same period in 2000.

Total interest expense increased $189,000 or 2.9% during the six months ended September 30, 2001 compared to the same period one-year earlier. Interest expense on deposits increased $961,000 or 20.6% during the period as deposits grew compared to the average balance in 2000 and the cost of deposits also increased. Interest expense on advances and other borrowings decreased $772,000 as the average amount of debt outstanding decreased during the 2001 period compared to 2000.

                Security Federal Corporation and Subsidiaries

        Management's Discussion and Analysis of Results of Operations
                         and Financial Condition

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001, Continued
----------------------------------------------------------------------------

Provision for Loan Losses

The Bank's provision for loan losses was $425,000 during the six months ended September 30, 2001 compared to $325,000 during the six months ended September 30, 2000. The amount of the provision is determined by Management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $1.4 million at September 30, 2001 compared to $183,000 at March 31, 2001. The ratio of allowance for loan losses to the Company's total loans was 1.19% at September 30, 2001 and 1.19% at March 31, 2001. Net charge-offs were $229,000 during the six months ended September 30, 2001 compared to $138,000 during the same period in 2000.

Other Income

Total other income increased $351,000 or 29.5% during the six months ended September 30, 2001 compared to the same period one-year earlier. Gain on sale of loans increased $473,000 as the volume of fixed rate mortgage loans sold during the period increased due to mortgage loan rates falling.
Loan-servicing fees decreased $36,000 while service fees on deposit accounts grew $52,000 as the number of commercial and personal demand deposit accounts increased. The Company sold its remaining lots in its real estate development partnership in March 2001. Therefore, there was no income from real estate operations in the 2001 quarter, while during the 2000 quarter, income from real estate operations was $61,000. The Company has no plans to further invest in real estate for development at this time. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions through SFSC, and other miscellaneous fees decreased $79,000 during the six months ended September 30, 2001.

General and Administrative Expenses

General and administrative expenses increased $851,000 or 19.9% during the six months ended September 30, 2001 compared to the same period in 2000.

Salaries and employee benefits expense increased $625,000 or 27.4% due to the opening and staffing of a new full-service branch office in West Columbia, South Carolina, normal annual salary increases, and an increase in business development officers. Occupancy expense increased by $95,000 or 31.5% during the period due to the opening of the new branch office. Advertising expense decreased $30,000 while the depreciation and maintenance of equipment expense increased $75,000 during the six-month period. FDIC insurance premiums remained stable at $23,000 during both quarters while amortization of intangibles expense was $233,000 during the six months ended September 30 in 2001 and 2000, respectively. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, increased $86,000 or 10.3% for the six months ended September 30, 2001 compared to the six months ended September 30, 2000.

                Security Federal Corporation and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk inherent in its lending, investment, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks such as credit quality and liquidity risk in the normal course of business, management considers interest rate risk to be its most significant market risk that could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks such as foreign currency exchange rate risk and commodity price do not arise in the normal course of the Company's business activities.

The Company's profitability is affected by fluctuations in the market interest rate. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase or decrease in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using a test that measures the impact on net interest income and net portfolio value of an immediate change in interest rates in 100 basis point increments and by measuring the Bank's interest sensitivity gap ("Gap"). Net Portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts. Gap is the amount of interest sensitive assets repricing or maturing over the next twelve months compared to the amount of interest sensitive liabilities maturing or repricing in the same time period. Recent net portfolio value reports furnished by the Office of Thrift Supervision indicate that the Bank's interest sensitivity has improved in recent quarters over the past year. The Bank has rated favorably compared to Thrift peers concerning interest rate sensitivity.

For the six month period ended September 30, 2001, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 3.13%. As of the year ended March 31, 2001, the interest rate spread was 3.11%. The Company's management believes that the interest rate spread has improved slightly as market interest rates have decreased and liabilities have matured or repriced. The Bank's interest bearing liabilities are currently repricing or maturing at a slightly faster rate than their interest earning assets, and are repricing at lower interest rates, thereby improving the Bank's interest rate spread modestly.

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

Item 3  Defaults Upon Senior Securities
        -------------------------------

        None

Item 4  Submission Of Matters To A Vote Of Security Holders
        ---------------------------------------------------

        The election of directors was presented for vote to shareholders at the Annual Meeting on July 17, 2001. Votes for Gasper L. Toole III were as follows: 1,381,876 votes for, 5,200 votes withheld. Votes for Thomas L Moore were as follows: 1,381,876 votes for, 5,200 votes withheld.

Item 5  Other Information
        -----------------

        None

Item 6  Exhibits And Reports On Form 8-K
        --------------------------------

        Exhibits:

         2.1  Articles Of Incorporation*

         2.2 Articles Of Amendment, Dated August 28, 1998, To Articles Of Incorporation

         2.3  Bylaws**

        10.1  Executive Compensation Plans And Arrangements:

        10.2  Salary Continuation Agreements***

        10.3  Amendment One To Salary Continuation Agreements****

        10.4  Stock Option Plan***

        10.5  Incentive Compensation Plan***

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

**** Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 30, 1993 pursuant to Section 12(g) of the Securities Exchange Act of 1934. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

                Security Federal Corporation and Subsidiaries

                               Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.

                                 SECURITY FEDERAL CORPORATION



Date: November 6, 2001           By: /s/Roy G. Lindburg
                                     ----------------------------------
                                     Roy G. Lindburg
                                     Treasurer/CFO
                                     Duly Authorized Representative