Form 10-Q
period 2001-12-31
SECURITY FEDERAL CORPORATION
filed 2002-02-12
CIK 818677

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549
                                FORM 10 - Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

            CLASS:       OUTSTANDING SHARES AT:      $0.01 PAR VALUE:
         ------------    ----------------------      ----------------
         Common Stock      December 31, 2001             1,671,459

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

Item 2.  Management's Discussion and Analysis - Results of
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

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                   Security Federal Corporation and Subsidiaries
                           Consolidated Balance Sheets


                                         December 31, 2001     March 31, 2001
                                         -----------------     --------------
Assets:                                     (Unaudited)          (Audited)
 Cash And Cash Equivalents                 $   8,389,635        $  12,616,129
 Investment And Mortgage-Backed
  Securities:
   Available For Sale: (Amortized
    cost of $103,164,783 at December
    31, 2001 and $71,574,673 at
    March 31, 2001)                          104,146,643           72,111,240
   Held To Maturity: (Fair value of
    $1,811,139 at December 31, 2001
    and $2,334,809 at March 31, 2001)          1,765,750            2,293,922
                                           -------------        -------------
 Total Investment and Mortgage-Backed
  Securities                                 105,912,393           74,405,162
                                           -------------        -------------
 Loans Receivable Net:
   Held For Sale                               2,027,593            2,245,951
   Held For Investment: (Net of
    allowance of $3,317,775 at
    December 31, 2001 and $2,784,117
    at March 31, 2001)                       238,359,768          228,751,063
                                           -------------        -------------
 Total Loans Receivable Net                  240,387,361          230,997,014
                                           -------------        -------------
 Accrued Interest Receivable:
   Loans                                       1,235,732            1,348,178
   Mortgage-Backed Securities                    248,308              179,977
   Investments                                   499,173              572,074
 Premises And Equipment, Net                   4,785,927            5,262,957
 Federal Home Loan Bank Stock, At Cost         2,669,300            3,431,000
 Real Estate Acquired In Settlement Of
  Loans                                          295,657              130,157
 Other Assets                                  1,611,472            1,698,995
                                           -------------        -------------
Total Assets                               $ 366,034,958        $ 330,641,643
                                           =============        =============

Liabilities And Shareholders' Equity
Liabilities:
 Deposit Accounts                          $ 294,621,997        $ 257,410,417
 Advances From Federal Home Loan Bank         38,658,000           42,704,000
 Other Borrowed Money                          4,281,133            3,409,362
 Advance Payments By Borrowers For
  Taxes and Insurance                            166,754              382,478
 Other Liabilities                             2,792,374            3,235,022
                                           -------------        -------------
Total Liabilities                            340,520,258          307,141,279
                                           -------------        -------------

Shareholders' Equity:
 Serial Preferred Stock, $.01 Par
  Value; Authorized Shares - 200,000;
  Issued And Outstanding Shares - None
 Common Stock, $.01 Par Value;
  Authorized Shares - 5,000,000; Issued
  And Outstanding Shares - 1,671,459 At
  December 31, 2001 And 1,669,901 At
  March 31, 2001                                  16,842               16,842
 Additional Paid-In Capital                    3,985,312            3,985,312
 Indirect Guarantee of Employee Stock
  Ownership Trust Debt                          (358,297)            (415,000)
 Accumulated Other Comprehensive Gain            609,146              348,015
 Retained Earnings, Substantially
  Restricted                                  21,261,697           19,565,195
                                           -------------        -------------
Total Shareholders' Equity                    25,514,700           23,500,364
                                           -------------        -------------
Total Liabilities And Shareholders'
 Equity                                    $ 366,034,958        $ 330,641,643
                                           =============        =============

See accompanying notes to consolidated financial statements.

                  Security Federal Corporation and Subsidiaries

                  Consolidated Statements of Income (Unaudited)

                                           Three Months Ended December 31,
                                           -------------------------------
                                                2001               2000
                                           ------------       ------------
Interest Income:
 Loans                                     $  4,907,767       $  4,874,332
 Mortgage-Backed Securities                     662,920            554,754
 Investment Securities                          618,811            830,953
 Other                                            7,044             22,501
                                           ------------       ------------
Total Interest Income                         6,196,542          6,282,540
                                           ------------       ------------

Interest Expense:
 NOW And Money Market Accounts                  491,682            686,393
 Passbook Accounts                               62,193             75,926
 Certificate Accounts                         1,807,157          1,819,846
 Advances And Other Borrowed Money              562,253          1,146,083
                                           ------------       ------------
Total Interest Expense                        2,923,285          3,728,248
                                           ------------       ------------

Net Interest Income                           3,273,257          2,554,292
 Provision For Loan Losses                      500,000            150,000
                                           ------------       ------------
 Net Interest Income After Provision
  For Loan Losses                             2,773,257          2,404,292
                                           ------------       ------------
Other Income:
 Net Gain On Sale Of Investments                  1,487                  -
 Gain On Sale Of Loans                          556,542            144,326
 Loan Servicing Fees                             45,394             80,781
 Service Fees On Deposit Accounts               310,099            259,009
 Income From Real Estate Operations                   -            (14,328)
 Other                                          140,814            121,061
                                           ------------       ------------
Total Other Income                            1,054,336            590,849
                                           ------------       ------------

General And Administrative Expenses:
 Salaries And Employee Benefits               1,504,688          1,206,099
 Occupancy                                      219,309            185,580
 Advertising                                     31,978             53,085
 Depreciation And Maintenance Of
  Equipment                                     279,999            259,118
 FDIC Insurance Premiums                         12,411             11,479
 Amortization Of Intangibles                    116,310            116,310
 Other                                          544,732            370,524
                                           ------------       ------------
Total General And Administrative Expenses     2,709,427          2,202,195
                                           ------------       ------------

 Income Before Income Taxes                   1,118,166            792,946
 Provision For Income Taxes                     426,665            284,886
                                           ------------       ------------
Net Income                                 $    691,501       $    508,060
                                           ============       ============

Basic Net Income Per Common Share          $       0.41       $       0.30
                                           ============       ============
Diluted Net Income Per Common Share        $       0.40       $       0.30
                                           ============       ============
Cash Dividend Per Share On Common Stock    $       0.02       $       0.02
                                           ============       ============
Basic Weighted Average Shares Outstanding     1,671,459          1,670,434
                                           ============       ============
Diluted Weighted Average Shares
 Outstanding                                  1,708,146          1,702,206
                                           ============       ============


See accompanying notes to consolidated financial statements.

               Security Federal Corporation and Subsidiaries

               Consolidated Statements of Income (Unaudited)

                                            Nine Months Ended December 31,
                                           -------------------------------
                                                2001               2000
                                           ------------       ------------
Interest Income:
 Loans                                     $ 14,962,200       $ 13,559,577
 Mortgage-Backed Securities                   2,084,371          1,722,231
 Investment Securities                        1,600,455          2,544,883
 Other                                           73,176             59,261
                                           ------------       ------------
Total Interest Income                        18,720,202         17,885,952
                                           ------------       ------------

Interest Expense:
 NOW And Money Market Accounts                1,781,343          1,990,095
 Passbook Accounts                              221,552            237,594
 Certificate Accounts                         5,981,996          5,016,988
 Advances And Other Borrowed Money            1,693,965          3,049,969
                                           ------------       ------------
Total Interest Expense                        9,678,856         10,294,646
                                           ------------       ------------

Net Interest Income                           9,041,346          7,591,306
 Provision For Loan Losses                      925,000            475,000
                                           ------------       ------------
 Net Interest Income After Provision
  For Loan Losses                             8,116,346          7,116,306
                                           ------------       ------------
Other Income:
 Net Gain On Sale Of Investments                  2,612                  -
 Gain On Sale Of Loans                        1,172,114            286,633
 Loan Servicing Fees                            146,873            217,943
 Service Fees On Deposit Accounts               875,137            772,058
 Income From Real Estate Operations                   -             46,661
 Other                                          397,314            456,150
                                           ------------       ------------
Total Other Income                            2,594,050          1,779,445
                                           ------------       ------------

General And Administrative Expenses:
 Salaries And Employee Benefits               4,413,265          3,489,678
 Occupancy                                      617,151            488,159
 Advertising                                     99,854            151,011
 Depreciation And Maintenance Of
  Equipment                                     849,675            754,192
 FDIC Insurance Premiums                         35,479             34,635
 Amortization Of Intangibles                    348,930            348,930
 Other                                        1,464,977          1,204,809
                                           ------------       ------------
Total General And Administrative
Expenses                                      7,829,331          6,471,414
                                           ------------       ------------

 Income Before Income Taxes                   2,881,065          2,424,337
 Provision For Income Taxes                   1,083,508            888,358
                                           ------------       ------------
Net Income                                 $  1,797,557       $  1,535,979
                                           ============       ============

Basic Net Income Per Common Share          $       1.08       $       0.92
                                           ============       ============
Diluted Net Income Per Common Share        $       1.05       $       0.90
                                           ============       ============
Cash Dividend Per Share On Common Stock    $       0.06       $       0.06
                                           ============       ============
Basic Weighted Average Shares
 Outstanding                                  1,671,034          1,672,798
                                           ============       ============
Diluted Weighted Average Shares
 Outstanding                                  1,706,500          1,702,206
                                           ============       ============


See accompanying notes to consolidated financial statements.

                                Security Federal Corporation and Subsidiaries

                         Consolidated Statements of Shareholders' Equity (Unaudited)

                                                                Accumulated
                                 Additional      Indirect         Other
                      Common      Paid-In       Guarantee of   Comprehensive     Retained
                       Stock      Capital        ESOP Debt     Income (Loss)     Earnings       Total
                    ----------   -----------    ------------    -------------    ----------     -------
Beginning Balance
At March 31, 2000   $   8,421    $ 3,993,733    $  (186,803)   $ (1,629,150)   $ 17,572,500   $ 19,758,701
Net Income                  -              -              -               -       1,535,979      1,535,979
Other Comprehensive
Income, Net Of Tax:
 Unrealized Holding
  Gains On Securities
  Available For Sale        -              -               -      1,283,401               -      1,283,401
                                                                                              ------------
 Comprehensive Income                                                                            2,819,380
Effect of Stock Split   8,421         (8,421)
Increase in Indirect
 Guarantee of ESOP Debt     -              -       (193,752)              -               -       (193,752)
Cash Dividends              -              -              -               -        (101,053)      (101,053)
                    ---------    -----------    -----------    ------------    ------------   ------------
Balance at
December 31, 2000   $  16,842    $ 3,985,312    $  (380,555)   $   (345,749)   $ 19,007,426   $ 22,283,276
                    =========    ===========    ===========    ============    ============   ============


Beginning Balance
At March 31, 2001   $  16,842    $ 3,985,312    $  (415,000)   $    348,015    $ 19,565,195   $ 23,500,364
Net Income                  -              -              -               -       1,797,557      1,797,557
Other Comprehensive
Income, Net Of Tax:
 Unrealized Holding
  Gains On Securities
  Available For Sale        -              -              -         261,131               -        261,131
                                                                                              ------------
 Comprehensive Income                                                                            2,058,688
Decrease in Indirect
 Guarantee of ESOP Debt     -              -         56,703               -               -         56,703
 Cash Dividends                                                                    (101,055)      (101,055)
                    ---------    -----------    -----------    ------------    ------------   ------------
Balance at
December 31, 2001   $  16,842    $ 3,985,312    $  (358,297)   $    609,146    $ 21,261,697   $ 25,514,700
                    =========    ===========    ===========    ============    ============   ============


See accompanying notes to consolidated financial statements.

4

                Security Federal Corporation and Subsidiaries

              Consolidated Statements of Cash Flows (Unaudited)

                                            Nine Months Ended December 31,
                                           -------------------------------
                                                 2001              2000
                                           --------------    -------------
Cash Flows From Operating Activities:
Net Income                                 $   1,797,557     $   1,535,979
Adjustments To Reconcile Net Income To
 Net Cash Provided By Operating
 Activities:
  Depreciation Expense                           737,844           654,941
  Amortization Of Intangibles                    348,930           348,930
  Discount Accretion And Premium
   Amortization                                   (3,878)           20,532
  Provisions For Losses On Loans And Real
   Estate                                        925,000           475,000
  Gain On Sale Of Mortgage-Backed
   Securities Available For Sale                  (2,612)                -
  Gain On Sale Of Loans                         (806,943)         (286,633)
  Gain (Loss) On Sale Of Real Estate               1,681           (78,967)
  Amortization Of Deferred Fees On Loans        (163,602)         (108,794)
  Proceeds From Sale Of Loans Held For
   Sale                                       68,600,336        16,067,773
  Origination Of Loans For Sale              (67,575,035)      (16,775,659)
 (Increase) Decrease In Accrued Interest
   Receivable:
    Loans                                        112,446          (304,470)
    Mortgage-Backed Securities                   (68,331)           17,099
    Investments                                   72,901           188,519
  Decrease In Advance Payments By Borrowers     (215,724)         (104,355)
 (Gain) Loss On Disposition Of Premises And
   Equipment                                        (330)              195
  Other, Net                                    (831,514)           45,768
                                           -------------     -------------
Net Cash Provided By Operating Activities      2,928,726         1,695,858
                                           -------------     -------------


Cash Flows From Investing Activities:
  Principal Repayments On Mortgage-Backed
   Securities Held To Maturity                   528,311           145,991
  Principal Repayments On Mortgage-Backed
   Securities Available For Sale              13,373,497         4,948,570
  Purchase Of Investment Securities
   Available For Sale                        (47,731,254)                -
  Purchase Of Mortgage-Backed Securities
   Available For Sale                        (27,228,672)         (943,380)
  Maturities Of Investment Securities
   Available For Sale                         26,927,070         3,655,169
  Proceeds From Sale of Securities
   Available For Sale                          3,075,600                 -
  Purchase Of FHLB Stock                               -          (825,400)
  Redemption Of FHLB Stock                       761,700                 -
  Increase In Loans To Customers             (10,613,084)      (33,038,766)
  Investment In Real Estate Held For
   Development                                         -          (402,534)
  Proceeds From Sale Of Real Estate Held
   For Development                                     -           712,400
  Proceeds From Sale Of Repossessed
   Assets                                         75,800           406,509
  Purchase And Improvement Of Premises
   And Equipment                                (260,484)       (1,536,930)
                                           -------------     -------------
Net Cash Used By Investing Activities        (41,091,516)      (26,878,371)
                                           -------------     -------------

Cash Flows From Financing Activities:
  Increase In Deposit Accounts                37,211,580         6,745,214
  Proceeds From FHLB Advances                 59,000,000        78,645,000
  Repayment Of FHLB Advances                 (63,046,000)      (60,636,000)
  Proceeds Of Other Borrowings                   871,771         1,187,321
  Dividends To Shareholders                     (101,055)         (101,053)
                                           -------------     -------------
Net Cash Provided By Financing
 Activities                                   33,936,296        25,840,482
                                           -------------     -------------
                                                                (Continued)

                 Security Federal Corporation and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)

                                            Nine Months Ended December 31,
                                           -------------------------------
                                                 2001             2000
                                           --------------    -------------

Net Increase (Decrease) In Cash And
Cash Equivalents                              (4,226,494)          657,969
Cash And Cash Equivalents At Beginning
Of Period                                     12,616,129         7,416,702
                                           -------------     -------------
Cash And Cash Equivalents At End Of
 Period                                    $   8,389,635     $   8,074,671
                                           =============     =============

Supplemental Disclosure Of Cash Flows
 Information:
Cash Paid During The Period For Interest $ 10,084,131 $ 9,959,311 Cash Paid During The Period For Income
 Taxes                                     $   1,397,883     $   1,188,183
Additions To Repossessed Assets            $     242,981     $     301,203
Increase In Unrealized Net Gain On
 Securities Available For Sale, Net Of
 Taxes                                     $     261,131     $   1,283,401


See accompanying notes to consolidated financial statements.

                  Security Federal Corporation and Subsidiaries

               Notes to Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions from Form 10-Q and generally accepted accounting principles; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of Management, reflect all adjustments, all of which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial statements. The results of operations for the three and nine-month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year. This Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, and business. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, changes in interest rates, changes in the regulatory environment, changes in general economic conditions and inflation, changes in the securities market. Management cautions readers of Form 10-Q not to place undue reliance on forward-looking statements contained herein.

2.   Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Security Federal Corporation (the "Company") and its wholly owned subsidiary, Security Federal Bank (the "Bank"), and the Bank's wholly owned subsidiaries Security Federal Insurance ("SFINS"), Security Federal Investments ("SFINV"), Security Federal Trust ("SFT"), and Security Financial Services Corporation ("SFSC"). The Bank is primarily engaged in the business of accepting savings and demand deposits and originating mortgage loans and other loans to individuals and small businesses for various personal and commercial purposes. SFINS, SFINV, and SFT were formed during fiscal 2002 and began operating during the December 2001 quarter. SFINS is an insurance agency offering business, health, home and life insurance. SFINV engages primarily in investment brokerage services. SFT offers trust, financial planning and financial management services. SFSC is currently inactive. Also included in the consolidation is a real estate partnership, Willow Woods. Willow Woods sold its remaining property in fiscal 2001. Thus, at March 31, 2001, the real estate partnership was liquidated.

3.   Loans Receivable, Net

Loans Receivable, Net, at December 31, 2001 and March 31, 2001 consisted of the following:

Loans held for sale were $2,027,593 and $2,245,951 at December 31, 2001 and March 31, 2001, respectively.

                                     December 31, 2001     March 31, 2001
  Loans Held For Investment:         -----------------    ---------------
   Residential Real Estate             $   103,152,379     $   121,736,566
   Consumer                                 50,199,693          46,277,098
   Commercial Business & Real Estate        96,016,913          74,520,017
                                       ---------------     ---------------
                                           249,368,985         242,533,681
                                       ---------------     ---------------

  Less:
   Allowance For Possible Loan Loss          3,317,775           2,784,117
   Loans In Process                          7,496,277          10,738,528
   Deferred Loan Fees                          195,165             259,973
                                       ---------------     ---------------
                                            11,009,217          13,782,618
                                       ---------------     ---------------
                                       $   238,359,768     $   228,751,063
                                       ===============     ===============

                  Security Federal Corporation and Subsidiaries

3.   Loans Receivable, Net, Continued

The following is a reconciliation of the allowance for loan losses for the nine months ending:

                                       December 31, 2001   December 31, 2000
                                       -----------------   -----------------
Beginning Balance                       $    2,784,117      $    2,120,767
 Provision                                     925,000             475,000
 Charge-offs                                  (506,460)           (203,376)
 Recoveries                                    115,118              57,907
                                        --------------      --------------
Ending Balance                          $    3,317,775      $    2,450,298
                                        ==============      ==============

4.   Securities

Investment and Mortgage-Backed Securities, Held to Maturity
-----------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

                                             Gross        Gross
December 31, 2001             Amortized    Unrealized   Unrealized
-----------------                Cost        Gains        Losses    Fair Value
                             ----------    ---------    ---------   ----------
US Government and Agency
 Obligations                 $  205,082    $   3,704    $       -   $  208,786
Mortgage-Backed Securities    1,560,668       41,685            -    1,602,353
                             ----------    ---------    ---------   ----------
Total                        $1,765,750    $  45,389    $       -   $1,811,139
                             ==========    =========    =========   ==========

March 31, 2001
--------------

US Government and Agency
 Obligations                 $  265,707    $   1,733    $       -   $  267,440
Mortgage-Backed Securities    2,028,215       39,154            -    2,067,369
                             ----------    ---------    ---------   ----------
Total                        $2,293,922    $  40,887    $       -   $2,334,809
                             ==========    =========    =========   ==========


Investment And Mortgage-Backed Securities, Available For Sale
-------------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

                                             Gross       Gross
December 31, 2001             Amortized    Unrealized  Unrealized
-----------------                Cost        Gains       Losses     Fair Value
                             -----------  -----------   --------- ------------
US Government and Agency
 Obligations                $ 55,925,863  $   541,374   $ 253,725 $ 56,213,512
Mortgage-Backed Securities    47,238,920      733,944      39,733   47,933,131
                            ------------  -----------   --------- ------------
Total                       $103,164,783  $ 1,275,318   $ 293,458 $104,146,643
                            ============  ===========   ========= ============


March 31, 2001
--------------

US Government and Agency
 Obligations                $ 35,101,611  $   218,542   $  30,713 $ 35,289,440
Mortgage-Backed Securities    36,473,062      380,794      32,056   36,821,800
                            ------------  -----------   --------- ------------
Total                       $ 71,574,673  $   599,336   $  62,769 $ 72,111,240
                            ============  ===========   ========= ============

                  Security Federal Corporation and Subsidiaries
       Notes to Consolidated Financial Statements (Unaudited), Continued

5.   Deposit Accounts

A summary of deposit accounts by type with weighted average rates is as follows:

                                      December 31, 2001       March 31, 2001
                                    --------------------  --------------------
                                      Balance      Rate     Balance     Rate
Demand Accounts:                    --------------------  --------------------
 Checking                           $ 68,422,516   0.56%  $ 61,453,344   0.86%
 Money Market                         60,998,841   2.69%    49,855,497   4.66%
 Regular Savings                      13,480,042   1.72%    12,911,410   2.44%
                                    ------------          ------------
Total Demand Accounts               $142,901,399   1.58%  $124,220,251   2.55%
                                    ============          ============

Certificate Accounts:
 0 - 4.99%                          $115,197,548          $ 10,021,153
 5.00   6.99%                         30,091,978           112,040,419
 7.00   8.99%                          6,431,072            11,128,594
                                    ------------          ------------
Total Certificate Accounts          $151,720,598   4.21%  $133,190,166   6.15%
                                    ============          ============
Total Deposit Accounts              $294,621,997   2.94%  $257,410,417   4.41%
                                    ============          ============

6.   Advances From Federal Home Loan Bank

Federal Home Loan Bank Advances are summarized by year of maturity and weighted average interest rate in the table below:

                                       December 31, 2001      March 31, 2001
                                     -------------------  --------------------
                                        Balance    Rate      Balance      Rate
Fiscal Year Due:                     -------------------  --------------------
2002                                 $ 5,550,000   1.99%  $ 9,560,000    5.63%
2003                                   5,000,000   6.40%    5,000,000    6.40%
2004                                           -      0%            -       -
2005                                  10,108,000   6.15%   10,144,000    6.16%
Thereafter                            18,000,000   5.98%   18,000,000    5.98%
                                     -----------          -----------
Total Advances                       $38,658,000   5.50%  $42,704,000    5.99%
                                     ===========          ===========

7.   Regulatory Matters

The following table reconciles the Bank's Shareholders' equity to its various regulatory capital positions:

                                       December 31, 2001     March 31, 2001
                                            (Dollars in Thousands)
                                       ------------------------------------
Bank's Shareholders' Equity              $    25,543          $    23,484
Unrealized Loss On Available For
 Sale Of Securities, Net Of Tax                 (609)                (348)
Reduction For Goodwill And Other
 Intangibles                                    (302)                (650)
                                         -----------          -----------
Tangible Capital                              24,632               22,486
Qualifying Core Deposits And Intangible
 Assets                                          302                  470
                                         -----------          -----------
Core Capital                                  24,934               22,956
Supplemental Capital                           2,849                2,582
Assets Required To Be Deducted                  (245)                (227)
                                         ===========          ===========
Risk-Based Capital                       $    27,538          $    25,311
                                         ===========          ===========

The following table compares the Bank's capital levels relative to the applicable regulatory requirements at December 31, 2001.


                                  (Dollars in Thousands)
           -------------------------------------------------------------------
                Amt.         %                     Actual     Excess    Excess
              Required   Required    Actual Amt.     %         Amt.       %
           -------------------------------------------------------------------
Tangible
 Capital     $  7,309       2.0%      $  24,632    6.74%  $  17,323     4.74%
Tier 1
 Leverage
(Core)
 Capital       14,624       4.0%         24,934    6.82%     10,310     2.82%
Total Risk-
 Based
 Capital       18,237       8.0%         27,538   12.08%      9,301     4.08%
Tier 1
 Risk-Based
(Core)
 Capital        9,117       4.0%         24,934   10.94%     15,518     6.94%

                 Security Federal Corporation and Subsidiaries
        Notes to Consolidated Financial Statements (Unaudited), Continued

7.   Regulatory Matters, Continued

The Company's regulatory capital amounts and ratios at December 31, 2001 are as follows:

  (Dollars in Thousands)
                                                                 To Be Well
                                                                Capitalized
                                              For Capital       Under Prompt
                                               Adequacy      Corrective Action
                                Actual         Purposes          Provisions
                           ---------------------------------------------------
                           Amount    Ratio   Amount   Ratio    Amount    Ratio
                           ---------------------------------------------------
Tier I Risk-Based Core
 Capital                $  24,934    10.9%  $ 9,117   4.0%   $ 13,675    6.0%
Risk-Based Capital (To
 Risk Weighted Assets)     27,538    12.1%   18,237   8.0%     22,796   10.0%
Core Capital (To
 Adjusted Tangible
 Assets)                   24,934     6.8%   14,624   4.0%     18,280    5.0%
Tangible Capital (To
 Tangible Assets)          24,632     6.7%    7,309   2.0%     18,273    5.0%

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

RECONCILIATION OF THE NUMERATOR AND DENOMINATORS OF THE BASIC AND DILUTED EPS
COMPUTATIONS:


                                       For the Quarter Ended
                -------------------------------------------------------------
                                         December 31, 2001
                -------------------------------------------------------------
                Income (Numerator) Amount   Shares (Denominator)   Per Share
                -------------------------   --------------------   ----------
Basic EPS                      $  691,501              1,671,459        $0.41
Effect of Diluted
 Securities:
  Stock Options                         -                 23,946
  ESOP                                  -                 12,741
                -------------------------   --------------------   ----------
Diluted EPS                    $  691,501              1,708,146        $0.40


                                       For the Quarter Ended
                -------------------------------------------------------------
                                         December 31, 2000
                -------------------------------------------------------------
                Income (Numerator) Amount   Shares (Denominator)   Per Share
                -------------------------   --------------------   ---------
Basic EPS                     $   508,860              1,670,434       $0.30
Effect of Diluted
 Securities:
  Stock Options                         -                 18,006
  ESOP                                  -                 13,766
                -------------------------   --------------------   ---------


Diluted EPS                   $   508,860              1,702,206       $0.30

                 Security Federal Corporation and Subsidiaries
       Notes to Consolidated Financial Statements (Unaudited), Continued

8.   Earnings Per Share, Continued

                                    For the Nine Months Ended
                -------------------------------------------------------------
                                         December 31, 2001
                -------------------------------------------------------------
                Income (Numerator) Amount   Shares (Denominator)   Per Share
                -------------------------   --------------------   ----------
Basic EPS                      $1,797,557              1,671,034        $1.08
Effect of Diluted
 Securities:
  Stock Options                         -                 22,300
  ESOP                                  -                 13,166
                -------------------------   --------------------   ----------

Diluted EPS                    $1,797,557              1,706,500        $1.05


                                    For the Nine Months Ended
                -------------------------------------------------------------
                                         December 31, 2000
                -------------------------------------------------------------
                Income (Numerator) Amount   Shares (Denominator)   Per Share
                -------------------------   --------------------   ----------
Basic EPS                      $1,535,979              1,672,798        $0.92
Effect of Diluted
 Securities:
  Stock Options                         -                 18,006
  ESOP                                  -                 11,402
                -------------------------    -------------------   ----------
Diluted EPS                    $1,535,979              1,702,206        $0.90

                  Security Federal Corporation and Subsidiaries

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Changes in Financial Condition

Total assets of the Company increased $35.4 million or 10.7% during the nine months ended December 31, 2001 due primarily to increases of $31.5 million or 42.4% in total investment securities, and an increase of $9.4 million, or 4.1% in total net loans receivable offset partially by a $4.2 million or 33.5% decrease in cash and cash equivalents.

Residential real estate loans, net of loans in process, decreased $15.6 million or 13.7% during the period while other loans increased $25.4 million or 21.4%.

Real estate acquired in settlement of loans increased $166,000 to $296,000 during the nine months ended December 31, 2001.

Non-accrual loans totaled $1.0 million at December 31, 2001 compared to $183,000 at March 31, 2001. Non-accrual loans have averaged $875,000 during the fiscal year. The Bank classifies all loans as non-accrual when they become 90 days or more delinquent. The Bank had four loans totaling $626,000 at December 31, 2001 that were troubled debt restructurings compared to $587,000 at March 31, 2001. The four loans, a $16,000 consumer loan, a $61,000 single family residential loan, a $58,000 commercial loan secured by two single-family rental properties, and a $491,000 commercial loan secured by commercial real estate were current as of December 31, 2001. All troubled debt restructurings are also considered impaired. At December 31, 2001, the Bank held $829,000 in impaired loans compared to $789,000 at March 31, 2001.

Deposits increased $37.2 million or 14.5% during the nine months ended December 31, 2001. Federal Home Loan Bank (FHLB) advances decreased $4.0 million or 9.5% due to the increase in deposits.

The Board of Directors declared the 42nd, 43rd, and 44th consecutive quarterly dividend of $.02 per share per quarter in May, August, and November 2001, which totaled $101,000. The employee stock ownership trust of the Company paid $57,000 in principal on the employee stock ownership plan loan during the nine-month period. Unrealized net gains on securities available for sale, net of tax, increased $261,000 during the nine months ended December 31, 2001.
The Company's net income for the nine months was $1.8 million. These items combined to increase shareholders' equity by $2.0 million or 8.6% during the nine months ended December 31, 2001. Book value per share was $15.27 at December 31, 2001 compared to $14.07 at March 31, 2001.

Liquidity and Capital Resources

In accordance with Office of Thrift Supervision (OTS) regulations, the Company is required to maintain a liquidity ratio at specified levels that are subject to change. Currently, a minimum of 4.0% of the combined total of deposits and certain borrowings must be maintained in the form of cash or eligible investments. The Company's average liquidity during the nine months ended December 31, 2001 was approximately 21%. The Company's current liquidity level is deemed adequate to meet the requirements of normal operations, potential deposit outflows, and loan demand while still allowing for optimal investment of funds and return on assets.

Loan repayments and maturities of investments are a significant source of funds, whereas loan disbursements are a primary use of the Company's funds. During the nine months ended December 31, 2001, loan disbursements exceeded loan repayments resulting in a $9.4 million or 4.1% increase in total net loans receivable.

Deposits and other borrowings are also an important source of funds for the Company. During the nine months ended December 31, 2001, deposits increased $37.2 million while FHLB advances decreased $4.0 million. The Bank had $52.9 million in additional borrowing capacity at the FHLB at the end of the period. At December 31, 2001, the Bank had $127.9 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a major portion of these certificates will be renewed.

Liquidity resources at December 31, 2001 are sufficient to meet outstanding mortgage loan commitments of $270,000 and unused lines of credit of $28.8 million. Management believes that the Company's liquidity needs will continue to be supported by the Company's deposit base and borrowing capacity during the next year.

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

                     Security Federal Corporation and Subsidiaries

                   Management's Discussion and Analysis of Results of
                          Operations and Financial Condition

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
------------------------------------------------------------------

Net Income

Net income was $692,000 for the three months ended December 31, 2001, representing an increase in earnings of $183,000 or 36.1% compared to $508,000 for the same period in 2000.

Net Interest Income

Net interest income increased $719,000, or 28.2%, to $3.3 million during the three months ended December 31, 2001 compared to $2.6 million for the same period in 2000. The increase is a result of a decrease in total interest expense.

Interest income on loans increased $33,000 to $4.9 million during the period as a result of total net loans increasing in the portfolio. Investment, mortgage-backed, and other securities interest income decreased $119,000 or 8.5% as a result of a decrease in the average yield in the investment portfolio of 68 basis points. Total interest income decreased $86,000 or 1.4% compared to the same period in 2000.

Total interest expense decreased $805,000, or 21.6%, to $2.9 million during the nine months ended December 31, 2001 compared to $3.7 million for the same period one-year earlier. Interest expense on deposits decreased $221,000 or 8.6% during the period as the average cost of deposits decreased despite deposits increasing significantly during the quarter ended December 31, 2001. Interest expense on advances and other borrowings decreased $584,000 or 50.9% as the average amount of debt outstanding decreased and the cost of those borrowings decreased during the 2001 period compared to same period in 2000.

Provision for Loan Losses

The Bank's provision for loan losses was $500,000 and $150,000 during the three months ended December 31, 2001 and 2000, respectively. The amount of the provision is determined by Management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $1.0 million at December 31, 2001 compared to $183,000 at March 31, 2001. The ratio of allowance for loan losses to the Company's total loans was 1.37% at December 31, 2001 and 1.19% at March 31, 2001. Net charge-offs were $162,000 for the three months ended December 31, 2001 compared to $7,000 during the same period in 2000.

                 Security Federal Corporation and Subsidiaries

               Management's Discussion and Analysis of Results of
                       Operations and Financial Condition

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001, Continued
-----------------------------------------------------------------------------

Other Income

Total other income increased $463,000, or 78.4%, to $1.0 million during the three months ended December 31, 2001compared to $591,000 for the same period in 2000. The increase is a result of the increase in the gain on sale of loans, which increased $412,000 during the period. Loan servicing fees decreased $35,000 while service fees on deposit accounts increased $51,000. The Company sold its remaining lots in its real estate development partnership in March 2001. Therefore, there was no income from real estate operations in the 2001 quarter, while during the 2000 quarter, the loss from real estate operations was $14,000. The Company has no plans to further invest in real estate for development at this time. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions, and other miscellaneous fees increased $20,000 during the three months ended December 31, 2001.

General and Administrative Expenses

General and administrative expenses increased $507,000, or 23.0%, to $2.7 million during the three months ended December 31, 2001 compared to $2.2 million for the same period in 2000.

Salaries and employee benefits expense grew $299,000 or 24.8% due to the opening and staffing of a new full-service branch office in West Columbia, South Carolina, normal salary increases, and an increase in business development officers. Occupancy expense increased $34,000 or 18.2% during the period due to the opening of the new branch office. Advertising expense decreased $21,000 while the depreciation and maintenance of equipment expense increased $21,000 during the quarterly period. FDIC insurance premiums remained stable at $12,000 during both periods while the amortization of intangibles expense was $116,000 during the three months ended December 31 in 2001 and 2000. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, increased $174,000 or 47.0% for the three months ended December 31, 2001 compared to the three months ended December 31, 2000.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2001
-----------------------------------------------------------------

Net Income

Net income was $1.8 million for the nine months ended December 31, 2001, representing an increase in earnings of $262,000 or 17.0% compared to $1.5 million for the same period in 2000.

Net Interest Income

Net interest income increased $1.4 million, or 19.1%, to $9.0 million during the nine months ended December 31, 2001 compared to $7.6 million for the same period in 2000. The increase is a result of an increase in total interest income offset in part by an increase in interest expense.

Interest income on loans increased $1.4 million, or 10.3%, to $15.0 million during the nine months in 2001 as a result of total net loans increasing during the period. Investment, mortgage-backed, and other securities interest income decreased $568,000 or 13.1% due to a decrease of 38 basis points in the average yield of the investment portfolio. Total interest income increased $834,000 or 4.7% during the nine months compared to the same period in 2000.

Total interest expense decreased $616,000, or 6.0%, to $9.7 million during the nine months ended December 31, 2001 compared to $10.3 million for the same period one-year earlier. Interest expense on deposits increased $740,000 or 10.2% during the period as deposits grew compared to the average balance in 2000 and the cost of deposits also increased. Interest expense on advances and other borrowings decreased $1.4 million as the average amount of debt outstanding decreased during the 2001 period compared to 2000.

                 Security Federal Corporation and Subsidiaries

               Management's Discussion and Analysis of Results of
                      Operations and Financial Condition

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2001, Continued
----------------------------------------------------------------------------

Provision for Loan Losses

The Bank's provision for loan losses was $925,000 during the nine months ended December 31, 2001 compared to $475,000 during the nine months ended December 31, 2000, an increase of $450,000. The amount of the provision is determined by Management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $1.0 million at December 31, 2001 compared to $183,000 at March 31, 2001. The ratio of allowance for loan losses to the Company's total loans was 1.37% at December 31, 2001 and 1.19% at March 31, 2001. Net charge-offs were $391,000 during the nine months ended December 31, 2001 compared to $145,000 during the same period in 2000.

Other Income

Total other income increased $815,000, or 45.8%, to $2.6 million during the nine months ended December 31, 2001 compared to $1.8 million for the same period one-year earlier. Gain on sale of loans increased $885,000 as the volume of fixed rate mortgage loans sold during the period increased due to mortgage loan rates falling. Loan-servicing fees decreased $71,000 while service fees on deposit accounts grew $103,000 as the number of commercial and personal demand deposit accounts increased. The Company sold its remaining lots in its real estate development partnership in March 2001. Therefore, there was no income from real estate operations in the 2001 quarter, while during the 2000 quarter, income from real estate operations was $47,000. The Company has no plans to further invest in real estate for development at this time. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions, and other miscellaneous fees decreased $59,000 during the nine months ended December 31, 2001.

General and Administrative Expenses

General and administrative expenses increased $1.3 million, or 21.0%, to $7.8 million during the nine months ended December 31, 2001 compared to $6.5 million for the same period in 2000.

Salaries and employee benefits expense increased $924,000 or 26.5% due to the opening and staffing of a new full-service branch office in West Columbia, South Carolina, normal annual salary increases, and an increase in business development officers. Occupancy expense increased by $129,000 or 26.4% during the period due to the opening of the new branch office. Advertising expense decreased $51,000 while the depreciation and maintenance of equipment expense increased $95,000 during the nine-month period. FDIC insurance premiums remained stable at $35,000 during both quarters while amortization of intangibles expense was $349,000 during the nine months ended December 31 in 2001 and 2000, respectively. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, increased $260,000 or 21.6% for the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000.

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

For the nine month period ended December 31, 2001, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 3.24%. As of the year ended March 31, 2001, the interest rate spread was 3.11%. The Company's management believes that the interest rate spread has improved slightly as market interest rates have decreased and liabilities have matured or repriced. The Bank's interest bearing liabilities are currently repricing or maturing at a slightly faster rate than their interest earning assets, and are repricing at lower interest rates, thereby improving the Bank's interest rate spread modestly.

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

          None

Item 5    Other Information
          -----------------

          None

Item 6    Exhibits And Reports On Form 8-K
          --------------------------------

          Exhibits:

          3.1  Articles Of Incorporation*
          3.2 Articles Of Amendment, Dated August 28, 1998, To Articles Of Incorporation**
          3.3  Bylaws***
          10.1 Salary Continuation Agreements****
          10.2 Amendment One To Salary Continuation Agreements*****
          10.3 Stock Option Plan****
          10.4 Incentive Compensation Plan****

      * Filed as an exhibit to the Company's June 23, 1998 proxy statement and incorporated herein by reference.

     ** Filed as an exhibit to the Company's Form 10-QSB for the quarter ended September 30, 1998 pursuant to Section 12(g) of the Securities Exchange Act of 1934. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

    *** Filed as an exhibit to the Company's Form 8-K dated August 31, 1998 and incorporated herein by reference.

   **** Filed on June 28, 1993, as an exhibit to the Company's Annual Report on Form 10-KSB pursuant to Section 12(g) of the Securities Exchange Act of 1934. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

  ***** Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 30, 1993 pursuant to Section 12(g) of the Securities Exchange Act of 1934. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

                 Security Federal Corporation and Subsidiaries

                                Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has d uly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.


                                 SECURITY FEDERAL CORPORATION


Date: February 12, 2002          By: /s/Roy G. Lindburg
                                    --------------------------------
                                    Roy G. Lindburg
                                    Treasurer/CFO
                                    Duly Authorized Representative