Form 10-K
period 2002-03-31
SECURITY FEDERAL CORPORATION
filed 2002-06-25
CIK 818677

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                      ---------------------------------

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended March 31, 2002   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       Commission File Number:  0-16120

                         SECURITY FEDERAL CORPORATION
------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

       South Carolina                                      57-08580504
---------------------------------------------         ------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
 or organization)                                      Identification No.)

1705 Whiskey Road South, Aiken, South Carolina                29803
---------------------------------------------         ------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:      (803) 641-3000
                                                      ------------------------
Securities registered pursuant to Section 12(b)
of the Act:                                                    None
                                                      ------------------------
Securities registered pursuant to Section 12(g)       Common Stock, par value
of the Act:                                              $0.01 per share
                                                      ------------------------
                                                          (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES  X  NO
                                                     ---    ---

     Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     As of June 17, 2002, there were issued and outstanding 1,671,459 shares of the registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of June 17, 2002, was $40.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

                     DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Registrant's Annual Report to Stockholders for the Fiscal Year Ended March 31, 2002. (Parts I and II)

     2. Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders. (Part III)

                                   PART I

ITEM 1.  BUSINESS
         --------

Security Federal Corporation
----------------------------

     Security Federal Corporation (the "Company") was incorporated under the laws of the State of Delaware in July 1987 by authorization of the Board of Directors of Security Federal Bank ("Security Federal" or the "Bank") for the purpose of becoming a savings and loan holding company that acquired all of the outstanding stock of Security Federal issued upon the conversion of Security Federal from the mutual to the stock form (the "Conversion"). Effective August 17, 1998, the Company changed its state of incorporation from Delaware to South Carolina.

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

     At March 31, 2002, the Company had assets of approximately $376.3 million, deposits of approximately $309.0 million and shareholders' equity of approximately $25.4 million.

     The executive office of the Company is located at 1705 Whiskey Road South, Aiken, South Carolina 29803, telephone (803) 641-3000.

Security Federal Bank
---------------------

     General. Security Federal, a federally chartered stock savings bank, is headquartered in Aiken, South Carolina. Security Federal, which has 11 branch offices in Aiken, Bamberg and Lexington Counties, was originally chartered under the name Aiken Building and Loan Association on March 27, 1922. The association received its federal charter and changed its name to Security Federal Savings and Loan Association of Aiken on March 7, 1962, and later changed its name to Security Federal Savings Bank of South Carolina, on November 11, 1986. Effective April 8, 1996, the Bank changed its name to Security Federal Bank. The Bank converted from the mutual to the stock form of organization on October 30, 1987. Security Federal increased its branch network to nine in October 1993 with the completion of its acquisition of four former NationsBank of South Carolina, N.A. branches located in Aiken County. In February 1996, Security Federal opened a new branch office in the Aiken Walmart Superstore, which became the Bank's tenth location. The Bank opened a branch in West Columbia in December 2001, which provides the Bank with the opportunity to expand its market area.

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

     Through a real estate partnership and Willow Woods Associates, the Company was involved in real estate development. The partnership sold its remaining lots in March 2001, and was completely liquidated by March 31, 2002.

Selected Consolidated Financial Information
-------------------------------------------

     This information is incorporated by reference to page 3 of the 2002 Annual Report to Stockholders ("Annual Report").

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

     Adjustable rate mortgage loans ("ARMs") constituted approximately 26.9% of the Bank's total outstanding loan portfolio at March 31, 2002.

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


                                                          At March 31,
                    ---------------------------------------------------------------------------------------
                         2002              2001              2000              1999              1998
                    ---------------   ---------------   ---------------   ---------------   ---------------
                    Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent
                    ------  -------   ------  -------   ------  -------   ------  -------   ------  -------
                                                         (Dollars in Thousands)
TYPE OF LOAN:
-------------

Fixed Rate Loans
----------------
Residential real
 estate........... $ 35,012   14.0%  $ 34,070   13.9%  $ 13,408    6.6% $   7,586    4.7%  $  9,981    7.0%
Commercial business
 and commercial
 real estate......   55,845   22.4     42,877   17.5     39,756   19.6     27,812   17.3     21,863   15.3
Consumer..........   33,185   13.3     32,447   13.3     28,984   14.2     28,492   17.7     29,257   20.5
                   --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
  Total fixed rate
   loans..........  124,042   49.7    109,394   44.7     82,148   40.4     63,890   39.7     61,101   42.8
                   --------  -----   --------  -----   --------  -----   --------  -----   --------  -----

Adjustable rate loans
---------------------

Residential real
 estate (1).......   67,220   26.9     89,913   36.7     86,040   42.3     59,507   36.9     37,701   26.4
Commercial business
 and commercial
 real estate......   41,551   16.7     31,643   12.9     22,306   11.0     24,514   15.3     26,593   18.7
Consumer..........   16,667    6.7     13,830    5.7     12,735    6.3     13,140    8.1     17,242   12.1
                   --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
  Total adjustable
   rate loans.....  125,438   50.3    135,386   55.3    121,081   59.6     97,161   60.3     81,536   57.2
                   --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
  Total loans.....  249,480  100.0%   244,780  100.0%   203,229  100.0%   161,051  100.0%   142,637  100.0%
                             =====             =====             =====             =====             =====
Less
----
Loans in process..   11,288            10,739             7,832             7,151             3,176
Deferred fees and
 discounts........      184               260               275               199               225
Allowance for loan
 losses...........    3,689             2,784             2,121             1,715             1,512
                   --------          --------          --------          --------          --------
  Total loans
   receivable..... $234,319          $230,997          $193,001          $151,986          $137,724
                   ========          ========          ========          ========          ========
-------------
(1)   Includes $734,000, $1.8 million, $2.2 million, $1.6 million and $1.8 million in multi-family dwellings for fiscal years ended March 31, 2002, 2001, 2000, 1999 and 1998, respectively.  Includes residential construction loans.

                                                   3

                                                            At March 31,
                      --------------------------------------------------------------------------------------
                            2002              2001              2000              1999            1998
                      ---------------   ---------------   ---------------   ---------------  ---------------
                      Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent  Amount  Percent
                      ------  -------   ------  -------   ------  -------   ------  -------  ------  -------
                                                        (Dollars in Thousands)
TYPE OF SECURITY:
----------------
Real Estate Loans:
 Residential real
  estate (1)....... $ 86,486   34.7%   $104,819   42.8%  $ 82,754   40.7%  $ 52,860   32.8%  $ 44,232  31.0%
 Construction......   15,746    6.3      19,164    7.8     16,694    8.2     14,233    8.8      3,450   2.4
                    --------  -----    --------  -----   --------  -----   --------  -----   -------- -----
  Total real estate
   loans...........  102,232   41.0     123,983   50.6     99,448   48.9     67,093   41.6     47,682  33.4
                    --------  -----    --------  -----   --------  -----   --------  -----   -------- -----
Commercial business
 and commercial real
 estate............   97,396   39.0      74,520   30.5     62,062   30.6     52,326   32.5     48,456  34.0
Consumer loans:
 Deposit account...    2,160    0.9       2,516    1.0      1,304    0.6      1,213    0.8      1,275   0.9
 Home equity.......   16,052    6.4      13,758    5.6     13,849    6.8     15,818    9.8     20,202  14.1
 Home improvement..   16,390    6.6      17,424    7.1     14,730    7.3     14,903    9.3     16,088  11.3
 Other.............   15,250    6.1      12,579    5.2     11,836    5.8      9,698    6.0      8,934   6.3
                    --------  -----    --------  -----   --------  -----   --------  -----   -------- -----
  Total consumer
   loans...........   49,852   20.0      46,277   18.9     41,719   20.5     41,632   25.9     46,499  32.6
                    --------  -----    --------  -----   --------  -----   --------  -----   -------- -----
    Total loans....  249,480  100.0%    244,780  100.0%   203,229  100.0%   161,051  100.0%   142,637 100.0%
                              =====              =====             =====             =====            =====

Less:
Loans in process...   11,288             10,739             7,832             7,151             3,176
Deferred fees and
 discounts.........      184                260               275               199               225
Allowance for loan
 losses............    3,689              2,784             2,121             1,715             1,512
                    --------           --------          --------          --------          --------
 Total loans
  receivable....... $234,319           $230,997          $193,001          $151,986          $137,724
                    ========           ========          ========          ========          ========

-------------
(1)   Includes $734,000, $1.8 million, $2.2 million, $1.6 million and $1.8 million in multi-family dwellings at March 31, 2002, 2001, 2000, 1999 and 1998, respectively.

                                                   4

    The following schedule illustrates the cash flow of Security Federal's loan portfolio at March 31, 2002. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period when the contract is due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                      At March 31, 2002
                                                      Commercial
                                                     Business and
                        Residential                   Commercial
                       Real Estate(1)  Consumer(2)   Real Estate      Total
                       --------------  -----------   ------------   ---------
                                     (Dollars in Thousands)

Six months or less(3)... $10,576        $ 5,875       $21,336       $ 37,787
Over six months to one
 year...................   7,903          5,620        15,392         28,915
Over one year to three
 years..................   5,015         12,173        28,185         45,373
Three to five years.....   4,004          7,216        22,577         33,797
Over five to ten years..  12,930          8,967         5,308         27,205
Over ten to twenty
 years..................  38,241         10,001         4,598         52,840
More than twenty years..  12,275             --            --         12,275
                         -------        -------       -------       --------
  Total(4).............. $90,944        $49,852       $97,396       $238,192
                         =======        =======       =======       ========
--------------
(1)  Includes multi-family dwellings.
(2)  Includes home improvement loans and equity line of credit loans.
(3) Includes demand loans, loans having no stated maturity and overdraft loans.
(4) Loan amounts are net of undisbursed funds for loans in process of $11.3 million.

     The total amount of loans due after March 31, 2003, which have predetermined or fixed interest rates is $59.0 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $112.5 million.

     Loan Originations, Purchases and Sales. The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                          Year Ended March 31,
                            --------------------------------------------------
                            2002       2001       2000       1999      1998
                            ----       ----       ----       ----      ----
                                        (Dollars in Thousands)

Originated(1):
Adjustable rate -
 residential real
 estate................  $ 41,672   $ 36,998   $ 44,382   $ 36,906   $ 12,080

Fixed rate -
 residential real
 estate................     9,147      6,316      6,193      6,020      3,444

Consumer                   26,916     20,297     17,080     19,564     20,103
Commercial business
 and commercial real
 estate................    50,468     31,623     34,847     25,249     13,698
                         --------   --------   --------   --------   --------
  Total consumer/
   commercial business
   real estate.........    77,384     51,920     51,927     44,813     33,801
                         --------   --------   --------   --------   --------
    Total loans
     originated........  $128,203   $ 95,234   $102,502   $ 87,739   $ 49,325
                         ========   ========   ========   ========   ========

                     (table continued on following page)

                                          Year Ended March 31,
                            --------------------------------------------------
                            2002       2001       2000       1999      1998
                            ----       ----       ----       ----      ----
                                      (Dollars in Thousands)

Purchased..............        --         --        --         --         -

Sold(1):
Fixed rate - residential
 real estate...........  $     --    $    --    $   631    $ 5,644   $ 3,396
Adjustable rate-
 residential real
 estate................        --         --         --         --
Principal repayments...   123,493     53,683     59,693     63,680    53,507
(Increase) decrease in
 other items, net......    (1,378)    (3,555)    (1,163)    (4,153)   (1,467)

Net increase
 (decrease)............  $  3,332    $37,996    $41,015    $14,262   $(9,045)

--------------
(1) Does not include loans in the amount of $51.4 million, $29.5 million, $16.0 million, $28.1 million and $7.9 million that were originated with prior commitments to be purchased by institutional investors and sold during the fiscal years ended March 31, 2002, 2001, 2000, 1999 and 1998, respectively.

     In addition to interest earned on loans, the Bank receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for the creation of the loan.

     The Bank's loan origination fees generally range from 1% to 2% on conventional residential mortgages, commercial real estate loans and commercial business loans. The total fee income (including amounts amortized to income as yield adjustments) for the fiscal year ended March 31, 2002 was $971,000.

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

                                         At or for the Year Ended March 31,
                                         ----------------------------------
                                           2002        2001        2000
                                           ----        ----        ----
                                               (Dollars in Thousands)

Net deferred loan origination fees
 earned during the period(1)............   $224        $149        $65

Mortgage loan origination fees earned
 as a percentage of total loans
 originated during the period...........    0.2%        0.2%       0.1%

Net deferred loan origination fees in
 loan portfolio at end of period........   $184        $260       $275

-------------
(1) Includes amounts amortized to interest income as yield adjustments. Does not include fees earned on loans sold.

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

     Secondary market sales have been made primarily to FHLMC, or other banks or investors. FHLMC is a quasi-governmental agency that purchases residential mortgage loans from federally insured financial institutions and certain other lenders. All loans sold to FHLMC are without recourse to Security Federal and essentially all other loans sold to other investors are without recourse. For the past few years, substantially all loans have been sold on a service released basis. Previous to that, some loans sold to FHLMC, FNMA, and one other investor, had been sold service retained, whereby Security Federal would collect a .25% to .375% servicing fee on the principal balance of the loan serviced. However, the pricing on loans sold service released is more favorable to the borrower. Because of that, Security Federal's loan serviced for others portfolio was ever shrinking. Due to the fixed costs of servicing that portfolio, Security Federal sold its loan serviced for others portfolio for a before tax, net gain of approximately $400,000 in the last quarter of fiscal 2001. At March 31, 2001, Security Federal was sub-servicing this portfolio of approximately $47.0 million for the buyer, which transfer took place in April 2001. In fiscal 2002, Security Federal sold $84.5 million on a service released basis on the secondary market. Loans closed but not yet settled with FHLMC or other investors, are carried in the Bank's "loans held for sale" portfolio. At March 31, 2002, the Bank held $2.2 million of loans held for sale. All of such loans were originated for investors based upon prior commitments to purchase the loans at a set price. As a result, these loans present no market risk to Security Federal. These loans are normally delivered and paid for within 30 days after the date of closing.

     The Bank also originates and holds fixed rate construction loans or fixed rate lot loans. The construction loans are for one year terms. Lot loans are financed on a two, three, or five year balloon term. At March 31, 2002, the Bank held $35.0 million or 14.0% of the total loan portfolio in these fixed rate loans in its residential portfolio.

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

     Upon receipt of a loan application and all required related information from a prospective borrower, the loan application is submitted for approval or rejection. The residential mortgage loan underwriters approve loans which meet FHLMC and FNMA underwriting requirements, not to exceed $275,000 per loan, and the government loan direct endorser approves Federal Housing Administration ("FHA") loans not to exceed $132,000 and Veterans' Administration ("VA") loans not to exceed $203,000. The Chairman, Chief Executive Officer, President of the Bank or Senior Consumer/Commercial Loan Officer approve loans of $250,000 or less, except as set forth above. Loans in excess of $250,000 require approval of any two of the above and any loan in an amount in excess of $350,000 must be approved by the Bank's Executive Committee, which operates as the Bank's Loan Committee. The loan approval limits shown are the aggregate of all loans to any one borrower or entity.

     The general policy of Security Federal is to issue loan commitments to qualified borrowers for a specified time period. These commitments are generally for a period of 45 days or less. With management approval, commitments may be extended for a longer period. The total outstanding amount of mortgage loan commitments issued by Security Federal as of March 31, 2002, was approximately $272,000 (excluding undisbursed portions of construction loans in process). Security Federal also had outstanding commitments available on retail lines of credit (including home equity and other consumer loans) totaling $23.2 million as of March 31, 2002. See Note 13 of Notes to Consolidated Financial Statements contained in the Annual Report.

     Permanent Residential Mortgage Lending. Residential real estate mortgage loans constituted approximately 34.7% of the Bank's total outstanding loan portfolio at March 31, 2002.

     Security Federal offers a variety of ARMs which offer adjustable rates of interest, payments, loan balances or terms to maturity which vary according to specified indices. The Bank's ARMs generally have a loan term of 15 to 30 years with rate adjustments every one to three years during the term of the loan. Most of the Bank's ARMs contain a 100 or 200 basis point limit as to the maximum amount of change in the interest rate at any adjustment period and a 500 or 600 basis point limit over the life of the loan. The Bank generally originates ARMs to hold in its portfolio. Such loans are generally made consistent with FHLMC and FNMA guidelines. At March 31, 2002, residential ARMs totaled $67.2 million, or 26.9% of the Bank's loan portfolio. For the year ended March 31, 2002, the Bank originated $50.8 million in residential real estate loans, 82.0% of which had adjustable rates of interest.

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

     The Bank also provides construction financing for single family dwellings both to owner-occupants and to builders for resale. Construction loans are generally made for periods of six months to one year. Typically, interest rates on interim construction loans are made on a fixed-rate basis. At March 31, 2002, residential construction loans on one- to four-family dwellings totaled $15.7 million, or 6.3% of the Bank's loan portfolio. In addition to the factors mentioned above concerning the creditworthiness of the borrower, on loans of this type the Bank seeks to evaluate the financial condition and prior performance of the builder.

     Commercial Business and Commercial Real Estate Loans. The commercial business and commercial real estate loans originated by the Bank are primarily secured by business properties, churches, income property developments, undeveloped land, business equipment, furniture and fixtures, inventory, and receivables. At March 31, 2002, the Bank had approximately $97.4 million or 39.0% of the Bank's total loan portfolio, in commercial business and commercial real estate loans. Approximately $57.0 million or 58.5% of commercial business and commercial real estate loans were secured primarily by real estate at March 31, 2002. Loans secured by commercial real estate are typically written for terms of 10 to 20 years. Commercial loans not secured by real estate are typically based on terms of three to 60 months. Fixed rate loans typically balloon at the end of three to seven years. Adjustable rate loans are usually tied to the prime interest rate as quoted in the Wall Street Journal and adjust monthly or annually.

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

     At March 31, 2002, the Bank did not have any commercial business or commercial real estate loans to one borrower in excess of $4.0 million. Federal law restricts the Bank's permissible lending limits to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus. The Bank has only infrequently made loans to one borrower equal to the amount federal law allows or approximately $4.3 million as calculated at March 31, 2002.

     Consumer Loans. The Bank originates consumer loans for any personal, family or household purpose, including but not limited to the financing of home improvements, automobiles, boats, mobile homes, recreational vehicles and education. In addition, the Bank has expanded its home equity lending program. Home equity loans are secured by mortgage lines on the borrower's principal or second residence. At March 31, 2002, the Bank had $12.4 million of home equity lines of credit outstanding and $21.0 million of additional commitments of such lines of credit. The Bank also makes secured and unsecured lines of credit available. Although consumer loans involve a higher level of risk than one- to four-family residential mortgage loans, they generally carry higher yields and have shorter terms to maturity than one- to four-family residential mortgage loans. The Bank has increased its origination of consumer loans during the past several years and at March 31, 2002, the Bank had total consumer loans of $49.9 million, or 20.0% of the Bank's loan portfolio.

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

     The Bank also has a credit card program. As of March 31, 2002, 1,228 Visa credit cards had been issued by the Bank with total approved credit lines of $3.1 million, of which $955,000 was outstanding.

Loan Delinquencies and Defaults
-------------------------------

     General. The Bank's collection procedures provide that when a real estate loan is approximately 20 days past due, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and establish a program to bring the loan current. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates foreclosure proceedings after the customer has been notified by certified mail. At March 31, 2002, the Bank had property acquired as the result of foreclosures, in-substance foreclosure or by deed in lieu of foreclosure and other property repossessed classified as repossessed assets valued at $98,000.

     Delinquent Loans. The following table sets forth information concerning delinquent mortgage and other loans at March 31, 2002. The amounts presented represent the total remaining principal balances of the related loans (before specific reserves for losses), rather than the actual payment amounts which are overdue.


                                       Real Estate                         Non-Real Estate
                          -------------------------------------    ------------------------------------
                                                                                         Commercial
                             Residential          Commercial           Consumer           Business
                          -----------------   -----------------    ----------------   -----------------
                          Number     Amount   Number     Amount    Number    Amount   Number     Amount
                          ------     ------   ------     ------    ------    ------   ------     ------
                                                       (Dollars in Thousands)
Loans delinquent for:
30 - 59 days............    11       $  570      5        $366       154     $2,178     14        $300
60 - 89 days............    --           --     --          --        27        370      5         144
90 days and over........     4          761      6         214        18        350      3          65
                            --       ------     --        ----       ---     ------      -        ----

Total delinquent loans..    15       $1,331     11        $580       199     $2,898     22        $509
                            ==       ======     ==        ====       ===     ======     ==        ====


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

     At March 31, 2002, approximately $2.6 million of the Bank's assets were classified "substandard." The Bank had no loans classified as "special mention," "doubtful" or "loss " at March 31, 2002. As of March 31, 2002, there were loans totaling $622,000 which were troubled debt restructurings within the meaning of Statement of Financial Accounting Standard ("SFAS") No. 15 of which none were classified substandard. The Bank's policy is to classify all troubled debt restructurings as substandard. The Bank's classification of assets is consistent with OTS regulatory classifications.

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

     The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio.

                                               March 31,
                            --------------------------------------------------
                            2002       2001       2000       1999      1998
                            ----       ----       ----       ----      ----
                                      (Dollars in Thousands)
Loans Delinquent 60 to 89
 Days:
 Residential............. $   --     $   --     $  163     $  226    $   79
 Consumer................    370        320         95         64       113
 Commercial business and
  real estate............    144        274         43         18       195
                          ------     ------     ------     ------    ------
   Total.................    514     $  594     $  301     $  308    $  387
                          ======     ======     ======     ======    ======
   Total as a percentage
    of total assets......   0.14%      0.18%      0.10%      0.12%     0.18%

Non-Accruing Loans
 Delinquent
 90 Days or More:
 Residential.............    761     $   --     $  335     $  362    $  570
 Consumer................    350        172        386        307       432
 Commercial business and
  real estate............    279         11        169        513     1,032
                          ------     ------     ------     ------    ------
   Total................. $1,390     $  183     $  890     $1,182    $2,034
                          ======     ======     ======     ======    ======
   Total as a percentage
    of total assets......   0.37%      0.06%      0.29%      0.46%     0.94%

Troubled debt
 restructurings.......... $  622     $  587     $  784     $  706(1) $  763(2)
Repossessed assets....... $   98     $  130     $  332     $  154    $  165
Allowance for loan
 losses.................. $3,689     $2,784     $2,121     $1,715    $1,512

----------------
(1) $155,000 of troubled debt restructurings are included in non-accruing loans.
(2) $86,000 of troubled debt restructurings are included in non-accruing loans.

     For the fiscal year ended March 31, 2002, the interest income which would have been recognized with respect to non-accruing loans, had such loans been current in accordance with their original terms and with respect to troubled debt restructurings, had such loans been current in accordance with their original terms, totaled $58,000, compared to $13,000 for the year ended March 31, 2001.

     At March 31, 2002, non-accrual loans totaled $1.4 million compared to $183,000 and $890,000 at March 31, 2001 and 2000, respectively. Until March 31, 1998, the Bank had classified all loans as non-accrual when they were 60 days or more delinquent. Beginning March 31, 1998, the Bank has classified all loans as non-accrual when they are 90 days or more delinquent as is more common industry practice. Included in non-accruing loans at March 31, 2002 were four residential real estate loans totaling $761,000 and nine commercial loans totaling $279,000 and 18 consumer loans totaling $350,000. Of the 18 consumer loans on non-accrual status at fiscal year end, no loan exceeded $75,000. Of the nine commercial loans on non-accrual status at fiscal year end, no loan exceeded $100,000.

     The Bank had four loans totaling $622,000 at fiscal year end which were troubled debt restructurings compared to three loans of $587,000 at March 31, 2001. None of the four troubled debt restructurings were 30 days or more delinquent or on a non-accrual status. The four troubled debt restructurings were a consumer loan of $60,000 secured by a residential dwelling, a $16,000 commercial loan secured by a second mortgage on a residence, a $57,000 commercial loan secured by two rental properties, and a $489,000 commercial loan secured by commercial real estate.

     At March 31, 2002, repossessed assets had an outstanding carrying value of $98,000 and consisted of one parcel of land and three vehicles.

     Provision for Losses on Loans and Repossessed Assets. Security Federal recognizes that credit losses will be experienced during the course of making loans and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the underlying security for the loan.

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

     At March 31, 2002, total reserves relating to loans were $3.7 million.
In determining the adequacy of the reserve for loan losses, management reviews past experience of loan charge-offs, the level of past due and non-accrual loans, the size and mix of the portfolio, general economic conditions in the market area, and individual loans to identify potential credit problems. Commercial business, commercial real estate and consumer loans have increased to $147.2 million, or 59.0% of the Bank's total loan portfolio at March 31, 2002, and it is anticipated there will be a continued emphasis on this type of credit. Although commercial business and consumer loans carry a higher level of credit risk than conventional residential mortgage loans, the level of reserves reflects management's continuing evaluation of this risk based on upon the Bank's past loss experience. At fiscal year end, the Bank's ratio of loans delinquent more than 60 days to total assets was 0.51%. These delinquent loans are considered to be well secured and are in the process of collection. Management believes that reserves for loan losses are at a level adequate to provide for inherent loan losses. Although management believes that it has considered all relevant factors in its estimation of future losses, future adjustments to reserves may be necessary if conditions change substantially from the assumptions used in making the original estimations. Regulators will from time to time evaluate the allowance for loan losses which are subject to adjustments based upon the information available to the regulators at the time of their examinations.

     Management believes the Bank has no undue concentration of loans in any one particular industry. At March 31, 2002, the Bank had no allowance for losses on real estate owned.

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                              At March 31,
                            --------------------------------------------------
                            2002       2001       2000       1999       1998
                            ----       ----       ----       ----       ----
                                      (Dollars in Thousands)

Balance at beginning of
 year..................... $2,784     $2,121     $1,715     $1,512     $1,768

Provision charged to
 operations...............  1,525        925        750        600        780

Charge-offs:
 Residential real estate..      5          4         --          2         --
 Commercial business and
  commercial real estate..    229         86        114        193        660
 Consumer.................    584        240        269        235        633
                           ------     ------     ------     ------     ------
   Total charge-offs......    818        330        383        430      1,293
                           ------     ------     ------     ------     ------

Recoveries:
 Residential real estate..      6         17         --         --         --
 Commercial business......     41          4          1          2         56
 Consumer.................    151         47         38         31        201
                           ------     ------     ------     ------     ------
   Total recoveries.......    198         68         39         33        257
                           ------     ------     ------     ------     ------

Balance at end of year.... $3,689     $2,784     $2,121     $1,715     $1,512
                           ======     ======     ======     ======     ======

Ratio of net charge-offs
 during the year to
 average loans outstanding
 during the year..........   0.26%      0.12%      0.20%      0.28%      0.72%
                           ======     ======     ======     ======     ======

     The distribution of the Bank's allowance for loan losses at the dates indicated is summarized in the following table.  The entire allowance is available to absorb losses from all loan categories.

                                                      At March 31,
                   ----------------------------------------------------------------------------------------
                         2002              2001              2000              1999              1998
                   ----------------  ----------------  ----------------  ----------------  ----------------
                           Percent           Percent           Percent           Percent           Percent
                           of Loans          of Loans          of Loans          of Loans          of Loans
                           in Each           in Each           in Each           in Each           in Each
                           Category          Category          Category          Category          Category
                           to Total          to Total          to Total          to Total          to Total
                   Amount  Loans     Amount  Loans     Amount  Loans     Amount  Loans     Amount  Loans
                   ------  --------  ------  --------  ------  --------  ------  --------  ------  --------
                                                    (Dollars in Thousands)
Residential....... $  435    41.0%   $  374    50.6%   $  258    48.9%   $  198    41.6%   $  140    33.4%
Consumer..........  1,405    20.0     1,205    18.9       870    20.5       647    25.9       551    32.6
Commercial business
 and commercial
 real estate......  1,849    39.0     1,205    30.5       993    30.6       870    32.5       821    34.0
                   ------   -----    ------   -----    ------   -----    ------   -----    ------   -----
  Total........... $3,689   100.0%   $2,784   100.0%   $2,121   100.0%   $1,715   100.0%   $1,512   100.0%
                   ======   =====    ======   =====    ======   =====    ======   =====    ======   =====

                                                   14

Service Corporation
-------------------

     As a federally chartered savings bank, Security Federal is permitted by OTS regulations to invest up to 3% of its assets in the stock of service corporations. Provided that any investment in excess of 2% of its assets must be primarily for community, inner-city or community development purposes. At March 31, 2002, Security Federal's net investment in its service corporations (including loans to service corporations) totaled $414,000. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings bank may engage in directly.

     Security Federal Insurance ("SFINS"), Security Federal Investments ("SFINV") and Security Federal Trust ("SFT"). SFINS, SFINV AND SFT, wholly owned subsidiaries of the Bank, were formed during fiscal 2002 and began operating during the December 2001 quarter. SFINS is an insurance agency offering business, health, home and life insurance. SFINS had a net loss of $125,000 for the fiscal year ended March 31, 2002 and total assets of $7,100 at that date. SFINV engages primarily in investment brokerage services.
SFINV had a net loss of $149,000 for the fiscal year ended March 31, 2002 and total assets of $90,000 at that date. SFT offers trust, financial planning and financial management services. SFT had a net loss of $99,000 for the fiscal year ended March 31, 2002 and total assets of $74,000 at that date. The operations of SFINS, SFINV and SFT are included in the Company's Consolidated Financial Statements.

     Security Financial Services Corporation ("SFSC"). SFSC was incorporated in 1975 as a wholly owned subsidiary of the Bank. Its primary activity was investment brokerage services. SFSC is currently inactive.

     Real Estate Partnership. The Company has developed real estate through two real estate partnerships which it purchased from SFSC at market value in December 1995. Each project was designed primarily to develop and sell residential lots in and around the Bank's primary lending area. One project was completed during fiscal 1998 and the other project was completed during fiscal 2001. The Company had no investment in the remaining project at March 31, 2002. The Company has no current plans for additional real estate ventures.

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

     Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of March 31, 2002, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was approximately 29%.

     The following table sets forth the composition of the Company's portfolio of securities and other investments, not including mortgage-backed securities.

                                                     At March 31,
                                             ----------------------------
                                             2002        2001        2000
                                             ----        ----        ----
                                                    (In Thousands)

Interest bearing deposit at FHLB.........  $ 5,205     $ 5,586     $ 1,069
                                           -------     -------     -------
  Total..................................  $ 5,205     $ 5,586     $ 1,069
                                           =======     =======     =======

Investment Securities:
 Available for sale:
  GNMA bond..............................       --     $ 1,975     $    --
  U.S. Treasury obligations..............       --          --       1,001
  FHLB securities........................   50,829      26,253      41,484
  Federal Farm Credit Bank securities....    8,526       5,022       9,716
  FHLMC bonds............................    2,002       2,039       1,965
                                           -------     -------     -------
   Total securities available for sale...   61,357      35,289      54,166
                                           -------     -------     -------

Held to Maturity:
  FHLB securities........................       --          --          --
  FNMA securities........................      163         266         266
  FHLMC bonds............................       --          --          --
                                           -------     -------     -------
   Total securities held to maturity.....      163         266         266
                                           -------     -------     -------

Total securities(1)......................   61,520      35,555      54,432
FHLB stock...............................    2,669       3,431       2,606
                                           -------     -------     -------

Total securities and FHLB stock (1)......  $64,189     $38,986     $57,038
                                           =======     =======     =======
-------------------
(1)  Does not include mortgage-backed securities.

     At March 31, 2002, the Company did not have any investment securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total book value in excess of 10% of stockholders' equity.


     The following table sets forth the maturities or repricing of investment securities and FHLB stock at
March 31, 2002, and the weighted average yields of such securities and FHLB stock (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).  Callable securities are shown at their likely call dates based on current interest rates.

                                                         Maturing or Repricing
                              ---------------------------------------------------------------------------
                                                  After One But        After Five But
                              Within One Year    Within Five Years    Within Ten Years    After Ten Years
                              ---------------    -----------------    ----------------    ---------------
                              Amount    Yield    Amount     Yield     Amount     Yield    Amount    Yield
                              ------    -----    ------     -----     ------     -----    ------    -----
                                                         (Dollars in Thousands)
U.S. Government and other
 agency obligations.........  17,781    4.57%    44,366     4.62%        --        --       --        --
FHLB stock (1)..............      --      --      2,669     5.75         --        --       --        -
                              ------    ----     ------     ----        ---       ---      ---       ---
  Total.....................  17,781    4.57%    47,035     4.69%        --        --       --         -
                              ======    ====     ======     ====        ===       ===      ===       ===

(1)  FHLB stock has no stated maturity date.




     For information regarding the market value of the Bank's securities portfolios, see Notes 2 and 3 of Notes to Consolidated Financial Statements contained in the Annual Report.

     The Bank has sold securities under an agreement to repurchase when it is a cost effective method to acquire funds. The Bank did not engage in such transactions during fiscal 2002. See "-- Borrowings."

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

     The Bank had $14.5 million, $10.2 million, $10.7 million and $9.4 million of mortgage-backed securities issued by FHLMC at March 31, 2002, 2001 and 2000, respectively. The Bank had $28.2 million in mortgage-backed securities issued by FNMA and $14.7 million issued by GNMA at March 31, 2002, compared to $12.0 million in mortgage-backed securities issued by FNMA and $16.6 million issued by GNMA at March 31, 2001, and $14.1 million in mortgage-backed securities issued by FNMA and $12.2 million issued by GNMA at March 31, 2000.

                                                  At March 31,
                                       --------------------------------
                                       2002           2001         2000
                                       ----           ----         ----
                                            (Dollars in Thousands)
Available for Sale:
 FHLMC............................   $13,099        $ 8,195      $ 8,304
 FNMA.............................    28,239         12,031       14,120
 GNMA.............................    14,667         16,596       12,231
                                     -------        -------      -------
 Total............................   $56,005        $36,822      $34,655
                                     =======        =======      =======

     The following table sets forth the composition of the mortgage-backed securities held to maturity portfolio at the dates indicated.

                                                   At March 31,
                                    ----------------------------------------
                                       2002           2001           2000
                                    ----------     ----------     ----------
                                    Book Value     Book Value     Book Value
                                    ----------     ----------     ----------
                                             (Dollars in Thousands)
Held to Maturity:
 FHLMC............................    $1,373         $2,028          $2,444
                                      ======         ======          ======


     At March 31, 2002, the Company did not have any mortgage-backed securities (exclusive of obligations of agencies of the U.S. Government) issued by any one entity with a total book value in excess of 10% of stockholders equity.

     For information regarding the market values of Security Federal's mortgage-backed securities portfolio, see Notes 2 and 3 of the Notes to Consolidated Financial Statements contained in the Annual Report.




     The following table sets forth the maturities or repricings and the weighted average yields of the mortgage-backed securities at March 31, 2002.  Not considered in the preparation of the table below is the effect of prepayments.  The table is prepared using amortized cost.

                                               Maturing or Repricing                          March 31, 2002
                          -----------------------------------------------------------------
                             Less Than         1 to 5          5 to 10            Over           Balance
                               1 Year           Years           Years          Ten Years       Outstanding
                          --------------   --------------   --------------   --------------   --------------
                          Amount   Yield   Amount   Yield   Amount   Yield   Amount   Yield   Amount   Yield
                          ------   -----   ------   -----   ------   -----   ------   -----   ------   -----
                                                    (Dollars in Thousands)
FNMA...................  $11,719   5.50%  $ 8,795    5.95%  $ 7,530   5.53%   $ --      --   $28,044   5.65%
FHLMC..................      262   6.89    10,830    5.91     3,364   5.90      --      --    14,456   5.93
GNMA...................    7,570   5.54     3,783    6.20     3,194   5.11      --      --    14,547   5.62
                         -------   ----   -------    ----   -------   ----    ----     ---    -------  ----
Total..................  $19,551   5.53%  $23,408    5.97%  $14,088   5.52%   $ --      --%  $57,047   5.71%
                         =======   ====   =======    ====   =======   ====    ====     ===   =======   ====







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

     In addition, the Bank originates loans for other financial institutions and FHLMC with their prior commitment to purchase the loan at a set price. The amount of these loans originated and sold depends primarily on loan demand. During fiscal 2002, the Bank originated $51.4 million of such loans for other financial institutions. See "-- Loan Originations, Purchases and Sales."

     Deposits. The Bank attracts both short-term and long-term deposits from the general public by offering a wide assortment of account types and rates. In recent years, market conditions have required the Bank to rely increasingly on short-term accounts and other deposit alternatives that are more responsive to market interest rates than the passbook accounts and regulated fixed interest rate, fixed-term certificates that were the Bank's primary source of deposits before

1978. The Bank offers regular passbook accounts, checking accounts, various money market accounts, fixed interest rate certificates with varying maturities, negotiated rate $100,000 or above jumbo certificates of deposit ("Jumbo CDs") and individual retirement accounts.

     At March 31, 2002, the Bank had no brokered deposits. In addition, the Bank believes that, based on its experience over the past several years, its passbook and transaction accounts are stable sources of deposits.

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs for the periods indicated.

                                            At March 31,
                        ----------------------------------------------------
                             2002               2001            2000
                        ----------------  ----------------  ----------------
                                 Percent           Percent           Percent
                        Amount  of Total  Amount  of Total  Amount  of Total
                        ------  --------  ------  --------  ------  --------
                                       (Dollars in Thousands)
Interest Rate Range:
-------------------
Passbook accounts
 0 % - 2.50%......... $ 15,107     4.9%  $ 12,911    5.0%  $ 13,203    5.8%
NOW and other
 transaction accounts
 0% - 4.89%..........   71,907    23.2     61,453   23.9     58,305   25.5
Money market funds
 2.20% - 5.13%.......   74,075    24.0     49,856   19.4     51,636   22.5
                      --------   -----   --------  -----   --------  -----

   Total non-
    certificates..... $161,089    52.1%  $124,220   48.3%  $123,144   53.8%
                      ========   =====   ========  =====   ========  =====

Certificates:
------------
0.00-4.99%........... $127,068    41.1   $ 10,021    3.9   $ 15,575    6.8
5.00-6.99%...........   19,982     6.5    112,040   43.5     90,104   39.4
7.00-8.99%...........      899     0.3     11,129    4.3         --      -
                      --------   -----   --------  -----   --------  -----

   Total
    certificates.....  147,949    47.9   $133,190   51.7%  $105,679   46.2%
                      --------   -----   --------  -----   --------  -----

   Total deposits.... $309,038   100.0%  $257,410  100.0%  $228,823  100.0%
                      ========   =====   ========  =====   ========  =====

     The Bank relies to a limited extent upon locally obtained Jumbo CDs to maintain its deposit levels. At March 31, 2002, Jumbo CDs constituted 14.7% of the Bank's total deposits. Security Federal has not relied heavily on Jumbo CDs to manage interest rate sensitivity.

     The following table sets forth the deposit flows at the Bank during the periods indicated.

                                         Years Ended March 31,
                                ----------------------------------------
                                2002              2001              2000
                                ----              ----              ----
                                        (Dollars in Thousands)

Opening balance........... $   257,410       $   228,823       $   216,533
Deposits..................   1,116,106         1,058,611         1,015,561
Withdrawals...............  (1,074,461)       (1,039,969)       (1,011,879)
Interest credited.........       9,983             9,945             8,608
                           -----------       -----------       -----------
Ending balance............     309,038           257,410           228,823
                           -----------       -----------       -----------
Net increase (decrease)... $    51,628       $    28,587       $    12,290
                           ===========       ===========       ===========
Percent increase
 (decrease)...............        20.1%             12.5%              5.7%
                                  ====              ====               ===

     The following table shows rate and maturity information for the Bank's  certificates of deposit as of
March 31, 2002.

                          Less than     2.00-     3.00-     4.00-     5.00-     6.00-     7.00-
                             2.00%      2.99%     3.99%     4.99%     5.99%     6.99%     7.99%     Total
                          ---------    ------     -----     -----     -----     -----     -----     -----
                                                         (Dollars in Thousands)

Certificate accounts
maturing in quarter
ending:
June 30, 2002...........    2,293      25,291     4,548     7,470     4,079     3,366       344     47,391
September 30, 2002......    1,607      15,419     8,609     4,428     3,047     2,406        57     35,573
December 31, 2002.......       22       9,192    10,912     2,455       772       723       408     24,484
March 31, 2003..........       --       5,582     9,748     1,527       482     1,124        64     18,527
June 30, 2003...........       --       1,940     5,711       306       295       820        26      9,098
September 30, 2003......       --       2,499       410       894        94       174        --      4,071
December 31, 2003.......       --         264       674       138        64        17        --      1,157
March 31, 2004..........       --         206       417       195        22       288        --      1,128
June 30, 2004...........       --          29        86       102       100        --        --        317
September 30, 2004......       --          --        89       660        77        --        --        826
December 31, 2004.......       --          --       140       139        35        --        --        314
Thereafter                     --          --       104     2,963     1,888       108        --      5,063
                            -----      ------    ------    ------    ------     -----       ---    -------
  Total.................    3,922      60,422    41,448    21,277    10,955     9,026       899    147,949
                            =====      ======    ======    ======    ======     =====       ===    =======



     The following table indicates the amount of the Bank's deposits of $100,000 or more by time remaining until maturity at March 31, 2002.

                                                        Passbook, NOW and
                         Certificates of Deposit      Money Market Accounts
                         -----------------------      ---------------------
                                     (Dollars in Thousands)
Maturity Period
---------------
Three months or less....       $18,932                       $58,940
Over three through six
 months.................        11,211                            --
Over six through twelve
 months.................         9,895                            --
Over twelve months......         5,447                            --
                               -------                       -------
  Total.................       $45,485                       $58,940
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

     Occasionally, the Bank has used the sale of securities under agreements to repurchase as a source of funds. The securities sold pursuant to these agreements consist of mortgage loans which have been convened to FHLMC participation certificates. The Bank has sold securities under agreements to repurchase to both FHLMC and Wachovia

Bank and Trust Company. These funds are used whenever its costs are favorable compared to alternative sources of funds. At March 31, 2002, the Bank had no wholesale repurchase agreements outstanding. At March 31, 2002, the Bank had $6.2 million in retail repurchase agreements with an average rate of 1.73%. These repurchase agreements are included in "Other Borrowings" in the consolidated financial statements.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances at the dates indicated.

                                          Years Ended March 31,
                                   -----------------------------------
                                   2002           2001            2000
                                   ----           ----            ----
                                         (Dollars in Thousands)
Maximum Balance:
FHLB advances.................  $43,058         $68,620          $50,611

Average Balance:
FHLB advances.................  $35,351         $58,555          $31,909

     The following table sets forth information as to the Bank's borrowings and the weighted average interest rates thereon at the dates indicated.

                                            At Ended March 31,
                                   -----------------------------------
                                   2002           2001            2000
                                   ----           ----            ----
                                         (Dollars in Thousands)
Balance:
FHLB advances.................   $33,108        $42,704         $50,611

Weighted Average Interest Rate:
At Fiscal Year End:
 FHLB advances................      6.09%          5.99%           5.99%
During Fiscal Year:
 FHLB advances................      5.98%          6.42%           5.65%

Competition
-----------

     The Bank serves the counties of Aiken, Bamberg, and Lexington, South Carolina through its eleven branch offices located in Aiken, Denmark, North Augusta, Graniteville, Langley, Clearwater, Wagener, and West Columbia, South Carolina. On October 21, 1993 the Bank expanded its market area through the acquisition of four branch offices of NationsBank of South Carolina, N.A. The branches are located in Langley, Graniteville, Clearwater and Wagener, Aiken County, South Carolina. In December 2000, the Bank opened its West Columbia office.

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

     All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the fiscal year ended March 31, 2002 was $79,000.

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

     The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB of Atlanta. The Bank is in compliance with this requirement with an investment in FHLB of Atlanta stock of $2.7 million at March 31, 2002.

     Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Atlanta.

     The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid in the past and could do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). The Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

     As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1, or core capital, to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     The premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about 1.88 points for each $100 in domestic deposits for SAIF and BIF insured institutions. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017 through 2019.

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

     Liquidity Requirements. Federal regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. Liquid assets include cash, cash equivalents consisting of short-term interest-earning deposits, certain other time deposits, and other obligations generally having remaining maturities of less than five years. Liquidity management is both a daily and long-term responsibility of management. We adjust liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-bearing deposits, and (iv) the objectives of its asset/liability management program. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

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

     At March 31, 2002, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Bank fails to meet any standard prescribed by the Guidelines, the OTS may require the Bank to submit to the OTS an acceptable plan to achieve compliance with the standard. Management is aware of no conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

     Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in
Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 2002, the Bank met the test and its QTL percentage was 81%.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "-- Savings and Loan Holding Company Regulation."

     Capital Requirements. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At March 31, 2002, the Bank had tangible capital of $25.5 million, or 6.8% of adjusted total assets, which is approximately $19.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At March 31, 2002, the Bank had core capital equal to $25.6 million, or 6.8% of adjusted total assets, which is $10.6 million above the minimum leverage ratio requirement of 4% as in effect on that date.

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

     On March 31, 2002, the Bank had total risk-based capital of approximately $28.3 million, including $25.6 million in core capital and $2.7 million in qualifying supplementary capital, and risk-weighted assets of $230.3 million, or total capital of 12.3% of risk-weighted assets. This amount was $9.9 million above the 8% requirement in effect on that date.

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

     Generally, savings institutions, such as the Bank, that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends in accordance with this general authority.

     Savings institutions proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "-- Capital Requirements."

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At March 31, 2002, the Bank's limit on loans to one borrower was $4.3 million. At March 31, 2002, the Bank's largest single loan to one borrower was $4.0 million, which was performing according to its original terms.

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

     Community Reinvestment Act. Under the federal Community Reinvestment Act ("CRA"), all federally-insured financial institutions have a continuing and affirmative obligation consistent with safe and sound operations to help meet all the credit needs of their delineated communities. The CRA does not establish specific lending requirements or programs nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to meet all the credit needs of its delineated community. The CRA requires the federal banking agencies, in connection with regulatory examinations, to assess an institution's record of meeting the credit needs of its delineated community and to take such record into account in evaluating regulatory applications to establish a new branch office that will accept deposits, relocate an existing office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, among others. The CRA requires public disclosure of an institution's CRA rating. The Bank received an "outstanding" rating as a result of its latest evaluation.

     Regulatory and Criminal Enforcement Provisions. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1.1 million per day in especially egregious cases. Under the FDIA, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Savings and Loan Holding Company Regulation
-------------------------------------------

     The Company is a unitary savings and loan holding company subject to regulatory oversight of the OTS. Accordingly, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings association.

New Legislation
---------------

     Gramm-Leach-Bliley Financial Services Modernization Act. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 was signed into law. The purpose of this legislation was to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

     - repealed the historical restrictions and eliminated many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

     - provided a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

     - broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

     - provided an enhanced framework for protecting the privacy of consumer information;

     - adopted a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB system;

     -    modified the laws governing the implementation of the CRA; and

     - addressed a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

     The USA Patriot Act. In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

     Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

     - Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.

     - Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

     - Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

     - Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

     - Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

     During the first quarter of 2002 the Federal Crimes Enforcement Network (FinCEN), a bureau of the Department of Treasury, issued proposed and interim regulations to implement the provisions of Sections 312 and 352 of the USA Patriot Act. To date, it has not been possible to predict the impact the USA PATRIOT ACT and its implementing regulations may have on the Company and the Bank.

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

     Activities. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF insured savings association) would generally become subject to additional restrictions. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. Federal law provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

     Qualified Thrift Lender Test. If the Bank fails the QTL test, within one year the Company must register as, and will become subject to, the significant activity restrictions applicable to bank holding companies. See "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test" for information regarding the Bank's QTL test.

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

     Audits. The Company, the Bank and its consolidated subsidiary have been audited or their books closed without audit by the IRS with respect to consolidated federal income tax returns through March 31, 1994. See Note 10 of Notes to Consolidated Financial Statements contained in the Annual Report for additional information regarding income taxes.

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

ITEM 2.  PROPERTIES
         ----------

     At March 31, 2002, Security Federal owned the buildings and land for its main office, five of its branch offices, including the operations center, leased the land and owned the improvements thereon for one of its offices, and leased the remaining five offices. The property related to the offices owned by Security Federal had a depreciated cost (including land) of approximately $2.2 million at March 31, 2002. At March 31, 2002, the aggregate net book value of leasehold improvements (excluding furniture and equipment) associated with leased premises was $1.2 million. See Note 5 of Notes to Consolidated Financial Statements contained in the Annual Report.

     The following table sets forth the net book value of the offices owned (including land) and leasehold improvements on properties leased by Security Federal at March 31, 2002.

                                                Date
                                     Lease      Facility   Gross
                         Owned or  Expiration   Opened/    Square   Net Book
   Location               Leased     Date       Acquired   Footage    Value
----------------         --------  ----------   --------   -------   --------

Main Office:

 1705 Whiskey Road S.      Owned       N/A        1980      10,000   $402,000
 Aiken, South Carolina

Full Service Branch
 Offices

 149 E. Baruch Street      Owned       N/A        1984       2,258    173,000
 Denmark, South Carolina

 100 Laurens Street, N.W.  Leased      2013       1959       4,500     13,000
 Aiken, South Carolina

 313 East Martintowne Road Owned(1)    N/A        1973       4,356     95,000
 North Augusta,
 South Carolina

 1665 Richland Avenue, W.  Owned       N/A        1984       1,942    216,000
 Aiken, South Carolina

 Montgomery & Canal
 Streets                   Leased      2007       1993(2)    3,576    215,000
 Masonic Shopping Center
 Graniteville,
 South Carolina

 2812 Augusta Road         Owned       N/A        1993(2)    2,509    163,000
 Langley, South Carolina

 Highway 125 and Highways
 1 and 78                  Leased      2003       1993(2)    2,287    123,000
 Midland Valley Shopping
 Center
 Clearwater, South Carolina

 118 Main Street North     Owned       N/A        1993(2)    3,600    238,000
 Wagener, South Carolina

 Wal-Mart Superstore       Leased      2001       1996         517    130,000
 2035 Whiskey Road
 Aiken, South Carolina

 1185 Sunset Boulevard
 West Columbia,
 South Carolina            Leased      2015       2000      10,000    740,000

Operations Center:

 871 East Pine Log Road    Owned       N/A        1988      10,000    901,000
 Aiken, South Carolina

                             (footnotes on following page)

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2002.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         -----------------------------------------------------------------
         MATTERS
         -------

     The information contained in the section captioned "Shareholders Information -- Price Range of Common Stock" and "-- Dividends" in the Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     The information contained in the section captioned "Selected Consolidated Financial and Other Data" in the Annual Report is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     Independent Auditors' Report*
     Consolidated Balance Sheets, March 31, 2002 and 2001*
     Consolidated Statements of Income For the Years Ended March 31, 2002,
       2001 and 2000*
     Consolidated Statements of Changes in Shareholders' Equity For the Years
       Ended March 31, 2002, 2001 and 2000*
     Consolidated Statements of Cash Flows For the Years Ended March 31, 2002,
       2001 and 2000*
     Notes to Consolidated Financial Statements*
     Quarterly Financial Data (unaudited)*

     * Contained in the Annual Report filed as an exhibit hereto and incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

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

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     The information contained in the section captioned "Executive Officers" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

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

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

(a) 1.    Financial Statements.
          ---------------------
          For a list of the financial statements filed as part of this report see Part II - Item 8.

    2.    Financial Statement Schedules.
          ------------------------------
          All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report filed as an exhibit hereto.

    3.    Exhibits:

          3.1    Articles of Incorporation, as amended*
          3.2    Bylaws**
          4      Instruments defining the rights of security holders,
                 including indentures***
          10     Executive Compensation Plans and Arrangements:
                 Salary Continuation Agreements****
                 Amendment One to Salary Continuation Agreements*****
                 1999 Stock Option Plan**
                 1987 Stock Option Plan****
                 Incentive Compensation Plan****
          13     Annual Report to Stockholders
          21     Subsidiaries of Registrant
          23     Consent of Elliott Davis, LLC

                 (footnotes on following page)

-------------
* Filed on June 26, 1998, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
** Filed on March 2, 2000, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference.
*** Filed on August 12, 1987, as an exhibit to the Company's Registration Statement on Form 8-A and incorporated herein by reference.
**** Filed on June 28, 1993, as an exhibit to the Company's Annual Report on Form 10-KSB and incorporated herein by reference.
***** Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.

(b)  Reports on Form 8-K.
-------------------------

     During the three months ended March 31, 2002, the Company filed the following Current Report on Form 8-K:

     On January 9, 2002, the Company filed a Form 8-K for a press release announcing the election of J. Chris Verenes and Thomas C. Clark as directors of the Company, the Bank and the Bank's subsidiaries.

                                 SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SECURITY FEDERAL CORPORATION

Date:  June 25, 2002                 By: /s/ Timothy W. Simmons
                                         ----------------------------
                                         Timothy W. Simmons
                                         President, Chief Executive Officer
                                         and Director
                                         (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Timothy W. Simmons                                     June 25, 2002
    -----------------------------------------------
    Timothy W. Simmons
    President, Chief Executive Officer and Director
    (Principal Executive Officer)

By: /s/ Roy G. Lindburg                                        June 25, 2002
    -----------------------------------------------
    Roy G. Lindburg
    Treasurer and Chief  Financial Officer
    (Principal Financial and Accounting Officer)

By: /s/ T. Clifton Weeks                                       June 25, 2002
    -----------------------------------------------
    T. Clifton Weeks
    Chairman of the Board and Director

By: /s/ Gasper L. Toole III                                    June 25, 2002
    -----------------------------------------------
    Gasper L. Toole III
    Director

By: /s/ Harry O. Weeks Jr.                                     June 25, 2002
    -----------------------------------------------
    Harry O. Weeks Jr.
    Director

By: /s/ Robert E. Alexander                                    June 25, 2002
    -----------------------------------------------
    Robert E. Alexander
    Director

By: /s/ Thomas L. Moore                                        June 25, 2002
    -----------------------------------------------
    Thomas L. Moore
    Director

By: /s/ William Clyburn                                        June 25, 2002
    -----------------------------------------------
    William Clyburn
    Director


By: /s/ Thomas C. Clark                                        June 25, 2002
    -----------------------------------------------
    Thomas C. Clark
    Director

By: /s/ J. Chris Verenes                                       June 25, 2002

    -----------------------------------------------
    J. Chris Verenes
    Director

                             INDEX TO EXHIBITS


Exhibit Number
--------------

      13         Annual Report to Stockholders

      21         Subsidiaries of the Registrant

      23         Consent of Elliott Davis, LLC

                                 Exhibit 13

                       Annual Report to Stockholders

                                TABLE OF CONTENTS


Letter to Shareholders ............................................         1

Financial Highlights...............................................         2

Selected Consolidated Financial and Other Data ....................         3

Management's Discussion and Analysis of Financial Condition and
 Results of Operations ............................................         4

Report of Elliott Davis, LLC, Independent Auditors  ...............        17

Consolidated Balance Sheets .......................................        18

Consolidated Statements of Income .................................        19

Consolidated Statements of Shareholders' Equity ...................        20

Consolidated Statements of Cash Flows .............................        21

Notes to Consolidated Financial Statements ........................        23

Shareholders Information ..........................................        42

Security Federal Bank Board of Directors and Management Team ......        44

Fellow Shareholders:

We are pleased to report another consecutive year of record earnings. Net income for our most recent fiscal year ending March 31, 2002 increased 18% to $2.5 million compared to $2.1 million, or $1.50 per share compared to $1.27 per share, for the fiscal year ending March 31, 2001. Total assets reached a record high of over $376 million and total loans reached a record high of over $234 million. Our asset growth during the year was primarily funded by deposits which increased $51.6 million or 20% to over $309 million.

In view of our record earnings, your Board of Directors approved a dividend of $.02 per share which was paid on June 14, 2002 to shareholders of record as of May 31, 2002. This represented the 46th consecutive quarterly dividend paid since the Bank's conversion to a stock form of ownership in 1987.

During the year, we formed three new subsidiaries of the Bank, Security Federal Insurance, Inc., Security Federal Investments, Inc., and Security Federal Trust, Inc. These companies were formed to complement the deposit and loan services offered by the Bank and help us achieve our long-term goal of offering a complete menu of financial services. Security Federal Insurance, Inc. offers homeowners, auto, business, life, long-term care, and other various insurance products. Security Federal Investments, Inc. offers complete brokerage services, which include stocks, bonds, mutual funds and other investment vehicles. Security Federal Trust, Inc. offers full service trust services including financial planning. These three companies provide needed services to our customers and fee income to our Company.

The past year also noted the 80th anniversary of the formation of Security Federal Bank. We are blessed not only to have our Company prosper, but more importantly to be associated with so many good people who include our shareholders, our customers, and our dedicated employees. Thank you for your continued support.

Sincerely,                                     Sincerely,


/s/T. Clifton Weeks                            /s/Timothy W. Simmons
T. Clifton Weeks                               Timothy W. Simmons
Chairman                                       President & Chief Executive
                                               Officer

                  SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
                              FINANCIAL HIGHLIGHTS

                                                    Years Ended March 31,
                                               ------------------------------
                                                     2002            2001
                                               --------------  --------------
Net Income                                     $   2,509,586   $   2,127,434
Earnings Per Share - Basic                              1.50            1.27
Book Value Per Share                                   15.20           14.07
Total Interest Income                             24,632,275      24,152,829
Total Interest Expense                            12,211,657      13,871,311
Net Interest Income Before Provision For
 Loan Losses                                      12,420,618      10,281,518
Provision For Loan Losses                          1,525,000         925,000
Net Income After Provision For Loan Losses        10,895,618       9,356,518
Net Interest Margin                                     3.73%           3.38%
Total Loans Originated                           179,646,000     115,586,000
Adjustable Rate Loans As A Percentage Of
  Total Gross Loans                                     50.3%           55.3%


  NET INCOME (In Thousands)                      EARNINGS PER SHARE - BASIC

   1998     $1,713                                 1998     $1.02
   1999      1,806                                 1999      1.07
   2000      2,021                                 2000      1.20
   2001      2,127                                 2001      1.27
   2002      2,510                                 2002      1.50


  RETURN ON EQUITY                               TOTAL ASSETS (In Millions)

   1998      9.96%                                 1998     $216
   1999      9.56%                                 1999      255
   2000     10.41%                                 2000      305
   2001      9.98%                                 2001      331
   2002      9.97%                                 2002      376


  BOOK VALUE PER SHARE                           ALLOWANCE FOR LOAN LOSSES(1)

   1998      10.73                                 1998     1.09%
   1999      11.62                                 1999     1.12%
   2000      11.78                                 2000     1.09%
   2001      14.07                                 2001     1.19%
   2002      15.20                                 2002     1.55%

                      (1) ALLOWANCE FOR LOSSES AS A PERCENTAGE OF TOTAL LOANS.


                               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                               Selected Consolidated Financial and Other Data

                                                     At Or For The Year Ended March 31,
                                  ---------------------------------------------------------------
                                    2002          2001          2000          1999          1998
                                  ---------------------------------------------------------------
Balance Sheet Data                           (Dollars In Thousands, Except Per Share Data)
--------------------------
Total Assets                      $376,320       $330,642     $304,802      $254,718     $215,512
Cash And Cash Equivalents           11,528         12,616        7,417         6,951        4,659
Investment And Mortgage-           118,898         74,405       91,531        85,569       62,813
 Backed Securities
Loans Receivable-Net (1)           234,319        230,997      193,001       151,986      137,724
Deposits                           309,038        257,410      228,823       216,533      181,786
Advances From Federal Home
 Loan Bank                          33,108         42,704       50,611        14,600       12,126
Total Shareholders' Equity          25,401         23,500       19,759        19,560       18,076

Income Data
--------------------------
Total Interest Income               24,632         24,153       19,805        17,312       16,618
Total Interest Expense              12,211         13,871       10,378         8,638        8,001
                                   -------        -------      -------       -------      -------
Net Interest Income                 12,421         10,282        9,427         8,674        8,617
Provision For Loan Losses            1,525            925          750           600          780
                                   -------        -------      -------       -------      -------
Net Interest Income After
 Provision For Loan Losses          10,896          9,357        8,677         8,074        7,837
Other Income                         3,465          2,739        2,296         2,641        2,004
General And Administrative
 Expense                            10,337          8,851        7,845         7,962        7,220
Income Taxes                         1,514          1,118        1,107           947          908
                                   -------        -------      -------       -------      -------
Net Income                        $  2,510          2,127     $  2,021       $ 1,806      $ 1,713
                                   =======        =======      =======       =======      =======
Per Common Share Data
--------------------------
Net Income Per Common Share
 (Basic)                          $   1.50           1.27      $  1.20       $  1.07      $  1.02
                                   =======        =======      =======       =======      =======
Cash Dividends Declared           $   0.08           0.08      $  0.08       $  0.07      $  0.06
                                   =======        =======      =======       =======      =======
Other Data
--------------------------
Interest Rate Spread Information:


  Average During Period               3.42%          3.00%        3.19%         3.53%        4.00%
  End Of Period                       3.48%          3.11%        2.90%         3.15%        3.91%
Net Interest Margin (Net Interest
 Income/Average Earning Assets)       3.73%          3.38%        3.54%         3.96%        4.33%
Average Interest-Earning Assets
 To Average Interest-
 Bearing Liabilities                108.80%        108.39%      109.11%       110.85%      108.27%
Equity To Total Assets                6.75%          7.11%        6.48%         7.68%        8.39%
Non-Performing Assets To
 Total Assets (2)                      .40%           .11%         .40%          .52%        1.02%
Return On Assets (Ratio Of Net
 Income To Average Total Assets)       .71%           .66%         .72%          .77%         .80%
Return On Equity (Ratio Of Net
 Income To Average Equity)            9.97%          9.98%       10.41%         9.56%        9.96%
Equity To Assets Ratio (Ratio
 Of Average Equity To Average
 Total Assets)                        7.14%          6.62%        6.93%         8.08%        8.05%
Dividend Pay-Out Ratio On
 Common Shares                        5.33%          6.30%        6.67%         6.54%        5.87%
Number Of Full-Service Offices          11             11           10            10           10

(1) INCLUDES LOANS HELD FOR SALE
(2) NON-PERFORMING ASSETS CONSIST OF NON-ACCRUAL LOANS AND REPOSSESSED ASSETS.

                                             3

                  SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

General

The following discussion is presented to provide the reader with an understanding of the financial condition and results of operations of Security Federal Corporation and its subsidiaries. The investment and other activities of the parent company, Security Federal Corporation ("the Company"), have had no significant impact on the results of operations for the periods presented in the financial statements. The information presented in the following discussion of financial results is indicative of the activities of Security Federal Bank ("the Bank"), a wholly owned subsidiary of the Company. The Bank is a federally chartered thrift that was founded in 1922. The Bank also has three wholly owned subsidiaries that were formed in the fiscal year ended March 31, 2002.

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

Forward-Looking Statements

This document, including information included or incorporated by reference, contents, and future filings by the Company on Form 10-K, Form 10Q, and Form 8-K, and future oral and written statements by the Company and its management may contain forward-looking statements about Security Federal Corporation and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance; growth opportunities; interest rates; acquisition and divestiture opportunities; and synergies, efficiencies, cost-savings, and funding advantages expected to be realized from prior acquisitions. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates, and intentions of Management and are not guarantees of future performance. Factors which could affect results include interest rate trends, the general economic climate in the Company's market area and the nation as a whole, the ability of the Company to control costs and expenses, deposit flows, demand for mortgages and other loans, real estate values and vacancy rates, competition, pricing, loan delinquency rates and changes in federal regulation. These factors should be considered in evaluating "forward-looking statements," and undue reliance should not be placed on any such statements. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, identified in our filings with the Securities and Exchange Commission ("SEC"), and presented by our Management from time to time could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.

Asset and Liability Management

The Bank's program of asset and liability management seeks to limit the Bank's vulnerability to material and prolonged increases or decreases in interest rates, or "interest rate risk." The principal determinant of the exposure of the Bank's earnings to interest rate risk is the timing difference ("gap") between the repricing or maturity of the Bank's interest-earning assets and the repricing or maturity of its interest-bearing liabilities. If the maturities of the Bank's assets and liabilities were perfectly matched and the interest rates borne by its assets and liabilities were equally flexible and moved concurrently (neither of which is the case), the impact on net interest income of any material and prolonged changes in interest rates would be minimal.

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition
                      and Results of Operations

Asset and Liability Management, Continued

The Bank's asset and liability policies are directed toward the objectives of increasing the interest rate sensitivity of the Bank's assets by shortening their maturities or periods to reprice while reducing the interest rate sensitivity of the Bank's interest-bearing liabilities by extending their maturities. The success of Management's strategy is evidenced by the composition of the loan portfolio that includes $125.4 million of adjustable rate consumer loans, commercial loans, and mortgage loans or approximately 50.3% of total gross loans at March 31, 2002. At March 31, 2002, the negative mismatch of interest-earning assets repricing or maturing within one year with interest- bearing liabilities repricing or maturing within one year was $93.4 million or 24.8% of total assets compared to $107.2 million or 32.4% at March 31, 2001. The decrease in the negative gap was due to an increase in loans repricing in the less than one year category.

During the past year, the Bank originated approximately $41.7 million in adjustable rate residential real estate loans, which are generally held for investment and not sold. Also, as part of the Bank's asset liability program, the Bank originated a total of $77.4 million in consumer and commercial loans, which are usually short term in nature. During fiscal 2002, 94.9% of total loan originations were comprised of consumer, commercial, and adjustable rate mortgage loans compared to 93.4% of total originations in fiscal 2001. The Bank's portfolio of consumer and commercial loans was $147.2 million at March 31, 2002, $120.8 million at March 31, 2001, and $103.8 million at March 31, 2000. Consumer and commercial loans combined were 59.0% of total loans at March 31, 2002; 49.3% at March 31, 2001; and 51.5% at March 31, 2000.

The Bank originated $9.1 million, $6.3 million, and $6.2 million in fixed rate residential loans, most of which were residential lot loans with terms of two to five years, in fiscal 2002, 2001, and 2000, respectively. At March 31, 2002, these fixed rate residential loans, including construction loans with terms of one year or less, amounted to $35.0 million or 14.0% of the total loan portfolio compared to $34.1 million or 13.9% at the end of the previous fiscal year. The Bank sells virtually all its 15 year and 30 year fixed rate mortgage loans at origination. In fiscal 2001, the Bank decided to no longer service loans for Freddie Mac or other investors, because of the fixed cost of servicing those loans, while the income stream generated by that portfolio was shrinking due to prepayments. Thus, during fiscal 2002, the Bank sold its new fixed rate residential loan originations exclusively on a service-released basis. The Bank sold $631,000 in fixed rate residential loans to secondary market agencies on a service-retained basis in fiscal 2000 and $5.6 million in fiscal 1999. Fixed rate residential loans passed directly on to institutional investors including Freddie Mac, on a service-released basis, totaled $84.5 million in fiscal 2002, $29.5 million in fiscal 2001, and $16.0 million in fiscal 2000.

Certificates of deposit of $100,000 or more "Jumbo Certificates" are normally considered to be interest rate sensitive because of their relatively short maturities. Many financial institutions have used Jumbo Certificates to manage interest rate sensitivity and liquidity. The Bank has not relied on Jumbo Certificates for liquidity or asset liability management. As of March 31, 2002, the Bank had $45.5 million outstanding in Jumbo Certificates compared to $35.7 million at March 31, 2001. The Bank was more aggressive on bidding or municipalities' and individual's Jumbo Certificates this past year as Management saw opportunities to arbitrage successfully with these funds. The Bank has no brokered deposits.

The following table sets forth the maturity schedule of certificates of deposit with balances of $100,000 or greater at March 31, 2002.

                    Within 3 Months               $ 18,932,000
                    After 3, Within 6 Months        11,211,000
                    After 6, Within 12 Months        9,895,000
                    After 12 Months                  5,447,000
                                                  ------------
                                                  $ 45,485,000
                                                  ============

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

                  SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

Asset and Liability Management, Continued

The table on the following page sets forth the Bank's interest-bearing liabilities and interest-earning assets being repriced or maturing within one year. The table on page 7 presents the Bank's entire interest-bearing liabilities and interest-earning assets into repricing or maturity time periods. Both tables present adjustable rate loans in the periods they are scheduled to reprice, not mature. Both tables also assume investments reprice at the earlier of maturity; the likely call date, if any, based on current interest rates; or the next scheduled interest rate change, if any. NOW accounts, money market accounts, and regular savings accounts are assumed to reprice in the less than three-months category.

The following table sets forth the Bank's interest-bearing liabilities and interest-earning assets repricing or maturing within one year.

                                                    At March 31
                                              ------------------------
                                                  2002         2001
                                              -----------  -----------
                                               (Dollars in Thousands)

  Loans (1)                                   $   138,923  $   100,482
  Mortgage-Backed Securities:
   Held To Maturity                                   328          638
   Available For Sale                              24,937       17,184
  Investment Securities:
   Held To Maturity                                   163          266
   Available For Sale                              17,635       21,355
  Other Interest-Earning Assets                     5,205        5,586
                                              -----------  -----------
  Total Interest Rate Sensitive Assets
    Repricing Within 1 Year                   $   187,191  $   145,511
                                              -----------  -----------

  Deposits                                        269,438      239,711
  FHLB Advances And Other Borrowed Money           11,169       12,969
                                              -----------  -----------
  Total Interest Rate Sensitive Liabilities
    Repricing Within 1 Year                   $   280,607  $   252,680
                                              -----------  -----------
  Gap                                         $   (93,416) $  (107,169)
                                              ===========  ===========

  Interest Rate Sensitive Assets/Interest
    Rate Sensitive Liabilities                      66.71%       57.59%
  Gap As A Percent Of Total Assets                 (24.8)%      (32.4)%

(1) LOANS ARE NET OF UNDISBURSED FUNDS AND LOANS IN PROCESS.

                                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                         Management's Discussion and Analysis of Financial Condition
                                         and Results of Operations

Asset and Liability Management, Continued

The following table sets forth the interest sensitivity of the Bank's assets and liabilities at March 31,
2002, on the basis of the factors and assumptions set forth in the table on the previous page.



                                      Remaining Time Before Asset/Liability Matures Or Can Be Repriced
                                --------------------------------------------------------------------------
                                < Three    3 -12     1 - 3     3 - 5    5 - 10   10 - 20   > 20
                                 Months    Months    Years     Years    Years    Years     Years   Total
                                --------  --------  -------   -------  -------- --------  ------- --------
                                                        (Dollars in Thousands)
Interest-Earnings Assets
-------------------------
Loans (1)                       $ 78,115  $ 60,808  $67,145   $21,670   $ 6,798  $ 3,455   $  201  $238,192

Mortgage-Backed Securities:
  Held To Maturity, At Cost          107       221      529       173       343        -        -     1,373
  Available For Sale, At Fair
    Value                          9,147    15,790   16,044     8,681     4,981    1,285       77    56,005
Investment Securities: (2)
  Held To Maturity, At Cost          163         -        -         -         -        -        -       163
  Available For Sale, At Fair
    Value                          6,024    11,611   36,721     7,000         -        -        -    61,356

  FHLB Stock, At Cost                  -         -    2,669         -         -        -        -     2,669
Other Interest-Earning Assets      5,205         -        -         -         -        -        -     5,205
                                --------  --------  -------   -------  -------- --------  -------  --------
Total Financial Assets          $ 98,761  $ 88,430 $123,108  $ 37,524   $12,122  $ 4,740  $   278  $364,963
                                ========  ======== ========  ========  ======== ========  =======  ========
Interest-Bearing Liabilities
-----------------------------
Deposits:
  Certificate Accounts          $ 47,391  $ 79,583 $ 17,657  $  3,318   $     -  $     -  $     -  $147,949
  NOW Accounts                    53,282         -        -         -         -        -        -    53,282
  Money Market Accounts           74,075         -        -         -         -        -        -    74,075
  Passbook Accounts               15,107         -        -         -         -        -        -    15,107
Borrowings                         6,169     5,000   10,108    18,000         -        -        -    39,277
                                --------  --------  -------   -------  -------- --------  -------- --------
Total Interest-Bearing
  Liabilities                   $196,024  $ 84,583  $27,765  $ 21,318  $      -  $     -  $     -  $329,690
                                ========  ======== ========  ========  ======== ========  =======  ========

Current Period Gap              $(97,263) $  3,847  $95,343  $ 16,206  $ 12,122  $ 4,740  $   278  $ 35,273
Cumulative Gap                  $(97,263) $(93,416) $ 1,927  $ 18,133  $ 30,255  $34,995  $35,273  $ 35,273
Cumulative Gap As A
  Percent Of Total  Assets         (25.8)%   (24.8)%    0.5%      4.8%      8.0%     9.3%     9.4%      9.4%


(1) LOANS ARE NET OF UNDISBURSED FUNDS AND LOANS IN PROCESS.
(2) CALLABLE SECURITIES ARE SHOWN AT THEIR LIKELY CALL DATES BASED ON MANAGEMENT'S ESTIMATES AT MARCH 31,
    2002.




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

                  SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Financial Condition

Total assets at March 31, 2002 were $376.3 million, an increase of $45.7 million or 13.8% from March 31, 2001. This increase was the result of a slight increase in net loans receivable and a significant increase in total investment securities.

Total net loans receivable were $234.3 million at March 31, 2002; an increase of $3.3 million or 1.4% from the prior year. Residential real estate loans decreased $21.7 million to $100.1 million at March 31, 2002 due primarily to an increase in prepayments and payoffs caused by adjustable rate customers refinancing to fixed rate loans. Fixed rate residential real estate loans are not retained in the Bank's portfolio, but are sold immediately on the secondary market. Security Federal sells virtually all its long-term fixed rate mortgages, while retaining its adjustable rate mortgages originated. Consumer loans increased $3.6 million while commercial business and commercial real estate loans increased to $97.4 million at fiscal year end from $74.5 million at March 31, 2001; an increase of $22.9 million or 30.7%. Loans held for sale decreased $80,000 at March 31, 2002 from the previous fiscal year end.

Repossessed assets decreased $32,000 to $98,000 at March 31, 2002 from $130,000 at fiscal year end 2001. Repossessed assets at March 31, 2002 consisted of vehicles and land.

Non-accrual loans totaled $1.4 million at March 31, 2002 compared to $183,000 a year earlier. Non-accrual loans averaged $1.0 during the fiscal year. The Bank classifies all loans as non-accrual when they become 90 days or more delinquent. The Bank had four loans totaling $622,000 at March 31, 2002 that were troubled debt restructurings compared to 6 loans of $587,000 at March 31, 2001. None of the trouble debt restructurings at March 31, 2002 were more than 30 days delinquent. One $16,000 unsecured commercial loan was sixty days delinquent. The four troubled debt restructurings consisted of a $60,000 consumer loan secured by a residential dwelling, a $16,000 commercial loan secured by a second mortgage on a residence, a $57,000 commercial loan secured by two rental properties, and a $489,000 commercial loan secured by commercial real estate. All troubled debt restructurings are also considered impaired. At March 31,2002, the Bank held $897,000 in impaired loans compared to $789,000 at March 31, 2001.

The Bank reviews its loan portfolio and loan loss allowance on a monthly basis. Future additions to the Bank's allowance for loan losses are dependent on, among other things, the performance of the Bank's loan portfolio, the economy, changes in real estate values, and interest rates. There can be no assurance that additions to the allowance will not be required in future periods. Management continually monitors its loan portfolio for the impact of local economic changes. The ratio of allowance for loan losses to total loans was 1.55% at March 31, 2002 compared to 1.19% at March 31, 2001.

Deposits at the Bank increased $51.6 million or 20.1% to $309.0 million at March 31, 2002 from $257.4 million at March 31, 2001. The Bank had tremendous success in attracting money market accounts with aggressive pricing. The addition of a new branch in West Columbia also helped deposit growth. Advances from the Federal Home Loan Bank "FHLB" decreased to $33.1 million at March 31, 2002; down from $42.7 million a year earlier, a decrease of $9.6 million. The Bank was able to pay off advances due to the magnitude of growth in deposits. Other borrowed money, which consists of retail repurchase agreements, increased $2.8 million to a total of $6.2 million during the year compared to $3.4 million at March 31, 2001.

Total shareholders' equity was $25.4 million at March 31, 2002; an increase of $1.9 million or 8.1% compared to $23.5 million a year earlier. The increase was attributable to net income of $2.5 million and a decrease in the indirect guarantee of the ESOP debt of $57,000, offset partially by a decrease in accumulated other comprehensive gain of $531,000 and $135,000 in dividends paid.

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

                                    Fiscal Year 2002 Compared To 2001    Fiscal Year 2001 Compared To 2000
                                   ---------------------------------    ---------------------------------
                                    Volume       Rate         Net        Volume       Rate        Net
                                   ---------   ---------   ---------    ---------   ---------  ----------
                                                                 (In Thousands)
Interest-Earning Assets:
Loans: (1)
  Real Estate Loans                 $    114        (155)        (41)    $  2,005         426       2,431
  Other Loans                          1,819        (835)        984        1,555         330       1,885
                                   ---------   ---------   ---------    ---------   ---------  ----------
Total Loans                            1,933        (990)        943        3,560         756       4,316
Mortgage-Backed Securities (2)           950        (450)        500          (78)        292         214
Investments (2)                         (592)       (359)       (951)        (228)         23        (205)
Other Interest-Earning Assets             51         (64)        (13)           3          20          23
                                   ---------   ---------   ---------    ---------   ---------  ----------
Total Interest-Earning Assets       $  2,342      (1,863)        479     $  3,257       1,091       4,348
                                   =========   =========   =========    =========   =========  ==========
Interest-Bearing Liabilities:
Deposits:
  Certificate Accounts              $  1,589      (1,160)        429     $    687         922       1,609
  NOW Accounts                            52        (110)        (58)          14         (50)        (36)
  Money Market Accounts                  427        (733)       (306)        (232)        112        (120)
  Passbook Accounts                       20         (48)        (28)          (7)          0          (7)
                                   ---------   ---------   ---------    ---------   ---------  ----------
Total Deposits                         2,088      (2,051)         37          462         984       1,446
Borrowings                            (1,280)       (416)     (1,696)       1,907         140       2,047
                                   ---------   ---------   ---------    ---------   ---------  ----------
Total Interest-Bearing Liabilities       808      (2,467)     (1,659)       2,369       1,124       3,493
                                   ---------   ---------   ---------    ---------   ---------  ----------
Effect On Net Income                $  1,534         604       2,138     $    888         (33)        855
                                   =========   =========   =========    =========   =========  ==========

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

                                                Averages For Fiscal Years Ended March 31,
                               ----------------------------------------------------------------------------
                      Yield/             2002                      2001                        2000
                      Rate At  -----------------------   ------------------------   -----------------------
                      March 31 Average           Yield/  Average            Yield/  Average           Yield/
                       2002    Balance  Interest  Rate   Balance  Interest  Rate    Balance  Interest  Rate
                     --------  -------  -------- ------  -------  --------  -----   -------  -------- -----
                                                             (Dollars in Thousands)
Interest-Earning
 Assets:
  Mortgage Loans       7.07%  $105,676    7,833   7.41%  $104,171  $ 7,874   7.56%  $ 77,275   $5,443  7.04%
  Other Loans          7.60%   130,359   11,630   8.92%   110,477   10,646   9.64%    94,241    8,761  9.30%
                     ------   --------  -------   ----   --------  -------   ----   --------   ------  ----
  Total Loans(1)       7.39%   236,035   19,463   8.25%   214,648   18,520   8.63%   171,516   14,204  8.28%
  Mortgage-Back
   Securities(2)       5.71%    50,045    2,753   5.50%    33,707    2,253   6.68%    35,009    2,039  5.82%
  Investments (2)      4.65%    43,924    2,337   5.32%    54,487    3,288   6.03%    58,296    3,493  5.99%

  Other Interest-
   Earning Assets      1.64%     2,598       79   3.04%     1,427       92   6.43%     1,376       69  5.01%
                     ------   --------  -------   ----    -------  -------   ----   --------  -------  ----
Total Interest-
 Earning Assets        6.55%  $332,602   24,632   7.41%  $304,269  $24,153   7.94%   266,197  $19,805  7.44%
                     ======   ========  =======   ====   ========  =======   ====   ========  =======  ====

Interest-Bearing
  Liabilities:
  Certificate
   Accounts           3.59%   $147,263    7,393   5.02%  $117,555  $ 6,964   5.92%   104,978  $ 5,355  5.10%
  NOW Accounts        0.78%     47,691      324   0.68%    41,408      382   0.92%    40,081      418  1.04%
  Money Market
   Accts.             2.73%     57,804    1,983   3.43%    47,682    2,289   4.80%    52,589    2,409  4.58%
  Passbook Accounts   1.75%     13,418      283   2.11%    12,584      311   2.47%    12,890      318  2.47%
                     -----    --------  -------  -----   --------  -------   ----   --------  ------- -----
  Total Interest-
   Bearing Accounts   2.76%    266,176    9,983   3.75%   219,229    9,946   4.54%   210,538    8,500  4.04%
  Other Borrowings    1.73%      4,187      115   2.75%     2,924      167   5.71%     1,534       74  4.82%
  FHLB Advances       6.09%     35,351    2,114   5.98%    58,555    3,758   6.42%    31,909    1,804  5.65%
Total Interest-
 Bearing
 Liabilities          3.07%   $305,714   12,212   3.99%  $280,708  $13,871   4.94%   243,981  $10,378  4.25%
                     =====    ========  =======   ====   ========  =======   ====   ========  =======  ====

Net Interest Income                     $12,420                    $10,282                    $ 9,427
                                        =======                    =======                    =======
Interest Rate Spread  3.48%                       3.42%                      3.00%                     3.19%
                     =====                        ====                       ====                      ====
Net Yield On
 Earning Assets                                   3.73%                      3.38%                     3.54%
                                                  ====                       ====                      ====


(1) INTEREST ON NON-ACCRUAL LOANS IS NOT INCLUDED IN INCOME, ALTHOUGH THEIR LOAN BALANCES ARE INCLUDED IN
    AVERAGE LOANS OUTSTANDING.

(2) SECURITIES AVAILABLE FOR SALE ARE COMPUTED USING THEIR HISTORICAL COST.

                                                   10

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

             Comparison of the Years Ended March 31, 2002 and 2001

General

The Company earned record net income of $2.5 million for the year ended March 31, 2002, an increase of $382,000 or 18.0% over net income of $2.1 million for the year ended March 31, 2001. This marked the fifth consecutive year of record earnings. The primary reason for the increased earnings was an increase in net interest income and other income offset in part by increases in the provision for loan losses and general and administrative expenses.

Net Interest Income

Net interest income increased $2.1 million to $12.4 million in fiscal 2002 compared to $10.3 million in fiscal 2001 due to a 35 basis point increase in the net yield on interest-earning assets. The Bank also increased its interest earning assets, fueled by its growth in deposit accounts.

Interest income on loans increased $943,000 as the average portfolio balance increased $21.4 million during the year ending March 31, 2002, despite the average yield declining 38 basis points. Interest income on investment securities, mortgage-backed securities, and other investments decreased $464,000 as the yield on total investments decreased 94 basis points during the year. The average balance of the investment portfolio increased $6.9 million during fiscal 2002.

Interest expense on deposits increased $37,000 during the year ended March 31, 2002 compared to the year ended March 31, 2001. Average interest bearing deposits increased $46.9 million while the average cost of those deposits decreased 79 basis points during the year. Interest expense on FHLB advances and other borrowings decreased $1.7 million during fiscal 2002 due to the average amount of borrowings decreasing $21.9 million. The average cost of borrowings decreased 74 basis points comparing fiscal 2002 to fiscal 2001.

Provision for Loan Losses

The Company's provision for loan losses increased $600,000 to $1.5 million during the year ended March 31, 2002. The amount of the provision is determined by Management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $1.4 million at March 31, 2002 compared to $183,000 at March 31, 2001. Net charge-offs were $620,000 in fiscal 2002 compared to $262,000 in fiscal 2001. The ratio of the allowance for loan losses to total loans at March 31, 2001 was 1.55% compared to 1.19% at March 31, 2001. Management felt it prudent to increase the provision due to the predicted general slowing of the national economy, the cyclical nature of economic business cycles, the growing percentage of commercial loans in the portfolio compared to residential mortgage loans, and the entrance into a new loan market for the Bank the prior year. Management believes the allowance for loan losses is adequate based on Management's estimates of the losses inherent in the loan portfolio, although there can be no guarantee as to these estimates. In addition, bank regulatory agencies may require additions to the allowance for loan losses based on their judgments and estimates as part of their examination process.

Other Income

Other income increased $725,000 or 26.5% from $2.7 million during fiscal 2001 to $3.5 million during fiscal 2002. Gain on sale of loans increased $1.0 million to $1.5 million during fiscal 2002 compared to $496,000 during fiscal 2001 due to a $55.0 million increase in originations of loans held for sale and a concerted effort to better manage the Bank's secondary market sales. The origination trend changed due to the decrease in mortgage rates during the year. Loan servicing fees decreased $105,000. The Bank sold its remaining mortgage loan servicing in January 2001 for a profit on sale of servicing if approximately $400,000. Service fees on deposit accounts increased $103,000 due to the growth in demand deposit accounts. Income from real estate operations decreased $47,000 as the Company sold its remaining lots held for development in March 2001. Other miscellaneous income encompassing credit life insurance, annuity, and investment brokerage commissions, and other miscellaneous income increased $117,000 or 27.3% during fiscal 2002.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

General and Administrative Expenses

General and administrative expenses increased $1.5 million or 16.8% to $10.3 million during the year ended March 31, 2002 compared to $8.9 million during the same period one year earlier. Salaries and employee benefits increased $1.0 million or 21.0% due to operating the Bank's West Columbia branch office a full year compared to four months the prior year, the start up of the three new subsidiaries, and normal annual salary adjustments. Occupancy expense increased $128,000 or 18.9% also due to the new branch office. Advertising expense decreased $25,000 during fiscal 2002. Depreciation and maintenance of equipment expense increased $79,000 or 7.7% as the Bank added on-line banking and bill payment software and software and hardware purchased during fiscal 2001, which was depreciated for a full year. Other miscellaneous expenses encompassing repossessed assets expense, legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses increased $295,000 or 18.0% during fiscal 2002 due primarily to slight increases in most of the above mentioned expenses and the opening of the new branch office.

Income Taxes

Income taxes increased $397,000 during the year ended March 31, 2002 compared to the year ended March 31, 2001 due to an increase in taxable income. The effective tax rate was 37.6% for fiscal 2002 and 34.4% for fiscal 2001.

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

                  SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

General and Administrative Expenses

General and administrative expenses increased $1.0 million or 12.8% to $8.9 million during the year ended March 31, 2001 compared to $7.9 million during the same period one year earlier. Salaries and employee benefits increased $602,000 or 14.4% due to the opening of the West Columbia branch office in December 2000 and normal annual salary adjustments. Occupancy expense increased $165,000 or 32.1% also due to the new branch office. Advertising expense increased $35,000 during fiscal 2001 due to the "Loan on Us" campaign. Depreciation and maintenance of equipment expense increased $126,000 or 14.1% as the Bank added on-line banking and bill payment software and software and hardware purchased for the year 2000 was depreciated for a full year. Other miscellaneous expenses encompassing repossessed assets expense, legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses increased $111,000 or 7.2% during fiscal 2001 due primarily to slight increases in most of the above mentioned expenses and the opening of a new branch office.

Income Taxes

Income taxes increased $11,000 during the year ended March 31, 2001 compared to the year ended March 31, 2000 due to an increase in taxable income. The effective tax rate was 34.4% for fiscal 2001 and 35.4% for fiscal 2000.

                  SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

Regulatory Capital

The following table reconciles the Bank's shareholders' equity to its various regulatory capital positions:

                                                           March 31,
                                                 -----------------------------
                                                       2002          2001
                                                 -------------- --------------
                                                         (In Thousands)
  Shareholders' Equity (1) (2)                   $     25,646   $     23,136
  Reduction For Goodwill And Other Intangibles            185            650
                                                 -------------- --------------
  Tangible Capital                                     25,461         22,486
                                                 -------------- --------------
  Qualifying Core Deposit Intangibles                     185            470
  Core Capital                                         25,646         22,956
                                                 -------------- --------------
  Supplemental Capital                                  2,879          2,582
    Less Assets Required To Be Deducted                   237            227
                                                 -------------- --------------
  Total Risk-Based Capital                       $     28,288   $     25,311
                                                 ============== ==============

(1) FOR 2002 AND 2001, INCLUDES UNREALIZED LOSSES OF $183,000 AND EXCLUDES UNREALIZED GAINS OF $348,000, RESPECTIVELY ON AVAILABLE FOR SALE SECURITIES.

(2) FOR 2002 AND 2001, EXCLUDES EQUITY OF SECURITY FEDERAL CORPORATION, THE PARENT.

The following table compares the Bank's capital levels relative to regulatory requirements at March 31, 2002:

                              Amount   Percent  Actual Actual   Excess Excess
                              Required Required Amount Percent  Amount Percent
                              -------- -------- ------ -------- ------ -------
                                            (Dollars in Thousands)

Tangible Capital                $ 7,533   2.0%  $25,461   6.8%  $17,928   4.8%
Tier 1 Leverage (Core)Capital    15,072   4.0%   22,646   6.8%   10,574   2.8%
Tier 1 Risk-Based (Core)
 Capital                          9,212   4.0%   25,646  11.1%   16,434   7.1%
Total Risk-Based Capital         18,424   8.0%   28,288  12.3%    9,864   4.3%

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

The principal use of the Bank's funds is the origination of mortgages and other loans and the purchase of investments and mortgage-backed securities. Loan originations were $128.2 million in fiscal 2002 compared to $95.2 million in fiscal 2001 and $102.5 million in fiscal 2000. Purchases of investments and mortgage-backed securities were $104.0 million in fiscal 2002 compared to $9.5 million in fiscal 2001 and $30.4 million in fiscal 2000.

Outstanding loan commitments for which the Bank has not obtained prior commitments to purchase from other institutional investors amounted to $272,000 at March 31, 2002 compared to $422,000 at March 31, 2001. Those commitments were for adjustable rate mortgage loans in which the commitment generally expires in 45 days. In addition, unused lines of credit on home equity loans, credit cards, and other loans amounted to $33.0 million at March 31, 2002. Home equity loans are made on a floating rate basis with final maturities of 10 to 15 years. Credit cards are generally made on a floating rate basis, and are renewed annually or every other year. Management does not anticipate that the percentage of funds drawn on unused lines of credit will increase substantially over amounts currently utilized. Funding of undisbursed loans-in-process of $11.3 million at March 31, 2002 and commitments to originate loans and future advances on lines of credit are expected to be provided from loan amortizations and prepayments, deposit inflows, and short-term borrowing capacity.

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

Liquidity and Capital Resources, Continued

The Bank is required under applicable Federal regulations to maintain a liquidity ratio at specified levels that are subject to change. Currently, a minimum of 4.0% of the combined total of deposits and certain borrowings must be maintained in the form of cash or eligible investments. At March 31, 2002, the Bank's liquidity ratio was approximately 29%. Management believes that liquidity during fiscal 2002 can be met through the Bank's deposit base, which increased $51.6 million during fiscal 2002, and from maturing investments. Also, the Bank has another $58.4 million in unused borrowing capacity at FHLB. See "Consolidated Statements of Cash Flows" in the consolidated financial statements.

Recently Issued Accounting Standards

In July 2001, The SEC issued Staff Accounting Bulletin ("SAB") No. 102 - Selected Loan Loss Allowance Methodology and Documentation Issues. This staff accounting bulletin clearly defines the required development, documentation, and application of a systematic methodology for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. The company believes that it is in compliance with SAB 102.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 - Business Combinations. This SFAS addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. This statement is effective for all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142 - Goodwill and Other Intangible Assets. This SFAS addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The Company believes the effect of this SFAS will not have a material impact on the financial position of the Company.

In August 2001, The FASB issued SFAS No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes SFAS No. 121 - Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to Be Disposed Of. However, this Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The statement is not expected to have a material impact on the consolidated financial statements of the Company.

Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Impact of Inflation and Changing Prices

The consolidated financial statements, related notes, and other financial information presented herein have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") that require the measurement of financial position and operating results in terms of historical dollars without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation.

                                                     Elliott Davis, LLC
                                                     Advisors-CPAs-Consultants
                                                     870 S. Pleasantburg Drive
                                                     P.O. Box 6286
                                                     Greenville, SC 29606-6286
Elliott Davis
------------------------------------------------------------------------------
                                                     Phone 864.242.3370
                                                     Fax 864.232.7161



           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders and Board of Directors
Security Federal Corporation and Subsidiaries
Aiken, South Carolina

       We have audited the accompanying consolidated balance sheets of Security Federal Corporation and Subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Federal Corporation and Subsidiaries as of March 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting standards generally accepted in the United States of America.



/s/Elliott Davis, LLC
Elliott Davis, LLC
Greenville, South Carolina
May 2, 2002

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                        Consolidated Balance Sheets

                                                            March 31,
                                                  ----------------------------
                                                        2002           2001
                                                  ------------- --------------
ASSETS:
Cash And Cash Equivalents                         $ 11,528,411   $ 12,616,129
Investment And Mortgage-Backed Securities:
  Available For Sale:  (Amortized Cost of
   $117,657,245 and $71,574,673 at March 31,
   2002 and 2001, Respectively)                    117,361,736     72,111,240
  Held To Maturity: (Fair Value of $1,571,667
   and $2,334,809 at March 31, 2002 and 2001,
   Respectively)                                     1,536,656      2,293,922
                                                  ------------   ------------
Total Investment And Mortgage-Backed Securities    118,898,392     74,405,162
                                                  ------------   ------------
Loans Receivable, Net:
  Held For Sale                                      2,165,918      2,245,951
  Held For Investment: (Net of Allowance of
  $3,689,079 and $2,784,117 at March 31, 2002
  and 2001, Respectively)                          232,152,950    228,751,063
                                                  ------------   ------------
Total Loans Receivable, Net                        234,318,868    230,997,014
                                                  ------------   ------------
Accrued Interest Receivable:
  Loans                                              1,249,273      1,348,178
  Mortgage-Backed Securities                           283,775        179,977
  Investments                                          650,034        572,074
                                                  ------------   ------------
Total Accrued Interest Receivable                    2,183,082      2,100,229
                                                  ------------   ------------

Premises And Equipment, Net                          4,859,140      5,262,957
Federal Home Loan Bank Stock, At Cost                2,669,300      3,431,000
Repossessed Assets Acquired In Settlement Of
 Loans                                                  98,157        130,157
Other Assets                                         1,764,980      1,698,995
                                                  ------------   ------------
Total Assets                                      $376,320,330   $330,641,643
                                                  ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Deposit Accounts                                $309,037,602   $257,410,417
  Advances From Federal Home Loan Bank              33,108,000     42,704,000
  Other Borrowings                                   6,169,411      3,409,362
  Advance Payments By Borrowers For Taxes And
   Insurance                                           247,149        382,478
  Other Liabilities                                  2,357,605      3,235,022
                                                  ------------   ------------
Total Liabilities                                  350,919,767    307,141,279
                                                  ------------   ------------
Shareholders' Equity:
  Serial Preferred Stock, $.01 Par Value;
   Authorized 200,000 Shares; Issued And
   Outstanding, None                                         -              -
  Common Stock, $.01 Par Value; Authorized
   5,000,000 Shares, Issued And Outstanding
   Shares, 1,671,459 at March 31, 2002 And
   1,669,901 at  March 31, 2001                         16,842         16,842
  Additional Paid-In Capital                         3,985,312      3,985,312
  Indirect Guarantee Of Employee Stock
   Ownership Trust Debt                               (358,297)      (415,000)
  Accumulated Other Comprehensive Income (Loss)       (183,335)       348,015
  Retained Earnings, Substantially Restricted       21,940,041     19,565,195
                                                  ------------   ------------
Total Shareholders' Equity                          25,400,563     23,500,364
                                                  ------------   ------------
Total Liabilities And Shareholders' Equity        $376,320,330   $330,641,643
                                                  ============   ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Income

                                       For the Years Ended March 31,
                             -----------------------------------------------
                                   2002            2001             2000
                             --------------   --------------   --------------
Interest Income:
  Loans                      $  19,462,998    $  18,519,958    $  14,204,384
  Mortgage-Backed Securities     2,752,563        2,253,322        2,038,716
  Investment Securities          2,337,395        3,287,767        3,493,565
  Other                             79,319           91,782           68,696
                             -------------    -------------    -------------
Total Interest Income           24,632,275       24,152,829       19,805,361
                             -------------    -------------    -------------

Interest Expense:
  NOW And Money Market
  Accounts                       2,307,002        2,671,159        2,827,007
  Passbook Accounts                282,646          310,941          318,378
  Certificate Accounts           7,392,855        6,964,464        5,355,057
  Advances And Other
   Borrowed Money                2,229,154        3,924,747        1,877,812
                             -------------    -------------    -------------
Total Interest Expense          12,211,657       13,871,311       10,378,254
                             -------------    -------------    -------------

  Net Interest Income           12,420,618       10,281,518        9,427,107
  Provision For Loan Losses      1,525,000          925,000          750,000
                             -------------    -------------    -------------
Net  Interest  Income
 After  Provision  For
 Loan Losses                    10,895,618        9,356,518        8,677,107
                             -------------    -------------    -------------

Other Income:
  Gain On Sale Of Investment
   Securities                       29,817                -            3,896
  Gain On Sale Of Loans          1,522,535          496,132          257,044
  Gain On Sale Of Loan
   Servicing                             -          400,000                -
  Loan Servicing Fees              198,124          302,885          291,193
  Service Fees On Deposit
   Accounts                      1,166,958        1,064,030        1,106,007
  Income From Real Estate
   Operations                            -           46,741           71,117
  Other                            547,305          429,941          566,742
                             -------------    -------------    -------------
Total Other Income               3,464,739        2,739,729        2,295,999
                             -------------    -------------    -------------

General And Administrative
 Expenses:
  Compensation And Employee
   Benefits                      5,805,020        4,798,804        4,196,630
  Occupancy                        807,430          679,303          514,232
  Advertising                      175,256          200,668          165,567
  Depreciation And Maintenance
   Of Equipment                  1,100,237        1,021,274          895,498
  Amortization Of Intangibles      465,240          465,240          465,240
  FDIC Insurance Premiums           48,442           45,949           78,743
  Other                          1,934,847        1,640,022        1,529,306
                             -------------    -------------     ------------
Total General And
 Administrative Expenses        10,336,472        8,851,260        7,845,216
                             -------------    -------------     ------------

Income Before Income Taxes       4,023,885        3,244,987        3,127,890
Provision For Income Taxes       1,514,299        1,117,553        1,106,677
                             -------------    -------------    -------------
Net Income                   $   2,509,586    $   2,127,434    $   2,021,213
                             =============    =============    =============

Net Income Per Common Share
 (Basic)                     $        1.50    $        1.27    $        1.20
                             =============    =============    =============
Net Income Per Common Share
 (Diluted)                   $        1.47    $        1.25    $        1.19
                             =============    =============    =============
Cash Dividend Per Share On
 Common Stock                $         .08    $         .08    $         .08
                             =============    =============    =============

Weighted Average Shares
 Outstanding (Basic)             1,671,139        1,672,694        1,680,644
                             =============    =============    =============
Weighted Average Shares
 Outstanding (Diluted)           1,706,912        1,703,776        1,694,198
                             =============    =============    =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                            Consolidated Statements of Shareholders' Equity

                           For the Years Ended March 31, 2002, 2001 and 2000


------------------------------------------------------------------------------------------------------------
                                   Additional    Indirect     Accumulated Other
                          Common    Paid -In     Guarantee     Comprehensive     Retained
                          Stock      Capital    of ESOP Loss       Loss          Earnings         Total
                        ---------  ----------   ------------   --------------   ----------     ----------
Balance At March 31,
 1999                   $ 8,421   $ 3,993,733    $        -    $   (127,738)   $ 15,686,026   $ 19,560,442
Net Income                    -             -             -               -       2,021,213      2,021,213
Other Comprehensive
 Income, Net Of Tax:
  Unrealized Holding
   Losses On Securities
   Available For Sale         -             -             -      (1,498,841)              -     (1,498,841)
  Reclassification
   Adjustment For
   Gains Included In
   Net Income                                                        (2,571)                        (2,571)

                                                                                              ------------
Comprehensive Income          -             -             -               -               -        519,801
Increase in Indirect
 Guarantee of ESOP
 Debt                         -             -      (186,803)              -               -       (186,803)
Cash Dividends                -             -             -               -        (134,739)      (134,739)
                        -------   -----------    ----------    ------------    ------------   ------------
Balance At March 31,
 2000                   $ 8,421   $ 3,993,733    $ (186,803)   $ (1,629,150)   $ 17,572,500   $ 19,758,701
                        =======   ===========    ==========    ============    ============   ============


------------------------------------------------------------------------------------------------------------
                                   Additional    Indirect     Accumulated Other
                          Common    Paid -In     Guarantee     Comprehensive     Retained
                          Stock      Capital    of ESOP Loss       Loss          Earnings         Total
                        ---------  ----------   ------------   --------------   ----------     ----------
Balance At March 31,
 2000                   $ 8,421   $ 3,993,733    $ (186,803)    $ (1,629,150)  $ 17,572,500   $ 19,758,701
Net Income                    -            -             -                -       2,127,434      2,127,434
Other Comprehensive
 Income, Net Of Tax:
  Unrealized Holding
  Gains On Securities
  Available For Sale          -             -             -        1,977,165              -      1,977,165

                                                                                              ------------
Comprehensive Income          -             -             -                -              -      4,104,599
2-For-1 Stock Split       8,421        (8,421)            -                -              -              -
Increase in Indirect
 Guarantee of ESOP Debt       -             -      (228,197)               -              -       (228,197)
Cash Dividends                -             -             -                -       (134,739)      (134,739)
                        -------   -----------    ----------     ------------   ------------   ------------
Balance At March 31,
 2001                   $16,842   $ 3,985,312    $ (415,000)    $    348,015   $ 19,565,195   $ 23,500,364
                        =======   ===========    ==========     ============   ============   ============


------------------------------------------------------------------------------------------------------------
                                   Additional    Indirect     Accumulated Other
                          Common    Paid -In     Guarantee     Comprehensive     Retained
                          Stock      Capital    of ESOP Loss       Loss          Earnings         Total
                        ---------  ----------   ------------   --------------   ----------     ----------
Balance At March 31,
 2001                   $16,842  $ 3,985,312     $  (415,000)   $    348,015   $ 19,565,195   $ 23,500,364
Net Income                    -            -               -               -      2,509,586      2,509,586
Other Comprehensive
 Income, Net Of Tax:
  Unrealized Holding
   Losses On Securities
   Available For Sale         -            -               -        (511,671)             -       (511,671)
  Reclassification
   Adjustment For Gains
   Included In Net Income     -            -               -         (19,679)             -        (19,679)

                                                                                              ------------
Comprehensive Income          -            -               -               -              -      1,978,236
Decrease in Indirect
 Guarantee of ESOP Debt       -            -          56,703               -              -         56,703
Cash Dividends                -            -               -               -       (134,740)      (134,740)
                        -------  -----------     -----------    ------------   ------------   ------------
Balance At March 31,
 2002                   $16,842  $ 3,985,312     $  (358,297)   $   (183,335)  $ 21,940,041   $ 25,400,563
                        =======  ===========     ===========    ============   ============   ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                   20

              SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows


                                     For the Years Ended March 31,
                           -------------------------------------------------
                                 2002             2001             2000
                           ---------------  ---------------  ---------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net Income                $    2,509,586   $    2,127,434   $    2,021,213
  Adjustments To Reconcile
   Net Income To Net
   Cash Provided By
   Operating Activities:
    Depreciation                   959,341          893,682          783,805
    Amortization Of
     Intangibles                   465,240          465,240          465,240
    Discount Accretion
     And Premium
     Amortization                  178,126           25,750          144,460
    Provisions For Losses
     On Loans And Real
     Estate                      1,525,000          875,000          750,000
    Gain On Sales Of Loans      (1,522,535)        (496,132)        (257,044)
    Gain On Sales Of
     Investment Securities         (29,817)               -           (3,896)
    Gain On Sale Of Real
     Estate                         13,681          (88,134)         (60,834)
    Amortization Of Deferred
     Fees On Loans                (223,581)        (148,692)          (3,859)
    Loss On Disposition Of
     Premises And Equipment           (330)           6,008            6,538
    Proceeds From Sale Of
     Loans Held For Sale        86,027,850       29,042,592       17,184,431
    Origination Of Loans
     For Sale                  (84,455,282)     (29,496,735)     (16,618,763)
   (Increase) Decrease In
     Accrued Interest
     Receivable:
      Loans                         98,905         (384,959)        (306,066)
      Mortgage-Backed
       Securities                 (103,798)          24,026          (57,264)
      Investments                  (77,960)         189,354           42,268
   (Decrease) Increase In
     Advance Payments
     By Borrowers                 (135,329)           8,818           99,593
    Other, Net                  (1,098,686)        (206,547)        (301,338)
                            --------------   --------------   --------------
  Net Cash Provided By
   Operating Activities          4,130,411        2,836,705        3,888,484
                            --------------   --------------   --------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Purchase Of Mortgage-
   Backed Securities
   Available For Sale          (40,134,586)      (7,496,845)     (17,409,175)
  Principal Repayments On
   Mortgage-Backed
   Securities Available
   For Sale                     17,931,424        6,627,764        6,580,795
  Principal Repayments On
   Mortgage-Backed
   Securities Held To
   Maturity                        740,244          416,356          750,408
  Purchase Of Investment
   Securities Available
   For Sale                    (63,835,317)      (1,975,000)     (13,006,730)
  Maturities Of Investment
   Securities Available
   For Sale                     34,642,931       22,689,718       11,985,716
  Maturities Of Investment
   Securities Held To
   Maturity                        102,351                -           71,115
  Proceeds From Sales Of
   Investment Securities
   Available For Sale            2,003,738                -        2,503,985
  Proceeds From Sale of
   Mortgage-Backed
   Securities Available
   For Sale                      3,075,600                -                -
  Purchase Of FHLB Stock                 -         (825,400)      (1,734,200)
  Redemption Of FHLB Stock         761,700                -          373,600
  Increase In Loans
   Receivable                   (5,075,962)     (38,154,684)     (42,357,135)
  Investment In Real Estate
   Held For Development                  -         (463,361)        (689,318)
  Proceeds From Sale Of
   Real Estate Held For
   Development                           -        1,095,900          776,668
  Proceeds From Sale Of
   Repossessed Assets              468,475          582,019           99,265
  Purchase And Improvement
   Of Premises And
   Equipment                      (555,194)      (1,877,954)        (888,372)
  Proceeds From Sale Of
   Premises and Equipment                -                -           12,110
                            --------------   --------------   --------------
Net Cash Used By Investing
 Activities                    (49,874,596)     (19,381,487)     (52,931,268)
                            --------------   --------------   --------------

                                                                  (Continued)

              SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                                     For the Years Ended March 31,
                           -------------------------------------------------
                                 2002             2001             2000
                           ---------------  ---------------  ---------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Increase In Deposit
   Accounts                     51,627,185       28,587,086       12,290,648
  Proceeds From FHLB
   Advances                     75,075,000       98,273,305      143,350,000
  Repayment Of FHLB
   Advances                    (84,671,000)    (106,180,305)    (107,339,000)
  Proceeds From Other
   Borrowings, Net               2,760,049        1,198,862        1,341,230
  Dividends To Shareholders       (134,740)        (134,739)        (134,739)
                            --------------   --------------   --------------
Net Cash Provided By
 Financing Activities           44,656,494       21,744,209       49,508,139
                            --------------   --------------   --------------
Net Increase (Decrease)
 In Cash And Cash
 Equivalents                    (1,087,718)       5,199,427          465,355
Cash And Cash Equivalents
 At Beginning Of Year           12,616,129        7,416,702        6,951,347
                            --------------   --------------   --------------
Cash And Cash Equivalents
 At End Of Year             $   11,528,411   $   12,616,129   $    7,416,702
                            ==============   ==============   ==============

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
Cash Paid During The Period
 For:
  Interest                  $   12,780,647   $   13,596,058   $   10,592,614
                            ==============   ==============   ==============
  Income Taxes              $    1,994,513   $    1,503,183   $    1,216,350
                            ==============   ==============   ==============
Supplemental Schedule Of
 Non Cash Transactions:
  Additions To Repossessed
   Assets                   $      402,656   $      332,203   $      287,405
                            ==============   ==============   ==============
 (Increase) Decrease In
   Unrealized Net Loss On
   Securities Available
   For Sale, Net Of Taxes   $     (531,350)  $    1,977,165   $   (1,501,412)
                            ==============   ==============   ==============

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

     (a)  Basis of Consolidation and Nature of Operations
          -----------------------------------------------
          The accompanying consolidated financial statements include the accounts of Security Federal Corporation (the "Company") and its wholly owned subsidiary, Security Federal Bank (the "Bank") and the Bank's wholly owned subsidiaries, Security Federal Insurance ("SFINS"), Security Federal Investments ("SFINV"), Security Federal Trust ("SFT"), and Security Financial Services Corporation ("SFSC"). The Bank is primarily engaged in the business of accepting savings and demand deposits and originating mortgage loans and other loans to individuals and small businesses for various personal and commercial purposes. SFINS, SFINV, and SFT were formed during fiscal 2002 and began operating during the December 2001 quarter. SFINS is an insurance agency offering business, health, home and life insurance. SFINV engages primarily in investment brokerage services. SFT offers trust, financial planning and financial management services. SFSC is currently inactive. Also included in the consolidation is a real estate partnership, Willow Woods. Willow Woods sold its remaining property in fiscal 2001 and the partnership was liquidated.

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

          Management classifies investment securities that are not considered to be held to maturity as available for sale. These type investments are stated at fair value with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity ("accumulated other comprehensive income (loss)"). Gains and losses from sales of investment and mortgage-backed securities available for sale are determined using the specific identification method. The Company has no trading securities.

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

     (f)  Repossessed Assets Acquired in Settlement of Loans
          --------------------------------------------------
          Repossessed Assets represents real estate and other assets acquired through foreclosure or repossession and is initially recorded at the lower of cost (principal balance of the former mortgage loan less any specific valuation allowances) or estimated fair value less costs to sell. Subsequent improvements are capitalized. Costs of holding real estate, such as property taxes, insurance, general maintenance and interest expense, are expensed as a period cost. Fair values are reviewed regularly and allowances for possible losses are established when the carrying value of the asset owned exceeds the fair value less estimated costs to sell. Fair values are generally determined by reference to an outside appraisal.

     (g)  Premises and Equipment
          ----------------------
          Premises and equipment are carried at cost, net of accumulated depreciation. Depreciation of premises and equipment is amortized on a straight-line method over the estimated useful life of the related asset. Estimated lives are 7-30 years for buildings and improvements and generally 5-10 years for furniture, fixtures and equipment.

     (h)  Income Taxes
          ------------
          Deferred tax expense or benefit is recognized for the net change during the year in the deferred tax liability or asset. That amount together with income taxes currently payable is the total amount of income tax expense or benefit for the year. Deferred taxes are provided for in differences in financial reporting bases for assets and liabilities compared with their tax bases. Basically, a current tax liability or asset is established for taxes presently payable or refundable and a deferred tax liability or asset is established for future tax items. A valuation allowance, if applicable, is established for deferred tax assets that may not be realized. Tax bad debt reserves in excess of the base year amount (established as taxable years ending March 31, 1988 or later) would create a deferred tax liability. Deferred income taxes are provided for in differences between the provision for loan losses for financial statement purposes and those allowed for income tax purposes.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(1)   Significant Accounting Policies, Continued
      ------------------------------------------

     (i)  Loan Fees and Costs Associated with Originating Loans
          -----------------------------------------------------
          Loan fees received, net of direct incremental costs of originating loans, are deferred and amortized over the contractual life of the related loan. The net fees are recognized as yield adjustments by applying the interest method. Prepayments are not anticipated.

     (j)  Intangible Assets
          -----------------
          Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future results. The amount of goodwill impairment, if any, is measured based on projected discounted future results using a discount rate reflecting the Company's average cost of funds.

          Deposit based premiums, representing the cost of acquiring deposits from other financial institutions, are included in the balance sheet as "Other Assets" and are being amortized by charges to operations over the expected periods to be benefited. The effective amortization period for intangible assets is approximately 10 years.

          The balance of intangible assets was $185,000 and $650,000 at March 31, 2002 and March 31, 2001, respectively.

     (k)  Interest Income
          ---------------
          Interest on loans is accrued and credited to income monthly based on the principal balance outstanding and the contractual rate on the loan. The Company places loans on non-accrual status when they become greater than 90 days delinquent or when, in the opinion of Management, full collection of principal or interest is unlikely. The Company provides an allowance for uncollectible accrued interest on loans that are 90 days delinquent for all interest accrued prior to the loan being placed on non-accrual status. The loans are returned to an accrual status when full collection of principal and interest appears likely.

     (l)  Fair Value of Financial Instruments
          -----------------------------------
          The Company discloses the fair value of on- and off-balance sheet financial instruments when it is practicable to do so. Fair values are based on quoted market prices, where available; on estimates of present value; or on other valuation techniques. These estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and significant judgment. In addition, the Company does not disclose the fair value of non-financial instruments. Accordingly, the aggregate fair values presented do not represent the underlying fair value of the Company.

          Fair value approximates carrying value for the following financial instruments due to the short-term nature of the instrument: cash and cash equivalents.

          Securities are valued using quoted fair market prices.

          Fair value for the Company's off-balance sheet financial instruments is based on the discounted present value of the estimated future cash flows.

          Fair value for variable rate loans that reprice frequently, loans held for sale, and for loans that mature in less than three months is based on the carrying value. Fair value for fixed rate mortgage loans, personal loans, and other loans (primarily commercial) maturing after three months is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality.

          Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying value. Certificates of deposit accounts and securities sold under repurchase agreements maturing within one year are valued at their carrying value. The fair value of certificates of deposit accounts and securities sold under repurchase agreements after one year are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments. Fair value for long-term FHLB advances is based on discounted cash flows using the Company's current incremental borrowing rate. Discount rates used in these computations approximate rates currently offered for similar borrowings of comparable terms and credit quality.

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                Notes To Consolidated Financial Statements

(1)  Significant Accounting Policies, Continued
     ------------------------------------------

     (m)  Earnings Per Share
          ------------------
          Net income per share is computed by dividing consolidated net income by the weighted average number of common shares outstanding during the period. The treasury stock method is used to compute the dilutive effect of stock options in the diluted weighted average number of common shares. All per share data has been restated to reflect the 2-for-1 stock split issued during the year ended March 31, 2001.

                                      For the Year Ended
                        March 31, 2002                  March 31, 2001
              -------------------------------   ------------------------------
                                   Per share                         Per share
                Income     Shares    amounts     Income     Shares     amounts
              ----------  --------- ---------   ---------  ---------  --------
Basic EPS     $2,509,586  1,671,139  $  1.50   $2,127,434  1,672,694  $  1.27
Dilutive
 effect of:
  Stock
   Options             -     22,712    (0.02)           -     19,576    (0.01)
  ESOP                 -     13,061    (0.01)           -     11,506    (0.01)
             -----------  ---------   ------  -----------  ---------   ------
Diluted EPS  $ 2,509,586  1,706,912   $ 1.47  $ 2,127,434  1,703,776   $ 1.25

     (n)  Use of Estimates
          ----------------
          The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

     (o)  Recently Issued Accounting Standards
          ------------------------------------
          In July 2001, The SEC issued Staff Accounting Bulletin ("SAB") No. 102 - Selected Loan Loss Allowance Methodology and Documentation Issues. This staff accounting bulletin clearly defines the required development, documentation, and application of a systematic methodology for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. The company believes that it is in compliance with SAB 102.

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141
          - Business Combinations. This SFAS addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. This statement is effective for all business combinations initiated after June 30, 2001.

          In June 2001, the FASB issued SFAS No. 142 - Goodwill and Other Intangible Assets. This SFAS addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The Company believes the effect of this SFAS will not have a material impact on the financial position of the Company.


          In August 2001, The FASB issued SFAS No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes SFAS No. 121 - Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to Be Disposed Of. However, this Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The statement is not expected to have a material impact on the consolidated financial statements of the Company.

          Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

     (p)  Risks and Uncertainties
          -----------------------
          In the normal course of its business the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk, and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable, the valuation of real estate held by the Company, and the valuation of loans held for sale and mortgage-backed securities available for sale. The Company is subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances, and operating restrictions, resulting form the regulators' judgements based on information available to them at the time of their examination.

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

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes To Consolidated Financial Statements

(2)  Investment and Mortgage-Backed Securities, Available for Sale
     -------------------------------------------------------------
     The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:


                                          March 31, 2002
                      --------------------------------------------------------
                                         Gross         Gross
                        Amortized      Unrealized    Unrealized
                          Cost           Gains         Losses      Fair value
                      -------------    ----------   -----------  -------------
FHLB Securities       $  51,434,653    $  182,122   $   787,932  $  50,828,843
Federal Farm Credit
 Securities               8,536,297        39,795        50,392      8,525,700
FHLMC Bonds               2,012,874        17,493        28,607      2,001,760
Mortgage-Backed
 Securities              55,673,421       594,414       262,402     56,005,433
                      -------------    ----------   -----------  -------------
                      $ 117,657,245    $  833,824   $ 1,129,333  $ 117,361,736
                      =============    ==========   ===========  =============


                                          March 31, 2001
                      --------------------------------------------------------
                                         Gross         Gross
                        Amortized      Unrealized    Unrealized
                          Cost           Gains         Losses      Fair value
                      -------------    ----------   -----------  -------------
GNMA Bond             $   1,975,022    $        -   $         -  $   1,975,022
FHLB Securities          26,102,565       167,703        17,345     26,252,923
Federal Farm Credit
 Securities               4,971,771        50,839             -      5,022,610
FHLMC Bonds               2,052,253             -        13,368      2,038,885
Mortgage-Backed
 Securities              36,473,062       380,794        32,056     36,821,800
                      -------------    ----------   -----------  -------------
                      $  71,574,673    $  599,336   $    62,769  $  72,111,240
                      =============    ==========   ===========  =============


     The amortized cost and fair value of investment and mortgage-backed securities available for sale at March 31, 2002 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties.

                                  Amortized Cost        Fair value
                                 ---------------      --------------
     Less Than 1 Year            $     1,500,000      $    1,531,570
     1 - 5 Years                      38,265,716          37,975,327
     More Than 5 Years                22,218,108          21,849,406
     Mortgage-Backed Securities       55,673,421          56,005,433
                                 ---------------      --------------
                                 $   117,657,245      $  117,361,736
                                 ===============      ==============

     At March 31, 2002, investment and mortgage-backed securities available for sale of $20,700,000 were pledged as collateral for certain deposit accounts.

     The Bank received approximately $5,079,000 and $2,504,000 proceeds from sales of available for sale securities with approximately $29,800 and

     $3,900 recorded in gross gains and no gross losses in the years ending March 31, 2002 and 2000, respectively. The Bank sold no securities in the year ending March 31, 2001.

              SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

               Notes To Consolidated Financial Statements

(3)  Investment and Mortgage-Backed Securities, Held to Maturity
     -----------------------------------------------------------
     The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

                                          March 31, 2002
                      --------------------------------------------------------
                                         Gross         Gross
                        Amortized      Unrealized    Unrealized
                          Cost           Gains         Losses      Fair value
                      -------------    ----------   -----------  -------------
FNMA Securities       $     163,356    $    2,771   $         -  $     166,127
Mortgage-Backed
 Securities               1,373,300        32,240             -      1,405,540
                      -------------    ----------   -----------  -------------
                      $   1,536,656    $   35,011   $         -  $   1,571,667
                      =============    ==========   ===========  =============


                                          March 31, 2001
                      --------------------------------------------------------
                                         Gross         Gross
                        Amortized      Unrealized    Unrealized
                          Cost           Gains         Losses      Fair value
                      -------------    ----------   -----------  -------------
FNMA Securities       $     265,707    $    1,733   $         -  $     267,440
Mortgage-Backed
 Securities               2,028,215        39,154             -      2,067,369
                      -------------    ----------   -----------  -------------
                      $   2,293,922    $   40,887   $         -  $   2,334,809
                      =============    ==========   ===========  =============

     The amortized cost and fair value of investment and mortgage-backed securities held to maturity at March 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities due to call features on certain investments.

                                  Amortized Cost        Fair value
                                 ---------------      --------------
     Less Than 1 Year            $             -      $            -
     1 - 5 Years                               -                   -
     More Than 5 Years                   163,356             166,127
     Mortgage-Backed Securities        1,373,300           1,405,540
                                 ---------------      --------------
                                 $     1,536,656      $    1,571,667
                                 ===============      ==============

     At March 31, 2002, investment and mortgage-backed securities held to maturity of $1,300,000 were pledged as collateral for certain deposit accounts.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(4)  Loans Receivable, Net
     ---------------------
     Loans receivable, net, at March 31 consisted of the following:

                                           2002            2001
                                       -------------   -------------
     Residential Real Estate Loans     $ 100,065,942   $ 121,736,566
     Consumer Loans                       49,851,549      46,277,098
     Commercial Business And Real
      Estate Loans                        97,396,184      74,520,017
     Loans Held For Sale                   2,165,918       2,245,951
                                       -------------   -------------
                                         249,479,593     244,779,632
                                       -------------   -------------

     Less:
       Allowance For Loan Losses           3,689,079       2,784,117
       Loans In Process                   11,287,518      10,738,528
       Deferred Loan Fees                    184,128         259,973
                                       -------------   -------------
                                          15,160,725      13,782,618
                                       -------------   -------------
     Total Loans Receivable, Net       $ 234,318,868   $ 230,997,014
                                       =============   =============

     Changes in the allowance for loan losses for the years ended March 31 are summarized as follows:

                                 2002             2001             2000
                            --------------   --------------   --------------
Balance At Beginning Of
 Year                       $    2,784,117   $    2,120,767   $    1,715,068
Provision For Loan Losses        1,525,000          925,000          750,000
Charge Offs                       (817,680)        (329,825)        (383,466)
Recoveries                         197,642           68,175           39,165
                            --------------   --------------   --------------
Total Allowance For Loan
 Losses                     $    3,689,079   $    2,784,117   $    2,120,767
                            ==============   ==============   ==============

     The following table sets forth the amount of the Company's non-accrual loans and the status of the related interest income at March 31.

                                           2002            2001
                                       -------------   -------------

               Non-Accrual Loans       $   1,390,000   $     183,000
                                       =============   =============
               Interest Income That
                Would Have Been
                Recognized Under
                Original Terms         $      58,000   $      13,000
                                       =============   =============

     Loans serviced for others at March 31, 2002, 2001 and 2000, were approximately $671,000, $48.3 million, and $54.1 million, respectively. On January 31, 2001, the Company sold the mortgage loan servicing for others to another bank. The gain on sale of servicing was $400,000. The Company sub-serviced for the buyer of the servicing, until the transfer date of April 15, 2001.

     At March 31, 2002 and 2001, impaired loans amounted to $897,000 and $789,000, respectively. Losses on impaired loans are accounted for in the allowance for loan loss. For the years ended March 31, 2002 and 2001, the average recorded investment in impaired loans was $786,000 and $740,000 respectively.

     The Bank blanket pledges its portfolio of single family mortgage loans to secure FHLB advances.

              SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

               Notes To Consolidated Financial Statements

(5)  Premises and Equipment, Net
     ---------------------------

     Premises and equipment, net, at March 31 are summarized as follows:

                                               2002         2001
                                           ------------  -----------

        Land                               $    496,163      496,163
        Buildings And Improvements            5,180,492    5,170,080
        Furniture And Equipment               5,033,765    4,642,542
                                           ------------  -----------
                                             10,710,420   10,308,785
        Less Accumulated Depreciation        (5,851,280)  (5,045,828)
                                           ------------  -----------
        Total Premises And Equipment, Net  $  4,859,140    5,262,957
                                           ============  ===========

     Depreciation expense for the years ended March 31, 2002, 2001, and 2000 was approximately $959,000, $894,000, and $784,000, respectively.

     The Bank has entered into non-cancelable operating leases related to buildings and land. At March 31, 2002, future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows (by fiscal year):

                          2003            $   188,157
                          2004                179,157
                          2005                178,343
                          2006                174,117
                          2007                152,987
                          Thereafter        1,139,519
                                          -----------
                                          $ 2,012,280
                                          ===========

     Total rental expense amounted to $190,000, $150,000, and $69,000 for the years ended March 31, 2002, 2001 and 2000, respectively. Five lease agreements with monthly expenses of $2,385, $2,113, $493, $407 and $700 have renewal options of 10, 10, 60, 5, and 20 years, respectively.

(6)  FHLB Stock
     ----------
     By law, every federally insured savings institution is required to invest in FHLB stock. No ready market exists for this stock and it has no quoted fair value. However, because redemption of this stock has historically been at par, it is carried at cost.

     The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of: 1) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year; or, 2) 1/20th of its advances (borrowings) from the FHLB of Atlanta. The Bank is in compliance with this requirement with an investment in FHLB of Atlanta stock of $2,669,300 as of March 31, 2002.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To consolidated Financial Statements

(7)  Real Estate Operations
     ----------------------
     The Company participated in a real estate joint venture near Aiken; Willow Woods. The Company owned 50% of the Willow Woods partnership as a joint venture. The joint venture has been consolidated into the Company's financial statements since the Company had voting control in the partnership. In the latter part of fiscal 2001, the Company liquidated the remaining assets of the Willow Woods partnership and therefore the Company had no investment in real estate held for development and sale at March 31, 2002 and 2001. Income from real estate operations at March 31 is as follows:

                                 2002             2001             2000
                            --------------   --------------   --------------
Real Estate Held For
 Development And Sale:
  Sales                      $         -     $ 1,095,900       $   776,668
  Cost Of Sales                        -       1,049,159           705,551
                             -----------     -----------       -----------
Gross Profit                           -          46,741            71,117
Recovery Of Previously
 Recognized Loss                       -         (50,000)                -
Other Expenses, Net                    -          72,099            90,994
                             -----------     -----------       -----------
Net Income (Loss)            $         -     $    24,642       $   (19,877)
                             ===========     ===========       ===========


                              SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                                Notes To Consolidated Financial Statements

(8)  Deposits
     --------
     Deposits outstanding by type of account are summarized as follows:

                                At March 31, 2002                        At March 31, 2001
                   ---------------------------------------   ----------------------------------------
                                  Weighted    Interest Rate                 Weighted    Interest Rate
                                    Rate          Range         Amount        Rate          Range
                   ------------   --------    -------------  -----------   --------    --------------
Checking Accounts  $ 71,906,781     0.58%       0.00-2.47%   $ 61,453,344     0.86%       0.00-4.89%
Money Market Accts.  74,074,781     2.73%       1.74-2.96%     49,855,497     4.66%       2.20-5.13%
Passbook Accounts    15,106,897     1.75%       0.00-2.50%     12,911,410     2.44%       0.00-2.50%
                   ------------     ----        ---------    ------------     ----        ---------
Total               161,088,510     1.68%       0.00-2.96%    124,220,251     2.55%       0.00-5.13%
                   ------------     ----        ---------    ------------     ----        ---------

Certificate
 Accounts:
0.00 - 4.99%        127,067,831                                10,021,153
5.00 - 6.99%         19,982,399                               112,040,419
7.00 - 8.99%            898,862                                11,128,594
                   ------------                              ------------
Total               147,949,092     3.59%       0.00-7.26%    133,190,166     6.15%       4.17-7.26%
                   ------------     ----        ---------    ------------     ----        ---------
Total Deposits     $309,037,602     2.60%       0.00-7.26%   $257,410,417     4.41%       0.00-7.26%
                   ============     ====        =========    ============     ====        =========




     The aggregate amount of short-term certificates of deposit with a minimum denomination of $100,000 was $45,485,000 and $35,720,000 at March 31,
     2002 and 2001, respectively. The amounts and scheduled maturities of certificates of deposit at March 31 are as follows:

                                                  March 31,
                                       ----------------------------
                                            2002           2001
                                       -------------   ------------
              Within 1 Year            $ 125,974,703  $ 115,491,473
              After 1 Year, Within 2      15,454,043     15,122,512
              After 2 Years, Within 3      2,202,571      1,931,789
              After 3 Years, Within 4        817,484        254,103
              After 4 Years, Within 5      3,500,291        390,289
              Thereafter                           -              -
                                       -------------  -------------
                                       $ 147,949,092  $ 133,190,166
                                       =============  =============

(9)  Advances From Federal Home Loan Bank (FHLB)
     ------------------------------------------
     Advances from the FHLB at March 31 are summarized by year of maturity and weighted average interest rate below:

                              2002                           2001
                  ----------------------------   ----------------------------
Year Ending
 March 31            Amount      Weighted Rate      Amount      Weighted Rate
                  ------------- --------------   ------------- --------------
2002               $         -           -        $ 9,560,000       5.63%
2003                 5,000,000        6.40%         5,000,000       6.40%
2004                         -           -                  -          -
2005                10,108,000        6.15%        10,144,000       6.16%
2006                18,000,000        5.98%        18,000,000       5.98%
Thereafter                   -           -                  -          -
                   -----------        ----        -----------       ----
                   $33,108,000        6.09%       $42,704,000       5.99%
                   ===========        ====        ===========       ====

     These advances are secured by a blanket collateral agreement with the FHLB pledging the Bank's portfolio of residential first mortgage loans. Advances are subject to prepayment penalties.

     At March 31, 2002, the Bank had $58.4 million in an unused line of credit at the FHLB.

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                Notes To Consolidated Financial Statements

(10) Income Taxes
     ------------
     Income tax expense is comprised of the following:

                                        For the Years Ended March 31,
                              ----------------------------------------------
                                  2002            2001            2000
                              --------------  -------------- ---------------
Current:
  Federal                      $  1,799,303    $ 1,323,058    $   1,409,595
  State                             200,700         46,000                -
                               ------------    -----------    -------------
Total Current Tax Expense         2,000,003      1,369,058        1,409,595
                               ------------    -----------    -------------
Deferred:
  Federal                          (348,904)      (251,505)        (302,918)
  State                            (136,800)             -                -
                               ------------    -----------    -------------
Total Deferred Tax Expense         (485,704)      (251,505)        (302,918)
                               ------------    -----------    -------------
Total Income Tax Expense       $  1,514,299    $ 1,117,553    $   1,106,677
                               ============    ===========    =============

     The Company's income taxes differ from those computed at the statutory Federal income tax rate, as follows:


                                        For the Years Ended March 31,
                              ----------------------------------------------
                                  2002            2001            2000
                              --------------  -------------- ---------------
Tax At Statutory Income
 Tax Rate                      $  1,368,121    $  1,103,296   $   1,063,483
State Tax And Other                 146,178          14,257          43,194
                               ------------    ------------   -------------
Total Income Tax Expense       $  1,514,299    $  1,117,553   $   1,106,677
                               ============    ============   =============

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

                                                   At March 31,
                                               2002            2001
Deferred Tax Assets:
  Provision For Loan Losses                $ 1,475,632     $   885,628
  Goodwill Tax Basis Over Financial
   Statement Basis                             680,221         433,198
  Net Fees Deferred For Financial
   Reporting                                   168,042          52,771
  Unrealized Loss On Securities Available
   For Sale                                    112,174               -
  Other                                         23,254          25,479
                                           -----------     -----------
Total Gross Deferred Tax Assets              2,459,323       1,397,076
                                           -----------     -----------
Deferred Tax Liabilities:
  Unrealized Gain On Securities Available
   For Sale                                          -         212,933
  FHLB Stock Basis Over Tax Basis              133,367         113,362
  Depreciation                                  91,968         112,032
  Other                                        464,428               -
Total Gross Deferred Tax Liability             689,763         438,327
                                           -----------     -----------

Net Deferred Tax Asset                     $ 1,769,560     $   958,749
                                           ===========     ===========

     The balance of the change in the net deferred tax asset results from the current period deferred tax expense of $485,704. The net deferred tax asset is included in other assets in the accompanying consolidated balance sheets.

     No valuation allowance for deferred tax assets was required at March 31, 2002 and 2001. The realization of net deferred tax assets may be based on utilization of carrybacks to prior taxable periods, anticipation of future taxable income in certain periods, and the utilization of tax planning strategies. Management has determined that the net deferred tax asset can be supported based upon these criteria.

                SECURITY FEDERAL CORPORATION SUBSIDIARIES

               Notes To Consolidated Financial Statements

(10) Income Taxes, Continued
     -----------------------
     Retained earnings at March 31, 2002 include tax bad debt reserves of approximately $2.2 million for which no provision for federal income tax has been made. If in the future these amounts are used for any purpose other than to absorb bad debt losses including dividends, stock redemptions, or distributions in liquidation or the Company ceases to be qualified as a bank, then these amounts may be subject to federal income tax at the then prevailing corporate tax rate.

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

     As of March 31, 2002 and 2001, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank had to maintain total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage ratios at 10%, 6%, and 5%, respectively. There are no conditions or events that Management believes have changed the Bank's classification.





     The Bank's regulatory capital amounts and ratios are as follows as of the dates indicated:

                                                                                 To Be Well Capitalized
                                                                                      Under Prompt
                                                                                   Corrective Action
                                    Actual             For Capital Adequacy            Provisions
                              -------------------      --------------------       ----------------------
                               Amount      Ratio        Amount       Ratio          Amount        Ratio
                              --------   --------      --------    --------       ----------    --------
                                                     (Dollars in Thousands)
March 31, 2002
Tier 1 Risk-Based Core
 Capital (To Risk Weighted
 Assets)                     $  25,646     11.1%     $   9,212        4.0%         $  13,818        6.0%
Total Risk-Based Capital
 (To Risk Weighted Assets)   $  28,288     12.3%     $  18,424        8.0%         $  23,030       10.0%
Tier 1 Leverage (Core)
 Capital (To Adjusted
 Tangible Assets)            $  25,646      6.8%     $  15,072        4.0%         $  18,841        5.0%
Tangible Capital
 (To Tangible Assets)        $  25,461      6.8%     $   7,533        2.0%         $  18,831        5.0%

March 31, 2001
Tier 1 Risk-Based Core
 Capital (To Risk Weighted
 Assets)                     $  22,956     11.1%     $   8,267        4.0%         $  12,400        6.0%
Total Risk-Based Capital
 (To Risk Weighted Assets)   $  25,311     12.2%     $  16,533        8.0%         $  20,667        10.0%
Tier 1 Leverage (Core)
 Capital (To Adjusted
 Tangible Assets)            $  22,956      6.9%     $  13,219        4.0%         $  16,523         5.0%
Tangible Capital
 (To Tangible Assets)        $  22,486      6.8%     $   6,600        2.0%         $  16,500         5.0%

     The payment of dividends by the Company depends primarily on the ability of the Bank to pay dividends to the Company. The payment of dividends by the Bank to the Company is subject to substantial restrictions and would require prior notice to the Office of Thrift Supervision "OTS".

              SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                Notes To Consolidated Financial Statements

(12) Employee Benefit Plans
     ----------------------
     The Company is participating in a multiple employer defined contribution employee benefit plan covering substantially all employees with one or more years of service. The Company matches a portion of the employees' contributions and has a discretionary profit sharing provision. The total employer contributions were $207,000, $143,000, and $130,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

     The Company has an Employee Stock Ownership Plan ("ESOP") for the exclusive benefit of employee participants. The discretionary contributions for the years ended March 31, 2002, 2001 and 2000 were $109,000, $67,000, and $57,000, respectively. The ESOP from time to time borrows funds from financial institutions to purchase the Company's stock. The balance of the loan was $358,000 and $415,000 at March 31, 2002 and 2001, respectively. The Company carries the debt as a liability and a reduction in equity, although the Company neither endorses nor guarantees the loan. The loan is repaid by Company contributions to the trustee, who in turn makes the loan payment to the financial institution.

     Certain officers of the Company participate in an incentive stock option plan. Options are granted at exercise prices not less than the fair value of the Company's common stock on the date of the grant. The following is a summary of the activity under the Company's incentive stock option plan for the years ended March 31, 2002, 2001, and 2000.


                                    2002                        2001                        2000
                             ------------------------   ------------------------   -------------------------
                                       Weighted Avg.               Weighted Avg.               Weighted Avg.
                             Shares    Exercise Price   Shares    Exercise Price   Shares    Exercise Price
                             ------------------------   ------------------------   -------------------------
Balance, Beginning of Year   82,556      $ 22.86        81,556       $ 22.71       11,556       $  8.00
  Options granted             2,000        30.00         4,000         27.50       70,000         25.14
  Options exercised               -            -             -             -            -             -
  Options forfeited           3,000        25.00         3,000         25.00            -             -
                             ------                     ------                     ------
Balance, March 31            81,556      $ 22.96        82,556       $ 22.86       81,556       $ 22.71
                             ======                     ======                     ======




     At March 31, 2002, the Company had the following options outstanding:

                Outstanding                  Earliest Date
  Grant Date      Options     Option Price    Exercisable    Expiration Date
  ----------    -----------   ------------   -------------   ---------------
   1/07/97         11,556       $ 8.00         1/1/02 to        12/31/02 to
                                                 1/1/06          12/31/06

  10/19/99         60,000       $25.00        10/1/04 to         9/30/05 to
                                               10/01/08           9/30/09

  10/19/99          4,000       $27.50         10/01/03           9/30/04

   4/18/00          2,000       $27.50         4/1/05 to         3/31/06 to
                                                 4/1/09            3/31/10

  11/21/00          2,000       $27.50        12/1/05 to        11/30/06 to
                                                12/1/09           11/30/10

   4/17/01          2,000       $30.00         5/1/06 to          4/30/07
                                                 5/1/10           4/30/11

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

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                Notes To Consolidated Financial Statements

(12) Employee Benefit Plans, Continued
     ---------------------------------
     There were 10,000 options available for granting at March 31, 2002.

     The incentive stock option plan adopted by the Company includes a provision for tandem stock appreciation rights ("SARs"). Upon vesting, these stock appreciation rights are exercisable in lieu of the stock options granted to the employee. Upon exercise, the employee chooses the option or SAR feature, and the tandem instrument is cancelled. The Company accounts for incentive stock options and tandem SARs under Accounting Principles Board ("APB") Option No. 25, "Accounting for Stock Issued to Employees". APB No. 25 states that compensation cost for a combination plan permitting an employee to elect one part should be measured according to the terms that an employee is mostly likely to elect based on the facts available each period. Due to the personal income tax implications of SARs under the Internal Revenue Code, employees have historically elected to exercise options rather than the SARs. Accordingly, the Company has elected to measure compensation cost for stock options as required by APB No. 25, rather than for the SARs.

     The Company has elected the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share amounts as of March 31 would have been reduced to the pro forma amounts indicated below.

                                    2002          2001          2000
                                -----------   ----------    -----------
Net Income, As Reported         $ 2,509,586  $ 2,127,434    $ 2,021,213
Net Income, Pro Forma           $ 2,397,678  $ 2,070,652    $ 2,005,458
Net Income Per Common Share
 (Basic), As Reported           $      1.50  $      1.27    $      1.20
Net Income Per Common Share
 (Basic), Pro Forma             $      1.44  $      1.24    $      1.19
Net Income Per Common Share
 (Diluted), As Reported         $      1.47  $      1.25    $      1.19
Net Income Per Common Share
 (Diluted), Pro Forma           $      1.41  $      1.22    $      1.18

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants: Dividend yield of $.08 per share for options granted during the years ended 2002 and 2001 and $.055 for shares granted during the year ended 1997, expected volatility of 30% for options granted in 2002, 2001 and 2000 and 20% for options granted in 1997, risk-free interest rate of 5.9%, and expected lives of 6-10 years.

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

     Financial instruments where the contract amount represents the Bank's credit risk include commitments under pre-approved but unused lines of credit of $30.9 million and $25.4 million and letters of credit of $318,000 and $132,000 at March 31, 2002 and 2001, respectively.


     These loan and letter of credit commitments are subject to the same credit policies and reviews as loans on the balance sheet. Collateral, both the amount and nature, is obtained based upon Management's assessment of the credit risk. Since many of the extensions of credit are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. In addition to these loan commitments noted above, the Bank had unused credit card loan commitments of $2.1 million and $2.0 million at March 31, 2002 and 2001, respectively. Outstanding commitments on mortgage loans not yet closed amounted to $272,000 at March 31, 2002. Such commitments, which are funded subject to certain limitations, extend over varying periods of time with the majority being funded within 90 days. At March 31, 2002, the Bank had outstanding commitments to sell approximately $2.2 million of loans.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

(14) Related Party Transactions
     --------------------------
     At March 31, 2002, the total aggregate indebtedness to the Bank by executive officers and directors of the Bank and Company, whose individual indebtedness exceeded $60,000 at any time over the period since April 1, 2000, was $597,000. There were $25,000 in additional loans to executive officers and directors whose individual indebtedness exceeded $60,000 during fiscal 2002. Repayments on these loans totaled approximately $136,000. Loans to all employees, officers, and directors of the Company, in the aggregate constituted approximately 11.80% of the total shareholders' equity of the Company at March 31, 2002.

     The Company rents office space from a company in which a director and an officer of the Company and the Bank have an ownership interest. The Bank incurred expenses of $29,000, $28,000, and $27,000 for rent for the years ended March 31, 2002, 2001 and 2000, respectively. Management is of the opinion that the transactions with respect to office rent are made on terms that are comparable to those which would be made with unaffiliated persons.

(15) Security Federal Corporation Condensed Financial Statements (Parent
     -------------------------------------------------------------------
     Company Only)
     ------------
     The following is condensed financial information of Security Federal Corporation (Parent Company only). The primary asset is its investment in the Bank subsidiary and the principal source of income for the Company is equity in undistributed earnings from the Bank.

                       Condensed Balance Sheet Data

                                                  At March 31,
                                          ------------------------------
                                               2002            2001
                                          ------------     -------------
Assets:
  Cash                                    $    285,396     $    421,979
  Investment In Security Federal Bank       25,463,436       23,484,072
  Income Tax Receivable From Bank               32,071           31,356
                                          ------------     ------------
Total Assets                              $ 25,780,903     $ 23,937,407
                                          ============     ============

Liability And Shareholders' Equity:
  Accounts Payable                        $     22,043     $     22,043
  Indirect Guarantee of ESOP Debt              358,297          415,000
  Shareholders' Equity                      25,400,563       23,500,364
                                          ------------     ------------
Total Liabilities And Shareholders'
 Equity                                   $ 25,780,903     $ 23,937,407
                                          ============     ============


                     Condensed Statements of Income Data

                                           For the Years Ended March 31,
                                       -------------------------------------
                                           2002         2001         2000
                                       ----------   -----------  -----------
Income:
  Equity In Earnings Of Security
   Federal Bank                        $ 2,510,729  $ 2,092,433  $ 2,036,062
  Equity In (Loss) Earnings Of Real
   Estate Partnership                            -      (12,678)      12,380

  Miscellaneous Income                         406       30,382       21,599
                                       -----------  -----------  -----------
                                         2,511,135    2,110,137    2,070,041
Expenses:
  Recovery Of Previously Recognized
   Loss                                          -      (50,000)           -
  Other Expenses                             1,549       32,703       48,828
                                       -----------  -----------  -----------
                                             1,549      (17,297)      48,828
                                       -----------  -----------  -----------
Net Income                             $ 2,509,586  $ 2,127,434  $ 2,021,213
                                       ===========  ===========  ===========

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(15)  Security Federal Corporation Condensed Financial Statements (Parent
      -------------------------------------------------------------------
      Company Only), Continued
      ------------------------

                 Condensed Statements of Cash Flow Data

                                         For the Years Ended March 31,
                                   -------------------------------------
                                       2002         2001         2000
                                   -----------   -----------  -----------
Operating Activities:
  Net Income                       $ 2,509,586   $ 2,127,434   $ 2,021,213
  Adjustments To Reconcile Net
   Income To Net Cash Provided By
   (Used In) Operating Activities:
    Equity In Earnings Of Security
     Federal Bank                   (2,510,729)   (2,092,433)   (2,036,062)
    Equity In Earnings (Loss) Of
     Real Estate Partnership                 -        12,678       (12,380)
    Recovery of Previously
     Recognized Loss                         -       (50,000)            -
   (Increase) Decrease In Income
     Taxes Receivable And Other
     Assets                               (700)      202,704        25,899
    Increase (Decrease) In
     Accounts Payable                                  8,409         8,399
                                   -----------   -----------   -----------
Net Cash Provided By (Used In)
 Operating Activities                   (1,843)      208,792         7,069
                                   -----------   -----------   -----------
Investing Activities:
  Return Of Capital From Real
   Estate Partnerships                       -       196,526        40,000
                                   -----------   -----------   -----------
Net Cash Provided By Investing
 Activities                                  -       196,526        40,000
                                   -----------   -----------   -----------
Financing Activities:
  Dividends Paid                      (134,740)     (134,739)     (134,739)
                                   -----------   -----------   -----------
Net Increase (Decrease) In Cash       (136,583)      270,579       (87,670)
Cash At Beginning Of Year              421,979       151,400       239,070
                                   -----------   -----------   -----------
Cash At End Of Year                $   285,396   $   421,979   $   151,400
                                   ===========   ===========   ===========

(16) Carrying Amounts and Fair Value of Financial Instruments
     --------------------------------------------------------
     The carrying amounts and fair value of financial instruments are summarized below:

                                             At March 31,
                              ---------------------------------------------
                                       2002                   2001
                              ----------------------  ---------------------
                              Carrying    Estimated   Carrying   Estimated
                               Amount     Fair Value   Amount    Fair Value
                              --------    ----------  --------   ----------
                                              (In Thousands)
Financial Assets:
  Cash And Cash Equivalents   $ 11,528      11,528    $ 12,616     12,616
  Investment And Mortgage-
   Back Securities            $118,898     118,933    $ 74,405     74,446

  Loans Receivable, Net       $234,319     236,591    $230,997    232,165
  Federal Home Loan Bank
   Stock                      $  2,669       2,669    $  3,431      3,431

Financial Liabilities:
  Deposits:
    Checking, Savings, and
     Money Market Accounts    $161,089     161,089    $124,220    124,220
    Certificate Accounts      $147,949     148,637    $133,190    134,702
  Advances From Federal
    Home Loan Bank            $ 33,108      34,675    $ 42,704     43,316
  Other Borrowed Money        $  6,169       6,169    $  3,409      3,409

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                Notes To Consolidated Financial Statements

(16) Carrying Amounts and Fair Value of Financial Instruments, Continued
     -------------------------------------------------------------------
     At March 31, 2002, the Bank had $33.3 million of off-balance sheet financial commitments. These commitments are to originate loans and unused consumer lines of credit and credit card lines. Since these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

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

     Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Bank has significant assets and liabilities that are not considered financial assets or liabilities including deposit franchise values, loan servicing portfolios, deferred tax liabilities, and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates. The values used are provided from the Office of Thrift Supervison's interest rate risk model.

     The Company has used management's best estimate of fair value on the above assumptions. Thus, the fair values presented may not be the amounts which could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses which would be incurred in an actual sale or settlement are not taken into consideration in the fair value presented.




(17) Quarterly Financial Data (Unaudited)
     -----------------------------------
     Unaudited condensed financial data by quarter for fiscal year 2002 and 2001 is as follows (amounts, except per share data, in thousands):

                                                              Quarter ended
                                  -----------------------------------------------------------------
2001-2002                         June 30, 2001    Sept. 30, 2001    Dec. 31, 2001    Mar. 31, 2002
                                  -------------    --------------    -------------    -------------
Interest Income                   $      6,185     $      6,339       $      6,196     $      5,912
Interest Expense                         3,407            3,349              2,923            2,533
                                  ------------     ------------       ------------     ------------
  Net Interest Income                    2,778            2,990              3,273            3,379
Provision for Loan Losses                  175              250                500              600
                                  ------------     ------------       ------------     ------------
  Net Interest Income after
   Provision for Loan Losses             2,603            2,740              2,773            2,779
Noninterest Income                         822              718              1,054              871
Noninterest Expense                      2,569            2,551              2,709            2,507
                                  ------------     ------------       ------------     ------------
  Income before Income Tax                 856              907              1,118            1,143
Provision for Income taxes                 319              338                426              431
                                  ------------     ------------       ------------     ------------
  Net Income                      $        537     $        569       $        692     $        712
                                  ============     ============       ============     ============
Basic Net Income per Common Share $       0.32     $       0.34       $       0.41     $       0.43
                                  ============     ============       ============     ============
Diluted Net Income per Common
 Share                            $       0.32     $       0.33       $       0.40     $       0.42
                                  ============     ============       ============     ============
Basic Weighted Average Shares
 Outstanding                         1,670,175        1,671,459          1,671,459        1,671,459
                                  ============     ============       ============     ============
Diluted Weighted Average Shares
 Outstanding                         1,703,675        1,707,680          1,708,146        1,708,146
                                  ============     ============       ============     ============

(17) Quarterly Financial Data (Unaudited), Continued
     -----------------------------------------------

                                                              Quarter ended
                                  -----------------------------------------------------------------
2000-2001                         June 30, 2000    Sept. 30, 2000    Dec. 31, 2000    Mar. 31, 2001
                                  -------------    --------------    -------------    -------------
Interest Income                   $       5,632    $       5,971     $      6,283     $      6,267
Interest Expense                          3,132            3,434            3,729            3,577
                                  -------------    -------------     ------------     ------------
  Net Interest Income                     2,500            2,537            2,554            2,690
Provision for Loan Losses                   175              150              150              450
                                  -------------    -------------     ------------     ------------

  Net Interest Income after
   Provision for Loan Losses              2,325            2,387            2,404            2,240
Noninterest Income                          589              599              591              960
Noninterest Expense                       2,105            2,164            2,202            2,380
                                  -------------    -------------     ------------     ------------
  Income before Income Tax                  809              822              793              820
Provision for Income taxes                  300              303              285              229
                                  -------------    -------------     ------------     ------------
  Net Income                      $         509    $         519     $        508     $        591
                                  =============    =============     ============     ============
Basic Net Income per Common Share $        0.30    $        0.31     $       0.30     $       0.36
                                  =============    =============     ============     ============
Diluted Net Income per            $        0.30    $        0.30     $       0.30     $       0.35
                                  =============    =============     ============     ============
Basic Weighted Average Shares
 Outstanding                          1,676,494        1,673,718        1,670,434        1,669,901
                                  =============    =============     ============     ============
Diluted Weighted Average Shares
 Outstanding                          1,693,672        1,697,072        1,702,206        1,702,206
                                  =============    =============     ============     ============

                                                   41

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES


                          SHAREHOLDERS INFORMATION

ANNUAL MEETING

The annual meeting of shareholders will be held at 2:00 p.m., Tuesday, July 16, 2002 at the University of South Carolina - Aiken, Business and Educational Building, Room 116, 471 University Parkway, Aiken, SC.

STOCK LISTING
The Company's stock is traded over the counter and trades infrequently.

PRICE RANGE OF COMMON STOCK
The table below shows the range of high and low bid prices as reported by the Salomon Smith Barney, located in Aiken, SC. These prices represent actual transactions and do not include retail markups, markdowns or commissions. The Salomon Smith Barney Company creates a market for the stock.

                   Quarter Ending         High           Low
                   --------------     ------------   ------------
                      06-30-00         $    30.00     $    22.50
                      09-30-00         $    27.56     $    27.50
                      12-31-00         $    27.56     $    27.50
                      03-31-01         $    30.00     $    28.00
                      06-30-01         $    30.00     $    30.00
                      09-30-01         $    33.50     $    31.50
                      12-31-01         $    33.00     $    31.50
                      03-31-02         $    32.50     $    32.50

As of March 31, 2002, the Company had approximately 286 shareholders and 1,671,459 outstanding shares of common stock.

DIVIDENDS
The first quarterly dividend on the stock was paid to shareholders on March 15, 1991. Dividends will be paid upon the determination of the Board of Directors that such payment is consistent with the long-term interest of the Company. The factors affecting this determination include the Company's current and projected earnings, operating results, financial condition, regulatory restrictions, future growth plans and other relevant factors. The Company declared and paid dividends of $0.02 per share for each of the four quarters of the fiscal years ended March 31, 2002 and 2001. There was a 2-for-1 stock split in the fiscal year ended March 31, 2001.

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

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES


                         SHAREHOLDERS INFORMATION

ANNUAL AND OTHER REPORTS
The Company is required to file an annual report on Form 10-K for its fiscal year ended March 31, 2002 with the Securities and Exchange Commission. Copies of Form 10-K, Security Federal Corporation's annual report, and the Company's quarterly reports may be obtained from any of the following companies listed below. Additionally, shareholder and/or general inquiries may be addressed to Mrs. Ruth Vance of Security Federal Corporation.


GENERAL INQUIRIES:       TRANSFER AGENT:         SPECIAL COUNSEL:            INDEPENDENT AUDITORS:
------------------       ---------------         ----------------            ---------------------
Mrs. Ruth Vance          Security Federal        Breyer & Associates, PC     Elliott Davis , LLC
Security Federal         Corporation             Suite 785                   211 York Street, N.W.
 Corporation             1705 Whiskey Road, S    8180 Greensboro Drive       P.O. Box 930
1705 Whiskey Road, S     P.O. Box 810            McLean, VA 22102            Aiken, SC  29802-0930
P.O. Box 810             Aiken, SC  29802-0810
Aiken, SC  29802-0810
Phone:  803-641-3000



BOARD OF DIRECTORS*
------------------------------------------------------------------------------------------------------------
T. Clifton Weeks          Sen. Thomas L. Moore        Harry O. Weeks, Jr.       Directors Emeriti:
Chairman                  President                   Business Development      Walter E. Brooker, Sr.
Security Federal Corp.    Boiler Efficiency, Inc.     Executive                 President, Brooker's Inc.
Aiken, SC                 Clearwater, SC              Hutson-Etherredge         Denmark, SC
                                                      Companies
                                                      Aiken, SC

Dr. Robert E. Alexander   Timothy W. Simmons          Thomas Clark              Robert E. Johnson
Chancellor Emeritus       President/CEO               President                 Corporate Secretary
Univ. of SC at Aiken      Security Federal Corp.      Security Federal Bank     Attorney-At-Law (Retired)
Aiken, SC                 Aiken, SC                   Aiken, SC                 Aiken, SC

William Clyburn           G. L. Toole, III            Chris Verenes
Advisor for Community     Attorney-At-Law             Director of Planning &
Alliances                 Aiken, SC                   Administration
WSRC                                                  Washington Group
Aiken, SC                                             International
                                                      Aiken, SC

DENMARK ADVISORY BOARD**
------------------------------------------------------------------------------------------------------------
Walter E. Booker, Sr.  David Crum            Jim Harrison        Claude E. McCain       Rev. Isaiah Odom
President              Attorney-At-Law       Owner               President              Owner
Brooker's Inc.         Crum, Crum and Crum   Jim Harrison Art    H.C. McCain            Odom's Auto Sure
Denmark, SC            Denmark, SC           Gallery             Insurance Agency       Auto Parts
                                             Denmark, SC         Denmark, SC            Denmark, SC

NORTH AUGUSTA ADVISORY BOARD**
------------------------------------------------------------------------------------------------------------
Richard Borden         Rev. G.L. Brightharp  Helen Butler        Sen. Thomas L. Moore   John Potter
Owner                  Owner                 Retired Banker      President              Director of Finance
Borden Pest Control    G. L. Brighthard &    North Augusta, SC   Boiler Efficiency,     City of North
North Augusta, SC      Sons Mortuary                             Inc.                   Augusta
                       North Augusta, SC                         Clearwater, SC         North Augusta, SC


WAGENER ADVISORY BOARD**
------------------------------------------------------------------------------------------------------------
M. Judson Busbee       Chad. Ingram          Mary Lybrand        Richard H Sumpter
Owner                  Vice President        Retired Banker      Retired Educator
Busbee Hardware        New World             Wagener, SC         Wagener, SC
Wagener, SC            Enterprises
                       Wagener, SC

MIDLAND VALLEY ADVISORY BOARD**
------------------------------------------------------------------------------------------------------------
Charles Hilton         Rev. Nathaniel        Gloria Bush-Johnson Sen. Thomas L. Moore   Rev. Dennis Phillips
General Manager        Irvin, Sr.            Consultant          President              Pastor
Breezy Hill Water      Pastor                Aiken, SC           Boiler Efficiency, Inc.Christian Heritage
& Sewer                Old Storm Church                          Clearwater, SC         Church
Garniteville, SC       Baptist Chruch                                                   Graniteville, SC
                       Clearwater, SC

Glenda K. Napier       Carlton Shealy
Co-Owner               Owner
Napier Funeral         C. Shealy Realty
Home                   Builders &
Graniteville, SC       Developers
                       North Augusta, SC

WEST COLUMBIA ADVISORY BOARD**
------------------------------------------------------------------------------------------------------------
Eleanor Powell Clark   Dr. G. Tripp Jones    L. Ed Kirkland      Donald T. Martin       L. Todd Sease
Owner/Operator         Physician             Owner/Agent         Controller, CPA        Partner
B & E Enterprises Inc. SC Oncology           L. Ed Kirkland &    Nexen, Pruet, Jacobs   Jumper, Carter,
dba McDonald's         Associates            Co., LLC            & Pollard, LLP         Sease, Architects,
Columbia, SC           West Columbia, SC     Columbia, SC        Columbia, SC           PA
                                                                                        West Columbia, SC

Jan Hook-Stamps
Owner
Southern Anesthesis
& Surgical Co.
West Columbia, SC

*   Serves as Members of the Board for:  Security  Federal  Corporation,  Security  Federal Bank,  and
    Security Financial Services Corporation
**  Serves as Members of the Board for: Security Federal Bank

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES


SECURITY FEDERAL BANK MANAGEMENT TEAM:
------------------------------------------------------------------------------

T. Clifton Weeks               Chairman of Security Federal Corporation
                   -----------
Timothy W. Simmons             Chairman and Chief Executive Officer
                   -----------
G.L. Toole, III                Vice President
                   -----------
Robert E. Johnson              Corporate Secretary
                   -----------
Thomas Clark                   President
                   -----------
Roy G. Lindburg                Treasurer and Chief Financial Officer
                   -----------
Floyd Blackmon                 Senior Vice President and Chief Operations
                               Officer
                   -----------
Frank Thomas                   Senior Vice President - Business
                               Development/Commercial Loans
                   -----------
Stephen P. Nivens              Regional President - West Columbia
                   -----------
Sandy Bartlett                 Vice President - Human Resources
                   -----------
Kathryn Carr                   Vice President - Special Assets
                   -----------
Carol McCleskey                Vice President and Branch Coordinator
                   -----------
Harley Henkes                  Internal Auditor and Compliance/Security
                               Officer
                   -----------
Gabriele Dukes                 Vice President - Financial Counseling
                   -----------
Rodney Ingle                   Vice President - Business
                               Development/Commercial Loans
                   -----------
Joseph Taylor                  Vice President - Operations Officer
                   -----------
Sherry Stone                   Vice President - Investment Consultant
                   -----------
Scott Raines                   Vice President- Senior Trust Consultant
                   -----------
Greg Warfield                  Vice President - Mortgage Loan Originator
                   -----------
Deborah Vermillion             Vice President - Mortgage Loan Production
                   -----------
Ruth Vance                     Assistant Secretary and Assistant Vice
                               President
                   -----------
Margaret Hurt                  Assistant Treasurer - Accounting
                   -----------
Laura Conway                   Assistant Vice President - Operations
                   -----------
Patricia Moseley               Assistant Vice President - Loan and Credit Card
                               Servicing
                   -----------
Ann Johnson                    Assistant Vice President - Purchasing and
                               Equipment Maintenance
                   -----------
Etta Petroff                   Assistant Vice President - Secondary Marketing
                   -----------
Lee Hutto                      Assistant Vice President - Business
                               Development/Commercial Loans
                   -----------

Todd Lucas                     Assistant Vice President - Business
                               Development/Commercial Loans
                   -----------
Elsie Dicks                    Assistant Vice President - Call Center Manager
                   -----------

Cathy Fields                   Assistant Vice President - Construction Loan
                               Administration
                   -----------



SECURITY FEDERAL BANK BRANCHES:
------------------------------------------------------------------------------

Whiskey Road                   Dana Hall, Assistant Vice President/Manager
                   -----------
North Augusta                  Sam Cox, Assistant Vice President/Manager
                   -----------
Denmark                        Cynthia Towne, Assistant Vice President/Manager
                   -----------
Laurens Street                 Vicky Moseley, Assistant Vice President/Manager
                   -----------
Richland Avenue                Kevin Price, Assistant Vice President/Manager
                   -----------
Wal-Mart                       Amanda Clifford, Manager
                   -----------
Graniteville                   Kathy Williamson, Assistant Vice
                               President/Manager
                   -----------
Langley                        Pat Guglieri, Assistant Vice President/Manager
                   -----------
Clearwater                     Gail Dotson, Assistant Vice President/Manager
                   -----------
Wagener                        Sharon Swift, Assistant Vice President/Manager
                   -----------
West Columbia                  Mary Clark, Assistant Vice President/Manager
                   -----------

                                 Exhibit 21

                       Subsidiaries of the Registrant



                                                         State       Percent-
                                                         of Incor-   tage of
Parent                         Subsidiary                poration    Ownership
------                         ----------                --------    ---------

Security Federal Corporation   Security Federal Bank   United States    100%

Security Federal Bank          Security Federal
                                 Insurance             South Carolina   100%

                               Security Federal
                                 Investments           South Carolina   100%

                               Security Federal Trust  South Carolina   100%

                               Security Financial
                                 Services Corporation  South Carolina   100%

                                 Exhibit 23

                       Consent of Elliott Davis, LLC

                                                     Elliott Davis, LLC
                                                     Advisors-CPAs-Consultants
                                                     870 S. Pleasantburg Drive
                                                     P.O. Box 6286
Elliott Davis                                        Greenville, SC 29606-6286
------------------------------------------------------------------------------
                                                     Phone 864.242.3370
                                                     Fax 864.232.7161




                       INDEPENDENT AUDITORS' CONSENT


Board of Directors
Security Federal Corporation


     We consent to incorporation by reference in the Registration Statement No. 3380008 on Form S-8 of our report dated May 2, 2002, relating to the consolidated balance sheet of Security Federal Corporation and subsidiaries as of March 31, 2002 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended, which report appears in the March 31, 2002 annual report on Form 10-K.


                                    /s/Elliott Davis, LLC


Greenville, South Carolina
June 25, 2002