Form 10-Q
period 2002-06-30
SECURITY FEDERAL CORPORATION
filed 2002-08-07
CIK 818677

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549

                                 FORM 10 - Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD:

                         FROM:         TO:
                              --------    --------

                      COMMISSION FILE NUMBER:  0-16120

                        SECURITY FEDERAL CORPORATION

             South Carolina                       57-0858504
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

        CLASS:          OUTSTANDING SHARES AT:     $0.01 PAR VALUE:
        -------------   ----------------------     ----------------
        Common Stock        June 30, 2002             1,673,138

                                INDEX
            Security Federal Corporation and Subsidiaries

==============================================================================

PART I.  FINANCIAL INFORMATION (UNAUDITED)                          PAGE NO.

Item 1.  Financial Statements (Unaudited):

            Consolidated Balance Sheets                                1

            Consolidated Statements of Income                          2

            Consolidated Statement of Shareholders' Equity             3

            Consolidated Statements of Cash Flows                      4

         Notes to Consolidated Financial Statements                    6

Item 2.  Management's Discussion and Analysis-Results of
           Operations and Financial Condition                         10

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                                13
==============================================================================

PART II. OTHER INFORMATION

         Other Information                                            14

         Signatures                                                   15
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

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                Security Federal Corporation and Subsidiaries

                        Consolidated Balance Sheets

                                               June 30, 2002    March 31, 2002
                                               -------------    --------------
Assets:                                        (Unaudited)         (Audited)

 Cash and Cash Equivalents                     $  8,926,313     $ 11,528,411
 Investment And Mortgage-Backed Securities:
  Available For Sale: (Amortized cost of
                      $127,896,079 at June 30,
                      2002 and $117,657,245
                      at March 31, 2002)        129,977,290      117,361,736
  Held To Maturity:   (Fair value of $1,545,634
                      at June 30, 2002 and
                      $1,571,667 at March 31,
                      2002)                       1,483,607        1,536,656
                                               ------------     ------------
 Total Investment And Mortgage-Backed
  Securities                                    131,460,897      118,898,392
                                               ------------     ------------
 Loans Receivable Net:
  Held For Sale                                   1,683,224        2,165,918
  Held For Investment: (Net of allowance of
                       $4,041,544 at June 30,
                       2002 and $3,689,079 at
                       March 31, 2002)          231,781,403      232,152,950
                                               ------------     ------------
Total Loans Receivable, Net                     233,464,627      234,318,868
                                               ------------     ------------
 Accrued Interest Receivable:
   Loans                                          1,179,479        1,249,273
   Mortgage-Backed Securities                       287,479          283,775
   Investments                                      825,289          650,034
  Premises And Equipment, Net                     4,890,499        4,859,140
  Federal Home Loan Bank Stock, At Cost           2,669,300        2,669,300
  Repossessed Assets Acquired In Settlement
    Of Loans                                        114,000           98,157
  Other Assets                                      752,831        1,764,980
                                               ------------     ------------
Total Assets                                   $384,570,714     $376,320,330
                                               ============     ============

Liabilities And Shareholders' Equity
 Liabilities:
  Deposit Accounts                             $315,907,433     $309,037,602
  Advances From Federal Home Loan Bank           33,090,000       33,108,000
  Other Borrowed Money                            5,516,591        6,169,411
  Advance Payments By Borrowers For Taxes
   and Insurance                                    368,418          247,149
  Other Liabilities                               2,096,011        2,357,605
                                               ------------     ------------
Total Liabilities                              $356,978,453     $350,919,767
                                               ------------     ------------

Shareholders' Equity:
 Serial Preferred Stock, $.01 Par Value;
  Authorized Shares - 200,000; Issued And
  Outstanding Shares - None                               -                -
 Common Stock, $.01 Par Value; Authorized
  Shares - 5,000,000; Issued - 1,684,200 And
  Outstanding Shares - 1,673,138 At June 30,
  2002 And 1,671,459 At March 31, 2002         $     16,842     $     16,842
 Additional Paid-In Capital                       3,985,312        3,985,312
 Indirect Guarantee of Employee Stock
  Ownership Trust Debt                             (324,583)        (358,297)
 Accumulated Other Comprehensive Income (Loss)    1,291,184         (183,335)
 Retained Earnings, Substantially Restricted     22,623,506       21,940,041
                                               ------------     ------------
Total Shareholders' Equity                     $ 27,592,261     $ 25,400,563
                                               ------------     ------------
Total Liabilities And Shareholders' Equity     $384,570,714     $376,320,330
                                               ============     ============

See accompanying notes to consolidated financial statements.

                Security Federal Corporation and Subsidiaries
                Consolidated Statements of Income (Unaudited)

                                                   Three Months Ended June 30,
                                                  ----------------------------
                                                       2002          2001
                                                  -----------    -----------
Interest Income:
 Loans                                            $ 4,360,728    $ 4,957,519
 Mortgage-Backed Securities                           798,626        670,151
 Investment Securities                                835,177        501,474
 Other                                                  7,150         55,830
                                                  -----------    -----------
Total Interest Income                               6,001,681      6,184,974
                                                  -----------    -----------
Interest Expense:
 NOW And Money Market Accounts                        623,248        710,365
 Passbook Accounts                                     69,284         78,085
 Certificate Accounts                               1,261,794      2,057,175
 Advances And Other Borrowed Money                    557,368        560,934
                                                  -----------    -----------
Total Interest Expense                              2,511,694      3,406,559
                                                  -----------    -----------
Net Interest Income:                                3,489,987      2,778,415
 Provision For Loan Losses                            450,000        175,000
                                                  -----------    -----------
 Net Interest Income After Provision For
  Loan Losses                                       3,039,987      2,603,415
                                                  -----------    -----------
Other Income:
 Gain On Sale Of Loans                                289,851        294,553
 Loan Servicing Fees                                   50,792         57,557
 Service Fees On Deposit Accounts                     281,602        297,462
 Other                                                176,886        172,144
                                                  -----------    -----------
Total Other Income                                    799,131        821,716
                                                  -----------    -----------
General And Administrative Expenses:
 Salaries And Employee Benefits                     1,490,544      1,483,138
 Occupancy                                            195,314        190,143
 Advertising                                           76,390         31,392
 Depreciation And Maintenance Of Equipment            269,005        278,283
 FDIC Insurance Premiums                               12,766         11,111
 Amortization Of Intangibles                          116,310        116,310
 Other                                                523,639        458,345
                                                  -----------    -----------
Total General And Administrative Expenses           2,683,968      2,568,722
                                                  -----------    -----------
 Income Before Income Taxes                         1,155,150        856,409
 Provision For Income Taxes                           438,000        319,151
                                                  -----------    -----------
Net Income                                        $   717,150    $   537,258
                                                  ===========    ===========

Basic Net Income Per Common Share                 $      0.43    $      0.32
                                                  ===========    ===========
Diluted Net Income Per Common Share               $      0.42    $      0.32
                                                  ===========    ===========
Cash Dividends Per Share On Common Stock          $      0.02    $      0.02
                                                  ===========    ===========
Basic Weighted Average Shares Outstanding           1,671,715      1,670,175
                                                  ===========    ===========
Diluted Weighted Average Shares Outstanding         1,709,863      1,703,675
                                                  ===========    ===========

See accompanying notes to consolidated financial statements.


                                Security Federal Corporation and Subsidiaries

                         Consolidated Statements of Shareholders' Equity (Unaudited)

                                                                        Accumulated
                                                                           Other
                                                                          Compre-
                                            Additional     Indirect       hensive
                                   Common     Paid-In    Guarantee of     Income    Retained
                                   Stock      Capital      ESOP Debt      (Loss)    Earnings       Total
                                ---------  -----------   ----------    ----------  -----------  -----------

Beginning Balance At
March 31, 2001                  $  16,842  $ 3,985,312   $ (415,000)   $  348,015  $19,565,195  $23,500,364
Net Income                              -            -            -             -      537,258      537,258
Other Comprehensive
 Income, Net Of Tax:
  Unrealized Holding
   Losses On Securities
   Available For Sale                   -            -            -       (34,906)           -      (34,906)
                                                                                                -----------
  Comprehensive Income                                                                              502,352
Decrease In Indirect
 Guarantee Of ESOP
 Debt                                                        56,703                                  56,703
Cash Dividends                          -            -                          -      (33,686)     (33,686)
                                ---------  -----------   ----------    ----------  -----------  -----------
Balance At
June 30, 2001                   $  16,842  $ 3,985,312   $ (358,297)   $  313,109  $20,068,767  $24,025,733
                                =========  ===========   ==========    ==========  ===========  ===========

Beginning Balance At
March 31, 2002                  $  16,842  $ 3,985,312   $ (358,297)   $ (183,335) $21,940,041  $25,400,563
Net Income                              -            -            -             -      717,150      717,150
Other Comprehensive
Income, Net Of Tax:
 Unrealized Holding
  Gains On Securities
  Available For Sale                    -            -            -     1,474,519            -    1,474,519
                                                                                                -----------
 Comprehensive Income                                                                             2,191,669
Decrease in Indirect
 Guarantee of ESOP
 Debt                                                        33,714                                  33,714
Cash Dividends                          -            -            -             -      (33,685)     (33,685)
                                ---------  -----------   ----------    ----------  -----------  -----------
Balance at
June 30, 2002                   $  16,842  $ 3,985,312   $ (324,583)   $1,291,184  $22,623,506  $27,592,261
                                =========  ===========   ==========    ==========  ===========  ===========

See accompanying notes to consolidated financial statements.


               Security Federal Corporation and Subsidiaries

             Consolidated Statements of Cash Flows (Unaudited)

                                                  Three Months Ended June 30,
                                                 ---------------------------
                                                      2002           2001
                                                 ------------   ------------

Cash Flows From Operating Activities:
Net Income                                       $    717,150   $    537,258
Adjustments To Reconcile Net Income To Net Cash
 Provided By Operating Activities:
  Depreciation Expense                                200,778        248,177
  Amortization Of Intangibles                         116,310        116,310
  Discount Accretion And Premium Amortization          67,824       (100,193)
  Provisions For Losses On Loans And Real Estate      450,000        175,000
  Gain On Sale Of Loans                              (289,851)      (294,553)
  Gain On Sale Of Real Estate                          (5,000)             -
  Amortization Of Deferred Fees On Loans              (45,888)       (45,705)
  Proceeds From Sale Of Loans Held For Sale        14,888,734     17,267,184
  Origination Of Loans For Sale                   (14,146,189)   (16,960,141)
  (Increase) Decrease In Accrued Interest
   Receivable:
     Loans                                             69,794          9,713
     Mortgage-Backed Securities                        (3,704)      (106,969)
     Investments                                     (175,255)       227,780
  Increase In Advance Payments By Borrowers           121,269         92,393
  (Gain) Loss On Disposition Of Premises And
    Equipment                                               -         (1,367)
  Other, Net                                         (234,242)      (755,606)
                                                 ------------   ------------
Net Cash Provided By Operating Activities           1,731,730        409,281
                                                 ------------   ------------

Cash Flows From Investing Activities:
  Principal Repayments On Mortgage-Backed
   Securities Held To Maturity                         21,467        274,986
  Principal Repayments On Mortgage-Backed
   Securities Available For Sale                    4,033,557      3,871,582
  Purchase Of Investment Securities Available
   For Sale                                       (15,975,750)    (8,073,750)
  Purchase Of Mortgage-Backed Securities
   Available For Sale                              (6,477,998)   (21,075,981)
  Proceeds From Sale of Mortgage Backed
   Securities Available For Sale                            -        599,735
  Maturities Of Investment Securities Available
   For Sale                                         8,113,539     17,361,338
  Maturities Of Investment Securities Held
   To Maturity                                         31,576              -
  Redemption Of FHLB Stock                                  -        761,700
  Increase In Loans To Customers                     (158,565)    (6,553,719)
  Proceeds From Sale Of Repossessed Assets            145,157         11,000
  Purchase And Improvement Of Premises And
   Equipment                                         (232,137)      (144,814)
                                                 ------------   ------------
Net Cash Used By Investing Activities             (10,499,154)   (12,967,923)
                                                 ------------   ------------

Cash Flows From Financing Activities:
 Increase In Deposit Accounts                       6,869,831     15,890,704
 Proceeds From FHLB Advances                       23,600,000     11,700,000
 Repayment Of FHLB Advances                       (23,618,000)   (18,778,000)
 Proceeds Of Other Borrowings                               -        293,691
 Repayment Of Other Borrowings                       (652,820)             -
 Dividends To Shareholders                            (33,685)       (33,686)
                                                 ------------   ------------
Net Cash Provided By Financing Activities           6,165,326      9,072,709
                                                 ------------   ------------
                                                                   (Continued)

                Security Federal Corporation and Subsidiaries

              Consolidated Statements of Cash Flows (Unaudited)

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                     2002            2001
                                                 ------------   ------------

Net Decrease In Cash And Cash Equivalents          (2,602,098)    (3,485,933)
Cash And Cash Equivalents At Beginning Of Period   11,528,411     12,616,129
                                                 ------------   ------------
Cash And Cash Equivalents At End Of Period       $  8,926,313   $  9,130,196
                                                 ============   ============

Supplemental Disclosure Of Cash Flows Information:
Cash Paid During The Period For Interest         $  2,619,162   $  3,574,251
Cash Paid During The Period For Income Taxes     $    247,772   $    554,623
Additions To Repossessed Assets                  $    156,000   $     29,000
Increase (Decrease) In Unrealized Net Gain On
 Securities Available For Sale, Net Of Taxes     $  1,474,519   $    (34,906)

See accompanying notes to consolidated financial statements.

                Security Federal Corporation and Subsidiaries
           Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions from Form 10-Q and generally accepted accounting principles; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of Management, reflect all adjustments, all of which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Shareholders when reviewing interim financial statements. The results of operations for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year. This Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, and business. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, changes in interest rates, changes in the regulatory environment, changes in general economic conditions and inflation, and changes in the securities market. Management cautions readers of this Form 10-Q not to place undue reliance on forward- looking statements contained herein.

2. Basis of Consolidation and Nature of Operations

The accompanying unaudited consolidated financial statements include the accounts of Security Federal Corporation (the "Company") and its wholly owned subsidiary, Security Federal Bank (the "Bank"), and the Bank's wholly owned subsidiaries, Security Federal Insurance ("SFINS"), Security Federal Investments ("SFINV"), Security Federal Trust ("SFT"), and Security Financial Services Corporation ("SFSC"). The Bank is primarily engaged in the business of accepting savings and demand deposits and originating mortgage loans and other loans to individuals and small businesses for various personal and commercial purposes. SFINS, SFINV, and SFT were formed during fiscal 2002 and began operating during the December 2001 quarter. SFINS is an insurance agency offering business, health, home and life insurance. SFINV engages primarily in investment brokerage services. SFT offers trust, financial planning and financial management services. SFSC is currently inactive.

3. Loans Receivable, Net

Loans Receivable, Net, at June 30, 2002 and March 31, 2002 consisted of the following: Loans held for sale were $1,683,224 and $2,165,918 at June 30, 2002 and March 31, 2002, respectively.

Loans Held For Investment:                      June 30, 2002  March 31, 2002
                                                -------------  --------------
 Residential Real Estate                        $ 101,270,166   $ 100,065,942
 Consumer                                          48,086,702      49,851,549
 Commercial Business And Real Estate               98,627,923      97,396,184
                                                -------------   -------------
                                                $ 247,984,791   $ 247,313,675
                                                -------------   -------------
Less:
 Allowance For Loan Losses                          4,041,544       3,689,079
 Loans In Process                                  11,981,877      11,287,518
 Deferred Loan Fees                                   179,967         184,128
                                                -------------   -------------
                                                $  16,203,388   $  15,160,725
                                                -------------   -------------
                                                $ 231,781,403   $ 232,152,950
                                                =============   =============

The following is a summary of the activity in the allowance for loan losses for the three months ending:

                                                June 30, 2002   June 30, 2001
                                                -------------   -------------
Beginning Balance                               $   3,689,079   $   2,784,117
Provision                                             450,000         175,000
Charge-offs                                          (166,660)       (171,557)
Recoveries                                             69,125          52,134
                                                -------------   -------------
Ending Balance                                  $   4,041,544   $   2,839,694
                                                =============   =============

                Security Federal Corporation and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited), Continued

4. Securities

Investment and Mortgage-Backed Securities, Held to Maturity
-----------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

                                            Gross        Gross
June 30, 2002                Amortized   Unrealized   Unrealized     Fair
-------------                  Cost         Gains       Losses       Value
                           -----------   ----------   ---------   ------------
U.S. Government and Agency
 Obligations               $   131,780   $    1,054   $       -   $    132,834
Mortgage-Backed Securities   1,351,827       60,973           -      1,412,800
                           -----------   ----------   ---------   ------------
Total                      $ 1,483,607   $   62,027   $       -   $  1,545,634
                           ===========   ==========   =========   ============

March 31, 2002
--------------

U.S. Government and Agency
 Obligations               $   163,356   $    2,771   $       -   $    166,127
Mortgage-Backed Securities   1,373,300       32,240           -      1,405,540
                           -----------   ----------   ---------   ------------
Total                      $ 1,536,656   $   35,011   $       -   $  1,571,667
                           ===========   ==========   =========   ============

Investment And Mortgage-Backed Securities, Available For Sale
-------------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

                                            Gross        Gross
June 30, 2002                Amortized   Unrealized   Unrealized     Fair
-------------                  Cost         Gains       Losses       Value
                           ------------  ----------  ----------   ------------
U.S. Government and Agency
 Obligations               $ 69,803,652  $  840,539  $   52,473   $ 70,591,718
Mortgage-Backed Securities   58,092,427   1,293,145           -     59,385,572
                           ------------  ----------  ----------   ------------
Total                      $127,896,079  $2,133,684  $   52,473   $129,977,290
                           ============  ==========  ==========   ============

March 31, 2002
--------------

U.S. Government and Agency
 Obligations               $ 61,983,824  $  239,410  $  866,931   $ 61,356,303
Mortgage-Backed Securities   55,673,421     594,414     262,402     56,005,433
                           ------------  ----------  ----------   ------------
Total                      $117,657,245  $  833,824  $1,129,333   $117,361,736
                           ============  ==========  ==========   ============

                Security Federal Corporation and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited), Continued

5. Deposits

A summary of deposit accounts by type with weighted average rates is as follows:

                                    June 30, 2002           March 31, 2002
                                --------------------    --------------------
                                   Balance     Rate        Balance     Rate
                                ------------   -----    ------------   -----
Demand Accounts:
 Checking                       $ 72,879,050   0.56%    $ 71,906,832   0.58%
 Money Market                     80,981,492   2.74%      74,074,781   2.73%
 Regular Savings                  16,171,397   1.75%      15,106,897   1.75%
                                ------------            ------------
Total Demand Accounts           $170,031,939   1.71%    $161,088,510   1.68%
                                ------------            ------------
Certificate Accounts:
 0 - 4.99%                      $127,512,405            $127,067,831
 5.00 - 6.99%                     17,804,834              19,982,399
 7.00 - 8.99%                        558,255                 898,862
                                ------------            ------------
Total Certificate Accounts      $145,875,494   3.42%    $147,949,092   3.59%
                                ------------            ------------
Total Deposit Accounts          $315,907,433   2.50%    $309,037,602   2.60%
                                ============            ============

6. Federal Home Loan Bank Advances

FHLB Advances are summarized by year of maturity and weighted average interest rate in the table below:

                                    June 30, 2002           March 31, 2002
                                --------------------    --------------------
                                   Balance     Rate        Balance     Rate
                                ------------   -----    ------------   -----

Fiscal Year Due:
2003                            $  5,000,000   6.17%    $  5,000,000   6.40%
2004                                      --     --               --     --
2005                              10,090,000   6.15%      10,108,000   6.15%
2006                              18,000,000   5.98%      18,000,000   5.98%
Thereafter                                --     --               --     --
                                ------------            ------------
Total Advances                  $ 33,090,000   6.09%    $ 33,108,000   6.09%
                                ============            ============

7. Regulatory Matters

The following table reconciles the Bank's shareholders' equity to its various regulatory capital positions:

                                           June 30, 2002     March 31, 2002
                                          ---------------------------------
                                                (Dollars in Thousands)
                                          ---------------------------------
Bank's Shareholders' Equity               $        27,655   $        25,463
Unrealized Gain On Available For Sale
 Of Securities, Net Of Tax                         (1,291)              183
Reduction For Goodwill And Other
 Intangibles                                          (69)             (185)
                                          ---------------   ---------------
   Tangible Capital                                26,295            25,461
Qualifying Core Deposits And
 Intangible Assets                                     69               185
                                          ---------------   ---------------
   Core Capital                                    26,364            25,646
Supplementary Capital                               2,817             2,879
Assets Required To Be Deducted                       (227)             (237)
                                          ---------------   ---------------
   Risk-Based Capital                     $        28,954   $        28,288
                                          ===============   ===============

The following table compares the Bank's capital levels relative to the applicable regulatory requirements at June 30, 2002:

                                   (Dollars in Thousands)
                   ---------------------------------------------------------
                       Amt.        %      Actual    Actual   Excess   Excess
                    Required   Required     Amt.       %       Amt.       %
                   ---------------------------------------------------------

Tangible Capital   $  7,666       2.0%   $ 26,295    6.86%  $ 18,629   4.86%
Tier 1 Leverage
 (Core) Capital      15,328       4.0%     26,364    6.88%    11,036   2.88%
Total Risk-Based
 Capital             18,026       8.0%     28,954   12.85%    10,928   4.85%
Tier 1 Risk-Based
 (Core) Capital       9,013       4.0%     26,364   11.70%    17,693   7.70%

                Security Federal Corporation and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited), Continued

7. Regulatory Matters, Continued

The Company's regulatory capital amounts and ratios at June 30, 2002 are as follows:

                                                               To Be Well
                                                              Capitalized
                                            For Capital       Under Prompt
(Dollars in Thousands)                        Adequacy      Corrective Action
                             Actual           Purposes          Provisions
                        -----------------------------------------------------
                         Amount   Ratio    Amount   Ratio    Amount   Ratio
                        -----------------------------------------------------
Tier I Risk-Based Core
 Capital                $ 26,364  11.7%   $  9,013   4.0%   $ 13,520   6.0%
Risk-Based Capital (To
 Risk Weighted Assets)    28,954  12.8%     18,026   8.0%     22,532  10.0%
Core Capital (To Adjust-
 ed Tangible Assets)      26,364   6.9%     15,328   4.0%     18,433   5.0%
Tangible Capital (To
 Tangible Assets)         26,295   6.9%      7,666   2.0%     19,165   5.0%

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

RECONCILIATION OF THE NUMERATOR AND DENOMINATORS OF THE BASIC AND DILUTED EPS
COMPUTATIONS:

                                         For the Quarter Ended
                        -----------------------------------------------------
                                             June 30, 2002
                        -----------------------------------------------------
                        Income (Numerator)
                              Amount        Shares (denominator)   Per Share
                        ------------------  --------------------   ----------

Basic EPS                   $717,150              1,671,715          $0.43
Effect of Diluted
 Securities:
  Stock Options                    -                 25,663
  ESOP                             -                 12,485
                        ------------------  --------------------  -----------
Diluted EPS                 $717,150              1,709,863          $0.42

                                         For the Quarter Ended
                        -----------------------------------------------------
                                             June 30, 2001
                        -----------------------------------------------------

                        Income (Numerator)
                              Amount        Shares (Denominator)   Per Share
                        ------------------  --------------------   ----------


Basic EPS                   $537,258              1,670,175          $0.32
Effect of Diluted
 Securities:
  Stock Options                    -                 19,475
  ESOP                             -                 14,025
                        ------------------  --------------------   ----------
Diluted EPS                 $537,258              1,703,675          $0.32

                Security Federal Corporation and Subsidiaries

Item 2.  Management's Discussion and Analysis of Results of Operations and
                            Financial Condition

Changes in Financial Condition

Total assets of the Company increased $8.3 million or 2.2% during the three months ended June 30, 2002, due primarily to increases of $12.6 million or 10.6% in total investment securities offset in part by a $2.6 million decrease in cash and cash equivalents and a decrease of $1.0 million in other assets.

Residential real estate loans, net of loans in process, increased $510,000 during the period while consumer and commercial loans decreased a total of $533,000.

Repossessed assets increased $16,000 to $114,000 during the three months ended June 30, 2002.

Non-accrual loans totaled $1.1 million at June 30, 2002 compared to $1.4 million at March 31, 2002. The Bank classifies all loans as non-accrual when they become 90 days or more delinquent. The Bank had four loans totaling $625,000 at June 30, 2002 that were troubled debt restructurings compared to $622,000 at March 31, 2002. One loan, a $491,000 commercial loan secured by commercial real estate that is a troubled debt restructuring, was more than 30 days delinquent. The other three loans, a $61,000 consumer loan secured by a residential dwelling, a $57,000 commercial loan secured by two rental properties, and a $16,000 commercial loan secured by a second mortgage on a residence were current as of June 30, 2002. All troubled debt restructurings are also considered impaired. At June 30, 2002, the Bank held $659,000 in impaired loans compared to $897,000 at March 31, 2002.

Deposits increased $6.9 million or 2.2% during the three months ended June 30, 2002 as Federal Home Loan Bank (FHLB) advances decreased $18,000.

The Board of Directors declared the 46th consecutive quarterly dividend of $.02 per share per quarter in May 2002, which totaled $34,000. The employee stock ownership plan (ESOP) of the Company paid $34,000 in principal on the employee stock ownership plan loan during the three-month period. Unrealized net gains on securities available for sale increased $1.5 million during the three months ended June 30, 2002. The Company's net income for the three months was $717,000. These items combined to increase shareholders' equity by $2.2 million or 8.6% during the three months ended June 30, 2002. Book value per share of the Company's common stock was $16.49 at June 30, 2002 compared to $15.20 at March 31, 2002.

Liquidity and Capital Resources

In accordance with Office of Thrift Supervision (OTS) regulations, the Company is required to maintain sufficient liquidity to operate in a safe and sound manner. The Company's average liquidity during the three months ended June 30, 2002 was approximately 32%. The Company's current liquidity level is deemed adequate to meet the requirements of normal operations, potential deposit outflows, and loan demand while still allowing for optimal investment of funds and return on assets.

Loan repayments and maturities of investments are a significant source of funds, whereas loan disbursements are a primary use of the Company's funds. During the three months ended June 30, 2002, loan repayments exceeded loan disbursements resulting in a $854,000 decrease in total net loans receivable.

Deposits and other borrowings are also an important source of funds for the Company. During the three months ended June 30, 2002, deposits increased $6.9 million while FHLB advances decreased $18,000. At June 30, 2002, the Bank had $123.6 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a major portion of these certificates will be renewed.

                Security Federal Corporation and Subsidiaries

    Management's Discussion and Analysis of Results of Operations and
                           Financial Condition

Liquidity and Capital Resources, Continued

Through the operations of the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2002, we had issued commitments to extend credit of $27.8 million through various types of lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. Management believes that the Company's liquidity needs will continue to be supported by the Company's deposit base and borrowing capacity during the next year.

Accounting and Reporting Changes

In July 2001, the SEC issued Staff Accounting Bulletin ("SAB") No. 102 Selected Loan Loss Allowance Methodology and Documentation Issues. This staff accounting bulletin clearly defines the required development, documentation, and application of a systematic methodology for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. The Company believes that it is in compliance with SAB 102.

In June 2001, the Financial Accounting Standards Board ("FASB") issued
Statements of Financial Accounting Standards ("SFAS") No. 141   Business
Combinations. This Statement addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. This statement is effective for all business combinations initiated after June 30, 2001.

In June 2002, the FASB issued SFAS No. 142   Goodwill and Other Intangible
Assets. This Statement addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on April 1, 2002. Adoption did not have a material impact on the financial position of the Company.

In August 2001, The FASB issued SFAS No. 144   Accounting for the Impairment
or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to Be Disposed Of. However, this Statement retains the fundamental provision of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2002, and interim periods within those fiscal years. The Statement is not expected to have a material impact on the consolidated financial statements of the Company.

Additional accounting standards that have been issued or proposed by the FASB that do no require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Impact of Inflation and Changing Prices

The consolidated financial statements, related notes, and other financial information presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in relative purchasing power over time due to inflation. Unlike industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does inflation. See "Item 3. Quantitative and Qualitative Disclosures about Market Risk" for additional discussions of changes in interest rates.

                Security Federal Corporation and Subsidiaries

        Management's Discussion and Analysis of Results of Operations and
                           Financial Condition

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002
--------------------------------------------------------------

Net Income

Net income was $717,000 for the three months ended June 30, 2002, representing an increase in earnings of $180,000 or 33.5% compared to $537,000 for the same period in 2001.

Net Interest Income

Net interest income increased $712,000 or 25.6% during the three months ended June 30, 2002 due to a decrease in total interest expense offset in part by a decrease in interest income.

Interest income on loans decreased $597,000 or 12.0% during the quarter as a result of the yield in the loan portfolio decreasing 102 basis points, as the loan portfolio average balances were virtually the same. Investment, mortgage-backed, and other securities interest income increased $413,000 or 33.7% due to an increase in the average balance of approximately $54.0 million in the investment portfolio despite a 122 basis points decrease in the average yield in the portfolio. Total interest income decreased $183,000 or 3.0% compared to the same period in 2001.

Total interest expense decreased $895,000 or 26.3% during the three months ended June 30, 2002 compared to the same period a year ago. Interest expense on interest bearing deposits decreased $891,000 or 31.3% during the period as deposits grew compared to the average balance in 2001 although the cost of those deposits decreased approximately 190 basis points. Interest expense on advances and other borrowings decreased $4,000 as the cost of debt outstanding decreased 81 basis points during the 2002 period compared to 2001 despite the average debt outstanding increasing approximately $5.7 million. The decrease in yields for 2002 as compared to 2001 is primarily due to decreases in market interest rates, which occurred throughout 2001.

Provision for Loan Losses

The Company's provision for loan losses was $450,000 during the three months ended June 30, 2001 compared to $175,000 for the quarter ending June 30, 2001 due to higher than normal net charge-offs during the last two quarters of the year ending March 31, 2002, the entrance into a new lending market, a slight increase in the percentage of consumer and commercial loans as compared to residential mortgage loans, and the cyclical nature of the economy. The amount of the provision is determined by Management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $1.1 million at June 30, 2002 compared to $1.4 million at March 31, 2002. The ratio of allowance for loan losses to the Company's total loans was 1.70% at June 30, 2002 compared to 1.55% at March 31, 2002.

Other Income

Total other income decreased $23,000 or 2.8% during the three months ended June 30, 2002 compared to the same period a year ago. Gain on sale of loans decreased $5,000 to $290,000, loan servicing fees decreased $7,000, and service fees on deposit accounts decreased $16,000. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions, and trust fees, and other miscellaneous fees increased $5,000 or 2.8% during the three months ended June 30, 2002.

General and Administrative Expenses

General and administrative expenses increased $115,000 or 4.5% during the three months ended June 30, 2002 compared to the same period in 2001.
Salaries and employee benefits expense grew $7,000 due to normal annual salary increases. Occupancy expense increased $5,000 or 2.7% during the period. Advertising expense increased $45,000 due to advertising for SFINS, SFINV, SFT and advertising for longer term certificates of deposit. Depreciation and maintenance of equipment expense decreased $9,000 during the quarterly period. FDIC insurance premiums increased slightly to $13,000 during the current quarter. The amortization of intangible expense remained unchanged at $116,000 during the three months ended June 30, 2002 and June 30, 2001. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, increased $65,000 or 14.3% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

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

The Company's profitability is affected by fluctuations in the market interest rate. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase or decrease in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using a test that measures the impact on net interest income and net portfolio value of an immediate change in interest rates in 100 basis point increments and by measuring the Banks' interest sensitivity gap ("Gap"). Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts. Gap is the amount of interest sensitive assets repricing or maturing over the next twelve months compared to the amount of interest sensitive liabilities maturing or repricing in the same time period. Recent net portfolio value reports furnished by the OTS indicate that the Bank's interest sensitivity has improved in recent quarters over the past year. The Bank has rated favorably compared to Thrift peers concerning interest rate sensitivity.

For the three month period ended June 30, 2002, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 3.52%. As of the year ended March 31, 2002, the interest rate spread was 3.48%. The Company's management believes that the interest rate spread has improved slightly as market interest rates have decreased and liabilities have matured or repriced. The Bank's interest bearing liabilities are currently repricing or maturing at a slightly faster rate than their interest earning assets, and are repricing at lower interest rates, thereby improving the Bank's interest rate spread modestly.

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

          None

Item 5    Other Information
          -----------------

          None

Item 6    Exhibits And Reports On Form 8-K
          --------------------------------

          Exhibits:

          3.1   Articles Of Incorporation (1)
          3.2   Articles Of Amendment, Dated August 28, 1998, To Articles Of
                Incorporation
          3.3   Bylaws(2)
          10    Executive Compensation Plans And Arrangements:
                 Salary Continuation Agreements (3)
                 Amendment One To Salary Continuation Agreements (4)
                 Stock Option Plan (3)
                 1999 Stock Option Plan (5)
                 2002 Stock Option Plan (6)
                 Incentive Compensation Plan (3)

(1) Filed as an exhibit to the Company's June 23, 1998 proxy statement and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Form 8-K dated August 31, 1998 and incorporated herein by reference.
(3) Filed on June 28, 1993, as an exhibit to the Company's Annual Report on Form 10-K pursuant to Section 12(g) of the Securities Exchange Act of 1934. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993 pursuant to Section 12(g) of the Securities Exchange Act of 1934. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
(5) Filed on March 2, 2002, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference.
(6) Filed as an exhibit to the Company's June 19, 2002 proxy statement and incorporated herein by reference.

                Security Federal Corporation and Subsidiaries
                             Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.

                                   SECURITY FEDERAL CORPORATION



Date: August 7, 2002               By: /s/Timothy W. Simmons
                                   ---------------------------------------
                                   Timothy W. Simmons
                                   President
                                   Duly Authorized Representative


Date: August 7, 2002               By: /s/Roy G. Lindburg
                                   ---------------------------------------
                                   Roy G. Lindburg
                                   Treasurer/Chief Financial Officer
                                   Duly Authorized Representative

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                         OF SECURITY FEDERAL CORPORATION
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

     * the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     * the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.


/s/ Timothy W. Simmons                   /s/ Roy G. Lindburg
---------------------------------        ---------------------------------
Timothy W. Simmons                       Roy G. Lindburg
Chief Executive Officer                  Chief Financial Officer


Dated: August 7, 2002