Form 10-Q
period 2002-09-30
SECURITY FEDERAL CORPORATION
filed 2002-11-12
CIK 818677

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, DC  20549

                             FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

        CLASS:             OUTSTANDING SHARES AT:       $0.01 PAR VALUE:
        ---------------    ----------------------       ----------------
        Common Stock         September 30, 2002            1,673,138

                                   INDEX

==============================================================================

PART I.  FINANCIAL INFORMATION (UNAUDITED)                              PAGE
                                                                         NO.

Item 1.  Financial Statements (Unaudited):

           Consolidated Balance Sheets                                    1

           Consolidated Statements of Income                              2

           Consolidated Statements of Shareholders' Equity                4

           Consolidated Statements of Cash Flows                          5

           Notes to Consolidated Financial Statements                     7

Item 2.  Management's Discussion and Analysis-Results of
         Operations and Financial Condition                               12

Item 3.  Quantitative and Qualitative Disclosure about Market Risk        17

Item 4.  Controls and Procedures                                          17

==============================================================================

PART II. OTHER INFORMATION

         Other Information                                                18

         Certifications                                                   20

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

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

               Security Federal Corporation and Subsidiaries

                        Consolidated Balance Sheets

                                           September 30, 2002  March 31, 2002
                                           ------------------  --------------
Assets:                                        (Unaudited)        (Audited)
 Cash And Cash Equivalents                    $  9,434,240       $ 11,528,411
 Investment And Mortgage-Backed Securities:
  Available For Sale: (Amortized cost of
                      $152,608,740 at
                      September 30, 2002 and
                      $117,657,245 at March
                      31, 2002)                155,245,974        117,361,736
  Held To Maturity:   (Fair value of
                      $1,518,700 at Septem-
                      ber 30, 2002 and
                      $1,571,667 at March
                      31, 2002)                  1,446,570          1,536,656
                                              ------------       ------------
  Total Investment And Mortgage-Backed
   Securities                                  156,692,544        118,898,392
                                              ------------       ------------
  Loans Receivable, Net:
   Held For Sale                                 4,536,125          2,165,918
   Held For Investment: (Net of allowance
                        of $4,422,901 at
                        September 30, 2002
                        and $3,689,079 at
                        March 31, 2002)        233,469,425        232,152,950
                                              ------------       ------------
  Total Loans Receivable Net                   238,005,550        234,318,868
                                              ------------       ------------
  Accrued Interest Receivable:
   Loans                                         1,130,538          1,249,273
   Mortgage-Backed Securities                      366,949            283,775
   Investments                                     752,119            650,034
  Premises And Equipment, Net                    4,976,047          4,859,140
  Federal Home Loan Bank Stock, At Cost          2,377,400          2,669,300
  Real Estate Acquired In Settlement Of Loans       43,000             98,157
  Other Assets                                   1,080,756          1,764,980
                                              ------------       ------------
Total Assets                                  $414,859,143       $376,320,330
                                              ============       ============

Liabilities And Shareholders' Equity
Liabilities:
 Deposit Accounts                             $332,600,390       $309,037,602
 Advances From Federal Home Loan Bank           45,065,000         33,108,000
 Other Borrowed Money                            5,749,483          6,169,411
 Advance Payments By Borrowers For Taxes
  and Insurance                                    469,583            247,149
 Other Liabilities                               2,257,363          2,357,605
                                              ------------       ------------
Total Liabilities                             $386,141,819       $350,919,767
                                              ------------       ------------

Shareholders' Equity:
 Serial Preferred Stock, $.01 Par Value;
  Authorized Shares - 200,000; Issued
  And Outstanding Shares - None               $          -       $          -
 Common Stock, $.01 Par Value; Authorized
  Shares - 5,000,000; Issued - 1,684,200
  And Outstanding Shares - 1,673,138 At
  September 30, 2002 And 1,671,459 At
  March 31, 2002                                    16,842             16,842
 Additional Paid-In Capital                      3,985,312          3,985,312
 Indirect Guarantee of Employee Stock Owner-
  ship Trust Debt                                 (324,583)          (358,297)
 Accumulated Other Comprehensive Gain            1,636,140           (183,335)
 Retained Earnings, Substantially Restricted    23,403,613         21,940,041
                                              ------------       ------------
Total Shareholders' Equity                    $ 28,717,324       $ 25,400,563
                                              ------------       ------------
Total Liabilities And Shareholders' Equity    $414,859,143       $376,320,330
                                              ============       ============

See accompanying notes to consolidated financial statements.

             Security Federal Corporation and Subsidiaries

             Consolidated Statements of Income (Unaudited)

                                              Three Months Ended September 30,
                                              -------------------------------
                                                   2002              2001
                                              ------------       ------------
Interest Income:
 Loans                                        $  4,325,173       $  5,096,914
 Mortgage-Backed Securities                        848,410            751,300
 Investment Securities                             813,864            480,170
 Other                                              13,810             10,302
                                              ------------       ------------
Total Interest Income                            6,001,257          6,338,686
                                              ------------       ------------

Interest Expense:
 NOW And Money Market Accounts                     635,061            579,296
 Passbook Accounts                                  64,332             81,274
 Certificate Accounts                            1,281,974          2,117,664
 Advances And Other Borrowed Money                 557,218            570,778
                                              ------------       ------------
Total Interest Expense                           2,538,585          3,349,012
                                              ------------       ------------

Net Interest Income                              3,462,672          2,989,674
 Provision For Loan Losses                         450,000            250,000
                                              ------------       ------------
 Net Interest Income After Provision For
  Loan Losses                                    3,012,672          2,739,674
                                              ------------       ------------
Other Income:
 Net Gain On Sale Of Investments                     4,245              1,125
 Gain On Sale Of Loans                             336,149            321,019
 Loan Servicing Fees                                50,260             43,922
 Service Fees On Deposit Accounts                  319,960            267,576
 Other                                             171,812             84,356
                                              ------------       ------------
Total Other Income                                 882,426            717,998
                                              ------------       ------------

General And Administrative Expenses:
 Salaries And Employee Benefits                  1,457,204          1,425,439
 Occupancy                                         204,909            207,699
 Advertising                                        41,677             36,484
 Depreciation And Maintenance Of Equipment         249,584            291,393
 FDIC Insurance Premiums                            13,084             11,957
 Amortization Of Intangibles                        68,900            116,310
 Other                                             543,768            461,900
                                              ------------       ------------
Total General And Administrative Expenses        2,579,126          2,551,182
                                              ------------       ------------

 Income Before Income Taxes                      1,315,972            906,490
 Provision For Income Taxes                        502,181            337,692
                                              ------------       ------------
Net Income                                    $    813,791       $    568,798
                                              ============       ============

Basic Net Income Per Common Share             $       0.49       $       0.34
                                              ============       ============
Diluted Net Income Per Common Share           $       0.48       $       0.33
                                              ============       ============
Cash Dividend Per Share On Common Stock       $       0.02       $       0.02
                                              ============       ============
Basic Weighted Average Shares Outstanding        1,673,138          1,671,459
                                              ============       ============
Diluted Weighted Average Shares Outstanding      1,710,646          1,707,680
                                              ============       ============

See accompanying notes to consolidated financial statements.

               Security Federal Corporation and Subsidiaries

               Consolidated Statements of Income (Unaudited)

                                               Six Months Ended September 30,
                                              -------------------------------
                                                   2002              2001
                                              ------------       ------------
Interest Income:
 Loans                                        $  8,685,901       $ 10,054,433
 Mortgage-Backed Securities                      1,647,036          1,421,451
 Investment Securities                           1,649,041            981,644
 Other                                              20,960             66,132
                                              ------------       ------------
Total Interest Income                           12,002,938         12,523,660
                                              ------------       ------------
Interest Expense:
 NOW And Money Market Accounts                   1,258,309          1,289,661
 Passbook Accounts                                 133,616            159,359
 Certificate Accounts                            2,543,768          4,174,839
 Advances And Other Borrowed Money               1,114,586          1,131,712
                                              ------------       ------------
Total Interest Expense                           5,050,279          6,755,571
                                              ------------       ------------

Net Interest Income                              6,952,659          5,768,089
 Provision For Loan Losses                         900,000            425,000
                                              ------------       ------------
 Net Interest Income After Provision For
  Loan Losses                                    6,052,659          5,343,089
                                              ------------       ------------
Other Income:
 Net Gain On Sale Of Investments                     4,245              1,125
 Gain On Sale Of Loans                             626,000            615,572
 Loan Servicing Fees                               101,052            101,479
 Service Fees On Deposit Accounts                  601,562            565,038
 Other                                             348,698            256,500
                                              ------------       ------------
Total Other Income                               1,681,557          1,539,714
                                              ------------       ------------
General And Administrative Expenses:
 Salaries And Employee Benefits                  2,947,748          2,908,577
 Occupancy                                         400,223            397,842
 Advertising                                       118,067             67,876
 Depreciation And Maintenance Of Equipment         518,589            569,676
 FDIC Insurance Premiums                            25,850             23,068
 Amortization Of Intangibles                       185,210            232,620
 Other                                           1,067,407            920,245
                                              ------------       ------------
Total General And Administrative Expenses        5,263,094          5,119,904
                                              ------------       ------------

 Income Before Income Taxes                      2,471,122          1,762,899
 Provision For Income Taxes                        940,181            656,843
                                              ------------       ------------
Net Income                                    $  1,530,941       $  1,106,056
                                              ============       ============

Basic Net Income Per Common Share             $       0.92       $       0.66
                                              ============       ============
Diluted Net Income Per Common Share           $       0.90       $       0.65
                                              ============       ============
Cash Dividend Per Share On Common Stock       $       0.04       $       0.04
                                              ============       ============
Basic Weighted Average Shares Outstanding        1,672,431          1,670,820
                                              ============       ============
Diluted Weighted Average Shares Outstanding      1,710,255          1,705,688
                                              ============       ============

See accompanying notes to consolidated financial statements.


                         Security Federal Corporation and Subsidiaries

                  Consolidated Statements of Shareholders' Equity (Unaudited)

                                                              Accumulated
                                  Additional     Indirect        Other
                         Common     Paid-In    Guarantee of  Comprehensive   Retained
                          Stock     Capital      ESOP Debt   Income (Loss)   Earnings         Total
                        --------   ----------   ----------    ----------   ------------   ------------
Beginning Balance At
March 31, 2001          $ 16,842   $3,985,312   $ (415,000)   $  348,015   $ 19,565,195   $ 23,500,364
Net Income                     -            -            -             -      1,106,056      1,106,056
Other Comprehensive
Income, Net Of Tax:
 Unrealized Holding
  Gains On Securities
  Available For Sale           -            -            -       676,551              -        676,551
                                                                                          ------------
 Comprehensive Income                                                                        1,782,607
Increase In Indirect
 Guarantee of ESOP Debt        -            -       56,703             -              -         56,703
Cash Dividends ($.04 per
 share)                        -            -            -             -        (67,371)       (67,371)

                        --------   ----------   ----------    ----------   ------------   ------------
Balance at
September 30, 2001      $ 16,842   $3,985,312   $ (358,297)   $1,024,566   $ 20,603,880   $ 25,272,303
                        ========   ==========   ==========    ==========   ============   ============
Beginning Balance At
March 31, 2002          $ 16,842   $3,985,312   $ (358,297)   $ (183,335)  $ 21,940,041   $ 25,400,563
Net Income                     -            -            -             -      1,530,941      1,530,941
Other Comprehensive
Income, Net Of Tax:
 Unrealized Holding
  Gains On Securities
  Available For Sale           -            -            -     1,819,475              -      1,819,475
                                                                                          ------------
 Comprehensive Income                                                                        3,350,416
Increase In Indirect
 Guarantee of ESOP Debt        -            -       33,714             -              -         33,714
Cash Dividends ($.04 per
 share)                        -            -            -             -        (67,369)       (67,369)
                        --------   ----------   ----------    ----------   ------------   ------------
Balance at
September 30, 2002      $ 16,842   $3,985,312   $ (324,583)   $1,636,140   $ 23,403,613   $ 28,717,324
                        ========   ==========   ==========    ==========   ============   ============

See accompanying notes to consolidated financial statements.

             Security Federal Corporation and Subsidiaries

           Consolidated Statements of Cash Flows (Unaudited)

                                               Six Months Ended September 30,
                                              -------------------------------
                                                   2002              2001
                                              ------------       ------------
Cash Flows From Operating Activities:
Net Income                                    $  1,530,941       $  1,106,056
Adjustments To Reconcile Net Income To Net
Cash Provided By Operating Activities:
 Depreciation Expense                              401,276            498,202
 Amortization Of Intangibles                       185,210            232,620
 Discount Accretion And Premium Amortization       (72,787)           (72,501)
 Provisions For Losses On Loans And Real Estate    900,000            425,000
 Gain On Sale Of Investment Securities
  Available For Sale                                (4,245)            (1,125)
 Gain On Sale Of Loans                            (626,000)          (431,083)
 (Gain) Loss On Sale Of Real Estate                (44,467)             1,681
 Amortization Of Deferred Fees On Loans           (100,052)           (94,486)
 Proceeds From Sale Of Loans Held For Sale      34,438,586         35,048,559
 Origination Of Loans For Sale                 (36,182,793)       (34,085,257)
 (Increase) Decrease In Accrued Interest
  Receivable:
    Loans                                          118,735            (73,732)
    Mortgage-Backed Securities                     (83,174)           (91,710)
    Investments                                   (102,085)           182,538
 Increase In Advance Payments By Borrowers         222,434            202,633
 (Gain) Loss On Disposition Of Premises And
   Equipment                                             -             (1,367)
 Other, Net                                       (638,624)          (187,804)
                                              ------------       ------------
Net Cash Provided By Operating Activities          (57,225)         2,658,224
                                              ------------       ------------
Cash Flows From Investing Activities:
 Principal Repayments On Mortgage-Backed
  Securities Held To Maturity                       37,644            453,883
 Principal Repayments On Mortgage-Backed
  Securities Available For Sale                 10,199,004          8,362,447
 Purchase Of Investment Securities Avail-
  able For Sale                                (35,020,625)       (26,434,157)
 Purchase Of Mortgage-Backed Securities
  Available For Sale                           (33,542,209)       (24,825,040)
 Maturities Of Investment Securities
  Available For Sale                            22,503,614         22,098,169
 Maturities of Investment Securities Held
  To Maturity                                       52,437                  -
 Proceeds From Sale of Securities Available
  For Sale                                         985,938          1,870,844
 Purchase Of FHLB Stock                                  -                  -
 Redemption Of FHLB Stock                          291,900            761,700
 Increase In Loans To Customers                 (2,600,823)       (16,868,653)
 Investment In Real Estate Held For
  Development                                            -                  -
 Proceeds From Sale Of Real Estate Held
  For Development                                        -                  -
 Proceeds From Sale Of Real Estate Acquired
  Through Foreclosure                              541,867             75,800
 Purchase And Improvement Of Premises And
  Equipment                                       (518,183)          (198,632)
                                              ------------       ------------
Net Cash Used By Investing Activities          (37,069,436)       (34,703,639)
                                              ------------       ------------

Cash Flows From Financing Activities:
 Increase In Deposit Accounts                   23,562,788         31,102,582
 Proceeds From FHLB Advances                    46,125,000         37,250,000
 Repayment Of FHLB Advances                    (34,168,000)       (42,378,000)
 Proceeds Of Other Borrowings                     (419,928)           489,591
 Dividends To Shareholders                         (67,370)           (67,371)
                                              ------------       ------------
Net Cash Provided By Financing Activities       35,032,490         26,396,802
                                              ------------       ------------
                                                                   (Continued)

                Security Federal Corporation and Subsidiaries

              Consolidated Statements of Cash Flows (Unaudited)

                                               Six Months Ended September 30,
                                              -------------------------------
                                                   2002              2001
                                              ------------       ------------

Net Decrease In Cash And Cash Equivalents       (2,094,171)        (5,648,613)
Cash And Cash Equivalents At Beginning
 Of Period                                      11,528,411         12,616,129
                                              ------------       ------------
Cash And Cash Equivalents At End Of Period    $  9,434,240       $  6,967,516
                                              ============       ============
Supplemental Disclosure Of Cash Flows
Information:
Cash Paid During The Period For Interest      $  5,181,206       $  6,984,816
Cash Paid During The Period For Income Taxes  $  1,362,575       $    891,253
Additions To Real Estate Acquired Through
 Foreclosure                                  $    484,400       $     40,981
Increase (Decrease) In Unrealized Net Gain
 On Securities Available For Sale, Net
 Of Taxes                                     $  1,819,475       $   (676,551)

See accompanying notes to consolidated financial statements.

             Security Federal Corporation and Subsidiaries

         Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions from Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of Management, reflect all adjustments, all of which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the 2002 Annual Report to Shareholders when reviewing interim financial statements. The results of operations for the three and six-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year. This Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, and business. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, changes in interest rates, changes in the regulatory environment, changes in general economic conditions and inflation, changes in the securities market. Management cautions readers of Form 10-Q not to place undue reliance on forward-looking statements contained herein.

2. Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Security Federal Corporation (the "Company") and its wholly owned subsidiary, Security Federal Bank (the "Bank"), and the Bank's wholly owned subsidiaries, Security Federal Insurance ("SFINS"), Security Federal Investments ("SFINV"), Security Federal Trust ("SFT"), and Security Financial Services Corporation ("SFSC"). The Bank is primarily engaged in the business of accepting savings and demand deposits and originating mortgage loans and other loans to individuals and small businesses for various personal and commercial purposes. SFINS, SFINV, and SFT were formed during fiscal 2002 and began operation during the December 2001 quarter. SFINS is an insurance agency offering business, health, home and life insurance. SFINV engages primarily in investment brokerage services. SFT offers trust, financial planning and financial management services. SFSC is currently inactive.

3. Loans Receivable, Net

Loans Receivable, Net, at September 30, 2002 and March 31, 2002 consisted of the following:

Loans held for sale were $4,536,125 and $2,165,918 at September 30, 2002 and March 31, 2002, respectively.

Loans Held For Investment:                 September 30, 2002   March 31, 2002
                                           ------------------   --------------
 Residential Real Estate                      $ 99,338,509       $100,065,942
 Consumer                                       47,906,676         49,851,549
 Commercial Business & Real Estate             100,731,464         97,396,184
                                              ------------       ------------
                                               247,976,649        247,313,675
                                              ------------       ------------
Less:
 Allowance For Possible Loan Loss                4,422,901          3,689,079
 Loans In Process                                9,923,395         11,287,518
 Deferred Loan Fees                                160,928            184,128
                                              ------------       ------------
                                                14,507,224         15,160,725
                                              ------------       ------------
                                              $233,469,425       $232,152,950
                                              ============       ============

The following is a reconciliation of the allowance for loan losses for the six months ending:

                                       September 30, 2002   September 30, 2001
                                       ------------------   ------------------

Beginning Balance                         $  3,689,079         $  2,784,117
 Provision                                     900,000              425,000
 Charge-offs                                  (314,383)            (299,300)
 Recoveries                                    148,205               70,467
                                          ------------         ------------
Ending Balance                            $  4,422,901         $  2,980,284
                                          ============         ============

               Security Federal Corporation and Subsidiaries

4. Securities

Investment and Mortgage-Backed Securities, Held to Maturity
-----------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:
                                           Gross        Gross
                            Amortized   Unrealized    Unrealized
                               Cost        Gains        Losses    Fair Value
                           ----------   ----------    ---------   ----------
September 30, 2002
------------------

US Government and Agency
 Obligations               $  110,919   $      665    $       -   $  111,584
Mortgage-Backed Securities  1,335,651       71,465            -    1,407,116
                           ----------   ----------    ---------   ----------
Total                      $1,446,570   $   72,130    $       -   $1,518,700
                           ==========   ==========    =========   ==========

March 31, 2002
--------------

US Government and Agency
 Obligations               $  163,356   $    2,771    $       -   $  166,127
Mortgage-Backed Securities  1,373,300       32,240            -    1,405,540
                           ----------   ----------    ---------   ----------
Total                      $1,536,656   $   35,011    $       -   $1,571,667
                           ==========   ==========    =========   ==========

Investment And Mortgage-Backed Securities, Available For Sale
-------------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:
                                           Gross        Gross
                            Amortized   Unrealized    Unrealized
                               Cost        Gains        Losses    Fair Value
                           ----------   ----------    ---------   ----------
September 30, 2002
------------------

US Government and Agency
 Obligations              $ 73,438,134  $1,228,284   $  14,973   $ 74,651,445
Mortgage-Backed Securities  79,170,606   1,552,669     128,746     80,594,529
                          ------------  ----------   ---------   ------------
Total                     $152,608,740  $2,780,953   $ 143,719   $155,245,974
                          ============  ==========   ==========  ============

March 31, 2002
--------------

US Government and Agency
 Obligations              $ 61,983,824  $  239,410   $  866,931  $ 61,356,303
Mortgage-Backed Securities  55,673,421     594,414      262,402    56,005,433
                          ------------  ----------   ---------   ------------
Total                     $117,657,245  $  833,824   $1,129,333  $117,361,736
                          ============  ==========   ==========  ============

               Security Federal Corporation and Subsidiaries

     Notes to Consolidated Financial Statements (Unaudited), Continued

5. Deposit Accounts

A summary of deposit accounts by type with weighted average rates is as follows:

                                September 30, 2002        March 31, 2002
                               --------------------    --------------------
                                  Balance     Rate        Balance     Rate
                               --------------------    --------------------
Demand Accounts:
 Checking                      $ 74,517,915   0.55%    $ 71,906,832   0.58%
 Money Market                    86,479,876   2.40%      74,074,781   2.73%
 Regular Savings                 15,800,848   1.51%      15,106,897   1.75%
                               ------------            ------------
Total Demand Accounts           176,798,639   1.54%     161,088,510   1.68%
                               ------------            ------------
Certificate Accounts:
 0 - 4.99%                     $139,629,069            $127,067,831
 5.00 - 6.99%                    15,668,026              19,982,399
 7.00   8.99%                       504,656                 898,862
                               ------------            ------------
Total Certificate Accounts      155,801,751   3.25%     147,949,092   3.59%
                               ------------            ------------
Total Deposit Accounts         $332,600,390   2.34%    $309,037,602   2.60%
                               ============            ============

6. Advances From Federal Home Loan Bank

Federal Home Loan Bank Advances are summarized by year of maturity and weighted average interest rate in the table below:

                                September 30, 2002        March 31, 2002
                               --------------------    --------------------
                                  Balance     Rate        Balance     Rate
                               --------------------    --------------------
Fiscal Year Due:
2003                           $ 11,975,000   3.80%    $  5,000,000   6.40%
2004                                      -       -               -       -
2005                             10,090,000   6.15%      10,108,000   6.15%
2006                             18,000,000   5.98%      18,000,000   5.98%
Thereafter                        5,000,000   2.82%               -       -
                               ------------            ------------
Total Advances                 $ 45,065,000   5.09%    $ 33,108,000   6.09%
                               ============            ============

7. Regulatory Matters

The following table reconciles the Bank's Shareholders' equity to its various regulatory capital positions:

                                          September 30, 2002   March 31, 2002
                                                (Dollars in Thousands)
                                          -----------------------------------
Bank's Shareholders' Equity                 $    28,815         $    25,463
Unrealized Loss On Available For Sale
 Of Securities, Net Of Tax                       (1,636)                183
Reduction For Goodwill And Other Intangibles          -                (185)
                                            -----------         -----------
  Tangible Capital                               27,179              25,461
Qualifying Core Deposits And Intangible
 Assets                                               -                 185
                                            -----------         -----------
  Core Capital                                   27,179              25,646
Supplemental Capital                              2,907               2,879
Assets Required To Be Deducted                     (215)               (237)
                                            -----------         -----------
  Risk-Based Capital                        $    29,871         $    28,288
                                            ===========         ===========

The following table compares the Bank's capital levels relative to the applicable regulatory requirements at September 30, 2002.

                                   (Dollars in Thousands)
                     ---------------------------------------------------------
                       Amt.       %       Actual             Excess
                     Required  Required    Amt.    Actual %    Amt.   Excess %
                     ---------------------------------------------------------
Tangible Capital     $ 8,274     2.0%    $ 27,179   6.57%    $18,905    4.57%
Tier 1 Leverage
 (Core) Capital       16,547     4.0%      27,179   6.57%     10,632    2.57%
Total Risk-Based
  Capital             18,611     8.0%      29,871  12.84%     11,260    4.84%
Tier 1 Risk-Based
 (Core) Capital        9,300     4.0%      27,179  11.69%     17,879    7.69%

               Security Federal Corporation and Subsidiaries

7. Regulatory Matters, Continued

The Company's regulatory capital amounts and ratios at September 30, 2002 are as follows:
                                                             To Be Well
                                                            Capitalized
                                          For Capital       Under Prompt
(Dollars in Thousands)                      Adequacy      Corrective Action
                            Actual          Purposes          Provisions
                       ----------------------------------------------------
                       Amount   Ratio    Amount   Ratio    Amount    Ratio
                       ----------------------------------------------------
Tier I Risk-Based
 Core Capital          $27,179  11.7%    $ 9,300   4.0%    $13,950    6.0%
Risk-Based Capital
 (To Risk Weighted
 Assets)                29,871  12.8%     18,611   8.0%     23,264   10.0%
Core Capital (To
 Adjusted Tangible
 Assets)                27,179   6.6%     16,547   4.0%     20,684    5.0%
Tangible Capital (To
 Tangible Assets)       27,179   6.6%      8,274   2.0%     20,684    5.0%

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

RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS
COMPUTATIONS:

                                    For the Quarter Ended
                           ---------------------------------------
                                      September 30, 2002
                           ---------------------------------------
                             Income
                           (Numerator)      Shares
                             Amount      (Denominator)   Per Share
                           ---------     -------------   ---------
Basic EPS                  $ 813,791       1,673,138     $  0.49
Effect of Diluted
Securities:
 Stock Options                     -          24,720       (0.01)
 ESOP                              -          12,788        0.00
                           ---------       ---------     -------
Diluted EPS                $ 813,791       1,710,646     $  0.48

                                    For the Quarter Ended
                           ---------------------------------------
                                      September 30, 2001
                           ---------------------------------------
                             Income
                           (Numerator)      Shares
                             Amount      (Denominator)   Per Share
                           ---------     -------------   ---------

Basic EPS                  $ 568,798       1,671,459     $  0.34
Effect of Diluted
Securities:
 Stock Options                     -          23,480       (0.01)
 ESOP                              -          12,741        0.00
                           ---------       ---------     -------

Diluted EPS                $ 568,798       1,707,680     $  0.33

               Security Federal Corporation and Subsidiaries

8. Earnings Per Share, Continued

                                    For the Six Months Ended
                           ---------------------------------------
                                      September 30, 2002
                           ---------------------------------------
                             Income
                           (Numerator)      Shares
                             Amount      (Denominator)   Per Share
                           ----------    -------------   ---------

Basic EPS                  $1,530,941      1,672,431     $  0.92
Effect of Diluted
Securities:
 Stock Options                      -         25,036       (0.02)
 ESOP                               -         12,788        0.00
                           ----------    -------------   ---------

Diluted EPS                $1,530,941      1,710,255     $  0.90


                                   For the Six Months Ended
                           ---------------------------------------
                                      September 30, 2001
                           ---------------------------------------
                             Income
                           (Numerator)      Shares
                             Amount      (Denominator)   Per Share
                           ----------    -------------   ---------

Basic EPS                  $1,106,056      1,670,820     $  0.66
Effect of Diluted
Securities:
 Stock Options                      -         21,488       (0.01)
 ESOP                               -         13,380       (0.00)
                           ----------    -------------   ---------

Diluted EPS                $1,106,056      1,705,688     $  0.65

             Security Federal Corporation and Subsidiaries

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Changes in Financial Condition

Total assets of the Company increased $38.5 million or 10.2% during the six months ended September 30, 2002 due primarily to increases of $37.8 million or 31.8% in total investment securities offset in part by a $2.1 million, or 18.2% decrease in cash and cash equivalents.

Residential real estate loans, net of loans in process, increased $637,000 or 1.0% during the period while consumer and commercial loans increased a total of $1.4 million or 1.0%.

Repossessed assets decreased $55,000 to $43,000 during the six months ended September 30, 2002.

Non-accrual loans totaled $1.0 million at September 30, 2002 compared to $1.4 million at March 31, 2002. The Bank classifies all loans as non-accrual when they become 90 days or more delinquent. The Bank had five loans totaling $709,000 at September 30, 2002 that were troubled debt restructurings within the meaning of SFAS No. 115 compared to $622,000 at March 31, 2002. Two loans that were troubled debt restructuring consist of a $489,000 commercial loan secured by commercial real estate and a $16,000 commercial loan secured by a second mortgage on a residence, were more than 30 days delinquent. The other three loans, a $61,000 consumer loan secured by a residential dwelling, a $87,000 consumer loan also secured by a residential dwelling, and a $56,000 commercial loan secured by two rental properties were current as of September 30, 2002. All troubled debt restructurings are also considered impaired. At September 30, 2002, the Bank held $1.0 million in impaired loans compared to $897,000 at March 31, 2002.

Deposits increased $23.6 million or 7.6% during the six months ended September 30, 2002 due to competitive rates offered by the Bank. Federal Home Loan Bank
(FHLB) advances increased $12.0 million or 36.1% due to some investment leverage employed to increase net interest income.

The Board of Directors declared the 46th and 47th consecutive quarterly dividend of $.02 per share per quarter in May and August 2002, which totaled $67,000. The employee stock ownership trust of the Company paid $34,000 in principal on the employee stock ownership plan loan during the six-month period. Unrealized net gains on securities available for sale, net of tax, increased $1.8 million during the six months ended September 30, 2002. The Company's net income for the six months was $1.5 million. These items combined to increase shareholders' equity by $3.3 million or 13.1% during the six months ended September 30, 2002. Book value per share was $17.16 at September 30, 2002 compared to $15.20 at March 31, 2002.

Liquidity and Capital Resources

In accordance with Office of Thrift Supervision (OTS) regulations, the Company is required to maintain sufficient liquidity to operate in a safe and sound manner. The Company's average liquidity during the six months ended September 30, 2002 was approximately 35%. The Company's current liquidity level is deemed adequate to meet the requirements of normal operations, potential deposit outflows, and loan demand while still allowing for optimal investment of funds and return on assets.

Loan repayments and maturities of investments are a significant source of funds, whereas loan disbursements and the purchase of investments are a primary use of the Company's funds. During the six months ended September 30, 2002, loan disbursements exceeded loan repayments resulting in a $3.7 million or 1.6% increase in total net loans receivable.

Deposits and other borrowings are also an important source of funds for the Company. During the six months ended September 30, 2002, deposits increased $23.6 million while FHLB advances increased $12.0 million. The Bank had $58.6 million in additional borrowing capacity at the FHLB at the end of the period. At September 30, 2002, the Bank had $126.4 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a major portion of these certificates will be renewed.

               Security Federal Corporation and Subsidiaries

            Management's Discussion and Analysis of Results of
                    Operations and Financial Condition

Liquidity and Capital Resources, Continued

Through the operations of the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2002, we had issued commitments to extend credit of $30.5 million through various types of lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. Management believes that the Company's liquidity will continue to be supported by the Company's deposit base and borrowing capacity during the next year.

Accounting and Reporting Changes.

Accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the Company's consolidated financial statements upon adoption.

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

               Security Federal Corporation and Subsidiaries

            Management's Discussion and Analysis of Results of
                    Operations and Financial Condition

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
-------------------------------------------------------------------

Net Income

Net income was $814,000 for the three months ended September 30, 2002, representing an increase in earnings of $245,000 or 43.1% from $569,000 for the same period in 2001.

Net Interest Income

Net interest income increased $473,000 or 15.8% to $3.5 million during the three months ended September 30, 2002 as a result of a decrease in total interest expense offset in part by a decrease in interest income. Interest earning assets increased an average of $50.1 million while interest bearing liabilities increased $44.6 million. The interest rate spread increased 15 basis points to 3.35% during the three months ending September 30, 2002 compared to the same period in 2001.

Interest income on loans decreased $772,000 or 15.1% to $4.3 million during the three months ended September 30, 2002 as a result of the yield in the loan portfolio decreasing 105 basis points and the loan portfolio average balance decreasing by $7.3 million. Investment, mortgage-backed, and other securities interest income increased $434,000 or 35.0% due to an increase in the average balances of approximately $57.5 million in the investment portfolio despite a 96 basis points decrease in the average yield in the portfolio. Total interest income decreased $337,000 or 5.3% to $6.0 million from $6.3 million for the same period in 2001.

Total interest expense decreased $810,000 or 24.2% to $2.5 million during the three months ended September 30, 2002 compared to $3.3 million for the same period one-year earlier. Interest expense on deposits decreased $797,000 or 28.7% during the period as average deposits grew $41.8 million compared to the average balance in 2001 and the cost of deposits decreased 162 basis points. Interest expense on advances and other borrowings decreased $14,000 or 2.4% as the cost of debt outstanding decreased 53 basis points during the 2002 period compared to 2001 despite the average debt outstanding increasing approximately $2.8 million.

Provision for Loan Losses

The Bank's provision for loan losses was $450,000 during the three months ended September 30, 2002 compared $250,000 for the quarter ending September 30, 2001 due to higher than normal net charge-offs during the last two quarters of the year ending March 31, 2002, the entrance into a new lending market, a slight increase in the percentage of consumer and commercial loans as compared to residential mortgage loans, and the cyclical nature of the economy. The amount of the provision is determined by Management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $1.0 million at September 30, 2002 compared to $1.4 million at March 31, 2002. The ratio of allowance for loan losses to the Company's total loans was 1.82% at September 30, 2002 compared to 1.55% March 31, 2002. Net charge-offs were $69,000 during the three months ended September 30, 2002 compared to $109,000 during the same period in 2001.

Other Income

Total other income increased $164,000 or 22.9% to $882,000 during the three months ended September 30, 2002 from $718,000 for to the same period a year ago. Gain on sale of loans increased $15,000 to $336,000, loan servicing fees increased $6,000 and service fees on deposit accounts decreased $52,000.
Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions, and trust fees, and other miscellaneous fees increased $87,000 during the three months ended September 30, 2002.

               Security Federal Corporation and Subsidiaries

            Management's Discussion and Analysis of Results of
                    Operations and Financial Condition


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002, CONTINUED
------------------------------------------------------------------------------

General and Administrative Expenses

General and administrative expenses increased $28,000 or 1.1% to $2.6 million during the three months ended September 30, 2002 compared to the same period in 2001. Salaries and employee benefits expense grew $32,000 due to normal salary increases. Occupancy expense decreased $3,000, advertising expense increased $5,000 while the depreciation and maintenance of equipment expense decreased $42,000 during the quarterly period. FDIC insurance premiums increased slightly to $13,000 during the current quarter. The amortization of intangibles expense decreased $47,000 to $69,000 during the quarter. At September 30, 2002, the Company has no further intangibles on the balance sheet. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, increased $82,000 or 17.7% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002
-----------------------------------------------------------------

Net Income

Net income was $1.5 million for the six months ended September 30, 2002, representing an increase in earnings of $425,000 or 38.4% from $1.1 million for the same period in 2001.

Net Interest Income

Net interest income increased $1.2 million or 20.5% to $7.0 million during the six months ended September 30, 2002 as a result of a decrease in total interest expense offset in part by a decrease in interest income. Interest earning assets increased an average of $52.0 million while interest bearing liabilities increased $46.6 million. The interest rate spread increased 28 basis points to 3.43% during the six months ending September 30, 2002 compared to the same period in 2001.

Interest income on loans decreased $1.4 million or 13.6% to $8.7 million during the six months ended September 30, 2002 as a result of the yield in the loan portfolio decreasing 103 basis points, as the loan portfolio average balances decreased $3.8 million. Investment, mortgage-backed, and other securities interest income increased $847,000 or 34.3% due to an increase in the average balance of approximately $62.3 million in the investment portfolio despite a 108 basis points decrease in the average yield in the portfolio. Total interest income decreased $521,000 or 4.2% to $12.0 million during the six months compared to the same period in 2001.

Total interest expense decreased $1.7 million or 25.2% to $5.1 million during the six months ended September 30, 2002 compared to the same period one-year earlier. Interest expense on deposits decreased $1.7 million or 30.0% during the period as deposits grew $42.4 million compared to the average balance in 2001 and the cost of deposits decreased 176 basis points. Interest expense on advances and other borrowings decreased $17,000 as the cost of debt outstanding decreased 66 basis points during the 2002 period compared to 2001 despite the average debt outstanding increasing approximately $4.2 million.

Provision for Loan Losses

The Bank's provision for loan losses was $900,000 during the six months ended September 30, 2002 compared to $425,000 during the six months ended September 30, 2001. The amount of the provision is determined by Management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $1.0 million at September 30, 2002 compared to $1.4 million at March 31, 2002. The ratio of allowance for loan losses to the Company's total loans was 1.82% at September 30, 2002 and 1.55% at March 31, 2002. Net charge-offs were $166,000 during the six months ended September 30, 2002 compared to $229,000 during the same period in 2001.

               Security Federal Corporation and Subsidiaries

            Management's Discussion and Analysis of Results of
                    Operations and Financial Condition

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002, CONTINUED
----------------------------------------------------------------------------

Other Income

Total other income increased $142,000 or 9.2% to $1.7 million during the six months ended September 30, 2002 compared to the same period one-year earlier. Gain on sale of loans increased $10,000 as the volume of fixed rate mortgage loans sold during the period increased due to mortgage loan rates falling. Service fees on deposit accounts grew $37,000 as the number of commercial and personal demand deposit accounts increased. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions, and other miscellaneous fees increased $92,000 during the six months ended September 30, 2002.

General and Administrative Expenses

General and administrative expenses increased $143,000 or 2.8% during the six months ended September 30, 2002 compared to the same period in 2001. Salaries and employee benefits expense increased $39,000 or 1.4% due to normal annual salary increases. Occupancy expense increased by $2,000, advertising expense increased $50,000 while the depreciation and maintenance of equipment expense decreased $51,000 during the six-month period. FDIC insurance premiums increased slightly to $26,000 during the six-month period ending September 30, 2002. The amortization of intangibles expense decreased $47,000 during the six months period. At September 30, 2002, the Company had no further intangible assets on the balance sheet. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, increased $147,000 or 16.0% for the six months ended September 30, 2002 compared to the six months ended September 30, 2001.

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

For the three and six month periods ended September 30, 2002, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 3.35% and 3.43%, respectively. As of the year ended March 31, 2002, the interest rate spread was 3.48%. The interest rate spread has decreased slightly due to investment securities growing faster than loan receivables. Loan receivables earn a higher interest rate than investment securities. Also, loan yields are falling due to refinancing of residential and commercial loans. If interest rates were to increase suddenly and significantly, the Bank's net interest income and net interest spread would be compressed.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.

(b) Changes in Internal Controls: In the quarter ended September 30, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Item 3    Defaults Upon Senior Securities
          -------------------------------

          None

Item 4    Submission Of Matters To A Vote Of Security Holders
          ---------------------------------------------------

          The election of directors was presented for vote to shareholders at the Annual Meeting on July 16, 2002. Votes for Harry O. Weeks were as follows: 1,406,046 votes for, 6,800 votes withheld. Votes
          for Robert E. Alexander were as follows:   1,405,174 votes for,
          8,672 votes withheld.  Votes for William Clyburn were as follows:
          1,401,046 votes for, 12,800 votes withheld. Votes for J. Chris Verenes were as follows: 1,405,046 votes for, 8,800 votes withheld. Votes for Thomas C. Clark were as follows: 1,407,044 votes for, 6,802 votes withheld.

Item 5    Other Information
          -----------------

          None

Item 6    Exhibits And Reports On Form 8-K
          --------------------------------

          Exhibits:

          3.1  Articles Of Incorporation (1)
          3.2 Articles Of Amendment, Dated August 28, 1998, To Articles Of Incorporation
          3.3  Bylaws (2)
          10   Executive Compensation Plans And Arrangements:
               Salary Continuation Agreements (3)
               Amendment One To Salary Continuation Agreements (4)
               Stock Option Plan (3)
               1999 Stock Option Plan (5)
               2002 Stock Option Plan (6)
               Incentive Compensation Plan (3)
          99.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley
               Act.

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

               Security Federal Corporation and Subsidiaries

Other Information, Continued

(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 30, 1993 pursuant to Section 12(g) of the Securities Exchange Act of 1934. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

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

                                 SECURITY FEDERAL CORPORATION



Date: November 5, 2002           By: /s/Timothy W. Simmons
                                     -------------------------------------
                                     Timothy W. Simmons
                                     President
                                     Duly Authorized Representative


Date: November 5, 2002           By: /s/Roy G. Lindburg
                                     -------------------------------------
                                     Roy G. Lindburg
                                     Treasurer/CFO
                                     Duly Authorized Representative

                        Certification Required
    By Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Timothy W. Simmons, certify that:

1. I have received this quarterly report on Form 10-Q of Security Federal Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the internal controls; and

   b) any fraud, whether or mot material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including and corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002
                                      /s/Timothy W. Simmons
                                      -------------------------------------
                                      Timothy W. Simmons
                                      President and Chief Executive Officer

                            Certification Required
      By Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Roy G. Lindburg, certify that:

1. I have received this quarterly report on Form 10-Q of Security Federal Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the internal controls; and

   b) any fraud, whether or mot material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including and corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002
                                      /s/Roy G. Lindburg
                                      -------------------------------------
                                      Roy G. Lindburg
                                      Chief Financial Officer

                                 EXHIBIT 99.1

       Certification Pursuant to Section 906 of the Sarbanes Oxley Act

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                       OF SECURITY FEDERAL CORPORATION
          PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q that:

     1. the report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.


/s/Timothy W. Simmons                     /s/Roy G. Lindburg
----------------------------------        -----------------------------------
Timothy W. Simmons                        Roy G. Lindburg
Chief Executive Officer                   Chief Financial Officer


Dated: November 5, 2002