Form 10-Q
period 2002-12-31
SECURITY FEDERAL CORPORATION
filed 2003-02-07
CIK 818677

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549

                                  FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

                          FOR THE TRANSITION PERIOD:

                   FROM:                 TO:
                        ----------------    --------------

                       COMMISSION FILE NUMBER:  0-16120

                         SECURITY FEDERAL CORPORATION

                South Carolina                     57-0858504
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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                          YES           NO    X
                             -------       -------


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

        CLASS:           OUTSTANDING SHARES AT:         $0.01 PAR VALUE:
      ------------       ----------------------         ----------------

      Common Stock         December 31, 2002               1,674,433

                                  INDEX

------------------------------------------------------------------------------
PART I.     FINANCIAL INFORMATION (UNAUDITED)                        PAGE NO.

Item 1.     Financial Statements (Unaudited):

            Consolidated Balance Sheets                                 1

            Consolidated Statements of Income                           2

            Consolidated Statements of Shareholders' Equity             4

            Consolidated Statements of Cash Flows                       5

            Notes to Consolidated Financial Statements                  7

Item 2.     Management's Discussion and Analysis  Results of
            Operations and Financial Condition                          12

Item 3.     Quantitative and Qualitative Disclosure about Market Risk   17

Item 4.     Controls and Procedures                                     17

------------------------------------------------------------------------------

PART II.    OTHER INFORMATION

            Other Information                                           18

            Certifications                                              20

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

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                    Security Federal Corporation and Subsidiaries

                            Consolidated Balance Sheets

                                          December 31, 2002    March 31, 2002
                                          ----------------      -------------
Assets:                                     (Unaudited)          (Audited)
  Cash And Cash Equivalents                 $   7,118,871      $  11,528,411
  Investment And Mortgage-Backed
   Securities:
    Available For Sale: (Amortized cost of
     $171,973,954 at December 31, 2002 and
     $117,657,245 at March 31, 2002)          175,011,571        117,361,736
    Held To Maturity: (Fair value of
     $1,088,542 at December 31, 2002 and
     $1,571,667 at March 31, 2002)              1,030,582          1,536,656
                                            -------------      -------------
  Total Investment And Mortgage-Backed
   Securities                                 176,042,153        118,898,392
                                            -------------      -------------
  Loans Receivable, Net:
    Held For Sale                               1,958,284          2,165,918
    Held For Investment: (Net of allowance
     of $4,696,061 at December 31, 2002 and
     $3,689,079 at March 31, 2002)            235,707,944        232,152,950
                                            -------------      -------------
  Total Loans Receivable, Net                 237,666,228        234,318,868
                                            -------------      -------------
  Accrued Interest Receivable:
    Loans                                       1,119,989          1,249,273
    Mortgage-Backed Securities                    426,543            283,775
    Investments                                   758,930            650,034
  Premises And Equipment, Net                   5,070,774          4,859,140
  Federal Home Loan Bank Stock, At Cost         2,653,600          2,669,300
  Repossessed Assets Acquired In Settlement
   Of Loans                                       125,500             98,157
  Other Assets                                    812,200          1,764,980
                                            -------------      -------------
Total Assets                                $ 431,794,788      $ 376,320,330
                                            =============      =============

Liabilities And Shareholders' Equity
Liabilities:
  Deposit Accounts                          $ 341,623,041      $ 309,037,602
  Advances From Federal Home Loan Bank         53,072,000         33,108,000
  Other Borrowed Money                          4,964,254          6,169,411
  Advance Payments By Borrowers For Taxes
   And Insurance                                  147,244            247,149
  Other Liabilities                             2,149,517          2,357,605
                                            -------------      -------------
Total Liabilities                           $ 401,956,056      $ 350,919,767
                                            -------------      -------------

Shareholders' Equity:
  Serial Preferred Stock, $.01 Par Value;
   Authorized Shares - 200,000; Issued And
   Outstanding Shares - None                $           -      $           -
  Common Stock, $.01 Par Value; Authorized
   Shares  -5,000,000; Issued  - 1,686,512
   And Outstanding Shares 1,674,433 At
   December 31, 2002 And 1,671,459 At March
   31, 2002                                        16,865             16,842
  Additional Paid-In Capital                    4,003,785          3,985,312
  Indirect Guarantee Of Employee Stock
   Ownership Trust Debt                          (363,254)          (358,297)
  Accumulated Other Comprehensive Gain(Loss)    1,884,538           (183,335)
  Retained Earnings, Substantially
   Restricted                                  24,296,798         21,940,041
                                            -------------      -------------
Total Shareholders' Equity                  $  29,838,732      $  25,400,563
                                            -------------      -------------
Total Liabilities And Shareholders' Equity  $ 431,794,788      $ 376,320,330
                                            =============      =============


See accompanying notes to consolidated financial statements.

                Security Federal Corporation and Subsidiaries

                Consolidated Statements of Income (Unaudited)

                                              Three Months Ended December 31,
                                             --------------------------------
                                                   2002               2001
                                             --------------    --------------
Interest Income:
  Loans                                      $    4,276,984    $    4,907,767
  Mortgage-Backed Securities                        871,076           662,920
  Investment Securities                             805,799           618,811
  Other                                              17,749             7,044
                                             --------------    --------------
Total Interest Income                             5,971,608         6,196,542
                                             --------------    --------------

Interest Expense:
  NOW And Money Market Accounts                     588,866           491,682
  Passbook Accounts                                  54,520            62,193
  Certificate Accounts                            1,295,183         1,807,157
  Advances And Other Borrowed Money                 608,019           562,253
                                             --------------    --------------
Total Interest Expense                            2,546,588         2,923,285
                                             --------------    --------------

Net Interest Income                               3,425,020         3,273,257
  Provision For Loan Losses                         450,000           500,000
                                             --------------    --------------
  Net Interest Income After Provision For
   Loan Losses                                    2,975,020         2,773,257
                                             --------------    --------------
Other Income:
  Net Gain On Sale Of Investments                         -             1,487
  Gain On Sale Of Loans                             550,879           556,542
  Loan Servicing Fees                                47,958            45,394
  Service Fees On Deposit Accounts                  346,400           310,099
  Other                                             162,513           140,814
                                             --------------    --------------
Total Other Income                                1,107,750         1,054,336
                                             --------------    --------------

General And Administrative Expenses:
  Salaries And Employee Benefits                  1,488,493         1,504,688
  Occupancy                                         194,220           219,309
  Advertising                                        65,680            31,978
  Depreciation And Maintenance Of Equipment         265,082           279,999
  FDIC Insurance Premiums                            13,210            12,411
  Amortization Of Intangibles                             -           116,310
  Other                                             570,254           544,732
                                             --------------    --------------
Total General And Administrative Expenses         2,596,939         2,709,427
                                             --------------    --------------

  Income Before Income Taxes                      1,485,831         1,118,166
  Provision For Income Taxes                        558,936           426,665
                                             --------------    --------------
Net Income                                   $      926,895    $      691,501
                                             ==============    ==============

Basic Net Income Per Common Share            $         0.55    $         0.41
                                             ==============    ==============
Diluted Net Income Per Common Share          $         0.54    $         0.40
                                             ==============    ==============
Cash Dividend Per Share On Common Stock      $         0.02    $         0.02
                                             ==============    ==============
Basic Weighted Average Shares Outstanding         1,672,989         1,671,459
                                             ==============    ==============
Diluted Weighted Average Shares Outstanding       1,706,199         1,708,146
                                             ==============    ==============

See accompanying notes to consolidated financial statements.

                 Security Federal Corporation and Subsidiaries

                Consolidated Statements of Income (Unaudited)

                                              Nine Months Ended December 31,
                                             --------------------------------
                                                   2002             2001
                                             --------------    --------------
Interest Income:
  Loans                                      $   12,962,885    $   14,962,200
  Mortgage-Backed Securities                      2,518,112         2,084,371
  Investment Securities                           2,454,840         1,600,455
  Other                                              38,709            73,176
                                             --------------    --------------
Total Interest Income                            17,974,546        18,720,202
                                             --------------    --------------

Interest Expense:
  NOW And Money Market Accounts                   1,847,175         1,781,343
  Passbook Accounts                                 188,136           221,552
  Certificate Accounts                            3,838,951         5,981,996
  Advances And Other Borrowed Money               1,722,605         1,693,965
                                             --------------    --------------
Total Interest Expense                            7,596,867         9,678,856
                                             --------------    --------------

Net Interest Income                              10,377,679         9,041,346
  Provision For Loan Losses                       1,350,000           925,000
                                             --------------    --------------
  Net Interest Income After Provision
   For Loan Losses                                9,027,679         8,116,346
                                             --------------    --------------
Other Income:
  Net Gain On Sale Of Investments                     4,245             2,612
  Gain On Sale Of Loans                           1,176,879         1,172,114
  Loan Servicing Fees                               149,010           146,873
  Service Fees On Deposit Accounts                  947,962           875,137
  Other                                             511,211           397,314
                                             --------------    --------------
Total Other Income                                2,789,307         2,594,050
                                             --------------    --------------

General And Administrative Expenses:
  Salaries And Employee Benefits                  4,436,241         4,413,265
  Occupancy                                         594,443           617,151
  Advertising                                       183,747            99,854
  Depreciation And Maintenance Of Equipment         783,671           849,675
  FDIC Insurance Premiums                            39,060            35,479
  Amortization Of Intangibles                       185,210           348,930
  Other                                           1,637,661         1,464,977
                                             --------------    --------------
Total General And Administrative Expenses         7,860,033         7,829,331
                                             --------------    --------------

  Income Before Income Taxes                      3,956,953         2,881,065
  Provision For Income Taxes                      1,499,117         1,083,508
                                             --------------    --------------
Net Income                                   $    2,457,836    $    1,797,557
                                             ==============    ==============

Basic Net Income Per Common Share            $         1.47    $         1.08
                                             ==============    ==============
Diluted Net Income Per Common Share          $         1.44    $         1.05
                                             ==============    ==============
Cash Dividend Per Share On Common Stock      $         0.06    $         0.06
                                             ==============    ==============
Basic Weighted Average Shares Outstanding         1,672,614         1,671,034
                                             ==============    ==============
Diluted Weighted Average Shares Outstanding       1,708,903         1,706,500
                                             ==============    ==============

See accompanying notes to consolidated financial statements.


                         Security Federal Corporation and Subsidiaries

                  Consolidated Statements of Shareholders' Equity (Unaudited)

                                                              Accumulated
                                  Additional     Indirect        Other
                         Common     Paid-In    Guarantee of  Comprehensive   Retained
                          Stock     Capital      ESOP Debt   Income (Loss)   Earnings         Total
                        --------   ----------   ----------    ----------   ------------   ------------
Beginning Balance At
March 31, 2001          $ 16,842   $3,985,312   $ (415,000)   $  348,015   $ 19,565,195   $ 23,500,364
Net Income                     -            -            -             -      1,797,557      1,797,557
Other Comprehensive
Income, Net Of Tax:
  Unrealized Holding
   Gains On Securities
   Available For Sale          -            -            -       261,131              -        261,131
                                                                                          ------------
  Comprehensive Income                                                                       2,058,688
Decrease In Indirect
  Guarantee of ESOP Debt       -            -       56,703             -              -         56,703
Cash Dividends ($.04 per
 share)                        -            -            -             -       (101,055)      (101,055)
                        --------   ----------   ----------    ----------   ------------   ------------
Balance at
December 31, 2001       $ 16,842   $3,985,312   $ (358,297)   $  609,146   $ 21,261,697   $ 25,514,700
                        ========   ==========   ==========    ==========   ============   ============


Beginning Balance At
March 31, 2002          $ 16,842   $3,985,312   $ (358,297)   $ (183,335)  $ 21,940,041   $ 25,400,563
Net Income                     -            -            -             -      2,457,836      2,457,836
Other Comprehensive
Income, Net Of Tax:
  Unrealized Holding
   Gains On Securities
   Available For Sale          -            -            -     2,067,873              -      2,067,873
                                                                                          ------------
  Comprehensive Income                                                                       4,525,709
Increase In Indirect
  Guarantee of ESOP Debt       -            -       (4,957)            -              -         (4,957)
Exercise Of Stock
  Options                     23       18,473            -             -              -         18,496
Cash Dividends ($.04 per
 share)                        -            -            -             -       (101,079)      (101,079)
                        --------   ----------   ----------    ----------   ------------   ------------
Balance at
December 31, 2002       $ 16,865   $4,003,785   $ (363,254)   $1,884,538   $ 24,296,798   $ 29,838,732
                        ========   ==========   ==========    ==========   ============   ============

See accompanying notes to consolidated financial statements.


               Security Federal Corporation and Subsidiaries

              Consolidated Statements of Cash Flows (Unaudited)

                                              Nine Months Ended December 31,
                                             --------------------------------
                                                   2002             2001
                                             --------------    --------------
Cash Flows From Operating Activities:
Net Income                                   $    2,457,836    $    1,797,557
Adjustments To Reconcile Net Income To Net
 Cash Provided By Operating Activities:
  Depreciation Expense                              666,358           737,844
  Amortization Of Intangibles                       185,210           348,930
  Discount Accretion And Premium
   Amortization                                     140,907            (3,878)
  Provisions For Losses On Loans And Real
   Estate                                         1,350,000           925,000
  Gain On Sale Of Investment Securities
   Available For Sale                                (4,425)           (2,612)
  Gain On Sale Of Loans                          (1,176,879)         (806,943)
  (Gain) Loss On Sale Of Real Estate                (52,467)            1,681
  Amortization Of Deferred Fees On Loans           (153,665)         (163,602)
  Proceeds From Sale Of Loans Held For Sale      58,799,638        68,600,336
  Origination Of Loans For Sale                 (57,415,125)      (67,575,035)
  (Increase) Decrease In Accrued Interest
   Receivable:
     Loans                                          129,284           112,446
     Mortgage-Backed Securities                    (142,768)          (68,331)
     Investments                                   (108,896)           72,901
  Decrease In Advance Payments By Borrowers         (99,905)         (215,724)
  (Gain) Loss On Disposition Of Premises
   And Equipment                                        681              (330)
  Other, Net                                       (668,571)         (831,514)
                                             --------------    --------------
Net Cash Provided By Operating Activities         3,907,213         2,928,726
                                             --------------    --------------

Cash Flows From Investing Activities:
  Principal Repayments On Mortgage-Backed
   Securities Held To Maturity                      419,609           528,311
  Principal Repayments On Mortgage-Backed
   Securities Available For Sale                 20,026,904        13,373,497
  Purchase Of Investment Securities
   Available For Sale                           (67,041,485)      (47,731,254)
  Purchase Of Mortgage-Backed Securities
   Available For Sale                           (61,090,188)      (27,228,672)
  Maturities Of Investment Securities
   Available For Sale                            52,666,270        26,927,070
  Maturities of Investment Securities
   Held To Maturity                                  85,835                 -
  Proceeds From Sale of Securities
   Available For Sale                               985,938         3,075,600
  Purchase Of FHLB Stock                           (276,200)                -
  Redemption Of FHLB Stock                          291,900           761,700
  Increase In Loans To Customers                 (5,398,479)      (10,613,084)
  Proceeds From Sale Of Real Estate
   Acquired Through Foreclosure                     630,117            75,800
  Purchase And Improvement Of Premises
   And Equipment                                   (878,673)         (260,484)
                                             --------------    --------------
Net Cash Used By Investing Activities           (59,578,452)      (41,091,516)
                                             --------------    --------------

Cash Flows From Financing Activities:
  Increase In Deposit Accounts                   32,585,439        37,211,580
  Proceeds From FHLB Advances                    77,525,000        59,000,000
  Repayment Of FHLB Advances                    (57,561,000)      (63,046,000)
  Net Proceeds Of Other Borrowings               (1,205,157)          871,771
  Dividends To Shareholders                        (101,079)         (101,055)
  Proceeds From Excise of Stock Options              18,496                 -
                                             --------------    --------------
Net Cash Provided By Financing Activities        51,261,699        33,936,296
                                             --------------    --------------

                                                                   (Continued)

             Security Federal Corporation and Subsidiaries

           Consolidated Statements of Cash Flows (Unaudited)

                                              Nine Months Ended December 31,
                                             --------------------------------
                                                   2002             2001
                                             --------------    --------------

Net Decrease In Cash And Cash Equivalents        (4,409,540)       (4,226,494)
Cash And Cash Equivalents At Beginning
 Of Period                                       11,528,411        12,616,129
                                             --------------    --------------
Cash And Cash Equivalents At End Of Period   $    7,118,871    $    8,389,635
                                             ==============    ==============

Supplemental Disclosure Of Cash Flows
 Information:
Cash Paid During The Period For Interest     $    7,733,268    $   10,084,131
Cash Paid During The Period For Income Taxes $ 2,086,455 $ 1,397,883 Additions To Repossessed Acquired Through
 Foreclosure                                 $      593,900    $      242,981
Increase (Decrease) In Unrealized Net Gain
 On Securities Available For Sale, Net
 Of Taxes                                    $    2,067,873    $      261,131

See accompanying notes to consolidated financial statements.

             Security Federal Corporation and Subsidiaries

         Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions from Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of Management, reflect all adjustments, all of which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the 2002 Annual Report to Shareholders when reviewing interim financial statements. The results of operations for the three and nine-month periods ended December 31, 2002 are not necessarily indicative of the results may be expected for the entire fiscal year. This Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, and business. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, changes in interest rates, changes in the regulatory environment, changes in general economic conditions and inflation, changes in the securities market. Management cautions readers of this Form 10-Q not to place undue reliance on forward-looking statements contained herein.

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

3. Loans Receivable, Net

Loans Receivable, Net, at December 31, 2002 and March 31, 2002 consisted of the following:

Loans held for sale were $1,958,284 and $2,165,918 at December 31, 2002 and March 31, 2002, respectively.

Loans Held For Investment:                December 31, 2002   March 31, 2002
                                          -----------------   --------------
 Residential Real Estate                   $ 101,131,183      $ 100,065,942
 Consumer                                     46,780,480         49,851,549
 Commercial Business & Real Estate           104,263,756         97,396,184
                                          -----------------   --------------
                                             252,175,419        247,313,675
                                          -----------------   --------------
Less:
 Allowance For Possible Loan Loss              4,696,061          3,689,079
 Loans In Process                             11,612,658         11,287,518
 Deferred Loan Fees                              158,756            184,128
                                          -----------------   --------------
                                              16,467,475         15,160,725
                                          -----------------   --------------
                                           $ 235,707,944      $ 232,152,950
                                          =================   ==============

The following is a reconciliation of the allowance for loan losses for the nine months ending:

                                          December 31, 2002   March 31, 2002
                                          -----------------   --------------
Beginning Balance                          $   3,689,079      $   2,784,117
 Provision                                     1,350,000            925,000
 Charge-offs                                    (593,505)          (506,460)
 Recoveries                                      250,487            115,118
                                          -----------------   --------------
Ending Balance                             $   4,696,061      $   3,317,775
                                          =================   ==============

                  Security Federal Corporation and Subsidiaries

4. Securities

Investment and Mortgage-Backed Securities, Held to Maturity
-----------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:
                                            Gross      Gross
December 31, 2002            Amortized   Unrealized  Unrealized
-----------------               Cost        Gains      Losses      Fair Value
                           ------------  ----------  ----------   ------------
US Government and Agency
 Obligations               $     77,521  $      361  $        -   $     77,882
Mortgage-Backed Securities      953,061      57,599           -      1,010,660
                           ------------  ----------  ----------   ------------
Total                      $  1,030,582  $   57,960  $        -   $  1,088,542
                           ============  ==========  ==========   ============

March 31, 2002
--------------

US Government and Agency
 Obligations               $    163,356  $    2,771  $        -   $    166,127
Mortgage-Backed Securities    1,373,300      32,240           -      1,405,540
                           ------------  ----------  ----------   ------------
Total                      $  1,536,656  $   35,011  $        -   $  1,571,667
                           ============  ==========  ==========   ============

Investment And Mortgage-Backed Securities, Available For Sale
-------------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

                                            Gross      Gross
December 31, 2002            Amortized   Unrealized  Unrealized
-----------------               Cost        Gains      Losses      Fair Value
                           ------------  ----------  ----------   ------------
US Government and Agency
 Obligations               $ 75,569,550  $1,020,153  $   25,866   $ 76,563,837
Mortgage-Backed Securities   96,404,404   2,056,570      13,240     98,447,734
                           ------------  ----------  ----------   ------------
Total                      $171,973,954  $3,076,723  $   39,106   $175,011,571
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
                           ============  ==========  ==========   ============

                  Security Federal Corporation and Subsidiaries

5. Deposit Accounts

A summary of deposit accounts by type with weighted average rates is as follows:

                                  December 31, 2002         March 31, 2002
                                -------------------    --------------------
Demand Accounts:                   Balance     Rate       Balance      Rate
                                -------------------    --------------------
 Checking                       $ 74,466,303   0.50%   $ 71,906,832    0.58%
 Money Market                     88,537,832   2.21%     74,074,781    2.73%
 Regular Savings                  15,471,216   1.22%     15,106,897    1.75%
                                ------------           ------------
Total Demand Accounts            178,475,351   1.41%    161,088,510    1.68%
                                ------------           ------------
Certificate Accounts:
 0 - 4.99%                       148,870,651            127,067,831
 5.00 - 6.99%                     14,139,623             19,982,399
 7.00 - 8.99%                        137,416                898,862
                                ------------           ------------
Total Certificate Accounts       163,147,690   3.07%    147,949,092    3.59%
                                ------------           ------------
Total Deposit Accounts          $341,623,041   2.20%   $309,037,602    2.60%
                                ============           ============

6. Advances From Federal Home Loan Bank

Federal Home Loan Bank Advances are summarized by year of maturity and weighted average interest rate in the table below:

                                  December 31, 2002         March 31, 2002
                                -------------------    --------------------
Fiscal Year Due:                   Balance     Rate       Balance      Rate
                                -------------------    --------------------
2003                            $  5,000,000   6.40%   $  5,000,000    6.40%
2004                              10,000,000   1.45%              -       -
2005                              10,072,000   6.14%     10,108,000    6.15%
2006                              18,000,000   5.98%     18,000,000    5.98%
Thereafter                        10,000,000   3.09%              -       -
                                ------------           ------------
Total Advances                  $ 53,072,000   4.65%   $ 33,108,000    6.09%
                                ============           ============

7. Regulatory Matters

The following table reconciles the Bank's Shareholders' equity to its various regulatory capital positions:

                                         December 31, 2002    March 31, 2002
                                                (Dollars in Thousands)
                                         -----------------------------------
Bank's Shareholders' Equity                $     29,990        $     25,463
Unrealized Loss On Available For Sale
 Of Securities, Net Of Tax                       (1,884)                183
Reduction For Goodwill And Other
 Intangibles                                          -                (185)
                                           ------------        ------------
   Tangible Capital                              28,106              25,461
Qualifying Core Deposits And Intangible
 Assets                                               -                 185
                                           ------------        ------------
   Core Capital                                  28,106              25,646
Supplemental Capital                              2,972               2,879
Assets Required To Be Deducted                     (158)               (237)
                                           ------------        ------------
Risk-Based Capital                         $     30,920        $     28,288
                                           ============        ============

The following table compares the Bank's capital levels relative to the applicable regulatory requirements at December 31, 2002.

                                         (Dollars in Thousands)
                          ----------------------------------------------------
                             Amt.       %     Actual   Actual  Excess   Excess
                          Required  Required   Amt.       %      Amt.      %
                          ----------------------------------------------------
Tangible Capital           $ 8,608    2.0%    $28,106   6.53%  $19,498   4.53%
Tier 1 Leverage (Core)
 Capital                    17,217    4.0%     28,106   6.53%   10,889   2.53%
Total Risk-Based Capital    19,013    8.0%     30,920  13.01%   11,907   5.01%
Tier 1 Risk-Based (Core)
 Capital                     9,511    4.0%     28,106  11.82%   18,595   7.82%

                  Security Federal Corporation and Subsidiaries

7. Regulatory Matters, Continued

The Company's regulatory capital amounts and ratios at December 31, 2002 are as follows:
                                                                 To Be
                                                           Well Capitalized
(Dollars in Thousands)                      For Capital       Under Prompt
                                              Adequacy     Corrective Action
                               Actual         Purposes         Provisions
                         -----------------------------------------------------
                          Amount   Ratio   Amount   Ratio    Amount   Ratio
                         -----------------------------------------------------
Tier I Risk-Based Core
 Capital                 $28,106   11.8%  $ 9,511    4.0%   $14,267    6.0%
Risk-Based Capital (To
 Risk Weighted Assets)    30,920   13.0%   19,013    8.0%    23,766   10.0%
Core Capital (To Ad-
 justed Tangible Assets)  28,106    6.5%   17,217    4.0%    21,521    5.0%
Tangible Capital (To
 Tangible Assets)         28,106    6.5%    8,608    2.0%    21,521    5.0%


8. Earnings Per Share

The Company calculates earnings per share in accordance with Statement of Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market.

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

THE FOLLOWING TABLE PROVIDES A RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

                                     For the Quarter Ended
                            ----------------------------------------
                                       December 31, 2002
                            ----------------------------------------
                              Income
                            (Numerator)     Shares
                              Amount     (Denominator)     Per Share
                            ----------     ---------       ---------

Basic EPS                   $  926,895     1,672,989       $    0.55
Effect of Diluted
 Securities:
  Stock Options                      -        21,297           (0.01)
  ESOP                               -        11,913               -
                            ----------     ---------       ---------
Diluted EPS                    926,895     1,706,199       $    0.54

                                     For the Quarter Ended
                            ----------------------------------------
                                       December 31, 2001
                            ----------------------------------------
                              Income
                            (Numerator)     Shares
                              Amount     (Denominator)     Per Share
                            ----------     ---------       ---------

Basic EPS                   $  691,501     1,671,459       $    0.41
 Effect of Diluted
  Securities:
   Stock Options                     -        23,946           (0.01)
   ESOP                              -        12,741               -
                            ----------     ---------       ---------
Diluted EPS                 $  691,501     1,708,146       $    0.40

                  Security Federal Corporation and Subsidiaries

       Notes to Consolidated Financial Statements (Unaudited), Continued

8. Earnings Per Share, Continued

                                   For the Nine Months Ended
                            ----------------------------------------
                                       December 31, 2002
                            ----------------------------------------
                              Income
                            (Numerator)     Shares
                              Amount     (Denominator)     Per Share
                            ----------     ---------       ---------
Basic EPS                   $2,457,836     1,672,989       $    1.47
Effect of Diluted
 Securities:
  Stock Options                      -        24,094           (0.02)
  ESOP                               -        11,820           (0.01)
                            ----------     ---------       ---------
Diluted EPS                 $2,457,836     1,708,903       $    1.44


                                   For the Nine Months Ended
                            ----------------------------------------
                                       December 31, 2001
                            ----------------------------------------
                              Income
                            (Numerator)     Shares
                              Amount     (Denominator)     Per Share
                            ----------     ---------       ---------
Basic EPS                   $1,797,557     1,671,034       $    1.08
Effect of Diluted
 Securities:
  Stock Options                      -        22,300           (0.02)
  ESOP                               -        13,166           (0.01)
                            ----------     ---------       ---------
Diluted EPS                 $1,797,557     1,706,500       $    1.05

                  Security Federal Corporation and Subsidiaries

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Changes in Financial Condition

Total assets of the Company increased $55.5 million or 14.7% during the nine months ended December 31, 2002 as a result of primarily to increases of $57.1 million or 48.1% in total investment securities offset in part by a $4.4 million, or 38.3% decrease in cash and cash equivalents.

Residential real estate loans, net of loans in process, increased $740,000 or 1.0% during the period while consumer and commercial loans increased a total of $3.8 million or 2.6%.

Repossessed assets increased $27,000 to $126,000 during the nine months ended December 31, 2002.

Non-accrual loans totaled $1.1 million at December 31, 2002 compared to $1.4 million at March 31, 2002. The Bank classifies all loans as non-accrual when they become 90 days or more delinquent. At December 31, 2002, the Bank held $1.5 million in impaired loans compared to $897,000 at March 31, 2002. The Bank includes troubled debt restructuring ("TDR") within the meaning of SFAS No. 114 in impaired loans. At December 31, 2002, the Bank had seven loans totaling $962,000 in TDR's compared to $622,000 at March 31, 2002. At December 31, 2002 two commercial loan TDR's totaling $512, 000 were more than 30 days delinquent. The other five TDR's, a $60,000 consumer loan secured by a residential dwelling, an $87,000 consumer loan also secured by a residential dwelling, a $217,000 consumer loan secured primarily by a residential dwelling, a $25,000 commercial unsecured line of credit and a $61,000 commercial loan secured by two rental properties were current as of December 31, 2002.

Deposits increased $32.3 million or 10.5% during the nine months ended December 31, 2002 as a result of competitive rates offered by the Bank. Federal Home Loan Bank (FHLB) advances increased $20.0 million or 60.3% due to investment leverage strategies employed to increase net interest income.

The Board of Directors declared the 46th, 47th and 48th consecutive quarterly dividend of $.02 per share per quarter in May, August, and November 2002, which totaled $101,000. The employee stock ownership trust of the Company borrowed a net of $5,000 in principal on the employee stock ownership plan loan during the nine-month period. Unrealized net gains on securities available for sale, net of tax, increased $2.1 million during the nine months ended December 31, 2002. The Company's net income for the nine months was $2.5 million. These items combined to increase shareholders' equity by $4.4 million or 17.5% during the nine months ended December 31, 2002. Book value per share was $17.82 at December 31, 2002 compared to $15.20 at March 31, 2002.

Liquidity and Capital Resources

In accordance with Office of Thrift Supervision (OTS) regulations, the Company is required to maintain sufficient liquidity to operate in a safe and sound manner. The Company's average liquidity during the nine months ended December 31, 2002 was approximately 38%. The Company's current liquidity level is deemed adequate to meet the requirements of normal operations, potential deposit outflows, and loan demand while still allowing for optimal investment of funds and return on assets.

Loan repayments and maturities of investments are a significant source of funds, whereas loan disbursements and the purchase of investments are a primary use of the Company's funds. During the nine months ended December 31, 2002, loan disbursements exceeded loan repayments resulting in a $3.3 million or 1.4% increase in total net loans receivable.

Deposits and other borrowings are also an important source of funds for the Company. During the nine months ended December 31, 2002, deposits increased $32.3 million while FHLB advances increased $20.0 million. The Bank had $54.7 million in additional borrowing capacity at the FHLB at the end of the period. At December 31, 2002, the Bank had $128.9 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a major portion of these certificates will be renewed.

                 Security Federal Corporation and Subsidiaries

               Management's Discussion and Analysis of Results
                    of Operations and Financial Condition

Liquidity and Capital Resources, Continued

Through the operations of the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2002, we had $24.4 million in unused consumer lines of credit, including home equity lines and unsecured lines. The Bank also had $6.8 million in unused commercial lines of credit committed to customers. The majority of the $31.2 million will never be drawn at the same time. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. Management believes that the Company's liquidity will continue to be supported by the Company's deposit base and borrowing capacity during the next year.

Accounting and Reporting Changes.

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123. This Statement amends FASB Statement 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this statement effective December 31, 2002. The disclosure required by this standard will be included in the Company's next quarterly filing. SFAS No. 148 had no impact upon adoption as the Company has not elected the fair value treatment of stock-based compensation.

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

                Security Federal Corporation and Subsidiaries

               Management's Discussion and Analysis of Results
                    of Operations and Financial Condition

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002
------------------------------------------------------------------

Net Income

Net income was $927,000 for the three months ended December 31, 2002, representing an increase in earnings of $235,000 or 34.0% from $692,000 for the same period in 2001.

Net Interest Income

Net interest income increased $152,000 or 4.6% to $3.4 million during the three months ended December 31, 2002 as a result of a decrease in total interest expense offset in part by a decrease in interest income. Interest earning assets increased an average of $57.5 million while interest bearing liabilities increased $52.8 million. The interest rate spread decreased 28 basis points to 3.13% during the three months ending December 31, 2002 compared to the same period in 2001.

Interest income on loans decreased $631,000 or 12.9% to $4.3 million during the three months ended December 31, 2002 as a result of the yield in the loan portfolio decreasing 76 basis points and the loan portfolio average balance decreasing by $9.0 million. Investment, mortgage-backed, and other securities interest income increased $406,000 or 31.7% due to an increase in the average balances of approximately $66.5 million in the investment portfolio despite a 103 basis points decrease in the average yield in the portfolio. Total interest income decreased $225,000 or 3.6% to $6.0 million from $6.2 million for the same period in 2001.

Total interest expense decreased $377,000 or 12.9% to $2.5 million during the three months ended December 31, 2002 compared to $2.9 million for the same period one-year earlier. Interest expense on deposits decreased $617,000 or 26.1% during the period as average interest bearing deposits grew $44.9 million compared to the average balance in 2001 while the cost of deposits decreased 102 basis points. Interest expense on advances and other borrowings increased $46,000 or 8.1% as the cost of debt outstanding decreased 52 basis points during the 2002 period compared to 2001 while the average debt outstanding increased approximately $7.9 million.

Provision for Loan Losses

The Bank's provision for loan losses was $450,000 during the three months ended December 31, 2002 compared $500,000 for the quarter ending December 31, 2001. The amount of the provision is determined by Management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $1.1 million at December 31, 2002 compared to $1.4 million at March 31, 2002. The ratio of allowance for loan losses to the Company's total loans was 1.94% at December 31, 2002 compared to 1.55% March 31, 2002. Net charge-offs were $177,000 during the three months ended December 31, 2002 compared to $162,000 during the same period in 2001.

Other Income

Total other income increased $53,000 or 5.1% to $1.1 million during the three months ended December 31, 2002 compared to the same period a year ago. Gain on sale of loans decreased $6,000 to $551,000, loan servicing fees increased $3,000 and service fees on deposit accounts increased $36,000. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions, and trust fees, and other miscellaneous fees increased $22,000 during the three months ended December 31, 2002.

                 Security Federal Corporation and Subsidiaries

               Management's Discussion and Analysis of Results
                    of Operations and Financial Condition

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002, CONTINUED
-----------------------------------------------------------------------------

General and Administrative Expenses

General and administrative expenses decreased $112,000 or 4.2% to $2.6 million during the three months ended December 31, 2002 compared to the same period in 2001. Salaries and employee benefits expense declined $16,000 due to a decrease in full time equivalents. Occupancy expense decreased $25,000, advertising expense increased $34,000 while the depreciation and maintenance of equipment expense decreased $15,000 during the quarterly period. FDIC insurance premiums increased slightly to $13,000 during the current quarter. The amortization of intangibles expense decreased $116,000 to $0 during the quarter. At December 31, 2002, the Company had no further intangibles on the balance sheet. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, increased $26,000 or 4.7% for the three months ended December 31, 2002 compared to the three months ended December 31, 2001.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2002
-----------------------------------------------------------------

Net Income

Net income was $2.5 million for the nine months ended December 31, 2002, representing an increase in earnings of $660,000 or 36.7% from $1.8 million for the same period in 2001.

Net Interest Income

Net interest income increased $1.3 million or 14.8% to $10.4 million during the nine months ended December 31, 2002 as a result of a decrease in total interest expense offset in part by a decrease in interest income. Interest earning assets increased an average of $53.8 million while interest bearing liabilities increased $48.7 million. The interest rate spread increased 8 basis points to 3.32% during the nine months ending December 31, 2002 compared to the same period in 2001.

Interest income on loans decreased $2.0 million or 13.4% to $13.0 million during the nine months ended December 31, 2002 as a result of the yield in the loan portfolio decreasing 94 basis points, as the loan portfolio average balances decreased $5.5 million. Investment, mortgage-backed, and other securities interest income increased $1.3 million or 33.4% due to an increase in the average balance of approximately $62.0 million in the investment portfolio despite a 106 basis points decrease in the average yield in the portfolio. Total interest income decreased $746,000 or 4.0% to $18.0 million during the nine months compared to the same period in 2001.

Total interest expense decreased $2.1 million or 21.5% to $7.6 million during the nine months ended December 31, 2002 compared to the same period one-year earlier. Interest expense on deposits decreased $2.1 million or 26.4% during the period as interest bearing deposits grew $43.2 million compared to the average balance in 2001 while the cost of deposits decreased 150 basis points. Interest expense on advances and other borrowings increased $29,000 as the cost of debt outstanding decreased 62 basis points during the 2002 period compared to 2001 despite the average debt outstanding increasing approximately $5.5 million.

Provision for Loan Losses

The Bank's provision for loan losses was $1.4 million during the nine months ended December 31, 2002 compared to $925,000 during the nine months ended December 31, 2001. The amount of the provision is determined by Management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $1.1 million at December 31, 2002 compared to $1.4 million at March 31, 2002. The ratio of allowance for loan losses to the Company's total loans was 1.94% at December 31, 2002 and 1.55% at March 31, 2002. Net charge-offs were $343,000 during the nine months ended December 31, 2002 compared to $391,000 during the same period in 2001.

                 Security Federal Corporation and Subsidiaries

               Management's Discussion and Analysis of Results
                    of Operations and Financial Condition

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2002, CONTINUED
----------------------------------------------------------------------------

Other Income

Total other income increased $195,000 or 7.5% to $2.8 million during the nine months ended December 31, 2002 compared to the same period one-year earlier. Gain on sale of loans increased $5,000 at $1.2 million as the volume of fixed rate mortgage loans originated and sold remained high as the low interest rate environment continued. Service fees on deposit accounts grew $73,000 as the number of commercial and personal demand deposit accounts increased. The Bank has concentrated on reducing the number of waived service charges. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions, and other miscellaneous fees increased $114,000 during the nine months ended December 31, 2002.

General and Administrative Expenses

General and administrative expenses increased $31,000 during the nine months ended December 31, 2002 compared to the same period in 2001. Salaries and employee benefits expense increased $23,000 or 1.0% due to normal annual salary increases. Occupancy expense decreased by $23,000, advertising expense increased $84,000 while the depreciation and maintenance of equipment expense decreased $66,000 during the nine month period. FDIC insurance premiums increased slightly to $39,000 during the nine month period ending December 31, 2002. The amortization of intangibles expense decreased $164,000 during the nine months period. At December 31, 2002, the Company had no further intangible assets on the balance sheet. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, increased $173,000 or 11.8% for the nine months ended December 31 2002 compared to the nine months ended December 31, 2001.

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

For the three and nine month periods ended December 31, 2002, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 3.13% and 3.32%, respectively. As of the year ended March 31, 2002, the interest rate spread was 3.48%. The interest rate spread has decreased due to investment securities growing faster than loan receivables. Loan receivables earn a higher yield than investment securities. Also, loan yields are falling due to refinancing of residential and commercial loans. If interest rates were to increase suddenly and significantly, the Bank's net interest income and net interest spread would be compressed.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a) 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.

(b) Changes in Internal Controls: In the quarter ended December 31, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

                 Security Federal Corporation and Subsidiaries

Part II: Other Information

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

                                 SECURITY FEDERAL CORPORATION

                                     /s/Timothy W. Simmons
Date: February 7, 2003           By: ------------------------------------
                                     Timothy W. Simmons
                                     President
                                     Duly Authorized Representative

                                     /s/Roy G. Lindburg
Date: February 7, 2003           By: ------------------------------------
                                     Roy G. Lindburg
                                     Treasurer/CFO
                                     Duly Authorized Representative

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including and corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003

                                        /s/Timothy W. Simmons
                                        ---------------------------------
                                        Timothy W. Simmons
                                        President and Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including and corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003

                                        /s/Roy G. Lindburg
                                        ---------------------------------
                                        Roy G. Lindburg
                                        Chief Financial Officer

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

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q that:


      1. the report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

      2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

/s/Timothy W. Simmons                      /s/Roy G. Lindburg
----------------------------------         ---------------------------------
Timothy W. Simmons                         Roy G. Lindburg
Chief Executive Officer                    Chief Financial Officer

Dated: February 6, 2003