Form 10-K
period 2003-03-31
SECURITY FEDERAL CORPORATION
filed 2003-06-30
CIK 818677

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                      _________________________



                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended March 31, 2003

                                 OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from __________ to __________


                    Commission File Number: 0-16120


                       SECURITY FEDERAL CORPORATION
 ---------------------------------------------------------------------------
          (Exact Name of Registrant as Specified in its Charter)


             South Carolina                     57-08580504
  -------------------------------     ----------------------------------
 (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
  Incorporation or Organization)


 1705 Whiskey Road South, Aiken, South Carolina           29803
 ----------------------------------------------        -----------
  (Address of Principal Executive Offices)              (Zip Code)

 Registrant's telephone number, including area code:  (803) 641-3000
                                                      --------------

 Securities registered pursuant to Section 12(b) of the Act:   None
                                                              ------

 Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share
                                                         ---------------------
                                                           (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     [X]       No   [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendments to this Form 10-K.   [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [ ]     No    [X]

     As of June 15, 2003, there were issued and outstanding 2,529,824 shares of the registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of June 15, 2003, was $38.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

                        DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the Fiscal Year Ended March 31, 2003. (Parts I and II)
2. Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders. (Part III)

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

     As a South Carolina corporation, the Company is authorized to engage in any activity permitted by South Carolina General Corporation Law. The Company is a unitary savings and loan holding company. Through the unitary holding company structure, it is possible to expand the size and scope of the financial services offered beyond those currently offered by the Bank. The holding company structure also provides the Company with greater flexibility than the Bank would have to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of stock thrift institutions as well as other companies. There are no current arrangements, understandings or agreements regarding any such acquisition. Future activities of the Company, other than the continuing operations of Security Federal, will be funded through dividends from Security Federal and through borrowings from
third parties.  See "Regulation   Savings and Loan Holding Company Regulation"
and "Taxation." Activities of the Company may also be funded through sales of additional securities or income generated by other activities of the Company. At this time, there are no plans regarding such sales of additional securities or such activities.

     At March 31, 2003, the Company had assets of approximately $444.9 million, deposits of approximately $358.5 million and shareholders' equity of approximately $30.0 million.

     The executive office of the Company is located at 1705 Whiskey Road South, Aiken, South Carolina 29803, telephone (803) 641-3000.

Security Federal Bank
---------------------
     General. Security Federal, a federally chartered stock savings bank, is headquartered in Aiken, South Carolina. Security Federal, which has 11 branch offices in Aiken, Bamberg and Lexington Counties, was originally chartered under the name Aiken Building and Loan Association on March 27, 1922. The association received its federal charter and changed its name to Security Federal Savings and Loan Association of Aiken on March 7, 1962, and later changed its name to Security Federal Savings Bank of South Carolina, on November 11, 1986. Effective April 8, 1996, the Bank changed its name to Security Federal Bank. The Bank converted from the mutual to the stock form of organization on October 30, 1987. Security Federal increased its branch network to nine in October 1993 with the completion of its acquisition of four former NationsBank of South Carolina, N.A. branches located in Aiken County.
In February 1996, Security Federal opened a new branch office in the Aiken Wal-Mart Superstore, which became the Bank's tenth location. The Bank opened a branch in West Columbia, Lexington County, South Carolina, in December 2000, which provides the Bank with the opportunity to expand its market area. The Bank will be opening a new branch in late July or early August 2003 in Lexington, South Carolina.

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

Selected Consolidated Financial Information
-------------------------------------------
     This information is incorporated by reference to page 5 of the 2003 Annual Report to Stockholders ("Annual Report").

Yields Earned and Rates Paid
----------------------------
     This information is incorporated by reference to page 13 of the Annual Report.

Rate/Volume Analysis
--------------------
     This information is incorporated by reference to page 12 of the Annual Report.

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

     Adjustable rate mortgage loans ("ARMs") constituted approximately 23.5% of the Bank's total outstanding loan portfolio at March 31, 2003.

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

                                                           At March 31,
                              ------------------------------------------------------------------------------
                                  2003            2002            2001            2000            1999
                              --------------  --------------  --------------  --------------  --------------
                              Amount Percent  Amount Percent  Amount Percent  Amount Percent  Amount Percent
                              ------ -------  ------ -------  ------ -------  ------ -------  ------ -------
                                                      (Dollars in Thousands)
TYPE OF LOAN:
-------------
Fixed rate loans
----------------
Residential real estate      $43,091  16.8%  $35,012  14.0%  $34,070  13.9%  $13,408   6.6%   $7,586   4.7%
Commercial business and
 commercial real estate       53,509  20.8    55,845  22.4    42,877  17.5    39,756  19.6    27,812  17.3
Consumer                      30,165  11.7    33,185  13.3    32,447  13.3    28,984  14.2    28,492  17.7
                              ------ -------  ------ -------  ------ -------  ------ -------  ------ -------
 Total fixed rate loans      126,765  49.3   124,042  49.7   109,394  44.7    82,148  40.4    63,890  39.7
                              ------ -------  ------ -------  ------ -------  ------ -------  ------ -------
Adjustable rate loans
---------------------
Residential real estate (1)   60,528  23.5    67,220  26.9    89,913  36.7    86,040  42.3    59,507  36.9
Commercial business and
 commercial real estate       53,488  20.8    41,551  16.7    31,643  12.9    22,306  11.0    24,514  15.3
Consumer                      16,429   6.4    16,667   6.7    13,830   5.7    12,735   6.3    13,140   8.1
                              ------ -------  ------ -------  ------ -------  ------ -------  ------ -------
 Total adjustable rate loans 130,445  50.7   125,438  50.3   135,386  55.3   121,081  59.6    97,161  60.3
                              ------ -------  ------ -------  ------ -------  ------ -------  ------ -------
  Total loans                257,210 100.0%  249,480 100.0%  244,780 100.0%  203,229 100.0%  161,051 100.0%
                                     ======          ======          ======          ======          ======
Less
----
Loans in process               8,991          11,288          10,739           7,832           7,151
Deferred fees and discounts      152             184             260             275             199
Allowance for loan losses      4,911           3,689           2,784           2,121           1,715
                             -------         -------         -------         -------         -------
 Total loans receivable     $243,156        $234,319        $230,997        $193,001        $151,986
                             =======         =======         =======         =======         =======

___________
(1)   Includes $552,000, $734,000, $1.8 million, $2.2 million and $1.6 million in multi-family dwellings at March 31, 2003, 2002, 2001, 2000 and 1999, respectively. Includes residential construction loans.

                                                           At March 31,
                              ------------------------------------------------------------------------------
                                  2003            2002            2001            2000            1999
                              --------------  --------------  --------------  --------------  --------------
                              Amount Percent  Amount Percent  Amount Percent  Amount Percent  Amount Percent
                              ------ -------  ------ -------  ------ -------  ------ -------  ------ -------
                                                      (Dollars in Thousands)
TYPE OF SECURITY:
-----------------
Real Estate Loans:
Residential real estate (1)  $86,707  33.7%  $86,486  34.7% $104,819  42.8%  $82,754  40.7%  $52,860  32.8%
Construction                  16,912   6.6    15,746   6.3    19,164   7.8    16,694   8.2    14,233   8.8
                              ------ -------  ------ -------  ------ -------  ------ -------  ------ -------
 Total real estate loans     103,619  40.3   102,232  41.0   123,983  50.6    99,448  48.9    67,093  41.6
                              ------ -------  ------ -------  ------ -------  ------ -------  ------ -------
Commercial business and
 commercial real estate      106,997  41.6    97,396  39.0    74,520  30.5    62,062  30.6    52,326  32.5
Consumer loans:
Deposit account                1,726   0.7     2,160   0.9     2,516   1.0     1,304   0.6     1,213   0.8
Home equity lines             13,140   5.1    12,352   4.9    10,731   4.4     9,986   4.9    10,296   6.4
Consumer first and second
 mortgages                    18,551   7.2    20,090   8.1    20,451   8.3    18,593   9.2    20,425  12.7
Other                         13,177   5.1    15,250   6.1    12,579   5.2    11,836   5.8     9,698   6.0
                              ------ -------  ------ -------  ------ -------  ------ -------  ------ -------
 Total consumer loans         46,594  18.1    49,852  20.0    46,277  18.9    41,719  20.5    41,632  25.9
                              ------ -------  ------ -------  ------ -------  ------ -------  ------ -------
 Total loans                 257,210 100.0%  249,480 100.0%  244,780 100.0%  203,229 100.0%  161,051 100.0%
                                     ======          ======          ======          ======          ======
Less:
Loans in process               8,991          11,288          10,739           7,832           7,151
Deferred fees and discounts      152             184             260             275             199
Allowance for loan losses      4,911           3,689           2,784           2,121           1,715
                             -------         -------         -------         -------         -------
 Total loans receivable     $243,156        $234,319        $230,997        $193,001        $151,986
                             =======         =======         =======         =======         =======

___________
(1)   Includes $552,000, $734,000, $1.8 million, $2.2 million and $1.6 million in multi-family dwellings at March 31, 2003, 2002, 2001, 2000 and 1999, respectively.

    The following schedule illustrates the maturities of Security Federal's loan portfolio at March 31, 2003. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period when the contract is due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                              At March 31, 2003
                              ------------------------------------------------
                                                           Commercial
                                                           Business and
                              Residential                  Commercial
                              Real Estate(1)  Consumer(2)  Real Estate   Total
                              -------------   -----------  -----------   -----
                                                 (In Thousands)

Six months or less (3) . . . .    $10,214       $3,756       $24,049   $38,019
Over six months to one year. .      8,512        2,505         8,000    19,017
Over one year to three years .      2,087        7,191        27,278    36,556
Three to five years. . . . . .      1,310        9,147        33,886    44,343
Over five to ten years . . . .      4,698        9,291         6,837    20,826
Over ten years . . . . . . . .     67,807       14,704         6,947    89,458
                                  -------      -------       -------   -------
    Total (4). . . . . . . . .    $94,628      $46,594      $106,997  $248,219
                                  =======      =======      ========  ========
___________
(1) Includes multi-family dwellings.
(2) Includes home improvement loans and equity line of credit loans.
(3) Includes demand loans, loans having no stated maturity and overdraft loans.
(4) Loan amounts are net of undisbursed funds for loans in process of $9.0 million.

    The total amount of loans due after March 31, 2004, which have predetermined or fixed interest rates is $82.5 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $108.7 million.

    Loan Originations, Purchases and Sales. The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.
                                                Year Ended March 31,
                                     ------------------------------------------
                                      2003     2002     2001     2000     1999
                                     ------   ------   ------   ------   ------
                                                  (In Thousands)
Originated:
Adjustable rate-residential real
  estate                            $45,260  $41,672  $36,998  $44,382  $36,906
Fixed rate-residential real
  estate(1)                          92,388   93,602   35,813   22,812   40,018
Consumer                             25,439   26,916   20,297   17,080   19,564
Commercial business and commercial
 real estate                         64,097   50,468   31,623   34,847   25,249
 Total consumer/commercial business  ------   ------   ------   ------   ------
  real estate                        89,536   77,384   51,920   51,927   44,813
                                     ------   ------   ------   ------   ------
 Total loans originated            $227,184 $212,658 $124,731 $119,121 $121,737
                                    =======  =======  =======  =======  =======

Purchased                                 -        -        -        -        -

Less:
Sold:
Fixed rate-residential real
 estate                             $80,345  $84,505  $28,547  $16,927  $33,726
Adjustable rate-residential real
 estate                                   -        -        -        -        -
Principal repayments                140,613  123,523   53,683   60,324   69,224
(Increase) decrease in loans held
 for sale                            (1,505)     (80)     950     (308)     372
Increase (decrease) in other
 items, net                          (1,106)   1,378    3,555    1,163    4,153
Net increase (decrease)             $ 8,837  $ 3,332  $37,996  $41,015  $14,262

                   (Footnote appears on following page.)

___________
(1) Includes newly originated fixed rate loans held for sale, construction/ permanent loans converted to fixed rate loans and sold, and residential lot loans.

    In addition to interest earned on loans, the Bank receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for the creation of the loan.

    The Bank's loan origination fees generally range from 1% to 2% on conventional residential mortgages, commercial real estate loans and commercial business loans. The total fee income (including amounts amortized to income as yield adjustments) for the fiscal year ended March 31, 2003 was $968,000.

    Loan origination and commitment fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in mortgage markets, which in turn are governed by the demand for and availability of money.

    The following table shows deferred loan origination fees recognized as income by the Bank expressed as a percentage of the dollar amount of total mortgage loans originated (and retained in the Bank's portfolio) and purchased during the periods indicated and the dollar amount of deferred loan origination fees at the end of each respective period.
                                            At or for the Year Ended March 31,
                                            ----------------------------------
                                                 2003      2002      2001
                                                ------    ------    ------
                                                  (Dollars in Thousands)
Net deferred loan origination fees earned
  during the period(1)  . . . . . . . . . . .     $209      $224      $149
Mortgage loan origination fees earned as a
  percentage of total loans originated
  during the period . . . . . . . . . . . . .      0.1%      0.2%      0.2%
Net deferred loan origination fees in loan
  portfolio at end of period. . . . . . . . .     $152      $184      $260
___________
(1)  Includes amounts amortized to interest income as yield adjustments.
     Does not include fees earned on loans sold.

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

    Secondary market sales have been made primarily to FHLMC, or other banks or investors. FHLMC is a quasi-governmental agency that purchases residential mortgage loans from federally insured financial institutions and certain other lenders. All loans sold to FHLMC are without recourse to Security Federal and essentially all other loans sold to other investors are without recourse. For the past few years, substantially all loans have been sold on a service released basis. Previous to that, some loans sold to FHLMC, FNMA and one other investor had been sold service retained, whereby Security Federal would collect a .25% to .375% servicing fee on the principal balance of the loan serviced. However, the pricing on loans sold service released is more favorable to the borrower. Due to that factor, along with prepayments and refinancings, Security Federal's loan serviced for others portfolio was decreasing in size. Due to the fixed costs of servicing that portfolio, Security Federal sold its loan serviced for others portfolio for a before tax, net gain of approximately $400,000 in the last quarter of fiscal 2001. At March 31, 2001, Security Federal was sub-servicing this portfolio of approximately $47.0 million for the buyer, while the actual transfer took place in April 2001.

In fiscal 2003, Security Federal sold $80.3 million in fixed rate residential loans on a service released basis on the secondary market. Loans closed but not yet settled with FHLMC or other investors, are carried in the Bank's "loans held for sale" portfolio. At March 31, 2003, the Bank held $3.7 million of loans held for sale. These loans are fixed rate residential loans that have been originated in the Bank's name and have closed. Virtually all of these loans have commitments to be purchased by investors, mainly Freddie Mac, and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Bank's customers. Therefore, these loans present very little market risk for the Bank. The Bank usually delivers to and receives funding from the investor within 30 days. Security Federal originates all of its loans held for sale on a "best efforts" basis. Best efforts means that the Bank suffers no penalty if it is unable to deliver a loan to a potential investor.

    The Bank also originates and holds fixed rate construction loans or fixed rate lot loans. The construction loans are for one year terms. Lot loans are financed on a two, three, or five year balloon term. At March 31, 2003, the Bank held $32.7 million or 12.7% of the total loan portfolio in these fixed rate loans in its residential portfolio. At March 31, 2003, the Bank also held approximately $10.4 million in longer term fixed rate residential mortgage loans. These loans, which were 4.0% of the entire loan portfolio at March 31, 2003, had converted from ARM loans to fixed rate loans during the previous twelve months. These fixed rate loans had remaining maturities of 12 to 29 years. At March 31, 2003, the Bank had approximately $31.7 million of residential ARM loans that could convert to fixed rate loans over the next 48 months. The Bank no longer originates ARM loans with conversion features.

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

    Upon receipt of a loan application and all required related information from a prospective borrower, the loan application is submitted for approval or rejection. The residential mortgage loan underwriters approve loans which meet FHLMC and FNMA underwriting requirements, not to exceed $322,700 per loan, and the government loan direct endorser approves Federal Housing Administration ("FHA") loans not to exceed $154,800 and Veterans' Administration ("VA") loans not to exceed $203,000. The Chairman, Chief Executive Officer, President of the Bank or Senior Consumer/Commercial Loan Officer approve loans of $250,000 or less, except as set forth above. Loans in excess of $250,000 require approval of any two of the above and any loan in an amount in excess of $350,000 must be approved by the Bank's Executive Committee, which operates as the Bank's Loan Committee. The loan approval limits shown are the aggregate of all loans to any one borrower or entity.

    The general policy of Security Federal is to issue loan commitments to qualified borrowers for a specified time period. These commitments are generally for a period of 45 days or less. With management approval, commitments may be extended for a longer period. The total outstanding amount of residential mortgage loan commitments for portfolio loans issued by Security Federal as of March 31, 2003, was approximately $200,000 (excluding undisbursed portions of construction loans in process). Security Federal also had outstanding commitments available on retail lines of credit (including home equity and other consumer loans) totaling $32.8 million as of March 31, 2003. See Note 13 of the Notes to Consolidated Financial Statements contained in the Annual Report.

    Permanent Residential Mortgage Lending. Residential real estate mortgage loans constituted approximately 33.7% of the Bank's total outstanding loan portfolio at March 31, 2003.

    Security Federal offers a variety of ARMs which offer adjustable rates of interest, payments, loan balances or terms to maturity which vary according to specified indices. The Bank's ARMs generally have a loan term of 15 to 30 years with initial rate adjustments every one, three, five or seven years during the term of the loan. After the initial rate adjustment, the loan rate then adjusts annually. Most of the Bank's ARMs contain a 200 basis point limit as to the maximum amount of change in the interest rate at any adjustment period and a 500 or 600 basis point limit over the life of the loan. The Bank generally originates ARMs to hold in its portfolio. Such loans are generally made consistent with FHLMC and FNMA guidelines. At March 31, 2003, residential ARMs totaled $60.5 million, or 23.5% of the Bank's loan portfolio. For the year ended March 31, 2003, the Bank originated $137.6 million in residential real estate loans, 32.9% of which had adjustable rates of interest.

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

    The Bank also provides construction financing for single family dwellings both to owner-occupants and to builders for resale. Construction loans are generally made for periods of six months to one year. Typically, interest rates on interim construction loans are made on a fixed-rate basis. At March 31, 2003, residential construction loans on one-to four-family dwellings totaled $16.9 million, or 6.6% of the Bank's loan portfolio. In addition to the factors mentioned above concerning the creditworthiness of the borrower, on loans of this type the Bank seeks to evaluate the financial condition and prior performance of the builder. On construction loans offered to individuals (non-builders), the Bank offers a construction/permanent loan. The construction portion of the loan is a fixed rate (typically prime plus .50%) during the construction period. After construction, the loan then automatically converts to an adjustable rate mortgage loan. The borrower also has the option, after the construction period only, to convert it to a fixed rate loan which the Bank then sells on the secondary market immediately on a service released basis.

    Commercial Business and Commercial Real Estate Loans. The commercial business and commercial real estate loans originated by the Bank are primarily secured by business properties, churches, income property developments, undeveloped land, business equipment, furniture and fixtures, inventory, and receivables. At March 31, 2003, the Bank had approximately $107.0 million or 41.6% of the Bank's total loan portfolio, in commercial business and commercial real estate loans. Approximately $66.4 million or 62.0% of commercial business and commercial real estate loans were secured primarily by real estate at March 31, 2003. Loans secured by commercial real estate are typically written for terms of 10 to 20 years. Commercial loans not secured by real estate are typically based on terms of three to 60 months. Fixed rate loans typically balloon at the end of three to seven years. Adjustable rate loans are usually tied to the prime interest rate as quoted in the Wall Street Journal and adjust monthly or annually.

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

    Properties securing commercial loans originated by the Bank are generally appraised at the time of the loan by appraisers designated by the Bank. Although the Bank is permitted to invest in loans up to 100% of the appraised value of a property on a commercial loan, the Bank currently seeks to invest in loans with a loan to value ratio of 75% to 80%.

    At March 31, 2003, the Bank did not have any commercial business or commercial real estate loans to one borrower in excess of $4.1 million.
Federal law restricts the Bank's permissible lending limits to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus. The Bank has only infrequently made loans to one borrower equal to the amount federal law allows or approximately $4.8 million as calculated at March 31, 2003.

    Consumer Loans. The Bank originates consumer loans for any personal, family or household purpose, including but not limited to the financing of home improvements, automobiles, boats, mobile homes, recreational vehicles and education. The Bank also makes consumer first and second mortgage loans secured by residences. These loans typically do not qualify for sale in the secondary market, but are generally not considered sub-prime lending. In addition, the Bank has expanded its home equity lending program. Home equity loans are secured by mortgage lines on the borrower's principal or second residence. At March 31, 2003, the Bank had $13.1 million of home equity lines of credit outstanding and $14.2 million of additional commitments of such lines of credit. The Bank also makes secured and unsecured lines of credit available. Although consumer loans involve a higher level of risk than one- to four-family residential mortgage loans, they generally carry higher yields and have shorter terms to maturity than one- to four-family residential mortgage loans. The Bank has increased its origination of consumer loans during the past several years and at March 31, 2003, the Bank had total consumer loans of $46.6 million, or 18.1% of the Bank's loan portfolio.

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

    The Bank also has a credit card program. As of March 31, 2003, 1,268 Visa credit cards had been issued by the Bank with total approved credit lines of $3.5 million, of which $1.1 million was outstanding.

Loan Delinquencies and Defaults
-------------------------------
    General. The Bank's collection procedures provide that when a real estate loan is approximately 20 days past due, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and establish a program to bring the loan current. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates foreclosure proceedings after the customer has been notified by certified mail. At March 31, 2003, the Bank had property acquired as the result of foreclosures and other property repossessed classified as repossessed assets valued at $151,000.

    Delinquent Loans. The following table sets forth information concerning delinquent mortgage and other loans at March 31, 2003. The amounts presented represent the total remaining principal balances of the related loans (before specific reserves for losses), rather than the actual payment amounts which are overdue.
                               Real Estate              Non-Real Estate
                       --------------------------- ---------------------------
                                                                  Commercial
                        Residential   Commercial     Consumer      Business
                       ------------- ------------- ------------- -------------
                       Number Amount Number Amount Number Amount Number Amount
                       ------ ------ ------ ------ ------ ------ ------ ------
                                       (Dollars in Thousands)
Loans delinquent for:
30 - 59 days . . . . . .   7   $ 600     5   $ 251    89  $2,806    12   $ 271
60 - 89 days . . . . . .   1      45     1      10    26     435     5     301
90 days and over . . . .   9     585     2     226    14     229     -       -
                          --    ----   --     ----     -   -----     -    ----
Total delinquent loans .  17  $1,230     8    $487   129  $3,470    17    $572
                         ===   =====   ===    ====   ===   =====   ===    ====


     Classified Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulation requires savings associations to classify their own assets and to establish prudent general allowances for loan losses for assets classified "substandard" or "doubtful." For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge off such amount. In addition, the Office of Thrift Supervision ("OTS") may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of an association. Assets which do not currently expose the savings association to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are designated "special mention" by management.

     At March 31, 2003, approximately $6.1 million of the Bank's loans were classified "substandard" and $861,000 were classified as "special mention."
The Bank had no loans classified as "doubtful" or "loss" at March 31, 2003. As of March 31, 2003, there were loans totaling $674,000 which were troubled debt restructurings within the meaning of Statement of Financial Accounting Standard ("SFAS") No. 15. The Bank's policy is to classify all troubled debt restructurings as substandard. The Bank's classification of assets is consistent with OTS regulatory classifications.

     Non-performing Assets. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. In addition, all loans are placed on non-accrual status when the loan becomes 90 days or more contractually delinquent. All consumer loans more than 90 days delinquent are charged against the consumer loan allowance for loan losses unless there is adequate collateral which is in the process of being repossessed or foreclosed on. The Bank has had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Other loans of concern are those loans (not delinquent more than 60 days) that management has determined need to be closely monitored as the potential exists for increased risk on these loans in the future. Nonperforming loans are reviewed monthly on a loan by loan basis. Charge-offs, whether partial or in full, associated with these loans will vary based on estimates of recovery for each loan.

     The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio.
                                                       March 31,
                                        --------------------------------------
                                         2003    2002    2001    2000    1999
                                        ------  ------  ------  ------  ------
                                                (Dollars In Thousands)
Loans Delinquent 60 to 89 Days:
  Residential. . . . . . . . . . . . .  $   45  $    -  $    -  $  163  $  226
  Consumer . . . . . . . . . . . . . .     435     370     320      95      64
  Commercial business and real estate.     311     144     274      43      18
                                        ------  ------  ------  ------  ------
   Total . . . . . . . . . . . . . . .  $  791  $  514  $  594  $  301  $  308
                                        ======  ======  ======  ======  ======
   Total as a percentage of total assets  0.18%   0.14%   0.18%   0.10%   0.12%

Non-Accruing Loans Delinquent 90 Days or More:
  Residential. . . . . . . . . . . . .  $  585  $  761  $    -  $  335  $  362
  Consumer . . . . . . . . . . . . . .     229     350     172     386     307
  Commercial business and real estate.     226     279      11     169     513
                                        ------  ------  ------  ------  ------
   Total . . . . . . . . . . . . . . .  $1,040  $1,390  $  183  $  890  $1,182
                                        ======  ======  ======  ======  ======
   Total as a percentage of total assets  0.23%   0.37%   0.06%   0.29%   0.46%

Troubled debt restructurings . . . . .  $  674(2)  622  $  587  $  784  $706(1)
Repossessed assets . . . . . . . . . .  $  151  $   98  $  130  $  332  $  154
Allowance for loan losses. . . . . . .  $4,911  $3,689  $2,784  $2,121  $1,715

___________
(1) $155,000 of troubled debt restructurings are included in non-accruing loans.
(2) $210,000 of troubled debt restructurings are included in non-accruing loans.

    For the fiscal year ended March 31, 2003, the interest income which would have been recognized with respect to non-accruing loans, had such loans been current in accordance with their original terms and with respect to troubled debt restructurings, had such loans been current in accordance with their original terms, totaled $44,000, compared to $58,000 for the year ended March 31, 2002.

    At March 31, 2003, non-accrual loans totaled $1.0 million, compared to $1.4 million and $183,000 at March 31, 2002 and 2001, respectively. Included in non-accruing loans at March 31, 2003 were nine residential real estate loans totaling $585,000 and two commercial loans totaling $216,000 and 14 consumer loans totaling $229,000. Of the 14 consumer loans on non-accrual status at fiscal year end, no loan exceeded $75,000. Of the two commercial loans on non-accrual status at fiscal year end, no loan exceeded $210,000.

    The Bank had seven loans totaling $674,000 at fiscal year end which were troubled debt restructurings compared to four loans of $622,000 at March 31, 2002. The seven troubled debt restructurings were three consumer loans of $363,000 secured by residential dwellings, a $15,000 commercial loan secured by a second mortgage on a residence, a $61,000 commercial loan secured by two rental properties and a $210,000 commercial loan secured by commercial real estate. The $15,000 commercial loan was 30 days delinquent and the $210,000 loan was more than 90 days delinquent at March 31, 2003.

    At March 31, 2003, repossessed assets had an outstanding carrying value of $151,000 and consisted of vehicles and land.

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

    The Bank seeks to establish and maintain sufficient reserves for estimated losses on specifically identified loans and real estate where such losses can be estimated. Additionally, general reserves for estimated possible losses are established on specified portions of the Bank's portfolio such as consumer loans and higher risk residential construction mortgage loans based on management's estimate of the potential loss for loans which normally can be classified as higher risk. Specific and general reserves are based on, among other criteria (1) the risk characteristics on the loan portfolio,
(2) current economic conditions on a local as well as a statewide basis, (3) actual losses experienced historically and (4) the level of reserves for possible losses in the future. Additionally, a reserve is maintained for uncollected interest on loans 90 days or more past due.

    At March 31, 2003, total reserves relating to loans were $4.9 million. In determining the adequacy of the reserve for loan losses, management reviews past experience of loan charge-offs, the level of past due and non-accrual loans, the size and mix of the portfolio, general economic conditions in the market area, and individual loans to identify potential credit problems. Commercial business, commercial real estate and consumer loans have increased to $153.6 million, or 59.7% of the Bank's total loan portfolio at March 31, 2003, and it is anticipated there will be a continued emphasis on this type of credit. Although commercial business and consumer loans carry a higher level of credit risk than conventional residential mortgage loans, the level of reserves reflects management's continuing evaluation of this risk based on upon the Bank's past loss experience. At fiscal year end, the Bank's ratio of loans delinquent more than 60 days to total assets was 0.41%. These delinquent loans are considered to be well secured and are in the process of collection. Management uses four methods or calculations to estimate the adequacy of the reserve using the factors mentioned above. The reserve is management's best estimate for the reserve. There can be no guarantee that the estimate is adequate or accurate. Management believes that reserves for loan losses are at a level adequate to provide for inherent loan losses. Although management believes that it has considered all relevant factors in its estimation of future losses, future adjustments to reserves may be necessary if conditions change substantially from the assumptions used in making the original estimations. Regulators will from time to time evaluate the allowance for loan losses which are subject to adjustments based upon the information available to the regulators at the time of their examinations.

    Management believes the Bank has no undue concentration of loans in any one particular industry. At March 31, 2003, the Bank had no allowance for losses on real estate owned.

    The following table sets forth an analysis of the Bank's allowance for loan losses.
                                                      At March 31,
                                        --------------------------------------
                                         2003    2002    2001    2000    1999
                                        ------  ------  ------  ------  ------
                                                (Dollars In Thousands)
Balance at beginning of year . . . . .  $3,689  $2,784  $2,121  $1,715  $1,512

Provision charged to operations. . . .   1,800   1,525     925     750     600

Charge-offs:
  Residential real estate. . . . . . .      17       5       4       -       2
  Commercial business and commercial
   real estate . . . . . . . . . . . .     299     229      86     114     193
  Consumer . . . . . . . . . . . . . .     594     584     240     269     235
                                        ------  ------  ------  ------  ------
    Total charge-offs. . . . . . . . .     910     818     330     383     430
                                        ------  ------  ------  ------  ------
Recoveries:
  Residential real estate. . . . . . .       -       6      17       -       -
  Commercial business. . . . . . . . .      40      41       4       1       2
  Consumer . . . . . . . . . . . . . .     292     151      47      38      31
                                        ------  ------  ------  ------  ------
    Total recoveries . . . . . . . . .     332     198      68      39      33
                                        ------  ------  ------  ------  ------
Balance at end of year . . . . . . . .  $4,911  $3,689  $2,784  $2,121  $1,715
                                        ======  ======  ======  ======  ======
Ratio of net charge-offs during the
 year to average loans outstanding
 during the year . . . . . . . . . . .    0.24%   0.26%   0.12%   0.20%   0.28%
                                         ======  ======  ======  ======  ======

    The distribution of the Bank's allowance for loan losses at the dates indicated is summarized in the following table. The entire allowance is available to absorb losses from all loan categories.


                                                                 At March 31,
                                  -------------------------------------------------------------------------
                                       2003           2002           2001           2000           1999
                                  -------------  -------------  -------------  -------------  -------------
                                  Amount  Loans  Amount  Loans  Amount  Loans  Amount  Loans  Amount  Loans
                                  ------  -----  ------  -----  ------  -----  ------  -----  ------  -----
                                                            (Dollars in Thousands)
Residential. . . . . . . . . . .  $  473  40.3%  $  435  41.0%  $  374  50.6%  $  258  48.9%  $  198  41.6%
Consumer . . . . . . . . . . . .   2,219  41.6    1,405  20.0    1,205  18.9      870  20.5      647  25.9
Commercial business and
 commercial real estate. . . . .   2,219  18.1    1,849  39.0    1,205  30.5      993  30.6      870  32.5
                                  ------ ------  ------ ------  ------ ------  ------ ------  ------ ------
  Total. . . . . . . . . . . . .  $4,911 100.0%  $3,689 100.0%  $2,784 100.0%  $2,121 100.0%  $1,715 100.0%
                                  ====== ======  ====== ======  ====== ======  ====== ======  ====== ======

Service Corporation
-------------------
    As a federally chartered savings bank, Security Federal is permitted by OTS regulations to invest up to 3% of its assets in the stock of service corporations. Provided that any investment in excess of 2% of its assets must be primarily for community, inner-city or community development purposes. At March 31, 2003, Security Federal's net investment in its service corporations (including loans to service corporations) totaled $622,000. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings bank may engage in directly.

    Security Federal Insurance ("SFINS"), Security Federal Investments ("SFINV") and Security Federal Trust ("SFT"). SFINS, SFINV AND SFT, wholly owned subsidiaries of the Bank, were formed during fiscal 2002 and began operating during the December 2001 quarter. SFINS is an insurance agency offering business, health, home and life insurance. SFINV offers mutual funds, annuities and discount brokerage services. SFT offers a full range of trust and financial planning services. The operations of SFINS, SFINV and SFT are included in the Company's Consolidated Financial Statements.

    Security Financial Services Corporation ("SFSC"). SFSC was incorporated in 1975 as a wholly owned subsidiary of the Bank. Its primary activity was investment brokerage services. SFSC is currently inactive.

    Real Estate Partnership. The Company has developed real estate through two real estate partnerships which it purchased from SFSC at market value in December 1995. Each project was designed primarily to develop and sell residential lots in and around the Bank's primary lending area. One project was completed during fiscal 1998 and the other project was completed during fiscal 2001. The Company had no investment in the remaining project at March 31, 2003. The Company has no current plans for additional real estate ventures.

Investment Activities
---------------------
    Investment securities. The Bank has authority to invest in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies, certificates of deposit at insured institutions, bankers' acceptances and federal funds.

    The Bank may also invest a portion of its assets in certain commercial paper and corporate debt securities. The Bank is also authorized to invest in mutual funds whose assets conform to the investments that a federal thrift institution is authorized to make directly. There are various restrictions on the foregoing investments. For example, the commercial paper must be appropriately rated by at least two nationally recognized investment rating services and the corporate debt securities must be appropriately rated by at least one such service. In addition, the average maturity of an institution's portfolio of corporate debt securities may not, at any one time, exceed six years, and the commercial paper must mature within nine months of issuance. Moreover, an institution's total investment in the commercial paper and corporate debt securities of any one issuer may not exceed 1% of the institution's assets except that an institution may invest 5% of its assets in the shares of any appropriate mutual fund. See "Regulation-Federal Regulation of Savings Associations."

    As a member of the Federal Home Loan Bank ("FHLB") System, Security Federal must maintain minimum levels of investments that are liquid assets as defined in Federal regulations. See "Regulation-Federal Regulation of Savings Associations-Federal Home Loan Bank System." Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.

    Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is provided. As of March 31, 2003, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and current borrowings) was approximately 35%.

    The following table sets forth the composition of the Company's portfolio of securities and other investments, not including mortgage-backed securities.

                                                           At March 31,
                                                    --------------------------
                                                     2003      2002      2001
                                                    ------    ------    ------
                                                          (In Thousands)
Interest bearing deposit at FHLB                    $  339    $5,205    $5,586
                                                    ------    ------    ------
    Total. . . . . . . . . . . . . . . . . . . .    $  339    $5,205    $5,586
                                                    ======    ======    ======
Investment Securities:
  Available for sale:
     GNMA bond . . . . . . . . . . . . . . . . .    $    -    $    -    $1,975
     FHLB securities . . . . . . . . . . . . . .    47,794    50,829    26,253
     Federal Farm Credit Bank securities . . . .     5,129     8,526     5,022
     FHLMC bonds . . . . . . . . . . . . . . . .       816     2,002     2,039
                                                    ------    ------    ------
        Total securities available for sale. . .    53,739    61,357    35,289
                                                    ------    ------    ------
Held to Maturity:
     FHLB securities . . . . . . . . . . . . . .    18,990         -         -
     FNMA securities . . . . . . . . . . . . . .        30       163       266
     Federal Farm Credit securities. . . . . . .     2,006         -         -
                                                    ------    ------    ------
        Total securities held to maturity. . . .    21,026       163       266
                                                    ------    ------    ------
Total securities (1) . . . . . . . . . . . . . .    74,765    61,520    35,555
FHLB stock . . . . . . . . . . . . . . . . . . .     2,859     2,669     3,431
                                                    ------    ------    ------
Total securities and FHLB stock (1). . . . . . .   $77,624   $64,189   $38,986
                                                    ======    ======    ======
___________
(1)  Does not include mortgage-backed securities.


     At March 31, 2003, the Company did not have any investment securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total book value in excess of 10% of stockholders' equity.

     The following table sets forth the maturities or repricing of investment securities and FHLB stock at March 31, 2003, and the weighted average yields of such securities and FHLB stock (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security). Callable securities are shown at their likely call dates based on current interest rates.
                                           Maturing or Repricing
                           ---------------------------------------------------
                                       After One But After Five But
                            Within One  Within Five   Within Ten   After Ten
                               Year         Years       Years        Years
                           ------------ ------------ ------------ ------------
                           Amount Yield Amount Yield Amount Yield Amount Yield
                           ------ ----- ------ ----- ------ ----- ------ -----
                                          (Dollars in Thousands)
U.S. Government and other
 agency obligations       $51,004 3.63%$22,951 3.92%   $  -    -%   $  -    -%
FHLB stock (1)                  -    -   2,859 4.50       -    -       -    -
                           ------ ----- ------ ----- ------ ----- ------ -----
  Total                   $51,004 3.63%$25,810 3.98%   $  -    -%   $  -    -%
                           ====== ===== ====== ===== ====== ===== ====== =====
___________
(1) FHLB stock has no stated maturity date.

    For information regarding the market value of the Bank's securities portfolios, see Notes 2 and 3 of the Notes to Consolidated Financial Statements contained in the Annual Report.

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

    The Bank had $16.8 million, $14.5 million and $10.2 million of mortgage-backed securities issued by FHLMC at March 31, 2003, 2002 and 2001, respectively. The Bank had $57.8 million in mortgage-backed securities issued by FNMA and $32.8 million issued by GNMA at March 31, 2003, compared to $28.2 million in mortgage-backed securities issued by FNMA and $14.7 million issued by GNMA at March 31, 2002, and $12.0 million in mortgage-backed securities issued by FNMA and $16.6 million issued by GNMA at March 31, 2001.

                                                           At March 31,
                                                    --------------------------
                                                     2003      2002      2001
                                                    ------    ------    ------
                                                          (In Thousands)
Available for Sale:
FHLMC. . . . . . . . . . . . . . . . . . . . . .   $15,810   $13,099   $ 8,195
FNMA . . . . . . . . . . . . . . . . . . . . . .    57,794    28,239    12,031
GNMA . . . . . . . . . . . . . . . . . . . . . .    32,808    14,667    16,596
                                                   -------    ------    ------
  Total. . . . . . . . . . . . . . . . . . . . .  $106,412   $56,005   $36,822
                                                   =======    ======    ======


     The following table sets forth the composition of the mortgage-backed securities held to maturity portfolio at the dates indicated.
                                                        At March 31,
                                              --------------------------------
                                                 2003       2002       2001
                                              ---------- ---------- ----------
                                              Book Value Book Value Book Value
                                                       (In Thousands)
Held to Maturity
FHLMC                                               $941     $1,373     $2,028
                                              ========== ========== ==========


    At March 31, 2003, the Company did not have any mortgage-backed securities (exclusive of obligations of agencies of the U.S. Government) issued by any one entity with a total book value in excess of 10% of stockholders equity.

    For information regarding the market values of Security Federal's mortgage-backed securities portfolio, see Notes 2 and 3 of the Notes to Consolidated Financial Statements contained in the Annual Report.

    The following table sets forth the final maturities or initial repricings, whichever occurs first, and the weighted average yields of the mortgage-backed securities at March 31, 2003. Not considered in the preparation of the table below is the effect of scheduled payments or anticipated prepayments. The table is prepared using amortized cost.

                    The Earliest of Maturing or Repricing        March 31, 2003
               ------------------------------------------------  --------------
                 Less Than    1 to 5      5 to 10        Over        Balance
                  1 Year      Years        Years       Ten Years   Outstanding
               ------------ ------------ ------------ ------------ ------------
               Amount Yield Amount Yield Amount Yield Amount Yield Amount Yield
               ------ ----- ------ ----- ------ ----- ------ ----- ------ -----
                                   (Dollars in Thousands)
FNMA . . . . . $6,709 4.17%$20,189 4.13%$17,545 4.89%$12,583 5.09%$57,026 4.58%
FHLMC. . . . .      -    -   5,938 4.47   4,571 4.89   5,869 5.56  16,378 4.98
GNMA . . . . . 29,393 3.84       -    -     221 6.63   2,815 6.18  32,429 4.06
               ------ ----- ------ ----- ------ ----- ------ ----- ------ -----
Total. . . . .$36,102 3.90% 26,127 4.21% 22,337 4.91% 21,267 5.36%105,833 4.48%
               ====== ===== ====== ===== ====== ===== ====== ===== ====== =====

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

    Deposits. The Bank attracts both short-term and long-term deposits from the general public by offering a wide assortment of account types and rates.
In recent years, market conditions have required the Bank to rely increasingly on short-term accounts and other deposit alternatives that are more responsive to market interest rates than the savings accounts and regulated fixed interest rate, fixed-term certificates that were the Bank's primary source of deposits before 1978. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed interest rate certificates with varying maturities, negotiated rate $100,000 or above jumbo certificates of deposit ("Jumbo CDs") and individual retirement accounts.

    At March 31, 2003, the Bank had no brokered deposits. In addition, the Bank believes that, based on its experience over the past several years, its savings and transaction accounts are stable sources of deposits.

    The following table sets forth the dollar amount of savings deposits in the various types of deposit programs for the periods indicated.

                                                At March 31,
                             -------------------------------------------------
                                  2003             2002             2001
                             ---------------  ---------------  ---------------
                                    Percent          Percent          Percent
                             Amount of Total  Amount of Total  Amount of Total
                             ------ --------  ------ --------  ------ --------
                                            (Dollars in Thousands)
Interest Rate Range for 2003:
-----------------------------
Savings accounts 0%-2.50%   $16,455    4.6%  $15,107    4.9%  $12,911    5.0%
NOW and other transaction
 accounts 0%-1.98%           82,522   23.0    71,907   23.2    61,453   23.9
Money market funds 1.09%-
 2.32%                      102,397   28.6    74,075   24.0    49,856   19.4
                            ------- -------- ------- -------- ------- --------
  Total non-certificates   $201,374   56.2% $161,089   52.1% $124,220   48.3%
                            ======= =======  =======  ======  =======  ======
Certificates:
-------------
0.00-4.99%                 $144,635   40.3% $127,068   41.1%  $10,021    3.9%
5.00-6.99%                   12,437    3.5    19,982    6.5   112,040   43.5
7.00-8.99%                       28      -       899    0.3    11,129    4.3
                            ------- -------- ------- -------- ------- --------
  Total certificates        157,100   43.8   147,949   47.9   133,190   51.7
                            ------- -------- ------- -------- ------- --------
  Total deposits           $358,474  100.0% $309,038  100.0% $257,410  100.0%
                            ======= =======  =======  ======  =======  ======

    The Bank relies to a limited extent upon locally obtained Jumbo CDs to maintain its deposit levels. At March 31, 2003, Jumbo CDs constituted 12.4% of the Bank's total deposits. Security Federal has not relied heavily on Jumbo CDs to manage interest rate sensitivity.

    The following table sets forth the deposit flows at the Bank during the periods indicated.
                                                    Years Ended March 31,
                                              --------------------------------
                                                 2003       2002       2001
                                              ---------- ---------- ----------
                                                   (Dollars in Thousands)
   Opening balance. . . . . . . . . . . . .     $309,038   $257,410   $228,823
   Net deposits . . . . . . . . . . . . . .       41,747     41,645     18,642
   Interest credited. . . . . . . . . . . .        7,689      9,983      9,945
                                                 -------    -------    -------
   Ending balance . . . . . . . . . . . . .      358,474    309,038    257,410
                                                 -------    -------    -------
   Net increase (decrease). . . . . . . . .       49,436    $51,628    $28,587
                                                 =======    =======    =======
   Percent increase (decrease). . . . . . .        16.0%      20.1%      12.5%
                                                 =======    =======    =======

    The following table shows rate and maturity information for the Bank's certificates of deposit as of March 31, 2003.

                                   Less than    2.00-    3.00-    4.00-    5.00-    6.00-    7.00-
                                     2.00%      2.99%    3.99%    4.99%    5.99%    6.99%    7.99%    Total
                                    ------     ------   ------   ------   ------   ------   ------   -------
                                                                  (In Thousands)
Certificate accounts
maturing in quarter
ending:

June 30, 2003. . . . . . . . . . . $12,409    $27,475  $ 8,911  $   281  $   265  $   841   $   28   $50,210
September 30, 2003 . . . . . . . .   9,641     22,138    4,649    1,426       93      175        -    38,122
December 31, 2003. . . . . . . . .   4,888     12,938    1,268      112       68       18        -    19,292
March 31, 2004 . . . . . . . . . .   3,593      6,187      807      202       20      277        -    11,086
June 30, 2004. . . . . . . . . . .     119      4,565      488      105       93        -        -     5,370
September 30, 2004 . . . . . . . .     504      3,827    1,039      674       79        -        -     6,123
December 31, 2004. . . . . . . . .       -        505      863       13       36        -        -     1,417
March 31, 2005 . . . . . . . . . .       -        553      487      306       30       90        -     1,466
June 30, 2005. . . . . . . . . . .       -          2       34      536        9        3        -       584
September 30, 2005 . . . . . . . .       -        178      425      214       18        -        -       835
December 31, 2005. . . . . . . . .       -          -      343       62        8        -        -       413
Thereafter . . . . . . . . . . . .       -         93    3,536    8,239   10,314        -        -    22,182
                                    ------     ------   ------   ------   ------   ------   ------   -------
  Total. . . . . . . . . . . . . . $31,154    $78,461  $22,850  $12,170  $11,033   $1,404      $28  $157,100
                                    ======     ======   ======   ======   ======   ======   ======   =======

    The following table indicates the amount of the Bank's deposits of $100,000 or more by time remaining until maturity at March 31, 2003.

                                                     Savings, NOW and
                         Certificates of Deposit   Money Market Accounts
                         -----------------------   ---------------------
                                          (In Thousands)
Maturity Period
Three months or less            $ 8,204                 $83,755
Over three through six months    11,401                       -
Over six through twelve month    16,143                       -
Over twelve months                8,685                       -
                               --------                --------
   Total                        $44,433                 $83,755
                               ========                ========

Borrowings
----------
    As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. See Note
9 of the Notes to Consolidated Financial Statements contained in the Annual Report for disclosure regarding the maturities and rate structure of the Bank's FHLB advances. Federal law contains certain collateral requirements for FHLB advances. See "Regulation-Federal Regulation of Savings Associations-Federal Home Loan Bank System."

    At March 31, 2003, the Bank had $4.2 million in retail repurchase agreements with an average rate of 1.17%. These repurchase agreements are included in "Other Borrowings" in the consolidated financial statements and the following table.

    The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings at the dates indicated.

                                                    Years Ended March 31,
                                                 --------------------------
                                                  2003      2002      2001
                                                 ------    ------    ------
                                                       (In Thousands)
Maximum Balance:
FHLB advances. . . . . . . . . . . . . . . . .  $57,472   $43,058   $68,620
Other borrowings . . . . . . . . . . . . . . .    6,735     6,169     3,578

Average Balance:
FHLB advances. . . . . . . . . . . . . . . . .  $42,123   $35,351   $58,555
Other borrowings . . . . . . . . . . . . . . .    5,663     4,187     2,924


    The following table sets forth information as to the Bank's borrowings and the weighted average interest rates thereon at the dates indicated.

                                                       At March 31,
                                                 --------------------------
                                                  2003      2002      2001
                                                 ------    ------    ------
                                                  (Dollars In Thousands)
Balance:
FHLB advances. . . . . . . . . . . . . . . . .  $49,772   $33,108   $42,704
Other borrowings . . . . . . . . . . . . . . .    4,193     6,169     3,409

Weighted Average Interest Rate:
At Fiscal Year End:
FHLB advances. . . . . . . . . . . . . . . . .     4.50%     6.09%     5.99%
Other borrowings . . . . . . . . . . . . . . .     1.17      1.73      4.88

During Fiscal Year:
FHLB advances. . . . . . . . . . . . . . . . .     5.31%     5.98%     6.42%
Other borrowings . . . . . . . . . . . . . . .     1.57      2.75      5.71

Competition
-----------
    The Bank serves the counties of Aiken, Bamberg, and Lexington, South Carolina through its eleven branch offices located in Aiken, Denmark, North Augusta, Graniteville, Langley, Clearwater, Wagener, and West Columbia,
South Carolina. On October 21, 1993 the Bank expanded its market area through the acquisition of four branch offices of NationsBank of South Carolina, N.A. The branches are located in Langley, Graniteville, Clearwater and Wagener, Aiken County, South Carolina. In December 2000, the Bank opened its West Columbia office. The Bank is currently constructing a branch in Lexington, South Carolina, which will open during fiscal 2004.

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

    All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the fiscal year ended March 31, 2003 was $87,000.

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

    The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of (i)1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB of Atlanta. The Bank is in compliance with this requirement with an investment in FHLB of Atlanta stock of $2.9 million at March 31, 2003.

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

    At March 31, 2003, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

    Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 2003, the Bank met the test and its QTL percentage was 79.8%.

    Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See " Savings and Loan Holding Company Regulation."

    Capital Requirements. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations.

    The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At March 31, 2003, the Bank had tangible capital of $28.9 million, or 6.5% of adjusted total assets, which is approximately $22.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

    The capital standards also require core capital equal to at least 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At March 31, 2003, the Bank had core capital equal to $28.9 million, or 6.5% of adjusted total assets, which is $11.1 million above the minimum leverage ratio requirement of 4% as in effect on that date.

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

    In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one-to- four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC.

    On March 31, 2003, the Bank had total risk-based capital of approximately $31.8 million, including $28.9 million in core capital and $3.0 million in qualifying supplementary capital, and risk-weighted assets of $245.2 million, or total capital of 13.0% of risk-weighted assets. This amount was $12.2 million above the 8% requirement in effect on that date.

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

         Savings institutions proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "Capital Requirements."

         Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At March 31, 2003, the Bank's limit on loans to one borrower was $4.8 million. At March 31, 2003, the Bank's largest single loan to one borrower was $4.0 million, which was performing according to its original terms.

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

    Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

   -Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.

   -Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

   -Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

   -Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

   -Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

    During the first quarter of 2002 the Federal Crimes Enforcement Network (FinCEN), a bureau of the Department of Treasury, issued proposed and interim regulations to implement the provisions of Sections 312 and 352 of the USA Patriot Act. To date, it has not been possible to predict the impact the USA PATRIOT ACT and its implementing regulations may have on the Company and the Bank.

    Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002("Sarbanes-Oxley Act") was signed into law by President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with the recent accounting scandals at Enron and WorldCom, among others. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

    The Sarbanes-Oxley Act is the most far-reaching U.S. securities legislation enacted in some time. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC"), under the Securities Exchange Act of 1934 ("Exchange Act").

    The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

    The Sarbanes-Oxley Act addresses, among other matters:

    - audit committees;

    - certification of financial statements by the chief executive officer and the chief financial officer;

    - the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

    - a prohibition on insider trading during pension plan black out periods;

    - disclosure of off-balance sheet transactions;

    - a prohibition on personal loans to directors and officers;

    - expedited filing requirements for Form 4s;

    - disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

    - "real time" filing of periodic reports;

    - the formation of a public accounting oversight board;

    - auditor independence; and

    - various increased criminal penalties for violations of securities laws.

    The Sarbanes-Oxley Act contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

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

    Qualified Thrift Lender Test. If the Bank fails the QTL test, within one year the Company must register as, and will become subject to, the significant activity restrictions applicable to bank holding companies. See "Federal Regulation of Savings Associations-Qualified Thrift Lender Test" for information regarding the Bank's QTL test.

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

    Audits. The Company, the Bank and its consolidated subsidiaries have been audited or their books closed without audit by the IRS with respect to consolidated federal income tax returns through March 31, 1999. See Note 10 of the Notes to Consolidated Financial Statements contained in the Annual Report for additional information regarding income taxes.

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

ITEM 2.       Properties
              ----------
    At March 31, 2003, Security Federal owned the buildings and land for its main office, five of its branch offices, including the operations center, leased the land and owned the improvements thereon for one of its offices, and leased the remaining five offices. The property related to the offices owned by Security Federal had a depreciated cost (including land) of approximately $2.4 million at March 31, 2003. At March 31, 2003, the aggregate net book value of leasehold improvements (excluding furniture and equipment) associated with leased premises was $1.3 million. See Note 5 of the Notes to Consolidated Financial Statements contained in the Annual Report.

    The following table sets forth the net book value of the offices owned (including land) and leasehold improvements on properties leased by Security Federal at March 31, 2003.

                                                  Date
                                     Lease       Facility   Gross
                            Owned or Expiration  Opened/    Square    Net Book
Location                    Leased   Date        Acquired   Footage    Value
-----------------------     -------  ----------  --------   -------   --------
Main Office:

 1705 Whiskey Road S.
 Aiken, South Carolina       Owned      N/A        1980      10,000   $363,000

Full Service Branch Offices

 149 E. Baruch Street
 Denmark, South Carolina     Owned      N/A        1984       2,258    162,000

 100 Laurens Street, N.W.
 Aiken, South Carolina      Leased     2013        1959       4,500     10,000

 313 East Martintowne Road
 North Augusta, South
  Carolina                   Owned(1)   N/A        1973       4,356     80,000

 1665 Richland Avenue, W.
 Aiken, South Carolina       Owned      N/A        1984       1,942    223,000

 Montgomery & Canal Streets
 Masonic Shopping Center
 Graniteville, South
  Carolina                  Leased     2007        1993(2)    3,576    384,000

 2812 Augusta Road
 Langley, South Carolina     Owned      N/A        1993(2)    2,509    149,000

 Highway 125 and Highways 1
 and 78
 Midland Valley Shopping
 Center
 Clearwater, South Carolina Leased     2003        1993(2)    2,287    105,000

 118 Main Street North
 Wagener, South Carolina     Owned      N/A        1993(2)    3,600    240,000

 Wal-Mart Superstore
 2035 Whiskey Road
 Aiken, South Carolina      Leased     2001        1996         517    115,000

 1185 Sunset Boulevard
 West Columbia, South
  Carolina                  Leased     2015        2000      10,000    683,000

 5446 Sunset Boulevard
 Lexington, South
  Carolina (3)               Owned(4)   N/A        2003(5)  9,200(3) 344,000(6)


                  (Table continued on following page.)

                                                  Date
                                     Lease       Facility   Gross
                            Owned or Expiration  Opened/    Square    Net Book
Location                    Leased   Date        Acquired   Footage    Value
-----------------------     -------  ----------  --------   -------   --------
Operations Center:

 871 East Pine Log Road
 Aiken, South Carolina       Owned      N/A        1988      10,000    875,000
________________________

(1) Security Federal has a lease on the land for this office which expires in 2003, but has options through 2063.
(2)  Represents acquisition date.
(3)  Under construction.
(4) Security Federal has a lease on the land for this office which expires in 2018, but has options through 2063.
(5)  Anticipated.
(6) Book value of construction in progress at March 31, 2003. The anticipated total cost is approximately $1.4 million. The Bank plans to lease out the second floor.

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

ITEM 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
    No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2003.

                                PART II

ITEM 5.       Market for the Registrant's Common Equity and Related
              Stockholder Matters
              -----------------------------------------------------
    The information contained in the section captioned "Shareholders Information-Price Range of Common Stock" and "Dividends" in the Annual Report is incorporated herein by reference.

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

ITEM 7A.      Quantitative and Qualitative Disclosures About Market Risk
              ----------------------------------------------------------
    Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises principally from interest rate risk inherent in our lending, investing, deposit and borrowings activities. Management actively monitors and manages its interest rate risk exposure. In addition to other risks that we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could have a potentially have a material effect on our financial condition and result of operations. The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" in the Annual Report is incorporated herein by reference.

ITEM 8.       Financial Statements and Supplementary Data
              -------------------------------------------
    Independent Auditors' Report*
    Consolidated Balance Sheets, March 31, 2003 and 2002*
    Consolidated Statements of Income For the Years Ended March 31, 2003, 2002
     and 2001*
    Consolidated Statements of Changes in Shareholders' Equity For the Years
     Ended March 31, 2003, 2002 and 2001*
    Consolidated Statements of Cash Flows For the Years Ended March 31, 2003,
     2002 and 2001*
    Notes to Consolidated Financial Statements*
    Quarterly Financial Data (unaudited)*
    * Contained in the Annual Report filed as an exhibit hereto and incorporated herein by reference.

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

    Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Corporation's equity compensation plans as of March 31, 2003.

                                                                                   Number of securities
                                                                                   remaining available for
                                                                                   future issuance under
                              Number of securities to     Weighted-average         equity compensation
                              be issued upon exercise     exercise price of        plans (excluding
                              of outstanding options,     outstanding options,     securities reflected in
Plan category                 warrants and rights         warrants and rights           column (a))
----------------------------  ----------------------      -------------------      -----------------------
                                       (a)                         (b)                      (c)
Equity compensation plans
approved by security holders         114,366                     $15.77                   48,000

Equity compensation plans not
approved by security holders           N/A                         N/A                      N/A

        Total                        114,366                       N/A                    48,000
                                     =======                     ======                  =======




ITEM 13.      Certain Relationships and Related Transactions
              ----------------------------------------------
    The information contained in the section captioned "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14.      Controls and Procedures
              -----------------------
    (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Corporation's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management as of the end of the period covered by this report. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

    (b) Changes in Internal Controls: In the year ended March 31, 2003, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

                                 PART IV

ITEM 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K
              ----------------------------------------------------------------
(a) 1.        Financial Statements.
              ---------------------
              For a list of the financial statements filed as part of this report see Part II - Item 8.

    2.        Financial Statement Schedules.
              ------------------------------
              All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report filed as an exhibit hereto.

    3.        Exhibits:
              ---------
              3.1  Articles of Incorporation, as amended*
              3.2  Bylaws**
              4    Instruments defining the rights of security holders,
                   including indentures***
              10   Executive Compensation Plans and Arrangements:
                   Salary Continuation Agreements****
                   Amendment One to Salary Continuation Agreements*****
                   1999 Stock Option Plan**
                   1987 Stock Option Plan****
                   Incentive Compensation Plan****
              13   Annual Report to Stockholders
              21   Subsidiaries of Registrant
              23   Consent of Elliott Davis, LLC
___________
* Filed on June 26, 1998, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
**      Filed on March 2, 2000, as an exhibit to the Company's Registration
         Statement on Form S-8 and incorporated herein by reference.
***     Filed on August 12, 1987, as an exhibit to the Company's Registration
         Statement on Form 8-A and incorporated herein by reference.
****    Filed on June 28, 1993, as an exhibit to the Company's Annual Report on Form 10-KSB and incorporated herein by reference.
*****   Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.

(b)  Reports on Form 8-K.
-------------------------
         During the three months ended March 31, 2003, the Company filed no Current Reports on Form 8-K.

                                 SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SECURITY FEDERAL CORPORATION

Date:  June 26, 2003        By: /s/ Timothy W. Simmons
                                -----------------------
                                Timothy W. Simmons
                                President, Chief Executive Officer and Director (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Timothy W. Simmons                                     June 26, 2003
     ----------------------
     Timothy W. Simmons
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

By:  /s/ Roy G. Lindburg                                        June 26, 2003
     -------------------
     Roy G. Lindburg
     Treasurer and Chief  Financial Officer
     (Principal Financial and Accounting Officer)

By:  /s/ T. Clifton Weeks                                       June 26, 2003
     --------------------
     T. Clifton Weeks
     Chairman of the Board and Director

By:  /s/ Gasper L. Toole III                                    June 26, 2003
     -----------------------
     Gasper L. Toole III
     Director

By:                                                             June __, 2003
     ----------------------
     Harry O. Weeks Jr.
     Director

By:  /s/ Robert E. Alexander                                    June 26, 2003
     -----------------------
     Robert E. Alexander
     Director

By:                                                             June __, 2003
     -------------------
     Thomas L. Moore
     Director

By:                                                             June __, 2003
     -------------------
     William Clyburn
     Director

By:  /s/ Thomas C. Clark                                        June 26, 2003
     -------------------
     Thomas C. Clark
     Director

By:                                                             June __, 2003
     --------------------
     J. Chris Verenes
     Director

                         Certification Required
   by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934

I, Timothy W. Simmons, certify that:

1. I have reviewed this annual report on Form 10-K of Security Federal Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: June 26, 2003
                                         /s/ Timothy W. Simmons
                                         -----------------------
                                         Timothy W. Simmons
                                         President and Chief Executive Officer

                         Certification Required
   by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934

I, Roy G. Lindburg, certify that:

1. I have reviewed this annual report on Form 10-K of Security Federal Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: June 26, 2003
                                         /s/ Roy G. Lindburg
                                         -----------------------
                                         Roy G. Lindburg
                                         Treasurer and Chief Financial Officer

                            INDEX TO EXHIBITS


Exhibit Number
--------------
   13              Annual Report to Stockholders

   21              Subsidiaries of the Registrant

   23              Consent of Elliott Davis, LLC

   99 Certification of Chief Executive Officer and Chief Financial Officer of Security Federal Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                            Exhibit 13

                  Annual Report to Stockholders

TABLE OF CONTENTS

Letter to Shareholders                                        1

Financial Highlights                                         2-4

Selected Consolidated Financial and Other Data                5

Management's Discussion and Analysis
  of Financial Condition and Results of Operations            6

Report of Elliott Davis, LLC, Independent Auditors           22

Consolidated Balance Sheets                                  23

Consolidated Statements of Income                            24

Consolidated Statements of Shareholders' Equity
  & Comprehensive Income                                     25

Consolidated Statements of Cash Flows                      26-27

Notes to Consolidated Financial Statements                 28-47

Shareholders Information                                   48-49

Security Federal Bank Board of Directors
  & Management Team                                        50-52



                              PROFILE

GROUNDED IN TRADITION
GROWING THROUGH SERVICE.

Security Federal Corporation is a community-driven banking and financial services company dedicated to building long-term relationships with people and businesses throughout the areas it serves. Founded in Aiken, South Carolina in 1922 to meet the demands of a simpler time, today the company's subsidiary, Security Federal Bank operates 11 branches and ATM locations and offers 24-hour online banking services including bill paying, check imaging and transaction capabilities. In addition to the traditional banking services offered through Security Federal, the bank also offers Investment, Trust and Insurance services through three separate financial services subsidiaries: Security Federal Investments, Inc.; Security Federal Trust, Inc.; and Security Federal Insurance, Inc. Each is committed to helping customers maximize their money's worth by providing the personalized financial products and expert financial guidance they need to navigate the many stages and situations of life.

                         LETTER TO SHAREHOLDERS

Fellow Shareholders:

While many will remember the year 2002 as one beset by economic uncertainty, we are pleased to report that Security Federal Corporation remained strong, realizing both solid financial gains and continued customer growth.

Net income for the fiscal year ending March 31, 2003 increased just over 29% to $3.2 million or $1.29 per share compared to $1.00 per share for the fiscal year ending March 31, 2002. Total assets rose 18% to an all-time high of over $445 million, primarily as a result of strong deposit, investment and loan growth.

We are extremely pleased with the progress of our three financial service subsidiaries, which were established last year. Security Federal Trust, Inc, now has over $18 million in trust and other assets under management. This company is filling a much needed niche as a full service local trust company that emphasizes personal service. Security Federal Investments, Inc. has proven to be a complement to the trust company as well as the bank. Security Federal Insurance, Inc. is enabling us to offer insurance assistance and advice which in many cases has lowered our customers' insurance costs while improving their coverage. These three companies are making good progress towards becoming profitable additions to our organization, while at the same time providing significant additional services to those who bank with us.

Finally, in honoring our commitment to the communities we serve, we provide Looney Tunes in-school banking at 16 schools throughout our service area. We offer Financial Counseling, a unique program designed to help people overcome credit challenges. We are currently working with over 550 customers in an effort to help them establish a workable budget and improve their credit rating. We continue to contribute both financially and with volunteers to local, regional and national non-profit organizations including United Way, American Heart Association, March of Dimes and The Salvation Army.

Grounded in tradition and growing through service, we look forward to another prosperous year.


Thank you for your continued support.


Sincerely,                    Sincerely,


/s/T. Clifton Weeks           /s/Timothy W. Simmons
T. Clifton Weeks              Timothy W. Simmons
Chairman                 President & Chief Executive Officer

                             FINANCIAL HIGHLIGHTS

                                                       Years Ended March 31,

                                                        2003          2002

  Net Income                                       $3,231,161    $2,509,586
  -------------------------------------------------------------------------
  Earnings Per Share - Basis                             1.29          1.00
  -------------------------------------------------------------------------
  Book Value Per Share                                  11.98         10.13

  Total Interest Income                            23,659,833    24,632,275
  -------------------------------------------------------------------------
  Total Interest Expense                           10,016,264    12,211,657
  -------------------------------------------------------------------------
  Net Interest Income Before Provision
     For Loan Losses                               13,643,569    12,420,618

  Provision For Loan Losses                         1,800,000     1,525,000
  -------------------------------------------------------------------------
  Net Income After Provision For Loan Losses       11,843,569    10,895,618
  -------------------------------------------------------------------------
  Net Interest Margin                                   3.46%         3.73%

  Total Loans Originated                          208,506,000   179,646,000
  -------------------------------------------------------------------------

  Adjustable Rate Loans As A Percentage Of
     Total Gross Loans                                  50.7%         50.3%

                            FINANCIAL HIGHLIGHTS


                                      2003    2002    2001    2000    1999
                                     ------  ------  ------  ------  ------
Net Income (In Thousands)            $3,231  $2,510  $2,127  $2,021  $1,806



                                      2003    2002    2001    2000    1999
                                     ------  ------  ------  ------  ------
Earnings Per Share - Basic           $ 1.29  $ 1.00  $  .85  $  .80  $  .72




                                      2003    2002    2001    2000    1999
                                     ------  ------  ------  ------  ------
Return on Equity                     11.37%   9.97%   9.98%  10.41%   9.56%

                            FINANCIAL HIGHLIGHTS


                                      2003    2002    2001    2000    1999
                                     ------  ------  ------  ------  ------
Total Assets (In Millions)           $  445  $  376  $  331  $  305  $  255



                                      2003    2002    2001    2000    1999
                                     ------  ------  ------  ------  ------
Book Value Per Share                 $11.98  $10.18  $ 9.43  $ 7.89  $ 7.79




                                      2003    2002    2001    2000    1999
                                     ------  ------  ------  ------  ------
Allowance for Loan Losses(1)          1.98%   1.55%   1.19%   1.09%   1.12%



(1) Allowance for losses as a percentage of total loans.

            SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

            Selected Consolidated Financial and Other Data

                                         At Or For The Year Ended March 31,
                                    ------------------------------------------
                                     2003     2002     2001     2000     1999
                                    ------   ------   ------   ------   ------
Balance Sheet Data               (Dollars In Thousands, Except Per Share Data)
-------------------------------
Total Assets                      $444,904  376,320 $330,642 $304,802 $254,718
Cash And Cash Equivalents            8,239   11,528   12,616    7,417    6,951
Investment And Mortgage-Backed
 Securities                        182,117  118,898   74,405   91,531   85,569
Total Loans Receivable, Net(1)     243,156  234,319  230,997  193,001  151,986
Deposits                           358,474  309,038  257,410  228,823  216,533
Advances From Federal Home Loan
 Bank                               49,772   33,108   42,704   50,611   14,600
Total Shareholders' Equity          30,040   25,401   23,500   19,759   19,560

Income Data
-------------------------------
Total Interest Income               23,660   24,632   24,153   19,805   17,312
Total Interest Expense              10,016   12,211   13,871   10,378    8,638
                                    ------   ------   ------   ------   ------
Net Interest Income                 13,644   12,421   10,282    9,427    8,674
Provision For Loan Losses            1,800    1,525      925      750      600
Net Interest Income After           ------   ------   ------   ------   ------
 Provision For Loan Losses          11,844   10,896    9,357    8,677    8,074
Other Income                         3,811    3,465    2,739    2,296    2,641
General And Administrative Expense  10,483   10,337    8,851    7,845    7,962
Income Taxes                         1,941    1,514    1,118    1,107      947
                                    ------   ------   ------   ------   ------
Net Income                          $3,231    2,510   $2,127   $2,021   $1,806
                                    ======   ======   ======   ======   ======
Per Common Share Data
-------------------------------
Net Income Per Common Share(Basic)   $1.29     1.00    $0.85    $0.80    $0.72
                                    ======   ======   ======   ======   ======
Cash Dividends Declared              $0.0602   0.0536  $0.0536  $0.0536 $0.0469
                                    ======   ======   ======   ======   ======
Other Data
-------------------------------
Interest Rate Spread Information:
Average During Period                 3.19%    3.42%    3.00%    3.19%    3.53%
End Of Period                         3.00%    3.48%    3.11%    2.90%    3.15%
Net Interest Margin (Net Interest
 Income/Average Earning Assets)       3.46%    3.73%    3.38%    3.54%    3.96%
Average Interest-Earning Assets To
 Average Interest-Bearing
 Liabilities                        110.47%  108.80%  108.39%  109.11%  110.85%
Equity To Total Assets                6.75%    6.75%    7.11%    6.48%    7.68%
Non-Performing Assets To Total
 Assets (2)                            .27%     .40%     .11%     .40%     .52%
Return On Assets (Ratio Of Net
 Income To Average Total Assets)       .79%     .71%     .66%     .72%     .77%
Return On Equity (Ratio Of Net
 Income To Average Equity)           11.37%    9.97%    9.98%   10.41%    9.56%
Equity To Assets Ratio (Ratio Of
 Average Equity To Average Total
 Assets)                              6.90%    7.14%    6.62%    6.93%    8.08%
Dividend Pay-Out Ratio On Common
 Shares                               4.67%    5.31%    6.31%    6.70%    6.51%
Number Of Full-Service Offices          11       11       11       10       10

(1)  INCLUDES LOANS HELD FOR SALE.

(2)  NON-PERFORMING ASSETS CONSIST OF NON-ACCRUAL LOANS AND REPOSSESSED ASSETS.

            SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
   Operations

GENERAL

The following discussion is presented to provide the reader with an understanding of the financial condition and results of operations of Security Federal Corporation and its subsidiaries. The investment and other activities of the parent company, Security Federal Corporation ("the Company"), have had no significant impact on the results of operations for the periods presented in the financial statements. The information presented in the following discussion of financial results is indicative of the activities of Security Federal Bank ("the Bank"), a wholly owned subsidiary of the Company. The Bank is a federally chartered thrift that was founded in 1922. The Bank also has three wholly owned subsidiaries, Security Federal Insurance Inc., Security Federal Investments Inc., and Security Federal Trust Inc. that were formed in the fiscal year ended March 31, 2002. Unless the context indicates otherwise, references to the Company shall include the Bank and its subsidiaries.

The principal business of the Bank is accepting deposits from the general public and originating consumer and commercial business loans as well as mortgage loans that enable borrowers to purchase or refinance 1 to 4 family residential real estate. The Bank also originates construction loans on single-family residences, multi-family dwellings and projects, and commercial real estate, as well as loans for the acquisition, development and construction of residential subdivisions and commercial projects.

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

FORWARD-LOOKING STATEMENTS

This document, including information included or incorporated by reference, contents, and future filings by the Company on Form 10-K, Form 10-Q, and Form 8-K, and future oral and written statements by the Company and its management may contain forward-looking statements about the Company and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation: statements with respect to anticipated future operating and financial performance; growth opportunities; interest rates; acquisition and divestiture opportunities; and synergies, efficiencies, and cost-savings.
Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates, and intentions of Management and are not guarantees of future performance. Factors which could affect results include interest rate trends, the general economic climate in the Company's market area and the nation as a whole, the ability of the Company to control costs and expenses, deposit flows, demand for mortgages and other loans, real estate values and vacancy rates, competition, pricing, loan delinquency rates and changes in federal regulation. These factors should be considered in evaluating "forward-looking statements," and undue reliance should not be placed on any such statements. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, identified in our filings with the Securities and Exchange Commission ("SEC"), and presented by our Management from time to time could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.

CRITICAL ACCOUNTING POLICIES

The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in Note 1 to the Consolidated Financial Statements.

Certain accounting policies involve significant judgements and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgements and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgements and assumptions made by management, actual results could differ from these judgements and estimates that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

            SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
   Operations

CRITICAL ACCOUNTING POLICIES, CONTINUED

Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses (the "Allowance") to be its most critical accounting policy due to the significant degree of management judgement involved in determining the amount of Allowance. The company has developed policies and procedures for assessing the adequacy of the Allowance, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. Refer to the discussion under Financial Condition and Provision for Loan Losses section of this document for a further discussion of the Company's estimation process and methodology related to the allowance for loan losses.

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

A negative gap position generally has an adverse effect on net interest income during periods of rising interest rates. A negative one-year gap position occurs when the dollar amount of rate sensitive liabilities maturing or repricing within one year exceeds the dollar amount of rate sensitive assets maturing or repricing during that same period. As a result, during periods of rising interest rates, the interest paid on interest-bearing liabilities will increase faster than interest received from earning assets, thus reducing net interest income. The reverse is true in periods of declining interest rates resulting generally in an increase in net interest income.

The Bank's Board of Directors reviews the Interest Rate Exposure Report generated for the Bank by the Office of Thrift Supervision. This report measures the interest rate sensitivity of the Bank's net portfolio value (NPV) on a quarterly basis under different interest rate scenarios. The Bank's sensitivity measure is well within the Bank's policy on changes in NPV. The Bank's asset and liability policies are directed toward maximizing long term profitability while managing acceptable interest rate risk within the Bank's policies.

At March 31, 2003, the negative mismatch of interest-earning assets repricing or maturing within one year with interest-bearing liabilities repricing or maturing within one year was $52.8 million or 11.9% of total assets compared to $93.4 million or 24.8% at March 31, 2002. The decrease in the negative gap was due to an overall 35.3% increase in financial assets repricing within one year compared to a smaller increase of 9.1% in interest-bearing liabilities repricing within one year. Management felt, as many economists had predicted, that interest rates would probably rise during the latter part of fiscal year 2003, so they positioned the balance sheet to minimize loss of net interest income if that had occurred. In actuality, interest rates stayed low and decreased during fiscal year 2003 due to the sluggish economy. For more information on the Bank's repricing position at March 31, 2003, see the tables on pages 9 and 10.

             SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
   Operations

ASSET AND LIABILITY MANAGEMENT, CONTINUED

During the past year, the Bank originated, for investment purposes, approximately $45.3 million in adjustable rate residential real estate loans, which are held for investment and not sold. The Bank's loan portfolio included $130.4 million of adjustable rate consumer loans, commercial loans, and mortgage loans or, approximately 50.7% of total gross loans at March 31, 2003. The Bank also originated a total of $89.5 million in consumer and commercial loans, which are usually short term in nature. During fiscal 2003, 92.7% of total loan originations were comprised of consumer, commercial, and adjustable rate mortgage loans ("ARMs") compared to 94.9% of total originations in fiscal 2002. The Bank's portfolio of consumer and commercial loans was $153.6 million at March 31, 2003, $147.2 million at March 31, 2002, and $120.8 million at March 31, 2001. Consumer and commercial loans combined were 59.7% of total loans at March 31, 2003, 59.0% at March 31, 2002, and 49.3% at March 31, 2001.

The Bank originated $10.5 million, $9.1 million, and $6.3 million in fixed rate residential loans, most of which were residential lot loans with terms of two to five years, in fiscal 2003, 2002, and 2001, respectively. At March 31, 2003, these fixed rate residential lot loans, including construction loans with terms of one year or less, amounted to $32.7 million or 12.7% of the total loan portfolio compared to $35.0 million or 14.0% at the end of the previous fiscal year. At March 31, 2003, the Bank held approximately $10.4 million in longer term fixed rate residential mortgage loans. These loans, which amounted to 4.0% of the total loan portfolio, had converted from ARM loans to fixed rate loans during the previous 12 months. These fixed rate loans have remaining maturities ranging from 12 to 29 years. The Bank has approximately $31.7 million left in convertible ARM loans that could convert to fixed rate loans
over the next 48 months.   On new originations, the Bank sells virtually all
its 15 and 30 year fixed rate mortgage loans at origination. In fiscal 2001, the Bank decided to no longer service loans for Freddie Mac or other investors, because of the fixed cost of servicing those loans, while the income stream generated by that portfolio was shrinking due to prepayments. Thus, during fiscal 2003, 2002 and 2001, the Bank sold its new fixed rate residential loan originations exclusively on a service-released basis. The Bank sold $631,000 in fixed rate residential loans to secondary market agencies on a service-retained basis in fiscal 2000 and $5.6 million in fiscal 1999. Fixed rate residential loans sold to Freddie Mac and other institutional investors, on a service-released basis, totaled $80.3 million in fiscal 2003, $84.5 million in fiscal 2002, and $29.5 million in fiscal 2001.

Certificates of deposit of $100,000 or more "Jumbo Certificates" are normally considered to be interest rate sensitive because of their relatively short maturities. Many financial institutions have used Jumbo Certificates to manage interest rate sensitivity and liquidity. The Bank has not relied on Jumbo Certificates for liquidity or asset liability management. As of March 31, 2003, the Bank had $44.4 million outstanding in Jumbo Certificates compared to $45.5 million at March 31, 2002. The Bank has no brokered deposits.

The following table sets forth the maturity schedule of certificates of deposit with balances of $100,000 or greater at March 31, 2003.


          Within 3 Months            $  8,204,000
          After 3, Within 6 Months     11,401,000
          After 6, Within 12 Months    16,143,000
          After 12 Months               8,685,000
                                     ------------
                                      $44,433,000
                                     ============

            SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
   Operations

ASSET AND LIABILITY MANAGEMENT, CONTINUED

The following table sets forth the Bank's interest-bearing liabilities and interest-earning assets repricing or maturing within one year. The table on the following page presents the Bank's entire interest-bearing liabilities and interest-earning assets into repricing or maturity time periods. Both tables present adjustable rate loans in the periods they are scheduled to reprice, not mature. Both tables also assume investments reprice at the earlier of maturity; the likely call date, if any, based on current interest rates; or the next scheduled interest rate change, if any. NOW accounts, money market accounts, and regular savings accounts are deemed to reprice in the less than three-months category.

                                                             At March 31
                                                          -----------------
                                                           2003       2002
                                                          ------     ------
                                                       (Dollars in Thousands)
     Loans (1)                                         $ 143,398  $ 138,923
     Mortgage-Backed Securities:
       Held To Maturity                                      187        328
       Available For Sale                                 56,054     24,937
     Investment Securities:
       Held To Maturity                                   16,159        163
       Available For Sale                                 37,116     17,635
     Other Interest-Earning Assets                           339      5,205
     Total Interest Rate Sensitive Assets
       Repricing Within 1 Year                         $ 253,253  $ 187,191

     Deposits                                            295,145    269,438
     FHLB Advances And Other Borrowed Money               10,893     11,169
     Total Interest Rate Sensitive Liabilities
       Repricing Within 1 Year                         $ 306,038  $ 280,607

     Gap                                               $ (52,785) $ (93,416)

     Interest Rate Sensitive Assets/Interest Rate
       Sensitive Liabilities                              82.75%     66.71%
     Gap As A Percent Of Total Assets                     (11.9)%    (24.8)%


(1)  LOANS ARE NET OF UNDISBURSED FUNDS AND LOANS IN PROCESS.

            SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
   Operations

ASSET AND LIABILITY MANAGEMENT, CONTINUED

The following table sets forth the interest sensitivity of the Bank's assets and liabilities at March 31, 2003, on the basis of the factors and assumptions set forth in the table on the previous page.

                                        Remaining Time Before Asset/Liability Matures Or Can Be Repriced
                                     ----------------------------------------------------------------------
                                     <Three    3-12      1-3      3-5      5-10     10-20    > 20
                                     Months    Months    Years    Years    Years    Years    Years    Total
                                     ------    ------    -----    -----    -----    -----    -----    -----
                                                              (Dollars in Thousands)
Interest-Earnings Assets
------------------------
Loans (1)                           $89,235   $54,163  $64,890  $25,255   $8,326   $6,350    $   - $248,219

Mortgage-Backed Securities:
 Held To Maturity, At Cost               47       140      413      243       98        -        -      941
 Available For Sale, At Fair Value   12,380    43,674   32,426   12,412    4,406    1,114        -  106,412

Investment Securities: (2)
 Held To Maturity, At Cost            5,162    10,997    4,999        -        -        -        -   21,158
 Available For Sale, At Fair Value   17,852    19,264   16,623        -        -        -        -   53,739
 FHLB Stock, At Cost                      -         -    2,859        -        -        -        -    2,859

Other Interest-Earning Assets           339         -        -        -        -        -        -      339
                                    -------   -------  -------   ------   ------   ------    -----  -------
Total Financial Assets             $125,015  $128,238 $122,210  $37,910  $12,830   $7,464     $  - $433,667
                                    =======   =======  =======   ======   ======    =====    =====  =======
Interest-Bearing Liabilities
----------------------------
Deposits:
 Certificate Accounts               $50,210   $68,500  $16,911  $21,479    $   -    $   -    $   - $157,100
 NOW Accounts                        57,481         -        -        -        -        -        -   57,481
 Money Market Accounts              102,499         -        -        -        -        -        -  102,499
 Passbook Accounts                   16,455         -        -        -        -        -        -   16,455
Borrowings                            5,893     5,000   33,072   10,000        -        -        -   53,965
                                    -------   -------  -------   ------   ------   ------    -----  -------
Total Interest-Bearing Liabilities $232,538   $73,500  $49,983  $31,479    $   -    $   -    $   - $387,500
                                    =======   =======  =======   ======   ======    =====    =====  =======
Current Period Gap                $(107,523)  $54,738  $72,227  $ 6,431  $12,830   $7,464    $   -  $46,167
Cumulative Gap                    $(107,523) $(52,785) $19,442  $25,873  $38,703  $46,167  $46,167  $46,167
Cumulative Gap As A Percent Of
 Total Assets                       (24.2)%   (11.9)%     4.4%     5.8%     8.7%    10.4%    10.4%    10.4%


(1)  LOANS ARE NET OF UNDISBURSED FUNDS AND LOANS IN PROCESS.

(2)  CALLABLE SECURITIES ARE SHOWN AT THEIR LIKELY CALL DATES BASED ON MANAGEMENT'S ESTIMATES
      AT MARCH 31, 2003.



In evaluating the Bank's exposure to interest rate risk, certain shortcomings inherent in the method of analysis presented in the foregoing tables must be considered. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Additionally, the interest rates of certain types of assets and liabilities may fluctuate in advance of changes in market interest rates. Loan repayment rates and withdrawals of deposits will likely differ substantially from the assumed rates previously set forth in the event of significant changes in interest rates due to the option of borrowers to prepay their loans and the ability of depositors to withdraw funds prior to maturity. Further, certain assets, such as ARMs, have features that restrict changes in interest rates on a short-term basis as well as over the life of the asset.

             SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
   Operations

FINANCIAL CONDITION

Total assets at March 31, 2003 were $444.9 million, an increase of $68.6 million or 18.2% from March 31, 2002. This increase was the result of a modest increase in net loans receivable and a significant increase in total investment and mortgage-backed securities.

Total net loans receivable were $243.2 million at March 31, 2003, an increase of $8.8 million or 3.8% from the prior year. Residential real estate loans remained relatively stable and decreased only $118,000 to $99.9 million at
March 31, 2003.   Typically, long term, newly originated fixed rate mortgage loans are not retained in the portfolio but are sold immediately. Adjustable rate mortgages are typically retained in the portfolio. At March 31, 2003, the Bank held 58.4% of its residential mortgage loans in ARMs, while it had 41.6% in fixed rate mortgages. Consumer loans decreased $3.3 million while commercial business and commercial real estate loans increased to $107.0 million at fiscal year end from $97.4 million at March 31, 2002; an increase of $9.6 million or 9.9%. Loans held for sale at March 31, 2003 increased $1.5 million from the previous fiscal year end. Total investments and mortgage- backed securities increased $63.2 million or 53.2% due to the modest growth in net loans receivable, strong deposit growth, and arbitrage strategies with FHLB advances.

Repossessed assets increased $53,000 to $151,000 at March 31, 2003 from $98,000 at March 31, 2002. Repossessed assets at March 31, 2003 consisted of vehicles and land.

Non-accrual loans totaled $1.0 million at March 31, 2003 compared to $1.4 million a year earlier. Non-accrual loans averaged $1.1 million during fiscal 2003. The Bank classifies all loans as non-accrual when they become 90 days or more delinquent. The Bank had seven loans totaling $674,000 at March 31, 2003 that were troubled debt restructurings compared to four loans of $622,000 at March 31, 2002. One $15,000 commercial loan was thirty days delinquent and a $210,000 commercial loan was on non-accrual. The seven troubled debt restructurings consisted of three consumer loans secured by residential dwellings totaling $363,000, a $15,000 commercial loan secured by a second mortgage on a residence, a $61,000 commercial loan secured by two rental properties, a $25,000 unsecured commercial loan and a $210,000 commercial loan secured by commercial real estate. All troubled debt restructurings are also considered impaired. At March 31, 2003, the Bank held $1.2 million in impaired loans compared to $897,000 at March 31, 2002.

The Bank reviews its loan portfolio and allowance for loan losses on a monthly basis. Future additions to the Bank's allowance for loan losses are dependent on, among other things, the performance of the Bank's loan portfolio, the economy, changes in real estate values, and interest rates. There can be no assurance that additions to the allowance will not be required in future periods. Management continually monitors its loan portfolio for the impact of local economic changes. The ratio of allowance for loan losses to total loans was 1.98% at March 31, 2003 compared to 1.55% at March 31, 2002.

Deposits at the Bank increased $49.4 million or 16.0% to $358.5 million at March 31, 2003 from $309.0 million at March 31, 2002. The Bank had tremendous success in attracting money market accounts and certificate of deposit accounts with aggressive pricing and advertising. The Bank's newest branch located in West Columbia, South Carolina, which opened in December 2000, also continued to contribute to deposit growth. Advances from the Federal Home Loan Bank ("FHLB") increased to $49.8 million at March 31, 2003 from $33.1 million a year earlier, an increase of $16.7 million. The Bank utilized the majority of the increase in advances to use arbitrage strategies with investments. Other borrowed money, which consists of retail repurchase agreements, decreased $2.0 million to $4.2 million at March 31, 2003 compared to $6.2 million at March 31, 2002.

Total shareholders' equity was $30.0 million at March 31, 2003, an increase of $4.6 million or 18.1% compared to $25.4 million a year earlier. The increase was primarily attributable to net income of $3.2 million and a net increase in accumulated other comprehensive income of $1.6 million, offset by $152,000 in dividends paid.

            SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
   Operations

RESULTS OF OPERATIONS

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to higher or lower outstanding balances and the changes due to the volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in rate (changes in rate multiplied by old volume); (2) changes in volume (changes in volume multiplied by old rate); and (3) net change (the sum of the prior columns). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                                 Fiscal Year 2003         Fiscal Year 2002
                                 Compared To 2002         Compared To 2001
                               ----------------------   ----------------------
                               Volume    Rate    Net    Volume    Rate    Net
                               ------    ----   -----   ------    ----   -----
                                             (In Thousands)
Interest-Earning Assets:
Loans: (1)
 Real Estate Loans            $(1,059)   (495) (1,554)    $114    (155)    (41)
 Other Loans                   (2,316)  1,336    (980)   1,819    (835)    984
                               ------   -----   -----   ------   -----   -----
Total Loans                    (3,375)    841  (2,534)   1,933    (990)    943

Mortgage-Backed Securities (2)  1,312    (612)    700      950    (450)    500
Investments (2)                 1,423    (527)    896     (592)   (359)   (951)
Other Interest-Earning Assets      21     (55)    (34)      51     (64)    (13)
                               ------   -----   -----   ------   -----   -----
Total Interest-Earning Assets  $ (619)   (353)   (972)  $2,342  (1,863)    479
                               ======   =====   =====   ======   =====   =====

Interest-Bearing Liabilities:
Deposits:
 Certificate Accounts           $ 352  (2,743) (2,391)  $1,589  (1,160)    429
 NOW Accounts                      32     (24)      8       52    (110)    (58)
 Money Market Accounts            796    (661)    135      427    (733)   (306)
 Passbook Accounts                 46     (92)    (46)      20     (48)    (28)
                               ------   -----   -----   ------   -----   -----
Total Deposits                  1,226  (3,520) (2,294)   2,088  (2,051)     37
Borrowings                        420    (322)     98   (1,280)   (416) (1,696)
Total Interest-Bearing         ------   -----   -----   ------   -----   -----
 Liabilities                    1,646  (3,842) (2,196)     808  (2,467) (1,659)
                               ------   -----   -----   ------   -----   -----
Effect On Net Income          $(2,265)  3,489   1,224   $1,534     604   2,138
                               ======   =====   =====   ======   =====   =====

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

                                                  Averages For Fiscal Years Ended March 31,
                                ----------------------------------------------------------------------------
                       Yield/              2003                      2002                       2001
                       Rate At  ------------------------  ------------------------  ------------------------
                      March 31, Average           Yield/  Average           Yield/  Average           Yield/
                        2003    Balance  Interest  Rate   Balance  Interest  Rate   Balance  Interest  Rate
                       -------- -------  -------- ------  -------  -------- ------  -------  -------- ------
                                                              (Dollars in Thousands)
Interest-Earning Assets:
  Mortgage Loans         6.25%  $90,729    6,279   6.92% $105,676    7,833   7.41% $104,171   $7,874   7.56%
  Other Loans            6.69%  146,581   10,650   7.27%  130,359   11,630   8.92%  110,477   10,646   9.64%
                       -------- -------  -------- ------  -------  -------- ------  -------  -------- ------
  Total Loans (1)        6.52%  237,310   16,929   7.13%  236,035   19,463   8.25%  214,648   18,520   8.63%
  Mortgage-Backed
    Securities (2)       4.48%   77,911    3,453   4.43%   50,045    2,753   5.50%   33,707    2,253   6.68%
  Investments (2)        3.75%   75,468    3,233   4.28%   43,924    2,337   5.32%   54,487    3,288   6.03%
  Other Interest-
    Earning Assets       1.27%    3,478       44   1.27%    2,598       79   3.04%    1,427       92   6.45%
Total Interest-Earning -------- -------  -------- ------  -------  -------- ------  -------  -------- ------
  Assets                 5.52% $394,167   23,659   6.00% $332,602   24,632   7.41% $304,269  $24,153   7.94%
                        ======  =======  =======  ======  =======  =======  ======  =======  =======  ======

Interest-Bearing
  Liabilities:
  Certificate Accounts   2.92% $154,614    5,002   3.24% $147,263    7,393   5.02% $117,555  $ 6,964   5.92%
  NOW Accounts           0.72%   52,455      332   0.63%   47,691      324   0.68%   41,408      382   0.92%
  Money Market Accts.    2.21%   86,093    2,118   2.46%   57,804    1,983   3.43%   47,682    2,289   4.80%
  Passbook Accounts      1.23%   15,859      237   1.49%   13,418      283   2.11%   12,584      311   2.47%
  Total Interest-Bearing ------ -------  -------- ------  -------  -------- ------  -------  -------- ------
   Accounts              2.24%  309,021    7,689   2.49%  266,176    9,983   3.75%  219,229    9,946   4.54%
  Other Borrowings       1.17%    5,663       89   1.57%    4,187      115   2.75%    2,924      167   5.71%
  FHLB Advances          4.50%   42,123    2,238   5.31%   35,351    2,114   5.98%   58,555    3,758   6.42%
Total Interest-Bearing   ------ -------  -------- ------  -------  -------- ------  -------  -------- ------
  Liabilities            2.52% $356,807   10,016   2.81% $305,714   12,212   3.99% $280,708  $13,871   4.94%
                        ======  =======  =======  ======  =======  =======  ======  =======  =======  ======
Net Interest Income                      $13,643                   $12,420                   $10,282
                                         =======                   =======                   =======
Interest Rate Spread     3.00%                     3.19%                     3.42%                     3.00%
                        ======                    ======                    ======                    ======
Net Yield On Earning
  Assets                                           3.46%                     3.73%                     3.38%
                                                  ======                    ======                    ======

(1)  INTEREST ON NON-ACCRUAL LOANS IS NOT INCLUDED IN INCOME, ALTHOUGH THEIR LOAN BALANCES ARE INCLUDED
      IN AVERAGE LOANS OUTSTANDING.

(2)  SECURITIES AVAILABLE FOR SALE ARE COMPUTED USING THEIR HISTORICAL COST.


            SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
   Operations

      Comparison of the Years Ended March 31, 2003 and 2002

GENERAL

The Company earned record net income of $3.2 million for the year ended March 31, 2003, an increase of $722,000 or 28.8% over net income of $2.5 million for the year ended March 31, 2002. This marked the sixth consecutive year of record earnings. The primary reason for the increased earnings was an increase in net interest income and other income offset in part by increases in the provision for loan losses.

NET INTEREST INCOME

Net interest income increased $1.2 million to $13.6 million in fiscal 2003 compared to $12.4 million in fiscal 2002. The overall increase was due to a $61.6 million increase in total average interest-earning assets in 2003 compared with 2002. The Bank's net yield on earning assets decreased 27 basis points during the year due primarily to the overall decline in market interest rates in calendar year 2002; however the effect of the decrease on net interest income was more than offset by the 18.5% increase in total average interest-bearing assets. Interest income on loans decreased $2.5 million during the year ended March 31, 2003 compared to fiscal 2002. The decrease was attributable to the decrease in overall interest rates charged on the Bank's loans during fiscal 2003 and a decrease in the yields earned on average total loans of 1.12%. Average total loan balances during fiscal 2003 and 2002 were relatively stable. Interest income on investment securities, mortgage-backed securities, and other investments increased $1.6 million due to a $60.3 million, or 62.4% increase in aggregate average balances during fiscal 2003 compared with 2002. Consistent with general market conditions, the yields on aggregate investments and mortgage-backed securities decreased by 1.06% in fiscal 2003 compared to 2002.

Interest expense on deposits decreased $2.3 million during the year ended March 31, 2003 compared to the year ended March 31, 2002. Average interest bearing deposits increased $42.8 million while the average cost of those deposits decreased 1.26% during the year. Interest expense on FHLB advances and other borrowings increased $98,000 during fiscal 2003 compared to 2002. The increase was due to an increase in the average of other borrowings and FHLB advances outstanding during the year of $8.2 million offset partially by a decrease in interest rates on FHLB advances of 67 basis points. The total average cost of borrowings decreased 77 basis points in fiscal 2003 compared to fiscal 2002.

PROVISION FOR LOAN LOSSES

The Company's provision for loan losses increased $275,000 to $1.8 million during the year ended March 31, 2003. The amount of the provision is determined by Management's on-going monthly analysis of the loan portfolio. Management uses three methods to measure the estimate of the adequacy of the Allowance. These methods incorporate percentage of classified loans, five-year averages of historical loan losses in each loan category, and current economic trends, and assign percentage targets of reserves in each loan category. Management has used all three methods for the past four fiscal years.

Non-accrual loans, which are loans delinquent 90 days or more, were $1.0 million at March 31, 2003 compared to $1.4 million at March 31, 2002. Net charge-offs were $578,000 in fiscal 2003 compared to $620,000 in fiscal 2002. The ratio of the allowance for loan losses to total loans at March 31, 2003 was 1.98% compared to 1.55% at March 31, 2002. Management felt it prudent to increase the provision due to the predicted general slowing of the national economy, the cyclical nature of economic business trends, the growing percentage of commercial loans in the portfolio compared to residential mortgage loans, and the entrance into a new loan market for the Bank the prior year. Management believes the allowance for loan losses is adequate based on its best estimates of the losses inherent in the loan portfolio, although there can be no guarantee as to these estimates. In addition, bank regulatory agencies may require additions to the allowance for loan losses based on their judgments and estimates as part of their examination process. Because the Allowance is an estimate, there can be no guarantee that actual loan losses would not exceed the Allowance or that additional increases in the Allowance will not be required in the future.

            SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
   Operations

OTHER INCOME

Other income increased $346,000 or 10.0% from $3.5 million during fiscal 2002 to $3.8 million during fiscal 2003. Gain on sale of loans increased $134,000 to $1.7 million during fiscal 2003 compared to $1.5 million during fiscal 2002. Proceeds of loans held for sale decreased $4.0 million in fiscal year 2003 compared to the previous year; however, a concerted effort to better manage the Bank's secondary market sales resulted in better pricing in fiscal year
2003 compared to 2002. Loan servicing fees increased $11,000. Service fees on deposit accounts increased $106,000 due to the growth in demand deposit accounts. Other miscellaneous income including credit life insurance, annuity, and investment brokerage commissions, and other miscellaneous income increased $122,000 or 22.3% during fiscal 2003.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $146,000 or 1.4% to $10.5 million during the year ended March 31, 2003 compared to $10.3 million during the same period one year earlier. Compensation and employee benefits increased $149,000 or 2.6% due to normal annual salary adjustments. Occupancy expense increased $6,000 or less than 1.0%. Advertising expense increased $41,000 during fiscal 2003 due to the promotion of the Bank's financial service subsidiaries and the advertisement of the Bank's deposit rates. Depreciation and maintenance of equipment expense decreased $45,000 or 4.1%. Other miscellaneous expenses encompassing repossessed assets expense, legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses increased $271,000 or 14.0% during fiscal 2003 due primarily to slight increases in most of the above mentioned expenses.

INCOME TAXES

The provision for income taxes increased $427,000 during the year ended March 31, 2003 compared to the year ended March 31, 2002 due to an increase in taxable income. The effective tax rate was 37.5% for fiscal 2003 and 37.6% for fiscal 2002.

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

Interest income on loans increased $943,000 as the average portfolio balance increased $21.4 million during the year ending March 31, 2002, despite the average yield declining 38 basis points. Interest income on investment securities, mortgage- backed securities, and other investments decreased $464,000 as the yield on total investments decreased 94 basis points during the year. The average balance of the investment portfolio increased $6.9 million during fiscal 2002.

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

PROVISION FOR LOAN LOSSES

The Company's provision for loan losses increased $600,000 to $1.5 million during the year ended March 31, 2002. The amount of the provision is determined by Management's on-going monthly analysis of the loan portfolio. Management uses three methods to measure the estimate of the adequacy of the Allowance. These methods incorporate percentage of classified loans, five-year averages of historical loan losses in each loan category, and current economic trends and assigns percentage targets of reserves in each loan category. Management has used all three methods for the past three fiscal years.

Non-accrual loans, which are loans delinquent 90 days or more, were $1.4 million at March 31, 2002 compared to $183,000 at March 31, 2001. Net charge-offs were $620,000 in fiscal 2002 compared to $262,000 in fiscal 2001. The ratio of the allowance for loan losses to total loans at March 31, 2001 was 1.55% compared to 1.19% at March 31, 2001. Management felt it prudent to increase the provision due to the predicted general slowing of the national economy, the cyclical nature of economic business cycles, the growing percentage of commercial loans in the portfolio compared to residential mortgage loans, and the entrance into a new loan market for the Bank the prior year. Management believes the allowance for loan losses is adequate based on its best estimates of the losses inherent in the loan portfolio, although there can be no guarantee as to these estimates. In addition, bank regulatory agencies may require additions to the allowance for loan losses based on their judgments and estimates as part of their examination process.

OTHER INCOME

Other income increased $725,000 or 26.5% from $2.7 million during fiscal 2001 to $3.5 million during fiscal 2002. Gain on sale of loans increased $1.0 million to $1.5 million during fiscal 2002 compared to $496,000 during fiscal 2001 due to a $55.0 million increase in originations of loans held for sale and a concerted effort to better manage the Bank's secondary market sales. The origination trend changed due to the decrease in mortgage rates during the year. Loan servicing fees decreased $105,000. The Bank sold its remaining mortgage loan servicing for others in January 2001 for a profit on sale of servicing of approximately $400,000. Service fees on deposit accounts increased $103,000 due to the growth in demand deposit accounts. Income from real estate operations decreased $47,000 as the Company sold its remaining lots held for development in March 2001. Other miscellaneous income encompassing credit life insurance, annuity, and investment brokerage commissions, and other miscellaneous income increased $117,000 or 27.3% during fiscal 2002.

            SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
   Operations

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased $1.5 million or 16.8% to $10.3 million during the year ended March 31, 2002 compared to $8.9 million during the same period one year earlier. Compensation and employee benefits increased $1.0 million or 21.0% due to operating the Bank's West Columbia branch office a full year compared to four months the prior year, the start up of the three new subsidiaries, and normal annual salary adjustments. Occupancy expense increased $128,000 or 18.9% also due to the new branch office. Advertising expense decreased $25,000 during fiscal 2002. Depreciation and maintenance of equipment expense increased $79,000 or 7.7% as the Bank added on-line banking and bill payment software and software and hardware purchased during fiscal 2001, which was depreciated for a full year. Other miscellaneous expenses encompassing repossessed assets expense, legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses increased $295,000 or 18.0% during fiscal 2002 due primarily to slight increases in most of the above mentioned expenses and the opening of the new branch office.

INCOME TAXES

Income taxes increased $397,000 during the year ended March 31, 2002 compared to the year ended March 31, 2001 due to an increase in taxable income. The effective tax rate was 37.6% for fiscal 2002 and 34.4% for fiscal 2001.

            SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
   Operations

REGULATORY CAPITAL

The following table reconciles the Bank's shareholders' equity to its various regulatory capital positions:

                                                               March 31,
                                                            2003       2002
                                                           ------     ------
                                                             (In Thousands)
     Shareholders' Equity (1) (2)                         $28,879    $25,646
     Reduction For Goodwill And Other Intangibles               -        185
                                                           ------     ------
     Tangible Capital                                      28,879     25,461
                                                           ------     ------
     Qualifying Core Deposit Intangibles                        -        185
     Core Capital                                          28,879     25,646
                                                           ------     ------
     Supplemental Capital                                   3,064      2,879
       Less Assets Required To Be Deducted                    152        237
                                                           ------     ------
     Total Risk-Based Capital                             $31,791    $28,288
                                                           ======     ======

(1) FOR 2003 AND 2002, INCLUDES UNREALIZED GAINS OF $1,445,000 AND UNREALIZED LOSSES OF $183,000, RESPECTIVELY ON AVAILABLE FOR SALE SECURITIES.

(2) FOR 2003 AND 2002, EXCLUDES EQUITY OF SECURITY FEDERAL CORPORATION, THE PARENT.


The following table compares the Bank's capital levels relative to regulatory requirements at March 31, 2003:


                          Amount   Percent   Actual   Actual   Excess  Excess
                         Required  Required  Amount   Percent  Amount  Percent
                         --------  --------  ------   -------  ------  -------
                                         (Dollars in Thousands)
Tangible Capital          $ 8,881     2.0%  $28,879     6.5%  $19,998    4.5%
Tier 1 Leverage (Core)
   Capital                 17,762     4.0%   28,879     6.5%   11,117    2.5%
Tier 1 Risk-Based (Core)
   Capital                  9,806     4.0%   28,879    11.8%   19,073    7.8%
Total Risk-Based Capital   19,612     8.0%   31,791    13.0%   12,179    5.0%

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

The principal use of the Bank's funds is the origination of mortgages and other loans and the purchase of investments and mortgage-backed securities. Loan originations were $145.3 million in fiscal 2003 compared to $128.3 million in fiscal 2002 and $95.2 million in fiscal 2001. Purchases of investments and mortgage-backed securities were $168.2 million in fiscal 2003 compared to $104.0 million in fiscal 2002 and $9.5 million in fiscal 2001.

Outstanding loan commitments for the Bank's residential mortgage loan portfolio amounted to $200,000 at March 31, 2003 compared to $272,000 at March 31, 2002. Those commitments were for adjustable rate mortgage loans in which the commitment generally expires in 45 days. In addition, unused lines of credit on home equity loans, credit cards, and other loans amounted to $33.5 million at March 31, 2003. Home equity loans are made on a floating rate basis with final maturities of 10 to 15 years. Credit cards are generally made on a floating rate basis, and are renewed annually or every other year. Management does not anticipate that the percentage of funds drawn on unused lines of credit will increase substantially over amounts currently utilized. In addition to the above commitments the Bank has undisbursed loans-in-process of $9.0 million at March 31, 2003. The loans-in-process will disburse over an average of 90 days. These commitments to originate loans and future advances of lines of credit are expected to be provided from loan amortizations and prepayments, deposit inflows, maturing investments and short-term borrowing capacity.

The Bank is required under applicable federal regulations to maintain a liquidity ratio at specified levels that are subject to change. The Bank must maintain a specified level in the form of cash or eligible investments. At March 31, 2003, the Bank's liquidity ratio was approximately 35%. Management believes that liquidity during fiscal 2004 can be met through the Bank's deposit base, which increased $49.4 million during fiscal 2003, and from maturing investments. Also, the Bank has another $61.4 million in unused borrowing capacity at FHLB.

Historically the Bank's cash flow from operating activities has been relatively stable. The cash flows from investing activities have had a trend of increasing outflows due to increases in purchases of mortgage-backed and investment securities. The cash flows from financing activities have had a trend of increased inflows due to increases in FHLB advances. See "Consolidated Statements of Cash Flows" in the Consolidated Financial Statements.

            SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
   Operations

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 143 - Accounting for Asset Retirement Obligations. This statement requires companies to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of assets. A corresponding asset (which is depreciated over the life of the asset) must be recorded. The provisions of SFAS No. 143 were adopted by the Company on January 1, 2003 with no impact on financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes prior pronouncements associated with impairments or disposal of long-lived assets. This statement establishes methodologies for assessing impairment of long-lived assets, including assets to be disposed of by sale or by other means. The adoption of this standard had no impact on the financial position of the Company.

In April 2002, the FASB issued SFAS No. 145 - Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4 - Reporting Gains and Losses from Extinguishments of Debt and SFAS No. 64 - Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement also rescinds SFAS No. 44 Accounting for Intangible Assets of Motor Carriers and amends SFAS No. 13 - Accounting for Leases. This new statement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if they meet the criteria of APB Opinion No. 30 - Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, which will distinguish transactions that are part of an entity's recurring operations from those unusual or infrequent or that meet the criteria for classification as an extraordinary item. The adoption of the provisions of SFAS No. 145 had no impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146 - Accounting for Costs Associated with Exit or Disposal Activities, which adddresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies
Emerging Issues Task Force (EITF) Issue No. 94-3   Liability Recognition for
Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement applies to costs associated with specific exit activities and requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The provisions of this statement were adopted by the Company on January 1, 2003 with no impact on the Company's financial position or results of operations.

In October 2002, the FASB Issued SFAS No. 147 - Accounting for Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, which brings all business combinations involving financial institutions, except mutual financial institutions, into the scope of SFAS No. 141 - Business Combinations. This statement requires all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, to be accounted for in accordance with SFAS No. 141 and the related intangible accounted for in accordance with SFAS No. 142. SFAS No. 147 removes such acquisitions from the scope of SFAS No. 72 - Accounting for Certain Acquisitions of Banking or Thrift Institutions. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer relationship intangibles of financial institutions. SFAS No. 147 was effective upon issuance and had no impact on the Company's financial statements.

             SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

  Management's Discussion and Analysis of Financial Condition and Results of
   Operations

RECENTLY ISSUED ACCOUNTING STANDARDS, CONTINUED

In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of SFAS Statement No.
123. This statement amends FASB Statement No. 123 - Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this standard effective December 31, 2002 and has included the required disclosures in the footnotes to the financials. The Company has not elected the fair value treatment of stock-based compensation and the adoption of this standard had no impact on its financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

                                                  Elliott Davis, LLC
                                                  Advisors - CPAs - Consultants
                                                  200 East Broad Street
                                                  P.O. Box 6286
ELLIOTT DAVIS                                     Greenville, SC 29606-6286
-------------------------------------------------------------------------------
                                                  Phone 864.242.3370
                                                  Fax 864.232.7161


          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Security Federal Corporation and Subsidiaries
Aiken, South Carolina

     We have audited the accompanying consolidated balance sheets of Security Federal Corporation and Subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three year period ended March 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Federal Corporation and Subsidiaries as of March 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the years in the three year period ended March 31, 2003, in conformity with accounting standards generally accepted in the United States of America.


                                             /s/ Elliott Davis LLC

Elliott Davis, LLC
Greenville, South Carolina
May 2, 2003

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                      Consolidated Balance Sheets
                                                                 March 31,
                                                           -------------------
                                                            2003         2002
                                                           ------       ------
ASSETS:
Cash And Cash Equivalents                              $8,238,690  $11,528,411
Investment And Mortgage-Backed Securities:
 Available For Sale:  (Amortized Cost of $157,821,789
  and $117,657,245 at March 31, 2003 and 2002,
  Respectively)                                       160,150,262  117,361,736
 Held To Maturity:  (Fair Value of $22,040,207 and
  $1,571,667 at March 31, 2003 and 2002,
  Respectively)                                        21,966,533    1,536,656
                                                      -----------  -----------
Total Investment And Mortgage-Backed Securities       182,116,795  118,898,392
Loans Receivable, Net:                                -----------  -----------
 Held For Sale                                          3,670,498    2,165,918
 Held For Investment:  (Net of Allowance of
  $4,911,224 and $3,689,079 at March 31, 2003 and
  2002, Respectively)                                 239,485,158  232,152,950
                                                      -----------  -----------
Total Loans Receivable, Net                           243,155,656  234,318,868
                                                      -----------  -----------
Accrued Interest Receivable:
 Loans                                                    976,134    1,249,273
 Mortgage-Backed Securities                               441,900      283,775
 Investments                                              667,735      650,034
                                                      -----------  -----------
Total Accrued Interest Receivable                       2,085,769    2,183,082
                                                      -----------  -----------
Premises And Equipment, Net                             5,219,947    4,859,140
Federal Home Loan Bank Stock, At Cost                   2,858,600    2,669,300
Repossessed Assets Acquired In Settlement Of Loans        151,450       98,157
Other Assets                                            1,077,078    1,764,980
                                                      -----------  -----------
Total Assets                                         $444,903,985 $376,320,330
                                                      ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
 Deposit Accounts                                    $358,473,601 $309,037,602
 Advances From Federal Home Loan Bank                  49,772,000   33,108,000
 Other Borrowings                                       4,193,480    6,169,411
 Advance Payments By Borrowers For Taxes
  And Insurance                                           279,425      247,149
 Other Liabilities                                      2,145,526    2,357,605
                                                      -----------  -----------
Total Liabilities                                     414,864,032  350,919,767
                                                      -----------  -----------
Shareholders' Equity:
 Serial Preferred Stock, $.01 Par Value; Authorized
  200,000 Shares; Issued And Outstanding, None                  -            -
 Common Stock, $.01 Par Value; Authorized 5,000,000
  Shares, Issued 2,529,584 And Outstanding Shares,
  2,507,717 at March 31, 2003 And 1,684,240 And
  1,671,459 at March 31, 2002                              25,298       16,842
 Additional Paid-In Capital                             3,995,230    3,985,312
 Indirect Guarantee Of Employee Stock Ownership
  Trust Debt                                             (444,685)    (358,297)
 Accumulated Other Comprehensive Income (Loss)          1,444,585     (183,335)
 Retained Earnings, Substantially Restricted           25,019,525   21,940,041
                                                      -----------  -----------
Total Shareholders' Equity                             30,039,953   25,400,563
                                                      -----------  -----------
Total Liabilities And Shareholders' Equity           $444,903,985 $376,320,330
                                                      ===========  ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                    Consolidated Statements of Income

                                                For the Years Ended March 31,
                                                ------------------------------
                                                 2003        2002        2001
                                                ------      ------      ------
Interest Income:
  Loans                                    $16,929,226 $19,462,998 $18,519,958
  Mortgage-Backed Securities                 3,453,195   2,752,563   2,253,322
  Investment Securities                      3,233,033   2,337,395   3,287,767
  Other                                         44,379      79,319      91,782
                                            ----------  ----------  ----------
Total Interest Income                       23,659,833  24,632,275  24,152,829
                                            ----------  ----------  ----------
Interest Expense:
  NOW And Money Market Accounts              2,450,502   2,307,002   2,671,159
  Passbook Accounts                            236,657     282,646     310,941
  Certificate Accounts                       5,002,233   7,392,855   6,964,464
  FHLB Advances And Other Borrowed Money     2,326,872   2,229,154   3,924,747
                                            ----------  ----------  ----------
Total Interest Expense                      10,016,264  12,211,657  13,871,311
                                            ----------  ----------  ----------
  Net Interest Income                       13,643,569  12,420,618  10,281,518
  Provision For Loan Losses                  1,800,000   1,525,000     925,000
Net Interest Income After Provision For     ----------  ----------  ----------
   Loan Losses                              11,843,569  10,895,618   9,356,518
                                            ----------  ----------  ----------
Other Income:
  Gain On Sale Of Investment Securities          4,245      29,817           -
  Gain On Sale Of Loans                      1,656,152   1,522,535     496,132
  Gain On Sale Of Loan Servicing                     -           -     400,000
  Loan Servicing Fees                          208,791     198,124     302,885
  Service Fees On Deposit Accounts           1,272,782   1,166,958   1,064,030
  Income From Real Estate Operations                 -           -      46,741
  Other                                        669,143     547,305     429,941
                                            ----------  ----------  ----------
Total Other Income                           3,811,113   3,464,739   2,739,729
                                            ----------  ----------  ----------
General And Administrative Expenses:
  Compensation And Employee Benefits         5,953,904   5,805,020   4,798,804
  Occupancy                                    813,113     807,430     679,303
  Advertising                                  216,204     175,256     200,668
  Depreciation And Maintenance Of Equipment  1,055,181   1,100,237   1,021,274
  Amortization Of Intangibles                  185,210     465,240     465,240
  FDIC Insurance Premiums                       52,793      48,442      45,949
  Other                                      2,206,237   1,934,847   1,640,022
                                            ----------  ----------  ----------
Total General And Administrative Expenses   10,482,642  10,336,472   8,851,260
                                            ----------  ----------  ----------
Income Before Income Taxes                   5,172,040   4,023,885   3,244,987
Provision For Income Taxes                   1,940,879   1,514,299   1,117,553
                                            ----------  ----------  ----------
Net Income                                  $3,231,161  $2,509,586  $2,127,434
                                            ==========  ==========  ==========

Net Income Per Common Share (Basic)             $ 1.29      $ 1.00      $ 0.85
                                            ==========  ==========  ==========
Net Income Per Common Share (Diluted)           $ 1.26      $ 0.98      $ 0.83
                                            ==========  ==========  ==========
Cash Dividend Per Share On Common Stock         $ 0.0602    $ 0.0536    $0.0536
                                            ==========  ==========  ==========
Weighted Average Shares Outstanding(Basic)   2,508,774   2,506,709   2,509,041
                                            ==========  ==========  ==========
Weighted Average Shares Outstanding(Diluted) 2,558,607   2,560,368   2,555,664
                                            ==========  ==========  ==========
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

    Consolidated Statements of Shareholders' Equity and Comprehensive Income
              For the Years Ended March 31, 2003, 2002 and 2001

                                        Additional                   Accumulated Other
                                Common  Paid - In  Indirect Guarantee  Comprehensive   Retained
                                Stock   Capital       of ESOP Debt     Income (Loss)   Earnings     Total
                                ------  ---------- ------------------  --------------  ---------  ----------
Balance At March 31, 2000      $ 8,421  $3,993,733    $ (186,803)      $ (1,629,150) $17,572,500 $19,758,701
Net Income                           -           -             -                  -    2,127,434   2,127,434
Other Comprehensive Income,
 Net Of Tax:
 Unrealized Holding Gains On
  Securities Available For Sale      -           -             -          1,977,165            -   1,977,165
                                                                                                  ----------
Comprehensive Income                 -           -             -                  -            -   4,104,599
2-For-1 Stock Split              8,421      (8,421)            -                  -            -           -
Increase in Indirect Guarantee
 of ESOP Debt                        -           -      (228,197)                 -            -    (228,197)
Cash Dividends                       -           -             -                  -     (134,739)   (134,739)
                                ------  ----------    ----------          ---------  -----------  ----------
Balance At March 31, 2001      $16,842  $3,985,312    $ (415,000)         $ 348,015  $19,565,195 $23,500,364
                                ======   =========    ==========          =========  ===========  ==========

                                        Additional                   Accumulated Other
                                Common  Paid - In  Indirect Guarantee  Comprehensive   Retained
                                Stock   Capital       of ESOP Debt     Income (Loss)   Earnings     Total
                                ------  ---------- ------------------  --------------  ---------  ----------
Balance At March 31, 2001      $16,842  $3,985,312    $ (415,000)         $ 348,015  $19,565,195 $23,500,364
Net Income                           -           -             -                  -    2,509,586   2,509,586
Other Comprehensive Income,
 Net Of Tax:
 Unrealized Holding Losses On
  Securities Available For Sale      -           -             -           (511,671)           -    (511,671)
 Reclassification Adjustment For
  Gains Included In Net Income       -           -             -            (19,679)           -     (19,679)
                                                                                                  ----------
Comprehensive Income                 -           -             -                  -            -   1,978,236
Decrease in Indirect Guarantee
 of ESOP Debt                        -           -        56,703                  -            -      56,703
Cash Dividends                       -           -             -                  -     (134,740)   (134,740)
                                ------  ----------    ----------          ---------  -----------  ----------
Balance At March 31, 2002     $ 16,842  $3,985,312    $ (358,297)         $(183,335) $21,940,041 $25,400,563
                                ======   =========    ==========          =========  ===========  ==========

                                        Additional                   Accumulated Other
                                Common  Paid - In  Indirect Guarantee  Comprehensive   Retained
                                Stock   Capital       of ESOP Debt     Income (Loss)   Earnings     Total
                                ------  ---------- ------------------  --------------  ---------  ----------
Balance At March 31, 2002      $16,842  $3,985,312    $ (358,297)         $ 183,335  $21,940,041 $25,400,563
Net Income                           -           -             -                  -    3,231,161   3,231,161
Other Comprehensive Income,
 Net Of Tax:
 Unrealized Holding Gains On
  Securities Available For Sale      -           -             -          1,630,552            -   1,630,552
 Reclassification Adjustment For
  Gains Included In Net Income       -           -             -             (2,632)           -      (2,632)
                                                                                                  ----------
Comprehensive Income                 -           -             -                  -            -   4,859,081
Exercise of Stock Options           23      18,473                                                    18,496
3-for-2 Stock Split              8,433      (8,555)                                                     (122)
Increase in Indirect Guarantee
 of ESOP Debt                        -           -       (86,388)                 -            -     (86,388)
Cash Dividends                       -           -             -                  -     (151,677)   (151,677)
                                ------  ----------    ----------          ---------  -----------  ----------
Balance At March 31, 2003     $ 25,298  $3,995,230    $ (444,685)        $1,444,585  $25,019,525 $30,039,953
                                ======   =========    ==========          =========  ===========  ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                 For the Years Ended March 31,
                                                ------------------------------
                                                 2003        2002        2001
                                                ------      ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                $3,231,161  $2,509,586  $2,127,434
  Adjustments To Reconcile Net Income To
   Net Cash Provided By Operating Activities:
   Depreciation                                825,253     959,341     893,682
   Amortization Of Intangibles                 185,210     465,240     465,240
   Discount Accretion And Premium Amortization 327,329     178,126      25,750
   Provisions For Losses On Loans And Real
     Estate                                  1,800,000   1,525,000     875,000
   Gain On Sales Of Loans                   (1,656,152) (1,522,535)   (496,132)
   Gain On Sales Of Investment Securities       (4,245)    (29,817)          -
   (Gain) Loss On Sale Of Real Estate          (68,419)     13,681     (88,134)
   Amortization Of Deferred Fees On Loans     (209,430)   (223,581)   (148,692)
   (Gain) Loss On Disposition Of Premises
     And Equipment                               1,811        (330)      6,008
   Proceeds From Sale Of Loans Held For
     Sale                                   82,001,517  86,027,850  29,042,592
   Origination Of Loans For Sale           (81,849,945)(84,455,282)(29,496,735)
   (Increase) Decrease In Accrued Interest
     Receivable:
     Loans                                     273,139      98,905    (384,959)
     Mortgage-Backed Securities               (158,125)   (103,798)     24,026
     Investments                               (17,701)    (77,960)    189,354
     (Decrease) Increase In Advance Payments
       By Borrowers                             32,276    (135,329)      8,818
     Other, Net                               (749,680) (1,098,713)   (206,547)
                                             ---------   ---------   ---------
Net Cash Provided By Operating Activities    3,963,999   4,130,384   2,836,705
                                             ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase Of Mortgage-Backed Securities
   Available For Sale                      (80,157,881)(40,134,586) (7,496,845)
 Principal Repayments On Mortgage-Backed
   Securities Available For Sale            30,444,934  17,931,424   6,627,764
 Principal Repayments On Mortgage-Backed
   Securities Held To Maturity                 431,751     740,244     416,356
 Purchase Of Investment Securities Held
   To Maturity                             (20,995,471)          -           -
 Purchase Of Investment Securities
   Available For Sale                      (67,041,485)(63,835,317) (1,975,000)
 Maturities Of Investment Securities
   Available For Sale                       75,281,684  34,642,931  22,689,718
 Maturities Of Investment Securities
   Held To Maturity                            133,025     102,351           -
 Proceeds From Sales Of Investment
   Securities Available For Sale               985,938   2,003,738           -
 Proceeds From Sale of Mortgage-Backed
   Securities Available For Sale                     -   3,075,600           -
 Purchase Of FHLB Stock                     (1,017,500)          -    (825,400)
 Redemption Of FHLB Stock                      828,200     761,700           -
 Increase In Loans Receivable               (9,796,818) (5,075,962)(38,154,684)
 Investment In Real Estate Held For
   Development                                       -           -    (463,361)
 Proceeds From Sale Of Real Estate Held For
   Development                                       -           -   1,095,900
 Proceeds From Sale Of Repossessed Assets      847,009     468,475     582,019
 Purchase And Improvement Of Premises And
   Equipment                                (1,187,871)   (555,194) (1,877,954)
                                             ---------   ---------   ---------
Net Cash Used By Investing Activities      (71,244,485)(49,874,596)(19,381,487)
                                            ----------  ----------  ----------
                                                                    (Continued)

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                                                 For the Years Ended March 31,
                                                ------------------------------
                                                 2003        2002        2001
                                                ------      ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase In Deposit Accounts              49,435,999  51,627,185  28,587,086
  Proceeds From FHLB Advances              119,200,000  75,075,000  98,273,305
  Repayment Of FHLB Advances             (102,536,000)(84,671,000)(106,180,305)
  Proceeds (Repayment) Of Other
    Borrowings, Net                         (1,975,931)  2,760,049   1,198,862
  Purchase Of Fractional Shares Due
    To Stock Split                                (122)          -           -
  Proceeds From Exercise Of Stock Options       18,496           -           -
  Dividends To Shareholders                   (151,677)   (134,740)   (134,739)
                                            ----------  ----------  ----------
Net Cash Provided By Financing Activities   63,990,765  44,656,494  21,744,209
Net Increase (Decrease) In Cash And         ----------  ----------  ----------
  Cash Equivalents                          (3,289,721) (1,087,718)  5,199,427
Cash And Cash Equivalents At Beginning
  Of Year                                   11,528,411  12,616,129   7,416,702
                                            ----------  ----------  ----------
Cash And Cash Equivalents At End Of Year    $8,238,690 $11,528,411 $12,616,129
                                            ==========  ==========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash Paid During The Period For:
  Interest                                 $10,246,814 $12,780,647 $13,596,058
                                            ==========  ==========  ==========
  Income Taxes                             $ 2,710,335 $ 1,994,513 $ 1,503,183
                                            ==========  ==========  ==========
Supplemental Schedule Of Non Cash
  Transactions:
  Additions To Repossessed Assets          $   874,040 $   402,656 $   332,203
  (Increase) Decrease In Unrealized Net     ==========  ==========  ==========
    Loss On Securities Available For
    Sale, Net Of Taxes                     $ 1,627,920 $  (531,350) $1,977,165
                                            ==========  ==========  ==========


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


(b)  Cash and Cash Equivalents
     -------------------------
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing balances in other banks, and federal funds sold. Cash equivalents have original maturities of three months or less.


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

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

(1)  Significant Accounting Policies, Continued
     ------------------------------------------
(d)  Allowance for Loan Losses
     -------------------------
The Company provides for loan losses using the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to the allowance for loan losses. Additions to the allowance for loan losses are provided by charges to operations based on various factors which, in Management's judgment, deserve current recognition in estimating possible losses. Such factors considered by Management include the fair value of the underlying collateral; stated guarantees by the borrower, if applicable, the borrower's ability to repay from other economic resources, growth and composition of the loan portfolios, the relationship of the allowance for loan losses to outstanding loans, loss experience, delinquency trends, and general economic conditions. Management evaluates the carrying value of the loans periodically and the allowance is adjusted accordingly. While Management uses the best information available to make evaluations, future adjustment to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making these evaluations. Allowances for loan losses are subject to periodic evaluations by various regulatory authorities and may be subject to adjustments based upon the information that is available at the time of their examinations.

The Company values impaired loans at the loan's fair value if it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement at the present value of expected cash flows, the market price of the loan, if available, or the value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to interest then to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

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

Deposit based premiums, representing the cost of acquiring deposits from other financial institutions, are included in the balance sheet as "Other Assets" and are amortized by charges to operations over the expected periods to be benefited. The effective amortization period for intangible assets is approximately 10 years.

The balance of intangible assets was zero and $185,000 at March 31, 2003 and March 31, 2002, respectively.

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

(l)  Fair Value of Financial Instruments
     -----------------------------------
The Company discloses the fair value of on- and off-balance sheet financial instruments when it is practicable to do so. Fair values are based on quoted market prices, where available, on estimates of present value, or on other valuation techniques. These estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and significant judgment. In addition, the Company does not disclose the fair value of non-financial instruments. Accordingly, the aggregate fair values presented do not represent the underlying fair value of the Company.

Fair value approximates carrying value for the following financial instruments due to the short-term nature of the instrument: cash and cash equivalents.

Securities are valued using quoted fair market prices.

Fair value for the Company's off-balance sheet financial instruments is based on the discounted present value of the estimated future cash flows.

Fair value for variable rate loans that reprice frequently, loans held for sale, and loans that mature in less than three months is based on the carrying value. Fair value for fixed rate mortgage loans, personal loans, and other loans (primarily commercial) maturing after three months is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality.

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

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

(1)  Significant Accounting Policies, Continued
     ------------------------------------------

(m)  Stock-Based Compensation
     ------------------------
At March 31, 2003, the Company sponsored stock-based compensation plans, which are described more fully in Note 12. The Company has elected the disclosure - only provision of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share amounts as of the year ended March 31 would have been reduced to the pro forma amounts indicated below.

                                                   2003       2002       2001
                                                  ------     ------     ------
Net Income, As Reported                       $3,231,161  2,509,586 $2,127,434
Deduct: Total stock-based employee
 compensation expense determined under fair-
 value based method for all awards            $ (205,804)  (111,908)   (56,782)
Net Income, Pro Forma                         $3,025,357  2,397,678 $2,070,652
Net Income Per Common Share (Basic),
 As Reported                                  $     1.29       1.00 $     0.85
Net Income Per Common Share (Basic),
 Pro Forma                                    $     1.21       0.96 $     0.83
Net Income Per Common Share (Diluted),
 As Reported                                  $     1.26       0.98 $     0.83
Net Income Per Common Share (Diluted),
 Pro Forma                                    $     1.18       0.94 $     0.81


(n)  Earnings Per Share
     ------------------
Net income per share is computed by dividing consolidated net income by the weighted average number of common shares outstanding during the period. The treasury stock method is used to compute the dilutive effect of stock options in the diluted weighted average number of common shares. All per share data has been restated to reflect the 3-for-2 stock split that occurred during the year ended March 31, 2003.

                                          For the Year Ended
                              March 31, 2003               March 31, 2002
                       -------------------------     -------------------------
                                       Per share                     Per share
                       Income   Shares   amounts     Income   Shares   amounts
                       ------   ------   -------     ------   ------   -------
Basic EPS          $3,231,161 2,508,774   $1.29  $2,509,586 2,506,709   $1.00
Dilutive effect of:
  Stock Options             -    33,166   (0.02)          -    34,068   (0.01)
  ESOP                      -    16,667   (0.01)          -    19,591   (0.01)
                       ------   ------   -------     ------   ------   -------
Diluted EPS        $3,231,161 2,558,607   $1.26  $2,509,586 2,560,368   $0.98

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

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

(1)  Significant Accounting Policies, Continued
     ------------------------------------------

(p)  Recently Issued Accounting Standards
     ------------------------------------
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 143 - Accounting for Asset Retirement Obligations. This statement requires companies to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of assets. A corresponding asset (which is depreciated over the life of the asset) must be recorded. The provisions of SFAS No. 143 were adopted by the Company on January 1, 2003 with no impact on financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes prior pronouncements associated with impairments or disposal of long-lived assets. This statement establishes methodologies for assessing impairment of long-lived assets, including assets to be disposed of by sale or by other means. The adoption of this standard had no impact on the financial position of the Company.

In April 2002, the FASB issued SFAS No. 145 - Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4 - Reporting Gains and Losses from Extinguishments of Debt and SFAS No. 64 - Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement also rescinds SFAS No. 44 Accounting for Intangible Assets of Motor Carriers and amends SFAS No. 13 Accounting for Leases. This new statement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if they meet the criteria of APB Opinion No. 30 - Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, which will distinguish transactions that are part of an entity's recurring operations from those unusual or infrequent or that meet the criteria for classification as an extraordinary item. The adoption of the provisions of SFAS No. 145 has no impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146   Accounting for Costs Associated
with Exit or Disposal Activities, which adddresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 - Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement applies to costs associated with specific exit activities and requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The provisions of this statement were adopted by the Company on January 1, 2003 with no impact on financial position or results of operations.

In October 2002, the FASB Issued SFAS No. 147-Accounting for Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, which brings all business combinations involving financial institutions, except mutual financial institutions, into the scope of SFAS No. 141-Business Combinations. This statement requires all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with SFAS No. 141 and the related intangible accounted for in accordance with SFAS No. 142. SFAS No. 147 removes such acquisitions from the scope of SFAS No. 72-Accounting for Certain Acquisitions of Banking or Thrift Institutions. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer relationship intangibles of financial institutions. SFAS No. 147 was effective upon issuance and had no impact on the Company's financial statements since all of the Company's intangibles were fully amortized in 2003.

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

(1)  Significant Accounting Policies, Continued
     ------------------------------------------
In December 2002, the FASB issued SFAS No. 148-Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS Statement No. 123. This statement amends FASB Statement No. 123-Accounting for Stock-Based Compensation , to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this standard effective December 31, 2002 and has included the required disclosures in the footnotes to the financials. The Company has not elected the fair value treatment of stock-based compensation and the adoption of this standard had no impact on its financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

(q)  Risks and Uncertainties
     -----------------------
In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk, and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable, the valuation of real estate held by the Company, and the valuation of loans held for sale and mortgage-backed securities available for sale. The Company is subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances, and operating restrictions, resulting form the regulators' judgements based on information available to them at the time of their examination.


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

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

(2)  Investment and Mortgage-Backed Securities, Available for Sale
     -------------------------------------------------------------
The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

                                            March 31, 2003
                            --------------------------------------------------
                                           Gross       Gross
                                           Unrealized  Unrealized
                            Amortized Cost Gains       Losses       Fair value
                            -------------- ----------  ----------  -----------
FHLB Securities               $ 47,062,029  $ 744,865   $  13,094  $47,793,800
Federal Farm Credit Securities   5,062,776     66,304           -    5,129,080
FHLMC Bonds                        804,637     11,114           -      815,751
Mortgage-Backed Securities     104,892,347  1,637,286     118,002  106,411,631
                               -----------  ---------    --------  -----------
                              $157,821,789 $2,459,569   $ 131,096 $160,150,262
                               ===========  =========    ========  ===========


                                            March 31, 2002
                            --------------------------------------------------
                                           Gross       Gross
                                           Unrealized  Unrealized
                            Amortized Cost Gains       Losses       Fair value
                            -------------- ----------  ----------  -----------
FHLB Securities               $ 51,434,653  $ 182,122   $ 787,932  $50,828,843
Federal Farm Credit Securities   8,536,297     39,795      50,392    8,525,700
FHLMC Bonds                      2,012,874     17,493      28 607    2,001,760
Mortgage-Backed Securities      55,673,421    594,414     262,402   56,005,433
                               -----------  ---------    --------  -----------
                              $117,657,245 $ 833,824   $1,129,333 $117,361,736
                               ===========  =========   =========  ===========


The amortized cost and fair value of investment and mortgage-backed securities available for sale at March 31, 2003 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties.

                                   Amortized Cost          Fair value
                                   --------------          ----------
     Less Than 1 Year              $   1,998,091          $ 1,999,680
     1 - 5 Years                      25,852,853           26,332,341
     More Than 5 Years                25,078,498           25,406,610
     Mortgage-Backed Securities      104,892,347          106,411,631
                                    -------------         -----------
                                    $157,821,789         $160,150,262
                                    =============         ===========

At March 31, 2003, investment and mortgage-backed securities available for sale of $29.0 million were pledged as collateral for certain deposit accounts. In addition, the Bank had pledged $16.1 million of investment and mortgage-backed securities as collateral for FHLB advances and other borrowings.

The Bank received approximately $986,000 and $5,079,000 proceeds from sales of available for sale securities with approximately $4,200 and $29,800 recorded in gross gains and no gross losses in the years ended March 31, 2003 and 2002, respectively. The Bank sold no securities in the year ended March 31, 2001.

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

(3)  Investment and Mortgage-Backed Securities, Held to Maturity
     -----------------------------------------------------------
The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

                                            March 31, 2003
                            --------------------------------------------------
                                           Gross       Gross
                                           Unrealized  Unrealized
                            Amortized Cost Gains       Losses       Fair value
                            -------------- ----------  ----------  -----------
FHLB Securities               $ 18,989,813  $  15,661   $  14,071  $18,991,403
Federal Farm Credit Securities   2,005,459     20,481           -    2,025,940
FNMA Securities                     30,331         11           -       30,342
Mortgage-Backed Securities         940,930     51,592           -      992,522
                               -----------  ---------    --------  -----------
                              $ 21,966,533 $   87,745   $  14,071 $ 22,040,207
                               ===========  =========    ========  ===========


                                            March 31, 2002
                            --------------------------------------------------
                                           Gross       Gross
                                           Unrealized  Unrealized
                            Amortized Cost Gains       Losses       Fair value
                            -------------- ----------  ----------  -----------
FNMA Securities               $    163,356  $   2,771   $       -  $   166,127
Mortgage-Backed Securities       1,373,300     32,240           -    1,405,540
                               -----------  ---------    --------  -----------
                              $  1,536,656  $  35,011   $       -  $ 1,571,667
                               ===========  =========   =========  ===========

The amortized cost and fair value of investment and mortgage-backed securities held to maturity at March 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities due to call features on certain investments.

                                   Amortized Cost          Fair value
                                   --------------          ----------
     Less Than 1 Year              $           -          $         -
     1 - 5 Years                      10,029,633           10,044,843
     More Than 5 Years                10,995,970           11,002,842
     Mortgage-Backed Securities          940,930              992,522
                                    -------------         -----------
                                    $ 21,966,533         $ 22,040,207
                                    =============         ===========

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

(4)  Loans Receivable, Net
     ---------------------

Loans receivable, net, at March 31 consisted of the following:

                                                           2003         2002
                                                          ------       ------
     Residential Real Estate Loans                   $99,948,293 $100,065,942
     Consumer Loans                                   46,594,413   49,851,549
     Commercial Business And Real Estate Loans       106,996,940   97,396,184
     Loans Held For Sale                               3,670,498    2,165,918
                                                     -----------  -----------
                                                     257,210,144  249,479,593
                                                     -----------  -----------
     Less:
       Allowance For Loan Losses                       4,911,224    3,689,079
       Loans In Process                                8,990,687   11,287,518
       Deferred Loan Fees                                152,577      184,128
                                                     -----------  -----------
                                                      14,054,488   15,160,725
                                                     -----------  -----------
     Total Loans Receivable, Net                    $243,155,656 $234,318,868
                                                     ===========  ===========

Changes in the allowance for loan losses for the years ended March 31 are summarized as follows:
                                                 2003        2002        2001
                                                ------      ------      ------
     Balance At Beginning Of Year           $3,689,079  $2,784,117  $2,120,767
     Provision For Loan Losses               1,800,000   1,525,000     925,000
     Charge Offs                              (909,494)   (817,680)   (329,825)
     Recoveries                                331,639     197,642      68,175
                                             ---------   ---------   ---------
     Total Allowance For Loan Losses        $4,911,224  $3,689,079  $2,784,117
                                             =========   =========   =========


The following table sets forth the amount of the Company's non-accrual loans and the status of the related interest income at March 31.

                                                           2003         2002
                                                          ------       ------
          Non-Accrual Loans                           $1,040,000   $1,390,000
                                                       =========    =========
          Interest Income That Would Have Been
            Recognized Under Original Terms           $   44,173   $   58,000
                                                       =========    =========

Loans serviced for others at March 31, 2003, 2002 and 2001, were approximately $646,000, $671,000, and $48.3 million, respectively. On January 31, 2001, the Company sold the mortgage loan servicing for others to another bank. The gain on sale of servicing was $400,000. The Company sub-serviced the mortgage loans for the buyer of the servicing, until the transfer date of April 15, 2001.

At March 31, 2003 and 2002, impaired loans amounted to $1.2 million and $897,000, respectively. Losses on impaired loans are accounted for in the allowance for loan loss. For the years ended March 31, 2003 and 2002, the average recorded investment in impaired loans was $1.0 million and $786,000, respectively.

The Bank blanket pledges its portfolio of single family mortgage loans to secure FHLB advances.

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

(5)  Premises and Equipment, Net
     ---------------------------

Premises and equipment, net, at March 31 are summarized as follows:

                                                           2003         2002
                                                          ------       ------
          Land                                         $ 496,163      496,163
          Buildings And Improvements                   5,420,768    5,180,492
          Furniture And Equipment                      5,295,138    5,032,015
          Construction In Progress                       397,080        1,750
                                                      ----------   ----------
                                                      11,609,149   10,710,420
          Less Accumulated Depreciation               (6,389,202)  (5,851,280)
                                                      ----------   ----------
          Total Premises And Equipment, Net          $ 5,219,947    4,859,140
                                                      ==========   ==========

The construction in progress at March 31, 2003 was for a new branch facility in the city of Lexington, South Carolina which should be completed during the summer of 2003.

Depreciation expense for the years ended March 31, 2003, 2002, and 2001 was approximately $825,000, $959,000, and $894,000, respectively.

The Bank has entered into non-cancelable operating leases related to buildings and land. At March 31, 2003, future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows (by fiscal year):


          2004               $  277,406
          2005                  277,406
          2006                  273,180
          2007                  252,050
          2008                  251,367
          Thereafter          2,006,253
                              ---------
                             $3,337,662
                              =========

Total rental expense amounted to $209,000, $190,000, and $150,000 for the years ended March 31, 2003, 2002 and 2001, respectively. Five lease agreements with monthly expenses of $7,083, $2,407, $2,113, $743, and $700 have renewal options of 45, 10, 10, 30, and 20 years, respectively.


(6)  FHLB Stock
     ----------

Every federally insured savings institution is required to invest in FHLB stock. No ready market exists for this stock and it has no quoted fair value. However, because redemption of this stock has historically been at par, it is carried at cost.

The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of: (1) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year; or, (2) 1/20th of its advances (borrowings) from the FHLB of Atlanta. The Bank is in compliance with this requirement with an investment in FHLB of Atlanta stock of $2.9 million as of March 31, 2003.

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

(7)  Real Estate Operations
     ----------------------

The Company participated in a real estate joint venture near Aiken, named Willow Woods. The Company owned 50% of the Willow Woods partnership as a joint venture. The joint venture has been consolidated into the Company's financial statements because the Company had voting control in the partnership. In the latter part of fiscal 2001, the Company liquidated the remaining assets of the Willow Woods partnership and therefore, the Company had no investment in real estate held for development and sale at March 31, 2003 and 2002. Income from real estate operations at March 31 is as follows:

                                                  2003      2002       2001
                                                 ------    ------     ------
     Real Estate Held For Development And Sale:
       Sales                                     $    -         -  $1,095,900
       Cost Of Sales                                  -         -   1,049,159
                                                 ------    ------   ---------
     Gross Profit                                     -         -      46,741
     Recovery Of Previously Recognized Loss           -         -     (50,000)
     Other Expenses, Net                              -         -      72,099
                                                 ------    ------   ---------
     Net Income                                  $    -         -    $ 24,642
                                                 ======    ======   =========

(8)  Deposits
     --------

Deposits outstanding by type of account are summarized as follows:


                            At March 31, 2003          At March 31, 2002
                       ------------------------- -------------------------
                                          Interest                    Interest
                                Weighted  Rate              Weighted  Rate
                        Amount   Rate     Range      Amount   Rate    Range
                      ---------- ----- ----------  ---------- ----- ----------
Checking Accounts    $82,521,610 0.50% 0.00-1.98% $71,906,781 0.58% 0.00-2.47%
Money Market Accts.  102,396,950 2.21% 1.09-2.32%  74,074,781 2.73% 1.74-2.96%
Passbook Accounts     16,455,391 1.23% 0.00-2.50%  15,106,897 1.75% 0.00-2.50%
                     ----------- ----- ---------- ----------- ----- ----------
Total                201,373,951 1.43% 0.00-2.50% 161,088,510 1.68% 0.00-2.96%
                     ----------- ----- ---------- ----------- ----- ----------
Certificate Accounts:
0.00-4.99%           144,633,770                  127,067,831
5.00-6.99%            12,437,463                   19,982,399
7.00-8.99%                28,417                      898,862
                     -----------                  -----------
Total                157,099,650 2.92% 1.21-7.02% 147,949,092 3.59% 0.00-7.26%
                     ----------- ----- ---------- ----------- ----- ----------
Total Deposits      $358,473,601 2.08% 0.00-7.02%$309,037,602 2.60% 0.00-7.26%
                    =========== ====  =========   =========== ====  =========

The aggregate amount of short-term certificates of deposit with a minimum denomination of $100,000 was $44.4 million and $45.5 million at March 31, 2003 and 2002, respectively. The amounts and scheduled maturities of all certificates of deposit at March 31 are as follows:

                                                         March 31,
                                                     2003         2002
                                                    ------       ------
     Within 1 Year                            $118,710,363 $125,974,703
     After 1 Year, Within 2                     13,749,850   15,454,043
     After 2 Years, Within 3                     3,160,787    2,202,571
     After 3 Years, Within 4                     5,272,712      817,484
     After 4 Years, Within 5                    16,205,938    3,500,291
     Thereafter                                          -            -
                                               -----------  -----------
                                              $157,099,650 $147,949,092
                                               ===========  ===========

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

(9)  Advances From Federal Home Loan Bank (FHLB) And Other Borrowings
     ----------------------------------------------------------------

Advances from the FHLB at March 31 are summarized by year of maturity and weighted average interest rate below:

                                2003                    2002
                        ------------------------   ------------------------
Year Ending March 31     Amount    Weighted Rate    Amount    Weighted Rate
                        --------   -------------   --------   -------------
2003                    $      -           -     $5,000,000        6.40%
2004                   1,700,000        1.48%             -           -
2005                  10,072,000        6.14%    10,108,000        6.15%
2006                  23,000,000        4.93%    18,000,000        5.98%
2007                           -           -              -           -
Thereafter            15,000,000        3.09%             -           -
                      ----------   ------------- ----------   -------------
                     $49,772,000        4.50%   $33,108,000        6.09%
                      ==========       ======    ==========       ======

These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank's portfolio of residential first mortgage loans and approximately $11.9 million of investment securities. Advances are subject to prepayment penalties.

The following tables show callable FHLB advances as of the dates indicated. These advances are also included in the above table. All callable advances are callable at the option of the FHLB. If an advance is called, the Bank has the option to payoff the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

                        As of March 31, 2003
-------------------------------------------------------------------
Borrow Date Maturity Date  Amount   Int. Rate  Type      Call Dates
----------- -------------  ------   ---------  ----      ----------
11/10/00    11/10/05      $5,000,000  5.85%  Multi-Call  5/10/03 and quarterly
                                                          thereafter
09/04/02    09/04/07       5,000,000  2.82%  1 Time Call 09/04/05
11/07/02    11/07/12       5,000,000  3.354% 1 Time Call 11/07/07
03/10/03    03/10/06       5,000,000  1.15%  Multi-Call  3/10/04 and quarterly
                                                          thereafter

                       As of March 31, 2002
-------------------------------------------------------------------
Borrow Date Maturity Date  Amount   Int. Rate  Type      Call Dates
----------- -------------  ------   ---------  ----      ----------
03/17/00    03/17/03      $1,356,695  6.36%  Multi-Call  6/17/02 and quarterly
                                                          thereafter
10/25/00    10/25/05       8,000,000  6.04%  1 Time Call 10/25/02
11/10/00    11/10/05       5,000,000  5.85%  Multi-Call  5/10/02 and quarterly
                                                          thereafter
11/17/00    11/17/05       5,000,000  6.00%  1 Time Call 11/17/02
03/19/01    03/17/03       3,643,305  6.41%  Multi-Call  6/17/02 and quarterly
                                                          thereafter




At March 31, 2003, the Bank had $61.4 million in additional borrowing capacity at the FHLB.

The Bank had $4.2 million and $6.2 million in other borrowings (non-FHLB advances) at March 31, 2003 and 2002, respectively. These borrowings consisted of repurchase agreements with certain commercial demand deposit customers for sweep accounts. The interest rate paid on these borrowings floats monthly with
the 13 week Treasury bill.   At March 31, 2003 and 2002, the interest rate paid
on these borrowings were 1.17% and 1.73%, respectively. The Bank had pledged $5.1 million in investment securities at March 31, 2003 and $9.0 million at March 31, 2002, respectively, as collateral for these borrowings.

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

(10) Income Taxes
     ------------

Income tax expense is comprised of the following:

                                               For the Years Ended March 31,
                                              ------------------------------
                                               2003        2002        2001
                                              ------      ------      ------
Current:
   Federal                                $2,380,675   1,799,303  $1,323,058
   State                                     247,582     200,700      46,000
                                           ---------   ---------   ---------
Total Current Tax Expense                  2,628,257   2,000,003   1,369,058
Deferred:                                  ---------   ---------   ---------
   Federal                                  (525,982)   (348,904)   (251,505)
   State                                    (161,396)   (136,800)          -
                                           ---------   ---------   ---------
Total Deferred Tax Expense                  (687,378)   (485,704)   (251,505)
                                           ---------   ---------   ---------
Total Income Tax Expense                  $1,940,879   1,514,299  $1,117,553
                                           =========   =========   =========

The Company's income taxes differ from those computed at the statutory federal income tax rate, as follows:

                                               For the Years Ended March 31,
                                              ------------------------------
                                               2003        2002        2001
                                              ------      ------      ------
   Tax At Statutory Income Tax Rate       $1,758,494  $1,368,121  $1,103,296
   State Tax And Other                       182,385     146,178      14,257
                                           ---------   ---------   ---------
   Total Income Tax Expense               $1,940,879  $1,514,299  $1,117,553
                                           =========   =========   =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

                                                        At March 31,
                                                     2003         2002
                                                    ------       ------
   Deferred Tax Assets:
      Provision For Loan Losses                 $1,964,489   $1,475,632
      Goodwill Tax Basis Over Financial
        Statement Basis                            568,208      680,221
      Net Fees Deferred For Financial Reporting 185,108 168,042 Unrealized Loss On Securities Available
        For Sale                                         -      112,174
      Other                                         86,292       23,254
                                                 ---------    ---------
   Total Gross Deferred Tax Assets               2,804,097    2,459,323
   Deferred Tax Liabilities:                     ---------    ---------
      Unrealized Gain On Securities Available
        For Sale                                   883,888            -
      FHLB Stock Basis Over Tax Basis              133,367      133,367
      Depreciation                                 192,599       91,968
      Other                                        133,367      464,428
                                                 ---------    ---------
   Total Gross Deferred Tax Liability            1,343,221      689,763
                                                 ---------    ---------
   Net Deferred Tax Asset                       $1,460,876   $1,769,560
                                                 =========    =========

The balance of the change in the net deferred tax asset results from the current period deferred tax expense of $687,378. The net deferred tax asset is included in other assets in the accompanying consolidated balance sheets.

No valuation allowance for deferred tax assets was required at March 31, 2003 and 2002. The realization of net deferred tax assets may be based on utilization of carrybacks to prior taxable periods, anticipation of future taxable income in certain periods, and the utilization of tax planning strategies. Management has determined that the net deferred tax asset can be supported based upon these criteria.

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

As of March 31, 2003 and 2002, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank had to maintain total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage ratios at 10%, 6%, and 5%, respectively. There are no conditions or events that management believes have changed the Bank's classification.

The Bank's regulatory capital amounts and ratios are as follows as of the dates indicated:

                                                        To Be Well Capitalized
                                                 For   Under Prompt Corrective
                                                 Capital       Action
                                   Actual        Adequacy      Provisions
                                 -------------  -------------  -------------
                                 Amount  Ratio  Amount  Ratio  Amount  Ratio
                                 ------  -----  ------  -----  ------  -----
                                           (Dollars in Thousands)

March 31, 2003
Tier 1 Risk-Based Core Capital
 (To Risk Weighted Assets)      $28,879  11.8%   9,806   4.0%  14,709   6.0%
Total Risk-Based Capital
 (To Risk Weighted Assets)      $31,791  13.0%  19,612   8.0%  24,515  10.0%
Tier 1 Leverage (Core) Capital
 (To Adjusted Tangible Assets)  $28,879   6.5%  17,762   4.0%  22,203   5.0%
Tangible Capital
 (To Tangible Assets)           $28,879   6.5%   8,881   2.0%  22,203   5.0%

March 31, 2002
Tier 1 Risk-Based Core Capital
 (To Risk Weighted Assets)      $25,646  11.1%  $9,212   4.0% $13,818   6.0%
Total Risk-Based Capital
 (To Risk Weighted Assets)      $28,288  12.3% $18,424   8.0% $23,030  10.0%
Tier 1 Leverage (Core) Capital
 (To Adjusted Tangible Assets)  $25,646   6.8% $15,072   4.0% $18,841   5.0%
Tangible Capital
 (To Tangible Assets)           $25,461   6.8% $ 7,533   2.0% $18,831   5.0%

The payment of dividends by the Company depends primarily on the ability of the Bank to pay dividends to the Company. The payment of dividends by the Bank to the Company is subject to substantial restrictions and would require prior notice to the Office of Thrift Supervision ("OTS").

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

(12) Employee Benefit Plans
     ----------------------

The Company is participating in a multiple employer defined contribution employee benefit plan covering substantially all employees with one or more years of service. The Company matches a portion of the employees' contributions and the plan has a discretionary profit sharing provision. The total employer contributions were $215,000, $207,000, and $143,000 for the years ended March 31, 2003, 2002, and 2001, respectively.

The Company has an Employee Stock Ownership Plan ("ESOP") for the exclusive benefit of employee participants. The discretionary contributions for the years ended March 31, 2003, 2002, and 2001 were $123,000, $109,000, and
$67,000, respectively. The ESOP from time to time borrows funds from financial institutions to purchase the Company's stock. The balance of the loan was $445,000 and $358,000 at March 31, 2003 and 2002, respectively. The Company carries the debt as a liability and a reduction in equity, although the Company neither endorses nor guarantees the loan. The loan is repaid by Company contributions to the trustee, who in turn makes the loan payment to the financial institution.

Certain officers of the Company participate in an incentive stock option plan. Options are granted at exercise prices not less than the fair value of the Company's common stock on the date of the grant. The following is a summary of the activity under the Company's incentive stock option plan for the years ended March 31, 2003, 2002, and 2001.

                          2003               2002               2001
                     ------------------  -----------------  ------------------
                            Weighted Avg.      Weighted Avg.      Weighted Avg.
                             Exercise           Exercise           Exercise
                     Shares  Price      Shares  Price      Shares  Price
                     ------  --------   ------  --------   ------  --------
Balance, Beginning
  of Year           122,334  $ 15.31   123,834  $ 15.24   122,334  $ 15.14
Options granted       6,000    22.39     3,000    20.00     6,000    18.33
Options exercised     3,468     5.33         -        -         -        -
Options forfeited    10,500    17.62     4,500    16.67     4,500    16.67
Balance, March 31   114,366  $ 15.77   122,334  $ 15.31   123,834  $ 15.24

At March 31, 2003, the Company had the following options outstanding:

             Outstanding                  Earliest Date
Grant Date    Options      Option Price   Exercisable     Expiration Date
----------   -----------   ------------   -----------     ---------------
1/07/97         13,866         $5.33      1/1/03 to        12/31/03 to
                                           1/1/06           12/31/06

10/19/99        85,500        $16.67      10/1/04 to       9/30/05 to
                                           10/01/08          9/30/09

10/19/99         6,000        $18.33      10/01/03         9/30/04

4/17/01          3,000        $20.00      5/1/06 to        4/30/07
                                           5/1/10          4/30/11

1/16/03          6,000       $22.39       1/1/08 to        12/31/08 to
                                           1/1/12           12/31/12

The above options vest over ten years with the first vesting earned after five years and 20% vesting earned evenly in years six through ten except for the 6,000 shares granted on 10/19/99 which fully vest on 10/1/03. All options which vest must be exercised within one year of vesting.

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

(12) Employee Benefit Plans, Continued
     ---------------------------------

There were 48,000 options available for granting at March 31, 2003.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants: Dividend yield of $.08 per share for options granted during the years ended 2003 and 2002, $.16 for options granted during the years ended 2001 and 2000, and $.22 for shares granted during the year ended 1997, expected volatility of 10.7% for options granted in 2003, 30% for options granted in 2002, 2001, and 2000, and 20% for options granted in 1997, risk-free interest rate of 3.35% for options granted in 2003 and 5.9% for options granted in 2002, 2001, 2000, and 1997, and expected lives of 6-10 years.

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

Financial instruments where the contract amount represents the Bank's credit risk include commitments under pre-approved but unused lines of credit of $30.4 million and $30.9 million, undisbursed loans in process totaled $9.0 million and $11.3 million, and letters of credit of $728,000 and $318,000 at March 31, 2003 and 2002, respectively. At March 31, 2003 and 2002, the fair value of standby letters of credit was immaterial.

These loan and letter of credit commitments are subject to the same credit policies and reviews as loans on the balance sheet. Collateral, both the amount and nature, is obtained based upon management's assessment of the credit risk. Since many of the extensions of credit are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. In addition to these loan commitments noted above, the Bank had unused credit card loan commitments of $2.4 million and $2.1 million at March 31, 2003 and 2002, respectively. Outstanding commitments on mortgage loans not yet closed amounted to $200,000 and $272,000 at March 31, 2003 and 2002, respectively. Such commitments, which are funded subject to certain limitations, extend over varying periods of time with the majority being funded within 45 days. At March 31, 2003 and 2002, the Bank had outstanding commitments to sell approximately $3.7 and $2.2 million of loans which encompassed the Bank's held for sale loans. The Bank also has commitments to sell mortgage loans not yet closed, on a best efforts basis. Best efforts means the Bank suffers no penalty if they are unable to deliver the loans to the potential buyers.

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

(14) Related Party Transactions
     --------------------------

At March 31, 2003, the total aggregate indebtedness to the Bank by executive officers and directors of the Bank and Company, whose individual indebtedness exceeded $60,000, was $546,000. There was $222,000 in additional loans to executive officers and directors whose individual indebtedness exceeded $60,000 during fiscal 2002. Repayments on these loans totaled approximately $57,000. Loans to all employees, officers, and directors of the Company, in the aggregate constituted approximately 9.75% of the total shareholders' equity of the Company at March 31, 2003. At March 31, 2003, deposits from executive officers and directors of the Bank and Company and their related interest in aggregate approximated $2.2 million.

The Company rents office space from a company in which a director and an officer of the Company and the Bank have an ownership interest. The Bank incurred expenses of $29,000, $29,000, and $28,000 for rent for the years ended March 31, 2003, 2002 and 2001, respectively. Management is of the opinion that the transactions with respect to office rent are made on terms that are comparable to those which would be made with unaffiliated persons.

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

                   Condensed Balance Sheet Data

                                                        At March 31,
                                                    -------------------
                                                     2003         2002
                                                    ------       ------
Assets:
   Cash                                        $   146,206  $   285,396
   Investment In Security Federal Bank          30,324,346   25,463,436
   Income Tax Receivable From Bank                  33,194       32,071
                                                ----------   ----------
Total Assets                                   $30,503,746  $25,780,903
                                                ==========   ==========

Liability And Shareholders' Equity:
   Accounts Payable                            $    19,108  $    22,043
   Indirect Guarantee of ESOP Debt                 444,685      358,297
   Shareholders' Equity                         30,039,953   25,400,563
                                                ----------   ----------
Total Liabilities And Shareholders' Equity     $30,503,746  $25,780,903
                                                ==========   ==========

                Condensed Statements of Income Data

                                                 For the Years Ended March 31,
                                                ------------------------------
                                                 2003        2002        2001
                                                ------      ------      ------
Income:
  Equity In Earnings Of Security Federal
    Bank                                    $3,232,989  $2,510,729  $2,092,433
  Equity In (Loss) Earnings Of Real Estate
    Partnership                                      -           -     (12,678)
  Miscellaneous Income                               -         406      30,382
                                             ---------   ---------   ---------
                                             3,232,989   2,511,135   2,110,137

Expenses:
  Recovery Of Previously Recognized Loss             -           -     (50,000)
  Other Expenses                                 1,828       1,549      32,703
                                             ---------   ---------   ---------
                                                 1,828       1,549     (17,297)
                                             ---------   ---------   ---------
Net Income                                  $3,231,161  $2,509,586  $2,127,434
                                             =========   =========   =========

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

(15) Security Federal Corporation Condensed Financial Statements (Parent Company Only), Continued
      -------------------------------------------------------------------

              Condensed Statements of Cash Flow Data

                                                 For the Years Ended March 31,
                                                ------------------------------
                                                 2003        2002        2001
                                                ------      ------      ------
Operating Activities:
  Net Income                                $3,231,161  $2,509,586  $2,127,434
  Adjustments To Reconcile Net Income To
  Net Cash Provided By (Used In)
  Operating Activities:
    Equity In Earnings Of Security
      Federal Bank                          (3,232,989) (2,510,729) (2,092,433)
    Equity In Earnings (Loss) Of Real
      Estate Partnership                             -           -      12,678
    Recovery of Previously Recognized Loss           -           -     (50,000)
    (Increase) Decrease In Income Taxes
      Receivable And Other Assets               (1,123)       (700)    202,704
    Increase (Decrease) In Accounts Payable     (2,936)          -       8,409
Net Cash Provided By (Used In) Operating     ---------   ---------   ---------
  Activities                                    (5,887)     (1,843)    208,792
                                             ---------   ---------   ---------
Investing Activities:
  Return Of Capital From Real Estate
    Partnerships                                     -           -     196,526
                                             ---------   ---------   ---------
Net Cash Provided By Investing Activities            -           -     196,526
                                             ---------   ---------   ---------
Financing Activities:
  Exercise of Stock Options                     18,496           -           -
  Purchase of Fractional Shares Due To
    Stock Split                                   (122)          -           -
  Dividends Paid                              (151,677)   (134,740)   (134,739)
Net Cash Provided By (Used In) Financing     ---------   ---------   ---------
  Activities                                  (133,303)   (134,740)   (134,739)
Net Increase (Decrease) In Cash               (139,190)   (136,583)    270,579
Cash At Beginning Of Year                      285,396     421,979     151,400
                                             ---------   ---------   ---------
Cash At End Of Year                          $ 146,206   $ 285,396   $ 421,979
                                             =========   =========   =========

(16) Carrying Amounts and Fair Value of Financial Instruments
     --------------------------------------------------------
The carrying amounts and fair value of financial instruments are summarized below:
                                                   At March 31,
                                    -----------------------------------------
                                           2003                  2002
                                    -------------------   -------------------
                                    Carrying  Estimated   Carrying  Estimated
                                     Amount   Fair Value   Amount   Fair Value
                                    --------  ----------  --------  ----------
                                                   (In Thousands)
Financial Assets:
  Cash And Cash Equivalents         $  8,239   $  8,239   $ 11,528    $ 11,528
  Investment And Mortgage-Back
    Securities                      $179,788   $182,190   $118,898    $118,933
  Loans Receivable, Net             $243,156   $250,022   $234,319    $236,591
  Federal Home Loan Bank Stock      $  2,859   $  2,859   $  2,669    $  2,669

Financial Liabilities:
  Deposits:
    Checking, Savings, and Money
      Market Accounts               $201,374   $201,374   $161,089    $161,089
    Certificate Accounts            $157,100   $160,818   $147,949    $148,637
  Advances From Federal Home
    Loan Bank                       $ 49,772   $ 51,792   $ 33,108    $ 34,675
  Other Borrowed Money              $  4,193   $  4,193   $  6,169    $  6,169

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

(16)  Carrying Amounts and Fair Value of Financial Instruments, Continued
      -------------------------------------------------------------------

At March 31, 2003, the Bank had $42.5 million of off-balance sheet financial commitments. These commitments are to originate loans and unused consumer lines of credit and credit card lines. Because these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

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

The Company has used management's best estimate of fair value on the above assumptions. Thus, the fair values presented may not be the amounts, which could be realized, in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses that would be incurred in an actual sale or settlement are not taken into consideration in the fair value presented.

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

(17)  Quarterly Financial Data (Unaudited)
      ------------------------------------

Unaudited condensed financial data by quarter for fiscal year 2003 and 2002 is as follows (amounts, except per share data, in thousands):

                                                   Quarter ended
                                      ----------------------------------------
                                      June 30,   Sept. 30,  Dec. 31,   Mar. 31,
2002-2003                               2002       2002       2002       2003
                                      -------    -------    -------    -------
Interest Income                       $ 6,002    $ 6,001    $ 5,972    $ 5,685
Interest Expense                        2,512      2,538      2,547      2,419
                                      -------    -------    -------    -------
  Net Interest Income                   3,490      3,463      3,425      3,266
Provision for Loan Losses                 450        450        450        450
  Net Interest Income after           -------    -------    -------    -------
    Provision for Loan Losses           3,040      3,013      2,975      2,816
Noninterest Income                        799        882      1,108      1,022
Noninterest Expense                     2,684      2,579      2,597      2,623
                                      -------    -------    -------    -------
Income before Income Tax                1,155      1,316      1,486      1,215
Provision for Income taxes                438        502        559        442
                                      -------    -------    -------    -------
  Net Income                          $   717    $   814    $   927    $   773
                                      =======    =======    =======    =======
Basic Net Income per Common Share     $  0.29    $  0.32    $  0.37    $  0.31
                                      =======    =======    =======    =======
Diluted Net Income per Common Share   $  0.28    $  0.32    $  0.36    $  0.30
Basic Weighted Average Shares         =======    =======    =======    =======
  Outstanding                       2,507,573  2,509,707  2,509,484  2,508,331
Diluted Weighted Average Shares     =========  =========  =========  =========
  Outstanding                       2,564,795  2,565,969  2,559,299  2,555,176
                                    =========  =========  =========  =========

                                                   Quarter ended
                                      ----------------------------------------
                                      June 30,   Sept. 30,  Dec. 31,   Mar. 31,
2001-2002                               2001       2001       2001       2002
                                      -------    -------    -------    -------
Interest Income                       $ 6,185    $ 6,339    $ 6,196    $ 5,912
Interest Expense                        3,407      3,349      2,923      2,533
                                      -------    -------    -------    -------
  Net Interest Income                   2,778      2,990      3,273      3,379
Provision for Loan Losses                 175        250        500        600
  Net Interest Income after           -------    -------    -------    -------
    Provision for Loan Losses           2,603      2,740      2,773      2,779
Noninterest Income                        822        718      1,054        871
Noninterest Expense                     2,569      2,551      2,709      2,507
                                      -------    -------    -------    -------
  Income before Income Tax                856        907      1,118      1,143
Provision for Income taxes                319        338        426        431
                                      -------    -------    -------    -------
  Net Income                          $   537    $   569    $   692    $   712
                                      =======    =======    =======    =======
Basic Net Income per Common Share     $  0.21    $  0.34    $  0.41    $  0.43
                                      =======    =======    =======    =======
Diluted Net Income per                $  0.21    $  0.33    $  0.40    $  0.42
Basic Weighted Average Shares         =======    =======    =======    =======
  Outstanding                       2,505,263  2,507,189  2,507,189  2,507,189
Diluted Weighted Average Shares     =========  =========  =========  =========
  Outstanding                       2,555,513  2,561,520  2,562,219  2,562,219
                                    =========  =========  =========  =========

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

                        SHAREHOLDERS INFORMATION


ANNUAL MEETING
The annual meeting of shareholders will be held at 2:00 p.m., Thursday, July 17, 2003 at the Stevenson-McClelland Parish House Facilities at St. Thaddeus Episcopal Church, 125 Pendleton Street, S.W., Aiken, SC.

STOCK LISTING
The Company's stock is traded over the counter and trades infrequently.

PRICE RANGE OF COMMON STOCK
The table below shows the range of high and low bid prices as reported by the Salomon Smith Barney, located in Aiken, South Carolina. These prices represent actual transactions and do not include retail markups, markdowns or commissions. The Salomon Smith Barney Company creates a market for the stock.


     Quarter Ending       High       Low
     --------------      ------    ------
       06-30-01          $20.00    $20.00
       09-30-01          $22.33    $21.00
       12-31-01          $22.00    $21.00
       03-31-02          $21.67    $21.67
       06-30-02          $24.00    $21.67
       09-30-02          $22.99    $22.11
       12-31-02          $22.31    $21.33
       03-31-03          $21.33    $20.00


The prices in the table above are adjusted for a 3-for-2 stock split which occurred in the fiscal year ended March 31, 2003.


As of March 31, 2003, the Company had approximately 435 shareholders and 2,529,584 outstanding shares of common stock.


DIVIDENDS
The first quarterly dividend on the stock was paid to shareholders on March 15, 1991. Dividends will be paid upon the determination of the Board of Directors that such payment is consistent with the long-term interest of the Company.
The factors affecting this determination include the Company's current and projected earnings, operating results, financial condition, regulatory restrictions, future growth plans, and other relevant factors. The Company declared and paid dividends of $0.0133 per share for each of the four quarters of the fiscal year ended March 31, 2002. In fiscal year ended March 31, 2003, the Company paid cash dividends of $0.0133 for the first three quarters of the fiscal year. After the 3-for-2 stock split which occurred during the quarter ended March 31, 2003, the Company paid $0.02 per share cash dividend for that quarter. The cash dividends are stated on a post split basis.

The ability of the Company to pay dividends depends primarily on the ability of the Bank to pay dividends to the Company. The Bank may not declare or pay a cash dividend on its stock or repurchase shares of its stock if the offset thereof would be to cause its regulatory capital to be reduced below the amount required for the liquidation account or to meet applicable regulatory capital requirements. Pursuant to the OTS regulations, Tier 1 Associations (associations that before and after the proposed distribution meet or exceed their fully phased-in capital requirements) may make capital distributions during any calendar year equal to 100% of net income for the year-to-date plus 50% of the amount by which the association's total capital exceeds its fully phased-in capital requirement as measured at the beginning of the capital year. However, a Tier 1 Association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 Association as a result of such a determination. The Bank is also required to give the OTS 30 days notice prior to the declaration of a dividend. Unlike the Bank, there is no regulatory restriction on the payment of dividends by the Company. However, it is subject to the requirements of South Carolina. South Carolina generally prohibits the Company from paying dividends if, after giving effect to a proposed dividend: (1) the Company would be unable to pay its debts as they become due in the normal course of business, or (2) the Company's total assets would be less than its total liabilities plus the sum that would be needed to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend. The ability of the Company to pay dividends depends primarily on the ability of the Bank to pay dividends to the Company.

                          SHAREHOLDER INFORMATION


ANNUAL AND OTHER REPORTS

The Company is required to file an annual report on Form 10-K for its fiscal year ended March 31, 2003 with the Securities and Exchange Commission. Copies of Form 10-K, Security Federal Corporation's annual report, and the Company's quarterly reports may be obtained from any of the following companies listed below. Additionally, shareholder and/or general inquiries may be addressed to Mrs. Ruth L. Vance of Security Federal Corporation.



GENERAL INQUIRIES       TRANSFER AGENT         SPECIAL COUNSEL

Mrs. Ruth L. Vance      Security Federal       Breyer & Associates, PC
Security Federal         Corporation           Suite 785
 Corporation            1705 Whiskey Road, S   8180 Greensboro Drive
1705 Whiskey Road, S    P.O. Box 810           McLean, VA 22102
P.O. Box 810            Aiken, SC 29802-0810
Aiken, SC 29802-0810
Phone: 803-641-3000


INDEPENDENT AUDITORS

Elliott Davis, LLC
211 York Street, N.W.
P.O. Box 930
Aiken, SC 29802-0930

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES


BOARD OF DIRECTORS

T. Clifton Weeks              Sen. Thomas L. Moore    Harry O. Weeks, Jr.
Chairman                      President               Business Dev. Executive
Security Federal Corporation  Boiler Efficiency, Inc. Hutson-Etherredge Co.
Aiken, SC                     Clearwater, SC          Aiken, SC

Dr. Robert E. Alexander       Timothy W. Simmons      Thomas C. Clark
Chancellor Emeritus           President/CEO           President
Univ. of SC at Aiken          Security Federal Corp.  Security Federal Bank
Aiken, SC                     Aiken, SC               Aiken, SC

Hon. William Clyburn          G. L. Toole, III        J. Chris Verenes
Advisor for Community                                 Dir. of Planning & Admin.
 Alliances                    Attorney-At-Law         Washington Group Intl.
WSRC                          Aiken, SC               Aiken, SC
Aiken, SC


Directors Emeriti:

Walter E. Brooker, Sr.
President, Brooker's Inc.
Denmark, SC

Robert E. Johnson
Corporate Secretary
Attorney-At-Law (Retired)
Aiken, SC



SECURITY FEDERAL BANK ADVISORY BOARDS

DENMARK

Walter E. Brooker, Sr.   David H. Crum          James W. Harrison
President                Attorney-At-Law        Owner
Brooker's Inc.           Crum, Crum and Crum    Jim Harrison Art Gallery
Denmark, SC              Denmark, SC            Denmark, SC


Claude E. McCain                 Rev. Isaiah Odom
President                        Pastor
H.C. McCain Insurance Agency     Second Baptist Church
Denmark, SC                      Barnwell, SC


NORTH AUGUSTA

P. Richard Borden         Rev. G.L. Brightharp               Helen H. Butler
Owner                     Owner                              Retired Banker
Borden Pest Control       G.L. Brightharp & Sons Mortuary    North Augusta, SC
North Augusta, SC         North Augusta, SC


Sen. Thomas L. Moore      John P. Potter
President                 Director of Finance
Boiler Efficiency, Inc.   City of North Augusta
Clearwater, SC            North Augusta, SC

WAGENER

M. Judson Busbee   Chad G. Ingram          Mary T. Lybrand   Richard H. Sumpter
Owner              Vice President          Retired Banker    Retired Educator
Busbee Hardware    New World Enterprises   Wagener, SC       Wagener, SC
Wagener, SC        Wagener, SC



MIDLAND VALLEY

Charles A. Hilton         Rev. Nathaniel Irvin, Sr.        Gloria Busch-Johnson
General Manager           Pastor                           Consultant
Breezy Hill Water& Sewer  Old Storm Branch Baptist Church  Aiken, SC
Graniteville, SC          Clearwater, SC


Sen. Thomas L. Moore      Glenda K. Napier         Carlton B. Shealy
President                 Co-Owner                 Owner
Boiler Efficiency, Inc.   Napier Funeral Home      C. Shealy Realty Builders &
Clearwater, SC            Graniteville, SC          Developers
                                                   North Augusta, SC


WEST COLUMBIA

Eleanor Powell Clark      Dr. G. Tripp Jones       L. Ed Kirkland, Jr.
Owner/Operator            Physician                Owner/Agent
B & E Enterprises Inc.    SC Oncology Associates   L. Ed Kirkland & Co., LLC
dba McDonald's            West Columbia, SC        Columbia, SC
Columbia, SC


Donald T. Martin                   L. Todd Sease
Controller, CPA                    Partner
Nexsen, Pruet, Jacobs              Jumper, Carter, Sease Architects, PA
  & Pollard, LLP                   West Columbia, SC
Columbia, SC


Sen. Nikki G. Setzler              Jan Hook-Stamps
Sr. Partner                        Owner
Setzler & Scott, PA Law Firm       Southern Anesthesia & Surgical Co.
West Columbia, SC                  West Columbia, SC

MANAGEMENT TEAM


T. Clifton Weeks       Chairman of Security Federal Corporation
Timothy W. Simmons     Chairman and Chief Executive Officer
G. L. Toole, III       Vice President
Robert E. Johnson      Corporate Secretary
Thomas C. Clark        President
Roy G. Lindburg        Treasurer and Chief Financial Officer
Floyd J. Blackmon      Senior Vice President and Chief Operations Officer
Francis M. Thomas, Jr. Senior Vice President - Aiken, Bamberg Counties
Sandra M. Bartlett     Vice President - Human Resources
Kathryn Y. Carr        Vice President - Special Assets
Carol P. McCleskey     Vice President and Branch Coordinator
Harley G. Henkes       Internal Auditor and Compliance/Security Officer
Gabriele C. Dukes      Vice President - Financial Counseling/Community
                         Development
Rodney K. Ingle        Vice President - Business Development/Commercial Loans
Joseph C. Taylor       Vice President - Operations Officer
J. Scott Raines        Vice President - Trust, Financial Services Manager
Gregory D. Warfield    Vice President - Mortgage Loan Originator
Peggy B. Whitaker      Vice President - Business Development/Commercial Loans
Lawrence M. Moran      Vice President - Business Development/Commercial Loans
Etta A. Petroff        Assistant Vice President - Mortgage Loan
                         Production/Secondary Marketing
Ruth L. Vance          Assistant Secretary and Assistant Vice President
Margaret A. Hurt       Assistant Treasurer - Accounting
Laura B. Conway        Assistant Vice President - Operations
Kathi J. Snipes        Assistant Vice President - Financial Counseling
Patricia B. Moseley    Assistant Vice President - Loan and Credit Card
                         Servicing
Ann C. Johnson         Assistant Vice President - Purchasing and Equipment
                         Maintenance
Elsie K. Dicks         Assistant Vice President - Call Center Manager
Catherine O. Fields    Assistant Vice President - Construction Loan
                         Administration
S. Kevin Price         Assistant Vice President - Community Development
Jason S. Redd          Investment Officer




BANK BRANCHES

Whiskey Road           Dana S. Hall, Assistant Vice President/Manager
North Augusta          S. Elaine Ivey, Assistant Vice President/Manager
Denmark                Cynthia M. Towne, Assistant Vice President/Manager
Laurens Street         Vicky W. Moseley, Assistant Vice President/Manager
Richland Avenue        Nicole W. Simmons, Manager
Wal-Mart               Amanda F. Clifford, Manager
Graniteville           Kathy S. Williamson, Assistant Vice President/Manager
Langley                Pat W. Guglieri, Assistant Vice President/Manager
Clearwater             Gail W. Dotson, Assistant Vice President/Manager
Wagener                Sharon M. Swift, Assistant Vice President/Manager
West Columbia          Mary B. Clark, Assistant Vice President/Manager
Lexington              Geena B. Copeland, Assistant Vice President/Manager

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

                  Consent of Elliott Davis, LLC

                  INDEPENDENT AUDITORS' CONSENT
                  -----------------------------



Board of Directors
Security Federal Corporation:


     We consent to incorporation by reference in the Registration Statement No. 33-80008 on Form S-8 of our report dated May 2, 2003, relating to the consolidated balance sheet of Security Federal Corporation and subsidiaries as of March 31, 2003 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended, which report appears in the March 31, 2003 annual report on Form 10-K.



/s/Elliott Davis, LLC
---------------------
   Elliott Davis, LLC

Greenville, South Carolina
June 26, 2003

                                                                   Exhibit 99


      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                      OF SECURITY FEDERAL CORPORATION
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-K, that:

     1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.


/s/ Timothy W. Simmons                   /s/ Roy G. Lindburg
----------------------                   -------------------
Timothy W. Simmons                       Roy G. Lindburg
President and Chief Executive Officer    Treasurer and Chief Financial Officer


Dated:  June 26, 2003




     A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Security Federal Corporation and will be retained by Security Federal Corporation and furnished to the Securities and Exchange Commission or its staff upon request.