Form 10-Q
period 2003-06-30
SECURITY FEDERAL CORPORATION
filed 2003-08-14
CIK 818677

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, DC 20549

FORM 10 - Q

 (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

FOR THE TRANSITION PERIOD:
FROM:  _________________________       TO:  _________________________

COMMISSION FILE NUMBER: 0-16120

SECURITY FEDERAL CORPORATION

South Carolina	57-0858504
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification)

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

YES        3               NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES                         NO        3

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	$0.01 PAR VALUE:
Common Stock	July 31, 2003	2,531,744


INDEX

PART I.	FINANCIAL INFORMATION (UNAUDITED)	PAGE NO.

Item 1.	Financial Statements (Unaudited):

	Consolidated Balance Sheets	1

	Consolidated Statements of Income	2

	Consolidated Statements of Shareholders' Equity	3

	Consolidated Statements of Cash Flows	4

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis -Results of Operations and Financial Condition	11

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

	Other Information	17

	Signatures	18

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.


Part I.   Financial Information

Item 1.   Financial Statements (Unaudited)

Security Federal Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30, 2003	March 31, 2003
Assets:	(Unaudited)	(Audited)
Cash And Cash Equivalents	$ 9,873,025	$ 8,238,690
Investment And Mortgage-Backed Securities:
Available For Sale: (Amortized cost of $156,199,573 at June 30, 2003 and $157,821,789 at March 31, 2003)	158,543,238	160,150,262
Held To Maturity: (Fair value of $32,022,439 at June 30, 2003 and $22,040,207 at March 31, 2003)	31,746,222	21,966,533
Total Investment And Mortgage-Backed Securities	190,289,460	182,116,795
Loans Receivable, Net:
Held For Sale	5,865,872	3,670,498
Held For Investment: (Net of allowance of $5,123,334 at June 30, 2003 and $4,911,224 at March 31, 2003)	236,810,219	239,485,158
Total Loans Receivable, Net	242,676,091	243,155,656
Accrued Interest Receivable:
Loans	931,557	976,134
Mortgage-Backed Securities	475,006	441,900
Investments	628,818	667,735
Premises And Equipment, Net	5,777,988	5,219,947
Federal Home Loan Bank Stock, At Cost	2,970,200	2,858,600
Repossessed Assets Acquired In Settlement Of Loans	183,300	151,450
Other Assets	1,163,971	1,077,078
Total Assets	$ 454,969,416	$ 444,903,985

Liabilities And Shareholders' Equity
Liabilities:
Deposit Accounts	$ 362,179,701	$ 358,473,601
Advances From Federal Home Loan Bank	54,204,000	49,772,000
Other Borrowed Money	4,828,969	4,193,480
Advance Payments By Borrowers For Taxes And Insurance	410,333	279,425
Other Liabilities	2,359,222	2,145,526
Total Liabilities	$ 423,982,225	$ 414,864,032

Shareholders' Equity:
Serial Preferred Stock, $.01 Par Value; Authorized Shares - 200,000; Issued And Outstanding Shares - None	$ -	$ -
Common Stock, $.01 Par Value; Authorized Shares- 5,000,000; Issued - 2,530,394 And Outstanding Shares - 2,513,461 At June 30, 2003 And 2,529,824 And 2,507,717 At March 31, 2003	25,304	25,298
Additional Paid-In Capital	3,998,262	3,995,230
Indirect Guarantee Of Employee Stock Ownership Trust Debt	(381,972)	(444,685)
Accumulated Other Comprehensive Gain(Loss)	1,454,009	1,444,585
Retained Earnings, Substantially Restricted	25,891,588	25,019,525
Total Shareholders' Equity	$ 30,987,191	$ 30,039,953
Total Liabilities And Shareholders' Equity	$ 454,969,416	$ 444,903,985

See accompanying notes to consolidated financial statements.


Security Federal Corporation and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,
	2003	2002
Interest Income:
Loans	$ 3,955,505	$ 4,360,728
Mortgage-Backed Securities	922,079	798,626
Investment Securities	731,383	835,177
Other	4,768	7,150
Total Interest Income	5,613,735	6,001,681
Interest Expense:
NOW And Money Market Accounts	664,392	623,248
Passbook Accounts	45,656	69,284
Certificate Accounts	1,057,100	1,261,794
Advances And Other Borrowed Money	620,983	557,368
Total Interest Expense	2,388,131	2,511,694
Net Interest Income	3,225,604	3,489,987
Provision For Loan Losses	300,000	450,000
Net Interest Income After Provision For Loan Losses	2,925,604	3,039,987
Other Income:
Gain On Sale Of Loans	642,551	289,851
Loan Servicing Fees	49,187	50,792
Service Fees On Deposit Accounts	351,612	281,602
Other	157,214	176,886
Total Other Income	1,200,564	799,131
General And Administrative Expenses:
Salaries And Employee Benefits	1,612,656	1,490,544
Occupancy	219,060	195,314
Advertising	26,532	76,390
Depreciation And Maintenance Of Equipment	263,831	269,005
FDIC Insurance Premiums	13,595	12,766
Amortization Of Intangibles	-	116,310
Other	513,714	523,639
Total General And Administrative Expenses	2,649,388	2,683,968
Income Before Income Taxes	1,476,780	1,155,150
Provision For Income Taxes	554,121	438,000
Net Income	$ 922,659	$ 717,150

Basic Net Income Per Common Share	$ 0.37	$ 0.29
Diluted Net Income Per Common Share	$ 0.36	$ 0.28
Cash Dividend Per Share On Common Stock	$ 0.02	$ 0.0133
Basic Weighted Average Shares Outstanding	2,510,526	2,507,572
Diluted Weighted Average Shares Outstanding	2,558,299	2,564,794

See accompanying notes to consolidated financial statements.


Security Federal Corporation and Subsidiaries

Consolidated Statements of Shareholders' Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Indirect Guarantee of ESOP Debt	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Beginning Balance At March 31, 2002	$ 16,842	$ 3,985,312	$ (358,297)	$ (183,335)	$ 21,940,041	$ 25,400,563
Net Income	-	-	-	-	717,150	717,150
Other Comprehensive Income, Net Of Tax:
Unrealized Holding Gains On Securities Available For Sale	-	-	-	1,474,519	-	1,474,519
Comprehensive Income						2,191,669
Decrease In Indirect Guarantee of ESOP Debt	-	-	33,714	-	-	33,714
Cash Dividends ($.0133 per share)	-	-	-	-	(33,685)	(33,685)
Balance at June 30, 2002	$ 16,842	$ 3,985,312	$ (324,583)	$ 1,291,184	$ 22,623,506	$ 27,592,261

Beginning Balance At March 31, 2003	$ 25,298	$ 3,995,230	$ (444,685)	$ 1,444,585	$ 25,019,525	$ 30,039,953
Net Income	-	-	-	-	922,659	922,659
Other Comprehensive Income, Net Of Tax:
Unrealized Holding Gains on Securities Available For Sale	-	-	-	9,424	-	9,424
Comprehensive Income						932,083
Decrease In Indirect Guarantee of ESOP Debt	-	-	62,713	-	-	62,713
Exercise Of Stock Options	6	3,032	-	-	-	3,038
Cash Dividends ($.02 per share)	-	-	-	-	(50,596)	(50,596)
Balance at June 30, 2003	$ 25,304	$ 3,998,262	$ (381,972)	$ 1,454,009	$ 25,891,588	$ 30,987,191

See accompanying notes to consolidated financial statements.


Security Federal Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended June 30,
	2003	2002
Cash Flows From Operating Activities:
Net Income	$ 922,659	$ 717,150
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	197,102	200,778
Amortization Of Intangibles	-	116,310
Discount Accretion And Premium Amortization	407,943	67,824
Provisions For Losses On Loans And Real Estate	300,000	450,000
Gain On Sale Of Loans	(642,551)	(289,851)
Gain On Sale Of Real Estate	(2,500)	(5,000)
Amortization Of Deferred Fees On Loans	(52,743)	(45,888)
Proceeds From Sale Of Loans Held For Sale	27,331,214	14,888,734
Origination Of Loans For Sale	(28,884,037)	(14,146,189)
(Increase) Decrease In Accrued Interest Receivable:
Loans	44,577	69,794
Mortgage-Backed Securities	(33,106)	(3,704)
Investments	38,917	(175,255)
Increase In Advance Payments By Borrowers	130,908	121,269
Other, Net	183,748	(234,242)
Net Cash Provided (Used) By Operating Activities	(57,869)	1,731,730

Cash Flows From Investing Activities:
Principal Repayments On Mortgage-Backed Securities Available For Sale	14,926,451	4,033,557
Principal Repayments On Mortgage-Backed Securities Held To Maturity	185,327	21,467
Purchase Of Investment Securities Available For Sale	-	(15,975,750)
Purchase Of Investment Securities Held To Maturity	-	(22,984,825)
Purchase Of Mortgage-Backed Securities Available For Sale	(31,842,449)	(6,477,998)
Maturities Of Investment Securities Available For Sale	18,119,749	8,113,539
Maturities of Investment Securities Held To Maturity	13,030,331	31,576
Purchase Of FHLB Stock	(590,400)	-
Redemption Of FHLB Stock	478,800	-
(Increase) Decrease In Loans To Customers	2,188,882	(158,565)
Proceeds From Sale Of Repossessed Assets	209,450	145,157
Purchase And Improvement Of Premises And Equipment	(755,143)	(232,137)
Net Cash Used By Investing Activities	(7,033,827)	(10,499,154)

Cash Flows From Financing Activities:
Increase In Deposit Accounts	3,706,100	6,869,831
Proceeds From FHLB Advances	36,200,000	23,600,000
Repayment Of FHLB Advances	(31,768,000)	(23,618,000)
Net Proceeds (Repayment) Of Other Borrowings	635,489	(652,820)
Dividends To Shareholders	(50,596)	(33,685)
Proceeds From Exercise of Stock Options	3,038	-
Net Cash Provided By Financing Activities	8,726,031	6,165,326
		(Continued)


Security Federal Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended June 30,
	2003	2002

Net Increase (Decrease) In Cash And Cash Equivalents	1,634,335	(2,602,098)
Cash And Cash Equivalents At Beginning Of Period	8,238,690	11,528,411
Cash And Cash Equivalents At End Of Period	$ 9,873,025	$ 8,926,313

Supplemental Disclosure Of Cash Flows Information:
Cash Paid During The Period For Interest	$ 2,491,885	$ 2,916,162
Cash Paid During The Period For Income Taxes	$ -	$ 247,772
Additions To Repossessed Acquired Through Foreclosure	$ 238,800	$ 156,000
Increase In Unrealized Net Gain On Securities Available For Sale, Net Of Taxes	$ 9,424	$ 1,474,519

See accompanying notes to consolidated financial statements.


Security Federal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions from Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of Management, reflect all adjustments, all of which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the 2003 Annual Report to Shareholders when reviewing interim financial statements. The results of operations for the three month period ended June 30, 2003 are not necessarily indicative of the results may be expected for the entire fiscal year. This Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, and business. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, changes in interest rates, changes in the regulatory environment, changes in general economic conditions and inflation, changes in the securities market. Management cautions readers of this Form 10-Q not to place undue reliance on forward-looking statements contained herein.

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

3.   Loans Receivable, Net

Loans Receivable, Net, at June 30, 2003 and March 31, 2003 consisted of the following:

Loans held for sale were $5,865,872 and $3,670,498 at June 30, 2003 and March 31, 2003, respectively.

Loans Held For Investment:	June 30, 2003	March 31, 2003
Residential Real Estate	$ 98,497,350	$ 99,948,293
Consumer	45,638,700	46,594,413
Commercial Business & Real Estate	108,109,227	106,996,940
	252,245,277	253,539,646

Less:
Allowance For Possible Loan Loss	5,123,334	4,911,224
Loans In Process	10,161,510	8,990,687
Deferred Loan Fees	150,214	152,577
	15,435,058	14,054,488
	$ 236,810,219	$ 239,485,158

The following is a reconciliation of the allowance for loan losses for the three months ending:

	June 30, 2003	June 30, 2002
Beginning Balance	$ 4,911,224	$ 3,689,079
Provision	300,000	450,000
Charge-offs	(159,544)	(166,660)
Recoveries	71,654	69,125
Ending Balance	$ 5,123,334	$ 4,041,544


Security Federal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued

4.   Securities

Investment and Mortgage-Backed Securities, Held to Maturity

 The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

June 30, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Government and Agency Obligations	$ 30,990,531	$ 234,831	$ -	$ 31,225,362
Mortgage-Backed Securities	755,691	41,386	-	797,077
Total	$ 31,746,222	$ 276,217	$ -	$ 32,022,439

March 31, 2003
US Government and Agency Obligations	$ 21,025,603	$ 36,153	$ 14,071	$ 21,047,685
Mortgage-Backed Securities	940,930	51,592	-	992,522
Total	$ 21,966,533	$ 87,745	$ 14,071	$ 22,040,207

Investment And Mortgage-Backed Securities, Available For Sale

 The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

June 30, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Government and Agency Obligations	$ 34,791,542	$ 782,186	$ -	$ 35,573,728
Mortgage-Backed Securities	121,408,031	1,765,821	204,342	122,969,510
Total	$ 156,199,573	$ 2,548,007	$ 204,342	$ 158,543,238

March 31, 2003
US Government and Agency Obligations	$ 52,929,442	$ 822,283	$ 13,094	$ 53,738,631
Mortgage-Backed Securities	104,892,347	1,637,286	118,002	106,411,631
Total	$ 157,821,789	$ 2,459,569	$ 131,096	$ 160,150,262


Security Federal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued

5.   Deposit Accounts

 A summary of deposit accounts by type with weighted average rates is as follows:

	June 30, 2003		March 31, 2003
Demand Accounts:	Balance	Rate	Balance	Rate
Checking	$ 83,418,028	0.41%	$ 82,521,610	0.50%
Money Market	112,142,506	1.95%	102,396,950	2.21%
Regular Savings	16,992,327	0.99%	16,455,391	1.23%
Total Demand Accounts	212,552,861	1.27%	201,373,951	1.43%

Certificate Accounts:
0 - 4.99%	138,152,671		144,633,770
5.00 - 6.99%	11,474,169		12,437,463
7.00 - 8.99%	-		28,417
Total Certificate Accounts	149,626,840	2.62%	157,099,650	2.92%
Total Deposit Accounts	$ 362,179,701	1.83%	$ 358,473,601	2.08%

6.   Advances From Federal Home Loan Bank

Federal Home Loan Bank Advances are summarized by year of maturity and weighted average interest rate in the table below:

	June 30, 2003		March 31, 2003
Fiscal Year Due:	Balance	Rate	Balance	Rate
2004	$ 1,150,000	1.36%	$ 1,700,000	1.48%
2005	10,054,000	6.14%	10,072,000	6.14%
2006	23,000,000	4.93%	23,000,000	4.93%
2007	5,000,000	2.64%	-	-
Thereafter	15,000,000	3.09%	15,000,000	3.09%
Total Advances	$ 54,204,000	4.36%	$ 49,772,000	4.50%

These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank's portfolio of residential first mortgage loans and approximately $20.4 million in investment securities at June 30, 2003. Advances are subject to prepayment penalties.

The following table shows callable FHLB advances as of the dates indicated. These advances are also included in the above table. All callable advances are callable at the option of the FHLB. If an advance is called, the Bank has the option to payoff the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

As of June 30, 2003
Borrow Date	Maturity Date	Amount	Int. Rate	Type	Call Dates
11/10/00	11/10/05	$5,000,000	5.85%	Multi-Call	5/10/03 and quarterly thereafter
09/04/02	09/04/07	5,000,000	2.82%	1 Time Call	09/04/05
11/07/02	11/07/12	5,000,000	3.354%	1 Time Call	11/07/07
03/10/03	03/10/06	5,000,000	1.15%	Multi-Call	03/10/04 and quarterly thereafter

As of March 31, 2003
Borrow Date	Maturity Date	Amount	Int. Rate	Type	Call Dates
11/10/00	11/10/05	5,000,000	5.85%	Multi-Call	08/10/02 and quarterly thereafter
09/04/02	09/04/07	5,000,000	2.82%	1 Time Call	09/04/05
11/07/02	11/07/12	5,000,000	3.354%	1 Time Call	11/07/07
03/10/03	03/10/06	5,000,000	1.15%	Multi-Call	03/10/04 and quarterly thereafter


Security Federal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited), Continued

7.   Regulatory Matters

 The following table reconciles the Bank's Shareholders' Equity to its various regulatory capital positions:

	June 30, 2003	March 31, 2003
	(Dollars in Thousands)
Bank's Shareholders' Equity	$ 31,250	$ 30,324
Unrealized Gain On Available For Sale Of Securities, Net Of Tax	(1,454)	(1,445)
Reduction For Goodwill And Other Intangibles	-	-
Tangible Capital	29,796	28,879
Qualifying Core Deposits And Intangible Assets	-	-
Core Capital	29,796	28,879
Supplemental Capital	3,109	3,064
Assets Required To Be Deducted	(125)	(152)
Risk-Based Capital	$ 32,780	$ 31,791

The following table compares the Bank's capital levels relative to the applicable regulatory requirements at June 30, 2003:

	(Dollars in Thousands)
	Amt.Required	% Required	Actual Amt.	Actual %	Excess Amt.	Excess %
Tangible Capital	$ 9,070	2.0%	$ 29,796	6.57%	$ 20,726	4.57%
Tier 1 Leverage (Core) Capital	18,141	4.0%	29,796	6.57%	11,655	2.57%
Total Risk-Based Capital	19,897	8.0%	32,780	13.18%	12,883	5.18%
Tier 1 Risk-Based (Core) Capital	9,949	4.0%	29,796	11.98%	19,847	7.98%

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

The following table provides a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations:

	For the Quarter Ended
	June 30, 2003
	Income (Numerator) Amount	Shares (Denominator)	Per Share
Basic EPS	$ 922,659	2,510,526	$ 0.37
Effect of Diluted Securities:
Stock Options	-	28,387	(0.01)
ESOP	-	19,386	-
Diluted EPS	$ 922,659	2,558,299	$ 0.36


Security Federal Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

	For the Quarter Ended
	June 30, 2002
	Income (Numerator) Amount	Shares (Denominator)	Per Share
Basic EPS	$ 717,150	2,507,572	$ 0.29
Effect of Diluted Securities:
Stock Options	-	38,495	(0.01)
ESOP	-	18,727	-
Diluted EPS	$ 717,150	2,564,794	$ 0.28


Security Federal Corporation and Subsidiaries

Item 2.   Management's Discussion and Analysis of Results of Operations and Financial Condition

Changes in Financial Condition

Total assets of the Company increased $10.1 million or 2.3% during the three months ended June 30, 2003 primarily as a result of increases of $8.2 million or 4.5% in total investment securities and $1.6 million in cash and cash equivalents.

Net loans decreased $480,000 or 0.2% to $242.7 million during the three months ended June 30, 2003. Residential real estate loans, net of loans in process, decreased $2.6 million or 2.9% during the period while consumer loans decreased $1.0 million or 2.0% and commercial loans increased $1.1 million or 1.0%. Loans held for sale increased $2.2 million to $5.9 million during the period.

Repossessed assets increased $32,000 to $183,000 during the three months ended June 30, 2003.

Non-accrual loans totaled $1.4 million at June 30, 2003 compared to $1.0 million at March 31, 2003. The Bank classifies all loans as non-accrual when they become 90 days or more delinquent. At June 30, 2003, the Bank held $1.0 million in impaired loans compared to $1.2 million at March 31, 2003. The Bank includes troubled debt restructuring ("TDR") within the meaning of SFAS No. 114 in impaired loans. At June 30, 2003, the Bank had seven loans totaling $665,000 in TDR's compared to seven loans totaling $674,000 at March 31, 2003. At June 30, 2003 one commercial loan TDR of $201,000 was more than 90 days delinquent and on non-accrual status. That loan is secured by commercial real estate. A commercial loan TDR of $218,000 secured by a residential dwelling and equipment was more than 30 days delinquent as was a $25,000 unsecured commercial loan TDR. Two consumer loans secured by residential mortgages totaling $75,000 were also more than 30 days delinquent. The other two TDR's, an $86,000 consumer loan secured by a residential dwelling and a $60,000 commercial loan secured by two rental properties were current as of June 30, 2003.

Deposits increased $3.7 million or 1.0% during the three months ended June 30, 2003 as a result of competitive rates offered by the Bank. Federal Home Loan Bank (FHLB) advances increased $4.4 million or 8.9% due to investment leverage strategies employed to increase net interest income. Other borrowings, consisting of commercial repurchase sweep accounts, increased $635,000 or 15.2% to $4.8 million during the three-month period.

The Board of Directors of the Company declared the 50th consecutive quarterly dividend, which was $.02 per share, in April 2003, which totaled $51,000. The employee stock ownership trust of the Company paid $63,000 of principal on the employee stock ownership plan loan during the three-month period. Unrealized net gains on securities available for sale, net of tax, increased $9,000 during the nine months ended June 30, 2003. The Company's net income for the three months was $923,000. These items combined to increase shareholders' equity by $947,000 or 3.5% during the three months ended June 30, 2003. Book value per share was $12.30 at June 30, 2003 compared to $11.98 at March 31, 2003.

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

Loan repayments and maturities of investments are a significant source of funds, whereas loan disbursements and the purchase of investments are a primary use of the Company's funds. During the three months ended June 30, 2003, loan repayments exceeded loan disbursements resulting in a $480,000 or 0.20% decrease in total net loans receivable.

Deposits and other borrowings are also an important source of funds for the Company. During the three months ended June 30, 2003, deposits increased $3.7 million while FHLB advances increased $4.4 million. The Bank had $59.0 million in additional borrowing capacity at the FHLB at the end of the period. At June 30, 2003, the Bank had $122.4 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a major portion of these certificates will be renewed.


Security Federal Corporation and Subsidiaries

Management's Discussion and Analysis of Results of Operations and Financial Condition

Liquidity and Capital Resources, Continued

Through its operations the Bank, has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2003, the Bank had $25.6 million in unused consumer lines of credit, including home equity lines and unsecured lines. The Bank also had $7.7 million in unused commercial lines of credit committed to customers. The majority of the $33.3 million will not be drawn at the same time. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the Bank upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Bank manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

The Company is in the process of constructing a full service branch office in Lexington, South Carolina, which is expected to open in August 2003. The total cost of the two-story building, which is being constructed on land on which the Company has a long-term lease, is $1.4 million. At June 30, 3003, the Company had paid approximately $700,000 for the construction in progress. The Company plans to lease the second floor for rental income.

Historically, the Company's cash flow from operating activities has been relatively stable. The cash flow from investing activities have had a trend of increasing outflows due to increases in purchases of mortgage-backed and investment securities. The cash flows from financing activities have had a trend of increased inflows as a result of increases in FHLB advances. Management believes that the Company's liquidity will continue to be supported by the Company's deposit base and borrowing capacity during the next year.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at March 31, 2003 as filed on our annual report on Form 10-K. Certain accounting policies involve significant judgements and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgements and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgements and assumptions we make, actual results could differ from these judgements and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgements and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for the loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Accounting and Reporting Changes

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation—Transition and Disclosure", an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim period beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 which had no impact on the financial condition or operating results of the Company.


Security Federal Corporation and Subsidiaries

Management's Discussion and Analysis of Results of Operations and Financial Condition

Accounting and Reporting Changes, Continued

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on the financial condition or operating results of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances.) Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial condition or operating results of the Company.

In June 2003, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), Allowance for Credit Losses. The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The proposed SOP provides that the allowance for credit losses reported on a creditor's balance sheet should consist only of (1) a component for individual loan impairment recognized and measured pursuant to FASB Statement No. 114 and (2) one or more components of collective loan impairment recognized pursuant to FASB Statement No. 5, Accounting for Contingencies, and measured in accordance with the guidance in the proposed SOP. The provisions of the proposed SOP would be effective for financial statements for fiscal years beginning after December 15, 2003, with earlier application permitted. The effect of initially applying the provisions of the proposed SOP would be reported as a change in accounting estimate. Comments on the exposure draft are due by September 19, 2003. The effect on the financial condition or operating results of the Company related to the adoption of this proposed SOP have not been determined, but would most likely be material.

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


Security Federal Corporation and Subsidiaries

Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003

 Net Income

 Net income was $923,000 for the three months ended June 30, 2003, representing an increase in earnings of $206,000 or 28.7% from $717,000 for the same period in 2002.

Net Interest Income

 Net interest income decreased $264,000 or 7.6% to $3.2 million during the three months ended June 30, 2003 as a result of a decrease in total interest income offset in part by a decrease in interest expense. Interest earning assets increased an average of $65.2 million while interest-bearing liabilities increased $58.5 million. The interest rate spread decreased 77 basis points to 2.75% during the three months ending June 30, 2003 compared to the same period in 2002.

Interest income on loans decreased $405,000 or 9.3% to $4.0 million during the three months ended June 30, 2003 as a result of the yield in the loan portfolio decreasing 92 basis points despite the average loan portfolio balance increasing by $8.2 million. Interest income from investment, mortgage-backed, and other securities increased $17,000 or 1.1% due to an increase in the average balance of approximately $57.0 million in the investment portfolio despite a 142 basis points decrease in the average yield in the portfolio. Total interest income decreased $388,000 or 6.5% to $5.6 million for the three months ended June 30, 2003 from $6.0 million for the same period in 2002.

Total interest expense decreased $124,000 or 4.9% to $2.4 million during the three months ended June 30, 2003 compared to $2.5 million for the same period one-year earlier. Interest expense on deposits decreased $187,000 or 9.6% during the period as average interest bearing deposits grew $43.6 million compared to the average balance in 2002 while the cost of deposits decreased 58 basis points. Interest expense on advances and other borrowings increased $64,000 or 11.4% as the cost of debt outstanding decreased 87 basis points during the 2003 period compared to 2002 while average total borrowings outstanding increased approximately $14.9 million.

Provision for Loan Losses

 The Bank's provision for loan losses was $300,000 during the three months ended June 30, 2003 compared to $450,000 for the quarter ending June 30, 2002. The amount of the provision is determined by Management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $1.4 million at June 30, 2003 compared to $1.0 million at March 31, 2003. The ratio of allowance for loan losses to the Company's total loans was 2.07% at June 30, 2003 compared to 1.98% March 31, 2003. Net charge-offs were $88,000 during the three months ended June 30, 2003 compared to $98,000 during the same period in 2002.

Other Income

 Total other income increased $401,000 or 50.2% to $1.2 million during the three months ended June 30, 2003 compared to the same period a year ago. Gain on sale of loans increased $353,000 or 121.7% to $643,000 during the period as the origination and sale of fixed rate mortgages increased due to the low rates offered on fixed rate loans industry wide. Loan servicing fees decreased $2,000 to $49,000 while service fees on deposit accounts increased $70,000 or 24.9% due to a concerted effort to reduce waived service charges. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions, and trust fees, and other miscellaneous fees decreased $20,000 or 11.1% during the three months ended June 30, 2003.


Security Federal Corporation and Subsidiaries

Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003, CONTINUED

General and Administrative Expenses

 General and administrative expenses decreased $35,000 or 1.3% to $2.6 million during the three months ended June 30, 2003 compared to the same period in 2002. Salaries and employee benefits expense increased $122,000 due to an increase in full time equivalents in order to prepare for the opening of the Lexington branch during the September 2003 quarter and as a result of normal annual salary increases. Occupancy expense increased $24,000 due primarily to the land lease for the Lexington branch, which is currently under construction. Advertising expense decreased $50,000 or 65.3% while the depreciation and maintenance of equipment expense decreased $5,000 or 1.9% during the quarterly period. FDIC insurance premiums increased slightly by $1,000 during the 2003 quarter. The amortization of intangibles expense decreased $116,000 to zero during the quarter. At June 30, 2003, the Company had no further intangibles on the balance sheet. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, decreased $10,000 or 1.9% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002.


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

For the three month period ended June 30, 2003, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.75%. As of the year ended March 31, 2003, the interest rate spread was 3.00%. The interest rate spread has decreased due to investment securities growing faster than loan receivables. Loan receivables earn a higher yield than investment securities. Also, loan yields are falling due to refinancing of residential and commercial loans. If interest rates were to increase suddenly and significantly, the Bank's net interest income and net interest spread would be compressed.

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

(b) Changes in Internal Controls: In the quarter ended June 30, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.


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
3.3 Bylaws (2)
10 Executive Compensation Plans And Arrangements:
Salary Continuation Agreements (3)
Amendment One To Salary Continuation Agreements (4)
Stock Option Plan (3)
1999 Stock Option Plan (5)
2002 Stock Option Plan (6)
Incentive Compensation Plan (3)
31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

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


Security Federal Corporation and Subsidiaries

Other Information, Continued

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

SECURITY FEDERAL CORPORATION

Date: 8/07/2003	By: /s/ Timothy W. Simmons
Timothy W. Simmons President Duly Authorized Representative

Date: 8/07/2003	By: /s/ Roy G. Lindburg
Roy G. Lindburg Treasurer/CFO Duly Authorized Representative


Exhibit 31.1

Certification

I, Timothy W. Simmons, certify that:

1.	I have reviewed this June 30, 2003 10-Q of Security Federal Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

	a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003

/s/ Timothy W. Simmons Timothy W. Simmons President and Chief Executive Officer


Exhibit 31.2

Certification

I, Roy G. Lindburg, certify that:

1.	I have reviewed this June 30, 2003 10-Q of Security Federal Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

	a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003

/s/ Roy G. Lindburg Roy G. Lindburg Chief Financial Officer


Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
OF SECURITY FEDERAL CORPORATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q that:

1.	the report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

/s/ Timothy W. Simmons	/s/ Roy G. Lindburg
Timothy W. Simmons Chief Executive Officer	Roy G. Lindburg Chief Financial Officer

Dated: August 7, 2003

A signed original of this written statement required by Section 906 has been provided to Security Federal Corporation and will be retained by Security Federal Corporation and furnished to the Securities and Exchange Commission or its staff upon request.