Form 10-Q
period 2003-09-30
SECURITY FEDERAL CORPORATION
filed 2003-11-12
CIK 818677

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          FOR THE TRANSITION PERIOD:

                    FROM:                TO:
                         --------------     --------------

                       COMMISSION FILE NUMBER:  0-16120

                         SECURITY FEDERAL CORPORATION

               South Carolina                  57-0858504
     (State or other jurisdiction of          (IRS Employer
      incorporation or organization)          Identification No.)

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

                           YES             NO   X
                               ------         ------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      CLASS:            OUTSTANDING SHARES AT:      $0.01 PAR VALUE:
   ------------         ----------------------      ----------------
   Common Stock            October 31, 2003            2,531,744

                                  INDEX

------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION (UNAUDITED)                           PAGE NO.

Item 1.  Financial Statements (Unaudited):

          Consolidated Balance Sheets at September 30, 2003 and
           March 31, 2003                                               1

          Consolidated Statements of Income for the Three and Six
           Months Ended September 30, 2003 and 2002                     2

          Consolidated Statements of Shareholders' Equity at
           September 30, 2002 and 2003                                  4

          Consolidated Statements of Cash Flows for the Six Months
           Ended September 30, 2003 and 2002                            5

          Notes to Consolidated Financial Statements                    7

Item 2.  Management's Discussion and Analysis - of Results of
          Operations and Financial Condition                            11

Item 3.  Quantitative and Qualitative Disclosure about Market Risk      19

Item 4.  Controls and Procedures                                        19

------------------------------------------------------------------------------

PART II. OTHER INFORMATION

          Other Information                                             20

          Signatures                                                    21

          Certifications                                                22

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

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                 Security Federal Corporation and Subsidiaries

                         Consolidated Balance Sheets

                                          September 30, 2003  March 31, 2003
                                          ------------------  --------------
Assets:                                      (Unaudited)        (Audited)
  Cash And Cash Equivalents                  $  7,876,785      $  8,238,690
  Investment And Mortgage-Backed Securities:
   Available For Sale: (Amortized cost of
    $168,233,219 at September 30, 2003 and
    $157,821,789 at Mar   ch 31, 2003)        168,497,564       160,150,262
   Held To Maturity:  (Fair value of
    $61,912,230 at September 30, 2003 and
    $22,040,207 at March 31, 2003)             62,446,673        21,966,533
                                             ------------      ------------
  Total Investment And Mortgage-Backed
   Securities                                 230,944,237       182,116,795
                                             ------------      ------------
  Loans Receivable, Net:
   Held For Sale                                1,149,366         3,670,498
   Held For Investment: (Net of allowance of
    $5,376,962 at September 30, 2003 and
    $4,911,224 at March 31, 2003)             236,632,395       239,485,158
                                             ------------      ------------
  Total Loans Receivable, Net                 237,781,761       243,155,656
                                             ------------      ------------
  Accrued Interest Receivable:
   Loans                                          906,851           976,134
   Mortgage-Backed Securities                     520,366           441,900
   Investments                                    694,286           667,735
  Premises And Equipment, Net                   6,478,000         5,219,947
  Federal Home Loan Bank Stock, At Cost         3,789,000         2,858,600
  Repossessed Assets Acquired In Settlement
   Of Loans                                        73,000           151,450
  Other Assets                                  3,580,797         1,077,078
                                             ------------      ------------
Total Assets                                 $492,645,083      $444,903,985
                                             ============      ============

Liabilities And Shareholders' Equity
Liabilities:
  Deposit Accounts                           $383,925,430      $358,473,601
  Advances From Federal Home Loan Bank         69,329,000        49,772,000
  Other Borrowed Money                          5,937,600         4,193,480
  Advance Payments By Borrowers For Taxes
   And Insurance                                  565,515           279,425
  Other Liabilities                             2,298,934         2,145,526
                                             ------------      ------------
Total Liabilities                            $462,056,479      $414,864,032
                                             ------------      ------------

Shareholders' Equity:
  Serial Preferred Stock, $.01 Par Value;
   Authorized Shares - 200,000; Issued
   And Outstanding Shares - None             $          -      $          -
  Common Stock, $.01 Par Value; Authorized
   Shares - 5,000,000; Issued  - 2,531,744
   And Outstanding Shares - 2,514,488 At
   September 30, 2003 And 2,529,824 And
   2,507,717 At March 31, 2003                     25,317            25,298
  Additional Paid-In Capital                    4,005,444         3,995,230
  Indirect Guarantee Of Employee Stock
   Ownership Trust Debt                          (336,972)         (444,685)
  Accumulated Other Comprehensive Gain            164,001         1,444,585
  Retained Earnings, Substantially Restricted  26,730,814        25,019,525
                                             ------------      ------------
Total Shareholders' Equity                   $ 30,588,604      $ 30,039,953
                                             ------------      ------------
Total Liabilities And Shareholders' Equity   $492,645,083      $444,903,985
                                             ============      ============

See accompanying notes to consolidated financial statements.

                 Security Federal Corporation and Subsidiaries

                  Consolidated Statements of Income (Unaudited)

                                          Three Months Ended September 30,
                                          --------------------------------
                                                2003             2002
                                          --------------     -------------
Interest Income:
  Loans                                       $3,860,169     $4,325,173
  Mortgage-Backed Securities                     961,039        848,410
  Investment Securities                          677,782        813,864
  Other                                            4,813         13,810
                                              ----------     ----------
Total Interest Income                          5,503,803      6,001,257
                                              ----------     ----------

Interest Expense:
  NOW And Money Market Accounts                  709,868        635,061
  Passbook Accounts                               43,322         64,332
  Certificate Accounts                           916,115      1,281,974
  Advances And Other Borrowed Money              628,088        557,218
                                              ----------     ----------
Total Interest Expense                         2,297,393      2,538,585
                                              ----------     ----------

Net Interest Income                            3,206,410      3,462,672
  Provision For Loan Losses                      300,000        450,000
                                              ----------     ----------
  Net Interest Income After Provision For
   Loan Losses                                 2,906,410      3,012,672
                                              ----------     ----------
Other Income:
  Net Gain On Sale Of Investments                      -          4,245
  Gain On Sale Of Loans                          413,685        336,149
  Loan Servicing Fees                             52,424         50,260
  Service Fees On Deposit Accounts               339,684        319,960
  Other                                          253,011        171,812
                                              ----------     ----------
Total Other Income                             1,058,804        882,426
                                              ----------     ----------

General And Administrative Expenses:
  Salaries And Employee Benefits               1,428,376      1,457,204
  Occupancy                                      237,859        204,909
  Advertising                                     77,648         41,677
  Depreciation And Maintenance Of Equipment      273,885        249,584
  FDIC Insurance Premiums                         14,072         13,084
  Amortization Of Intangibles                          -         68,900
  Other                                          545,601        543,768
                                              ----------     ----------
Total General And Administrative Expenses      2,577,441      2,579,126
                                              ----------     ----------

  Income Before Income Taxes                   1,387,773      1,315,972
  Provision For Income Taxes                     497,912        502,181
                                              ----------     ----------
Net Income                                    $  889,861     $  813,791
                                              ==========     ==========

Basic Net Income Per Common Share             $     0.35     $     0.32
                                              ==========     ==========
Diluted Net Income Per Common Share           $     0.35     $     0.32
                                              ==========     ==========
Cash Dividend Per Share On Common Stock       $     0.02     $   0.0133
                                              ==========     ==========
Basic Weighted Average Shares Outstanding      2,512,600      2,509,707
                                              ==========     ==========
Diluted Weighted Average Shares Outstanding    2,568,601      2,565,969
                                              ==========     ==========


See accompanying notes to consolidated financial statements.

                Security Federal Corporation and Subsidiaries

                 Consolidated Statements of Income (Unaudited)

                                             Six Months Ended September 30,
                                             -----------------------------
                                                  2003           2002
                                             ------------     ------------

Interest Income:
  Loans                                       $ 7,815,674    $ 8,685,901
  Mortgage-Backed Securities                    1,883,118      1,647,036
  Investment Securities                         1,409,165      1,649,041
  Other                                             9,581         20,960
                                               ----------     ----------
Total Interest Income                          11,117,538     12,002,938
                                               ----------     ----------

Interest Expense:
  NOW And Money Market Accounts                 1,374,260      1,258,309
  Passbook Accounts                                88,978        133,616
  Certificate Accounts                          1,973,215      2,543,768
  Advances And Other Borrowed Money             1,249,071      1,114,586
                                               ----------     ----------
Total Interest Expense                          4,685,524      5,050,279
                                               ----------     ----------

Net Interest Income                             6,432,014      6,952,659
  Provision For Loan Losses                       600,000        900,000
                                               ----------     ----------
  Net Interest Income After Provision For
   Loan Losses                                  5,832,014      6,052,659
                                               ----------     ----------
Other Income:
  Net Gain On Sale Of Investments                       -          4,245
  Gain On Sale Of Loans                         1,056,236        626,000
  Loan Servicing Fees                             101,611        101,052
  Service Fees On Deposit Accounts                691,296        601,562
  Other                                           410,225        348,698
                                               ----------     ----------
Total Other Income                              2,259,368      1,681,557
                                               ----------     ----------

General And Administrative Expenses:
  Salaries And Employee Benefits                3,041,032      2,947,748
  Occupancy                                       456,919        400,223
  Advertising                                     104,180        118,067
  Depreciation And Maintenance Of Equipment       537,716        518,589
  FDIC Insurance Premiums                          27,667         25,850
  Amortization Of Intangibles                           -        185,210
  Other                                         1,059,315      1,067,407
                                               ----------     ----------
Total General And Administrative Expenses       5,226,829      5,263,094
                                               ----------     ----------

  Income Before Income Taxes                    2,864,553      2,471,122
  Provision For Income Taxes                    1,052,033        940,181
                                               ----------     ----------
Net Income                                     $1,812,520     $1,530,941
                                               ==========     ==========

Basic Net Income Per Common Share              $     0.72     $     0.61
                                               ==========     ==========
Diluted Net Income Per Common Share            $     0.71     $     0.60
                                               ==========     ==========
Cash Dividend Per Share On Common Stock        $     0.04     $   0.0266
                                               ==========     ==========
Basic Weighted Average Shares Outstanding       2,511,563      2,508,647
                                               ==========     ==========
Diluted Weighted Average Shares Outstanding     2,563,450      2,565,383
                                               ==========     ==========

See accompanying notes to consolidated financial statements.


                                Security Federal Corporation and Subsidiaries

                          Consolidated Statements of Shareholders' Equity (Unaudited)

                                                              Accumulated
                                  Additional     Indirect        Other
                         Common     Paid-In    Guarantee of  Comprehensive   Retained
                          Stock     Capital      ESOP Debt   Income (Loss)   Earnings         Total
                        --------   ----------   ----------    ----------   ------------   ------------
Beginning Balance At
March 31, 2002          $ 16,842   $3,985,312    $(358,297)    $(183,335)   $21,940,041    $25,400,563
Net Income                     -            -            -             -      1,530,941      1,530,941
Other Comprehensive
Income, Net Of Tax:
  Unrealized Holding
   Gains On Securities
   Available For Sale          -            -            -     1,819,475              -      1,819,475
                                                                                           -----------
  Comprehensive Income                                                                       3,350,416
Decrease In Indirect
  Guarantee of ESOP Debt       -            -       33,714             -              -         33,714
  Cash Dividends ($.0133
   per share)                  -            -            -             -        (67,369)       (67,369)
                        --------   ----------    ---------    ----------    -----------    -----------
Balance at
September 30, 2002      $ 16,842   $3,985,312    $(324,583)   $1,636,140    $23,403,613    $28,717,324
                        ========   ==========    =========    ==========    ===========    ===========


Beginning Balance At
March 31, 2003          $ 25,298   $3,995,230    $(444,685)   $1,444,585    $25,019,525    $30,039,953
Net Income                     -            -            -             -      1,812,520      1,812,520
Other Comprehensive
Income, Net Of Tax:
  Unrealized Holding
   Losses On Securities
   Available For Sale          -            -            -    (1,280,584)             -     (1,280,584)
                                                                                           -----------
  Comprehensive Income                                                                         531,936
Decrease In Indirect
  Guarantee of ESOP Debt       -            -      107,713             -              -        107,713
Exercise Of Stock Options     19       10,214            -             -              -         10,233
Cash Dividends ($.02 per
 share)                        -            -            -             -       (101,231)      (101,231)
                        --------   ----------    ---------    ----------    -----------    -----------
Balance at
September 30, 2003      $ 25,317   $4,005,444    $(336,972)   $  164,001    $26,730,814    $30,588,604
                        ========   ==========    =========    ==========    ===========    ===========

See accompanying notes to consolidated financial statements.



              Security Federal Corporation and Subsidiaries

             Consolidated Statements of Cash Flows (Unaudited)

                                            Six Months Ended September 30,
                                            -----------------------------
                                                 2003            2002
                                            -----------      ------------
Cash Flows From Operating Activities:
Net Income                                   $1,812,520       $1,530,941
Adjustments To Reconcile Net Income To Net
 Cash Provided By Operating Activities:
  Depreciation Expense                          404,527          401,276
  Amortization Of Intangibles                         -          185,210
  Discount Accretion And Premium Amortization   371,748          (72,787)
  Provisions For Losses On Loans And Real
   Estate                                       600,000          900,000
  Gain On Sale Of Investment Securities
   Available For Sale                                 -           (4,425)
  Gain On Sale Of Loans                      (1,056,236)        (626,000)
  Gain On Sale Of Real Estate                   (41,496)         (44,467)
  Amortization Of Deferred Fees On Loans       (105,060)        (100,052)
  Proceeds From Sale Of Loans Held For Sale  49,676,277       34,438,586
  Origination Of Loans For Sale             (46,098,909)     (36,182,793)
  (Increase) Decrease In Accrued Interest
   Receivable:
    Loans                                        69,283          118,735
    Mortgage-Backed Securities                  (78,466)         (83,174)
    Investments                                 (26,551)        (102,085)
  Increase In Advance Payments By Borrowers     286,090          222,434
  (Gain) Loss on Disposition of Premises
   and Equipment                                   (150)               -
  Other, Net                                 (1,459,054)        (638,624)
                                            -----------      -----------
Net Cash Provided (Used) By Operating
 Activities                                   4,354,523          (57,225)
                                            -----------      -----------

Cash Flows From Investing Activities:
  Principal Repayments On Mortgage-Backed
   Securities Available For Sale             34,006,208       10,199,004
  Principal Repayments On Mortgage-Backed
   Securities Held To Maturity                  491,582           37,644
  Purchase Of Investment Securities Available
   For Sale                                           -      (35,020,625)
  Purchase Of Investment Securities Held To
   Maturity                                 (62,945,138)               -
  Purchase Of Mortgage-Backed Securities
   Available For Sale                       (71,060,405)     (33,542,209)
  Maturities Of Investment Securities
   Available For Sale                        26,214,104       22,503,614
  Maturities of Investment Securities Held
   To Maturity                               22,030,331           52,437
  Proceeds From Sale of Securities Available
   For Sale                                           -          985,938
  Purchase Of FHLB Stock                     (2,281,700)               -
  Redemption Of FHLB Stock                    1,351,300          291,900
  (Increase) Decrease In Loans To Customers   2,014,023       (2,600,823)
  Proceeds From Sale Of Repossessed Assets      463,746          541,867
  Purchase And Improvement Of Premises And
   Equipment                                 (1,662,580)        (518,183)
  Proceeds from Sale of Premises And
   Equipment                                        150                -
                                            -----------      -----------
Net Cash Used By Investing Activities       (51,378,379)     (37,069,436)
                                            -----------      -----------

Cash Flows From Financing Activities:
  Increase In Deposit Accounts               25,451,829       23,562,788
  Proceeds From FHLB Advances                89,875,000       46,125,000
  Repayment Of FHLB Advances                (70,318,000)     (34,168,000)
  Net Proceeds (Repayment) Of Other
   Borrowings                                 1,744,120         (419,928)
  Dividends To Shareholders                    (101,231)         (67,370)

  Proceeds From Exercise of Stock Options        10,233                -
                                            -----------      -----------
Net Cash Provided By Financing Activities    46,661,951       35,032,490
                                            -----------      -----------
                                                              (Continued)

                Security Federal Corporation and Subsidiaries

               Consolidated Statements of Cash Flows (Unaudited)

                                            Six Months Ended September 30,
                                            -----------------------------
                                                2003             2002
                                            -----------      ------------

Net Increase (Decrease) In Cash And Cash
 Equivalents                                   (361,905)      (2,094,171)
Cash And Cash Equivalents At Beginning Of
 Period                                       8,238,690       11,528,411
                                            -----------      -----------
Cash And Cash Equivalents At End Of Period  $ 7,876,785      $ 9,434,240
                                            ===========      ===========

Supplemental Disclosure Of Cash Flows
 Information:
Cash Paid During The Period For Interest $ 4,824,535 $ 5,181,206 Cash Paid During The Period For Income
 Taxes                                      $   935,888      $ 1,362,575
Additions To Repossessed Acquired Through
 Foreclosure                                $   343,800      $   484,400
Increase (Decrease) In Unrealized Net Gain
 On Securities Available For Sale, Net Of
 Taxes                                      $(1,280,584)     $ 1,819,475


See accompanying notes to consolidated financial statements.

               Security Federal Corporation and Subsidiaries

           Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in our 2003 Annual Report to Shareholders when reviewing interim financial statements. The results of operations for the six month period ended September 30, 2003 are not necessarily indicative of the results may be expected for the entire fiscal year. This Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, and business of Security Federal Corporation. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, changes in interest rates, changes in the regulatory environment, changes in general economic conditions and inflation, and changes in the securities market. Management cautions readers of this Form 10-Q not to place undue reliance on the forward-looking statements contained herein.

2. Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Security Federal Corporation (the "Company") and its wholly owned subsidiary, Security Federal Bank (the "Bank"), and the Bank's wholly owned subsidiaries, Security Federal Insurance, Inc. ("SFINS"), Security Federal Investments, Inc. ("SFINV"), Security Federal Trust, Inc. ("SFT"), and Security Financial Services Corporation ("SFSC"). The Bank is primarily engaged in the business of accepting savings and demand deposits and originating mortgage and other loans to individuals and small businesses for various personal and commercial purposes. SFINS, SFINV, and SFT were formed during fiscal 2002 and began operation during the December 2001 quarter. SFINS is an insurance agency offering business, health, home and life insurance. SFINV engages primarily in investment brokerage services. SFT offers trust, financial planning and financial management services. SFSC is currently inactive.

3. Loans Receivable, Net

Loans receivable, net, at September 30, 2003 and March 31, 2003 consisted of the following:

Loans held for sale were $1,149,366 and $3,670,498 at September 30, 2003 and March 31, 2003, respectively.

Loans Held For Investment:             September 30, 2003    March 31, 2003
                                       ------------------    --------------
  Residential Real Estate                  $100,539,858       $ 99,948,293
  Consumer                                   46,162,390         46,594,413
  Commercial Business & Real Estate         106,887,418        106,996,940
                                           ------------       ------------
                                            253,589,666        253,539,646
                                           ------------       ------------

Less:
  Allowance For Possible Loan Loss            5,376,962          4,911,224
  Loans In Process                           11,423,076          8,990,687
  Deferred Loan Fees                            157,233            152,577
                                           ------------       ------------
                                             16,957,271         14,054,488
                                           ------------       ------------
                                           $236,632,395       $239,485,158
                                           ============       ============

The following is a reconciliation of the allowance for loan losses for the six months ending:

                                       September 30, 2003  September 30, 2002
                                       ------------------  ------------------
Beginning Balance                          $  4,911,224       $  3,689,079
  Provision                                     600,000            900,000
  Charge-offs                                  (238,893)          (314,383)
  Recoveries                                    104,631            148,205
                                           ------------       ------------
Ending Balance                             $  5,376,962       $  4,422,901
                                           ============       ============

               Security Federal Corporation and Subsidiaries

4. Securities

Investment and Mortgage-Backed Securities, Held to Maturity
-----------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

                                          Gross         Gross
                            Amortized   Unrealized    Unrealized
September 30, 2003             Cost       Gains         Losses     Fair Value
------------------         -----------  ----------    -----------  ----------

US Government and Agency
 Obligations               $61,996,971   $172,507      $736,264   $61,433,214
Mortgage-Backed Securities     449,702     29,314             -       479,016
                           -----------   --------      --------   -----------
Total                      $62,446,673   $201,821      $736,264   $61,912,230
                           ===========   ========      ========   ===========

March 31, 2003
--------------

US Government and Agency
 Obligations               $21,025,603   $ 36,153      $ 14,071   $21,047,685
Mortgage-Backed Securities     940,930     51,592             -       992,522
                           -----------   --------      --------   -----------
Total                      $21,966,533   $ 87,745      $ 14,071   $22,040,207
                           ===========   ========      ========   ===========


Investment And Mortgage-Backed Securities, Available For Sale
-------------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

                                          Gross         Gross
                            Amortized   Unrealized    Unrealized
September 30, 2003             Cost       Gains         Losses     Fair Value
------------------         -----------  ----------    -----------  ----------

US Government and Agency
 Obligations              $ 26,670,638   $  537,806   $        -  $ 27,208,444
Mortgage-Backed Securities 141,562,581      994,987    1,268,448   141,289,120
                          ------------   ----------   ----------  ------------
Total                     $168,233,219   $1,532,793   $1,268,448  $168,497,564
                          ============   ==========   ==========  ============


March 31, 2003
--------------

US Government and Agency
 Obligations              $ 52,929,442  $  822,283    $   13,094  $ 53,738,631
Mortgage-Backed Securities 104,892,347   1,637,286       118,002   106,411,631
                          ------------  ----------    ----------  ------------
Total                     $157,821,789  $2,459,569    $  131,096  $160,150,262
                          ============  ==========    ==========  ============

             Security Federal Corporation and Subsidiaries

5. Deposit Accounts

A summary of deposit accounts by type with weighted average rates is as follows:

                                  September 30, 2003      March 31, 2003
                                --------------------   -------------------
Demand Accounts:                   Balance     Rate      Balance      Rate
                                -------------------    -------------------
  Checking                      $ 80,897,746   0.41%   $ 82,521,610   0.50%
  Money Market                   140,105,831   1.96%    102,396,950   2.21%
  Regular Savings                 18,054,791   0.99%     16,455,391   1.23%
                                ------------           ------------
Total Demand Accounts            239,058,368   1.36%    201,373,951   1.43%
                                ------------           ------------

Certificate Accounts:
  0 - 4.99%                      133,663,605            144,633,770
  5.00 - 6.99%                    11,203,457             12,437,463
  7.00 - 8.99%                             -                 28,417
                                ------------           ------------
Total Certificate Accounts       144,867,062   2.34%    157,099,650   2.92%
                                ------------           ------------
Total Deposit Accounts          $383,925,430   1.73%   $358,473,601   2.08%
                                ============           ============


6. Advances From Federal Home Loan Bank

Federal Home Loan Bank Advances are summarized by year of maturity and weighted average interest rate in the table below:

                                  September 30, 2003      March 31, 2003
                                 -------------------    ------------------
Fiscal Year Due:                   Balance     Rate      Balance      Rate
                                 ------------------     ------------------

2004                             $11,275,000   1.21%    $ 1,700,000   1.48%
2005                              10,054,000   6.14%     10,072,000   6.14%
2006                              23,000,000   4.93%     23,000,000   4.93%
2007                               5,000,000   2.64%              -      -
Thereafter                        20,000,000   3.23%     15,000,000   3.09%
                                 -----------            -----------
Total Advances                   $69,329,000   3.85%    $49,772,000   4.50%
                                 ===========            ===========


These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank's portfolio of residential first mortgage loans and approximately $39.2 million in investment securities at September 30, 2003. Advances are subject to prepayment penalties.

The following table shows callable FHLB advances as of the dates indicated. These advances are also included in the above table. All callable advances are callable at the option of the FHLB. If an advance is called, the Bank has the option to payoff the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

                         As of September 30, 2003
--------------------------------------------------------------------------
Borrow Date  Maturity Date   Amount    Int. Rate    Type       Call Dates
-----------  ------------- ----------  ---------  ----------   -----------
 11/10/00      11/10/05    $5,000,000    5.85%    Multi-Call   5/10/03 and
                                                                quarterly
                                                                thereafter
 09/04/02      09/04/07      5,000,000   2.82%    1 Time Call   09/04/05
 11/07/02      11/07/12      5,000,000   3.35%    1 Time Call   11/07/07
 03/10/03      03/10/06      5,000,000   1.15%    Multi-Call    03/10/04 and
                                                                 quarterly
                                                                 thereafter

                           As of March 31, 2003
--------------------------------------------------------------------------
Borrow Date  Maturity Date   Amount    Int. Rate    Type       Call Dates
-----------  ------------- ----------  ---------  ----------   -----------
 11/10/00       11/10/05    5,000,000     5.85%   Multi-Call   08/10/02 and
                                                                quarterly
                                                                thereafter
 09/04/02       09/04/07    5,000,000     2.82%   1 Time Call  09/04/05
 11/07/02       11/07/12    5,000,000     3.35%   1 Time Call  11/07/07
 03/10/03       03/10/06    5,000,000     1.15%   Multi-Call   03/10/04 and
                                                                quarterly
                                                                thereafter

                 Security Federal Corporation and Subsidiaries

7. Regulatory Matters

The following table reconciles the Bank's shareholders' equity to its various regulatory capital positions:

                                          September 30, 2003   March 31, 2003
                                                 (Dollars in Thousands)
                                          -----------------------------------

Bank's Shareholders' Equity                     $30,851            $30,324
Unrealized Gain On Available For Sale Of
 Securities, Net Of Tax                            (164)            (1,445)
Reduction For Goodwill And Other Intangibles          -                  -
                                                -------            -------
  Tangible Capital                               30,687             28,879
Qualifying Core Deposits And Intangible Assets        -                  -
                                                -------            -------
  Core Capital                                   30,687             28,879
Supplemental Capital                              3,162              3,064
Assets Required To Be Deducted                     (102)              (152)
                                                =======            =======
  Risk-Based Capital                            $33,747            $31,791
                                                =======            =======

The following table compares the Bank's capital levels relative to the applicable regulatory requirements at September 30, 2003:

                                  (Dollars in Thousands)
        ----------------------------------------------------------------------
        Amt. Required  % Required  Actual Amt.  Actual %  Excess Amt. Excess %
        ----------------------------------------------------------------------
Tangible
 Capital   $ 9,856        2.0%       $30,687     6.23%     $20,831     4.23%
Tier 1
 Leverage
 (Core)
 Capital    19,706        4.0%        30,687     6.23%      10,981     2.23%
Total Risk-
 Based
 Capital    20,234        8.0%        33,747    13.34%      13,513     5.34%
Tier 1 Risk-
 Based
 (Core)
 Capital    10,117        4.0%        30,687    12.13%      20,570     8.13%


8.  Earnings Per Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market.

This standard specifies computation and presentation requirements for both basic EPS and, for entities with complex capital structures, diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of options outstanding under the Company's stock option plan is reflected in diluted earnings per share by application of the treasury stock method.

The following table provides a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations:


                                   For the Quarter Ended
                 ------------------------------------------------------------
                                    September 30, 2003
                 ------------------------------------------------------------
                 Income (Numerator) Amount   Shares (Denominator)   Per Share
                 -------------------------   --------------------   ---------

Basic EPS                $889,861                 2,512,600          $ 0.35
Effect of Diluted
 Securities:
   Stock Options                -                    38,090               -
   ESOP                         -                    17,911               -

Diluted EPS              $889,861                 2,568,601          $ 0.35

                 Security Federal Corporation and Subsidiaries
     Notes to Consolidated Financial Statements (Unaudited), Continued


                                   For the Quarter Ended
                 ------------------------------------------------------------
                                    September 30, 2002
                 ------------------------------------------------------------
                 Income (Numerator) Amount   Shares (Denominator)   Per Share
                 -------------------------   --------------------   ---------

Basic EPS                 $813,791                 2,509,707        $ 0.32
Effect of Diluted
 Securities:
   Stock Options                 -                    35,458             -
   ESOP                          -                    20,804             -
                          --------                 ---------        ------

Diluted EPS                813,791                 2,565,969        $ 0.32


                                  For the Six Months Ended
                 ------------------------------------------------------------
                                    September 30, 2003
                 ------------------------------------------------------------
                 Income (Numerator) Amount   Shares (Denominator)   Per Share
                 -------------------------   --------------------   ---------

Basic EPS                $1,812,520                2,511,563        $ 0.72
Effect of Diluted
 Securities:
   Stock Options                  -                   33,238         (0.01)
   ESOP                           -                   18,649             -
                         ----------                ---------        ------

Diluted EPS               1,812,520                2,563,450        $ 0.71



                                  For the Six Months Ended
                 ------------------------------------------------------------
                                    September 30, 2002
                 ------------------------------------------------------------
                 Income (Numerator) Amount   Shares (Denominator)   Per Share
                 -------------------------   --------------------   ---------

Basic EPS                $1,530,941                 2,508,647        $ 0.61
Effect of Diluted
 Securities:
   Stock Options                  -                    37,554         (0.01)
   ESOP                           -                    19,182             -
                         ----------                 ---------        ------

Diluted EPS              $1,530,941                 2,565,383        $ 0.60



9.  Stock-Based Compensation

The Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board ("APB" Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations). No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the six months and the three months ended September 30, 2003 and 2002.

               Security Federal Corporation and Subsidiaries

                               Three Months Ended       Six Months Ended
                                   September 30,          September 30,
                                  2003       2002        2003       2002
                               ---------   --------   ----------  ----------
Net income, as reported         $889,861   $813,791   $1,812,520  $1,530,941
Deduct: Total stock-based
 employee compensation expense
 determined under fair value
 based method for all awards,
 net of related tax effect      $(65,114)  $(51,451)  $ (130,228) $ (102,902)
Net Income, Pro Forma           $824,747   $762,340   $1,682,292  $1,428,039
Basic earnings share:
   As Reported                  $    .36   $    .33   $      .73  $      .61
   Pro Forma                    $    .33   $    .31   $      .67  $      .57
Diluted earnings share:
   As reported                  $    .35   $    .32   $      .71  $      .60
   Pro forma                    $    .33   $    .30   $      .66  $      .56


10.  Subsequent Events

On October 24, 2003, the Company announced it had reached a verbal agreement to sell its Denmark, SC branch office to South Carolina Bank and Trust of Columbia, SC. The branch has deposits of approximately $15 million and loans of approximately $7 million. The written agreement is expected to be signed in November 2003 and the transaction completed during the March 2004 quarter.

             Security Federal Corporation and Subsidiaries

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Changes in Financial Condition

Total assets of the Company increased $47.7 million or 10.7% during the six months ended September 30, 2003 primarily as a result of an increase of $48.8 million or 26.8% in total investment securities offset partially by a $5.4 million or 2.2% decrease in net loans receivable.

Residential real estate loans, net of loans in process, decreased $1.8 million or 2.0% during the six months ended September 30, 2003, while consumer loans decreased $432,000 or 0.9% and commercial loans decreased $110,000 or 0.1%. Loans held for sale decreased $2.5 million to $1.1 million during the same period.

Repossessed assets decreased $79,000 to $73,000 during the six months ended September 30, 2003.

Non-accrual loans totaled $1.9 million at September 30, 2003 compared to $1.0 million at March 31, 2003. The Bank classifies all loans as non-accrual when they become 90 days or more delinquent. At September 30, 2003, the Bank held $1.3 million in impaired loans compared to $1.2 million at March 31, 2003.
The Bank includes troubled debt restructuring ("TDR") within the meaning of SFAS No. 114 in impaired loans. At September 30, 2003, the Bank had seven loans totaling $660,000 in TDR's compared to seven loans totaling $665,000 at March 31, 2003. At September 30, 2003 one commercial loan TDR of $201,000 was more than 90 days delinquent and on non-accrual status. That loan is secured by commercial real estate. An unsecured commercial loan TDR of $25,000
secured by a residential dwelling was more than 60 days delinquent.   Two
consumer loans secured by residential mortgages totaling $75,000 were more than 30 days delinquent. The other three TDR's, a $215,000 commercial loan secured by equipment, an $85,000 consumer loan secured by a residential dwelling and a $59,000 commercial loan secured by two rental properties were current as of September 30, 2003.

Deposits increased $25.5 million or 7.1% during the six months ended September 30, 2003 as a result of competitive rates offered by the Bank. Federal Home Loan Bank ("FHLB") advances increased $19.6 million or 39.3% during the same period due to investment leverage strategies employed to increase net interest income. Other borrowings, consisting of commercial repurchase sweep accounts, increased $1.7 million or 41.6% to $5.9 million during the six-month period.

The Board of Directors of the Company declared the 50th and 51st consecutive quarterly dividends of $.02 per share per quarter, in April and July 2003, which totaled $102,000. The employee stock ownership trust of the Company paid $108,000 of principal on the employee stock ownership plan loan during the six-month period. Unrealized net gains on securities available for sale, net of tax, decreased $1.3 million during the six months ended September 30, 2003. The Company's net income for the six month period was $1.8 million. These items combined to increase shareholders' equity by $549,000 or 1.8% during the six months ended September 30, 2003. Book value per share was $12.17 at September 30, 2003 compared to $11.98 at March 31, 2003.

Liquidity and Capital Resources

In accordance with Office of Thrift Supervision ("OTS") regulations, the Company is required to maintain sufficient liquidity to operate in a safe and sound manner. The Company's current liquidity level is deemed adequate to meet the requirements of normal operations, potential deposit outflows, and loan demand while still allowing for optimal investment of funds and return on assets. Loan repayments and maturities of investments are a significant source of funds, whereas loan disbursements and the purchase of investments are a primary use of the Company's funds. During the six months ended September 30, 2003, loan repayments exceeded loan disbursements resulting in a $5.4 million or 2.2% decrease in total net loans receivable.


Deposits and other borrowings are also an important source of funds for the Company. During the six months ended September 30, 2003, deposits increased $25.5 million while FHLB advances increased $19.6 million. The Bank had $59.0 million in additional borrowing capacity at the FHLB at the end of the period. At September 30, 2003, the Bank had $104.3 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a major portion of these certificates will be renewed.

             Security Federal Corporation and Subsidiaries

        Management's Discussion and Analysis of Results of Operations
                        and Financial Condition

Liquidity and Capital Resources, Continued

Through its operations the Bank, has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2003, the Bank had $25.8 million in unused consumer lines of credit, including home equity lines and unsecured lines. The Bank also had $9.0 million in unused commercial lines of credit committed to customers. The majority of the $34.8 million will not be drawn at the same time. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the Bank upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Bank manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

The Company completed construction of a full service branch office in Lexington, South Carolina, which opened in August 2003. The total cost of the two-story building, which was built on land on which the Company has a long-term lease, was $1.4 million. The Company plans to lease the second floor for rental income.

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

Accounting and Reporting Changes

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-based Compensation Transition and Disclosure", an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim period beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 which had no impact on the financial condition or operating results of the Company.

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

In June 2003, the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position ("SOP"), "Allowance for Credit Losses". The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The proposed SOP provides that the allowance for credit losses reported on a creditor's balance sheet should consist only of (1) a component for individual loan impairment recognized and measured pursuant to FASB Statement No. 114 and (2) one or more components of collective loan impairment recognized pursuant to FASB Statement No. 5, "Accounting for Contingencies", and measured in accordance with the guidance in the proposed SOP. The provisions of the proposed SOP would be effective for financial statements for fiscal years beginning after December 15, 2003, with earlier application permitted. The effect of initially applying the provisions of the proposed SOP would be reported as a change in accounting estimate. Comments on the exposure draft were by September 19, 2003. The effect on the financial condition or operating results of the Company related to the adoption of this proposed SOP has not been determined, but would most likely be material.

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

               Security Federal Corporation and Subsidiaries

      Management's Discussion and Analysis of Results of Operations
                         and Financial Condition


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
-------------------------------------------------------------------

Net Income

Net income was $890,000 for the three months ended September 30, 2003, representing an increase in earnings of $76,000 or 9.4% from $814,000 for the same period in 2002.

Net Interest Income

Net interest income decreased $256,000 or 7.4% to $3.2 million during the three months ended September 30, 2003 as a result of a decrease in total interest income offset in part by a decrease in interest expense. Interest earning assets increased an average of $70.5 million while average interest-bearing liabilities increased $58.5 million. The interest rate spread decreased 72 basis points to 2.63% during the three months ended September 30, 2003 compared to the same period in 2002.

Interest income on loans decreased $465,000 or 10.8% to $3.9 million during the three months ended September 30, 2003 as a result of the yield in the loan portfolio decreasing 92 basis points despite the average loan portfolio balance increasing by $4.5 million. Interest income from investment, mortgage-backed, and other securities decreased $33,000 or 1.9% due to a decrease of 141 basis points in the average yield in the portfolio although the average balance of the portfolio increased $65.9 million. Total interest income decreased $498,000 or 8.3% to $5.5 million for the three months ended September 30, 2003 from $6.0 million for the same period in 2002.

Total interest expense decreased $241,000 or 9.5% to $2.3 million during the three months ended September 30, 2003 compared to $2.5 million for the same period one-year earlier. Interest expense on deposits decreased $312,000 or 15.8% during the period as average interest bearing deposits grew $43.6 million compared to the average balance in 2002 while the cost of deposits decreased 68 basis points. Interest expense on advances and other borrowings increased $71,000 or 12.7% as the cost of debt outstanding decreased 131 basis points during the 2003 period compared to 2002 while average total borrowings outstanding increased approximately $20.9 million.

Provision for Loan Losses

The Bank's provision for loan losses was $300,000 during the three months ended September 30, 2003 compared to $450,000 for the quarter ended September 30, 2002. The amount of the provision is determined by management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $1.9 million at September 30, 2003 compared to $1.0 million at March 31, 2003. The ratio of allowance for loan losses to the Company's total loans was 2.21% at September 30, 2003 compared to 1.98% at March 31, 2003. Net charge-offs were $46,000 during the three months ended September 30, 2003 compared to $68,000 during the same period in 2002.

Other Income

Total other income increased $176,000 or 20.0% to $1.1 million during the three months ended September 30, 2003 compared to the same period a year ago. Gain on sale of loans increased $78,000 or 23.1% to $414,000 during the period as the origination and sale of fixed rate mortgages increased due to the low rates offered on fixed rate loans industry wide. Loan servicing fees increased $2,000 to $52,000 while service fees on deposit accounts increased $20,000 or 6.2% due to a concerted effort to reduce waived service charges. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions, trust fees, and other miscellaneous fees increased $81,000 or 47.3% during the three months ended September 30, 2003.

               Security Federal Corporation and Subsidiaries

          Management's Discussion and Analysis of Results of Operations
                         and Financial Condition

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003, CONTINUED
------------------------------------------------------------------------------

General and Administrative Expenses

General and administrative expenses decreased $2,000 or 0.1% to $2.6 million during the three months ended September 30, 2003 compared to the same period in 2002. Salaries and employee benefits expense decreased $29,000 or 2.0%. Occupancy expense increased $33,000 due primarily to the land lease for the Lexington branch, which opened in August 2003. Advertising expense increased $36,000 to $78,000 primarily to promote the new branch office. Depreciation and maintenance of equipment expense increased $24,000 or 9.7% during the quarterly period. FDIC insurance premiums increased slightly by $1,000 during the quarter ended September 30, 2003. The amortization of intangibles expense decreased $69,000 to zero during the quarter. At September 30, 2003, the Company had no further intangibles on the balance sheet. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, increased $2,000 or 0.3% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003
-----------------------------------------------------------------

Net Income

Net income was $1.8 million for the six months ended September 30, 2003, representing an increase in earnings of $282,000 or 18.4% from $1.5 million for the same period in 2002.

Net Interest Income

Net interest income decreased $521,000 or 7.5% to $6.4 million during the six months ended September 30, 2003 as a result of a decrease in total interest income offset in part by a decrease in interest expense. Average interest earning assets increased $67.8 million while average interest-bearing liabilities increased $61.5 million. The interest rate spread decreased 74 basis points to 2.69% during the six months ending September 30, 2003 compared to the same period in 2002.

Interest income on loans decreased $870,000 or 10.0% to $7.8 million during the six months ended September 30, 2003 as a result of the yield in the loan portfolio decreasing 92 basis points despite the average loan portfolio balance increasing $6.3 million. Interest income from investment, mortgage-backed, and other securities decreased $15,000 or 0.5% due to a 144 basis points decrease in the average yield in the portfolio although the average balance of the portfolio increased $61.5 million. Total interest income decreased $885,000 or 7.4% to $11.1 million for the six months ended September 30, 2003 from $12.0 million for the same period in 2002.

Total interest expense decreased $365,000 or 7.2% to $4.7 million during the six months ended September 30, 2003 compared to $5.1 million for the same period one-year earlier. Interest expense on deposits decreased $499,000 or 12.7% during the period as average interest bearing deposits grew $43.6 million compared to the average balance in 2002 while the cost of deposits decreased 63 basis points. Interest expense on advances and other borrowings increased $135,000 or 12.1% as the cost of debt outstanding decreased 109 basis points during the 2003 period compared to 2002 while average total borrowings outstanding increased approximately $17.9 million.

Provision for Loan Losses

The Bank's provision for loan losses was $600,000 during the six months ended September 30, 2003 compared to $900,000 for the same period ending September 30, 2002. Net charge-offs were $134,000 during the six months ended September 30, 2003 compared to $166,000 for the six months ended September 30, 2002.

               Security Federal Corporation and Subsidiaries

      Management's Discussion and Analysis of Results of Operations
                         and Financial Condition

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003, CONTINUED
----------------------------------------------------------------------------

Other Income

Total other income increased $578,000 or 34.4% to $2.3 million during the six months ended September 30, 2003 compared to the same period a year ago. Gain on sale of loans increased $430,000 or 68.7% to $1.1 million during the period as the origination and sale of fixed rate mortgages increased due to the low rates offered on fixed rate loans industry wide. Loan servicing fees increased $1,000 to $102,000 while service fees on deposit accounts increased $90,000 or 14.9% due to a concerted effort to reduce waived service charges. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions, and trust fees, and other miscellaneous fees increased $62,000 or 17.6% during the six months ended September 30, 2003.

General and Administrative Expenses

General and administrative expenses decreased $36,000 or 0.7% to $5.2 million during the six months ended September 30, 2003 compared to the same period in 2002. Salaries and employee benefits expense increased $93,000 due to an increase in full time equivalents in order to prepare for the opening of the Lexington branch during quarter ended September 30, 2003 and as a result of normal annual salary increases. Occupancy expense increased $57,000 due primarily to the land lease for the Lexington branch office, which opened in August 2003. Advertising expense decreased $14,000 or 11.8% while the depreciation and maintenance of equipment expense increased $19,000 or 3.7% during the six-month period. FDIC insurance premiums increased minimally by $2,000 during the 2003 period. The amortization of intangibles expense decreased $185,000 to zero during the period. At September 30, 2003, the Company had no further intangibles on the balance sheet. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, decreased $8,000 or 0.8% for the six months ended September 30, 2003 compared to the six months ended September 30, 2002.

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

For the three and six month periods ended September 30, 2003, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.63% and
2.69%, respectively.   As of the year ended March 31, 2003, the interest rate
spread was 3.00%. The interest rate spread has decreased due to investment securities growing faster than loan receivables. Loan receivables earn a higher yield than investment securities. Also, loan yields are falling due to refinancing of residential and commercial loans. If interest rates were to increase suddenly and significantly, the Bank's net interest income and net interest spread would be compressed.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Sections 13a - 15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and
(ii) recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.

(b) Changes in Internal Controls: In the quarter and six-months ended September 30, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Item 3   Defaults Upon Senior Securities
         -------------------------------

         None

Item 4   Submission Of Matters To A Vote Of Security Holders
         ---------------------------------------------------

         The election of directors was presented for vote to the shareholders at the Annual Meeting held on July 17, 2003. Votes for T. Clifton Weeks were as follows: 2,036,100 votes for, 3,538 votes withheld. Votes for Timothy W. Simmons were as follows: 2,036,100 votes for, 3,538 votes withheld. Votes for Thomas C. Clark were as follows:
         2,036,100 votes for, 3,538 votes withheld. Directors continuing in office are Gasper L. Toole, III, Thomas L. Moore, J. Chris Verenes, Harry O. Weeks, Jr., Robert E. Alexander and William Clyburn.

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

         3.3    Bylaws (2)

         10     Executive Compensation Plans And Arrangements:

                Salary Continuation Agreements (3)

                Amendment One To Salary Continuation Agreements (4)

                Stock Option Plan (3)

                1999 Stock Option Plan (5)

                2002 Stock Option Plan (6)

                Incentive Compensation Plan (3)

         31.1   Certification of the Chief Executive Officer Pursuant to
                Section 302 of the Sarbanes-Oxley Act.

         31.1   Certification of the Chief Financial Officer Pursuant to
                Section 302 of the Sarbanes-Oxley Act.

         32     Certifications Pursuant to Section 906 of the Sarbanes-Oxley
                Act.

(1) Filed as an exhibit to the Company's June 23, 1998 proxy statement and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Form 8-K filed September 1, 1998 and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1993 and incorporated herein by reference.

               Security Federal Corporation and Subsidiaries

(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 30, 1993 and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed March 2, 2002 and incorporated herein by reference.

(6) Filed as an exhibit to the Company's June 19, 2002 proxy statement and incorporated herein by reference.


                                   Signatures


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.

                                 SECURITY FEDERAL CORPORATION



Date: November 7, 2003           By:/s/Timothy W. Simmons
                                   ----------------------------
                                   Timothy W. Simmons
                                   President
                                   Duly Authorized Representative




Date: November 7, 2003           By:/s/Roy G. Lindburg
                                   ----------------------------
                                   Roy G. Lindburg
                                   Treasurer/CFO
                                   Duly Authorized Representative

                                  EXHIBIT 31.1

      Certification of the Chief Executive Officer Pursuant to Section 302
                            of the Sarbanes-Oxley Act

                             Certification


I, Timothy W. Simmons, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Security Federal Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this report;

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

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date: November 7, 2003
                                        /s/Timothy W. Simmons
                                        ----------------------------
                                        Timothy W. Simmons
                                        President and Chief Executive Officer

                                 EXHIBIT 31.1

   Certification of the Chief Executive Officer Pursuant to Section 302
                         of the Sarbanes-Oxley Act

                             Certification


I, Roy G. Lindburg, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Security Federal Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this report;

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

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date: November 7, 2003
                                        /s/Roy G. Lindburg
                                        ----------------------------
                                        Roy G. Lindburg
                                        Chief Financial Officer

                                    EXHIBIT 32

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

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q that:

     1. the report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

/s/Timothy W. Simmons                      /s/Roy G. Lindburg
-------------------------------            ---------------------------------
Timothy W. Simmons                         Roy G. Lindburg
Chief Executive Officer                    Chief Financial Officer

Dated: November 7, 2003