Form 10-Q
period 2003-12-31
SECURITY FEDERAL CORPORATION
filed 2004-02-17
CIK 818677

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                  FORM 10 - Q


(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD:

                  FROM:                  TO:
                       -----------------    ----------------

                      COMMISSION FILE NUMBER:  0-16120


                        SECURITY FEDERAL CORPORATION

             South Carolina                             57-0858504
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

                            YES          NO   X
                                -----       -----


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            CLASS:             OUTSTANDING SHARES AT:          SHARES:
     --------------------      ----------------------         ---------
     Common Stock, par
     value $0.01 per share        January 31, 2004            2,533,291

                                     INDEX

------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION (UNAUDITED)                         PAGE NO.

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets at December 31, 2003 and
         March 31, 2003                                               1

         Consolidated Statements of Income for the Three and
         Nine Months Ended December 31, 2003 and 2002                 2

         Consolidated Statements of Shareholders' Equity at
         December 31, 2002 and 2003                                   4

         Consolidated Statements of Cash Flows for the Nine
         Months Ended December 31, 2003 and 2002                      5

         Notes to Consolidated Financial Statements                   7

Item 2.  Management's Discussion and Analysis - of Results of
         Operations and Financial Condition                          13

Item 3.  Quantitative and Qualitative Disclosure about Market Risk   20

Item 4.  Controls and Procedures                                     20

------------------------------------------------------------------------------
PART II. OTHER INFORMATION

         Other Information                                           21

         Signatures                                                  22

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

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                 Security Federal Corporation and Subsidiaries

                        Consolidated Balance Sheets

                                         December 31, 2003   March 31, 2003
                                         -----------------   --------------
Assets:                                     (Unaudited)        (Audited)
 Cash And Cash Equivalents                  $  7,884,118      $  8,238,690
 Investment And Mortgage-Backed Securities:
   Available For Sale: (Amortized cost of
    $178,086,288 at December 31, 2003 and
    $157,821,789 at Mar   ch 31, 2003)        178,536,334       160,150,262
   Held To Maturity: (Fair value of
    $70,930,419 at December 31, 2003 and
    $22,040,207 at March 31, 2003)             71,340,435        21,966,533
                                             ------------      ------------
 Total Investment And Mortgage-Backed
  Securities                                  249,876,769       182,116,795
                                             ------------      ------------
 Loans Receivable, Net:
   Held For Sale                                  687,532         3,670,498
   Held For Investment: (Net of allowance
    of $5,573,416 at December 31, 2003 and
    $4,911,224 at March 31, 2003)             253,047,220       239,485,158
                                             ------------      ------------
 Total Loans Receivable, Net                  253,734,752       243,155,656
                                             ------------      ------------
 Accrued Interest Receivable:
   Loans                                          924,454           976,134
   Mortgage-Backed Securities                     557,854           441,900
   Investments                                    851,771           667,735
 Premises And Equipment, Net                    6,636,487         5,219,947
 Federal Home Loan Bank Stock, At Cost          4,925,600         2,858,600
 Repossessed Assets Acquired In Settlement
  Of Loans                                        177,249           151,450
 Other Assets                                   2,265,520         1,077,078
                                             ------------      ------------
Total Assets                                 $527,834,574      $444,903,985
                                             ============      ============

Liabilities And Shareholders' Equity
Liabilities:
 Deposit Accounts                            $389,042,360      $358,473,601
 Advances From Federal Home Loan Bank          98,911,000        49,772,000
 Other Borrowed Money                           5,972,359         4,193,480
 Advance Payments By Borrowers For Taxes
  And Insurance                                   169,716           279,425
 Other Liabilities                              2,174,665         2,145,526
                                             ------------      ------------
Total Liabilities                            $496,270,100      $414,864,032
                                             ------------      ------------

Shareholders' Equity:
 Serial Preferred Stock, $.01 Par Value;
  Authorized Shares - 200,000; Issued
  And Outstanding Shares - None              $          -      $          -
 Common Stock, $.01 Par Value; Authorized
  Shares - 5,000,000; Issued - 2,533,291
  And Outstanding Shares - 2,516,035 At
  December 31, 2003 And 2,529,824 And
  2,507,717 At March 31, 2003                      25,333            25,298
 Additional Paid-In Capital                     4,013,674         3,995,230
 Indirect Guarantee Of Employee Stock
  Ownership Trust Debt                           (336,972)         (444,685)
 Accumulated Other Comprehensive Gain             279,209         1,444,585
 Retained Earnings, Substantially Restricted   27,583,230        25,019,525
                                             ------------      ------------
Total Shareholders' Equity                   $ 31,564,474      $ 30,039,953
                                             ------------      ------------
Total Liabilities And Shareholders' Equity   $527,834,574      $444,903,985
                                             ============      ============


See accompanying notes to consolidated financial statements.

                 Security Federal Corporation and Subsidiaries

                 Consolidated Statements of Income (Unaudited)

                                            Three Months Ended December 31,
                                            -------------------------------
                                                 2003              2002
                                            -------------     -------------
Interest Income:
  Loans                                        $ 3,794,651    $ 4,276,984
  Mortgage-Backed Securities                     1,274,626        871,076
  Investment Securities                            812,525        805,799
  Other                                              1,703         17,749
                                               -----------    -----------
Total Interest Income                            5,883,505      5,971,608
                                               -----------    -----------

Interest Expense:
  NOW And Money Market Accounts                    827,316        588,866
  Passbook Accounts                                 44,357         54,520
  Certificate Accounts                             787,075      1,295,183
  Advances And Other Borrowed Money                754,555        608,019
                                               -----------    -----------
Total Interest Expense                           2,413,303      2,546,588
                                               -----------    -----------

Net Interest Income                              3,470,202      3,425,020
  Provision For Loan Losses                        300,000        450,000
                                               -----------    -----------
  Net Interest Income After Provision For
   Loan Losses                                   3,170,202      2,975,020
                                               -----------    -----------
Other Income:
  Gain On Sale Of Loans                            199,880        550,879
  Loan Servicing Fees                               58,556         47,958
  Service Fees On Deposit Accounts                 338,147        346,400
  Other                                            199,266        162,513
                                               -----------    -----------
Total Other Income                                 795,849      1,107,750
                                               -----------    -----------

General And Administrative Expenses:
  Salaries And Employee Benefits                 1,443,495      1,488,493
  Occupancy                                        239,619        194,220
  Advertising                                       73,418         65,680
  Depreciation And Maintenance Of Equipment        270,464        265,082
  FDIC Insurance Premiums                           13,507         13,210
  Other                                            519,497        570,254
                                               -----------    -----------
Total General And Administrative Expenses        2,560,000      2,596,939
                                               -----------    -----------

  Income Before Income Taxes                     1,406,051      1,485,831
  Provision For Income Taxes                       502,979        558,936
                                               -----------    -----------
Net Income                                     $   903,072    $   926,895
                                               ===========    ===========

Basic Net Income Per Common Share              $      0.36    $      0.37
                                               ===========    ===========
Diluted Net Income Per Common Share            $      0.35    $      0.36
                                               ===========    ===========
Cash Dividend Per Share On Common Stock        $      0.02    $    0.0133
                                               ===========    ===========
Basic Weighted Average Shares Outstanding        2,513,958      2,509,484
                                               ===========    ===========
Diluted Weighted Average Shares Outstanding      2,561,891      2,559,299
                                               ===========    ===========


See accompanying notes to consolidated financial statements.

                 Security Federal Corporation and Subsidiaries

                 Consolidated Statements of Income (Unaudited)

                                             Nine Months Ended December 31,
                                             -----------------------------
                                                  2003           2002
                                             -------------   -------------
Interest Income:
  Loans                                       $ 11,610,325   $ 12,962,885
  Mortgage-Backed Securities                     3,157,744      2,518,112
  Investment Securities                          2,221,690      2,454,840
  Other                                             11,284         38,709
                                              ------------   ------------
Total Interest Income                           17,001,043     17,974,546
                                              ------------   ------------

Interest Expense:
  NOW And Money Market Accounts                  2,201,576      1,847,175
  Passbook Accounts                                133,335        188,136
  Certificate Accounts                           2,760,290      3,838,951
  Advances And Other Borrowed Money              2,003,626      1,722,605
                                              ------------   ------------
Total Interest Expense                           7,098,827      7,596,867
                                              ------------   ------------

Net Interest Income                              9,902,216     10,377,679
  Provision For Loan Losses                        900,000      1,350,000
                                              ------------   ------------
  Net Interest Income After Provision For
   Loan Losses                                   9,002,216      9,027,679
                                              ------------   ------------
Other Income:
  Net Gain On Sale Of Investments                        -          4,245
  Gain On Sale Of Loans                          1,256,116      1,176,879
  Loan Servicing Fees                              160,167        149,010
  Service Fees On Deposit Accounts               1,029,443        947,962
  Other                                            609,491        511,211
                                              ------------   ------------
Total Other Income                               3,055,217      2,789,307
                                              ------------   ------------

General And Administrative Expenses:
  Salaries And Employee Benefits                 4,484,527      4,436,241
  Occupancy                                        696,538        594,443
  Advertising                                      177,598        183,747
  Depreciation And Maintenance Of Equipment        808,180        783,671
  FDIC Insurance Premiums                           41,174         39,060
  Amortization Of Intangibles                            -        185,210
  Other                                          1,578,812      1,637,661
                                              ------------   ------------
Total General And Administrative Expenses        7,786,829      7,860,033
                                              ------------   ------------

  Income Before Income Taxes                     4,270,604      3,956,953
  Provision For Income Taxes                     1,555,012      1,499,117
                                              ------------   ------------
Net Income                                    $  2,715,592   $  2,457,836
                                              ============   ============

Basic Net Income Per Common Share             $       1.08   $       0.98
                                              ============   ============
Diluted Net Income Per Common Share           $       1.06   $       0.96
                                              ============   ============
Cash Dividend Per Share On Common Stock       $       0.06   $       0.04
                                              ============   ============
Basic Weighted Average Shares Outstanding        2,512,361      2,508,921
                                              ============   ============
Diluted Weighted Average Shares Outstanding      2,562,930      2,563,355
                                              ============   ============


See accompanying notes to consolidated financial statements.

                           Security Federal Corporation and Subsidiaries

                    Consolidated Statements of Shareholders' Equity (Unaudited)

                                                              Accumulated
                                  Additional     Indirect        Other
                         Common     Paid-In    Guarantee of  Comprehensive   Retained
                          Stock     Capital      ESOP Debt   Income (Loss)   Earnings         Total
                        --------   ----------   ----------    ----------   ------------   ------------
Beginning Balance At
March 31, 2002          $ 16,842   $3,985,312    $(358,297)  $  (183,335)   $21,940,041    $25,400,563
Net Income                     -            -            -             -      2,457,836      2,457,836
Other Comprehensive
Income, Net Of Tax:
 Unrealized Holding
  Gains On Securities
  Available For Sale           -            -            -     2,067,873              -      2,067,873
                                                                                           -----------
 Comprehensive Income                                                                        4,525,709
Decrease In Indirect
 Guarantee of ESOP
 Debt                                               (4,957)            -              -         (4,957)
Exercise of Stock
 Options                      23       18,473                                                   18,496
Cash Dividends ($.04 per
 share)                        -            -            -             -       (101,079)      (101,079)
                        --------   ----------    ---------   -----------    -----------    -----------
Balance at
December 31, 2002       $ 16,865   $4,003,785    $(363,254)  $ 1,884,538    $24,296,798    $29,838,732
                        ========   ==========    =========   ===========    ===========    ===========

Beginning Balance At
March 31, 2003          $ 25,298   $3,995,230    $(444,685)  $ 1,444,585    $25,019,525    $30,039,953
Net Income                     -            -            -             -      2,715,592      2,715,592
Other Comprehensive
Income, Net Of Tax:
 Unrealized Holding
  Losses On Securities
  Available For Sale           -            -            -    (1,165,376)             -     (1,165,376)
                                                                                           -----------
 Comprehensive Income                                                                        1,550,216
Decrease In Indirect
 Guarantee of ESOP
 Debt                          -            -      107,713             -              -        107,713
Exercise Of Stock
 Options                      35       18,444            -             -              -         18,479
Cash Dividends ($.06 per
 share)                        -            -            -             -       (151,887)      (151,887)
                        --------   ----------    ---------   -----------    -----------    -----------
Balance at
December 31, 2003       $ 25,333   $4,013,674    $(336,972)  $   279,209    $27,583,230    $31,564,474
                        ========   ==========    =========   ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                                                      4




               Security Federal Corporation and Subsidiaries

              Consolidated Statements of Cash Flows (Unaudited)


                                              Nine Months Ended December 31,
                                             -------------------------------
                                                  2003            2002
                                             -------------    ------------
Cash Flows From Operating Activities:
Net Income                                   $   2,715,592    $  2,457,836
Adjustments To Reconcile Net Income To Net
 Cash Provided By Operating Activities:
  Depreciation Expense                             625,502         666,358
  Amortization Of Intangibles                            -         185,210
  Discount Accretion And Premium Amortization      709,295         140,907
  Provisions For Losses On Loans And Real
   Estate                                          900,000       1,350,000
  Gain On Sale Of Investment Securities
   Available For Sale                                    -          (4,425)
  Gain On Sale Of Loans                         (1,256,116)     (1,176,879)
  Gain On Sale Of Real Estate                      (58,201)        (52,467)
  Amortization Of Deferred Fees On Loans          (149,489)       (153,665)
  Proceeds From Sale Of Loans Held For Sale     59,591,842      58,799,638
  Origination Of Loans For Sale                (55,352,760)    (57,415,125)
  (Increase) Decrease In Accrued Interest
   Receivable:
    Loans                                           51,680         129,284
    Mortgage-Backed Securities                    (115,954)       (142,768)
    Investments                                   (184,036)       (108,896)
  Increase In Advance Payments By Borrowers       (109,709)        (99,905)
  (Gain) Loss on Disposition of Premises and
   Equipment                                        (1,170)            681
  Other, Net                                      (338,539)       (668,571)
                                             -------------    ------------
Net Cash Provided By Operating Activities        7,027,937       3,907,213
                                             -------------    ------------

Cash Flows From Investing Activities:
  Principal Repayments On Mortgage-Backed
   Securities Available For Sale                45,511,172      20,026,904
  Principal Repayments On Mortgage-Backed
   Securities Held To Maturity                     529,398         419,609
  Purchase Of Investment Securities Available
   For Sale                                              -     (67,041,485)
  Purchase Of Investment Securities Held To
   Maturity                                    (79,886,945)              -
  Purchase Of Mortgage-Backed Securities
   Available For Sale                          (97,688,197)    (61,090,188)
  Maturities Of Investment Securities
   Available For Sale                           31,156,545      52,666,270
  Maturities of Investment Securities Held
   To Maturity                                  30,030,331          85,835
  Proceeds From Sale of Securities Available
   For Sale                                              -         985,938
  Purchase Of FHLB Stock                        (4,104,300)       (276,200)
  Redemption Of FHLB Stock                       2,037,300         291,900
  Increase In Loans To Customers               (14,840,622)     (5,398,479)
  Proceeds From Sale Of Repossessed Assets         560,451         630,117
  Purchase And Improvement Of Premises And
   Equipment                                    (2,042,042)       (878,673)
  Proceeds from Sale of Premises And Equipment       1,170               -
                                             -------------    ------------
Net Cash Used By Investing Activities          (88,735,739)    (59,578,452)
                                             -------------    ------------

Cash Flows From Financing Activities:
  Increase In Deposit Accounts                  30,568,759      32,585,439
  Proceeds From FHLB Advances                  168,550,000      77,525,000
  Repayment Of FHLB Advances                  (119,411,000)    (57,561,000)
  Net Proceeds (Repayment) Of Other
   Borrowings                                    1,778,879      (1,205,157)
  Dividends To Shareholders                       (151,887)       (101,079)
  Proceeds From Exercise of Stock Options           18,479          18,496
                                             -------------    ------------
Net Cash Provided By Financing Activities       81,353,230      51,261,699
                                             -------------    ------------
                                                                (Continued)

              Security Federal Corporation and Subsidiaries

             Consolidated Statements of Cash Flows (Unaudited)

                                              Nine Months Ended December 31,
                                             -------------------------------
                                                  2003            2002
                                             -------------    ------------
Net Increase (Decrease) In Cash And Cash
 Equivalents                                      (354,572)     (4,409,540)
Cash And Cash Equivalents At Beginning Of
 Period                                          8,238,690      11,528,411
                                             -------------    ------------
Cash And Cash Equivalents At End Of Period   $   7,884,118    $  7,118,871
                                             =============    ============

Supplemental Disclosure Of Cash Flows
 Information:
Cash Paid During The Period For Interest     $   7,206,265    $  7,733,268

Cash Paid During The Period For Income Taxes $ 1,514,888 $ 2,086,455 Additions To Repossessed Acquired Through
 Foreclosure                                 $     528,049    $    593,900
Increase (Decrease) In Unrealized Net Gain
 On Securities Available For Sale, Net Of
 Taxes                                       $  (1,165,376)   $  2,067,873


See accompanying notes to consolidated financial statements.

                Security Federal Corporation and Subsidiaries

            Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in our 2003 Annual Report to Shareholders when reviewing interim financial statements. The results of operations for the nine-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year. This Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, and business of Security Federal Corporation. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, changes in interest rates, changes in the regulatory environment, changes in general economic conditions and inflation, and changes in the securities market. Management cautions readers of this Form 10-Q not to place undue reliance on the forward-looking statements contained herein.

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

3. Loans Receivable, Net

Loans receivable, net, at December 31, 2003 and March 31, 2003 consisted of the following:

Loans held for sale were $687,532 and $3,670,498 at December 31, 2003 and March 31, 2003, respectively.

Loans Held For Investment:            December 31, 2003      March 31, 2003
                                      -----------------      --------------
  Residential Real Estate                $105,663,564         $ 99,948,293
  Consumer                                 46,094,900           46,594,413
  Commercial Business & Real Estate       120,283,097          106,996,940
                                         ------------         ------------
                                          272,041,561          253,539,646
                                         ------------         ------------

Less:
  Allowance For Possible Loan Loss          5,573,416            4,911,224
  Loans In Process                         13,255,925            8,990,687
  Deferred Loan Fees                          165,000              152,577
                                         ------------         ------------
                                           18,994,341           14,054,488
                                         ------------         ------------
                                         $253,047,220         $239,485,158
                                         ============         ============

The following is a reconciliation of the allowance for loan losses for the nine months ending:

                                      December 31, 2003    December 31, 2002
                                      -----------------    -----------------
Beginning Balance                        $  4,911,224         $  3,689,079
  Provision                                   900,000            1,350,000
  Charge-offs                                (374,341)            (593,505)
  Recoveries                                  136,533              250,487
                                         ------------         ------------
Ending Balance                           $  5,573,416         $  4,696,061
                                         ============         ============

                Security Federal Corporation and Subsidiaries

4. Securities

Investment and Mortgage-Backed Securities, Held to Maturity
-----------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

                                          Gross         Gross
                            Amortized   Unrealized    Unrealized
December 31, 2003              Cost       Gains         Losses     Fair Value
-----------------          -----------  ----------    -----------  ----------

US Government and Agency
 Obligations               $70,928,547  $  244,872    $  681,751  $70,491,668
Mortgage-Backed Securities     411,888      26,863             -      438,751
                           -----------  ----------    ----------  -----------
Total                      $71,340,435  $  271,735    $  681,751  $70,930,419
                           ===========  ==========    ==========  ===========

March 31, 2003
--------------

US Government and Agency
 Obligations               $21,025,603  $   36,153    $   14,071  $21,047,685
Mortgage-Backed Securities     940,930      51,592             -      992,522
                           -----------  ----------    ----------  -----------
Total                      $21,966,533  $   87,745    $   14,071  $22,040,207
                           ===========  ==========    ==========  ===========


Investment And Mortgage-Backed Securities, Available For Sale
-------------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:


                                          Gross         Gross
                            Amortized   Unrealized    Unrealized
December 31, 2003              Cost       Gains         Losses     Fair Value
-----------------          -----------  ----------    -----------  ----------

US Government and Agency
 Obligations              $ 21,707,228  $  391,371    $    7,630  $ 22,090,969
Mortgage-Backed
 Securities                156,379,060   1,121,078     1,054,773   156,445,365
                          ------------  ----------    ----------  ------------
Total                     $178,086,288  $1,512,449    $1,062,403  $178,536,334
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
                          ============  ==========    ==========  ============

               Security Federal Corporation and Subsidiaries

5. Deposit Accounts

A summary of deposit accounts by type with weighted average rates is as follows:

                                December 31, 2003        March 31, 2003
                             ---------------------   ----------------------
Demand Accounts:                Balance      Rate       Balance       Rate
  Checking                   $ 79,971,510    0.48%   $ 82,521,610     0.50%
  Money Market                155,809,789    1.97%    102,396,950     2.21%
  Regular Savings              17,129,711    0.98%     16,455,391     1.23%
                             ------------            ------------
Total Demand Accounts         252,911,010    1.43%    201,373,951     1.43%
                             ------------            ------------

Certificate Accounts:
  0 - 4.99%                   124,996,454             144,633,770
  5.00 - 6.99%                 11,134,896              12,437,463
  7.00 - 8.99%                          -                  28,417
                             ------------            ------------
Total Certificate Accounts    136,131,350    2.20%    157,099,650     2.92%
                             ------------            ------------
Total Deposit Accounts       $389,042,360    1.70%   $358,473,601     2.08%
                             ============            ============


6. Advances From Federal Home Loan Bank "FHLB"

Federal Home Loan Bank Advances are summarized by year of maturity and weighted average interest rate in the table below:

                                December 31, 2003        March 31, 2003
                             ---------------------   ----------------------
Fiscal Year Due:                Balance      Rate       Balance       Rate
2004                         $ 25,875,000    1.18%   $  1,700,000     1.48%
2005                           10,036,000    6.14%     10,072,000     6.14%
2006                           23,000,000    4.93%     23,000,000     4.93%
2007                            5,000,000    2.64%              -        -
2008                           10,000,000    2.96%     10,000,000     2.96%
Thereafter                     25,000,000    2.91%      5,000,000     3.35%
                             ------------            ------------
Total Advances               $ 98,911,000    3.25%   $ 49,772,000     4.50%
                             ============            ============

These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank's portfolio of residential first mortgage loans and approximately $43.6 million in investment securities at December 31, 2003. Advances are subject to prepayment penalties.

The following table shows callable FHLB advances as of the dates indicated. These advances are also included in the above table. All callable advances are callable at the option of the FHLB. If an advance is called, the Bank has the option to payoff the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

                           As of December 31, 2003
---------------------------------------------------------------------------
Borrow Date  Maturity Date   Amount    Int. Rate    Type        Call Dates
-----------  ------------- ----------  ---------  ----------   ------------
 11/10/00      11/10/05   $ 5,000,000     5.85%   Multi-Call    2/10/01 and
                                                                 quarterly
                                                                 thereafter
 09/04/02      09/04/07     5,000,000     2.82%   1 Time Call   09/04/05
 11/07/02      11/07/12     5,000,000    3.354%   1 Time Call   11/07/07
 03/10/03      03/10/06     5,000,000     1.15%   Multi-Call    03/10/04 and
                                                                 quarterly
                                                                 thereafter
 10/24/03      10/24/08    10,000,000    2.705%   Multi-call    10/24/06 and
                                                                 quarterly
                                                                 thereafter
 12/10/03      12/12/05     5,000,000     2.16%   Multi-call    12/12/05 and
                                                                 quarterly
                                                                 thereafter

                           As of March 31, 2003
---------------------------------------------------------------------------
Borrow Date  Maturity Date   Amount    Int. Rate    Type        Call Dates
-----------  ------------- ----------  ---------  ----------   ------------
 11/10/00       11/10/05    5,000,000     5.85%   Multi-Call    02/10/01 and
                                                                 quarterly
                                                                 thereafter
 09/04/02       09/04/07    5,000,000     2.82%   1 Time Call   09/04/05
 11/07/02       11/07/12    5,000,000     3.35%   1 Time Call   11/07/07
 03/10/03       03/10/06    5,000,000     1.15%   Multi-Call    03/10/04 and
                                                                 quarterly
                                                                 thereafter

              Security Federal Corporation and Subsidiaries

7.   Regulatory Matters

The following table reconciles the Bank's shareholders' equity to its various regulatory capital positions:

                                           December 31, 2003   March 31, 2003
                                                 (Dollars in Thousands)
                                           ----------------------------------
Bank's Shareholders' Equity                   $  31,871          $  30,324
Unrealized Gain On Available For Sale Of
 Securities, Net Of Tax                            (279)            (1,445)
Reduction For Goodwill And Other Intangibles          -                  -
                                              ---------          ---------
  Tangible Capital                               31,592             28,879
Qualifying Core Deposits And Intangible
 Assets                                               -                  -
                                              ---------          ---------
  Core Capital                                   31,592             28,879
Supplemental Capital                              3,404              3,064
Assets Required To Be Deducted                      (89)              (152)
                                              =========          =========
  Risk-Based Capital                          $  34,907          $  31,791
                                              =========          =========

The following table compares the Bank's capital levels relative to the applicable regulatory requirements at December 31, 2003:


                                  (Dollars in Thousands)
       -----------------------------------------------------------------------
       Amt. Required  % Required  Actual Amt.  Actual %  Excess Amt.  Excess %
       -----------------------------------------------------------------------
Tangible
 Capital  $10,556        2.0%       $31,592     5.99%      $21,036     3.99%
Tier 1
 Leverage
 (Core)
 Capital   21,112        4.0%        31,592     5.99%       10,480     1.99%
Total
 Risk-Based
 Capital   21,740        8.0%        34,907    12.85%       13,167     4.85%
Tier 1
 Risk-Based
 (Core)
 Capital   10,870        4.0%        31,592    11.63%       20,722     7.63%


8.  Earnings Per Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market.

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

The following table provides a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations:

                                     For the Quarter Ended
                -----------------------------------------------------------
                                       December 31, 2003
                -----------------------------------------------------------
                Income (Numerator) Amount   Shares (Denominator)  Per Share
                -------------------------   -------------------   ---------
Basic EPS              $  903,072                 2,513,958        $  0.36
Effect of Diluted
 Securities:
  Stock Options                 -                    29,542         (0.006)
  ESOP                          -                    18,391         (0.004)
                       ----------                 ---------        -------

Diluted EPS            $  903,072                 2,561,891        $  0.35

                  Security Federal Corporation and Subsidiaries
        Notes to Consolidated Financial Statements (Unaudited), Continued


                                   For the Quarter Ended
                -----------------------------------------------------------
                                     December 31, 2002
                -----------------------------------------------------------
                Income (Numerator) Amount   Shares (Denominator)  Per Share
                -------------------------   -------------------   ---------
Basic EPS             $  926,895                  2,509,484        $  0.37
Effect of Diluted
 Securities:
  Stock Options                -                     31,946         (0.006)
  ESOP                         -                     17,869         (0.004)
                      ----------                  ---------        -------

Diluted EPS           $  926,895                  2,559,299        $  0.36


                                  For the Nine Months Ended
                -----------------------------------------------------------
                                      December 31, 2003
                -----------------------------------------------------------
                Income (Numerator) Amount   Shares (Denominator)  Per Share
                -------------------------   -------------------   ---------
Basic EPS            $ 2,715,592                  2,512,361        $  1.08
Effect of Diluted
 Securities:
  Stock Options                -                     32,006         (0.013)
  ESOP                         -                     18,563         (0.007)
                     -----------                  ---------        -------

Diluted EPS          $ 2,715,592                  2,562,930        $  1.06


                                   For the Nine Months Ended
                -----------------------------------------------------------
                                       December 31, 2002
                -----------------------------------------------------------
                Income (Numerator) Amount   Shares (Denominator)  Per Share
                -------------------------   -------------------   ---------
Basic EPS            $ 2,457,836                 2,508,921         $  0.98
Effect of Diluted
 Securities:
  Stock Options                -                    36,141          (0.013)
  ESOP                         -                    18,293          (0.007)
                     -----------                 ---------         -------

Diluted EPS          $ 2,457,836                 2,563,355         $  0.96


9.  Stock-Based Compensation

The Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the three months and the nine months ended December 31, 2003 and 2002.

               Security Federal Corporation and Subsidiaries
       Notes to Consolidated Financial Statements (Unaudited), Continued

                                Three Months Ended     Nine Months Ended
                                    December 31,          December 31,
                                  2003        2002        2003        2002
                                --------   --------    ---------   ---------
Net income, as reported         $903,072   $926,895    $2,715,592  $2,457,836
Deduct: Total stock-based
 employee compensation expense
 determined under fair value
 based method for all awards,
 net of related tax effect      $(65,114)  $(27,977)   $ (195,342) $  (83,931)
Net Income, Pro Forma           $837,958   $898,918    $2,520,250  $2,373,905
Basic earnings share:
  As Reported                   $   0.36   $   0.37    $     1.08  $     0.98
  Pro Forma                     $   0.33   $   0.36    $     1.00  $     0.95
Diluted earnings share:
  As reported                   $   0.35   $   0.36    $     1.06  $     0.96
  Pro forma                     $   0.33   $   0.35    $     0.98  $     0.93



10.  Branch Sale

On October 24, 2003, the Company announced it had reached a verbal agreement to sell its Denmark, South Carolina branch office to South Carolina Bank and Trust of Orangeburg, South Carolina. The branch has deposits of approximately $15 million and loans of approximately $7 million. The written agreement was signed in November 2003 and the transaction is expected to be completed during the March 2004 quarter.

                Security Federal Corporation and Subsidiaries

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Changes in Financial Condition

Total assets of the Company increased $82.9 million or 18.6% during the nine months ended December 31, 2003 primarily as a result of an increase of $67.8 million or 37.2% in total investment securities and a $10.6 million or 4.4% increase in net loans receivable.

Residential real estate loans, net of loans in process, increased $1.5 million or 1.6% during the nine months ended December 31, 2003, commercial loans increased $13.3 million or 12.4%, while consumer loans decreased $500,000 or 1.1%. Loans held for sale decreased $3.0 million to $688,000 during the same period.

Repossessed assets increased $26,000 to $177,000 during the nine months ended December 31, 2003.

Non-accrual loans totaled $2.4 million at December 31, 2003 compared to $1.0 million at March 31, 2003. The Bank classifies all loans as non-accrual when they become 90 days or more delinquent. At December 31, 2003, the Bank held $1.6 million in impaired loans compared to $1.2 million at March 31, 2003.
The Bank includes troubled debt restructuring ("TDR") within the meaning of SFAS No. 114 in impaired loans. At December 31, 2003, the Bank had seven loans totaling $658,000 in TDR's compared to seven loans totaling $665,000 at March 31, 2003. At December 31, 2003 one commercial loan TDR of $201,000 was more than 90 days delinquent and on non-accrual status. That loan is secured by commercial real estate. A commercial loan TDR of $217,000, secured by equipment, and a $15,000 consumer loan TDR secured by a second mortgage on a residential dwelling, were more than 60 days delinquent. The other four TDR's, two consumer loans totaling $143,000 secured by residential dwellings, a $24,000 unsecured commercial loan, and a $58,000 commercial loan secured by two rental properties were current as of December 31, 2003.

Deposits increased $30.6 million or 8.5% during the nine months ended December 31, 2003 as a result of competitive rates offered by the Bank. FHLB advances increased $49.1 million or 98.7% to $98.9 million during the same period due to investment leverage strategies employed to increase net interest income. Other borrowings, consisting of commercial repurchase sweep accounts, increased $1.8 million or 42.4% to $6.0 million during the nine-month period.

The Board of Directors of the Company declared the 50th, 51st, and 52nd consecutive quarterly dividends of $.02 per share per quarter, in April, July, and October 2003, which totaled $152,000. The employee stock ownership trust of the Company paid $108,000 of principal on the employee stock ownership plan loan during the nine-month period. Unrealized net gains on securities available for sale, net of tax, decreased $1.2 million during the nine months ended December 31, 2003. The Company's net income for the nine-month period was $2.7 million. These items combined to increase shareholders' equity by $1.5 million or 5.1% during the nine months ended December 31, 2003. Book value per share was $12.55 at December 31, 2003 compared to $11.98 at March 31, 2003.

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

Loan repayments and maturities of investments are a significant source of funds, whereas loan disbursements and the purchase of investments are a primary use of the Company's funds. During the nine months ended December 31, 2003, loan disbursements exceeded loan repayments resulting in a $10.6 million or 4.4% increase in total net loans receivable.

Deposits and other borrowings are also an important source of funds for the Company. During the nine months ended December 31, 2003, deposits increased $30.6 million while FHLB advances increased $49.1 million. The Bank had $33.0 million in additional borrowing capacity at the FHLB at the end of the period. At December 31, 2003, the Bank had $98.5 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a major portion of these certificates will be renewed.

               Security Federal Corporation and Subsidiaries

        Management's Discussion and Analysis of Results of Operations
                         and Financial Condition

Liquidity and Capital Resources, Continued

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2003, the Bank had $26.2 million in unused consumer lines of credit, including home equity lines and unsecured lines. The Bank also had $14.7 million in unused commercial lines of credit committed to customers. The majority of the $40.9 million will not be drawn at the same time. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the Bank upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Bank manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

The Company completed construction of a full service branch office in Lexington, South Carolina, which opened in August 2003. The total cost of the two-story building, which was built on land on which the Company has a long-term lease, was $1.4 million. The Company plans to lease the second floor for rental income although to date, no leases have been signed. The Company has announced plans to open a full service branch office in Irmo, South Carolina during calendar year 2004. Along with the West Columbia and Lexington branches, this would be the Company's third branch location in Lexington County.

Historically, the Company's cash flows from operating activities have been relatively stable. The cash flow from investing activities have had a trend of increasing outflows due to increases in purchases of mortgage-backed and investment securities. The cash flows from financing activities have had a trend of increased inflows as a result of increases in FHLB advances. Management believes that the Company's liquidity will continue to be supported by the Company's deposit base and borrowing capacity during the next year.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the audited consolidated financial statements at March 31, 2003 as filed on our annual report on Form 10-K. Certain accounting policies involve significant judgements and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

                Security Federal Corporation and Subsidiaries

         Management's Discussion and Analysis of Results of Operations
                         and Financial Condition

Accounting and Reporting Changes

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-based Compensation Transition and Disclosure", an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim period beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148, which had no impact on the financial condition or operating results of the Company.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities. "SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in othercontracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the financial condition or operating results of the Company.

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

In November 2002, the FASB issued Interpretation ("Fin") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of Fin No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the financial condition or operating results of the Company.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003. regardless of when the variable interest entity was established. The adoption of FIN No. 46 did not have a material effect on the Company's financial position or results of operations.

                Security Federal Corporation and Subsidiaries

         Management's Discussion and Analysis of Results of Operations
                          and Financial Condition

Accounting and Reporting Changes, Continued

In June 2003, the American Institute of Certified Public Accountants ("AICPA") issued an exposure draft of a proposed Statement of Position ("SOP"), "Allowance for Credit Losses." The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The proposed SOP provides that the allowance for credit losses reported on a creditor's balance sheet should consist only of
(1) a component for individual loan impairment recognized and measured pursuant to FASB Statement No. 114 and (2) one or more components of collective loan impairment recognized pursuant to FASB Statement No. 5, "Accounting for Contingencies", and measured in accordance with the guidance in the proposed SOP. The provisions of the proposed SOP would be effective for financial statements for fiscal years beginning after December 15, 2003, with earlier application permitted. The effect of initially applying the provisions of the proposed SOP would be reported as a change in accounting estimate. In January 2004, the AICPA decided to no longer pursue this Statement of Position.

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

               Security Federal Corporation and Subsidiaries

        Management's Discussion and Analysis of Results of Operations
                          and Financial Condition

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003
------------------------------------------------------------------

Net Income

Net income was $903,000 for the three months ended December 31, 2003, representing a decrease in earnings of $24,000 or 2.6% from $927,000 for the same period in 2002.

Net Interest Income

Net interest income increased $45,000 or 1.3% to $3.5 million during the three months ended December 31, 2003 as a result of a decrease in interest expense offset in part by a decrease in interest income. Interest earning assets increased an average of $86.7 million while average interest-bearing liabilities increased $84.1 million. The interest rate spread decreased 49 basis points to 2.64% during the three months ended December 31, 2003 compared to the same period in 2002.

Interest income on loans decreased $482,000 or 11.3% to $3.8 million during the three months ended December 31, 2003 as a result of the yield in the loan portfolio decreasing 107 basis points despite the average loan portfolio balance increasing by $10.0 million. Interest income from investment, mortgage-backed, and other securities increased $394,000 or 23.3% due to an increase in the average balance of the portfolio of $76.7 million despite a decrease in the yield in the portfolio of 62 basis points. Total interest income decreased $88,000 or 1.5% to $5.9 million for the three months ended December 31, 2003 from $6.0 million for the same period in 2002.

Total interest expense decreased $133,000 or 5.2% to $2.4 million during the three months ended December 31, 2003 compared to $2.5 million for the same period one-year earlier. Interest expense on deposits decreased $280,000 or 14.4% during the period as average interest bearing deposits grew $45.3 million compared to the average balance in 2002 while the cost of deposits decreased 61 basis points. Interest expense on advances and other borrowings increased $147,000 or 24.1% as the cost of debt outstanding decreased 155 basis points during the 2003 period compared to 2002 while average total borrowings outstanding increased approximately $38.8 million.

Provision for Loan Losses

The Bank's provision for loan losses was $300,000 during the three months ended December 31, 2003 compared to $450,000 for the quarter ended December 31, 2002. The amount of the provision is determined by management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $2.4 million at December 31, 2003 compared to $1.0 million at March 31, 2003. The ratio of allowance for loan losses to the Company's total loans was 2.15% at December 31, 2003 compared to 1.98% at March 31, 2003. Net charge-offs were $104,000 during the three months ended December 31, 2003 compared to $177,000 during the same period in 2002.

Other Income

Total other income decreased $312,000 or 28.2% to $796,000 during the three months ended December 31, 2003 compared to the same period a year ago. Gain on sale of loans decreased $351,000 or 63.7% to $200,000 during the period as the origination and sale of fixed rate mortgages decreased due to a slowing of re-financings. Loan servicing fees increased $11,000 to $59,000 while service fees on deposit accounts decreased $8,000 or 2.4% to $338,000. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions, trust fees, and other miscellaneous fees increased $37,000 or 22.6% to $199,000 during the three months ended December 31, 2003.

                Security Federal Corporation and Subsidiaries

     Management's Discussion and Analysis of Results of Operations
                         and Financial Condition

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003, CONTINUED
-----------------------------------------------------------------------------

General and Administrative Expenses

General and administrative expenses decreased $37,000 or 1.4% to $2.6 million during the three months ended December 31, 2003 compared to the same period in 2002. Salaries and employee benefits expense decreased $45,000 or 3.0%. Occupancy expense increased $45,000 due primarily to the land lease for the Lexington branch, which opened in August 2003. Advertising expense increased $8,000 to $73,000 primarily to promote the new branch office. Depreciation and maintenance of equipment expense increased $5,000 or 2.0% during the quarterly period. FDIC insurance premiums remained virtually the same at $14,000.
Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, decreased $51,000 or 8.9% for the three months ended December 31, 2003 compared to the three months ended December 31, 2002.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2003
-----------------------------------------------------------------

Net Income

Net income was $2.7 million for the nine months ended December 31, 2003, representing an increase in earnings of $258,000 or 10.5% from the same period in 2002.

Net Interest Income

Net interest income decreased $475,000 or 4.6% to $9.9 million during the nine months ended December 31, 2003 as a result of a decrease in total interest income offset in part by a decrease in interest expense. Average interest earning assets increased $74.2 million while average interest-bearing liabilities increased $69.1 million. The interest rate spread decreased 65 basis points to 2.67% during the nine months ending December 31, 2003 compared to the same period in 2002.

Interest income on loans decreased $1.4 million or 10.4% to $11.6 million during the nine months ended December 31, 2003 as a result of the yield in the loan portfolio decreasing 97 basis points despite the average loan portfolio balance increasing $7.6 million. Interest income from investment, mortgage-backed, and other securities increased $379,000 or 7.6% due to the average balance of the portfolio increasing $66.6 million despite the yield in the portfolio decreasing 113 basis points. Total interest income decreased $974,000 or 5.4% to $17.0 million for the nine months ended December 31, 2003 from $18.0 million for the same period in 2002.

Total interest expense decreased $498,000 or 6.6% to $7.1 million during the nine months ended December 31, 2003 compared to $7.6 million for the same period one-year earlier. Interest expense on deposits decreased $779,000 or 13.3% during the period as average interest bearing deposits grew $44.2 million compared to the average balance in 2002 while the cost of deposits decreased 62 basis points. Interest expense on advances and other borrowings increased $281,000 or 16.3% as the cost of debt outstanding decreased 129 basis points during the 2003 period compared to 2002 while average total borrowings outstanding increased approximately $24.9 million.

Provision for Loan Losses

The Bank's provision for loan losses was $900,000 during the nine months ended December 31, 2003 compared to $1.4 million for the same period ending December 31, 2002. Net charge-offs were $238,000 during the nine months ended December 31, 2003 compared to $343,000 for the nine months ended December 31, 2002.

                Security Federal Corporation and Subsidiaries

         Management's Discussion and Analysis of Results of Operations
                           and Financial Condition

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2003, CONTINUED
----------------------------------------------------------------------------

Other Income

Total other income increased $266,000 or 9.5% to $3.1 million during the nine months ended December 31, 2003 compared to the same period a year ago. Gain on sale of loans increased $79,000 or 6.7% to $1.3 million during the period as the origination and sale of fixed rate mortgages increased due to the low rates offered on fixed rate loans industry wide. Loan servicing fees increased $11,000 to $160,000 while service fees on deposit accounts increased $81,000 or 8.6% due to a concerted effort to reduce waived service charges. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions, and trust fees, and other miscellaneous fees increased $98,000 or 19.2% during the nine months ended December 31, 2003.

General and Administrative Expenses

General and administrative expenses decreased $73,000 or 0.9% to $7.8 million during the nine months ended December 31, 2003 compared to the same period in 2002. Salaries and employee benefits expense increased $48,000 or 1.1% due to an increase in full time equivalents for the new Lexington branch office and as a result of normal annual salary increases. Occupancy expense increased $102,000 due primarily to the land lease for the Lexington branch office, which opened in August 2003. Advertising expense decreased $6,000 or 3.4% while the depreciation and maintenance of equipment expense increased $25,000 or 3.1% during the nine-month period. FDIC insurance premiums increased minimally by $2,000 during the 2003 period. The amortization of intangibles expense decreased $185,000 to zero during the period. At December 31, 2003, the Company had no further intangibles on the balance sheet. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, decreased $59,000 or 3.6% for the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002.

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

The Company's profitability is affected by fluctuations in the market interest rate. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase or decrease in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using a test that measures the impact on net interest income and net portfolio value of an immediate change in interest rates in 100 basis point increments and by measuring the Bank's interest sensitivity gap ("Gap"). Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts. Gap is the amount of interest sensitive assets repricing or maturing over the next twelve months compared to the amount of interest sensitive liabilities maturing or repricing in the same time period. Recent net portfolio value reports furnished by the OTS indicate that the Bank's interest rate risk sensitivity has increased slightly over the past year. The Bank has rated favorably compared to thrift peers concerning interest rate sensitivity.

For the three and nine month periods ended December 31, 2003, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.64% and
2.67%, respectively.   As of the year ended March 31, 2003, the interest rate
spread was 3.00%. The interest rate spread has decreased due to investment securities growing faster than loan receivables. Loan receivables earn a higher yield than investment securities. Also, loan yields are falling due to refinancing of residential and commercial loans. If interest rates were to increase suddenly and significantly, the Bank's net interest income and net interest spread would be compressed.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Sections 13a - 15(e) and 15d-15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and
(ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls: In the quarter and nine-months ended December 31, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

         (a)  Exhibits:

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

              1999 Stock Option Plan (5)

              2002 Stock Option Plan (6)

              Incentive Compensation Plan (3)

        31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

        31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

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

     (b)   Reports on Form 8-K.

           Current Report on Form 8-K dated October 28, 2003 regarding the Company's earnings release for the quarter ended September 30, 2003.

           Current Report on Form 8-K dated December 8, 2003 regarding the resignation of Thomas C. Clark



Signatures


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.


                                 SECURITY FEDERAL CORPORATION



Date: February 11, 2004          By:/s/ Timothy W. Simmons
     ------------------------       --------------------------------
                                     Timothy W. Simmons
                                     President
                                     Duly Authorized Representative




Date: February 11, 2004          By:/s/ Roy G. Lindburg
     ------------------------       --------------------------------
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

Date: February 11, 2004


                                     /s/ Timothy W. Simmons
                                     -------------------------------------
                                     Timothy W. Simmons
                                     President and Chief Executive Officer

                                  EXHIBIT 31.2

          Certification of the Chief Financial Officer Pursuant to
                     Section 302 of the Sarbanes-Oxley Act

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

Date: February 11, 2004


                                     /s/ Roy G. Lingburg
                                     -------------------------------------
                                     Roy G. Lindburg
                                     Chief Financial Officer

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

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q that:


      1. the report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

      2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.


/s/ Timothy W. Simmons                    /s/ Roy G. Lingburg
------------------------------            ---------------------------------
Timothy W. Simmons                        Roy G. Lindburg
Chief Executive Officer                   Chief Financial Officer

Dated: February 11, 2004