Form 10-K
period 2004-03-31
SECURITY FEDERAL CORPORATION
filed 2004-06-25
CIK 818677

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                         -----------------------

                               FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended March 31, 2004

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from            to
                                  ------------  ------------

                       Commission File Number: 0-16120

                         SECURITY FEDERAL CORPORATION
-----------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          South Carolina                                   57-08580504
---------------------------------------------         -----------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

1705 Whiskey Road South, Aiken, South Carolina                29803
---------------------------------------------         -----------------------
 (Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code:       (803) 641-3000
                                                      -----------------------

Securities registered pursuant to Section 12(b)
 of the Act:                                                    None
                                                      -----------------------

Securities registered pursuant to Section 12(g)
 of the Act:                                           Common Stock, par value
                                                           $0.01 per share
                                                      -----------------------
                                                          (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes      X       No
                                                     ---------       --------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes           No      X
                                          ---------    ----------

     As of June 15, 2004, there were issued and outstanding 2,533,291 shares of the registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of September 30, 2003, was $44.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the Fiscal Year Ended March 31, 2004. (Parts I and II)
2. Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders. (Part III)

                                    PART I

Item 1.   Business

Security Federal Corporation
----------------------------

     Security Federal Corporation (the "Company") was incorporated under the laws of the State of Delaware in July 1987 by authorization of the Board of Directors of Security Federal Bank ("Security Federal" or the "Bank") for the purpose of becoming a savings and loan holding company to acquire all of the outstanding stock of Security Federal issued upon the conversion of Security Federal from the mutual to the stock form (the "Conversion"). Effective August 17, 1998, the Company changed its state of incorporation from Delaware to South Carolina.

     As a South Carolina corporation, the Company is authorized to engage in any activity permitted by South Carolina General Corporation Law. The Company is a unitary savings and loan holding company. Through the unitary holding company structure, it is possible to expand the size and scope of the financial services offered beyond those currently offered by the Bank. The holding company structure also provides the Company with greater flexibility than the Bank would have to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of stock thrift institutions as well as other companies. There are no current arrangements, understandings or agreements regarding any such acquisition. Future activities of the Company, other than the continuing operations of Security Federal, will be funded through dividends from Security Federal and through borrowings from third parties. See "Regulation - Savings and Loan Holding Company Regulation" and "Taxation." Activities of the Company may also be funded through sales of additional securities or income generated by other activities of the Company. At this time, there are no plans regarding such sales of additional securities or such activities.

     At March 31, 2004, the Company had assets of approximately $528.0 million, deposits of approximately $389.6 million and shareholders' equity of approximately $33.5 million.

     The executive office of the Company is located at 1705 Whiskey Road South, Aiken, South Carolina 29803, telephone (803) 641-3000.

Security Federal Bank
---------------------

     General. Security Federal, a federally chartered stock savings bank, is headquartered in Aiken, South Carolina. Security Federal, which has 11 branch offices in Aiken and Lexington Counties, was originally chartered under the name Aiken Building and Loan Association on March 27, 1922. The association received its federal charter and changed its name to Security Federal Savings and Loan Association of Aiken on March 7, 1962, and later changed its name to Security Federal Savings Bank of South Carolina, on November 11, 1986. Effective April 8, 1996, the Bank changed its name to Security Federal Bank. The Bank converted from the mutual to the stock form of organization on October 30, 1987.

     In October 1993, Security Federal increased its branch network to nine with the completion of its acquisition of four former NationsBank of South Carolina, N.A. branches located in Aiken County. In February 1996, Security Federal opened a new branch office in the Aiken Wal-Mart Superstore, which became the Bank's tenth location. The Bank opened a branch in West Columbia, Lexington County, South Carolina, in December 2000, which provides the Bank with the opportunity to expand its market area. In August 2003, the Bank opened a new branch in Lexington, South Carolina. During February 2004, the Bank completed the sale of its Denmark, South Carolina branch office to South Carolina Bank and Trust, N. A. of Orangeburg, South Carolina. The Bank plans to open a full service branch in Irmo, South Carolina during calendar year 2004.

     The principal business of Security Federal is the acceptance of savings deposits from the general public and the origination of mortgage loans to enable borrowers to purchase or refinance one- to four-family residential real estate. The Bank also makes loans secured by multi-family residential and commercial real estate and consumer and commercial loans. In addition, the Bank originates construction loans on single family residences, multi-family dwellings and projects, commercial real estate, and loans for the acquisition, development and construction of residential subdivisions and commercial projects. Additional financial services are provided by three of the Bank's wholly owned subsidiaries, Security Federal Insurance, Inc., Security Federal Investments, Inc. and Security Federal Trust, Inc.

     Security Federal's income is derived primarily from interest and fees earned in connection with its lending activities, and its principal expenses are interest paid on savings deposits and borrowings and operating expenses.

Selected Consolidated Financial Information
-------------------------------------------

     This information is incorporated by reference to page 7 of the 2004 Annual Report to Stockholders ("Annual Report").

Yields Earned and Rates Paid
----------------------------

     This information is incorporated by reference to page 15 of the Annual Report.

Rate/Volume Analysis
--------------------

     This information is incorporated by reference to page 14 of the Annual Report.

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

     Adjustable rate mortgage loans ("ARMs") constituted approximately 24.3% of the Bank's total outstanding loan portfolio at March 31, 2004.

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


     Loan Portfolio Composition.  The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages by type of loan, and presents a reconciliation of total loans receivable before net items.


                                                          At March 31,
                    ---------------------------------------------------------------------------------------
                         2004              2003              2002              2001              2000
                    ---------------   ---------------   ---------------   ---------------   ---------------
                    Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent
                    ------  -------   ------  -------   ------  -------   ------  -------   ------  -------
                                                         (Dollars in Thousands)
TYPE OF LOAN:
-------------

Fixed Rate Loans
----------------
Residential real
 estate            $ 43,911   15.8%   $43,091   16.8%   $ 35,012  14.0%  $ 34,070   13.9%   $ 13,408   6.6%
Commercial business
 and commercial
 real estate         62,799   22.6     53,509   20.8      55,845  22.4     42,877   17.5      39,756  19.6
Consumer             26,508    9.5     30,165   11.7      33,185  13.3     32,447   13.3      28,984  14.2
                    -------  -----    -------  -----     ------- -----    -------  -----     ------- -----
  Total fixed rate
   loans            133,218   47.9    126,765   49.3     124,042  49.7    109,394   44.7      82,148  40.4
                    -------  -----    -------  -----     ------- -----    -------  -----     ------- -----

Adjustable rate loans
---------------------
Residential real
 estate              67,516   24.3     60,528   23.5      67,220  26.9     89,913   36.7      86,040  42.3
Commercial business
 and commercial
 real estate         58,313   20.9     53,488   20.8      41,551  16.7     31,643   12.9      22,306  11.0
Consumer             19,133    6.9     16,429    6.4      16,667   6.7     13,830    5.7      12,735   6.3
                    -------  -----    -------  -----     ------- -----    -------  -----     ------- -----
  Total adjustable
   rate loans       144,962   52.1    130,445   50.7     125,438  50.3    135,386   55.3     121,081  59.6
                    -------  -----    -------  -----     ------- -----    -------  -----     ------- -----
  Total loans       278,180  100.0%   257,210  100.0%    249,480 100.0%   244,780  100.0%    203,229 100.0%
                             =====             =====             =====             =====             =====

Less
----
Loans in process     12,356             8,991             11,288           10,739              7,832
Deferred fees and
 discounts              165               152                184              260                275
Allowance for loan
 losses               5,764             4,911              3,689            2,784              2,121
                    -------           -------            -------          -------            -------
  Total loans
   receivable      $259,895          $243,156           $234,319         $230,997           $193,001
                   ========          ========           ========         ========           ========




    The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages by type of security, and presents a reconciliation of total loans receivable before net items.

                                                          At March 31,
                    ---------------------------------------------------------------------------------------
                         2004              2003              2002              2001              2000
                    ---------------   ---------------   ---------------   ---------------   ---------------
                    Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent
                    ------  -------   ------  -------   ------  -------   ------  -------   ------  -------
                                                         (Dollars in Thousands)
TYPE OF SECURITY:
-----------------
Real Estate Loans:
 Residential real
  estate           $ 95,863   34.5%   $86,707   33.7%   $86,486   34.7%   $104,819  42.8%   $ 82,754  40.7%
 Residential
  construction       15,564    5.6     16,912    6.6     15,746    6.3      19,164   7.8      16,694   8.2
                   --------  -----   --------  -----   --------  -----    -------- -----    -------- -----
  Total real
   estate loans     111,427   40.1    103,619   40.3    102,232   41.0     123,983  50.6      99,448  48.9
                   --------  -----   --------  -----   --------  -----    -------- -----    -------- -----
Commercial business
 and commercial
 real estate        121,112   43.5    106,997   41.6     97,396   39.0      74,520  30.5      62,062  30.6
Consumer loans:
 Deposit account      1,383    0.5      1,726    0.7      2,160    0.9       2,516   1.0       1,304   0.6
 Home equity lines   13,694    4.9     13,140    5.1     12,352    4.9      10,731   4.4       9,986   4.9
 Consumer first and
  second mortgages   15,080    5.4     18,551    7.2     20,090    8.1      20,451   8.3      18,593   9.2
 Other               15,484    5.6     13,177    5.1     15,250    6.1      12,579   5.2      11,836   5.8
                   --------  -----   --------  -----   --------  -----    -------- -----    -------- -----
  Total consumer
   loans             45,641   16.4     46,594   18.1     49,852   20.0      46,277  18.9      41,719  20.5
                   --------  -----   --------  -----   --------  -----    -------- -----    -------- -----
   Total loans      278,180  100.0%   257,210  100.0%   249,480  100.0%    244,780 100.0%    203,229 100.0%
                             =====             =====             =====             =====             =====

Less:
Loans in process     12,356             8,991            11,288             10,739             7,832
Deferred fees and
 discounts              165               152               184                260               275
Allowance for loan
 losses               5,764             4,911             3,689              2,784             2,121
                   --------          --------          --------           --------          --------
   Total loans
    receivable     $259,895          $243,156          $234,319           $230,997          $193,001
                   ========          ========          ========           ========          ========



     The following schedule illustrates the maturities of Security Federal's loan portfolio at March 31, 2004. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period when the contract is due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                         At March 31, 2004
                         ----------------------------------------------------
                                                        Commercial
                                                       Business and
                         Residential                    Commercial
                         Real Estate (1)  Consumer (2)  Real Estate    Total
                         --------------   -----------  -------------  -------
                                            (In Thousands)

Six months or less (3)     $ 7,852           $ 5,010     $ 18,728    $ 31,590
Over six months to
 one year                    8,397             2,284       11,219      21,900
Over one year to three
 years                       2,508             6,734       33,412      42,654
Three to five years          1,863             7,769       38,034      47,666
Over five to ten years       3,845             9,471        8,277      21,593
Over ten years              74,605            14,373       11,442     100,420
                           -------           -------     --------    --------
  Total (4)                $99,070           $45,641     $121,112    $265,823
                           =======           =======     ========    ========

-----------
(1)  Includes multi-family dwellings.
(2)  Includes home improvement loans and equity line of credit loans.
(3) Includes demand loans, loans having no stated maturity and overdraft loans.
(4) Loan amounts are net of undisbursed funds for loans in process of $12.4 million.

     The total amount of loans due after March 31, 2005, which have predetermined or fixed interest rates is $87.9 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $124.4 million.

     Loan Originations, Purchases and Sales. The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                              Year Ended March 31,
                              ------------------------------------------------
                                2004      2003      2002      2001      2000
                              --------  --------  --------  --------  --------
                                                (In Thousands)
Originated:
Adjustable rate - residential
 real estate                  $ 47,263  $ 45,260  $ 41,672  $ 36,998 $ 44,382
Fixed rate - residential real
 estate (1)                     73,291    92,388    93,602    35,813   22,812

Consumer                        26,829    25,439    26,916    20,297   17,080
Commercial business and
 commercial real estate         95,062    64,097    50,468    31,623   34,847
                              --------  --------  --------  -------- --------
  Total consumer/commercial
    business real estate       121,891    89,536    77,384    51,920   51,927
                              --------  --------  --------  -------- --------
  Total loans originated      $242,445  $227,184  $212,658  $124,731 $119,121
                              ========  ========  ========  ======== ========

Purchased                           --        --        --        --       --

Less:
Sold:
Fixed rate - residential
 real estate                  $ 63,497  $ 80,345  $ 84,505  $ 28,547 $ 16,927
Adjustable rate - residential
 real estate                        --        --        --        --       --
Principal repayments           156,012   140,613   123,523    53,683   60,324
(Increase) decrease in loans
 held for sale                   1,967    (1,505)      (80)      950     (308)
Increase (decrease) in other
 items, net                      4,230    (1,106)    1,378     3,555    1,163

Net increase (decrease)       $ 16,739  $  8,837  $  3,332  $ 37,996 $ 41,015

-----------
(1) Includes newly originated fixed rate loans held for sale, construction/permanent loans converted to fixed rate loans and sold, and residential lot loans.

     In addition to interest earned on loans, the Bank receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for the creation of the loan.

     The Bank's loan origination fees generally range from 1% to 2% on conventional residential mortgages, commercial real estate loans and commercial business loans. The total fee income (including amounts amortized to income as yield adjustments) for the fiscal year ended March 31, 2004 was $840,000.

     Loan origination and commitment fees are volatile sources of income. These fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in mortgage markets, which in turn are governed by the demand for and availability of money.

     The following table shows deferred loan origination fees recognized as income by the Bank expressed as a percentage of the dollar amount of total mortgage loans originated (and retained in the Bank's portfolio) and purchased during the periods indicated and the dollar amount of deferred loan origination fees at the end of each respective period.

                                          At or for the Year Ended March 31,
                                          ----------------------------------
                                               2004      2003      2002
                                             --------  --------  --------
                                                 (Dollars in Thousands)
Net deferred loan origination fees
 earned during the period(1)                   $188      $209      $224

Mortgage loan origination fees earned as
 a percentage of total loans originated
 during the period                              0.2%      0.1%      0.2%

Net deferred loan origination fees in loan
 portfolio at end of period                    $165      $152      $184

------------
(1) Includes amounts amortized to interest income as yield adjustments. Does not include fees earned on loans sold.

     The Bank also receives other fees and charges related to existing loans, conversion fees, assumption fees, late charges, and other fees collected in connection with a change in borrower or other loan modifications.

     Security Federal currently sells substantially all conforming fixed-rate loans with terms of 15 years or greater in the secondary mortgage market. These loans are sold in order to provide a source of funds and as one of the strategies available to close the gap between the maturities of its interest-earning assets and interest-bearing liabilities. Currently, most fixed-rate, long-term mortgage loans are being originated based on Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac") underwriting standards.

     Secondary market sales have been made primarily to Freddie Mac, or other banks or investors. Freddie Mac is a quasi-governmental agency that purchases residential mortgage loans from federally insured financial institutions and certain other lenders. All loans sold to Freddie Mac are without recourse to Security Federal and essentially all other loans sold to other investors are without recourse. For the past few years, substantially all loans have been sold on a service released basis. Previous to that, some loans sold to Freddie Mac, Fannie Mae and one other investor had been sold service retained, whereby Security Federal would collect a .25% to .375% servicing fee on the principal balance of the loan serviced. However, the pricing on loans sold service released is more favorable to the borrower. As a result of that factor, along with prepayments and refinancings, Security Federal's loan serviced for others portfolio was decreasing in size. Accordingly, because of the fixed costs of servicing that portfolio, Security Federal sold its loan serviced for others portfolio for a before tax, net gain of approximately $400,000 in the last quarter of fiscal 2001. At March 31, 2001, Security Federal was sub-servicing this portfolio of approximately $47.0 million for the buyer, while the actual transfer took place in April 2001. In fiscal 2004, Security Federal sold $63.5 million in fixed rate residential loans on a service released basis on the secondary market. Loans closed but not yet settled with Freddie Mac or other investors, are carried in the Bank's "loans held for sale" portfolio. At March 31, 2004, the Bank held $1.7 million of loans held for sale. These loans are fixed rate residential loans that have been originated in the Bank's name and have closed. Virtually all of these loans have commitments to be purchased by investors, mainly Freddie Mac, and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Bank's customers. Therefore, these loans present very little market risk for the Bank. The Bank usually delivers to and receives funding from the investor within 30 days. Security Federal originates all of its loans held for sale on a "best efforts" basis. Best efforts means that the Bank suffers no penalty if it is unable to deliver a loan to a potential investor.

     The Bank also originates and holds fixed rate construction loans or fixed rate lot loans. The construction loans are for one year terms. Lot loans are financed on a two or three year term, or a five year balloon term. At March 31, 2004, the Bank held $32.5 million or 11.7% of the total loan portfolio in these fixed rate loans in its residential portfolio. At March 31, 2004, the Bank also held approximately $11.4 million in longer term fixed rate residential mortgage loans. These loans, which were 4.1% of the entire loan portfolio at March 31, 2004, had converted from ARM loans to fixed rate loans during the previous 24 months. These fixed rate loans had remaining maturities of 12 to 29 years. At March 31, 2004, the Bank had approximately $16.4 million of residential ARM loans that could convert to fixed rate loans over the next 36 months. The Bank no longer originates ARM loans with conversion features.

     Loan Solicitation and Processing. The Bank actively solicits mortgage loan applications from existing customers, real estate agents, builders, real estate developers and others. The Bank also receives mortgage loan applications as a result of customer referrals and from walk-in customers.

     Detailed loan applications are obtained to determine the borrower's creditworthiness and ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. After analysis of the loan application and property or collateral involved, including an appraisal of the property (residential appraisals are obtained through independent fee appraisers), the lending decision is made in accordance with the underwriting guidelines of the Bank. These guidelines are generally consistent with Freddie Mac and Fannie Mae guidelines for residential real estate loans. With respect to commercial real estate loans, the Bank also reviews the capital adequacy of the business, the income potential of the property, the ability of the borrower to repay the loan and honor its other obligations, and general economic and industry conditions.

     Upon receipt of a loan application and all required related information from a prospective borrower, the loan application is submitted for approval or rejection. The residential mortgage loan underwriters approve loans which meet Freddie Mac and Fannie Mae underwriting requirements, not to exceed $333,700 per loan, and the government loan direct endorser approves Federal Housing Administration ("FHA") loans not to exceed $161,000 and Veterans' Administration ("VA") loans not to exceed $240,000. The Chairman, Chief Executive Officer, President of the Bank or Senior Consumer/Commercial Loan Officer approve loans of $250,000 or less, except as set forth above. Loans in excess of $250,000 require approval of any two of the above and any loan in an amount in excess of $350,000 must be approved by the Bank's Executive Committee, which operates as the Bank's Loan Committee. The loan approval limits shown are the aggregate of all loans to any one borrower or entity.

     The general policy of Security Federal is to issue loan commitments to qualified borrowers for a specified time period. These commitments are generally for a period of 45 days or less. With management approval, commitments may be extended for a longer period. The total outstanding amount of residential mortgage loan commitments for portfolio loans issued by Security Federal as of March 31, 2004, was approximately $429,000 (excluding undisbursed portions of construction loans in process). Security Federal also had outstanding commitments available on retail lines of credit (including home equity and other consumer loans) totaling $25.6 million as of March 31, 2004. See Note 13 of the Notes to Consolidated Financial Statements contained in the Annual Report.

     Permanent Residential Mortgage Lending. Residential real estate mortgage loans constituted approximately 34.5% of the Bank's total outstanding loan portfolio at March 31, 2004.

     Security Federal offers a variety of ARMs which offer adjustable rates of interest, payments, loan balances or terms to maturity which vary according to specified indices. The Bank's ARMs generally have a loan term of 15 to 30 years with initial rate adjustments every one, three, five or seven years during the term of the loan. After the initial rate adjustment, the loan rate then adjusts annually. Most of the Bank's ARMs contain a 200 basis point limit as to the maximum amount of change in the interest rate at any adjustment period and a 500 or 600 basis point limit over the life of the loan. The Bank generally originates ARMs to hold in its portfolio. Such loans are generally made consistent with Freddie Mac and Fannie Mae guidelines. At March 31, 2004, residential ARMs totaled $67.5 million, or 24.3% of the Bank's loan portfolio. For the year ended March 31, 2004, the Bank originated $120.6 million in residential real estate loans, 39.2% of which had adjustable rates of interest.

     There are unquantifiable risks resulting from possible increased costs to the borrower as a result of periodic repricing. Despite the benefits of ARMs to the Bank's asset/liability management program, these loans also pose potential additional risks, primarily because as interest rates rise, the underlying payment by the borrower rises, increasing the potential for default. At the same time, marketability of the underlying property may be adversely affected by higher interest rates.

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

     The Bank also provides construction financing for single family dwellings both to owner-occupants and to builders for resale. Construction loans are generally made for periods of six months to one year. Typically, interest rates on interim construction loans are made on a fixed-rate basis. At March 31, 2004, residential construction loans on one- to four-family dwellings totaled $15.6 million, or 5.6% of the Bank's loan portfolio. In addition to the factors mentioned above concerning the creditworthiness of the borrower, on loans of this type the Bank seeks to evaluate the financial condition and prior performance of the builder. On construction loans offered to individuals (non-builders), the Bank offers a construction/permanent loan.
The construction portion of the loan is a fixed rate (typically prime plus ..50%) during the construction period. After construction, the loan then automatically converts to an adjustable rate mortgage loan. The borrower also has the option, after the construction period only, to convert it to a fixed rate loan which the Bank then sells on the secondary market immediately on a service released basis.

     Commercial Business and Commercial Real Estate Loans. The commercial business and commercial real estate loans originated by the Bank are primarily secured by business properties, churches, income property developments, undeveloped land, business equipment, furniture and fixtures, inventory, and receivables. At March 31, 2004, the Bank had approximately $121.1 million or 43.5% of the Bank's total loan portfolio, in commercial business and commercial real estate loans. Approximately $74.0 million or 61.1% of commercial business and commercial real estate loans were secured primarily by real estate at March 31, 2004. Loans secured by commercial real estate are typically written for terms of 10 to 20 years. Commercial loans not secured by real estate are typically based on terms of three to 60 months. Fixed rate loans typically balloon at the end of three to seven years. Adjustable rate loans are usually tied to the prime interest rate as quoted in the Wall Street Journal and adjust monthly or annually. Some adjustable rate loans have interest rate caps. Most of these loans have a five year balloon.

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

     At March 31, 2004, the Bank did not have any commercial business or commercial real estate loans to one borrower in excess of $4.5 million. Federal law restricts the Bank's permissible lending limits to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus. The Bank has only infrequently made loans to one borrower equal to the amount federal law allows or approximately $5.3 million as calculated at March 31, 2004.

     Consumer Loans. The Bank originates consumer loans for any personal, family or household purpose, including but not limited to the financing of home improvements, automobiles, boats, mobile homes, recreational vehicles and education. The Bank also makes consumer first and second mortgage loans secured by residences. These loans typically do not qualify for sale in the secondary market, but are generally not considered sub-prime lending. In addition, the Bank has expanded its home equity lending program. Home equity loans are secured by mortgage lines on the borrower's principal or second residence. At March 31, 2004, the Bank had $13.7 million of home equity lines of credit outstanding and $20.7 million of additional commitments of such lines of credit. The Bank also makes secured and unsecured lines of credit available. Although consumer loans involve a higher level of risk than one- to four-family residential mortgage loans, they generally carry higher yields and have shorter terms to maturity than one- to four-family residential mortgage loans. The Bank has increased its origination of consumer loans during the past several years and at March 31, 2004, the Bank had total consumer loans of $45.6 million, or 16.4% of the Bank's loan portfolio.

     The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income is determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

     The Bank also has a credit card program. As of March 31, 2004, 1,319 Visa credit cards had been issued by the Bank with total approved credit lines of $3.7 million, of which $1.3 million was outstanding.

Loan Delinquencies and Defaults
-------------------------------

     General. The Bank's collection procedures provide that when a real estate loan is approximately 20 days past due, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and establish a program to bring the loan current. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates foreclosure proceedings after the customer has been notified by certified mail. At March 31, 2004, the Bank had property acquired as the result of foreclosures and other property repossessed classified as repossessed assets valued at $51,000.

     Delinquent Loans. The following table sets forth information concerning delinquent mortgage and other loans at March 31, 2004. The amounts presented represent the total remaining principal balances of the related loans (before specific reserves for losses), rather than the actual payment amounts which are overdue.




                                       Real Estate                         Non-Real Estate
                          -------------------------------------    ------------------------------------
                                                                                         Commercial
                             Residential          Commercial           Consumer           Business
                          -----------------   -----------------    ----------------   -----------------
                          Number     Amount   Number     Amount    Number    Amount   Number     Amount
                          ------     ------   ------     ------    ------    ------   ------     ------
                                                       (Dollars in Thousands)
Loans delinquent for:
30 - 59 days                8        $  940     6        $  595      79       $1,260    8         $102
60 - 89 days                1            72     1             4      14           73    6           88
90 days and over            7           559     5           817      17          243    9          425
                          ---        ------   ---        ------     ---       ------  ---         ----

Total delinquent loans     16        $1,571    12         1,416     110       $1,576   23         $615
                          ===        ======   ===        ======     ===       ======  ===         ====




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

     At March 31, 2004, approximately $5.4 million of the Bank's loans were classified "substandard" and $2.5 million were classified as "special mention." The Bank had no loans classified as "doubtful" or "loss" at March 31, 2004. As of March 31, 2004, there were loans totaling $646,000 which were troubled debt restructurings within the meaning of Statement of Financial Accounting Standard ("SFAS") No. 15. The Bank's policy is to classify all troubled debt restructurings as substandard. The Bank's classification of assets is consistent with OTS regulatory classifications.

     Non-performing Assets. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. In addition, all loans are placed on non-accrual status when the loan becomes 90 days or more contractually delinquent. All consumer loans more than 90 days delinquent are charged against the consumer loan allowance for loan losses unless there is adequate collateral which is in the process of being repossessed or foreclosed on. At March 31, 2004, the Bank did not have any troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Other loans of concern are those loans (not delinquent more than 60 days) that management has determined need to be closely monitored as the potential exists for increased risk on these loans in the future. Nonperforming loans are reviewed monthly on a loan by loan basis. Charge-offs, whether partial or in full, associated with these loans will vary based on estimates of recovery for each loan.

     The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio.

                                                 March 31,
                              ---------------------------------------------
                               2004      2003      2002      2001      2000
                              ------    ------    ------   ------    ------
                                           (Dollars in Thousands)
Loans Delinquent 60 to 89
 Days:
 Residential                  $   72    $   45    $   --   $   --    $  163
 Consumer                         73       435      370      320         95
 Commercial business and
  real estate                     88       311       144      274        43
                              ------    ------    ------   ------    ------
  Total                       $  233    $  791    $  514   $  594    $  301
                              ======    ======    ======   ======    ======
  Total as a percentage of
   total assets                 0.04%     0.18%     0.14%    0.18%     0.10%

Non-Accruing Loans Delinquent
 90 Days or More:
 Residential                  $  559    $  585    $  761   $   --    $  335
 Consumer                        243       229       350      172       386
 Commercial business and
  real estate                  1,242       226       279       11       169
                              ------    ------    ------   ------    ------
  Total                       $2,044    $1,040    $1,390   $  183    $  890
                              ======    ======    ======   ======    ======
  Total as a percentage of
   total assets                 0.39%     0.23%     0.37%    0.06%     0.29%

Troubled debt restructurings  $  646(1) $  674(2) $  622   $  587    $  784
Repossessed assets            $   51    $  151    $   98   $  130    $  332
Allowance for loan losses     $5,764    $4,911    $3,689   $2,784    $2,121

------------
(1) $201,000 of troubled debt restructurings are included in non-accruing loans.
(2) $210,000 of troubled debt restructurings are included in non-accruing loans.

     For the fiscal year ended March 31, 2004, the interest income which would have been recognized with respect to non-accruing loans, had such loans been current in accordance with their original terms and with respect to troubled debt restructurings, had such loans been current in accordance with their original terms, totaled $106,000, compared to $44,000 for the year ended March 31, 2003.

     At March 31, 2004, non-accrual loans totaled $2.0 million, compared to $1.0 million and $1.4 million at March 31, 2003 and 2002, respectively. Included in non-accruing loans at March 31, 2004 were seven residential real estate loans totaling $559,000, 14 commercial loans totaling $1.2 million and 17 consumer loans totaling $243,000. Of the 17 consumer loans on non-accrual status at fiscal year end, no loan exceeded $50,000. Of the 14 commercial loans on non-accrual status at fiscal year end, no loan exceeded $350,000.

     The Bank had seven loans totaling $646,000 at fiscal year end which were troubled debt restructurings compared to seven loans of $674,000 at March 31, 2003. The seven troubled debt restructurings were three consumer loans of $355,000 secured by residential dwellings, a $9,000 commercial loan secured by a second mortgage on a residence, a $58,000 commercial loan secured by two rental properties, a $23,000 unsecured commercial loan, and a $201,000 commercial loan secured by commercial real estate. The $9,000 commercial loan was 30 days delinquent and the $201,000 loan was more than 90 days delinquent and on non-accrual status at March 31, 2004.

     At March 31, 2004, repossessed assets had an outstanding carrying value of $51,000 and consisted of four automobiles.

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

     The Bank seeks to establish and maintain sufficient reserves for estimated losses on specifically identified loans and real estate where such losses can be estimated. Additionally, general reserves for estimated possible losses are established on specified portions of the Bank's portfolio such as consumer loans and higher risk residential construction mortgage loans based on management's estimate of the potential loss for loans which normally can be classified as higher risk. Specific and general reserves are based on, among other criteria (1) the risk characteristics of the loan portfolio, (2) current economic conditions on a local as well as a statewide basis, (3) actual losses experienced historically and (4) the level of reserves for possible losses in the future. Additionally, a reserve is maintained for uncollected interest on loans 90 days or more past due.

     At March 31, 2004, total reserves relating to loans were $5.8 million.
In determining the adequacy of the reserve for loan losses, management reviews past experience of loan charge-offs, the level of past due and non-accrual loans, the size and mix of the portfolio, general economic conditions in the market area, and individual loans to identify potential credit problems. Commercial business, commercial real estate and consumer loans have increased to $166.8 million, or 59.9% of the Bank's total loan portfolio at March 31, 2004, and it is anticipated there will be a continued emphasis on this type of credit. Although commercial business and consumer loans carry a higher level of credit risk than conventional residential mortgage loans, the level of reserves reflects management's continuing evaluation of this risk based on upon the Bank's past loss experience. At fiscal year end, the Bank's ratio of loans delinquent more than 60 days to total assets was 0.43%. These delinquent loans are considered to be well secured and are in the process of collection. Management uses four methods or calculations to estimate the adequacy of the reserve using the factors mentioned above. The reserve is management's best estimate for the reserve. There can be no guarantee that the estimate is adequate or accurate. Management believes that reserves for loan losses are at a level adequate to provide for inherent loan losses. Although management believes that it has considered all relevant factors in its estimation of future losses, future adjustments to reserves may be necessary if conditions change substantially from the assumptions used in making the original estimations. Regulators will from time to time evaluate the allowance for loan losses which are subject to adjustments based upon the information available to the regulators at the time of their examinations.

     Management believes the Bank has no undue concentration of loans in any one particular industry. At March 31, 2004, the Bank had no allowance for losses on real estate owned.

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                 March 31,
                              ---------------------------------------------
                               2004      2003      2002      2001      2000
                              ------    ------    ------   ------    ------
                                           (Dollars in Thousands)

Balance at beginning of year  $4,911    $3,689    $2,784   $2,121    $1,715

Provision charged to
 operations                    1,200     1,800     1,525      925       750

Charge-offs:
 Residential real estate          38        17         5        4        --
 Commercial business and
  commercial real estate         164       299       229       86       114
 Consumer                        467       594       584      240       269
                              ------     ------   ------    ------   ------
  Total charge-offs              669       910       818      330       383
                              ------     ------   ------    ------   ------

Recoveries:
 Residential real estate          --         --        6        17       --
 Commercial business              16         40       41         4        1
 Consumer                        306        292      151        47       38
                              ------     ------   ------    ------   ------
  Total recoveries               322        332      198        68       39
                              ------     ------   ------    ------   ------

Balance at end of year        $5,764     $4,911   $3,689    $2,784   $2,121
                              ======     ======   ======    ======   ======

Ratio of net charge-offs
 during the year to average
 loans outstanding during
 the year                       0.14%      0.24%    0.26%     0.12%    0.20%
                              ======     ======   ======    ======   ======


     The distribution of the Bank's allowance for loan losses at the dates indicated is summarized in the following table.  The entire allowance is available to absorb losses from all loan categories.

                                                      At March 31,
                   ----------------------------------------------------------------------------------------
                         2004              2003              2002              2001              2000
                   ----------------  ----------------  ----------------  ----------------  ----------------
                   Amount    Loans   Amount    Loans   Amount    Loans   Amount    Loans   Amount     Loans
                   ------    -----   ------    -----   ------    -----   ------    -----   ------     -----
                                                    (Dollars in Thousands)
Residential        $  500    40.1%    $  473   40.3%    $  435   41.0%    $  374   50.6%    $  258    48.9%
Consumer            2,632    16.4      2,219   18.1      1,405   20.0      1,205   18.9        870    20.5
 Commercial business
  and commercial
  real estate       2,632    43.5      2,219   41.6      1,849   39.0      1,205   30.5        993    30.6
                   ------   -----     ------  -----     ------  -----     ------  -----     ------   -----
  Total            $5,764   100.0%    $4,911  100.0%    $3,689  100.0%    $2,784  100.0%    $2,121   100.0%
                   ======   =====     ======  =====     ======  =====     ======  =====     ======   =====




Service Corporation
-------------------

     As a federally chartered savings bank, Security Federal is permitted by OTS regulations to invest up to 3% of its assets in the stock of service corporations. Provided that any investment in excess of 2% of its assets must be primarily for community, inner-city or community development purposes. At March 31, 2004, Security Federal's net investment in its service corporations (including loans to service corporations) totaled $750,000. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings bank may engage in directly.

     Security Federal Insurance, Inc. ("SFINS"), Security Federal Investments, Inc. ("SFINV") and Security Federal Trust, Inc. ("SFT"). SFINS, SFINV AND SFT, wholly owned subsidiaries of the Bank, were formed during fiscal 2002 and began operating during the December 2001 quarter. SFINS is an insurance agency offering business, health, home and life insurance. SFINV offers mutual funds, annuities and discount brokerage services. SFT offers a full range of trust and financial planning services. The operations of SFINS, SFINV and SFT are included in the Company's Consolidated Financial Statements.

     Security Financial Services Corporation ("SFSC"). SFSC was incorporated in 1975 as a wholly owned subsidiary of the Bank. Its primary activity was investment brokerage services. SFSC is currently inactive.

     Real Estate Partnership. The Company has developed real estate through two real estate partnerships which it purchased from SFSC at market value in December 1995. Each project was designed primarily to develop and sell residential lots in and around the Bank's primary lending area. One project was completed during fiscal 1998 and the other project was completed during fiscal 2001. The Company had no investment in the remaining project at March 31, 2004. The Company has no current plans for additional real estate ventures.

Investment Activities
---------------------

     Investment securities. The Bank has authority to invest in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies, certificates of deposit at insured institutions, bankers' acceptances and federal funds.

     The Bank may also invest a portion of its assets in certain commercial paper and corporate debt securities. The Bank is also authorized to invest in mutual funds whose assets conform to the investments that a federal thrift institution is authorized to make directly. There are various restrictions on the foregoing investments. For example, the commercial paper must be appropriately rated by at least two nationally recognized investment rating services and the corporate debt securities must be appropriately rated by at least one such service. In addition, the average maturity of an institution's portfolio of corporate debt securities may not, at any one time, exceed six years, and the commercial paper must mature within nine months of issuance. Moreover, an institution's total investment in the commercial paper and corporate debt securities of any one issuer may not exceed 1% of the institution's assets except that an institution may invest 5% of its assets in the shares of any appropriate mutual fund. See "Regulation - Federal Regulation of Savings Associations."

     As a member of the Federal Home Loan Bank ("FHLB") System, Security Federal must maintain minimum levels of investments that are liquid assets as defined in Federal regulations. See "Regulation - Federal Regulation of Savings Associations - Federal Home Loan Bank System." Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.

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

                                                    At March 31,
                                             ---------------------------
                                              2004      2003       2002
                                             -------   -------   -------
                                                   (In Thousands)
Interest bearing deposit at FHLB             $   303   $   339   $ 5,205
                                             -------   -------   -------
  Total                                      $   303   $   339   $ 5,205
                                             =======   =======   =======

Investment Securities:
 Available for sale:
  FHLB securities                            $14,280   $47,794   $50,829
  Federal Farm Credit Bank securities          2,042     5,129     8,526
  Freddie Mac bonds                              578       816     2,002
                                             -------   -------   -------
    Total securities available for sale       16,900    53,739    61,357
                                             -------   -------   -------

 Held to Maturity:
  FHLB securities                             57,944    18,990        --
  Fannie Mae securities                           --        30       163
  Federal Farm Credit securities              13,010     2,006         -
                                             -------   -------   -------
    Total securities held to maturity         70,954    21,026       163
                                             -------   -------   -------

Total securities (1)                          87,854    74,765    61,520
FHLB stock                                     4,817     2,859     2,669
                                             -------   -------   -------

Total securities and FHLB stock (1)          $92,671   $77,624   $64,189
                                             =======   =======   =======

--------------
(1)  Does not include mortgage-backed securities.

     At March 31, 2004, the Company did not have any investment securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total book value in excess of 10% of stockholders' equity.


     The following table sets forth the maturities or repricing of investment securities and FHLB stock at
March 31, 2004, and the weighted average yields of such securities and FHLB stock (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).  Callable securities are shown at their likely call dates based on current interest rates.  The table was prepared using amortized cost.

                                                         Maturing or Repricing
                              ---------------------------------------------------------------------------
                                                  After One But        After Five But
                              Within One Year    Within Five Years    Within Ten Years    After Ten Years
                              ---------------    -----------------    ----------------    ---------------
                              Amount    Yield    Amount     Yield     Amount     Yield    Amount    Yield
                              ------    -----    ------     -----     ------     -----    ------    -----
                                                         (Dollars in Thousands)
U.S. Government and other
 agency obligations           $42,578   3.45%    $42,951     3.47%      $2,029     3.64%   $  --     --%
FHLB stock (1)                      -     --       4,817     3.50           --       --       --     --

 Total                        $42,578   3.45%    $47,768     3.47%      $2,029     3.64%    $ --     --%

-----------
(1)  FHLB stock has no stated maturity date.




     For information regarding the market value of the Bank's securities portfolios, see Notes 3 and 4 of the Notes to Consolidated Financial Statements contained in the Annual Report.

     Mortgage-backed securities. Security Federal has a portfolio of mortgage-backed securities which it holds in both an available for sale and a held to maturity portfolio. Such mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Under the Bank's risk-based capital requirement, mortgage-backed securities have a risk weight of 20% (or 0% in the case of Government National Mortgage Association ("Ginnie Mae") securities) in contrast to the 50% risk weight carried by residential loans. See "Regulation."

     The Bank had $18.8 million, $16.8 million and $14.5 million of mortgage-backed securities issued by Freddie Mac at March 31, 2004, 2003 and 2002, respectively. The Bank had $91.5 million in mortgage-backed securities issued by Fannie Mae and $47.6 million issued by Ginnie Mae at March 31, 2004, compared to $57.8 million in mortgage-backed securities issued by Fannie Mae and $32.8 million issued by Ginnie Mae at March 31, 2003, and $28.2 million in mortgage-backed securities issued by Fannie Mae and $14.7 million issued by Ginnie Mae at March 31, 2002.

                                       At March 31,
                             ---------------------------------
                               2004         2003        2002
                             --------     --------     -------
                                       (In thousands)
Available for Sale:
Freddie Mac                  $ 18,452     $ 15,810     $13,099
Fannie Mae                     91,494       57,794      28,239
Ginnie Mae                     47,566       32,808      14,667
                             --------     --------     -------
  Total                      $157,512     $106,412     $56,005
                             ========     ========     =======

     The following table sets forth the composition of the mortgage-backed securities held to maturity portfolio at the dates indicated.

                                       At March 31,
                            ------------------------------------
                               2004         2003        2002
                            ----------   ----------   ----------
                            Book Value   Book Value   Book Value
                            ----------   ----------   ----------
                                        (In Thousands)
Held to Maturity:
Freddie Mac                    $350          $941       $1,373
                               ====          ====       ======

     At March 31, 2004, the Company did not have any mortgage-backed securities (exclusive of obligations of agencies of the U.S. Government) issued by any one entity with a total book value in excess of 10% of stockholders equity.

     For information regarding the market values of Security Federal's mortgage-backed securities portfolio, see Notes 3 and 4 of the Notes to Consolidated Financial Statements contained in the Annual Report.

     The following table sets forth the final maturities or initial repricings, whichever occurs first, and the weighted average yields of the mortgage-backed securities at March 31, 2004. Not considered in the preparation of the table below is the effect of scheduled payments or anticipated prepayments. The table is prepared using amortized cost.





                                      The Earliest of Maturing or Repricing                   March 31, 2004
                          -----------------------------------------------------------------   --------------
                             Less Than         1 to 5          5 to 10            Over           Balance
                               1 Year           Years           Years          Ten Years       Outstanding
                          --------------   --------------   --------------   --------------   --------------
                          Amount   Yield   Amount   Yield   Amount   Yield   Amount   Yield   Amount   Yield
                          ------   -----   ------   -----   ------   -----   ------   -----   ------   -----
                                                    (Dollars in Thousands)
Fannie Mae                $ 6,187   3.80%  $40,681    3.80%  $34,007   3.96%  $10,012   4.45% $ 90,887 3.93%
Freddie Mac                    --     --     4,723    4.48     9,321   3.97     4,525   5.04    18,569 4.36
Ginnie Mae                 40,957   3.08     4,517    3.80     1,221   5.97       895   6.65    47,590 3.29
                          -------   ----   -------    ----   -------   ----   -------   ----  -------- ----
Total                     $47,144   3.17%  $49,921    3.86%  $44,549   4.02%  $15,432   4.75% $157,046 3.79%
                          =======   ====   =======    ====   =======   ====   =======   ====  ======== ====




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

     At March 31, 2004, the Bank had no brokered deposits. In addition, the Bank believes that, based on its experience over the past several years, its savings and transaction accounts are stable sources of deposits.

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs for the periods indicated.

                                           At March 31,
                     ---------------------------------------------------------
                           2003                2003                2002
                     -----------------   -----------------   -----------------
                              Percent             Percent             Percent
                     Amount   of Total   Amount   of Total   Amount   of Total
                     ------   --------   ------   --------   ------   --------
                                      (Dollars in Thousands)
Interest Rate Range
-------------------
 for 2004:
 ---------
Savings accounts
 0 % - 1.50%       $ 17,367     4.5%   $ 16,455     4.6%    $ 15,107    4.9%
NOW and other
 transaction
 accounts 0% -
 1.74%               80,739    20.7      82,522    23.0       71,907   23.2
Money market
 funds 1.00% -
 2.03%              158,587    40.7     102,397    28.6       74,075   24.0
                   --------   -----    --------   -----     --------  -----

  Total non-
   certificates    $256,693    65.9%   $201,374    56.2%    $161,089   52.1%
                   ========   =====    ========   =====     ========  =====

Certificates:
-------------
0.00-4.99%         $122,599    31.5%   $144,635    40.3%    $127,068   41.1%
5.00-6.99%           10,301     2.6      12,437     3.5       19,982    6.5
7.00-8.99%               --      --          28      --          899    0.3
                   --------   -----    --------   -----     --------  -----

  Total
   certificates     132,900    34.1     157,100    43.8      147,949   47.9
                   --------   -----    --------   -----     --------  -----

  Total deposits   $389,593   100.0%   $358,474   100.0%    $309,038  100.0%
                   ========   =====    ========   =====     ========  =====

     The Bank relies to a limited extent upon locally obtained Jumbo CDs to maintain its deposit levels. At March 31, 2004, Jumbo CDs constituted 12.1% of the Bank's total deposits. Security Federal has not relied heavily on Jumbo CDs to manage interest rate sensitivity.

     The following table sets forth the deposit flows at the Bank during the periods indicated.

                                          Years Ended March 31,
                                    --------------------------------
                                      2004        2003        2002
                                    --------    --------    --------
                                       (Dollars in Thousands)
Opening balance                     $358,474    $309,038    $257,410
Net deposits                          24,339      41,747      41,645
Interest credited                      6,780       7,689       9,983
                                    --------    --------    --------
Ending balance                       389,593     358,474     309,038
                                    --------    --------    --------
Net increase (decrease)               31,119      49,436    $ 51,628
                                    ========    ========    ========
Percent increase (decrease)              8.7%       16.0%       20.1%
                                    ========    ========    ========

     The following table shows rate and maturity information for the Bank's certificates of deposit as of March 31, 2004.

                Less than   2.00-   3.00-   4.00-   5.00-   6.00-
                  2.00%     2.99%   3.99%   4.99%   5.99%   6.99%    Total
                ---------   -----   -----   -----   -----   -----   -------
                                        (In Thousands)
Certificate
 accounts
 maturing in
 quarter ending:
June 30, 2004    $30,289  $  3,945   $ 454  $  105   $   97  $ --  $ 34,890
September 30,
 2004             30,583     3,446     983     663       76    --    35,751
December 31,
 2004             10,076     1,306     727      12       35    --    12,156
March 31, 2005     4,771     1,540     155     259       26    84     6,835
June 30, 2005      1,816     2,106      35     466        1     3     4,427
September 30,
 2005              1,061     1,755     410     189       14    --     3,429
December 31,
 2005                616       272     325      65        8    --     1,286
March 31, 2006       200        95      98      27      184    --       604
June 30, 2006         29       300      --     367       --    --       696
September 30,
 2006                 --     9,510     143     353       18    --    10,024
December 31,
 2006                 --        39     112   1,573       --    --     1,724
Thereafter             -     1,196   4,962   5,165    9,755    --    21,078
                 -------   -------  ------  ------  -------  ----  --------
  Total          $79,441   $25,510  $8,404  $9,244  $10,214  $ 87  $132,900
                 =======   =======  ======  ======  =======  ====  ========

     The following table indicates the amount of the Bank's deposits of $100,000 or more by time remaining until maturity at March 31, 2004.

                                                          Savings, NOW and
                              Certificates of Deposit   Money Market Accounts
                              -----------------------   ---------------------
                                               (In Thousands)
Maturity Period
---------------
Three months or less                   $ 9,803                 $125,752
Over three through six months           14,513                       -
Over six through twelve months           7,015                        -
Over twelve months                      15,711                        -
                                       -------                 --------
  Total                                $47,042                 $125,752
                                       =======                 ========

Borrowings
----------

     As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. See Note 7 of the Notes to Consolidated Financial Statements contained in the Annual Report for disclosure regarding the maturities and rate structure of the Bank's FHLB advances. Federal law contains certain collateral requirements for FHLB advances. See "Regulation - Federal Regulation of Savings Associations - Federal Home Loan Bank System."

     At March 31, 2004, the Bank had $5.5 million in retail repurchase agreements with an average rate of 0.93%. These repurchase agreements are included in "Other Borrowings" in the consolidated financial statements and the following table.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings at the dates indicated.

                                               Years Ended March 31,
                                          -------------------------------
                                            2004        2003       2002
                                          --------    --------   --------
                                                    (In Thousands)

Maximum Balance:
FHLB advances                             $103,886     $57,472    $43,058
Other borrowings                             6,213       6,735      6,169

Average Balance:
FHLB advances                             $ 72,995     $42,123    $35,351
Other borrowings                             5,361       5,663      4,187

     The following table sets forth information as to the Bank's borrowings and the weighted average interest rates thereon at the dates indicated.

                                               Years Ended March 31,
                                          -------------------------------
                                            2004        2003       2002
                                          --------    --------   --------
                                               (Dollars in Thousands)

Balance:
FHLB advances                              $96,336     $49,772    $33,108
Other borrowings                             5,477       4,193      6,169

Weighted Average Interest Rate:
At Fiscal Year End:
FHLB advances                                 3.59%       4.50%      6.09%
Other borrowings                              0.93        1.17       1.73

During Fiscal Year:
FHLB advances                                 3.87%       5.31%      5.98%
Other borrowings                              0.97        1.57       2.75

Competition
-----------

     The Bank serves the counties of Aiken and Lexington, South Carolina through its eleven branch offices located in Aiken, Denmark, North Augusta, Graniteville, Langley, Clearwater, Wagener, and West Columbia, South Carolina. On October 21, 1993, the Bank expanded its market area through the acquisition of four branch offices of NationsBank of South Carolina, N.A. The branches are located in Langley, Graniteville, Clearwater and Wagener, Aiken County, South Carolina. In December 2000, the Bank opened its West Columbia office and in August 2003, opened a branch in Lexington, South Carolina.

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

                                  REGULATION

General
-------

     The Bank, as a federally-chartered savings institution, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations. The Bank also is subject to regulation and examination by the Federal Deposit Insurance Corporation ("FDIC"), which insures the deposits of the Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally-chartered savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and these institutions are prohibited from engaging in any activities not permitted by the laws and regulations. This regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

     The OTS regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that it may find in the Bank's operations. The FDIC also has the authority to examine the Bank in its roles as the administrator of the Savings Association Insurance Fund ("SAIF"). The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters such as the ownership of savings accounts and the form and content of the Bank's mortgage requirements. Any change in these regulations, whether by the FDIC, the OTS or Congress, could have a material adverse impact on the Company, the Bank and their operations.

Federal Regulation of Savings Institutions
------------------------------------------

     Office of Thrift Supervision. The OTS has extensive authority over the operations of savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings institutions are subject to a semi-annual assessment, based upon the institution's total assets, to fund the operations of the OTS. The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

     In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by these laws. For example, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings institutions are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

     All savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the fiscal year ended March 31, 2004 was $99,000.

     Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta. At March 31, 2004, the Bank had $4.8 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past two fiscal years such dividends have averaged 3.56% and were 4.28% for the fiscal year ended March 31, 2004.

     Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally-insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance
funds: the Bank Insurance Fund ("BIF") and the SAIF.   The Bank is a member of
the SAIF, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and this insurance is backed by the full faith and credit of the United States government.

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

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1, or core capital, to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. The FDIC makes risk classifications of all insured institutions for each semi-annual assessment period.

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

     Since January 1, 1997, the premium schedule for BIF and SAIF insured institutions has ranged from 0 to 27 basis points. However, SAIF- and BIF-insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s equal to approximately 1.50 points for each $100 in domestic deposits annually. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature.

     Under the Federal Deposit Insurance Act ("FDIA"), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Prompt Corrective Action. The OTS is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized."

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

     At March 31, 2004, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

     Qualified Thrift Lender Test. All savings institutions, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill and
(iii) the value of property used to conduct business in certain "qualified thrift investments" in at least nine out of each 12 month period on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 2004, the Bank met the test and its QTL percentage was 95%.

     Any savings institution that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an institution does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is subject to national bank limits for payment of dividends. If such institution has not requalified or converted to a national bank within three years after the failure to meet the QTL test, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any institution that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See " -Savings and Loan Holding Company Regulations."

     Capital Requirements. Federally-insured savings institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At March 31, 2004, the Bank had tangible capital of $32.1 million, or 6.1% of adjusted total assets, which is approximately $21.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At March 31, 2004, the Bank did not have any core deposit intangible or servicing assets.

     The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At March 31, 2004, the Bank had core capital equal to $32.1 million, or 6.1% of adjusted total assets, which is $11.0 million above the minimum leverage ratio requirement of 4% as in effect on that date.

     The OTS also requires savings institutions to have core capital equal to 4% of risk-weighted assets ("Tier 1 risk-based"). At March 31, 2004, the Bank had Tier 1 risk-based capital of $32.1 million or 11.8% of risk-weighted assets, which is approximately $21.2 million above the minimum on that date. The OTS risk-based requirement requires savings institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to- four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

     On March 31, 2004, the Bank had total risk-based capital of approximately $35.5 million, including $32.1 million in core capital and $3.4 million in qualifying supplementary capital, and risk-weighted assets of $272.9 million, or total capital of 13.0% of risk-weighted assets. This amount was $13.7 million above the 8% requirement in effect on that date.

     The OTS and the FDIC are authorized and, under certain circumstances, required to take certain actions against savings institutions that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association", which is an institution with less than either a 4.0% core capital ratio, a 4.0% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such institution must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions. As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized institution must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

     Any savings institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a risk-based capital ratio of less than 6.0% and is considered "significantly undercapitalized" will be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution that becomes "critically undercapitalized" because it has a tangible capital ratio of 2.0% or less is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, the OTS must appoint a receiver, or conservator with the concurrence of the FDIC, for a savings institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

     The OTS is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on its operations and profitability.

     Limitations on Capital Distributions. The OTS imposes various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. The OTS also prohibits a savings institution from declaring or paying any dividends or from repurchasing any of its stock if, as a result of such action, the regulatory capital of the institution would be reduced below the amount required to be maintained for the liquidation account established in connection with the institution's mutual to stock conversion.

     The Bank may make a capital distribution without OTS approval provided that the Bank notify the OTS 30 days before it declares the capital distribution and that the following requirements are met: (i) the Bank has a regulatory rating in one of the two top examination categories; (ii) the Bank is not of supervisory concern, and will remain adequately or well capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution; and (iii) the distribution does not exceed the Bank's net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If the Bank does not meet these stated requirements, it must obtain the prior approval of the OTS before declaring any proposed distributions.

     If the Bank's capital falls below its regulatory requirements or the OTS notifies it that it is in need of more than normal supervision, the Bank's ability to make capital distributions will be restricted. In addition, no distribution will be made if OTS notifies the Bank that a proposed capital distribution would constitute an unsafe and unsound practice, which would otherwise be permitted by the regulation.

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At March 31, 2004, the Bank's limit on loans to one borrower was $5.3 million. At March 31, 2004, the Bank's largest single loan to one borrower was $4.5 million, which was performing according to its original terms.

     Activities of Associations and Their Subsidiaries. When a savings institution establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the institution controls, the savings institution must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings institutions also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

     The OTS may determine that the continuation by a savings institution of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the institution or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings institution to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

     Transactions with Affiliates. Savings institutions must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings institution were a Federal Reserve member bank. Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case by case basis.

     On April 1, 2003, the Federal Reserve's Regulation W, which comprehensively amends sections 23A and 23B of the Federal Reserve Act, became effective. The Federal Reserve Act and Regulation W are applicable to savings institutions such as the Bank. The Regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate) and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Financial Services Modernization Act of 1999.

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

     Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for Community Reinvestment Act compliance and received a rating of satisfactory in its latest examination.

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

     Environmental Issues Associated with Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), a federal statute, generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste. However, Congress asked to protect secured creditors by providing that the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this "secured creditor exemption" has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.

     To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Savings and Loan Holding Company Regulations
--------------------------------------------

     General. The Company is a unitary savings and loan holding company subject to regulatory oversight of the OTS. Accordingly, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution.

New Legislation
---------------

     Financial Services Modernization Act. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("Act") was signed into law. The purpose of this legislation was to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

     * repealed the historical restrictions and eliminated many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

     * provided a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

     * broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

     * provided an enhanced framework for protecting the privacy of consumer information; and

     * addressed a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

     Acquisitions. Federal law and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings institution or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

     Activities. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings institution as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company and the activities of the Bank and any other subsidiaries (other than the Bank or any other SAIF-insured savings institution) would generally become subject to additional restrictions. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. Federal law provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

     The USA Patriot Act. In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions.

     Among other requirements, Title III of the USA Patriot Act imposes the following requirements:

     * Financial institutions must establish anti-money laundering programs that include (i) internal policies, procedures and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs and
           (iv) an independent audit function to test the anti-money laundering program.

     * Financial institutions must implement a risk-based customer identification program in connection with opening new accounts. The program must contain requirements for identity verification, record-keeping, comparison of information to government-maintained lists and notice to customers.

     * Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives must establish appropriate, specific and, where necessary, enhanced due diligence policies, procedures and controls designed to detect and report money laundering.

     * Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks that do not have a physical presence in any country and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

     * Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

     Our policies and procedures have been updated to reflect the requirements of the USA Patriot Act. No significant changes in our business or customer practices were required as a result of the implementation of these requirements.

     Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with the recent accounting scandals at Enron and WorldCom. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934.

     The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and related rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

     The Sarbanes-Oxley Act addresses, among other matters:

     *     audit committees;

     * certification of financial statements by the chief executive officer and the chief financial officer;

     * the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

     * a prohibition on insider trading during pension fund black out periods;

     *     disclosure of off-balance sheet transactions;

     *     a prohibition on personal loans to directors and officers;

     *     expedited filing requirements for Form 4s;

     * disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

     *     "real time" filing of periodic reports;

     *     the formation of a public company accounting oversight board;

     *     auditor independence; and

     * various increased criminal penalties for violations of securities laws.

     Qualified Thrift Lender Test. If the Bank fails the QTL test, within one year the Company must register as, and will become subject to, the significant activity restrictions applicable to bank holding companies. See " -Federal Regulation of Savings Institutions - Qualified Thrift Lender Test" for information regarding the Bank's QTL test.

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

     The Company's income tax returns have not been audited by federal or state authorities within the last five years. For additional information regarding income taxes, see Note 10 of the Notes to Consolidated Financial Statements contained in the Annual Report.

Item 2.  Properties
         ----------

     At March 31, 2004, Security Federal owned the buildings and land for its main office, five of its branch offices, including the operations center, leased the land and owned the improvements thereon for one of its offices, and leased the remaining five offices. The property related to the offices owned by Security Federal had a depreciated cost (including land) of approximately $3.8 million at March 31, 2004. At March 31, 2004, the aggregate net book value of leasehold improvements (excluding furniture and equipment) associated with leased premises was $1.2 million. See Note 6 of the Notes to Consolidated Financial Statements contained in the Annual Report.

     The following table sets forth the net book value of the offices owned (including land) and leasehold improvements on properties leased by Security Federal at March 31, 2004.

                                                   Date
                                       Lease     Facility   Gross
                           Owned or  Expiration   Opened/   Square   Net Book
Location                    Leased      Date     Acquired   Footage   Value
------------------------   --------  ----------  ---------  -------  --------

Main Office:

 1705 Whiskey Road S.
 Aiken, South Carolina      Owned      N/A        1980     10,000    $306,000

Full Service Branch Offices

 100 Laurens Street, N.W.
 Aiken, South Carolina      Leased     2013       1959      4,500       7,700

 313 East Martintowne Road
 North Augusta,
 South Carolina            Owned(1)    N/A        1973      4,356     626,000

 1665 Richland Avenue, W.
 Aiken, South Carolina       Owned     N/A        1984      1,942     212,000

 Montgomery & Canal Streets
 Masonic Shopping Center
 Graniteville,
 South Carolina             Leased     2007      1993(2)    3,576    $348,000

 2812 Augusta Road
 Langley, South Carolina     Owned     N/A       1993(2)    2,509     136,000

 Highway 125 and Highways
 1 and 78
 Midland Valley
 Shopping Center
 Clearwater,
 South Carolina             Leased     2003      1993(2)    2,287      84,000

 118 Main Street North
 Wagener, South Carolina     Owned     N/A       1993(2)    3,600     224,000

 Wal-Mart Superstore
 2035 Whiskey Road
 Aiken, South Carolina      Leased     2001       1996        517     100,000

                                                   Date
                                       Lease     Facility   Gross
                           Owned or  Expiration   Opened/   Square   Net Book
Location                    Leased      Date     Acquired   Footage   Value
------------------------   --------  ----------  ---------  -------  --------

 1185 Sunset Boulevard
 West Columbia,
 South Carolina             Leased     2015       2000     10,000     625,000

 5446 Sunset Boulevard
 Lexington,
 South Carolina (3)        Owned(4)    N/A        2003      9,200   1,472,000

Operations Center:

 871 East Pine Log Road
 Aiken, South Carolina       Owned     N/A        1988     10,000     860,000

---------------
(1)  Security Federal has a lease with options through 2063.
(2)  Represents acquisition date.
(3)  Opened in August 2003.
(4) Security Federal has a lease on the land for this office which expires in 2018, but has options through 2063.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2004.

                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         ------------------------------------------------------------------
         and Issuer Purchases of Equity Securities
         -----------------------------------------

     The information contained in the section captioned "Shareholders Information - Price Range of Common Stock" and " -Dividends" in the Annual Report is incorporated herein by reference.

     Stock Repurchases. The Company did not repurchase any shares of its outstanding Common Stock during the fourth quarter of the year ended March 31, 2004. In addition, the Company has no publicly-announced plans to repurchase its common stock.

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

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         Independent Auditors' Report*
         Consolidated Balance Sheets, March 31, 2004 and 2003*
         Consolidated Statements of Income For the Years Ended March 31, 2004, 2003 and 2002*
         Consolidated Statements of Changes in Shareholders' Equity For the Years Ended March 31, 2004, 2003 and 2002*
         Consolidated Statements of Cash Flows For the Years Ended March 31, 2004, 2003 and 2002*
         Notes to Consolidated Financial Statements*
         Quarterly Financial Data (unaudited)*
         * Contained in the Annual Report filed as an exhibit hereto and incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------


         None.

Item 9A.  Controls and Procedures
          -----------------------

          (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report. The

Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         (b) Changes in Internal Controls: In the year ended March 31, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

     Audit Committee Financial Expert. The Audit Committee of the Company is composed of Directors Harry O. Weeks (Chairperson), Clyburn and Moore. Each member of the Audit Committee is "independent" as defined in the Nasdaq Stock Market listing standards. The Board of Directors has determined there is no "audit committee financial expert" as defined by the Securities and Exchange Commission ("SEC"). The Board believes that the current members of the Audit Committee are qualified to serve based on their collective experience and background. Each member of the Audit Committee is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A promulgated under the Exchange Act.

     Code of Ethics. The Board of Directors adopted a Code of Ethics for the Company's officers (including its senior financial officers), directors, and employees. The Code is applicable to the Company's principal executive officer and senior financial officers, and requires individuals to maintain the highest standards of professional conduct. A copy of the Code of Ethics is available upon request from the Company. Requests should be made to:
Secretary, Security Federal Corporation, P.O. Box 810, Aiken, South Carolina 29802.

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

     Equity Compensation Plan Information. The information contained in the section captioned "Proposal II- Approval of 2004 Stock Option Plan" in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

     The information contained in the section captioned "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
         ----------------------------------------

     The information contained under the section captioned "Independent Auditors" is included in the Company's Proxy Statement and is incorporated herein by reference.

                                   PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------

         (a) 1.  Financial Statements.
                 --------------------

                 For a list of the financial statements filed as part of this report see Part II - Item 8.

             2.  Financial Statement Schedules.
                 -----------------------------

                 All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report filed as an exhibit hereto.

             3.  Exhibits:
                 --------

                 3.1   Articles of Incorporation, as amended (1)
                 3.2   Bylaws (2)
                 4     Instruments defining the rights of security holders,
                       including indentures (3)
                 10    Executive Compensation Plans and Arrangements:
                       Salary Continuation Agreements (4)
                       Amendment One to Salary Continuation Agreements (5)
                       1999 Stock Option Plan (2)
                       1987 Stock Option Plan (4)
                       2002 Stock Option Plan (6)
                       Incentive Compensation Plan (4)
                 13    Annual Report to Stockholders
                 21    Subsidiaries of Registrant
                 23    Consent of Elliott Davis, LLC
                 31.1  Certification of Chief Executive Officer Pursuant to
                       Section 302 of the Sarbanes-Oxley Act
                 31.2  Certification of Chief Financial Officer Pursuant to
                       Section 302 of the Sarbanes-Oxley Act
                 32    Certification of Chief Executive Officer and Chief
                       Financial Officer Pursuant to Section 906 of the
                       Sarbanes-Oxley Act

                 ----------------
                 (1) Filed on June 26, 1998, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
                 (2) Filed on March 2, 2000, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference.
                 (3) Filed on August 12, 1987, as an exhibit to the Company's Registration Statement on Form 8-A and incorporated herein by reference.
                 (4) Filed on June 28, 1993, as an exhibit to the Company's Annual Report on Form 10-KSB and incorporated herein by reference.
                 (5) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.
                 (6) Filed on June 19, 2002, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.

             (b) Reports on Form 8-K.

                 During the three months ended March 31, 2004, the Company filed three Current Reports on Form 8-K on the following dates:

                 1. January 12, 2004 to report the appointment of J. Chris Verenes, President of the Company's financial institution subsidiary, Security Federal Bank, and its subsidiaries Security Federal Trust, Inc., Security Federal Investments, Inc. and Security Federal Insurance, Inc.

                 2. January 23, 2004 to report earnings for the quarter ended December 31, 2003.

                 3. February 19, 2004 to report the sale of its Denmark, South Carolina branch office to South Carolina Bank and Trust, N. A. of Orangeburg, South Carolina.

                                  SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SECURITY FEDERAL CORPORATION

Date:  June 24, 2004             By: /s/ Timothy W. Simmons
                                     -------------------------------------
                                     Timothy W. Simmons
                                     President, Chief Executive Officer
                                     and Director
                                     (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Timothy W. Simmons                                  June 24, 2004
     --------------------------------------
     Timothy W. Simmons
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

By:  /s/ Roy G. Lindburg                                     June 24, 2004
     --------------------------------------
     Roy G. Lindburg
     Treasurer and Chief  Financial Officer
     (Principal Financial and Accounting Officer)

By:  /s/ T. Clifton Weeks                                    June 24, 2004
     --------------------------------------
     T. Clifton Weeks
     Chairman of the Board and Director

By:  /s/ J. Chris Verenes                                    June 24, 2004
     --------------------------------------
      J. Chris Verenes
      President of the Bank and Director of
      the Company and the Bank

By:  /s/ Gasper L. Toole III                                 June 24, 2004
     --------------------------------------
     Gasper L. Toole III
     Director

By:                                                          June __, 2004
     --------------------------------------
     Harry O. Weeks Jr.
     Director

By:  /s/ Robert E. Alexander                                 June 24, 2004
     --------------------------------------
     Robert E. Alexander
     Director

By:                                                          June __, 2004
     --------------------------------------
     Thomas L. Moore
     Director

By:                                                          June __, 2004
     --------------------------------------
     William Clyburn
     Director

                               INDEX TO EXHIBITS

Exhibit Number
--------------

     13         Annual Report to Stockholders

     21         Subsidiaries of the Registrant

     23         Consent of Elliott Davis, LLC

     31.1 Certification of Chief Executive Officer of Security Federal Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer of Security Federal Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32 Certification of Chief Executive Officer and Chief Financial Officer of Security Federal Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act

                                   Exhibit 13

                        Annual Report to Stockholders

                                                               Annual Report


March 31st, 2004
































                                                               Security
                                                               Federal
                                                               Corporation

CONTENTS

Letter to Shareholders                                        3

Financial Highlights                                         4-6

Selected Consolidated Financial and Other Data                7

Management's Discussion and Analysis
  of Financial Condition and Results of Operations            8

Report of Elliott Davis, LLC, Independent Auditors           23

Consolidated Balance Sheets                                  24

Consolidated Statements of Income                            25

Consolidated Statements of Shareholders' Equity              26
  & Comprehensive Income

Consolidated Statements of Cash Flows                      27-28

Notes to Consolidated Financial Statements                 29-49

Shareholders Information                                   50-51

Security Federal Bank Board of Directors                   52-54
  & Management Team

Security Federal Bank's Financial Service Subsidiaries       55





BUILDING COMMUNITY

In addition to meeting and exceeding many of its financial goals for the fiscal year ending 2004, Security Federal Corporation achieved several objectives designed to further enhance its customer base and promote solid growth.

In September, the bank celebrated the grand opening of a new banking branch in Lexington, South Carolina that further expands our service reach to customers in the greater Columbia area. In January, the Board of Directors appointed J. Chris Verenes as President of Security Federal Bank and its subsidiaries - with a strong background in finance, accounting, strategic planning, business development, marketing and government affairs, Chris has already proven to be a positive addition to the leadership team.

In an effort to better serve customers and keep pace with new banking trends, the bank updated its website to support online transaction services including money transfer, bill paying, account access and check viewing. Now customers can access their accounts 24 hours a day, seven days a week. Lastly, the popular Looney Tunes Savings Club was expanded to serve over 4700 elementary and middle school students in 17 schools. Created to teach fiscal skills and promote financial responsibility, it has also been an excellent vehicle for introducing services to families in our banking communities.

For over 80 years Security Federal's tradition of providing exceptional customer service continues to be a strong and prosperous business strategy.

Fellow Shareholders:


Building our continued commitment to put customers first we are pleased to report that Security Federal Corporation achieved record earnings for the seventh consecutive year.


Security Federal Corporation announced earnings totaling $4.3 million or $1.70 per share (basic) for the year ending March 31, 2004 compared to $3.2 million or $1.29 per share (basic) for the year ending March 31, 2003, an increase in earnings of 32%. A portion of the increase in earnings was the result of the sale of the Denmark, SC branch, which increased net income after tax and contingencies by approximately $820,000. Excluding the gain from the branch sale, which occurred in February 2004, earnings were a record $3.4 million $1.37 per share (basic) for they year ending March 31, 2004, an increase of 6.6%. Total assets increased 19% to $528.0 million, net loans receivable increased 6.9% to $259.9 million, and deposits increased 8.7% to $389.6 million at March 31, 2004 compared to March 31, 2003.


Putting customers first, building on solid business basics and honoring a tradition of personal accountability have once again produced a prosperous year. Thank you for your being a part of our continued success.


Sincerely,                    Sincerely,


/s/T. Clifton Weeks           /s/Timothy W. Simmons
T. Clifton Weeks              Timothy W. Simmons
Chairman                      President & Chief Executive Officer

                             FINANCIAL HIGHLIGHTS

                                                       Years Ended March 31,

                                                        2004          2003

  Net Income                                       $4,263,163     $3,231,161


  Earnings Per Share - Basic                             1.70           1.29


  Book Value Per Share                                  13.30          11.98


  Total Interest Income                            23,011,005     23,659,833


  Total Interest Expense                           9,606,100      10,016,264


  Net Interest Income Before Provision
     For Loan Losses                               13,404,905     13,643,569


  Provision For Loan Losses                         1,200,000      1,800,000


  Net Income After Provision For Loan Losses       12,204,905     11,843,569


  Net Interest Margin                                   2.84%           3.46%


  Total Loans Originated                          228,263,000    208,506,000


  Adjustable Rate Loans As A Percentage Of
     Total Gross Loans                                  52.1%           50.7%

                            FINANCIAL HIGHLIGHTS


                                      2004    2003    2002    2001    2000
                                     ------  ------  ------  ------  ------
Net Income (In Thousands)            $4,263  $3,231  $2,510  $2,127  $2,021



                                      2004    2003    2002    2001    2000
                                     ------  ------  ------  ------  ------
Total Assets (In Millions)           $  528  $  445  $  376  $  331  $  305




                                      2004    2003    2002    2001    2000
                                     ------  ------  ------  ------  ------
Return on Equity                     13.67%  11.37%   9.97%   9.98%  10.41%




Allowance for Loan Losses (1)         2004    2003    2002    2001    2000
                                     ------  ------  ------  ------  ------
                                      2.17%   1.98%   1.55%   1.19%   1.09%

(1) Allowance for losses as a percentage of total loans.

                            FINANCIAL HIGHLIGHTS




                                      2004    2003    2002    2001    2000
                                     ------  ------  ------  ------  ------
Book Value Per Share                 $13.30  $11.98  $10.18  $ 9.43  $ 7.89




                                      2004    2003    2002    2001    2000
                                     ------  ------  ------  ------  ------
Earnings Per Share - Basic           $ 1.70  $ 1.29  $ 1.00  $ 0.85  $ 0.80




Security Federal Corporation Stock Prices

3/2004  9/2003  3/2003  9/2002  3/2002  9/2001  3/2001  9/2000  3/2000  9/1999  3/1999  9/1998  3/1998
------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
 21.00   24.50   20.26   22.33   21.67   21.00   20.00   18.33   18.00   17.17   15.00   8.33    7.33




9/1997  3/1997  9/1996  3/1996  9/1995  3/1995  9/1994  3/1994  9/1993  3/1993  9/1992  3/1992  9/1991
------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
 7.33    5.17    4.83    4.54    4.13    3.65    3.53    3.37    2.83    2.75    2.59    2.54    2.46




3/1991  9/1990  3/1990  9/1989  3/1989  9/1988  3/1988  10/1987
------  ------  ------  ------  ------  ------  ------  -------
 2.46    2.52    2.40    1.89    1.83    1.42    1.75    1.67



                  SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Selected Consolidated Financial and Other Data


                                  At Or For The Year Ended March 31,
                         ----------------------------------------------------
                           2004       2003       2002       2001       2000
                         --------   --------   --------   --------   --------
Balance Sheet Data           (Dollars In Thousands, Except Per Share Data)
-----------------------
Total Assets             $528,005   $444,904   $376,320   $330,642   $304,802
Cash And Cash
 Equivalents                6,749      8,239     11,528     12,616      7,417
Investment And Mortgage-
 Backed Securities        245,715    182,117    118,898     74,405     91,531
Total Loans Receivable,
 Net (1)                  259,895    243,156    234,319    230,997    193,001
Deposits                  389,593    358,474    309,038    257,410    228,823
Advances From Federal
 Home Loan Bank            96,336     49,772     33,108     42,704     50,611
Total Shareholders'
 Equity                    33,472     30,040     25,401     23,500     19,759

Income Data
-----------------------
Total Interest Income      23,011     23,660     24,632     24,153     19,805
Total Interest Expense      9,606     10,016     12,211     13,871     10,378
                         --------   --------   --------   --------   --------
Net Interest Income        13,405     13,644     12,421     10,282      9,427
Provision For Loan Losses   1,200      1,800      1,525        925        750
                         --------   --------   --------   --------   --------
Net Interest Income
 After Provision For
 Loan Losses               12,205     11,844     10,896      9,357      8,677
Other Income                5,235      3,811      3,465      2,739      2,296
General And
 Administrative Expense    10,725     10,483     10,337      8,851      7,845
Income Taxes                2,452      1,941      1,514      1,118      1,107
                         --------   --------   --------   --------   --------
Net Income               $  4,263   $  3,231   $  2,510   $  2,127   $  2,021
                         ========   ========   ========   ========   ========

Per Common Share Data
-----------------------
Net Income Per Common
 Share (Basic)           $   1.70   $   1.29   $   1.00   $   0.85   $   0.80
                         ========   ========   ========   ========   ========
Cash Dividends Declared  $   0.08   $ 0.0602   $ 0.0536   $ 0.0536   $ 0.0536
                         ========   ========   ========   ========   ========

Other Data
-----------------------
Interest Rate Spread
 Information:
  Average During Period      2.66%      3.19%      3.42%      3.00%      3.19%
  End Of Period              2.59%      3.00%      3.48%      3.11%      2.90%
Net Interest Margin (Net
 Interest Income/Average
 Earning Assets)             2.84%      3.46%      3.73%      3.38%      3.54%
Average Interest-Earning
 Assets To Average
 Interest-Bearing
 Liabilities               109.05%    110.47%    108.80%    108.39%    109.11%
Equity To Total Assets       6.34%      6.75%      6.75%      7.11%      6.48%
Non-Performing Assets
 To Total Assets (2)         0.40%      0.27%      0.40%      0.11%      0.40%
Return On Assets (Ratio
 Of Net Income To Average
 Total Assets)               0.87%      0.79%      0.71%      0.66%      0.72%
Return On Equity (Ratio
 Of Net Income To Average
 Equity)                    13.67%     11.37%      9.97%      9.98%     10.41%
Equity To Assets Ratio
 (Ratio Of Average Equity
 To Average Total Assets)    6.36%      6.90%      7.14%      6.62%      6.93%
Dividend Pay-Out Ratio
 On Common Shares            4.75%      4.67%      5.31%      6.31%      6.70%
Number Of Full-Service
 Offices                       11         11         11         11         10

(1)   INCLUDES LOANS HELD FOR SALE.
(2)   NON-PERFORMING ASSETS CONSIST OF NON-ACCRUAL LOANS AND REPOSSESSED
      ASSETS.

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

General

The following discussion is presented to provide the reader with an understanding of the financial condition and results of operations of Security Federal Corporation and its subsidiaries. The investment and other activities of the parent company, Security Federal Corporation (the "Company"), have had no significant impact on the results of operations for the periods presented in the financial statements. The information presented in the following discussion of financial results is indicative of the activities of Security Federal Bank (the "Bank"), a wholly owned subsidiary of the Company. The Bank is a federally chartered thrift that was founded in 1922. The Bank also has three wholly owned subsidiaries, Security Federal Insurance Inc., Security Federal Investments Inc., and Security Federal Trust Inc. that were formed in the fiscal year ended March 31, 2002. Unless the context indicates otherwise, references to the Company shall include the Bank and its subsidiaries.

The principal business of the Bank is accepting deposits from the general public and originating consumer and commercial business loans as well as mortgage loans that enable borrowers to purchase or refinance one to four family residential real estate. The Bank also originates construction loans on single-family residences, multi-family dwellings and projects, and commercial real estate, as well as loans for the acquisition, development and construction of residential subdivisions and commercial projects.

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

Critical Accounting Policies

The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in Note 1 of the Notes to the Consolidated Financial Statements.

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

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

Critical Accounting Policies, Continued

Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy because of the significant degree of management judgement involved in determining the amount of allowance for loan losses. The Company has developed policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. Refer to the discussion under the section entitled "Financial Condition" and "The Provision for Loan Losses" section in the "Comparison of the Years Ended March 31, 2004 and 2003" herein for a further discussion of the Company's estimation process and methodology related to the allowance for loan losses.

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

At March 31, 2004, the negative mismatch of interest-earning assets repricing or maturing within one year with interest-bearing liabilities repricing or maturing within one year was $87.0 million or 16.5% of total assets compared to $52.8 million or 11.9% at March 31, 2003. The increase in the negative gap was attributable to an overall 12.9% increase in interest-bearing liabilities repricing within one year compared to a smaller increase of 2.1% in financial assets repricing within one year. The increase in interest-bearing liabilities increasing within one year occurred as a result of increases in money market, savings, and interest -bearing checking accounts totaling $55.3 million. These accounts are assumed to reprice within one year, where in actuality, they may not entirely be that interest rate sensitive. Many financial institutions use decay rates that spread those accounts out over several interest rate time periods. Financial assets repricing within one year had only a modest increase as a result of a rise in short-term treasury rates which lengthened the anticipated call dates on the Company's callable investments. For more information on the Bank's repricing position at March 31, 2004, see the tables on pages 11 and 12.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

Asset and Liability Management, Continued

During the past year, the Bank originated, for investment purposes, approximately $47.3 million in adjustable rate residential real estate loans, which are held for investment and not sold. The Bank's loan portfolio included $130.4 million of adjustable rate consumer loans, commercial loans, and mortgage loans or, approximately 52.1% of total gross loans at March 31, 2004. The Bank also originated a total of $121.9 million in consumer and commercial loans, which are usually short term in nature. During fiscal 2004, 93.5% of total new loan originations on loans held for investment were comprised of consumer, commercial, and adjustable rate mortgage loans ("ARMs") compared to 92.7% of originations of loans held for investment in fiscal 2003. The Bank's portfolio of consumer and commercial loans was $166.8 million at March 31, 2004, $153.6 million at March 31, 2003, and $147.2 million at March 31, 2002.
Consumer and commercial loans combined were 59.9% of total loans at March 31, 2004, 59.7% at March 31, 2003, and 59.0% at March 31, 2002.

The Bank originated $11.8 million, $10.5 million, and $9.1 million in fixed rate residential loans, most of which were residential lot loans with terms of two to five years, in fiscal 2004, 2003, and 2002, respectively. At March 31, 2004, these fixed rate residential lot loans, including construction loans with terms of one year or less, amounted to $32.5 million or 11.7% of the total loan portfolio compared to $32.7 million or 12.7% at the end of the previous fiscal year. At March 31, 2003, the Bank held approximately $11.4 million in longer term fixed rate residential mortgage loans. These loans, which amounted to 4.1% of the total loan portfolio, had converted from ARM loans to fixed rate loans during the previous 24 months. These fixed rate loans have remaining maturities ranging from 10 to 29 years. The Bank has approximately $16.4 million remaining in convertible ARM loans that could
convert to fixed rate loans over the next 36 months.   On new originations,
the Bank sells virtually all of its 15 and 30 year fixed rate mortgage loans at origination. In fiscal 2001, the Bank decided to no longer service loans for the Federal Home Loan Mortgage Corporation ("Freddie Mac") or other institutional investors, because of the fixed cost of servicing those loans, while the income stream generated by that portfolio was decreasing as a result of prepayments. Thus, during fiscal 2004, 2003, and 2002, the Bank sold its new fixed rate residential loan originations exclusively on a service-released basis. Fixed rate residential loans sold to Freddie Mac and other institutional investors, on a service-released basis, totaled $63.5 million in fiscal 2004, $80.3 million in fiscal 2003, and $84.5 million in fiscal 2002.

Certificates of deposit of $100,000 or more "Jumbo Certificates" are normally considered to be interest rate sensitive because of their relatively short maturities. Many financial institutions have used Jumbo Certificates to manage interest rate sensitivity and liquidity. The Bank has not relied on Jumbo Certificates for liquidity or asset liability management. As of March 31, 2004, the Bank had $47.0 million outstanding in Jumbo Certificates compared to $44.4 million at March 31, 2003. The Bank has no brokered deposits.

The following table sets forth the maturity schedule of certificates of deposit with balances of $100,000 or greater at March 31, 2004.

                                       At March 31, 2004
                                        (In thousands)
               Within 3 Months             $   9,803
               After 3, Within 6 Months       14,513
               After 6, Within 12 Months       7,015
               After 12 Months                15,711
                                           ---------
                                           $  47,042
                                           =========

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


                                                         At March 31
                                                    ----------------------
                                                      2004          2003
                                                    --------      --------
                                                    (Dollars in Thousands)

Loans (1)                                           $146,932      $143,398
Mortgage-Backed Securities:
  Held To Maturity                                       103           187
  Available For Sale                                  68,421        56,054
Investment Securities:
  Held To Maturity                                    25,974        16,159
  Available For Sale                                  16,900        37,116
Other Interest-Earning Assets                            303           339
                                                    --------      --------
Total Interest Rate Sensitive Assets
 Repricing Within 1 Year                            $258,633      $253,253
                                                    --------      --------

Deposits                                             321,785       295,145
FHLB Advances And Other Borrowed Money                23,813        10,893
                                                    --------      --------
Total Interest Rate Sensitive Liabilities
 Repricing Within 1 Year                            $345,598      $306,038
                                                    --------      --------

Gap                                                 $(86,965)     $(52,785)
                                                    ========      ========

Interest Rate Sensitive Assets/Interest Rate
 Sensitive Liabilities                                 74.84%        82.75%
Gap As A Percent Of Total Assets                       (16.5)%       (11.9)%

(1)   LOANS ARE NET OF UNDISBURSED FUNDS AND LOANS IN PROCESS.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


Asset and Liability Management, Continued

The following table sets forth the interest sensitivity of the Bank's assets and liabilities at March 31, 2004, on the basis of the factors and assumptions set forth in the table on the previous page.


                              < Three      3 - 12      1 - 3      3 - 5     5
- 10   > 10 Years
                               Months      Months      Years      Years
Years      Years      Total
                             ---------    --------   --------   --------   ---
-----  --------    --------
Interest-Earnings Assets
Loans (1)                    $  86,619    $ 60,313   $ 77,671   $ 25,236   $
10,092  $  5,892    $265,823

Mortgage-Backed Securities:
  Held To Maturity, At Cost         29          74        197         50
  -         -         350
  Available For Sale, At
   Fair Value                   22,038      46,383     49,318     20,853
16,424     2,496     157,512
Investment Securities: (2)
  Held To Maturity, At Cost      5,000      20,974     34,975      7,976
2,029         -      70,954
  Available For Sale, At
   Fair Value                    4,633      12,267          -          -
  -         -      16,900

  FHLB Stock, At Cost                -           -      4,817          -
  -         -       4,817
Other Interest-Earning
 Assets                            303           -          -          -
  -         -         303
                             ---------    --------   --------   --------   ---
-----  --------    --------
Total Financial Assets       $ 118,622    $140,011   $166,978   $ 54,115   $
28,545  $  8,388    $516,659
                             =========    ========   ========   ========
========  ========    ========

Interest-Bearing Liabilities
Deposits:
  Certificate Accounts       $  34,890    $ 54,742   $ 24,568   $ 18,700   $
  -  $      -    $132,900
  NOW Accounts                  56,199           -          -          -
  -         -      56,199
  Money Market Accounts        158,587           -          -          -
  -         -     158,587
  Passbook Accounts             17,367           -          -          -
  -         -      17,367
Borrowings                      13,777      10,036     58,000     20,000
  -         -     101,813
                             ---------    --------   --------   --------   ---
-----  --------    --------
Total Interest-Bearing
 Liabilities                 $ 280,820    $ 64,778   $ 82,568   $ 38,700   $
  -  $      -    $466,866
                             =========    ========   ========   ========
========  ========    ========

Current Period Gap           $(162,198)   $ 75,233   $ 84,410   $ 15,415   $
28,545  $  8,388    $ 49,793
Cumulative Gap               $(162,198)   $(86,965)  $ (2,555)  $ 12,860   $
41,405  $ 49,793    $ 49,793
Cumulative Gap As A Percent
 Of Total Assets                 (30.7)%     (16.5)%     (0.5)%      2.4%
7.9%      9.4%        9.4%

(1)   LOANS ARE NET OF UNDISBURSED FUNDS AND LOANS IN PROCESS.
(2)   CALLABLE SECURITIES ARE SHOWN AT THEIR LIKELY CALL DATES BASED ON
MANAGEMENT'S ESTIMATES AT MARCH 31,
      2004.



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

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

Financial Condition

Total assets at March 31, 2004 were $528.0 million, an increase of $83.1 million or 18.7% from March 31, 2003. This increase was the result of a modest increase in net loans receivable and a significant increase in total investment and mortgage-backed securities. The Bank sold its Denmark, South Carolina branch office in February 2004. See Note 2 of the Notes to Consolidated Financial Statements included herein for additional information. The Denmark branch was the Bank's only branch in Bamberg County. The Bank plans to explore expanding its branch network in Aiken and Lexington Counties during the next few years.

Total net loans receivable were $259.9 million at March 31, 2004, an increase of $16.7 million or 6.9% from $243.2 million at March 31, 2003. Residential real estate loans increased $9.8 million or 9.8% to $109.7 million at March
31, 2004.   Typically, long term, newly originated fixed rate mortgage loans are not retained in the portfolio but are sold immediately. ARMs are typically retained in the portfolio. At March 31, 2004, the Bank held 60.6% of its residential mortgage loans in ARMs, while it had 39.4% in fixed rate mortgages. Consumer loans decreased $953,000 or 2.0% while commercial business and commercial real estate loans increased to $121.1 million at fiscal year end from $107.0 million at March 31, 2003; an increase of $14.1 million or 13.2%. Loans held for sale, which were $1.7 million at March 31, 2004, decreased $2.0 million from the previous fiscal year end. Total investments and mortgage-backed securities increased $63.6 million or 34.9% as a result of the modest growth in net loans receivable, strong deposit growth, and arbitrage strategies with FHLB advances.

Repossessed assets decreased $101,000 to $51,000 at March 31, 2004 from $152,000 at March 31, 2003. Repossessed assets at March 31, 2004 consisted of four automobiles.

Non-accrual loans totaled $2.0 million at March 31, 2004 compared to $1.0 million a year earlier. Non-accrual loans averaged 1.8 million in fiscal 2004 compared to $1.1 million during fiscal 2003. The Bank classifies all loans as non-accrual when they become 90 days or more delinquent. The Bank had seven loans totaling $646,000 at March 31, 2004 that were troubled debt restructurings compared to four loans of $674,000 at March 31, 2003. One $9,000 commercial loan was 30 days delinquent and a $201,000 commercial loan was on non-accrual. The seven troubled debt restructurings consisted of three consumer loans secured by residential dwellings totaling $355,000, a $9,000 commercial loan secured by a second mortgage on a residence, a $58,000 commercial loan secured by two rental properties, a $23,000 unsecured commercial loan and a $201,000 commercial loan secured by commercial real estate. All troubled debt restructurings are also considered impaired. At March 31, 2004, the Bank held $1.4 million in impaired loans compared to $1.2 million at March 31, 2003.

The Bank reviews its loan portfolio and allowance for loan losses on a monthly basis. Future additions to the Bank's allowance for loan losses are dependent on, among other things, the performance of the Bank's loan portfolio, the economy, changes in real estate values, and interest rates. There can be no assurance that additions to the allowance will not be required in future periods. Management continually monitors its loan portfolio for the impact of local economic changes. The ratio of allowance for loan losses to total loans was 2.17% at March 31, 2004 compared to 1.98% at March 31, 2003.

Deposits at the Bank increased $31.1 million or 8.7% to $389.6 million at March 31, 2004 from $358.5 million at March 31, 2003. The Bank had tremendous success in attracting money market accounts and certificate of deposit accounts with aggressive pricing and advertising. Advances from the Federal Home Loan Bank ("FHLB") increased to $96.3 million at March 31, 2004 from $49.8 million a year earlier, an increase of $46.5 million. The Bank utilized the majority of the increase in advances to use arbitrage strategies with investments. Other borrowed money, which consists of retail repurchase agreements, increased $1.3 million to $5.5 million at March 31, 2004 compared to $4.2 million at March 31, 2003.

Total shareholders' equity was $33.5 million at March 31, 2004, an increase of $3.5 million or 11.4% compared to $30.0 million a year earlier. The increase was attributable to net income of $4.3 million and a decrease in the employee stock ownership debt of $108,000, offset partially by a net decrease in accumulated other comprehensive income of $755,000 and $203,000 in dividends paid.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

Results of Operations

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table also distinguishes between the changes related to higher or lower outstanding balances and the changes due to the volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in rate (changes in rate multiplied by prior year volume); (2) changes in volume (changes in volume multiplied by prior year rate); and (3) net change (the sum of the prior columns). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.




                               Fiscal Year 2004 Compared To 2003     Fiscal Year 2003 Compared To 2002
                               ----------------------------------    ------------------------------------
                                Volume        Rate          Net        Volume         Rate          Net
                               -------      --------     --------    ---------      --------      -------
                                                             (In Thousands)
Interest-Earning Assets:
Loans: (1)
  Real Estate Loans            $   142      $   (864)    $   (722)    $ (1,059)     $   (495)     $ (1,554)
  Other Loans                      448        (1,206)        (758)      (2,316)        1,336          (980)
                               -------      --------     --------     --------      --------      --------
Total Loans                        590        (2,070)      (1,480)      (3,375)          841        (2,534)
Mortgage-Backed Securities (2)   2,160        (1,134)       1,026        1,312          (612)          700
Investments (2)                    396          (562)        (166)       1,423          (527)          896
Other Interest-Earning Assets      (21)           (7)         (28)          21           (55)          (34)
                               -------      --------     --------     --------      --------      --------
Total Interest-Earning Assets  $ 3,125      $ (3,773)    $   (648)    $   (619)     $   (353)     $   (972)
                               =======      ========     ========     ========      ========      ========

Interest-Bearing Liabilities:
Deposits:
  Certificate Accounts         $  (324)     $ (1,196)    $ (1,520)    $    352      $ (2,743)     $ (2,391)
  NOW Accounts                      32           (10)          22           32           (24)            8
  Money Market Accounts          1,041          (441)         600          796          (661)          135
  Savings Accounts                  19           (82)         (63)          46           (92)          (46)
                               -------      --------     --------     --------      --------      --------
Total Deposits                     768        (1,729)        (961)       1,226        (3,520)       (2,294)
Borrowings                       1,310          (759)         551          420          (322)           98
                               -------      --------     --------     --------      --------      --------
Total Interest-Bearing
 Liabilities                     2,078        (2,488)        (410)       1,646        (3,842)       (2,196)
                               -------      --------     --------     --------      --------      --------
Effect On Net Income           $ 1,047      $ (1,285)    $   (238)    $ (2,265)     $  3,489      $  1,224
                               =======      ========     ========     ========      ========      ========

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




                                                 Averages For Fiscal Years Ended March 31,
                         -----------------------------------------------------------------------------------
               Yield/               2004                        2003                           2002
               Rate At   --------------------------   --------------------------   -------------------------
              March 31,  Average             Yield/   Average             Yield/   Average            Yield/
                2004     Balance   Interest   Rate    Balance   Interest   Rate    Balance   Interest  Rate
              --------   -------   --------  ------   -------   --------  ------   -------   -------- ------
                                                        (Dollars in Thousands)
Interest-Earning
 Assets:
 Mortgage
  Loans         5.47%  $ 92,824    $ 5,557    5.99%  $ 90,729   $ 6,279    6.92%  $105,676   $ 7,833   7.41%
 Other Loans    6.01%   152,922      9,892    6.47%   146,581    10,650    7.27%   130,359    11,630   8.92%
                ----   --------    -------    ----   --------   -------    ----   --------   -------   ----
 Total Loans
  (1)           5.80%   245,746     15,449    6.29%   237,310    16,929    7.13%   236,035    19,463   8.25%
 Mortgage-Backed
  Securities
  (2)           3.79%   139,025      4,479    3.22%    77,911     3,453    4.43%    50,045     2,753   5.50%
 Investments
  (2)           3.46%    85,480      3,067    3.59%    75,468     3,233    4.28%    43,924     2,337   5.32%
 Other
  Interest-
  Earning
  Assets        1.21%     1,542         16    1.04%     3,478        44    1.27%     2,598        79   3.04%
                ----   --------    -------    ----   --------   -------    ----   --------   -------   ----
Total Interest-
 Earning Assets 4.77%  $471,793    $23,011    4.88%  $394,167   $23,659    6.00%  $332,602   $24,632   7.41%
                ====   ========    =======    ====   ========   =======    ====   ========   =======   ====

Interest-
 Bearing
 Liabilities:
 Certificate
  Accounts      2.26%  $143,986    $ 3,482    2.42%  $154,614   $ 5,002    3.24%  $147,263  $ 7,393    5.02%
 NOW Accounts   0.65%    57,825        354    0.61%    52,455       332    0.63%    47,691      324    0.68%
 Money Market
  Accts.        1.97%   135,190      2,718    2.01%    86,093     2,118    2.46%    57,804    1,983    3.43%
 Savings
  Accounts      0.98%    17,291        174    1.01%    15,859       237    1.49%    13,418      283    2.11%
                ----   --------    -------    ----   --------   -------    ----   --------   -------   ----
 Total
  Interest-
  Bearing
  Accounts      1.83%   354,292      6,728    1.90%   309,021     7,689    2.49%   266,176    9,983    3.75%
 Other
  Borrowings    0.93%     5,361         52    0.97%     5,663        89    1.57%     4,187      115    2.75%
 FHLB
  Advances      3.59%    72,995      2,826    3.87%    42,123     2,238    5.31%    35,351    2,114    5.98%
                ----   --------    -------    ----   --------   -------    ----   --------   -------   ----
Total Interest-
 Bearing
 Liabilities    2.18%  $432,648    $ 9,606    2.22%  $356,807   $10,016    2.81%  $305,714  $12,212    3.99%
                ====   ========    =======    ====   ========   =======    ====   ========   =======   ====

Net Interest
 Income                            $13,405                      $13,643                     $12,420
                                   =======                      =======                     =======
Interest Rate
 Spread        2.59%                          2.66%                        3.19%                       3.42%
               ====                           ====                         ====                        ====
Net Yield On
 Earning
 Assets                                       2.84%                        3.46%                       3.73%
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

(1)   INTEREST ON NON-ACCRUAL LOANS IS NOT INCLUDED IN INCOME, ALTHOUGH THEIR LOAN BALANCES ARE INCLUDED IN
      AVERAGE LOANS OUTSTANDING.

(2)   SECURITIES AVAILABLE FOR SALE ARE COMPUTED USING THEIR HISTORICAL COST.



                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

           Comparison of the Years Ended March 31, 2004 and 2003

General

The Company earned record net income of $4.3 million for the year ended March 31, 2004, an increase of $1.0 million or 31.9% over net income of for the year ended March 31, 2003. This marked the seventh consecutive year of record earnings. The primary reason for the increased earnings was a branch sale that netted $820,000 after tax and contingencies and a decrease in the provision for loan losses of $600,000 offset in part by a decrease of $326,000 in the gain on sale of mortgage loans and an increase of $242,000 in general and administrative expenses. Without the branch sale, earnings for fiscal 2004 would have been a record $3.4 million or a 6.6% increase from the previous year.

Net Interest Income

Net interest income decreased $239,000 or 1.8% to $13.4 million in fiscal 2004 compared to $13.6 million in fiscal 2003. The decrease was attributable to a shrinking interest rate spread. The Bank's interest rate spread decreased 53 basis points to 2.66% during fiscal 2004. The yield of average earning assets decreased 112 basis points to 4.88%, while the cost of average interest bearing liabilities decreased 59 basis points to 2.22%.

Interest income on loans decreased $1.5 million to $15.4 million during the year ended March 31, 2004 compared to $16.9 million during fiscal 2003. The decrease was attributable to the decrease in overall interest rates charged on the Bank's loans during fiscal 2004 and a decrease in the yields earned on average total loans of 0.84%. Average total loan balances during fiscal 2004 and 2003 increased $8.4 million. Interest income on investment securities, mortgage-backed securities, and other investments increased $832,000 as a result of a $69.2 million, or 44.1% increase in aggregate average balances during fiscal 2004 compared with 2003. Consistent with general market conditions, the yields on aggregate investments and mortgage-backed securities decreased by 94 basis points in fiscal 2004 compared to 2003.

Interest expense on deposits decreased $961,000 or 12.5% during the year ended March 31, 2004 compared to the year ended March 31, 2003. Average interest bearing deposits increased $45.3 million while the average cost of those deposits decreased 59 basis points during the year. Interest expense on FHLB advances and other borrowings increased $551,000 or 23.7% during fiscal 2004 compared to 2003. The increase was a result of an increase in average FHLB advances outstanding during the year of $30.9 million offset partially by a decrease in the weighted average interest rate paid on FHLB advances of 144 basis points.

Provision for Loan Losses

The Company's provision for loan losses decreased $600,000 to $1.2 million during the year ended March 31, 2004 from $1.8 million in fiscal 2003. During fiscal year 2003, the bank's internal review mechanism had identified several loans as potential problem loans. Management provided extra funding to the allowance for loan losses to cover these loans. The amount of the provision is determined by management's on-going monthly analysis of the loan portfolio. Management uses three methods to measure the estimate of the adequacy of the allowance for loan losses. These methods incorporate percentage of classified loans, five-year averages of historical loan losses in each loan category, and current economic trends, and assign percentage targets of reserves in each loan category. Management has used all three methods for the past five fiscal years.

Non-accrual loans, which are loans delinquent 90 days or more, were $2.0 million at March 31, 2004 compared to $1.0 million at March 31, 2003. Net charge-offs were $347,000 in fiscal 2004 compared to $578,000 in fiscal 2003. The ratio of the allowance for loan losses to total loans at March 31, 2004 was 2.17% compared to 1.98% at March 31, 2003. Management believes the allowance for loan losses is adequate based on its best estimates of the losses inherent in the loan portfolio, although there can be no guarantee as to these estimates. In addition, bank regulatory agencies may require additions to the allowance for loan losses based on their judgments and estimates as part of their examination process. Because the allowance for loan losses is an estimate, there can be no guarantee that actual loan losses would not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required in the future.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

Other Income

Other income increased $1.4 million from $3.8 million during fiscal 2003 to $5.2 million during fiscal 2004 as a result of the before tax and contingencies gain on the sale of the Denmark, South Carolina branch of $1.5 million. Without the branch sale, other income would have decreased $98,000 or 2.6%. Gain on sale of loans decreased $326,000 to $1.3 million during fiscal 2004 compared to fiscal 2003 a result of a decline in re-finances in the mortgage industry. Loan servicing fees increased $5,000 or 2.2% during fiscal 2004. Service fees on deposit accounts increased $78,000 or 6.2% a result of growth in demand deposit accounts. Other miscellaneous income including trust fees, life and casualty insurance commissions, annuity and investment brokerage commissions, credit life insurance, and other miscellaneous income increased $142,000 or 21.3% to $811,000 during fiscal 2004 compared to $669,000 during fiscal 2003. The Bank's three financial subsidiaries, Security Federal Insurance, Inc., Security Federal Investments, Inc., and Security Federal Trust, Inc., began operating in the latter part of the fiscal year ended March 31, 2002. Security Federal Insurance, Inc. is an insurance agency handling property and casualty insurance and life and health insurance. It became profitable during the fiscal year ended March 31, 2004. Security Federal Investments, Inc. markets mutual funds, discount brokerage, and annuities. Security Federal Trust, Inc., is a full-service trust company. Both companies have not yet attained profitability.

General and Administrative Expenses

General and administrative expenses increased $242,000 or 2.3% to $10.7 million during the year ended March 31, 2004 compared to $10.5 million during the same period one year earlier primarily a result of a $200,000 contingency expensed for the sale of the Denmark, South Caroline branch office. Without that expense, general and administrative expenses would have increased only $42,000 or 0.4%. Compensation and employee benefits increased $69,000 or 1.2% a result of normal annual salary adjustments. Occupancy expense increased $172,000 or 21.1% due to the opening of the new Lexington, South Carolina branch office. Advertising expense decreased $5,000 while depreciation and
maintenance of equipment expense increased $32,000 or 3.0% and   FDIC
insurance premiums increased $3,000 or 5.3% to $56,000. Amortization of intangibles expense decreased $185,000 to zero for fiscal 2004. At March 31, 2004, the Company has no intangible assets on its balance sheet. Excluding the branch sale contingency expense of $200,000, other miscellaneous expenses, which encompasses repossessed assets expense, legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses decreased $43,000 or 1.9% during fiscal 2004.

Income Taxes

The provision for income taxes increased $511,000 to $2.4 million during the year ended March 31, 2004 compared to $1.9 million for the year ended March 31, 2003 a result of an increase in taxable income. The effective tax rate was 36.5% for fiscal 2004 and 37.5% for fiscal 2003.

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

Net Interest Income

Net interest income increased $1.2 million to $13.6 million in fiscal 2003 compared to $12.4 million in fiscal 2002. The increase was a result of a $61.6 million increase in total average interest-earning assets in 2003 compared with 2002. The Bank's net yield on earning assets decreased 27 basis points during the year primarily as a result of the decline in market interest rates in calendar year 2002; however the effect of the decrease on net interest income was more than offset by the 18.5% increase in total average interest-bearing assets.

Interest income on loans decreased $2.5 million during the year ended March 31, 2003 compared to fiscal 2002. The decrease was attributable to the decrease in overall interest rates charged on the Bank's loans during fiscal 2003 and a decrease in the yields earned on average total loans of 1.12%. Average total loan balances during fiscal 2003 and 2002 were relatively stable. Interest income on investment securities, mortgage-backed securities, and other investments increased $1.6 million as a result of a $60.3 million, or 62.4% increase in aggregate average balances during fiscal 2003 compared with 2002. Consistent with general market conditions, the yields on aggregate investments and mortgage-backed securities decreased by 1.06% in fiscal 2003 compared to 2002.

Interest expense on deposits decreased $2.3 million during the year ended March 31, 2003 compared to the year ended March 31, 2002. Average interest bearing deposits increased $42.8 million while the average cost of those deposits decreased 1.26% during the year. Interest expense on FHLB advances and other borrowings increased $98,000 during fiscal 2003 compared to 2002. The increase was as a result of an increase in the average of other borrowings and FHLB advances outstanding during the year of $8.2 million offset partially by a decrease in interest rates on FHLB advances of 67 basis points. The total average cost of borrowings decreased 77 basis points in fiscal 2003 compared to fiscal 2002.

Provision for Loan Losses

The Company's provision for loan losses increased $275,000 to $1.8 million during the year ended March 31, 2003. The amount of the provision is determined by management's on-going monthly analysis of the loan portfolio. Management uses three methods to measure the estimate of the adequacy of the allowance for loan losses. These methods incorporate percentage of classified loans, five-year averages of historical loan losses in each loan category, and current economic trends, and assign percentage targets of reserves in each loan category. Management has used all three methods for the past four fiscal years.

Non-accrual loans, which are loans delinquent 90 days or more, were $1.0 million at March 31, 2003 compared to $1.4 million at March 31, 2002. Net charge-offs were $578,000 in fiscal 2003 compared to $620,000 in fiscal 2002. The ratio of the allowance for loan losses to total loans at March 31, 2003 was 1.98% compared to 1.55% at March 31, 2002. Management felt it prudent to increase the provision due to the predicted general slowing of the national economy, the cyclical nature of economic business trends, the growing percentage of commercial loans in the portfolio compared to residential mortgage loans, and the entrance into a new loan market for the Bank the prior year. Management believes the allowance for loan losses is adequate based on its best estimates of the losses inherent in the loan portfolio, although there can be no guarantee as to these estimates. In addition, bank regulatory agencies may require additions to the allowance for loan losses based on their judgments and estimates as part of their examination process. Because the allowance for loan losses is an estimate, there can be no guarantee that actual loan losses would not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required in the future.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

Other Income

Other income increased $346,000 or 10.0% from $3.5 million during fiscal 2002 to $3.8 million during fiscal 2003. Gain on sale of loans increased $134,000 to $1.7 million during fiscal 2003 compared to $1.5 million during fiscal 2002. Proceeds of loans held for sale decreased $4.0 million in fiscal year 2003 compared to the previous year; however, a concerted effort to better manage the Bank's secondary market sales resulted in better pricing in fiscal year 2003 compared to 2002. Loan servicing fees increased $11,000. Service fees on deposit accounts increased $106,000 as a result the growth in demand deposit accounts. Other miscellaneous income including credit life insurance, annuity, and investment brokerage commissions, and other miscellaneous income increased $122,000 or 22.3% during fiscal 2003.

General and Administrative Expenses

General and administrative expenses increased $146,000 or 1.4% to $10.5 million during the year ended March 31, 2003 compared to $10.3 million during the same period one year earlier. Compensation and employee benefits increased $149,000 or 2.6% as a result of normal annual salary adjustments. Occupancy expense increased $6,000 or less than 1.0%. Advertising expense increased $41,000 during fiscal 2003 due to the promotion of the Bank's financial service subsidiaries and the advertisement of the Bank's deposit rates. Depreciation and maintenance of equipment expense decreased $45,000 or 4.1%. Other miscellaneous expenses encompassing repossessed assets expense, legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses increased $271,000 or 14.0% during fiscal 2003 primarily as a result of slight increases in most of the above mentioned expenses.

Income Taxes

The provision for income taxes increased $427,000 during the year ended March 31, 2003 compared to the year ended March 31, 2002 as a result of an increase in taxable income. The effective tax rate was 37.5% for fiscal 2003 and 37.6% for fiscal 2002.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

Regulatory Capital

The following table reconciles the Bank's shareholders' equity to its various regulatory capital positions:

                                                        March 31,
                                                  2004            2003
                                                --------        --------
                                                     (In Thousands)

Shareholders' Equity (1) (2)                    $ 32,140        $ 28,879
Reduction For Goodwill And Other Intangibles           -               -
                                                --------        --------
Tangible Capital                                  32,140          28,879
                                                --------        --------
Qualifying Core Deposit Intangibles                    -               -
Core Capital                                      32,140          28,879
                                                --------        --------
Supplemental Capital                               3,412           3,064
  Less Assets Required To Be Deducted                 54             152
                                                --------        --------
Total Risk-Based Capital                        $ 35,498        $ 31,791
                                                ========        ========

(1) FOR FISCAL 2004 AND 2003, EXCLUDES UNREALIZED GAINS OF $690,000 AND $1.4 MILLION, RESPECTIVELY ON AVAILABLE FOR SALE SECURITIES.

(2)   FOR FISCAL 2004 AND 2003, EXCLUDES EQUITY OF THE COMPANY.

The following table compares the Bank's capital levels relative to regulatory requirements at March 31, 2004:

                    Amount     Percent    Actual   Actual     Excess   Excess
                   Required   Required    Amount   Percent    Amount   Percent
                   --------   --------    ------   -------    -------  -------
                                      (Dollars in Thousands)

Tangible Capital   $ 10,546      2.0%   $ 32,140     6.1%    $ 21,594    4.1%
Tier 1 Leverage
 (Core) Capital      21,093      4.0%     32,140     6.1%      11,047    2.1%
Tier 1 Risk-Based
 (Core) Capital      10,917      4.0%     32,140    11.8%      21,223    7.8%
Total Risk-Based
 Capital             21,834      8.0%     35,498    13.0%      13,664    5.0%

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

Liquidity and Capital Resources

Liquidity refers to the ability of the Bank to generate sufficient cash flows to fund current loan demand, repay maturing borrowings, fund maturing deposit withdrawals, and meet operating expenses. The Bank's primary sources of funds include loan repayments, loan sales, increased deposits, advances from the FHLB, and cash flow generated from operations. The need for funds varies among periods depending on funding needs as well as the rate of amortization and prepayment on loans. The use of FHLB advances varies depending on loan demand, deposit inflows, and the use of investment leverage strategies to increase net interest income.

The principal use of the Bank's funds is the origination of mortgages and other loans and the purchase of investments and mortgage-backed securities. Loan originations on loans held for investment were $180.9 million in fiscal 2004 compared to $145.3 million in fiscal 2003 and $128.3 million in fiscal 2002. Purchases of investments and mortgage-backed securities were $200.9 million in fiscal 2004 compared to $168.2 million in fiscal 2003 and $104.0 million in fiscal 2002.

Outstanding loan commitments for the Bank's residential mortgage loan portfolio amounted to $429,000 at March 31, 2004 compared to $200,000 at March 31, 2003. Those commitments were for adjustable rate mortgage loans in which the commitment generally expires in 45 days. In addition, unused lines of credit on home equity loans, credit cards, and commercial loans amounted to $41.9 million at March 31, 2004. Home equity loans are made on a floating rate basis with final maturities of 10 to 15 years. Credit cards are generally made on a floating rate basis, and are renewed annually or every other year. Management does not anticipate that the percentage of funds drawn on unused lines of credit will increase substantially over amounts currently utilized. In addition to the above commitments the Bank has undisbursed loans-in-process of $12.4 million at March 31, 2004 which will disburse over an average of 90 days. These commitments to originate loans and future advances of lines of credit are expected to be provided from loan amortizations and prepayments, deposit inflows, maturing investments and short-term borrowing capacity.

Management believes that liquidity during fiscal 2005 can be met through the Bank's deposit base, which increased $31.1 million during fiscal 2004, and from maturing investments. Also, the Bank has another $35.7 million in unused borrowing capacity at FHLB.

Historically the Bank's cash flow from operating activities has been relatively stable. The cash flows from investing activities have had a trend of increasing outflows as a result of increases in purchases of mortgage-backed and investment securities. The cash flows from financing activities have had a trend of increased inflows as a result of increases in FHLB advances. See "Consolidated Statements of Cash Flows" in the Consolidated Financial Statements.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

Contractual Obligations

In the normal course of business, the Company enters into contractual obligations that meet various business needs. These contractual obligations include time deposits to customers, borrowings from the FHLB of Atlanta and lease obligations for facilities. See Notes 6, 8, and 9 of the Notes to Consolidated Financial Statements included herein for additional information. The following table summarizes the Company's long-term contractual obligations at March 31, 2004:

                 Less than     One to        Three to
                 One Year    Three Years    Five Years   Thereafter    Total
                ---------    -----------    ----------   ----------  --------
                                          (In Thousands)

Time deposits    $ 89,632     $ 24,568       $ 18,700     $      -   $132,900
FHLB Advances      13,336       43,000         30,000       10,000     96,336
Operating Lease
 Obligations          278          527            497        1,980      3,282
Purchase
 Obligation -
 Building
 Contract               -            -              -            -          -
                 --------     --------       --------     --------   --------
Total            $103,246     $ 68,095       $ 49,197     $ 11,980   $232,518
                 ========     ========       ========     ========   ========


Off-Balance Sheet Arrangements

In the normal course of business, the Company makes off-balance sheet arrangements, including credit commitments to its customers to meet their financial needs. These arrangements involve, to varying degrees, elements of credit and interest rate risk not recognized in the consolidated statement of financial condition. The bank makes personal, commercial, and real estate lines of credit available to customers and does issue standby letters of credit.

Commitments to extend credit to customers are subject to the Bank's normal credit policies and are essentially the same as those involved in extending loans to customers. See Note 13 of the Notes to Consolidated Financial Statements included herein for additional information.

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

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                           March 31,
                                                 ---------------------------
                                                     2004            2003
                                                 ------------   ------------
ASSETS:
Cash And Cash Equivalents                        $  6,749,211   $  8,238,690
Investment And Mortgage-Backed Securities:
  Available For Sale:  (Amortized Cost of
   $173,300,028 and $157,821,789 at March 31,
   2004 and 2003, Respectively)                   174,411,819    160,150,262
  Held To Maturity:  (Fair Value of $71,686,256
   and $22,040,207 at March 31, 2004 and 2003,
   Respectively)                                   71,303,507     21,966,533
                                                 ------------   ------------
Total Investment And Mortgage-Backed Securities   245,715,326    182,116,795
                                                 ------------   ------------
Loans Receivable, Net:
  Held For Sale                                     1,703,869      3,670,498
  Held For Investment:  (Net of Allowance of
   $5,763,935 and $4,911,224 at March 31, 2004
   and 2003, Respectively)                        258,190,791    239,485,158
                                                 ------------   ------------
Total Loans Receivable, Net                       259,894,660    243,155,656
                                                 ------------   ------------
Accrued Interest Receivable:
  Loans                                               902,589        976,134
  Mortgage-Backed Securities                          549,541        441,900
  Investments                                         778,725        667,735
                                                 ------------   ------------
Total Accrued Interest Receivable                   2,230,855      2,085,769
                                                 ------------   ------------

Premises And Equipment, Net                         6,562,734      5,219,947
Federal Home Loan Bank Stock, At Cost               4,816,800      2,858,600
Repossessed Assets Acquired In Settlement
 Of Loans                                              50,869        151,450
Other Assets                                        1,984,598      1,077,078
                                                 ------------   ------------
Total Assets                                     $528,005,053   $444,903,985
                                                 ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Deposit Accounts                               $389,592,645   $358,473,601
  Advances From Federal Home Loan Bank             96,336,000     49,772,000
  Other Borrowings                                  5,477,023      4,193,480
  Advance Payments By Borrowers For Taxes
   And Insurance                                      317,421        279,425
  Other Liabilities                                 2,810,049      2,145,526
                                                 ------------   ------------
Total Liabilities                                 494,533,138    414,864,032
                                                 ------------   ------------
Commitments (Notes 6 and 13)
Shareholders' Equity:
  Serial Preferred Stock, $.01 Par Value;
   Authorized 200,000 Shares; Issued And
   Outstanding, None                                        -              -
  Common Stock, $.01 Par Value; Authorized
   5,000,000 Shares, Issued 2,533,291 And
   Outstanding Shares, 2,516,191 at March 31,
   2004 And 2,529,824 And 2,507,717 at
   March 31, 2003                                      25,333         25,298
  Additional Paid-In Capital                        4,013,674      3,995,230
  Indirect Guarantee Of Employee Stock
   Ownership Trust Debt                              (336,972)      (444,685)
  Accumulated Other Comprehensive Income              689,755      1,444,585
  Retained Earnings, Substantially Restricted      29,080,125     25,019,525
                                                 ------------   ------------
Total Shareholders' Equity                         33,471,915     30,039,953
                                                 ------------   ------------
Total Liabilities And Shareholders' Equity       $528,005,053   $444,903,985
                                                 ============   ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Income

                                          For the Years Ended March 31,
                                    ----------------------------------------
                                        2004           2003         2002
                                    ------------  ------------  ------------
Interest Income:
  Loans                              $15,448,987   $16,929,226   $19,462,998
  Mortgage-Backed Securities           4,479,444     3,453,195     2,752,563
  Investment Securities                3,066,824     3,233,033     2,337,395
  Other                                   15,750        44,379        79,319
                                    ------------  ------------  ------------
Total Interest Income                 23,011,005    23,659,833    24,632,275
                                    ------------  ------------  ------------

Interest Expense:
  NOW And Money Market Accounts        3,071,306     2,450,502     2,307,002
  Passbook Accounts                      174,353       236,657       282,646
  Certificate Accounts                 3,482,214     5,002,233     7,392,855
  FHLB Advances And Other
   Borrowed Money                      2,878,227     2,326,872     2,229,154
                                    ------------  ------------  ------------
Total Interest Expense                 9,606,100    10,016,264    12,211,657
                                    ------------  ------------  ------------

  Net Interest Income                 13,404,905    13,643,569    12,420,618
  Provision For Loan Losses            1,200,000     1,800,000     1,525,000
                                    ------------  ------------  ------------
Net Interest Income After Provision
 For Loan Losses                      12,204,905    11,843,569    10,895,618
                                    ------------  ------------  ------------

Other Income:
  Gain On Sale Of Investment
   Securities                              7,700         4,245        29,817
  Gain On Sale Of Loans                1,329,729     1,656,152     1,522,535
  Loan Servicing Fees                    213,437       208,791       198,124
  Service Fees On Deposit Accounts     1,351,175     1,272,782     1,166,958
  Gain On Sale Of Branch               1,521,401             -             -
  Other                                  811,323       669,143       547,305
                                    ------------  ------------  ------------
Total Other Income                     5,234,765     3,811,113     3,464,739
                                    ------------  ------------  ------------

General And Administrative Expenses:
  Compensation And Employee Benefits   6,023,215     5,953,904     5,805,020
  Occupancy                              985,378       813,113       807,430
  Advertising                            210,962       216,204       175,256
  Depreciation And Maintenance Of
   Equipment                           1,086,930     1,055,181     1,100,237
  Amortization Of Intangibles                  -       185,210       465,240
  FDIC Insurance Premiums                 55,596        52,793        48,442
  Other                                2,362,783     2,206,237     1,934,847
                                    ------------  ------------  ------------
Total General And Administrative
 Expenses                             10,724,864    10,482,642    10,336,472
                                    ------------  ------------  ------------

Income Before Income Taxes             6,714,806     5,172,040     4,023,885
Provision For Income Taxes             2,451,643     1,940,879     1,514,299
                                    ------------  ------------  ------------
Net Income                          $  4,263,163  $  3,231,161  $  2,509,586
                                    ============  ============  ============

Net Income Per Common Share (Basic) $       1.70  $       1.29  $       1.00
                                    ============  ============  ============
Net Income Per Common Share
 (Diluted)                          $       1.66  $       1.26  $       0.98
                                    ============  ============  ============
Cash Dividend Per Share On
 Common Stock                       $       0.08  $     0.0602  $     0.0536
                                    ============  ============  ============

Weighted Average Shares
 Outstanding (Basic)                   2,513,319     2,508,774     2,506,709
                                    ============  ============  ============
Weighted Average Shares
 Outstanding (Diluted)                 2,560,710     2,558,607     2,560,368
                                    ============  ============  ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

   Consolidated Statements of Shareholders' Equity and Comprehensive Income

              For the Years Ended March 31, 2004, 2003 and 2002

-----------------------------------------------------------------------------------------------------------
                                                                     Accumulated
                                        Additional      Indirect        Other
                              Common    Paid - In      Guarantee    Comprehensive   Retained
                              Stock     Capital       of ESOP Debt   Income (Loss)  Earnings      Total
                              --------  ----------   -------------  -------------   ---------   ----------
Balance At March 31, 2001     $16,842    $3,985,312  $ (415,000)    $   348,015    $19,565,195  $23,500,364
Net Income                          -             -           -               -      2,509,586    2,509,586
Other Comprehensive Income,
  Net Of Tax:
  Unrealized Holding Losses
   On Securities Available
    For Sale                        -             -           -        (511,671)             -     (511,671)
  Reclassification Adjustment
   For Gains Included In Net
   Income                           -             -           -         (19,679)             -      (19,679)

                                                                                                -----------
Comprehensive Income                -             -           -               -              -    1,978,236
Decrease in Indirect Guarantee
 of ESOP Debt                       -             -      56,703               -              -       56,703
Cash Dividends                      -             -           -               -       (134,740)    (134,740)
                              -------    ----------  ----------     -----------    -----------  -----------
Balance At March 31, 2002     $16,842    $3,985,312  $ (358,297)    $  (183,335)   $21,940,041  $25,400,563
                              =======    ==========  ==========     ===========    ===========  ===========

-----------------------------------------------------------------------------------------------------------
                                                                     Accumulated
                                        Additional      Indirect        Other
                              Common    Paid - In      Guarantee    Comprehensive   Retained
                              Stock     Capital       of ESOP Debt   Income (Loss)  Earnings      Total
                              --------  ----------   -------------  -------------   ---------   ----------
Balance At March 31, 2002     $16,842    $3,985,312  $ (358,297)    $  (183,335)   $21,940,041  $25,400,563
Net Income                          -             -           -               -      3,231,161    3,231,161
Other Comprehensive Income,
  Net Of Tax:
  Unrealized Holding Gains
   On Securities Available
   For Sale                         -             -           -       1,630,552              -    1,630,552
  Reclassification Adjustment
   For Gains Included In Net
   Income                           -             -           -          (2,632)             -       (2,632)

                                                                                                -----------
Comprehensive Income                -             -           -               -              -    4,859,081
Exercise of Stock Options          23        18,473                                                  18,496
3-For- 2 Stock Split            8,433        (8,555)                                                   (122)
Increase in Indirect Guarantee
 of ESOP Debt                       -             -     (86,388)              -              -      (86,388)
Cash Dividends                      -             -           -               -       (151,677)    (151,677)
                              -------    ----------  ----------     -----------    -----------  -----------
Balance At March 31, 2003     $25,298    $3,995,230  $ (444,685)    $ 1,444,585    $25,019,525  $30,039,953
                              =======    ==========  ==========     ===========    ===========  ===========

-----------------------------------------------------------------------------------------------------------
                                                                     Accumulated
                                        Additional      Indirect        Other
                              Common    Paid - In      Guarantee    Comprehensive   Retained
                              Stock     Capital       of ESOP Debt   Income (Loss)  Earnings      Total
                              --------  ----------   -------------  -------------   ---------   ----------
Balance At March 31, 2003     $25,298    $3,995,230  $ (444,685)    $ 1,444,585    $25,019,525  $30,039,953
Net Income                          -             -           -               -      4,263,163    4,263,163
Other Comprehensive Income,
  Net Of Tax:
  Unrealized Holding Gains
   On Securities Available
   For Sale                         -             -           -        (750,056)             -     (750,056)
  Reclassification Adjustment
   For Gains Included In Net
   Income                           -             -           -          (4,774)             -       (4,774)

                                                                                                -----------
Comprehensive Income                -             -           -               -              -    3,508,333
Exercise of Stock Options          35        18,444                                                  18,479
Decrease in Indirect Guarantee
 of ESOP Debt                       -             -     107,713               -              -      107,713
Cash Dividends                      -             -           -               -       (202,563)    (202,563)
                              -------    ----------  ----------     -----------    -----------  -----------
Balance At March 31, 2004     $25,333    $4,013,674  $ (336,972)    $   689,755    $29,080,125  $33,471,915
                              =======    ==========  ==========     ===========    ===========  ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Consolidated Statements of Cash Flows

                                          For the Years Ended March 31,
                                  -------------------------------------------
                                       2004           2003           2002
                                  -------------  -------------  -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net Income                        $   4,263,163  $   3,231,161  $   2,509,586
Adjustments To Reconcile Net
 Income To Net Cash Provided By
 Operating Activities:
  Depreciation                          844,641        825,253        959,341
  Amortization Of Intangibles                 -        185,210        465,240
  Discount Accretion And Premium
   Amortization                         828,444        327,329        178,126
  Provisions For Losses On Loans
   And Real Estate                    1,200,000      1,800,000      1,525,000
  Gain On Sales Of Loans             (1,329,729)    (1,656,152)    (1,522,535)
  Gain On Sales Of Investment
   Securities                            (7,700)        (4,245)       (29,817)
  (Gain) Loss On Sale Of Real
   Estate                               (85,713)       (68,419)        13,681
  Amortization Of Deferred Fees
   On Loans                            (187,937)      (209,430)      (223,581)
  (Gain) Loss On Disposition Of
   Premises And Equipment                (1,815)         1,811           (330)
  Proceeds From Sale Of Loans
   Held For Sale                     64,827,155     82,001,517     86,027,850
  Origination Of Loans For Sale     (61,530,797)   (81,849,945)   (84,455,282)
  (Increase) Decrease In Accrued
   Interest Receivable:
     Loans                               66,894        273,139         98,905
     Mortgage-Backed Securities        (107,641)      (158,125)      (103,798)
     Investments                       (110,990)       (17,701)       (77,960)
  (Decrease) Increase In Advance
   Payments By Borrowers                 37,996         32,276       (135,329)
  Other, Net                            359,259       (749,680)    (1,098,713)
                                  -------------  -------------  -------------
Net Cash Provided By Operating
 Activities                           9,065,230      3,963,999      4,130,384
                                  -------------  -------------  -------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Purchase Of Mortgage-Backed
   Securities Available For Sale   (110,002,424)   (80,157,881)   (40,134,586)
  Principal Repayments On
   Mortgage-Backed Securities
   Available For Sale                55,003,975     30,444,934     17,931,424
  Principal Repayments On
   Mortgage-Backed Securities
   Held To Maturity                     591,457        431,751        740,244
  Purchase Of Investment
   Securities Held To Maturity      (90,880,070)   (20,995,471)             -
  Purchase Of Investment
   Securities Available For Sale              -    (67,041,485)   (63,835,317)
  Maturities Of Investment
   Securities Available For Sale     36,242,259     75,281,684     34,642,931
  Maturities Of Investment
   Securities Held To Maturity       40,995,331        133,025        102,351
  Proceeds From Sales Of
   Investment Securities Available
   For Sale                                   -        985,938      2,003,738
  Proceeds From Sale of Mortgage-
   Backed Securities Available
   For Sale                           2,413,515              -      3,075,600
  Purchase Of FHLB Stock             (5,338,000)    (1,017,500)             -
  Redemption Of FHLB Stock            3,379,800        828,200        761,700
  Increase In Loans Receivable      (22,245,974)    (9,796,818)    (5,075,962)
  Proceeds From Sale Of
   Repossessed Assets                   781,537        847,009        468,475
  Purchase And Improvement Of
   Premises And Equipment            (2,419,827)    (1,187,871)      (555,524)
  Proceeds From Sale of Premises
   and Equipment                          1,815              -            330
  Net Cash Outflow From Sale
   of Branch                         (9,930,521)             -              -
                                  -------------  -------------  -------------
Net Cash Used By Investing
 Activities                        (101,407,127)   (71,244,485)   (49,874,596)
                                  -------------  -------------  -------------

                                                                  (Continued)

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                                          For the Years Ended March 31,
                                  -------------------------------------------
                                       2004           2003           2002
                                  -------------  -------------  -------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Increase In Deposit Accounts       43,188,959     49,435,999     51,627,185
  Proceeds From FHLB Advances       226,425,000    119,200,000     75,075,000
  Repayment Of FHLB Advances       (179,861,000)  (102,536,000)   (84,671,000)
  Proceeds (Repayment) Of Other
   Borrowings, Net                    1,283,543     (1,975,931)     2,760,049
  Purchase Of Fractional Shares
   Due To Stock Split                         -           (122)             -
  Proceeds From Exercise Of
   Stock Options                         18,479         18,496              -
Dividends To Shareholders              (202,563)      (151,677)      (134,740)
                                  -------------  -------------  -------------
Net Cash Provided By Financing
 Activities                          90,852,418     63,990,765     44,656,494
                                  -------------  -------------  -------------
Net Decrease In Cash And Cash
 Equivalents                         (1,489,479)    (3,289,721)    (1,087,718)
Cash And Cash Equivalents At
 Beginning Of Year                    8,238,690     11,528,411     12,616,129
                                  -------------  -------------  -------------
Cash And Cash Equivalents At
 End Of Year                      $   6,749,211  $   8,238,690  $  11,528,411
                                  =============  =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
Cash Paid During The Period For:
  Interest                        $   9,740,893  $  10,246,814  $  12,780,647
                                  =============  =============  =============
  Income Taxes                    $   2,076,388  $   2,710,335  $   1,994,513
                                  =============  =============  =============
Supplemental Schedule Of Non
 Cash Transactions:
  Additions To Repossessed Assets $     595,243  $     874,040  $     402,656
                                  =============  =============  =============
  Increase (Decrease) In
   Unrealized Net Gain On
   Securities Available For Sale,
   Net Of Taxes                   $    (754,830) $   1,627,920  $    (531,350)
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

   (d)   Loans Receivable Held for Investment
         ------------------------------------
         Loans are stated at their unpaid principal balance. Interest income is computed using the simple interest method and is recorded in the period earned.

   (e)   Allowance for Loan Losses
         -------------------------

         The Company provides for loan losses using the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to the allowance for loan losses. Additions to the allowance for loan losses are provided by charges to operations based on various factors which, in Management's judgment, deserve current recognition in estimating possible losses. Such factors considered by Management include the fair value of the underlying collateral; stated guarantees by the borrower, if applicable, the borrower's ability to repay from other economic resources, growth and composition of the loan portfolios, the relationship of the allowance for loan losses to outstanding loans, loss experience, delinquency trends, and general economic conditions. Management evaluates the carrying value of the loans periodically and the allowance is adjusted accordingly. While Management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making these evaluations. Allowances for loan losses are subject to periodic evaluations by various regulatory authorities and may be subject to adjustments based upon the information that is available at the time of their examinations.

                  SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

(1) Significant Accounting Policies, Continued
    ------------------------------------------
         The Company values impaired loans at the loan's fair value if it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement at the present value of expected cash flows, the market price of the loan, if available, or the value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate.
         When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to interest then to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

   (f)   Loans Receivable Held for Sale
         ------------------------------
         Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations.

   (g)   Repossessed Assets Acquired in Settlement of Loans
         --------------------------------------------------
         Repossessed assets represent real estate and other assets acquired through foreclosure or repossession and are initially recorded at the lower of cost (principal balance of the former mortgage loan less any specific valuation allowances) or estimated fair value less costs to sell. Subsequent improvements are capitalized. Costs of holding real estate, such as property taxes, insurance, general maintenance and interest expense, are expensed as a period cost. Fair values are reviewed regularly and allowances for possible losses are established when the carrying value of the asset owned exceeds the fair value less estimated costs to sell. Fair values are generally determined by reference to an outside appraisal.

   (h)   Premises and Equipment
         ----------------------
         Premises and equipment are carried at cost, net of accumulated depreciation. Depreciation of premises and equipment is amortized on a straight-line method over the estimated useful life of the related asset. Estimated lives are seven to 30 years for buildings and improvements and generally five to 10 years for furniture, fixtures and equipment. Maintenance and repairs are charged to current expense. The cost of major renewals and improvements are capitalized.

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

         Deposit based premiums, representing the cost of acquiring deposits from other financial institutions, are included in the balance sheet as "Other Assets" and are amortized by charges to operations over the expected periods to be benefited. The effective amortization period for intangible assets is approximately 10 years. The balance of intangible assets was zero at March 31, 2004 and March 31, 2003.

   (l)   Interest Income
         ---------------
         Interest on loans is accrued and credited to income monthly based on the principal balance outstanding and the contractual rate on the loan. The Company places loans on non-accrual status when they become greater than 90 days delinquent or when, in the opinion of management, full collection of principal or interest is unlikely. The Company provides an allowance for uncollectible accrued interest on loans that are contractually 90 days delinquent for all interest accrued prior to the loan being placed on non-accrual status. The loans are returned to an accrual status when full collection of principal and interest appears likely.

   (m)   Advertising Expense
         -------------------
         Advertising and public relations costs are generally expensed as incurred. External costs relating to direct mailing costs are expensed in the period in which the direct mailing are sent. Advertising and public relations costs of $210,962 and $216,204 and $175,256, were included in the Company's results of operations for 2004, 2003, and 2002, respectively.

   (n)   Fair Value of Financial Instruments
         -----------------------------------
         The Company discloses the fair value of on- and off-balance sheet financial instruments when it is practicable to do so. Fair values are based on quoted market prices, where available, on estimates of present value, or on other valuation techniques. These estimates are made at a specific point in time, are subjective in nature, and involve uncertainties and significant judgment. In addition, the Company does not disclose the fair value of non-financial instruments. Accordingly, the aggregate fair values presented do not represent the underlying fair value of the Company.

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

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes To Consolidated Financial Statements


(1) Significant Accounting Policies, Continued
    ------------------------------------------

   (o)   Stock-Based Compensation
         ------------------------
         At March 31, 2004, the Company sponsored stock-based compensation plans, which are described more fully in Note 12. The Company has elected the disclosure - only provision of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share amounts as of the year ended March 31 would have been reduced to the pro forma amounts indicated below.

                                       2004           2003         2002
                                    ----------     ---------     ---------
Net Income, As Reported             $4,263,163     3,231,161     2,509,586
Deduct: Total stock-based employee
 compensation expense determined
 under fair-value based method for
 all awards                         $ (241,193)     (205,804)     (111,908)
Net Income, Pro Forma               $4,021,970     3,025,357     2,397,678
Net Income Per Common Share
 (Basic), As Reported               $     1.70          1.29          1.00
Net Income Per Common Share
 (Basic), Pro Forma                 $     1.60          1.21          0.96
Net Income Per Common Share
 (Diluted), As Reported             $     1.66          1.26          0.98
Net Income Per Common Share
 (Diluted), Pro Forma               $     1.57          1.18          0.94

   (p)   Earnings Per Share
         ------------------
         Net income per share is computed by dividing consolidated net income by the weighted average number of common shares outstanding during the period. The treasury stock method is used to compute the dilutive effect of stock options in the diluted weighted average number of common shares. All per share data has been restated to reflect the 3-for-2 stock split that occurred during the year ended March 31, 2003.

                                     For the Year Ended
                        March 31, 2004                March 31, 2003
              ------------------------------  ------------------------------
                                    Per share                       Per share
                 Income     Shares   amounts    Income     Shares    amounts
              ----------  ---------  -------  ----------  ---------  -------
Basic EPS     $4,263,163  2,513,319  $  1.70  $3,231,161  2,508,774  $  1.29
Dilutive
 effect of:
  Stock
   Options             -     28,959   (0.024)          -     33,166    (0.02)
  ESOP                 -     18,432   (0.016)          -     16,667    (0.01)
              ----------  ---------  -------  ----------  ---------  -------
Diluted EPS   $4,263,163  2,560,710  $  1.66  $3,231,161  2,558,607  $  1.26
              ==========                      ==========

                                   For the Year Ended
                                     March 31, 2002
                          -----------------------------------
                                                     Per share
                             Income       Shares      amounts
                          ----------    ---------     -------

Basic EPS                 $2,509,586    2,506,709     $  1.00
Dilutive effect of:
  Stock Options                    -       34,068       (0.01)
  ESOP                             -       19,591       (0.01)
                          ----------    ---------     -------
Diluted EPS               $2,509,586    2,560,368     $  0.98
                          ==========

   (p)   Use of Estimates
         ----------------
         The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes To Consolidated Financial Statements

(1) Significant Accounting Policies, Continued
    ------------------------------------------

   (q)   Recently Issued Accounting Standards
         ------------------------------------

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148,
         "Accounting for Stock-based Compensation   Transition and
         Disclosure," an amendment of FASB Statement No. 123, "Accounting for Stock-based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 applicable to all companies with stock-based employee compensation, regardless of whether they account for compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the financial condition or operating results of the Company.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the interim period after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on the financial condition or operating results of the Company.

         In November 2002, the FASB issued Interpretation ("FIN") No. 45. "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The adoption of FIN No. 45 did not have any effect on the Company's financial position or results of operations.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which has a significant variable interest. FIN No. 46 provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 did not have any effect on the Company's financial position or results of operations.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes To Consolidated Financial Statements

(1) Significant Accounting Policies, Continued
    ------------------------------------------
         In March 2004, the FASB issued an exposure draft on "Share-Based Payment". The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for a) equity instruments of the enterprise or b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, will be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure proposes and b) December 15, 2005 for all other nonpublic entities. Earlier application is encouraged provided that financial statements for those earlier years have not yet been issued. Retrospectively application of this Statement is not permitted. The adoption of this Statement, if approved, is expected to have an impact on the Company's financial position or results of operations.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

   (r)   Risks and Uncertainties
         -----------------------
         In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk, and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable, the valuation of real estate held by the Company, and the valuation of loans held for sale and mortgage-backed securities available for sale. The Company is subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances, and operating restrictions, resulting form the regulators' judgements based on information available to them at the time of their examination.

   (s)   Reclassifications
         -----------------
         Certain amounts in prior years' consolidated financial statements have been reclassified to conform to current year classifications.

(2) Branch Sale
    -----------
    In February 2004, Security Federal Bank sold its Denmark, South Carolina branch to South Carolina Bank and Trust, N.A. of Orangeburg, South Carolina. Included in the sale, were approximately $13.6 million in deposits, $1.9 million in loans, and the branch building, furniture, and equipment. Security Federal Bank recorded a $1.5 million in gain on sale of branch, which includes gains on all the items in the previous sentence. Gain on sale of branch is included in "Other Income" as a separate line item in the income statement. Security Federal Bank also booked $200,000 as a contingency expense on the sale, which is included in the line item called "Other Expense" in the "General and Administrative Expenses" section of the income statement. The Bank has possible contingent liabilities for three years. Security Federal netted approximately $820,000 after tax and contingencies on the transaction.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes To Consolidated Financial Statements

(3) Investment and Mortgage-Backed Securities, Available for Sale
    -------------------------------------------------------------
    The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

                                            March 31, 2004
                      -------------------------------------------------------
                                          Gross       Gross
                                       Unrealized   Unrealized
                      Amortized Cost      Gains       Losses      Fair value
                      --------------   ----------   ---------    ------------
FHLB Securities        $ 14,019,302   $  260,728    $       -    $ 14,280,030
Federal Farm Credit
 Securities               2,019,623       22,567            -       2,042,190
FHLMC Bonds                 564,643       13,043            -         577,686
Mortgage-Backed
 Securities             156,696,460    1,437,219      621,766     157,511,913
                       ------------   ----------    ---------    ------------
                       $173,300,028   $1,733,557    $ 621,766    $174,411,819
                       ============   ==========    =========    ============


                                            March 31, 2003
                      -------------------------------------------------------
                                          Gross       Gross
                                       Unrealized   Unrealized
                      Amortized Cost      Gains       Losses      Fair value
                      --------------   ----------   ---------    ------------
FHLB Securities        $ 47,062,029   $  744,865    $  13,094    $ 47,793,800
Federal Farm Credit
 Securities               5,062,776       66,304            -       5,129,080
FHLMC Bonds                 804,637       11,114            -         815,751
Mortgage-Backed
 Securities             104,892,347    1,637,286      118,002     106,411,631
                       ------------   ----------    ---------    ------------
                       $157,821,789   $2,459,569    $ 131,096    $160,150,262
                       ============   ==========    =========    ============

    The amortized cost and fair value of investment and mortgage-backed securities available for sale at March 31, 2004 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties.

                                        Amortized Cost        Fair value
                                        --------------       ------------
       Less Than 1 Year                  $  2,000,000        $  2,064,070
       1 - 5 Years                          8,578,695           8,739,576
       More Than 5 Years                    6,024,873           6,096,260
       Mortgage-Backed Securities         156,696,460         157,511,913
                                         ------------        ------------
                                         $173,300,028        $174,411,819
                                         ============        ============

    At March 31, 2004, investment and mortgage-backed securities available for sale of $43.2 million were pledged as collateral for certain deposit accounts. In addition, the Bank had pledged $57.2 million of investment and mortgage-backed securities as collateral for FHLB advances and other borrowings.

    The Bank received approximately $2.4 million, $986,000, and $5.1 million in proceeds from sales of available for sale securities with approximately $7,700, $4,200, and $29,800 recorded in gross gains and no gross losses in the years ended March 31, 2004, 2003 and 2002, respectively.

             SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

               Notes To Consolidated Financial Statements

(3) Investment and Mortgage-Backed Securities, Available for Sale, Continued
    ------------------------------------------------------------------------
    The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual available for sale securities have been in a continuous unrealized loss position, at March 31, 2004.

               Less than 12 Months   12 Months or More           Total
             ---------------------  -------------------  ---------------------
                Fair     Unrealized    Fair   Unrealized    Fair    Unrealized
                Value      Losses      Value     Losses     Value     Losses
             -----------  --------  ----------  -------  -----------  --------
Mortgage-
 backed
 securities  $60,202,930  $602,149  $2,044,437  $19,617  $62,247,367  $621,766

    Securities classified as available-for-sale are recorded at fair market value. Approximately 3.2% of the unrealized losses, or two individual securities, consisted of securities in a continuous loss position for twelve months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based in industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

(4) Investment and Mortgage-Backed Securities, Held to Maturity
    -----------------------------------------------------------

    The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

                                            March 31, 2004
                      -------------------------------------------------------
                                          Gross       Gross
                                       Unrealized   Unrealized
                      Amortized Cost      Gains       Losses      Fair value
                      --------------   ----------   ---------    ------------
FHLB Securities        $ 57,943,983     $ 315,901   $ 86,661     $58,173,223
Federal Farm Credit
 Securities              13,009,727       132,504      1,881      13,140,350
Mortgage-Backed
 Securities                 349,797        22,886          -         372,683
                       -----------      --------    --------     -----------
                       $ 71,303,507     $ 471,291   $ 88,542     $71,686,256
                       ===========      ========    ========     ===========


                                            March 31, 2003
                      -------------------------------------------------------
                                          Gross       Gross
                                       Unrealized   Unrealized
                      Amortized Cost      Gains       Losses      Fair value
                      --------------   ----------   ---------    ------------
FHLB Securities         18,989,813      $ 15,661    $ 14,071     $18,991,403
Federal Farm Credit
 Securities              2,005,459        20,481           -       2,025,940
FNMA Securities        $    30,331            11           -          30,342
Mortgage-Backed
 Securities                940,930        51,592           -         992,522
                       -----------      --------    --------     -----------
                       $21,966,533      $ 87,745    $ 14,071     $22,040,207
                       ===========      ========    ========     ===========

              SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

               Notes To Consolidated Financial Statements

(4) Investment and Mortgage-Backed Securities, Held to Maturity, Continued
    ----------------------------------------------------------------------

    The amortized cost and fair value of investment and mortgage-backed securities held to maturity at March 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities due to call features on certain investments.

                                   Amortized Cost      Fair value
                                   --------------     ------------
       Less Than 1 Year             $         -        $         -
       1 - 5 Years                   28,959,255         29,203,490
       More Than 5 Years             41,994,455         42,110,083
       Mortgage-Backed Securities       349,797            372,683
                                    -----------        -----------
                                    $71,303,507        $71,686,256
                                    ===========        ===========

    At March 31, 2004, investment and mortgage-backed securities held to maturity of $10.0 million were pledged as collateral for certain deposit accounts. In addition, the Bank had pledged $33.0 million of investment and mortgage-backed securities as collateral for FHLB advances and other borrowings.

    The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual held to maturity securities have been in a continuous unrealized loss position, at March 31, 2004.

               Less than 12 Months   12 Months or More           Total
             ---------------------  -------------------  ---------------------
                Fair     Unrealized    Fair   Unrealized    Fair    Unrealized
                Value      Losses      Value     Losses     Value     Losses
             -----------  --------  ----------  -------  -----------  --------
 FHLB        $9,935,020   $88,542    $     -    $    -   $9,935,020   $88,542

    No individual securities were in a continuous loss position for twelve months or more. The Company's held-to-maturity portfolio is recorded at amortized cost. The Company has the ability and intends to hold these securities to maturity. The Company believes, based on industry analysis reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

(5) Loans Receivable, Net
    ---------------------

    Loans receivable, net, at March 31 consisted of the following:

                                                  2004           2003
                                              ------------   ------------
       Residential Real Estate Loans          $109,722,301   $ 99,948,293
       Consumer Loans                           45,641,450     46,594,413
       Commercial Business And Real
        Estate Loans                           121,111,848    106,996,940
       Loans Held For Sale                       1,703,869      3,670,498
                                              ------------   ------------
                                               278,179,468    257,210,144
                                              ------------   ------------
       Less:
         Allowance For Loan Losses               5,763,935      4,911,224
         Loans In Process                       12,356,346      8,990,687
         Deferred Loan Fees                        164,527        152,577
                                              ------------   ------------
                                                18,284,808     14,054,488
                                              ------------   ------------
       Total Loans Receivable, Net            $259,894,660   $243,155,656
                                              ============   ============

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                Notes To Consolidated Financial Statements

(5) Loans Receivable, Net, Continued
    --------------------------------

    Changes in the allowance for loan losses for the years ended March 31 are summarized as follows:

                                            2004         2003         2002
                                         ----------   ----------   ----------

      Balance At Beginning Of Year       $4,911,224   $3,689,079   $2,784,117
      Provision For Loan Losses           1,200,000    1,800,000    1,525,000
      Charge Offs                          (669,591)    (909,494)    (817,680)
      Recoveries                            322,302      331,639      197,642
                                         ----------   ----------   ----------
      Total Allowance For Loan Losses    $5,763,935   $4,911,224   $3,689,079
                                         ==========   ==========   ==========

    The following table sets forth the amount of the Company's non-accrual loans and the status of the related interest income at March 31.

                                                       2004          2003
                                                    ----------    ----------

            Non-Accrual Loans                       $2,044,000    $1,040,000
                                                    ==========    ==========
            Interest Income That Would Have Been
             Recognized Under Original Terms        $  105,893    $   44,173
                                                    ==========    ==========

    Loans serviced for others at March 31, 2004, 2003, and 2002, were approximately $0, $646,000, and $671,000, respectively. On January 31, 2001, the Company sold the mortgage loan servicing for others to another bank. The gain on sale of servicing was $400,000. The Company sub-serviced the mortgage loans for the buyer of the servicing, until the transfer date of April 15, 2001.

    At March 31, 2004 and 2003, impaired loans amounted to $1.4 and $1.2 million, respectively. Losses on impaired loans are accounted for in the allowance for loan loss. For the years ended March 31, 2004 and 2003, the average recorded investment in impaired loans was $1.3 and $1.0 million, respectively.

    The Bank blanket pledges its portfolio of single family mortgage loans to secure FHLB advances.

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                Notes To Consolidated Financial Statements

(6) Premises and Equipment, Net
    ---------------------------

    Premises and equipment, net, at March 31 are summarized as follows:

                                                 2004          2003
                                             -----------    ----------

         Land                                $   426,163       496,163
         Buildings And Improvements            7,254,127     5,420,768
         Furniture And Equipment               5,874,011     5,295,138
         Construction In Progress                      -       397,080
                                             -----------    ----------
                                              13,554,301    11,609,149

         Less Accumulated Depreciation        (6,991,567)   (6,389,202)
                                             -----------    ----------
         Total Premises And Equipment, Net   $ 6,562,734     5,219,947
                                             ===========    ==========

    The construction in progress at March 31, 2003 was for a new branch facility in the city of Lexington, South Carolina that was completed and began operations in August 2003.

    Depreciation expense for the years ended March 31, 2004, 2003, and 2002 was approximately $845,000, $825,000, and $959,000, respectively.

    The Bank has entered into non-cancelable operating leases related to buildings and land. At March 31, 2004, future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows (by fiscal year):

                        2005             $  278,193
                        2006                273,967
                        2007                252,837
                        2008                250,737
                        2009                246,742
                        Thereafter        1,979,859
                                         ----------
                                         $3,282,335
                                         ==========

    Total rental expense amounted to $278,000, $209,000, and $190,000 for the years ended March 31, 2004, 2003 and 2002, respectively. Five lease agreements with monthly expenses of $7,083, $2,472, $2,113, $743, and $700 have renewal options of 45, 10, 10, 40, and 20 years, respectively.

(7) FHLB Stock
    ----------

    Every federally insured savings institution is required to invest in FHLB stock. No ready market exists for this stock and it has no quoted fair value. However, because redemption of this stock has historically been at par, it is carried at cost.

    The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to the greater of: (1) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year; or, (2) 1/20th of its advances (borrowings) from the FHLB of Atlanta. The Bank is in compliance with this requirement with an investment in FHLB of Atlanta stock of $4.8 million as of March 31, 2004.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(8) Deposits
    --------

    Deposits outstanding by type of account are summarized as follows:

                At March 31, 2004                 At March 31, 2003
            ------------------------------   -------------------------------
                                 Interest                           Interest
                       Weighted   Rate                  Weighted     Rate
                         Rate     Range         Amount     Rate      Range
            ---------- --------  ---------   ---------- --------   ---------
Checking
 Accounts  $ 80,738,298  0.47%  0.00-1.74%  $ 82,521,610   0.50%   0.00-1.98%
Money
 Market
 Accts.     158,587,076  1.97%  1.00-2.03%   102,396,950   2.21%   1.09-2.32%
Passbook
 Accounts    17,367,047  0.98%  0.00-1.50%    16,455,391   1.23%   0.00-2.50%
           ------------  ----   ---------   ------------   ----    ---------
Total       256,692,421  1.43%  0.00-2.03%   201,373,951   1.43%   0.00-2.50%
           ------------  ----   ---------   ------------   ----    ---------

Certificate
 Accounts:
0.00 -
 4.99%      122,599,195                      144,633,770
5.00 -
 6.99%       10,301,029                       12,437,463
7.00 -
 8.99%                -                           28,417
           ------------                     ------------
Total       132,900,224  2.26%  0.90-6.55%   157,099,650   2.92%   1.21-7.02%
           ------------  ----   ---------   ------------   ----    ---------
Total
 Deposits  $389,592,645  1.71%  0.00-6.55%  $358,473,601   2.08%   0.00-7.02%
           ============  ====   =========   ============   ====    =========

    The aggregate amount of short-term certificates of deposit with a minimum denomination of $100,000 was $47.0 million and $44.4 million at March 31, 2004 and 2003, respectively. The amounts and scheduled maturities of all certificates of deposit at March 31 are as follows:

                                                    March 31,
                                            ----------------------------
                                                2004            2003
                                            ------------    ------------

               Within 1 Year                $ 89,632,381    $118,710,363
               After 1 Year, Within 2          9,736,807      13,749,850
               After 2 Years, Within 3        14,831,103       3,160,787
               After 3 Years, Within 4        15,338,730       5,272,712
               After 4 Years, Within 5         3,361,203      16,205,938
               Thereafter                              -               -
                                            ------------    ------------
                                            $132,900,224    $157,099,650
                                            ============    ============

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                Notes To Consolidated Financial Statements

(9) Advances From Federal Home Loan Bank (FHLB) And Other Borrowings
    ----------------------------------------------------------------

    Advances from the FHLB at March 31 are summarized by year of maturity and weighted average interest rate below:

                                     2004                    2003
                         ------------------------- -------------------------
 Year Ending March 31       Amount   Weighted Rate    Amount   Weighted Rate
                         ----------- ------------- ----------- -------------
 2004                    $         -         -     $ 1,700,000     1.48%
 2005                     13,336,000      4.92%     10,072,000     6.14%
 2006                     33,000,000      4.09%     23,000,000     4.93%
 2007                     10,000,000      2.66%              -        -
 2008                     10,000,000      2.96%     10,000,000     2.96%
 Thereafter               30,000,000      2.96%      5,000,000     3.35%
                         -----------      ----     -----------     ----
                         $96,336,000      3.59%    $49,772,000     4.50%
                         ===========      ====     ===========     ====


    These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank's portfolio of residential first mortgage loans and approximately $53.7 million of investment securities. Advances are subject to prepayment penalties.

    The following tables show callable FHLB advances as of the dates indicated. These advances are also included in the above table. All callable advances are callable at the option of the FHLB. If an advance is called, the Bank has the option to payoff the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

                           As of March 31, 2004
----------------------------------------------------------------------------
Borrow Date  Maturity Date     Amount     Int. Rate    Type      Call Dates
-----------  -------------  -----------   --------- ----------  ------------
 11/10/00      11/10/05     $ 5,000,000     5.85%   Multi-Call   5/10/04 and
                                                                  quarterly
                                                                  thereafter
 09/04/02      09/04/07       5,000,000     2.82%   1 Time Call  09/04/05
 11/07/02      11/07/12       5,000,000     3.354%  1 Time Call  11/07/07
 03/10/03      03/10/06       5,000,000     1.15%   Multi-Call   06/10/04 and
                                                                  quarterly
                                                                  thereafter
 10/24/03      10/24/08      10,000,000     2.705%  Multi-Call   10/24/06 and
                                                                  quarterly
                                                                  thereafter
 12/10/03      12/10/08       5,000,000     2.16%   Multi-Call   12/12/05 and
                                                                  quarterly
                                                                  thereafter
 02/20/04      02/20/14       5,000,000     3.225%  1 Time Call  02/20/09


                           As of March 31, 2003
----------------------------------------------------------------------------
Borrow Date  Maturity Date     Amount     Int. Rate    Type      Call Dates
-----------  -------------  -----------   --------- ----------  ------------
 11/10/00      11/10/05     $ 5,000,000     5.85%   Multi-Call   5/10/03 and
                                                                  quarterly
                                                                  thereafter
 09/04/02      09/04/07       5,000,000     2.82%   1 Time Call  09/04/05
 11/07/02      11/07/12       5,000,000     3.354%  1 Time Call  11/07/07
 03/10/03      03/10/06       5,000,000     1.15%   Multi-Call   03/10/04 and
                                                                  quarterly
                                                                  thereafter

    At March 31, 2004, the Bank had $35.7 million in additional borrowing capacity at the FHLB.

    The Bank had $5.5 million and $4.2 million in other borrowings (non-FHLB advances) at March 31, 2004 and 2003, respectively. These borrowings consisted of repurchase agreements with certain commercial demand deposit customers for sweep accounts. The interest rate paid on these borrowings
    floats monthly with the 13 week Treasury bill.   At March 31, 2004 and
    2003, the interest rate paid on these borrowings was 0.93% and 1.17%, respectively. The Bank had pledged $36.4 million in investment securities at March 31, 2004 and $5.1 million at March 31, 2003, respectively, as collateral for these borrowings.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

(10) Income Taxes
     ------------

    Income tax expense is comprised of the following:

                                         For the Years Ended March 31,
                                      ----------------------------------
                                         2004        2003        2002
                                      ----------   ---------   ---------
     Current:
       Federal                        $2,948,661   2,380,675   1,799,303
       State                             356,824     247,582     200,700
                                      ----------   ---------   ---------
     Total Current Tax Expense         3,305,485   2,628,257   2,000,003
                                      ----------   ---------   ---------
     Deferred:
       Federal                          (653,360)   (525,982)   (348,904)
       State                            (200,482)   (161,396)   (136,800)
                                      ----------   ---------   ---------
     Total Deferred Tax Expense         (853,842)   (687,378)   (485,704)
                                      ----------   ---------   ---------
     Total Income Tax Expense         $2,451,643   1,940,879   1,514,299
                                      ==========   =========   =========

    The Company's income taxes differ from those computed at the statutory federal income tax rate, as follows:

                                         For the Years Ended March 31,
                                      -----------------------------------
                                         2004        2003         2002
                                      ----------   ----------   ----------
   Tax At Statutory Income Tax Rate   $2,283,034   $1,758,494   $1,368,121
   State Tax And Other                   168,609      182,385      146,178
                                      ----------   ----------   ----------
   Total Income Tax Expense           $2,451,643   $1,940,879   $1,514,299
                                      ==========   ==========   ==========

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

                                                    At March 31,
                                                2004           2003
                                             ----------     ----------
Deferred Tax Assets:
  Provision For Loan Losses                  $2,305,574     $1,964,489
  Goodwill Tax Basis Over Financial
   Statement Basis                              466,440        568,208
  Net Fees Deferred For Financial Reporting     190,114        185,108
  Other                                         173,311         86,292
                                             ----------     ----------
Total Gross Deferred Tax Assets               3,135,439      2,804,097
                                             ----------     ----------
Deferred Tax Liabilities:
  Unrealized Gain On Securities Available
   For Sale                                     422,036        883,888
  FHLB Stock Basis Over Tax Basis               133,367        133,367
  Depreciation                                  265,318        192,599
  Other                                               -        133,367
                                             ----------     ----------
Total Gross Deferred Tax Liability              820,721      1,343,221
                                             ----------     ----------
Net Deferred Tax Asset                       $2,314,718     $1,460,876
                                             ==========     ==========


    The balance of the change in the net deferred tax asset results from the current period deferred tax expense of $853,842. The net deferred tax asset is included in other assets in the accompanying consolidated balance sheets.

    No valuation allowance for deferred tax assets was required at March 31, 2004 and 2003. The realization of net deferred tax assets may be based on utilization of carrybacks to prior taxable periods, anticipation of future taxable income in certain periods, and the utilization of tax planning strategies. Management has determined that the net deferred tax asset can be supported based upon these criteria.

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

    As of March 31, 2004 and 2003, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank had to maintain total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage ratios at 10%, 6%, and 5%, respectively. There are no conditions or events that management believes have changed the Bank's classification.

    The Bank's regulatory capital amounts and ratios are as follows as of the dates indicated:

                                                                To Be Well
                                                             Capitalized Under
                                                     For     Prompt Corrective
                                                   Capital        Action
                                    Actual         Adequacy     Provisions
                                 ------------   -------------  -------------
                                 Amount  Ratio  Amount  Ratio  Amount  Ratio
                                 ------  -----  ------  -----  ------  -----
                                           (Dollars in Thousands)
March 31, 2004
Tier 1 Risk-Based Core Capital
  (To Risk Weighted Assets)     $32,140  11.8%  10,917   4.0%   16,376  6.0%
Total Risk-Based Capital
  (To Risk Weighted Assets)     $35,498  13.0%  21,834   8.0%   27,293 10.0%
Tier 1 Leverage (Core) Capital
  (To Adjusted Tangible Assets) $32,140   6.1%  21,093   4.0%   26,366  5.0%
Tangible Capital
  (To Tangible Assets)          $32,140   6.1%  10,546   2.0%   26,366  5.0%

March 31, 2003
Tier 1 Risk-Based Core Capital
  (To Risk Weighted Assets)     $28,879  11.8%   9,806   4.0%   14,709  6.0%
Total Risk-Based Capital
  (To Risk Weighted Assets)     $31,791  13.0%  19,612   8.0%   24,515 10.0%
Tier 1 Leverage (Core) Capital
  (To Adjusted Tangible Assets) $28,879   6.5%  17,762   4.0%   22,203  5.0%
Tangible Capital
  (To Tangible Assets)          $28,879   6.5%   8,881   2.0%   22,203  5.0%


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

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes To Consolidated Financial Statements

(12) Employee Benefit Plans
     ----------------------

    The Company is participating in a multiple employer defined contribution employee benefit plan covering substantially all employees with six months or more of service. The Company matches a portion of the employees' contributions and the plan has a discretionary profit sharing provision. The total employer contributions were $256,000, $215,000, and $207,000 for the years ended March 31, 2004, 2003, and 2002, respectively.

    The Company has an Employee Stock Ownership Plan ("ESOP") for the exclusive benefit of employee participants. The discretionary contributions for the years ended March 31, 2004, 2003, and 2002 were $0, $123,000, and $109,000, respectively. The ESOP from time to time borrows funds from financial institutions to purchase the Company's stock. The balance of the loan was $337,000 and $445,000 at March 31, 2004 and 2003, respectively. The Company carries the debt as a liability and a reduction in equity, although the Company neither endorses nor guarantees the loan. The loan is repaid by Company contributions to the trustee, who in turn makes the loan payment to the financial institution. The Company plans to terminate the ESOP during fiscal 2005 and concentrate contributions to the defined benefit plan, due to the high costs of administration of the ESOP.

    Certain officers of the Company participate in an incentive stock option plan. Options are granted at exercise prices not less than the fair value of the Company's common stock on the date of the grant. The following is a summary of the activity under the Company's incentive stock option plan for the years ended March 31, 2004, 2003, and 2002.

                             2004               2003                2002
                       -----------------  -----------------  -----------------
                               Weighted          Weighted            Weighted
                                  Avg.              Avg.                Avg.
                                Exercise          Exercise           Exercise
                       Shares    Price    Shares    Price    Shares    Price
                       -----------------  -----------------  -----------------
Balance, Beginning of
 Year                  114,366  $ 15.77  122,334   $ 15.31   123,834  $ 15.24
  Options granted       31,000    22.97    6,000     22.39     3,000    20.00
  Options exercised      3,467     5.33    3,468      5.33         -        -
  Options forfeited     11,760    11.12   10,500     17.62     4,500    16.67
                       -------           -------             -------
Balance, March 31      130,139  $ 18.18  114,366   $ 15.77   122,334  $ 15.31
                       =======           =======             =======

    At March 31, 2004, the Company had the following options outstanding:

            Outstanding                  Earliest Date
Grant Date    Options    Option Price     Exercisable       Expiration Date
----------  -----------  ------------   --------------     -----------------
 1/07/97       4,639       $ 5.33      1/1/04 to 1/1/06   12/31/04 to 12/31/06

10/19/99      79,500       $16.67     10/1/04 to 10/01/08  9/30/05 to 9/30/09

10/19/99       6,000       $18.33          10/01/03              9/30/04

 4/17/01       3,000       $20.00      5/1/06 to 5/1/10    4/30/07 to 4/30/11

 1/16/03       6,000       $22.39      1/1/08 to 1/1/12         12/31/12

  9/1/03       3,000       $24.00      9/1/08 to 9/1/12          8/31/13

 12/1/03       3,000       $23.65     12/1/08 to 12/1/12        11/30/13

 1/01/04      12,000       $24.22      1/1/09 to 1/1/13         12/31/13

  3/8/04      13,000       $21.43      3/1/09 to 3/1/13          2/28/14

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                Notes To Consolidated Financial Statements

(12) Employee Benefit Plans, Continued
     ---------------------------------

    The options listed on the previous page vest over ten years with the first vesting earned after five years and 20% vesting earned evenly in years six through ten except for the 6,000 shares granted on 10/19/99 which fully vest on 10/1/03. All options, issued prior to January 16, 2003, which vest must be exercised within one year of vesting, except those granted during the year ended March 31, 2004 or later, which may be exercised anytime between the beginning of the sixth year and the end of the tenth year after the grant date.

    There were 17,000 options available for granting at March 31, 2004.

    The incentive stock option plan adopted by the Company includes a provision for tandem stock appreciation rights ("SARs"). Options granted after March 31, 2002, were not granted in tandem with SAR's, while options granted before March 31, 2002 were granted in tandem with SAR's. Upon vesting, these stock appreciation rights are exercisable in lieu of the stock options granted to the employee. Upon exercise, the employee chooses the option or SAR feature, and the tandem instrument is cancelled. The Company accounts for incentive stock options and tandem SARs under Accounting Principles Board ("APB") Option No. 25, "Accounting for Stock Issued to Employees". APB No. 25 states that compensation cost for a combination plan permitting an employee to elect one part should be measured according to the terms that an employee is mostly likely to elect based on the facts available each period. Due to the personal income tax implications of SARs under the Internal Revenue Code, employees have historically elected to exercise options rather than the SARs. Accordingly, the Company has elected to measure compensation cost for stock options as required by APB No. 25, rather than for the SARs.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants: Dividend yield of $.08 per share for options granted during the years ended 2004, 2003 and 2002, expected volatility of 21.4% for options granted in 2004, 10.7% for options granted in 2003, and 30% for options granted in 2002, risk-free interest rate of 3.78% to 4.45% for options granted in 2004, 3.35% for options granted in 2003, and 5.9% for options granted in 2002, and expected lives of 6-10 years.

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

    Financial instruments where the contract amount represents the Bank's credit risk include commitments under pre-approved but unused lines of credit of $39.4 million and $30.9 million, undisbursed loans in process totaled $12.4 million and $9.0 million, and letters of credit of $562,000 and $728,000 at March 31, 2004 and 2003, respectively. At March 31, 2004 and 2003, the fair value of standby letters of credit was immaterial.

    These loan and letter of credit commitments are subject to the same credit policies and reviews as loans on the balance sheet. Collateral, both the amount and nature, is obtained based upon management's assessment of the credit risk. Since many of the extensions of credit are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. In addition to these loan commitments noted above, the Bank had unused credit card loan commitments of $2.5 million and $2.4 million at March 31, 2004 and 2003, respectively. Outstanding commitments on mortgage loans not yet closed amounted to $429,000 and $200,000 at March 31, 2004 and 2003, respectively. Such commitments, which are funded subject to certain limitations, extend over varying periods of time with the majority being funded within 45 days. At March 31, 2004 and 2003, the Bank had outstanding commitments to sell approximately $1.7 and $3.7 million of loans, which encompassed the Bank's held for sale loans. The Bank also has commitments to sell mortgage loans not yet closed, on a best efforts basis. Best efforts means the Bank suffers no penalty if they are unable to deliver the loans to the potential buyers. The fair value of the Bank's commitment to originate mortgage loans at committed interest rates and to sell such loans to permanent investors is insignificant.

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                Notes To Consolidated Financial Statements

(14) Related Party Transactions
     --------------------------

    At March 31, 2004, the total aggregate indebtedness to the Bank by executive officers and directors of the Bank and Company, whose individual indebtedness exceeded $60,000, at any time over the period since April 1, 2002,was $517,000. There was $137,000 in additional loans to executive officers and directors whose individual indebtedness exceeded $60,000 during fiscal 2004. Repayments on these loans totaled approximately $103,000. Loans to all employees, officers, and directors of the Company, in the aggregate constituted approximately 6.51% of the total shareholders' equity of the Company at March 31, 2004. At March 31, 2004, deposits from executive officers and directors of the Bank and Company and their related interest in aggregate approximated $2.4 million.

    The Company rents office space from a company in which a director and an officer of the Company and the Bank have an ownership interest. The Bank incurred expenses of $30,000, $29,000, and $29,000 for rent for the years ended March 31, 2004, 2003 and 2002, respectively. Management is of the opinion that the transactions with respect to office rent are made on terms that are comparable to those which would be made with unaffiliated persons.

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

                       Condensed Balance Sheet Data

                                                     At March 31,
                                              --------------------------
                                                 2004            2003
                                              -----------    -----------
     Assets:
       Cash                                   $   956,582    $   146,206
       Investment In Security Federal Bank     32,829,876     30,324,359
       Income Tax Receivable From Bank             31,538         33,181
                                              -----------    -----------
     Total Assets                             $33,817,996    $30,503,746
                                              ===========    ===========

     Liability And Shareholders' Equity:
       Accounts Payable                       $     9,109    $    19,108
       Indirect Guarantee of ESOP Debt            336,972        444,685
       Shareholders' Equity                    33,471,915     30,039,953
                                              -----------    -----------
     Total Liabilities And Shareholders'
      Equity                                  $33,817,996    $30,503,746
                                              ===========    ===========

                  Condensed Statements of Income Data

                                           For the Years Ended March 31,
                                       --------------------------------------
                                          2004          2003          2002
                                       ----------    ----------    ----------
     Income:
       Equity In Earnings Of Security
        Federal Bank                   $4,260,347    $3,232,989    $2,510,729
        Miscellaneous Income               10,000             -           406
                                       ----------    ----------    ----------
                                        4,270,347     3,232,989     2,511,135
     Expenses:
       Other Expenses                       7,184         1,828         1,549
                                       ----------    ----------    ----------
     Net Income                        $4,263,163    $3,231,161    $2,509,586
                                       ==========    ==========    ==========

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

(15) Security Federal Corporation Condensed Financial Statements (Parent
     -------------------------------------------------------------------
     Company Only), Continued
     ------------------------

                  Condensed Statements of Cash Flow Data

                                           For the Years Ended March 31,
                                       --------------------------------------
                                          2004          2003          2002
                                       ----------    ----------    ----------
Operating Activities:
  Net Income                          $ 4,263,163   $ 3,231,161   $ 2,509,586
  Adjustments To Reconcile Net Income
   To Net Cash Provided By (Used In)
   Operating Activities:
   Equity In Earnings Of Security
    Federal Bank                       (4,260,347)   (3,232,989)   (2,510,729)
   Equity In Earnings (Loss) Of Real
    Estate Partnership                          -             -             -
   Recovery of Previously Recognized
    Loss                                        -             -             -
   (Increase) Decrease In Income Taxes
    Receivable And Other Assets             1,644        (1,123)         (700)
   Decrease In Accounts Payable           (10,000)       (2,936)            -
                                      -----------   -----------   -----------
Net Cash Provided By (Used In)
 Operating Activities                      (5,540)       (5,887)       (1,843)
                                      -----------   -----------   -----------
Investing Activities:
  Dividend Received From Security
   Federal Bank                       $ 1,000,000             -             -
                                      -----------   -----------   -----------
Net Cash Provided By Investing
 Activities                           $ 1,000,000             -             -
                                      -----------   -----------   -----------
Financing Activities:
  Exercise of Stock Options                18,479        18,496             -
  Purchase of Fractional Shares Due
   To Stock Split                               -          (122)            -
  Dividends Paid                         (202,563)     (151,677)     (134,740)
                                      -----------   -----------   -----------
Net Cash Provided By (Used In)
 Financing Activities                    (184,084)     (133,303)     (134,740)
Net Increase (Decrease) In Cash           810,376      (139,190)     (136,583)
Cash At Beginning Of Year                 146,206       285,396       421,979
                                      -----------   -----------   -----------
Cash At End Of Year                   $   956,582   $   146,206   $   285,396
                                      ===========   ===========   ===========

(16) Carrying Amounts and Fair Value of Financial Instruments
     --------------------------------------------------------

    The carrying amounts and fair value of financial instruments are summarized below:

                                               At March 31,
                               ---------------------------------------------
                                       2004                    2003
                               ---------------------   ---------------------
                               Carrying   Estimated    Carrying   Estimated
                                Amount    Fair Value    Amount    Fair Value
                               --------   ----------   ---------  ----------
                                              (In Thousands)
Financial Assets:
  Cash And Cash Equivalents    $  6,749   $  6,749     $  8,239   $  8,239
  Investment And Mortgage-Back
   Securities                  $244,604   $246,098     $179,788   $182,190
  Loans Receivable, Net        $259,895   $260,042     $243,156   $250,022
  Federal Home Loan Bank Stock $  4,817   $  4,817     $  2,859   $  2,859

Financial Liabilities:
  Deposits:
    Checking, Savings, and
     Money Market Accounts     $256,692   $256,692     $201,374   $201,374
    Certificate Accounts       $132,900   $117,389     $157,100   $160,818
  Advances From Federal Home
   Loan Bank                   $ 96,336   $104,653     $ 49,772   $ 51,792
  Other Borrowed Money         $  5,477   $  5,477     $  4,193   $  4,193

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(16) Carrying Amounts and Fair Value of Financial Instruments, Continued
     -------------------------------------------------------------------

    At March 31, 2004, the Bank had $54.9 million of off-balance sheet financial commitments. These commitments are to originate loans and unused consumer lines of credit and credit card lines. Because these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

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

              SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

               Notes To Consolidated Financial Statements

(17) Quarterly Financial Data (Unaudited)
     -----------------------------------

    Unaudited condensed financial data by quarter for fiscal year 2004 and 2003 is as follows (amounts, except per share data, in thousands):

                                         Quarter ended
                   -----------------------------------------------------------
2003-2004          June 30, 2003  Sept. 30, 2003  Dec. 31, 2003  Mar. 31, 2004
                   -------------  --------------  -------------  -------------

Interest Income     $    5,614      $    5,504      $    5,883    $    6,010
Interest Expense         2,388           2,298           2,413         2,507
                    ----------      ----------      ----------    ----------
  Net Interest
   Income                3,226           3,206           3,470         3,503
Provision for Loan
 Losses                    300             300             300           300
                    ----------      ----------      ----------    ----------
  Net Interest Income
   after Provision
   for Loan Losses       2,926           2,906           3,170         3,203
Non-interest Income      1,200           1,059             796         2,180
Non-interest Expense     2,649           2,577           2,560         2,938
                    ----------      ----------      ----------    ----------
  Income before
   Income Tax            1,477           1,388           1,406         2,445
Provision for
 Income taxes              554             498             503           897
                    ----------      ----------      ----------    ----------
  Net Income        $      923      $      890      $      903    $    1,548
                    ==========      ==========      ==========    ==========
Basic Net Income
 per Common Share   $     0.37      $     0.35      $     0.36    $     0.62
                    ==========      ==========      ==========    ==========
Diluted Net Income
 per Common Share   $     0.36      $     0.35      $     0.35    $     0.60
                    ==========      ==========      ==========    ==========
Basic Weighted
 Average Shares
 Outstanding         2,510,526       2,512,600       2,513,958     2,516,191
                    ==========      ==========      ==========    ==========
Diluted Weighted
 Average Shares
 Outstanding         2,558,299       2,568,601       2,561,891     2,554,050
                    ==========      ==========      ==========    ==========


                                         Quarter ended
                   -----------------------------------------------------------
2002-2003          June 30, 2002  Sept. 30, 2002  Dec. 31, 2002  Mar. 31, 2003
                   -------------  --------------  -------------  -------------

Interest Income     $    6,002     $    6,001       $    5,972    $    5,685
Interest Expense         2,512          2,538            2,547         2,419
                    ----------     ----------       ----------    ----------
  Net Interest
   Income                3,490          3,463            3,425         3,266
Provision for Loan
 Losses                    450            450              450           450
                    ----------     ----------       ----------    ----------
  Net Interest Income
   after Provision
   for Loan Losses       3,040          3,013            2,975         2,816
Noninterest Income         799            882            1,108         1,022
Noninterest Expense      2,684          2,579            2,597         2,623
                    ----------     ----------       ----------    ----------
  Income before
   Income Tax            1,155          1,316            1,486         1,215
Provision for Income
 taxes                     438            502              559           442
                    ----------     ----------       ----------    ----------
  Net Income        $      717     $      814       $      927    $      773
                    ==========     ==========       ==========    ==========
Basic Net Income
 per Common Share   $     0.29     $     0.32       $     0.37    $     0.31
                    ==========     ==========       ==========    ==========
Diluted Net Income
 per                $     0.28     $     0.32       $     0.36    $     0.30
                    ==========     ==========       ==========    ==========
Basic Weighted
 Average Shares
 Outstanding         2,507,573      2,509,707        2,509,484     2,508,331
                    ==========     ==========       ==========    ==========
Diluted Weighted
 Average Shares
 Outstanding         2,564,795      2,565,969        2,559,299     2,555,176
                    ==========     ==========       ==========    ==========

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                         SHAREHOLDERS INFORMATION

ANNUAL MEETING
The annual meeting of shareholders will be held at 2:00 p.m., Thursday, July 22, 2004 at the City of Aiken Municipal Conference Center, 215 The Alley, Aiken, SC.

STOCK LISTING
The Company's stock is traded on the Over-The-Counter-Bulleting Board under the symbol "SFDL". The stock began trading on the Bulletin Board in October 2003.

PRICE RANGE OF COMMON STOCK
The table below shows the range of high and low bid prices. These prices represent actual transactions and do not include retail markups, markdowns or commissions. Market makers include Sterne, Agee, and Leach, Inc., Trident Securities, Inc., A.G. Edwards and Sons, Inc., Hill, Thompson, and Magid, and Monroe Securities, Inc.

                  Quarter Ending       High        Low
                  --------------     -------     -------
                     06-30-02        $ 24.00     $ 21.67
                     09-30-02        $ 22.99     $ 22.11
                     12-31-02        $ 22.31     $ 21.33
                     03-31-03        $ 21.33     $ 20.00
                     06-30-03        $ 20.98     $ 20.98
                     09-30-03        $ 24.50     $ 22.25
                     12-31-03        $ 25.50     $ 23.25
                     03-31-04        $ 25.40     $ 19.75

The prices in the table above are adjusted for a 3-for-2 stock split which occurred in the fiscal year ended March 31, 2003.

As of March 31, 2004, the Company had approximately 475 shareholders and 2,533,291 outstanding shares of common stock.

DIVIDENDS
The first quarterly dividend on the stock was paid to shareholders on March 15, 1991. Dividends will be paid upon the determination of the Board of Directors that such payment is consistent with the long-term interest of the Company. The factors affecting this determination include the Company's current and projected earnings, operating results, financial condition, regulatory restrictions, future growth plans, and other relevant factors. The Company declared and paid dividends of $0.0133 per share for each of the four quarters of the fiscal year ended March 31, 2002. In fiscal year ended March 31, 2003, the Company paid cash dividends of $0.0133 for the first three quarters of the fiscal year. After the 3-for-2 stock split which occurred during the quarter ended March 31, 2003, the Company paid $0.02 per share cash dividend for that quarter. The cash dividends are stated on a post split basis. The Company paid $0.02 per share cash dividends for each of the quarters during fiscal 2003-2004.

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

                          SHAREHOLDER INFORMATION


ANNUAL AND OTHER REPORTS

The Company is required to file an annual report on Form 10-K for its fiscal year ended March 31, 2004 with the Securities and Exchange Commission. Copies of Form 10-K, Security Federal Corporation's annual report, and the Company's quarterly reports may be obtained from and inquiries may be addressed to Mrs. Ruth L. Vance of Security Federal Corporation.



GENERAL INQUIRIES       TRANSFER AGENT         SPECIAL COUNSEL

Mrs. Ruth L. Vance      Security Federal       Breyer & Associates, PC
Security Federal         Corporation           Suite 785
 Corp.                  1705 Whiskey Road, S   8180 Greensboro Drive
1705 Whiskey Road, S    P.O. Box 810           McLean, VA 22102
P.O. Box 810            Aiken, SC 29802-0810
Aiken, SC 29802-0810
Phone: 803-641-3000
Toll free: 866-581-3000


INDEPENDENT AUDITORS

Elliott Davis, LLC
211 York Street, N.E.
Suite One
P.O. Box 930
Aiken, SC 29802-0930

BOARD OF DIRECTORS

T. Clifton Weeks              Sen. Thomas L. Moore    Harry O. Weeks, Jr.
Chairman                      President               Business Dev. Executive
Security Federal Corporation  Boiler Efficiency, Inc. Hutson-Etherredge Co.
Aiken, SC                     Clearwater, SC          Aiken, SC

Dr. Robert E. Alexander       Timothy W. Simmons      J. Chris Verenes
Chancellor Emeritus           President/CEO           President
Univ. of SC at Aiken          Security Federal Corp.  Security Federal Bank
Aiken, SC                     Aiken, SC               Aiken, SC

Hon. William Clyburn          G. L. Toole, III
Advisor for Community         Attorney-At-Law
 Alliances                    Aiken, SC
WSRC
Aiken, SC


Directors Emeriti:

Walter E. Brooker, Sr.
President, Brooker's Inc.
Denmark, SC

Robert E. Johnson
Corporate Secretary
Attorney-At-Law (Retired)
Aiken, SC

BANK ADVISORY BOARDS

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


Sen. Thomas L. Moore      John P. Potter
President                 Director of Finance
Boiler Efficiency, Inc.   City of North Augusta
Clearwater, SC            North Augusta, SC


WAGENER

M. Judson Busbee   Chad G. Ingram         Mary T. Lybrand  Michael L. Miller
Owner              Vice President         Retired Banker   Anesthesiologist
Busbee Hardware    New World Enterprises  Wagener, SC      Palmetto Health
Wagener, SC        Wagener, SC                             Richland Memorial
                                                            Hospital
                                                  Columbia, SC
Richard H. Sumpter
Retired Educator
Wagener, SC



MIDLAND VALLEY

Charles A. Hilton         Rev. Nathaniel Irvin, Sr.       Gloria Busch-Johnson
General Manager           Pastor                          Consultant
Breezy Hill               Old Storm Branch                Aiken, SC
 Water& Sewer  Baptist     Baptist Church
Graniteville, SC          Clearwater, SC


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


Dianne Light              Donald T. Martin         Sandra Dooley Parker
Owner                     Controller, CPA          Attorney
Diane's on Devine         Nexsen, Pruet, Jacobs    Dooley, Dooley, Spence,
 & Dipmato's Deli          & Pollard, LLP           Parker & Hipp, PA
Columbia, SC              West Columbia, SC        Lexington, SC


L. Todd Sease             Sen. Nikki G. Setzler     Jan Hook-Stamps
Partner                   Sr. Partner               Owner
Jumper, Carter, Sease     Setzler & Scott, PA       Southern Anesthesia &
 Architects, PA            Law Firm                  Surgical Co.
Columbia, SC              West Columbia, SC         West Columbia, SC

MANAGEMENT TEAM


T. Clifton Weeks       Chairman of Security Federal Corporation
Timothy W. Simmons     Chairman and Chief Executive Officer
G. L. Toole, III       Vice President
Robert E. Johnson      Corporate Secretary
J. Chris Verenes       President
Roy G. Lindburg        Treasurer and Chief Financial Officer
Floyd J. Blackmon      Senior Vice President and Chief Operations Officer
Francis M. Thomas, Jr. Senior Vice President - Aiken Area Executive
Marian A. Shapiro      Senior Vice President - Midlands Area Executive
Sandra M. Bartlett     Vice President - Human Resources
Kathryn Y. Carr        Vice President - Special Assets
Carol P. McCleskey     Vice President and Branch Coordinator
Harley G. Henkes       Internal Auditor and Compliance/Security Officer
Gabriele C. Dukes      Vice President - Financial Counseling/Community
                         Development
Rodney K. Ingle        Vice President - Business Development/Commercial Loans
Joseph C. Taylor       Vice President - Operations Officer
Audrey Varn            Vice President - Trust Administration
Janice S. Hauerwas     Vice President - Mortgage Loan Originator
Gregory D. Warfield    Vice President - Mortgage Loan Originator
James E. Bristow       Vice President - Business Development/Commercial Loans
Lawrence M. Moran      Vice President - Business Development/Commercial Loans
Paul T. Rideout        Vice President - Business Development/Commercial Loans
Etta A. Petroff        Assistant Vice President - Mortgage Loan Production/
                        Secondary Marketing
Ruth L. Vance          Assistant Secretary and Assistant Vice President
Margaret A. Hurt       Assistant Treasurer - Accounting
Laura B. Conway        Assistant Vice President - Operations
Kathi J. Snipes        Assistant Vice President - Financial Counseling
Patricia B. Moseley    Assistant Vice President - Loan and Credit Card
                         Servicing
Ann C. Johnson         Assistant Vice President - Purchasing and Facilities
                         Management
Elsie K. Dicks         Assistant Vice President - Credit Administration
Barbara J. Davis       Assistant Vice President - Mortgage Loan Underwriter
S. Kevin Price         Assistant Vice President - Community Development
Jason S. Redd          Assistant Vice President - Trust, Investment &
                        Insurance




BRANCH LOCATIONS

Whiskey Road, Aiken, SC
Dana S. Hall, Assistant Vice President/Manager

North Augusta, SC
S. Elaine Ivey, Assistant Vice President/Manager

Laurens Street, Aiken, SC
Vicky W. Moseley, Assistant Vice President/Manager

Richland Avenue, Aiken, SC
Nicole W. Simmons, Assistant Vice President/Manager

Wal-Mart, Aiken, SC
Tonya Key, Manager

Graniteville, SC
Kathy S. Williamson, Assistant Vice President/Manager

Langley, SC
Pat W. Guglieri, Assistant Vice President/Manager

Clearwater, SC
Gail W. Dotson, Assistant Vice President/Manager

Wagener, SC
Sharon M. Swift, Assistant Vice President/Manager

West Columbia, SC
Mary B. Clark, Assistant Vice President/Manager

Lexington, SC
Geena B. Copeland, Assistant Vice President/Manager

SECURITY FEDERAL TRUST, INC.
offers expert administrative, investment, record-keeping and fiduciary services.


SECURITY FEDERAL INSURANCE, INC.
offers a complete range of insurance from the best underwriters in the industry to provide property and casualty, life, disability, group health and long term care insurance coverage.


SECURITY FEDERAL INVESTMENTS, INC.
offers advice-driven, personalized investment services to help customers achieve their financial goals.

                                  Exhibit 21

                        Subsidiaries of the Registrant



                                              State of         Percentage
Parent               Subsidiary               Incorporation    of Ownership
------               ----------               -------------    ------------

Security Federal
 Corporation         Security Federal Bank    United States       100%

Security Federal     Security Federal
 Bank                 Insurance               South Carolina      100%

                     Security Federal
                      Investments             South Carolina      100%

                     Security Federal Trust   South Carolina      100%

                     Security Financial       South Carolina      100%
                      Services Corporation

                                     Exhibit 23

                            Consent of Elliott Davis, LLC

          CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
          --------------------------------------------------------

The Board of Directors
Security Federal Corporation

     We consent to incorporation by reference in the Registration Statement No. 33-80008 on Form S-8 of our report dated April 30, 2004, relating to the consolidated balance sheet of Security Federal Corporation and subsidiaries as of March 31, 2004 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended, which report appears in the March 31, 2004 annual report on Form 10-K.


                               /s/Elliott Davis, LLC

Columbia, South Carolina
June 24, 2004

                                                                 Exhibit 31.1

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

Date: June 24, 2004

                                      /s/ Timothy W. Simmons
                                      --------------------------------------
                                      Timothy W. Simmons
                                      President and Chief Executive Officer

                                                                 Exhibit 31.2

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

Date: June 24, 2004

                                      /s/ Roy G. Lindburg
                                      --------------------------------------
                                      Roy G. Lindburg
                                      Treasurer and Chief Financial Officer

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


     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-K, that:

      1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

      2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.


/s/ Timothy W. Simmons                   /s/ Roy G. Lindburg
-------------------------------------    -------------------------------------
Timothy W. Simmons                       Roy G. Lindburg
President and Chief Executive Officer    Treasurer and Chief Financial Officer

Dated:  June 24, 2004