Form 10-Q
period 2004-06-30
SECURITY FEDERAL CORPORATION
filed 2004-08-13
CIK 818677

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC  20549

                                FORM 10 - Q


(Mark one)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD:
                    FROM:________________  TO:________________

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

                       YES     [ ]            NO    [X]


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

       CLASS:               OUTSTANDING SHARES AT:              SHARES:
   -------------------      ----------------------             ---------
  Common Stock, par           July 31, 2004                    2,533,291
 value $0.01 per share

                                       INDEX
-------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION (UNAUDITED)                             PAGE NO.

Item 1.  Financial Statements (Unaudited):

            Consolidated Balance Sheets at June 30, 2004 and March
              31, 2004                                                       1

            Consolidated Statement of Income for the Three Months
              Ended June 30, 2004 and  2003                                  2

            Consolidated Statements of Shareholders' Equity at June
              30, 2003and 2004                                               3

            Consolidated Statements of Cash Flows for the Three Months
              Ended June 30, 2004 and 2003                                   4

            Notes to Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis - of Results of Operations
         and Financial Condition                                            11

Item 3.  Quantitative and Qualitative Disclosure about Market Risk          17

Item 4.  Controls and Procedures                                            17

-------------------------------------------------------------------------------

PART II. OTHER INFORMATION

         Other Information                                                  18

         Signatures                                                         19


-------------------------------------------------------------------------------


                               SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                   Security Federal Corporation and Subsidiaries

                           Consolidated Balance Sheets

                                               June 30, 2004     March 31, 2004
                                               -------------     --------------
Assets:                                         (Unaudited)        (Audited)
 Cash And Cash Equivalents                    $   7,609,472     $   6,749,211
 Investment And Mortgage-Backed Securities:
  Available For Sale: (Amortized cost of
   $185,072,407 at June 30, 2004 and
   $173,300,028 at March 31, 2004)              182,601,227       174,411,819
  Held To Maturity: (Fair value of
   $77,384,947 at June 30, 2004 and
   $71,686,256 at March 31, 2004)               261,882,839        71,303,507
 Total Investment And Mortgage-Backed           -----------       -----------
  Securities                                    264,412,308       245,715,326
 Loans Receivable, Net:                         -----------       -----------
  Held For Sale                                   1,315,132         1,703,869
  Held For Investment: (Net of allowance
    of $5,921,549 at June 30, 2004 and
    $5,763,935 at March 31, 2004)               263,097,176       258,190,791
                                                -----------       -----------
 Total Loans Receivable, Net                    264,412,308       259,894,660
 Accrued Interest Receivable:                   -----------       -----------
  Loans                                             872,765           902,589
  Mortgage-Backed Securities                        592,185           549,541
  Investments                                       794,590           778,725
 Premises And Equipment, Net                      7,461,175         6,562,734
 Federal Home Loan Bank Stock, At Cost            5,576,600         4,816,800
 Repossessed Assets Acquired In Settlement
  Of Loans                                          155,000            50,869
 Other Assets                                     3,352,650         1,984,598
                                                -----------       -----------
Total Assets                                  $ 552,709,584     $ 528,005,053
                                                ===========       ===========

Liabilities And Shareholders' Equity
Liabilities:
 Deposit Accounts                             $ 402,155,052     $ 389,592,645
 Advances From Federal Home Loan Bank           109,831,000        96,336,000
 Other Borrowed Money                             5,612,708         5,477,023
 Advance Payments By Borrowers For Taxes
  And Insurance                                     484,148           317,421
 Other Liabilities                                2,565,520         2,810,049
                                                -----------       -----------
Total Liabilities                             $ 520,648,428     $ 494,533,138
                                                -----------       -----------
Shareholders' Equity:
 Serial Preferred Stock, $.01 Par Value;
  Authorized Shares - 200,000; Issued And
  Outstanding Shares - None                   $                 $           -
 Common Stock, $.01 Par Value; Authorized
  Shares - 5,000,000; Issued - 2,533,291 And
  Outstanding Shares - 2,519,562 At June 30,
  2004 And 2,533,291 And 2,516,191 At March
  31, 2004                                           25,333            25,333
 Additional Paid-In Capital                       4,013,674         4,013,674
 Indirect Guarantee Of Employee Stock
  Ownership Trust Debt                             (276,217)         (336,972)
 Accumulated Other Comprehensive Income (Loss)   (1,533,120)          689,755
 Retained Earnings, Substantially Restricted     29,831,486        29,080,125
                                                -----------       -----------
Total Shareholders' Equity                      $32,061,156       $33,471,915
                                                -----------       -----------
Total Liabilities And Shareholders' Equity     $552,709,584      $528,005,053
                                                ===========       ===========

See accompanying notes to consolidated financial statements.

                  Security Federal Corporation and Subsidiaries

                  Consolidated Statements of Income (Unaudited)

                                                    Three Months Ended June 30,
                                                        2004          2003
                                                    -----------    -----------
Interest Income:
 Loans                                               $3,835,261     $3,955,505
 Mortgage-Backed Securities                             878,361        922,079
 Investment Securities                                1,323,278        731,383
 Other                                                    6,600          4,768
                                                    -----------    -----------
Total Interest Income                                 6,043,500      5,613,735
                                                    -----------    -----------

Interest Expense:
 NOW And Money Market Accounts                          894,613        664,392
 Passbook Accounts                                       43,399         45,656
 Certificate Accounts                                   770,868      1,057,100
 Advances And Other Borrowed Money                      886,770        620,983
                                                    -----------    -----------
Total Interest Expense                                2,595,650      2,388,131
                                                    -----------    -----------

Net Interest Income                                   3,447,850      3,225,604
 Provision For Loan Losses                              195,000        300,000
                                                    -----------    -----------
 Net Interest Income After Provision For Loan Losses  3,252,850      2,925,604
                                                    -----------    -----------
Other Income:
 Gain On Sale Of Loans                                  122,425        642,551
 Loan Servicing Fees                                     43,637         49,187
 Service Fees On Deposit Accounts                       313,680        351,612
 Other                                                  179,213        157,214
                                                    -----------    -----------
Total Other Income                                      658,955      1,200,564
                                                    -----------    -----------
General And Administrative Expenses:
 Salaries And Employee Benefits                       1,598,825      1,612,656
 Occupancy                                              254,535        219,060
 Advertising                                             31,622         26,532
 Depreciation And Maintenance Of Equipment              275,924        263,831
 FDIC Insurance Premiums                                 14,705         13,595
 Other                                                  518,167        513,714
                                                    -----------    -----------
Total General And Administrative Expenses             2,693,778      2,649,388
                                                    -----------    -----------

 Income Before Income Taxes                           1,218,027      1,476,780
 Provision For Income Taxes                             416,000        554,121
                                                    -----------    -----------
Net Income                                           $  802,027     $  922,659
                                                    ===========    ===========

Basic Net Income Per Common Share                    $     0.32     $     0.37
                                                    ===========    ===========
Diluted Net Income Per Common Share                  $     0.31     $     0.36
                                                    ===========    ===========
Cash Dividend Per Share On Common Stock              $     0.02     $     0.02
                                                    ===========    ===========
Basic Weighted Average Shares Outstanding             2,522,600      2,510,526
                                                    ===========    ===========
Diluted Weighted Average Shares Outstanding           2,562,892      2,558,299
                                                    ===========    ===========

See accompanying notes to consolidated financial statements.

              Security Federal Corporation and Subsidiaries

           Consolidated Statements of Shareholders' Equity (Unaudited)

                                                                             Accumulated
                                                 Additional   Indirect       Other
                                       Common    Paid-In      Guarantee of   Comprehensive   Retained
                                       Stock     Capital      ESOP Debt      Income (Loss)   Earnings     Total
                                       ------    ----------   ----------     -------------  ----------  ----------
Beginning Balance At March 31, 2003  $ 25,298    $3,995,230   $(444,685)       $1,444,585  $25,019,525 $30,039,953
Net Income                                  -             -           -                 -      922,659     922,659
Other Comprehensive Income, Net
  Of Tax:
  Unrealized Holding Gains On
    Securities Available For Sale                                                   9,424            -       9,424
                                                                                                           -------
  Comprehensive Income                                                                                     932,083
Decrease In Indirect Guarantee of
  ESOP Debt                                                      62,713                 -            -      62,713
Exercise of Stock Options                   6         3,032                                                  3,038
Cash Dividends ($.02 per share)             -             -           -                 -      (50,596)    (50,596)
                                       ------    ----------   ----------     -------------  ----------  ----------
Balance at June 30, 2003             $ 25,304    $3,998,262   $(381,972)       $1,454,009  $25,891,588 $30,987,191
                                       ======    ==========   ==========     =============  ==========  ==========

Beginning Balance At March 31, 2004   $25,333    $4,013,674   $(336,972)       $  689,755  $29,080,125 $33,471,915
Net Income                                  -             -           -                 -      802,027     802,027
Other Comprehensive Income, Net
 Of Tax:
  Unrealized Holding Losses On
    Securities Available For Sale           -             -           -        (2,222,875)           -  (2,222,875)
                                                                                                         ---------
  Comprehensive Income                                                                                  (1,420,848)
Decrease In Indirect Guarantee of
  ESOP Debt                                 -             -      60,755                 -            -      60,755
Cash Dividends ($.02 per share)             -             -           -                 -      (50,666)    (50,666)
                                       ------    ----------   ----------     -------------  ----------  ----------
Balance at June 30, 2004             $ 25,333    $4,013,674   $(276,217)      $(1,533,120) $29,831,486 $32,061,156
                                       ======    ==========   ==========     =============  ==========  ==========

See accompanying notes to consolidated financial statements.

                 Security Federal Corporation and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)


                                                    Three Months Ended June 30,
                                                    --------------------------
                                                        2004           2003
Cash Flows From Operating Activities:                  ------         ------

Net Income                                           $802,027       $922,659
Adjustments To Reconcile Net Income To Net
 Cash Provided By Operating Activities:
  Depreciation Expense                                215,846        197,102
  Discount Accretion And Premium Amortization         313,403        407,943
  Provisions For Losses On Loans And Real Estate      195,000        300,000
  Gain On Sale Of Loans                              (122,425)      (642,551)
  Gain On Sale Of Real Estate                               -         (2,500)
  Amortization Of Deferred Fees On Loans              (52,233)       (52,743)
  Proceeds From Sale Of Loans Held For Sale         7,477,620     27,331,214
  Origination Of Loans For Sale                    (6,966,458)   (28,884,037)
  (Increase) Decrease In Accrued Interest
    Receivable:
      Loans                                            29,824         44,577
      Mortgage-Backed Securities                      (42,644)       (33,106)
      Investments                                     (15,865)        38,917
  Increase In Advance Payments By Borrowers           166,727        130,908
  (Gain) Loss on Disposition of Premises and
    Equipment                                          (3,325)             -
  Other, Net                                         (191,730)       183,748
                                                   ----------     ----------
Net Cash Provided (Used) By Operating Activities    1,805,767        (57,869)
                                                   ----------     ----------

Cash Flows From Investing Activities:
  Principal Repayments On Mortgage-Backed
    Securities Available For Sale                  14,162,776     14,926,451
  Principal Repayments On Mortgage-Backed
    Securities Held To Maturity                         8,284        185,327
  Purchase Of Investment Securities Held
    To Maturity                                   (11,991,800)   (22,984,825)
  Purchase Of Mortgage-Backed Securities
    Available For Sale                            (30,243,147)   (31,842,449)
  Maturities Of Investment Securities
    Available For Sale                              4,000,000     18,119,749
  Maturities of Investment Securities
    Held To Maturity                                4,000,000     13,030,331
  Purchase Of FHLB Stock                           (1,320,000)      (590,400)
  Redemption Of FHLB Stock                            560,200        478,800
  (Increase) Decrease In Loans To Customers        (5,205,349)     2,188,882
  Proceeds From Sale Of Repossessed Assets             52,066        209,450
  Purchase And Improvement Of Premises And
    Equipment                                      (1,114,286)      (755,143)
  Proceeds from Sale of Premises And Equipment          3,325              -
                                                   ----------     ----------
Net Cash Used By Investing Activities             (27,087,931)    (7,033,827)
                                                   ----------     ----------

Cash Flows From Financing Activities:
  Increase In Deposit Accounts                     12,562,407      3,706,100
  Proceeds From FHLB Advances                      40,863,000     36,200,000
  Repayment Of FHLB Advances                      (27,368,000)   (31,768,000)
  Net Proceeds Of Other Borrowings                    135,685        635,489
  Dividends To Shareholders                           (50,666)       (50,596)
  Proceeds From Exercise of Stock Options                   -          3,038
                                                   ----------     ----------
Net Cash Provided By Financing Activities          26,142,426      8,726,031
                                                   ----------     ----------
                                                                  (Continued)

                  Security Federal Corporation and Subsidiaries

                 Consolidated Statements of Cash Flows (Unaudited)

                                                    Three Months Ended June 30,
                                                    --------------------------
                                                        2004           2003
                                                       ------         ------

Net Increase In Cash And Cash Equivalents             860,261      1,634,335
Cash And Cash Equivalents At Beginning Of Period    6,749,211      8,238,690
                                                   ----------     ----------
Cash And Cash Equivalents At End Of Period         $7,609,472     $9,873,025
                                                   ==========     ==========

Supplemental Disclosure Of Cash Flows Information:
Cash Paid During The Period For Interest           $2,775,454     $2,491,885


Cash Paid During The Period For Income Taxes       $  338,532     $    1,788
Additions To Repossessed Acquired Through
  Foreclosure                                      $  156,197     $  238,800
Increase (Decrease) In Unrealized Net Gain On
  Securities Available For Sale, Net Of Taxes     $(2,222,875)    $    9,424





See accompanying notes to consolidated financial statements.

                Security Federal Corporation and Subsidiaries

            Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in our 2004 Annual Report to Shareholders when reviewing interim financial statements. The results of operations for the three-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year. This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, and business of Security Federal Corporation. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, changes in interest rates, the demand for loans, the regulatory environment, general economic conditions and inflation, and the securities markets. Management cautions readers of this Form 10-Q not to place undue reliance on the forward-looking statements contained herein.

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

3. Loans Receivable, Net

Loans receivable, net, at June 30, 2004 and March 31, 2004 consisted of the following:

Loans held for sale were $1,315,132 and $1,703,869 at June 30, 2004 and March 31, 2004, respectively.

                                            June 30, 2004    March 31, 2004
   Loans Held For Investment:               -------------    --------------
      Residential Real Estate                $108,168,943      $109,722,301
      Consumer                                 46,239,096        45,641,450
      Commercial Business & Real Estate       125,272,612       121,111,848
                                            -------------    --------------
                                              279,680,651       276,475,599
                                            -------------    --------------
   Less:
      Allowance For Possible Loan Loss          5,921,549         5,763,935
      Loans In Process                         10,508,636        12,356,346
      Deferred Loan Fees                          153,290           164,527
                                            -------------    --------------
                                               16,583,475        18,284,808
                                            -------------    --------------
                                             $263,097,176      $258,190,791
                                            =============    ==============

The following is a reconciliation of the allowance for loan losses for the three months ending:


                                              June 30, 2004    June 30, 2003
                                              -------------    -------------
   Beginning Balance                            $ 5,763,935      $ 4,911,224
      Provision                                     195,000          300,000
      Charge-offs                                  (119,198)        (159,544)
      Recoveries                                     81,812           71,654
                                              -------------    -------------
   Ending Balance                               $ 5,921,549      $ 5,123,334
                                              =============    =============

                Security Federal Corporation and Subsidiaries

4. Securities

Investment and Mortgage-Backed Securities, Held to Maturity
-----------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

  June 30, 2004                            Gross        Gross
  -------------                 Amortized  Unrealized   Unrealized
                                Cost       Gains        Losses       Fair Value
                                ---------  ----------   ----------   ----------
  US Government and Agency
     Obligations              $78,940,096  $   15,427   $1,932,352  $77,023,171
  Mortgage-Backed Securities      341,516      20,260            -      361,776
                                ---------  ----------   ----------   ----------
  Total                       $79,281,612  $   35,687   $1,932,352  $77,384,947
                               ==========  ==========   ==========   ==========

  March 31, 2004
  --------------
  US Government and Agency
    Obligations               $70,953,710  $  448,405   $   88,542  $71,313,573
  Mortgage-Backed Securities      349,797      22,886            -      372,683
                                ---------  ----------   ----------   ----------
  Total                       $71,303,507  $  471,291   $   88,542  $71,686,256
                               ==========  ==========   ==========   ==========

Investment And Mortgage-Backed Securities, Available For Sale
-------------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

  June 30, 2004                            Gross        Gross
  -------------                 Amortized  Unrealized   Unrealized
                                Cost       Gains        Losses       Fair Value
                                ---------  ----------   ----------   ----------
  US Government and Agency
    Obligations               $12,587,649  $  132,863   $        -  $12,720,512
  Mortgage-Backed Securities  172,484,758     519,283    3,123,326  169,880,715
                              -----------  ----------   ----------  -----------
  Total                      $185,072,407  $  652,146   $3,123,326 $182,601,227
                              ===========  ==========   ==========  ===========

  March 31, 2004
  --------------

  US Government and Agency
    Obligations               $16,603,568  $  296,338   $        -  $16,899,906
  Mortgage-Backed Securities  156,696,460   1,437,219      621,766  157,511,913
                              -----------  ----------   ----------  -----------
  Total                      $173,300,028  $1,733,557   $  621,766 $174,411,819
                              ===========  ==========   ==========  ===========

                  Security Federal Corporation and Subsidiaries

5. Deposit Accounts

A summary of deposit accounts by type with weighted average rates is as follows:

                                          June 30, 2004        March 31, 2004
Demand Accounts:                      ------------------   -------------------
                                          Balance  Rate        Balance  Rate
                                      ------------------   -------------------
   Checking                           $82,967,314  0.44%   $80,738,298   0.47%
   Money Market                       166,007,980  1.97%   158,587,076   1.97%
   Regular Savings                     17,676,465  0.98%    17,367,047   0.98%
                                      -----------          -----------
Total Demand Accounts                 266,651,759  1.43%   256,692,421   1.43%
                                      -----------          -----------

Certificate Accounts:
   0 - 4.99%                          125,249,082          122,599,195
   5.00 - 6.99%                        10,254,211           10,301,029
                                      -----------          -----------
Total Certificate Accounts            135,503,293  2.35%   132,900,224   2.26%
                                      -----------          -----------
Total Deposit Accounts               $402,155,052  1.74%  $389,592,645   1.71%
                                      ===========          ===========

6. Advances From Federal Home Loan Bank ("FHLB")

Federal Home Loan Bank advances are summarized by year of maturity and weighted average interest rate in the table below:

                                             June 30, 2004      March 31, 2004
                                         ------------------  ------------------
                                             Balance  Rate      Balance  Rate
  Fiscal Year Due:                       ------------------  ------------------
  2005                                   $20,468,000   3.64% $13,336,000  4.92%
  2006                                    33,000,000   4.14%  33,000,000  4.09%
  2007                                    13,000,000   2.61%  10,000,000  2.66%
  2008                                    10,000,000   2.96%  10,000,000  2.96%
  2009                                    20,000,000   2.80%  20,000,000  2.80%
  Thereafter                              13,363,000   3.21%  10,000,000  3.29%
                                         -----------          ----------
  Total Advances                        $109,831,000   3.40% $96,336,000  3.59%
                                         ===========          ==========

These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank's portfolio of residential first mortgage loans and approximately $56.7 million in investment securities at June 30, 2004. Advances are subject to prepayment penalties.

The following table shows callable FHLB advances as of the dates indicated. These advances are also included in the above table. All callable advances are callable at the option of the FHLB. If an advance is called, the Bank has the option to payoff the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

                               As of June 30, 2004
-------------------------------------------------------------------------------
Borrow Date Maturity Date  Amount    Int.Rate  Type        Call Dates
----------- -------------  ------    --------  ----------  --------------------
11/10/00    11/10/05     $5,000,000  5.85%     Multi-Call  08/10/04 and
                                                            quarterly thereafter
09/04/02    09/04/07      5,000,000  2.82%     1 Time Call 09/06/05
11/07/02    11/07/12      5,000,000  3.354%    1 Time Call 11/07/07
10/24/03    10/24/08     10,000,000  2.705%    Multi-call  10/24/06 and
                                                            quarterly thereafter
12/10/03    12/12/05      5,000,000  2.16%     Multi-call  12/12/05 and
                                                            quarterly thereafter
02/20/04    02/20/14      5,000,000  3.225%    1 Time Call  02/20/09
04/16/04    04/16/14      3,000,000  3.33%     1 Time Call  04/16/08

                  Security Federal Corporation and Subsidiaries

                               As of March 31, 2004
-------------------------------------------------------------------------------
Borrow Date Maturity Date  Amount    Int.Rate  Type        Call Dates
----------- -------------  ------    --------  ----------  --------------------
11/10/00    11/10/05      5,000,000  5.85%     Multi-Call  05/10/04 and
                                                            quarterly thereafter
09/04/02    09/04/07      5,000,000  2.82%     1 Time Call 09/06/05
11/07/02    11/07/12      5,000,000  3.35%     1 Time Call 11/07/07
03/10/03    03/10/06      5,000,000  1.15%     Multi-Call  06/10/04 and
                                                            quarterly thereafter
10/24/03    10/24/08     10,000,000  2.705%    Multi-Call  10/24/06 and
                                                            quarterly thereafter
12/10/03    12/10/08      5,000,000  2.16%     Multi-Call  12/12/05 and
                                                            quarterly thereafter
02/20/04    02/20/14      5,000,000  2.14      1 Time Call 02/20/09

7. Regulatory Matters

The following table reconciles the Bank's shareholders' equity to its various regulatory capital positions:
                                              June 30, 2004     March 31, 2004
                                                   (Dollars in Thousands)
                                              --------------------------------
Bank's Shareholders' Equity                       $31,409           $32,830
Unrealized Loss (Gain) On Available For
  Sale Of Securities, Net Of Tax                    1,533              (690)
Reduction For Goodwill And Other Intangibles            -                 -
                                                  -------           -------
  Tangible Capital                                 32,942            32,140
Qualifying Core Deposits And Intangible Assets          -                 -
                                                  -------           -------
  Core Capital                                     32,942            32,140
Supplemental Capital                                3,575             3,412
Assets Required To Be Deducted                        (49)              (54)
                                                  =======           =======
  Risk-Based Capital                              $36,468           $35,498
                                                  =======           =======

The following table compares the Bank's capital levels relative to the applicable regulatory requirements at June 30, 2004:

                                    (Dollars in Thousands)
                ---------------------------------------------------------------
                Amt.Required %Required Actual Amt. Actual % Excess Amt. Excess%
                ---------------------------------------------------------------
Tangible Capital   $11,085      2.0%     $32,942    5.94%     $21,857    3.94%
Tier 1 Leverage
  (Core) Capital    22,170      4.0%      32,942    5.94%      10,772    1.94%
Total Risk-Based
  Capital           22,879      8.0%      36,468    12.75%     13,589    4.75%
Tier 1 Risk-Based
  (Core) Capital    11,439      4.0%      32,942    11.52%     21,503    7.52%

8.  Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 specifies the computation, presentation and disclosure requirements for ("EPS") earnings per share ("EPS") for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market.

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

               Security Federal Corporation and Subsidiaries
       Notes to Consolidated Financial Statements (Unaudited), Continued

The following table provides a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                   For the Quarter Ended
                     ----------------------------------------------------------
                                      June 30, 2004
                     ----------------------------------------------------------
                     Income (Numerator) Amount  Shares (Denominator)  Per Share
                     -------------------------  --------------------  ---------

Basic EPS             $                802,027             2,522,600  $    0.32
Effect of Diluted
 Securities:
  Stock Options                              -                29,601     (0.007)
  ESOP                                       -                10,691     (0.003)
                     -------------------------  --------------------  ---------

Diluted EPS           $                802,027             2,562,892  $    0.31
                     =========================  ====================  =========


                                   For the Quarter Ended
                     ----------------------------------------------------------
                                      June 30, 2003
                     ----------------------------------------------------------
                     Income (Numerator) Amount  Shares (Denominator)  Per Share
                     -------------------------  --------------------  ---------

Basic EPS            $                 922,659             2,510,526  $    0.37
Effect of Diluted
 Securities:
  Stock Options                              -                28,387     (0.006)
  ESOP                                       -                19,386     (0.004)
                     -------------------------  --------------------  ---------

Diluted EPS          $                 922,659             2,558,299  $    0.36
                     =========================  ====================  =========

9.  Stock-Based Compensation

The Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the three months ended June 30, 2004 and 2003.

                                                           Three Months Ended
                                                                 June 30,
                                                            2004        2003
                                                           ------      ------
Net income, as reported                                  $802,027    $922,659
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effect              $(57,124)   $(60,298)
Net Income, Pro Forma                                    $744,903    $862,361
Basic earnings share:
  As Reported                                            $   0.32    $   0.37
  Pro Forma                                              $   0.30    $   0.34
Diluted earnings share:
  As reported                                            $   0.31    $   0.36
  Pro forma                                              $   0.29    $   0.34

                  Security Federal Corporation and Subsidiaries

      Item 2. Management's Discussion and Analysis of Results of Operations
                            and Financial Condition

Changes in Financial Condition

Total assets of the Company increased $24.7 million or 4.7% during the three months ended June 30, 2004 primarily as a result of an increase of $16.2 million or 6.6% in total investment securities and a $4.5 million or 1.7% increase in net loans receivable.

Residential real estate loans, net of loans in process, increased $294,000 or 0.3% during the three months ended June 30, 2004, commercial loans increased $4.2 million or 3.4%, while consumer loans increased $598,000 or 1.3%. Loans held for sale decreased $389,000 to $1.3 million during the same period.

Repossessed assets increased $104,000 to $155,000 during the three months ended June 30, 2004.

Non-accrual loans totaled $2.3 million at June 30, 2004 compared to $2.0 million at March 31, 2004. The Bank classifies all loans as non-accrual when they become 90 days or more delinquent. At June 30, 2004, the Bank held $1.2 million in impaired loans compared to $1.4 million at March 31, 2004. The Bank includes troubled debt restructuring ("TDR") within the meaning of SFAS No. 114 in impaired loans. At June 30, 2004, the Bank had six loans totaling $449,000 in TDR's compared to seven loans totaling $646,000 at March 31, 2004. A commercial loan TDR of $214,000, secured by equipment, and a $14,000 consumer loan TDR secured by a second mortgage on a residential dwelling, were 30 days delinquent. The other four TDR's, two consumer loans totaling $141,000 secured by residential dwellings, a $22,000 unsecured commercial loan, and a $58,000 commercial loan secured by two rental properties were current as of June 30, 2004.

Deposits increased $12.6 million or 3.2% during the three months ended June 30, 2004 as a result of competitive rates offered by the Bank. FHLB advances increased $13.5 million or 14.0% to $109.8 million during the same period due to investment leverage strategies employed to increase net interest income. Other borrowings, consisting of commercial repurchase sweep accounts, increased $136,000 or 2.5% to $5.6 million during the three-month period.

The Board of Directors of the Company declared the 54th consecutive quarterly dividend of $.02 per share, in April 2004, which totaled $51,000. The employee stock ownership trust of the Company paid $61,000 of principal on the employee stock ownership plan loan during the three-month period. Unrealized net gains on securities available for sale, net of tax, decreased $2.2 million during the three months ended June 30, 2004 due to the rise in interest rates. The Company's net income for the three-month period was $802,000. These items, in total, decreased shareholders' equity by $1.4 million or 4.2% during the three months ended June 30, 2004. Book value per share was $12.72 at June 30, 2004 compared to $13.30 at March 31, 2004.

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

Loan repayments and maturities of investments are a significant source of funds, whereas loan disbursements and the purchase of investments are a primary use of the Company's funds. During the three months ended June 30, 2004, loan disbursements exceeded loan repayments resulting in a $4.5 million or 1.7% increase in total net loans receivable.

Deposits and other borrowings are also an important source of funds for the Company. During the three months ended June 30, 2004, deposits increased $12.6 million and FHLB advances increased $13.5 million. The Bank had $28.3 million in additional borrowing capacity at the FHLB at the end of the period. At June 30, 2004, the Bank had $86.7 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a major portion of these certificates will be renewed.

                   Security Federal Corporation and Subsidiaries

  Management's Discussion and Analysis of Results of Operations and Financial
                              Condition

Liquidity and Capital Resources, Continued

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2004, the Bank had $25.6 million in unused consumer lines of credit, including home equity lines and unsecured lines. The Bank also had $17.1 million in unused commercial lines of credit and $548,000 in letters of credit committed to customers. The majority of the $43.2 million will not be drawn at the same time. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the Bank upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Bank manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the audited consolidated financial statements at March 31, 2004 as filed on our annual report on Form 10-K. Certain accounting policies involve significant judgements and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgements and estimates used in preparation of our consolidated financial statements. The Company provides for loan losses using the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to the allowance for loan losses. Additions to the allowance for loan losses are provided by charges to operations based on various factors, which, in Management's judgment, deserve current recognition in estimating possible losses. Such factors considered by Management include the fair value of the underlying collateral; stated guarantees by the borrow, if applicable, the borrower's ability to repay from other economic resources, growth and composition of the loan portfolios, the relationship of the allowance for loan losses to the outstanding loans, loss experience, delinquency trends, and general economic conditions. Management evaluates the carrying value of the loans periodically and the allowance is adjusted accordingly. While Management uses the best information available to make evaluations, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making these evaluations. Allowance for loan losses are subject to periodic evaluations by various authorities and may be subject to adjustments based upon the information that is available at the time of their examination.

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

               Security Federal Corporation and Subsidiaries

  Management's Discussion and Analysis of Results of Operations and Financial
                               Condition

Accounting and Reporting Changes

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure", an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim period beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148, which had no impact on the financial condition or operating results of the Company.

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

In March 2004, the FASB issued an exposure draft on "Share-Based Payment". The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for a) equity instruments of the enterprise or b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of the such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, is approved, will be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosures purposes and b) December 15, 2005 for all other nonpublic entities. Earlier application is encouraged provided that financial statements for those earlier years have not yet been issued. Retrospective application of this Statement is not permitted. The adoption of this Statement, if approved, could have an impact on the Company's financial position or results of operations.

Other accounting standards that have been issued proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

                 Security Federal Corporation and Subsidiaries

  Management's Discussion and Analysis of Results of Operations and Financial
                                   Condition

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004
--------------------------------------------------------------

Net Income

Net income was $802,000 for the three months ended June 30, 2004, representing a decrease in earnings of $121,000 or 13.1% from $923,000 for the same period in 2003. The primary reason for the decreased earnings was a decrease on the gain on sale of mortgage loans offset partial by an increase in net interest income and a decrease in the provision for loan losses.

Net Interest Income

Net interest income increased $222,000 or 6.9% to $3.4 million during the three months ended June 30, 2004 as a result of an increase in interest income offset in part by an increase in interest expense. Average interest earning assets increased $91.5 million while average interest-bearing liabilities increased $88.8 million. The interest rate spread decreased 29 basis points to 2.46% during the three months ended June 30, 2004 compared to the same period in 2003.

Interest income on loans decreased $120,000 or 3.0% to $3.8 million during the three months ended June 30, 2004 as a result of the yield in the loan portfolio decreasing 194 basis points despite the average loan portfolio balance increasing by $18.3 million. Interest income from investment, mortgage-backed, and other securities increased $550,000 or 33.2% due to an increase in the average balance of the portfolio of $73.2 million despite a decrease in the yield in the portfolio of 15 basis points. Total interest income increased 430,000 or 7.7% to $6.0 million for the three months ended June 30, 2004 from $5.6 million for the same period in 2003.

Total interest expense increased $208,000 or 8.7% to $2.6 million during the three months ended June 30, 2004 compared to $2.4 million for the same period one-year earlier. Interest expense on deposits decreased $58,000 or 3.3% during the period as average interest bearing deposits grew $40.3 million compared to the average balance in the three months ended June 30, 2003 while the cost of deposits decreased 29 basis points. Interest expense on advances and other borrowings increased $266,000 or 42.8% as the cost of debt outstanding decreased 93 basis points during the 2004 period compared to 2003 while average total borrowings outstanding increased approximately $48.6 million.

Provision for Loan Losses

The Bank's provision for loan losses was $195,000 during the three months ended June 30, 2004 compared to $300,000 for the quarter ended June 30, 2003. The amount of the provision is determined by management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $2.3 million at June 30, 2004 compared to $2.0 million at March 31, 2004. The ratio of allowance for loan losses to the Company's total loans was 2.20% at June 30, 2004 compared to 2.17% at March 31, 2004. Net charge-offs were $37,000 during the three months ended June 30, 2004 compared to $88,000 during the same period in 2003.

Other Income

Total other income decreased $542,000 or 45.1% to $659,000 during the three months ended June 30, 2004 compared to the same period a year ago, primarily as a result of a decrease in the gain on sale of loans. Gain on sale of loans decreased $520,000 or 81.0% to $122,000 during the period as the origination and sale of fixed rate mortgages decreased due to an increase in mortgage loan rates. Loan servicing fees decreased $6,000 to $44,000 while service fees on deposit accounts decreased $38,000 or 10.8% to $314,000. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions, trust fees, and other miscellaneous fees increased $22,000 or 14.0% to $179,000 during the three months ended June 30, 2004.

                  Security Federal Corporation and Subsidiaries

  Management's Discussion and Analysis of Results of Operations and Financial
                                  Condition

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004, CONTINUED
-------------------------------------------------------------------------

General and Administrative Expenses

General and administrative expenses increased $44,000 or 1.7% to $2.7 million during the three months ended June 30, 2004 compared to the same period in 2003. Salaries and employee benefits expense decreased $14,000 or 0.9%. Occupancy expense increased $35,000 or 16.2% due primarily to the new Lexington branch office, which opened in August 2003. Advertising expense increased $5,000 to $32,000 primarily to promote deposit rates. Depreciation and maintenance of equipment expense increased $12,000 or 4.6% during the quarterly period. FDIC insurance premiums increased $1,000 or 8.2% to $15,000. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, increased $4,000 or 0.9% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

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

For the three month period ended June 30, 2004, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.46%. As of the year ended March 31, 2004, the interest rate spread was 2.59%. The interest rate spread has decreased due to investment securities growing faster than loan receivables. Loan receivables earn a higher yield than investment securities. Also, loan yields are falling due to refinancing of residential and commercial loans. If interest rates were to increase suddenly and significantly, the Bank's net interest income and net interest spread would be compressed.

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

(b) Changes in Internal Controls: In the quarter ended June 30, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Item 2 Changes In Securities Use Of Proceeds and Issuer Purchases of Equity Securities
       --------------------------------------------------------------------

       Stock Repurchases. The Company did not repurchase any shares of its outstanding Common Stock during the three months ended June 30, 2004. In addition, The Company has no publicly announced plans to repurchase its common stock.

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

       (b)      Reports on Form 8-K.

                 Current Report on Form 8-K dated April 27, 2004 regarding the Company's earnings release for the quarter ended March 31, 2004 (Items 7 and 12).


Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.



                                        SECURITY FEDERAL CORPORATION





Date: August 11, 2004               By: /s/Timothy W. Simmons
      ---------------                   ------------------------------
                                        Timothy W. Simmons
                                        President
                                        Duly Authorized Representative

Date: August 11, 2004               By: /s/Roy G. Lindburg
      ---------------                   ------------------------------
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


Date: August 11, 2004


                                         /s/Timothy W. Simmons
                                         -------------------------------------
                                         Timothy W. Simmons
                                         President and Chief Executive Officer

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

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation and

   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date: August 11, 2004


                                         /s/Roy G. Lindburg
                                         -------------------------------------
                                         Roy G. Lindburg
                                         Chief Financial Officer

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


The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q that:


     1. the report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and


     2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.



 /s/Timothy W. Simmons                 /s/Roy G. Lindburg
 -----------------------               -----------------------
 Timothy W. Simmons                    Roy G. Lindburg
 Chief Executive Officer               Chief Financial Officer

 Dated: August 11, 2004