Form 10-K/A
period 2004-03-31
SECURITY FEDERAL CORPORATION
filed 2004-09-01
CIK 818677

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                         -----------------------

                               FORM 10-K/A

                       AMENDMENT NO. 1 TO FORM 10-K

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

                             EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A ("Amendment") amends the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2004 ("Original Report"), and is being filed solely to include the Report of Independent Registered Public Accounting Firm in Exhibit 13. The Report of Independent Registered Public Accounting Firm was issued as of April 30, 2004 and appeared in the printed Annual Report to Shareholders, but was inadvertently omitted in the electronic version of the Original Report filed with the Securities and Exchange Commission ("SEC") on June 25, 2004.

     The information contained in the Original Report has not been updated to reflect events and circumstances occurring since its original filing. Such matters have been or will be addressed in reports filed with the SEC (other than this Amendment) subsequent to the date of the Original Report. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the registrant has restated in its entirety only the item of the Original Report affected by this Amendment.

                                   PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------

         (a) 1.  Financial Statements.
                 --------------------

                 For a list of the financial statements filed as part of this report see Part II - Item 8 of the Original Report.

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

                                 SECURITY FEDERAL CORPORATION

Date: August 26, 2004            By: /s/ Timothy W. Simmons
                                     -------------------------------------
                                     Timothy W. Simmons
                                     President, Chief Executive Officer
                                     and Director
                                     (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Timothy W. Simmons                                  August 26, 2004
     --------------------------------------
     Timothy W. Simmons
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

By:  /s/ Roy G. Lindburg                                     August 26, 2004
     --------------------------------------
     Roy G. Lindburg
     Treasurer and Chief  Financial Officer
     (Principal Financial and Accounting Officer)

By:  /s/ T. Clifton Weeks                                    August 26, 2004
     --------------------------------------
     T. Clifton Weeks
     Chairman of the Board and Director

By:  /s/ J. Chris Verenes                                    August 26, 2004
     --------------------------------------
      J. Chris Verenes
      President of the Bank and Director of
      the Company and the Bank

By:  /s/ Gasper L. Toole III                                 August 26, 2004
     --------------------------------------
     Gasper L. Toole III
     Director

By:                                                          August __, 2004
     --------------------------------------
     Harry O. Weeks Jr.
     Director

By:  /s/ Robert E. Alexander                                 August 26, 2004
     --------------------------------------
     Robert E. Alexander
     Director

By:                                                          August __, 2004
     --------------------------------------
     Thomas L. Moore
     Director

By:                                                          August __, 2004
     --------------------------------------
     William Clyburn
     Director

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


                              < Three      3 - 12      1 - 3      3 - 5     5 - 10   > 10 Years
                               Months      Months      Years      Years      Years      Years      Total
                             ---------    --------   --------   --------   --------  --------    --------
Interest-Earnings Assets
Loans (1)                    $  86,619    $ 60,313   $ 77,671   $ 25,236   $ 10,092  $  5,892    $265,823

Mortgage-Backed Securities:
  Held To Maturity, At Cost         29          74        197         50          -         -         350
  Available For Sale, At
   Fair Value                   22,038      46,383     49,318     20,853     16,424     2,496     157,512
Investment Securities: (2)
  Held To Maturity, At Cost      5,000      20,974     34,975      7,976      2,029         -      70,954
  Available For Sale, At
   Fair Value                    4,633      12,267          -          -          -         -      16,900

  FHLB Stock, At Cost                -           -      4,817          -          -         -       4,817
Other Interest-Earning
 Assets                            303           -          -          -          -         -         303
                             ---------    --------   --------   --------   --------  --------    --------
Total Financial Assets       $ 118,622    $140,011   $166,978   $ 54,115   $ 28,545  $  8,388    $516,659
                             =========    ========   ========   ========   ========  ========    ========

Interest-Bearing Liabilities
Deposits:
  Certificate Accounts       $  34,890    $ 54,742   $ 24,568   $ 18,700   $      -  $      -    $132,900
  NOW Accounts                  56,199           -          -          -          -         -      56,199
  Money Market Accounts        158,587           -          -          -          -         -     158,587
  Passbook Accounts             17,367           -          -          -          -         -      17,367
Borrowings                      13,777      10,036     58,000     20,000          -         -     101,813
                             ---------    --------   --------   --------   --------  --------    --------
Total Interest-Bearing
 Liabilities                 $ 280,820    $ 64,778   $ 82,568   $ 38,700   $      -  $      -    $466,866
                             =========    ========   ========   ========   ========  ========    ========

Current Period Gap           $(162,198)   $ 75,233   $ 84,410   $ 15,415   $ 28,545  $  8,388    $ 49,793
Cumulative Gap               $(162,198)   $(86,965)  $ (2,555)  $ 12,860   $ 41,405  $ 49,793    $ 49,793
Cumulative Gap As A Percent
 Of Total Assets                 (30.7)%     (16.5)%     (0.5)%      2.4%       7.9%      9.4%        9.4%

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

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

         Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

Regulatory Capital

The following table reconciles the Bank's shareholders' equity to its various regulatory capital positions:

                                                        March 31,
                                                ------------------------
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

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Shareholders and Board of Directors
Security Federal Corporation and Subsidiaries
Aiken, South Carolina


     We have audited the accompanying consolidated balance sheets of Security Federal Corporation and Subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three year period ended March 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Federal Corporation and Subsidiaries as of March 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended March 31, 2004, in conformity with accounting standards generally accepted in the United States of America.

                                           /s/ Elliott Davis, LLC

Elliot Davis, LLC
Columbia, South Carolina
April 30, 2004

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

                                     Exhibit 23

                            Consent of Elliott Davis, LLC

          CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
          --------------------------------------------------------

The Board of Directors
Security Federal Corporation

     We consent to incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-102337 and 333-31500) of our report dated April 30, 2004, relating to the consolidated balance sheet of Security Federal Corporation and subsidiaries as of March 31, 2004 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended, which report appears in the March 31, 2004 Annual Report on Form 10-K, and Amendment No. 1 on Form 10-K/A.


                               /s/Elliott Davis, LLC

Columbia, South Carolina
September 1, 2004

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

Date: August 26, 2004

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

Date: August 26, 2004

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

Dated: August 26, 2004