Form 10-Q
period 2004-09-30
SECURITY FEDERAL CORPORATION
filed 2004-11-15
CIK 818677

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                  FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        FOR THE TRANSITION PERIOD:

                 FROM:                    TO:
                       ------------------     -------------------

                      COMMISSION FILE NUMBER:  0-16120

                        SECURITY FEDERAL CORPORATION

               South Carolina                     57-0858504
       (State or other jurisdiction of          (IRS Employer
        incorporation or organization)         Identification No.)

          1705 WHISKEY ROAD, AIKEN, SOUTH CAROLINA       29801
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

                       YES    X        NO
                          --------        ---------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                       YES             NO     X
                          --------        ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

       CLASS:               OUTSTANDING SHARES AT:           SHARES:
    --------------------    ----------------------         -----------
    Common Stock, par
    value $0.01 per share     October 31, 2004              2,539,891

                                     INDEX

------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION (UNAUDITED)                        PAGE NO.

Item 1.  Financial Statements (Unaudited):

          Consolidated Balance Sheets at September 30, 2004
           and March 31, 2004                                         1

          Consolidated Statement of Income for the Three and Six
           Months Ended September 30, 2004 and 2003                   2

          Consolidated Statements of Shareholders' Equity and
           Comprehensive Income at September 30, 2003and 2004         4

          Consolidated Statements of Cash Flows for the Six Months
           Ended September 30, 2004 and 2003                          5

          Notes to Consolidated Financial Statements                  7

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        13

Item 3.   Quantitative and Qualitative Disclosures about
           Market Risk                                                19

Item 4.   Controls and Procedures                                     19

------------------------------------------------------------------------------

PART II.  OTHER INFORMATION

          Other Information                                           20

          Signatures                                                  21

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

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                   Security Federal Corporation and Subsidiaries

                          Consolidated Balance Sheets

                                         September 30, 2004   March 31, 2004
                                         ------------------   --------------
Assets:                                      (Unaudited)         (Audited)
 Cash And Cash Equivalents                  $  8,863,658       $  6,749,211
 Investment And Mortgage-Backed Securities:
   Available For Sale: (Amortized cost
    of $174,857,857 at September 30, 2004
    and $173,300,028 at March 31, 2004)      175,192,638        174,411,819
   Held To Maturity: (Fair value of
    $71,147,966 at September 30, 2004 and
    $71,686,256 at March 31, 2004)            71,222,565         71,303,507
                                            ------------       ------------
 Total Investment And Mortgage-Backed
  Securities                                 246,415,203        245,715,326
                                            ------------       ------------
 Loans Receivable, Net:
   Held For Sale                               1,587,308          1,703,869
   Held For Investment: (Net of allowance
    of $6,083,146 at September 30, 2004 and
    $5,763,935 at March 31, 2004)            277,671,865        258,190,791
                                            ------------       ------------
 Total Loans Receivable, Net                 279,259,173        259,894,660
                                            ------------       ------------
 Accrued Interest Receivable:
   Loans                                         860,080            902,589
   Mortgage-Backed Securities                    574,064            549,541
   Investments                                   736,876            778,725
 Premises And Equipment, Net                   7,831,656          6,562,734
 Federal Home Loan Bank Stock, At Cost         4,968,200          4,816,800
 Repossessed Assets Acquired In Settlement
  Of Loans                                        97,000             50,869
 Other Assets                                  3,164,259          1,984,598
                                            ------------       ------------
Total Assets                                $552,770,169       $528,005,053
                                            ============       ============

Liabilities And Shareholders' Equity
Liabilities:
 Deposit Accounts                           $408,416,610       $389,592,645
 Advances From Federal Home Loan Bank        100,481,000         96,336,000
 Other Borrowed Money                          5,914,754          5,477,023
 Advance Payments By Borrowers For Taxes
  And Insurance                                  623,272            317,421
 Other Liabilities                             2,698,571          2,810,049
                                            ------------       ------------
Total Liabilities                           $518,134,207       $494,533,138
                                            ------------       ------------

Shareholders' Equity:
 Serial Preferred Stock, $.01 Par Value;
  Authorized Shares - 200,000; Issued
  And Outstanding Shares - None             $          -       $          -
 Common Stock, $.01 Par Value; Authorized
  Shares   5,000,000; Issued - 2,539,291
  And Outstanding Shares - 2,525,562 At
  September 30, 2004 And 2,533,291 And
  2,516,191 At March 31, 2004                     25,393             25,333
 Additional Paid-In Capital                    4,123,594          4,013,674
 Indirect Guarantee Of Employee Stock
  Ownership Trust Debt                          (276,217)          (336,972)
 Accumulated Other Comprehensive Income
  (Loss)                                         207,698            689,755
 Retained Earnings, Substantially Restricted  30,555,494         29,080,125
                                            ------------       ------------
Total Shareholders' Equity                  $ 34,635,962       $ 33,471,915
                                            ------------       ------------
Total Liabilities And Shareholders' Equity  $552,770,169       $528,005,053
                                            ============       ============

See accompanying notes to consolidated financial statements.

                Security Federal Corporation and Subsidiaries

                 Consolidated Statements of Income (Unaudited)

                                           Three Months Ended September 30,
                                           --------------------------------
                                                2004              2003
                                           --------------    --------------
Interest Income:
 Loans                                        $ 4,016,449    $ 3,860,169
 Mortgage-Backed Securities                     1,890,851        961,039
 Investment Securities                            328,646        677,782
 Other                                              6,129          4,813
                                              -----------    -----------
Total Interest Income                           6,242,075      5,503,803
                                              -----------    -----------

Interest Expense:
 NOW And Money Market Accounts                    968,523        709,868
 Passbook Accounts                                 43,569         43,322
 Certificate Accounts                             851,749        916,115
 Advances And Other Borrowed Money              1,016,367        628,088
                                              -----------    -----------
Total Interest Expense                          2,880,208      2,297,393
                                              -----------    -----------

Net Interest Income                             3,361,867      3,206,410
 Provision For Loan Losses                        195,000        300,000
                                              -----------    -----------
 Net Interest Income After Provision For
  Loan Losses                                   3,166,867      2,906,410
                                              -----------    -----------
Other Income:
 Gain On Sale Of Loans                            116,398        413,685
 Loan Servicing Fees                               43,469         52,424
 Service Fees On Deposit Accounts                 311,684        339,684
 Other                                            252,857        253,011
                                              -----------    -----------
Total Other Income                                724,408      1,058,804
                                              -----------    -----------

General And Administrative Expenses:
 Salaries And Employee Benefits                 1,586,088      1,428,376
 Occupancy                                        269,173        237,859
 Advertising                                       42,903         77,648
 Depreciation And Maintenance Of Equipment        261,098        273,885
 FDIC Insurance Premiums                           14,192         14,072
 Other                                            537,910        545,601
                                              -----------    -----------
Total General And Administrative Expenses       2,711,364      2,577,441
                                              -----------    -----------

 Income Before Income Taxes                     1,179,911      1,387,773
 Provision For Income Taxes                       379,905        497,912
                                              -----------    -----------
Net Income                                    $   800,006    $   889,861
                                              ===========    ===========

Basic Net Income Per Common Share             $      0.32    $      0.35
                                              ===========    ===========
Diluted Net Income Per Common Share           $      0.31    $      0.35
                                              ===========    ===========
Cash Dividend Per Share On Common Stock       $      0.03    $      0.02
                                              ===========    ===========
Basic Weighted Average Shares Outstanding       2,519,627      2,512,600
                                              ===========    ===========
Diluted Weighted Average Shares Outstanding     2,555,774      2,568,601
                                              ===========    ===========

See accompanying notes to consolidated financial statements.

                 Security Federal Corporation and Subsidiaries

                 Consolidated Statements of Income (Unaudited)

                                            Six Months Ended September 30,
                                            ------------------------------
                                                2004              2003
                                            -------------     ------------
Interest Income:
 Loans                                       $ 7,851,710       $ 7,815,674
 Mortgage-Backed Securities                    2,769,212         1,883,118
 Investment Securities                         1,651,924         1,409,165
 Other                                            12,729             9,581
                                             -----------       -----------
Total Interest Income                         12,285,575        11,117,538
                                             -----------       -----------

Interest Expense:
 NOW And Money Market Accounts                 1,863,136         1,374,260
 Passbook Accounts                                86,968            88,978
 Certificate Accounts                          1,622,617         1,973,215
 Advances And Other Borrowed Money             1,903,137         1,249,071
                                             -----------       -----------
Total Interest Expense                         5,475,858         4,685,524
                                             -----------       -----------

Net Interest Income                            6,809,717         6,432,014
 Provision For Loan Losses                       390,000           600,000
                                             -----------       -----------
 Net Interest Income After Provision For
  Loan Losses                                  6,419,717         5,832,014
                                             -----------       -----------
Other Income:
 Gain On Sale Of Loans                           238,823         1,056,236
 Loan Servicing Fees                              87,106           101,611
 Service Fees On Deposit Accounts                625,364           691,296
 Other                                           432,070           410,225
                                             -----------       -----------
Total Other Income                             1,383,363         2,259,368
                                             -----------       -----------

General And Administrative Expenses:
 Salaries And Employee Benefits                3,184,913         3,041,032
 Occupancy                                       523,708           456,919
 Advertising                                      74,525           104,180
 Depreciation And Maintenance Of Equipment       537,022           537,716
 FDIC Insurance Premiums                          28,897            27,667
 Other                                         1,056,077         1,059,315
                                             -----------       -----------
Total General And Administrative Expenses      5,405,142         5,226,829
                                             -----------       -----------

 Income Before Income Taxes                    2,397,938         2,864,553
 Provision For Income Taxes                      795,905         1,052,033
                                             -----------       -----------
Net Income                                   $ 1,602,033       $ 1,812,520
                                             ===========       ===========

Basic Net Income Per Common Share            $      0.64       $      0.72
                                             ===========       ===========
Diluted Net Income Per Common Share          $      0.63       $      0.71
                                             ===========       ===========
Cash Dividend Per Share On Common Stock      $      0.05       $      0.04
                                             ===========       ===========
Basic Weighted Average Shares Outstanding      2,521,114         2,511,563
                                             ===========       ===========
Diluted Weighted Average Shares Outstanding    2,559,333         2,563,450
                                             ===========       ===========

See accompanying notes to consolidated financial statements.


                         Security Federal Corporation and Subsidiaries
         Consolidated Statements of Shareholders' Equity and Comprehensive Income (Unaudited)

                                                                     Accumulated
                                        Additional    Indirect         Other
                               Common    Paid-In     Guarantee of  Comprehensive   Retained
                               Stock     Capital      ESOP Debt    Income (Loss)   Earnings       Total
                              ------    ----------   ----------    -------------  ----------    ----------
Beginning Balance At
March 31, 2003                $25,298   $3,995,230   $(444,685)    $ 1,444,585    $25,019,525   $30,039,953
Net Income                          -            -           -               -      1,812,520     1,812,520
Other Comprehensive
Income, Net Of Tax:
 Unrealized Holding
  Losses On Securities
  Available For Sale                -            -           -      (1,280,584)             -    (1,280,584)
                                                                                                -----------
 Comprehensive Income                                                                               531,936
Decrease In Indirect
 Guarantee of ESOP Debt                                107,713               -              -       107,713
Exercise of Stock Options          19       10,214                                                   10,233
Cash Dividends ($.04 per
 share)                             -            -           -               -       (101,231)     (101,231)
                              -------   ----------   ---------     -----------    -----------   -----------
Balance at
 September 30, 2003           $25,317   $4,005,444   $(336,972)    $   164,001    $26,730,814   $30,588,604
                              =======   ==========   =========     ===========    ===========   ===========

Beginning Balance At
March 31, 2004                $25,333   $4,013,674   $(336,972)    $   689,755    $29,080,125   $33,471,915
Net Income                          -            -           -               -      1,602,033     1,602,033
Other Comprehensive
Income, Net Of Tax:
 Unrealized Holding
  Losses On Securities
  Available For Sale                -            -           -        (482,057)             -      (482,057)
                                                                                                -----------
 Comprehensive Income                                                                             1,119,976
Decrease In Indirect
 Guarantee of ESOP Debt             -            -      60,755               -              -        60,755
Exercise Of Stock Options          60      109,920                                                  109,980
Cash Dividends ($.05 per
 share)                             -            -           -               -       (126,664)     (126,664)
                              -------   ----------   ---------     -----------    -----------   -----------
Balance at
 September 30, 2004           $25,393   $4,123,594   $(276,217)    $   207,698    $30,555,494   $34,635,962
                              =======   ==========   =========     ===========    ===========   ===========

See accompanying notes to consolidated financial statements.



                  Security Federal Corporation and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)

                                              Six Months Ended September 30,
                                              ------------------------------
                                                   2004            2003
                                              ------------     -------------

Cash Flows From Operating Activities:
Net Income                                    $  1,602,033     $  1,812,520
Adjustments To Reconcile Net Income To
 Net Cash Provided By Operating Activities:
  Depreciation Expense                             430,528          404,527
  Discount Accretion And Premium Amortization      627,920          371,748
  Provisions For Losses On Loans And Real
   Estate                                          390,000          600,000
  Gain On Sale Of Loans                           (238,823)      (1,056,236)
  Gain On Sale Of Real Estate                      (31,773)         (41,496)
  Amortization Of Deferred Fees On Loans           (99,639)        (105,060)
  Proceeds From Sale Of Loans Held For Sale     13,442,690       49,676,277
  Origination Of Loans For Sale                (13,087,306)     (46,098,909)
  (Increase) Decrease In Accrued Interest
   Receivable:
    Loans                                           42,509           69,283
    Mortgage-Backed Securities                     (24,523)         (78,466)
    Investments                                     41,849          (26,551)
  Increase In Advance Payments By Borrowers        305,851          286,090
  Gain on Disposition of Premises and Equipment     (3,325)            (150)
  Other, Net                                      (935,431)      (1,459,054)
                                              ------------     ------------
Net Cash Provided (Used) By Operating
 Activities                                      2,462,560        4,354,523
                                              ------------     ------------

Cash Flows From Investing Activities:
  Principal Repayments On Mortgage-Backed
   Securities Available For Sale                26,013,326       34,006,208
  Principal Repayments On Mortgage-Backed
   Securities Held To Maturity                      71,484          491,582
  Purchase Of Investment Securities Held To
   Maturity                                    (11,991,800)     (62,945,138)
  Purchase Of Mortgage-Backed Securities
   Available For Sale                          (37,197,817)     (71,060,405)
  Maturities Of Investment Securities
   Available For Sale                            9,000,000       26,214,104
  Maturities of Investment Securities Held
   To Maturity                                  12,000,000       22,030,331
  Purchase Of FHLB Stock                        (2,132,500)      (2,281,700)
  Redemption Of FHLB Stock                       1,981,100        1,351,300
  (Increase) Decrease In Loans To Customers    (19,957,332)       2,014,023
  Proceeds From Sale Of Repossessed Assets         171,539          463,746
  Purchase And Improvement Of Premises And
   Equipment                                    (1,699,450)      (1,662,580)
  Proceeds from Sale of Premises And Equipment       3,325              150
                                              ------------     ------------
Net Cash Used By Investing Activities          (23,738,125)     (51,378,379)
                                              ------------     ------------

Cash Flows From Financing Activities:
  Increase In Deposit Accounts                  18,823,965       25,451,829
  Proceeds From FHLB Advances                   68,328,000       89,875,000
  Repayment Of FHLB Advances                   (64,183,000)     (70,318,000)
  Net Proceeds Of Other Borrowings                 437,731        1,744,120
  Dividends To Shareholders                       (126,664)        (101,231)
  Proceeds From Exercise of Stock Options          109,980           10,233
                                              ------------     ------------
Net Cash Provided By Financing Activities       23,390,012       46,661,951
                                              ------------     ------------
                                                                 (Continued)

               Security Federal Corporation and Subsidiaries

             Consolidated Statements of Cash Flows (Unaudited)

                                              Six Months Ended September 30,
                                              ------------------------------
                                                   2004            2003
                                              ------------     -------------

Net Increase In Cash And Cash Equivalents        2,114,447         (361,905)
Cash And Cash Equivalents At Beginning
 Of Period                                       6,749,211        8,238,690
                                              ------------     ------------
Cash And Cash Equivalents At End Of Period    $  8,863,658     $  7,876,785
                                              ============     ============

Supplemental Disclosure Of Cash Flows
 Information:
Cash Paid During The Period For Interest      $  5,453,627     $  4,824,535
Cash Paid During The Period For Income Taxes  $  1,257,012     $    935,888
Additions To Repossessed Acquired Through
 Foreclosure                                  $    185,897     $    343,800
Increase (Decrease) In Unrealized Net Gain
 On Securities Available For Sale,
 Net Of Taxes                                 $   (482,057)    $ (1,280,584)


See accompanying notes to consolidated financial statements.

                Security Federal Corporation and Subsidiaries

            Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in our 2004 Annual Report to Shareholders when reviewing interim financial statements. The results of operations for the six-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year. This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, and business of Security Federal Corporation. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, changes in interest rates, the demand for loans, the regulatory environment, general economic conditions and inflation, and the securities markets. Management cautions readers of this Form 10-Q not to place undue reliance on the forward-looking statements contained herein.

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

3. Loans Receivable, Net

Loans receivable, net, at September 30, 2004 and March 31, 2004 consisted of the following:

Loans held for sale were $1,587,308 and $1,703,869 at September 30, 2004 and March 31, 2004, respectively.

Loans Held For Investment:              September 30, 2004    March 31, 2004
                                        ------------------    --------------
  Residential Real Estate                 $ 117,324,774       $ 109,722,301
  Consumer                                   48,381,215          45,641,450
  Commercial Business & Real Estate         134,208,380         121,111,848
                                          -------------       -------------
                                            299,914,369         276,475,599
                                          -------------       -------------

Less:
  Allowance For Possible Loan Loss            6,083,146           5,763,935
  Loans In Process                           15,995,508          12,356,346
  Deferred Loan Fees                            163,850             164,527
                                          -------------       -------------
                                             22,242,504          18,284,808
                                          -------------       -------------
                                          $ 277,671,865       $ 258,190,791
                                          =============       =============

The following is a reconciliation of the allowance for loan losses for the six months ending:

                                        September 30, 2004    March 31, 2004
                                        ------------------    --------------
Beginning Balance                         $   5,763,935       $   4,911,224
  Provision                                     390,000             600,000
  Charge-offs                                  (190,831)           (238,893)
  Recoveries                                    120,042             104,631
                                          -------------       -------------
Ending Balance                            $   6,083,146       $   5,376,962
                                          =============       =============

              Security Federal Corporation and Subsidiaries

4. Securities

Investment and Mortgage-Backed Securities, Held to Maturity
-----------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:
                                         Gross        Gross
September 30, 2004         Amortized   Unrealized   Unrealized
------------------            Cost       Gains        Losses      Fair Value
                           ---------   ----------   ----------   -----------
US Government and Agency
 Obligations              $70,944,225   $ 195,893    $ 290,327   $70,849,791
Mortgage-Backed
 Securities                   278,340      19,835            -       298,175
                          -----------   ---------    ---------   -----------
Total                     $71,222,565   $ 215,728    $ 290,327   $71,147,966
                          ===========   =========    =========   ===========

March 31, 2004
--------------
US Government and Agency
 Obligations              $70,953,710   $ 448,405    $  88,542   $71,313,573
Mortgage-Backed
 Securities                   349,797      22,886            -       372,683
                          -----------   ---------    ---------   -----------
Total                     $71,303,507   $ 471,291    $  88,542   $71,686,256
                          ===========   =========    =========   ===========

Investment And Mortgage-Backed Securities, Available For Sale
-------------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

                                         Gross        Gross
September 30, 2004         Amortized   Unrealized   Unrealized
------------------            Cost       Gains        Losses      Fair Value
                           ---------   ----------   ----------   -----------

US Government and Agency
 Obligations             $  7,578,161  $   67,307    $       -   $  7,645,468
Mortgage-Backed
 Securities               167,279,696   1,060,936      793,462    167,547,170
                         ------------  ----------    ---------   ------------
Total                    $174,857,857  $1,128,243    $ 793,462   $175,192,638
                         ============  ==========    =========   ============

March 31, 2004
--------------

US Government and Agency
 Obligations             $ 16,603,568  $  296,338    $       -   $ 16,899,906
Mortgage-Backed
 Securities               156,696,460   1,437,219      621,766    157,511,913
                         ------------  ----------    ---------   ------------
Total                    $173,300,028  $1,733,557    $ 621,766   $174,411,819
                         ============  ==========    =========   ============

              Security Federal Corporation and Subsidiaries

5. Deposit Accounts

A summary of deposit accounts by type with weighted average rates is as follows:

                                September 30, 2004         March 31, 2004
                              --------------------     --------------------
Demand Accounts:                Balance       Rate       Balance       Rate
                              ------------    ----     ------------    ----
  Checking                    $ 80,738,953    0.53%    $ 80,738,298    0.47%
  Money Market                 166,842,803    2.14%     158,587,076    1.97%
  Regular Savings               17,538,212    0.99%      17,367,047    0.98%
                              ------------             ------------
Total Demand Accounts          265,119,968    1.57%     256,692,421    1.43%
                              ------------             ------------

Certificate Accounts:
  0 - 4.99%                    133,199,076              122,599,195
  5.00 - 6.99%                  10,097,566               10,301,029
                              ------------             ------------
Total Certificate Accounts     143,296,642    2.52%     132,900,224    2.26%
                              ------------             ------------
Total Deposit Accounts        $408,416,610    1.90%    $389,592,645    1.71%
                              ============             ============

6. Advances From Federal Home Loan Bank ("FHLB")

FHLB advances are summarized by year of maturity and weighted average interest rate in the table below:

                                September 30, 2004         March 31, 2004
                              --------------------     --------------------
Fiscal Year Due:                Balance       Rate       Balance       Rate
                              ------------    ----     ------------    ----
2005                          $  6,118,000    5.74%    $13,336,000     4.92%
2006                            33,000,000    4.18%     33,000,000     4.09%
2007                            13,000,000    2.61%     10,000,000     2.66%
2008                            10,000,000    2.96%     10,000,000     2.96%
2009                            20,000,000    2.80%     20,000,000     2.80%
Thereafter                      18,363,000    3.18%     10,000,000     3.29%
                              ------------             -----------
Total Advances                $100,481,000    3.49%    $96,336,000     3.59%
                              ============             ===========

These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank's portfolio of residential first mortgage loans and approximately $52.4 million in investment securities at September 30, 2004. Advances are subject to prepayment penalties.

The following table shows callable FHLB advances as of the dates indicated. These advances are also included in the above table. All callable advances are callable at the option of the FHLB. If an advance is called, the Bank has the option to payoff the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.


                                         As of September 30, 2004
-----------------------------------------------------------------------------------------------------------
Borrow Date    Maturity Date      Amount      Int. Rate       Type             Call Dates
-----------    -------------    ----------    ---------    -----------    ---------------------------------
  11/10/00       11/10/05      $ 5,000,000      5.85%      Multi-Call     11/10/04 and quarterly thereafter
  09/04/02       09/04/07        5,000,000      2.82%      1 Time Call    09/06/05
  11/07/02       11/07/12        5,000,000      3.354%     1 Time Call    11/07/07
  10/24/03       10/24/08       10,000,000      2.705%     Multi-call     10/24/06 and quarterly thereafter
  12/10/03       12/10/08        5,000,000      2.16%      Multi-call     12/12/05 and quarterly thereafter
  02/20/04       02/20/14        5,000,000      3.225%     1 Time Call    02/20/09
  04/16/04       04/16/14        3,000,000      3.33%      1 Time Call    04/16/08
  09/16/04       09/16/09        5,000,000      3.09%      1 Time Call    09/17/07




                           Security Federal Corporation and Subsidiaries

               Notes to Consolidated Financial Statements (Unaudited), Continued

                                         As of March 31, 2004
-----------------------------------------------------------------------------------------------------------
Borrow Date    Maturity Date      Amount      Int. Rate       Type             Call Dates
-----------    -------------    ----------    ---------    -----------    ---------------------------------
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



7.  Regulatory Matters

The following table reconciles the Bank's shareholders' equity to its various regulatory capital positions:

                                        September 30, 2004    March 31, 2004
                                        ------------------    --------------
                                                    (In Thousands)
Bank's Shareholders' Equity                   $ 33,953           $ 32,830
Unrealized Loss (Gain) On Available
 For Sale Of Securities, Net Of Tax               (208)              (690)
Reduction For Goodwill And Other
 Intangibles                                         -                  -
                                              --------           --------
  Tangible Capital                              33,745             32,140
Qualifying Core Deposits And Intangible
 Assets                                              -                  -
                                              --------           --------
  Core Capital                                  33,745             32,140
Supplemental Capital                             3,702              3,412
Assets Required To Be Deducted                     (46)               (54)
                                              --------           --------
Risk-Based Capital                            $ 37,401           $ 35,498
                                              ========           ========

The following table compares the Bank's capital levels relative to the applicable regulatory requirements at September 30, 2004:



                                                       (Dollars in Thousands)
                        ----------------------------------------------------------------------------------
                        Amt. Required    % Required    Actual Amt.    Actual %    Excess Amt.   Excess %
                        ----------------------------------------------------------------------------------
Tangible Capital            $11,046          2.0%        $33,745        6.11%       $22,699       4.11%
Tier 1 Leverage (Core)
 Capital                     22,092          4.0%         33,745        6.11%        11,653       2.11%
Total Risk-Based Capital     23,690          8.0%         37,401       12.63%        13,711       4.63%
Tier 1 Risk-Based (Core)
 Capital                     11,840          4.0%         33,745       11.40%        21,905       7.40%


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

                 Security Federal Corporation and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited), Continued

The following table provides a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                        For the Quarter Ended
                     --------------------------------------------------------
                                          September 30, 2004
                     --------------------------------------------------------
                           Income
                     (Numerator) Amount    Shares (Denominator)    Per Share
                     ------------------    --------------------   -----------

Basic EPS                $  800,006              2,519,627          $  0.32
Effect of Diluted
 Securities:
  Stock Options                   -                 22,417           (0.006)
  ESOP                            -                 13,730           (0.004)
                         ----------              ---------          -------

Diluted EPS              $  800,006              2,555,774          $  0.31
                         ==========              =========          =======

                                         For the Quarter Ended
                     --------------------------------------------------------
                                           September 30, 2003
                     --------------------------------------------------------
                           Income
                     (Numerator) Amount    Shares (Denominator)    Per Share
                     ------------------    --------------------   -----------

Basic EPS                $  889,861               2,512,600         $  0.35
Effect of Diluted
 Securities:
  Stock Options                   -                  38,090               -
  ESOP                            -                  17,911               -
                         ----------               ---------         -------

Diluted EPS              $  889,861               2,568,601         $  0.35
                         ==========               =========         =======

                                        For the Six Months Ended
                     --------------------------------------------------------
                                           September 30, 2004
                     --------------------------------------------------------
                           Income
                     (Numerator) Amount    Shares (Denominator)    Per Share
                     ------------------    --------------------   -----------

Basic EPS                $1,602,033               2,521,114         $  0.64
Effect of Diluted
 Securities:
  Stock Options                   -                  26,009          (0.007)
  ESOP                            -                  12,210          (0.003)
                         ----------               ---------         -------

Diluted EPS              $1,602,033               2,559,333         $  0.63
                         ==========               =========         =======

                                         For the Six Months Ended
                     --------------------------------------------------------
                                            September 30, 2003
                     --------------------------------------------------------
                           Income
                     (Numerator) Amount    Shares (Denominator)    Per Share
                     ------------------    --------------------   -----------

Basic EPS                $1,812,520               2,511,563         $  0.72
Effect of Diluted
 Securities:
  Stock Options                   -                  33,238          (0.006)
  ESOP                            -                  18,649          (0.004)
                         ----------               ---------         -------

Diluted EPS              $1,812,520               2,563,450         $  0.71
                         ==========               =========         =======

                  Security Federal Corporation and Subsidiaries
         Notes to Consolidated Financial Statements (Unaudited), Continued

9.  Stock-Based Compensation

The Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the six months and three months ended September 30, 2004 and 2003, respectively.

                                Three Months Ended       Six Months Ended
                                   September 30,           September 30,
                               -------------------      -------------------
                                 2004        2003        2004         2003
                               -------      ------      ------       ------
Net income, as reported       $ 800,006   $ 889,861   $1,602,033   $1,812,520
Deduct: Total stock-based
 employee compensation expense
 determined under fair value
 based method for all awards,
 net of related tax effect    $ (57,124)  $ (65,114)  $ (114,248)  $ (130,228)
Net Income, Pro Forma         $ 742,882   $ 824,747   $1,487,785   $1,682,292
Basic earnings share:
  As Reported                 $     .32   $     .35   $      .64   $      .72
  Pro Forma                   $     .30   $     .33   $      .59   $      .67
Diluted earnings share:
  As reported                 $     .31   $     .35   $      .63   $      .71
  Pro forma                   $     .29   $     .33   $      .58   $      .66

                  Security Federal Corporation and Subsidiaries

      Item 2. Management's Discussion and Analysis of Financial Condition
                              and Results of Operations

Changes in Financial Condition

Total assets of the Company increased $24.8 million or 4.7% during the six months ended September 30, 2004 primarily as a result of an increase of $2.1 million or 31.3% in cash and cash equivalents and an increase of $19.4 million or 7.5% increase in net loans receivable.

Residential real estate loans, net of loans in process, increased $4.0 million or 4.1% during the six months ended September 30, 2004, commercial loans increased $13.1 million or 10.8%, while consumer loans increased $2.7 million or 6.0%. Loans held for sale decreased $117,000 or 6.9% during the same period.

Repossessed assets increased $46,000 to $97,000 during the six months ended September 30, 2004.

Non-accrual loans totaled $2.5 million at September 30, 2004 compared to $2.0 million at March 31, 2004. The Bank classifies all loans as non-accrual when they become 90 days or more delinquent. At September 30, 2004, the Bank held $1.3 million in impaired loans compared to $1.4 million at March 31, 2004.
The Bank includes troubled debt restructuring ("TDR") within the meaning of SFAS No. 114 in impaired loans. At September 30, 2004, the Bank had six loans totaling $445,000 in TDR's compared to seven loans totaling $646,000 at March 31, 2004. A commercial loan TDR of $212,000 secured by equipment, and a $14,000 consumer loan TDR secured by a second mortgage on a residential dwelling, were 30 days delinquent. The other four TDR's consisted of two consumer loans totaling $141,000 secured by residential dwellings, a $21,000 unsecured commercial loan, and a $57,000 commercial loan secured by two rental properties, all of which were current as of September 30, 2004.

Deposits increased $18.8 million or 4.8% to $408.4 million during the six months ended September 30, 2004 as a result of competitive rates offered by the Bank. FHLB advances increased $4.1 million or 4.3% to $100.5 million during the same period. Other borrowings, consisting of commercial repurchase sweep accounts, increased $438,000 or 8.0% to $5.9 million during the six-month period.

The Board of Directors of the Company declared the 54th and 55th consecutive quarterly dividend of $.02 and $.03 per share, in April and July 2004, respectively, which totaled $127,000. The employee stock ownership trust of the Company paid $61,000 of principal on the employee stock ownership plan loan during the six-month period. Unrealized net gains on securities available for sale, net of tax, decreased $482,000 during the six months ended September 30, 2004 due to an increase in interest rates. The Company's net income for the six-month period was $1.6 million. These items, in total, increased shareholders' equity by $1.2 million or 3.5% during the six months ended September 30, 2004. Book value per share was $13.71 at September 30, 2004 compared to $13.30 at March 31, 2004.

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

Loan repayments and maturities of investments are a significant source of funds, whereas loan disbursements and the purchase of investments are a primary use of the Company's funds. During the six months ended September 30, 2004, loan disbursements exceeded loan repayments resulting in a $19.4 million or 7.5% increase in total net loans receivable.

Deposits and other borrowings are also an important source of funds for the Company. During the six months ended September 30, 2004, deposits increased $18.8 million and FHLB advances increased $4.1 million. The Bank had $65.3 million in additional borrowing capacity at the FHLB at the end of the period. At September 30, 2004, the Bank had $82.7 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed.

                Security Federal Corporation and Subsidiaries

       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

Liquidity and Capital Resources, Continued

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2004, the Bank had $26.7 million in unused consumer lines of credit, including home equity lines and unsecured lines. The Bank also had $21.6 million in unused commercial lines of credit and $682,000 in letters of credit committed to customers. The majority of the $49.0 million will not be drawn at the same time. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the Bank upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Bank manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the audited consolidated financial statements at March 31, 2004 as filed in our annual report on Form 10-K. Certain accounting policies involve significant judgements and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgements and estimates used in preparation of our consolidated financial statements. The Company provides for loan losses using the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to the allowance for loan losses. Additions to the allowance for loan losses are provided by charges to operations based on various factors, which, in Management's judgment, deserve current recognition in estimating possible losses. Such factors considered by Management include the fair value of the underlying collateral, stated guarantees by the borrow, if applicable, the borrower's ability to repay from other economic resources, growth and composition of the loan portfolios, the relationship of the allowance for loan losses to the outstanding loans, loss experience, delinquency trends, and general economic conditions. Management evaluates the carrying value of the loans periodically and the allowance is adjusted accordingly. While Management uses the best information available to make evaluations, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making these evaluations. Allowance for loan losses are subject to periodic evaluations by various authorities and may be subject to adjustments based upon the information that is available at the time of their examination.

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

               Security Federal Corporation and Subsidiaries

       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

Accounting and Reporting Changes

In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but which other-than-temporary impairments has not been recognized. Accordingly EITF issued EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments." The issue addresses the meaning of other-than-temporary impairments and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance determining the amount of impairment and additional quantitative and qualitative disclosures. The guidance for determining the amount of impairment was scheduled to be effective for periods ending after June 15, 2004, but has been delayed indefinitely pending implementation guidance by the FASB. The disclosure provisions of EITF No. 03-1 were effective for fiscal years ending after December 15, 2003. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company's financial position or results of operations.

In March 2004, the FASB issued an exposure draft on "Share-Based Payment".
The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for a) equity instruments of the enterprise or b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of the such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, was scheduled to be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosures purposes and b) December 15, 2005 for all other nonpublic entities. On October 16, 2004, the FASB delayed the effective date of this proposal by six months and anticipates it will be effective by the third quarter of 2005. Retrospective application of this Statement is not permitted. The adoption of this Statement, if approved, could have an impact on the Company's financial position or results of operations.

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

               Security Federal Corporation and Subsidiaries

      Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
-------------------------------------------------------------------

Net Income

Net income was $800,000 for the three months ended September 30, 2004, representing a decrease in earnings of $90,000 or 10.1% from $890,000 for the same period in 2003. The primary reason for the decreased earnings was a decrease in the gain on sale of mortgage loans offset partially by an increase in net interest income and a decrease in the provision for loan losses.

Net Interest Income

Net interest income increased $155,000 or 4.9% to $3.4 million during the three months ended September 30, 2004 as a result of an increase in interest income offset in part by an increase in interest expense. Average interest earning assets increased $81.9 million while average interest-bearing liabilities increased $142.8 million. The interest rate spread decreased 31 basis points to 2.32% during the three months ended September 30, 2004 compared to the same period in 2003.

Interest income on loans increased $156,000 or 4.1% to $4.0 million during the three months ended September 30, 2004 as a result of the average loan portfolio balance increasing by $32.5 million despite the yield in the loan portfolio decreasing 54 basis points Interest income from investment, mortgage-backed, and other securities increased $582,000 or 35.4% as a result of an increase in the average balance of the portfolio of $49.4 million and an increase in the yield in the portfolio of 30 basis points. Total interest income increased 738,000 or 13.4% to $6.2 million for the three months ended September 30, 2004 from $5.5 million for the same period in 2003.

Total interest expense increased $583,000 or 25.4% to $2.9 million during the three months ended September 30, 2004 compared to $2.3 million for the same period one-year earlier. Interest expense on deposits increased $195,000 or 11.7% during the period as average interest bearing deposits grew $31.0 million compared to the average balance in the three months ended September 30, 2003 while the cost of deposits decreased 63 basis points. Interest expense on advances and other borrowings increased $388,000 or 61.8% as the cost of debt outstanding decreased 36 basis points during the 2004 period compared to 2003 while average total borrowings outstanding increased approximately $48.9 million.

Provision for Loan Losses

The Bank's provision for loan losses was $195,000 during the three months ended September 30, 2004 compared to $300,000 for the quarter ended September 30, 2003. The amount of the provision is determined by management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $2.5 million at September 30, 2004 compared to $2.0 million at March 31, 2004. The ratio of allowance for loan losses to the Company's total loans was 2.13% at September 30, 2004 compared to 2.17% at March 31, 2004. Net charge-offs were $33,000 during the three months ended September 30, 2004 compared to $46,000 during the same period in 2003.

Other Income

Total other income decreased $334,000 or 31.6% to $724,000 during the three months ended September 30, 2004 compared to the same period a year ago, primarily as a result of a decrease in the gain on sale of loans. Gain on sale of loans decreased $297,000 or 71.9% to $116,000 during the period as the origination and sale of fixed rate mortgages decreased. Loan servicing fees decreased $9,000 to $43,000 while service fees on deposit accounts decreased $28,000 or 8.2% to $312,000. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions, trust fees, and other miscellaneous fees had no change during the three months ended September 30, 2004 compared to the same period last year.

               Security Federal Corporation and Subsidiaries

       Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004, CONTINUED
------------------------------------------------------------------------------

General and Administrative Expenses

General and administrative expenses increased $134,000 or 5.2% to $2.7 million during the three months ended September 30, 2004 compared to the same period in 2003. Salaries and employee benefits expense increased $158,000 or 11.0%. Occupancy expense increased $31,000 or 13.2% due primarily to the new Lexington branch office, which opened in August 2003. Advertising expense decreased $35,000 to $43,000. Depreciation and maintenance of equipment expense decreased $13,000 or 4.7% during the quarterly period. FDIC insurance premiums remained the same at $14,000 during the quarters ending September 2004 and 2003. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, decreased $7,000 or 1.4% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004
-----------------------------------------------------------------

Net Income

Net income was $1.6 million for the six months ended September 30, 2004, representing a decrease in earnings of $210,000 or 11.6% from $1.8 million for the same period in 2003. The primary reason for the decreased earnings was a decrease on the gain on sale of mortgage loans offset partially by an increase in net interest income and a decrease in the provision for loan losses.

Net Interest Income

Net interest income increased $378,000 or 5.9% to $6.8 million during the six months ended September 30, 2004 as a result of an increase in interest income offset in part by an increase in interest expense. Average interest earning assets increased $147.2 million while average interest-bearing liabilities increased $139.4 million. The interest rate spread decreased 96 basis points to 2.39% during the six months ended September 30, 2004 compared to the same period in 2003.

Interest income on loans increased $36,000 to $7.9 million during the six months ended September 30, 2004 as a result of the average loan portfolio balance increasing by $31.0 million despite the yield in the loan portfolio decreasing 146 basis points. Interest income from investment, mortgage-backed, and other securities increased $1.1 million or 34.3% as a result of an increase in the average balance of the portfolio of $116.2 million despite a decrease in the yield in the portfolio of 118 basis points. Total interest income increased $1.2 million or 10.5% to $12.3 million for the six months ended September 30, 2004 from $11.1 millionfor the same period in 2003.

Total interest expense increased $790,000 or 16.9% to $5.5 million during the six months ended September 30, 2004 compared to $4.7 million for the same period one-year earlier. Interest expense on deposits increased $136,000 or 4.0% during the period as average interest bearing deposits grew $72.03 million compared to the average balance in the six months ended September 30, 2003 while the cost of deposits decreased 70 basis points. Interest expense on advances and other borrowings increased $654,000 or 52.4% as the cost of debt outstanding decreased 182 basis points during the 2004 period compared to 2003 while average total borrowings outstanding increased approximately $67.4 million.

Provision for Loan Losses

The Bank's provision for loan losses was $390,000 during the six months ended September 30, 2004 compared to $600,000 for the quarter ended September 30, 2003. The amount of the provision is determined by management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $2.5 million at September 30, 2004 compared to $2.0 million at March 31, 2004. The ratio of allowance for loan losses to the Company's total loans was 2.13% at September 30, 2004 compared to 2.17% at March 31, 2004. Net charge-offs were $71,000 during the six months ended September 30, 2004 compared to $134,000 during the same period in 2003.

                 Security Federal Corporation and Subsidiaries

         Management's Discussion and Analysis of Financial Condition and
                           Results of Operations

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004, CONTINUED
----------------------------------------------------------------------------

Other Income

Total other income decreased $876,000 or 38.8% to $1.4 million during the six months ended September 30, 2004 compared to the same period a year ago, primarily as a result of a decrease in the gain on sale of loans. Gain on sale of loans decreased $817,000 or 77.4% to $239,000 during the period as the origination and sale of fixed rate mortgages decreased. Loan servicing fees decreased $15,000 to $87,000 while service fees on deposit accounts decreased $66,000 or 9.5% to $625,000. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions, trust fees, and other miscellaneous fees increased $22,000 or 5.3% to $432,000 during the six months ended September 30, 2004.

General and Administrative Expenses

General and administrative expenses increased $178,000 or 3.4% to $5.4 million during the six months ended September 30, 2004 compared to the same period in 2003. Salaries and employee benefits expense increased $144,000 or 4.7%. Occupancy expense increased $67,000 or 14.6% primarily attributable to the new Lexington branch office, which opened in August 2003. Advertising expense decreased $30,000 or 28.5% to $75,000. Depreciation and maintenance of equipment expense decreased $1,000 during the six month period compared to the same period last year. FDIC insurance premiums increased $1,000 or 4.5% to $29,000. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, decreased $3,000 or 0.3% for the six months ended September 30, 2004 compared to the three months ended September 30, 2003.

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

For the three and six month periods ended September 30, 2004, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.32% and 2.39%, respectively. As of the year ended March 31, 2004, the interest rate spread was 2.59%. The interest rate spread decreased due to interest bearing liabilities, specifically certificates of deposits, re-pricing faster than interest earning assets. If interest rates were to increase suddenly and significantly, the Bank's net interest income and net interest spread would be compressed significantly.

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

(b) Changes in Internal Controls: In the quarter ended September 30, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

                 Security Federal Corporation and Subsidiaries

Part II: Other Information

Item 1 -  Legal Proceedings
          -----------------

          The Company is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in mortgage loans it has made.

Item 2 -  Unregistered Sales of Equity Securities and Use Of Proceeds
          -----------------------------------------------------------

          Stock Repurchases. The Company did not repurchase any shares of its outstanding Common Stock during the three months ended September 30, 2004. In addition, The Company has no publicly announced plans to repurchase its common stock.

Item 3 -  Defaults Upon Senior Securities
          -------------------------------

          None

Item 4 -  Submission Of Matters To A Vote Of Security Holders
          ---------------------------------------------------

          The election of directors was presented for vote to the shareholders at the Annual Meeting held July 22, 2004. Votes for Gasper L. Toole were as follows: 2,004,178 votes for, 12,600 withheld. Votes for Thomas L. Moore were as follows: 2,006,578 votes for, 10,200 votes withheld. Votes for J. Chris Verenes were as follows: 2,004,178 votes for, 12,600 votes withheld. Directors continuing in office are T. Clifton Weeks, Timothy W. Simmons, Harry O. Weeks, Jr., Robert E. Alexander and William Clyburn.

Item 5 -  Other Information
          -----------------

          None

Item 6 -  Exhibits
          --------

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

                  Security Federal Corporation and Subsidiaries

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

                                 SECURITY FEDERAL CORPORATION




Date: November 10, 2004          By: /s/ Timothy W. Simmons
     --------------------           ------------------------------
                                     Timothy W. Simmons
                                     President
                                     Duly Authorized Representative



Date: November 10, 2005          By: /s/ Roy G. Lindburg
     --------------------           ------------------------------
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

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control ver financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 10, 2004

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

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control ver financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 10, 2004

                                       /s/ Roy G. Lindburg
                                       --------------------------------
                                       Roy G. Lindburg
                                       Chief Financial Officer

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

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q that:

     1. the report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.


/s/ Timothy W. Simmons                 /s/ Roy G. Lindburg
----------------------------           -----------------------------
Timothy W. Simmons                     Roy G. Lindburg
Chief Executive Officer                Chief Financial Officer

Dated: November 10, 2004