Form 10-Q
period 2004-12-31
SECURITY FEDERAL CORPORATION
filed 2005-02-10
CIK 818677

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                  FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD:

                  FROM:                   TO:
                        -----------------     -----------------

                      COMMISSION FILE NUMBER:  0-16120

                        SECURITY FEDERAL CORPORATION

                 South Carolina                   57-0858504
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

                              YES  X     NO
                                  ----      ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              YES        NO  X
                                  ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

          CLASS:              OUTSTANDING SHARES AT:         SHARES:
      -------------------     ----------------------       -----------
       Common Stock, par           January 31, 2005          2,543,838
     value $0.01 per share

                                     INDEX

------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION (UNAUDITED)                            PAGE NO.

Item 1.  Financial Statements (Unaudited):

           Consolidated Balance Sheets at December 31, 2004 and
           March 31, 2004                                                1

           Consolidated Statement of Income for the Three and Nine
           Months Ended December 31, 2004 and 2003                       2

           Consolidated Statements of Shareholders' Equity and
           Comprehensive Income at December 31, 2003 and 2004            4

           Consolidated Statements of Cash Flows for the Nine Months
           Ended December 31, 2004 and 2003                              5

           Notes to Consolidated Financial Statements                    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk      21

Item 4.  Controls and Procedures                                         21

------------------------------------------------------------------------------

PART II. OTHER INFORMATION

         Other Information                                               22

         Signatures                                                      23

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

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                   Security Federal Corporation and Subsidiaries

                          Consolidated Balance Sheets

                                            December 31, 2004   March 31, 2004
                                            -----------------   --------------
Assets:                                          (Unaudited)         (Audited)
 Cash And Cash Equivalents                     $  7,036,530      $  6,749,211
 Investment And Mortgage-Backed Securities:
  Available For Sale: (Amortized cost of
                      $174,288,404 at
                      December 31, 2004 and
                      $173,300,028 at March
                      31, 2004)                 173,925,479       174,411,819
  Held To Maturity:   (Fair value of
                      $73,792,272 at December
                      31, 2004 and $71,686,256
                      at March 31, 2004)         74,272,590        71,303,507
                                               ------------      ------------
 Total Investment And Mortgage-Backed
  Securities                                    248,198,069       245,715,326
                                               ------------      ------------
 Loans Receivable, Net:
  Held For Sale                                   1,423,111         1,703,869
  Held For Investment: (Net of allowance of
                       $6,252,695 at December
                       31, 2004 and
                       $5,763,935 at March 31,
                       2004)                    293,949,326       258,190,791
                                               ------------      ------------
 Total Loans Receivable, Net                    295,372,437       259,894,660
                                               ------------      ------------
 Accrued Interest Receivable:
  Loans                                             878,776           902,589
  Mortgage-Backed Securities                        574,445           549,541
  Investments                                       633,552           778,725
 Premises And Equipment, Net                      7,877,246         6,562,734
 Federal Home Loan Bank Stock, At Cost            6,024,800         4,816,800
 Repossessed Assets Acquired In Settlement
  Of Loans                                          127,500            50,869
 Other Assets                                     3,359,747         1,984,598
                                               ------------      ------------
Total Assets                                   $570,083,102      $528,005,053
                                               ============      ============

Liabilities And Shareholders' Equity
Liabilities:
 Deposit Accounts                              $416,165,386      $389,592,645
 Advances From Federal Home Loan Bank           110,413,000        96,336,000
 Other Borrowed Money                             5,287,565         5,477,023
 Advance Payments By Borrowers For Taxes
  And Insurance                                     239,801           317,421
 Other Liabilities                                2,880,388         2,810,049
                                               ------------      ------------
Total Liabilities                              $534,986,140      $494,533,138
                                               ------------      ------------

Shareholders' Equity:
 Serial Preferred Stock, $.01 Par Value;
  Authorized Shares - 200,000; Issued
  And Outstanding Shares - None                $          -      $          -
 Common Stock, $.01 Par Value; Authorized
  Shares - 5,000,000; Issued - 2,543,838
  And Outstanding Shares - 2,530,109 At
  December 31, 2004 And 2,533,291 And
  2,516,191 At March 31, 2004                        25,438            25,333
 Additional Paid-In Capital                       4,181,804         4,013,674
 Indirect Guarantee Of Employee Stock
  Ownership Trust Debt                             (276,217)         (336,972)
 Accumulated Other Comprehensive Income (Loss)     (225,158)          689,755
 Retained Earnings, Substantially Restricted     31,391,095        29,080,125
                                               ------------      ------------
Total Shareholders' Equity                     $ 35,096,962      $ 33,471,915
                                               ------------      ------------
Total Liabilities And Shareholders' Equity     $570,083,102      $528,005,053
                                               ============      ============

See accompanying notes to consolidated financial statements.

                    Security Federal Corporation and Subsidiaries

                    Consolidated Statements of Income (Unaudited)

                                               Three Months Ended December 31,
                                               -------------------------------
                                                    2004              2003
                                               --------------    -------------
Interest Income:
 Loans                                            $ 4,306,895    $ 3,794,651
 Mortgage-Backed Securities                         1,401,716      1,274,626
 Investment Securities                                756,877        812,525
 Other                                                  5,851          1,703
                                                  -----------    -----------
Total Interest Income                               6,471,339      5,883,505
                                                  -----------    -----------

Interest Expense:
 NOW And Money Market Accounts                      1,032,212        827,316
 Passbook Accounts                                     42,547         44,357
 Certificate Accounts                                 937,371        787,075
 Advances And Other Borrowed Money                    913,355        754,555
                                                  -----------    -----------
Total Interest Expense                              2,925,485      2,413,303
                                                  -----------    -----------

Net Interest Income                                 3,545,854      3,470,202
 Provision For Loan Losses                            195,000        300,000
                                                  -----------    -----------
 Net Interest Income After Provision For
  Loan Losses                                       3,350,854      3,170,202
                                                  -----------    -----------
Other Income:
 Gain On Sale Of Loans                                 88,265        199,880
 Loan Servicing Fees                                   47,997         58,556
 Service Fees On Deposit Accounts                     327,062        338,147
 Other                                                242,996        199,266
                                                  -----------    -----------
Total Other Income                                    706,320        795,849
                                                  -----------    -----------

General And Administrative Expenses:
 Salaries And Employee Benefits                     1,444,615      1,443,495
 Occupancy                                            268,749        239,619
 Advertising                                           53,785         73,418
 Depreciation And Maintenance Of Equipment            244,000        270,464
 FDIC Insurance Premiums                               14,444         13,507
 Other                                                686,852        519,497
                                                  -----------    -----------
Total General And Administrative Expenses           2,712,445      2,560,000
                                                  -----------    -----------

 Income Before Income Taxes                         1,344,729      1,406,051
 Provision For Income Taxes                           432,878        502,979
                                                  -----------    -----------
Net Income                                        $   911,851    $   903,072
                                                  ===========    ===========

Basic Net Income Per Common Share                 $      0.36    $      0.36
                                                  ===========    ===========
Diluted Net Income Per Common Share               $      0.36    $      0.35
                                                  ===========    ===========
Cash Dividend Per Share On Common Stock           $      0.03    $      0.02
                                                  ===========    ===========
Basic Weighted Average Shares Outstanding           2,527,661      2,513,958
                                                  ===========    ===========
Diluted Weighted Average Shares Outstanding         2,556,839      2,561,891
                                                  ===========    ===========

See accompanying notes to consolidated financial statements.

                  Security Federal Corporation and Subsidiaries

                   Consolidated Statements of Income (Unaudited)

                                                Nine Months Ended December 31,
                                               -------------------------------
                                                    2004              2003
                                               --------------    -------------
Interest Income:
 Loans                                          $12,158,605       $11,610,325
 Mortgage-Backed Securities                       4,170,928         3,157,744
 Investment Securities                            2,408,801         2,221,690
 Other                                               18,580            11,284
                                                -----------       -----------
Total Interest Income                            18,756,914        17,001,043
                                                -----------       -----------

Interest Expense:
 NOW And Money Market Accounts                    2,895,348         2,201,576
 Passbook Accounts                                  129,515           133,335
 Certificate Accounts                             2,559,988         2,760,290
 Advances And Other Borrowed Money                2,816,492         2,003,626
                                                -----------       -----------
Total Interest Expense                            8,401,343         7,098,827
                                                -----------       -----------

Net Interest Income                              10,355,571         9,902,216
 Provision For Loan Losses                          585,000           900,000
                                                -----------       -----------
 Net Interest Income After Provision For
  Loan Losses                                     9,770,571         9,002,216
                                                -----------       -----------
Other Income:
 Gain On Sale Of Loans                              327,088         1,256,116
 Loan Servicing Fees                                135,103           160,167
 Service Fees On Deposit Accounts                   952,426         1,029,443
 Other                                              675,066           609,491
                                                -----------       -----------
Total Other Income                                2,089,683         3,055,217
                                                -----------       -----------

General And Administrative Expenses:
 Salaries And Employee Benefits                   4,629,528         4,484,527
 Occupancy                                          792,457           696,538
 Advertising                                        128,310           177,598
 Depreciation And Maintenance Of Equipment          781,022           808,180
 FDIC Insurance Premiums                             43,341            41,174
 Other                                            1,742,929         1,578,812
                                                -----------       -----------
Total General And Administrative Expenses         8,117,587         7,786,829
                                                -----------       -----------

 Income Before Income Taxes                       3,742,667         4,270,604
 Provision For Income Taxes                       1,228,783         1,555,012
                                                -----------       -----------
Net Income                                      $ 2,513,884       $ 2,715,592
                                                ===========       ===========

Basic Net Income Per Common Share               $      1.00       $      1.08
                                                ===========       ===========
Diluted Net Income Per Common Share             $      0.98       $      1.06
                                                ===========       ===========
Cash Dividend Per Share On Common Stock         $      0.08       $      0.06
                                                ===========       ===========
Basic Weighted Average Shares Outstanding         2,523,296         2,512,361
                                                ===========       ===========
Diluted Weighted Average Shares Outstanding       2,558,502         2,562,930
                                                ===========       ===========

See accompanying notes to consolidated financial statements.

                           Security Federal Corporation and Subsidiaries

           Consolidated Statements of Shareholders' Equity and Comprehensive Income (Unaudited)

                                                                    Accumulated
                                        Additional    Indirect         Other
                               Common    Paid-In     Guarantee of  Comprehensive   Retained
                               Stock     Capital      ESOP Debt    Income (Loss)   Earnings       Total
                              ------    ----------   ----------    -------------  ----------    ----------
Beginning Balance At
March 31, 2003                $25,298   $3,995,230    $(444,685)   $ 1,444,585    $25,019,525   $30,039,953
Net Income                          -            -            -              -      2,715,592     2,715,592
Other Comprehensive
Income, Net Of Tax:
 Unrealized Holding
  Losses On Securities
  Available For Sale                -            -            -     (1,165,376)             -    (1,165,376)
                                                                                                -----------
 Comprehensive Income                                                                             1,550,216
Decrease In Indirect
 Guarantee of ESOP
 Debt                                                   107,713              -              -       107,713
Exercise of Stock
 Options                           35       18,444                                                   18,479
Cash Dividends ($.06 per
 share)                             -            -            -              -       (151,887)     (151,887)
                              -------   ----------    ---------    -----------    -----------   -----------
Balance at
December 31, 2003             $25,333   $4,013,674    $(336,972)   $   279,209    $27,583,230   $31,564,474
                              =======   ==========    =========    ===========    ===========   ===========

Beginning Balance At
March 31, 2004                $25,333   $4,013,674    $(336,972)   $   689,755    $29,080,125   $33,471,915
Net Income                          -            -            -              -      2,513,884     2,513,884
Other Comprehensive
Income, Net Of Tax:
 Unrealized Holding
  Losses On Securities
  Available For Sale                -             -           -       (914,913)             -      (914,913)
                                                                                                -----------
 Comprehensive Income                                                                             1,598,971
Decrease In Indirect
 Guarantee of ESOP
  Debt                              -             -      60,755              -              -        60,755
Exercise Of Stock
 Options                          105       168,130                                                 168,235
Cash Dividends ($.08 per
 share)                             -             -           -              -       (202,914)     (202,914)
                              -------   ----------    ---------    -----------    -----------   -----------
Balance at
December 31, 2004             $25,438   $4,181,804    $(276,217)   $  (225,158)   $31,391,095   $35,096,962
                              =======   ==========    =========    ===========    ===========   ===========

See accompanying notes to consolidated financial statements.



               Security Federal Corporation and Subsidiaries

             Consolidated Statements of Cash Flows (Unaudited)

                                               Nine Months Ended December 31,
                                               -------------------------------
                                                     2004             2003
                                               --------------   --------------
Cash Flows From Operating Activities:
Net Income                                      $   2,513,884   $   2,715,592
Adjustments To Reconcile Net Income To Net
Cash Provided By Operating Activities:
 Depreciation Expense                                 630,742         625,502
 Discount Accretion And Premium Amortization          929,109         709,295
 Provisions For Losses On Loans And Real Estate       585,000         900,000
 Gain On Sale Of Loans                               (327,088)     (1,256,116)
 Gain On Sale Of Real Estate                          (53,661)        (58,201)
 Amortization Of Deferred Fees On Loans              (143,244)       (149,489)
 Proceeds From Sale Of Loans Held For Sale         19,590,174      59,591,842
 Origination Of Loans For Sale                    (18,982,328)    (55,352,760)
 (Increase) Decrease In Accrued Interest
 Receivable:
  Loans                                                23,813          51,680
  Mortgage-Backed Securities                          (24,904)       (115,954)
  Investments                                         145,173        (184,036)
 Increase In Advance Payments By Borrowers            (77,620)       (109,709)
 Gain on Disposition of Premises and Equipment         (3,525)         (1,170)
 Other, Net                                          (684,252)       (338,539)
                                                -------------   -------------
Net Cash Provided By Operating Activities           4,121,273       7,027,937
                                                -------------   -------------

Cash Flows From Investing Activities:
 Principal Repayments On Mortgage-Backed
  Securities Available For Sale                    37,602,571      45,511,172
 Principal Repayments On Mortgage-Backed
  Securities Held To Maturity                          79,558         529,398
 Purchase Of Investment Securities Held To
  Maturity                                        (22,042,025)    (79,886,945)
 Purchase Of Mortgage-Backed Securities Available
  For Sale                                        (49,526,672)    (97,688,197)
 Maturities Of Investment Securities Available
  For Sale                                         10,000,000      31,156,545
 Maturities of Investment Securities Held To
  Maturity                                         19,000,000      30,030,331
 Purchase Of FHLB Stock                            (3,910,900)     (4,104,300)
 Redemption Of FHLB Stock                           2,702,900       2,037,300
 Increase In Loans To Customers                   (36,558,688)    (14,840,622)
 Proceeds From Sale Of Repossessed Assets             335,427         560,451
 Purchase And Improvement Of Premises And
  Equipment                                        (1,945,254)     (2,042,042)
 Proceeds from Sale of Premises And Equipment           3,525           1,170
                                                -------------   -------------
Net Cash Used By Investing Activities             (44,259,558)    (88,735,739)
                                                -------------   -------------

Cash Flows From Financing Activities:
 Increase In Deposit Accounts                      26,572,741      30,568,759
 Proceeds From FHLB Advances                      100,943,000     168,550,000
 Repayment Of FHLB Advances                       (86,866,000)   (119,411,000)
 Net (Repayments) Proceeds Of Other Borrowings       (189,458)      1,778,879
 Dividends To Shareholders                           (202,914)       (151,887)
 Proceeds From Exercise of Stock Options              168,235          18,479
                                                -------------   -------------
Net Cash Provided By Financing Activities          40,425,604      81,353,230
                                                -------------   -------------
                                                                   (Continued)

                 Security Federal Corporation and Subsidiaries

               Consolidated Statements of Cash Flows (Unaudited)

                                               Nine Months Ended December 31,
                                               -------------------------------
                                                     2004             2003
                                               --------------   --------------
Net Increase (Decrease) In Cash And Cash
 Equivalents                                          287,319        (354,572)
Cash And Cash Equivalents At Beginning Of
 Period                                             6,749,211       8,238,690
                                                -------------   -------------
Cash And Cash Equivalents At End Of Period      $   7,036,530   $   7,884,118
                                                =============   =============

Supplemental Disclosure Of Cash Flows
 Information:
Cash Paid During The Period For Interest        $   8,322,953   $   7,206,265
Cash Paid During The Period For Income Taxes    $   1,699,012   $   1,514,888
Additions To Repossessed Acquired Through
 Foreclosure                                    $     358,397   $     528,049
Increase (Decrease) In Unrealized Net Gain On
 Securities Available For Sale, Net Of Taxes    $    (914,913)  $  (1,165,376)

See accompanying notes to consolidated financial statements.

                Security Federal Corporation and Subsidiaries

            Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The unaudited interim condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations for the interim periods presented. All such adjustments are of a normal, recurring nature. The balance sheet data at December 31, 2004 is derived from the audited consolidated financial statements of Security Federal Corporation (the "Company"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") with respect to interim financial reporting. It is recommended that these unaudited interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2004 (SEC File No. 0-16120). Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period's presentation. The results of operations for the quarter ended December 31, 2004 are not necessarily indicative of results for the fiscal year ending March 31, 2005.

2. Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the "Company" and its wholly owned subsidiary, Security Federal Bank (the "Bank"), and the Bank's wholly owned subsidiaries, Security Federal Insurance, Inc. ("SFINS"), Security Federal Investments, Inc. ("SFINV"), Security Federal Trust, Inc. ("SFT"), and Security Financial Services Corporation ("SFSC"). The Bank is primarily engaged in the business of accepting savings and demand deposits and originating mortgage and other loans to individuals and small businesses for various personal and commercial purposes. SFINS, SFINV, and SFT were formed during fiscal 2002 and began operations during the December 2001 quarter. SFINS is an insurance agency offering business, health, home and life insurance. SFINV engages primarily in investment brokerage services. SFT offers trust, financial planning and financial management services. SFSC is currently inactive.

3. Loans Receivable, Net

Loans receivable, net, at December 31, 2004 and March 31, 2004 consisted of the following:

Loans held for sale were $1,423,111 and $1,703,869 at December 31, 2004 and March 31, 2004, respectively.

                                         December 31, 2004    March 31, 2004
Loans Held For Investment:               -----------------    --------------
 Residential Real Estate                    $118,741,172       $109,722,301
 Consumer                                     50,102,209         45,641,450
 Commercial Business & Real Estate           145,306,816        121,111,848
                                            ------------       ------------
                                             314,150,197        276,475,599
                                            ------------       ------------

Less:
 Allowance For Possible Loan Loss              6,252,695          5,763,935
 Loans In Process                             13,789,555         12,356,346
 Deferred Loan Fees                              158,621            164,527
                                            ------------       ------------
                                              20,200,871         18,284,808
                                            ------------       ------------
                                            $293,949,326       $258,190,791
                                            ============       ============

The following is a reconciliation of the allowance for loan losses for the nine months ending:


                                       December 31, 2004    December 31, 2003
                                       -----------------    -----------------
Beginning Balance                          $ 5,763,935         $ 4,911,224
 Provision                                     585,000             900,000
 Charge-offs                                  (229,538)           (374,341)
 Recoveries                                    133,298             136,533
                                           -----------         -----------
Ending Balance                             $ 6,252,695         $ 5,573,416
                                           ===========         ===========

                  Security Federal Corporation and Subsidiaries

4. Securities

Investment and Mortgage-Backed Securities, Held to Maturity
-----------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

                                         Gross        Gross
December 31, 2004          Amortized   Unrealized   Unrealized
------------------            Cost       Gains        Losses      Fair Value
                           ---------   ----------   ----------   -----------
US Government and Agency
 Obligations              $74,002,324   $ 68,195    $566,027     $73,504,492
Mortgage-Backed
 Securities                   270,266     17,514           -         287,780
                          -----------   --------    --------     -----------
Total                     $74,272,590   $ 85,709    $566,027     $73,792,272
                          ===========   ========    ========     ===========

March 31, 2004
--------------
US Government and Agency
 Obligations              $70,953,710   $448,405    $ 88,542     $71,313,573
Mortgage-Backed
 Securities                   349,797     22,886           -         372,683
                          -----------   --------    --------     -----------
Total                     $71,303,507   $471,291    $ 88,542     $71,686,256
                          ===========   ========    ========     ===========


Investment And Mortgage-Backed Securities, Available For Sale
-------------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

                                         Gross        Gross
December 31, 2004          Amortized   Unrealized   Unrealized
------------------            Cost       Gains        Losses      Fair Value
                           ---------   ----------   ----------   -----------
US Government and Agency
 Obligations              $  6,568,945  $   19,972  $        -   $  6,588,917
Mortgage-Backed
 Securities                167,719,459     739,620   1,122,517    167,336,562
                          ------------  ----------  ----------   ------------
Total                     $174,288,404  $  759,592  $1,122,517   $173,925,479
                          ============  ==========  ==========   ============

March 31, 2004
--------------

US Government and Agency
 Obligations              $ 16,603,568  $  296,338  $        -   $ 16,899,906
Mortgage-Backed
 Securities                156,696,460   1,437,219     621,766    157,511,913
                          ------------  ----------  ----------   ------------
Total                     $173,300,028  $1,733,557  $  621,766   $174,411,819
                          ============  ==========  ==========   ============

                     Security Federal Corporation and Subsidiaries

5. Deposit Accounts

A summary of deposit accounts by type with weighted average rates is as follows:

                                    December 31, 2004       March 31, 2004
                                  -------------------    -------------------
Demand Accounts:                     Balance     Rate       Balance     Rate
                                  ------------   ----    ------------   ----
 Checking                         $ 84,825,419   0.54%   $ 80,738,298   0.47%
 Money Market                      171,164,079   2.14%    158,587,076   1.97%
 Regular Savings                    16,850,470   0.98%     17,367,047   0.98%
                                  ------------           ------------
Total Demand Accounts              272,839,968   1.57%    256,692,421   1.43%
                                  ------------           ------------

Certificate Accounts:
 0 - 4.99%                         133,242,497            122,599,195
 5.00 - 6.99%                       10,082,921             10,301,029
                                  ------------           ------------
Total Certificate Accounts         143,325,418   2.68%    132,900,224   2.26%
                                  ------------           ------------
Total Deposit Accounts            $416,165,386   1.95%   $389,592,645   1.71%
                                  ============           ============

6. Advances From Federal Home Loan Bank ("FHLB")

FHLB advances are summarized by year of maturity and weighted average interest rate in the table below:

                                    December 31, 2004       March 31, 2004
                                  -------------------    -------------------
Fiscal Year Due:                     Balance     Rate       Balance     Rate
                                  ------------   ----    ------------   ----
2005                              $ 16,050,000   3.73%   $ 13,336,000   4.92%
2006                                33,000,000   4.19%     33,000,000   4.09%
2007                                13,000,000   2.61%     10,000,000   2.66%
2008                                10,000,000   2.96%     10,000,000   2.96%
2009                                20,000,000   2.80%     20,000,000   2.80%
Thereafter                          18,363,000   3.18%     10,000,000   3.29%
                                  ------------   ----    ------------   ----
Total Advances                    $110,413,000   3.41%   $ 96,336,000   3.59%
                                  ============   ====    ============   ====

These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank's portfolio of residential first mortgage loans and approximately $45.3 million in investment securities at December 31, 2004. Advances are subject to prepayment penalties.

The following table shows callable FHLB advances as of the dates indicated. These advances are also included in the above table. All callable advances are callable at the option of the FHLB. If an advance is called, the Bank has the option to payoff the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.


                                       As of December 31, 2004
-----------------------------------------------------------------------------------------------------------
Borrow Date    Maturity Date      Amount      Int. Rate       Type             Call Dates
-----------    -------------    ----------    ---------    -----------    ---------------------------------
11/10/00         11/10/05       $ 5,000,000     5.85%       Multi-Call     02/10/05 and quarterly thereafter
09/04/02         09/04/07         5,000,000     2.82%       1 Time Call    09/06/05
11/07/02         11/07/12         5,000,000     3.354%      1 Time Call    11/07/07
10/24/03         10/24/08        10,000,000     2.705%      Multi-call     10/24/06 and quarterly thereafter
12/10/03         12/10/08         5,000,000     2.16%       Multi-call     12/12/05 and quarterly thereafter
02/20/04         02/20/14         5,000,000     3.225%      1 Time Call    02/20/09
04/16/04         04/16/14         3,000,000     3.33%       1 Time Call    04/16/08
09/16/04         09/16/09         5,000,000     3.09%       1 Time Call    09/17/07



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



7.  Regulatory Matters

The following table reconciles the Bank's shareholders' equity to its various regulatory capital positions:

                                           December 31, 2004   March 31, 2004
                                                      (In Thousands)
                                           -----------------------------------
Bank's Shareholders' Equity                     $ 34,432          $ 32,830
Unrealized Loss (Gain) On Available For
 Sale Of Securities, Net Of Tax                      225              (690)
Reduction For Goodwill And Other Intangibles           -                 -
                                                --------          --------
  Tangible Capital                                34,657            32,140
Qualifying Core Deposits And Intangible Assets         -                 -
                                                --------          --------
  Core Capital                                    34,657            32,140
Supplemental Capital                               3,965             3,412
Assets Required To Be Deducted                       (35)              (54)
                                                --------          --------
  Risk-Based Capital                            $ 38,587          $ 35,498
                                                ========          ========

The following table compares the Bank's capital levels relative to the applicable regulatory requirements at December 31, 2004:


                                                       (Dollars in Thousands)
                        ----------------------------------------------------------------------------------
                        Amt. Required    % Required    Actual Amt.    Actual %    Excess Amt.   Excess %
                        ----------------------------------------------------------------------------------
Tangible Capital          $  11,400         2.0%        $  34,657       6.08%       $  23,257      4.08%
Tier 1 Leverage (Core)
 Capital                     22,800         4.0%           34,657       6.08%          11,857      2.08%
Total Risk-Based Capital     25,386         8.0%           38,587      12.16%          13,201      4.16%
Tier 1 Risk-Based (Core)
 Capital                     12,683         4.0%           34,657      10.93%          21,974      6.93%



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

                   Security Federal Corporation and Subsidiaries

The following table provides a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                    For the Quarter Ended
                     --------------------------------------------------------
                                      December 31, 2004
                     --------------------------------------------------------
                           Income
                     (Numerator) Amount    Shares (Denominator)    Per Share
                     ------------------    --------------------   -----------
Basic EPS               $   911,851              2,527,661          $  0.36
Effect of Diluted
 Securities:
  Stock Options                   -                 15,449                -
  ESOP                            -                 13,729                -
                        -----------              ---------          -------

Diluted EPS             $   911,851              2,556,839          $  0.36
                        ===========              =========          =======

                                     For the Quarter Ended
                     --------------------------------------------------------
                                        December 31, 2003
                     --------------------------------------------------------
                           Income
                     (Numerator) Amount    Shares (Denominator)    Per Share
                     ------------------    --------------------   -----------
Basic EPS               $   903,072              2,513,958          $  0.36
Effect of Diluted
 Securities:
  Stock Options                   -                 29,542           (0.006)
  ESOP                            -                 18,391           (0.004)
                        -----------              ---------          -------

Diluted EPS             $   903,072              2,561,891          $  0.35
                        ===========              =========          =======

                                     For the Nine Months Ended
                     --------------------------------------------------------
                                         December 31, 2004
                     --------------------------------------------------------
                           Income
                     (Numerator) Amount    Shares (Denominator)    Per Share
                     ------------------    --------------------   -----------
Basic EPS               $ 2,513,884              2,523,296         $  1.00
Effect of Diluted
 Securities:
  Stock Options                   -                 22,490          (0.013)
  ESOP                            -                 12,716          (0.007)
                        -----------              ---------         -------

Diluted EPS             $ 2,513,884              2,558,502         $  0.98
                        ===========              =========         =======

                                    For the Nine Months Ended
                     --------------------------------------------------------
                                        December 31, 2003
                     --------------------------------------------------------
                           Income
                     (Numerator) Amount    Shares (Denominator)    Per Share
                     ------------------    --------------------   -----------
Basic EPS               $ 2,715,592              2,512,361         $  1.08
Effect of Diluted
 Securities:
  Stock Options                   -                 32,006          (0.013)
  ESOP                            -                 18,563          (0.007)
                        -----------              ---------         -------

Diluted EPS             $ 2,715,592              2,562,930         $  1.06
                        ===========              =========         =======

             Security Federal Corporation and Subsidiaries

9.  Stock-Based Compensation

The Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the three months and nine months ended December 31, 2004 and 2003, respectively.


                                  Three Months Ended      Nine Months Ended
                                     December 31,           December 31,
                                   2004       2003        2004       2003
                                 --------   ---------   ---------   --------
Net income, as reported          $911,851   $903,072   $2,513,884  $2,715,592
Deduct: Total stock-based
 employee compensation expense
 determined under fair value
 based method for all awards,
 net of related tax effect       $(57,124)  $(65,114)  $ (171,372) $ (195,342)
Net Income, Pro Forma            $854,727   $837,958   $2,342,512  $2,520,250
Basic earnings share:
   As Reported                   $    .36   $    .36   $     1.00  $     1.08
   Pro Forma                     $    .34   $    .33   $      .93  $     1.00
Diluted earnings share:
   As reported                   $    .36   $    .35   $      .98  $     1.06
   Pro forma                     $    .33   $    .33   $      .92  $      .98

                Security Federal Corporation and Subsidiaries

    Item 2. Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

Highlights

Total assets of the Company increased $42.1 million or 8.0% from $528.0 million to $570.1 million during the nine months ended December 31, 2004 primarily as a result of an increase of $2.5 million or 1.0% in total investment securities and an increase of $35.5 million or 13.7% in net loans receivable.

Residential real estate loans, net of loans in process, increased $7.6 million or 7.8% during the nine months ended December 31, 2004, commercial loans increased $24.2 million or 20.0%, while consumer loans increased $4.5 million or 9.8%. Loans held for sale decreased $281,000 or 16.5% during the same period.

Repossessed assets increased $77,000 to $128,000 during the nine months ended December 31, 2004.

Non-accrual loans totaled $2.3 million at December 31, 2004 compared to $2.0 million at March 31, 2004. The Bank classifies all loans as non-accrual when they become 90 days or more delinquent. At December 31, 2004, the Bank held $1.2 million in impaired loans compared to $1.4 million at March 31, 2004.
The Bank includes troubled debt restructuring ("TDR") within the meaning of SFAS No. 114, in impaired loans. At December 31, 2004, the Bank had six loans totaling $440,000 in TDR's compared to seven loans totaling $646,000 at March 31, 2004. A commercial loan TDR of $211,000 secured by equipment, and a $13,000 consumer loan TDR secured by a second mortgage on a residential dwelling, were 30 days delinquent. The other four TDR's consisted of two consumer loans totaling $139,000 secured by residential dwellings, a $21,000 unsecured commercial loan, and a $56,000 commercial loan secured by two rental properties, all of which were current as of December 31, 2004.

Deposits increased $26.6 million or 6.8% to $416.2 million during the nine months ended December 31, 2004 as a result of competitive rates offered by the Bank. FHLB advances increased $14.1 million or 14.6% to $110.4 million during the same period. Other borrowings, consisting of commercial repurchase sweep accounts, decreased $189,000 or 3.5% to $5.3 million during the nine-month period.

The Board of Directors of the Company declared the 54th, 55th, and 56th consecutive quarterly dividend of $0.02, $0.03, $0.03 per share, in April, July, and October 2004, respectively, which totaled $203,000. The employee stock ownership trust of the Company paid $61,000 of principal on the employee stock ownership plan loan during the nine-month period. Unrealized net gains on securities available for sale, net of tax, decreased $915,000 during the nine months ended December 31, 2004 due to an increase in interest rates. The Company's net income for the nine-month period ended December 31, 2004 was $2.5 million. These items, in total, increased shareholders' equity by $1.6 million or 4.9% during the nine months ended December 31, 2004. Book value per share was $13.87 at December 31, 2004 compared to $13.30 at March 31, 2004.

Forward-Looking Statements

Certain matters in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 constitute forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide range of factors including, but not limited to, the general business environment, interest rates, the demand for loans, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other risks detailed in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended March 31, 2004. Forward-looking statements are effective only as of the date that they are made and the Company assumes no obligation to update this information.

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

Loan repayments and maturities of investments are a significant source of funds, whereas loan disbursements and the purchase of investments are a primary use of the Company's funds. During the nine months ended December 31, 2004, loan disbursements exceeded loan repayments resulting in a $35.5 million or 13.7% increase in total net loans receivable.

Deposits and other borrowings are also an important source of funds for the Company. During the nine months ended December 31, 2004, deposits increased $26.6 million and FHLB advances increased $14.1 million. The Bank had $60.6 million in additional borrowing capacity at the FHLB at the end of the period. At December 31, 2004, the Bank had $87.6 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed.

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2004, the Bank had $27.2 million in unused consumer lines of credit, including home equity lines and unsecured lines. The Bank also had $30.3 million in unused commercial lines of credit and $813,000 in letters of credit committed to customers. The majority of the $58.3 million will not be drawn at the same time. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the Bank upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Bank manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the audited consolidated financial statements at March 31, 2004 as filed in our annual report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

                 Security Federal Corporation and Subsidiaries

       Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Critical Accounting Policies, Continued

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. The Company provides for loan losses using the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to the allowance for loan losses. Additions to the allowance for loan losses are provided by charges to operations based on various factors, which, in Management's judgment, deserve current recognition in estimating possible losses. Such factors considered by Management include the fair value of the underlying collateral, stated guarantees by the borrower, if applicable, the borrower's ability to repay from other economic resources, growth and composition of the loan portfolios, the relationship of the allowance for loan losses to the outstanding loans, loss experience, delinquency trends, and general economic conditions. Management evaluates the carrying value of the loans periodically and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making these evaluations. Allowance for loan losses are subject to periodic evaluations by various authorities and may be subject to adjustments based upon the information that is available at the time of their examination.

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

Accounting and Reporting Changes

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company.

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to a language used in FASB Interpretation ("FIN") No. 45, and amends certain other existing pronouncements. The pronouncement was generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the financial condition or operating results of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify certain financial instruments that include certain obligations, such as mandatory redemption, repurchase of the issuer's equity, or settlement by issuing equity, previously classified as equity, as liabilities or assets in some circumstances. SFAS No. 150 was generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions of SFAS No. 150 for the first fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 did not have any impact on the financial condition or operating results of the Company.

                Security Federal Corporation and Subsidiaries

      Management's Discussion and Analysis of Financial Condition and
                           Results of Operations

Accounting and Reporting Changes, Continued

In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets, an amendment of APB Opinion Mo. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanges. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Accounting Principles Board ("APB") Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same productive asset should be based on the recorded amount of the asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB Opinion No. 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. SFAS No. 153 is effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement shall be applied prospectively. The adoption of this statement is not expected to have a material impact on the financial condition or operating results of the Company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123 (R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after June 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of operations on the date of adoption.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and warranties that it has issued. FIN 45 requires a company, at the time it issues a guarantee to recognize an initial liability for the fair value of obligations assumed under the guarantee. The initial recognition requirement of FIN No. 45 were effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements for periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations.

In December 2003, the FASB Issued Fin No. 46 (revised), "Consolidation of Variable Interest Entities" ("FIN No. 46(R)"), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46(R) also requires disclosure about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46(R) provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46(R) applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to the Company's existing variable interest entities in the first reporting period ending March 31, 2004. Certain of the disclosure requirements applied to all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46(R) did not have any impact on the Company's financial position or results of operations.

                 Security Federal Corporation and Subsidiaries

       Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Accounting and Reporting Changes, Continued

In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but which other-than-temporary impairments has not been recognized. Accordingly EITF issued EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments." This issue addresses the meaning of other-than-temporary impairments and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. The disclosure requirement of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004. The effective date for the measurement and recognition of EITF No. 03-1 had been delayed. The FASB staff has issued a proposed Board-directed FASB Staff Position ("FSP"), FSP EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1." The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairments under the measurement and recognition requirements of EITF No. 03-1. The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded with the final issuance of FSP EITF 03-1-a. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company's financial position or results of operations.

In March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 105, "Application of Accounting Principles to Loan Commitments," to inform registrants of the Staff's view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. The Company adopted the provision of SAB No. 105 on April 1, 2004. The adoption of SAB No. 105 did not have a material impact on the Company's financial condition or results of operations.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004
------------------------------------------------------------------

Net Income

Net income was $912,000 for the three months ended December 31, 2004, representing an increase in earnings of $9,000 or 1.0% from $903,000 for the same period in 2003. The primary reasons for the increased earnings were an increase in net interest income and a decrease in the provision for loan losses offset partially by a decrease in the gain on sale of mortgage loans and an increase in general and administrative expenses.

                Security Federal Corporation and Subsidiaries

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004, CONTINUED
-----------------------------------------------------------------------------

Net Interest Income

Net interest income increased $76,000 or 2.2% to $3.5 million during the three months ended December 31, 2004 as a result of an increase in interest income offset in part by an increase in interest expense. Average interest earning assets increased $50.0 million while average interest-bearing liabilities increased $45.6 million. The interest rate spread decreased 22 basis points to 2.42% during the three months ended December 31, 2004 compared to the same period in 2003.

Interest income on loans increased $512,000 or 13.5% to $4.3 million during the three months ended December 31, 2004 as a result of the average loan portfolio balance increasing by $39.8 million despite the yield in the loan portfolio decreasing 14 basis points. Interest income from investment, mortgage-backed, and other securities increased $76,000 or 3.6% as a result of an increase in the average balance of the portfolio of $10.2 million while the yield in the portfolio decreased slightly by 2 basis points. Total interest income increased $588,000 or 10.0% to $6.5 million for the three months ended December 31, 2004 from $5.9 million for the same period in 2003.

Total interest expense increased $512,000 or 21.2% to $2.9 million during the three months ended December 31, 2004 compared to $2.4 million for the same period one-year earlier. Interest expense on deposits increased $353,000 or 21.3% during the period as average interest bearing deposits grew $25.1 million compared to the average balance in the three months ended December 31, 2003 while the cost of deposits increased 54 basis points. Interest expense on advances and other borrowings increased $159,000 or 21.1% as the cost of debt outstanding decreased 7 basis points during the 2004 period compared to 2003 while average total borrowings outstanding increased approximately $20.4 million.

Provision for Loan Losses

The Bank's provision for loan losses was $195,000 during the three months ended December 31, 2004 compared to $300,000 for the quarter ended December 31, 2003. The amount of the provision is determined by management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $2.3 million at December 31, 2004 compared to $2.0 million at March 31, 2004. The ratio of allowance for loan losses to the Company's total loans was 2.07% at December 31, 2004 compared to 2.17% at March 31, 2004. Net charge-offs were $25,000 during the three months ended December 31, 2004 compared to $104,000 during the same period in 2003.

Other Income

Total other income decreased $90,000 or 11.3% to $706,000 during the three months ended December 31, 2004 compared to the same period a year ago, primarily as a result of a decrease in the gain on sale of loans. Gain on sale of loans decreased $112,000 or 55.8% to $88,000 during the period as the origination and sale of fixed rate mortgages decreased. Loan servicing fees decreased $11,000 to $48,000 while service fees on deposit accounts decreased $11,000 or 3.3% to $327,000. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions, trust fees, and other miscellaneous fees increased $44,000 or 22.0% during the three months ended December 31, 2004 compared to the same period last year.

General and Administrative Expenses

General and administrative expenses increased $152,000 or 6.0% to $2.7 million during the three months ended December 31, 2004 compared to the same period in 2003. Salaries and employee benefits expense increased only $1,000 or 0.1%, while occupancy expense increased $29,000 or 12.2%. Advertising expense decreased $20,000 to $54,000. Depreciation and maintenance of equipment expense decreased $26,000 or 9.8% during the quarterly period. FDIC insurance premiums remained the same at $14,000 during the quarters ending December 2004 and 2003. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, increased $167,000 or 32.2% for the three months ended December 31, 2004 compared to the three months ended December 31, 2003 due primarily to an accrual of legal and contingency expenses related to the actions of a former employee.

                 Security Federal Corporation and Subsidiaries

      Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2004
-----------------------------------------------------------------

Net Income

Net income was $2.5 million for the nine months ended December 31, 2004, representing a decrease in earnings of $202,000 or 7.4% from $2.7 million for the same period in 2003. The primary reason for the decreased earnings was a decrease in the gain on sale of mortgage loans and an increase in general and administrative expenses offset partially by an increase in net interest income and a decrease in the provision for loan losses.

Net Interest Income

Net interest income increased $453,000 or 4.6% to $10.4 million during the nine months ended December 31, 2004 as a result of an increase in interest income offset in part by an increase in interest expense. Average interest earning assets increased $84.7 million while average interest-bearing liabilities increased $71.4 million. The interest rate spread decreased 36 basis points to 2.31% during the nine months ended December 31, 2004 compared to the same period in 2003.

Interest income on loans increased $548,000 to $12.2 million during the nine months ended December 31, 2004 as a result of the average loan portfolio balance increasing by $42.1 million despite the yield in the loan portfolio decreasing 69 basis points. Interest income from investment, mortgage-backed, and other securities increased $1.2 million or 22.4% as a result of an increase in the average balance of the portfolio of $14.4 million while the yield in the portfolio increased 7 basis points. Total interest income increased $1.8 million or 10.3% to $18.8 million for the nine months ended December 31, 2004 from $17.0 million for the same period in 2003.

Total interest expense increased $1.3 million or 18.4% to $8.4 million during the nine months ended December 31, 2004 compared to $7.1 million for the same period one-year earlier. Interest expense on deposits increased $490,000 or 9.6% during the period as average interest bearing deposits grew $32.1 million compared to the average balance in the nine months ended December 31, 2003 while the cost of deposits remained at 1.95%. Interest expense on advances and other borrowings increased $813,000 or 40.6% as the average total borrowings outstanding increased approximately $39.3 million while the cost of debt outstanding decreased 39 basis points during the nine months ended December 31, 2004.

Provision for Loan Losses

The Bank's provision for loan losses was $585,000 during the nine months ended December 31, 2004 compared to $900,000 for the nine months ended December 31, 2003. The amount of the provision is determined by management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $2.3 million at December 31, 2004 compared to $2.0 million at March 31, 2004. The ratio of allowance for loan losses to the Company's total loans was 2.07% at December 31, 2004 compared to 2.17% at March 31, 2004. Net charge-offs were $96,000 during the nine months ended December 31, 2004 compared to $238,000 during the same period in 2003.

Other Income

Total other income decreased $966,000 or 31.6% to $2.1 million during the nine months ended December 31, 2004 compared to the same period a year ago, primarily as a result of a decrease in the gain on sale of loans. Gain on sale of loans decreased $929,000 or 74.0% to $327,000 during the period as the origination and sale of fixed rate mortgages decreased. Loan servicing fees decreased $25,000 to $135,000 while service fees on deposit accounts decreased $77,000 or 7.5% to $952,000. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions, trust fees, and other miscellaneous fees increased $66,000 or 10.8% to $675,000 during the nine months ended December 31, 2004.

                  Security Federal Corporation and Subsidiaries

       Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2004, CONTINUED
----------------------------------------------------------------------------

General and Administrative Expenses

General and administrative expenses increased $331,000 or 4.3% to $8.1 million during the nine months ended December 31, 2004 compared to the same period in 2003. Salaries and employee benefits expense increased $145,000 or 3.2%. Occupancy expense increased $96,000 or 13.8% primarily attributable to the new Lexington branch office, which opened in August 2003. Advertising expense decreased $49,000 or 27.8% to $128,000. Depreciation and maintenance of equipment expense decreased $27,000 during the nine month period compared to the same period last year. FDIC insurance premiums increased $2,000 or 5.3% to $43,000. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, increased $164,000 or 10.4% for the nine months ended December 31, 2004 compared to the nine months ended December 31, 2003 due to the accruing of legal and contingency expense related to the actions of a former employee.

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

For the three and nine month periods ended December 31, 2004, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.42% and 2.31%, respectively. As of the year ended March 31, 2004, the interest rate spread was 2.59%. The interest rate spread decreased due to interest bearing liabilities, specifically certificates of deposits, re-pricing faster than interest earning assets. If interest rates were to increase suddenly and significantly, the Bank's net interest income and net interest spread would be compressed significantly.

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

(b) Changes in Internal Controls: In the quarter ended December 31, 2004, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could materially affect these controls.

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

Item 2    Unregistered Sales of Equity Securities and Use Of Proceeds
          -----------------------------------------------------------
          Stock Repurchases. The Company did not repurchase any shares of its outstanding Common Stock during the three months ended December 31, 2004. In May 2004, the Company announced the authorization to purchase up to 50% of its outstanding shares, or approximately 126,000 shares, subject to market conditions.

Item 3    Defaults Upon Senior Securities
          -------------------------------
          None

Item 4    Submission Of Matters To A Vote Of Security Holders
          ---------------------------------------------------
          None

Item 5    Other Information
          -----------------
          None

Item 6    Exhibits
          --------
          3.1   Articles Of Incorporation (1)

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

                                 SECURITY FEDERAL CORPORATION




Date: February 10, 2005          By: /s/ Timothy W. Simmons
     -------------------            --------------------------------------
                                     Timothy W. Simmons
                                     President and Chief Executive Officer
                                     Principal Executive Officer



Date: February 10, 2005          By: /s/ Roy G. Lindburg
     -------------------            --------------------------------------
                                     Roy G. Lindburg
                                     Treasurer/CFO
                                     Principal Financial and
                                      Accounting Officer

                                 EXHIBIT 31.1

     Certification of the Chief Executive Officer Pursuant to Section 302
                         of the Sarbanes-Oxley Act

                                Certification


I, Timothy W. Simmons, President and Chief Executive Officer of Security Federal Corporation, certify that:

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

Date: February 10, 2005

                                       /s/ Timothy W. Simmons
                                       -------------------------------------
                                       Timothy W. Simmons
                                       President and Chief Executive Officer

                                 EXHIBIT 31.2

     Certification of the Chief Financial Officer Pursuant to Section 302
                           of the Sarbanes-Oxley Act

                                Certification


I, Roy G. Lindburg, Chief Financial Officer of Security Federal Corporation, certify that:

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

Date: February 10, 2005

                                       /s/ Roy G. Lindburg
                                       -------------------------------------
                                       Roy G. Lindburg
                                       Chief Financial Officer

                                    EXHIBIT 32

        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

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


Dated: February 10, 2005