Form 10-K
period 2005-03-31
SECURITY FEDERAL CORPORATION
filed 2005-06-29
CIK 818677

United States
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                         -----------------------

                               FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended March 31, 2005

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes           No      X
                                          ---------    ----------

     As of June 15, 2005, there were issued and outstanding 2,535,026 shares of the registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of September 30, 2004, was $29.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

                    DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the Fiscal Year Ended March 31, 2005. (Parts I and II)
2. Portions of the Registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders. (Part III)

                                    PART I

Item 1.   Business

Security Federal Corporation
----------------------------

     Security Federal Corporation (the "Company") was incorporated under the laws of the State of Delaware in July 1987 for the purpose of becoming the savings and loan holding company for Security Federal Bank ("Security Federal" or the "Bank") upon the Bank's conversion from mutual to the stock form (the "Conversion"). Effective August 17, 1998, the Company changed its state of incorporation from Delaware to South Carolina.

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

     At March 31, 2005, the Company had assets of approximately $586.0 million, deposits of approximately $430.3 million and shareholders' equity of approximately $35.1 million.

     The executive office of the Company is located at 1705 Whiskey Road South, Aiken, South Carolina 29803, and its telephone number is (803) 641-3000.

Security Federal Bank
---------------------

     General. Security Federal is a federally chartered stock savings bank headquartered in Aiken, South Carolina. Security Federal with 11 branch offices in Aiken and Lexington Counties, was originally chartered under the name Aiken Building and Loan Association on March 27, 1922. It received its federal charter and changed its name to Security Federal Savings and Loan Association of Aiken on March 7, 1962, and later changed its name to Security Federal Savings Bank of South Carolina, on November 11, 1986. Effective April 8, 1996, the Bank changed its name to Security Federal Bank. The Bank converted from the mutual to the stock form of organization on October 30, 1987.

     In October 1993, Security Federal increased its branch network to nine offices with the completion of its acquisition of four former NationsBank of South Carolina, N.A. branches located in Aiken County. In February 1996, Security Federal opened a new branch office in the Aiken Wal-Mart Superstore. The Bank opened a branch in West Columbia, Lexington County, South Carolina, in December 2000, which provided the Bank with the opportunity to expand its market area. In August 2003, the Bank opened a new branch in Lexington, South Carolina. During February 2004, the Bank completed the sale of its Denmark, South Carolina branch office to South Carolina Bank and Trust, N.A. of Orangeburg, South Carolina. In 2004, the Bank opened a full service branch in Irmo, South Carolina.

     The principal business of Security Federal is accepting deposits from the general public and originating mortgage loans to enable borrowers to purchase or refinance one- to four-family residential real estate. The Bank also makes multi-family residential and commercial real estate loans, consumer loans and commercial loans as well as construction loans on single family residences, multi-family dwellings and projects, commercial real-estate, and loans for the acquisition, development and construction of residential subdivisions and commercial projects. Additional financial services are provided by three of the Bank's wholly owned subsidiaries, Security Federal Insurance, Inc., Security Federal Investments, Inc. and Security Federal Trust, Inc.

     Security Federal's income is derived primarily from interest and fees earned in connection with its lending activities, and its principal expenses are interest paid on savings deposits and borrowings and operating expenses.

Selected Consolidated Financial Information
-------------------------------------------

     This information is incorporated by reference to page 7 of the 2005 Annual Report to Stockholders ("Annual Report").

Yields Earned and Rates Paid
----------------------------

     This information is incorporated by reference to page 15 of the Annual Report.

Rate/Volume Analysis
--------------------

     This information is incorporated by reference to page 14 of the Annual Report.

Lending Activities
------------------

     General. The primary source of revenue for the Bank is interest and fee income from lending activities. The principal lending activity of the Bank is making conventional first mortgage real estate loans to enable borrowers to purchase or refinance one- to four-family residential real property. The Bank also makes multi-family residential and commercial real estate and consumer and commercial loans. The Bank continues to emphasize the origination of adjustable rate residential mortgage loans, subject to market conditions, for retention in its portfolio. In addition, the Bank originates construction loans on single family residences, multi-family dwellings and projects, and loans for the acquisition, development and construction of residential subdivisions and commercial projects.

     Adjustable rate mortgage loans ("ARMs") constituted approximately 27.7% of the Bank's total outstanding loan portfolio at March 31, 2005.

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

                                                         At March 31,
                    ---------------------------------------------------------------------------------------
                         2005              2004              2003              2002              2001
                    ---------------   ---------------   ---------------   ---------------   ---------------
                    Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent
                    ------  -------   ------  -------   ------  -------   ------  -------   ------  -------
                                                         (Dollars in Thousands)
TYPE OF LOAN:
-------------

Fixed Rate Loans
----------------
Residential real
 estate........... $ 31,336    9.3%   $43,911   15.8%   $ 43,091   16.8%  $ 35,012   14.0%   $ 34,070  13.9%
Commercial busi-
 ness and commer-
 cial real estate.   77,202   22.8     62,799   22.6      53,509   20.8     55,845   22.4      42,877  17.5
Consumer..........   27,047    8.0     26,508    9.5      30,165   11.7     33,185   13.3      32,447  13.3
                   --------  -----   --------  -----    --------  -----   --------  -----    -------- -----
  Total fixed
   rate loans.....  135,585   40.1    133,218   47.9     126,765   49.3    124,042   49.7     109,394  44.7
                   --------  -----   --------  -----    --------  -----   --------  -----    -------- -----

Adjustable rate loans
---------------------
Residential real
 estate...........   93,564   27.7     67,516   24.3      60,528   23.5     67,220   26.9      89,913  36.7
Commercial busi-
 ness and commer-
 cial real estate.   85,015   25.2     58,313   20.9      53,488   20.8     41,551   16.7      31,643  12.9
Consumer..........   23,797    7.0     19,133    6.9      16,429    6.4     16,667    6.7      13,830   5.7
                   --------  -----   --------  -----    --------  -----   --------  -----    -------- -----
  Total adjustable
   rate loans.....  202,376   59.9    144,962   52.1     130,445   50.7    125,438   50.3     135,386  55.3
                   --------  -----   --------  -----    --------  -----   --------  -----    -------- -----
  Total loans.....  337,961  100.0%   278,180  100.0%    257,210  100.0%   249,480  100.0%    244,780 100.0%
                             =====             =====              =====             =====             =====
Less
----
Loans in process..   14,627            12,356              8,991            11,288             10,739
Deferred fees and
 discounts........      161               165                152               184                260
Allowance for loan
 losses...........    6,284             5,764              4,911             3,689              2,784

  Total loans      --------          --------           --------          --------           --------
   receivable..... $316,889          $259,895           $243,156          $234,319           $230,997
                   ========          ========           ========          ========           ========



    The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages by type of security, and presents a reconciliation of total loans receivable before net items.


                                                         At March 31,
                    ---------------------------------------------------------------------------------------
                         2005              2004              2003              2002              2001
                    ---------------   ---------------   ---------------   ---------------   ---------------
                    Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent
                    ------  -------   ------  -------   ------  -------   ------  -------   ------  -------
                                                         (Dollars in Thousands)
TYPE OF SECURITY:
----------------
Real Estate Loans:
 Residential real
  estate.......... $105,516   31.2%  $ 95,863   34.5%   $ 86,707   33.7%  $ 86,486   34.7%   $104,819  42.8%
 Residential
  construction....   19,384    5.8     15,564    5.6      16,912    6.6     15,746    6.3      19,164   7.8
                   --------  -----   --------  -----    --------  -----   --------  -----    -------- -----
   Total real
    estate loans..  124,900   37.0    111,427   40.1     103,619   40.3    102,232   41.0     123,983  50.6
                   --------  -----   --------  -----    --------  -----   --------  -----    -------- -----
Commercial business
 and commercial
 real estate......  162,217   48.0    121,112   43.5     106,997   41.6     97,396   39.0      74,520  30.5
Consumer loans:
 Deposit account..    1,145    0.3      1,383    0.5       1,726    0.7      2,160    0.9       2,516   1.0
 Home equity
  lines...........   16,918    5.0     13,694    4.9      13,140    5.1     12,352    4.9      10,731   4.4
 Consumer first
  and second
  mortgages.......   22,327    6.6     15,080    5.4      18,551    7.2     20,090    8.1      20,451   8.3
 Other............   10,454    3.1     15,484    5.6      13,177    5.1     15,250    6.1      12,579   5.2
                   --------  -----   --------  -----    --------  -----   --------  -----    -------- -----
   Total consumer
    loans.........   50,844   15.0     45,641   16.4      46,594   18.1     49,852   20.0      46,277  18.9
                   --------  -----   --------  -----    --------  -----   --------  -----    -------- -----
     Total loans..  337,961  100.0%   278,180  100.0%    257,210  100.0%   249,480  100.0%    244,780 100.0%
                             =====             =====              =====             =====             =====
Less:
Loans in process..   14,627            12,356              8,991            11,288             10,739
Deferred fees and
 discounts........      161               165                152               184                260
Allowance for loan
 losses...........    6,284             5,764              4,911             3,689              2,784
   Total loans     --------          --------           --------          --------           --------
    receivable.... $316,889          $259,895           $243,156          $234,319           $230,997
                   ========          ========           ========          ========           ========


     The following schedule illustrates the maturities of Security Federal's loan portfolio at March 31, 2005. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period when the contract is due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                              At March 31, 2005
                          ----------------------------------------------------
                                                        Commercial
                                                       Business and
                            Residential                 Commercial
                          Real Estate (1)  Consumer (2) Real Estate    Total
                          ---------------  ------------ -----------  ---------
                                             (In Thousands)

Six months or less (3)...    $ 12,484      $  4,803      $ 22,838     $ 40,125
Over six months to
 one year................      10,087         1,256        37,857       49,200
Over one year to three
 years...................       3,281         5,720        33,310       42,311
Three to five years......       1,738         7,163        51,052       59,953
Over five to ten years...       3,450        15,345         8,263       27,058
Over ten years...........      79,233        16,557         8,897      104,687
                             --------      --------      --------     --------
  Total (4)..............    $110,273      $ 50,844      $162,217     $323,334
                             ========      ========      ========     ========

---------
(1) Includes multi-family dwellings.
(2) Includes home improvement loans and equity line of credit loans.
(3) Includes demand loans, loans having no stated maturity and overdraft loans.
(4) Loan amounts are net of undisbursed funds for loans in process of $14.6 million.

     The total amount of loans due after March 31, 2006, which have predetermined or fixed interest rates is $110.1 million, while the total amount of loans due after that date which have floating or adjustable interest rates is $123.9 million.

     Loan Originations, Purchases and Sales. The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.
                                             Year Ended March 31,
                             ------------------------------------------------
                                2005      2004      2003      2002      2001
                             --------  --------  --------  --------  --------
                                               (In Thousands)
Originated:
Adjustable rate -
 residential real estate.... $ 43,578  $ 47,263  $ 45,260  $ 41,672  $ 36,998
Fixed rate - residential
 real estate (1)............   41,746    73,291    92,388    93,602    35,813

Consumer....................   29,290    26,829    25,439    26,916    20,297
Commercial business and
 commercial real estate.....  134,439    91,562    64,097    50,468    31,623
                             --------  --------  --------  --------  --------
  Total consumer/commercial
   business real estate.....  163,729   118,391    89,536    77,384    51,920
                             --------  --------  --------  --------  --------
    Total loans originated.. $249,053  $238,945  $227,184  $212,658  $124,731
                             ========  ========  ========  ========  ========

Purchased................... $  6,536  $  3,500  $     --  $     --  $     --

Less:
Sold:

Fixed rate - residential
 real estate................ $ 25,957  $ 63,497  $ 80,345  $ 84,505  $ 28,547
Adjustable rate -
 residential real estate....       --        --        --        --        --
Principal repayments........  169,277   156,012   140,613   123,523    53,683
(Increase) decrease in
 loans held for sale........      574     1,967    (1,505)      (80)      950
Increase (decrease) in
 other items, net...........    2,787     4,230    (1,106)    1,378     3,555
Net increase (decrease)..... $ 56,994  $ 16,739  $  8,837  $  3,332  $ 37,996

-----------
(1) Includes newly originated fixed rate loans held for sale, construction/ permanent loans converted to fixed rate loans and sold, and residential lot loans.

     In addition to interest earned on loans, the Bank receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for the creation of the loan.

     The Bank's loan origination fees generally range from 1% to 2% on conventional residential mortgages, commercial real estate loans and commercial business loans. The total fee income (including amounts amortized to income as yield adjustments) for the fiscal year ended March 31, 2005 was $725,000.

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

                                           At or for the Year Ended March 31,
                                           ----------------------------------
                                              2005        2004        2003
                                              ----        ----        ----
                                                  (Dollars in Thousands)

Net deferred loan origination fees
 earned during the period (1).............    $185        $188        $209
Mortgage loan origination fees earned
 as a percentage of total loans
 originated during the period.............     0.4%        0.3%        0.4%
Net deferred loan origination fees in
 loan portfolio at end of period..........    $161        $165        $152

-----------
(1) Includes amounts amortized to interest income as yield adjustments.   Does
    not include fees earned on loans sold.

     The Bank also receives other fees and charges related to existing loans, conversion fees, assumption fees, late charges, and other fees collected in connection with a change in borrower or other loan modifications.

     Security Federal currently sells substantially all conforming fixed-rate loans with terms of 15 years or greater in the secondary mortgage market. These loans are sold in order to provide a source of funds and as one of the strategies available to close the gap between the maturities of the Bank's interest-earning assets and interest-bearing liabilities. Currently, most fixed-rate, long-term mortgage loans are being originated based on Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac") underwriting standards.

     Secondary market sales have been made primarily to Freddie Mac, or other banks or investors. Freddie Mac is a quasi-governmental agency that purchases residential mortgage loans from federally insured financial institutions and certain other lenders. All loans sold to Freddie Mac are without recourse to Security Federal and generally all other loans sold to other investors are without recourse. For the past few years, substantially all loans have been sold on a service released basis. Previous to that, some loans sold to Freddie Mac, Fannie Mae and one other investor had been sold service retained, whereby Security Federal would collect a .25% to .375% servicing fee on the principal balance of the loan serviced. However, the pricing on loans sold service released is more favorable to the borrower. As a result of that factor, along with prepayments and refinancings, Security Federal's loan serviced for others portfolio was decreasing in size. Accordingly, because of the fixed costs of servicing that portfolio, Security Federal sold its loan serviced for others portfolio for a before tax, net gain of approximately $400,000 in the last quarter of fiscal 2001.


     In fiscal 2005, Security Federal sold $26.0 million in fixed rate residential loans on a service released basis on the secondary market. Loans closed but not yet settled with Freddie Mac or other investors, are carried in the Bank's "loans held for sale" portfolio. At March 31, 2005, the Bank had $2.3 million of loans held for sale. These loans are fixed rate residential loans that have been originated in the Bank's name and have closed. Virtually all of these loans have commitments to be purchased by investors, mainly Freddie Mac, and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Bank's customers. Therefore, these loans present very little market risk for the Bank. The Bank usually delivers to and receives funding from the investor within 30 days. Security Federal originates all of its loans held for sale on a "best efforts" basis. Best efforts means that the Bank suffers no penalty if it is unable to deliver a loan to a potential investor.

     The Bank also originates and holds adjustable and fixed rate construction loans and fixed rate lot loans. The construction loans are for one year terms. Lot loans are financed on a two or three year term, or a five year balloon term. At March 31, 2005, the Bank held $19.4 million, or 5.8% of the total loan portfolio in construction loans and $12.2 million, or 3.6% of the total loan portfolio in lot loans, in its residential portfolio. At March 31, 2005, the Bank also held approximately $9.5 million in longer term fixed rate residential mortgage loans. These loans, which were 2.8% of the entire loan portfolio at March 31, 2005, had converted from adjustable rate mortgage ("ARM") loans to fixed rate loans during the previous 36 months. These fixed rate loans had remaining maturities of 10 to 27 years. At March 31, 2005, the Bank had approximately $16.0 million of residential ARM loans that could convert to fixed rate loans over the next 24 months. The Bank no longer originates ARM loans with conversion features.

     Loan Solicitation and Processing. The Bank actively solicits mortgage loan applications from existing customers, real estate agents, builders, real estate developers and others. The Bank also receives mortgage loan applications as a result of customer referrals and from walk-in customers.

     Detailed loan applications are obtained to determine the borrower's creditworthiness and ability to repay. The more significant items on loan applications are verified through the use of credit reports, financial statements and confirmations. After analysis of the loan application and property or collateral involved, including an appraisal of the property (residential appraisals are obtained through independent fee appraisers), the lending decision is made in accordance with the underwriting guidelines of the Bank. These guidelines are generally consistent with Freddie Mac and Fannie Mae guidelines for residential real estate loans. With respect to commercial real estate loans, the Bank also reviews the capital adequacy of the business, the income potential of the property, the ability of the borrower to repay the loan and honor its other obligations, and general economic and industry conditions.

     Upon receipt of a loan application and all required related information from a prospective borrower, the loan application is submitted for approval or rejection. The residential mortgage loan underwriters approve loans which meet Freddie Mac and Fannie Mae underwriting requirements, not to exceed $359.650 per loan, Federal Housing Administration ("FHA") loans not to exceed $172,632, and Veterans' Administration ("VA") loans not to exceed $359,650. The Chairman, Chief Executive Officer, or President of the Bank approve loans of $300,000 or less, except as set forth above for conforming conventionally underwritten, single family mortgage loans, which are approved by the underwriters. The Senior Business Development officers approve loans up to $250,000. Commercial, consumer, and all non-conforming real estate loans in excess of $350,000 require approval of any two of the above and any loan in an amount in excess of $500,000 must be approved by the Bank's Executive Committee, which operates as the Bank's Loan Committee. The loan approval limits shown are the aggregate of all loans to any one borrower or entity, not including loans that are the borrower's primary residence, and are conventionally underwritten.

     The general policy of Security Federal is to issue loan commitments to qualified borrowers for a specified time period. These commitments are generally for a period of 45 days or less. With management approval, commitments may be extended for a longer period. The total outstanding amount of residential mortgage loan commitments for portfolio loans issued by Security Federal as of March 31, 2005, was approximately $180,000 (excluding undisbursed portions of construction loans in process). Security Federal also had outstanding commitments available on retail lines of credit (including home equity and other consumer loans) totaling $28.3 million as of March 31, 2005. See Note 13 of the Notes to Consolidated Financial Statements contained in the Annual Report.

     Permanent Residential Mortgage Lending. Residential real estate mortgage loans constituted approximately 31.2% of the Bank's total outstanding loan portfolio at March 31, 2005.

     Security Federal offers a variety of ARMs which offer adjustable rates of interest, payments, loan balances or terms to maturity which vary according to specified indices. The Bank's ARMs generally have a loan term of 15 to 30 years with initial rate adjustments every one, three, five or seven years during the term of the loan. After the initial rate adjustment, the loan rate then adjusts annually. Most of the Bank's ARMs contain a 200 basis point limit as to the maximum amount of change in the interest rate at any adjustment period and a 500 or 600 basis point limit over the life of the loan. The Bank generally originates ARMs to hold in its portfolio. Such loans are generally made consistent with Freddie Mac and Fannie Mae guidelines. At March 31, 2005, residential ARMs totaled $93.6 million, or 27.7% of the Bank's loan portfolio. For the year ended March 31, 2005, the Bank originated $85.3 million in residential real estate loans, 51.1% of which had adjustable rates of interest.

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

     When making a one- to four-family residential mortgage loan, the Bank evaluates both the borrower's creditworthiness and his or her general ability to make principal and interest payments and the value of the property that will secure the loan. The Bank generally makes loans on one- to four-family residential properties in amounts of 95% or less of the appraised value thereof. Where loans are made in amounts which exceed 80% of the appraised value of the underlying real estate, the Bank's general policy is to require private mortgage insurance on the portion of the loan in excess of 80% of the appraised value. In general, the Bank restricts its residential lending to South Carolina and the nearby Augusta, Georgia market.

     The Bank also provides construction financing for single family dwellings both to owner-occupants and to builders for resale. Construction loans are generally made for periods of six months to one year with either adjustable or fixed rates. At March 31, 2005, residential construction loans on one- to four-family dwellings totaled $19.4 million, or 5.8%, of the Bank's loan portfolio. On loans of this type, the Bank seeks to evaluate the financial condition and prior performance of the builder, as well as the factors
mentioned above concerning the creditworthiness of the borrower.   On
construction loans offered to individuals (non-builders), the Bank offers a construction/permanent loan. The construction portion of the loan is an adjustable rate (typically prime plus .50%) or a fixed rate (typically prime plus 1.0%) during the construction period. After construction, the loan then automatically converts to an ARM loan. The borrower also has the option, after the construction period only, to convert the loan to a fixed rate loan which the Bank then sells on the secondary market immediately on a service released basis.

     Commercial Business and Commercial Real Estate Loans. The commercial business and commercial real estate loans originated by the Bank are primarily secured by business properties, churches, income property developments, undeveloped land, business equipment, furniture and fixtures, inventory, and receivables. At March 31, 2005, the Bank had approximately $162.2 million, or 48.0%, of the Bank's total loan portfolio, in commercial business and commercial real estate loans. Approximately $103.4 million, or 63.7% of commercial business and commercial real estate loans were secured primarily by real estate at March 31, 2005. Not included in these loans are approximately $12.7 million in acquisition and development loans. Loans secured by commercial real estate are typically written for terms of 10 to 20 years. Commercial loans not secured by real estate are typically based on terms of three to 60 months. Fixed rate loans typically balloon at the end of three to seven years. Adjustable rate loans are usually tied to the prime interest rate or LIBOR as quoted in the Wall Street Journal, although some adjustable rate loans are tied to LIBOR, and adjust daily, monthly or annually. Some adjustable rate loans have interest rate caps. Most of these loans have a five year balloon.

     Commercial business and commercial real estate lending entails significant additional credit risk when compared to residential lending. Commercial loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience of these loans is typically dependent upon the successful operation of the business or real estate project. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and for condominiums and apartments and to adverse conditions in the local economy. Although commercial loans generally involve more risk than residential loans, they also typically provide a greater yield and are more sensitive to changes in interest rates.

     The underwriting standards employed by the Bank for commercial business and commercial real estate lending include a determination of the borrower's current financial condition, ability to pay, past earnings and payment history.

In addition, the current financial condition and payment history of all principals are reviewed. Typically, the Bank requires the principal or owners of a business to guarantee all loans made to their business by the Bank. Although the creditworthiness of the business and its principals is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

     Properties securing commercial loans originated by the Bank are generally appraised at the time of the loan by appraisers designated by the Bank. Although the Bank is permitted to invest in loans up to 100% of the appraised value of a property on a commercial loan, the Bank currently seeks to invest in loans with a loan to value ratio of 75% to 85%.

     At March 31, 2005, the Bank did not have any commercial business or commercial real estate loans to one borrower in excess of $5.1 million. Federal law restricts the Bank's permissible lending limits to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus. The Bank has only infrequently made loans to one borrower equal to the amount federal law allows or approximately $6.0 million as calculated at March 31, 2005.

     Consumer Loans. The Bank originates consumer loans for any personal, family or household purpose, including but not limited to the financing of home improvements, automobiles, boats, mobile homes, recreational vehicles and education. The Bank also makes consumer first and second mortgage loans secured by residences. These loans typically do not qualify for sale in the secondary market, but are generally not considered sub-prime lending. In addition, the Bank has expanded its home equity lending program. Home equity loans are secured by mortgage lines on the borrower's principal or second residence. At March 31, 2005, the Bank had $16.9 million of home equity lines of credit outstanding and $23.0 million of additional commitments of such lines of credit. The Bank also makes secured and unsecured lines of credit available. Although consumer loans involve a higher level of risk than one- to four-family residential mortgage loans, they generally provide higher yields and have shorter terms to maturity than one- to four- family residential mortgage loans. At March 31, 2005, the Bank had total consumer loans of $50.8 million, or 15.0% of the Bank's loan portfolio.

     The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income is determined by verification of gross monthly income from primary employment, and from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

     The Bank also has a credit card program. As of March 31, 2005, 1,364 Visa credit cards had been issued by the Bank with total approved credit lines of $3.9 million, of which $1.3 million was outstanding.

Loan Delinquencies and Defaults
-------------------------------

     General. The Bank's collection procedures provide that when a real estate loan is approximately 20 days past due, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and establish a program to bring the loan current. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates foreclosure proceedings after the customer has been notified by certified mail. At March 31, 2005, the Bank had property acquired as the result of foreclosures and other property repossessed classified as repossessed assets valued at $53,000.

     Delinquent Loans. The following table sets forth information concerning delinquent mortgage and other loans at March 31, 2005. The amounts presented represent the total remaining principal balances of the related loans (before specific reserves for losses), rather than the actual payment amounts which are overdue.

                            Real Estate                  Non-Real Estate
                    ----------------------------  ----------------------------
                                                                  Commercial
                    Residential     Commercial      Consumer       Business
                    -------------  -------------  -------------  -------------
                    Number Amount  Number Amount  Number Amount  Number Amount
                    ------ ------  ------ ------  ------ ------  ------ ------
                        (Dollars in Thousands, number of loans are actual)

Loans delinquent for:

30 - 59 days......    4   $  383     12   $1,490    64   $  909    14   $ 665
60 - 89 days......    1       73      1       13     9       23    --      --
90 days and over..    6      569     10    1,547     6      140     3     174
Total delinquent   ----   ------   ----   ------  ----   ------  ----   -----
  loans...........   11   $1,025     23   $3,050    79   $1,072    17   $ 839
                   ====   ======   ====   ======  ====   ======  ====   =====

     Classified Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require savings associations to classify their own assets and to establish prudent general allowances for loan losses for assets classified "substandard" or "doubtful." For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge off such amount. In addition, the Office of Thrift Supervision ("OTS") may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of an association. See "Regulation
- Federal Regulation of Savings Institutions."Assets which do not currently expose the savings association to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are designated "special mention" by management.

     At March 31, 2005, approximately $12.1 million of the Bank's loans were classified "substandard" compared to $5.4 million at March 31, 2004. In fiscal 2005, the Bank began applying stricter standards in securitizing its loan portfolio for classification purposes in conjunction with the formation of a Credit Administration Department. At March 31, 2005, $2.6 million were classified as "special mention" compared to $2.5 million at March 31, 2004. The Bank had no loans classified as "doubtful" or "loss" at March 31, 2005.
As of March 31, 2005, there were loans totaling $434,000 which were troubled debt restructurings within the meaning of Statement of Financial Accounting Standard ("SFAS") No. 15. The Bank's policy is to classify all troubled debt restructurings as substandard. The Bank's classification of assets is consistent with OTS regulatory classifications.

     Non-performing Assets. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. In addition, all loans are placed on non-accrual status when the loan becomes 90 days or more contractually delinquent. All consumer loans more than 90 days delinquent are charged against the consumer loan allowance for loan losses unless there is adequate collateral which is in the process of being repossessed or foreclosed on. At March 31, 2005, the Bank did not have any troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rate. Other loans of concern are those loans (not delinquent more than 60 days) that management has determined need to be closely monitored as the potential exists for increased risk on these loans in the future. Nonperforming loans are reviewed monthly on a loan by loan basis. Charge-offs, whether partial or in full, associated with these loans will vary based on estimates of recovery for each loan.

     The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio.

                                                 March 31,
                             ------------------------------------------------
                                2005      2004      2003      2002      2001
                             --------  --------  --------  --------  --------
                                           (Dollars in Thousands)
Loans Delinquent 60
to 89 Days:
 Residential................. $   73    $   72    $   45    $   --     $   --
 Consumer....................     13        73       435       370        320
 Commercial business
  and real estate............     13        88       311       144        274
                              ------    ------    ------    ------     ------
   Total..................... $   99    $  233    $  791    $  514     $  594
                              ======    ======    ======    ======     ======
   Total as a percentage
    of total assets..........  0.02%     0.04%     0.18%     0.14%      0.18%

Non-Accruing Loans Delinquent
90 Days or More:
 Residential................. $  569    $  559    $  585    $  761     $   --
 Consumer....................    140       243       229       350        172
 Commercial business
  and real estate............  1,721     1,242       226       279         11
                              ------    ------    ------    ------     ------
   Total..................... $2,430    $2,044    $1,040    $1,390     $  183
                              ======    ======    ======    ======     ======
   Total as a percentage
    of total assets..........  0.42%     0.39%     0.23%     0.37%      0.06%

Troubled debt restructurings. $  434    $  646(1) $  674(2) $  622     $  587
Repossessed assets........... $   53    $   51    $  151    $   98     $  130
Allowance for loan losses.... $6,284    $5,764    $4,911    $3,689     $2,784

-----------
(1) $201,000 of troubled debt restructurings are included in non-accruing loans.
(2) $210,000 of troubled debt restructurings are included in non-accruing loans.

     For the fiscal year ended March 31, 2005, the interest income which would have been recognized with respect to non-accruing loans, had such loans been current in accordance with their original terms and with respect to troubled debt restructurings, had such loans been current in accordance with their original terms, totaled $189,000 compared to $106,000 for the year ended March 31, 2004.

     At March 31, 2005, non-accruing loans totaled $2.4 million, compared to $2.0 million and $1.0 million at March 31, 2004 and 2003, respectively. Included in non-accruing loans at March 31, 2005 were six residential real estate loans totaling $569,000, 13 commercial loans totaling $1.7 million and six consumer loans totaling $140,000. Of the six consumer loans on non-accrual status at fiscal year end, no loan exceeded $60,000. Of the 13 commercial loans on non-accrual status at fiscal year end, no loan exceeded $450,000.

     The Bank had six loans totaling $434,000 at fiscal year end which were troubled debt restructurings compared to seven loans of $646,000 at March 31, 2004. The six troubled debt restructurings were three consumer loans totaling $345,000 secured by residential dwellings, a $13,000 consumer loan secured by a second mortgage on a residence, a $56,000 commercial loan secured by two rental properties, and a $20,000 unsecured commercial loan. The $13,000 consumer loan was 30 days delinquent at March 31, 2005.

     At March 31, 2005, repossessed assets had an outstanding carrying value of $53,000 and consisted of a single family dwelling, acreage, and a developed lot.

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

     At March 31, 2005, total reserves relating to loans were $6.3 million.
In determining the adequacy of the reserve for loan losses, management reviews past experience of loan charge-offs, the level of past due and non-accrual loans, the size and mix of the portfolio, general economic conditions in the market area, and individual loans to identify potential credit problems. Commercial business, commercial real estate and consumer loans have increased to $213.1 million, or 63.0% of the Bank's total loan portfolio at March 31, 2005, and it is anticipated there will be a continued emphasis on this type of credit. Although commercial and consumer loans carry a higher level of credit risk than conventional residential mortgage loans, the level of reserves reflects management's continuing evaluation of this risk based on upon the Bank's past loss experience. At fiscal year end, the Bank's ratio of loans delinquent more than 60 days to total assets was 0.43%. These delinquent loans are considered to be well secured and are in the process of collection. Management uses four methods or calculations to estimate the adequacy of the reserve using the factors mentioned above. The reserve is management's best estimate for the reserve. There can be no guarantee that the estimate is adequate or accurate. Management believes that reserves for loan losses are at a level adequate to provide for inherent loan losses. Although management believes that it has considered all relevant factors in its estimation of future losses, future adjustments to reserves may be necessary if conditions change substantially from the assumptions used in making the original estimations. Regulators will from time to time evaluate the allowance for loan losses which is subject to adjustment based upon the information available to the regulators at the time of their examinations.

     Management believes the Bank has no undue concentration of loans in any one particular industry. At March 31, 2005, the Bank had no allowance for losses on real estate owned.

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                 March 31,
                             ------------------------------------------------
                                2005      2004      2003      2002      2001
                             --------  --------  --------  --------  --------
                                           (Dollars in Thousands)

Balance at beginning
 of year....................  $5,764    $4,911    $3,689    $2,784    $2,121
Provision charged to
 operations.................     780     1,200     1,800     1,525       925

Charge-offs:
 Residential real estate....      29        38        17         5         4
 Commercial business and
  commercial real estate....     257       164       299       229        86
 Consumer...................     157       467       594       584       240
                              ------    ------    ------    ------    ------
   Total charge-offs........     443       669       910       818       330
                              ------    ------    ------    ------    ------
Recoveries:
 Residential real estate....      --        --        --         6        17
 Commercial business........     112        16        40        41         4
 Consumer...................      71       306       292       151        47
                              ------    ------    ------    ------    ------
   Total recoveries.........     183       322       332       198        68
                              ------    ------    ------    ------    ------

Balance at end of year......  $6,284    $5,764    $4,911    $3,689    $2,784
                              ======    ======    ======    ======    ======

Ratio of net charge-offs
 during the year to average
 loans outstanding during
 the year...................   0.09%     0.14%     0.24%     0.26%     0.12%
                              ======    ======    ======    ======    ======


     The distribution of the Bank's allowance for loan losses at the dates indicated is summarized in the following table.  The entire allowance is available to absorb losses from all loan categories.

                                                             At March 31,
                         ----------------------------------------------------------------------------------
                               2005             2004             2003             2002             2001
                         --------------    -------------    -------------    -------------    -------------
                         Amount   Loans    Amount  Loans    Amount  Loans    Amount  Loans    Amount  Loans
                         ------   -----    ------  -----    ------  -----    ------  -----    ------  -----
                                                        (Dollars in Thousands)
Residential............  $  531    37.0%   $  500   40.1%   $  473   40.3%   $  435   41.0%   $  374   50.6%
Consumer...............   2,876    15.0     2,632   16.4     2,219   18.1     1,405   20.0     1,205   18.9
Commercial business
 and commercial
 real estate...........   2,877    48.0     2,632   43.5     2,219   41.6     1,849   39.0     1,205   30.5
                         ------   -----    ------  -----    ------  -----    ------  -----    ------  -----
  Total................  $6,284   100.0%   $5,764  100.0%   $4,911  100.0%   $3,689  100.0%   $2,784  100.0%
                         ======   =====    ======  =====    ======  =====    ======  =====    ======  =====



Service Corporation
-------------------

     As a federally chartered savings bank, Security Federal is permitted by OTS regulations to invest up to 3% of its assets in the stock of service corporations, provided that any investment in excess of 2% of its assets must be primarily for community, inner-city or community development purposes. At March 31, 2005, Security Federal's net investment in its service corporations (including loans to service corporations) totaled $771,000. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings bank may engage in directly.

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

     Real Estate Partnership. The Company has developed real estate through two real estate partnerships which it purchased from SFSC at market value in December 1995. Each project was designed primarily to develop and sell residential lots in and around the Bank's primary lending area. One project was completed during fiscal 1998 and the other project was completed during fiscal 2001. The Company had no investment in the remaining project at March 31, 2005. The Company has no current plans for additional real estate ventures.

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

     As a member of the Federal Home Loan Bank ("FHLB") System, Security Federal must maintain minimum levels of investments that are liquid assets as
defined in Federal regulations.  See "Regulation   Federal Regulation of
Savings Associations   Federal Home Loan Bank System."  Liquidity may increase
or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.

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

                                                      At March 31,
                                             -----------------------------
                                               2005       2004      2003
                                             --------   --------  --------
                                                     (In Thousands)

Interest bearing deposit at FHLB............ $    164   $    303  $    339
                                             --------   --------  --------
  Total..................................... $    164   $    303  $    339
                                             ========   ========  ========
Investment Securities:
 Available for Sale:
   FHLB securities.......................... $  4,970   $ 14,280  $ 47,794
   Federal Farm Credit Bank securities......       --      2,042     5,129
   Freddie Mac bonds........................      485        578       816
                                             --------   --------  --------
     Total securities available for sale....    5,455     16,900    53,739
                                             --------   --------  --------
 Held to Maturity:
   FHLB securities..........................   67,002     57,944    18,990
   Fannie Mae securities....................       --         --        30
   Federal Farm Credit Bank securities......    8,999     13,010     2,006
                                             --------   --------  --------
     Total securities held to maturity......   76,001     70,954    21,026
                                             --------   --------  --------

Total securities (1)........................   81,456     87,854    74,765
FHLB stock..................................    6,235      4,817     2,859
                                             --------   --------  --------

Total securities and FHLB stock (1)......... $ 87,691   $ 92,671  $ 77,624
                                             ========   ========  ========

-----------
(1)  Does not include mortgage-backed securities.

     At March 31, 2005, the Company did not have any investment securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total book value in excess of 10% of stockholders' equity.

     The following table sets forth the maturities or repricing of investment securities and FHLB stock at March 31, 2005, and the weighted average yields of such securities and FHLB stock (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security). Callable securities are shown at their likely call dates based on current interest rates. The table was prepared using amortized cost.

                                      Maturing or Repricing
                -------------------------------------------------------------
                                  After One       After Five
                    Within        But Within      But Within        After
                   One Year       Five Years      Ten Years       Ten Years
                -------------   -------------   -------------   -------------
                Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield
                ------  -----   ------  -----   ------  -----   ------  -----
                                     (Dollars in Thousands)

U.S. Government
 and other
 agency
 obligations... $9,484  3.22%  $65,976  3.50%   $6,011  3.85%   $   --    --%
FHLB stock (1).     --    --     6,235  4.25        --    --        --    --
                ------  ----   -------  ----    ------  ----    ------  ----
  Total........ $9,484  3.22%  $72,211  3.57%   $6,011  3.85%   $   --    --%
                ======  ====   =======  ====    ======  ====    ======  =====
-----------
(1) FHLB stock has no stated maturity date.

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

     The following tables set forth the composition of the mortgage-backed securities available for sale portfolio at the dates indicated.

                                                At March 31,
                                     --------------------------------
                                       2005         2004       2003
                                     --------    --------    --------
                                              (In Thousands)
Available for Sale:
Freddie Mac.......................   $ 26,146    $ 18,452    $ 15,810
Fannie Mae........................     81,492      91,494      57,794
Ginnie Mae........................     51,722      47,566      32,808
                                     --------    --------    --------
  Total...........................   $159,360    $157,512    $106,412
                                     ========    ========    ========

     The following table sets forth the composition of the mortgage-backed securities held to maturity portfolio at the dates indicated.

                                                At March 31,
                                    ------------------------------------
                                       2005         2004         2003
                                    ----------   ----------   ----------
                                    Book Value   Book Value   Book Value
                                    ----------   ----------   ----------
                                              (In Thousands)
Held to Maturity:


Freddie Mac.......................     $260         $350         $941
                                       ====         ====         ====

     At March 31, 2005, the Company did not have any mortgage-backed securities (exclusive of obligations of agencies of the U.S. Government) issued by any one entity with a total book value in excess of 10% of stockholders equity.

     For information regarding the market values of Security Federal's mortgage-backed securities portfolio, see Notes 3 and 4 of the Notes to Consolidated Financial Statements contained in the Annual Report.

     The following table sets forth the final maturities or initial repricings, whichever occurs first, and the weighted average yields of the mortgage-backed securities at March 31, 2005. Not considered in the preparation of the table below is the effect of scheduled payments or anticipated prepayments. The table is prepared using amortized cost.


                                 The Earliest of Maturing or Repricing                     March 31, 2005
                   --------------------------------------------------------------------    --------------
                       Less Than          1 to 5           5 to 10             Over            Balance
                        1 Year            Years             Years           Ten Years        Outstanding
                   --------------    --------------    --------------    --------------    --------------
                   Amount   Yield    Amount   Yield    Amount   Yield    Amount   Yield    Amount   Yield
                   ------   -----    ------   -----    ------   -----    ------   -----    ------   -----
                                                           (Dollars in Thousands)
Fannie Mae......  $ 9,766   3.49%   $27,755   3.77%   $36,191   4.20%    $ 8,789   4.89%  $ 82,501   4.04%
Freddie Mac.....      134   5.41     13,782   3.90      9,025   4.02       3,855   5.28     26,796   4.15
Ginnie Mae......   41,239   3.04      9,323   3.76        908   6.02         388   6.97     51,858   3.25
                  -------   ----    -------   -----   -------   ----     -------   ----   --------   ----
Total...........  $51,139   3.13%   $50,860   3.80%   $46,124   4.20%    $13,032   5.07%  $161,155   3.80%
                  =======   ====    =======   ====    =======   ====     ========  ====   ========   ====




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

     At March 31, 2005, the Bank had no brokered deposits. In addition, the Bank believes that, based on its experience over the past several years, its savings and transaction accounts are stable sources of deposits.

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs for the periods indicated.

                                           At March 31,
                        ------------------------------------------------------
                              2005               2004               2003
                        ----------------   ----------------   ----------------
                                 Percent            Percent            Percent
                                   of                 of                 of
                        Amount    Total    Amount    Total    Amount    Total
                        ------    -----    ------    -----    ------    -----
                                       (Dollars in Thousands)

Interest Rate Range
-------------------
for 2005:
---------
Savings accounts
 0% - 1.50%........... $ 17,744    4.1%   $ 17,367     4.5%   $ 16,455    4.6%
NOW and other trans-
 action accounts
 0% - 2.47%...........   88,170   20.5      80,739    20.7      82,522   23.0
Money market funds
 1.09% - 2.72%........  164,088   38.1     158,587    40.7     102,397   28.6
   Total non-          --------  -----    --------   -----    --------  -----
    certificates...... $270,002   62.7%   $256,693    65.9%   $201,374   56.2%
                       ========  =====    ========   =====    ========  =====
Certificates:
-------------
0.00-4.99............. $150,486   35.0%   $122,599    31.5%   $144,635   40.3%
5.00-6.99%............    9,799    2.3      10,301     2.6      12,437    3.5
7.00-8.99%............       --     --          --      --          28     --
                       --------  -----    --------   -----    --------  -----

   Total certificates.  160,285   37.3     132,900    34.1     157,100   43.8
                       --------  -----    --------   -----    --------  -----

   Total deposits..... $430,287  100.0%   $389,593   100.0%   $358,474  100.0%
                       ========  =====    ========   =====    ========  =====

     The Bank relies to a limited extent upon locally obtained Jumbo CDs to maintain its deposit levels. At March 31, 2005, Jumbo CDs constituted 14.3% of the Bank's total deposits. Security Federal has not relied heavily on Jumbo CDs to manage interest rate sensitivity.

     The following table sets forth the deposit flows at the Bank during the periods indicated.
                                           Years Ended March 31,
                                      ------------------------------
                                        2005       2004        2003
                                      --------   --------   --------
                                         (Dollars in Thousands)

Opening balance...................... $389,593   $358,474   $309,038
Net deposits.........................   32,977     24,339     41,747
Interest credited....................    7,717      6,780      7,689
                                      --------   --------   --------
Ending balance.......................  430,287    389,593    358,474
                                      --------   --------   --------
Net increase (decrease).............. $ 40,694   $ 31,119   $ 49,436
                                      ========   ========   ========
Percent increase (decrease)..........     10.4%       8.7%      16.0%
                                      ========   ========   ========

     The following table shows rate and maturity information for the Bank's certificates of deposit as of March 31, 2005.

                      Less
                      than    2.00-    3.00-    4.00-   5.00-   6.00-
                      2.00%   2.99%    3.99%    4.99%   5.99%   6.99%   Total
                      -----   -----    -----    -----   -----   -----   -----
                                           (In Thousands)
Certificate
accounts maturing
in quarter ending:

June 30, 2005...... $13,876  $15,124   $    43  $  446   $    3 $  --  $29,492
September 30,
  2005.............   6,814   13,072    10,691     190       13    --   30,780
December 31, 2005..   2,513   19,018       476      68        9    --   22,084
March 31, 2006.....     166   11,655     1,368      26      131    --   13,346
June 30, 2006......      69    4,409    13,987     371       --    --   18,836
September 30, 2006.      --   11,167     2,048     356       --    --   13,571
December 31, 2006..      --    4,903       659   1,568       --    --    7,130
March 31, 2007.....      --      280       255     355    1,495    --    2,385
June 30, 2007......      --      244        60      44    5,390    --    5,738
September 30, 2007.      --      256       462   2,109    2,749    --    5,576
December 31, 2007..      --       53       744   2,435       10    --    3,242
Thereafter.........     769    6,208     1,129      --       --    --    8,106
                    -------  -------   -------  ------   ------ ----- --------
  Total............ $23,438  $80,950   $37,001  $9,097   $9,800 $  -- $160,286
                    =======  =======   =======  ======   ====== ===== ========

     The following table indicates the amount of the Bank's deposits of $100,000 or more by time remaining until maturity at March 31, 2005.

                                   Certificates     Savings, NOW and
                                    of Deposit    Money Market Accounts
                                    ----------    ---------------------
                                            (In Thousands)
Maturity Period
---------------
Three months or less..............   $12,953           $129,868
Over three through six months.....    15,535                 --
Over six through twelve month.....     9,539                 --
Over twelve months................    23,652                 --
                                     -------           --------
   Total..........................   $61,679           $129,868
                                     =======           ========
Borrowings
----------

     As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. See Note 9 of the Notes to Consolidated Financial Statements contained in the Annual Report for information regarding the maturities and rate structure of the Bank's FHLB advances. Federal law contains certain collateral requirements for FHLB advances. See "Regulation - Federal Regulation of Savings Associations - Federal Home Loan Bank System."

     At March 31, 2005, the Bank had $5.5 million in retail repurchase agreements with an average rate of 2.54%. These repurchase agreements are included in "Other Borrowings" in the consolidated financial statements and the following table.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings for the periods indicated.

                                            Years Ended March 31,
                                          -------------------------
                                          2005       2004      2003
                                          ----       ----      ----
                                                (In Thousands)
Maximum Balance:
FHLB advances........................... $115,258  $103,886  $57,472
Other borrowings........................    5,915     6,213    6,735

Average Balance:
FHLB advances........................... $105,272  $ 72,995  $42,123
Other borrowings........................    5,488     5,361    5,663

     The following table sets forth information as to the Bank's borrowings and the weighted average interest rates thereon at the dates indicated.

                                                 At March 31,
                                          -------------------------
                                          2005       2004      2003
                                          ----       ----      ----
                                            (Dollars in Thousands)

Balance:
FHLB advances........................... $112,038  $96,336   $49,772
Other borrowings........................    5,594    5,477     4,193

Weighted Average Interest Rate:
At Fiscal Year End:
FHLB advances...........................     3.41%    3.59%     4.50%
Other borrowings........................     2.54     0.93      1.17

During Fiscal Year:
FHLB advances...........................     3.54%    3.87%     5.31%
Other borrowings........................     1.53     0.97      1.57

Competition
-----------

     The Bank serves the counties of Aiken and Lexington, South Carolina through its eleven branch offices located in Aiken, North Augusta, Graniteville, Langley, Clearwater, Wagener, Lexington, and West Columbia, South Carolina.

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

                            REGULATION

     The following is a brief description of certain laws and regulations which are applicable to the Company and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

     Legislation is introduced from time to time in the United States Congress that may affect the operations of the Company and the Bank. In addition, the regulations governing the Company and the Bank may be amended from time to time by the OTS. Any such legislation or regulatory changes in the future could have an adverse effect. We cannot predict whether any such changes may occur.

General

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

     All savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the fiscal year ended March 31, 2005 was $115,000.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta. At March 31, 2005, the Bank had $6.2 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past two fiscal years these dividends have averaged 3.66% and were 3.75% for the fiscal year ended March 31, 2005.

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

     Deposit Insurance. The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and this insurance is backed by the full faith and credit of the United States government.

     As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that an institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

     The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     Since January 1, 1997, the premium schedule for Bank Insurance Fund ("BIF") and SAIF insured institutions has ranged from 0 to 27 basis points. However, SAIF and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s equal to approximately 1.50 points for each $100 in domestic deposits annually. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature.

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

     At March 31, 2005, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Qualified Thrift Lender Test. All savings institutions, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its total assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in
Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At March 31, 2005, the Bank met the test and its QTL percentage was 97%.

     Any savings institution that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Savings and Loan Holding Company Regulations."

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

     The OTS capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At March 31, 2005, the Bank had no intangible assets in the form of mortgage servicing rights.

     At March 31, 2005, the Bank had tangible capital of $35.7 million, or 6.1% of tangible assets, which is approximately $26.8 million above the minimum requirement of 1.5% of tangible assets as of that date.

     The capital standards also require core capital equal to at least 4.0% of adjusted total assets unless an institution's supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At March 31, 2005, the Bank's mortgage service rights were subject to these tests. At March 31, 2005, the Bank had core capital equal to $35.7 million, or 6.1% of adjusted total assets, which is $12.2 million above the minimum requirement of 4.0% in effect on that date.

     The OTS also requires savings institutions to have core capital equal to 4.0% of risk-weighted assets ("Tier 1 risk-based"). At March 31, 2005, the Bank had Tier 1 risk-based capital of $35.7 million or 10.5% of risk-weighted assets, which is approximately $22.1 million above the minimum on that date. The OTS also requires savings institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.

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

     On March 31, 2005, the Bank had total risk-based capital of approximately $39.9 million, including $35.7 million in core capital and $4.2 million in qualifying supplementary capital, and risk-weighted assets of $338.9 million, or total capital of 11.8% of risk-weighted assets. This amount was $12.7 million above the 8% requirement in effect on that date.

     The OTS and the FDIC are authorized and, under certain circumstances, required to take certain actions against savings institutions that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association", which is an institution with less than either a 4.0% core capital ratio, a 4.0% Tier 1 risked-based capital ratio or an 8.0% risk-based capital ratio). Any such institution must submit a capital restoration plan and until the plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions. As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized institution must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

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

     Limitations on Capital Distributions. OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

     Generally, savings institutions, such as the Bank, that before and after the proposed distribution are well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends to the Company in accordance with this general authority.

     Savings institutions proposing to make any capital distribution need not submit written notice to the OTS prior to the distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations, must obtain OTS approval prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "- Capital Requirements."

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

     The OTS may determine that the continuation by a savings institution of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the institution or is inconsistent with sound banking practices or with the purposes of the Federal Deposit Insurance Act. Based upon that determination, the FDIC or the OTS has the authority to order the savings institution to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

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

     OTS regulations prohibit a savings institution from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

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

     Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for Community Reinvestment Act compliance and received a rating of satisfactory in its latest examination.

     Affiliate Transactions. The Company and the Bank are separate and distinct legal entities. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company, generally limiting any single transaction to 10% of the Bank's capital and surplus and limiting all such transactions to 20% of the Bank's capital and surplus. These transactions also must be on terms and conditions consistent with safe and sound banking practices that are substantially the same as those prevailing at the time for transactions with unaffiliated companies.

     Federally insured savings institutions are subject, with certain exceptions, to certain restrictions on extensions of credit to their parent holding companies or other affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, these institutions are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

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

     Privacy Standards. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA") was signed into law. The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.

     The Bank is subject to OTS regulations implementing the privacy protection provisions of the GLBA. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.

     The regulations also require the Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, the Bank is required to provide its customers with the ability to "opt-out" of having the Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.

     The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the GLBA. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which includes administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

     Anti-Money Laundering and Customer Identification. In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Title III and the related OTS regulations impose the following requirements on financial institutions:

     *    establishment of anti-money laundering programs;
     * establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time;
     * establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering; and
     * prohibitions on correspondent accounts for foreign shell banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

     Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications. The Bank's policies and procedures have been updated to reflect the requirements of the USA Patriot Act, which had a minimal impact on business and customers.

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

     Mergers and Acquisitions. The Company must obtain approval from the OTS before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. In evaluating an application for the Company to acquire control of a savings institution, the OTS would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

     Activities Restrictions. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. The Company and its non-savings institution subsidiaries are subject to statutory and regulatory restrictions on their business activities specified by federal regulations, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the GLBA.

     If the Bank fails the QTL test, the Company must, within one year of that failure, register as, and will become subject to, the restrictions applicable to bank holding companies. See "- Federal Regulation of Savings Institutions
- Qualified Thrift Lender Test."

     Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with the recent accounting scandals at Enron and WorldCom. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, including the Company.

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

     Distributions. To the extent that the Bank makes "nondividend distributions" to the Company, these distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "Regulation" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

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

Item 2.  Properties
-------------------

     At March 31, 2005, Security Federal owned the buildings and land for its main office, five of its branch offices, and the operations center, leased the land and owned the improvements thereon for one of its offices, and leased the remaining five offices. The property related to the offices owned by Security Federal had a depreciated cost (including land) of approximately $4.9 million at March 31, 2005. At March 31, 2005, the aggregate net book value of leasehold improvements (excluding furniture and equipment) associated with leased premises was $1.2 million. See Note 6 of the Notes to Consolidated Financial Statements contained in the Annual Report.

     The following table sets forth the net book value of the offices owned (including land) and leasehold improvements on properties leased by Security Federal at March 31, 2005.

                                         Lease     Date
                                         Expir-  Facility   Gross
                               Owned or  ation    Opened/   Square   Net Book
Location                        Leased   Date    Acquired   Footage   Value
----------------------------    ------   ----    --------   -------   -----

Main Office:

 1705 Whiskey Road S.
 Aiken, South Carolina          Owned     N/A      1980     10,000   $276,000

Full Service Branch Offices

  100 Laurens Street, N.W.
  Aiken, South Carolina         Leased    2013     1959      4,500      5,200

  313 East Martintowne Road
  North Augusta, South
  Carolina                      Owned (1) N/A      1973      4,356    614,000

  1665 Richland Avenue, W.
  Aiken, South Carolina         Owned     N/A      1984      1,942    294,000

  Montgomery & Canal Streets
  Masonic Shopping Center
  Graniteville, South Carolina  Leased    2007     1993 (2)  3,576    315,000

  2812 Augusta Road
  Langley, South Carolina       Owned     N/A      1993 (2)  2,509    127,000

  Highway 125 and Highways 1
    and 78
  Midland Valley Shopping Center
  Clearwater, South Carolina    Leased    2003     1993 (2)  2,287     68,000

                                         Lease     Date
                                         Expir-  Facility   Gross
                               Owned or  ation    Opened/   Square   Net Book
Location                        Leased   Date    Acquired   Footage   Value
----------------------------    ------   ----    --------   -------   -----

  118 Main Street North
  Wagener, South Carolina       Owned     N/A      1993(2)  3,600   $ 208,000

  Wal-Mart Superstore
  2035 Whiskey Road
  Aiken, South Carolina         Leased    2001     1996       517      86,000

  1185 Sunset Boulevard
  West Columbia, South
  Carolina                      Leased    2015     2000    10,000     764,000

  5446 Sunset Boulevard
  Lexington, South Carolina     Owned (3) N/A      2003     9,200   1,668,000

  Operations Center:
  871 East Pine Log Road
  Aiken, South Carolina         Owned     N/A      1988    10,000     824,000

-------------
(1) Security Federal has a lease with options through 2063.
(2) Represents acquisition date.
(3) Security Federal has a lease on the land for this office which expires in 2018, but has options through 2063.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2005.

                                   PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         ------------------------------------------------------------------
         and Issuer Purchases of Equity Securities
         -----------------------------------------

     The information contained in the section captioned "Shareholders Information - Price Range of Common Stock" and "- Dividends" in the Annual Report is incorporated herein by reference.

     Stock Repurchases. The Company repurchased 8,077 shares of its outstanding Common Stock at a cost of $165,089 during the fourth quarter of the year ended March 31, 2005. In May 2004, the Company announced the authorization to purchase up to 5% of its outstanding shares, or approximately 126,000 shares, subject to market conditions.

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

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

     Report of Independent and Registered Accounting Firm*
     Consolidated Balance Sheets, March 31, 2005 and 2004*
     Consolidated Statements of Income For the Years Ended March 31, 2005,
       2004 and 2003*
     Consolidated Statements of Changes in Shareholders' Equity and
       Comprehensive Income For the Years Ended March 31, 2005, 2004 and 2003* Consolidated Statements of Cash Flows For the Years Ended March 31, 2005,
       2004 and 2003*
     Notes to Consolidated Financial Statements*
     Quarterly Financial Data (unaudited)*

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

     (b) Changes in Internal Controls: In the year ended March 31, 2005, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Item 9B. Other Information
         -----------------
    There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal 2005 that was not so disclosed.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

     The information contained under the sections captioned "Election of Directors" and "Executive Officers Who Are Not Directors of the Company or the Bank" in the Proxy Statement are incorporated herein by reference.

     Audit Committee Financial Expert. The Audit Committee of the Company is composed of Directors Harry O. Weeks (Chairperson), Clyburn and Moore. Each member of the Audit Committee is "independent" as defined in the Nasdaq Stock Market listing standards. The Board of Directors has determined there is no "audit committee financial expert" as defined by the SEC. The Board believes that the current members of the Audit Committee are qualified to serve based on their collective experience and background. Each member of the Audit Committee is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A promulgated under the Exchange Act.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and
         ------------------------------------------------------------------
         Related Stockholder Matters
         ---------------------------

     The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

     Equity Compensation Plan Information. The following table sets forth certain information with respect to securities to be issued under the Company's equity compensation plans as of March 31, 2005.

                                                                Number of
                                                                securities
                                                                remaining
                                                               available for
                          Number of                           future issuance
                        securities to                          under equity
                        be issued upon    Weighted-average     compensation
                         exercise of       exercise price    plans (excluding
                         outstanding       of outstanding       securities
                       options, warrants  options, warrants      reflected
Plan category            and rights          and rights        in column (a))
----------------------   ----------          ----------        --------------
                             (a)                 (b)                 (c)
Equity compensation
 plans approved by
 security holders......    135,292             $19.09              17,000
Equity compensation
 plans not approved
 by security holders...      N/A                 N/A                 N/A
                           -------             -------             -------
      Total............    135,292             $19.09              17,000
                           =======             =======             =======

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

     The information contained in the section captioned "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
         --------------------------------------

     The information contained under the section captioned "Independent Auditors" is included in the Company's Proxy Statement and is incorporated herein by reference.

                                   PART IV

Item 15. Exhibits and Financial Statement Schedules
         ------------------------------------------

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

          3.  Exhibits:
              --------

              3.1   Articles of Incorporation, as amended (1)
              3.2   Bylaws (2)
              4     Instruments defining the rights of security holders,
                    including indentures (3)
              10.1  Executive Compensation Plans and Arrangements:
              10.2  Salary Continuation Agreements (4)
              10.3  Amendment One to Salary Continuation Agreements (5)
              10.4  1999 Stock Option Plan (2)
              10.5  1987 Stock Option Plan (4)
              10.6  2002 Stock Option Plan (6)
              10.7  2004 Employee Stock Purchase Plan (7)
              10.8  Incentive Compensation Plan (4)
              13    Annual Report to Stockholders
              21    Subsidiaries of Registrant
              23    Consent of Elliott Davis, LLC
              31.1  Certification of Chief Executive Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act
              31.2  Certification of Chief Financial Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act
              32    Certification of Chief Executive Officer and Chief
                    Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

              -----------
             (1) Filed on June 26, 1998, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
             (2) Filed on March 2, 2000, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference.
             (3) Filed on August 12, 1987, as an exhibit to the Company's Registration Statement on Form 8-A and incorporated herein by reference.
             (4) Filed on June 28, 1993, as an exhibit to the Company's Annual Report on Form 10-KSB and incorporated herein by reference.

             (5) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.
             (6) Filed on June 19, 2002, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
             (7) Filed on June 18, 2004, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.

                                  SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SECURITY FEDERAL CORPORATION

Date:  June 29, 2005                 By: /s/ Timothy W. Simmons
                                         -----------------------------------
                                         Timothy W. Simmons
                                         President, Chief Executive Officer
                                         and Director
                                         (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Timothy W. Simmons                                     June 29, 2005
    -------------------------------------------------
    Timothy W. Simmons
    President, Chief Executive Officer and Director
    (Principal Executive Officer)


By: /s/ Roy G. Lindburg                                        June_29, 2005
    -------------------------------------------------
    Roy G. Lindburg
    Treasurer, Chief  Financial Officer and Director
    (Principal Financial and Accounting Officer)


By: /s/ T. Clifton Weeks                                       June 29, 2005
    -------------------------------------------------
    T. Clifton Weeks
    Chairman of the Board and Director


By: /s/ J. Chris Verenes                                       June_29, 2005
    -------------------------------------------------
    J. Chris Verenes
    President of the Bank and Director of
    the Company and the Bank


By: /s/ Gasper L. Toole III                                    June 29, 2005
    -------------------------------------------------
    Gasper L. Toole III
    Director


By: /s/ Harry O. Weeks Jr.                                     June 29, 2005
    -------------------------------------------------
    Harry O. Weeks Jr.
    Director


By: /s/ Robert E. Alexander                                    June 29, 2005
    -------------------------------------------------
    Robert E. Alexander
    Director


By: /s/Thomas L. Moore                                         June 29, 2005
    -------------------------------------------------
    Thomas L. Moore
    Director


By: /s/William Clyburn                                         June 29, 2005
    -------------------------------------------------
    William Clyburn
    Director

                               INDEX TO EXHIBITS


Exhibit Number
--------------

   13         Annual Report to Stockholders

   21         Subsidiaries of the Registrant

   23         Consent of Elliott Davis, LLC

   31.1 Certification of Chief Executive Officer of Security Federal Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 Certification of Chief Financial Officer of Security Federal Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32 Certification of Chief Executive Officer and Chief Financial Officer of Security Federal Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act

                                  Exhibit 13

                        Annual Report to Stockholders

                                                              Annual Report
                                                              March 31st, 2005







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



Doing what is right.

Security Federal had another solid year. We increased our lead in market share in Aiken County, and continue to make significant advances in the South Carolina Midlands' market. We will be opening our new Aiken south side branch in December, and have plans to open several new branches in the Midlands in the next three years. Our Financial Services subsidiaries-Insurance, Investments and Trust-are beginning to develop an outstanding reputation. We are committed to growing our Financial Services in the Security Federal tradition-focusing on what is in the best interest of our customer.

We are growing, but we realize that we are going to have to continue to develop differentiators that make us stand apart from our competition. Our employees are providing the difference for us-focusing on the customers' needs and doing what's right. We realize that we are going to have to continue to work harder to be successful against the larger banks. We are committed to doing that by continuing to build on the special relationship we have with our customers and by providing localized expertise that larger banks have difficulty providing. We are committed to building on the tradition of service that this bank has provided since 1922.

Fellow Shareholders:

In keeping with our conservative but steady growth strategy, Security Federal Corporation, holding company of Security Federal Bank, is pleased to announce an increase in operating earnings for the year ending March 31, 2005.

Security Federal Corporation announced earnings totaling $3.5 million or $1.39 per share (basic) for the year ending March 31, 2005 compared to $4.3 million
or $1.70 per share (basic) for the year ending March 31, 2004.   The Bank sold
a branch during the year ending March 31, 2004, which increased net income after tax by approximately $820,000 for that year. Excluding the gain from the branch sale, which occurred in February 2004, earnings increased $62,000 or 2% for the year ending March 31, 2005. Comparative earnings per share (basic) were $1.39 and $1.37 for the years ending March 31, 2005 and 2004 respectively. Factors contributing to the increase in earnings included an increase in net interest income of $660,000 or 5% and a decrease in the provision for loan losses of $420,000 or 35%, both of which were partially offset by a decrease in the gain on sale of mortgage loans of $894,000 or 67%. The reduction in the gain on sale of mortgages was a result of the general decline in mortgage loan originations. General and administrative expenses increased $48,000 or less than 1%.

Total assets increased 11% to $586.0 million, net loans receivable increased 22% to $316.9 million, and deposits increased 10% to $430.3 million at March 31, 2005 compared to March 31, 2004, respectively.

Moving forward, we will continue building on our foundation by leveraging our core market strengths, the quality of our people and the exceptional service they provide to our customers.

Sincerely,                         Sincerely,


/s/T. Clifton Weeks                /s/Timothy W. Simmons
-------------------------------    -----------------------------------
T. Clifton Weeks                   Timothy W. Simmons
Chairman                           President & Chief Executive Officer

Financial Highlights
------------------------------------------------------------------------------
                                                Years Ended March 31st

                                              2005                 2004

Net Income                               $    3,505,495     $    4,263,163

Earnings Per Share - Basic                         1.39               1.70

Book Value Per Share                              13.92              13.30

Total Interest Income                        25,589,649         23,011,005

Total Interest Expense                       11,524,745          9,606,100

Net Interest Income Before Provision
  For Loan Losses                            14,064,904         13,404,905

Provision For Loan Losses                       780,000          1,200,000

Net Income After Provision For Loan Losses   13,284,904         12,204,905

Net Interest Margin                                2.60%              2.84%

Total Loans Originated                      244,843,000        228,263,000

Adjustable Rate Loans As A Percentage
  Of Total Gross Loans                             59.9%              52.1%

Financial Highlights
------------------------------------------------------------------------------

                                   2005      2004    2003    2002    2001
                                  ------    ------  ------  ------  ------
Net Income (In Thousands)         $3,505    $4,263  $3,231  $2,510  $2,127



                                   2005      2004    2003    2002    2001
                                  ------    ------  ------  ------  ------
Total Assets (In Millions)        $  586    $  528  $  445  $  376  $  331



                                   2005      2004    2003    2002    2001
                                  ------    ------  ------  ------  ------
Return on Equity                  10.28%    13.67%  11.37%   9.97%   9.98%



Allowance for Loan Losses (1)      2005      2004    2003    2002    2001
                                  ------    ------  ------  ------  ------
                                   1.94%     2.17%   1.98%   1.55%   1.19%

(1) Allowance for losses as a percentage of total loans.

Financial Highlights
------------------------------------------------------------------------------

                                 2005     2004    2003    2002    2001
                                ------   ------  ------  ------  ------
Book Value Per Share           $13.92   $13.30  $11.98  $10.18  $ 9.43




                                 2005     2004    2003    2002    2001
                                ------   ------  ------  ------  ------
Earnings Per Share - Basic      $1.39   $ 1.70  $ 1.29  $ 1.00  $ 0.85




Security Federal Corporation Stock Prices

3/2005  3/2004  9/2003  3/2003  9/2002  3/2002  9/2001  3/2001  9/2000  3/2000  9/1999  3/1999  9/1998
------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
 23.00   21.00   24.50   20.26   22.33   21.67   21.00   20.00   18.33   18.00   17.17   15.00   8.33



3/1998  9/1997  3/1997  9/1996  3/1996  9/1995  3/1995  9/1994  3/1994  9/1993  3/1993  9/1992  3/1992
------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------  ------
  7.33    7.33    5.17    4.83    4.54    4.13    3.65    3.53    3.37    2.83    2.75    2.59    2.54



9/1991 3/1991  9/1990  3/1990  9/1989  3/1989  9/1988  3/1988
------ ------  ------  ------  ------  ------  ------  ------
  2.46   2.46    2.52    2.40    1.89    1.83    1.42    1.75



                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Selected Consolidated Financial Statements


                                    At Or For The Year Ended March 31,
                            -------------------------------------------------
                               2005      2004      2003      2002      2001
                            --------  --------  --------  --------   --------
Balance Sheet Data            (Dollars In Thousands, Except Per Share Data)
--------------------
Total Assets                $585,978  $528,005  $444,904  $376,320   $330,642
Cash And Cash Equivalents      7,916     6,749     8,239    11,528     12,616
Investment And Mortgage-
 Backed Securities           241,076   245,715   182,117   118,898     74,405
Total Loans Receivable,
 Net (1)                     316,889   259,895   243,156   234,319    230,997
Deposits                     430,287   389,593   358,474   309,038    257,410
Advances From Federal Home
 Loan Bank                   112,038    96,336    49,772    33,108     42,704
Total Shareholders' Equity    35,111    33,472    30,040    25,401     23,500

Income Data
--------------------
Total Interest Income         25,590    23,011    23,660    24,632     24,153
Total Interest Expense        11,525     9,606    10,016    12,211     13,871
                            --------  --------  --------  --------   --------
Net Interest Income           14,065    13,405    13,644    12,421     10,282
Provision For Loan Losses        780     1,200     1,800     1,525        925
                            --------  --------  --------  --------   --------
Net Interest Income
 After Provision For
 Loan Losses                  13,285    12,205    11,844    10,896      9,357
Other Income                   2,704     5,235     3,811     3,465      2,739
General And Administrative
 Expense                      10,773    10,725    10,483    10,337      8,851
Income Taxes                   1,711     2,452     1,941     1,514      1,118
                            --------  --------  --------  --------   --------
Net Income                  $  3,505  $  4,263  $  3,231  $  2,510   $  2,127
                            ========  ========  ========  ========   ========

Per Common Share Data
---------------------
Net Income Per Common
 Share (Basic)              $   1.39  $   1.70  $   1.29  $   1.00   $   0.85
                            ========  ========  ========  ========   ========
Cash Dividends Declared     $   0.11  $   0.08  $ 0.0602  $ 0.0536   $ 0.0536
                            ========  ========  ========  ========   ========

Other Data
--------------------
Interest Rate Spread
Information:
 Average During Period          2.40%     2.66%     3.19%     3.42%      3.00%
 End Of Period                  2.45%     2.59%     3.00%     3.48%      3.11%
Net Interest Margin
 (Net Interest Income/
 Average Earning Assets)        2.60%     2.84%     3.46%     3.73%      3.38%
Average Interest-Earning
 Assets To Average Interest-
 Bearing Liabilities          109.07%   109.05%   110.47%   108.80%    108.39%
Equity To Total Assets          5.99%     6.34%     6.75%     6.75%      7.11%
Non-Performing Assets
 To Total Assets (2)            0.42%     0.40%     0.27%     0.40%      0.11%
Return On Assets (Ratio
 Of Net Income To
 Average Total Assets)          0.63%     0.87%     0.79%     0.71%      0.66%


Return On Equity (Ratio Of Net
 Income To Average Equity)     10.28%    13.67%    11.37%     9.97%      9.98%
Equity To Assets Ratio
 (Ratio Of Average Equity
 To Average Total Assets)       6.09%     6.36%     6.90%     7.14%      6.62%
Dividend Pay-Out Ratio
 On Common Shares               7.96%     4.75%     4.69%     5.37%      6.33%
Number Of Full-Service
 Offices                          11        11        11        11         11

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

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

Critical Accounting Policies, Continued

Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy because of the significant degree of management judgement involved in determining the amount of allowance for loan losses. The Company has developed policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. Refer to the discussion under the section entitled "Financial Condition" and "The Provision for Loan Losses" section in the "Comparison of the Years Ended March 31, 2005 and 2004" herein for a further discussion of the Company's estimation process and methodology related to the allowance for loan losses.

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

The Bank's Board of Directors reviews the Interest Rate Exposure Report generated for the Bank by the Office of Thrift Supervision. This report measures the interest rate sensitivity of the Bank's net portfolio value ("NPV") on a quarterly basis under different interest rate scenarios. The Bank's sensitivity measure is well within the Bank's policy on changes in NPV. The Bank's asset and liability policies are directed toward maximizing long-term profitability while managing acceptable interest rate risk within the Bank's policies.

At March 31, 2005, the negative mismatch of interest-earning assets repricing or maturing within one year with interest-bearing liabilities repricing or maturing within one year was $98.6 million or 16.9% of total assets compared to $87.0 million or 16.5% at March 31, 2004. The increase in the negative gap was attributable to an overall $47.6 million increase in interest-bearing liabilities repricing within one year compared to an increase of $35.9 million in financial assets repricing within one year. Certificates of deposits and Borrowings re-pricing within one year increased $6.1 million and $32.4 million, respectively, at March 31, 2005. In addition, money market, savings, and interest-bearing checking accounts increased a total of $9.0 million. These accounts are assumed to reprice within one year, where in actuality, they may not be quite that interest rate sensitive. Many financial institutions use decay rates that spread those accounts out over several interest rate time periods. Financial assets repricing within one year had only a modest increase, despite an abundance of adjustable rate commercial loans added to the loan portfolio, as a result of a rise in short-term treasury rates, which lengthened the anticipated call dates on the Company's callable investments. For more information on the Bank's repricing position at March 31, 2005, see the tables on pages 11 and 12.

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

Asset and Liability Management, Continued

During the past year, the Bank originated, for investment purposes, approximately $43.6 million in adjustable rate residential real estate loans ("ARM's"), which are held for investment and not sold. The Bank's loan portfolio included $202.4 million of adjustable rate consumer loans, commercial loans, and mortgage loans or, approximately 59.9% of total gross loans at March 31, 2005. During fiscal 2005, the Bank originated a total of $163.7 million in consumer and commercial loans, which are usually short term in nature. During fiscal 2005, 92.2% of total new loan originations on loans held for investment were comprised of consumer, commercial, and ARM's compared to 93.5% of originations of loans held for investment in fiscal 2004. The Bank's portfolio of consumer and commercial loans was $213.1 million at March 31, 2005, $166.8 million at March 31, 2004, and $153.6 million at March 31, 2003. Consumer and commercial loans combined were 63.0% of total loans at March 31, 2005, 59.9% at March 31, 2004, and 59.7% at March 31, 2003.

The Bank originated $15.2 million, $11.8 million, and $10.5 million in fixed rate residential loans as loans held for investment, most of which were residential lot loans with terms of two to five years, in fiscal 2005, 2004, and 2003, respectively. At March 31, 2005, these fixed rate residential lot loans, including fixed rate construction loans with terms of one year or less, amounted to $21.8 million or 6.5% of the total loan portfolio compared to $32.5 million or 11.7% at the end of the previous fiscal year. At March 31, 2005, the Bank held approximately $9.5 million in longer term fixed rate residential mortgage loans. These loans, which amounted to 2.8% of the total loan portfolio, had converted from ARM loans to fixed rate loans during the previous 36 months. These fixed rate loans have remaining maturities ranging from 10 to 27 years. The Bank has approximately $16.4 million remaining in convertible ARM loans that could convert to fixed rate loans over the next 24
months.   On new originations, the Bank sells virtually all of its 15 and 30 year fixed rate mortgage loans at origination. In fiscal 2001, the Bank decided to no longer service loans for the Federal Home Loan Mortgage Corporation ("Freddie Mac") or other institutional investors, because of the fixed cost of servicing those loans, while the income stream generated by that portfolio was decreasing as a result of prepayments. Thus, during fiscal 2005, 2004, 2003, and 2002, the Bank sold its new fixed rate residential loan originations exclusively on a service-released basis. Fixed rate residential loans sold to Freddie Mac and other institutional investors, on a service-released basis, totaled $26.0 million in fiscal 2005, $63.5 million in fiscal 2004, $80.3 million in fiscal 2003, and $84.5 million in fiscal 2002. The decrease in loans sold in fiscal 2005 was due to the general decline in mortgage loan originations.

Certificates of deposit of $100,000 or more, referred to as "Jumbo Certificates," are normally considered to be interest rate sensitive because of their relatively short maturities. Many financial institutions have used Jumbo Certificates to manage interest rate sensitivity and liquidity. The Bank has not relied on Jumbo Certificates for liquidity or asset liability management. As of March 31, 2005, the Bank had $61.7 million outstanding in Jumbo Certificates compared to $47.0 million at March 31, 2004. The Bank has no brokered deposits.

The following table sets forth the maturity schedule of certificates of deposit with balances of $100,000 or greater at March 31, 2005.

                                          At March 31, 2005
                                            (In thousands)

                    Within 3 Months       $       12,953
                    After 3, Within
                     6 Months                     15,535
                    After 6, Within
                     12 Months                     9,539
                    After 12 Months               23,652
                                          --------------
                                          $       61,679
                                          ==============

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

                                            At March 31
                                     ------------------------
                                         2005          2004
                                     ---------      ---------
                                        (Dollars in Thousands)

Loans (1)                            $ 215,751      $ 146,932
Mortgage-Backed Securities:
 Held To Maturity                           79            103
 Available For Sale                     69,800         68,421
Investment Securities:
 Held To Maturity                        7,000         25,974
 Available For Sale                      1,784         16,900
Other Interest-Earning Assets              164            303
                                     ---------      ---------
Total Interest Rate Sensitive
 Assets Repricing Within 1 Year      $ 294,578      $ 258,633
                                     ---------      ---------

Deposits                               336,881        321,785
FHLB Advances And Other Borrowed
 Money                                  56,269         23,813
                                     ---------      ---------
Total Interest Rate Sensitive
 Liabilities Repricing Within 1
 Year                                $ 393,150      $ 345,598
                                     ---------      ---------

Gap                                  $ (98,572)     $ (86,965)
                                     =========      =========
Interest Rate Sensitive Assets/
 Interest Rate Sensitive Liabilities      74.93%         74.84%
Gap As A Percent Of Total Assets         (16.9)%        (16.5)%

(1)  LOANS ARE NET OF UNDISBURSED FUNDS AND LOANS IN PROCESS.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


Asset and Liability Management, Continued

The following table sets forth the interest sensitivity of the Bank's assets and liabilities at March 31, 2005, on the basis of the factors and assumptions set forth in the table on the previous page.

                                                 (Dollars in Thousands)

                              < Three       3-12        1-3        3-5       5-10      > 10
                               Months      Months      Years      Years      Years     Years      Total
                              --------    --------    -------    -------    -------   -------    --------
Interest-Earnings Assets
------------------------
Loans (1)                    $ 141,325    $ 74,426   $ 67,496   $ 28,684   $  7,097   $  4,306   $323,334

Mortgage-Backed Securities:
 Held To Maturity, At Cost          21          58        152         29          -          -        260
 Available For Sale, At Fair
  Value                         29,375      40,425     56,542     18,566     11,966      2,486    159,360
Investment Securities: (2)
 Held To Maturity, At Cost       1,000       6,000     33,068     27,931      8,002          -     76,001
 Available For Sale, At Fair
  Value                            180       1,604      2,855        500        316          -      5,455
 FHLB Stock, At Cost                 -           -      6,235          -          -          -      6,235
 Other Interest-Earning Assets     164           -          -          -          -          -        164
                             ---------    --------   --------   --------   --------   --------   --------
 Total Financial Assets      $ 172,065    $122,513   $166,348   $ 75,710   $ 27,381   $  6,792   $570,809
                             =========    ========   ========   ========   ========   ========   ========

Interest-Bearing Liabilities
----------------------------
Deposits:
 Certificate Accounts        $  29,492    $ 66,215   $ 58,785   $  5,794   $      -   $      -   $160,286
 NOW Accounts                   59,342           -          -          -          -          -     59,342
 Money Market Accounts         164,088           -          -          -          -          -    164,088
 Passbook Accounts              17,744           -          -          -          -          -     17,744
 Borrowings                     18,269      38,000     46,000     15,000        363          -    117,632
                             ---------    --------   --------   --------   --------   --------   --------
Total Interest-Bearing
    Liabilities              $ 288,935    $104,215   $104,785   $ 20,794   $    363   $      -   $519,092
                             =========    ========   ========   ========   ========   ========   ========
Current Period Gap           $(116,870)   $ 18,298   $ 61,563   $ 54,916   $ 27,018   $  6,792   $ 51,717
Cumulative Gap               $(116,870)   $(98,572)  $(37,009)  $ 17,907   $ 44,925   $ 51,717   $ 51,717
Cumulative Gap As A Percent
 Of Total Assets                 (19.9)%     (16.8)%     (6.3)%      3.1%       7.7%       8.8%       8.8%

(1)  LOANS ARE NET OF UNDISBURSED FUNDS AND LOANS IN PROCESS.
(2)  CALLABLE SECURITIES ARE SHOWN AT THEIR LIKELY CALL DATES BASED ON MANAGEMENT'S ESTIMATES AT MARCH 31,
     2005.



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

              SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition
                         and Results of Operations


Financial Condition

Total assets at March 31, 2005 were $586.0 million, an increase of $58.0 million or 11.0% from March 31, 2004. This increase was the result of an increase in net loans receivable offset partially by a slight decrease in total investment and mortgage-backed securities.

Total net loans receivable were $316.9 million at March 31, 2005, an increase of $57.0 million or 21.9% from $259.9 million at March 31, 2004. Residential real estate loans increased $12.9 million or 11.8% to $122.6 million at March
31, 2005.   Typically, long term, newly originated fixed rate mortgage loans are not retained in the portfolio but are sold immediately. ARMs are typically retained in the portfolio. At March 31, 2005, the Bank held 74.9% of its residential mortgage loans in ARMs, while it had 25.1% in fixed rate mortgages. Consumer loans increased $5.2 million or 11.4% while commercial business and commercial real estate loans increased $41.1 million or 33.9% to $162.2 million at fiscal year end from $121.1 million at March 31, 2004. A large portion of the increased activity in commercial lending took place in the Midlands area of South Carolina including Columbia, Lexington, and West Columbia. A significant portion of these loans are acquisition and development loans. Loans held for sale, which were $2.3 million at March 31, 2005, increased $574,000 from the previous fiscal year end. Total investments and mortgage-backed securities decreased $4.6 million or 1.9% to help fund the growth in the loan portfolio.

Repossessed assets increased $2,000 to $53,000 at March 31, 2005 from $51,000 at March 31, 2004. Repossessed assets at March 31, 2005 consisted of one single-family dwelling, acreage, and a developed lot.

Non-accrual loans totaled $2.4 million at March 31, 2005 compared to $2.0 million a year earlier. Non-accrual loans averaged $2.3 million in fiscal 2005 compared to $1.8 million during fiscal 2004. The Bank classifies all loans as non-accrual when they become 90 days or more delinquent. The Bank had six loans that were troubled debt restructurings totaling $434,000 at March 31, 2005 compared to seven loans totaling $646,000 at March 31, 2004. One $13,000 consumer loan secured by a second mortgage on a residential dwelling was 30 days delinquent at March 31, 2005. The other five troubled debt restructurings, which were current in payments on March 31, 2005, consisted of three consumer loans secured by first mortgages on residential dwellings totaling $345,000, a $56,000 commercial loan secured by two rental properties, and a $20,000 unsecured commercial loan. All troubled debt restructurings are also considered impaired. At March 31, 2005, the Bank held $1.2 million in impaired loans compared to $1.4 million at March 31, 2004.


The Bank reviews its loan portfolio and allowance for loan losses on a monthly basis. Future additions to the Bank's allowance for loan losses are dependent on, among other things, the performance of the Bank's loan portfolio, the economy, changes in real estate values, and interest rates. There can be no assurance that additions to the allowance will not be required in future periods. Management continually monitors its loan portfolio for the impact of local economic changes. The ratio of allowance for loan losses to total loans was 1.94% at March 31, 2005 compared to 2.17% at March 31, 2004.

Deposits at the Bank increased $40.7 million or 10.5% to $430.3 million at March 31, 2005 from $389.6 million at March 31, 2004. The Bank was very successful in attracting certificate of deposit accounts and, to a lesser extent, money market accounts with aggressive pricing and advertising. Advances from the Federal Home Loan Bank ("FHLB") increased to $112.0 million at March 31, 2005 from $96.3 million a year earlier, an increase of $15.7 million. Other borrowed money, which consists of retail repurchase agreements, increased $117,000 or 2.1% to $5.6 million at March 31, 2005 from to $5.5 million at March 31, 2004.

Total shareholders' equity was $35.1 million at March 31, 2005, an increase of $1.6 million or 4.9% from $33.5 million a year earlier. The increase was attributable to net income of $3.5 million, proceeds from the exercise of stock options of $168,000, and a decrease in the employee stock ownership debt of $61,000, offset partially by a net decrease in accumulated other comprehensive income of $1.7 million, the purchase of $165,000 of treasury stock, and $279,000 in dividends paid.

                  SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

Results of Operations

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table also distinguishes between the changes related to higher or lower outstanding balances and the changes due to the volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in rate (changes in rate multiplied by prior year volume); (2) changes in volume (changes in volume multiplied by prior year rate); and (3) net change (the sum of the prior columns). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change attributable to volume and the change attributable to rate.


                                Fiscal Year 2005 Compared To 2004       Fiscal Year 2004 Compared To 2003
                                ---------------------------------       ---------------------------------
                                Volume         Rate          Net        Volume         Rate           Net
                                ------         ----          ---        ------         ----           ---
                                                             (In Thousands)
Interest-Earning Assets:
Loans: (1)
 Real Estate Loans             $   542         $(576)      $  (34)      $   142       $  (864)      $  (722)
 Other Loans                     1,672          (265)       1,407           448        (1,206)         (758)
                               -------         -----       ------       -------       -------       -------
Total Loans                      2,214          (841)       1,373           590        (2,070)       (1,480)
Mortgage-Backed Securities (2)     948           158        1,106         2,160        (1,134)        1,026
Investments (2)                    156           (68)          88           396          (562)         (166)
Other Interest-Earning Assets        1            11           12           (21)           (7)          (28)
                               -------         -----       ------       -------       -------       -------
Total Interest-Earning Assets  $ 3,319         $(740)      $2,579       $ 3,125       $(3,773)      $  (648)
                               =======         =====       ======       =======       =======       =======
Interest-Bearing Liabilities:
Deposits:
 Certificate Accounts          $   (38)        $ 154       $  116       $  (324)      $(1,196)      $(1,520)
 NOW Accounts                        2           (11)          (9)           32           (10)           22
 Money Market Accounts             669           214          883         1,041          (441)          600
 Savings Accounts                    4            (5)          (1)           19           (82)          (63)
                               -------         -----       ------       -------       -------       -------
Total Deposits                     637           352          989           768        (1,729)         (961)
Borrowings                       1,120          (190)         930         1,310          (759)          551
                               -------         -----       ------       -------       -------       -------
Total Interest-Bearing
 Liabilities                     1,757           162        1,919         2,078        (2,488)         (410)
                               -------         -----       ------       -------       -------       -------
Effect On Net Income           $ 1,562         $(902)      $  660       $ 1,047       $(1,285)      $  (238)
                               =======         =====       ======       =======       =======       =======

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

                                                 Averages For Fiscal Years Ended March 31,
                         -----------------------------------------------------------------------------------
               Yield/               2005                        2004                           2003
               Rate At   --------------------------   --------------------------   -------------------------
              March 31,  Average             Yield/   Average             Yield/   Average            Yield/
                2005     Balance   Interest   Rate    Balance   Interest   Rate    Balance   Interest  Rate
              --------   -------   --------  ------   -------   --------  ------   -------   -------- ------
                                                        (Dollars in Thousands)
Interest-Earning
 Assets:
 Mortgage Loans 5.28%   $102,365   $ 5,523    5.40%  $ 92,824    $ 5,557   5.99%  $ 90,729   $ 6,279   6.92%
Other Loans     7.04%    179,251    11,299    6.30%   152,922      9,892   6.47%   146,581    10,650   7.27%
                ----    --------   -------    ----   --------    -------   ----   --------   -------   ----
Total Loans(1)  6.32%    281,616    16,822    5.97%   245,746     15,449   6.29%   237,310    16,929   7.13%
Mortgage-Backed
 Securities(2)  3.80%    167,582     5,585    3.33%   139,025      4,479   3.22%    77,911     3,453   4.43%
Investments(2)  3.55%     89,813     3,155    3.51%    85,480      3,067   3.59%    75,468     3,233   4.28%
Other Interest-
 Earning Assets 2.78%      1,647        28    1.70%     1,542         16   1.04%     3,478        44   1.27%
                ----    --------   -------    ----   --------    -------   ----   --------   -------   ----
Total Interest-
 Earning Assets 5.07%   $540,658   $25,590    4.73%  $471,793    $23,011   4.88%  $394,167   $23,659   6.00%
                ====    ========   =======    ====   ========    =======   ====   ========   =======   ====
Interest-Bearing
 Liabilities:
 Certificate
  Accounts      2.92%   $142,459   $ 3,598    2.53%  $143,986    $ 3,482   2.42%  $154,614   $ 5,002   3.24%
 NOW Accounts   0.97%     58,092       345    0.59%    57,825        354   0.61%    52,455       332   0.63%
 Money Market
  Accts.        2.57%    166,735     3,601    2.16%   135,190      2,718   2.01%    86,093     2,118   2.46%
 Savings
  Accounts      0.98%     17,657       173    0.98%    17,291        174   1.01%    15,859       237   1.49%
                ----    --------   -------    ----   --------    -------   ----   --------   -------   ----
 Total Interest-
  Bearing
  Accounts      2.40%    384,943     7,717    2.01%   354,292      6,728   1.90%   309,021     7,689   2.49%
 Other
  Borrowings    2.54%      5,488        84    1.53%     5,361         52   0.97%     5,663        89   1.57%
 FHLB Advances  3.41%    105,272     3,724    3.54%    72,995      2,826   3.87%    42,123     2,238   5.31%
                ----    --------   -------    ----   --------    -------   ----   --------   -------   ----
Total Interest-
 Bearing
 Liabilities    2.62%   $495,703   $11,525    2.33%  $432,648    $ 9,606   2.22%  $356,807   $10,016   2.81%
                ====    ========   =======    ====   ========    =======   ====   ========   =======   ====
Net Interest

 Income                            $14,065                       $13,405                     $13,643
                                   =======                       =======                     =======
Interest Rate
 Spread         2.45%                         2.40%                        2.66%                       3.19%
                ====                          ====                         ====                        ====

Net Yield On
 Earning Assets                               2.60%                         2.84%                      3.46%
                                              ====                          ====                       ====

(1)  INTEREST ON NON-ACCRUAL LOANS IS NOT INCLUDED IN INCOME, ALTHOUGH THEIR LOAN BALANCES ARE INCLUDED IN
     AVERAGE LOANS OUTSTANDING.

(2)  SECURITIES AVAILABLE FOR SALE ARE COMPUTED USING THEIR HISTORICAL COST.

                                                                                                   15

                   SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

            Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

               Comparison of the Years Ended March 31, 2005 and 2004

General

The Company's earnings were $3.5 million for the year ended March 31, 2005, compared to $4.3 million for the year ended March 31, 2004. The Bank sold a branch office in the year ended March 31, 2004, which increased earnings for that year by $820,000 after tax. Without the branch sale, earnings for fiscal 2005 would have increased $62,000 or 1.8% over the previous year.

Net Interest Income

Net interest income increased $660,000 or 4.9% to $14.1 million in fiscal 2005 from $13.4 million in fiscal 2004. The increase was attributable to an increase in average interest earning assets of $68.9 million, despite a shrinking interest rate spread. The Bank's interest rate spread decreased 26 basis points to 2.40% during fiscal 2005. The yield of average earning assets decreased 15 basis points to 4.73%, while the cost of average interest bearing liabilities increased 11 basis points to 2.33%.

Interest income on loans increased $1.4 million to $16.8 million during the year ended March 31, 2005 from $15.4 million during fiscal 2004. The increase was attributable to an increase in average total loans outstanding of $35.9 million, offset partially by a 32 basis point decrease in the overall yield earned on the Bank's loans during fiscal 2005. Interest income on investment securities, mortgage-backed securities, and other investments increased $1.2 million as a result of a $33.0 million, or 14.6% increase in aggregate average balances during fiscal 2005 compared with fiscal 2004. The yields on aggregate investments and mortgage-backed securities increased four basis points in fiscal 2005 compared to fiscal 2004.

Interest expense on deposits increased $989,000 or 14.7% to $7.7 million during the year ended March 31, 2005 from $6.7 million during the year ended March 31, 2004. Average interest bearing deposits increased $30.7 million while the average cost of those deposits increased 11 basis points during the year. Interest expense on FHLB advances and other borrowings increased $930,000 or 32.3% to $3.8 million during fiscal 2005 from $2.9 million during fiscal 2004. The increase was a result of an increase in average FHLB advances outstanding during the year of $32.4 million offset partially by a decrease in the weighted average interest rate paid on FHLB advances of 33 basis points to 3.54%.

Provision for Loan Losses

The Company's provision for loan losses decreased $420,000 to $780,000 during the year ended March 31, 2005 from $1.2 million in fiscal 2004. The amount of the provision is determined by management's on-going monthly analysis of the loan portfolio. Management uses three methods to measure the estimate of the adequacy of the allowance for loan losses. These methods incorporate percentage of classified loans, five-year averages of historical loan losses in each loan category and current economic trends, and the assignment of percentage targets of reserves in each loan category. Management has used all three methods for the past six fiscal years. Non-accrual loans, which are loans delinquent 90 days or more, were $2.4 million at March 31, 2005 compared to $2.0 million at March 31, 2004. Net charge-offs were $260,000 in fiscal 2005 compared to $347,000 in fiscal 2004. The ratio of the allowance for loan losses to total loans at March 31, 2005 was 1.94% compared to 2.17% at March 31, 2004. Management believes the allowance for loan losses is adequate based on its best estimates of the losses inherent in the loan portfolio, although there can be no guarantee as to these estimates. In addition, bank regulatory agencies may require additions to the allowance for loan losses based on their judgments and estimates as part of their examination process. Because the allowance for loan losses is an estimate, there can be no guarantee that actual loan losses would not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required in the future.

                  SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

            Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Other Income

Other income decreased $2.5 million from $5.2 million during fiscal 2004 to $2.7 million during fiscal 2005 as a result of the gain on the sale of the Denmark, South Carolina branch, which took place in fiscal 2004, of $1.5 million before tax and contingencies and a decrease in the gain on sale of mortgage loans of $894,000. Without the branch sale, other income would have decreased $1.0 million or 8.9%. Gain on sale of loans decreased to $436,000 during fiscal 2005 from $1.3 million in fiscal 2004 as a result of the general decline in mortgage loan originations. Loan servicing fees decreased $34,000 or 15.8% to $180,000 during fiscal 2005 as a result of a reduction in late charge fees collected. Service fees on deposit accounts decreased $125,000 or 9.3% to $1.2 million as a result of an increase in the average interest rate used to offset commercial analysis charges on business demand accounts. Other miscellaneous income including trust fees, life and casualty commissions, annuity and investment brokerage commissions, credit life insurance, and other miscellaneous income increased $51,000 or 6.3% to $863,000 during fiscal 2005. The Bank's three financial subsidiaries, Security Federal Insurance, Inc., Security Federal Investments, Inc., and Security Federal Trust, Inc., began operating in the latter part of the fiscal year ended March 31, 2002.
Security Federal Insurance, Inc. is an insurance agency handling property and casualty insurance and life and health insurance. It became profitable during the fiscal year ended March 31, 2004. Security Federal Investments, Inc. markets mutual funds, discount brokerage, and annuities. Security Federal Trust, Inc., is a full-service trust company. Security Federal Investments, Inc. and Security Federal Trust, Inc. have not yet attained profitability.

General and Administrative Expenses

General and administrative expenses increased $48,000 or 0.5% to $10.8 million during the year ended March 31, 2005 from $10.7 million for the same period one year earlier. Compensation and employee benefits increased $233,000 or 3.9% to $6.3 million as a result of normal annual salary adjustments. Occupancy expense increased $101,000 or 10.2% to $1.1 million as a result of the depreciation of renovations of three branch offices and a full year of depreciation on a branch renovated in fiscal 2004. Advertising expense decreased $28,000 or 13.4% to $183,000 while depreciation and maintenance of equipment expense decreased $39,000 or 3.6% to $1.0 million. FDIC insurance premiums increased $2,000 or 4.0% to $58,000. Other miscellaneous expenses, which encompasses repossessed assets expense, legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses decreased $220,000 or 9.3% during fiscal 2005.

Income Taxes

The provision for income taxes decreased $741,000 to $1.7 million or 30.1% during the year ended March 31, 2005 compared to $2.4 million for the year ended March 31, 2004, a result of a decrease in taxable income. The effective tax rate was 32.8% for fiscal 2005 and 36.5% for fiscal 2004.

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

Net Interest Income

Net interest income decreased $239,000 or 1.8% to $13.4 million in fiscal 2004 from $13.6 million in fiscal 2003. The decrease was attributable to a shrinking interest rate spread. The Bank's interest rate spread decreased 53 basis points to 2.66% during fiscal 2004. The yield of average earning assets decreased 112 basis points to 4.88%, while the cost of average interest bearing liabilities decreased 59 basis points to 2.22%.

Interest income on loans decreased $1.5 million to $15.4 million during the year ended March 31, 2004 from $16.9 million during fiscal 2003. The decrease was attributable to the decrease in overall interest rates charged on the Bank's loans during fiscal 2004 and a decrease in the yields earned on average total loans of 0.84%. Average total loan balances during fiscal 2004 compared to fiscal 2003 increased $8.4 million. Interest income on investment securities, mortgage-backed securities, and other investments increased $832,000 as a result of a $69.2 million, or 44.1% increase in aggregate average balances during fiscal 2004 compared with fiscal 2003. Consistent with general market conditions, the yields on aggregate investments and mortgage-backed securities decreased by 94 basis points in fiscal 2004 compared to fiscal 2003.

Interest expense on deposits decreased $961,000 or 12.5% to $6.7 million during the year ended March 31, 2004 from $7.7 million for the year ended March 31, 2003. Average interest bearing deposits increased $45.3 million while the average cost of those deposits decreased 59 basis points during the year. Interest expense on FHLB advances and other borrowings increased $551,000 or 23.7% to $2.9 million during fiscal 2004 compared to 2003. The increase was a result of an increase in average FHLB advances outstanding during the year of $30.9 million offset partially by a decrease in the weighted average interest rate paid on FHLB advances of 144 basis points.

Provision for Loan Losses

The Company's provision for loan losses decreased $600,000 to $1.2 million during the year ended March 31, 2004 from $1.8 million in fiscal 2003. During fiscal 2003, the bank's internal review mechanism had identified several loans as potential problem loans. Management provided extra funding to the allowance for loan losses to cover these loans. The amount of the provision is determined by management's on-going monthly analysis of the loan portfolio. Management uses three methods to measure the estimate of the adequacy of the allowance for loan losses. These methods incorporate percentage of classified loans, five-year averages of historical loan losses in each loan category and current economic trends, and the assignment of percentage targets of reserves in each loan category. Management has used all three methods for the past five fiscal years.

Non-accrual loans, which are loans delinquent 90 days or more, were $2.0 million at March 31, 2004 compared to $1.0 million at March 31, 2003. Net charge-offs were $347,000 in fiscal 2004 compared to $578,000 in fiscal 2003. The ratio of the allowance for loan losses to total loans at March 31, 2004 was 2.17% compared to 1.98% at March 31, 2003. Management believes the allowance for loan losses is adequate based on its best estimates of the losses inherent in the loan portfolio, although there can be no guarantee as to these estimates. In addition, bank regulatory agencies may require additions to the allowance for loan losses based on their judgments and estimates as part of their examination process. Because the allowance for loan losses is an estimate, there can be no guarantee that actual loan losses would not exceed the allowace for loan losses or that additional increases in the allowance for loan losses will not be required in the future.

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

            Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Other Income

Other income increased $1.4 million from $3.8 million during fiscal 2003 to $5.2 million during fiscal 2004 as a result of the before tax and contingencies gain on the sale of the Denmark, South Carolina branch of $1.5 million. Without the branch sale, other income would have decreased $98,000 or 2.6%. Gain on sale of loans decreased $326,000 to $1.3 million during fiscal 2004 from $1.6 million during fiscal 2003 a result of a decline in re-finances in the mortgage industry. Loan servicing fees increased $5,000 or 2.2% during fiscal 2004. Service fees on deposit accounts increased $78,000 or 6.2% to $1.3 million, a result of growth in demand deposit accounts. Other miscellaneous income including trust fees, life and casualty insurance commissions, annuity and investment brokerage commissions, credit life insurance, and other miscellaneous income increased $142,000 or 21.3% to $811,000 during fiscal 2004 from $669,000 during fiscal 2003. The Bank's three financial subsidiaries, Security Federal Insurance, Inc., Security Federal Investments, Inc., and Security Federal Trust, Inc., began operating in the latter part of the fiscal year ended March 31, 2002. Security Federal Insurance, Inc. is an insurance agency handling property and casualty insurance and life and health insurance. It became profitable during the fiscal year ended March 31, 2004. Security Federal Investments, Inc. markets mutual funds, discount brokerage, and annuities. Security Federal Trust, Inc., is a full-service trust company. Security Federal Investments, Inc. and Security Federal Trust, Inc have not yet attained profitability.

General and Administrative Expenses

General and administrative expenses increased $242,000 or 2.3% to $10.7 million during the year ended March 31, 2004 from $10.5 million during the same period one year earlier primarily as a result of a $200,000 contingency expensed for the sale of the Denmark, South Carolina branch office. Without that expense, general and administrative expenses would have increased only $42,000 or 0.4%. Compensation and employee benefits increased $69,000 or 1.2% to $6.0 million as a result of normal annual salary adjustments. Occupancy expense increased $172,000 or 21.1% to $985,000 as a result of the opening of the new Lexington, South Carolina branch office. Advertising expense decreased $5,000 while depreciation and maintenance of equipment expense
increased $32,000 or 3.0% and   FDIC insurance premiums increased $3,000 or
5.3% to $56,000. Amortization of intangibles expense decreased $185,000 to zero for fiscal 2004. At March 31, 2004, the Company has no intangible assets on its balance sheet. Excluding the branch sale contingency expense of $200,000, other miscellaneous expenses, which encompasses repossessed assets expense, legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses decreased $43,000 or 1.9% during fiscal 2004.

Income Taxes

The provision for income taxes increased $511,000 to $2.4 million during the year ended March 31, 2004 from $1.9 million for the year ended March 31, 2003, as a result of an increase in taxable income. The effective tax rate was 36.5% for fiscal 2004 and 37.5% for fiscal 2003.

                   SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

            Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Regulatory Capital


The following table reconciles the Bank's shareholders' equity to its various regulatory capital positions:

                                                        March 31,
                                                  ----------------------
                                                   2005            2004
                                                  ------          ------
                                                       (In Thousands)

Shareholders' Equity (1) (2)                     $35,652         $32,140
Reduction For Goodwill And Other Intangibles           -               -
                                                 -------         -------
Tangible Capital                                  35,652          32,140
                                                 -------         -------
Qualifying Core Deposit Intangibles                    -               -
Core Capital                                      35,652          32,140
                                                 -------         -------
Supplemental Capital                               4,236           3,412
  Less Assets Required To Be Deducted                 30              54
                                                 -------         -------
Total Risk-Based Capital                         $39,858         $35,498
                                                 =======         =======

(1) FOR FISCAL 2005 AND 2004, EXCLUDES UNREALIZED LOSS OF $962,000 AND UNREALIZED GAIN OF $690,000, RESPECTIVELY ON AVAILABLE FOR SALE SECURITIES.

(2)  FOR FISCAL 2005 AND 2004, EXCLUDES EQUITY OF THE COMPANY.

The following table compares the Bank's capital levels relative to regulatory requirements at March 31, 2005:


                    Amount     Percent    Actual   Actual     Excess   Excess
                   Required   Required    Amount   Percent    Amount   Percent
                   --------   --------    ------   -------    -------  -------
                                      (Dollars in Thousands)

Tangible Capital    $11,736     2.0%     $35,652     6.1%    $23,916     4.1%
Tier 1 Leverage
 (Core) Capital      23,472     4.0%      35,652     6.1%     12,180     2.1%
Tier 1 Risk-Based
 (Core) Capital      13,555     4.0%      35,652    10.5%     22,097     6.5%
Total Risk-Based
 Capital             27,110     8.0%      39,858    11.8%     12,748     3.8%

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

The principal use of the Bank's funds is the origination of mortgages and other loans and the purchase of investments and mortgage-backed securities. Loan originations on loans held for investment were $229.1 million in fiscal 2005 compared to $180.9 million in fiscal 2004 and $145.3 million in fiscal 2003. The bulk of the increase in originations in fiscal 2005 was due primarily to an increase in commercial loan originations, which increased $45.9 million. Purchases of investments and mortgage-backed securities were $79.3 million in fiscal 2005 compared to $200.9 million in fiscal 2004 and $168.2 million in fiscal 2003. Another use of the Bank's funds is the building and renovation of branch offices. The Bank plans to consider expanding its branch network in Aiken and Lexington Counties during the next few years.

Outstanding loan commitments for the Bank's residential mortgage loan portfolio amounted to $180,000 at March 31, 2005 compared to $429,000 at March 31, 2004. Those commitments were for adjustable rate mortgage loans in which the commitment generally expires in 45 days. In addition, unused lines of credit on home equity loans, credit cards, and commercial loans amounted to $58.2 million at March 31, 2005. Home equity loans are made on a floating rate basis with final maturities of 10 to 15 years. Credit cards are generally made on a floating rate basis, and are renewed annually or every other year. Management does not anticipate that the percentage of funds drawn on unused lines of credit will increase substantially over amounts currently utilized. In addition to the above commitments, the Bank has undisbursed loans-in-process of $14.6 million at March 31, 2005, which will disburse over an average of 90 days. These commitments to originate loans and future advances of lines of credit are expected to be provided from loan amortizations and prepayments, deposit inflows, maturing investments, and short-term borrowing capacity.

Management believes that liquidity during fiscal 2005 can be met through the Bank's deposit base, which increased $40.7 million during fiscal 2005, and from maturing investments. Also, the Bank has another $63.5 million in unused borrowing capacity at FHLB.

Historically the Bank's cash flow from operating activities has been relatively stable. The cash flows from investing activities varies with the need to invest excess funds or utilize leverage strategies with the purchase of mortgage-backed and investment securities. The cash flows from financing activities varies with the need for FHLB advances. See "Consolidated Statements of Cash Flows" in the Consolidated Financial Statements contained herein.

                  SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

            Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


Contractual Obligations

In the normal course of business, the Company enters into contractual obligations that meet various business needs. These contractual obligations include time deposits to customers, borrowings from the FHLB of Atlanta and lease obligations for facilities. See Notes 6, 8, and 9 of the Notes to the Consolidated Financial Statements included herein for additional information. The following table summarizes the Company's long-term contractual obligations at March 31, 2005:

                 Less than     One to        Three to
                 One Year    Three Years    Five Years   Thereafter    Total
                ---------    -----------    ----------   ----------  --------
                                          (In Thousands)

Time deposits   $ 95,707      $ 58,785       $ 5,794       $    -    $160,286
FHLB Advances     50,675        46,000        15,000          363     112,038
Operating Lease
 Obligations         273           546           537        1,719       3,075
Purchase
 Obligation -
 Building
 Contract              -             -             -            -           -
                --------      --------       -------       ------    --------
Total           $146,655      $105,331       $21,331       $2,082    $275,399
                ========      ========       =======       ======    ========

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

Commitments to extend credit to customers are subject to the Bank's normal credit policies and are essentially the same as those involved in extending loans to customers. See Note 13 of the Notes to the Consolidated Financial Statements included herein for additional information.

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

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Security Federal Corporation and Subsidiaries
Aiken, South Carolina

     We have audited the accompanying consolidated balance sheets of Security Federal Corporation and Subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the years in the three year period ended March 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Federal Corporation and Subsidiaries as of March 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


                                             /s/ Elliott Davis, LLC

Elliott Davis, LLC
Columbia, South Carolina
May 9, 2005

                  SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                                          March 31,
                                               ------------------------------
                                                   2005              2004
                                               ------------     -------------
ASSETS:
Cash And Cash Equivalents                      $   7,916,488    $   6,749,211
Investment And Mortgage-Backed Securities:
 Available For Sale:  (Amortized Cost of
  $166,364,642 and $173,300,028 at March
  31, 2005 and 2004, Respectively)               164,814,819      174,411,819
 Held To Maturity:  (Fair Value of $74,770,902
  and $71,686,256 at March 31, 2005 and 2004,
  Respectively)                                   76,260,904       71,303,507
                                               -------------    -------------
Total Investment And Mortgage-Backed Securities  241,075,723      245,715,326
                                               -------------    -------------
Loans Receivable, Net:
 Held For Sale                                     2,277,762        1,703,869
 Held For Investment:  (Net of Allowance of
  $6,284,055 and $5,763,935 at March 31, 2005
  and 2004, Respectively)                        314,611,373      258,190,791
                                               -------------    -------------
Total Loans Receivable, Net                      316,889,135      259,894,660
                                               -------------    -------------
Accrued Interest Receivable:
 Loans                                               901,872          902,589
 Mortgage-Backed Securities                          555,933          549,541
 Investments                                         721,744          778,725
                                               -------------    -------------
Total Accrued Interest Receivable                  2,179,549        2,230,855
                                               -------------    -------------
Premises And Equipment, Net                        7,914,043        6,562,734
Federal Home Loan Bank Stock, At Cost              6,234,500        4,816,800
Repossessed Assets Acquired In Settlement
 Of Loans                                             53,000           50,869
Other Assets                                       3,716,035        1,984,598
                                               -------------    -------------
Total Assets                                   $ 585,978,473    $ 528,005,053
                                               =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Deposit Accounts                             $ 430,287,391    $ 389,592,645
  Advances From Federal Home Loan Bank           112,038,000       96,336,000
  Other Borrowings                                 5,594,157        5,477,023
  Advance Payments By Borrowers For Taxes
   And Insurance                                     417,410          317,421
  Other Liabilities                                2,530,450        2,810,049
                                               -------------    -------------
Total Liabilities                                550,867,408      494,533,138
                                               -------------    -------------
Commitments (Notes 6 and 13)
Shareholders' Equity:
  Serial Preferred Stock, $.01 Par Value;
   Authorized 200,000 Shares; Issued And
   Outstanding, None                                       -                -
  Common Stock, $.01 Par Value; Authorized
   5,000,000 Shares, Issued 2,543,838
   And Outstanding Shares, 2,522,127 at March 31,
   2005 And 2,533,291 And 2,516,191 at
   March 31, 2004                                     25,438           25,333
  Additional Paid-In Capital                       4,181,804        4,013,674
  Treasury Stock, (At Cost 8,077 shares)            (165,089)               -
  Indirect Guarantee Of Employee Stock
   Ownership Trust Debt                             (276,217)        (336,972)

  Accumulated Other Comprehensive Income (Loss)     (961,504)         689,755
  Retained Earnings, Substantially Restricted     32,306,633       29,080,125
                                               -------------    -------------
Total Shareholders' Equity                        35,111,065       33,471,915
                                               -------------    -------------
Total Liabilities And Shareholders' Equity     $ 585,978,473    $ 528,005,053
                                               =============    =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income

                                              For the Years Ended March 31,
                                       --------------------------------------
                                            2005         2004          2003
                                       -----------   -----------  -----------
Interest Income:
  Loans                                $16,821,470   $15,448,987  $16,929,226
  Mortgage-Backed Securities             5,584,979     4,479,444    3,453,195
  Investment Securities                  3,155,436     3,066,824    3,233,033
  Other                                     27,764        15,750       44,379
                                       -----------   -----------  -----------
Total Interest Income                   25,589,649    23,011,005   23,659,833
                                       -----------   -----------  -----------
Interest Expense:
  NOW And Money Market Accounts          3,945,513     3,071,306    2,450,502
  Passbook Accounts                        173,250       174,353      236,657
  Certificate Accounts                   3,597,761     3,482,214    5,002,233
  FHLB Advances And Other
   Borrowed Money                        3,808,221     2,878,227    2,326,872
                                       -----------   -----------  -----------
Total Interest Expense                  11,524,745     9,606,100   10,016,264
                                       -----------   -----------  -----------

  Net Interest Income                   14,064,904    13,404,905   13,643,569
  Provision For Loan Losses                780,000     1,200,000    1,800,000
                                       -----------   -----------  -----------
Net Interest Income After Provision
 For Loan Losses                        13,284,904    12,204,905   11,843,569
                                       -----------   -----------  -----------
Other Income:
  Gain On Sale Of Investment
   Securities                                    -         7,700        4,245
  Gain On Sale Of Loans                    435,635     1,329,729    1,656,152
  Loan Servicing Fees                      179,656       213,437      208,791
  Service Fees On Deposit Accounts       1,226,118     1,351,175    1,272,782
  Gain On Sale Of Branch                         -     1,521,401            -
  Other                                    862,565       811,323      669,143
                                       -----------   -----------  -----------
Total Other Income                       2,703,974     5,234,765    3,811,113
                                       -----------   -----------  -----------
General And Administrative Expenses:
  Compensation And Employee Benefits     6,255,794     6,023,215    5,953,904
  Occupancy                              1,086,017       985,378      813,113
  Advertising                              182,699       210,962      216,204
  Depreciation And Maintenance Of
   Equipment                             1,047,815     1,086,930    1,055,181
  Amortization Of Intangibles                    -             -      185,210
  FDIC Insurance Premiums                   57,830        55,596       52,793
  Other                                  2,142,636     2,362,783    2,206,237
                                       -----------   -----------  -----------
Total General And Administrative
 Expenses                               10,772,791    10,724,864   10,482,642
                                       -----------   -----------  -----------

Income Before Income Taxes               5,216,087     6,714,806    5,172,040
Provision For Income Taxes               1,710,592     2,451,643    1,940,879
                                       -----------   -----------  -----------
Net Income                             $ 3,505,495   $ 4,263,163  $ 3,231,161
                                       ===========   ===========  ===========

Net Income Per Common Share (Basic)    $      1.39   $      1.70  $      1.29
                                       ===========   ===========  ===========
Net Income Per Common Share
 (Diluted)                             $      1.37   $      1.66  $      1.26
                                       ===========   ===========  ===========
Cash Dividend Per Share On
 Common Stock                          $      0.11   $      0.08  $    0.0602
                                       ===========   ===========  ===========
Weighted Average Shares
 Outstanding (Basic)                     2,524,123     2,513,319    2,508,774
                                       ===========   ===========  ===========
Weighted Average Shares
 Outstanding (Diluted)                   2,561,437     2,560,710    2,558,607
                                       ===========   ===========  ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                    SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

      Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income

                  For the Years Ended March 31, 2005, 2004 and 2003

                                                                       Accumulated
                                    Additional           Indirect        Other
                          Common    Paid -In   Treasury  Guarantee    Comprehensive   Retained
                          Stock     Capital     Stock   of ESOP Debt   Income (Loss)  Earnings      Total
                         --------  ---------- --------- ------------  -------------  ---------   -----------
Balance At March 31,2002  $16,842   $3,985,312  $ -      $(358,297)   $ (183,335)   $21,940,041 $25,400,563
Net Income                      -            -                   -             -      3,231,161   3,231,161
Other Comprehensive Income,
 Net Of Tax:
 Unrealized Holding Gains
  On Securities Available
  For Sale                      -            -                   -     1,630,552              -   1,630,552
 Reclassification Adjustment
  For Gains Included In Net
  Income                        -            -                   -        (2,632)             -      (2,632)
Comprehensive Income            -            -                   -             -              -   4,859,081
Exercise of Stock Options      23       18,473                                                       18,496
3-For- 2 Stock Split        8,433       (8,555)                                                        (122)
Increase in Indirect
 Guarantee Of ESOP Debt         -            -             (86,388)            -              -     (86,388)
Cash Dividends                  -            -                   -             -       (151,677)   (151,677)
                          -------   ----------  -------  ---------    ----------    -----------  -----------
Balance At March 31, 2003 $25,298   $3,995,230  $ -      $(444,685)   $1,444,585    $25,019,525  $30,039,953
                          =======   ==========  =======  =========    ==========    ===========  ===========
------------------------------------------------------------------------------------------------------------


                                                                       Accumulated
                                    Additional           Indirect        Other
                          Common    Paid -In   Treasury  Guarantee    Comprehensive   Retained
                          Stock     Capital     Stock   of ESOP Debt   Income (Loss)  Earnings      Total
                         --------  ---------- --------- ------------  -------------  ---------   -----------

Balance At March 31,
 2003                   $25,298    $3,995,230   $  -      $(444,685)   $1,444,585   $25,019,525 $30,039,953
Net Income                    -             -                     -             -     4,263,163   4,263,163
Other Comprehensive Income,
  Net Of Tax:
  Unrealized Holding Losses
   On Securities Available
   For Sale                   -             -                     -      (750,056)            -    (750,056)
  Reclassification Adjustment
   For Gains Included In Net
   Income                     -             -                     -        (4,774)            -      (4,774)
Comprehensive Income          -             -                     -             -             -   3,508,333
Exercise of Stock Options    35        18,444                                                        18,479
Decrease in Indirect
   Guarantee Of ESOP Debt     -             -               107,713             -             -     107,713
Cash Dividends                -             -                     -             -      (202,563)   (202,563)
Balance At March 31,    -------    ----------   --------  ---------      --------   ----------- -----------
 2004                   $25,333    $4,013,674   $  -      $(336,972)     $689,755   $29,080,125 $33,471,915
                        =======    ==========   ========  =========      ========   =========== ===========

-----------------------------------------------------------------------------------------------------------

                                                                       Accumulated
                                    Additional           Indirect        Other
                          Common    Paid -In   Treasury  Guarantee    Comprehensive   Retained
                          Stock     Capital     Stock   of ESOP Debt   Income (Loss)  Earnings      Total
                         --------  ---------- --------- ------------  -------------  ---------   -----------
Balance At March 31,
 2004                    $25,333  $4,013,674  $       -  $(336,972)   $ 689,755    $29,080,125  $33,471,915
Net Income                     -           -          -          -            -      3,505,495    3,505,495
Other Comprehensive Income,
 Net Of Tax:
 Unrealized Holding Losses
  On Securities Available
  For Sale                     -           -          -          -   (1,651,259)             -   (1,651,259)
Comprehensive Income           -           -          -          -            -              -    1,854,236
Purchase of Treasury Stock
 At cost, 8,077 shares                         (165,089)
(165,089)
Exercise of Stock Options    105     168,130                                                        168,235
Decrease in Indirect
 Guarantee Of ESOP Debt        -           -          -     60,755            -              -       60,755
 Cash Dividends                -           -          -          -            -       (278,987)    (278,987)
 Balance At March 31,    -------  ----------  ---------  ---------    ---------    -----------  -----------
 2005                    $25,438  $4,181,804  $(165,089) $(276,217)   $(961,504)   $32,306,633  $35,111,065
                         =======  ==========  =========  =========    =========    ===========  ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows

                                           For the Years Ended March 31,
                                  -------------------------------------------
                                       2005            2004          2003
                                  -----------      -----------    -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net Income                        $ 3,505,495      $ 4,263,163    $ 3,231,161
Adjustments To Reconcile Net
 Income To Net Cash Provided By
 Operating Activities:
  Depreciation                        859,808          844,641        825,253
  Amortization Of Intangibles               -                -        185,210
  Discount Accretion And Premium
   Amortization                     1,193,221          828,444        327,329
  Provisions For Losses On Loans
   And Real Estate                    780,000        1,200,000      1,800,000
  Gain On Sales Of Loans             (435,635)      (1,329,729)    (1,656,152)
  Gain On Sales Of Investment
   Securities                               -           (7,700)        (4,245)
  (Gain) Loss On Sale Of Real
   Estate                             (50,329)         (85,713)       (68,419)
  Amortization Of Deferred Fees
   On Loans                          (184,642)        (187,937)      (209,430)
  (Gain) Loss On Disposition Of
   Premises And Equipment              (3,525)          (1,815)         1,811
  Proceeds From Sale Of Loans
   Held For Sale                   26,392,654       64,827,155     82,001,517
  Origination Of Loans For Sale   (26,530,912)     (61,530,797)   (81,849,945)
  (Increase) Decrease In Accrued
   Interest Receivable:
     Loans                                717           66,894        273,139
     Mortgage-Backed Securities        (6,392)        (107,641)      (158,125)
     Investments                       56,981         (110,990)       (17,701)
  (Decrease) Increase In Advance
   Payments By Borrowers               99,989           37,996         32,276
Other, Net                         (1,708,142)         359,259       (749,680)
                                 ------------    -------------   ------------
Net Cash Provided By Operating
 Activities                         3,969,288        9,065,230      3,963,999
                                 ------------    -------------   ------------


CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase Of Mortgage-Backed
  Securities Available For Sale   (53,211,974)    (110,002,424)   (80,157,881)
 Principal Repayments On
  Mortgage-Backed Securities
  Available For Sale               47,852,116       55,003,975     30,444,934
 Principal Repayments On
  Mortgage-Backed Securities
  Held To Maturity                     89,769          591,457        431,751
 Purchase Of Investment
  Securities Held To Maturity     (26,041,400)     (90,880,070)   (20,995,471)
 Purchase Of Investment
  Securities Available For Sale    (2,015,626)               -    (67,041,485)
 Maturities Of Investment
  Securities Available For Sale    13,111,305       36,242,259     75,281,684
 Maturities Of Investment
  Securities Held To Maturity      21,000,000       40,995,331        133,025
 Proceeds From Sales Of
  Investment Securities Available
  For Sale                                  -                -        985,938


 Proceeds From Sale of Mortgage-
  Backed Securities Available
  For Sale                                  -        2,413,515             -
 Purchase Of FHLB Stock            (4,967,800)      (5,338,000)   (1,017,500)
 Redemption Of FHLB Stock           3,550,100        3,379,800       828,200
 Increase In Loans Receivable     (56,631,543)     (22,245,974)   (9,796,818)
 Proceeds From Sale Of
  Repossessed Assets                  432,595          781,537       847,009
 Purchase And Improvement Of
  Premises And Equipment           (2,211,117)      (2,419,827)   (1,187,871)
 Proceeds From Sale of
  Premises and Equipment                3,525            1,815             -
 Net Cash Outflow From Sale
  of Branch                                 -       (9,930,521)            -
                                 ------------    -------------  ------------
 Net Cash Used By Investing
  Activities                      (59,040,050)    (101,407,127)  (71,244,485)
                                 ------------    -------------  ------------

                                                                 (Continued)

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                                           For the Years Ended March 31,
                                   ------------------------------------------
                                       2005            2004          2003
                                   -----------     -------------   ----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Increase In Deposit Accounts       40,694,746       43,188,959    49,435,999
 Proceeds From FHLB Advances       148,738,000      226,425,000   119,200,000
 Repayment Of FHLB Advances       (133,036,000)    (179,861,000) (102,536,000)
 Proceeds (Repayment) Of
  Other Borrowings, Net                117,134        1,283,543    (1,975,931)
 Purchase Of Fractional
  Shares Due To Stock Split                  -                -          (122)
 Proceeds From Exercise Of
  Stock Options                        168,235           18,479        18,496
 Purchase of Treasury Stock           (165,089)               -             -
 Dividends To Shareholders            (278,988)        (202,563)     (151,677)
                                  ------------     ------------  ------------
Net Cash Provided By Financing
 Activities                         56,238,039       90,852,418    63,990,765
                                  ------------     ------------  ------------
Net Increase (Decrease) In
 Cash And Cash Equivalents           1,167,278       (1,489,479)   (3,289,721)
Cash And Cash Equivalents At
 Beginning Of Year                   6,749,211        8,238,690    11,528,411
                                  ------------     ------------  ------------
Cash And Cash Equivalents At
 End Of Year                      $  7,916,489     $  6,749,211  $  8,238,690
                                  ============     ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
Cash Paid During The Period For:
 Interest                         $ 11,413,369     $  9,740,893  $ 10,246,814
                                  ============     ============  ============
 Income Taxes                     $  2,221,012     $  2,076,388  $  2,710,335
                                  ============     ============  ============
Supplemental Schedule Of Non
 Cash Transactions:
 Additions To Repossessed Assets  $    384,397     $    595,243  $    874,040
                                  ============     ============  ============
Increase (Decrease) In
  Unrealized Net Gain On
  Securities Available For Sale,
  Net Of Taxes                    $ (1,651,259)    $   (754,830) $  1,627,920
                                  ============     ============  ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

            SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

              Notes To Consolidated Financial Statements

(1)  Significant Accounting Policies
------------------------------------
The following is a description of the more significant accounting and reporting policies used in the preparation and presentation of the accompanying consolidated financial statements. All significant intercompany transactions have been eliminated in consolidation.

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

    (c)   Investment and Mortgage-Backed Securities
          ----------------------------------------
          Investment securities, including mortgage-backed securities, are classified in one of three categories: held to maturity, available for sale, or trading. Management determines the appropriate classification of debt securities at the time of purchase.

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

          Management classifies investment securities that are not considered to be held to maturity as available for sale. These type of investments are stated at fair value with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity ("accumulated other comprehensive income
          (loss)"). Gains and losses from sales of investment and mortgage-backed securities available for sale are determined using the specific identification method. The Company has no trading securities.

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

    (h)    Premises and Equipment
           ----------------------
           Premises and equipment are carried at cost, net of accumulated depreciation. Depreciation of premises and equipment is amortized on a straight-line method over the estimated useful life of the related asset. Estimated lives are seven to 30 years for buildings and improvements and generally three to 10 years for furniture, fixtures and equipment. Maintenance and repairs are charged to current expense. The cost of major renewals and improvements are capitalized.

    (i)    Income Taxes
           ------------
           Deferred tax expense or benefit is recognized for the net change during the year in the deferred tax liability or asset. That amount together with income taxes currently payable is the total amount of income tax expense or benefit for the year. Deferred taxes are provided for in differences in financial reporting bases for assets and liabilities compared with their tax bases. Generally, a current tax liability or asset is established for taxes presently payable or refundable and a deferred tax liability or asset is established for future tax items. A valuation allowance, if applicable, is established for deferred tax assets that may not be realized. Tax bad debt reserves in excess of the base year amount
          (established as taxable years ending March 31, 1988 or later) would create a deferred tax liability. Deferred income taxes are provided for in differences between the provision for loan losses for financial statement purposes and those allowed for income tax purposes.

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

    (l)   Advertising Expense
          -------------------
          Advertising and public relations costs are generally expensed as incurred. External costs relating to direct mailing costs are expensed in the period in which the direct mailing are sent. Advertising and public relations costs of $182,699, $210,962 and $216,204, were included in the Company's results of operations for 2005, 2004, and 2003, respectively.

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

                  SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                    Notes To Consolidated Financial Statements

(1)  Significant Accounting Policies, Continued
     ------------------------------------------

    (n)   Stock-Based Compensation
          ------------------------
          At March 31, 2005, the Company sponsored stock-based compensation plans, which are described more fully in Note 12. The Company has elected the disclosure - only provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share amounts as of the year ended March 31 would have been reduced to the pro forma amounts indicated below.


                                            2005        2004       2003
                                         ----------  ---------  -----------
Net Income, As Reported                  $3,505,495  4,263,163   3,231,161
Deduct: Total stock-based employee
 compensation expense determined
 under fair-value based method for
 all awards, net of tax                  $ (150,807)  (159,187)   (135,831)
Net Income, Pro Forma                    $3,354,688  4,103,976   3,095,330
Net Income Per Common
 Share (Basic), As Reported              $     1.39       1.70        1.29
Net Income Per Common Share
 (Basic), Pro Forma                      $     1.33       1.63        1.23
Net Income Per Common Share
 (Diluted), As Reported                  $     1.37       1.66        1.26
Net Income Per Common Share
 (Diluted), Pro Forma                    $     1.31       1.60        1.21

    (o)   Earnings Per Share
          ------------------
          Net income per share is computed by dividing consolidated net income by the weighted average number of common shares outstanding during the period. The treasury stock method is used to compute the dilutive effect of stock options in the diluted weighted average number of common shares. All per share data has been restated to reflect the 3-for-2 stock split that occurred during the year ended March 31, 2003.

                                     For the Year Ended
                        March 31, 2005                March 31, 2004
              ------------------------------  ------------------------------
                                    Per Share                       Per Share
                 Income     Shares   Amounts    Income     Shares    Amounts
              ----------  ---------  -------  ----------  ---------  -------
Basic EPS    $ 3,505,495  2,524,123  $ 1.39  $ 4,263,163  2,513,319  $ 1.70
Dilutive
 effect of:
 Stock Options         -     22,726  (0.012)           -     28,959  (0.024)
 ESOP                  -     14,588  (0.008)           -     18,432  (0.016)
             ----------- ----------  ------  ----------- ----------  ------
 Diluted EPS $ 3,505,495  2,561,437  $ 1.37  $ 4,263,163  2,560,710  $ 1.66
             =========== ==========  ======  =========== ==========  ======

                                   For the Year Ended
                                     March 31, 2003
                          ------------------------------------
                                                     Per share
                             Income       Shares      amounts
                          -----------   ---------  -----------
Basic EPS                  $3,231,161   2,508,774     $ 1.29
Dilutive effect of:
 Stock Options                      -      33,166      (0.02)
 ESOP                               -      16,667      (0.01)
                          -----------   ---------     ------
 Diluted EPS              $ 3,231,161   2,558,607     $ 1.26
                          ===========   =========     ======

    (p)   Use of Estimates
          ----------------
          The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

(1)  Significant Accounting Policies, Continued
     ------------------------------------------

    (q)   Recently Issued Accounting Standards
          ------------------------------------
          The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

          In April 2005, the Securities and Exchange Commission's ("SEC") Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No. 107 to provide guidance regarding the application of FASB Statement No. 123
         (revised 2004), "Share-Based Payment".  Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretive guidance related to the interaction between Statement No. 123(R) and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123(R).

          In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions". The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Accounting Principles Board ("APB") Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an
          equivalent interest in the same or   similar productive asset should
          be based on the recorded amount of the asset relinquished. APB Opinion No. 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement shall be applied prospectively. The adoption of this statement is not expected to have a material impact on the financial condition or operating results of the Company.

          In December 2004, the FASB issued SFAS No, 123 (revised 2004), "Share-Based Payments" (SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting form share-based payments arrangements. SFAS No. 123 (R) is effective beginning as of the first interim or annual reporting period beginning after June 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flow.

          In March 2004, the SEC issued Staff Accounting Bulletin ("SAB") No. 105, "Application of Accounting Principles to Loan Commitments", to inform registrants of the Staff's view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB No. 105 must be applied to the loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. The Company adopted the provisions of SAB No. 105 on April 1, 2004. The adoption of SAB No. 105 did not have a material impact on the Company's financial condition or results of operations.

                  SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                    Notes To Consolidated Financial Statements

 (1) Significant Accounting Policies, Continued
     ------------------------------------------
          In December 2003, the FASB issued FIN No. 46 (revised), "Consolidation of Variable Interest Entities" ("FIN No.46(R)"), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46(R) requires a variable interest entity to be consolidation by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46(R) also requires disclosure about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46(R) provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46(R) applied immediately to variable interest created after January 31, 2003. The consolidation requirements applied to the Company's existing variable entities in the first reporting ending after March 15, 2004. Certain of the disclosure requirements applied to all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46(R) did not have any impact on the Company's financial position or results of operations.

          In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet data but for which other-than-temporary impairments has not been recognized. Accordingly the EITF issued EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". This issue addresses the meaning of other-than-temporary impairments and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. The disclosure requirements of EITF No. 03-1 are effective for financial statements for fiscal years ending after June 15, 2004. The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed. The FASB staff has issued a proposed Board-directed FASB Staff Position ("FSP"), FSP EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1". The proposed FSP would provide implementation guidance with respect to debt securities that are impaired due to interest rates and/or sector spreads and analyzed for other-than-temporary impairments under the measurement and recognition requirements of EITF No. 03-1. The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company's financial position or results of operations.

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

    (s)   Reclassifications
          ------------------
          Certain amounts in prior years' consolidated financial statements have been reclassified to conform to current year classifications.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(2)  Branch Sale
     -----------

     In February 2004, the Bank sold its Denmark, South Carolina branch to South Carolina Bank and Trust, N.A. of Orangeburg, South Carolina. Included in the sale, were approximately $13.6 million in deposits, $1.9 million in loans, and the branch building, furniture, and equipment. The Bank recorded a $1.5 million in gain on sale of branch, which includes gains on all the items in the previous sentence. Gain on sale of branch is in "Other Income" as a separate line item in the income statement.
     The Bank also booked $200,000 as a contingency expense on the sale, which is included in the line item called "Other Expense" in the "General and Administrative Expenses" section of the income statement. The Bank has possible contingent liabilities for three years. The Bank netted approximately $820,000 after tax and contingencies on the transaction.

(3)  Investment and Mortgage-Backed Securities, Available for Sale
     -------------------------------------------------------------
     The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:


                                            March 31, 2005
                      -------------------------------------------------------
                                          Gross       Gross
                                       Unrealized   Unrealized
                      Amortized Cost      Gains       Losses      Fair value
                      --------------   ----------   ---------    ------------

FHLB Securities      $   4,984,803     $   4,060  $    19,063   $   4,969,800
FHLMC Bonds                484,875           588            -         485,463
Mortgage-Backed
 Securities            160,894,954       457,081    1,992,479     159,359,556
                     -------------     ---------  -----------   -------------
                     $ 166,364,632     $ 461,729  $ 2,011,542   $ 164,814,819
                     =============     =========  ===========   =============


                                            March 31, 2004
                      -------------------------------------------------------
                                          Gross       Gross
                                       Unrealized   Unrealized
                      Amortized Cost      Gains       Losses      Fair value
                      --------------  -----------   ---------    ------------

FHLB Securities       $  14,019,302   $   260,728   $       -   $  14,280,030
Federal Farm Credit
 Securities               2,019,623        22,567           -       2,042,190
FHLMC Bonds                 564,643        13,043           -         577,686
Mortgage-Backed
 Securities             156,696,460     1,437,219     621,766     157,511,913
                      -------------   -----------   ---------   -------------
                      $ 173,300,028   $ 1,733,557   $ 621,766   $ 174,411,819
                      =============   ===========   =========   =============

     The amortized cost and fair value of investment and mortgage-backed securities available for sale at March 31, 2005 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties.




                             Amortized Cost          Fair Value
                            ---------------        --------------

Less Than 1 Year            $    1,000,000         $    1,004,060
1-5 Years                        3,463,715              3,464,302
More Than 5 Years                1,005,963                986,901
Mortgage-Backed Securities     160,894,954            159,359,556
                            --------------         --------------
                            $  166,364,632         $  164,814,819
                            ==============         ==============

                  SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                    Notes To Consolidated Financial Statements

(3)  Investment and Mortgage-Backed Securities, Available for Sale, Continued
     -----------------------------------------------------------------------

     At March 31, 2005, investment and mortgage-backed securities available for sale of $31.3 million were pledged as collateral for certain deposit accounts. In addition, the Bank had pledged $12.3 million of investment and mortgage-backed securities as collateral for FHLB advances and other borrowings.

     There were no sales of securities in the year ended March 31, 2005. The Bank received approximately $2.4 million, and $986,000 in proceeds from sales of available for sale securities with approximately $7,700, and $4,200 recorded in gross gains and no gross losses in the years ended March 31, 2004 and 2003, respectively.

     The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual available for sale securities have been in a continuous unrealized loss position, at March 31, 2005.

               Less than 12 Months   12 Months or More           Total
             ---------------------  -------------------  ---------------------
                Fair     Unrealized    Fair    Unrealized   Fair    Unrealized
                Value      Losses      Value     Losses     Value     Losses
             -----------  --------  ----------  -------  -----------  --------
Agency
 securities  $  986,901    $ 19,063   $      -  $     -   $  986,901  $ 19,063
Mortgage-
 backed
 securities  99,049,697   1,344,661  28,186,471  647,821 127,236,168 1,992,482

     Securities classified as available-for-sale are recorded at fair market value. Approximately 32.2% of the unrealized losses, or thirty individual securities, consisted of securities in a continuous loss position for twelve months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based in industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

(4)  Investment and Mortgage-Backed Securities, Held to Maturity
     -----------------------------------------------------------

     The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

                                        March 31, 2005
                      -------------------------------------------------------
                                          Gross       Gross
                                       Unrealized   Unrealized
                      Amortized Cost      Gains       Losses      Fair value
                      --------------   ----------   ---------    ------------

FHLB Securities        $ 67,002,146   $      -    $  1,266,080   $ 65,736,066
Federal Farm
 Credit Securities        8,998,701          -         238,681      8,760,020


Mortgage-
 Backed Securities          260,057     14,759               -        274,816
                       ------------   --------     -----------   ------------
                       $ 76,260,904   $ 14,759     $ 1,504,761   $ 74,770,902
                       ============   ========     ===========   ============

                                          March 31, 2004
                      -------------------------------------------------------
                                          Gross       Gross
                                       Unrealized   Unrealized
                      Amortized Cost      Gains       Losses      Fair value
                      --------------   ----------   ---------    -----------

FHLB Securities          57,943,983   $ 315,901     $ 86,661    $ 58,173,223
Federal Farm
 Credit Securities       13,009,727     132,504        1,881      13,140,350
Mortgage-
 Backed Securities          349,797      22,886            -         372,683
                      -------------   ---------     --------    ------------
                      $  71,303,507   $ 471,291     $ 88,542    $ 71,686,256
                      =============   =========     ========    ============

              SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

               Notes To Consolidated Financial Statements

(4)  Investment and Mortgage-Backed Securities, Held to Maturity, Continued
     ----------------------------------------------------------------------

     The amortized cost and fair value of investment and mortgage-backed securities held to maturity at March 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities due to call features on certain investments.

                           Amortized Cost           Fair Value
                          ---------------         -------------

Less Than 1 Year           $           -          $           -
1-5 Years                     32,981,926             32,533,495
More Than 5 Years             43,018,921             41,962,591
Mortgage-Backed
 Securities                      260,057                274,816
                           -------------          -------------
                           $  76,260,904          $  74,770,902
                           =============          =============

     At March 31, 2005, investment and mortgage-backed securities held to maturity of $9.6 million were pledged as collateral for certain deposit accounts. In addition, the Bank had pledged $41.4 million of investment and mortgage-backed securities as collateral for FHLB advances and other borrowings.

     The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual held to maturity securities have been in a continuous unrealized loss position, at March 31, 2005.

                Less than 12 Months   12 Months or More           Total
             ---------------------  -------------------  ---------------------
                Fair     Unrealized    Fair    Unrealized   Fair    Unrealized
                Value      Losses      Value     Losses     Value     Losses
             -----------  --------  ----------  -------  -----------  --------

Agency
 securities  $61,890,751 $1,099,878 $9,605,960 $404,884 $71,496,711 $1,504,761

     Approximately 26.9% of the unrealized losses, or ten individual securities, consisted of securities in a continuous loss position for twelve months or more. The Company's held-to-maturity portfolio is recorded at amortized cost. The Company has the ability and intends to hold these securities to maturity. The Company believes, based on industry analysis reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

(5)  Loans Receivable, Net
     ---------------------

     Loans receivable, net, at March 31 consisted of the following:

                                              2005            2004
                                          ------------     -----------
Residential Real Estate Loans           $  122,622,347  $  109,722,301
Consumer Loans                              50,844,192      45,641,450
Commercial Business And Real
 Estate Loans                              162,217,200     121,111,848
Loans Held For Sale                          2,277,762       1,703,869
                                         -------------   -------------
                                           337,961,501     278,179,468
                                         -------------   -------------

Less:
  Allowance For Loan Losses                  6,284,055       5,763,935
  Loans In Process                          14,626,913      12,356,346
  Deferred Loan Fees                           161,398         164,527
                                         -------------   -------------
                                            21,072,366      18,284,808
                                         -------------   -------------
Total Loans Receivable, Net              $ 316,889,135   $ 259,894,660
                                         =============   =============

                  SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                    Notes To Consolidated Financial Statements


(5)  Loans Receivable, Net, Continued
     --------------------------------

     Changes in the allowance for loan losses for the years ended March 31 are summarized as follows:

                              2005          2004            2003
                          -----------   -----------   -----------
Balance At Beginning
 Of Year                  $ 5,763,935   $ 4,911,224   $ 3,689,079
Provision For Loan
 Losses                       780,000     1,200,000     1,800,000
Charge Offs                  (443,131)     (669,591)     (909,494)
Recoveries                    183,252       322,302       331,639
                          -----------   -----------   -----------
Total Allowance For
 Loan Losses              $ 6,284,055   $ 5,763,935   $ 4,911,224
                          ===========   ===========   ===========

     The following table sets forth the amount of the Company's non-accrual loans and the status of the related interest income at March 31.

                                           2005              2004
                                      ------------      ------------

Non-Accrual Loans                     $  2,430,000      $  2,044,000
                                      ============      ============
Interest Income That Would
 Have Been Recognized Under
 Original Terms                       $    189,000      $    106,000
                                      ============      ============

     At March 31, 2005 and 2004, impaired loans amounted to $1.2 million and $1.4 million, respectively. Losses on impaired loans are accounted for in the allowance for loan loss. For the years ended March 31, 2005 and 2004, the average recorded investment in impaired loans was $1.3 million for both periods.

     The Bank blanket pledges its portfolio of single-family mortgage loans to secure FHLB advances.

                  SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                     Notes To Consolidated Financial Statements

(6)  Premises and Equipment, Net
     ---------------------------

     Premises and equipment, net, at March 31 are summarized as follows:

                                   2005           2004
                                ----------    ----------

Land                            $1,506,053       426,163
Buildings And Improvements       7,918,516     7,254,127
Furniture And Equipment          6,340,847     5,874,011
                                15,765,416    13,554,301

Less Accumulated
 Depreciation                   (7,851,373)   (6,991,567)
                                ----------    ----------
Total Premises And Equipment,
 Net                            $7,914,043     6,562,734
                                ==========    ==========

     Depreciation expense for the years ended March 31, 2005, 2004, and 2003 was approximately $860,000, $845,000, and $825,000, respectively.

     The Bank has entered into non-cancelable operating leases related to buildings and land. At March 31, 2005, future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows(by fiscal year):

                          2006                  $   294,255
                          2007                      273,125
                          2008                      272,794
                          2009                      269,155
                          2010                      268,341
                          Thereafter              1,719,101
                                                -----------
                                                $ 3,096,771
                                                ===========

     Total rental expense amounted to $289,000, $278,000, and $209,000 for the years ended March 31, 2005, 2004 and 2003, respectively. Five lease agreements with monthly expenses of $7,083, $4,163, $2,113, $743, and $700 have multiple renewal options totaling 45, 10, 10, 40, and 20 years, respectively.

(7)  FHLB Stock
     ----------

     Every federally insured savings institution is required to invest in FHLB stock. No ready market exists for this stock and it has no quoted fair value. However, because redemption of this stock has historically been at par, it is carried at cost.

     The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which is 0.20% of total assets at the prior December 31, plus a transaction component which equals 4.5% of outstanding advances (borrowings) from the FHLB of Atlanta. The Bank is in compliance with this requirement with an investment in FHLB of Atlanta stock of $6.2 million as of March 31, 2005.

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                Notes To Consolidated Financial Statements

(8)  Deposits
     --------

     Deposits outstanding by type of account are summarized as follows:

                    At March 31, 2005                At March 31, 2004
            --------------------------------- -------------------------------
                                    Interest                        Interest
                         Weighted    Rate                 Weighted    Rate
                           Rate      Range       Amount     Rate      Range
            ------------   ----    ---------- ------------  ----    ---------
Checking
 Accounts   $ 88,169,885   0.65%   0.00-2.47% $ 80,738,298  0.47%   0.00-1.74%
Money Market
 Accts.      164,088,081   2.57%   1.09-2.72%  158,587,076  1.97%   1.00-2.03%
Passbook
 Accounts     17,743,659   0.98%   0.00-1.50%   17,367,047  0.98%   0.00-1.50%
            ------------   ----    ---------  ------------  ----    ---------
Total        270,001,625   1.84%   0.00-2.72%  256,692,421  1.43%   0.00-2.03%
            ------------   ----    ---------  ------------  ----    ---------

Certificate
 Accounts:
0.00-4.99%   150,486,280                       122,599,195
5.00-6.99%     9,799,486                        10,301,029
            ------------                      ------------
Total        160,285,766   2.92%   0.90-6.55%  132,900,224  2.26%   0.90-6.55%
            ------------   ----    ---------  ------------  ----    ---------
Total
 Deposits   $430,287,391   2.24%   0.00-6.55% $389,592,645  1.71%   0.00-6.55%
            ============   ====    =========  ============  ====    ==========

     The aggregate amount of short-term certificates of deposit with a minimum denomination of $100,000 was $61.7 million and $47.0 million at March 31, 2005 and 2004, respectively. The amounts and scheduled maturities of all certificates of deposit at March 31 are as follows:

                                            March 31,
                                -------------------------------
                                     2005              2004
                                ------------       ------------

      Within 1 Year             $ 95,707,286       $ 89,632,381
      After 1 Year, Within 2      40,973,203          9,736,807
      After 2 Years, Within 3     17,811,991         14,831,103
      After 3 Years, Within 4      4,680,838         15,338,730
      After 4 Years, Within 5      1,112,448          3,361,203
      Thereafter                           -                  -
                                ------------       ------------
                                $160,285,766       $132,900,224
                                ============       ============

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(9)  Advances From Federal Home Loan Bank (FHLB) And Other Borrowings
     ----------------------------------------------------------------

     Advances from the FHLB at March 31 are summarized by year of maturity and weighted average interest rate below:

                                       2005                  2004
                           -----------------------   -----------------------
                                          Weighted                  Weighted
                              Amount        Rate        Amount        Rate
                           ------------   --------   ------------   --------
Year Ending March 31
2005                       $          -         -    $ 13,336,000     4.92%
2006                         40,675,000     4.09%      33,000,000     4.09%
2007                         18,000,000     2.83%      10,000,000     2.66%
2008                         10,000,000     2.96%      10,000,000     2.96%
2009                         25,000,000     3.05%      30,000,000     2.96%
Thereafter                   18,363,000     3.18%               -        -
                           ------------     ----     ------------     ----
                           $112,038,000     3.41%    $ 96,336,000     3.59%
                           ============     ====     ============     ====

     These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank's portfolio of residential first mortgage loans and approximately $53.6 million of investment securities. Advances are subject to prepayment penalties.

     The following tables show callable FHLB advances as of the dates indicated. These advances are also included in the above table. All callable advances are callable at the option of the FHLB. If an advance is called, the Bank has the option to payoff the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

                           As of March 31, 2005
------------------------------------------------------------------------------
 Borrow    Maturity                  Int.
  Date       Date       Amount      Rate      Type           Call Dates
--------   --------  -----------   ------  ----------   ---------------------
11/10/00   11/10/05  $ 5,000,000    5.85%  Multi-Call   5/10/05 and quarterly
                                                          thereafter
09/04/02   09/04/07    5,000,000    2.82%  1 Time Call  09/06/05
11/07/02   11/07/12    5,000,000   3.354%  1 Time Call  11/07/07
10/24/03   10/24/08   10,000,000   2.705%  Multi-Call   10/24/06 and quarterly
                                                                  thereafter
12/10/03   12/10/08    5,000,000    2.16%  Multi-Call   12/12/05 and quarterly
                                                          thereafter
02/20/04   02/20/14    5,000,000   3.225%  1 Time Call  02/20/09
04/16/04   04/16/14    3,000,000    3.33%  1 Time Call  04/16/08
09/16/04   09/16/09    5,000,000    3.09%  1 Time Call  09/17/07

                           As of March 31, 2004
------------------------------------------------------------------------------
 Borrow    Maturity                  Int.
  Date       Date       Amount      Rate      Type           Call Dates
--------   --------  -----------   ------  ----------   ---------------------
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

02/20/04   02/20/14    5,000,000   3.225%  1 Time Call  02/20/09

     At March 31, 2005, the Bank had $63.5 million in additional borrowing capacity at the FHLB.

     The Bank had $5.6 million and $5.5 million in other borrowings (non-FHLB advances) at March 31, 2005 and 2004, respectively. These borrowings consisted of repurchase agreements with certain commercial demand deposit customers for sweep accounts. The interest rate paid on these borrowings
     floats monthly with the 13 week Treasury bill.   At March 31, 2005 and
     2004, the interest rate paid on these borrowings was 2.54% and 0.93%, respectively. The Bank had pledged $27.3 million in investment securities at March 31, 2005 and $36.4 million at March 31, 2004, respectively, as collateral for these borrowings.

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                     Notes To Consolidated Financial Statements

(10) Income Taxes
     ------------

     Income tax expense is comprised of the following:

                               For the Years Ended March 31,
                           -------------------------------------
                                2005         2004        2003
                           -----------   ----------   ----------
Current:
 Federal                   $ 1,610,169    2,948,661    2,380,675
 State                         163,495      356,824      247,582
                           -----------   ----------   ----------
Total Current Tax Expense    1,773,664    3,305,485    2,628,257
                           -----------   ----------   ----------
Deferred:
 Federal                       (55,791)    (653,360)    (525,982)
 State                          (7,281)    (200,482)    (161,396)
                           -----------   ----------   ----------
Total Deferred Tax Expense     (63,072)    (853,842)    (687,378)
                           -----------   ----------   ----------
Total Income Tax Expense   $ 1,710,592    2,451,643    1,940,879
                           ===========   ==========   ==========

     The Company's income taxes differ from those computed at the statutory federal income tax rate, as follows:

                                        For the Years Ended March 31,
                                    -------------------------------------
                                         2005         2004        2003
                                    -----------  -----------  -----------

Tax At Statutory Income Tax Rate    $ 1,773,470  $ 2,283,034  $ 1,758,494
State Tax And Other                     (62,878)     168,609      182,385
                                    -----------  -----------  -----------
Total Income Tax Expense            $ 1,710,592  $ 2,451,643  $ 1,940,879
                                    ===========  ===========  ===========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.
                                             At March 31,
                                      --------------------------
                                         2005            2004
                                      ----------      ----------
Deferred Tax Assets:
 Provision For Loan Losses            $2,513,622      $2,305,574
 Goodwill Tax Basis Over Financial
  Statement Basis                        364,672         466,440
 Net Fees Deferred For Financial
  Reporting                              190,053         190,114
 Unrealized Loss on Securities
  Available for Sale                     588,310               -
 Other                                   178,533         173,311
                                      ----------      ----------
Total Gross Deferred Tax Assets        3,835,190       3,135,439
                                      ----------      ----------
Deferred Tax Liabilities:
 Unrealized Gain On Securities
  Available For Sale                           -         422,036
 FHLB Stock Basis Over Tax Basis         133,367         133,367
 Depreciation                            211,287         265,318

 Other                                   102,400               -
                                      ----------      ----------

Total Gross Deferred Tax Liability       447,054         820,721
                                      ----------      ----------
Net Deferred Tax Asset                $3,388,136      $2,314,718
                                      ==========      ==========

     The balance of the change in the net deferred tax asset results from the current period deferred tax benefit of $63,072. The net deferred tax asset is included in other assets in the accompanying consolidated balance sheets.

     No valuation allowance for deferred tax assets was required at March 31, 2005 and 2004. The realization of net deferred tax assets may be based on utilization of carrybacks to prior taxable periods, anticipation of future taxable income in certain periods, and the utilization of tax planning strategies. Management has determined that the net deferred tax asset can be supported based upon these criteria.

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

     As of March 31, 2005 and 2004, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank had to maintain total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage ratios at 10%, 6%, and 5%, respectively. There are no conditions or events that management believes have changed the Bank's classification.

     The Bank's regulatory capital amounts and ratios are as follows as of the dates indicated:

                                                                To Be Well
                                                             Capitalized Under
                                                     For     Prompt Corrective
                                                   Capital        Action
                                    Actual         Adequacy     Provisions
                                 ------------   -------------  -------------
                                 Amount  Ratio  Amount  Ratio  Amount  Ratio
                                 ------  -----  ------  -----  ------  -----
                                           (Dollars in Thousands)

March 31, 2005
Tier 1 Risk-Based Core Capital
 (To Risk Weighted Assets)      $35,652  10.5%  13,555  4.0%   20,332  6.0%
Total Risk-Based Capital
 (To Risk Weighted Assets)      $39,858  11.8%  27,110  8.0%   33,887 10.0%
Tier 1 Leverage (Core) Capital
 (To Adjusted Tangible Assets)  $35,652   6.1%  23,472  4.0%   29,341  5.0%
Tangible Capital
 (To Tangible Assets)           $35,652   6.1%  11,736  2.0%   29,341  5.0%

March 31, 2004
Tier 1 Risk-Based Core Capital
 (To Risk Weighted Assets)      $32,140  11.8%  10,917  4.0%   16,376  6.0%
Total Risk-Based Capital
 (To Risk Weighted Assets)      $35,498  13.0%  21,834  8.0%   27,293 10.0%
Tier 1 Leverage (Core) Capital
 (To Adjusted Tangible Assets)  $32,140   6.1%  21,093  4.0%   26,366  5.0%
Tangible Capital
 (To Tangible Assets)           $32,140   6.1%  10,546  2.0%   26,366  5.0%


     The payment of dividends by the Company depends primarily on the ability of the Bank to pay dividends to the Company. The payment of dividends by the Bank to the Company is subject to substantial restrictions and would require prior notice to the Office of Thrift Supervision ("OTS").

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                       Notes To Consolidated Statements

(12) Employee Benefit Plans
     ----------------------

     The Company is participating in a multiple employer defined contribution employee benefit plan covering substantially all employees with six months or more of service. The Company matches a portion of the employees' contributions and the plan has a discretionary profit sharing provision. The total employer contributions were $36,000, $256,000, and $215,000 for the years ended March 31, 2005, 2004, and 2003, respectively.

     The Company has an Employee Stock Ownership Plan ("ESOP") for the exclusive benefit of employee participants. The discretionary contributions for the years ended March 31, 2005, 2004, and 2003 were $75,000, $75,000, and $123,000, respectively. The ESOP from time to time borrows funds from financial institutions to purchase the Company's stock. The balance of the loan was $276,000 and $337,000 at March 31, 2005 and 2004, respectively. The Company carries the debt as a liability and a reduction in equity, although the Company neither endorses nor guarantees the loan. The loan is repaid by Company contributions to the trustee, who in turn makes the loan payment to the financial institution.

     Certain officers of the Company participate in an incentive stock option plan. Options are granted at exercise prices not less than the fair value of the Company's common stock on the date of the grant. The following is a summary of the activity under the Company's incentive stock option plan for the years ended March 31, 2005, 2004, and 2003.

                             2005               2004                2003
                       -----------------  -----------------  -----------------
                               Weighted          Weighted            Weighted
                                  Avg.              Avg.                Avg.
                                Exercise          Exercise           Exercise
                       Shares    Price    Shares    Price    Shares    Price
                       -----------------  -----------------  -----------------

Balance, Beginning
 of Year               131,639  $ 18.23   114,366  $ 15.77   122,334  $ 15.31
Options granted         32,000    20.89    31,000    22.97     6,000    22.39
Options exercised       10,547    15.95     3,467     5.33     3,468     5.33
Options forfeited       17,800    19.58    10,260     6.51    10,500    17.62
                       -------            -------            -------
Balance, March 31      135,292  $ 19.09   131,639  $ 18.23   114,366  $ 15.77
                       =======            =======            =======

     At March 31, 2005, the Company had the following options outstanding:

            Outstanding   Option       Earliest Date
Grant Date    Options     Price         Exercisable         Expiration Date
----------  -----------   ------    ------------------   --------------------

 1/07/97        3,092     $ 5.33      1/1/05 to 1/1/06   12/31/05 to 12/31/06

10/19/99       68,700     $16.67    4/1/05 to 10/01/08    9/30/05 to 9/30/09

 1/16/03        1,500     $22.39      1/1/08 to 1/1/12        12/31/12

  9/1/03        3,000     $24.00      9/1/08 to 9/1/12         8/31/13

 12/1/03        3,000     $23.65    12/1/08 to 12/1/12        11/30/13

 1/01/04       11,000     $24.22      1/1/09 to 1/1/13        12/31/13

  3/8/04       13,000     $21.43      3/1/09 to 3/1/13         2/28/14

  6/7/04        2,000     $24.00      6/1/09 to 6/1/13         5/31/14

  1/1/05       28,000     $20.55      1/1/10 to 1/1/14        12/31/14

  1/1/05        2,000     $22.61    1/1/09 to 12/31/09        12/31/09

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

(12) Employee Benefit Plans, Continued
     ---------------------------------

     The options listed on the previous page vest over ten years with the first vesting earned after five years and 20% vesting earned evenly in years six through ten except for the 2,000 shares granted on January 1, 2005 which fully vest on January 1, 2009. All options, issued prior to January 16, 2003, which vest must be exercised within one year of vesting, except those granted during the year ended March 31, 2004 or later, which may be exercised anytime between the beginning of the sixth year and the end of the tenth year after the grant date. There were 10,000 options available for granting at March 31, 2005.

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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants: Dividend yield of $.08 per share for options granted during the years ended 2005, 2004 and 2003, expected volatility of 21.2% for options granted in 2005, 21.4% for options granted in 2004, and 10.7% for options granted in 2003, risk-free interest rate of 4.82% for options granted in 2004, 3.74% to 4.45% for options granted in 2004, and 3.35% for options granted in 2003, and expected lives of 6 to10 years.

(13) Commitments and Contingencies
     -----------------------------

     In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company.

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

     Financial instruments where the contract amount represents the Bank's credit risk include commitments under pre-approved but unused lines of credit of $55.6 million and $39.4 million, undisbursed loans in process totaled $14.6 million and $12.4 million, and letters of credit of $1.2 million and $562,000 at March 31, 2005 and 2004, respectively. At March 31, 2005 and 2004, the fair value of standby letters of credit was immaterial.

     These loan and letter of credit commitments are subject to the same credit policies and reviews as loans on the balance sheet. Collateral, both the amount and nature, is obtained based upon management's assessment of the credit risk. Since many of the extensions of credit are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. In addition to these loan commitments noted above, the Bank had unused credit card loan commitments of $2.6 million and $2.5 million at March 31, 2005 and 2004, respectively. Outstanding commitments on mortgage loans not yet closed amounted to $180,000 and $429,000 at March 31, 2005 and 2004,
     respectively. These commitments, which are funded subject to certain limitations, extend over varying periods of time with the majority being funded within 45 days. At March 31, 2005 and 2004, the Bank had outstanding commitments to sell approximately $2.3 and $1.7 million of loans, respectively which encompassed the Bank's held for sale loans.
     The Bank also has commitments to sell mortgage loans not yet closed, on a best efforts basis. Best efforts means the Bank suffers no penalty if they are unable to deliver the loans to the potential buyers. The fair value of the Bank's commitment to originate mortgage loans at committed interest rates and to sell such loans to permanent investors is insignificant.
                                                                       45

                  SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

(14) Related Party Transactions
     --------------------------

     At March 31, 2005, the total aggregate indebtedness to the Bank by executive officers and directors of the Bank and Company, whose individual indebtedness exceeded $60,000, at any time over the period since April 1, 2003,was $519,000. There was $102,000 in additional loans to executive officers and directors whose individual indebtedness exceeded $60,000 during fiscal 2005. Repayments on these loans totaled approximately $100,000. Loans to all employees, officers, and directors of the Company, in the aggregate constituted approximately 7.96% of the total shareholders' equity of the Company at March 31, 2005. At March 31, 2005, deposits from executive officers and directors of the Bank and Company and their related interest in aggregate approximated $2.5 million.

     The Company rents office space from a company in which a director and an officer of the Company and the Bank have an ownership interest. The Bank incurred expenses of $41,000, $30,000, and $29,000 for rent for the years ended March 31, 2005, 2004 and 2003, respectively. Management is of the opinion that the transactions with respect to office rent are made on terms that are comparable to those which would be made with unaffiliated persons.

(15) Security Federal Corporation Condensed Financial Statements (Parent
     ------------------------------------------------------------------
     Company Only)
     ------------

     The following is condensed financial information of Security Federal Corporation (Parent Company only). The primary asset is its investment in the Bank subsidiary and the principal source of income for the Company is equity in undistributed earnings from the Bank.

                     Condensed Balance Sheet Data

                                                     At March 31,
                                             ---------------------------
                                                  2005          2004
                                             -----------     -----------
Assets:
 Cash                                        $   669,550     $   956,582
 Investment In Security Federal Bank          34,690,893      32,829,876
 Income Tax Receivable From Bank                  35,947          31,538
                                             -----------     -----------
Total Assets                                 $35,396,390     $33,817,996
                                             ===========     ===========
Liability And Shareholders' Equity:
 Accounts Payable                            $     9,108     $     9,109
 Indirect Guarantee of ESOP Debt                 276,217         336,972
 Shareholders' Equity                         35,111,065      33,471,915
                                             -----------     -----------
Total Liabilities And Shareholders' Equity   $35,396,390     $33,817,996
                                             ===========     ===========

                     Condensed Statements of Income Data

                                          For the Years Ended March 31,
                                       --------------------------------------
                                          2005          2004          2003
                                       ----------    ----------    ----------
Income:
 Equity In Earnings Of Security
  Federal Bank                         $3,512,277    $4,260,347    $3,232,989
 Miscellaneous Income                           -        10,000             -
                                       ----------    ----------    ----------
                                        3,512,277     4,270,347     3,232,989
Expenses:
 Other Expenses                             6,782         7,184         1,828
                                       ----------    ----------    ----------
 Net Income                            $3,505,495    $4,263,163    $3,231,161
                                       ==========    ==========    ==========

                  SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

(15) Security Federal Corporation Condensed Financial Statements (Parent
     -------------------------------------------------------------------
     Company Only), Continued
     ------------------------

                Condensed Statements of Cash Flow Data

                                          For the Years Ended March 31,
                                       --------------------------------------
                                          2005          2004          2003
                                       ----------    ----------    ----------
Operating Activities:
 Net Income                            $3,505,495    $4,263,163    $3,231,161
 Adjustments To Reconcile Net Income
  To Net Cash Provided By (Used
  In) Operating Activities:
  Equity In Earnings Of Security
   Federal Bank                        (3,512,277)   (4,260,347)   (3,232,989)
 (Increase) Decrease In Income Taxes
   Receivable And Other Assets             (4,409)        1,644        (1,123)
  Decrease In Accounts Payable                  -       (10,000)       (2,936)
                                       ----------    ----------    ----------
 Net Cash Provided By  (Used In)
  Operating Activities                    (11,191)       (5,540)       (5,887)
                                       ----------    ----------    ----------
 Investing Activities:
  Dividend Received From Security
   Federal Bank                                 -    $1,000,000             -
                                       ----------    ----------    ----------
 Net Cash Provided By Investing
  Activities                                    -    $1,000,000             -
                                       ----------    ----------    ----------
 Financing Activities:
  Exercise of Stock Options               168,235        18,479        18,496
  Purchase of Treasury Stock, At Cost    (165,089)            -          (122)
  Dividends Paid                         (278,987)     (202,563)     (151,677)
                                       ----------    ----------    ----------
 Net Cash Provided By (Used In)
  Financing Activities                   (275,841)     (184,084)     (133,303)
                                       ----------    ----------    ----------
 Net Increase (Decrease) In Cash         (287,032)      810,376      (139,190)
 Cash At Beginning Of Year                956,582       146,206       285,396
                                       ----------    ----------    ----------
 Cash At End Of Year                   $  669,550    $  956,582    $  146,206
                                       ==========    ==========    ==========

(16)  Carrying Amounts and Fair Value of Financial Instruments
      --------------------------------------------------------
      The carrying amounts and fair value of financial instruments are summarized below:

                                                At March 31,
                              ---------------------------------------------
                                      2005                    2004
                              ---------------------   ---------------------
                              Carrying   Estimated    Carrying   Estimated
                               Amount    Fair Value    Amount    Fair Value
                              --------   ----------   ---------  ----------
                                              (In Thousands)
Financial Assets:
 Cash And Cash Equivalents   $  7,916     $  7,916     $  6,749   $  6,749
 Investment And Mortgage-
  Back Securities            $241,076     $239,586     $245,715   $246,098
 Loans Receivable, Net       $316,889     $320,990     $259,895   $260,042
 Federal Home Loan Bank
  Stock                      $  6,235     $  6,235     $  4,817   $  4,817

Financial Liabilities:
 Deposits:
  Checking, Savings, and
   Money Market Accounts     $270,002     $270,002     $256,692   $256,692
  Certificate Accounts       $160,286     $159,805     $132,900   $117,389
 Advances From Federal
  Home Loan Bank             $112,038     $111,209     $ 96,336   $104,653
 Other Borrowed Money        $  5,594     $  5,594     $  5,477   $  5,477

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                     Notes To Consolidated Financial Statements


(16) Carrying Amounts and Fair Value of Financial Instruments, Continued
     -------------------------------------------------------------------
     At March 31, 2005, the Bank had $74.2 million of off-balance sheet financial commitments. These commitments are to originate loans and unused consumer lines of credit and credit card lines. Because these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

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

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements

(17) Quarterly Financial Data (Unaudited)
     ------------------------------------

     Unaudited condensed financial data by quarter for fiscal year 2005 and 2004 is as follows (amounts, except per share data, in thousands):

                                         Quarter ended
                   -----------------------------------------------------------
2004-2005          June 30, 2004  Sept. 30, 2004  Dec. 31, 2004  Mar. 31, 2005
                   -------------  --------------  -------------  -------------
Interest Income      $    6,044     $    6,242     $    6,471     $    6,833
Interest Expense          2,596          2,880          2,925          3,123
                     ----------     ----------     ----------     ----------
 Net Interest Income      3,448          3,362          3,546          3,710
Provision for Loan
 Losses                     195            195            195            195
                     ----------     ----------     ----------     ----------
 Net Interest Income
  after Provision for
  Loan Losses             3,253          3,167          3,351          3,515
 Non-interest Income        659            724            706            614
 Non-interest Expense     2,694          2,711          2,712          2,655
                     ----------     ----------     ----------     ----------
  Income before
   Income Tax             1,218          1,180          1,345          1,474
 Provision for
  Income taxes              416            380            433            482
                     ----------     ----------     ----------     ----------
  Net Income         $      802     $      800     $      912     $      992
                     ==========     ==========     ==========     ==========
 Basic Net Income
  per Common Share   $     0.32     $     0.32     $     0.36     $     0.39
                     ==========     ==========     ==========     ==========
 Diluted Net Income
  per Common Share   $     0.31     $     0.31     $     0.36     $     0.39
                     ==========     ==========     ==========     ==========

 Basic Weighted
  Average Shares
  Outstanding         2,522,600      2,519,627      2,527,661       2,526605
                     ==========     ==========     ==========     ==========

 Diluted Weighted
  Average Shares
  Outstanding         2,562,892      2,555,774      2,556,839      2,565,645
                     ==========     ==========     ==========     ==========

                                         Quarter ended
                   -----------------------------------------------------------
2003-2004          June 30, 2003  Sept. 30, 2003  Dec. 31, 2003  Mar. 31, 2004
                   -------------  --------------  -------------  -------------
Interest Income      $    5,614     $    5,504     $    5,883     $    6,010
Interest Expense          2,388          2,298          2,413          2,507
                     ----------     ----------     ----------     ----------
 Net Interest Income      3,226          3,206          3,470          3,503
Provision for Loan
 Losses                     300            300            300            300
                     ----------     ----------     ----------     ----------
 Net Interest Income
  after Provision
  for Loan Losses         2,926          2,906          3,170          3,203
Non-interest Income       1,200          1,059            796         2,180
Non-interest Expense      2,649          2,577          2,560         2,938
                     ----------     ----------     ----------    ----------
  Income before Income
   Tax                    1,477          1,388          1,406         2,445
Provision for Income
 taxes                      554            498            503           897
                     ----------     ----------     ----------    ----------
 Net Income          $      923     $      890     $      903    $    1,548
                     ==========     ==========     ==========    ==========
Basic Net Income per
 Common Share        $     0.37     $     0.35     $     0.36    $     0.62
                     ==========     ==========     ==========    ==========
Diluted Net Income
 per                 $     0.36     $     0.35     $     0.35    $     0.60
                     ==========     ==========     ==========    ==========
Basic Weighted
 Average Shares
 Outstanding          2,510,526      2,512,600      2,513,958     2,516,191
                     ==========     ==========     ==========    ==========
Diluted Weighted
 Average Shares
 Outstanding          2,558,299      2,568,601      2,561,891     2,554,050
                     ==========     ==========     ==========    ==========

               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                         SHAREHOLDERS INFORMATION

ANNUAL MEETING
The annual meeting of shareholders will be held at 2:00 p.m., Thursday, July 21, 2005 at the City of Aiken Municipal Conference Center, 215 The Alley, Aiken, South Carolina.

STOCK LISTING
The Company's stock is traded on the Over-The-Counter-Bulleting Board under the symbol "SFDL." The stock began trading on the Bulletin Board in October 2003.

PRICE RANGE OF COMMON STOCK
The table below shows the range of high and low bid prices. These prices represent actual transactions and do not include retail markups, markdowns or commissions. Market makers include Sterne, Agee, and Leach, Inc., Trident Securities, Inc., A.G. Edwards and Sons, Inc., Hill, Thompson, and Magid, and Monroe Securities, Inc.


           Quarter Ending          High           Low
           --------------         ------         ------
             06-30-03             $20.98         $20.98
             09-30-03             $24.50         $22.25
             12-31-03             $25.50         $23.25
             03-31-04             $25.40         $19.75
             06-30-04             $27.00         $19.75
             09-30-04             $23.60         $21.50
             12-31-04             $21.95         $20.25
             03-31-05             $24.00         $19.75

The prices in the table above are adjusted for a 3-for-2 stock split, in the form of a stock dividend, which occurred in the fiscal year ended March 31, 2003.

As of March 31, 2005, the Company had approximately 480 shareholders and 2,543,838 outstanding shares of common stock.

DIVIDENDS
The first quarterly dividend on the stock was paid to shareholders on March 15, 1991. Dividends will be paid upon the determination of the Board of Directors that such payment is consistent with the long-term interest of the Company. The factors affecting this determination include the Company's current and projected earnings, operating results, financial condition, regulatory restrictions, future growth plans, and other relevant factors. The Company declared and paid dividends of $0.0133 per share for each of the four quarters of the fiscal year ended March 31, 2002. In fiscal year ended March 31, 2003, the Company paid cash dividends of $0.0133 for the first three quarters of the fiscal year. After the 3-for-2 stock split which occurred during the quarter ended March 31, 2003, the Company paid $0.02 per share cash dividend for that quarter. The cash dividends are stated on a post split basis. The Company paid $0.02 per share cash dividends for each of the quarters during fiscal 2003-2004 and the first quarter of fiscal 2004-2005. The Company paid $0.03 per share cash dividend in each of the last three quarters of 2004-2005.

The ability of the Company to pay dividends depends primarily on the ability of the Bank to pay dividends to the Company. The Bank may not declare or pay a cash dividend on its stock or repurchase shares of its stock if the offset thereof would be to cause its regulatory capital to be reduced below the amount required for the liquidation account or to meet applicable regulatory capital requirements. Pursuant to the OTS regulations, Tier 1 Associations (associations that before and after the proposed distribution meet or exceed their fully phased-in capital requirements) may make capital distributions during any calendar year equal to 100% of net income for the year-to-date plus 50% of the amount by which the association's total capital exceeds its fully phased-in capital requirement as measured at the beginning of the capital year. However, a Tier 1 Association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 Association as a result of such a determination. The Bank is also required to give the OTS 30 days notice prior to the declaration of a dividend. Unlike the Bank, there is no regulatory restriction on the payment of dividends by the Company; however, it is subject to the requirements of South Carolina. South Carolina generally prohibits the Company from paying dividends if, after giving effect to a proposed dividend: (1) the Company would be unable to pay its debts as they become due in the normal course of business, or (2) the Company's total assets would be less than its total liabilities plus the sum that would be needed to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend.

A familiar face.

The Board of Directors of Security Federal Corporation is pleased to announce the recent promotion of Roy G. Lindburg to Executive Vice President, Treasurer and Chief Financial Officer of Security Federal Corporation and its subsidiaries.

Having already served the bank for over 10 years as Treasurer and CFO, Roy has done an excellent job managing the bank's investment portfolio maximizing the spread between assets and liabilities while maintaining adequate liquidity and minimim interest rate risk. A Certified Public Accountant with over 21 years of banking experience, Roy is a member of the University of South Carolina Aiken School of Business Advisory Board as well as a Member of the South Carolina Bankers Association Asset/Liability Committee. Roy also serves as a Deacon at Grace Brethren Church.

We are very fortunate to have such an experienced and committed associate as a key member of our team.

Roy G. Lindburg,
Executive Vice President,
Treasurer and Chief Financial Officer

Shareholder Information
------------------------------------------------------------------------------

Annual and Other Reports

The Company is required to file an annual report on Form 10-K for its fiscal year ended March 31, 2005 with the Securities and Exchange Commission. Copies of Form 10-K, Security Federal Corporation's annual report, and the Company's quarterly reports may be obtained from and inquiries may be addressed to Mrs. Ruth L. Vance of Security Federal Corporation.


GENERAL                 TRANSFER               SPECIAL
INQUIRIES               AGENT                  COUNSEL

Mrs. Ruth L. Vance      Security Federal       Breyer & Associates, PC
Security Federal         Corporation           Suite 785
 Corp.                  1705 Whiskey Road, S   8180 Greensboro Drive
1705 Whiskey Road, S    P.O. Box 810           McLean, VA 22102
P.O. Box 810            Aiken, SC 29802-0810
Aiken, SC 29802-0810
Phone: 803-641-3000
Toll free: 866-851-3000


INDEPENDENT
AUDITORS

Elliott Davis, LLC
211 York Street, N.E.
Suite One
P.O. Box 930
Aiken, SC 29802-0930

Board of Directors
-----------------------------------------------------------------------------

BOARD OF DIRECTORS

T. Clifton Weeks              Sen. Thomas L. Moore    Harry O. Weeks, Jr.
Chairman                      President               Business Dev. Executive
Security Federal Corp.        Boiler Efficiency, Inc. Hutson-Etherredge Co.
Aiken, SC                     Clearwater, SC          Aiken, SC

Dr. Robert E. Alexander       Timothy W. Simmons      J. Chris Verenes
Chancellor Emeritus           President/CEO           President
Univ. of SC at Aiken          Security Federal Corp.  Security Federal Bank
Aiken, SC                     Aiken, SC               Aiken, SC

Hon. William Clyburn          G. L. Toole, III        Roy G. Lindburg
Member of the South Carolina  Attorney-At-Law         Executive Vice President
 House of Representatives     Aiken, SC                Treasurer/CFO
Aiken, SC                                             Security Federal
                                                       Corporation
                                                      Aiken, SC

------------------------------------------------------------------------------

Directors Emeriti:

Walter E. Brooker, Sr.
President, Brooker's Inc.
Denmark, SC

Robert E. Johnson
Corporate Secretary
Attorney-At-Law (Retired)
Aiken, SC

Bank Advisory Board
------------------------------------------------------------------------------

NORTH AUGUSTA-----------------------------------------------------------------

P. Richard Borden         Rev. G.L. Brightharp               Helen H. Butler
Owner                     Owner                              Retired Banker
Borden Pest Control       G.L. Brightharp & Sons Mortuary    North Augusta, SC
North Augusta, SC         North Augusta, SC


William M. Hixon          Sen. Thomas L. Moore               John P. Potter
Owner                     President                          Director of
Hixon Realty              Boiler Efficiency, Inc.             Finance
North Augusta, SC         Clearwater, SC                     City of North
                                                             Augusta
                                                             North Augusta, SC


WAGENER-----------------------------------------------------------------------

M. Judson Busbee   Chad G. Ingram         Mary T. Lybrand  Michael L. Miller
Owner              Vice President         Retired Banker   Anesthesiologist
Busbee Hardware    New World Enterprises  Wagener, SC      Palmetto Health
Wagener, SC        Wagener, SC                             Richland Memorial
                                                            Hosp.
                                                           Columbia, SC
Richard H. Sumpter
Retired Educator
Wagener, SC


MIDLAND VALLEY----------------------------------------------------------------

Charles A. Hilton         Rev. Nathaniel Irvin, Sr.       Gloria Busch-Johnson
General Manager           Pastor                          Consultant
Breezy Hill               Old Storm Branch                Aiken, SC
 Water& Sewer              Baptist Church
Graniteville, SC          Clearwater, SC


Sen. Thomas L. Moore      Glenda K. Napier         Carlton B. Shealy
President                 Co-Owner                 Owner
Boiler Efficiency, Inc.   Napier Funeral Home      C. Shealy Realty Builders &
Clearwater, SC            Graniteville, SC          Developers
                                                   North Augusta, SC


WEST COLUMBIA-LEXINGTON-------------------------------------------------------

Eleanor Powell Clark         Sandra Dooley Parker     L. Todd Sease
Owner/Operator               Attorney                 Partner
B & E Enterprises Inc.       Dooley, Dooley, Spence,  Jumper, Carter, Sease
dba McDonald's                Parker & Hipp, PA        Architects, PA
Columbia, SC                 Lexington, SC            West Columbia, SC

L. Ed Kirkland, Jr.          Sen. Nikki G. Setzler    Dianne Light
Owner/Agent                  Sr. Partner              Owner
L. Ed Kirkland & Co., LLC    Setzler & Scott, PA      Diane's on Devine
Columbia, SC                 Law Firm                  & Dipmato's Deli
                             West Columbia, SC        Columbia, SC

Jan Hook-Stamps              Donald T. Martin
Owner                        Controller, CPA
Southern Anesthesia &        Nexsen, Pruet, Jacobs
 Surgical Co.                 Pollard, LLP
West Columbia, SC            Columbia, SC

Management Team
------------------------------------------------------------------------------

T. Clifton Weeks        Chairman of Security Federal Corporation
Timothy W. Simmons      Chairman and Chief Executive Officer, Security Federal
                         Bank
G. L. Toole, III        Vice President
Robert E. Johnson       Corporate Secretary
J. Chris Verenes        President, Security Federal Bank
Roy G. Lindburg         Executive Vice President, Treasurer and Chief
                         Financial Officer
Joseph C. Taylor        Vice President, Senior Operations Officer
Francis M. Thomas, Jr.  Senior Vice President - Aiken Area Executive
Marian A. Shapiro       Senior Vice President - Midlands Area Executive
Sandra M. Bartlett      Vice President - Human Resources
Kathryn Y. Carr         Vice President - Special Assets
Carol P. McCleskey      Vice President - Branch Administration
Audrey Varn             Vice President, Senior Trust Officer
Matthew B. Fry          Audit Department Manager
Gabriele C. Dukes       Vice President - Financial Counseling/Community
                         Development
Rodney K. Ingle         Vice President - Business Development/Commercial Loans
Janice S. Hauerwas      Vice President - Mortgage Loan Originator
Gregory D. Warfield     Vice President - Mortgage Loan Originator
William O. Boyte, III   Vice President - Construction Lending - Midlands Area
James E. Bristow        Vice President - Business Development/Commercial Loans
Paul T. Rideout         Vice President - Business Development/Commercial Loans
H. Stanley Price        Vice President - Business Development/Commercial Loans
Elsie K. Dicks          Vice President - Credit Administration
Etta A. Petroff         Assistant Vice President - Mortgage Loan
                         Production/Secondary Marketing
Andrea P. Haltiwanger   Assistant Vice President - Marketing
Ruth L. Vance           Assistant Secretary and Assistant Vice President
Margaret A. Hurt        Assistant Treasurer - Accounting
Laura B. Conway         Assistant Vice President - Operations
Kathi J. Snipes         Assistant Vice President - Financial Counseling
Patricia B. Moseley     Assistant Vice President - Loan and Credit Card
                         Servicing
Ann C. Johnson          Assistant Vice President - Purchasing and Facilities
                         Management
Barbara J. Davis        Assistant Vice President - Mortgage Loan Underwriter
Marilyn C. Hensley      Assistant Vice President - Special Assets
Jason S. Redd           Assistant Vice President - Trust, Investments &
                         Insurance


Branch Locations--------------------------------------------------------------

Whiskey Road, Aiken, SC
Dana S. Hall, Assistant Vice President/Manager

North Augusta, SC
Kathy S. Williamson, Assistant Vice President/Manager

Laurens Street, Aiken, SC
Vicky W. Moseley, Assistant Vice President/Manager

Richland Avenue, Aiken, SC
Nicole W. Simmons, Assistant Vice President/Manager

Wal-Mart, Aiken, SC
Tonya Key, Manager

Graniteville, SC
Shane M. Bagby, Assistant Vice President/Manager

Langley, SC
Pat W. Guglieri, Assistant Vice President/Manager

Clearwater, SC
Gail W. Dotson, Assistant Vice President/Manager

Wagener, SC
Sharon M. Swift, Assistant Vice President/Manager

West Columbia, SC
Mary B. Clark, Assistant Vice President/Manager

Lexington, SC
Nancy P. Hutto, Assistant Vice President/Manager

                                  Family Tree
------------------------------------------------------------------------------



                                   Security
                                   Federal
                                   Corporation

                                   -----------


                                   Security
                                   Federal
                                   Bank


------------------------------------------------------------------------------



       Security                    Security                   Security
       Federal                     Federal                    Federal
       ---------------             ---------------            --------------
       Trust, Inc.                 Investments, Inc.          Insurance, Inc.

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

                                  Exhibit 23

                        Consent of Elliott Davis, LLC

           CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors
Security Federal Corporation

     We consent to incorporation by reference in the Registration Statement No. 33-80008, 333-3150 and 333-102337 on Form S-8 of our report dated May 9,
2005, relating to the consolidated balance sheet of Security Federal Corporation and subsidiaries as of March 31, 2005 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended, which report appears in the March 31, 2005 annual report on Form 10-K.


                                             /s/ Elliott Davis, LLC


Columbia, South Carolina
June 23, 2005

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

Date: June 29, 2005
                                        /s/Timothy W. Simmons
                                        ------------------------------
                                        Timothy W. Simmons
                                        President and Chief Executive Officer

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

Date: June 29, 2005
                                        /s/Roy G. Lindburg
                                        ------------------------------
                                        Roy G. Lindburg
                                        Treasurer and Chief Financial Officer

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

Dated:  June 29, 2005