Form 10-Q
period 2005-06-30
SECURITY FEDERAL CORPORATION
filed 2005-08-15
CIK 818677

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC  20549

                                 FORM 10-Q
(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD: FROM_____________TO_____________


                       COMMISSION FILE NUMBER:  0-16120

                        SECURITY FEDERAL CORPORATION
            (Exact name of Registrant as specified in Its Charter)

              South Carolina                         57-0858504
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


          CLASS:              OUTSTANDING  SHARES AT:          SHARES:
         --------------      -------------------------        -------------
         Common Stock,             July 31, 2005               2,535,626
         par value $0.01
         per share

                                      INDEX

------------------------------------------------------------------------------


PART I. FINANCIAL INFORMATION (UNAUDITED)                           PAGE NO.

Item 1.  Financial Statements (Unaudited):

           Consolidated Balance Sheets at June 30, 2005
           and March 31, 2005                                          1

           Consolidated Statements of Income for the Three
           Months Ended June 30, 2005 and 2004                         2

           Consolidated Statements of Shareholders' Equity
           and Comprehension Income at June 30, 2004 and 2005          3

           Consolidated Statements of Cash Flows for the Three
           Months Ended June 30, 2005 and 2004                         4

           Notes to Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk    17

Item 4.  Controls and Procedures                                       17

------------------------------------------------------------------------------

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                             18


Item 2.  Unregistered Sales of Equity Securities and Use
         of Proceeds                                                   18

Item 3.  Defaults Upon Senior Securities                               18

Item 4.  Submission of matters to a Vote of Security Holders           18

Item 5.  Other Information                                             18

Item 6.  Exhibits                                                      18

Signatures                                                             19

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

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                  Security Federal Corporation and Subsidiaries

                           Consolidated Balance Sheets

                                              June 30, 2005    March 31, 2005
                                              ------------     --------------
Assets:                                         (Unaudited)       (Audited)
  Cash And Cash Equivalents                    $ 9,372,461       $7,916,488
  Investment And Mortgage-Backed Securities:
   Available For Sale: (Amortized cost of
                       $164,142,202 at June
                       30, 2005 and
                       $166,364,642 at March
                       31, 2005)               163,260,979      164,814,819
   Held To Maturity:   (Fair value of
                       $75,664,241 at June
                       30, 2005 and
                       $74,770,902 at
                       March 31, 2005)          76,254,861       76,260,904
                                              ------------     ------------
  Total Investment And Mortgage-Backed
  Securities                                   239,515,840      241,075,723
                                              ------------     ------------
  Loans Receivable, Net:
   Held For Sale                                   749,166        2,277,762
   Held For Investment:(Net of allowance of
                       $6,428,900 at June
                       30, 2005 and
                       $6,284,055 at March
                       31, 2005)               332,969,214      314,611,373
                                              ------------     ------------
  Total Loans Receivable, Net                  333,718,380      316,889,135
                                              ------------     ------------
  Accrued Interest Receivable:
   Loans                                           910,356          901,872
   Mortgage-Backed Securities                      535,425          555,933
   Investments                                     631,367          721,744
  Premises And Equipment, Net                    8,008,532        7,914,043
  Federal Home Loan Bank Stock, At Cost          6,360,500        6,234,500
  Repossessed Assets Acquired In Settlement
   Of Loans                                         77,000           53,000
  Other Assets                                   3,322,505        3,716,035
                                              ------------     ------------
Total Assets                                  $602,452,366     $585,978,473
                                              ============     ============
Liabilities And Shareholders' Equity
Liabilities:
  Deposit Accounts                            $441,205,337     $430,287,391
  Advances From Federal Home Loan Bank         114,963,000      112,038,000
  Other Borrowed Money                           6,486,243        5,594,157
  Advance Payments By Borrowers For Taxes
   And Insurance                                   597,606          417,410
  Other Liabilities                              2,801,614        2,530,450
                                              ------------     ------------
Total Liabilities                             $566,053,800     $550,867,408
                                              ------------     ------------


Shareholders' Equity:
  Serial Preferred Stock, $.01 Par Value;
   Authorized Shares- 200,000; Issued
   And Outstanding Shares- None               $          -    $          -
  Common Stock, $.01 Par Value; Authorized
   Shares - 5,000,000; Issued - 2,544,438
   And Outstanding Shares - 2,525,617 At
   June 30, 2005 And 2,543,838 And
   2,522,127 At March 31, 2005                      25,444          25,438
  Additional Paid-In Capital                     4,191,800       4,181,804
  Treasury Stock, (At Cost, 9,277
   and 8,077 shares, respectively)                (190,889)       (165,089)
  Indirect Guarantee Of Employee Stock
   Ownership Trust Debt                           (215,503)       (276,217)
  Accumulated Other Comprehensive Income
   (Loss)                                         (546,712)       (961,504)
  Retained Earnings, Substantially Restricted   33,134,426      32,306,633
                                              ------------    ------------
Total Shareholders' Equity                    $ 36,398,566    $ 35,111,065
                                              ------------    ------------
Total Liabilities And Shareholders' Equity    $602,452,366    $585,978,473
                                              ============    ============

See accompanying notes to consolidated financial statements.

                 Security Federal Corporation and Subsidiaries

                 Consolidated Statements of Income (Unaudited)

                                                 Three Months Ended June 30,
                                                ----------------------------
                                                    2005             2004
                                                -----------      -----------
Interest Income:
 Loans                                          $ 5,185,122      $ 3,835,261
 Mortgage-Backed Securities                       1,393,287          878,361
 Investment Securities                              819,557        1,323,278
 Other                                               14,227            6,600
                                                -----------      -----------
Total Interest Income                             7,412,193        6,043,500
                                                -----------      -----------
Interest Expense:
 NOW And Money Market Accounts                    1,253,183          894,613
 Passbook Accounts                                   44,199           43,399
 Certificate Accounts                             1,212,583          770,868
 Advances And Other Borrowed Money                  979,237          886,770
                                                -----------      -----------
Total Interest Expense                            3,489,202        2,595,650
                                                -----------      -----------
Net Interest Income                               3,922,991        3,447,850
 Provision For Loan Losses                          165,000          195,000
                                                -----------      -----------
 Net Interest Income After Provision
  For Loan Losses                                 3,757,991        3,252,850
                                                -----------      -----------
Other Income:
 Net Gain On Sale Of Investments                     17,540                -
 Gain On Sale Of Loans                              135,310          122,425
 Loan Servicing Fees                                 48,568           43,637
 Service Fees On Deposit Accounts                   283,197          313,680
 Other                                              205,760          179,213
                                                -----------      -----------
Total Other Income                                  690,375          658,955
                                                -----------      -----------
General And Administrative Expenses:
 Salaries And Employee Benefits                   1,760,947        1,598,825
 Occupancy                                          311,847          254,535
 Advertising                                         25,469           31,622
 Depreciation And Maintenance Of Equipment          251,801          275,924
 FDIC Insurance Premiums                             14,519           14,705
 Other                                              631,541          518,167
                                                -----------      -----------
Total General And Administrative Expenses         2,996,124        2,693,778
                                                -----------      -----------

 Income Before Income Taxes                       1,452,242        1,218,027
 Provision For Income Taxes                         523,000          416,000
                                                -----------      -----------
Net Income                                      $   929,242      $   802,027
                                                ===========      ===========

Basic Net Income Per Common Share               $      0.37      $      0.32
                                                ===========      ===========
Diluted Net Income Per Common Share             $      0.36      $      0.31
                                                ===========      ===========
Cash Dividend Per Share On Common Stock         $      0.04      $      0.02
                                                ===========      ===========
Basic Weighted Average Shares Outstanding         2,530,389        2,522,600
                                                ===========      ===========
Diluted Weighted Average Shares Outstanding       2,556,205        2,562,892
                                                ===========      ===========

See accompanying notes to consolidated financial statements.


                                Security Federal Corporation and Subsidiaries
            Consolidated Statements of Shareholders' Equity and Comprehensive Income (Unaudited)


                                                                      Accumulated
                                   Additional           Indirect        Other
                           Common  Paid-In    Treasury  Guarantee of  Comprehensive   Retained
                            Stock  Capital    Stock     ESOP Debt     Income (Loss)   Earnings     Total
                           ------  ---------- --------  ----------    -------------  ----------  ----------
Balance At March 31,
 2004                     $ 25,333 $4,013,674 $      -  $(336,972)  $   689,755     $29,080,125  $33,471,915
Net Income                       -          -        -          -             -         802,027      802,027
Other Comprehensive Income,
 Net Of Tax:
 Unrealized Holding Losses
   On Securities Available
   For Sale                      -          -        -          -    (2,222,875)             -   (2,222,875)
                                                                                                -----------
 Comprehensive Income            -          -        -          -             -              -   (1,420,848)
 Decrease in Indirect
   Guarantee Of ESOP Debt        -          -        -     60,755             -              -       60,755
 Cash Dividends                  -          -        -          -             -        (50,666)     (50,666)
                          -------- ----------  ------- ----------   -----------    -----------  -----------
Balance At June 30, 2004  $ 25,333 $4,013,674  $     - $ (276,217)  $(1,533,120)   $29,831,486  $32,061,156
                          ======== ==========  ======= ==========   ===========    ===========  ===========


                                                                      Accumulated
                                   Additional           Indirect        Other
                           Common  Paid-In    Treasury  Guarantee of  Comprehensive   Retained
                            Stock  Capital    Stock     ESOP Debt     Income (Loss)   Earnings     Total
                           ------  ---------- --------  ----------    -------------  ----------  ----------

Balance At March 31,
 2005                     $ 25,438 $4,181,804 $(165,089) $(276,217)    $ (961,504)  $32,306,633  $35,111,065
Net Income                       -          -         -          -              -       929,242      929,242
Other Comprehensive Income,
 Net Of Tax:
 Unrealized Holding Gains
   On Securities Available
   For Sale                      -          -         -           -       403,917             -      403,917
 Plus Reclassification
   Adjustments for Gains
   Included in Net Income        -          -         -           -        10,875             -      10,875
                                                                                                -----------
Comprehensive Income             -          -         -           -             -             -   1,344,034
Purchase of Treasury Stock
 At cost, 1,200 shares                          (25,800)                                            (25,800)
Exercise of Stock Options        6      9,996                                                        10,002
Decrease in Indirect Guarantee
 Of ESOP Debt                    -          -         -      60,714             -             -      60,714
Cash Dividends                   -          -         -           -             -      (101,449)   (101,449)
                          -------- ---------- ---------  ----------    ----------   ----------- -----------
 Balance At June 30, 2005 $ 25,444 $4,191,800 $(190,889) $ (215,503)   $ (546,712)  $33,134,426 $36,398,566
                          ======== ========== =========  ==========    ==========   =========== ===========

See accompanying notes to consolidated financial statements.



                Security Federal Corporation and Subsidiaries

              Consolidated Statements of Cash Flows (Unaudited)

                                                 Three Months Ended June 30,
                                                -----------------------------
                                                    2005              2004
                                                -----------       -----------
Cash Flows From Operating Activities:
Net Income                                        $ 929,242         $ 802,027
Adjustments To Reconcile Net Income To
Net Cash Provided By Operating Activities:
  Depreciation Expense                              241,003           215,846
  Discount Accretion And Premium
   Amortization                                     259,436           313,403
  Provisions For Losses On Loans And
   Real Estate                                      165,000           195,000
  Gain On Sale Of Loans                            (135,310)         (122,425)
  Gain On Sale Of Mortgage Backed
   Securities Available For Sale                    (17,540)                -
  Loss On Sale Of Real Estate                        14,230                 -
  Amortization Of Deferred Fees On Loans            (48,034)          (52,233)
  Proceeds From Sale Of Loans Held For Sale       8,285,951         7,477,620
  Origination Of Loans For Sale                  (6,622,045)       (6,966,458)
  (Increase) Decrease In Accrued Interest
   Receivable:
   Loans                                             (8,484)           29,824
   Mortgage-Backed Securities                        20,508           (42,644)
   Investments                                       90,377           (15,865)
   Increase In Advance Payments By Borrowers        180,196           166,727
   (Gain) on Disposition of Premises and
     Equipment                                            -            (3,325)
   Other, Net                                       471,610          (191,730)
                                                -----------       -----------
Net Cash Provided By Operating Activities         3,826,140         1,805,767
                                                -----------       -----------
Cash Flows From Investing Activities:
  Principal Repayments On Mortgage-Backed
   Securities Available For Sale                 12,417,076        14,162,776
  Principal Repayments On Mortgage-Backed
   Securities Held To Maturity                        5,230             8,284
  Purchase Of Investment Securities
   Available For Sale                            (8,998,000)                -
  Purchase Of Investment Securities Held
   To Maturity                                            -       (11,991,800)
  Purchase Of Mortgage-Backed Securities
   Available For Sale                            (5,596,261)      (30,243,147)
  Proceeds From Sale Of Mortgage-Backed
   Securities Available For Sale                  1,968,194                 -
  Maturities Of Investment Securities
   Available For Sale                             2,190,338         4,000,000
  Maturities of Investment Securities Held
   To Maturity                                            -         4,000,000
  Purchase Of FHLB Stock                         (1,575,000)       (1,320,000)
  Redemption Of FHLB Stock                        1,449,000           560,200
  (Increase) Decrease In Loans To Customers     (18,529,421)       (5,205,349)
  Proceeds From Sale Of Repossessed Assets           16,384            52,066
  Purchase And Improvement Of Premises And
   Equipment                                       (335,492)       (1,114,286)
  Proceeds from Sale of Premises And
   Equipment                                              -             3,325
                                                -----------       -----------
Net Cash Used By Investing Activities           (16,987,952)      (27,087,931)
                                                -----------       -----------
Cash Flows From Financing Activities:
  Increase In Deposit Accounts                   10,917,946        12,562,407
  Proceeds From FHLB Advances                    48,195,000        40,863,000
  Repayment Of FHLB Advances                    (45,270,000)      (27,368,000)
  Net Proceeds Of Other Borrowings                  892,086           135,685

  Dividends To Shareholders                        (101,449)          (50,666)
  Purchase Of Treasury Stock                        (25,800)                -
  Proceeds From Exercise of Stock Options            10,002                 -
                                                -----------       -----------
Net Cash Provided By Financing Activities        14,617,785        26,142,426
                                                -----------       -----------

                                                                   (Continued)

            Security Federal Corporation and Subsidiaries

      Consolidated Statements of Cash Flows (Unaudited) Continued

                                                 Three Months Ended June 30,
                                                -----------------------------
                                                    2005              2004
                                                -----------       -----------
Net Increase In Cash And Cash Equivalents         1,455,973           860,261
Cash And Cash Equivalents At Beginning
 Of Period                                        7,916,488         6,749,211
                                                -----------       -----------
Cash And Cash Equivalents At End Of Period      $ 9,372,461       $ 7,609,472
                                                ===========       ===========
Supplemental Disclosure Of Cash Flows
 Information:
Cash Paid During The Period For Interest        $ 3,442,441       $ 2,775,454
Cash Paid During The Period For Income Taxes    $    51,195       $   338,532
Additions To Repossessed Assets Acquired
 Through Foreclosure                            $    54,614       $   156,197
(Increase) Decrease In Accumulated Other
 Comprehensive Loss, Net Of Taxes               $   414,792       $(2,222,875)

See accompanying notes to consolidated financial statements.

            Security Federal Corporation and Subsidiaries

         Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in our March 31, 2005 Annual Report to Shareholders when reviewing interim financial statements. The results of operations for the three-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, and business of Security Federal Corporation. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, changes in interest rates, the demand for loans, the regulatory environment, general economic conditions and inflation, and the securities markets. Management cautions readers of this Form 10-Q not to place undue reliance on the forward-looking statements contained herein.

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

3. Loans Receivable, Net

Loans receivable, net, at June 30, 2005 and March 31, 2005 consisted of the following:

                                          June 30, 2005       March 31, 2005
Loans Held For Investment:                -------------       -------------
 Residential Real Estate                  $ 124,263,179       $ 122,622,347
 Consumer                                    52,882,799          50,844,192
 Commercial Business & Real Estate          175,775,823         162,217,200
                                          -------------       -------------
                                            352,921,801         335,683,739
                                          -------------       -------------
Less:
 Allowance For Possible Loan Loss             6,428,900           6,284,055
 Loans In Process                            13,362,785          14,626,913
 Deferred Loan Fees                             160,902             161,398
                                          -------------       -------------
                                             19,952,587          21,072,366
                                          -------------       -------------
                                          $ 332,969,214       $ 314,611,373
                                          =============       =============

Loans held for sale were $749,166 and $2,277,762 at June 30, 2005 and March 31, 2005, respectively.

The following is a reconciliation of the allowance for loan losses for the three months ending:

                                          June 30, 2005       June 30, 2004
                                          -------------       -------------
Beginning Balance                         $   6,284,055       $   5,763,935
Provision                                       165,000             195,000
Charge-offs                                     (29,904)           (119,198)
Recoveries                                        9,749              81,812
                                          -------------       -------------
Ending Balance                            $   6,428,900       $   5,921,549
                                          =============       =============

            Security Federal Corporation and Subsidiaries

4. Securities

Investment and Mortgage-Backed Securities, Held to Maturity
-----------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

                                         Gross        Gross
June 30, 2005             Amortized   Unrealized    Unrealized
-------------               Cost         Gains        Losses      Fair Value
                         -----------   ----------   ----------   -----------
US Government and
 Agency Obligations      $76,000,034    $ 3,704     $ 609,268    $75,394,470
Mortgage-Backed
 Securities                  254,827     14,944             -        269,771
                         -----------    -------     ---------    -----------
Total                    $76,254,861    $18,648     $ 609,268    $75,664,241
                         ===========    =======     =========    ===========

March 31, 2005
--------------

US Government and Agency
 Obligations             $76,000,847    $     -     $1,504,761   $74,496,086
Mortgage-Backed
 Securities                  260,057      4,759              -       274,816
                         -----------    -------     ----------   -----------
Total                    $76,260,904    $14,759     $1,504,761   $74,770,902
                         ===========    =======     ==========   ===========

Investment And Mortgage-Backed Securities, Available For Sale
-------------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

                                        Gross       Gross
June 30, 2005             Amortized   Unrealized  Unrealized
-------------               Cost         Gains      Losses       Fair Value
                        ------------   --------   ----------    ------------
US Government and
 Agency Obligations     $ 12,276,772   $  8,750   $   26,790    $ 12,258,732
Mortgage-Backed
 Securities              151,865,430    482,303    1,345,486     151,002,247
                        ------------   --------   ----------    ------------
Total                   $164,142,202   $491,053   $1,372,276    $163,260,979
                        ============   ========   ==========    ============

March 31, 2005
--------------

US Government and
 Agency Obligations     $  5,469,678   $  4,648   $   19,063    $  5,455,263
Mortgage-Backed
 Securities              160,894,954    457,081    1,992,479     159,359,556
                        ------------   --------   ----------    ------------
Total                   $166,364,632   $461,729   $2,011,542    $164,814,819
                        ============   ========   ==========    ============

            Security Federal Corporation and Subsidiaries

5. Deposit Accounts

A summary of deposit accounts by type with weighted average rates is as follows:

                                     June 30, 2005       March 31, 2005
                                --------------------  -------------------
Demand Accounts:                    Balance   Rate      Balance     Rate
                                --------------------  -------------------

  Checking                      $ 91,936,911   0.93%  $ 88,169,885   0.65%
  Money Market                   166,861,358   2.78%   164,088,081   2.57%
  Regular Savings                 18,665,607   0.98%    17,743,659   0.98%
                                ------------          ------------
Total Demand Accounts            277,463,876   1.95%   270,001,625   1.84%
                                ------------          ------------


Certificate Accounts:

  0-4.99%                        153,925,347           150,486,280
  5.00-6.99%                       9,816,114             9,799,486
                                ------------          ------------
Total Certificate Accounts       163,741,461   3.10%   160,285,766   2.92%
                                ------------          ------------
Total Deposit Accounts          $441,205,337   2.38%  $430,287,391   2.24%
                                ============          ============

6. Advances From Federal Home Loan Bank

Federal Home Loan Bank ("FHLB") advances are summarized by year of maturity and weighted average interest rate in the table below:


                                     June 30, 2005       March 31, 2005
                                  ------------------   --------------------
Fiscal Year Due:                    Balance     Rate     Balance      Rate
                                  ------------------   --------------------
2006                             $ 33,600,000   4.39%  $ 40,675,000   4.09%
2007                               18,000,000   2.83%    18,000,000   2.83%
2008                               10,000,000   2.96%    10,000,000   2.96%
2009                               25,000,000   3.05%    25,000,000   3.05%
2010                                5,000,000   3.09%     5,000,000   3.09%
Thereafter                         23,363,000   3.21%    13,363,000   3.21%
Total Advances                   $114,963,000   3.44%  $112,038,000   3.41%

These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank's portfolio of residential first mortgage loans and approximately $47.7 million in investment securities at June 30, 2005. Advances are subject to prepayment penalties.

The following table shows callable FHLB advances as of the dates indicated. These advances are also included in the above table. All callable advances are callable at the option of the FHLB. If an advance is called, the Bank has the option to payoff the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.


                                       As of June 30, 2005
-----------------------------------------------------------------------------------------------------------
Borrow Date    Maturity Date      Amount      Int. Rate       Type             Call Dates
-----------    -------------    ----------    ---------    -----------    ---------------------------------
11/10/00        11/10/05        $5,000,000     5.85%       Multi-Call     08/10/05 and quarterly thereafter
09/04/02        09/04/07         5,000,000     2.82%       1 Time Call    09/06/05
11/07/02        11/07/12         5,000,000     3.354%      1 Time Call    11/07/07
10/24/03        10/24/08        10,000,000     2.705%      Multi-call     10/24/06 and quarterly thereafter
12/10/03        12/12/05         5,000,000     2.16%       Multi-call     12/12/05 and quarterly thereafter
02/20/04        02/20/14         5,000,000     3.225%      1 Time Call    02/20/09
04/16/04        04/16/14         3,000,000     3.33%       1 Time Call    04/16/08
09/16/04        09/16/09         5,000,000     3.09%       1 Time Call    09/16/07
06/24/05        06/24/15         5,000,000     3.71%       1 Time Call    06/24/10
06/24/05        06/24/10         5,000,000     2.8144%     1 Time Call    06/26/06



                       Security Federal Corporation and Subsidiaries

                Notes to Consolidated Financial Statements (Unaudited), Continued



                                      As of March 31, 2005
-----------------------------------------------------------------------------------------------------------
Borrow Date    Maturity Date      Amount      Int. Rate       Type             Call Dates
-----------    -------------    ----------    ---------    -----------    ---------------------------------
11/10/00       11/10/05         5,000,000      5.85%       Multi-Call     05/10/05 and quarterly thereafter
09/04/02       09/04/07         5,000,000      2.82%       1 Time Call    09/06/05
11/07/02       11/07/12         5,000,000      3.35%       1 Time Call    11/07/07
10/24/03       10/24/08        10,000,000      2.705%      Multi-Call     10/24/06 and quarterly thereafter
12/10/03       12/10/08         5,000,000      2.16%       Multi-Call     12/12/05 and quarterly thereafter
02/20/04       02/20/14         5,000,000      2.14%       1 Time Call    02/20/09
04/16/04       04/16/14         3,000,000      3.33%       1 Time Call    04/16/08
09/16/04       09/16/09         5,000,000      3.09%       1 Time Call    09/17/07






























7.  Regulatory Matters

The following table reconciles the Bank's shareholders' equity to its various regulatory capital positions:
                                          June 30, 2005    March 31, 2005
                                              (Dollars in Thousands)
                                         ----------------------------------
Bank's Shareholders' Equity                     $36,035           $34,690
Unrealized Loss (Gain) On Available
 For Sale Of Securities, Net Of Tax                 546               962
Reduction For Goodwill And Other
 Intangibles                                          -                 -
                                               --------          --------
 Tangible Capital                                36,581            35,652
Qualifying Core Deposits And
 Intangible Assets                                    -                 -
                                               --------          --------
 Core Capital                                    36,581            35,652
Supplemental Capital                              4,421             4,236
Assets Required To Be Deducted                      (23)              (30)
                                                =======          ========
 Risk-Based Capital                             $40,979          $ 39,858
                                                =======          ========

The following table compares the Bank's capital levels relative to the applicable regulatory requirements at June 30, 2005:


                                                       (Dollars in Thousands)
                        ----------------------------------------------------------------------------------
                        Amt. Required    % Required    Actual Amt.    Actual %    Excess Amt.   Excess %
                        ----------------------------------------------------------------------------------
Tangible Capital          $  12,073         2.0%        $  36,581      6.06%     $  24,508        4.06%
Tier 1 Leverage (Core)
 Capital                     24,146         4.0%           36,581      6.06%        12,435        2.06%
Total Risk-Based Capital     28,286         8.0%           40,979     11.59%        12,693        3.59%
Tier 1 Risk-Based (Core)
 Capital                     14,151         4.0%           36,581     10.34%        22,430        6.34%



8.  Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."
SFAS No. 128 specifies the computation, presentation and disclosure requirements for EPS for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market.

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

              Security Federal Corporation and Subsidiaries
     Notes to Consolidated Financial Statements (Unaudited), Continued

The following table provides a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                     For the Quarter Ended
                     --------------------------------------------------------
                                         June 30, 2005
                     --------------------------------------------------------
                           Income
                     (Numerator) Amount    Shares (Denominator)    Per Share
                     ------------------    --------------------   -----------
Basic EPS               $  929,242               2,530,389          $ 0.370
Effect of Diluted
 Securities:
 Stock Options                   -                  20,227           (0.008)
 ESOP                            -                   5,589           (0.002)
                        ----------             -----------          -------
Diluted EPS             $  929,242               2,556,205          $ 0.360
                        ==========             ===========          =======

                                    For the Quarter Ended
                     --------------------------------------------------------
                                         June 30, 2004
                     --------------------------------------------------------
                           Income
                     (Numerator) Amount    Shares (Denominator)    Per Share
                     ------------------    --------------------   -----------
Basic EPS               $  802,027              2,522,600           $ 0.320
Effect of Diluted
 Securities:
 Stock Options                   -                 29,601            (0.007)
 ESOP                            -                 10,691            (0.003)
                        ----------            -----------           -------
Diluted EPS             $  802,027              2,562,892           $ 0.310
                        ==========            ===========           =======

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

                                                  Three Months Ended
                                                      June 30,
                                                   2005      2004
                                                --------   ---------
Net income, as reported                        $ 929,242   $ 802,027
Deduct: Total stock-based employee
 compensation expense determined under
 fair value based method for all awards,
 net of related tax effect                     $ (30,570)  $ (57,124)
Net Income, Pro Forma                          $ 898,672   $ 744,903
Basic earnings share:
 As Reported                                   $    0.37   $    0.32
 Pro Forma                                     $    0.36   $    0.30
Diluted earnings share:
 As reported                                   $    0.36   $    0.31
 Pro forma                                     $    0.35   $    0.29

              Security Federal Corporation and Subsidiaries

  Item 2. Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

Changes in Financial Condition

Total assets of the Company increased $16.5 million or 2.8% during the three months ended June 30, 2005 primarily as a result of an increase of $16.8 million or 5.3% in net loans receivable and a $1.5 million increase in cash and cash equivalents, offset partially by a $1.6 million decrease in total investment and mortgage-backed securities.

Residential real estate loans, net of loans in process, increased $2.9 million or 2.7% during the three months ended June 30, 2005, commercial loans increased $13.6 million or 8.4%, and consumer loans increased $2.0 million or 4.0%. Loans held for sale decreased $1.5 million to $749,000 during the same period.

Repossessed assets increased $24,000 to $77,000 during the three months ended June 30, 2005.

Non-accrual loans totaled $1.6 million at June 30, 2005 compared to $2.4 million at March 31, 2005. The Bank classifies all loans as non-accrual when they become 90 days or more delinquent. At June 30, 2005, the Bank held $870,000 in impaired loans compared to $1.2 million at March 31, 2005. The Bank includes troubled debt restructuring ("TDR") within the meaning of SFAS No. 114 in impaired loans. At June 30, 2005, the Bank had six loans totaling $429,000 in TDRs compared to six loans totaling $434,000 at March 31, 2005. One $13,000 consumer loan TDR secured by a second mortgage on a residential dwelling, was 60 days delinquent. The other five TDRs, three consumer loans totaling $342,000 secured by residential dwellings, a $19,000 unsecured commercial loan, and a $55,000 commercial loan secured by two rental properties, were current as of June 30, 2005.

Deposits increased $10.9 million or 2.5% during the three months ended June 30, 2005 as a result of competitive rates offered by the Bank. FHLB advances increased $2.9 million or 2.6% to $115.0 million during the same period due to an effort to lock in some longer term advances before interest rate increase further. Other borrowings, consisting of commercial repurchase sweep accounts, increased $892,000 or 16.0% to $6.5 million during the three-month period.

The Board of Directors of the Company declared the 58th consecutive quarterly dividend, which was $.04 per share, in April 2005, which totaled $101,000.
The employee stock ownership trust of the Company paid $61,000 of principal on the employee stock ownership plan loan during the three-month period. Accumulated Other Comprehensive Loss, net of tax, decreased $415,000 during the three months ended June 30, 2005. The Company's net income for the three-month period was $929,000. These items, in total, increased shareholders' equity by $1.3 million or 3.7% during the three months ended June 30, 2005. Book value per share was $14.41 at June 30, 2005 compared to $13.92 at March 31, 2005.

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

Loan repayments and maturities of investments are a significant source of funds, whereas loan disbursements and the purchase of investments are a primary use of the Company's funds. During the three months ended June 30, 2005, loan disbursements exceeded loan repayments resulting in a $16.8 million or 5.3% increase in total net loans receivable.

Deposits and other borrowings are also an important source of funds for the Company. During the three months ended June 30, 2005, deposits increased $10.9 million and FHLB advances increased $2.9 million. The Bank had $65.6 million in additional borrowing capacity at the FHLB at the end of the period. At June 30, 2005, the Bank had $108.6 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a major portion of these certificates will be renewed.

           Security Federal Corporation and Subsidiaries

       Management's Discussion and Analysis of Financial Condition
                      and Results of Operations

Liquidity and Capital Resources, Continued

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. At June 30, 2005, the Bank had $28.9 million in unused consumer lines of credit, including home equity lines and unsecured lines. The Bank also had $30.6 million in unused commercial lines of credit and $1.1 million in letters of credit committed to customers. The majority of the $60.6 million will not be drawn at the same time. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the Bank upon extension of credit, is based on a credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Bank manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

In recent quarters, the components of the Company's cash flow, operating activities, investing activities, and financing activities, have been relatively stable. Management believes that the Company's liquidity will continue to be supported by the Company's deposit base, borrowing capacity, and cash flow and maturities of investments during the next year.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the audited consolidated financial statements at March 31, 2005 as filed on our Annual Report on Form 10-K. Certain accounting policies involve significant judgements and assumptions by management which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

The Company values impaired loans at the loan's fair value if it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement at the present value of expected cash flows, the market price of the loan, if available, or the value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to interest and then to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

               Security Federal Corporation and Subsidiaries

         Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

Accounting and Reporting Changes

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In April 2005, the Securities and Exchange Commission's ("SEC") Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin ("SAB") No. 107 to provide guidance regarding the application of Financial Accounting Standards Board ("FASB") Statement No. 123 (revised 2004), "Share-Based Payment." Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretive guidance related to the interaction between Statement No. 123(R) and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share- based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123(R).

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB Opinion No. 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The adoption of this Statement is not expected to have a material impact on the financial condition or operating results of the Company.

In December 2004, the FASB issued SFAS No, 123 (revised 2004), "Share-Based Payments" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payments arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after June 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flow.

In March 2004, the SEC issued SAB No. 105, "Application of Accounting Principles to Loan Commitments," to inform registrants of the staff's view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB No. 105 must be applied to the loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. The Company adopted the provisions of SAB No. 105 on April 1, 2004. The adoption of SAB No. 105 did not have a material impact on the Company's financial condition or results of operations.

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

             Security Federal Corporation and Subsidiaries

     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations

Accounting and Reporting Changes, Continued

In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet data but for which other-than-temporary impairments has not been recognized. Accordingly the EITF issued EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This issue addresses the meaning of other-than-temporary impairments and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. The disclosure requirements of EITF No. 03-1 are effective for financial statements for fiscal years ending after June 15, 2004. The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed. The FASB staff has issued a proposed Board-directed FASB Staff Position ("FSP"), FSP EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1." The proposed FSP would provide implementation guidance with respect to debt securities that are impaired due to interest rates and/or sector spreads and analyzed for other-than-temporary impairments under the measurement and recognition requirements of EITF No. 03-1. The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company's financial position or results of operations.

Impact of Inflation and Changing Prices

The consolidated financial statements, related notes, and other financial information presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in relative purchasing power over time due to inflation. Unlike industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does inflation. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of changes in interest rates.

             Security Federal Corporation and Subsidiaries

    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005
--------------------------------------------------------------

Net Income

Net income was $929,000 for the three months ended June 30, 2005, representing an increase in earnings of $127,000 or 15.9% from $802,000 for the same period in 2004. The primary reason for the increased earnings was an increase in net interest income offset partially by an increase in general and administrative expenses.

Net Interest Income

Net interest income increased $475,000 or 13.8% to $3.9 million during the three months ended June 30, 2005, compared to the same period in 2004, as a result of an increase in interest income offset in part by an increase in interest expense. Average interest earning assets increased $51.2 million while average interest-bearing liabilities increased $44.3 million. The interest rate spread increased 4 basis points to 2.50% during the three months ended June 30, 2005 compared to the same period in 2004.

Interest income on loans increased $1.3 million or 35.2% to $5.2 million during the three months ended June 30, 2005 as a result of the average loan portfolio balance increasing $64.8 million and the yield in the loan portfolio increasing 49 basis points. Interest income from investment, mortgage-backed, and other securities increased $19,000 or 0.9% due to an increase in the yield in the investment portfolio of 19 basis points despite a decrease in the average balance of the portfolio of $13.5 million. Total interest income increased $1.4 million or 22.7% to $7.4 million for the three months ended June 30, 2005 from $6.0 million for the same period in 2004.

Total interest expense increased $894,000 or 34.4% to $3.5 million during the three months ended June 30, 2005 compared to $2.6 million for the same period one-year earlier. Interest expense on deposits increased $801,000 or 46.9% during the period as average interest bearing deposits grew $36.9 million compared to the average balance in the three months ended June 30, 2004 while the cost of deposits increased 50 basis points. Interest expense on advances and other borrowings increased $92,000 or 10.4% as the cost of debt outstanding increased 11 basis points during the 2005 period compared to 2004 while average total borrowings outstanding increased approximately $1.8 million.

Provision for Loan Losses

The Bank's provision for loan losses was $165,000 during the three months ended June 30, 2005 compared to $195,000 for the quarter ended June 30, 2004. The amount of the provision is determined by management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $1.6 million at June 30, 2005 compared to $2.4 million at March 31, 2005 and $2.3 million at June 30, 2004. The ratio of allowance for loan losses to the Company's total loans was 1.89% at June 30, 2005 compared to 1.94% at March 31, 2005. Net charge-offs were $21,000 during the three months ended June 30, 2005 compared to $37,000 during the same period in 2004.

Other Income

Total other income increased $31,000 or 4.8% to $690,000 during the three months ended June 30, 2005 compared to the same period a year ago. Net gain on sale of investments was $18,000 during the quarter ended June 30, 2005,
while there were no gains for the same period in 2004.   Gain on sale of loans
increased $13,000 or 10.5% to $135,000, loan servicing fees increased $5,000 to $49,000, and service fees on deposit accounts decreased $30,000 or 9.7% to $283,000 as a result of an increase in the average rate used to offset commercial analysis charges on business demand accounts. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions, trust fees, and other miscellaneous fees increased $27,000 or 14.8% to $206,000 during the three months ended June 30, 2005, compared to the same period last year.

             Security Federal Corporation and Subsidiaries

       Management's Discussion and Analysis of Financial Condition
                      and Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005, CONTINUED
-------------------------------------------------------------------------

General and Administrative Expenses

General and administrative expenses increased $302,000 or 11.2% to $3.0 million during the three months ended June 30, 2005 compared to the same period in 2004 due primarily to an increase in salaries and employee benefits expense. Salaries and employee benefits expense increased $162,000 or 10.1% due to the hiring of additional lending officers and lending personnel in addition to normal annual increases. Occupancy expense increased $57,000 or 22.5% due primarily to the renovation of some branch offices. Advertising expense decreased $6,000 to $26,000, depreciation and maintenance of equipment expense decreased $24,000 or 8.7%, and FDIC insurance premiums remained constant at $15,000 for both periods. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, increased $113,000 or 21.9% to $632,000 due to increased legal and consulting expense for the preparation of complying with the Sarbanes-Oxley Act for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

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

For the three month period ended June 30, 2005, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.50%. As of the year ended March 31, 2005, the interest rate spread was 2.45%. The interest rate
spread increased due to the growth of loan receivables.   Loan receivables
earn a higher yield than investment securities. However, if interest rates were to increase suddenly and significantly, the Bank's net interest income and net interest spread would be compressed.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 ("Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is
(i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and
(ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls: In the quarter ended June 30, 2005, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Item 2   Unregistered sales of Equity Securities and Use Of Proceeds
         -----------------------------------------------------------

                                                  (c)Total No.
                                                  of Shares
                                                  Purchased as  (d)Maximum No.
                          (a)Total                Part of       of Shares
                          No. of      (b)Average  Publicly      that May Yet
                          Shares      Price Paid  Announced     Be Purchased
Period                    Purchased   per Share   Plan(1)       Under the Plan
---------------           ---------   ---------   ----------    --------------

April 1-April 30, 2005         -            -           -          117,923 (1)

May 1-May 31, 2005             -            -           -          117,923

June 1-June 30, 2005       1,200       $21.50       1,200          116,723

Total                      1,200       $21.50       1,200          116,723

(1) On May 17, 2005, the Company's Board of Directors authorized a 5% repurchase plan, or 126,000 shares of the Company's outstanding common stock. As of June 30, 2005, 9,277 shares have been repurchased under this program.

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

                 Incentive Compensation Plan (3)

            31.1 Certification of the Chief Executive Officer Pursuant to
                 Section 302 of the Sarbanes-Oxley Act.

            31.2 Certification of the Chief Financial Officer Pursuant to
                 Section 302 of the Sarbanes-Oxley Act.

             32  Certifications Pursuant to Section 906 of the Sarbanes-Oxley
                 Act.

             Security Federal Corporation and Subsidiaries

 (1) Filed as Exhibit B to the Company's June 23, 1998 proxy statement and incorporated herein by reference.

 (2) Filed as Exhibit 3.2 to the Company's Form 8-K filed September 1, 1998 and incorporated herein by reference.

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


                                          SECURITY FEDERAL CORPORATION



Date: August 12, 2005                     By:/s/Timothy W. Simmons
      ---------------------                  --------------------------------
                                             Timothy W. Simmons
                                             President
                                             Duly Authorized Representative





Date: August 12, 2005                     By:/s/Roy G. Lindburg
      ---------------------                  --------------------------------
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

Date: August 12, 2005
                                    /s/Timothy W. Simmons
                                    ---------------------------------------
                                    Timothy W. Simmons
                                    President and Chief Executive Officer

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

Date: August 12, 2005
                                         /s/Roy G. Lindburg
                                         -----------------------------------
                                         Roy G. Lindburg
                                         Chief Financial Officer

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

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q that:

      1. the report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

      2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of Security Federal Corporation.


/s/Timothy W. Simmons                           /s/Roy G. Lindburg
----------------------------                    -----------------------------
Timothy W. Simmons                              Roy G. Lindburg
Chief Executive Officer                         Chief Financial Officer


Dated: August 12, 2005