Form 10-Q
period 2005-09-30
SECURITY FEDERAL CORPORATION
filed 2005-11-09
CIK 818677

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549
                             FORM 10 - Q
(Mark one)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

           1705 WHISKEY ROAD, AIKEN, SOUTH CAROLINA 29801
        (Address of Principal Executive Office And Zip code)

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

                        YES  [X]         NO  [ ]
                           -------         -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        YES  [ ]         NO  [X]
                           -------         -------
Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act).

                        YES  [ ]         NO  [X]
                           -------         -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         CLASS:            OUTSTANDING SHARES AT:             SHARES:
       ----------         ------------------------           ---------
  Common Stock, par          October 31, 2005                2,535,176
  value $0.01 per share

                                  INDEX
----------------------------------------------------------------------------

 PART I.     FINANCIAL INFORMATION (UNAUDITED)                     PAGE NO.

 Item 1.     Financial Statements (Unaudited):

               Consolidated Balance Sheets at September 30,              1
                2005 and March 31, 2005

               Consolidated Statement of Income for the Three            2
                and Six Months Ended September 30, 2005 and 2004

               Consolidated Statements of Shareholders' Equity and       4
                Comprehensive Income at September 30, 2004 and 2005

               Consolidated Statements of Cash Flows for the Six         5
                Months Ended September 30, 2005 and 2004

               Notes to Consolidated Financial Statements                7


Item 2.     Management's Discussion and Analysis of Financial           13
             Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures about Market       19
             Risk

Item 4.     Controls and Procedures                                     19

-----------------------------------------------------------------------------

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                           21

Item 2.     Unregistered Sales of Equity Securities and
             Use of Proceeds                                            21

Item 3.     Defaults Upon Senior Securities                             21

Item 4.     Submission of Matters to Vote of Security Holders           21

Item 5.     Other Information                                           21

Item 6.     Exhibits                                                    21

            Signatures                                                  22

-----------------------------------------------------------------------------

                             SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

             Security Federal Corporation and Subsidiaries

                      Consolidated Balance Sheets

                                            September 30,         March 31,
                                                 2005               2005
                                            -------------       ------------
Assets:                                       (Unaudited)        (Audited)
 Cash And Cash Equivalents                   $ 11,734,768       $  7,916,488
 Investment And Mortgage-Backed Securities:
   Available For Sale: (Amortized cost of
    $166,124,010 at September 30, 2005 and
    $166,364,642 at March 31, 2005)           164,815,710        164,814,819
   Held To Maturity: (Fair value of
    $75,100,110 at September 30, 2005
    and $74,770,902 at March 31, 2005)         75,996,110         76,260,904
                                            -------------      -------------
 Total Investment And Mortgage-Backed
  Securities                                  240,811,820        241,075,723
                                            -------------      -------------
 Loans Receivable, Net:
  Held For Sale                                 1,738,872          2,277,762
  Held For Investment:(Net of allowance of
   $6,532,667 at September 30, 2005 and
   $6,284,055 at March 31, 2005)              338,032,685        314,611,373
                                            -------------      -------------
  Total Loans Receivable, Net                 339,771,557        316,889,135
                                            -------------      -------------
 Accrued Interest Receivable:
  Loans                                         1,009,041            901,872
  Mortgage-Backed Securities                      526,997            555,933
  Investments                                     865,139            721,744
 Premises And Equipment, Net                    8,664,918          7,914,043
 Federal Home Loan Bank Stock, At Cost          6,402,200          6,234,500
 Repossessed Assets Acquired In
  Settlement Of Loans                              24,370             53,000
 Other Assets                                   3,735,595          3,716,035
                                            -------------      -------------
Total Assets                                $ 613,546,405      $ 585,978,473
                                            =============      =============

Liabilities And Shareholders' Equity
Liabilities:
 Deposit Accounts                           $ 449,667,396      $ 430,287,391
 Advances From Federal Home Loan Bank         116,938,000        112,038,000
 Other Borrowed Money                           6,102,477          5,594,157
 Advance Payments By Borrowers
 For Taxes And Insurance                          743,637            417,410
 Other Liabilities                              2,948,284          2,530,450
                                            -------------      -------------
Total Liabilities                             576,399,794        550,867,408
                                            -------------      -------------
Shareholders' Equity:
 Serial Preferred Stock, $.01 Par
  Value; Authorized Shares - 200,000;
  Issued And Outstanding Shares - None                  -                  -
 Common Stock, $.01 Par Value;
  Authorized Shares - 5,000,000; Issued  -
  2,544,888 And Outstanding Shares -
  2,535,632 At September 30, 2005 And
  2,543,838 And 2,522,127 At March 31, 2005        25,549             25,438
 Additional Paid-In Capital                     4,365,897          4,181,804
 Treasury Stock, (At Cost, 9,712 and
  8,077 Shares, Respectively)                    (200,256)          (165,089)
 Indirect Guarantee Of Employee Stock
  Ownership Trust Debt                           (215,503)          (276,217)
 Accumulated Other Comprehensive
  Income (Loss)                                  (811,669)          (961,504)
 Retained Earnings, Substantially
  Restricted                                   33,982,593         32,306,633
                                            -------------      -------------
 Total Shareholders' Equity                    37,146,611         35,111,065
                                            -------------      -------------
 Total Liabilities And Shareholders'
  Equity                                    $ 613,546,405      $ 585,978,473
                                            =============      =============

See accompanying notes to consolidated financial statements.

                  Security Federal Corporation and Subsidiaries

                  Consolidated Statements of Income (Unaudited)

                                             Three Months Ended September 30,
                                            ---------------------------------
                                                   2005              2004
                                            ---------------     -------------
Interest Income:
 Loans                                      $     5,603,084     $   4,016,449
 Mortgage-Backed Securities                       1,357,721         1,890,851
 Investment Securities                              852,548           328,646
 Other                                               22,060             6,129
                                            ---------------     -------------
Total Interest Income                             7,835,413         6,242,075
                                            ---------------     -------------
Interest Expense:
 NOW And Money Market Accounts                    1,293,353           968,523
 Passbook Accounts                                   44,920            43,569
 Certificate Accounts                             1,340,794           851,749
 Advances And Other Borrowed Money                1,104,785         1,016,367
                                            ---------------     -------------
Total Interest Expense                            3,783,852         2,880,208
                                            ---------------     -------------

Net Interest Income                               4,051,561         3,361,867
 Provision For Loan Losses                          165,000           195,000
 Net Interest Income After Provision        ---------------     -------------
  For Loan Losses                                 3,886,561         3,166,867
                                            ---------------     -------------
Other Income:
 Net Gain On Sale Of Investments                     31,422                 -
 Gain On Sale Of Loans                              118,253           116,398
 Loan Servicing Fees                                 52,191            43,469
 Service Fees On Deposit Accounts                   288,867           311,684
 Other                                              257,949           252,857
                                            ---------------     -------------
Total Other Income                                  748,682           724,408
                                            ---------------     -------------
General And Administrative Expenses:
 Salaries And Employee Benefits                   1,835,356         1,586,088
 Occupancy                                          319,330           269,173
 Advertising                                         43,521            42,903
 Depreciation And Maintenance Of Equipment          258,318           261,098
 FDIC Insurance Premiums                             14,167            14,192
 Other                                              700,962           537,910
                                            ---------------     -------------
Total General And Administrative Expenses         3,171,654         2,711,364
                                            ---------------     -------------

 Income Before Income Taxes                       1,463,589         1,179,911
 Provision For Income Taxes                         513,909           379,905
                                            ---------------     -------------
Net Income                                  $       949,680     $     800,006
                                            ===============     =============

Basic Net Income Per Common Share           $          0.38     $        0.32
                                            ===============     =============
Diluted Net Income Per Common Share         $          0.37     $        0.31
                                            ===============     =============
Cash Dividend Per Share On Common Stock     $          0.04     $        0.03
                                            ===============     =============
Basic Weighted Average Shares Outstanding         2,527,533         2,519,627
                                            ===============     =============
Diluted Weighted Average Shares Outstanding       2,585,543         2,555,774
                                            ===============     =============

See accompanying notes to consolidated financial statements.

                Security Federal Corporation and Subsidiaries

                Consolidated Statements of Income (Unaudited)

                                               Six Months Ended September 30,
                                              --------------------------------
                                                    2005            2004
                                              --------------     -------------
Interest Income:
 Loans                                        $   10,788,206     $   7,851,710
 Mortgage-Backed Securities                        2,751,008         2,769,212
 Investment Securities                             1,672,105         1,651,924
 Other                                                36,287            12,729
                                              --------------     -------------
Total Interest Income                             15,247,606        12,285,575
                                              --------------     -------------
Interest Expense:
 NOW And Money Market Accounts                     2,546,536         1,863,136
 Passbook Accounts                                    89,119            86,968
 Certificate Accounts                              2,553,377         1,622,617
 Advances And Other Borrowed Money                 2,084,022         1,903,137
                                              --------------     -------------
Total Interest Expense                             7,273,054         5,475,858
                                              --------------     -------------

Net Interest Income                                7,974,552         6,809,717
 Provision For Loan Losses                           330,000           390,000
                                              --------------     -------------
 Net Interest Income After Provision For
  Loan Losses                                      7,644,552         6,419,717
                                              --------------     -------------
Other Income:
 Net Gain On Sale Of Investments                      48,962                 -
 Gain On Sale Of Loans                               253,563           238,823
 Loan Servicing Fees                                 100,759            87,106
 Service Fees On Deposit Accounts                    572,064           625,364
 Other                                               463,709           432,070
                                              --------------     -------------
Total Other Income                                 1,439,057         1,383,363
                                              --------------     -------------
General And Administrative Expenses:
 Salaries And Employee Benefits                    3,596,303         3,184,913
 Occupancy                                           631,177           523,708
 Advertising                                          68,990            74,525
 Depreciation And Maintenance Of Equipment           510,119           537,022
 FDIC Insurance Premiums                              28,686            28,897
 Other                                             1,332,503         1,056,077
                                              --------------     -------------
Total General And Administrative Expenses          6,167,778         5,405,142
                                              --------------     -------------

 Income Before Income Taxes                        2,915,831         2,397,938
 Provision For Income Taxes                        1,036,909           795,905
                                              --------------     -------------
Net Income                                    $    1,878,922     $   1,602,033
                                              ==============     =============

Basic Net Income Per Common Share             $         0.74     $        0.64
                                              ==============     =============
Diluted Net Income Per Common Share           $         0.73     $        0.63
                                              ==============     =============
Cash Dividend Per Share On Common Stock       $         0.08     $        0.04
                                              ==============     =============
Basic Weighted Average Shares Outstanding          2,528,961         2,521,144
                                              ==============     =============
Diluted Weighted Average Shares Outstanding        2,570,874         2,559,333
                                              ==============     =============

See accompanying notes to consolidated financial statements.

                                    Security Federal Corporation and Subsidiaries

              Consolidated Statements of Shareholders' Equity and Comprehensive Income (Unaudited)

                                                                     Accumulated
                                                         Indirect       Other
                                    Additional           Guarantee   Comprehen-
                            Common   Paid-In   Treasury     of       sive Income    Retained
                             Stock   Capital    Stock    ESOP Debt     (Loss)       Earnings       Total
                           -------- ---------- --------  ----------  -----------  -----------  -----------

Balance At March 31, 2004 $ 25,333 $4,013,674  $      -  $ (336,972)  $  689,755  $29,080,125  $33,471,915
Net Income                       -          -         -           -            -    1,602,033    1,602,033
Other Comprehensive Income,
 Net Of Tax:
 Unrealized Holding Losses
   On Securities Available
   For Sale                      -          -         -           -     (482,057)           -     (482,057)
                                                                                                ----------
Comprehensive Income             -          -         -           -            -            -    1,119,976
Decrease In Indirect
 Guarantee Of ESOP Debt          -          -         -      60,755            -            -       60,755
Exercise Of Stock Options       60    109,920         -           -            -            -      109,980
Cash Dividends                   -          -         -           -            -     (126,664)    (126,664)
                          -------- ----------  --------   ---------   ----------  -----------  -----------
Balance At September 30,
 2004                     $ 25,393 $4,123,594  $      -   $(276,217)  $  207,698  $30,555,494  $34,635,762



                                                                     Accumulated
                                                         Indirect       Other
                                    Additional           Guarantee   Comprehen-
                            Common   Paid-In   Treasury     of       sive Income    Retained
                             Stock   Capital    Stock    ESOP Debt     (Loss)       Earnings       Total
                           -------- ---------- --------  ----------  -----------  -----------  -----------
Balance At March 31, 2005 $ 25,438 $4,181,804  $(165,089) $ (276,217) $ (961,504) $32,306,633  $35,111,065
Net Income                       -          -          -           -           -    1,878,922    1,878,922
Other Comprehensive Income,
 Net Of Tax:
  Unrealized Holding Gains
    On Securities Available
    For Sale                     -          -          -           -     119,479            -      119,479
  Plus Reclassification
    Adjustments For Gains
    Included In Net Income       -          -          -           -      30,356            -       30,356
                                                                                               -----------
Comprehensive Income             -          -          -           -           -            -    2,028,757
Purchase Of Treasury Stock
 At Cost, 1,635 shares                           (35,167)          -           -            -      (35,167)
Exercise Of Stock Options      111    184,093          -           -           -            -      184,204
Decrease In Indirect Guarantee
 Of ESOP Debt                    -          -          -      60,714           -            -       60,714
Cash Dividends                   -          -          -           -           -     (202,962)    (202,962)
                           ------- ----------  ---------   ---------   ---------  -----------  -----------
Balance At September 30,
 2005                      $25,549 $4,365,897  $(200,256)  $(215,503)  $(811,669) $33,982,593  $37,146,611


   See accompanying notes to consolidated financial statements.

                  Security Federal Corporation and Subsidiaries

                 Consolidated Statements of Cash Flows (Unaudited)

                                                Six Months Ended September 30,
                                               -------------------------------
                                                      2005            2004
                                               ---------------    ------------
Cash Flows From Operating Activities:
Net Income                                     $    1,878,922     $ 1,602,033
Adjustments To Reconcile Net Income To
Net Cash Provided By Operating Activities:
  Depreciation Expense                                483,323         430,528
  Discount Accretion And Premium
   Amortization                                       539,604         627,920
  Provisions For Losses On Loans And
   Real Estate                                        330,000         390,000
  Gain On Sale Of Loans                              (253,563)       (238,823)
  Gain On Sale Of Mortgage Backed
   Securities Available For Sale                      (48,962)              -
  Loss (Gain) On Sale Of Real Estate                   23,466         (31,773)
  Amortization Of Deferred Fees On Loans              (99,944)        (99,639)
  Proceeds From Sale Of Loans Held For Sale        16,079,996      13,442,690
  Origination Of Loans For Sale                   (15,287,543)    (13,087,306)
  (Increase) Decrease In Accrued Interest
   Receivable:
    Loans                                            (107,169)         42,509
    Mortgage-Backed Securities                         28,936         (24,523)
    Investments                                      (143,395)         41,849
  Increase In Advance Payments By Borrowers           326,227         305,851
  Loss (Gain) On Disposition of Premises
   and Equipment                                          806          (3,325)
  Other, Net                                          367,310        (935,431)
                                               ---------------    ------------
Net Cash Provided (Used) By Operating Activities    4,118,014       2,462,560
                                               ---------------    ------------
Cash Flows From Investing Activities:
  Principal Repayments On Mortgage-Backed
   Securities Available For Sale                   26,938,831      26,013,326
  Principal Repayments On Mortgage-Backed
   Securities Held To Maturity                         10,407          71,484
  Purchase Of Investment Securities
   Available For Sale                             (16,065,257)              -
  Purchase Of Investment Securities
   Held To Maturity                                         -     (11,991,800)
  Purchase Of Mortgage-Backed Securities
   Available For Sale                             (19,373,356)    (37,197,817)
  Maturities Of Investment Securities
   Available For Sale                               4,457,139       9,000,000
  Maturities Of Investment Securities
   Held To Maturity                                         -      12,000,000
  Proceeds From Sale Of Mortgage-Backed
   Securities Available For Sale                    3,797,360               -
  Proceeds From Sale Of Mortgage-Backed
   Securities Held To Maturity                        249,650               -
  Purchase Of FHLB Stock                           (2,307,100)     (2,132,500)
  Redemption Of FHLB Stock                          2,139,400       1,981,100
 (Increase) Decrease In Loans To Customers        (23,722,352)    (19,957,332)
  Proceeds From Sale Of Repossessed Assets             76,148         171,539
  Purchase And Improvement Of Premises
   And Equipment                                   (1,235,004)     (1,699,450)
  Proceeds from Sale of Premises
   And Equipment                                            -           3,325
                                               ---------------    ------------
Net Cash Used By Investing Activities             (25,034,134)    (23,738,125)
                                               ---------------    ------------
Cash Flows From Financing Activities:
  Increase In Deposit Accounts                     19,380,005      18,823,965
  Proceeds From FHLB Advances                      81,095,000      68,328,000
  Repayment Of FHLB Advances                      (76,195,000)    (64,183,000)
  Net Proceeds Of Other Borrowings                    508,320         437,731
  Dividends To Shareholders                          (202,962)       (126,664)
  Purchase Of Treasury Stock                          (35,167)              -
  Proceeds From Exercise of Stock Options             184,204         109,980
                                               ---------------    ------------
Net Cash Provided By Financing Activities          24,734,400      23,390,012
                                               ---------------    ------------
                                                                   (Continued)

               Security Federal Corporation and Subsidiaries

             Consolidated Statements of Cash Flows (Unaudited)

                                                Six Months Ended September 30,
                                               -------------------------------
                                                      2005            2004
                                               ---------------  --------------
Net Increase In Cash And Cash Equivalents            3,818,280      2,114,447
Cash And Cash Equivalents At Beginning
 Of Period                                           7,916,488      6,749,211
                                               ---------------  --------------
Cash And Cash Equivalents At End Of Period     $    11,734,768  $   8,863,658
                                               ===============  ==============
Supplemental Disclosure Of Cash Flows
 Information:
Cash Paid During The Period For Interest       $     7,206,369  $   5,453,627
Cash Paid During The Period For Income Taxes   $       698,195  $   1,257,012
Additions To Repossessed Acquired Through
 Foreclosure                                   $        70,984  $     185,897
Decrease In Unrealized Net Loss (Gain)
 On Securities Available For Sale,
 Net Of Taxes                                  $       149,835  $    (482,057)

See accompanying notes to consolidated financial statements.

               Security Federal Corporation and Subsidiaries

            Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in Security Federal Corporation's (the "Company") 2005 Annual Report to Shareholders when reviewing interim financial statements. The results of operations for the six-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year. This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, changes in interest rates, the demand for loans, the regulatory environment, general economic conditions and inflation, and the securities markets. Management cautions readers of this Form 10-Q not to place undue reliance on the forward-looking statements contained herein.

2. Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Security Federal Bank (the "Bank"), and the Bank's wholly owned subsidiaries, Security Federal Insurance, Inc. ("SFINS"), Security Federal Investments, Inc. ("SFINV"), Security Federal Trust, Inc. ("SFT"), and Security Financial Services Corporation ("SFSC"). The Bank is primarily engaged in the business of accepting savings and demand deposits and originating mortgage and other loans to individuals and small businesses for various personal and commercial purposes. SFINS, SFINV, and SFT were formed during the year ended March 31, 2002 and began operation during the December 2001 quarter. SFINS is an insurance agency offering business, health, home and life insurance. SFINV engages primarily in investment brokerage services. SFT offers trust, financial planning and financial management services. SFSC is currently inactive.

3. Loans Receivable, Net

Loans receivable, net, at September 30, 2005 and March 31, 2005 consisted of the following:

Loans held for sale were $1,738,872 and $2,227,762 at September 30, 2005 and March 31, 2005, respectively.

                                               September 30,     March 31,

                                                    2005            2005
Loans Held For Investment:                     ------------     ------------
  Residential Real Estate                      $120,157,704     $122,622,347
  Consumer                                       54,416,383       50,844,192
  Commercial Business And Real Estate           180,272,816      162,217,200
                                               ------------     ------------
                                                354,846,903      335,683,739
                                               ------------     ------------
Less:
  Allowance For Possible Loan Loss                6,532,667        6,284,055
  Loans In Process                               10,130,038       14,626,913
  Deferred Loan Fees                                151,513          161,398
                                               ------------     ------------
                                                 16,814,218       21,072,366
                                               ------------     ------------
                                               $338,032,685     $314,611,373
                                               ============     ============

The following is a reconciliation of the allowance for loan losses for the six months ending:

                                               September 30,    September 30,
                                                   2005             2004
                                               ------------     ------------
Beginning Balance                              $  6,284,055     $  5,763,935
  Provision                                         330,000          390,000
  Charge-offs                                      (121,220)        (190,831)
  Recoveries                                         39,832          120,042
                                               ------------     ------------
Ending Balance                                 $  6,532,667     $  6,083,146
                                               ============     ============

               Security Federal Corporation and Subsidiaries

4. Securities

Investment and Mortgage-Backed Securities, Held to Maturity
-----------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

                                          Gross        Gross
September 30, 2005        Amortized    Unrealized    Unrealized
------------------          Cost          Gains        Losses     Fair Value
                        ------------   ----------   ----------   ------------
US Government And
 Agency Obligations     $ 75,996,110   $      310   $  896,310   $ 75,100,110
                        ============   ==========   ==========   ============

March 31, 2005
--------------

US Government And
 Agency Obligations     $ 76,000,847   $        -   $1,504,761   $ 74,496,086
Mortgage-Backed
 Securities                  260,057       14,759            -        274,816
                        ------------   ----------   ----------   ------------
Total                   $ 76,260,904   $   14,759   $1,504,761   $ 74,770,902
                        ============   ==========   ==========   ============

Investment And Mortgage-Backed Securities, Available For Sale
-------------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

                                          Gross       Gross
September 30, 2005        Amortized    Unrealized   Unrealized
------------------          Cost          Gains       Losses     Fair Value
                        ------------   ----------  -----------  -------------
US Government And
 Agency Obligations     $ 16,972,389   $      579  $    75,779  $  16,897,189
Mortgage-Backed
 Securities              149,048,683      339,732    1,572,832    147,815,583
Stock                        102,938            -            -        102,938
                        ------------   ----------  -----------  -------------
Total                   $166,124,010   $  340,311  $ 1,648,611  $ 164,815,710
                        ============   ==========  ===========  =============

March 31, 2005
--------------

US Government And
 Agency Obligations     $  5,469,678   $    4,648  $    19,063  $   5,455,263
Mortgage-Backed
 Securities              160,894,954      457,081    1,992,479    159,359,556
                        ------------   ----------  -----------  -------------
Total                   $166,364,632   $  461,729  $ 2,011,542  $ 164,814,819
                        ============   ==========  ===========  =============

During the quarter ended September 30, 2005, three mortgage-backed securities classified as held to maturity were sold. All three securities have paid down at least 90% therefore meeting the intent requirement of Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investment in Debt and Equity Securities." Proceeds from the sales totaled $250,000.

                Security Federal Corporation and Subsidiaries

     Notes to Consolidated Financial Statements (Unaudited), Continued

5. Deposit Accounts

A summary of deposit accounts by type with weighted average rates is as follows:

                                      September 30, 2005      March 31, 2005
                                     --------------------  ------------------
                                       Balance      Rate     Balance    Rate
Demand Accounts:                     --------------------  ------------------
 Checking                            $ 100,529,798  0.64%  $ 88,169,885  0.65%
 Money Market                          161,145,403  2.97%   164,088,081  2.57%
 Regular Savings                        17,448,054  0.98%    17,743,659  0.98%
                                     -------------         ------------
Total Demand Accounts                  279,123,255  2.01%   270,001,625  1.84%
                                     -------------         ------------
Certificate Accounts:
 0-4.99%                               160,780,091          150,486,280
 5.00-6.99%                              9,764,050            9,799,486
                                     -------------         ------------
Total Certificate Accounts             170,544,141  3.32%   160,285,766  2.92%
                                     -------------         ------------
Total Deposit Accounts               $ 449,667,396  2.00%  $430,287,391  2.24%
                                     =============         ============

6. Advances From Federal Home Loan Bank ("FHLB")

FHLB advances are summarized by year of maturity and weighted average interest rate in the table below:

                                      September 30, 2005      March 31, 2005
                                     -------------------   ------------------
                                       Balance      Rate     Balance    Rate
Fiscal Year Due:                     -------------------   ------------------
2006                                 $ 35,575,000   4.43%  $ 40,675,000  4.09%
2007                                   18,000,000   2.83%    18,000,000  2.83%
2008                                    5,000,000   3.09%    10,000,000  2.96%
2009                                   25,000,000   3.05%    25,000,000  3.05%
2010                                    5,000,000   3.09%     5,000,000  3.09%
Thereafter                             28,363,000   3.40%    13,363,000  3.21%
                                     ------------          ------------
Total Advances                       $116,938,000   3.52%  $112,038,000  3.41%
                                     ============          ============

These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank's portfolio of residential first mortgage loans and approximately $56.2 million in investment securities at September 30, 2005. Advances are subject to prepayment penalties.

The following table shows callable FHLB advances as of the dates indicated. These advances are also included in the above table. All callable advances are callable at the option of the FHLB. If an advance is called, the Bank has the option to payoff the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

                                       As of September 30, 2005
-----------------------------------------------------------------------------------------------------------
Borrow Date    Maturity Date      Amount      Int. Rate       Type             Call Dates
-----------    -------------    ----------    ---------    -----------    ---------------------------------
11/07/02         11/07/12       5,000,000     3.354%       1 Time Call    11/07/07
10/24/03         10/24/08      10,000,000     2.705%       Multi-call     10/24/06 and quarterly thereafter
12/10/03         12/10/08       5,000,000     2.16%        Multi-call     12/12/05 and quarterly thereafter
02/20/04         02/20/14       5,000,000     3.225%       1 Time Call    02/20/09
04/16/04         04/16/14       3,000,000     3.33%        1 Time Call    04/16/08
09/16/04         09/16/09       5,000,000     3.09%        1 Time Call    09/17/07
06/24/05         06/24/15       5,000,000     3.71%        1 Time Call    06/24/10
06/24/05         06/24/10       5,000,000     3.1816%      1 Time Call    06/26/06
07/22/05         07/22/15       5,000,000     3.79%        1 Time Call    07/22/08



                                Security Federal Corporation and Subsidiaries

                       Notes to Consolidated Financial Statements (Unaudited), Continued


                                       As of March 30, 2005
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




7.  Regulatory Matters

The following table reconciles the Bank's shareholders' equity to its various regulatory capital positions:

                                             September 30,         March 31,
                                                 2005                2005
                                                      (In Thousands)
                                            ---------------------------------
Bank's Shareholders' Equity                 $      36,724       $      34,690
Unrealized Loss (Gain) On Available
 For Sale Of Securities, Net Of Tax                   812                 962
Reduction For Goodwill And Other
 Intangibles                                            -                   -
                                            -------------        ------------
Tangible Capital                                   37,536              35,652
Qualifying Core Deposits And
 Intangible Assets                                      -                   -
                                            -------------        ------------
 Core Capital                                      37,536              35,652
Supplemental Capital                                4,512               4,236
Assets Required To Be Deducted                        (10)                (30)
                                            -------------        ------------
Risk-Based Capital                          $      42,038        $     39,858
                                            =============        ============

The following table compares the Bank's capital levels relative to the applicable regulatory requirements at September 30, 2005:


                                                       (Dollars in Thousands)
                        ----------------------------------------------------------------------------------
                        Amt. Required    % Required    Actual Amt.    Actual %    Excess Amt.   Excess %
                        ----------------------------------------------------------------------------------

Tangible Capital         $  12,287          2.0%       $  37,536       6.11%       $  25,249      4.11%
Tier 1 Leverage
 (Core) Capital             24,573          4.0%          37,536       6.11%          12,963      2.11%
Total Risk-Based
 Capital                    28,892          8.0%          42,038      11.64%          13,146      3.64%
Tier 1 Risk-Based
 (Core) Capital             14,437          4.0%          37,536      10.40%          23,099      6.40%




8.  Earnings Per Share

The Company calculates earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies the computation, presentation and disclosure requirements for EPS for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market.

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

                 Security Federal Corporation and Subsidiaries

      Notes to Consolidated Financial Statements (Unaudited), Continued

The following table provides a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                     For the Quarter Ended
                     --------------------------------------------------------
                                       September 30, 2005
                     --------------------------------------------------------
                           Income
                     (Numerator) Amount    Shares (Denominator)    Per Share
                     ------------------    --------------------   -----------

Basic EPS            $         949,680                2,527,533   $      0.38
Effect of Diluted
 Securities:
  Stock Options                      -                   48,466        (0.008)
  ESOP                               -                    9,544        (0.002)
                     -----------------     --------------------   -----------
 Diluted EPS         $         949,680                2,585,543   $      0.37
                     =================     ====================   ===========

                                        For the Quarter Ended
                     --------------------------------------------------------
                                         September 30, 2004
                     --------------------------------------------------------
                           Income
                     (Numerator) Amount    Shares (Denominator)    Per Share
                     ------------------    --------------------   -----------

Basic EPS            $         800,006               2,519,627    $      0.32
Effect of Diluted
 Securities:
  Stock Options                      -                  22,417         (0.006)
  ESOP                               -                  13,730         (0.004)
                     -----------------     -------------------    -----------
 Diluted EPS         $         800,006               2,555,774    $      0.31
                     =================     ===================    ===========

                                      For the Six Months Ended
                     --------------------------------------------------------
                                         September 30, 2005
                     --------------------------------------------------------
                           Income
                     (Numerator) Amount    Shares (Denominator)    Per Share
                     ------------------    --------------------   -----------
Basic EPS            $       1,878,922               2,528,961    $      0.74
Effect of Diluted
 Securities:
  Stock Options                      -                  30,670         (0.007)
  ESOP                               -                  11,243         (0.003)
                     -----------------     -------------------    -----------
 Diluted EPS         $       1,878,922               2,570,874    $      0.73
                     =================     ===================    ===========

                                      For the Six Months Ended
                     --------------------------------------------------------
                                         September 30, 2004
                     --------------------------------------------------------
                           Income
                     (Numerator) Amount    Shares (Denominator)    Per Share
                     ------------------    --------------------   -----------
Basic EPS            $       1,602,033               2,521,114    $      0.64
Effect of Diluted
 Securities:
 Stock Options                       -                  26,009         (0.007)

 ESOP                                -                  12,210         (0.003)
                     -----------------     -------------------    -----------
 Diluted EPS         $       1,602,033               2,559,333    $      0.63
                     ==================    ===================    ===========

               Security Federal Corporation and Subsidiaries

9.  Stock-Based Compensation

The Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied to stock-based employee compensation for the six months and three months ended September 30, 2005 and 2004, respectively.

                                Three Months Ended       Six Months Ended
                                   September 30,          September 30,
                                 2005         2004      2005         2004
                              ---------   ---------   ----------  ----------
Net income, as reported       $ 949,680   $ 800,006   $1,878,922  $1,602,033
Deduct: Total stock-based
 employee compensation
 expense determined under
 fair value based method
 for all awards, net of
 related tax effect           $ (30,570)  $ (57,124)  $  (61,140) $ (114,248)
Net Income, Pro Forma         $ 919,110   $ 742,882   $1,817,782  $1,487,785
Basic earnings share:
  As Reported                 $    0.38   $    0.32   $     0.74  $     0.64
  Pro Forma                   $    0.36   $    0.30   $     0.72  $     0.59
Diluted earnings share:
  As reported                 $    0.37   $    0.31   $     0.73  $     0.63
  Pro forma                   $    0.36   $    0.29   $     0.71  $     0.58

             Security Federal Corporation and Subsidiaries

        Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

Changes in Financial Condition

Total assets of the Company increased $27.6 million or 4.7% to $613.5 million during the six months ended September 30, 2005 primarily as a result of an increase of $3.8 million or 48.2% in cash and cash equivalents and an increase of $22.9 million or 7.2% in net loans receivable.

Residential real estate loans, net of loans in process, increased $2.0 million or 1.9% during the six months ended September 30, 2005, commercial loans increased $18.1 million or 11.1%, while consumer loans increased $3.6 million or 7.0%. Loans held for sale decreased $489,000 or 21.9% during the same period.

Repossessed assets decreased $29,000 to $24,000 during the six months ended September 30, 2005.

Non-accrual loans totaled $1.2 million at September 30, 2005 compared to $2.4 million at March 31, 2005. The decrease in non- accrual loans is attributable to collection efforts. The Bank classifies all loans as non-accrual when they become 90 days or more delinquent. At September 30, 2005, the Bank held $1.4 million in impaired loans compared to $1.2 million at March 31, 2005. The Bank includes troubled debt restructuring ("TDR") within the meaning of SFAS No. 114 in impaired loans. At September 30, 2005, the Bank had six loans totaling $425,000 in TDR's compared to six loans totaling $434,000 at March 31, 2005. Included in the six loans is a consumer loan TDR of $13,000 secured by a second mortgage on a residential dwelling, which was over 60 days delinquent as of September 30, 2005. The other five TDR's consisted of a commercial loan TDR of $204,000 secured by equipment, two consumer loans totaling $137,000 secured by residential dwellings, a $18,000 unsecured commercial loan, and a $54,000 commercial loan secured by two rental properties, all of which were current as of September 30, 2005.

Deposits increased $19.4 million or 4.5% to $449.7 million during the six months ended September 30, 2005 as a result of competitive rates offered by the Bank. FHLB advances increased $4.9 million or 4.4% to $116.9 million during the same period. Other borrowings, consisting of commercial repurchase sweep accounts, increased $508,000 or 9.1% to $6.1 million during the six-month period.

The Board of Directors of the Company declared the 58th and 59th consecutive quarterly dividend of $.04 and $.04 per share, in April and July 2005, respectively, which totaled $203,000. The employee stock ownership trust paid $61,000 of principal on the employee stock ownership plan loan during the six-month period. Unrealized net losses on securities available for sale, net of tax, decreased $150,000 during the six months ended September 30, 2005 as a result of slight decrease in interest rates. The Company's net income for the six-month period was $1.9 million. These items, in total, increased shareholders' equity by $2.0 million or 5.8% during the six months ended September 30, 2005. Book value per share was $14.59 at September 30, 2005 compared to $13.92 at March 31, 2005.

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

Loan repayments and maturities of investments are a significant source of funds, whereas loan disbursements and the purchase of investments are a primary use of the Company's funds. During the six months ended September 30, 2005, loan disbursements exceeded loan repayments resulting in a $22.9 million or 7.2% increase in total net loans receivable.

Deposits and other borrowings are also an important source of funds for the Company. During the six months ended September 30, 2005, deposits increased $19.4 million and FHLB advances increased $4.9 million. The Bank had $67.1 million in additional borrowing capacity at the FHLB at the end of the period. At September 30, 2005, the Bank had $123.4 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed.

               Security Federal Corporation and Subsidiaries

         Management's Discussion and Analysis of Financial Condition

                         and Results of Operations

Liquidity and Capital Resources, Continued

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At September 30, 2005, the Bank had $29.7 million in unused consumer lines of credit, including home equity lines and unsecured lines. The Bank also had $32.9 million in unused commercial lines of credit and $1.1 million in letters of credit committed to customers. The majority of the $63.7 million will not be drawn at the same time. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the Bank upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Bank manages the credit risk on these commitments by reviewing them based on normal underwriting and risk management processes.

Historically, the Company's cash flows from operating activities have been relatively stable. The cash flow from investing activities have had a trend of increasing outflows as a result of increases in purchases of mortgage-backed and investment securities. The cash flows from financing activities have had a trend of increased inflows as a result of increases in FHLB advances. Management believes that the Company's liquidity will continue to be supported by the Company's deposit base and borrowing capacity during the next year.

Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of the Company's Consolidated Financial Statements. The Company's significant accounting policies are described in the footnotes to the audited Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended March 31, 2005. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities. Management considers these accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the Company's carrying values of assets and liabilities and results of operations.

The allowance for loan losses is a critical accounting policy that requires the most significant judgements and estimates used in preparation of the Company's consolidated financial statements. The Company provides for loan losses using the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to the allowance for loan losses. Additions to the allowance for loan losses are provided by charges to operations based on various factors, which, in Management's judgment, deserve current recognition in estimating possible losses. Such factors considered by Management include the fair value of the underlying collateral, stated guarantees by the borrow, if applicable, the borrower's ability to repay from other economic resources, growth and composition of the loan portfolios, the relationship of the allowance for loan losses to the outstanding loans, loss experience, delinquency trends, and general economic conditions. Management evaluates the carrying value of the loans periodically and the allowance is adjusted accordingly. While Management uses the best information available to make evaluations, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making these evaluations. Allowance for loan losses are subject to periodic evaluations by various authorities and may be subject to adjustments based upon the information that is available at the time of their examination.

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

             Security Federal Corporation and Subsidiaries

         Management's Discussion and Analysis of Financial Condition

                     and Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
-------------------------------------------------------------------

Net Income

Net income was $950,000 for the three months ended September 30, 2005, representing an increase in earnings of $150,000 or 18.7% from $800,000 for the same period in 2004. The primary reason for the increased earnings was an increase in net interest income offset partially by an increase in general and administrative expenses.

Net Interest Income

Net interest income increased $690,000 or 20.5% to $4.1 million during the three months ended September 30, 2005 as a result of an increase in interest income offset in part by an increase in interest expense. Average interest earning assets increased $49.7 million while average interest-bearing liabilities increased $41.4 million. The interest rate spread increased 20 basis points to 2.52% during the three months ended September 30, 2005 compared to the same period in 2004.

Interest income on loans increased $1.6 million or 39.5% to $5.6 million during the three months ended September 30, 2005 as a result of the average loan portfolio balance increasing by $57.0 million and the yield in the loan portfolio increasing 82 basis points. Because of a 16 basis point increase in the yield in the investment portfolio, interest income from investment, mortgage-backed, and other securities increased $6,700 or 0.3% despite a decrease in the average balance of the investment portfolio of $11.5 million. Total interest income increased $1.6 million or 25.5% to $7.8 million for the three months ended September 30, 2005 from $6.2 million for the same period in 2004.

Total interest expense increased $904,000 or 31.4% to $3.8 million during the three months ended September 30, 2005 compared to $2.9 million for the same period one-year earlier. Interest expense on deposits increased $815,000 or 43.7% during the period as average interest bearing deposits grew $29.5 million compared to the average balance in the three months ended September 30, 2004 while the cost of deposits increased 66 basis points. Interest expense on advances and other borrowings increased $88,000 or 8.7% as the cost of debt outstanding decreased 6 basis points during the 2005 period compared to 2004 while average total borrowings outstanding increased approximately $11.9 million.

Provision for Loan Losses

The Bank's provision for loan losses was $165,000 during the three months ended September 30, 2005 compared to $195,000 for the quarter ended September 30, 2004. The amount of the provision is determined by management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $1.2 million at September 30, 2005 compared to $2.4 million at March 31, 2005. The decrease in non-accrual loans is a result of collection efforts. The ratio of allowance for loan losses to the Company's total loans was 1.89% at September 30, 2005 compared to 1.94% at March 31, 2005. Net charge-offs were $60,000 during the three months ended September 30, 2005 compared to $33,000 during the same period in 2004.

Other Income

Total other income increased $24,000 or 3.4% to $749,000 during the three months ended September 30, 2005 compared to $724,000 for the same period a year ago, primarily as a result of an increase in net gain on sale of investments. Gain on sale of loans increased $1,900 or 1.6% to $118,000 during the period as the origination and sale of fixed rate mortgages increased. Loan servicing fees increased $8,700 or 20.1% to $52,000 while service fees on deposit accounts decreased $23,000 or 7.3% to $289,000. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions, trust fees, and other miscellaneous fees increased $5,100 or 2.0% to $258,000 during the three months ended September 30, 2005 compared to $253,000 for the same period last year.

               Security Federal Corporation and Subsidiaries

         Management's Discussion and Analysis of Financial Condition

                         and Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005, CONTINUED
------------------------------------------------------------------------------

General and Administrative Expenses

General and administrative expenses increased $460,000 or 17.0% to $3.2 million during the three months ended September 30, 2005 compared to $2.7 million for the same period in 2004. Salaries and employee benefits expense increased $249,000 or 15.7%. Occupancy expense increased $50,000 or 18.6% primarily as a result of branch renovations, additional office space being rented and increases in landscaping costs. Advertising expense increased $600 to $44,000. Depreciation and maintenance of equipment expense decreased $2,800 or 1.1% to $258,000 during the quarterly period. FDIC insurance premiums remained the same at $14,000 during the quarters ended September 2005 and 2004. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, increased $163,000 or 30.3% to $701,000 for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005
-----------------------------------------------------------------

Net Income

Net income was $1.9 million for the six months ended September 30, 2005, representing an increase in earnings of $277,000 or 17.3% from $1.6 million for the same period in 2004. The primary reason for the increased earnings was an increase in net interest income offset partially by an increase in general and administrative expenses.

Net Interest Income

Net interest income increased $1.2 million or 17.1% to $8.0 million during the six months ended September 30, 2005 as a result of an increase in interest income offset in part by an increase in interest expense. Average interest earning assets increased $50.5 million while average interest-bearing liabilities increased $42.8 million. The interest rate spread increased 12 basis points to 2.51% during the six months ended September 30, 2005 compared to the same period in 2004.

Interest income on loans increased $2.9 million or 37.4% to $10.8 million during the six months ended September 30, 2005 as a result of the average loan portfolio balance increasing by $63.0 million and the yield in the loan portfolio increasing 66 basis points. Because of a 19 basis point increase in the yield in the investment portfolio, interest income from investment, mortgage-backed, and other securities increased $26,000 or 0.6% despite a decrease in the average balance of the investment portfolio of $12.5 million. Total interest income increased $2.9 million or 24.1% to $15.2 million for the six months ended September 30, 2005 from $12.3 million for the same period in 2004.

Total interest expense increased $1.8 million or 32.8% to $7.3 million during the six months ended September 30, 2005 compared to $5.5 million for the same period one-year earlier. Interest expense on deposits increased $1.6 million or 45.2% during the period as average interest bearing deposits grew $33.2 million compared to the average balance in the six months ended September 30, 2004 while the cost of deposits increased 64 basis points. Interest expense on advances and other borrowings increased $181,000 or 9.5% as the cost of debt outstanding increased 2 basis points during the 2005 period compared to 2004 while average total borrowings outstanding increased approximately $9.6 million.

Provision for Loan Losses

The Bank's provision for loan losses was $330,000 during the six months ended September 30, 2005 compared to $390,000 for the quarter ended September 30, 2004. The amount of the provision is determined by management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $1.2 million at September 30, 2005 compared to $2.4 million at March 31, 2005. The decrease in non-accrual loans is a result of collection efforts. The ratio of allowance for loan losses to the Company's total loans was 1.89% at September 30, 2005 compared to 1.94 % at March 31, 2005. Net charge-offs were $82,388 during the six months ended September 30, 2005 compared to $71,000 during the same period in 2004.

               Security Federal Corporation and Subsidiaries

       Management's Discussion and Analysis of Financial Condition

                        and Results of Operations

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005, CONTINUED
----------------------------------------------------------------------------

Other Income

Total other income increased $56,000 or 4.0% to $1.4 million during the six months ended September 30, 2005 compared to the same period a year ago, primarily as a result of an increase in net gain on sale of investments. Gain on sale of loans increased $15,000 or 6.2% to $254,000 during the period as the origination and sale of fixed rate mortgages increased. Loan servicing fees increased $14,000 or 15.7% to $101, 000 while service fees on deposit accounts decreased $53,000 or 8.5% to $572,000. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions, trust fees, and other miscellaneous fees increased $32,000 or 7.3% to $464,000 during the six months ended September 30, 2005.

General and Administrative Expenses

General and administrative expenses increased $763,000 or 14.1% to $6.2 million during the six months ended September 30, 2005 compared to $5.4 million for the same period in 2004. Salaries and employee benefits expense increased $411,000 or 12.9% to $3.6 million. Occupancy expense increased $107,000 or 20.5% to $631,000 primarily as a result of branch renovations, additional office space being rented and increases in landscaping costs. Advertising expense decreased $5,500 or 7.4% to $69,000. Depreciation and maintenance of equipment expense decreased $27,000 or 5.0% to $510,000 during the six month period compared to $537,000 for the same period last year. FDIC insurance premiums remained the same during the six months ended September 30, 2005 and 2004. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, increased $276,000 or 26.2% to $1.3 million for the six months ended September 30, 2005 compared to $1.1 million for the six months ended September 30, 2004.

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

For the three and six month periods ended September 30, 2005, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.52% and 2.51%, respectively. As of the year ended March 31, 2005, the interest rate spread was 2.45%. The interest rate spread increased as a result of the growth of loan receivables. Loan receivables earn a higher yield than investment securities. However, if interest rates were to increase suddenly and significantly, the Bank's net interest income and net interest spread would be compressed.

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

In the quarter ended September 30, 2005, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures. The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2    Unregistered Sales of Equity Securities and Use Of Proceeds
          -----------------------------------------------------------

                                                  (c)Total No.
                                                  of Shares
                                                  Purchased as  (d)Maximum No.
                          (a)Total                Part of       of Shares
                          No. of      (b)Average  Publicly      that May Yet
                          Shares      Price Paid  Announced     Be Purchased
Period                    Purchased   per Share   Plan(1)       Under the Plan
---------------           ---------   ---------   ----------    --------------

July 1 - July 31, 2005          135      $21.50          135       124,665 (1)

August 1 - August 30, 2005      300      $22.00          300       124,365

September 1 - September
  30, 2005                        -           -            -             -
Total                           435      $21.84          435       124,365

(1) On May 17, 2005, the Company's Board of Directors authorized a 5% repurchase plan, or 126,000 shares of the Company's outstanding common stock. As of September 30, 2005, 1,635 shares have been repurchased under this program.

Item 3    Defaults Upon Senior Securities
          ------------------------------

          None

Item 4    Submission Of Matters To A Vote Of Security Holders
          ---------------------------------------------------

          The election of directors was presented for vote to the shareholders at the Annual Meeting held July 21, 2005. Votes for Harry O. Weeks, Jr. were as follows: 1,897,350 votes for, 19,301 withheld. Votes for Robert E. Alexander were as follows: 1,897,350 votes for, 19,301 votes withheld. Votes for William Clyburn were as follows:
          1,890,797 votes for, 25,854 votes withheld. Votes for Roy G. Lindburg were as follows: 1,894,951 for, 21,700 votes withheld. Directors continuing in office are T. Clifton Weeks, Timothy W. Simmons, G.L. Toole, III, Robert E. Johnson, Thomas L. Moore, and J. Chris Verenes.

Item 5    Other Information
          -----------------

          None

Item 6    Exhibits
          --------

          (a)    Exhibits:

          3.1    Articles Of Incorporation (1)

          3.2 Articles Of Amendment, Dated August 28, 1998, To Articles Of Incorporation

          3.3    Bylaws (2)

         10.1    Executive Compensation Plans And Arrangements:

         10.2    Salary Continuation Agreements (3)

         10.3    Amendment One To Salary Continuation Agreements (4)

         10.4    Stock Option Plan (3)

         10.5    1999 Stock Option Plan (5)

         10.6    2002 Stock Option Plan (6)

         10.7    Form of Incentive Stock Option Award Agreement

                Security Federal Corporation and Subsidiaries

      10.8   Form of Non-Qualified Stock Option Award Agreement

      10.9   Incentive Compensation Plan (3)

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

                                 SECURITY FEDERAL CORPORATION




Date: November 9, 2005          By:/s/Timothy W. Simmons
                                    -------------------------------
                                    Timothy W. Simmons
                                    President
                                    Duly Authorized Representative



Date: November 9, 2005          By:/s/Roy R. Lindburg
                                    -------------------------------
                                    Roy G. Lindburg
                                    Treasurer/CFO
                                    Duly Authorized Representative

                                 Exhibit 10.7

                  Form of Incentive Stock Option Award Agreement

                            STOCK OPTION AGREEMENT
                        FOR INCENTIVE STOCK OPTIONS
                              PURSUANT TO THE
                        SECURITY FEDERAL CORPORATION
                           2002 STOCK OPTION PLAN


     OPTION for a total of ________________ Shares of common stock, par value $0.01 per share, of SECURITY FEDERAL CORPORATION (the "Company"), which Option is intended to qualify as an Incentive Stock Option under Section 422 of the Internal Revenue Code of 1986, as amended, is hereby granted to ______ (the "Optionee") at an exercise price determined as provided in, and in all respects subject to, the terms, definitions and provisions of the 2002 Stock Option Plan (the "Plan") adopted by the Company, which is incorporated by reference herein, receipt of which is hereby acknowledged.

     1. Exercise Price. This Option shall be exercisable at $_______ for each Share, being no less than 100 percent of the fair market value of the common stock of the Company as determined pursuant to the Plan.

     2.   Exercise of Option.

          (a)   Vesting.  This Option shall be exercisable as follows:

                        Years of Employment             Percent
                         After Grant Date             Exercisable
                        ------------------           ------------
                                5                         20
                                6                         40
                                7                         60
                                8                         80
                                9                         100


         (b) Method of Exercise. The notice of exercise of this Option shall be in the form prescribed by the Committee referred to in Section 3 of the Plan. The date of exercise is the date on which such notice is received by the Company. Such notice shall be accompanied by payment in full of the Exercise Price for the Option Shares to be purchased upon such exercise. Payment shall be made (i) in cash, which may be in the form of a check, money order, cashier's check or certified check, payable to the Company, or (ii) by delivering shares of Common Stock already owned by the Optionee having a Market Value equal to the Exercise Price, or (iii) a combination of cash and such shares. Promptly after such payment, subject to any withholding that may be owed by the Optionee, the Company shall issue and deliver to the Optionee or other person exercising this Option a certificate or certificates representing the shares of Common Stock so purchased, registered in the name of the Optionee (or such other person), or, upon request, in the name of the Optionee (or such other person) and in the name of another in such form of joint ownership as requested by the Optionee (or such other person) pursuant to applicable law.

     3. Nontransferability of Option. Except as otherwise provided in the Plan, this Option may not be transferred in any manner otherwise than by will or the laws of descent or distribution and may be exercised during the lifetime of the Optionee only by the Optionee. The terms of this Option shall be binding upon the executors, administrators, heirs, successors and assigns of the Optionee.

     4. Term of Option. Subject to Section 2(a) of this Agreement, this Option is exercisable through and including the tenth anniversary of the date of grant; provided, however, that this Option may be exercised during such term only in accordance with the Plan and this Agreement.

     5. Termination of Service or Death of the Optionee. Except as provided in this Section 5 and Section 6, notwithstanding any other provision of this Option to the contrary, this Option shall be exercisable only if the Optionee has not incurred a Termination of Service at the time of such exercise.

     If the Optionee incurs a Termination of Service for any reason excluding death and Termination of Service for Cause, the Optionee may, but only within the period of three months (or one year in the case of disability, as defined in Section 22(e)(3) of the Code) immediately succeeding such Termination of Service and in no event after the Expiration Date, exercise this Option to the extent the Optionee was entitled to exercise this Option on the date of Termination of Service. If the Optionee incurs a Termination of Service for Cause, all rights under this Option shall expire immediately upon the giving to the Optionee of notice of such termination.

     In the event of the death of the Optionee prior to the Optionee's Termination of Service or during the three-month period referred to in the immediately preceding paragraph, the person or persons to whom the Option has been transferred by will or by the laws of descent and distribution may, but only to the extent the Optionee was entitled to exercise this Option on the date of the Optionee's death, exercise this Option at any time within one year following the death of the Optionee, but in no event after the Expiration Date. Following the death of the Optionee, the Committee may, in its sole discretion, as an alternative means of settlement of this Option, elect to pay to the person to whom this Option is transferred by will or by the laws of descent and distribution, the amount by which the Market Value per share of Common Stock on the date of exercise of this Option shall exceed the Exercise Price per Option Share, multiplied by the number of Option Shares with respect to which this Option is properly exercised. Any such settlement of this Option shall be considered an exercise of this Option for all purposes of this Option and of the Plan.

     6. Plan and Plan Interpretations as Controlling. This Option and the terms and conditions herein set forth are subject in all respects to the terms and conditions of the Plan, which are controlling. All determinations and interpretations made in the discretion of the Committee shall be final and conclusive upon the Optionee or his legal representatives with regard to any question arising hereunder or under the Plan.

     7. Optionee Service. Nothing in this Option shall limit the right of the Company or any of its Affiliates to terminate the Optionee's service as a director, emeritus director, or employee, or otherwise impose upon the Company or any of its Affiliates any obligation to employ or accept the services of the Optionee.

                                   Optionee


                                   -----------------------------------

                                   By:
                                      --------------------------------
                                      For the Board of Directors

Date of Grant                      Attest:                             (Seal)
             ----------------              ---------------------------

                                 Exhibit 10.8

              Form of Non-Qualified Stock Option Award Agreement

                           STOCK OPTION AGREEMENT
                      FOR NON-QUALIFIED STOCK OPTIONS
                              PURSUANT TO THE
                       SECURITY FEDERAL CORPORATION
                           2002 STOCK OPTION PLAN

     NON-QUALIFIED STOCK OPTION for a total of _____ Shares of common stock, par value $0.01 per share, of SECURITY FEDERAL CORPORATION. (the "Company"), is hereby granted to _________________ (the "Optionee") at an exercise price determined as provided in, and in all respects subject to, the terms, definitions and provisions of the 2002 Stock Option Plan (the "Plan") adopted by the Company, which is incorporated by reference herein, receipt of which is hereby acknowledged.

     1. Exercise Price. This Non-Qualified Stock Option shall be exercisable at $____ for each Share, being no less than 100 percent of the fair market value of the common stock of the Company as determined pursuant to the Plan.

     2.   Exercise of Option.

          (a) Vesting. This Non-Qualified Stock Option shall be exercisable as follows:

                       Years of Service                 Percent
                       After Grant Date               Exercisable
                     -------------------            --------------
                              5                            20
                              6                            40
                              7                            60
                              8                            80
                              9                            100

          (b) Method of Exercise. This Non-Qualified Stock Option shall be exercisable by a written notice which shall:

              (i) State the election to exercise the Non-Qualified Stock Option, the number of Shares with respect to which it is being exercised, the person in whose name the stock certificate or certificates for such Shares is to be registered, his address and Social Security Number (or if more than one, the names, addresses and Social Security Numbers of such persons);

              (ii) Be signed by the person or persons entitled to exercise the Non-Qualified Stock Option and, if the Non-Qualified Stock Option is being exercised by any person or persons other than the Optionee, be accompanied by proof, satisfactory to counsel for the Company, of the right of such person or persons to exercise the Non-Qualified Stock Option; and

              (iii) Be in writing and delivered in person or by certified mail to the Treasurer of the Company or any other person designated by the Stock Option Committee of the Company.

               Payment of the purchase price of any Shares with respect to which the Non-Qualified Stock Option is being exercised shall be by certified or bank cashier's or teller's check or as otherwise provided by the Plan. The certificate or certificates for Shares as to which the Non-Qualified Stock Option shall be exercised shall be registered in the name of the person or persons designated by the Optionee.

          (c) Restrictions on exercise. This Non-Qualified Stock Option may not be exercised if the issuance of the Shares upon such exercise would constitute a violation of any applicable federal or state securities or other law or valid regulation. As a condition to the Optionee's exercise of this option, the Company may require the person exercising this option to make any representation and warranty to the Company as may be required by any applicable law or regulation.

     3. Nontransferability of Non-Qualified Stock Option. Except as otherwise provided in the Plan, this Non-Qualified Stock Option may not be transferred in any manner otherwise than by will or the laws of descent or distribution and may be exercised during the lifetime of the Optionee only by the Optionee. The terms of this Non-Qualified Stock Option shall be binding upon the executors, administrators, heirs, successors and assigns of the Optionee.

     4. Term of Non-Qualified Stock Option. Subject to Section 2(a) of this Agreement, this Non-Qualified Stock Option is exercisable through and including the tenth anniversary of the date of grant; provided, however, that this Non-Qualified Stock Option may be exercised during such term only in accordance with the Plan and this Agreement.

     5. Plan and Plan Interpretations as Controlling. This Non-Qualified Stock Option and the terms and conditions herein set forth are subject in all respects to the terms and conditions of the Plan, which are controlling. All determinations and interpretations made in the discretion of the Committee shall be final and conclusive upon the Optionee or his legal representatives with regard to any question arising hereunder or under the Plan.

     6. Optionee Service. Nothing in this Non-Qualified Stock Option shall limit the right of the Company or any of its Affiliates to terminate the Optionee's service as a director, emeritus director, or employee, or otherwise impose upon the Company or any of its Affiliates any obligation to employ or accept the services of the Optionee.

                                   Optionee


                                   -----------------------------------

                                   By:
                                      --------------------------------
                                      For the Board of Directors

Date of Grant                      Attest:                             (Seal)
             ----------------              ---------------------------

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

Date: November 9, 2005
                                         /s/Timothy W. Simmons
                                         ----------------------------
                                         Timothy W. Simmons
                                         President and Chief Executive Officer

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

Date: November 9, 2005
                                           /s/Roy G. Lindburg
                                           --------------------------
                                           Roy G. Lindburg
                                           Chief Financial Officer

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

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q that:


      1. the report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

      2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.







/s/Timothy W. Simmons                             /s/Roy G. Lindburg
------------------------------                    ---------------------------
Timothy W. Simmons                                Roy G. Lindburg
Chief Executive Officer                           Chief Financial Officer


Dated: November 9, 2005.