Form 10-Q
period 2005-12-31
SECURITY FEDERAL CORPORATION
filed 2006-02-14
CIK 818677

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549
                              FORM 10 - Q
(Mark one)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "large accelerated filer" and "accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filed [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).

                        YES [ ]          NO  [X]
                           ------          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      CLASS:                 OUTSTANDING SHARES AT:        SHARES:
     ----------------        -----------------------      ------------------

     Common Stock, par         January 31, 2006              2,537,010
     value $0.01 per share

                                     INDEX

------------------------------------------------------------------------------
PART I.   FINANCIAL INFORMATION (UNAUDITED)                        PAGE NO.

Item 1.   Financial Statements (Unaudited):

            Consolidated Balance Sheets at December
             31, 2005 and March 31, 2005                               1

            Consolidated Statements of Income for
             the Three and Nine Months Ended December
             31, 2005 and 2004                                         2

            Consolidated Statements of Shareholders'
             Equity and Comprehensive Income at December
             31, 2004 and 2005                                         4

            Consolidated Statements of Cash Flows for the
             Nine Months Ended December 31, 2005 and 2004              5

            Notes to Consolidated Financial Statements                 7

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk   21

Item 4.   Controls and Procedures                                      21

------------------------------------------------------------------------------

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                            22

Item 2.   Unregistered Sales of Equity Securities and Use
           of Proceeds                                                 22

Item 3.   Defaults Upon Senior Securities                              22

Item 4.   Submission of Matters to a Vote of Security Holders          22

Item 5.   Other Information                                            22

Item 6.   Exhibits                                                     22

          Signatures                                                   23
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

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                    Security Federal Corporation and Subsidiaries

                             Consolidated Balance Sheets

                                                 December 31,       March 31,
                                                        2005            2005
                                                 ------------    ------------
                                                 (Unaudited)        (Audited)
Assets:
  Cash And Cash Equivalents                       $16,462,283      $7,916,488
  Investment And Mortgage-Backed Securities:
   Available For Sale: (Amortized cost of
                        $162,259,854 at
                        December 31, 2005 and
                        $166,364,642 at March
                        31, 2005)                 159,265,454     164,814,819
   Held To Maturity:   (Fair value of $73,258,830
                        at December 31, 2005 and
                        $74,770,902 at March 31,
                        2005)                      74,991,809      76,260,904
                                                -------------   -------------
  Total Investment And Mortgage-Backed
   Securities                                     234,257,263     241,075,723
                                                -------------   -------------

   Held For Sale                                      714,034       2,277,762
   Held For Investment: (Net of allowance
                         of $6,570,931 at December
                         31, 2005 and $6,284,055 at
                         March 31, 2005)          354,572,533     314,611,373
                                                -------------   -------------
  Total Loans Receivable, Net                     355,286,567     316,889,135
                                                -------------   -------------
  Accrued Interest Receivable:
    Loans                                           1,138,126         901,872
    Mortgage-Backed Securities                        509,055         555,933
    Investments                                       773,453         721,744

  Premises And Equipment, Net                       9,501,767       7,914,043
  Federal Home Loan Bank Stock, At Cost             7,083,900       6,234,500
  Repossessed Assets Acquired In Settlement
   Of Loans                                           145,870          53,000
  Other Assets                                      3,792,050       3,716,035
                                                -------------   -------------
Total Assets                                    $ 628,950,334   $ 585,978,473
                                                =============   =============
Liabilities And Shareholders' Equity
Liabilities:
 Deposit Accounts                               $ 450,172,398   $ 430,287,391
 Advances From Federal Home Loan Bank             132,513,000     112,038,000
 Other Borrowed Money                               6,060,935       5,594,157
 Advance Payments By Borrowers For Taxes
   And Insurance                                      567,629         417,410
 Other Liabilities                                  2,671,473       2,530,450
                                                -------------   -------------
Total Liabilities                               $ 591,985,435   $ 550,867,408
                                                -------------   -------------
Shareholders' Equity:
  Serial Preferred Stock, $.01 Par Value;
   Authorized Shares - 200,000; Issued
   And Outstanding Shares - None                $           -   $           -
  Common Stock, $.01 Par Value; Authorized
   Shares - 5,000,000; Issued - 2,546,722
   And Outstanding Shares -  2,537,178 At
   December 31, 2005 And 2,543,838 And
   2,522,127 At March 31, 2005                         25,564         25,438
  Additional Paid-In Capital                        4,374,122      4,181,804
  Treasury Stock, (At Cost, 9,712 and
   8,077 Shares, Respectively)                       (200,256)      (165,089)
  Indirect Guarantee Of Employee Stock
   Ownership Trust Debt                              (215,503)      (276,217)
  Accumulated Other Comprehensive Loss             (1,857,726)      (961,504)
  Retained Earnings, Substantially Restricted      34,838,698     32,306,633
                                                -------------  -------------
Total Shareholders' Equity                      $  36,964,899  $  35,111,065
                                                -------------  -------------
Total Liabilities And Shareholders' Equity      $ 628,950,334  $ 585,978,473
                                                =============  =============

See accompanying notes to consolidated financial statements.

                      Security Federal Corporation and Subsidiaries

                      Consolidated Statements of Income (Unaudited)

                                               Three Months Ended December 31,
                                               -------------------------------
                                                    2005               2004
                                               --------------    -------------
Interest Income:
  Loans                                        $    5,963,727    $  4,306,895
  Mortgage-Backed Securities                        1,333,025       1,401,716
  Investment Securities                               962,379         756,877
  Other                                                10,835           5,851
                                               --------------    ------------
Total Interest Income                               8,269,966       6,471,339
                                               --------------    ------------
Interest Expense:
  NOW And Money Market Accounts                     1,358,825       1,032,212
  Passbook Accounts                                    43,143          42,547
  Certificate Accounts                              1,523,634         937,371
  Advances And Other Borrowed Money                 1,186,344         913,355
                                               --------------    ------------
Total Interest Expense                              4,111,946       2,925,485
                                               --------------    ------------

Net Interest Income                                 4,158,020       3,545,854
  Provision For Loan Losses                           165,000         195,000
                                               --------------    ------------
  Net Interest Income After Provision For
   Loan Losses                                      3,993,020       3,350,854
                                               --------------    ------------
Other Income:
  Gain On Sale Of Loans                               121,138          88,265
  Loan Servicing Fees                                  53,606          47,997
  Service Fees On Deposit Accounts                    303,173         327,062
  Other                                               236,412         242,996
                                               --------------    ------------
Total Other Income                                    714,329         706,320
                                               --------------    ------------
General And Administrative Expenses:
  Salaries And Employee Benefits                    1,847,482       1,444,615
  Occupancy                                           331,501         268,749
  Advertising                                          44,402          53,785
  Depreciation And Maintenance Of Equipment           274,324         244,000
  FDIC Insurance Premiums                              14,561          14,444
  Other                                               692,196         686,852
                                               --------------    ------------
Total General And Administrative Expenses           3,204,466       2,712,445
                                               --------------    ------------

  Income Before Income Taxes                        1,502,883       1,344,729
  Provision For Income Taxes                          544,908         432,878
                                               --------------    ------------
Net Income                                     $      957,975    $    911,851
                                               ==============    ============

Basic Net Income Per Common Share              $         0.38    $       0.36
                                               ==============    ============
Diluted Net Income Per Common Share            $         0.37    $       0.36
                                               ==============    ============
Cash Dividend Per Share On Common Stock        $         0.04    $       0.03
                                               ==============    ============
Basic Weighted Average Shares Outstanding           2,536,304       2,527,661
                                               ==============    ============
Diluted Weighted Average Shares Outstanding         2,570,767       2,556,839
                                               ==============    ============

See accompanying notes to consolidated financial statements.

                Security Federal Corporation and Subsidiaries

                Consolidated Statements of Income (Unaudited)

                                               Nine Months Ended December 31,
                                              --------------------------------
                                                  2005               2004
                                              ------------      --------------
Interest Income:
  Loans                                       $ 16,751,933      $  12,158,605
  Mortgage-Backed Securities                     4,084,033          4,170,928
  Investment Securities                          2,634,484          2,408,801
  Other                                             47,122             18,580
                                              ------------      -------------
Total Interest Income                           23,517,572         18,756,914
                                              ------------      -------------
Interest Expense:
  NOW And Money Market Accounts                  3,905,361          2,895,348
  Passbook Accounts                                132,262            129,515
  Certificate Accounts                           4,077,011          2,559,988
  Advances And Other Borrowed Money              3,270,366          2,816,492
                                              ------------      -------------
Total Interest Expense                          11,385,000          8,401,343
                                              ------------      -------------

Net Interest Income                             12,132,572         10,355,571
  Provision For Loan Losses                        495,000            585,000
                                              ------------      -------------
  Net Interest Income After Provision
   For Loan Losses                              11,637,572          9,770,571
                                              ------------      -------------
Other Income:
  Gain On Sale of Investments                       48,962                  -
  Gain On Sale Of Loans                            374,701            327,088
  Loan Servicing Fees                              154,365            135,103
  Service Fees On Deposit Accounts                 875,237            952,426
  Other                                            700,121            675,066
                                              ------------      -------------
Total Other Income                               2,153,386          2,089,683
                                              ------------      -------------
General And Administrative Expenses:
  Salaries And Employee Benefits                 5,443,785          4,629,528
  Occupancy                                        962,678            792,457
  Advertising                                      113,392            128,310
  Depreciation And Maintenance Of Equipment        784,443            781,022
  FDIC Insurance Premiums                           43,247             43,341
  Other                                          2,024,699          1,742,929
                                              ------------      -------------
Total General And Administrative Expenses        9,372,244          8,117,587
                                              ------------      -------------

  Income Before Income Taxes                     4,418,714          3,742,667
  Provision For Income Taxes                     1,581,817          1,228,783
                                              ------------      -------------
Net Income                                    $  2,836,897      $   2,513,884
                                              ============      =============

Basic Net Income Per Common Share             $       1.12      $        1.00
                                              ============      =============
Diluted Net Income Per Common Share           $       1.11      $        0.98
                                              ============      =============
Cash Dividend Per Share On Common Stock       $       0.12      $        0.08
                                              ============      =============
Basic Weighted Average Shares Outstanding        2,531,885          2,523,296
                                              ============      =============
Diluted Weighted Average Shares Outstanding      2,565,949          2,558,502
                                              ============      =============

See accompanying notes to consolidated financial statements.

                       Security Federal Corporation and Subsidiaries

       Consolidated Statements of Shareholders' Equity and Comprehensive Income (Unaudited)


                                                                     Accumulated
                                                         Indirect       Other
                                    Additional           Guarantee   Comprehen-
                            Common   Paid-In   Treasury     of       sive Income    Retained
                             Stock   Capital    Stock    ESOP Debt     (Loss)       Earnings       Total
                           -------- ---------- --------  ----------  -----------  -----------  -----------
Balance At March 31, 2004   $ 25,333 $4,013,674  $  -     $(336,972)  $ 689,755    $29,080,125  $33,471,915
Net Income                         -          -     -             -           -      2,513,884    2,513,884
Other Comprehensive Income,
 Net Of Tax:
 Unrealized Holding Losses
  On Securities Available
  For Sale                         -          -     -             -    (914,913)             -     (914,913)
                                                                                                -----------
Comprehensive Income               -          -     -             -           -              -    1,598,971
Decrease In Indirect
 Guarantee Of ESOP Debt            -          -     -        60,755           -              -       60,755
Exercise Of Stock Options        105    168,130     -             -           -              -      168,235
Cash Dividends                     -          -     -             -           -       (202,914)    (202,914)
                            -------- ----------   - -     ---------   ---------    -----------  -----------
Balance At December 31,
 2004                       $ 25,438 $4,181,804   $ -     $(276,217)  $(225,158)   $31,391,095  $35,096,962
                            ======== ==========   ===     =========   =========    ===========  ===========


                                                                     Accumulated
                                                         Indirect       Other
                                    Additional           Guarantee   Comprehen-
                            Common   Paid-In   Treasury     of       sive Income    Retained
                             Stock   Capital    Stock    ESOP Debt     (Loss)       Earnings      Total
                           -------- ---------- --------  ----------  -----------  -----------  -----------
Balance At March 31, 2005  $25,438  $4,181,804 $(165,089) $(276,217)  $(961,504)   $32,306,633  $35,111,065
Net Income                       -           -         -          -           -      2,836,897    2,836,897
Other Comprehensive Income,
 Net Of Tax:
 Unrealized Holding Losses
  On Securities Available
  For Sale                       -           -         -          -    (865,866)             -     (865,866)
 Plus Reclassification
  Adjustments For Gains
  Included In Net Income         -           -         -          -     (30,356)             -      (30,356)
                                                                                                -----------
Comprehensive Income             -           -         -          -           -              -    1,940,675
Purchase Of Treasury Stock
 At Cost, 1,635 shares           -           -   (35,167)         -           -              -      (35,167)
Exercise Of Stock Options      126     192,318         -          -           -              -      192,444
Decrease In Indirect
 Guarantee Of ESOP Debt          -           -         -     60,714           -              -       60,714
Cash Dividends                   -           -         -          -           -       (304,832)    (304,832)
                          --------  ---------- ---------   --------  ----------    -----------  -----------
Balance At December 31,
 2005                     $ 25,564  $4,374,122 $(200,256)  $(215,503)$(1,857,726)  $34,838,698  $36,964,899
                          ========  ========== =========   ========= ===========   ===========  ===========

                           See accompanying notes to consolidated financial statements.

             Security Federal Corporation and Subsidiaries

           Consolidated Statements of Cash Flows (Unaudited)

                                               Nine Months Ended December 31,
                                              --------------------------------
                                                 2005                2004
                                              -----------        ------------
Cash Flows From Operating Activities:
Net Income                                    $ 2,836,897        $ 2,513,884
Adjustments To Reconcile Net Income
To Net Cash Provided By Operating Activities:
  Depreciation Expense                            731,381            630,742
  Discount Accretion And Premium Amortization     762,876            929,109
  Provisions For Losses On Loans And Real
    Estate                                        495,000            585,000
  Gain On Sale Of Loans                          (374,701)          (327,088)
  Gain On Sale Of Mortgage Backed Securities
    Available For Sale                            (48,962)                 -
  Loss (Gain) On Sale Of Real Estate               21,416            (53,661)
  Amortization Of Deferred Fees On Loans         (139,852)          (143,244)
  Proceeds From Sale Of Loans Held For Sale    24,294,189         19,590,174
  Origination Of Loans For Sale               (22,355,760)       (18,982,328)
  (Increase) Decrease In Accrued Interest
    Receivable:
      Loans                                      (236,254)            23,813
      Mortgage-Backed Securities                   46,878            (24,904)
      Investments                                 (51,709)           145,173
  Increase (Decrease) In Advance Payments
    By Borrowers                                  150,219            (77,620)
  Loss (Gain) on Disposition of Premises
    and Equipment                                   4,469             (3,525)
  Other, Net                                      674,086           (684,252)
                                             ------------       ------------
Net Cash Provided By Operating Activities       6,810,173          4,121,273
                                             ------------       ------------
Cash Flows From Investing Activities:
  Principal Repayments On Mortgage-Backed
    Securities Available For Sale              39,543,268         37,602,571
  Principal Repayments On Mortgage-Backed
    Securities Held To Maturity                    10,407             79,558
  Purchase Of Investment Securities
    Available For Sale                        (20,046,195)                 -
  Purchase Of Investment Securities Held
    To Maturity                                         -        (22,042,025)
  Purchase Of Mortgage-Backed Securities
    Available For Sale                        (24,569,383)       (49,526,672)
  Maturities Of Investment Securities
    Available For Sale                          4,674,853         10,000,000
  Maturities of Investment Securities
    Held To Maturity                            1,000,000         19,000,000
  Proceeds From Sale Of Mortgage-Backed
    Securities Available For Sale               3,797,360                  -
  Proceeds From Sale Of Mortgage-Backed
    Securities Held To Maturity                   249,650                  -
  Purchase Of FHLB Stock                       (4,697,800)        (3,910,900)
  Redemption Of FHLB Stock                      3,848,400          2,702,900
  Increase In Loans To Customers              (40,527,093)       (36,558,688)
  Proceeds From Sale Of Repossessed Assets         96,499            335,427
  Purchase And Improvement Of Premises
    And Equipment                              (2,323,574)        (1,945,254)
  Proceeds from Sale of Premises And
    Equipment                                           -              3,525
                                             ------------       ------------
Net Cash Used By Investing Activities         (38,943,608)       (44,259,558)
                                             ------------       ------------
Cash Flows From Financing Activities:

  Increase In Deposit Accounts                 19,885,007         26,572,741
  Proceeds From FHLB Advances                 181,395,000        100,943,000
  Repayment Of FHLB Advances                 (160,920,000)       (86,866,000)
  Net Proceeds (Repayments) Of Other
    Borrowings                                    466,778           (189,458)
  Dividends To Shareholders                      (304,832)          (202,914)
  Purchase Of Treasury Stock                      (35,167)                 -
  Proceeds From Exercise of Stock Options         192,444            168,235
                                             ------------       ------------
Net Cash Provided By Financing Activities      40,679,230         40,425,604
                                             ------------       ------------
                                                                  (Continued)

               Security Federal Corporation and Subsidiaries

              Consolidated Statements of Cash Flows (Unaudited)

                                                Nine Months Ended December 31,
                                              --------------------------------
                                                     2005             2004
                                              -------------      -------------

Increase In Cash And Cash Equivalents             8,545,795           287,319
Cash And Cash Equivalents At Beginning
  Of Period                                       7,916,488         6,749,211
                                                -----------       -----------
Cash And Cash Equivalents At End Of Period      $16,462,283       $ 7,036,530
                                                ===========       ===========
Supplemental Disclosure Of Cash Flows
Information:
Cash Paid During The Period For Interest        $11,161,678       $ 8,322,953
Cash Paid During The Period For Income Taxes    $ 1,742,825       $ 1,699,012
Additions To Repossessed Acquired Through
  Foreclosure                                   $   210,785       $   358,397
Increase In Unrealized Net Loss On Securities
 Available For Sale, Net Of Taxes               $  (896,222)      $  (914,913)


See accompanying notes to consolidated financial statements.

                Security Federal Corporation and Subsidiaries

            Notes to Consolidated Financial Statements (Unaudited)

 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in Security Federal Corporation's (the "Company") 2005 Annual Report to Shareholders when reviewing interim financial statements. The results of operations for the nine-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year. This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, changes in interest rates, the demand for loans, the regulatory environment, general economic conditions and inflation, and the securities markets. Management cautions readers of this Form 10-Q not to place undue reliance on the forward-looking statements contained herein.

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

3. Loans Receivable, Net

Loans receivable, net, at December 31, 2005 and March 31, 2005 consisted of the following:

Loans held for sale were $714,034 and $2,277,762 at December 31, 2005 and March 31, 2005, respectively.

Loans Held For Investment:         December 31, 2005        March 31, 2005
                                  -------------------     ------------------
  Residential Real Estate           $  122,703,867         $   122,622,347
  Consumer                              56,819,276              50,844,192
  Commercial Business And Real
   Estate                              191,357,758             162,217,200
                                     -------------           -------------
                                       370,880,901             335,683,739
                                     -------------           -------------
Less:
  Allowance For Possible Loan
   Losses                                6,570,931               6,284,055
  Loans In Process                       9,574,921              14,626,913
  Deferred Loan Fees                       162,516                 161,398
                                     -------------           -------------
                                        16,308,368              21,072,366
                                     -------------           -------------
                                     $ 354,572,533           $ 314,611,373
                                     =============           =============

The following is a reconciliation of the allowance for loan losses for the nine months ending:

                                   December 31, 2005       December 31, 2004
                                 ---------------------    -------------------

Beginning Balance                   $    6,284,055          $    5,763,935
  Provision                                495,000                 585,000
  Charge-offs                             (263,752)               (229,538)
  Recoveries                                55,628                 133,298
                                    --------------          --------------
Ending Balance                      $    6,570,931          $    6,252,695
                                    ==============          ==============

                 Security Federal Corporation and Subsidiaries

4. Securities

Investment and Mortgage-Backed Securities, Held to Maturity
-----------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

                                          Gross        Gross
December 31, 2005        Amortized      Unrealized   Unrealized
------------------          Cost          Gains        Losses     Fair Value
                        ------------   ----------   ----------   -----------
US Government And
 Agency Obligations     $ 74,991,809          -      1,732,979    73,258,830
                        ============    ========   ===========  ============

March 31, 2005
--------------

US Government And
 Agency Obligations     $ 76,000,847    $     -    $ 1,504,761  $ 74,496,086
Mortgage-Backed
 Securities                  260,057      14,759             -       274,816
                        ------------    --------   -----------  ------------
Total                   $ 76,260,904    $ 14,759   $ 1,504,761  $ 74,770,902
                        ============    ========   ===========  ============

Investment And Mortgage-Backed Securities, Available For Sale
-------------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

                                          Gross        Gross
December 31, 2005        Amortized      Unrealized   Unrealized
------------------          Cost          Gains        Losses     Fair Value
                        ------------   ----------   ----------   -----------
US Government And
 Agency Obligations    $ 20,837,147    $   2,500   $   212,949   $ 20,626,698
Mortgage-Backed
 Securities             141,422,707      144,542     2,928,493    138,638,756
                       ------------    ---------   -----------   ------------
Total                  $162,259,854    $ 147,042   $ 3,141,442   $159,265,454
                       ============    =========   ===========   ============

March 31, 2005
--------------

US Government And
 Agency Obligations    $  5,469,678    $   4,648   $    19,063   $  5,455,263
Mortgage-Backed
 Securities             160,894,954      457,081     1,992,479    159,359,556
                       ------------    ---------   -----------   ------------
Total                  $166,364,632    $ 461,729   $ 2,011,542   $164,814,819
                       ============    =========   ===========   ============

               Security Federal Corporation and Subsidiaries

    Notes to Consolidated Financial Statements (Unaudited), Continued

5. Deposit Accounts

A summary of deposit accounts by type with weighted average rates is as follows:

                                    December 31, 2005      March 31, 2005
                                  -------------------   ---------------------
                                    Balance     Rate      Balance       Rate
Demand Accounts:                  -------------------   ---------------------
  Checking                        $ 96,577,795  0.91%    $ 88,169,885   0.65%
  Money Market                     153,400,713  3.09%     164,088,081   2.57%
  Regular Savings                   17,269,681  0.98%      17,743,659   0.98%
                                  ------------           ------------
Total Demand Accounts              267,248,189  2.16%     270,001,625   1.84%
                                  ------------           ------------
Certificate Accounts:
  0 - 4.99%                        173,158,740            150,486,280
  5.00 - 6.99%                       9,765,469              9,799,486
                                  ------------           ------------
Total Certificate Accounts         182,924,209  3.67%     160,285,766   2.92%
                                  ------------           ------------
Total Deposit Accounts            $450,172,398  2.77%    $430,287,391   2.24%
                                  ============           ============

6. Advances From Federal Home Loan Bank ("FHLB")

FHLB advances are summarized by year of maturity and weighted average interest rate in the table below:

                                   December 31, 2005         March 31, 2005
                                 ----------------------  ---------------------
Fiscal Year Due:                   Balance      Rate        Balance      Rate
                                 ----------------------  ---------------------
2006                             $ 15,000,000   2.85%    $ 40,675,000    4.09%
2007                               24,150,000   3.24%      18,000,000    2.83%
2008                                5,000,000   3.09%      10,000,000    2.96%
2009                               20,000,000   3.28%      25,000,000    3.05%
2010                                5,000,000   3.09%       5,000,000    3.09%
Thereafter                         63,363,000   3.95%      13,363,000    3.21%
                                 ------------            ------------
Total Advances                   $132,513,000   3.53%    $112,038,000    3.41%
                                 ============            ============

These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank's portfolio of residential first mortgage loans and approximately $64.7 million in investment securities at December 31, 2005. Advances are subject to prepayment penalties.

The following table shows callable FHLB advances as of the dates indicated. These advances are also included in the above table. All callable advances are callable at the option of the FHLB. If an advance is called, the Bank has the option to payoff the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

                                            As of December 31, 2005
------------------------------------------------------------------------------------------------------------
Borrow Date       Maturity Date     Amount      Int. Rate     Type        Call Dates
------------     ---------------   ---------   -----------   ---------    ---------------------------------
11/07/02            11/07/12       5,000,000     3.354%     1 Time Call   11/07/07
10/24/03            10/24/08      10,000,000     2.705%     Multi-call    10/24/06 and quarterly thereafter
02/20/04            02/20/14       5,000,000     3.225%     1 Time Call   02/20/09
04/16/04            04/16/14       3,000,000     3.33%      1 Time Call   04/16/08
09/16/04            09/16/09       5,000,000     3.09%      1 Time Call   09/17/07
06/24/05            06/24/15       5,000,000     3.71%      1 Time Call   06/24/10
06/24/05            06/24/10       5,000,000     3.7215%    1 Time Call   06/26/06
07/22/05            07/22/15       5,000,000     3.79%      1 Time Call   07/22/08
10/21/05            10/21/10       5,000,000     3.4306%    1 Time Call   10/23/06
11/01/05            11/10/15       5,000,000     4.40%      1 Time Call   11/10/09
11/22/05            11/23/15       5,000,000     3.9325%    Multi-call    11/23/07 and quarterly thereafter
11/29/05            11/29/13       5,000,000     4.32%      1 Time Call   05/29/09
12/14/05            12/14/11       5,000,000     4.64%      1 Time Call   09/14/09



                   Security Federal Corporation and Subsidiaries

                                           As of March 31, 2005
------------------------------------------------------------------------------------------------------------
Borrow Date       Maturity Date     Amount      Int. Rate     Type        Call Dates
------------     ---------------   ---------   -----------   ---------    ---------------------------------
11/10/00             11/10/05       5,000,000    5.85%      Multi-Call    05/10/05 and quarterly thereafter
09/04/02             09/04/07       5,000,000    2.82%      1 Time Call   09/06/05
11/07/02             11/07/12       5,000,000    3.35%      1 Time Call   11/07/07
10/24/03             10/24/08      10,000,000    2.705%     Multi-Call    10/24/06 and quarterly thereafter
12/10/03             12/10/08       5,000,000    2.16%      Multi-Call    12/12/05 and quarterly thereafter
02/20/04             02/20/14       5,000,000    2.14%      1 Time Call   02/20/09
04/16/04             04/16/14       3,000,000    3.33%      1 Time Call   04/16/08
09/16/04             09/19/09       5,000,000    3.09%      1 Time Call   09/17/07


7.  Regulatory Matters

The following table reconciles the Bank's shareholders' equity to its various regulatory capital positions:

                                                December 31,       March 31,
                                                   2005              2005
                                                        (In Thousands)
                                               -----------------------------
 Bank's Shareholders' Equity                     $ 36,636          $  34,690
 Unrealized Loss On Available
  For Sale Of Securities, Net Of Tax                1,858                962
 Reduction For Goodwill And Other
  Intangibles                                           -                  -
                                                 --------           --------
  Tangible Capital                                 38,494             35,652
 Qualifying Core Deposits And
  Intangible Assets                                     -                  -
                                                 --------           --------
  Core Capital                                     38,494             35,652
 Supplemental Capital                               4,700              4,236
 Assets Required To Be Deducted                        (9)               (30)
                                                 --------           --------
  Risk-Based Capital                             $ 43,185           $ 39,858
                                                 ========           ========

The following table compares the Bank's capital levels relative to the applicable regulatory requirements at December 31, 2005:

                                       (Dollars in Thousands)
                    ---------------------------------------------------------
                      Amt.       %      Actual     Actual    Excess    Excess
                    Required  Required    Amt.        %       Amt.        %
                    ---------------------------------------------------------
Tangible Capital    $12,612     2.0%    $38,494     6.10%    $25,882    4.10%
Tier 1 Leverage
 (Core) Capital      25,223     4.0%     38,494     6.10%     13,271    2.10%
Total Risk-Based
 Capital             30,081     8.0%     43,185    11.48%     13,104    3.48%
Tier 1 Risk-Based
 (Core) Capital      15,041     4.0%     38,494    10.24%     23,453    6.24%

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

               Security Federal Corporation and Subsidiaries


     Notes to Consolidated Financial Statements (Unaudited), Continued

The following table provides a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                       For the Quarter Ended
                           ----------------------------------------------
                                         December 31, 2005
                           ----------------------------------------------
                              Income
                           (Numerator)         Shares
                              Amount       (Denominator)        Per Share
                           ----------      -------------        ---------
Basic EPS                  $  957,975          2,536,304        $    0.38
Effect of Diluted
Securities:
 Stock Options                      -             24,919            (.007)
 ESOP                               -              9,544            (.003)
                           ----------      -------------         --------
Diluted EPS                $  957,975          2,570,767         $   0.37
                           ==========      =============         ========

                                       For the Quarter Ended
                           ----------------------------------------------
                                         December 31, 2004
                           ----------------------------------------------
                              Income
                           (Numerator)         Shares
                              Amount       (Denominator)        Per Share
                           ----------      -------------        ---------
Basic EPS                  $  911,851          2,527,661         $   0.36
Effect of Diluted
Securities:
 Stock Options                      -             15,449                -
 ESOP                               -             13,729                -
                           ----------      -------------         --------
Diluted EPS                $  911,851          2,556,839         $   0.36
                           ==========      =============         ========

                                     For the Nine Months Ended
                           ----------------------------------------------
                                         December 31, 2005
                           ----------------------------------------------
                              Income
                           (Numerator)         Shares
                              Amount       (Denominator)        Per Share
                           ----------      -------------        ---------
Basic EPS                 $ 2,836,897          2,531,885         $   1.12
Effect of Diluted
Securities:
 Stock Options                      -             24,471           (0.007)
 ESOP                               -              9,593           (0.003)
                          -----------      -------------          --------
Diluted EPS               $ 2,836,897          2,565,949         $   1.11
                          ===========      =============         ========

                                       For the Nine Months Ended
                           ----------------------------------------------
                                          December 31, 2004
                           ----------------------------------------------
                              Income
                           (Numerator)         Shares
                              Amount       (Denominator)        Per Share
                           ----------      -------------        ---------
Basic EPS                 $ 2,513,884          2,523,296         $   1.00
Effect of Diluted
Securities:
 Stock Options                      -             22,490           (0.013)
 ESOP                               -             12,716           (0.007)
                          -----------      -------------         --------
Diluted EPS               $ 2,513,884          2,558,502         $   0.98
                          ===========      =============         ========

                Security Federal Corporation and Subsidiaries

9.  Stock-Based Compensation

The Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the three months and nine months ended December 31, 2005 and 2004, respectively.

                                Three Months Ended      Nine Months Ended
                                    December 31,           December 31,
                                 2005         2004      2005         2004
                              ---------   ---------   ----------  ----------
Net income, as reported       $ 957,975   $ 911,851   $2,836,897  $2,513,884
Deduct: Total stock-based
 employee compensation expense
 determined under fair value
 based method for all awards,
 net of related tax effect    $ (30,570)  $ (57,124)  $  (91,710) $ (171,372)
Net Income, Pro Forma         $ 927,405   $ 854,727   $2,745,187  $2,342,512
Basic earnings share:
   As Reported                $     .38   $     .36   $     1.12  $     1.00
   Pro Forma                  $     .37   $     .34   $     1.08  $      .93
Diluted earnings share:
   As reported                $     .37   $     .36   $     1.11  $      .98
   Pro forma                  $     .36   $     .33   $     1.07  $      .92

              Security Federal Corporation and Subsidiaries



     Item 2. Management's Discussion and Analysis of Financial Condition and
                          Results of Operations

Safe Harbor Statement

Certain matters in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide range of factors including, but not limited to, the general business environment, interest rates, the South Carolina real estate market, the demand for loans, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other risks detailed in the Company's reports filed with the SEC, including the Annual Report on Form 10-K for the fiscal year ended March 31, 2005. Forward-looking statements are effective only as of the date that they are made and the Company assumes no obligation to update this information.

Highlights

Total assets of the Company increased $43.0 million or 7.3% from $586.0 million to $629.0 million during the nine months ended December 31, 2005 primarily as a result of an increase of $8.5 million or 108.0% in cash and cash equivalents, an increase of $38.4 million or 12.1% in net loans receivable, and an increase of $1.6 million or 20.1% in net premises and equipment. The increases were offset partially by a decrease of $6.8 million or 2.8% in investments and mortgage-backed securities.

During the nine months ended December 31, 2005, residential real estate loans, net of loans in process, increased $5.1 million or 4.8% commercial loans increased $29.1 million or 17.9%, while consumer loans increased $6.0 million or 11.8%. Loans held for sale decreased $1.5 million or 68.7% during the same period.

Repossessed assets increased $93,000 to $146,000 during the nine months ended December 31, 2005.

Non-accrual loans totaled $1.7 million at December 31, 2005 compared to $2.4 million at March 31, 2005. The Bank classifies all loans as non-accrual when they become 90 days or more delinquent. At December 31, 2005, the Bank held $1.3 million in impaired loans compared to $1.2 million at March 31, 2005.
The Bank includes troubled debt restructuring ("TDR") within the meaning of SFAS No. 114, in impaired loans. At December 31, 2005, the Bank had six loans totaling $425,000 in TDR's compared to six loans totaling $434,000 at March 31, 2005. Included in the six TDR loans at December 31, 2005 is a $204,000 commercial loan secured by equipment and a $57,000 consumer loan secured by residential dwellings, which are both over 30 days past due. The other four TDR's consisted of a $12,000 consumer loan secured by a second mortgage on a residential dwelling, an $80,000 consumer loan secured by a residential dwelling, a $18,000 unsecured commercial loan, and a $54,000 commercial loan secured by two rental properties, all of which were current as of December 31, 2005.

Deposits increased $19.9 million or 4.6% to $450.2 million during the nine months ended December 31, 2005 as a result of competitive rates offered by the Bank. FHLB advances increased $20.5 million or 18.3% to $132.5 million during the same period. Other borrowings, consisting of commercial repurchase sweep accounts, increased $467,000 or 8.3% to $6.1 million during the nine-month period.

The Board of Directors of the Company declared the 58th, 59th, and 60th consecutive quarterly dividend of $0.04, $0.04, $0.04 per share, in April, July, and October 2005, respectively, which totaled $305,000. The employee stock ownership trust of the Company paid $61,000 of principal on the employee stock ownership plan loan during the nine-month period. Unrealized net losses on securities available for sale, net of tax, increased $896,000 during the nine months ended December 31, 2005 as a result of an increase in interest rates. The Company's net income for the nine-month period ended December 31, 2005 was $2.8 million. These items, in total, increased shareholders' equity by $1.9 million or 5.3% to $37.0 million during the nine months ended December 31, 2005. Book value per share was $14.57 at December 31, 2005 compared to $13.92 at March 31, 2005.

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

Loan repayments and maturities of investments are a significant source of funds, whereas loan disbursements and the purchase of investments are a primary use of the Company's funds. During the nine months ended December 31, 2005 loan disbursements exceeded loan repayments resulting in a $38.4 million or 12.1% increase in total net loans receivable.

Deposits and other borrowings are also an important source of funds for the Company. During the nine months ended December 31, 2005, deposits increased $19.9 million and FHLB advances increased $20.5 million. The Bank had $52.4 million in additional borrowing capacity at the FHLB at the end of the period. At December 31, 2005, the Bank had $139.5 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed.

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2005, the Bank had $30.0 million in unused consumer lines of credit, including home equity lines and unsecured lines, $33.9 million in unused commercial lines of credit, and $1.1 million in letters of credit committed to customers. The majority of the $65.0 million in unused credit will not be drawn upon at the same time. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, by the Bank upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Bank manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2005.

                                      After
                          After One   Three                Greater
                 Within    Through    Through               Than
(Dollars           One      Three     Twelve     Within     One
in thousands)     Month    Months     Months    One Year    Year     Total
                 ------    ------     ------    --------    ----     -----
Unused lines
 of credit       $1,917    $3,244     $22,354    27,515    $36,401   $63,916
Standby letters
 of credit          192       238         620     1,050          -     1,050
                 ------    ------     -------   -------    -------   -------
Total            $2,109    $3,482     $22,974   $28,565    $36,401   $64,966
                 ======    ======     =======   =======    =======   =======

Historically, the Company's cash flows from operating activities have been relatively stable. The cash flow from investing activities have had a trend of increasing outflows as a result of increases in purchases of mortgage-backed and investment securities and loan originations. The cash flows from financing activities have had a trend of increased inflows as a result of increases in deposits and FHLB advances. Management believes that the Company's liquidity will continue to be supported by the Company's deposit base and borrowing capacity during the next year.

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

The allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of the Company's consolidated financial statements. The Company provides for loan losses using the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to the allowance for loan losses. Additions to the allowance for loan losses are provided by charges to operations based on various factors, which, in management's judgment, deserve current recognition in estimating possible losses. Such factors considered by management include the fair value of the underlying collateral, stated guarantees by the borrow, if applicable, the borrower's ability to repay from other economic resources, growth and composition of the loan portfolios, the relationship of the allowance for loan losses to the outstanding loans, loss experience, delinquency trends, and general economic conditions. Management evaluates the carrying value of the loans periodically and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making these evaluations. Allowance for loan losses are subject to periodic evaluations by various authorities and may be subject to adjustments based upon the information that is available at the time of their examination.

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

Accounting and Reporting Changes

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosures related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005. SFAS No. 123(R) allows for adoption using either the modified prospective or modified retrospective methods. The Company anticipates using the modified prospective method when this statement is adopted in the first quarter of 2006. The Company has evaluated the impact upon adoption of SFAS No. 123(R) and has concluded that the adoption will result in additional charges to earnings of approximately $100,000 for the year ending March 31, 2007.

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance issued Staff Accounting Bulletin ("SAB") No.107 to provide guidance regarding the application of SFAS No.123(R). SAB No. 107 provides interpretive guidance related to the interaction between SFAS No.123(R) and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies.

             Security Federal Corporation and Subsidiaries

   Management's Discussion and Analysis of Financial Condition and Results of
                               Operations

Accounting and Reporting Changes, Continued

SAB No. 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS No.123(R).

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary
Assets   an amendment of APB Opinion No. 29."  The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under ABP Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The standard is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company's financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error
Corrections   a replacement of APB Opinion No. 20 and FASB Statement No. 3".
SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case the changes should be applied to the latest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2004, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and it also provides guidance on quantitative and qualitative disclosures. The disclosure requirements in paragraph 21 of this Issue were effective for annual financial statements for fiscal years ending after December 15, 2003 and were adopted by the Company effective December 31, 2003.

The recognition and measurement guidance in paragraphs 6-20 of this Issue was to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004, but was delayed by FASB action in October 2004 through the issuance of a proposed FASB Staff Position ("FSP") on the issue. In July 2005, the FASB issued FSP FAS 115-1 and FAS 124-1--"The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." This final guidance eliminated paragraphs10-18 of EITF-03-1 (paragraphs 19-20 have no material impact on the financial position or results of operations of the Company) and will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The Company has evaluated the impact that the adoption of FSP FAS 115-1 and FAS 124-1 and has concluded that the adoption will not have a material impact on financial position and results of operations upon adoption.

In December 2005, the FASB issued FSP SOP 94-6-1, "Terms of Loan Products that May Give Rise to a Concentration of Credit Risk." The disclosure guidance in this FSP is effective for interim and annual periods ending after December 19, 2005. The FSP states that the terms of certain loan products may increase a reporting entity's exposure to credit risk and thereby may result in a concentration of credit risk as that term is used in SFAS No. 107, either as an individual product type or as a group of products with similar features. SFAS No. 107 requires disclosures about each significant concentration, including "information about the (shared) activity, region, or economic characteristic that identifies the concentration." The FSP suggests possible shared characteristics on which significant concentrations may be determined which include, but are not limited to: borrowers subject to significant payment increases, loans with terms that permit negative amortization and loans with high loan-to-value ratios.

This FSP requires entities to provide the disclosures required by SFAS No. 107 for loan products that are determined to represent a concentration of credit risk in accordance with the guidance of this FSP for all periods presented. The Company adopted this disclosure standard effective December 31, 2005.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005
------------------------------------------------------------------

Net Income

Net income was $958,000 for the three months ended December 31, 2005, representing an increase in earnings of $46,000 or 5.1% from $912,000 for the same period in 2004. The primary reasons for the increased earnings were an increase in net interest income offset partially by increases in general and administrative expenses and the provision for income taxes.

Net Interest Income

Net interest income increased $612,000 or 17.3% to $4.2 million during the three months ended December 31, 2005 compared to $3.5 million for the same period in 2004. The increase is attributable to an increase in interest income offset in part by an increase in interest expense. Average interest earning assets increased $55.7 million while average interest-bearing liabilities increased $48.3 million. The interest rate spread increased 10 basis points to 2.52% during the three months ended December 31, 2005 compared to 2.42% for the same period in 2004.

Interest income on loans increased $1.7 million or 38.5% to $6.0 million during the three months ended December 31, 2005 as a result of the average loan portfolio balance increasing by $62.6 million to $349.2 million and the yield in the loan portfolio increasing 82 basis points. Because of a 24 basis point increase in the yield in the investment portfolio, interest income from investment, mortgage-backed, and other securities increased $142,000 or 6.6% to $2.3 million despite a decrease in the average balance of the investment portfolio of $6.9 million. Total interest income increased $1.8 million or 27.8% to $8.3 million for the three months ended December 31, 2005 from $6.5 million for the same period in 2004.

Total interest expense increased $1.2 million or 40.6% to $4.1 million during the three months ended December 31, 2005 compared to $2.9 million for the same period one-year earlier. Interest expense on deposits increased $913,000 or 45.4% to $2.9 million during the period from $2.0 million for the same period in 2004. Average interest bearing deposits during the three months ended December 31, 2005 grew $22.3 million to $411.3 million compared to $389.0 million in the three months ended December 31, 2004 while the cost of deposits increased 78 basis points. Interest expense on advances and other borrowings increased $273,000 or 29.9% to $1.2 million as the cost of debt outstanding increased 16 basis points during the 2005 period compared to 2004 while average total borrowings outstanding increased approximately $26.0 million.

Provision for Loan Losses

The Bank's provision for loan losses was $165,000 during the three months ended December 31, 2005 compared to $195,000 for the quarter ended December 31, 2004. The amount of the provision is determined by management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $1.7 million at December 31, 2005 compared to $2.4 million at March 31, 2005. The ratio of allowance for loan losses to the Company's total loans was 1.82% at December 31, 2005 compared to 1.94% at March 31, 2005. Net charge-offs were $127,000 during the three months ended December 31, 2005 compared to $25,000 during the same period in 2004.

                   Security Federal Corporation and Subsidiaries

        Management's Discussion and Analysis of Financial Condition and
                           Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005, CONTINUED
-----------------------------------------------------------------------------

Other Income

Total other income increased $8,000 or 1.1% to $714,000 during the three months ended December 31, 2005 compared to $706,000 for the same period a year ago, primarily as a result of increases in gain on sale of loans and loan servicing fees offset partially by decreases in service fees on deposit accounts and other income. Gain on sale of loans increased $33,000 or 37.2% to $121,000 compared to the same period one year ago as the origination and sale of fixed rate mortgages increased. Loan servicing fees increased $6,000 or 11.7% to $54,000 while service fees on deposit accounts decreased $24,000 or 7.3% to $303,000 compared to the same period one year ago. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions, trust fees, and other miscellaneous fees decreased $7,000 or 2.7% to $236,000 during the three months ended December 31, 2005 compared to the same period one year ago.

General and Administrative Expenses

General and administrative expenses increased $492,000 or 18.1% to $3.2 million during the three months ended December 31, 2005 compared to $2.7 million for the same period in 2004. Salaries and employee benefits expense increased $403,000 or 27.9% to $1.8 million. Occupancy expense increased $63,000 or 23.4% to $332,000 primarily as a result of branch renovations, additional office space being rented and increases in landscaping costs. Advertising expense decreased $9,000 or 17.5% to $44,000. Depreciation and maintenance of equipment expense increased $30,000 or 12.4% to $274,000 during the three months ended December 31, 2005 compared to the same period in 2004. FDIC insurance premiums remained the same at $14,000 during the quarters ending December 2005 and 2004. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, increased $5,000 or 0.78% to $692,000 for the three months ended December 31, 2005 compared to the three months ended December 31, 2004.

                  Security Federal Corporation and Subsidiaries

          Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2005
-----------------------------------------------------------------

Net Income

Net income was $2.8 million for the nine months ended December 31, 2005, representing an increase in earnings of $323,000 or 12.9% from $2.5 million for the same period in 2004. The primary reasons for the increased earnings were an increase in net interest income offset partially by increases in general and administrative expenses and the provision for income taxes.

Net Interest Income

Net interest income increased $1.8 million or 17.2% to $12.1 million during the nine months ended December 31, 2005 compared to the same period one year ago. The increase is attributable to an increase in interest income offset in part by an increase in interest expense. Average interest earning assets increased $41.9 million while average interest-bearing liabilities increased $44.6 million. The interest rate spread increased 20 basis points to 2.51% during the nine months ended December 31, 2005 compared to 2.31% for the same period in 2004.

Interest income on loans increased $4.6 million or 37.8% to $16.8 million during the nine months ended December 31, 2005 compared to the same period one year ago as a result of the average loan portfolio balance increasing by $50.9 million to $335.8 and the yield in the loan portfolio increasing 96 basis points. Because of a 21 basis point increase in the yield in the investment portfolio, interest income from investment, mortgage-backed, and other securities increased 167,000 or 2.5% to $6.8 million despite a decrease in the average balance of the investment portfolio of $9.0 million. Total interest income increased $4.8 million or 25.4% to $23.5 million for the nine months ended December 31, 2005 from $18.8 million for the same period in 2004.

Total interest expense increased $3.0 million or 35.5% to $11.4 million during the nine months ended December 31, 2005 compared to $8.4 million for the same period one-year earlier. Interest expense on deposits increased $2.5 million or 45.3% to $8.1 million during the period compared to $5.6 million for the same period in 2004. Average interest bearing deposits during the nine months ended December 31, 2005 grew $29.5 million to $410.9 million compared to $381.4 million for the nine months ended December 31, 2004 while the cost of deposits increased 68 basis points. Interest expense on advances and other borrowings increased $454,000 or 16.1% to $3.3 million as the average total borrowings outstanding increased approximately $15.1 million while the cost of debt outstanding decreased seven basis points during the nine months ended December 31, 2005 compared to the same period one year ago.

Provision for Loan Losses

The Bank's provision for loan losses was $495,000 during the nine months ended December 31, 2005 compared to $585,000 for the nine months ended December 31, 2004. The amount of the provision is determined by management's on-going monthly analysis of the loan portfolio. Non-accrual loans, which are loans delinquent 90 days or more, were $1.7 million at December 31, 2005 compared to $2.4 million at March 31, 2005. The ratio of allowance for loan losses to the Company's total loans was 1.82% at December 31, 2005 compared to 1.94% at March 31, 2005. Net charge-offs were $208,000 during the nine months ended December 31, 2005 compared to $96,000 during the same period in 2004.

Other Income

Total other income increased $64,000 or 3.0% to $2.2 million during the nine months ended December 31, 2005 compared to $2.1 million for the same period a year ago, primarily as a result of increases in gain on sale of investments, gain on sale of loans, loan servicing fees and other income offset partially by a decrease in service fees on deposit accounts. Gain on sale of investments was $49,000 during the nine months ended December 31, 2005 compared to no gain for the same period one year ago. Gain on sale of loans increased $48,000 or 14.6% to $375,000 compared to the same period one year ago as the origination and sale of fixed rate mortgages increased. Loan servicing fees increased $19,000 or 14.3% to $154,000 while service fees on deposit accounts decreased $77,000 or 8.1% to $875,000 compared to the same period one year ago. Other miscellaneous income including credit life insurance commissions, net gain on sale of repossessed assets, safe deposit rental income, annuity and stock brokerage commissions, trust fees, and other miscellaneous fees increased $25,000 or 3.7% to $700,000 during the nine months ended December 31, 2005 compared to the same period one year ago.

                   Security Federal Corporation and Subsidiaries

           Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2005, CONTINUED
----------------------------------------------------------------------------

General and Administrative Expenses

General and administrative expenses increased $1.3 million or 15.5% to $9.4 million during the nine months ended December 31, 2005 compared to the same period in 2004. Salaries and employee benefits expense increased $814,000 or 17.6% to $5.4 million. Occupancy expense increased $170,000 or 21.5% to $963,000 primarily as a result of branch renovations, additional office space being rented and increases in landscaping costs. Advertising expense decreased $15,000 or 11.6% to $113,000. Depreciation and maintenance of equipment expense increased $3,000 or 0.44% to $784,000 during the current nine-month period compared to the same period last year. FDIC insurance premiums remained the same at $43,000. Other miscellaneous expense, consisting of legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses, increased $282,000 or 16.2% to $2.0 million for the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004.

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

For the three and nine month periods ended December 31, 2005, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.52% and 2.51%, respectively. As of the year ended March 31, 2005, the interest rate spread was 2.45%. The interest rate spread increased due growth in interest earning assets, specifically variable rate loans outpacing growth in interest earning liabilities. The steady increase in the prime rate also helped the interest rate spread. If interest rates were to increase suddenly and significantly, the Bank's net interest income and net interest spread would be compressed significantly.

Item 4. Controls and Procedures

An evaluation of the Company's disclosure controls and procedures (as defined in Sections 13a - 15(e) of the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and
(ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

In the quarter ended December 31, 2005, the Company did not make any significant changes in its internal control over financial reporting that has materially affected, or is reasonably likely to materially, affect these controls.

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

Item 2   Unregistered Sales of Equity Securities and Use Of Proceeds
         -----------------------------------------------------------

         Stock Repurchases. On May 17, 2005, the Company's Board of Directors authorized a 5% repurchase plan, or 126,000 shares of the Company's outstanding common stock. As of December 31, 2005, 1,635 shares have been repurchased under this program. The Company did not repurchase any shares of its outstanding Common Stock during the three months ended December 31, 2005.

Item 3   Defaults Upon Senior Securities
         -------------------------------

         None

Item 4   Submission Of Matters To A Vote Of Security Holders
         ---------------------------------------------------

         None

Item 5   Other Information
         -----------------

         None

Item 6   Exhibits
         --------

         3.1   Articles Of Incorporation (1)

         3.2 Articles Of Amendment, Dated August 28, 1998, To Articles Of Incorporation (2)

         3.3   Bylaws (3)

         10.1  Salary Continuation Agreements (4)

         10.2  Amendment One To Salary Continuation Agreements (5)

         10.3  Stock Option Plan (4)

         10.4  1999 Stock Option Plan (6)

         10.5  2002 Stock Option Plan (7)

         10.6  Form of Incentive Stock Option Award Agreement (8)

         10.7 Form of Non-Qualified Stock Option Award Agreement (8) Incentive Compensation Plan (4)

         31.1  Certification of the Chief Executive Officer Pursuant to
               Section 302 of the Sarbanes-Oxley Act.

         31.2  Certification of the Chief Financial Officer Pursuant to
               Section 302 of the Sarbanes-Oxley Act.

         32    Certifications Pursuant to Section 906 of the Sarbanes-Oxley
               Act.

(1) Filed as an exhibit to the Company's June 23, 1998 proxy statement and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Form 10-QSB for the quarter ended September 30, 1998 and incorporated herein by reference.

                   Security Federal Corporation and Subsidiaries

(3) Filed as an exhibit to the Company's Form 8-K filed September 1, 1998 and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1993 and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 30, 1993 and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed March 2, 2002 and incorporated herein by reference.

(7) Filed as an exhibit to the Company's June 19, 2002 proxy statement and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.



Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.


                                 SECURITY FEDERAL CORPORATION

Date:  February 13, 2006        By: /s/ Timothy W. Simmons
      --------------------         ---------------------------------------
                                     Timothy W. Simmons
                                     President and Chief Executive Officer
                                     Principal Executive Officer


Date:  February 13, 2006        By: /s/ Roy G. Lindburg
      --------------------         ---------------------------------------
                                    Roy G. Lindburg
                                    Treasurer/CFO
                                    Principal Financial and Accounting Officer

                                EXHIBIT INDEX
                                -------------

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

Date: February 13, 2006

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

Date: February 13, 2006

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

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q that:

     1. the report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

/s/ Timothy W. Simmons                   /s/ Roy G. Lindburg
---------------------------              ---------------------------
Timothy W. Simmons                       Roy G. Lindburg
Chief Executive Officer                  Chief Financial Officer

Dated: February 13, 2006