Form 10-K
period 2006-03-31
SECURITY FEDERAL CORP
filed 2006-06-29
CIK 818677

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                           ________________________

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended March 31, 2006              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to __________

                        Commission File Number: 0-16120

                         SECURITY FEDERAL CORPORATION
------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

    South Carolina                                          57-08580504
----------------------------------------------      --------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification No.)

238 Richland Avenue West, Aiken, South Carolina               29801
-----------------------------------------------     --------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:       (803) 641-3000
                                                    --------------------------

Securities registered pursuant to Section 12(b)
 of the Act:                                                   None
                                                    --------------------------
Securities registered pursuant to Section 12(g)
 of the Act:                                         Common Stock, par value
                                                         $0.01 per share
                                                    --------------------------
                                                         (Title of Class)

    Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act. YES          NO  X
                                                  ----        ----

    Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 of Section 15(d) of the Act.  YES       NO  X
                                                         ----     ----

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                    ----      ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer      Accelerated filer      Non-accelerated filer  X
                        ----                   ----                       ----

    Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  YES       NO  X
                                                 ----     ----

    As of June 15, 2006, there were issued and outstanding 2,546,922 shares of the registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of September 30, 2005, was $51.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the Fiscal Year Ended March 31, 2006. (Parts I and II)
2. Portions of the Registrant's Proxy Statement for the 2006 Annual Meeting of Stockholders. (Part III)

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

     At March 31, 2006, the Company had assets of approximately $658.7 million, deposits of approximately $479.2 million and shareholders' equity of approximately $37.6 million.

     The executive office of the Company is located at 238 Richland Avenue West, Aiken, South Carolina 29801, and its telephone number is (803) 641-3000.

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

     In October 1993, Security Federal increased its branch network to nine offices with the completion of its acquisition of four former NationsBank of South Carolina, N.A. branches located in Aiken County. In February 1996, Security Federal opened a new branch office in the Aiken Wal-Mart Superstore. The Bank opened a branch in West Columbia, Lexington County, South Carolina, in December 2000, which provided the Bank with the opportunity to expand its market area. In August 2003, the Bank opened a new branch in Lexington, South Carolina. During February 2004, the Bank completed the sale of its Denmark, South Carolina branch office to South Carolina Bank and Trust, N.A. of Orangeburg, South Carolina. In January 2006, the Bank closed its branch in the Aiken Wal-Mart Superstore and replaced it with a free standing branch on an out parcel in the Aiken Exchange Shopping Center.

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

Recent Developments
-------------------

     On June 9, 2006, the Company entered into a Merger Agreement and Plan of Merger ("Merger Agreement") to acquire Collier Jennings Financial Corporation and its subsidiaries Collier-Jennings, Inc., The Auto Insurance Store, Inc., and Collier-Jennings Premium Pay Plans, Inc. (the "Collier-Jennings Companies"). The Company had previously announced the signing a letter of intent on June 5, 2006.

      Under the terms of the Merger Agreement, the Company will pay Collier Jennings Real Estate, LLC, the sole shareholder of the Collier-Jennings Companies, approximately $1.6 million in a combination of cash and unregistered shares of common stock of the Company. The cash portion of the transaction will be approximately $180,000. The closing of the transaction is subject to customary closing conditions and is expect to occur within the 30 days from the date of the Merger Agreement. Subsequent to the completion of the merger it is anticipated that the Collier-Jennings Companies will become subsidiaries of Security Federal Insurance, Inc., which is a wholly-owned subsidiary of the Bank.

Selected Consolidated Financial Information
-------------------------------------------

     This information is incorporated by reference to page 7 of the 2006 Annual Report to Stockholders ("Annual Report").

Yields Earned and Rates Paid
----------------------------

     This information is incorporated by reference to page 15 of the Annual Report.

Rate/Volume Analysis
--------------------

     This information is incorporated by reference to page 14 of the Annual Report.

Lending Activities
------------------

     General. The primary source of revenue for the Bank is interest and fee income from lending activities. One of the principal lending activities of the Bank is making conventional first mortgage real estate loans to enable borrowers to purchase or refinance one- to four-family residential real property. The Bank also makes multi-family residential and commercial real estate and consumer and commercial loans. The Bank continues to emphasize the origination of adjustable rate residential mortgage loans, subject to market conditions, for retention in its portfolio. In addition, the Bank originates construction loans on single family residences, multi-family dwellings and projects, and loans for the acquisition, development and construction of residential subdivisions and commercial projects.

     Residential adjustable rate mortgage loans ("ARMs") constituted approximately 28.6% of the Bank's total outstanding loan portfolio at March 31, 2006.

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

                                                         At March 31,
                    ---------------------------------------------------------------------------------------
                         2006              2005              2004              2003              2002
                    ---------------   ---------------   ---------------   ---------------   ---------------
                    Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent
                    ------  -------   ------  -------   ------  -------   ------  -------   ------  -------
                                                         (Dollars in Thousands)
TYPE OF LOAN:
------------

Fixed rate loans
----------------
Residential real
 estate..........  $ 11,594   3.0%    $ 31,336    9.3%  $ 43,911   15.8%  $ 43,091   16.8%  $ 35,012   14.0%
Commercial business
 and commercial
 real estate.....    99,446   25.4      77,202   22.8     62,799   22.6     53,509   20.8     55,845   22.4
Consumer.........    32,342    8.3      27,047    8.0     26,508    9.5     30,165   11.7     33,185   13.3
                   --------  -----    --------  -----   --------  -----   --------  -----   --------  -----
  Total fixed
   rate loans....   143,382   36.7     135,585   40.1    133,218   47.9    126,765   49.3    124,042   49.7
                   --------  -----    --------  -----   --------  -----   --------  -----   --------  -----

Adjustable rate loans
---------------------
Residential real
 estate..........   111,753   28.6      93,564   27.7     67,516   24.3     60,528   23.5     67,220   26.9
Commercial business
 and commercial
 real estate.....   109,768   28.0      85,015   25.2     58,313   20.9     53,488   20.8     41,551   16.7
Consumer.........    26,271    6.7      23,797    7.0     19,133    6.9     16,429    6.4     16,667    6.7
                   --------  -----    --------  -----   --------  -----   --------  -----   --------  -----
  Total adjustable
   rate loans....   247,792   63.3     202,376   59.9    144,962   52.1    130,445   50.7    125,438   50.3
                   --------  -----    --------  -----   --------  -----   --------  -----   --------  -----
  Total loans....   391,174  100.0%    337,961  100.0%   278,180  100.0%   257,210  100.0%   249,480  100.0%
                             =====              =====             =====             =====             =====
 Less
----
Loans in
 process........      9,185             14,627           12,356             8,991             11,288
Deferred fees and
 discounts......        175                161              165               152                184

Allowance for
 loan losses....      6,705              6,284            5,764             4,911              3,689
                   --------           --------         --------          --------           --------
  Total loans
   receivable...   $375,109           $316,889         $259,895          $243,156           $234,319
                   ========           ========         ========          ========           ========


    The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages by type of loan, and presents a reconciliation of total loans receivable before net items.
                                                         At March 31,
                    ---------------------------------------------------------------------------------------
                         2006              2005              2004              2003              2002
                    ---------------   ---------------   ---------------   ---------------   ---------------
                    Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent
                    ------  -------   ------  -------   ------  -------   ------  -------   ------  -------
                                                         (Dollars in Thousands)

TYPE OF LOAN:
-------------

Real Estate Loans:
 Residential
  real estate...... $99,561   25.4%  $105,516   31.2%  $ 95,863   34.5%  $ 86,707   33.7%  $ 86,486   34.7%
 Residential
  construction.....  23,786    6.1     19,384    5.8     15,564    5.6     16,912    6.6     15,746    6.3
                   --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
  Total real estate
   loans........... 123,347   31.5    124,900   37.0    111,427   40.1    103,619   40.3    102,232   41.0
                   --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
Commercial business
 and commercial
 real estate....... 209,214   53.5    162,217   48.0    121,112   43.5    106,997   41.6     97,396   39.0
Consumer loans:
 Deposit account...   1,180    0.3      1,145    0.3      1,383    0.5      1,726    0.7      2,160    0.9
 Home equity
  lines............  20,059    5.1     16,918    5.0     13,694    4.9     13,140    5.1     12,352    4.9
 Consumer first and
  second mortgages.  22,144    5.7     22,327    6.6     15,080    5.4     18,551    7.2     20,090    8.1
 Other.............  15,230    3.9     10,454    3.1     15,484    5.6     13,177    5.1     15,250    6.1
                   --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
  Total consumer
   loans...........  58,613   15.0     50,844   15.0     45,641   16.4     46,594   18.1     49,852   20.0
                   --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
   Total loans..... 391,174  100.0%   337,961  100.0%   278,180  100.0%   257,210  100.0%   249,480  100.0%
                             =====             =====             =====             =====             =====
Less:
Loans in process...   9,185            14,627            12,356             8,991            11,288
Deferred fees and
 discounts.........     175               161               165               152               184
Allowance for
 loan losses.......   6,705             6,284             5,764             4,911             3,689
                   --------          --------          --------          --------          --------
 Total loans
  receivable.......$375,109          $316,889          $259,895          $243,156          $234,319
                   ========          ========          ========          ========          ========



    The following schedule illustrates the maturities of Security Federal's loan portfolio at March 31, 2006. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period when the contract is due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                 At March 31, 2006(2)
                              ------------------------------------------------
                                                          Commercial
                                                          Business and
                               Residential                Commercial
                               Real Estate   Consumer(1)  Real Estate   Total
                              ------------  ------------  ----------- --------
                                                (In Thousands)

Six months or less (1).......   $  9,468    $   6,375    $  44,354   $  60,197
Over six months to one year..      6,882        2,340       41,053      50,275
Over one year to three years.      1,373        7,720       52,081      61,174
Three to five years..........        577        9,262       49,453      59,292
Over five to ten years.......      2,874       11,291        9,523      23,688
Over ten years...............     92,988       21,625       12,750     127,363
                                --------    ---------     --------   ---------
 Total.......................   $114,162    $  58,613     $209,214   $ 381,988
                                ========    =========     ========   =========
___________
(1) Includes demand loans, loans having no stated maturity, overdraft loans and equity line of credit loans.
(2) Loan amounts are net of undisbursed funds for loans in process of $9.2 million.

    The total amount of loans due after March 31, 2007, which have predetermined or fixed interest rates is $113.8 million, while the total amount of loans due after that date which have floating or adjustable interest rates is $157.7 million.

    Loan Originations, Purchases and Sales. The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                                Year Ended March 31,
                                  --------------------------------------------
                                    2006    2005      2004     2003     2002
                                  -------  -------   -------  ------   -------
                                                   (In Thousands)
Originated:
Adjustable rate - residential
 real estate..................... $ 45,259 $ 43,578 $ 47,263 $ 45,260 $ 41,672
Fixed rate - residential
 real estate (1).................   28,946   41,746   73,291   92,388   93,602

Consumer.........................   33,621   29,290   26,829   25,439   26,916
Commercial business and
 commercial real estate..........  198,360  134,439   91,562   64,097   50,468
                                  -------- -------- -------- -------- --------
 Total consumer/commercial
  business real estate...........  231,981  163,729  118,391   89,536   77,384
                                  -------- -------- -------- -------- --------
  Total loans originated......... $306,186 $249,053 $238,945 $227,184 $212,658
                                  ======== ======== ======== ======== ========
Purchased........................ $  5,060 $  6,536 $  3,500 $     -- $    --

Less:
Sold:
Fixed rate - residential
 real estate..................... $ 29,903 $ 25,957 $ 63,497 $ 80,345 $ 84,505
Adjustable rate - residential
 real estate.....................       --       --       --       --       --
Adjustable rate - commercial
 real estate.....................    2,300       --       --       --       --
Principal repayments.............  225,830  169,851  157,979  139,108  123,443
Increase (decrease) in other
 items, net......................   (5,007)   2,787    4,230   (1,106)   1,378

Net increase (decrease).......... $ 58,220 $ 56,994 $ 16,739 $  8,837  $ 3,332

___________
(1) Includes newly originated fixed rate loans held for sale and construction/permanent loans converted to fixed rate loans and sold.

    In addition to interest earned on loans, the Bank receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for the creation of the loan.

    The Bank's loan origination fees are generally 1% on conventional residential mortgages, and .05% to 1% on commercial real estate loans and commercial business loans. The total fee income (including amounts amortized to income as yield adjustments) for the fiscal year ended March 31, 2006 was $1.1 million.

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

                                        At or for the Year Ended March 31,
                                       ------------------------------------
                                         2006          2005         2004
                                       ---------     --------      --------
                                               (Dollars in Thousands)

Net deferred loan origination fees
 earned during the period (1)........    $  170       $  185       $   188

Mortgage loan origination fees earned
 as a percentage of total portfolio
 mortgage loans originated during the
 period..............................       0.4%         0.4%          0.3%

Net deferred loan origination fees
 in loan portfolio at end of period..    $  175       $  161       $   165

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

    In fiscal 2006, Security Federal sold $29.9 million in fixed rate residential loans on a service released basis on the secondary market. Loans closed but not yet settled with Freddie Mac or other investors, are carried in the Bank's "loans held for sale" portfolio. At March 31, 2006, the Bank had $1.3 million of loans held for sale. These loans are fixed rate residential loans that have been originated in the Bank's name and have closed. Virtually all of these loans have commitments to be purchased by investors, mainly Freddie Mac, and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Bank's customers. Therefore, these loans present very little market risk for the Bank. The Bank usually delivers to and receives funding from the investor within 30 days. Security Federal originates all of its loans held for sale on a "best efforts" basis. Best efforts means that the Bank suffers no penalty if it is unable to deliver a loan to a potential investor.

    The Bank also originates and holds adjustable and fixed rate construction loans. The construction loans are for one year terms. At March 31, 2006, the Bank held $23.8 million, or 6.1% of the total loan portfolio in construction loans to individuals in its residential portfolio. At March 31, 2006, the Bank also held approximately $8.4 million in longer term fixed rate residential mortgage loans. These loans, which were 2.2% of the entire loan portfolio at March 31, 2006, had converted from adjustable rate mortgage ("ARM") loans to fixed rate loans during the previous 48 months. These fixed rate loans had remaining maturities of 10 to 29 years. At March 31, 2006, the Bank had, in total, approximately $5.4 million of residential ARM loans that could convert to fixed rate loans, which would need to be converted in the next 12 months. The Bank no longer originates ARM loans with conversion features.

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

    Upon receipt of a loan application and all required related information from a prospective borrower, the loan application is submitted for approval or rejection. The residential mortgage loan underwriters approve loans which meet Freddie Mac and Fannie Mae underwriting requirements, not to exceed $417,000 per loan, Federal Housing Administration ("FHA") loans not to exceed $200,160, and Veterans' Administration ("VA") loans not to exceed $417,000. The Chairman, Chief Executive Officer, or President of the Bank approve loans of $300,000 or less, except as set forth above for conforming conventionally underwritten, single family mortgage loans, which are approved by the underwriters. The Senior Business Development officers approve loans up to $250,000. Commercial, consumer, and all non-conforming real estate loans in excess of $350,000 require approval of any two of the above and any loan in an amount in excess of $500,000 must be approved by the Bank's Executive Committee, which operates as the Bank's Loan Committee. The loan approval limits shown are the aggregate of all loans to any one borrower or entity, not including loans that are the borrower's primary residence, and are conventionally underwritten.

    The general policy of Security Federal is to issue loan commitments to qualified borrowers for a specified time period. These commitments are generally for a period of 45 days or less. With management approval, commitments may be extended for a longer period. The total outstanding amount of residential mortgage loan commitments for portfolio loans issued by Security Federal as of March 31, 2006, was approximately $351,000 (excluding undisbursed portions of construction loans in process). Security Federal also had outstanding commitments available on retail lines of credit (including home equity and other consumer loans) totaling $31.0 million as of March 31, 2006. See Note 14 of the Notes to Consolidated Financial Statements contained in the Annual Report.

    Permanent Residential Mortgage Lending. Permanent residential real estate mortgage loans constituted approximately 25.4% of the Bank's total outstanding loan portfolio at March 31, 2006.

    Security Federal offers a variety of ARMs which offer adjustable rates of interest, payments, loan balances or terms to maturity which vary according to specified indices. The Bank's ARMs generally have a loan term of 15 to 30 years with initial rate adjustments every one, three, five or seven years during the term of the loan. After the initial rate adjustment, the loan rate then adjusts annually. Most of the Bank's ARMs contain a 200 basis point limit as to the maximum amount of change in the interest rate at any adjustment period and a 500 or 600 basis point limit over the life of the loan. The Bank generally originates ARMs to hold in its portfolio. Such loans are generally made consistent with Freddie Mac and Fannie Mae guidelines. At March 31, 2006, residential ARMs totaled $111.8 million, or 28.6% of the Bank's loan portfolio. For the year ended March 31, 2006, the Bank originated $45.3 million in residential real estate loans, 61.0% of which had adjustable rates of interest.

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

    The Bank also provides construction financing for single family dwellings to owner-occupants. Construction loans are generally made for periods of six months to one year with either adjustable or fixed rates. At March 31, 2006, residential construction loans on one- to four-family dwellings to owner-occupants totaled $23.8 million, or 6.1%, of the Bank's loan portfolio. On loans of this type, the Bank seeks to evaluate the financial condition and prior performance of the builder, as well as the factors mentioned above
concerning the creditworthiness of the borrower.   On construction loans
offered to individuals (non-builders), the Bank offers a construction/permanent loan. The construction portion of the loan is an adjustable rate (typically prime plus .50%) or a fixed rate (typically prime plus 1.0%) during the construction period. After construction, the loan then automatically converts to an ARM loan. The borrower also has the option, after the construction period only, to convert the loan to a fixed rate loan which the Bank then sells on the secondary market immediately on a service released basis.

    Commercial Business and Commercial Real Estate Loans. The commercial business and commercial real estate loans originated by the Bank are primarily secured by business properties, churches, income property developments, undeveloped land, business equipment, furniture and fixtures, inventory, and receivables. At March 31, 2006, the Bank had approximately $209.2 million, or 53.5%, of the Bank's total loan portfolio, in commercial business and commercial real estate loans. Approximately $117.3 million, or 56.1% of commercial business and commercial real estate loans were secured primarily by real estate at March 31, 2006. Included in those loans is approximately $14.3 million in construction loans of single family dwellings to builders with a typical term of one year. Not included in these loans are approximately $15.5 million in acquisition and development loans. Loans secured by commercial real estate are typically written for terms of 10 to 20 years. Commercial loans not secured by real estate are typically based on terms of three to 60 months. Fixed rate loans typically balloon at the end of three to seven years. Adjustable rate loans are usually tied to the prime interest rate or LIBOR as quoted in the Wall Street Journal, and adjust daily, monthly or annually. Some adjustable rate loans have interest rate caps, although most of these loans have a five year balloon.

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

    At March 31, 2006, the Bank did not have any commercial business or commercial real estate loans to one borrower in excess of $6.1 million. Federal law restricts the Bank's permissible lending limits to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus. The Bank has only infrequently made loans to one borrower equal to the amount federal law allows or approximately $6.7 million as calculated at March 31, 2006.

    Consumer Loans. The Bank originates consumer loans for any personal, family or household purpose, including but not limited to the financing of home improvements, loans to individuals for residential lots for a future home, automobiles, boats, mobile homes, recreational vehicles and education. The Bank also makes consumer first and second mortgage loans secured by residences. These loans typically do not qualify for sale in the secondary market, but are generally not considered sub-prime lending. In addition, the Bank has expanded its home equity lending program. Home equity loans are secured by mortgage lines on the borrower's principal or second residence. At March 31, 2006, the Bank had $20.1 million of home equity lines of credit outstanding and $25.3 million of additional commitments of such lines of credit. The Bank also makes secured and unsecured lines of credit available. Although consumer loans involve a higher level of risk than one- to four-family residential mortgage loans, they generally provide higher yields and have shorter terms to maturity than one- to four-family residential mortgage loans. At March 31, 2006, the Bank had total consumer loans of $58.6 million, or 15.0% of the Bank's loan portfolio.

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

    The Bank also has a credit card program. As of March 31, 2006, 2,868 Visa credit cards had been issued by the Bank with total approved credit lines of $4.4 million, of which $1.5 million was outstanding.

Loan Delinquencies and Defaults
-------------------------------

    General. The Bank's collection procedures provide that when a real estate loan is approximately 20 days past due, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and establish a program to bring the loan current. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates foreclosure proceedings after the customer has been notified by certified mail. At March 31, 2006, the Bank had property acquired as the result of foreclosures and other property repossessed classified as repossessed assets valued at $91,000.

    Delinquent Loans. The following table sets forth information concerning delinquent mortgage and other loans at March 31, 2006. The amounts presented represent the total remaining principal balances of the related loans (before specific reserves for losses), rather than the actual payment amounts which are overdue.


                                   Real Estate                         Non-Real Estate
                          --------------------------------      ---------------------------------
                                                                                    Commercial
                           Residential        Commercial           Consumer          Business
                          ---------------   --------------       --------------  ----------------
                          Number   Amount   Number  Amount       Number   Amount  Number   Amount
                          ------   ------   ------  ------       ------   ------  ------   -------
                                    (Dollars in Thousands, number of loans are actual)
Loans delinquent for:

30 - 59 days.............    13    $  927       15    $1,144         27     $601      9       $357
60 - 89 days.............     2       182        1       213          2        5      3        207
90 days and over.........     5       412        6       588          8      133      2         58
                          -----    ------     ----    ------      -----     ----     --      -----
Total delinquent loans...    20    $1,521       22    $1,945         37     $739     14       $622
                          =====    ======     ====    ======      =====     ====    ===      =====


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

     At March 31, 2006, approximately $14.1 million of the Bank's loans were classified "substandard" compared to $12.1 million at March 31, 2005. In fiscal 2005, the Bank began applying stricter standards in securitizing its loan portfolio for classification purposes in conjunction with the formation of a Credit Administration Department. At March 31, 2006, $5.6 million were classified as "special mention" compared to $2.6 million at March 31, 2005. The Bank had no loans classified as "doubtful" or "loss" at March 31, 2006. As of March 31, 2006, there were loans totaling $418,000 which were troubled debt restructurings within the meaning of Statement of Financial Accounting Standard ("SFAS") No. 15. The Bank's policy is to classify all troubled debt restructurings as substandard. The Bank's classification of assets is consistent with OTS regulatory classifications.

     Non-performing Assets. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. In addition, all loans are placed on non-accrual status when the loan becomes 90 days or more contractually delinquent. All consumer loans more than 90 days delinquent are charged against the consumer loan allowance for loan losses unless there is adequate collateral which is in the process of being repossessed or foreclosed on. At March 31, 2006, the Bank did not have any troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rate. Other loans of concern are those loans (not delinquent more than 60 days) that management has determined need to be closely monitored as the potential exists for increased risk on these loans in the future. Nonperforming loans are reviewed monthly on a loan by loan basis. Charge-offs, whether partial or in full, associated with these loans will vary based on estimates of recovery for each loan.

     The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio.

                                                At March 31,
                             ------------------------------------------------
                                2006      2005      2004      2003      2002
                             --------  --------  --------  --------  --------
                                           (Dollars in Thousands)

Loans Delinquent 60 to
 89 Days:
  Residential...............  $  182    $   73   $    72     $   45   $   --
  Consumer..................       5        13        73        435      370
  Commercial business and
   real estate..............     420        13        88        311      144
                              ------    ------   -------     ------   ------
    Total...................  $  607    $   99   $   233     $  791   $  514
                              ======    ======   =======     ======   ======
    Total as a percentage
     of total assets........    0.09%     0.02%     0.04%      0.18%    0.14%


Non-Accruing Loans Delinquent
 90 Days or More:
  Residential...............  $  412    $  569   $   559     $  585   $   761
  Consumer..................     133       140       243        229       350
  Commercial business and
   real estate..............     646     1,721     1,242        226       279
                              ------    ------   -------     ------    ------
    Total...................  $1,191    $2,430   $ 2,044     $1,040    $1,390
                              ======    ======   =======     ======    ======
    Total as a percentage of
     total assets...........    0.18%     0.42%     0.39%      0.23%     0.37%

Troubled debt
 restructurings.............  $  418    $  434   $   646(1)  $  674(2) $  622
Repossessed assets..........  $   91    $   53   $    51     $  151    $   98
Allowance for loan losses...  $6,705    $6,284   $ 5,764     $4,911    $3,689

___________
(1) $201,000 of troubled debt restructurings are included in non-accruing loans.
(2) $210,000 of troubled debt restructurings are included in non-accruing loans.

     For the fiscal year ended March 31, 2006, the interest income which would have been recognized with respect to non-accruing loans, had such loans been current in accordance with their original terms and with respect to troubled debt restructurings, had such loans been current in accordance with their original terms, totaled $111,000 compared to $189,000 for the year ended March 31, 2005.

     At March 31, 2006, non-accruing loans totaled $1.2 million, compared to $2.4 million and $2.0 million at March 31, 2005 and 2004, respectively. Included in non-accruing loans at March 31, 2006 were five residential real estate loans totaling $412,000, eight commercial loans totaling $646,000 and eight consumer loans totaling $133,000. Of the eight consumer loans on non-accrual status at fiscal year end, no loan exceeded $50,000. Of the eight commercial loans on non-accrual status at fiscal year end, no loan exceeded $350,000.

     The Bank had six loans totaling $418,000 at fiscal year end which were troubled debt restructurings compared to seven loans of $434,000 at March 31, 2005. The six troubled debt restructurings were three consumer loans totaling $337,000 secured by residential dwellings, a $12,000 consumer loan secured by a second mortgage on a residence, a $53,000 commercial loan secured by two rental properties, and a $16,000 unsecured commercial loan. None of the above loans were 30 days delinquent at March 31, 2006.

     At March 31, 2006, repossessed assets had an outstanding carrying value of $91,000 and consisted of two single family dwellings, a vehicle, a mobile home and equipment.

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

     At March 31, 2006, total reserves relating to loans were $6.7 million.
In determining the adequacy of the reserve for loan losses, management reviews past experience of loan charge-offs, the level of past due and non-accrual loans, the size and mix of the portfolio, general economic conditions in the market area, and individual loans to identify potential credit problems. Commercial business, commercial real estate and consumer loans have increased to $267.8 million, or 68.5% of the Bank's total loan portfolio at March 31, 2006, and it is anticipated there will be a continued emphasis on this type of credit. Although commercial and consumer loans carry a higher level of credit risk than conventional residential mortgage loans, the level of reserves reflects management's continuing evaluation of this risk based on upon the Bank's past loss experience. At fiscal year end, the Bank's ratio of loans delinquent more than 60 days to total assets was 0.27%. These delinquent loans are considered to be well secured and are in the process of collection. Management uses four methods or calculations to estimate the adequacy of the reserve using the factors mentioned above. The reserve is management's best estimate for the reserve. There can be no guarantee that the estimate is adequate or accurate. Management believes that reserves for loan losses are at a level adequate to provide for inherent loan losses. Although management believes that it has considered all relevant factors in its estimation of future losses, future adjustments to reserves may be necessary if conditions change substantially from the assumptions used in making the original estimations. Regulators will from time to time evaluate the allowance for loan losses which is subject to adjustment based upon the information available to the regulators at the time of their examinations.

     Management believes the Bank has no undue concentration of loans in any one particular industry. At March 31, 2006, the Bank had no allowance for losses on real estate owned.

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                               At March 31,
                             ------------------------------------------------
                                2006      2005      2004      2003      2002
                             --------  --------  --------  --------  --------
                                           (Dollars in Thousands)
Balance at beginning of
 year.......................  $6,284     $5,764    $4,911    $3,689    $2,784

Provision charged to
 operations.................     660        780     1,200     1,800     1,525

Charge-offs:
 Residential real estate....      25         29        38        17         5
 Commercial business and
  commercial real estate....     159        257       164       299       229
 Consumer...................     117        157       467       594       584
                              ------     ------    ------    ------    ------
  Total charge-offs.........     301        443       669       910       818
                              ------     ------    ------    ------    ------
Recoveries:
 Residential real estate....       4          -        --        --         6
 Commercial business and
  commercial real estate....      33        112        16        40        41
 Consumer...................      25         71       306       292       151
                              ------     ------    ------    ------    ------
  Total recoveries..........      62        183       322       332       198
                              ------     ------    ------    ------    ------



Balance at end of year......  $6,705     $6,284    $5,764    $4,911    $3,689
                              ======     ======    ======    ======    ======
Ratio of net charge-offs
 during the year to average
 loans outstanding during
 the year...................    0.07%      0.09%     0.14%     0.24%     0.26%
                              ======     ======    ======    ======    ======

    The distribution of the Bank's allowance for loan losses at the dates indicated is summarized in the following table.  The entire allowance is available to absorb losses from all loan categories.



                                                             At March 31,
                         ----------------------------------------------------------------------------------
                               2006             2005             2004             2003             2002
                         --------------    -------------    -------------    -------------    -------------
                         Amount   Loans    Amount  Loans    Amount  Loans    Amount  Loans    Amount  Loans
                         ------   -----    ------  -----    ------  -----    ------  -----    ------  -----
                                                        (Dollars in Thousands)
Residential...........  $  568    31.5%    $  531   37.0%   $  500   40.1%   $  473   40.3%   $  435  41.0%
Consumer..............   3,068    15.0      2,876   15.0     2,632   16.4     2,219   18.1     1,405  20.0
Commercial business
 and commercial
 real estate..........   3,069    53.5      2,877   48.0     2,632   43.5     2,219   41.6     1,849  39.0
                        ------   -----     ------  -----    ------  -----    ------  -----    ------ -----
 Total................  $6,705   100.0%    $6,284  100.0%   $5,764  100.0%   $4,911  100.0%   $3,689 100.0%
                        ======   =====     ======  =====    ======  =====    ======  =====    ====== =====


Service Corporation
-------------------

     As a federally chartered savings bank, Security Federal is permitted by OTS regulations to invest up to 3% of its assets in the stock of service corporations, provided that any investment in excess of 2% of its assets must be primarily for community, inner-city or community development purposes. At March 31, 2006, Security Federal's net investment in its service corporations (including loans to service corporations) totaled $841,000. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings bank may engage in directly.

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

                                                     At March 31,
                                              ----------------------------
                                                2006     2005       2004
                                              --------  -------   --------
                                                     (In Thousands)

Interest bearing deposit at FHLB.............  $ 3,715   $  164    $   303
                                              --------  -------   --------
  Total......................................  $ 3,715   $  164    $   303
                                              ========  =======   ========

Investment Securities:
 Available for Sale:
  FHLB securities............................  $24,005   $4,970    $14,280
  Federal Farm Credit Bank securities........    2,941       --      2,042
  Fannie Mae bonds...........................      979       --         --
  Freddie Mac bonds..........................      230      485        578
  Equity Securities..........................      103       --         --
                                              --------  -------   --------
   Total securities available for sale.......   28,258    5,455     16,900
                                              --------  -------   --------
 Held to Maturity:
  FHLB securities............................   66,002   67,002     57,944
  Federal Farm Credit Bank securities........    8,986    8,999     13,010
                                              --------  -------   --------
   Total securities held to maturity.........   74,988   76,001     70,954
                                              --------  -------   --------
Total securities (1).........................  103,246   81,456     87,854
FHLB stock...................................    7,150    6,235      4,817
                                              --------  -------   --------
Total securities and FHLB stock (1).......... $110,396  $87,691    $92,671
                                              ========  =======   ========

___________
(1)  Does not include mortgage-backed securities.

     At March 31, 2006, the Company did not have any investment securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total book value in excess of 10% of stockholders' equity.

     The following table sets forth the maturities or repricing of investment securities and FHLB stock at March 31,2006, and the weighted average yields of such securities and FHLB stock (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security). Callable securities are shown at their likely call dates based on current interest rates. The table was prepared using amortized cost.

                                      Maturing or Repricing
                -------------------------------------------------------------
                                  After One       After Five
                    Within        But Within      But Within        After
                   One Year       Five Years      Ten Years       Ten Years
                -------------   -------------   -------------   -------------
                Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield
                ------- -----   ------  -----   ------  -----   ------  -----
                                     (Dollars in Thousands)
U.S. Government
 and other
 agency
 obligations... $12,247  3.15% $72,251   4.00%  $18,957   4.11%  $  --    --%
FHLB stock (1).      --    --    7,150   5.49        --     --      --    --
                -------  ----  -------   ----   -------   ----   -----  ----
 Total(2)...... $12,247  3.15% $79,401   4.13%  $18,957   4.11%  $  --     -%
                =======  ====  =======   ====   =======   ====   =====  ====
___________
(1)  FHLB stock has no stated maturity date.
(2) Excludes mortgage-backed securities and equity securities totaling $138.3 million with a yield of 4.18%.

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

     The following tables set forth the composition of the mortgage-backed securities available for sale portfolio at the dates indicated.

                                                At March 31,
                                         --------------------------
                                          2006      2005      2004
                                         -------  --------  -------
                                               (In Thousands)
Available for Sale:
Freddie Mac.........................     $ 21,196 $ 26,146 $ 18,452
Fannie Mae..........................       74,498   81,492   91,494
Ginnie Mae..........................       39,493   51,722   47,566
                                         -------- -------- --------
 Total..............................     $135,187 $159,360 $157,512
                                         ======== ======== ========

     The following table sets forth the composition of the mortgage-backed securities held to maturity portfolio at the dates indicated.


                                                   At March 31,
                                       -----------------------------------
                                          2006        2005         2004
                                       ----------  ----------  -----------
                                       Book Value  Book Value   Book Value
                                       ----------  ----------  -----------
                                                  (In Thousands)

Held to Maturity
Freddie Mac...........................   $   --      $   260      $   350
                                         ======      =======      =======

     At March 31, 2006, the Company did not have any mortgage-backed securities (exclusive of obligations of agencies of the U.S. Government) issued by any one entity with a total book value in excess of 10% of stockholders equity.

     For information regarding the market values of Security Federal's mortgage-backed securities portfolio, see Notes 3 and 4 of the Notes to Consolidated Financial Statements contained in the Annual Report.

     The following table sets forth the final maturities or initial repricings, whichever occurs first, and the weighted average yields of the mortgage-backed securities at March 31, 2006. Not considered in the preparation of the table below is the effect of scheduled payments or anticipated prepayments. The table is prepared using amortized cost.



                                 The Earliest of Maturing or Repricing                     March 31, 2006
                   --------------------------------------------------------------------    --------------
                       Less Than          1 to 5           5 to 10             Over            Balance
                        1 Year            Years             Years           Ten Years        Outstanding
                   --------------    --------------    --------------    --------------    --------------
                   Amount   Yield    Amount   Yield    Amount   Yield    Amount   Yield    Amount   Yield
                   ------   -----    ------   -----    ------   -----    ------   -----    ------   -----
                                                           (Dollars in Thousands)
Fannie Mae......  $ 9,265    4.04%   $35,190   4.08%   $21,861   4.28%    $10,071   4.90% $ 76,387   4.24%
Freddie Mac.....       --      --     12,500   3.83      4,986   4.26       4,480   4.94    21,966   4.15
Ginnie Mae......   34,238    3.98      4,649   4.20        837   6.01         162   7.64    39,886   4.07
                  -------    ----    -------   ----    -------   ----     -------   ----  --------  -----
Total...........  $43,503    3.99%   $52,339   4.03%   $27,684   4.33%    $14,713   4.94% $138,239   4.18%
                  =======    ====    =======   ====    =======   ====     =======   ====  ========  =====


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

     At March 31, 2006, the Bank had no brokered deposits. In addition, the Bank believes that, based on its experience over the past several years, its savings and transaction accounts are stable sources of deposits.

    The following table sets forth the dollar amount of savings deposits in the various types of deposit programs for the periods indicated.

                                             At March 31,
                        ------------------------------------------------------
                              2006               2005               2004
                        ----------------   ----------------   ----------------
                                 Percent            Percent            Percent
                                   of                 of                 of
                        Amount    Total    Amount    Total    Amount    Total
                        ------    -----    ------    -----    ------    -----
                                       (Dollars in Thousands)
Interest Rate Range
-------------------
for 2006:
--------
Savings accounts
 0 % - 1.51%.......... $ 17,795    3.7%   $ 17,744     4.1%  $ 17,367    4.5%
NOW and other
 transaction accounts
 0% - 2.96%...........  105,348   22.0      88,170    20.5     80,739   20.7
Money market funds
 1.09% - 3.93%........  151,494   31.6     164,088    38.1    158,587   40.7
                       --------  -----    --------   -----   --------  -----
  Total non-
   certificates....... $274,637   57.3%   $270,002    62.7%  $256,693   65.9%
                       ========  =====    ========   =====   ========  =====
Certificates:
-------------
0.00-1.99%............ $     60     --%   $ 23,435     5.5%  $ 79,434   20.4%
2.00-2.99%............   26,836    5.6      80,954    18.8     25,508    6.5
3.00-3.99%............   72,832   15.2      37,001     8.6      8,413    2.2
4.00-4.99%............   94,241   19.7       9,096     2.1      9,244    2.4
5.00-5.99%............   10,623    2.2       9,796     2.3     10,214    2.6
6.00-6.99%............       --     --           3      --         87     --
                       --------  -----    --------   -----   --------  -----
  Total certificates..  204,592   42.7     160,285    37.3    132,900   34.1
                       --------  -----    --------   -----   --------  -----
  Total deposits...... $479,229  100.0%   $430,287   100.0%  $389,593  100.0%
                       ========  =====    ========   =====   ========  =====

     The Bank relies to a limited extent upon locally obtained Jumbo CDs to maintain its deposit levels. At March 31, 2006, Jumbo CDs constituted 12.9% of the Bank's total deposits. Security Federal has not relied heavily on Jumbo CDs to manage interest rate sensitivity.

     The following table sets forth the deposit flows at the Bank during the periods indicated.

                                            Years Ended March 31,
                                      ----------------------------------
                                        2006        2005         2004
                                      ---------   ---------    ---------
                                            (Dollars in Thousands)

Opening balance.....................   $430,287    $389,593     $358,474
Net deposits........................     37,500      32,977       24,339
Interest credited...................     11,442       7,717        6,780
                                       --------    --------     --------
Ending balance......................    479,229     430,287      389,593
                                       --------    --------     --------
Net increase (decrease).............   $ 48,942    $ 40,694     $ 31,119
                                       ========    ========     ========
Percent increase (decrease).........       11.4%       10.4%         8.7%
                                       ========    ========     ========

    The following table shows rate and maturity information for the Bank's certificates of deposit as of March 31, 2006.

                      Less
                      than    2.00-    3.00-    4.00-   5.00-   6.00-
                      2.00%   2.99%    3.99%    4.99%   5.99%   6.99%   Total
                      -----   -----    -----    -----   -----   -----   -----
                                           (In Thousands)

Certificate accounts
maturing in quarter
ending:

June 30, 2006........  $  60 $10,762  $24,608  $10,431   $  --   $ -- $ 45,861
September 30, 2006...     --  10,352   19,593   22,629      --     --   52,574
December 31, 2006....     --   4,788   12,117   28,816      80     --   45,801
March 31, 2007.......     --     228    5,925   11,303   2,333     --   19,789
June 30, 2007........     --     163    2,406    4,244   5,317     --   12,130
September 30, 2007...     --     224    2,121    6,644   2,743     --   11,732
December 31, 2007....     --      54    1,111    2,533      11     --    3,709
March 31, 2008.......     --      41    1,501    2,315      --     --    3,857
June 30, 2008........     --      50      878      506      --     --    1,434
September 30, 2008...     --      83      618      389      --     --    1,090
December 31, 2008....     --     107      584      100      --     --      791
Thereafter...........     --      35    1,370    4,331      88     --    5,824
                       ----- -------  -------  ------- -------   ---- --------
  Total..............  $  60 $26,887  $72,832  $94,241 $10,572   $ -- $204,592
                       ===== =======  =======  ======= =======   ==== ========

     The following table indicates the amount of the Bank's deposits of $100,000 or more by time remaining until maturity at March 31, 2006.

                                   Certificates     Savings, NOW and
                                    of Deposit    Money Market Accounts
                                    ----------    ---------------------
                                            (In Thousands)
Maturity Period
---------------
Three months or less...............   $ 6,307          $135,200
Over three through six months......    16,663                --
Over six through twelve month......    27,017                --
Over twelve months                     11,943                --
                                      -------          --------
 Total.............................   $61,930          $135,200
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

     At March 31, 2006, the Bank had $7.3 million in retail repurchase agreements with an average rate of 4.43%. These repurchase agreements are included in "Other Borrowings" in the consolidated financial statements and the following table.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings for the periods indicated.

                                           Years Ended March 31,
                                      --------------------------------
                                        2006        2005       2004
                                      --------    --------   ---------
                                               (In Thousands)
Maximum Balance:
FHLB advances........................  $132,513   $115,258   $103,886
Other borrowings.....................     7,290      5,915      6,213

Average Balance:
FHLB advances........................  $121,526   $105,272   $ 72,995
Other borrowings.....................     6,201      5,488      5,361

     The following table sets forth information as to the Bank's borrowings and the weighted average interest rates thereon at the dates indicated.

                                                 At March 31,
                                      --------------------------------
                                        2006        2005       2004
                                      --------    --------   ---------
                                            (Dollars in Thousands)
Balance:
 FHLB advances.....................   $131,363    $112,038    $96,336
 Other borrowings..................      7,290       5,594      5,477

Weighted Average Interest Rate at
Fiscal Year End:
 FHLB advances.....................       3.74%       3.41%      3.59%
 Other borrowings..................       4.43        2.54       0.93

During Fiscal Year:
 FHLB advances.....................       3.55%       3.54%      3.87%
 Other borrowings..................       3.38        1.53       0.97

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

Personnel
---------

     At March 31, 2006, the Bank employed 159 full-time and 23 part-time employees. The Bank employees are not represented by any collective bargaining agreement. Management of the Bank considers its relations with its employees to be good.

    Executive Officers of the Registrant

                  Executive Officers of the Company and the Bank


                      Age at                   Position
                     March 31,    -------------------------------------------
    Name               2006              Company                 Bank
-------------       ------------  --------------------   ---------------------

Timothy W. Simmons       60       President and Chief    Chairman of the Board
                                   Executive Officer      and Chief Executive
                                                          Officer
T. Clifton Weeks         79       Chairman of the Board

Roy G. Lindburg          45       Treasurer and Chief    Treasurer and Chief
                                   Financial Officer      Financial Officer

J. Chris Verenes         50                              President


     Biographical Information

     The following is a description of the principal occupation and employment of the executive officers of the Corporation and the Bank during at least the past five years:

     Timothy W. Simmons has been President of the Company since 1987 and Chief Executive Officer since June 1994. Mr. Simmons was elected President and Chief Operating Officer of the Bank in January 1987 and served in these capacities from March 1987 to December 2001. In May 1988, Mr. Simmons became Chief Executive Officer of the Bank and in January 2002, he was elected Chairman of the Bank's Board of Directors.

     T. Clifton Weeks has been Chairman of the Board of the Company since July 1987 and was Chief Executive Officer of the Company from July 1987 until June 1994. Mr. Weeks served as Chairman of the Board of the Bank from January 1987 until January 2002 and was Chief Executive Officer of the Bank from 1987 until May 1988. Prior thereto, he served as President and Managing Officer of the Bank beginning in 1958.

     Roy G. Lindburg has been Treasurer and Chief Financial Officer of the Company and the Bank since January 1995.

     J. Chris Verenes was elected President of the Bank effective January 26, 2004. Prior to that, he held a variety of management positions with Washington Group International, an engineering and construction company that manages and operates major government sites throughout the United States for the Department of Energy. He was Director of Planning and Administration from 2001 to January 2004, Chief of Staff during 2001, Director of Strategic Programs for the business unit from 2000 to 2001 and Deputy Manager of Business from 1996 to 2000. Prior to his employment by Washington Group International, Mr. Verenes served as Controller for Riegel Textile Corporation, as Director of Control Data and Business and Technology Center, and as Executive Director of the South Carolina Democratic Party.

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

     Legislation is introduced from time to time in the United States Congress that may affect our operations. In addition, the regulations governing us may be amended from time to time by the OTS. Any such legislation or regulatory changes in the future could adversely affect us. We cannot predict whether any such changes may occur.

General
-------

     The Bank, as a federally-chartered savings institution, is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as its deposits insurer. The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the SAIF managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and, under certain circumstances, the FDIC to evaluate the Bank's safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company and the Bank and their operations. The Company, as a savings and loan holding company, is required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the OTS. The Company is also subject to the rules and regulations of the SEC under the federal securities laws. See "-- Savings and Loan Holding Company Regulations."

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

     In addition, the investment, lending and branching authority of the Bank also are prescribed by federal laws, which prohibit the Bank from engaging in any activities not permitted by these laws. For example, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings institutions are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

     All savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the fiscal year ended March 31, 2006 was $128,000.

     The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 2006, the Bank's lending limit under this restriction was $6.7 million and, at that date, the Bank's largest single loan to one borrower was $6.0 million, which was performing according to its original terms.

     The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution that fails to comply with these standards must submit a compliance plan.

     Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. At March 31, 2006, the Bank had $131.4 million of outstanding advances from the FHLB of Atlanta under an available credit facility of $197.6 million, which is limited to available collateral. See Business - Deposit Activities and Other Sources of Funds - Borrowings.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta. At March 31, 2006, the Bank had $7.2 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past two fiscal years these dividends have averaged 3.86% and were 4.15% for the fiscal year ended March 31, 2006.

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

     Deposit Insurance. The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and this insurance is backed by the full faith and credit of the United States. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital, to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

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

     Since January 1, 1997, the premium schedule for Bank Insurance Fund ("BIF") and SAIF insured institutions has ranged from 0 to 27 basis points. However, SAIF and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s equal to approximately 1.5 points for each $100 in domestic deposits annually. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2017.

     The Federal Deposit Insurance Reform Act of 2005 ("The Reform Act"), which was enacted in 2006, revised the laws governing the federal deposit insurance system. The Reform Act provides for the consolidation of the BIF and the SAIF into a combined "Deposit Insurance Fund" and gives the FDIC the authority to determine insurance premiums based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation eliminates the current minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fall below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Reform Act provides the FDIC with flexibility to adjust the new insurance fund's reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year.

     The Reform Act increased deposit insurance coverage limits from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts. While it preserved the $100,000 coverage limit for individual accounts and municipal deposits, the FDIC was furnished with the discretion to adjust all coverage levels to keep pace with inflation beginning in 2010. Also, institutions that become undercapitalized will be prohibited from accepting certain employee benefit plan deposits.

     At this time, management cannot predict the effect, if any, that the Reform Act will have on insurance premiums paid by the Bank.

     Prompt Corrective Action. The OTS is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized." OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. "Significantly undercapitalized" and "critically undercapitalized" institutions are subject to more extensive mandatory regulatory actions. The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     At March 31, 2006, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

     A savings institution that fails to meet the QTL is subject to certain operating restricitons and may be required to convert to a national bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments." As of March 31, 2006, the Bank maintained 91.9% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

     Capital Requirements. The OTS's capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard requires federal savings institutions to maintain Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier I) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At March 31, 2006, the Bank met each of these capital requirements. For additional information, see Note 11 of the Notes to Consolidated Financial Statements included in the Annual Report.

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

     Savings institutions proposing to make any capital distribution need not submit written notice to the OTS prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "- Capital Requirements."

     Activities of Associations and their Subsidiaries. When a savings institution establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings institution must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings institutions also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

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

     Transactions with Affiliates. The Bank's authority to engage in transactions with "affiliates" is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board's Regulation W. The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution. The Company and its non-savings institution subsidiaries would be affiliates of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to an aggregate percentage of the institution's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank's authority to extend credit to executive officers, directors and 10% stockholders ("insiders"), as well as entities such persons control, is limited. The law restricts both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain Board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

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

     Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1.1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

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

     Privacy Standards. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA"), which was enacted in 1999, modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities
firms and other financial service providers.   The Bank is subject to OTS
regulations implementing the privacy protection provisions of the GLBA. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.

     Anti-Money Laundering and Customer Identification. Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") on October 26, 2001 in response to the terrorist events of September 11, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. In March 2006, Congress re-enacted certain expiring provisions of the USA Patriot Act.

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

     Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with the recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, including the Company.

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

     Audits. The Company, the Bank and its consolidated subsidiaries have been audited or their books closed without audit by the IRS with respect to consolidated federal income tax returns through March 31, 1999. See Note __ of the Notes to Consolidated Financial Statements contained in the Annual Report for additional information regarding income taxes.

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

Item 1A.  Risk Factors.
-----------------------

     An investment in our common stock involves various risks which are particular to Security Federal Corporation, our industry, and our market area. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.

An economic downturn, especially one affecting Aiken and Lexington Counties in South Carolina and surrounding areas, could reduce our customer base, our level of deposits, demand for our financial products, and increase our delinquency rates on loans.

     Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers located primarily in two counties of South Carolina. Our success depends on the growth in population, income levels, deposits, and housing starts in our primary market area. If the communities in our market area do
not continue to expand, our business may not succeed.   A local economic
downturn could adversely affect the real estate markets in the communities in our market area, which would increase our loan losses on residential and commercial real estate. In that case, our allowance for loan losses may not be adequate, which would negatively impact our earnings. Further, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these state and local markets and, in turn, also have a material adverse effect on our financial condition and results of operations.

Our loan portfolio in Lexington County and surrounding area is relatively unseasoned. We also plan to build a branch office in Evans, Georgia, which is another new lending area. We could experience higher than normal loan losses in newer loan markets.

     Although we have hired experienced lending officers in Lexington County, that market area is relatively new to us. Many of our loans in that market are acquisition and development loans and loans to builders for speculative housing, which have a higher degree of risk than single family permanent mortgage loans. Although we have not had increased delinquencies in that market, we have not experienced an economic cycle of declining real estate values in Lexington County. We also plan to enter the metro Augusta, Georgia market (Evans), which will be a new market area for us. We plan on hiring experienced lenders, although this may be difficult because competition for experienced commercial lenders is fierce. Because these market areas are new to us, we may experience increased loan losses that would require additional reserves and which would negatively impact our earnings.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

     Our profitability depends substantially upon our net interest income.
Net interest income is the difference between the interest earned on loans and investments and interest paid on deposits and borrowings. Market interest rates for loans and deposits are highly sensitive to competition for these
products.   We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates. Changes in levels of market interest rates could materially adversely affect our net interest spread, asset quality, origination volume and overall profitability.

     Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate sixteen times, from 1.00% to 5.00%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased the pricing of our loans have more than offset the rise in funding cost. In a sustained rising interest rate environment the asset yields are expected to closely match rising funding costs. A sustained falling interest rate environment would negatively impact margins. Opportunities to reduce non-maturity deposit rates become more difficult to realize in a protracted decline in rates, while asset yields come under constant pressure. We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

An inadequate allowance for loan losses would reduce our earnings.

     We are exposed to the risk that our borrowers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results. Volatility and deterioration in the economy may also increase our risk for credit losses. We evaluate the collectibility of our loan portfolio and provide an allowance for loan losses that we believe is adequate based upon such factors as:

     *     cash flow of the borrower and/or the project being financed;

     * in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral;

     *     the credit history of a particular borrower;

     *     changes in economic and industry conditions; and

     *     the duration of the loan.

     If our evaluation is incorrect and borrower defaults cause losses exceeding our allowance for loan losses, our earnings could be materially and adversely affected. We cannot assure you that our allowance will be adequate to cover loan losses inherent in our portfolio. We may experience losses in our loan portfolio or perceive adverse trends that require us to significantly increase our allowance for loan losses in the future, which would also reduce our earnings. In addition, Security Federal Bank's regulators, as an integral part of their examination process, may require us to make additional provisions for loan losses.

Our funding sources may prove insufficient to replace deposits and support our future growth.

     We rely on customer deposits and advances from the FHLB-Atlanta and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, no assurance can be given that we would be able to replace such funds in the future if our financial condition or the financial condition of the FHLB or market conditions were to change. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our profitability would be adversely affected.

Competition with other financial institutions could adversely affect our profitability.

     The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. Consolidation among financial service providers has resulted in fewer very large national and regional banking and financial institutions holding a large accumulation of assets. These institutions generally have significantly greater resources, a wider geographic presence or greater accessibility. Our competitors sometimes are also able to offer more services, more favorable pricing or greater customer convenience than we do. In addition, our competition has grown from new banks and other financial services providers that target our existing or potential customers. As consolidation continues among large banks, we expect additional institutions to try to exploit our market.

     Technological developments have allowed competitors including some non-depository institutions, to compete more effectively in local markets and have expanded the range of financial products, services and capital available to our target customers. If we are unable to implement, maintain and use such technologies effectively, we may not be able to offer products or achieve cost-efficiencies necessary to compete in our industry. In addition, some of these competitors have fewer regulatory constraints and lower cost structures.

We are exposed to a failure or breach of our technology.

     As a financial services company, we are heavily dependent on our core processing system and computer networks to conduct our business. Although we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

     Although we do our own core bank processing in-house, we rely on third-party service providers for much of our communications, information, operating and financial control systems technology. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality, as found in our existing systems, without the need to expend substantial resources, if at all. Any of these circumstances could have an adverse effect on our business.

Our ability to pay dividends is limited and we may be unable to pay future dividends. This could lead to appreciation of our common stock price as the sole return on an investor's investment.

     Security Federal Corporation is a separate and distinct legal entity from its subsidiaries. We receive substantially all of our revenue from dividends from Security Federal Bank. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that Security Federal Bank may pay us. Also, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. In the event Security Federal Bank is unable to pay dividends to us, we may not be able to service our debt, pay obligations or pay dividends on our common stock. The inability to receive dividends from Security Federal Bank could have a material adverse effect on our business, financial condition and results of operations. Thus, no assurances can be made that we will continue to increase or even pay our quarterly dividend.

We may need to raise capital to support our growth. We may not be able to raise capital at the time we need it.

     In order to sustain the high rate of growth we have experienced during the past few years, we may need to raise additional capital in the near future. Although there are various ways to raise capital, those methods may not be available at the time we need to raise additional capital. In the event we are unable to raise the capital we need, our growth, and future earnings, would be curtailed.

The integration of the Collier Jennings Companies may be difficult, which could have a negative impact on earnings.

     We recently announced the acquisition of the Collier Jennings Companies, a local insurance agency. The integration of the Collier-Jennings Companies may be difficult and may cause us not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from the acquisition. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of our business. The diversion of management's attention and any delays or difficulties encountered in connection with the acquisition could have an adverse effect on our business and results of operations following the acquisition or otherwise adversely affect our ability to achieve the anticipated benefits of the acquisition.

We are subject to extensive regulation from numerous governmental agencies, which could restrict our activities and impose financial requirements or limitations on the conduct of our business.

     We are subject to extensive federal and state regulation and supervision, primarily through Security Federal Bank. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

We are dependent on key individuals, and the loss of one or more of these key individuals could limit our growth and adversely affect earnings.

     Timothy W. Simmons, our CEO, is a very experienced banker and has long-standing ties to our community. The loss of our CEO, or other key personnel, could have a negative impact on earnings. The competition for seasoned, experienced, banking personnel is highly competitive in South Carolina. The cost of attaining and retaining these individuals could increase in the future, which would negatively impact our operations. Our success depends on our ability to continue to attract, manage and retain other qualified personnel as we grow. We cannot assure you that we will continue to attract or retain such personnel.

Changes in accounting standards may affect our performance.

     Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time there are changes in the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we report and record our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements.

Our recent results may not be indicative of future results, and may not be an adequate measure of the risk of investing in our stock.

     We may not be able to sustain our historical growth rate or our recent growth rates in loans and deposits. If we are unable to sustain our growth, this would negatively affect our earnings and the value of our common stock.

Item 2.  Properties
         ----------

     At March 31, 2006, Security Federal owned the buildings and land for its main office, five of its branch offices, and the operations center, leased the land and owned the improvements thereon for one of its offices, and leased the remaining five offices. The property related to the offices owned by Security Federal had a depreciated cost (including land) of approximately $5.4 million at March 31, 2006. At March 31, 2006, the aggregate net book value of leasehold improvements (excluding furniture and equipment) associated with
leased premises was $2.3 million.   In addition to the properties related to
current bank offices, Security Federal owned four other properties at March 31, 2006. Two lots owned for future branch sites, one in Aiken County, South Carolina, and the other in Columbia County, Georgia, had a combined book value of $1.3 million. Another lot in Aiken County, to be used for a possible new Operations Center, had a book value of $236,000. The other property consisting of land and a building, located adjacent to the 1705 Whisky Road office, is currently leased and had a book value of approximately $295,000 at March 31, 2006. See Note 6 of the Notes to Consolidated Financial Statements contained in the Annual Report.

     The following table sets forth the net book value of the offices owned (including land) and leasehold improvements on properties leased by Security Federal at March 31, 2006.

                                         Lease     Date
                                         Expir-  Facility   Gross
                               Owned or  ation    Opened/   Square   Net Book
Location                        Leased   Date    Acquired   Footage    Value
----------------------------    ------   -----    --------   -------  --------

Main Office:

 238 Richland Avenue, W.
 Aiken, South Carolina          Leased     2013     2006       4,106  $618,000

Full Service Branch Offices

 100 Laurens Street, N.W.
 Aiken, South Carolina          Leased     2013     1959       4,106   621,000

 1705 Whiskey Road S.
 Aiken, South Carolina           Owned      N/A     1980      10,000   238,000

 313 East Martintown Road
 North Augusta, South Carolina   Owned (1)  N/A     1973       4,356   583,000

 1665 Richland Avenue, W.
 Aiken, South Carolina           Owned      N/A     1984       1,942   282,000

 Montgomery & Canal Streets
 Masonic Shopping Center
 Graniteville, South Carolina   Leased     2007     1993 (2)   3,576   282,000

 2812 Augusta Road
 Langley, South Carolina         Owned      N/A     1993 (2)   2,509   111,000

 Highway 125 and Highways 1 and 78
 Midland Valley Shopping Center
 Clearwater, South Carolina     Leased      2003    1993 (2)   2,287    46,000

 118 Main Street North
 Wagener, South Carolina         Owned       N/A    1993 (2)   3,600   193,000

 1185 Sunset Boulevard
 West Columbia, South Carolina  Leased      2015    2000      10,000   688,000

 2587 Whiskey Road
 Aiken, South Carolina           Owned       N/A    2006       4,000 1,593,000

 5446 Sunset Boulevard
 Lexington, South Carolina       Owned (3)   N/A    2003       9,200 1,608,000

 Operations Center:
 871 East Pine Log Road
 Aiken, South Carolina           Owned       N/A    1988      10,000   789,000

                          (footnotes on following page)

______________
(1)  Security Federal has a lease with options through 2063.
(2)  Represents acquisition date.
(3) Security Federal has a lease on the land for this office which expires in 2018, but has options through 2063.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2006.

                                   PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
         ------------------------------------------------------------------

     The information contained in the section captioned "Shareholders Information - Price Range of Common Stock" and " Dividends" in the Annual Report is incorporated herein by reference.

     Stock Repurchases. The following table sets forth the Company's repurchases of its outstanding Common Stock during the fourth quarter of the year ended March 31, 2006.


                                             Total Number
                                              of Shares         Maximum
                                             Purchased as        Number
                     Total                     Part of       of Shares that
                   Number of     Average       Publicly         May Yet Be
                    Shares      Price Paid     Announced        Purchased
Period             Purchased    per Share        Plans       Under the Plans
----------------  -----------  ------------   ------------  -----------------

January 1 -
 January 31.......     --         $    --          --             124,365
February 1 -
 February 28......     --              --          --             124,365
March 1 -
 March 31.........  1,600           24.00       1,600             122,765
                    =====          ======       =====             =======

Total.............  1,600          $24.00       1,600             122,765
                    =====          ======       =====             =======

     These stock repurchases are being conducted pursuant to a repurchase program announced by the Company in May 2004, for the purchase of up to 5% of its outstanding shares, or approximately 126,000 shares, subject to market conditions.

Equity Compensation Plan Information

     The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

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

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         Report of Independent and Registered Accounting Firm*
         Consolidated Balance Sheets, March 31, 2006 and 2005*
         Consolidated Statements of Income For the Years Ended March 31, 2006,
           2005 and 2004*
         Consolidated Statements of Changes in Shareholders' Equity and
           Comprehensive Income For the Years Ended March 31, 2006, 2005 and
           2004*
         Consolidated Statements of Cash Flows For the Years Ended March 31,
           2006, 2005 and 2004*
         Notes to Consolidated Financial Statements*
         Quarterly Financial Data (unaudited)*

        * Contained in the Annual Report filed as an exhibit hereto and incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

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

     (b) Changes in Internal Controls: In the year ended March 31, 2006, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Item 9B.  Other Information
---------------------------

     There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal 2006 that was not so disclosed.

                             PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

     The information contained under the section captioned " Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

     For information regarding the executive officers of the Company and the Bank, see the information contained herein under the section captioned "Item
1.  Business - Personnel - Executive Officers of the Registrant."

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

     Code of Ethics. The Board of Directors has adopted a Code of Ethics for the Company's officers (including its senior financial officers), directors, and employees. The Code is applicable to the Company's principal executive officer and senior financial officers, and requires individuals to maintain the highest standards of professional conduct. A copy of the Code of Ethics is filed as Exhibit 14 to this Form 10-K and is available upon request from the Company. Requests should be made to: Secretary, Security Federal Corporation, P.O. Box 810, Aiken, South Carolina 29802.

Item 11. Executive Compensation
         ----------------------

     The information contained in the section captioned "Executive Officers" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
---------------------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners.

     The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

     (b)  Security Ownership of Management.

     The information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

     (c)  Changes In Control

     The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

     (d)  Equity Compensation Plan Information

     Information regarding the Company's equity compensation plans as of March 31, 2006 is incorporated herein by reference to the section captioned "Executive Compensation" in the Proxy Statement.

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
               ---------------------

               For a list of the financial statements filed as part of
               this report see Part II   Item  8.

          2.   Financial Statement Schedules.
               ------------------------------

               All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report filed as an exhibit hereto.

          3.   Exhibits:
               --------

               3.1  Articles of Incorporation, as amended (1)
               3.2  Bylaws (2)
               4    Instruments defining the rights of security holders,
                    including indentures (3)
              10.1  Executive Compensation Plans and Arrangements:
              10.2  1993 Salary Continuation Agreements (4)
              10.3  Amendment One to 1993 Salary Continuation Agreements (5)
              10.4  Form of 2006 Salary Continuation Agreement (6)
              10.4  1999 Stock Option Plan (2)
              10.5  1987 Stock Option Plan (4)
              10.6  2002 Stock Option Plan (7)
              10.7  2004 Employee Stock Purchase Plan (8)
              10.8  Incentive Compensation Plan (4)
              13    Annual Report to Stockholders
              14    Code of Ethics
              21    Subsidiaries of Registrant
              23    Consent of Elliott Davis, LLC
              31.1  Certification of Chief Executive Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act
              31.2  Certification of Chief Financial Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act
              32    Certification of Chief Executive Officer and Chief
                    Financial Officer Pursuant to Section 906 of the
                    Sarbanes-Oxley Act
               ___________
               (1)  Filed on June 26, 1998, as an exhibit to the Company's
                    Proxy Statement and incorporated herein by reference.
               (2)  Filed on March 2, 2000, as an exhibit to the Company's
                    Registration Statement on Form S-8 and incorporated herein by reference.
               (3)  Filed on August 12, 1987, as an exhibit to the Company's
                    Registration Statement on Form 8-A and incorporated herein by reference.

                 (4) Filed on June 28, 1993, as an exhibit to the Company's Annual Report on Form 10-KSB and incorporated herein by reference.
                 (5) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.
                 (6) Filed on May 24, 2006 as an exhibit to the Company's Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
                 (7) Filed on June 19, 2002, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
                 (8) Filed on June 18, 2004, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.

                                SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SECURITY FEDERAL CORPORATION


Date:  June 29, 2006         By: /s/Timothy W. Simmons
                                 --------------------------------------
                                 Timothy W. Simmons
                                 President, Chief Executive Officer and
                                 Director
                                 (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Timothy W. Simmons                                 June 29, 2006
    -----------------------------------
    Timothy W. Simmons
    President, Chief Executive Officer and Director
   (Principal Executive Officer)

By: /s/Roy G. Lindburg
    -----------------------------------                   June 29, 2006
    Roy G. Lindburg
    Treasurer, Chief  Financial Officer and Director
   (Principal Financial and Accounting Officer)

By: /s/T.Clifton Weeks                                    June 29, 2006
    -----------------------------------
    T. Clifton Weeks
    Chairman of the Board and Director

By:/s/J. Chris Verenes                                    June 29, 2006
   ------------------------------------
   J. Chris Verenes
   President of the Bank and Director of
   the Company and the Bank


By:/s/Gasper L. Toole III                                 June 29, 2006
   -------------------------------------
   Gasper L. Toole III
   Director

By:/s/Harry O. Weeks Jr.                                  June 29, 2006
   -------------------------------------
   Harry O. Weeks Jr.
   Director

By:/s/Robert E. Alexander                                 June 29, 2006
   -------------------------------------
   Robert E. Alexander
   Director

By:/s/Thomas L. Moore                                     June 29, 2006
   -------------------------------------
   Thomas L. Moore
   Director

By:/s/William Clyburn                                     June 29, 2006
   --------------------------------------
   William Clyburn
   Director

                              INDEX TO EXHIBITS


Exhibit Number
--------------

   13         Annual Report to Stockholders

   14         Code of Ethics

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

                                 Exhibit 13

                        Annual Report to Stockholders

                                                                SECURITY
                                                                FEDERAL
                                                                CORPORATION
==============================================================================
                                                   ANNUAL REPORT MARCH 2006

CONTENTS:

Letter to Shareholders                                        3

Financial Highlights                                          4

Selected Consolidated Financial and Other Data                7

Management's Discussion and Analysis
  of Financial Condition and Results of Operations            8

Report of Elliott Davis, LLC, Independent Auditors           23

Consolidated Balance Sheets                                  24

Consolidated Statements of Income                            25

Consolidated Statements of Shareholders' Equity              26
  & Comprehensive Income

Consolidated Statements of Cash Flows                        27

Notes to Consolidated Financial Statements                   29

Shareholders Information                                     54

Security Federal Bank Board of Directors                     56

Bank Advisory Boards                                         57

Management Team & Financial Service Subsidiaries             58

Our Locations                                                59


INVESTING FOR THE FUTURE

J. Chris Verenes, President, Security Federal Bank

Security Federal generated strong results again this year. Earnings increased 8.8% over the previous year as both commercial and consumer loans continue to show strong growth in all of our markets. Our financial services subsidiaries-Security Federal Insurance, Security Federal Investments and Security Federal Trust-also continue to grow and evolve in the Security Federal tradition of focusing on what is in the best interest of the customer. Our employees have been the key to our growth.

Security Federal's performance this past year was the result of decisions and investments made years ago that positioned the bank for today's competitive environment. The bank has a history of investing in products and services that serve the real needs of customers. Examples of this include our very popular Looney Tunes program geared toward providing financial literacy for elementary school children, and our Financial Counseling service designed to assist customers with sound budgeting and planning advice. While those decisions did not provide immediate returns to the bank, over the long run they have proven to be valuable differentiators for positioning us well in today's competitive banking environment.

To that end, Security Federal has recently made several other major investments that we anticipate will place the bank in a strong competitive position for the next few years. We have purchased property near I-20 in Aiken that will be the site of our new Operations Center. Construction is tentatively planned for 2009. Our South Side branch opened in January and offers the unique service of being open 7 days a week. Our Laurens Street branch has been renovated and will once again serve as our corporate headquarters. We are starting construction in July for a major investment in our first bank in Evans, Georgia. Our full-service, financial center in Evans is a logical extension of our branch network in the Central Savannah River Area (CSRA), and should complement our existing North Augusta location. It is our expectation that we will purchase property this year in the Ballentine, South Carolina area in preparation for our first Richland County branch. That investment is the next in a series of planned expansions in the Midlands' area over the next few years.

In addition to facility enhancements and expansions, we will continue to invest in our financial services subsidiaries. It is anticipated that the investment, insurance and trust businesses will be a significant source of non-interest revenues in the future.

While many of the decisions made several years ago are now bearing fruit, it is our expectation that the investment seeds being sown today will place Security Federal Bank in a strong competitive position in the years ahead.

Fellow Shareholders:

In keeping with our conservative but steady growth strategy, Security Federal Corporation, holding company of Security Federal Bank, is pleased to announce an increase in operating earnings for the year ending March 31, 2006. The company reported net income of $3.8 million or $1.51 per share (basic) for the year ending March 31, 2006, an 8.8% increase from net income of $3.5 million or $1.39 per share (basic) for the year ending March 31,2005. The increase in net income is a result of a $2.4 million increase in net interest income, a $120,000 decrease in the provision for loan losses, and a $136,000 increase in total other income offset partially by a $2.3 million increase in general and administrative expenses for the year ending March 31, 2006 when compared to the year ending March 31, 2005.

Total assets at March 31, 2006 were $658.7 million compared to $586.0 million at March 31, 2005, an increase of 12.4% for the year. Net loans receivable increased $58.2 million or 18.4% to $375.1 million at March 31, 2006 from $316.9 million at March 31, 2005. Total deposits were $479.2 million at March 31, 2006 compared to $430.3 million at March 31, 2005, an increase of 11.4%. Federal Home Loan Bank Advances and other borrowings increased $21.0 million or 17.9% to $138.7 million at March 31, 2006 from $117.6 million at March 31, 2005.

Security Federal Bank has eleven full service branches located in Aiken, Clearwater, Graniteville, Langley, Lexington, North Augusta, Wagener, and West Columbia, South Carolina. Additional financial services are offered through the Bank's three wholly owned subsidiaries, Security Federal Insurance, Security Federal Investments, and Security Federal Trust.


Sincerely,                         Sincerely,


/s/T. Clifton Weeks                /s/Timothy W. Simmons
-------------------------------    -----------------------------------
T. Clifton Weeks                   Timothy W. Simmons
Chairman                           President & Chief Executive Officer


Robert E. Johnson
In Memoriam

We were deeply saddened to lose a close and respected member of the Security Federal family. Robert Johnson was one of the founding Directors of Security Federal Savings and Loan Association of Aiken in August 1958. He also served as Secretary of the Bank and the Holding Company. In addition to his devotion and service to the bank, Mr. Johnson had a distinguished and successful career in law. He was active in his community and in First Baptist Church of Aiken. We are proud to be part of an organization which he helped lead. All of us are better because of our association with him. We will miss his common sense, friendship and unassuming nature.

Financial Highlights
------------------------------------------------------------------------------

                                                Years Ended March 31st

                                              2006                 2005

Net Income                                $    3,812,851     $    3,505,495

Earnings Per Share - Basic                          1.51               1.39

Book Value Per Share                               14.82              13.92

Total Interest Income                         34,406,635         25,589,649

Total Interest Expense                        15,968,927         11,524,745

Net Interest Income Before Provision
  For Loan Losses                             16,437,708         14,064,904

Provision For Loan Losses                        660,000            780,000

Net Income After Provision For Loan Losses    15,777,708         13,284,904

Net Interest Margin                                 2.76%              2.60%

Total Loans Originated                       301,832,000        244,843,000

Adjustable Rate Loans As A Percentage
  Of Total Gross Loans                              63.3%              59.9%

Financial Highlights
------------------------------------------------------------------------------

                                   2006     2005      2004      2003    2002
                                  ------   ------    ------    ------  ------
Net Income (In Thousands)         $3,813   $3,505    $4,263*   $3,231  $2,510

*Includes the sale of the Denmark branch.

                                   2006     2005      2004      2003    2002
                                  ------   ------    ------    ------  ------
Total Assets (In Millions)        $  659   $  586    $  528    $  445  $  376



                                   2006     2005      2004      2003    2002
                                  ------   ------    ------    ------  ------
Return on Equity                  10.27%   10.28%    13.67%   11.37%   9.97%



Allowance for Loan Losses (1)      2006     2005      2004      2003    2002
                                  ------   ------    ------    ------  ------
                                   1.76%    1.94%     2.17%     1.98%   1.55%

(1) Allowance for losses as a percentage of total loans.

Financial Highlights
------------------------------------------------------------------------------

                                2006      2005     2004    2003    2002
                               ------   ------   ------  ------  ------
Book Value Per Share           $14.82   $13.92   $13.30  $11.98  $10.18




                                2006      2005     2004    2003    2002
                               ------    ------   ------  ------  ------
Earnings Per Share - Basic      $1.51    $1.39   $ 1.70  $ 1.29  $ 1.00



Security Federal Corporation Stock Prices (at March 31st of each year)


 2005    2004    2003    2002    2001    2000    1999
------  ------  ------  ------  ------  ------  ------
 23.00   21.00   20.26   21.67   20.00   18.00   15.00



 1998    1997    1996    1995    1994    1993    1992
------  ------  ------  ------  ------  ------  ------
  7.33    5.17    4.54    3.65    3.37    2.75    2.54



 1991   1990    1989    1988   12/1987
------ ------  ------  ------  -------
  2.46   2.40    1.83    1.75    1.67

                               SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                              Selected Consolidated Financial and Other Data

                                                               At Or For The Year Ended March 31,
                                                -----------------------------------------------------------
                                                   2006         2005         2004        2003       2002
                                                ---------     ---------    --------    --------   --------
Balance Sheet Data                                    (Dollars In Thousands, Except Per Share Data)
----------------------------------------
Total Assets                                    $ 658,678     $ 585,978   $ 528,005   $ 444,904  $ 376,320
Cash And Cash Equivalents                          14,351         7,916       6,749       8,239     11,528
Investment And Mortgage-Backed Securities         238,433       241,076     245,715     182,117     18,898
Total Loans Receivable, Net (1)                   375,109       316,889     259,895     243,156    234,319
Deposits                                          479,229       430,287     389,593     358,474    309,038
Advances From Federal Home Loan Bank              131,363       112,038      96,336      49,772     33,108
Total Shareholders' Equity                         37,602        35,111      33,472      30,040     25,401

Income Data
----------------------------------------
Total Interest Income                              32,407        25,590      23,011      23,660     24,632
Total Interest Expense                             15,969        11,525       9,606      10,016     12,211
                                                ---------     ---------   ---------   ---------  ---------
Net Interest Income                                16,438        14,065      13,405      13,644     12,421
Provision For Loan Losses                             660           780       1,200       1,800      1,525
                                                ---------     ---------   ---------   ---------  ---------
Net Interest Income After Provision For Loan
  Losses                                           15,778        13,285      12,205      11,844     10,896
Other Income                                        2,840         2,704       5,235       3,811      3,465
General And Administrative Expense                 13,027        10,773      10,725      10,483     10,337
Income Taxes                                        1,778         1,711       2,452       1,941      1,514
                                                ---------     ---------   ---------   ---------  ---------
Net Income                                      $   3,813     $   3,505   $   4,263   $   3,231  $   2,510
                                                =========     =========   =========   =========  =========
Per Common Share Data
----------------------------------------
Net Income Per Common Share (Basic)             $    1.51     $    1.39   $    1.70   $    1.29  $    1.00
                                                =========     =========   =========   =========  =========
Cash Dividends Declared                         $    0.16     $    0.11   $    0.08   $  0.0602  $  0.0536
                                                =========     =========   =========   =========  =========
Other Data
----------------------------------------
Interest Rate Spread Information:
  Average During Period                              2.48%         2.40%       2.66%       3.19%      3.42%
  End Of Period                                      2.59%         2.45%       2.59%       3.00%      3.48%
Net Interest Margin (Net Interest Income/Average
  Earning Assets)                                    2.76%         2.60%       2.84%       3.46%      3.73%
Average Interest-Earning Assets To Average
  Interest-Bearing Liabilities                     110.25%       109.07%     109.05%     110.47%    108.80%
Equity To Total Assets                               5.71%         5.99%       6.34%       6.75%      6.75%
Non-Performing Assets To Total Assets (2)            0.20%         0.42%       0.40%       0.27%      0.40%
Return On Assets (Ratio Of Net Income To
  Average Total Assets)                              0.62%         0.63%       0.87%       0.79%      0.71%
Return On Equity (Ratio Of Net Income To
  Average Equity)                                   10.27%        10.28%      13.67%      11.37%      9.97%
Equity To Assets Ratio (Ratio Of Average Equity
  To Average Total Assets)                           6.03%         6.09%       6.36%       6.90%      7.14%
Dividend Pay-Out Ratio On Common Shares             10.67%         7.96%       4.75%       4.69%      5.37%
Number Of Full-Service Offices                         11            11          11          11         11

(1)     INCLUDES LOANS HELD FOR SALE.
(2)     NON-PERFORMING ASSETS CONSIST OF NON-ACCRUAL LOANS AND REPOSSESSED ASSETS.

                                                  7

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operation

                                  General

The following discussion is presented to provide the reader with an understanding of the financial condition and results of operations of Security Federal Corporation and its subsidiaries. The investment and other activities of the parent company, Security Federal Corporation (the "Company"), have had no significant impact on the results of operations for the periods presented in the financial statements. The information presented in the following discussion of financial results is indicative of the activities of Security Federal Bank (the "Bank"), a wholly owned subsidiary of the Company. The Bank is a federally chartered thrift that was founded in 1922. The Bank also has four wholly owned subsidiaries, Security Federal Insurance Inc. ("SFINS"), Security Federal Investments Inc. ("SFINV"), Security Federal Trust Inc. ("SFT"), and Security Federal Financial Services Corporation ("SFSC"). SFINS, SFINV, and SFT were formed in the fiscal year ended March 31, 2002 and began operating during the December 2001 quarter. SFSC was formed in 1975 and is currently inactive. Unless the context indicates otherwise, references to the Company shall include the Bank and its subsidiaries.

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

The Bank's net income is dependent on its interest rate spread which is the difference between the average yield earned on its loan and investment portfolios and the average rate paid on its deposits and borrowings. The Bank's interest spread is influenced by interest rates, deposit flows, and loan demands. Levels of non-interest income and operating expense are also significant factors in earnings.

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

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operation

Critical Accounting Policies, Continued

Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy because of the significant degree of management judgment involved in determining the amount of allowance for loan losses. The Company has developed policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. Refer to the discussion under the section entitled "Financial Condition" and "Provision for Loan Losses" section in the "Comparison of the Years Ended March 31, 2006 and 2005" and "Comparison of the Years Ended March 31, 2005 and 2004" herein for a further discussion of the Company's estimation process and methodology related to the allowance for loan losses.

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

A positive gap position generally has an adverse effect on net interest income during periods of falling interest rates. A positive one-year gap position occurs when the dollar amount of rate sensitive assets maturing or repricing within one year exceeds the dollar amount of rate sensitive liabilities
maturing or repricing during that same one-year period.    In a period of
falling interest rates, the interest received on interest earning assets will increase slower than the interest paid on interest-bearing liabilities, causing a decrease in net interest income. During periods of rising interest rates, the interest received on interest earning assets will increase faster than interest paid on interest-bearing liabilities, thus increasing net interest income.

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

At March 31, 2006, the positive mismatch of interest-earning assets repricing or maturing within one year with interest-bearing liabilities repricing or maturing within one year was $19.5 million or 3.0% of total assets compared to $20.5 million or 3.5% at March 31, 2005. For more information on the Bank's repricing position at March 31, 2006, see the tables on pages 11 and 12.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operation

Asset and Liability Management, Continued

During the past year, the Bank originated, for investment purposes, approximately $45.3 million in adjustable rate residential real estate loans ("ARM's"), which are held for investment and not sold. The Bank's loan portfolio included $247.8 million of adjustable rate consumer loans, commercial loans, and mortgage loans or, approximately 63.3% of total gross loans at March 31, 2006. During fiscal 2006, the Bank originated $232.0 million in consumer and commercial loans, which are usually short term in nature. The Bank's portfolio of consumer and commercial loans was $267.8 million at March 31, 2006, $213.1 million at March 31, 2005, and $166.8 million at March 31, 2004. Consumer and commercial loans combined were 68.5% of total loans at March 31, 2006, 63.0% of total loans at March 31, 2005, 59.9% at March 31, 2004.

At March 31, 2006, the Bank held approximately $8.4 million in longer term fixed rate residential mortgage loans. These loans, which amounted to 2.2% of the total loan portfolio, had converted from ARM loans to fixed rate loans during the previous 36 months. These fixed rate loans have remaining maturities ranging from 10 to 29 years. The Bank has approximately $5.4 million remaining in convertible ARM loans that could convert to fixed rate
loans over the next 12 months.   On new originations, the Bank sells virtually
all of its 15 and 30 year fixed rate mortgage loans at origination. In fiscal 2001, the Bank decided to no longer service loans for the Federal Home Loan Mortgage Corporation ("Freddie Mac") or other institutional investors, because of the fixed cost of servicing those loans, while the income stream generated by that portfolio was decreasing as a result of prepayments. Thus, during fiscal 2006, 2005, 2004, 2003, and 2002, the Bank sold its new fixed rate residential loan originations exclusively on a service-released basis. Fixed rate residential loans sold to Freddie Mac and other institutional investors, on a service-released basis, totaled $29.9 million in fiscal 2006, $26.0 million in fiscal 2005, and $63.5 million in fiscal 2004.

Certificates of deposit of $100,000 or more, referred to as "Jumbo Certificates," are normally considered to be interest rate sensitive because of their relatively short maturities. Many financial institutions have used Jumbo Certificates to manage interest rate sensitivity and liquidity. The Bank has not relied on Jumbo Certificates for liquidity or asset liability management. As of March 31, 2006, the Bank had $61.9 million outstanding in Jumbo Certificates compared to $61.7 million at March 31, 2005. The Bank has no brokered deposits.

The following table sets forth the maturity schedule of certificates of deposit with balances of $100,000 or greater at March 31, 2006.

                                            At March 31, 2006
                                              (In Thousands)
                                            -----------------
                    Within 3 Months               $ 6,307
                    After 3, Within 6 Months       16,663
                    After 6, Within 12 Months      27,017
                    After 12 Months                11,943
                                                  -------
                                                  $61,930
                                                  =======

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operation

Asset and Liability Management, Continued

The following table sets forth the Bank's interest-bearing liabilities and interest-earning assets repricing or maturing within one year. The table on the following page presents the Bank's entire interest-bearing liabilities and interest-earning assets into repricing or maturity time periods. Both tables present adjustable rate loans in the periods they are scheduled to reprice and fixed rate loans are shown in the time frame of corresponding principal amortization schedules. Adjustable and fixed rate loans are also adjusted for the Company's estimates of pre-payments. Mortgage-backed securities are shown at repricing dates, but also include prepayment estimates. Both tables also assume investments reprice at the earlier of maturity; the likely call date, if any, based on current interest rates; or the next scheduled interest rate change, if any. NOW's are assumed to have a decay rate of 20% the first year, money market accounts to have a decay rate of 65% the first year, and statement savings accounts to have a decay rate of 20% the first year. The balance, for all three products, is deemed to reprice in the one to three year category. Callable fixed rate Federal Home Loan Bank ("FHLB") advances are included in borrowings, and are deemed to mature at the expected call date or maturity, based on the stated interest rate of the advance and current market rates.

                                                             At March 31
                                                         --------------------
                                                           2006        2005
                                                         --------    --------
                                                        (Dollars In Thousands)

Loans (1)                                                $254,588    $215,751
Mortgage-Backed Securities:
  Held To Maturity                                              -          79
  Available For Sale                                       78,367      69,800
Investment Securities:
  Held To Maturity                                         10,000       7,000
  Available For Sale                                        3,475       1,784
Other Interest-Earning Assets                               3,715         164
                                                         --------    --------
Total Interest Rate Sensitive Assets Repricing
 Within 1 Year                                           $350,145    $294,578
                                                         --------    --------

Deposits                                                  280,329     217,780
FHLB Advances And Other Borrowed Money                     50,290      56,269
                                                         --------    --------
Total Interest Rate Sensitive Liabilities Repricing
 Within 1 Year                                           $330,619    $274,049
                                                         --------    --------

Gap                                                      $ 19,526    $ 20,529
                                                         ========    ========

Interest Rate Sensitive Assets/Interest Rate
 Sensitive Liabilities                                     105.91%     107.49%
Gap As A Percent Of Total Assets                              3.0%        3.5%

(1) LOANS ARE NET OF UNDISBURSED FUNDS AND LOANS IN PROCESS.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operation

Asset and Liability Management, Continued

The following table sets forth the interest sensitivity of the Bank's assets and liabilities at March 31, 2006, on the basis of the factors and assumptions set forth in the table on the previous page.

                                                        (Dollars In Thousands)

                                < Three      3-12       1-3         3-5       5-10         >10
                                 Months     Months     Years       Years      Years       Years     Total
                                -------     ------    -------     -------    -------     -------    -----
Interest-Earnings Assets
------------------------
Loans (1)                       $167,726   $ 86,862   $ 83,494    $33,919    $ 6,611     $ 3,377   $381,989

Mortgage-Backed Securities:
 Available For Sale, At Fair
  Value                           22,622     55,745     29,345     14,669     11,353       1,453    135,187
Investment Securities: (2)
 Held To Maturity, At Cost         3,000      7,000     28,000     20,000     17,000           -     75,000
 Available For Sale, At Fair
  Value                            1,273      2,202     14,723      6,706      3,251           -     28,155
 FHLB Stock, At Cost                   -          -      7,150          -          -           -      7,150
Other Interest-Earning Assets      3,715          -          -          -          -           -      3,715
                                --------   --------   --------    -------    -------     -------   --------
Total Financial Assets          $198,336   $151,809   $162,712    $75,294    $38,215     $ 4,830   $631,196
                                ========   ========   ========    =======    =======     =======   ========

Interest-Bearing Liabilities
----------------------------
Deposits:
 Certificate Accounts           $ 45,861   $118,163   $ 34,850    $ 5,718    $     -     $     -   $204,592
 NOW Accounts                      7,137      7,137     57,096          -          -           -     71,370
 Money Market Accounts            49,236     49,236     53,023          -          -           -    151,495
 Statement Savings
  Accounts                         1,780      1,779     14,236          -          -           -     17,795
Borrowings                        22,290     28,000     48,000     40,000        363           -    138,653
                                --------   --------   --------    -------    -------     -------   --------
Total Interest-Bearing
 Liabilities                    $126,304   $204,315   $207,205    $45,718    $   363     $     -   $583,905
                                ========   ========   ========    =======    =======     =======   ========

Current Period Gap              $ 72,032   $(52,506)  $(44,493)   $29,576    $37,852     $ 4,830   $ 47,291
Cumulative Gap                  $ 72,032   $ 19,526   $(24,967)   $ 4,609    $42,461     $47,291   $ 47,291
Cumulative Gap As A
 Percent Of Total Assets            10.9%       3.0%      (3.8)%      0.7%       6.4%        7.2%       7.2%

(1)     LOANS ARE NET OF UNDISBURSED FUNDS AND LOANS IN PROCESS.
(2)     CALLABLE SECURITIES ARE SHOWN AT THEIR LIKELY CALL DATES BASED ON MANAGEMENT'S ESTIMATES AT MARCH
        31, 2006.


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

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operation

Financial Condition

Total assets at March 31, 2006 were $658.7 million, an increase of $72.7 million or 12.4% from $586.0 million at March 31, 2005. This increase was primarily the result of an increase in net loans receivable.

Total net loans receivable were $375.1 million at March 31, 2006, an increase of $58.2 million or 18.4% from $316.9 million at March 31, 2005. Residential real estate loans held for investment decreased $596,000 or 0.5% to $122.0 million at March 31, 2006. Typically, long term, newly originated fixed rate mortgage loans are not retained in the portfolio but are sold immediately. ARMs are typically retained in the portfolio. At March 31, 2006, the Bank held 90.6% of its residential mortgage loans in ARMs, while it had 9.4% in fixed rate mortgages. Consumer loans increased $7.8 million or 15.3% while commercial business and commercial real estate loans increased $47.0 million or 29.0% to $209.2 million at fiscal year end from $162.2 million at March 31, 2005. A large portion of the increased activity in commercial lending took place in the Midlands area of South Carolina including Columbia, Lexington, and West Columbia. A significant portion of these loans is acquisition and development loans. Loans held for sale, which were $1.3 million at March 31, 2006, decreased $1.0 million from the previous fiscal year end. As a result of loan growth, total investments and mortgage-backed securities decreased $2.6 million or 1.1% to 238.0 million at March 31, 2006. Cash and cash equivalents were $14.4 million at March 31, 2006 compared to $7.9 million at March 31, 2005. The $6.5 million increase in cash and cash equivalents was temporary as excess cash is used to reduce short-term debt, fund loan growth, and make investments or capital improvements. Office property and equipment increased $3.7 million or 47.4% to $11.7 million in fiscal 2006 as the Bank constructed a new branch building on the south-side of Aiken, began renovations on its downtown Aiken branch building, and invested in two lots of which one will be the site of our Evans, Georgia branch and the other a possible site for a new operations center. The cash value of Bank Owned Life Insurance ("BOLI") was $5.0 million at March 31, 2006 while the Company owned no BOLI at March 31, 2005. BOLI, which earns tax-free yields, is utilized to partially offset the cost of the Company's employee benefits programs.

Repossessed assets increased $38,000 to $91,000 at March 31, 2006 from $53,000 at March 31, 2005. Repossessed assets at March 31, 2006 consisted of two single-family dwellings, a vehicle, a mobile home, and equipment.

Non-accrual loans totaled $1.2 million at March 31, 2006 compared to $2.4 million a year earlier. Non-accrual loans averaged $1.6 million in fiscal 2006 compared to $2.3 million during fiscal 2005. The Bank classifies all loans as non-accrual when they become 90 days or more delinquent. The Bank had six loans that were troubled debt restructurings totaling $418,000 at March 31, 2006 compared to six loans totaling $434,000 at March 31, 2005. The six troubled debt restructurings, which were current in payments on March 31, 2006, consisted of three consumer loans secured by first mortgages on residential dwellings totaling $337,000, a $12,000 consumer loan secured by a second mortgage on a residential dwelling, a $53,000 commercial loan secured by two rental properties, and a $16,000 unsecured commercial loan. All troubled debt restructurings are also considered impaired. At March 31, 2006, the Bank held $2.1 million in impaired loans compared to $1.2 million at March 31, 2005.

The Bank reviews its loan portfolio and allowance for loan losses on a monthly basis. Future additions to the Bank's allowance for loan losses are dependent on, among other things, the performance of the Bank's loan portfolio, the economy, changes in real estate values, and interest rates. There can be no assurance that additions to the allowance will not be required in future periods. Management continually monitors its loan portfolio for the impact of local economic changes. The ratio of allowance for loan losses to total loans was 1.76% at March 31, 2006 compared to 1.94% at March 31, 2005.

Deposits at the Bank increased $48.9 million or 11.4% to $479.2 million at March 31, 2006 from $430.3 million at March 31, 2005. The Bank was very successful in attracting certificate of deposit accounts and, to a lesser extent, demand deposit accounts with aggressive pricing and advertising. Advances from the FHLB increased to $131.4 million at March 31, 2006 from $112.0 million a year earlier, an increase of $19.4 million or 17.3%. Other borrowed money, which consists of retail repurchase agreements, increased $1.7 million or 30.3% to $7.3 million at March 31, 2006 from to $5.6 million at March 31, 2005.

Total shareholders' equity was $37.6 million at March 31, 2006, an increase of $2.5 million or 7.1% from $35.1 million a year earlier. The increase was attributable to net income of $3.8 million, proceeds from the exercise of stock options of $222,000, and a decrease in the employee stock ownership debt of $61,000, offset partially by a net increase in accumulated other comprehensive loss of $1.1 million, the purchase of $74,000 of treasury stock, and $407,000 in dividends paid.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operation

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

                               Fiscal Year 2006        Fiscal Year 2005
                               Compared To 2005        Compared To 2004
                           -----------------------  ------------------------
                           Volume    Rate     Net   Volume    Rate      Net
                           ------   ------  ------  ------   ------   ------
                                            (In Thousands)
Interest-Earning Assets:
Loans: (1)
 Real Estate Loans         $  551   $  222  $  773  $  542   $(576)   $  (34)
 Other Loans                3,712    1,893   5,605   1,672    (265)    1,407
                           ------   ------  ------  ------   -----    ------
Total Loans                 4,263    2,115   6,378   2,214    (841)    1,373
Mortgage-Backed
 Securities (2)              (609)     479    (130)    948     158     1,106
Investments (2)               350      185     535     156     (68)       88
Other Interest-Earning
 Assets                         2       32      34       1      11        12
                           ------   ------  ------  ------   -----    ------
Total Interest-Earning
 Assets                    $4,006   $2,811  $6,817  $3,319   $(740)   $2,579
                           ======   ======  ======  ======   =====    ======

Interest-Bearing Liabilities:
Deposits:
 Certificate Accounts      $  959   $1,349  $2,308  $  (38)  $ 154    $  116
 NOW Accounts                  19      333     352       2     (11)       (9)
 Money Market Accounts       (232)   1,295   1,063     669     214       883
 Savings Accounts               2        -       2       4      (5)       (1)
                           ------   ------  ------  ------   -----    ------
Total Deposits                748    2,977   3,725     637     352       989
Borrowings                    602      117     719   1,120    (190)      930
                           ------   ------  ------  ------   -----    ------
Total Interest-Bearing
 Liabilities                1,350    3,094   4,444   1,757     162     1,919
                           ------   ------  ------  ------   -----    ------
Effect On Net Income       $2,656   $ (283) $2,373  $1,562   $(902)   $  660
                           ======   ======  ======  ======   =====    ======

(1) INTEREST ON NON-ACCRUAL LOANS IS NOT INCLUDED IN INCOME, ALTHOUGH THEIR LOAN BALANCES ARE INCLUDED IN AVERAGE LOANS OUTSTANDING.

(2)  SECURITIES AVAILABLE FOR SALE ARE COMPUTED USING THEIR HISTORICAL COST.

                  SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

           Management's Discussion and Analysis of Financial Condition and
                              Results of Operation

Results of Operations, Continued


The following table presents the total dollar amount of interest income from average interest-earning assets for the periods indicated and the resultant yields as well as the interest expense on average interest-bearing liabilities expressed both in dollars and rates. No tax equivalent adjustments were made.

                                                  Averages For Fiscal Years Ended March 31,
                                 ---------------------------------------------------------------------------
                        Yield/             2006                     2005                      2004
                       Rate at   ------------------------ ------------------------  ------------------------
                       March 31, Average           Yield/ Average           Yield/  Average           Yield/
                         2006    Balance  Interest  Rate  Balance  Interest  Rate   Balance  Interest  Rate
                       --------  -------  -------- ------ -------  -------- ------  -------  -------- ------
                                                    (Dollars In Thousands)
Interest-Earning
 Assets:
 Mortgage Loans          5.79%  $112,223  $ 6,296  5.61%  $102,365  $ 5,523  5.40%  $ 92,824  $ 5,557  5.99%
 Other Loans             7.48%   232,793   16,904  7.26%   179,251   11,299  6.30%   152,922    9,892  6.47%
                         ----   --------  -------  ----   --------  -------  ----   --------  -------  ----
 Total Loans (1)         7.31%   345,016   23,200  6.72%   281,616   16,822  5.97%   245,746   15,449  6.29%
 Mortgage-Backed
  Securities (2)         4.18%   150,107    5,455  3.63%   167,582    5,585  3.33%   139,025    4,479  3.22%
 Investments (2)         4.02%    99,473    3,690  3.71%    89,813    3,155  3.51%    85,480    3,067  3.59%

 Other Interest-
  Earning Assets         4.74%     1,775       62  3.49%     1,647       28  1.70%     1,542       16  1.04%
                         ----   --------  -------  ----   --------  -------  ----   --------  -------  ----

Total Interest-Earning
 Assets                  5.82%  $596,371  $32,407  5.43%  $540,658  $25,590  4.73%  $471,793  $23,011  4.88%
                         ====   ========  =======  ====   ========  =======  ====   ========  =======  ====

Interest-Bearing
 Liabilities:
 Certificate Accounts    3.98%  $175,703  $ 5,906  3.36%  $142,459  $ 3,598  2.53%   143,986  $ 3,482  2.42%
 NOW Accounts            1.45%    63,000      697  1.11%    58,092      345  0.59%    57,825      354  0.61%
 Money Market
  Accounts               3.50%   156,508    4,664  2.98%   166,735    3,601  2.16%   135,190    2,718  2.01%
 Savings Accounts        0.98%    17,969      175  0.98     17,657      173  0.98%    17,291      174  1.01%
                         ----   --------  -------  ----   --------  -------  ----   --------  -------  ----
 Total Interest-Bearing
  Accounts               3.06%   413,180   11,442  2.77%   384,943    7,717  2.01%   354,292    6,728  1.90%
 Other Borrowings        4.43%     6,201      210  3.38%     5,488       84  1.53%     5,361       52  0.97%
 FHLB Advances           3.74%   121,526    4,317  3.55%   105,272    3,724  3.54%    72,995    2,826  3.87%
                         ----   --------  -------  ----   --------  -------  ----   --------  -------  ----
Total Interest-Bearing
 Liabilities             3.23%  $540,907  $15,969  2.95%  $495,703  $11,525  2.33%   432,648  $ 9,606  2.22%
                         ====   ========  =======  ====   ========  =======  ====   ========  =======  ====

Net Interest Income                       $16,438                    14,065                   $13,405
                                          =======                   =======                   =======

Interest Rate Spread     2.59%                     2.48%                     2.40%                     2.66%
                         ====                      ====                      ====                      ====


Net Yield On Earning
 Assets                                            2.76%                     2.60%                     2.84%
                                                   ====                      ====                      ====

(1) INTEREST ON NON-ACCRUAL LOANS IS NOT INCLUDED IN INCOME, ALTHOUGH THEIR LOAN BALANCES ARE INCLUDED IN
    AVERAGE LOANS OUTSTANDING.

(2) SECURITIES AVAILABLE FOR SALE ARE COMPUTED USING THEIR HISTORICAL COST.



                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operation

             Comparison of the Years Ended March 31, 2006 and 2005

General

The Company's earnings were $3.8 million for the year ended March 31, 2006, compared to $3.5 million for the year ended March 31, 2005. The $307,000 or 8.8% increase in earnings was attributable primarily to an increase in net interest income offset partially by an increase in general and administrative expenses.

Net Interest Income

Net interest income increased $2.4 million or 16.9% to $16.4 million in fiscal 2006 from $14.1 million in fiscal 2005. The increase was attributable to an increase of $55.7 million to $596.4 million in average interest-earning assets during fiscal 2006. The Bank's interest rate spread increased eight basis points to 2.48% during fiscal 2006. The yield of average earning assets increased 70 basis points to 5.43%, while the cost of average interest bearing liabilities increased 62 basis points to 2.95%. Interest income on loans increased $6.4 million to $23.2 million during the year ended March 31, 2006 from $16.8 million during fiscal 2005. The increase was attributable to an increase in average total loans outstanding of $63.4 million and a 75 basis point increase in the yield earned on the Bank's loans during fiscal 2006. Interest income on investment securities, mortgage-backed securities, and other investments increased $439,000 as a result of an increase in yield of 28 basis points in the overall investment portfolio. The aggregate average balance in the overall investment portfolio, including mortgage-backed securities, investments, and other interest earning assets, decreased $7.7 million in fiscal 2006 compared to fiscal 2005 to fund loan growth.

Interest expense on deposits increased $3.7 million or 48.3% to $11.4 million during the year ended March 31, 2006 from $7.7 million during the year ended March 31, 2005. Average interest bearing deposits increased $28.2 million while the average cost of those deposits increased 77 basis points during the year. Interest expense on FHLB advances and other borrowings increased $719,000 or 18.9% to $4.5 million during fiscal 2006 from $3.8 million during fiscal 2005. The increase was a result of an increase in average FHLB advances and other borrowings outstanding during the year of $17.0 million while the average costs of those borrowings remained relatively stable at 3.54% and 3.44% for fiscal 2006 and 2005, respectively.

Provision for Loan Losses

The Company's provision for loan losses decreased $120,000 to $660,000 during the year ended March 31, 2006 from $780,000 in fiscal 2005. The amount of the provision is determined by management's on-going monthly analysis of the loan portfolio. Management uses three methods to measure the estimate of the adequacy of the allowance for loan losses. These methods incorporate percentage of classified loans, five-year averages of historical loan losses in each loan category and current economic trends, and the assignment of percentage targets of reserves in each loan category. Management has used all three methods for the past seven fiscal years.

Non-accrual loans, which are loans delinquent 90 days or more, were $1.2 million at March 31, 2006 compared to $2.4 million at March 31, 2005. Net charge-offs were $239,000 in fiscal 2006 compared to $260,000 in fiscal 2005. The ratio of the allowance for loan losses to total loans at March 31, 2006 was 1.76% compared to 1.94% at March 31, 2005. Management believes the allowance for loan losses is adequate based on its best estimates of the losses inherent in the loan portfolio, although there can be no guarantee as to these estimates. In addition, bank regulatory agencies may require additions to the allowance for loan losses based on their judgments and estimates as part of their examination process. Because the allowance for loan losses is an estimate, there can be no guarantee that actual loan losses would not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required in the future.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operation

Other Income

Other income increased $136,000 from $2.7 million during fiscal 2005 to $2.8 million during fiscal 2006. Gain on sale of loans increased $32,000 or 7.3% to $467,000 during fiscal 2006. Service fees on deposit accounts decreased $94,000 or 7.7% to $1.1 million during fiscal 2006 as a result of an increase in the average interest rate used to offset commercial analysis charges on business demand accounts. Other miscellaneous income including trust fees, life and casualty insurance commissions, annuity and investment brokerage commissions, credit life insurance, and other miscellaneous income increased $149,000 or 14.3% to $1.2 million during fiscal 2006 due primarily to an increase in trust fees. The Bank's three financial subsidiaries, SFINS, SFINV, and SFT began operating in the latter part of the fiscal year ended March 31, 2002. SFINS is an insurance agency handling property and casualty insurance and life and health insurance and became profitable during the fiscal year ended March 31, 2004. During fiscal 2006, SFINS incurred a slight loss in fiscal 2006 due to an increase in staff. SFINV markets mutual funds, discount brokerage, and annuities. SFT is a full-service trust company.
SFINV and SFT have not yet attained profitability.

General and Administrative Expenses

General and administrative expenses increased $2.2 million or 20.9% to $13.0 million during the year ended March 31, 2006 from $10.8 million for the same period one year earlier. Compensation and employee benefits increased $1.3 million or 21.2% to $7.6 million as a result of the hiring of additional business development officers, accounting and auditing staff, normal annual salary adjustments, and an increase in the discretionary contribution to the Employee Stock Ownership Plan as a result of meeting profitability targets. Occupancy expense increased $178,000 or 16.4% to $1.3 million as a result of the depreciation of branch renovations and the leasing of additional office space. Advertising expense decreased $10,000 or 5.6% to $172,000 while depreciation and maintenance of equipment expense increased $46,000 or 4.4% to $1.1 million. FDIC insurance premiums were $58,000 in both fiscal 2006 and 2005. Other miscellaneous expenses, which encompasses repossessed assets expense, legal, professional, and consulting expenses, stationery and office supplies, and other sundry expenses increased $717,000 or 33.5% during fiscal 2006 due primarily to increases in audit, legal, and consulting fees to comply with the ever increasing regulatory burden and an increase in investment management fees in Security Federal Trust.

Income Taxes

The provision for income taxes increased $67,000 to $1.8 million or 3.9% during the year ended March 31, 2006 compared to $1.7 million for the year ended March 31, 2005, a result of an increase in taxable income. The effective tax rate was 31.8% for fiscal 2006 and 32.8% for fiscal 2005.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operation

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

Net Interest Income

Net interest income increased $660,000 or 4.9% to $14.1 million in fiscal 2005 from $13.4 million in fiscal 2004. The increase was attributable to an increase in average interest-earning assets of $68.9 million, despite a shrinking interest rate spread. The Bank's interest rate spread decreased 26 basis points to 2.40% during fiscal 2005. The yield of average earning assets decreased 15 basis points to 4.73%, while the cost of average interest-bearing liabilities increased 11 basis points to 2.33%. Interest income on loans increased $1.4 million to $16.8 million during the year ended March 31, 2005 from $15.4 million during fiscal 2004. The increase was attributable to an increase in average total loans outstanding of $35.9 million, offset partially by a 32 basis point decrease in the overall yield earned on the Bank's loans during fiscal 2005. Interest income on investment securities, mortgage-backed securities, and other investments increased $1.2 million as a result of a $33.0 million, or 14.6% increase in aggregate average balances during fiscal 2005 compared with fiscal 2004. The yields on aggregate investments and mortgage-backed securities increased four basis points in fiscal 2005 compared to fiscal 2004.

Interest expense on deposits increased $989,000 or 14.7% to $7.7 million during the year ended March 31, 2005 from $6.7 million during the year ended March 31, 2004. Average interest-bearing deposits increased $30.7 million while the average cost of those deposits increased 11 basis points during the year. Interest expense on FHLB advances and other borrowings increased $930,000 or 32.3% to $3.8 million during fiscal 2005 from $2.9 million during fiscal 2004. The increase was a result of an increase in average FHLB advances outstanding during the year of $32.4 million offset partially by a decrease in the weighted average interest rate paid on FHLB advances of 33 basis points to 3.54%.

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

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operation

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

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operation

Regulatory Capital

The following table reconciles the Bank's shareholders' equity to its various regulatory capital positions:

                                                   March 31,
                                               -----------------
                                                2006      2005
                                               -------   -------
                                                (In Thousands)

Shareholders' Equity (1) (2)                   $39,473   $35,652
Reduction For Goodwill And Other Intangibles         -         -
                                               -------   -------
Tangible Capital                                39,473    35,652
                                               -------   -------
Qualifying Core Deposit Intangibles                  -         -
Core Capital                                    39,473    35,652
                                               -------   -------
Supplemental Capital                             5,104     4,236
  Less Assets Required To Be Deducted                9        30
                                               -------   -------
Total Risk-Based Capital                       $44,568   $39,858
                                               =======   =======


(1) FOR FISCAL 2006 AND 2005, EXCLUDES UNREALIZED LOSS OF $2.1 MILLION AND $942,000, RESPECTIVELY ON AVAILABLE FOR SALE SECURITIES.

(2)  FOR FISCAL 2006 AND 2005, EXCLUDES EQUITY OF THE COMPANY.

The following table compares the Bank's capital levels relative to regulatory requirements at March 31, 2006:

                          Amount    Percent  Actual  Actual   Excess  Excess
                         Required  Required  Amount  Percent  Amount  Percent
                         --------  --------  ------  -------  ------  -------
                                         (Dollars In Thousands)

Tangible Capital         $13,224     2.0%   $39,473   6.0%   $26,249    4.0%
Tier 1 Leverage (Core)
 Capital                  26,431     4.0%    39,473   6.0%    13,042    2.0%
Tier 1 Risk-Based (Core)
 Capital                  16,328     4.0%    39,473   9.7%    23,145    5.7%
Total Risk-Based Capital  32,669     8.0%    44,568  10.9%    11,899    2.9%

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operation

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

The principal use of the Bank's funds is the origination of mortgages and other loans and the purchase of investments and mortgage-backed securities. Loan originations on loans held for investment were $277.2 million in fiscal 2006 compared to $222.5 million in fiscal 2005 and $180.9 million in fiscal 2004. The bulk of the increase in originations in fiscal 2006, 2005, and 2004 was due primarily to an increase in commercial loan originations, which increased $63.9, $45.9 million, and $27.5 million, respectively. Purchases of investments and mortgage-backed securities were $59.4 million in fiscal 2006 compared to $81.3 million in fiscal 2005 and $200.9 million in fiscal 2004. Another use of the Bank's funds is the building and renovation of branch offices. The Bank plans to consider expanding its branch network in Aiken and Lexington Counties and surrounding areas during the next few years.

Outstanding loan commitments for the Bank's residential mortgage loan portfolio amounted to $351,000 at March 31, 2006 compared to $180,000 at March 31, 2005. Those commitments were for adjustable rate mortgage loans in which the commitment generally expires in 45 days. In addition, unused lines of credit on home equity loans, credit cards, and commercial loans amounted to $70.9 million at March 31, 2006. Home equity loans are made on a floating rate basis with final maturities of 10 to 15 years. Credit cards are generally made on a floating rate basis, and are renewed annually or every other year. Management does not anticipate that the percentage of funds drawn on unused lines of credit will increase substantially over amounts currently utilized. In addition to the above commitments, the Bank has undisbursed loans-in-process of $9.2 million at March 31, 2006, which will disburse over an average of 90 days. These commitments to originate loans and future advances of lines of credit are expected to be provided from loan amortizations and prepayments, deposit inflows, maturing investments, and short-term borrowing capacity.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2006.

                                          After
                             After One    Three              Greater
                    Within    Through    Through              Than
                      One      Three      Twelve    Within    One
(In Thousands)       Month     Months     Months   One Year   Year     Total
                    ------   ---------   --------  --------  -------  -------
Unused lines of
 credit             $3,838    $1,845     $40,131   $45,814   $34,652  $80,466
Standby letters of
 credit                412        33         847     1,292        88    1,380
                    ------    ------     -------   -------   -------  -------
Total               $4,250    $1,878     $40,978   $47,106   $34,740  $81,846
                    ======    ======     =======   =======   =======  =======

Management believes that future liquidity can be met through the Bank's deposit base, which increased $48.9 million during fiscal 2006, and from maturing investments. Also, the Bank has another $66.2 million in unused borrowing capacity at FHLB at March 31, 2006.

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

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operation

Contractual Obligations

In the normal course of business, the Company enters into contractual obligations that meet various business needs. These contractual obligations include time deposits to customers, borrowings from the FHLB of Atlanta and lease obligations for facilities. See Notes 8, 9, and 10 of the Notes to the Consolidated Financial Statements included herein for additional information. The following table summarizes the Company's long-term contractual obligations at March 31, 2006:

                 Less than      One to       Three to
                  One Year    Three Years   Five Years   Thereafter    Total
                 ---------    -----------   ----------   ----------   --------
                                          (In Thousands)

Time deposits     $164,024      $34,850      $ 5,718       $    -     $204,592
FHLB Advances       43,000       48,000       40,000          363      131,363
Operating Lease
 Obligations           276          550          560        1,539        2,925
Purchase
 Obligation -
Building Contract        -            -            -            -            -
                  --------      -------      -------       ------     --------
Total             $207,300      $83,400      $46,278       $1,902     $338,880
                  ========      =======      =======       ======     ========

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

Commitments to extend credit to customers are subject to the Bank's normal credit policies and are essentially the same as those involved in extending loans to customers. See Note 14 of the Notes to the Consolidated Financial Statements included herein for additional information.

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

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Security Federal Corporation and Subsidiaries
Aiken, South Carolina

     We have audited the accompanying consolidated balance sheets of Security Federal Corporation and Subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the years in the three year period ended March 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Federal Corporation and Subsidiaries as of March 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

     /s/ Elliott Davis, LLC

Elliott Davis, LLC
Columbia, South Carolina
April 20, 2006

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                            March 31,
                                                  ---------------------------
                                                      2006           2005
                                                  ------------   ------------
ASSETS:
Cash And Cash Equivalents                         $ 14,351,208   $  7,916,488
Investment And Mortgage-Backed Securities:
  Available For Sale:  (Amortized Cost of
   $166,808,236 and $166,364,642 at March
   31, 2006 and 2005, Respectively)                163,445,066    164,814,819
  Held To Maturity:  (Fair Value of $73,084,450
   and $74,770,902 at March 31, 2006 and 2005,
   Respectively)                                    74,987,805     76,260,904
                                                  ------------   ------------
Total Investment And Mortgage-Backed Securities    238,432,871    241,075,723
                                                  ------------   ------------
Loans Receivable, Net:
  Held For Sale                                      1,320,644      2,277,762
  Held For Investment:  (Net of Allowance of
   $6,704,734 and $6,284,055 at March 31, 2006
   and 2005, Respectively)                         373,788,432    314,611,373
                                                  ------------   ------------
Total Loans Receivable, Net                        375,109,076    316,889,135
                                                  ------------   ------------
Accrued Interest Receivable:
  Loans                                              1,096,014        901,872
  Mortgage-Backed Securities                           508,432        555,933
  Investments                                          945,620        721,744
                                                  ------------   ------------
Total Accrued Interest Receivable                    2,550,066      2,179,549
                                                  ------------   ------------

Premises And Equipment, Net                         11,662,976      7,914,043
Federal Home Loan Bank Stock, At Cost                7,149,800      6,234,500
Repossessed Assets Acquired In Settlement Of Loans      91,022         53,000
Bank Owned Life Insurance                            5,000,001              -
Other Assets                                         4,330,795      3,716,035
                                                  ------------   ------------
Total Assets                                      $658,677,815   $585,978,473
                                                  ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Deposit Accounts                                $479,229,339   $430,287,391
  Advances From Federal Home Loan Bank             131,363,000    112,038,000
  Other Borrowings                                   7,289,773      5,594,157
  Advance Payments By Borrowers For Taxes
   And Insurance                                       501,998        417,410
  Other Liabilities                                  2,691,946      2,530,450
                                                  ------------   ------------
Total Liabilities                                  621,076,056    550,867,408
                                                  ------------   ------------
Commitments (Notes 6 and 14)
Shareholders' Equity:
  Serial Preferred Stock, $.01 Par Value;
   Authorized 200,000 Shares; Issued And
   Outstanding, None                                         -              -
  Common Stock, $.01 Par Value; Authorized
   5,000,000 Shares, Issued And Outstanding
   Shares, 2,558,234 And 2,537,378 at March 31,
   2006 And 2,543,838 And 2,522,127 at March 31,
   2005                                                 25,582         25,438
  Additional Paid-In Capital                         4,404,110      4,181,804
  Treasury Stock, (At Cost 11,312 and 8,077 shares
   at March 31, 2006 and 2005, respectively)          (238,656)      (165,089)
  Indirect Guarantee Of Employee Stock Ownership
   Trust Debt                                         (215,503)      (276,217)
  Accumulated Other Comprehensive Loss              (2,086,509)      (961,504)
  Retained Earnings, Substantially Restricted       35,712,735     32,306,633
                                                  ------------   ------------
Total Shareholders' Equity                          37,601,759     35,111,065
                                                  ------------   ------------
Total Liabilities And Shareholders' Equity        $658,677,815   $585,978,473
                                                  ============   ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Income

                                            For the Years Ended March 31,
                                      ---------------------------------------
                                          2006          2005          2004
                                      -----------   -----------   -----------
Interest Income:
  Loans                               $23,199,617   $16,821,470   $15,448,987
  Mortgage-Backed Securities            5,455,369     5,584,979     4,479,444
  Investment Securities                 3,689,641     3,155,436     3,066,824
  Other                                    62,008        27,764        15,750
                                      -----------   -----------   -----------
Total Interest Income                  32,406,635    25,589,649    23,011,005
                                      -----------   -----------   -----------

Interest Expense:
  NOW And Money Market Accounts         5,360,351     3,945,513     3,071,306
  Passbook Accounts                       175,237       173,250       174,353
  Certificate Accounts                  5,906,157     3,597,761     3,482,214
  FHLB Advances And Other Borrowed
   Money                                4,527,182     3,808,221     2,878,227
                                      -----------   -----------   -----------
Total Interest Expense                 15,968,927    11,524,745     9,606,100
                                      -----------   -----------   -----------

  Net Interest Income                  16,437,708    14,064,904    13,404,905
  Provision For Loan Losses               660,000       780,000     1,200,000
                                      -----------   -----------   -----------
Net Interest Income After Provision
 For Loan Losses                       15,777,708    13,284,904    12,204,905
                                      -----------   -----------   -----------

Other Income:
  Gain On Sale Of Investment
   Securities                              48,962             -         7,700
  Gain On Sale Of Loans                   467,481       435,635     1,329,729
  Service Fees On Deposit Accounts      1,132,194     1,226,118     1,351,175
  Gain On Sale Of Branch                        -             -     1,521,401
  Other                                 1,191,503     1,042,221     1,024,760
                                      -----------   -----------   -----------
Total Other Income                      2,840,140     2,703,974     5,234,765
                                      -----------   -----------   -----------

General And Administrative Expenses:
  Compensation And Employee Benefits    7,579,695     6,255,794     6,023,215
  Occupancy                             1,263,839     1,086,017       985,378
  Advertising                             172,409       182,699       210,962
  Depreciation And Maintenance Of
   Equipment                            1,094,149     1,047,815     1,086,930
  FDIC Insurance Premiums                  57,702        57,830        55,596
  Other                                 2,859,587     2,142,636     2,362,783
                                      -----------   -----------   -----------
Total General And Administrative
 Expenses                              13,027,381    10,772,791    10,724,864
                                      -----------   -----------   -----------

Income Before Income Taxes              5,590,467     5,216,087     6,714,806
Provision For Income Taxes              1,777,616     1,710,592     2,451,643
                                      -----------   -----------   -----------
Net Income                            $ 3,812,851   $ 3,505,495   $ 4,263,163
                                      ===========   ===========   ===========

Net Income Per Common Share (Basic)   $      1.51   $      1.39   $      1.70
                                      ===========   ===========   ===========
Net Income Per Common Share (Diluted) $      1.48   $      1.37   $      1.66
                                      ===========   ===========   ===========
Cash Dividend Per Share On Common
 Stock                                $      0.16   $      0.11   $      0.08
                                      ===========   ===========   ===========

Weighted Average Shares Outstanding
 (Basic)                                2,532,999     2,524,123     2,513,319
                                      ===========   ===========   ===========
Weighted Average Shares Outstanding
 (Diluted)                              2,575,061     2,561,437     2,560,710
                                      ===========   ===========   ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

              Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income

                              For the Years Ended March 31, 2006, 2005 and 2004

                                                                      Accumulated
                                 Additional             Indirect        Other
                         Common   Paid-In    Treasury   Guarantee    Comprehensive  Retained
                         Stock    Capital     Stock    Of ESOP Debt  Income (Loss)  Earnings      Total
                        -------  ----------  --------  ------------  -------------  --------    -----------
Balance At March 31,
 2003                   $25,298  $3,995,230  $       -   $(444,685)   $ 1,444,585  $25,019,525  $30,039,953
Net Income                    -           -                      -              -    4,263,163    4,263,163
Other Comprehensive
 Income, Net Of Tax:
 Unrealized Holding
  Losses On Securities
  Available For Sale,
  Net Of Taxes                -           -          -           -       (750,056)           -     (750,056)
 Reclassification
  Adjustment For Gains
  Included In Net Income,
  Net Of Taxes                -           -          -           -         (4,774)           -       (4,774)
                                                                                                -----------
Comprehensive Income          -           -          -           -              -            -    3,508,333
Exercise Of Stock
 Options                     35      18,444          -           -              -            -       18,479
Decrease in Indirect
 Guarantee Of ESOP Debt       -           -          -     107,713              -            -      107,713
Cash Dividends                -           -          -           -              -     (202,563)    (202,563)
                        -------  ----------  ---------   ---------     ----------  -----------  -----------
Balance At March 31,
 2004                   $25,333  $4,013,674  $       -   $(336,972)   $   689,755  $29,080,125  $33,471,915
                        =======  ==========  =========   =========    ===========  ===========  ===========

------------------------------------------------------------------------------------------------------------
                                                                      Accumulated
                                 Additional             Indirect        Other
                         Common   Paid-In    Treasury   Guarantee    Comprehensive  Retained
                         Stock    Capital     Stock    Of ESOP Debt  Income (Loss)  Earnings      Total
                        -------  ----------  --------  ------------  -------------  --------    -----------
Balance At March 31,
 2004                   $25,333  $4,013,674  $       -   $(336,972)   $   689,755  $29,080,125  $33,471,915
Net Income                    -           -          -           -              -    3,505,495    3,505,495
Other Comprehensive
 Income, Net Of Tax:
 Unrealized Holding
  Losses On Securities
  Available For Sale,
  Net of Taxes                -           -          -           -     (1,651,259)           -   (1,651,259)
                                                                                                -----------
Comprehensive Income          -           -          -           -              -            -    1,854,236
Purchase of Treasury
 Stock At Cost, 8,077
 Shares                       -           -   (165,089)          -              -            -     (165,089)
Exercise Of Stock Options   105     168,130          -           -              -            -      168,235

Decrease in Indirect
 Guarantee Of ESOP Debt       -           -          -      60,755              -            -       60,755
Cash Dividends                -           -          -           -              -     (278,987)    (278,987)
                        -------  ----------  ---------   ---------     ----------  -----------  -----------
Balance At March 31,
 2005                   $25,438  $4,181,804  $(165,089)  $(276,217)   $  (961,504) $32,306,633  $35,111,065
                        =======  ==========  =========   =========    ===========  ===========  ===========

------------------------------------------------------------------------------------------------------------
                                                                      Accumulated
                                 Additional             Indirect        Other
                         Common   Paid-In    Treasury   Guarantee    Comprehensive  Retained
                         Stock    Capital     Stock    Of ESOP Debt  Income (Loss)  Earnings      Total
                        -------  ----------  --------  ------------  -------------  --------    -----------
Balance At March 31,
 2005                   $25,438  $4,181,804  $(165,089)  $(276,217)   $  (961,504) $32,306,633  $35,111,065
Net Income                    -           -          -           -              -    3,812,851    3,812,851
Other Comprehensive
 Income, Net Of Tax:
 Unrealized Holding
  Losses On Securities
  Available For Sale,
  Net Of Taxes                -           -          -           -     (1,094,649)           -   (1,094,649)
Reclassification
  Adjustment For Gains
  Included In Net
  Income, Net Of Taxes        -           -          -           -        (30,356)           -      (30,356)
                                                                                                -----------
Comprehensive Income          -           -          -           -              -            -    2,687,846
Purchase of Treasury
 Stock At Cost, 3,235
 Shares                                        (73,567)          -              -            -      (73,567)
Exercise Of Stock
 Options                    144     222,306          -           -              -            -      222,450
Decrease in Indirect
 Guarantee Of ESOP Debt       -           -          -      60,714              -            -       60,714
Cash Dividends                -           -          -           -              -     (406,749)    (406,749)
                        -------  ----------  ---------   ---------     ----------  -----------  -----------
Balance At March 31,
 2006                   $25,582  $4,404,110  $(238,656)  $(215,503)   $(2,086,509) $35,712,735  $37,601,759
                        =======  ==========  =========   =========    ===========  ===========  ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                           For the Years Ended March 31,
                                     ----------------------------------------
                                         2006           2005         2004
                                     ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                           $  3,812,851  $  3,505,495  $  4,263,163
Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating
 Activities:
 Depreciation                             965,226       859,809       844,641
 Discount Accretion And Premium
  Amortization                            927,981     1,193,221       828,444
 Provisions For Losses On Loans And
  Real Estate                             660,000       780,000     1,200,000
 Gain On Sales Of Loans                  (467,481)     (435,635)   (1,329,729)
 Gain On Sales Of Investment
  Securities                              (48,962)            -        (7,700)
 Loss (Gain) On Sale Of Real Estate        21,416       (50,329)      (85,713)
 Amortization Of Deferred Fees On
  Loans                                  (170,009)     (184,642)     (187,937)
 Loss (Gain) On Disposition Of
  Premises And Equipment                   32,344        (3,525)       (1,815)
 Proceeds From Sale Of Loans Held
  For Sale                             30,370,085    26,392,654    64,827,155
 Origination Of Loans For Sale        (28,945,486)  (26,530,912)  (61,530,797)
 (Increase) Decrease In Accrued
  Interest Receivable:
  Loans                                  (194,142)          717        66,894
  Mortgage-Backed Securities               47,501        (6,392)     (107,641)
  Investments                            (223,876)       56,981      (110,990)
 Increase In Advance Payments By
  Borrowers                                84,588        99,989        37,996
 Other, Net                               295,799    (1,708,142)      359,259
                                     ------------  ------------  ------------
Net Cash Provided By Operating
 Activities                             7,167,835     3,969,289     9,065,230
                                     ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase Of Mortgage-Backed
  Securities Available For Sale       (31,386,556)  (53,211,974) (110,002,424)
 Principal Repayments On Mortgage-
  Backed Securities Available For
  Sale                                 49,386,450    47,852,116    55,003,975
 Principal Repayments On Mortgage-
  Backed Securities Held To Maturity       10,407        89,769       591,457
 Purchase Of Investment Securities
  Held To Maturity                              -   (26,041,400)  (90,880,070)
 Purchase Of Investment Securities
  Available For Sale                  (28,031,364)   (2,015,626)            -
 Maturities Of Investment Securities
  Available For Sale                    4,924,531    13,111,305    36,242,259
 Maturities Of Investment Securities
  Held To Maturity                      1,000,000    21,000,000    40,995,331
 Proceeds From Sale of Mortgage-
  Backed Securities Available For
  Sale                                  3,797,360             -     2,413,515
 Proceeds From Sale of Mortgage-
  Backed Securities Held To Maturity      249,650             -             -
 Purchase Of FHLB Stock                (6,897,300)   (4,967,800)   (5,338,000)
 Redemption Of FHLB Stock               5,982,000     3,550,100     3,379,800
 Increase In Loans Receivable         (59,900,035)  (56,631,543)  (22,245,974)
 Proceeds From Sale Of Repossessed
  Assets                                  173,547       432,595       781,537
 Purchase And Improvement Of Premises
  And Equipment                        (4,746,502)   (2,211,117)   (2,419,827)
 Proceeds From Sale of Premises and
  Equipment                                     -         3,525         1,815
 Purchase Of Bank Owned Life Insurance (5,000,001)            -             -
 Net Cash Outflow From Sale of Branch           -             -    (9,930,521)
                                     ------------  ------------  ------------
Net Cash Used By Investing
 Activities                           (70,437,813)  (59,040,050) (101,407,127)
                                     ------------  ------------  ------------

                                                                   (Continued)

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                                           For the Years Ended March 31,
                                     ----------------------------------------
                                         2006           2005         2004
                                     ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase In Deposit Accounts          48,941,948    40,694,746    43,188,959
 Proceeds From FHLB Advances          262,655,000   148,738,000   226,425,000
 Repayment Of FHLB Advances          (243,330,000) (133,036,000) (179,861,000)
 Proceeds (Repayment) Of Other
  Borrowings, Net                       1,695,616       117,134     1,283,543
 Proceeds From Exercise Of Stock
  Options                                 222,450       168,235        18,479
 Purchase of Treasury Stock               (73,567)     (165,089)            -
 Dividends To Shareholders               (406,749)     (278,988)     (202,563)
                                     ------------  ------------  ------------
Net Cash Provided By Financing
 Activities                            69,704,698    56,238,038    90,852,418
                                     ------------  ------------  ------------
Net Increase (Decrease) In Cash And
 Cash Equivalents                       6,434,720     1,167,277    (1,489,479)
Cash And Cash Equivalents At
 Beginning Of Year                      7,916,488     6,749,211     8,238,690
                                     ------------  ------------  ------------
Cash And Cash Equivalents At End
 Of Year                             $ 14,351,208  $  7,916,488  $  6,749,211
                                     ============  ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash Paid During The Period For:
 Interest                            $ 15,679,123  $ 11,413,369  $  9,740,893
                                     ============  ============  ============
 Income Taxes                        $  2,276,825  $  2,221,012  $  2,076,388
                                     ============  ============  ============
Supplemental Schedule Of Non Cash
 Transactions:
 Additions To Repossessed Assets     $    232,985  $    384,397  $    595,243
                                     ============  ============  ============
 Decrease In Unrealized Net Gain
  On Securities Available For Sale,
  Net Of Taxes                       $ (1,125,005) $ (1,651,259) $   (754,830)
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

    (a)    Basis of Consolidation and Nature of Operations
           -----------------------------------------------
           The accompanying consolidated financial statements include the accounts of Security Federal Corporation (the "Company") and its wholly owned subsidiary, Security Federal Bank (the "Bank") and the Bank's wholly owned subsidiaries, Security Federal Insurance, Inc. ("SFINS"), Security Federal Investments, Inv. ("SFINV"), Security Federal Trust Inv. ("SFT"), and Security Financial Services Corporation ("SFSC"). The Bank is primarily engaged in the business of accepting savings and demand deposits and originating mortgage loans and other loans to individuals and small businesses for various personal and commercial purposes. SFINS, SFINV, and SFT were formed during fiscal 2002 and began operating during the December 2001 quarter. SFINS is an insurance agency offering business, health, home and life insurance. SFINV engages primarily in investment brokerage services. SFT offers trust, financial planning and financial management services.

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

    (l)    Advertising Expense
           -------------------
           Advertising and public relations costs are generally expensed as incurred. External costs relating to direct mailing costs are expensed in the period in which the direct mailing are sent. Advertising and public relations costs of $172,409, $182,699, and 210,962 were included in the Company's results of operations for 2006, 2005, and 2004, respectively.

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

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(1)  Significant Accounting Policies, Continued
     ------------------------------------------

    (n)    Stock-Based Compensation
           ------------------------
           At March 31, 2006, the Company sponsored stock-based compensation plans, which are described more fully in Note 12. The Company has elected the disclosure - only provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share amounts as of the year ended March 31 would have been reduced to the pro forma amounts indicated below.

                                               2006        2005       2004
                                           ----------   ---------   ---------
Net Income, As Reported                    $3,812,851   3,505,495   4,263,163
Deduct: Total stock-based employee
 compensation expense determined under
 fair-value based method for all awards,
 net of tax                                $ (365,483)   (150,807)   (159,187)
Net Income, Pro Forma                      $3,447,368   3,354,688   4,103,976
Net Income Per Common Share (Basic), As
 Reported                                  $     1.51        1.39        1.70
Net Income Per Common Share (Basic),
 Pro Forma                                 $     1.36        1.33        1.63
Net Income Per Common Share (Diluted),
 As Reported                               $     1.48        1.37        1.66
Net Income Per Common Share (Diluted),
 Pro Forma                                 $     1.34        1.31         1.60

           The Financial Accounting Standards Board ("FASB") recently published SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R), which is effective for fiscal years beginning after December 15, 2005, will require that the fair value of share-based payments to employees, including stock options, be recognized as compensation expense in the statement of income in the financial statements. Accordingly, the Company will implement the revised standard on April 1, 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of Accounting Principles Board ("APB") Opinion No. 25, under which it has not recognized any compensation expense for its stock option grants and related accounting interpretations, including FASB Interpretation Number 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") in accounting for stock options.

           On March 30, 2006, the Board of Directors approved accelerating the vesting of 98,800 unvested stock options. The accelerated vesting was effective as of March 30, 2006. All of the other terms and conditions applicable to the outstanding stock options remained unchanged.

           The decision to accelerate vesting of these options will avoid recognition of pre-tax compensation expense by the Company upon the adoption of SFAS 123(R). In the Company's view, the future compensation expense could outweigh the incentive and retention value associated with the stock options. The future compensation expense, net of income taxes, that will be avoided, based upon the effective date of April 1, 2006, is expected to be approximately $275,000. The Company believes that the acceleration of vesting stock options meets the criteria for variable accounting under FIN No. 44. Based upon past experience, the Company believes the grantees of these stock options will remain as a director or employee of the Company.

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

                                       For the Year Ended
                  ------------------------------------------------------------
                           March 31, 2006               March 31, 2005
                  ------------------------------ -----------------------------
                                       Per Share                     Per Share
                   Income      Shares   Amounts   Income     Shares   Amounts
                  ---------  ---------  -------- --------   -------- ---------

Basic EPS        $3,812,851  2,532,999  $ 1.51  $3,505,495  2,524,123  $ 1.39
Dilutive effect
 of:
  Stock Options           -     32,666   (0.02)          -     22,726  (0.012)
  ESOP                    -     10,396   (0.01)          -     14,588  (0.008)
                 ----------  ---------  ------  ----------  ---------  ------
Diluted EPS      $3,812,851  2,576,061  $ 1.48  $3,505,495  2,561,437  $ 1.37
                 ==========  =========  ======  ==========  =========  ======


                                       For the Year Ended
                                         March 31, 2004
                                 ---------------------------------
                                                         Per Share
                                   Income      Shares     amounts
                                 ----------   ---------  ---------
       Basic EPS                 $4,263,163   2,513,319  $  1.70
       Dilutive effect of:
         Stock Options                    -      28,959   (0.024)
         ESOP                             -      18,432   (0.016)
                                 ----------   ---------  -------
       Diluted EPS               $4,263,163   2,560,710  $  1.66
                                 ==========   =========  =======


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

    (q)    Recently Issued Accounting Standards
           ------------------------------------

           The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

           As discussed previously, SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosures related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005. SFAS No. 123(R) allows for adoption using either the modified prospective or modified retrospective methods. As of March 31, 2006, all options granted were fully vested. The Company anticipates issuing additional options in the future but does not expect these options to have a material impact on financial position or results of operations upon adoption.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(1)  Significant Accounting Policies, Continued
     ------------------------------------------

    (q)    Recently Issued Accounting Standards
           ------------------------------------

           In April 2005, the Securities and Exchange Commission's ("SEC") Office of the Chief Accountant and its Division of Corporation Finance issued Staff Accounting Bulletin ("SAB") No.107 to provide guidance regarding the application of SFAS No.123(R). SAB No. 107 provides interpretive guidance related to the interaction between SFAS No.123(R) and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies.

           In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under ABP Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The standard is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company's financial position or results of operations.

           In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case the changes should be applied to the latest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

           In March 2004, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and it also provides guidance on quantitative and qualitative disclosures. The disclosure requirements in paragraph 21 of this Issue were effective for annual financial statements for fiscal years ending after December 15, 2003 and were adopted by the Company on April 1, 2004.

           The recognition and measurement guidance in paragraphs 6-20 of this Issue was to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004, but was delayed by FASB action in October 2004 through the issuance of a proposed FASB Staff Position ("FSP") on the issue. In July 2005, the FASB issued FSP FAS 115-1 and FAS 124-1 "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." This final guidance eliminated paragraphs 10-18 of EITF-03-1 (paragraphs 19-20 have no material impact on the financial position or results of operations of the Company) and will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The Company has evaluated the impact that the adoption of FSP FAS 115-1 and FAS 124-1 and has concluded that the adoption will not have a material impact on financial position and results of operations upon adoption.

           In December 2005, the FASB issued FSP SOP 94-6-1, "Terms of Loan Products that May Give Rise to a Concentration of Credit Risk". The disclosure guidance in this FSP is effective for interim and annual periods ending after December 19, 2005. The FSP states that the terms of certain loan products may increase a reporting entity's exposure to credit risk and thereby may result in a concentration of credit risk as that term is used in SFAS No. 107, either as an individual product type or as a group of products with similar features. SFAS No. 107 requires disclosures about each significant concentration, including "information about the (shared) activity, region, or economic characteristic that identifies the concentration." The FSP suggests possible shared characteristics on which significant concentrations may be determined which include, but are not limited to: borrowers subject to significant payment increases, loans with terms that permit negative amortization and loans with high loan-to-value ratios.

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

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(1)  Significant Accounting Policies, Continued
     ------------------------------------------

    (q)    Recently Issued Accounting Standards
           ------------------------------------

           In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140." This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

           In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140." This statement amends FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does note believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

           Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

    (r)    Risks and Uncertainties
           -----------------------
           In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk, and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable, the valuation of real estate held by the Company, and the valuation of loans held for sale and mortgage-backed securities available for sale. The Company is subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances, and operating restrictions, resulting form the regulators' judgments based on information available to them at the time of their examination.

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

(3)  Investment and Mortgage-Backed Securities, Available for Sale
     -------------------------------------------------------------

     The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

                                           March 31, 2006
                       -----------------------------------------------------
                                         Gross        Gross
                                       Unrealized   Unrealized
                       Amortized Cost     Gains       Losses     Fair Value
                       --------------  ----------   ----------   -----------

FHLB Securities         $ 24,269,864    $      -    $  265,031   $ 24,004,833
Federal Farm Credit
 Securities                2,965,989           -        25,049      2,940,940
FNMA Bonds                 1,000,000           -        20,620        979,380
FHLMC Bonds                  230,693           -           534        230,159
Mortgage-Backed
 Securities              138,238,752     126,648     3,178,584    135,186,816
Equity Securities            102,938           -             -        102,938
                        ------------    --------    ----------   ------------
                        $166,808,236    $126,648    $3,489,818   $163,445,066
                        ============    ========    ==========   ============


                                           March 31, 2005
                       -----------------------------------------------------
                                         Gross        Gross
                                       Unrealized   Unrealized
                       Amortized Cost     Gains       Losses     Fair Value
                       --------------  ----------   ----------   -----------

FHLB Securities         $  4,984,803    $  4,060    $   19,063   $  4,969,800
FHLMC Bonds                  484,875         588             -        485,463
Mortgage-Backed
 Securities              160,894,954     457,081     1,992,479    159,359,556
                        ------------    --------    ----------   ------------
                        $166,364,632    $461,729    $2,011,542   $164,814,819
                        ============    ========    ==========   ============


     The amortized cost and fair value of investment and mortgage-backed securities available for sale at March 31, 2006 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties.

                                     Amortized Cost     Fair Value
                                     --------------     ----------

        Less Than One Year           $  2,102,938       $  2,093,558
        One - Five Years               18,901,245         18,713,093
        More Than Five Years            7,565,301          7,451,599
        Mortgage-Backed Securities    138,238,752        135,186,816
                                     ------------       ------------
                                     $166,808,236       $163,445,066
                                     ============       ============

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(3)  Investment and Mortgage-Backed Securities, Available for Sale, Continued
     ------------------------------------------------------------------------

     At March 31, 2006 and 2005, the amortized cost and fair value of investment and mortgage-backed securities available for sale pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $56.8 million and $56.0 million and of $43.7 million and $43.5 million, respectively.

     The Bank received approximately $3.8 million, $0, and $2.4 million in proceeds from sales of available for sale securities with approximately $42,097, $0, and $7,700 recorded in gross gains and $3,459, $0, and $0 in gross losses during the years ended March 31, 2006, 2005 and 2004, respectively.

     The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual available for sale securities have been in a continuous unrealized loss position, at March 31, 2006.



                        Less than 12 Months       12 Months or More                Total
                      ---------------------    ----------------------      -----------------------
                        Fair     Unrealized      Fair      Unrealized        Fair       Unrealized
                        Value       Losses       Value        Losses         Value        Losses
                      --------   ----------    --------    ----------      ---------    ----------
Agency securities    $25,576,707   $258,767   $ 1,578,604   $   52,467   $ 27,155,311   $  311,234
Mortgage-backed
 securities           52,479,646    699,217    71,034,771    2,479,367    123,514,417    3,178,584




     Securities classified as available-for-sale are recorded at fair market value. Approximately 72.5% of the unrealized losses, or 87 individual securities, consisted of securities in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(4)  Investment and Mortgage-Backed Securities, Held to Maturity
     -----------------------------------------------------------

     The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

                                           March 31, 2006
                       -----------------------------------------------------
                                         Gross        Gross
                                       Unrealized   Unrealized
                       Amortized Cost     Gains       Losses     Fair Value
                       --------------  ----------   ----------   -----------

FHLB Securities         $66,002,180     $    -      $1,618,360   $64,383,820
Federal Farm Credit
 Securities               8,985,625          -         284,995     8,700,630
                        -----------     ------      ----------   -----------
                        $74,987,805     $    -      $1,903,355   $73,084,450
                        ===========     ======      ==========   ===========


                                           March 31, 2005
                       -----------------------------------------------------
                                         Gross       Gross
                                       Unrealized   Unrealized
                       Amortized Cost     Gains       Losses     Fair Value
                       --------------  ----------   ----------   -----------

FHLB Securities           67,002,146   $     -      $1,266,080   $65,736,066
Federal Farm Credit
 Securities                8,998,701         -         238,681     8,760,020
Mortgage-Backed
 Securities                  260,057    14,759               -       274,816
                         -----------   -------      ----------   -----------
                         $76,260,904   $14,759      $1,504,761   $74,770,902
                         ===========   =======      ==========   ===========

     The amortized cost and fair value of investment and mortgage-backed securities held to maturity at March 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities due to call features on certain investments.

                                   Amortized Cost   Fair Value
                                   --------------   -----------
       Less Than One Year           $ 5,000,000     $ 4,923,740
       One - Five Years              31,981,612      31,373,790
       More Than Five Years          38,006,193      36,786,920
                                    -----------     -----------
                                    $74,987,805     $73,084,450
                                    ===========     ===========

     At March 31, 2006 and 2005, the amortized cost and fair value of investment and mortgage-backed held to maturity pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $49.0 million and $47.6 million and $51.0 million and $49.9 million, respectively.

     The Bank received approximately $250,000 in proceeds from the sale of three held to maturity securities with approximately $10,324 recorded in gross gains and no gross losses during the year ended March 31, 2006. All three securities had paid down at least ninety percent therefore meeting the intent of SFAS 115, "Accounting for Certain Investment in Debt and Equity Securities". There were no sales of held to maturity securities during the years ended March 31, 2005 and 2004.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(4)  Investment and Mortgage-Backed Securities, Held to Maturity, Continued
     ----------------------------------------------------------------------

     The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual held to maturity securities have been in a continuous unrealized loss position, at March 31, 2006.


                        Less than 12 Months       12 Months or More                Total
                      ---------------------    ----------------------      -----------------------
                        Fair     Unrealized      Fair      Unrealized        Fair       Unrealized
                        Value       Losses       Value        Losses         Value        Losses
                      --------   ----------    --------    ----------      ---------    ----------
Agency securities    $9,806,270   $192,909    $63,278,180  $1,710,446    $73,084,450    $ 1,903,355




     Approximately 89.9% of the unrealized losses, or 68 individual securities, consisted of securities in a continuous loss position for 12 months or more. The Company's held-to-maturity portfolio is recorded at amortized cost. The Company has the ability and intends to hold these securities to maturity. The Company believes, based on industry analysis reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(5)  Loans Receivable, Net
     ---------------------

     Loans receivable, net, at March 31 consisted of the following:

                                                     2006           2005
                                                 ------------   ------------

       Residential Real Estate Loans             $122,026,698   $122,622,347
       Consumer Loans                              58,612,669     50,844,192
       Commercial Business And Real Estate Loans  209,214,332    162,217,200
       Loans Held For Sale                          1,320,644      2,277,762
                                                 ------------   ------------
                                                  391,173,943    337,961,501
                                                 ------------   ------------
       Less:
         Allowance For Loan Losses                  6,704,734      6,284,055
         Loans In Process                           9,185,133     14,626,913
         Deferred Loan Fees                           175,000        161,398
                                                 ------------   ------------
                                                   16,064,867     21,072,366
                                                 ------------   ------------
       Total Loans Receivable, Net               $375,109,076   $316,889,135
                                                 ============   ============

     Changes in the allowance for loan losses for the years ended March 31 are summarized as follows:

                                           2006        2005         2004
                                       ----------   ----------   ----------
     Balance At Beginning Of Year      $6,284,055   $5,763,935   $4,911,224
     Provision For Loan Losses            660,000      780,000    1,200,000
     Charge Offs                         (301,650)    (443,132)    (669,591)
     Recoveries                            62,329      183,252      322,302
                                       ----------   ----------   ----------
     Total Allowance For Loan Losses   $6,704,734   $6,284,055   $5,763,935
                                       ==========   ==========   ==========


     The following table sets forth the amount of the Company's non-accrual loans and the status of the related interest income at March 31.

                                                       2006          2005
                                                    ----------    ----------
             Non-Accrual Loans                      $1,191,000    $2,430,000
                                                    ==========    ==========
             Interest Income That Would Have Been
              Recognized Under Original Terms       $  111,000    $  189,000
                                                    ==========    ==========

     At March 31, 2006 and 2005, impaired loans amounted to $2.1 million and $1.2 million, respectively. Losses on impaired loans are accounted for in the allowance for loan loss. For the years ended March 31, 2006 and 2005, the average recorded investment in impaired loans was $1.4 million and $1.3 million, respectively.

     The Bank blanket pledges its portfolio of single-family mortgage loans to secure FHLB advances.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(6)  Premises and Equipment, Net
     ---------------------------

     Premises and equipment, net, at March 31 are summarized as follows:

                                                    2006         2005
                                                -----------   ----------

            Land                                $ 2,810,406    1,506,053
            Buildings And Improvements            8,693,773    7,918,516
            Furniture And Equipment               6,270,596    6,210,879
            Construction In Progress              1,902,474      129,968
                                                -----------   ----------
                                                 19,677,249   15,765,416
            Less Accumulated Depreciation        (8,014,273)  (7,851,373)
                                                -----------   ----------

            Total Premises And Equipment, Net   $11,662,976    7,914,043
                                                ===========   ==========

     Depreciation expense for the years ended March 31, 2006, 2005, and 2004 was approximately $965,000, $860,000, and $845,000, respectively.

     The Bank has entered into non-cancelable operating leases related to buildings and land. At March 31, 2006, future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows (by fiscal year):

                        2007                $  276,498
                        2008                   275,558
                        2009                   274,512
                        2010                   280,073
                        2011                   280,073
                        Thereafter           1,538,553
                                            ----------
                                            $2,925,267
                                            ==========

     Total rental expense amounted to $295,000, $289,000, and $278,000 for the years ended March 31, 2006, 2005 and 2004, respectively. Four lease agreements with monthly expenses of $7,083, $4,334, $750, and $700 have multiple renewal options totaling 45, 20, 40, and 10 years, respectively.

(7)  FHLB Stock
     ----------

     Every federally insured savings institution is required to invest in FHLB stock. No ready market exists for this stock and it has no quoted fair value. However, because redemption of this stock has historically been at par, it is carried at cost.

     The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which is 0.20% of total assets at December 31, 2005 and 2004 plus a transaction component which equals 4.5% of outstanding advances (borrowings) from the FHLB of Atlanta. The Bank is in compliance with this requirement with an investment in FHLB of Atlanta stock of $7.1 million and $6.2 million as of March 31, 2006 and 2005, respectively.


                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(8)  Deposits
     --------

     Deposits outstanding by type of account are summarized as follows:


                                          At March 31, 2006                    At March 31, 2005
                                --------------------------------------   ---------------------------------
                                               Weighted  Interest Rate    Weighted            Interest Rate
                                                 Rate        Range         Amount      Rate       Range
                                ------------   --------  -------------   ----------   ------  -------------
Checking Accounts               $105,347,713     0.97%    0.00-2.96%    $ 88,169,885   0.65%    0.00-2.47%
Money Market Accts.              151,494,548     3.50%    1.09-3.93%     164,088,081   2.57%    1.09-2.72%
Passbook Accounts                 17,795,109     0.98%    0.00-1.51%      17,743,659   0.98%    0.00-1.50%
                                ------------     ----     ---------     ------------   ----     ---------
Total                            274,637,370     2.36%    0.00-3.93%     270,001,625   1.84%    0.00-2.72%
                                ------------     ----     ---------     ------------   ----     ---------

Certificate Accounts:
0.00 - 1.99%                          59,797                              23,435,263
2.00 - 2.99%                      26,836,415                              80,953,849
3.00 - 3.99%                      72,831,817                              37,001,344
4.00 - 4.99%                      94,240,989                               9,095,824
5.00 - 5.99%                      10,622,951                               9,795,989
6.00 - 6.99%                               -                                   3,497
                                ------------                            ------------
Total                            204,591,969     3.98%    1.74-5.30%     160,285,766   2.92%    0.90-6.55%
                                ------------     ----     ---------     ------------   ----     ---------
Total Deposits                  $479,229,339     3.05%    0.00-5.30%    $430,287,391   2.24%    0.00-6.55%
                                ============     ====     =========     ============   ====     =========




     The aggregate amount of short-term certificates of deposit with a minimum denomination of $100,000 was $61.9 million and $61.7 million at March 31, 2006 and 2005, respectively. The amounts and scheduled maturities of all certificates of deposit at March 31 are as follows:

                                                      March 31,
                                            ----------------------------
                                                2006            2005
                                            ------------    ------------
                  Within 1 Year             $164,023,363    $ 95,707,286
                  After 1 Year, Within 2      31,427,049      40,973,203
                  After 2 Years, Within 3      3,423,264      17,811,991
                  After 3 Years, Within 4      2,104,277       4,680,838
                  After 4 Years, Within 5      3,614,016       1,112,448
                  Thereafter                           -               -
                                            ------------    ------------
                                            $204,591,969    $160,285,766
                                            ============    ============

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(9)  Advances From Federal Home Loan Bank (FHLB) And Other Borrowings
     ----------------------------------------------------------------

     Advances from the FHLB at March 31 are summarized by year of maturity and weighted average interest rate below:

                                  2006                    2005
                        -----------------------  -----------------------
                                      Weighted                  Weighted
Year Ending March 31       Amount       Rate          Amount      Rate
                        ------------  ---------  -------------  --------
2006                    $          -        -    $  40,675,000    4.09%
2007                      18,000,000     2.83%      18,000,000    2.83%
2008                       5,000,000     3.09%      10,000,000    2.96%
2009                      20,000,000     3.28%      25,000,000    3.05%
2010                       5,000,000     3.09%       5,000,000    3.09%
2011                      20,000,000     4.37%               -
Thereafter                63,363,000     4.04%      13,363,000    3.21%
                        ------------     ----     ------------    ----
                        $131,363,000     3.74%    $112,038,000    3.41%
                        ============     ====     ============    ====

     These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank's portfolio of residential first mortgage loans and investment securities with amortized cost and fair value of $64.5 million and $63.0 million at March 31, 2006 and $51.1 million and $50.2 million at March 31, 2005, respectively. Advances are subject to prepayment penalties.

     The following tables show callable FHLB advances as of the dates indicated. These advances are also included in the above table. All callable advances are callable at the option of the FHLB. If an advance is called, the Bank has the option to payoff the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

                            As of March 31, 2006
---------------------------------------------------------------------------
Borrow Date  Maturity Date     Amount    Int. Rate    Type       Call Dates
-----------  -------------  -----------  ---------  -----------  ----------
11/07/02       11/07/12     $ 5,000,000    3.354%   1 Time Call  11/07/07
10/24/03       10/24/08      10,000,000    2.705%   Multi-Call   10/24/06 and
                                                                  quarterly
                                                                  thereafter
02/20/04       02/20/14       5,000,000    3.225%   1 Time Call  02/20/09
04/16/04       04/16/14       3,000,000    3.330%   1 Time Call  04/16/08
09/16/04       09/16/09       5,000,000    3.090%   1 Time Call  09/17/07
06/24/05       06/24/15       5,000,000    3.710%   1 Time Call  06/24/10
06/24/05       06/24/10       5,000,000    4.092%   1 Time Call  06/24/06
07/22/05       07/22/15       5,000,000    3.790%   1 Time Call  07/22/08
10/21/05       10/21/10       5,000,000    3.864%   1 Time Call  10/23/06
11/10/05       11/10/15       5,000,000    4.400%   1 Time Call  11/10/09
11/23/05       11/23/15       5,000,000    3.933%   Multi-Call   11/23/07 and
                                                                  quarterly
                                                                  thereafter
11/29/05       11/29/13       5,000,000    4.320%   1 Time Call  05/29/09
12/14/05       12/14/11       5,000,000    4.640%   1 Time Call  09/14/09
01/12/06       01/12/16       5,000,000    4.450%   1 Time Call  01/12/11
03/24/06       03/24/16       5,000,000    4.120%   Multi-Call   03/26/07
03/24/06       03/25/13       5,000,000    4.580%   1 Time Call  03/25/08
03/01/06       03/03/14       5,000,000    4.720%   1 Time Call  03/03/10


                           As of March 31, 2005
---------------------------------------------------------------------------
Borrow Date  Maturity Date     Amount    Int. Rate    Type       Call Dates
-----------  -------------  -----------  ---------  -----------  ----------
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

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(9)  Advances From Federal Home Loan Bank (FHLB) And Other Borrowings,
     -----------------------------------------------------------------
     Continued
     ---------

     At March 31, 2006 and 2005, the Bank had $66.2 million and $63.5 million in additional borrowing capacity, respectively at the FHLB.

     The Bank had $7.3 million and $5.6 million in other borrowings (non-FHLB advances) at March 31, 2006 and 2005, respectively. These borrowings consisted of repurchase agreements with certain commercial demand deposit customers for sweep accounts. The interest rate paid on these borrowings
     floats monthly with the 13 week Treasury bill.   At March 31, 2006 and
     2005, the interest rate paid on these borrowings was 4.43% and 2.54%, respectively. The Bank had pledged as collateral for these borrowings investment securities with amortized costs and fair values of $25.5 million and $24.9 million at March 31, 2006 and $27.7 million and $27.3 million at March 31, 2005, respectively, as collateral for these borrowings.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(10) Income Taxes
     ------------

     Income tax expense is comprised of the following:

                                       For the Years Ended March 31,
                                   -------------------------------------
                                     2006          2005          2004
                                   ----------    ---------     ---------
Current:
  Federal                          $1,534,117    1,610,169     2,948,661
  State                               155,772      163,495       356,824
                                   ----------    ---------     ---------
Total Current Tax Expense           1,689,889    1,773,664     3,305,485
                                   ----------    ---------     ---------
Deferred:
  Federal                              77,600      (55,791)     (653,360)
  State                                10,127       (7,281)     (200,482)
                                   ----------    ---------     ---------
Total Deferred Tax Expense             87,727      (63,072)     (853,842)
                                   ----------    ---------     ---------
Total Income Tax Expense           $1,777,616    1,710,592     2,451,643
                                   ==========    =========     =========

     The Company's income taxes differ from those computed at the statutory federal income tax rate, as follows:

                                       For the Years Ended March 31,
                                   --------------------------------------
                                     2006          2005          2004
                                   ----------    ---------     ----------
Tax At Statutory Income Tax Rate   $1,900,759    1,773,470     $2,283,034
State Tax And Other                  (123,143)     (62,878)       168,609
                                   ----------    ---------     ----------
Total Income Tax Expense           $1,777,616    1,710,592     $2,451,643
                                   ==========    =========     ==========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

                                                           At March 31,
                                                     ------------------------
                                                       2006           2005
                                                     ----------    ----------
Deferred Tax Assets:
  Provision For Loan Losses                          $2,545,116    $2,513,622
  Goodwill Tax Basis Over Financial Statement Basis     249,495       364,672
  Net Fees Deferred For Financial Reporting             187,191       190,053
  Unrealized Loss on Securities Available for Sale    1,276,659       588,310
  Other                                                 163,664       178,533
                                                     ----------    ----------
Total Gross Deferred Tax Assets                       4,422,125     3,835,190
                                                     ----------    ----------
Deferred Tax Liabilities:
  FHLB Stock Basis Over Tax Basis                       126,565       133,367
  Depreciation                                          218,318       211,287
  Other                                                  88,484       102,400
                                                     ----------    ----------
Total Gross Deferred Tax Liability                      433,367       447,054
                                                     ----------    ----------
Net Deferred Tax Asset                               $3,988,758    $3,388,136
                                                     ==========    ==========

     The balance of the change in the net deferred tax asset results from the current period deferred tax benefit of $63,072. The net deferred tax asset is included in other assets in the accompanying consolidated balance sheets.

     No valuation allowance for deferred tax assets was required at March 31, 2006 and 2005. The realization of net deferred tax assets may be based on utilization of carrybacks to prior taxable periods, anticipation of future taxable income in certain periods, and the utilization of tax planning strategies. Management has determined that the net deferred tax asset can be supported based upon these criteria.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(11) Regulatory Matters
     ------------------

     The Bank is subject to various regulatory capital requirements that are administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material adverse effect on the Company. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by regulators with regard to components, risk weightings, and other factors.

     As of March 31, 2006 and 2005, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank had to maintain total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage ratios at 10%, 6%, and 5%, respectively. There are no conditions or events that management believes have changed the Bank's classification.

     The Bank's regulatory capital amounts and ratios are as follows as of the dates indicated:

                                                                 To Be Well
                                                                 Capitalized
                                                                 Under Prompt
                                                 For Capital      Corrective
                                    Actual        Adequacy       Provisions
                               --------------   -------------  --------------
                               Amount   Ratio   Amount  Ratio  Amount   Ratio
                               ------   -----   ------  -----  ------   -----
                                           (Dollars in Thousands)
March 31, 2006
Tier 1 Risk-Based Core Capital
 (To Risk Weighted Assets)     $39,473   9.7%  $16,328   4.0%  $24,492   6.0%
Total Risk-Based Capital
 (To Risk Weighted Assets)      44,568  10.9%   32,669   8.0%   40,836  10.0%
Tier 1 Leverage (Core) Capital
 (To Adjusted Tangible Assets)  39,473   6.0%   26,431   4.0%   33,039   5.0%
Tangible Capital
 (To Tangible Assets)           39,473   6.0%   13,224   2.0%   33,039   5.0%

March 31, 2005
Tier 1 Risk-Based Core Capital
 (To Risk Weighted Assets)    $35,652   10.5%  $13,555   4.0%  $20,332   6.0%
Total Risk-Based Capital
 (To Risk Weighted Assets)     39,858   11.8%   27,110   8.0%   33,887  10.0%
Tier 1 Leverage (Core) Capital
 (To Adjusted Tangible Assets) 35,652    6.1%   23,472   4.0%   29,341   5.0%
Tangible Capital
 (To Tangible Assets)          35,652    6.1%   11,736   2.0%   29,341   5.0%

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

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(12) Employee Benefit Plans
     ----------------------

     The Company is participating in a multiple employer defined contribution employee benefit plan covering substantially all employees with six months or more of service. The Company matches a portion of the employees' contributions and the plan has a discretionary profit sharing provision. The total employer contributions were $113,000, $36,000, and $256,000 for the years ended March 31, 2006, 2005, and 2004, respectively.

     The Company has an Employee Stock Ownership Plan ("ESOP") for the exclusive benefit of employee participants. The discretionary contributions for the years ended March 31, 2006, 2005, and 2004 were $231,000, $75,000, and $75,000, respectively. The ESOP from time to time borrows funds from financial institutions to purchase the Company's stock. The balance of the loan was $216,000 and $276,000 at March 31, 2006 and 2005, respectively. The Company carries the debt as a liability and a reduction in equity, although the Company neither endorses nor guarantees the loan. The loan is repaid by Company contributions to the trustee, who in turn makes the loan payment to the financial institution.

     Certain officers of the Company participate in an incentive stock option plan. Options are granted at exercise prices not less than the fair value of the Company's common stock on the date of the grant. The following is a summary of the activity under the Company's incentive stock option plan for the years ended March 31, 2006, 2005, and 2004.

                                2006            2005            2004
                          ---------------  ---------------  --------------
                                 Weighted         Weighted        Weighted
                                    Avg.             Avg.            Avg.
                                 Exercise         Exercise         Exercise
                          Shares   Price   Shares   Price   Shares   Price
                          ------ --------  ------ --------  ------ --------
Balance, Beginning of
 Year                     135,292  $19.09  131,639  $18.23  114,366  $15.77
  Options granted           6,500   23.91   32,000   20.89   31,000   22.97
  Options exercised        14,396   15.45   10,547   15.95    3,467    5.33
  Options forfeited         9,350   19.52   17,800   19.58   10,260    6.51
                          -------          -------          -------
Balance, March 31         118,046  $19.50  135,292  $19.09  131,639  $18.23
                          =======          =======          =======

Options Exercisable       118,046  $19.50   20,672  $15.82    7,547  $15.67
                          =======          =======          =======

Options Available For
 Grant                     13,750           10,000           23,000
                          =======          =======          =======

     At March 31, 2006, the Company had the following options outstanding:

                         Outstanding
     Grant Date            Options         Option Price     Expiration Date
     ----------          -----------       ------------  --------------------
      1/07/97               1,546              $5.33     12/31/05 to 12/31/06

     10/19/99              51,000              $16.67     9/30/05 to 9/30/09

      1/16/03               1,500              $22.39          12/31/12

       9/1/03               3,000              $24.00           8/31/13

      12/1/03               3,000              $23.65          11/30/13

      1/01/04               8,500              $24.22          12/31/13

       3/8/04              13,000              $21.43           2/28/14

       6/7/04               2,000              $24.00           5/31/14

       1/1/05              26,000              $20.55          12/31/14

       1/1/05               2,000              $22.61          12/31/15

       1/1/06               6,500              $22.91          12/31/16

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(12) Employee Benefit Plans, Continued
     ---------------------------------

     The options listed on the previous page vested immediately on March 30, 2006 as a result of an action taken by the Board of Directors. All options, issued prior to January 16, 2003, must be exercised within one year of the original vesting schedule, except those granted during the year ended March 31, 2004 or later, which may be exercised anytime between the beginning of the sixth year and the end of the tenth year after the grant date.

     The incentive stock option plan adopted by the Company includes a provision for tandem stock appreciation rights ("SARs"). Options granted after March 31, 2002, were not granted in tandem with SAR's, while options granted before March 31, 2002 were granted in tandem with SAR's. Upon vesting, these stock appreciation rights are exercisable in lieu of the stock options granted to the employee. Upon exercise, the employee chooses the option or SAR feature, and the tandem instrument is cancelled. The Company accounts for incentive stock options and tandem SARs under APB Opinion No. 25, "Accounting for Stock Issued to Employees." APB Opinion No. 25 states that compensation cost for a combination plan permitting an employee to elect one part should be measured according to the terms that an employee is mostly likely to elect based on the facts available each period. Due to the personal income tax implications of SARs under the Internal Revenue Code, employees have historically elected to exercise options rather than the SARs. Accordingly, the Company has elected to measure compensation cost for stock options as required by APB Opinion No. 25, rather than for the SARs.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants: Dividend yield of $0.16, $0.08, and $0.08 per share for options granted during the years ended March 31, 2006, 2005, and 2004, respectively, expected volatility of 39.8% for options granted in 2006, 21.2% for options granted in 2005, and 21.4% for options granted in 2004, risk-free interest rate of 4.42% for options granted in 2006, 4.82% for options granted in 2005, and 3.74% to 4.45% for options granted in 2004, and expected lives of six to ten years.

(13) Bank Owned Life Insurance
     -------------------------

     On March 31, 2006, the Company purchased bank owned life insurance. The cash value of the life insurance policies are recorded as a separate line item in the accompanying balance sheets at $5,000,001 and $0 at March 31, 2006 and 2005, respectively. See Note 19, "Subsequent Events."

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(14) Commitments and Contingencies
     -----------------------------

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

     Financial instruments where the contract amount represents the Bank's credit risk include commitments under pre-approved but unused lines of credit of $68.0 million and $55.6 million, undisbursed loans in process totaled $9.2 million and $14.6 million, and letters of credit of $1.4 million and $1.2 million at March 31, 2006 and 2005, respectively. At March 31, 2006 and 2005, the fair value of standby letters of credit was immaterial.

     These loan and letter of credit commitments are subject to the same credit policies and reviews as loans on the balance sheet. Collateral, both the amount and nature, is obtained based upon management's assessment of the credit risk. Since many of the extensions of credit are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. In addition to these loan commitments noted above, the Bank had unused credit card loan commitments of $2.9 million and $2.6 million at March 31, 2006 and 2005, respectively. Outstanding commitments on mortgage loans not yet closed amounted to $351,000 and $180,000 at March 31, 2006 and 2005,
     respectively. These commitments, which are funded subject to certain limitations, extend over varying periods of time with the majority being funded within 45 days. At March 31, 2006 and 2005, the Bank had outstanding commitments to sell approximately $1.3 and $2.3 million of loans, respectively, which encompassed the Bank's held for sale loans. The Bank also has commitments to sell mortgage loans not yet closed, on a best efforts basis. Best efforts means the Bank suffers no penalty if they are unable to deliver the loans to the potential buyers. The fair value of the Bank's commitment to originate mortgage loans at committed interest rates and to sell such loans to permanent investors is insignificant.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(15) Related Party Transactions
     --------------------------

     Certain directors, executive officers and companies with which they are affiliated, are customers of and have banking transactions with the Bank in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.

     A summary of loan transactions with directors, including their affiliates, and executive officers follows:

                                        For the years ended March 31,
                                      ----------------------------------
                                        2006         2005         2004
                                      --------     --------     --------
     Balance, beginning of year       $550,010     $528,974     $466,683
     New loans                         255,278      115,827      196,695
     Less loan payments                385,049       94,791      134,404
                                      --------     --------     --------
     Balance, end of year             $420,239     $550,010     $528,974
                                      ========     ========     ========

     Loans to all employees, officers, and directors of the Company, in the aggregate constituted approximately 5.54% and 7.96% of the total shareholders' equity of the Company at March 31, 2006 and 2005, respectively. At March 31, 2006 and 2005, deposits from executive officers and directors of the Bank and Company and their related interests in aggregate approximated $2.8 million and $2.5 million, respectively.

     The Company rents office space from a company in which a director and an officer of the Company and the Bank have an ownership interest. The Bank incurred expenses of $51,000, $41,000, and $30,000 for rent for the years ended March 31, 2006, 2005 and 2004, respectively. Management is of the opinion that the transactions with respect to office rent are made on terms that are comparable to those which would be made with unaffiliated persons.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(16) Security Federal Corporation Condensed Financial Statements (Parent
     -------------------------------------------------------------------
     Company Only)
     ------------

     The following is condensed financial information of Security Federal Corporation (Parent Company only). The primary asset is its investment in the Bank subsidiary and the principal source of income for the Company is equity in undistributed earnings from the Bank.

                          Condensed Balance Sheet Data

                                                            At March 31,
                                                    -------------------------
                                                         2006        2005
                                                    -----------   -----------
Assets:
  Cash                                              $   294,984   $   669,550
  Investment Securities                                 102,938             -
  Investment In Security Federal Bank                37,387,104    34,690,893
  Income Tax Receivable From Bank                        41,344        35,947
                                                    -----------   -----------
Total Assets                                        $37,826,370   $35,396,390
                                                    ===========   ===========

Liability And Shareholders' Equity:
  Accounts Payable                                  $     9,108   $     9,108
  Indirect Guarantee Of ESOP Debt                       215,503       276,217
  Shareholders' Equity                               37,601,759    35,111,065
                                                    -----------   -----------
Total Liabilities And Shareholders' Equity          $37,826,370   $35,396,390
                                                    ===========   ===========

                       Condensed Statements of Income Data

                                           For the Years Ended March 31,
                                        -------------------------------------
                                           2006         2005          2004
                                        ----------   ----------    ----------
Income:
  Equity In Earnings Of Security
   Federal Bank                         $3,821,229   $3,512,277    $4,260,347
  Miscellaneous Income                           -            -        10,000
                                        ----------   ----------    ----------
                                         3,821,229    3,512,277     4,270,347

Expenses:
  Other Expenses                             8,378        6,782         7,184
                                        ----------   ----------    ----------
Net Income                              $3,812,851   $3,505,495    $4,263,163
                                        ==========   ==========    ==========

                      Condensed Statements of Cash Flow Data

                                           For the Years Ended March 31,
                                        -------------------------------------
                                           2006         2005          2004
                                        ----------   ----------    ----------
Operating Activities:
  Net Income                           $ 3,812,851  $ 3,505,495   $ 4,263,163
  Adjustments To Reconcile Net Income
   To Net Cash Used In Operating
   Activities:
    Equity In Earnings Of Security
     Federal Bank                       (3,821,229)  (3,512,277)   (4,260,347)
    (Increase) Decrease In Income Taxes
     Receivable And Other Assets            (5,384)      (4,409)        1,644
    Decrease In Accounts Payable                 -            -       (10,000)
                                       -----------  -----------   -----------
Net Cash Used In Operating
 Activities                                (13,762)     (11,191)       (5,540)
                                       -----------  -----------   -----------
Investing Activities:
  Purchase Of Investment Securities       (102,938)
  Dividend Received From Security
   Federal Bank                                  -            -     1,000,000
                                       -----------  -----------   -----------
Net Cash (Used In) Provided By
 Investing Activities                     (102,938)           -     1,000,000
                                       -----------  -----------   -----------
Financing Activities:
  Exercise Of Stock Options                222,450      168,235        18,479
  Purchase Of Treasury Stock, At Cost      (73,567)    (165,089)            -
  Dividends Paid                          (406,749)    (278,987)     (202,563)
                                       -----------  -----------   -----------
Net Cash Used In Financing Activities     (257,866)    (275,841)     (184,084)
                                       -----------  -----------   -----------
Net Increase (Decrease) In Cash           (374,566)    (287,032)      810,376
Cash At Beginning Of Year                  669,550      956,582       146,206
                                       -----------  -----------   -----------
Cash At End Of Year                    $   294,984  $   669,550   $   956,582
                                       ===========  ===========   ===========

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(17) Carrying Amounts and Fair Value of Financial Instruments
     --------------------------------------------------------

     The carrying amounts and fair value of financial instruments are summarized below:

                                                At March 31,
                                 -------------------------------------------
                                        2006                   2005
                                 --------------------   --------------------
                                 Carrying   Estimated   Carrying   Estimated
                                  Amount    Fair Value   Amount    Fair Value
                                 --------   ----------  --------   ----------
                                               (In Thousands)
Financial Assets:
  Cash And Cash Equivalents     $ 14,351     14,351     $  7,916   $  7,916
  Investment And Mortgage-Back
   Securities                   $238,433    236,530     $241,076   $239,586
  Loans Receivable, Net         $375,109    376,221     $316,889   $320,990
  FHLB Stock                    $  7,150      7,150     $  6,235   $  6,235

Financial Liabilities:
  Deposits:
    Checking, Savings, And
     Money Market Accounts      $274,637    274,637     $270,002   $270,002
    Certificate Accounts        $204,592    203,871     $160,286   $159,805
Advances From FHLB              $131,363    129,117     $112,038   $111,209
Other Borrowed Money            $  7,290      7,290     $  5,594   $  5,594

     At March 31, 2006, the Bank had $81.9 million of off-balance sheet financial commitments. These commitments are to originate loans and unused consumer lines of credit and credit card lines. Because these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

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

     Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Bank has significant assets and liabilities that are not considered financial assets or liabilities including deposit franchise values, loan servicing portfolios, deferred tax liabilities, and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates. The values used are provided from the OTS interest rate risk model.

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

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(18) Quarterly Financial Data (Unaudited)
     -----------------------------------

     Unaudited condensed financial data by quarter for fiscal year 2006 and 2005 is as follows (amounts, except per share data, in thousands):

                                                Quarter ended
                               ---------------------------------------------
                               June 30,    Sept. 30,    Dec. 31,    Mar. 31,
2005-2006                        2005        2005         2005        2006
                               --------    --------     --------    --------

Interest Income               $    7,412       7,835       8,270       8,889
Interest Expense                   3,489       3,784       4,112       4,584
                              ----------   ---------   ---------   ---------
  Net Interest Income              3,923       4,051       4,158       4,305
Provision For Loan Losses            165         165         165         165
                              ----------   ---------   ---------   ---------
  Net Interest Income After
   Provision For Loan Losses       3,758       3,886       3,993       4,140
Non-interest Income                  690         749         714         687
Non-interest Expense               2,996       3,172       3,204       3,655
                              ----------   ---------   ---------   ---------
  Income Before Income Tax         1,452       1,463       1,503       1,172
Provision For Income taxes           523         514         545         196
                              ----------   ---------   ---------   ---------
  Net Income                  $      929         949         958         976
                              ==========   =========   =========   =========
Basic Net Income Per Common
 Share                        $     0.37        0.38        0.38        0.38
                              ==========   =========   =========   =========
Diluted Net Income Per
 Common Share                 $     0.36        0.37        0.37        0.38
                              ==========   =========   =========   =========
Basic Weighted Average
 Shares Outstanding            2,530,389   2,527,533   2,536,304   2,537,771
                              ==========   =========   =========   =========

Diluted Weighted Average
 Shares Outstanding            2,556,205   2,585,543   2,570,767   2,591,728
                              ==========   =========   =========   =========


                                              Quarter ended
                               ---------------------------------------------
                               June 30,    Sept. 30,    Dec. 31,    Mar. 31,
2004-2005                        2004        2004         2004        2005
                               --------    --------     --------    --------

Interest Income              $    6,044   $    6,242   $    6,471  $    6,833
Interest Expense                  2,596        2,880        2,925       3,123
                             ----------   ----------   ----------  ----------
  Net Interest Income             3,448        3,362        3,546       3,710
Provision For Loan Losses           195          195          195         195
                             ----------   ----------   ----------  ----------
  Net Interest Income After
   Provision For Loan Losses      3,253        3,167        3,351       3,515
Non-interest Income                 659          724          706         614
Non-interest Expense              2,694        2,711        2,712       2,655
                             ----------   ----------   ----------  ----------
  Income Before Income Tax        1,218        1,180        1,345       1,474
Provision For Income taxes          416          380          433         482
                             ----------   ----------   ----------  ----------
  Net Income                 $      802   $      800   $      912  $      992
                             ==========   ==========   ==========  ==========
Basic Net Income Per
 Common Share                $     0.32   $     0.32   $     0.36  $     0.39
                             ==========   ==========   ==========  ==========
Diluted Net Income Per
 Common Share                $     0.31   $     0.31   $     0.36  $     0.39
                             ==========   ==========   ==========  ==========
Basic Weighted Average
 Shares Outstanding           2,522,600    2,519,627    2,527,661   2,526,605
                             ==========   ==========   ==========  ==========
Diluted Weighted Average
 Shares Outstanding           2,562,892    2,555,774    2,556,839   2,565,645
                             ==========   ==========   ==========  ==========

(19) Subsequent Events
     -----------------

     Subsequent to March 31, 2006, a supplemental retirement plan for certain executive officers of Security Federal Bank was created. These benefits are not qualified under the Internal Revenue Code and they are not funded. However, certain funding is provided informally and indirectly by life insurance policies. At March 31, 2006, there was no revenue or expense recorded for these benefits.

     Subsequent to March 31, 2006, the Bank entered into a $2.4 million contract with an architect and general contractor to design and construct a three story building located in Evans, Georgia. The Bank intends to occupy the first floor and lease the second and third floors. The estimated completion date is April 2007.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                           SHAREHOLDERS INFORMATION

ANNUAL MEETING
The annual meeting of shareholders will be held at 2:00 p.m., Thursday, July 20, 2006 at the City of Aiken Municipal Conference Center, 215 The Alley, Aiken, South Carolina.

STOCK LISTING
The Company's stock is traded on the Over-The-Counter-Bulletin Board under the symbol "SFDL.OB." The stock began trading on the Bulletin Board in October 2003.

PRICE RANGE OF COMMON STOCK
The table below shows the range of high and low bid prices. These prices represent actual transactions and do not include retail markups, markdowns or commissions. Market makers include Sterne, Agee, and Leach, Inc., Morgan Keegan and Company, Inc., A.G. Edwards and Sons, Inc., Hill, Thompson, and Magid, and Monroe Securities, Inc.

                Quarter Ending         High         Low
                --------------      ---------    ---------
                   06-30-04          $27.00       $19.75
                   09-30-04          $23.60       $21.50
                   12-31-04          $21.95       $20.25
                   03-31-05          $24.00       $19.75
                   06-30-05          $21.75       $21.75
                   09-30-05          $29.00       $29.00
                   12-31-05          $23.50       $23.50
                   03-31-06          $24.25       $24.25

As of March 31, 2006, the Company had approximately 503 shareholders and 2,558,234 outstanding shares of common stock.

DIVIDENDS
The first quarterly dividend on the stock was paid to shareholders on March 15, 1991. Dividends will be paid upon the determination of the Board of Directors that such payment is consistent with the long-term interest of the Company. The factors affecting this determination include the Company's current and projected earnings, operating results, financial condition, regulatory restrictions, future growth plans, and other relevant factors. The Company paid $0.02 per share cash dividends for each of the quarters during fiscal 2003-2004 and the first quarter of fiscal 2004-2005. The Company paid $0.03 per share cash dividend in each of the last three quarters of 2004-2005. The Company paid $0.04 per share cash dividends for each of the quarters during fiscal 2005-2006.

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

              A familiar face.
[picture of
Lynn          We are pleased to announce the recent hiring of Ms. Lynn Shepard
Shepard]      as Senior Vice President and Senior Operations Officer.  Lynn is
              a resident of Aiken with over 30 years of banking experience.
              Lynn is currently involved with the United Way, Rotary Club, and Chairman of the AHS Academy of Finance. She is an ordained deacon and serves as trustee for South Aiken Presbyterian Church where she is also a member of the choir.

              We are very fortunate to have such an experienced and committed member added to the Security Federal Bank team.

Lynn Shepard
Senior Vice President and
Senior Operations Officer

Shareholders Information
------------------------------------------------------------------------------

Annual and Other Reports

The Company is required to file an annual report on Form 10-K for its fiscal year ended March 31, 2006 with the Securities and Exchange Commission. Copies of Form 10-K, Security Federal Corporation's annual report, and the Company's quarterly reports may be obtained from and inquiries may be addressed to Mrs. Ruth L. Vance of Security Federal Corporation.


GENERAL                   TRANSFER                  SPECIAL
INQUIRIES                  AGENT                     COUNSEL

Mrs. Ruth L. Vance         Security Federal          Breyer & Associates, PC
Security Federal            Corporation              Suite 785
 Corp.                     238 Richland Ave., West   8180 Greensboro Drive
238 Richland Ave., West    P.O. Box 810              McLean, VA 22102
P.O. Box 810               Aiken, SC 29802-0810
Aiken, SC 29802-0810
Phone: 803-641-3000
Toll free: 866-851-3000


INDEPENDENT
AUDITORS

Elliott Davis, LLC
1901 Main Street
Suite 1650
P.O. Box 2227
Columbia, SC 29202-2227

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

------------------------------------------------------------------------------

Directors Emeritus:

Walter E. Brooker, Sr.
President, Brooker's Inc.
Denmark, SC

Bank Advisory Boards
------------------------------------------------------------------------------

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

WAGENER-----------------------------------------------------------------------

M. Judson Busbee   Chad G. Ingram     Mary T. Lybrand    Dr. Michael L. Miller
Owner              President          Retired Banker     Anesthesiologist
Busbee Hardware    Gavin Oil Company  Wagener, SC        Palmetto Health
Wagener, SC        Wagener, SC                           Richland Memorial
                                                          Hosp.
                                                         Columbia, SC
Richard H. Sumpter
Retired Educator
Wagener, SC

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

L. Ed Kirkland, Jr.          Sen. Nikki G. Setzler    Dianne Light
Owner/Agent                  Sr. Partner              Owner
L. Ed Kirkland & Co., LLC    Setzler & Scott, PA      Diane's on Devine
Columbia, SC                 Law Firm                  & DiPrato's Deli
                             West Columbia, SC        Columbia, SC

Jan Hook-Stamps              Donald T. Martin
Owner                        Controller, CPA
Elante Day Spa               Nexsen, Pruet, LLP
West Columbia, SC            Columbia, SC

Management Team
------------------------------------------------------------------------------

T. Clifton Weeks        Chairman of Security Federal Corporation
Timothy W. Simmons      Chairman and Chief Executive Officer, Security Federal
                         Bank
G. L. Toole, III        Vice President
Robert E. ALexander     Corporate Secretary
J. Chris Verenes        President, Security Federal Bank
Roy G. Lindburg         Executive Vice President, Treasurer and Chief
                         Financial  Officer
Lynn B. Shepard         Senior Vice President - Senior Operations Officer
Sandra M. Bartlett      Vice President - Human Resources
Carol P. McCleskey      Vice President - Branch Administration
Francis M. Thomas, Jr.  Senior Vice President - Aiken Area Executive
Marian A. Shapiro       Senior Vice President - Midlands Area Executive
Kathryn Y. Carr         Vice President - Special Assets
Audrey Varn             Vice President - Senior Trust Officer
Gabriele C. Dukes       Vice President - Financial Counseling/Community
                         Development
Rodney K. Ingle         Vice President - Mortgage Loans/Commercial Loans
Janice S. Hauerwas      Vice President - Mortgage Loan Originator
Gregory D. Warfield     Vice President - Mortgage Loan Originator
William O. Boyte, III   Vice President - Construction Lending - Midlands Area
James E. Bristow        Vice President - Business Development/Commercial Loans
Paul T. Rideout         Vice President - Business Development/Commercial Loans
H. Stanley Price        Vice President - Business Development/Commercial Loans
Elsie K. Dicks          Vice President - Credit Administration
Laura B. Conway         Vice President - Operations
Ronald R. Davis         Vice President - Auditing
Rochelle D. Wright      Vice President - Information Technology
Andrea P. Haltiwanger   Assistant Vice President - Marketing
Sharon M. Swift         Assistant Vice President - Training Department
Ruth L. Vance           Assistant Vice President - Assistant Secretary
Margaret A. Hurt        Assistant Treasurer - Accounting
Matthew B. Fry          Assistant Vice President - Auditing
Todd C. Stanford        Assistant Vice President - Business Development/
                         Commercial Loans
Trudy S. Boyd           Assistant Vice President - Community Development
                         Officer
Kathi J. Snipes         Assistant Vice President - Financial Counseling
Patricia B. Moseley     Assistant Vice President - Loan and Credit Card
                         Servicing
Ann C. Johnson          Assistant Vice President - Purchasing and Facilities
                         Management
Barbara J. Davis        Assistant Vice President - Mortgage Loan Underwriter
Marilyn C. Hensley      Assistant Vice President - Special Assets
Jason S. Redd           Assistant Vice President - Trust, Investments &
                         Insurance

                            SECURITY FEDERAL CORPORATION
------------------------------------------------------------------------------

                                   Security
                                   Federal
                                   Bank
------------------------------------------------------------------------------
          v                           v                           v
       Security                    Security                   Security
       Federal                     Federal                    Federal
       ---------------             ---------------            --------------
       Trust, Inc.                 Investments, Inc.          Insurance, Inc.

                                OUR LOCATIONS

                              [Map appears here]


Branch Locations--------------------------------------------------------------

Whiskey Road, Aiken, SC
Dana S. Hall, Assistant Vice President/Manager

North Augusta, SC
Kathy S. Williamson, Assistant Vice President/Manager

Laurens Street, Aiken, SC
Vicky W. Moseley, Assistant Vice President/Manager

Richland Avenue, Aiken, SC
Nicole W. Simmons, Assistant Vice President/Manager

South Side, Aiken, SC
Shane M. Bagby, Assistant Vice President/Manager

Graniteville, SC
Jason A. Langdale, Manager

Langley, SC
Pat W. Guglieri, Assistant Vice President/Manager

Clearwater, SC
Gail W. Dotson, Assistant Vice President/Manager

Wagener, SC
Scott Tindal, Manager

West Columbia, SC
Mary B. Clark, Assistant Vice President/Manager

Lexington, SC
Nancy P. Hutto, Assistant Vice President/Manager

                         SECURITY FEDERAL CORPORATION
------------------------------------------------------------------------------
              238 Richland Ave., West/Aiken, South Carolina 29801

                                 Exhibit 14

                               Code of Ethics

                          SECURITY FEDERAL CORPORATION

                                CODE OF ETHICS
                         FOR PRINCIPAL EXECUTIVE OFFICER
                          AND SENIOR FINANCIAL OFFICERS


Introduction

     The business of Security Federal Corporation and its subsidiaries ("Security Federal") is built on trust. Our stockholders, customers and employees depend upon our honesty and integrity. Accordingly, the Board of Directors of Security Federal has adopted this Code of Ethics ("Code") to express a code of conduct applicable to our Chairman, Chief Executive Officer, President, Chief Operating Officer and Chief Financial Officer (collectively, the "Senior Financial Officers"). This Code does not constitute a new set of requirements to which the Senior Financial Officers must adhere, but simply reduces to writing the behavior that has always been required of the Senior Financial Officers.

     The Code sets forth certain standards for the guidance of the Senior Financial Officers. The Code should be considered as illustrative, but not regarded as all-inclusive. The Senior Financial Officers are also subject to Security Federal's Code of Ethics applicable to all officers and employees.

Honest and Ethical Conduct

     Each Senior Financial Officer must act honestly and ethically. Senior Financial Officers should also promote honest and ethical behavior within Security Federal.

     Acting honestly and ethically includes the duty to avoid actual or apparent conflicts of interest, as well as situations which could result in an actual or apparent conflict of interest. A conflict of interest may arise when personal or financial interest is adverse to, or appears adverse to, the interests of Security Federal. Each Senior Financial Officer should report to the Audit Committee of the Board of Directors any material transaction or relationship that reasonably could be expected to result in a conflict of interest.

     In addition to the duty to avoid conflicts of interest, Senior Financial Officers must treat confidential information properly. All information obtained by virtue of employment with Security Federal should be held in strictest confidence. Confidential information must not be disclosed to anyone except as required for business transactions or as required by law. When confidential information is disclosed, it must be done in a manner that does not risk violating confidentiality.

Preparation of Public Documents

    Each Senior Financial Officer must ensure that all public documents and documents filed with the Securities and Exchange Commission which he or she is involved in preparing or reviewing contain full, fair, accurate, timely and understandable disclosure. In order to ensure this, the Senior Financial Officers must maintain the skills relevant to Security Federal's needs. The Senior Financial Officers are also responsible for establishing and maintaining appropriate disclosure controls and procedures and internal controls.

Compliance with Laws, Rules and Regulations

     Each Senior Financial Officer must comply with all local, state and federal laws, rules and regulations. Any Senior Financial Officer engaged in activities found to be in conflict with and against these laws, rules and regulations will be subject to termination of employment. The Senior Financial Officers should also cause other officers and employees to comply with all local, state and federal laws, rules and regulations.

Administration of the Code

     Any violation or suspected violation of this Code of Ethics must be promptly reported to the Audit Committee of the Board of Directors. Violators of the Code may be subject to disciplinary action, up to and including termination of employment. Questions regarding the Code and requests for a waiver from the Code should be brought to the Audit Committee. The Audit Committee will administer the Code and will make periodic reports to the Board of Directors, as necessary.

     This Code of Ethics shall be publicly available. Changes to, and waivers from, the Code shall also be disclosed to the public.

                                    Exhibit 21

                          Subsidiaries of the Registrant





                                                    State of       Percentage
Parent                  Subsidiary               Incorporation    of Ownership
------                  ----------               -------------    ------------

Security Federal        Security Federal        United States        100%
 Corporation             Bank

Security Federal Bank   Security Federal        South Carolina       100%
                         Insurance

                       Security Federal         South Carolina       100%
                         Investments

                        Security Federal        South Carolina       100%
                         Trust

                        Security Financial      South Carolina       100%
                         Services Corporation

                                Exhibit 23

                        Consent of Elliott Davis, LLC

          CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors
Security Federal Corporation

We consent to incorporation by reference in the Registration Statement No. 33-80008, 333-3150 and 333-102337 on Form S-8 of our report dated April 20,
2006, relating to the consolidated balance sheet of Security Federal Corporation and subsidiaries as of March 31, 2006 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended, which report appears in the March 31, 2006 Annual Report on Form 10-K.


      /s/ Elliott Davis, LLC


Columbia South Carolina
June 29, 2006



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

Date: June 29, 2006
                                     /s/Timothy W. Simmons
                                     -------------------------------------
                                     Timothy W. Simmons
                                     President and Chief Executive Officer

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

Date: June 29, 2006
                              /s/Roy G. Lindburg
                              -------------------------------------
                              Roy G. Lindburg
                              Treasurer and Chief Financial Officer

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


         The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-K, that:

         1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

         2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.


/s/Timothy W. Simmons                    /s/Roy G. Lindburg
------------------------------------     ------------------------------------
Timothy W. Simmons                       Roy G. Lindburg
President and Chief Executive Officer    Treasurer and Chief Financial Officer

Dated:  June 29, 2006