Form 10-Q
period 2006-06-30
SECURITY FEDERAL CORP
filed 2006-08-14
CIK 818677

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC  20549

                                FORM 10-Q
(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD: FROM_____________TO_____________

                     COMMISSION FILE NUMBER:  0-16120

                       SECURITY FEDERAL CORPORATION
            (Exact name of Registrant as specified in Its Charter)

                South Carolina                      57-0858504
                (State or other jurisdiction of     (IRS Employer
                incorporation or organization)      Identification No.)


        238 RICHLAND AVENUE, WEST, AIKEN, SOUTH CAROLINA      29801
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

                              YES  X         NO
                                 ------         -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "large accelerated filer" and "accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filed [ ]   Accelerated filer[ ]  Non-accelerated filer [X]


Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).

                              YES            NO   X
                                 ------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


            CLASS:                OUTSTANDING SHARES AT:      SHARES
            --------------------  -----------------------    ---------------

            Common Stock, par          July 31, 2006          2,608,617
            value $0.01 per share

                                     INDEX
------------------------------------------------------------------------------
PART I.   FINANCIAL INFORMATION                                  PAGE NO.

Item 1.   Financial Statements :

             Consolidated Balance Sheets at June 30,
              2006 and March 31, 2006                                   1

             Consolidated Statements of Income for the Three
              Months Ended June 30, 2006 and 2005                       2

             Consolidated Statements of Shareholders' Equity and
              Comprehensive Income at June 30, 2005 and 2006            3

             Consolidated Statements of Cash Flows for the Three
              Months Ended June 30, 2006 and 2005                       4

             Notes to Consolidated Financial Statements                 6

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         12

Item 3.   Quantitative and Qualitative Disclosures About Market
           Risk                                                        20

Item 4.   Controls and Procedures                                      20

------------------------------------------------------------------------------
PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                            21

Item 2.   Unregistered Sales of Equity Securities and
           Use of Proceeds                                             21

Item 3.   Defaults Upon Senior Securities                              21

Item 4.   Submission of matters to a Vote of Security Holders          21

Item 5.   Other Information                                            21

Item 6.   Exhibits                                                     21

          Signatures                                                   22

------------------------------------------------------------------------------



                                SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

Part I.  Financial Information

Item 1.  Financial Statements

                       Security Federal Corporation and Subsidiaries
                              Consolidated Balance Sheets


                                              June 30, 2006     March 31, 2006
                                           ------------------  ---------------
Assets:                                        (Unaudited)           (Audited)
 Cash And Cash Equivalents                   $ 11,078,009        $ 14,351,208
 Investment And Mortgage-Backed
  Securities:
   Available For Sale:
    (Amortized cost of $163,391,871 at
    June 30, 2006 and $166,808,236 at
    March 31, 2006)                           158,731,338         163,445,066

   Held To Maturity: (Fair value of
    $69,623,220 at June 30, 2006 and
    $73,084,450 at March 31, 2006)             71,987,413          74,987,805
                                            -------------       -------------
 Total Investment And Mortgage-Backed
  Securities                                  230,718,751         238,432,871
                                            -------------       -------------
 Loans Receivable, Net:
  Held For Sale                                 2,476,068           1,320,644
  Held For Investment: (Net of allowance
   of $6,853,908 at June 30, 2006 and
   $6,704,734 at March 31, 2006)              395,359,383         373,788,432
                                            -------------       -------------
 Total Loans Receivable, Net                  397,835,451         375,109,076
                                            -------------       -------------
 Accrued Interest Receivable:
  Loans                                         1,238,672           1,096,014
  Mortgage-Backed Securities                      499,662             508,432
  Investments                                     892,910             945,620
 Premises And Equipment, Net                   12,272,082          11,662,976
 Federal Home Loan Bank Stock, At Cost          7,763,900           7,149,800
 Bank Owned Life Insurance                      5,597,509           5,000,001
 Repossessed Assets Acquired In
  Settlement Of Loans                              20,000              91,022
 Other Assets                                   7,705,728           4,330,795
                                            -------------       -------------
Total Assets                                $ 675,622,674       $ 658,677,815
                                            =============       =============
Liabilities And Shareholders' Equity
Liabilities:
 Deposit Accounts                           $ 480,647,530       $ 479,229,339
 Advances From Federal Home Loan Bank         144,585,523         131,363,000
 Other Borrowed Money                           6,864,849           7,289,773
 Advance Payments By Borrowers For Taxes
  And Insurance                                   674,298             501,998
 Mandatorily Redeemable Financial
  Instrument                                    1,440,270                   -
 Other Liabilities                              3,528,277           2,691,946
                                            -------------       -------------
Total Liabilities                           $ 637,740,747       $ 621,076,056
                                            -------------       -------------
Shareholders' Equity:
 Serial Preferred Stock, $.01 Par Value;
  Authorized Shares - 200,000; Issued
  And Outstanding Shares - None             $           -       $          -

 Common Stock, $.01 Par Value; Authorized
  Shares - 5,000,000; Issued - 2,613,629
  And Outstanding Shares - 2,602,317 At
  June 30, 2006 And 2,558,234 And 2,537,378
  At March 31, 2006                                25,582             25,582
 Additional Paid-In Capital                     4,404,110          4,404,110
 Treasury Stock, (At Cost, 11,312 shares)        (238,656)          (238,656)
 Indirect Guarantee Of Employee Stock
  Ownership Trust Debt                                  -           (215,503)
 Accumulated Other Comprehensive Loss          (2,891,401)        (2,086,509)
 Retained Earnings, Substantially Restricted   36,582,292         35,712,735
                                            -------------      -------------
Total Shareholders' Equity                  $  37,881,927      $  37,601,759
                                            -------------      -------------
Total Liabilities And Shareholders'
 Equity                                     $ 675,622,674      $ 658,677,815
                                            =============      =============

         See accompanying notes to consolidated financial statements.

                  Security Federal Corporation and Subsidiaries
                  Consolidated Statements of Income (Unaudited)

                                              Three Months Ended June 30,
                                            ------------------------------
                                                  2006             2005
                                             ------------     ------------
Interest Income:
 Loans                                        $ 7,020,675      $ 5,185,122
 Mortgage-Backed Securities                     1,443,350        1,393,287
 Investment Securities                          1,146,342          819,557
 Other                                             14,483           14,227
                                              -----------     ------------
Total Interest Income                           9,624,850        7,412,193
                                              -----------     ------------
Interest Expense:
 NOW And Money Market Accounts                  1,581,170        1,253,183
 Passbook Accounts                                 41,876           44,199
 Certificate Accounts                           2,155,401        1,212,583
 Advances And Other Borrowed Money              1,435,727          979,237
                                              -----------     ------------
Total Interest Expense                          5,214,174        3,489,202
                                              -----------     ------------

Net Interest Income                             4,410,676        3,922,991
 Provision For Loan Losses                        150,000          165,000
                                              -----------     ------------
 Net Interest Income After Provision For
  Loan Losses                                   4,260,676        3,757,991
                                              -----------     ------------
Non-Interest Income:
 Net Gain On Sale Of Investments                        -           17,540
 Gain On Sale Of Loans                            113,255          135,310
 Service Fees On Deposit Accounts                 277,868          283,197
 Income from cash value of life insurance          56,508                -
 Other                                            304,363          254,328
                                              -----------     ------------
Total Other Income                                751,994          690,375
                                              -----------     ------------
Non-Interest Expense:
 Salaries And Employee Benefits                 2,125,369        1,760,947
 Occupancy                                        317,595          311,847
 Advertising                                       74,649           25,469
 Depreciation And Maintenance Of Equipment        291,469          251,801
 FDIC Insurance Premiums                           14,142           14,519
 Other                                            620,080          631,541
                                              -----------     ------------
Total Non-Interest Expense                      3,443,304        2,996,124
                                              -----------     ------------

 Income Before Income Taxes                     1,569,366        1,452,242
 Provision For Income Taxes                       546,994          523,000
                                              -----------     ------------
Net Income                                    $ 1,022,372     $    929,242
                                              ===========     ============

Basic Net Income Per Common Share             $      0.40     $       0.37
                                              ===========     ============
Diluted Net Income Per Common Share           $      0.40     $       0.36
                                              ===========     ============
Cash Dividend Per Share On Common Stock       $      0.06     $       0.04
                                              ===========     ============
Basic Weighted Average Shares Outstanding       2,538,951        2,530,389
                                              ===========     ============
Diluted Weighted Average Shares Outstanding     2,564,893        2,556,205
                                              ===========     ============

      See accompanying notes to consolidated financial statements.

                       Security Federal Corporation and Subsidiaries

       Consolidated Statements of Shareholders' Equity and Comprehensive Income (Unaudited)

                                                                        Accumulated
                                                           Indirect       Other
                                    Additional             Guarantee     Comprehen-
                            Common   Paid-In   Treasury       of        sive Income  Retained
                             Stock   Capital    Stock      ESOP Debt      (Loss)     Earnings       Total
                           -------- ---------- --------    ----------    --------- -----------  -----------
Balance At March 31, 2005  $ 25,438 $ 4,181,804 $(165,089)  $(276,217)  $(961,504) $32,306,633  $35,111,065
Net Income                        -           -                     -           -      929,242      929,242
Other Comprehensive Income,
 Net Of Tax:
 Unrealized Holding Gains
  On Securities Available
  For Sale                        -           -          -          -     403,917            -      403,917
 Plus Reclassification
  Adjustments for Gains
  Included in Net Income          -           -          -          -      10,875            -       10,875
                                                                                                -----------
 Comprehensive Income             -           -          -          -           -            -    1,344,034
 Purchase of Treasury Stock
  At Cost, 1,200 Shares                            (25,800)                                        (25,800)
 Exercise Of Stock Options        6       9,996                                                     10,002
 Decrease In Indirect
  Guarantee Of ESOP Debt          -           -          -     60,714           -            -       60,714
 Cash Dividends                   -           -          -          -           -     (101,449)    (101,449)
                           --------  ----------  ---------  ---------   ---------  -----------  -----------
Balance At June 30, 2005   $ 25,444  $4,191,800  $(190,889) $(215,503)  $(546,712) $33,134,426  $36,398,566
                           ========  ==========  =========  =========   =========  ===========  ===========



                                                                        Accumulated
                                                           Indirect       Other
                                    Additional             Guarantee     Comprehen-
                            Common   Paid-In   Treasury       of        sive Income  Retained
                             Stock   Capital    Stock      ESOP Debt      (Loss)     Earnings       Total
                           -------- ---------- --------    ----------    --------- -----------  -----------
Balance At March 31, 2006  $ 25,582 $4,404,110 $(238,656) $(215,503)  $(2,086,509) $ 35,712,735 $37,601,759
Net Income                        -          -                    -             -     1,022,372   1,022,372
Other Comprehensive Income,
 Net Of Tax:
 Unrealized Holding Losses
  On Securities Available
  For Sale                        -          -         -          -      (804,892)            -    (804,892)
                                                                                                -----------
Comprehensive Income              -          -         -          -             -             -     217,480
Decrease In Indirect
 Guarantee Of ESOP Debt           -          -         -    215,503             -             -     215,503
Cash Dividends                    -          -         -          -             -      (152,815)   (152,815)
                           -------- ----------- ---------   -------  ------------   ----------- -----------
Balance At June 30, 2006   $ 25,582  $4,404,110 $(238,656)  $     -  $ (2,891,401)  $36,582,292 $37,881,927
                           ======== =========== =========   =======  ============   =========== ===========

                                   See accompanying notes to consolidated financial statements.

                                                                3

                  Security Federal Corporation and Subsidiaries

                Consolidated Statements of Cash Flows (Unaudited)

                                               Three Months Ended June 30,
                                             --------------------------------
                                                 2006                2005
                                              -----------        ------------

Cash Flows From Operating Activities:
Net Income                                     $ 1,022,372          $ 929,242
Adjustments To Reconcile Net Income To
 Net Cash (Used) Provided By
Operating Activities:
 Depreciation Expense                              232,989            241,003
 Discount Accretion And Premium Amortization       122,918            259,436
 Provisions For Losses On Loans And Real Estate    150,000            165,000
 Gain On Sale Of Loans                            (113,255)          (135,310)
 Gain On Sale Of Mortgage Backed Securities
  Available For Sale                                     -            (17,540)
 (Gain) Loss On Sale Of Real Estate                (48,678)            14,230
 Amortization Of Deferred Fees On Loans            (63,989)           (48,034)
 Proceeds From Sale Of Loans Held For Sale       6,154,987          8,285,951
 Origination Of Loans For Sale                  (7,197,156)        (6,622,045)
 (Increase) Decrease In Accrued Interest
  Receivable:
  Loans                                           (142,658)            (8,484)
  Mortgage-Backed Securities                         8,770             20,508
  Investments                                       52,710             90,377
 Increase In Advance Payments By Borrowers         172,300            180,196
 Other, Net                                       (390,544)           471,610
                                               -----------       ------------
 Net Cash (Used) Provided By Operating
  Activities                                       (39,234)         3,826,140
                                               -----------       ------------
Cash Flows From Investing Activities:
 Principal Repayments On Mortgage-Backed
  Securities Available For Sale                  9,666,628         12,417,076
 Principal Repayments On Mortgage-Backed
  Securities Held To Maturity                            -              5,230
 Purchase Of Investment Securities Available
  For Sale                                      (2,976,845)        (8,998,000)
 Purchase Of Mortgage-Backed Securities
  Available For Sale                            (4,614,465)        (5,596,261)
 Proceeds From Sale Of Mortgage-Backed
  Securites Available For Sale                           -          1,968,194
 Maturities Of Investment Securities
  Available For Sale                             1,218,707          2,190,338
 Maturities of Investment Securities
  Held To Maturity                               3,000,000                  -
 Purchase Of FHLB Stock                         (1,813,100)        (1,575,000)
 Redemption Of FHLB Stock                        1,199,000          1,449,000
 (Increase) Decrease In Loans To Customers     (21,656,962)       (18,529,421)
 Proceeds From Sale Of Repossessed Assets          119,700             16,384
 Purchase And Improvement Of Premises And
  Equipment                                       (842,095)          (335,492)
 Purchase Of Bank Owned Life Insurance            (597,508)                 -
                                               -----------       ------------
Net Cash Used By Investing Activities          (17,296,940)       (16,987,952)
                                               -----------       ------------
Cash Flows From Financing Activities:
 Increase In Deposit Accounts                    1,418,191         10,917,946
 Proceeds From FHLB Advances                    77,845,000         48,195,000
 Repayment Of FHLB Advances                    (64,622,477)       (45,270,000)
 Net Proceeds Of Other Borrowings                 (424,924)           892,086
 Dividends To Shareholders                        (152,815)          (101,449)
 Purchase Of Treasury Stock                              -            (25,800)
 Proceeds From Exercise of Stock Options                 -             10,002
                                               -----------       ------------
Net Cash Provided By Financing Activities       14,062,975         14,617,785
                                               -----------       ------------
                                                                   (Continued)

                  Security Federal Corporation and Subsidiaries
           Consolidated Statements of Cash Flows (Unaudited) Continued


                                                Three Months Ended June 30,
                                            ---------------------------------
                                                 2006                2005
                                            ------------          -----------
Net (Decrease) Increase In Cash And
 Cash Equivalents                             (3,273,199)           1,455,973
Cash And Cash Equivalents At Beginning
 Of Period                                    14,351,208            7,916,488\
                                            ------------          -----------
Cash And Cash Equivalents At End Of Period  $ 11,078,009          $ 9,372,461
                                            ============          ===========
Supplemental Disclosure Of Cash Flows
 Information:
Cash Paid During The Period For Interest    $  5,109,698          $ 3,442,441

Cash Paid During The Period For Income
 Taxes                                      $          -          $    51,195
Additions To Repossessed Assets Acquired
 Through Foreclosure                        $          -          $    54,614
Decrease (Increase) In Unrealized Net
 Gain On Securities Available For Sale,
 Net Of Taxes                               $   (804,892)         $   414,792
Issuance Of A Mandatorily Redeemable
 Financial Instrument Through The
 Issuance Of Common Stock                   $  1,440,270                    -

            See accompanying notes to consolidated financial statements.

                Security Federal Corporation and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in Security Federal Corporation's
(the "Company") 2006 Annual Report to Shareholders when reviewing interim financial statements. The results of operations for the three-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year. This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, changes in interest rates, the demand for loans, the regulatory environment, general economic conditions and inflation, and the securities markets. Management cautions readers of this Form 10-Q not to place undue reliance on the forward-looking statements contained herein.

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

3. Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the audited consolidated financial statements at March 31, 2006 included in our 2006 Annual Report to Stockholders, which was filed as an exhibit to our Annual Report on Form 10-K for the year ended March 31, 2006. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

                 Security Federal Corporation and Subsidiaries
       Notes to Consolidated Financial Statements (Unaudited), Continued

3. Critical Accounting Policies, continued

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

4. Acquistion

On June 30, 2006, the Company completed the acquisition of the insurance and premium finance businesses of Collier-Jennings Financial Corporation and it subsidiaries Collier-Jennings, Inc., The Auto Insurance Store, Inc., and Collier-Jennings Premium Pay Plans, Inc (the "Collier-Jennings Companies"). The purpose of the acquisition was to expand the insurance services and increase non-interest income. The shareholder of the Collier-Jennings Companies received $180,000 in cash and approximately 55,000 shares of the Company's common stock valued at $26 per share for an approximate purchase price of $1,620,270. The Company will release the shares to the shareholder of the Collier-Jennings Companies over a three-year period. The stock is mandatorily redeemable by the shareholder of Collier-Jennings Companies at his option in cumulative increments of 20% per year for a five- year period at the greater of $26 per share or one and one-half times the book value of the Company's stock.

5. Earnings Per Share

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

5. Earnings Per Share, Continued

The following table provides a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                       For the Quarter Ended
                           ----------------------------------------------
                                           June 30, 2006
                           ----------------------------------------------
                              Income
                           (Numerator)         Shares
                              Amount       (Denominator)        Per Share
                           ----------      -------------        ---------

Basic EPS                 $ 1,022,372        2,538,951          $   0.400
Effect of Diluted
 Securities:
 Stock Options                      -           17,971                  -
 ESOP                               -            7,971                  -
                          -----------       ----------          ---------
Diluted EPS               $ 1,022,372        2,564,893          $   0.400
                          ===========       ==========          =========

                                       For the Quarter Ended
                           ----------------------------------------------
                                           June 30, 2005
                           ----------------------------------------------
                              Income
                           (Numerator)         Shares
                              Amount       (Denominator)        Per Share
                           ----------      -------------        ---------

Basic EPS                   $ 929,242        2,530,389          $   0.370
Effect of Diluted
 Securities:
 Stock Options                      -           20,227             (0.008)
 ESOP                               -            5,589             (0.002)

                            ---------        ---------          ---------
Diluted EPS                 $ 929,242        2,556,205          $   0.360
                            =========        =========          =========

6. Stock-Based Compensation

On April 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under its stock option plans. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) ("APB 25"). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company's stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

In adopting SFAS No. 123, the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                 Security Federal Corporation and Subsidiaries
        Notes to Consolidated Financial Statements (Unaudited), Continued

6. Stock-Based Compensation, Continued

                                                 Three Months Ended June 30,
                                             --------------------------------
                                                 2006                2005
                                              -----------        ------------
Net income as reported                        $ 1,022,372        $   929,242
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects                              -                  -
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                     -            (30,570)
                                              -----------        -----------
Pro forma net income including stock-based
compensation cost based on fair-value method  $ 1,022,372        $   898,672
                                              ===========        ===========
Earnings per share:

 Basic - as reported                          $      0.40        $      0.37
                                              ===========        ===========
 Basic - pro forma                            $      0.40        $      0.36
                                              ===========        ===========

 Diluted - as reported                        $      0.40        $      0.36
                                              ===========        ===========
 Diluted - pro forma                          $      0.40        $      0.35
                                              ===========        ===========

The following is a summary of the activity under the Company's incentive stock option plan for the quarter ended June 30, 2006.

                                          Three
                                          Months
                                        Ended June
                                         30,2006
                                 ----------------------
                                              Weighted
                                              Average
                                              Exercise
                                   Shares      Price
                                 ----------------------
Balance, Beginning of Year         118,046    $ 19.50
 Options granted                         -          -
 Options exercised                       -          -
 Options forfeited                       -          -
                                 ---------
Balance, March 31                  118,046    $ 19.50
                                 =========
Options Exercisable                118,046    $ 19.50
                                 =========
Options Available For Grant         13,750
                                 =========

                    Security Federal Corporation and Subsidiaries
          Notes to Consolidated Financial Statements (Unaudited), Continued

6. Stock-Based Compensation, Continued

At June 30, 2006, the Company had the following options outstanding:


                     Outstanding
   Grant Date          Options         Option Price      Expiration Date
 ----------------  ----------------  ----------------   ----------------
     1/07/97            1,546            $5.33         12/31/05 to 12/31/06

    10/19/99           51,000           $16.67          9/30/05 to 9/30/09

     1/16/03            1,500           $22.39               12/31/12

      9/1/03            3,000           $24.00                8/31/13

     12/1/03            3,000           $23.65               11/30/13

     1/01/04            8,500           $24.22               12/31/13

      3/8/04           13,000           $21.43                2/28/14

      6/7/04            2,000           $24.00                5/31/14

      1/1/05           26,000           $20.55               12/31/14

      1/1/05            2,000           $22.61               12/31/15

      1/1/06            6,500           $22.91               12/31/16


7. Accounting and Reporting Changes

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

                 Security Federal Corporation and Subsidiaries
        Notes to Consolidated Financial Statements (Unaudited), Continued

7. Accounting and Reporting Changes, Continued

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140." This Statement amends FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

8. Securities

Investment And Mortgage-Backed Securities, Available For Sale
--------------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

                                          Gross        Gross
June 30, 2006             Amortized     Unrealized   Unrealized
------------------          Cost          Gains        Losses     Fair Value
                        ------------   ----------   ----------   -----------
US Government and
 Agency Obligations     $ 30,229,301    $      -    $  579,950  $ 29,649,351
Mortgage-Backed
 Securities              133,059,632      50,935     4,131,330   128,979,237
Equity Securities            102,938           -           188       102,750
                        ------------    --------    ----------  ------------
Total                   $163,391,871    $ 50,935    $4,711,468  $158,731,338
                        ============    ========    ==========  ============

March 31, 2006
--------------

US Government and
 Agency Obligations     $ 28,466,546    $      -    $  311,234  $ 28,155,312
Mortgage-Backed
 Securities              138,238,752     126,648     3,178,584   135,186,816
Equity Securities            102,938           -             -       102,938
                        ------------    --------    ----------  ------------
Total                   $166,808,236    $126,648    $3,489,818  $163,445,066
                        ============    ========    ==========  ============

                 Security Federal Corporation and Subsidiaries
        Notes to Consolidated Financial Statements (Unaudited), Continued


8.Securities, Continued

Investment and Mortgage-Backed Securities, Held to Maturity
-----------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

                                          Gross        Gross
June 30, 2006             Amortized     Unrealized   Unrealized
------------------          Cost          Gains        Losses     Fair Value
                        ------------   ----------   ----------   -----------
US Government and
 Agency Obligations     $ 71,987,413    $      -    $2,364,193   $ 69,623,220
                        ============    =========   ==========   ============

March 31, 2006
------------------
                        ------------    ---------   ----------   ------------
US Government and
 Agency Obligations     $ 74,987,805    $       -   $1,903,355   $ 73,084,450
                        ============    =========   ==========   ============

9. Loans Receivable, Net

Loans receivable, net, at June 30, 2006 and March 31, 2006 consisted of the following:

                                         June 30, 2006      March 31, 2006
                                     -----------------   -----------------
  Residential Real Estate                $ 124,288,489       $ 122,026,298
  Consumer                                  60,350,671          58,612,669
  Commercial Business & Real Estate        225,358,542         209,214,332
  Loans Held For Sale                        2,476,068           1,320,644
                                     -----------------   -----------------
                                           412,473,770         391,173,943
                                     -----------------   -----------------
Less:
  Allowance For Possible Loan Loss           6,853,908           6,704,734
  Loans In Process                           7,512,708           9,185,133
  Deferred Loan Fees                           271,703             175,000
                                     -----------------   -----------------
                                            14,638,319          16,064,867
                                     -----------------   -----------------
                                         $ 397,835,451       $ 375,109,076
                                     =================   =================

                 Security Federal Corporation and Subsidiaries
     Item 2. Management's Discussion and Analysis of Financial Condition and
                           Results of Operations

Safe Harbor Statement

Certain matters in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide range of factors including, but not limited to, the general business environment, interest rates, the South Carolina real estate market, the demand for loans, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other risks detailed in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Forward-looking statements are effective only as of the date that they are made and the Company assumes no obligation to update this information

Comparison Of Financial Condition At June 30, 2006 and March 31, 2006

General - Total assets increased $16.9 million or 2.6% to $675.6 million at June 30, 2006 from $658.7 million at March 31, 2006. The primary reason for the growth in total assets was a $22.7 million or 6.1% increase in net loans receivable to $397.8 million. For the quarter ending June 30, 2006, the demand for loans was funded with decreased investments and mortgage-backed securities, available for sale of $4.7 million or 2.9% and investments and mortgage-backed securities, held to maturity of $3.0 million or 4.0% and increased deposits of $1.4 million and advances from the Federal Home Loan Bank ("FHLB") of $13.2 million or 10.1%.

Assets - The increases and decreases in total assets were primarily concentrated in the following asset categories:

                                                          Increase (Decrease)
                                                       -----------------------
                     June 30, 2006    March 31, 2006     Amount       Percent
                     -------------    --------------   ----------    ---------
Cash And Cash
 Equivalents         $ 11,078,009      $ 14,351,208   $ (3,273,199)   (22.8)%
Investment And
   Mortgage-Backed
   Securities -
   Available For
   Sale               158,731,338       163,445,066     (4,713,728)    (2.9)
Investment And
   Mortgage-Backed
   Securities-Held -
   To Maturity         71,987,413        74,987,805     (3,000,392)    (4.0)
Loan Receivable, Net  397,835,451       375,109,076     22,726,375      6.1
Premises And
 Equipment, Net        12,272,082        11,662,976        609,106      5.2
FHLB Stock, At Cost     7,763,900         7,149,800        614,100      8.6
Bank Owned Life
 Insurance              5,597,509         5,000,001        597,508     12.0
Other Assets            7,705,728         4,330,795      3,374,933     77.9


Cash and cash equivalents decreased $3.3 million to $11.1 million at June 30, 2006 from $14.4 million at March 31, 2006. The reason for the decrease is that the Company used cash and cash equivalents to fund loans.
Investments and mortgage-backed securities decreased $7.7 million or 3.2% to $230.7 million at June 30, 2006 from $238.4 million at March 31, 2006. The decrease in investments and mortgage-backed securities is attributable to paydowns on mortgage-backed securities, calls and maturities on investments, and a decrease in market value on mortgage-backed securities and investments, offset partially by purchases of mortgage-backed securities and investments.

                  Security Federal Corporation and Subsidiaries
     Item 2. Management's Discussion and Analysis of Financial Condition and
                           Results of Operations

Loans receivable, net increased $22.7 million or 6.1% to $397.8 million at June 30, 2006 from $375.1 million at March 31, 2006. Residential real estate loans increased $2.3 million to $124.3 million at June 30, 2006 from $122.0 million at March 31, 2006. Consumer loans increased $1.8 million to $60.4 million at June 30, 2006 from $58.6 at March 31, 2006. The increase in consumer loans is attributable to a special rate promotion that is being advertised in print media. Commercial business and real estate loans increased $16.2 million to $225.4 million at June 30, 2006 from $209.2 million at March 31, 2006. The increase in commercial loans is attributable to the Company's continued focus on originating this type of loan. Loans held for sale increased $1.2 million to $2.5 million at June 30, 2006 from $1.3 million at March 31, 2006.

Premises and equipment, net increased $609,000 to $12.3 million at June 30, 2006 from $11.7 million at March 31, 2006. The majority of the increase is for furniture and equipment.

FHLB stock, at cost increased $614,000 to $7.8 million at June 30, 2006 from $7.2 million at March 31, 2006. The increase is attributable to a FHLB requirement that the Company maintain stock equal to 0.20% of total assets at December 31, 2005 plus a transaction component, which equals 4.5% of outstanding advances (borrowings) from the FHLB of Atlanta.

Bank Owned Life Insurance increased $598,000 to $5.6 million at June 30, 2006 from $5.0 million at March 31, 2006. The Company purchased additional life insurance during the quarter ending June 30, 2006 to provide key man life insurance for additional officers.

Other assets increased $3.4 million to $7.7 million at June 30, 2006 from $4.3 million at March 31, 2006. The majority of the increase is the result of the acquisition of the Collier-Jennings Companies. Accounts receivable, intangible assets and goodwill associated with the acquisition of the Collier-Jennings Companies are included in other assets.

Liabilities

Deposit Accounts
                                                                Balance
                                                         --------------------
                     June 30, 2006      March 31, 2006    Increase (Decrease)
                  ------------------- ------------------ --------------------
                             Weighted           Weighted
                   Balance     Rate    Balance     Rate     Amount    Percent
                  -----------  ----  ------------  ----  ------------ -------
Demand Accounts:
Checking         $ 98,678,589  0.98% $105,347,713  0.97% $(6,669,124)   (6.3)%
Money Market      148,885,581  3.83   151,494,548  3.50   (2,608,967)   (1.7)
Regular Savings    17,001,856  0.98    17,795,109  0.98     (793,253)   (4.5)
                 ------------  ----  ------------  ----   ----------  ------
Total             264,566,026  2.58   274,637,370  2.36  (10,071,344)   (3.7)
                 ------------  ----  ------------  ----   ----------  ------
Certificate Accounts
0.00 - 1.99%                -              59,797            (59,797) (100.0)
2.00 - 2.99%       17,970,170          26,836,415         (8,866,245)  (33.0)
3.00 - 3.99%       52,830,050          72,831,817        (20,001,767)  (27.5)
4.00 - 4.99%      114,493,335          94,240,989         20,252,346    21.5
5.00 - 5.99%       30,787,949          10,622,951         20,164,998   189.8
                 ------------  ----  ------------  ----   ----------  ------
Total             216,081,504  4.28   204,591,969  3.98   11,489,535     5.6
                 ------------  ----  ------------  ----   ----------  ------
Total Deposits   $480,647,530  3.35% $479,229,339  3.05%  $1,418,191     0.3%
                 ============  ====  ============  ====   ==========  ======

                   Security Federal Corporation and Subsidiaries
   Item 2. Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

Advances From FHLB   FHLB advances are summarized by year of maturity and
weighted average interest rate in the table below:
                                                               Balance
                                                         --------------------
                     June 30, 2006      March 31, 2006    Increase (Decrease)
                  ------------------- ------------------ --------------------
Fiscal Year Due:   Balance     Rate    Balance     Rate     Balance   Percent
                  -----------  ----  ------------  ----  ------------ -------

2007               26,225,000  4.43%   18,000,000  2.83%  $8,225,000   45.69%
2008                5,000,000  3.09     5,000,000  3.09            -       -
2009               20,000,000  3.28    20,000,000  3.28            -       -
2010                5,000,000  3.09     5,000,000  3.09            -       -
2011               15,000,000  4.61    20,000,000  4.37   (5,000,000) (25.00)
Thereafter         73,360,523  4.15    63,363,000  4.04    9,997,523   15.78
                 ------------ -----  ------------ -----  -----------  ------
Total Advances   $144,585,523  4.06% $131,363,000  3.74% $13,222,523   10.07%
                 ============ =====  ============ =====  ===========  ======

These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank's portfolio of residential firs mortgage loans and investment securities with approximate amortized cost and fair value of $81.3 million and $78.8 million at June 30, 2006. Advances are subject to prepayment penalties.

The following table shows callable FHLB advances as of the dates indicated. These advances are also included in the above table. All callable advances are callable at the option of the FHLB. If an advance is called, the Bank has the option to payoff the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

                                         As of June 30, 2006
------------------------------------------------------------------------------------------------------------
Borrow Date       Maturity Date     Amount    Int. Rate    Type          Call Dates
------------     ---------------   ---------  -----------  ---------     ---------------------------------
11/07/02            11/07/12      $5,000,000     3.354%    1 Time Call    11/07/07
10/24/03            10/24/08      10,000,000     2.705     Multi-Call     10/24/06 and quarterly thereafter
02/20/04            02/20/14       5,000,000     3.225     1 Time Call    02/20/09
04/16/04            04/16/14       3,000,000     3.330     1 Time Call    04/16/08
09/16/04            09/16/09       5,000,000     3.090     1 Time Call    09/17/07
06/24/05            06/24/15       5,000,000     3.710     1 Time Call    06/24/10
07/22/05            07/22/15       5,000,000     3.790     1 Time Call    07/22/08
10/21/05            10/21/10       5,000,000     4.325     1 Time Call    10/23/06
11/10/05            11/10/15       5,000,000     4.400     1 Time Call    11/10/09
11/23/05            11/23/15       5,000,000     3.933     Multi-Call     11/23/07 and quarterly thereafter
11/29/05            11/29/13       5,000,000     4.320     1 Time Call    05/29/09
12/14/05            12/14/11       5,000,000     4.640     1 Time Call    09/14/09
01/12/06            01/12/16       5,000,000     4.450     1 Time Call    01/12/11
03/01/06            03/03/14       5,000,000     4.720     1 Time Call    03/03/10
03/24/06            03/24/16       5,000,000     4.120     Multi-Call     03/26/07 and quarterly thereafter
03/24/06            03/25/13       5,000,000     4.580     1 Time Call    03/25/08
04/21/06            04/22/13       5,000,000     4.530     Multi-Call     04/23/07 and quarterly thereafter
06/02/06            06/02/16       5,000,000     5.16%     1 Time Call    06/02/11



                       Security Federal Corporation and Subsidiaries
    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                                        As of March 31, 2006
------------------------------------------------------------------------------------------------------------
Borrow Date       Maturity Date     Amount    Int. Rate     Type         Call Dates
------------     ---------------   ---------  ----------    ---------    ---------------------------------
11/07/02             11/07/12      $5,000,000    3.354%     1 Time Call   11/07/07
10/24/03             10/24/08      10,000,000    2.705      Multi-Call    10/24/06 and quarterly thereafter
02/20/04             02/20/14       5,000,000    3.225      1 Time Call   02/20/09
04/16/04             04/16/14       3,000,000    3.330      1 Time Call   04/16/08
09/16/04             09/16/09       5,000,000    3.090      1 Time Call   09/17/07
06/24/05             06/24/15       5,000,000    3.710      1 Time Call   06/24/10
06/24/05             06/24/10       5,000,000    4.092      1 Time Call   06/24/06
07/22/05             07/22/15       5,000,000    3.790      1 Time Call   07/22/08
10/21/05             10/21/10       5,000,000    3.864      1 Time Call   10/23/06
11/10/05             11/10/15       5,000,000    4.400      1 Time Call   11/10/09
11/23/05             11/23/15       5,000,000    3.933      Multi-Call    11/23/07 and quarterly thereafter
11/29/05             11/29/13       5,000,000    4.320      1 Time Call   05/29/09
12/14/05             12/14/11       5,000,000    4.640      1 Time Call   09/14/09
01/12/06             01/12/16       5,000,000    4.450      1 Time Call   01/12/11
03/24/06             03/24/16       5,000,000    4.120      Multi-Call    03/26/07 and quarterly thereafter
03/24/06             03/25/13       5,000,000    4.580      1 Time Call   03/25/08
03/01/06             03/03/14       5,000,000    4.720%     1 Time Call   03/03/10




Mandatorily Redeemable Financial Instrument   On June 30, 2006, the Company
recorded a $1.4 million mandatorily redeemable financial instrument as a result of the acquisition of the Collier-Jennings Companies. See Note 4, "Acquisition". The shareholder of Collier-Jennings Companies received cash and issued stock to settle the acquisition. The Company will release the shares to the shareholder of Collier-Jennings Companies over a three-year period. The stock is mandatorily redeemable by the shareholder of Collier-Jennings Companies in cumulative increments of 20% per year for a five-year period at the greater of $26 per share or one and one-half times the book value of the Company's stock.

Equity - Shareholders' equity increased $280,000 or 1.0% to $37.9 million at June 30, 2006 from $37.6 million at March 31, 2006. The employee stock ownership trust of the Company paid $216,000 of principal on the employee stock ownership plan loan during the three-month period. Accumulated Other Comprehensive Loss, net of tax, increased $805,000 to $2.9 million during the three months ended June 30, 2006. The Company's net income for the three-month period was $1.0 million. The Board of Directors of the Company declared the 62nd consecutive quarterly dividend, which was $.06 per share, in April 2006, which totaled $153,000. Book value per share was $14.56 at June 30, 2006 compared to $14.82 at March 31, 2006.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
---------------------------------------------------------------------------

Net Income - Net income increased $93,000 or 10.0% to $1.0 million for the three months ended June 30, 2006 compared to $929,000 for the three months ended June 30, 2005. The primary reason for the increased earnings was an increase in net interest income and non-interest income offset partially by an increase in non-interest expenses.

Net Interest Income - Net interest income increased $488,000 or 12.4% to $4.4 million during the three months ended June 30, 2006, compared to $3.9 million for the same period in 2005, as a result of an increase in interest income offset in part by an increase in interest expense. Average interest earning assets increased $59.3 million to $635.4 million while average interest-bearing liabilities increased $61.1 million to $587.3 million. The interest rate spread increased one basis point to 2.51% during the three months ended June 30, 2006 compared to the same period in 2005. The Company's net interest margin increased 2 basis points to 2.78% for the quarter ended June 30, 2006 from 2.76% for the same quarter last year. The increase in net interest margin is primarily attributable to loan growth. Interest Income - Total interest income increased $2.2 million or 29.9% to $9.6 million during the three months ended June 30, 2006 from $7.4 million for the same period in 2005. Total interest income on loans increased $1.8 million or 35.4% to $7.0 million during the three months ended June 30, 2006 as a result of the average loan portfolio balance increasing $60.1 million and the yield in the loan portfolio increasing 90 basis points. Interest income from mortgage-backed securities increased $50,000 or 3.6% as a result of an increase in the yield in the mortgage-backed portfolio despite a decrease in the average balance of the portfolio of $17.7 million. Interest income from investment securities increased $327,000 or 39.9% as a result of an increase in the yield and average balance of the investment securities portfolio.

                Security Federal Corporation and Subsidiaries
     Item 2. Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended June 30, 2006 and 2005:
                                   Three Months Ended June 30,
                  ----------------------------------------------------------
                            2006                 2005
                  -------------------  -------------------
                                                               Increase/
                                                               (Decrease)
                                                             In Interest And
                    Average               Average           Dividend Income
                    Balance    Yield      Balance    Yield      From 2005
                  -----------  -----   -----------   -----  ----------------
Loans Receivable,
 Net              $384,991,473  7.29%  $324,841,826   6.39%   $ 1,835,553
Mortgage-Backed
 Securities        136,802,790  4.22    154,508,432   3.61         50,063
Investments        112,271,060  4.08     94,738,838   3.46        326,785
Overnight Time       1,302,992  4.45      1,932,020   2.95            256
                  ------------  ----   ------------  -----    -----------
Total Interest-
 Earning Assets   $635,368,315  6.06%  $576,021,116   5.15%   $ 2,212,657
                  ============  ====   ============  =====    ===========

Interest Expense - Total interest expense increased $1.7 million or 49.4% to $5.2 million during the three months ended June 30, 2006 compared to $3.5 million for the same period one-year earlier. The increase in total interest expense is attributable to the increases in short-term interest rates, interest-bearing deposits, and borrowings. Interest expense on deposits increased $1.3 million or 50.5% during the period as average interest bearing deposits grew $30.1 million compared to the average balance in the three months ended June 30, 2005 while the cost of deposits increased 98 basis points. Interest expense on advances and other borrowings increased $456,000 or 46.6% as the cost of debt outstanding increased 53 basis points during the 2006 period compared to 2005 while average total borrowings outstanding increased approximately $31.0 million.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended June 30, 2006 and 2005:

                                   Three Months Ended June 30,
                  ----------------------------------------------------------
                            2006                 2005
                  -------------------  -------------------
                                                               Increase/
                                                               (Decrease)
                                                             In Interest And
                    Average               Average           Dividend Income
                    Balance    Yield      Balance    Yield      From 2005
                  -----------  -----   -----------   -----  ----------------
Now And Money
 Market Accounts  $214,426,429  2.95%  $231,490,912   2.17%  $    327,987
Passbook Accounts   17,132,517  0.98     18,090,035   0.98         (2,323)
Certificates
 Accounts          210,361,963  4.10    162,230,838   2.99        942,818
FHLB Advances And
 Other Borrowed
 Money             145,409,127  3.95    114,404,114   3.42        456,490
                  ------------ -----    -----------  -----    -----------
Total Interest-
  Bearing
  Liabilities     $587,330,036  3.55%   $526,215,899  2.65%   $ 1,724,972
                  ============  ====    ============  ====    ===========


Provision for Loan Losses - The amount of the provision is determined by management's on-going monthly analysis of the loan portfolio. Management uses three methods to measure the estimate of the adequacy of the allowance for loan losses. These methods incorporate percentage of classified loans, five-year averages of historical loan losses in each loan category and current economic trends, and the assignment of percentage targets of reserves in each loan category. Management has used all three methods for the past seven fiscal years.

The Bank's provision for loan losses was $150,000 during the three months ended June 30, 2006 compared to $165,000 for the quarter ended June 30, 2005. The $15,000 or 9.1% decrease reflects the Company's current credit quality and reduction in classified assets, impaired loans and net charge-offs. The following table details selected activity associated with the allowance for loan losses for the three months ended June 30, 2006 and 2005:

                  Security Federal Corporation and Subsidiaries
     Item 2. Management's Discussion and Analysis of Financial Condition and
                            Results of Operations


                                             June 30, 2006     June 30, 2005
                                           ----------------  -----------------
Beginning Balance                           $   6,704,734     $    6,284,055
 Provision                                        150,000            165,000
 Charge-offs                                      (29,619)           (29,904)
 Recoveries                                        28,793              9,749
                                            -------------     --------------
Ending Balance                              $   6,853,908     $    6,428,900
                                            =============     ==============

Allowance For Loan Losses As A
 Percentage Of Gross Loans Receivable
 And Loans Held For Sale At The End Of
 The Period                                          1.69%              1.89%
Allowance For Loan Losses As A
 Percentage Of Impaired Loans At The
 End Of The Period                                 508.93%            738.95%
Impaired Loans                                  1,346,727            870,000
Nonaccrual Loans And 90 Days Or More
 Past Due Loans As A Percentage Of Loans
 Receivable And Loans Held For Sale At The
 End Of The Period                                   0.27%              0.49%
Loans Receivable, Net                        $397,835,451       $375,109,076


Non-Interest Income - Non-interest income increased $62,000 or 8.9% to $752,000 for the three months ended June 30, 2006 from $690,000 for the same period one year ago. The following table provides a detailed analysis of the changes in the components of non-interest income:

                                     Three Months           Increase/
                                    Ended June 30,         (Decrease)
                                  ------------------  -----------------------
                                    2006       2005   Amounts       Percent
                                  --------    ------  ---------    ----------
Gain On Sale Of Investments      $      -   $ 17,540  $(17,540)    (100.0)%
Gain On Sale Of Loans             113,255    135,310   (22,055)     (16.3)
Service Fees On Deposit
 Accounts                         277,868    283,197    (5,329)      (1.9)
Income from cash value of
 life insurance                    56,508          -    56,508      100.0
Other                             304,363    254,328    50,035       19.7
                                 --------   --------   -------      -----
Total non-interest income        $751,994   $690,375   $61,619        8.9%
                                 ========   ========   =======      =====

Income from cash value of life insurance was $57,000 for the three months ended June 30, 2006 compared no income for the same period one year ago. This increase is the result of the Company purchasing bank owned life insurance for certain officers of the Company. Other miscellaneous income including credit life insurance commissions, safe deposit rental income, annuity and stock brokerage commissions, trust fees, and other miscellaneous fees increased $50,000 to $304,000 during the three months ended June 30, 2006 compared to the same period one year ago.

Non-Interest Expense - Non-interest expense increased $447,000 or 14.9% to $3.4 million for the three months ended June 30, 2006 from $3.0 million for the same period one year ago. The following table provides a detailed analysis of the changes in the components of non-interest expense:

                                     Three Months            Increase/
                                    Ended June 30,          (Decrease)
                                  ------------------   -----------------------
                                    2006       2005     Amounts      Percent
                                  --------    ------   ---------   ----------
Salaries And Employee Benefits   $2,125,368 $1,760,947  $364,422      20.7%
Occupancy                           317,595    311,847     5,748       1.8
Advertising                          74,649     25,469    49,180     193.1
Depreciation And Maintenance
 Of Equipment                       291,469    251,801    39,668      15.8
FDIC Insurance Premiums              14,142     14,519      (377)     (2.6)
Other                               620,080    631,541   (11,461)     (1.8)
                                 ---------- ----------  --------    ------
Total Non-Interest Expenses      $1,569,366 $2,996,124   447,180      14.9%
                                 ========== ==========  ========    ======

                   Security Federal Corporation and Subsidiaries
   Item 2. Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

Salary and employee benefits increased $364,000 to $2.1 million for the three months ended June 30, 2006 from $1.8 million for the same period one year ago. The majority of the increase is the result of hiring additional staff to handle the Company's growth and increased regulatory reporting requirements. Advertising expense increased $49,000 to $74,000 for the three months ended June 30, 2006 from $25,000 for the same period one year ago. The increase is attributable to the Company using more print media advertising to attract deposits and consumer loans.

Provision For Income Taxes - Provision for income taxes increased $24,000 or 4.6% to $547,000 for the three months ended June 30, 2006 from $523,000 for the same period one year ago. Income before income taxes was $1.6 million for the three months ended June 30, 2006 compared to $1.5 million for the three months ended June 30, 2005. The Company's combined federal and state effective income tax rate for the current quarter was 34.9% compared to 36.0% for the same quarter one year ago.

Liquidity Commitments, Capital Resources , and Impact of Inflation and Changing Prices

Liquidity - The Company actively analyzes and manages the Bank's liquidity with the objective of maintaining an adequate level of liquidity and to ensure the availability of sufficient cash flows to support loan growth, fund deposit withdrawals, fund operations, and satisfy other financial commitments. See
the "Consolidated Statements of Cash Flows" contained in Item 1   Financial
Statements, herein.

The primary sources of funds are customer deposits, loan repayments, loan sales, maturing investment securities, and advances from the FHLB. The sources of funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage repayments are greatly influenced by the level of interest rates, economic conditions, and competition. Management believes that the Company's current liquidity position and its forecasted operating results are sufficient to fund all of its existing commitments.

During the three ended June 30, 2006 loan disbursements exceeded loan repayments resulting in a $22.7 million or 6.1% increase in total net loans receivable. During the three months ended June 30, 2006, d posits increased $1.4 million and FHLB advances increase $10.1 million. The Bank had $57.4 million in additional borrowing capacity at the FHLB at the end of the period. At June 30, 2006, the Bank had $179.8 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed.

Off-Balance Sheet Commitments - The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Collateral is not required to support commitments.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2006.





                                      After
                          After One   Three                Greater
                 Within    Through    Through               Than
(Dollars           One      Three     Twelve     Within     One
in thousands)     Month    Months     Months    One Year    Year     Total
                 ------    ------     ------    --------    ----     -----
Unused lines
 of credit      $ 1,709   $ 3,029    $ 38,199    42,937   $36,204  $79,141
Standby letters
 of credit           13         2         810       825       100      925
                -------   -------    --------   -------   -------  -------
Total           $ 1,722   $ 3,031    $ 39,009   $43,762   $36,304  $80,066
                =======   =======    ========   =======   =======  =======

                 Security Federal Corporation and Subsidiaries
   Item 2. Management's Discussion and Analysis of Financial Condition and
                       Results of Operations

Capital - Consistent with our objective to operate a sound and profitable financial institution, the Company has maintained and will continue to focus on maintaining a "well capitalized" rating from our regulatory authorities.
In addition, the Company is subject to certain capital requirements set by our regulatory agencies. At June 30, 2006, the Company exceeded all regulatory capital requirements.

The following table reconciles the Bank's stockholder's equity to its various regulatory capital positions:

                                      June 30, 2006           March 31, 2006
                                             (Dollars in Thousands)
                                      --------------------------------------
Bank's Stockholder's Equity                $ 37,605              $  37,387
Unrealized Loss (Gain) On
 Available For Sale Of Securities,
 Net Of Tax                                   2,891                  2,086
Reduction For Goodwill And Other
 Intangibles                                      -                      -
Tangible Capital                             40,496                 39,473
Qualifying Core Deposits And
 Intangible Assets                                -                      -
 Core Capital                                40,496                 39,473
Supplemental Capital                          5,317                  5,104
Assets Required To Be Deducted                  (22)                    (9)
                                           --------               --------
Risk-Based Capital                         $ 45,791               $ 44,568
                                           ========               ========

The following table compares the Bank's capital levels relative to the applicable regulatory requirements at June 30, 2006:

                                      (Dollars in Thousands)
                    ---------------------------------------------------------
                      Amt.       %      Actual     Actual    Excess    Excess
                    Required  Required    Amt.        %       Amt.        %
                    ---------------------------------------------------------

Tangible Capital    $ 13,466    2.0%    $ 40,496     5.99%   $ 27,030   3.99%
Tier 1 Leverage
 (Core) Capital       27,047    4.0%      40,496     5.99%     13,449   1.99%
Tier 1 Risk-Based
 (Core) Capital       17,014    4.0%      40,496     9.52%     23,482   5.52%
Total Risk-Based
 Capital              34,028    8.0%      45,791    10.77%     11,763   2.77%


Impact of Inflation and Changing Prices - The consolidated financial statements, related notes, and other financial information presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in relative purchasing power over time due to inflation. Unlike industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does inflation. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of changes in interest rates.

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

For the three month period ended June 30, 2006, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.51%. As of the year ended March 31, 2006, the interest rate spread was 2.48%. The interest rate
spread increased due to the growth of loan receivables.   Loan receivables
earn a higher yield than investment securities. However, if interest rates were to increase suddenly and significantly, the Bank's net interest income and net interest spread would be compressed.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 ("Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that at June 30, 2006 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is
(i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and
(ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls: In the quarter ended June 30, 2006, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Item 1A  Risk Factors
         ------------
         There have been no material changes in the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended March 31, 2006.

Item 2   Unregistered sales of Equity Securities and Use Of Proceeds
         -----------------------------------------------------------
         None. On May 17, 2005, the Company's Board of Directors authorized a 5% repurchase plan, or 126,000 shares of the Company's outstanding common stock. As of June 30, 2006, 1,635 shares have been repurchased under this program. The Company did not repurchase any shares of its outstanding Common Stock during the three months ended June 30, 2006.

Item 3   Defaults Upon Senior Securities
         -------------------------------
         None

Item 4   Submission Of Matters To A Vote Of Security Holders
         ---------------------------------------------------
         None

Item 5   Other Information
         -----------------
         None

Item 6   Exhibits
         --------
         3.1  Articles Of Incorporation, as amended (1)
         3.2  Bylaws (2)
         4    Instruments defining the rights of security holders, including indentures (3)
        10.1  Executive Compensation Plans and Arrangements
        10.2  1993 Salary Continuation Agreements (4)
        10.3  Amendment One to 1993 Salary Continuation Agreement (5)
        10.4  Form of 2006 Salary Continuation Agreement(6)
        10.4  1999 Stock Option Plan (2)
        10.5  1987 Stock Option Plan (4)
        10.6  2002 Stock Option Plan (7)
        10.7  2004 Employee Stock Purchase Plan (8)
        10.8  Incentive Compensation Plan (4)
        10.9  Form of Security Federal Bank Salary Continuation Agreement (9)
        10.10 Form of Security Federal Split Dollar Agreement (9)
        14    Code of Ethics (10)
        31.1  Certification of the Chief Executive Officer Pursuant to Section
              302 of the Sarbanes-Oxley Act.
        31.2  Certification of the Chief Financial Officer Pursuant to Section
              302 of the Sarbanes-Oxley Act.
        32    Certifications Pursuant to Section 906 of the Sarbanes-Oxley
              Act.

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

                  Security Federal Corporation and Subsidiaries

 (6) Filed on May 24, 2006 as an exhibit to the Company's Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
 (7) Filed on June 19, 2002, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
 (8) Filed on June 18, 2004, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
 (9) Filed on May 24, 2006 as an exhibit to the Current Report on Form 8-K and incorporated herein by reference.
 (10) Filed on June 29, 2006 as an exhibit to the Company's Annual Report on Form 10-K and incorporated herein by reference.





Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.


                                      SECURITY FEDERAL CORPORATION

Date: August 14, 2006                 By:/s/Timothy W. Simmons
      ---------------                    --------------------------
                                         Timothy W. Simmons
                                         President
                                         Duly Authorized Representative



Date: August 14, 2006                 By:/s/Roy G. Lindburg
      ---------------                    --------------------------
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

Date: August 14, 2006
                                     /s/Timothy W. Simmons
                                     -------------------------------------
                                     Timothy W. Simmons
                                     President and Chief Executive Officer

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

Date: August 14, 2006
                              /s/Roy G. Lindburg
                              -------------------------------------
                              Roy G. Lindburg
                              Treasurer and Chief Financial Officer

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

Dated: August 14, 2006