Form 10-Q
period 2006-09-30
SECURITY FEDERAL CORP
filed 2006-11-14
CIK 818677

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                  FORM 10-Q
(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                              ACT OF 1934

                         FOR THE TRANSITION PERIOD:

                        FROM:__________ TO: __________

                       COMMISSION FILE NUMBER:  0-16120

                         SECURITY FEDERAL CORPORATION

         South Carolina                                 57-0858504
    (State or other jurisdiction of                   (IRS Employer
    incorporation or organization)                  Identification No.)

              238 RICHLAND AVENUE, WEST, AIKEN, SOUTH CAROLINA 29801
               (Address of Principal Executive Office And Zip code)

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

Large accelerated filed  [ ] Accelerated filer  [ ] Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act).

                          YES             NO   X
                              ------         ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

          CLASS:                OUTSTANDING SHARES AT:      SHARES:
          -----------------    -----------------------     -----------------

          Common Stock, par         October 31, 2006           2,617,864
          value $0.01 per share

                                     INDEX
==============================================================================

PART I. FINANCIAL INFORMATION (UNAUDITED)                             PAGE NO.

Item 1.  Financial Statements (Unaudited):

           Consolidated Balance Sheets at September 30,
            2006 and March 31, 2006                                      1

           Consolidated Statement of Income for the Three
            and Six Months Ended September 30, 2006 and 2005             2

           Consolidated Statements of Shareholders' Equity
            and Comprehensive Income at September 30, 2005 and 2006      4

           Consolidated Statements of Cash Flows for the Six Months
            Ended September 30, 2006 and 2005                            5

           Notes to Consolidated Financial Statements                    7


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     27


Item 4.  Controls and Procedures                                        27

==============================================================================
PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    28

Item 3.  Defaults Upon Senior Securities                                28

Item 4.  Submission of Matters to Vote of Security Holders              28

Item 5.  Other Information                                              28

Item 6.  Exhibits                                                       28

         Signatures                                                     30

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

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                     Security Federal Corporation and Subsidiaries
                            Consolidated Balance Sheets

                                       September 30, 2006       March 31, 2006
                                       ------------------       --------------
Assets:                                       (Unaudited)            (Audited)
  Cash And Cash Equivalents            $       8,333,204        $   14,351,208
  Investment And Mortgage-Backed
   Securities:
   Available For Sale: (Amortized cost
                       of $166,904,751
                       at September 30,
                       2006 and
                       $166,808,236 at
                       March 31, 2006)       164,493,037           163,445,066
   Held To Maturity:   (Fair value of
                       $67,715,090 at
                       September 30,
                       2006 and
                       $73,084,450 at
                       March 31, 2006)        68,984,020            74,987,805
                                       -----------------        --------------
  Total Investment And Mortgage-Backed
   Securities                                233,477,057           238,432,871
                                       -----------------        --------------
  Loans Receivable, Net:
   Held For Sale                               1,080,163             1,320,644
   Held For Investment: (Net of allowance
                         of $6,994,623 at
                         September 30, 2006
                         and $6,704,734 at
                         March 31, 2006)     405,423,683           373,788,432
                                       -----------------        --------------
  Total Loans Receivable, Net                406,503,846           375,109,076
                                       -----------------        --------------
  Accrued Interest Receivable:
   Loans                                       1,349,932             1,096,014
   Mortgage-Backed Securities                    505,975               508,432
   Investments                                 1,004,508               945,620
  Premises And Equipment, Net                 13,290,648            11,662,976
  Federal Home Loan Bank Stock, At Cost        7,555,600             7,149,800
  Bank Owned Life Insurance                    5,659,546             5,000,001
  Repossessed Assets Acquired In Settlement
   Of Loans                                            -                91,022
  Goodwill                                     1,197,954                     -
  Other Assets                                 5,835,416             4,330,795
                                       -----------------        --------------
Total Assets                           $     684,713,686        $  658,677,815
                                       =================        ==============
Liabilities And Shareholders' Equity
Liabilities:
  Deposit Accounts                     $     487,065,468        $  479,229,339
  Advances From Federal Home Loan Bank       139,956,791           131,363,000
  Other Borrowed Money                         6,784,047             7,289,773
  Advance Payments By Borrowers For
   Taxes And Insurance                           857,848               501,998
  Mandatorily Redeemable Financial
   Instrument                                  1,417,312                     -
  Junior Subordinated Debentures               5,155,000                     -
  Other Liabilities                            3,060,119             2,691,946
                                       -----------------        --------------
Total Liabilities                            644,296,585           621,076,056
                                       -----------------        --------------
Shareholders' Equity:
  Serial Preferred Stock, $.01 Par Value;
   Authorized Shares - 200,000; Issued
   And Outstanding Shares - None                       -                     -
  Common Stock, $.01 Par Value; Authorized
   Shares - 5,000,000; Issued - 2,632,346
   And Outstanding Shares - 2,617,434 At
   September 30, 2006 And 2,558,234 And
   2,537,378 At March 31, 2005                    25,758                25,582
  Additional Paid-In Capital                   4,756,687             4,404,110
  Treasury Stock, (At Cost, 14,912 and
   11,312 Shares, Respectively)                (321,678)             (238,656)
  Indirect Guarantee Of Employee Stock
   Ownership Trust Debt                                -             (215,503)
  Accumulated Other Comprehensive Loss       (1,496,145)           (2,086,509)
  Retained Earnings, Substantially
   Restricted                                 37,452,479            35,712,735
                                       -----------------        --------------
Total Shareholders' Equity                    40,417,101            37,601,759
                                       -----------------        --------------
Total Liabilities And Shareholders'
  Equity                               $     684,713,686        $  658,677,815
                                       =================        ==============

           See accompanying notes to consolidated financial statements.

                 Security Federal Corporation and Subsidiaries
                  Consolidated Statements of Income (Unaudited)

                                              Three Months Ended September 30,
                                              --------------------------------
                                                  2006               2005
                                              -------------       ------------
Interest Income:
  Loans                                       $   7,672,436       $  5,655,275
  Mortgage-Backed Securities                      1,324,065          1,357,721
  Investment Securities                           1,184,887            852,548
  Other                                              17,989             22,060
                                              -------------       ------------
Total Interest Income                            10,199,377          7,887,604
                                              -------------       ------------
Interest Expense:
  NOW And Money Market Accounts                   1,716,286          1,293,353
  Passbook Accounts                                  42,030             44,920
  Certificate Accounts                            2,436,345          1,340,794
  Advances And Other Borrowed Money               1,539,665          1,104,785
  Junior Subordinated Debentures                     10,002                  -
                                              -------------       ------------
Total Interest Expense                            5,744,328          3,783,852
                                              -------------       ------------
Net Interest Income                               4,455,049          4,103,752
  Provision For Loan Losses                         150,000            165,000
                                              -------------       ------------
  Net Interest Income After Provision For
   Loan Losses                                    4,305,049          3,938,752
                                              -------------       ------------
Other Income:
  Net Gain On Sale Of Investments                         -             31,422
  Gain On Sale Of Loans                              93,998            118,253
  Service Fees On Deposit Accounts                  291,635            288,867
  Income From Cash Value Of Life Insurance           62,037                  -
  Commissions On Insurance                          209,246              8,078
  Other Agency Income                                94,308                  -
  Trust Income                                      121,556            109,322
  Other                                             123,822            140,549
                                              -------------       ------------
Total Other Income                                  996,602            696,491
                                              -------------       ------------
General And Administrative Expenses:
  Salaries And Employee Benefits                  2,303,160          1,835,356
  Occupancy                                         350,668            319,330
  Advertising                                        61,301             43,521
  Depreciation And Maintenance Of Equipment         316,326            258,318
  FDIC Insurance Premiums                            14,820             14,167
  Other                                             682,926            700,962
                                              -------------       ------------
Total General And Administrative Expenses         3,729,201          3,171,654
                                              -------------       ------------
  Income Before Income Taxes                      1,572,450          1,463,589
  Provision For Income Taxes                        545,451            513,909
                                              -------------       ------------
Net Income                                    $   1,026,999       $    949,680
                                              =============       ============
Basic Net Income Per Common Share             $        0.39       $       0.38
                                              =============       ============
Diluted Net Income Per Common Share           $        0.39       $       0.37
                                              =============       ============
Cash Dividend Per Share On Common Stock       $        0.06       $       0.04
                                              =============       ============
Basic Weighted Average Shares Outstanding         2,610,605          2,527,533
                                              =============       ============
Diluted Weighted Average Shares Outstanding       2,622,996          2,585,543
                                              =============       ============

           See accompanying notes to consolidated financial statements.

                 Security Federal Corporation and Subsidiaries
                  Consolidated Statements of Income (Unaudited)

                                                Six Months Ended September 30,
                                                ------------------------------
                                                    2006             2005
                                                -------------     ------------
Interest Income:
  Loans                                         $  14,693,111     $ 10,888,965
  Mortgage-Backed Securities                        2,767,415        2,751,008
  Investment Securities                             2,331,229        1,672,105
  Other                                                32,472           36,287
                                                -------------     ------------
Total Interest Income                              19,824,227       15,348,365
                                                -------------     ------------
Interest Expense:
  NOW And Money Market Accounts                     3,297,456        2,546,536
  Passbook Accounts                                    83,906           89,119
  Certificate Accounts                              4,591,746        2,553,377
  Advances And Other Borrowed Money                 2,975,392        2,084,022
  Junior Subordinated Debentures                       10,002                -
                                                -------------     ------------
Total Interest Expense                             10,958,502        7,273,054
                                                -------------     ------------
Net Interest Income                                 8,865,725        8,075,311
  Provision For Loan Losses                           300,000          330,000
                                                -------------     ------------
  Net Interest Income After Provision For
   Loan Losses                                      8,565,725        7,745,311
                                                -------------     ------------
Other Income:
  Net Gain On Sale Of Investments                           -           48,962
  Gain On Sale Of Loans                               207,253          253,563
  Service Fees On Deposit Accounts                    569,503          572,064
  Income From Cash Value Of Life Insurance            118,545                -
  Commissions On Insurance                            214,635            8,904
  Other Agency Income                                  94,308                -
  Trust Income                                        217,556          178,593
  Other                                               326,796          276,212
                                                -------------     ------------
Total Other Income                                  1,748,596        1,338,298
                                                -------------     ------------
General And Administrative Expenses:
  Salaries And Employee Benefits                    4,428,529        3,596,303
  Occupancy                                           668,263          631,177
  Advertising                                         135,950           68,990
  Depreciation And Maintenance Of Equipment           607,795          510,119
  FDIC Insurance Premiums                              28,962           28,686
  Other                                             1,303,006        1,332,503
                                                -------------     ------------
Total General And Administrative Expenses           7,172,505        6,167,778
                                                -------------     ------------

  Income Before Income Taxes                        3,141,816        2,915,831
  Provision For Income Taxes                        1,092,445        1,036,909
                                                -------------     ------------
Net Income                                      $   2,049,371     $  1,878,922
                                                =============     ============
Basic Net Income Per Common Share               $        0.80     $       0.74
                                                =============     ============
Diluted Net Income Per Common Share             $        0.79     $       0.73
                                                =============     ============
Cash Dividend Per Share On Common Stock         $        0.12     $       0.08
                                                =============     ============
Basic Weighted Average Shares Outstanding           2,574,778        2,528,961
                                                =============     ============
Diluted Weighted Average Shares Outstanding         2,587,472        2,570,874
                                                =============     ============

           See accompanying notes to consolidated financial statements.

                               Security Federal Corporation and Subsidiaries
              Consolidated Statements of Shareholders' Equity and Comprehensive Income (Unaudited)

                                                                                  Accumulated
                                          Additional               Indirect          Other
                                 Common   Paid-In      Treasury    Guarantee of   Comprehensive   Retained
                                 Stock    Capital      Stock       ESOP Debt      Income (Loss)   Earnings       Total
                                -------   ----------   --------    -----------    -------------   ----------   ----------
Balance At March 31, 2005      $ 25,438  $4,181,804   $(165,089)   $ (276,217)     $  (961,504)  $32,306,633  $35,111,065
Net Income                            -           -           -             -                -     1,878,922    1,878,922
Other Comprehensive Income,
  Net Of Tax:
  Unrealized Holding Gains
    On Securities Available
    For Sale                          -           -           -             -          119,479             -      119,479
  Plus Reclassification
    Adjustments For Gains
    Included In Net Income            -           -           -             -           30,356             -       30,356
                                                                                                                ---------
Comprehensive Income                  -           -           -             -                -             -    2,028,757
Purchase Of Treasury Stock
  At Cost, 1,635 shares                                 (35,167)            -                -             -      (35,167)
Decrease In Indirect Guarantee
  Of ESOP Debt                        -           -           -        60,714                -             -       60,714
Exercise Of Stock Options           111     184,093           -             -                -             -      184,204
Cash Dividends                        -           -           -             -                -      (202,962)    (202,962)
                                -------   ----------   --------    -----------    -------------   ----------   ----------
Balance At September 30, 2005  $ 25,549  $4,365,897   $(200,256)   $ (215,503)      $ (811,669)  $33,982,593  $37,146,611


                                                                                   Accumulated
                                          Additional               Indirect          Other
                                 Common   Paid-In      Treasury    Guarantee of   Comprehensive   Retained
                                 Stock    Capital      Stock       ESOP Debt      Income (Loss)   Earnings       Total
                                -------   ----------   --------    -----------    -------------   ----------   ----------
Balance At March 31, 2006       $25,582   $4,404,110  $(238,656)    $(215,503)     $(2,086,509)  $35,712,735  $37,601,759
Net Income                            -            -          -             -                -     2,049,371    2,049,371
Other Comprehensive Income,
  Net Of Tax:
  Unrealized Holding Gains
    On Securities Available
    For Sale                          -            -          -             -          590,364             -      590,364
                                                                                                                ---------
Comprehensive Income                  -            -          -             -                -             -    2,639,735
Purchase Of Treasury Stock
  At Cost, 3,600 shares                                 (83,022)            -                -             -      (83,022)
Decrease In Indirect Guarantee
  Of ESOP Debt                        -            -          -       215,503                -             -      215,503
Exercise Of Stock Options           176      350,656          -             -                -             -      350,832
Stock Compensation Expense            -        1,921          -             -                -             -        1,921
Cash Dividends                        -            -          -             -                -      (309,627)    (309,627)
                                -------   ----------   --------    -----------    -------------   ----------   ----------
Balance At September 30, 2006   $25,758   $4,756,687  $(321,678)    $       -      $(1,496,145)  $37,452,479  $40,417,101
                                =======   ==========   ========    ===========    =============   ==========   ==========

                                  See accompanying notes to consolidated financial statements.


                   Security Federal Corporation and Subsidiaries
                 Consolidated Statements of Cash Flows (Unaudited)

                                               Six Months Ended September 30,
                                             ---------------------------------
                                                 2006                2005
                                             ------------       --------------
Cash Flows From Operating Activities:
Net Income                                   $  2,049,371       $    1,878,922
Adjustments To Reconcile Net Income To
Net Cash Provided By Operating
Activities:
 Depreciation Expense                             479,490              483,323
 Amortization Of Intangible Assets                 22,500                    -
 Stock Option Compensation Expense                  1,921                    -
 Discount Accretion And Premium Amortization      225,592              539,604
 Provisions For Losses On Loans And Real Estate   300,000              330,000
 Gain On Sale Of Loans                          (207,253)            (253,563)
 Gain On Sale Of Mortgage Backed Securities
  Available For Sale                                    -             (48,962)
 Loss (Gain) On Sale Of Real Estate              (48,678)               23,466
 Amortization Of Deferred Fees On Loans         (105,427)             (99,944)
 Proceeds From Sale Of Loans Held For Sale    12,465,483           16,079,996
 Origination Of Loans For Sale               (12,017,749)         (15,287,543)
 (Increase) Decrease In Accrued Interest
   Receivable:
   Loans                                        (253,918)            (107,169)
   Mortgage-Backed Securities                       2,457               28,936
   Investments                                   (58,888)            (143,395)
 Increase In Advance Payments By Borrowers        355,850              326,227
 Loss On Disposition of Premises and Equipment        215                  806
 Other, Net                                   (1,085,177)              367,310
                                             ------------       --------------
Net Cash Provided By Operating Activities       2,125,789            4,118,014
                                             ------------       --------------
Cash Flows From Investing Activities:
 Principal Repayments On Mortgage-Backed
  Securities Available For Sale                19,367,854           26,938,831
 Principal Repayments On Mortgage-Backed
  Securities Held To Maturity                           -               10,407
 Purchase Of Investment Securities Available
  For Sale                                    (7,971,845)         (16,065,257)
 Purchase Of Mortgage-Backed Securities
  Available For Sale                         (13,227,369)         (19,373,356)
 Maturities Of Investment Securities
  Available For Sale                            1,513,036            4,457,139
 Maturities Of Investment Securities
  Held To Maturity                              6,000,000                    -
 Proceeds From Sale Of Mortgage-Backed
  Securities Available For Sale                         -            3,797,360
 Proceeds From Sale Of Mortgage-Backed
  Securities Held To Maturity                           -              249,650
 Purchase Of FHLB Stock                       (3,432,000)          (2,307,100)
 Redemption Of FHLB Stock                       3,026,200            2,139,400
 Increase In Loans To Customers              (31,829,824)         (23,722,352)
 Proceeds From Sale Of Repossessed Assets         139,700               76,148
 Purchase And Improvement Of Premises
  And Equipment                               (2,107,377)          (1,235,004)
 Purchase Of Bank Owned Life Insurance          (659,545)                    -
                                             ------------       --------------
Net Cash Used By Investing Activities        (29,181,170)         (25,034,134)
                                             ------------       --------------

Cash Flows From Financing Activities:
 Increase In Deposit Accounts                   7,836,129           19,380,005
 Proceeds From FHLB Advances                  138,579,250           81,095,000
 Repayment Of FHLB Advances                 (129,985,459)         (76,195,000)
 Net (Repayment) Proceeds Of Other
  Borrowings                                    (505,726)              508,320
 Proceeds From Junior Subordinated
  Debentures                                    5,155,000                    -
 Dividends To Shareholders                      (309,627)            (202,962)
 Purchase Of Treasury Stock                      (83,022)             (35,167)
 Proceeds From Exercise of Stock Options          350,832              184,204
                                             ------------       --------------
Net Cash Provided By Financing Activities      21,037,377           24,734,400
                                             ------------       --------------
                                                            (Continued)
                                    5

                 Security Federal Corporation and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)

                                               Six Months Ended September 30,
                                             ---------------------------------
                                                 2006                2005
                                             -------------      --------------
Net (Decrease) Increase In Cash And
 Cash Equivalents                              (6,018,004)           3,818,280
Cash And Cash Equivalents At Beginning
 Of Period                                      14,351,208           7,916,488
                                             -------------      --------------
Cash And Cash Equivalents At End Of Period   $   8,333,204      $   11,734,768
                                             =============      ==============
Supplemental Disclosure Of Cash Flows
 Information:
Cash Paid During The Period For Interest $ 10,726,724 $ 7,206,369 Cash Paid During The Period For Income
 Taxes                                       $     579,000      $      698,195
Additions To Repossessed Acquired Through
 Foreclosure                                 $           -      $       70,984
Decrease In Unrealized Net Loss On
 Securities Available For Sale,
 Net Of Taxes                                $     590,364      $      149,835
Issuance Of A Mandatorily Redeemable
 Financial Instrument Through The
 Issuance Of Common Stock                        1,417,312                   -

             See accompanying notes to consolidated financial statements.

                   Security Federal Corporation and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in Security Federal Corporation's (the "Company") 2006 Annual Report to Shareholders when reviewing interim financial statements. The results of operations for the six month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year. This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, changes in interest rates, the demand for loans, the regulatory environment, general economic conditions and inflation, and the securities markets. Management cautions readers of this Form 10-Q not to place undue reliance on the forward-looking statements contained herein.

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

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of the consolidated financial statements. The Company provides for loan losses using the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to the allowance for loan losses. Additions to the allowance for loan losses are provided by charges to operations based on various factors, which, in management's judgment, deserve current recognition in estimating possible losses. Such factors considered by management include the fair value of the underlying collateral; stated guarantees by the borrow, if applicable, the borrower's ability to repay from other economic resources, growth and composition of the loan portfolios, the relationship of the allowance for loan losses to the outstanding loans, loss experience, delinquency trends, and general economic conditions. Management evaluates the carrying value of the loans periodically and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making these evaluations. Allowance for loan losses are subject to periodic evaluations by various authorities and may be subject to adjustments based upon the information that is available at the time of their examination.

                  Security Federal Corporation and Subsidiaries
               Notes to Consolidated Financial Statements (Unaudited)

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

4. Acquisition

On June 30, 2006, the Company completed the acquisition of the insurance and premium finance businesses of Collier-Jennings Financial Corporation and it subsidiaries Collier-Jennings, Inc., The Auto Insurance Store, Inc., and Collier-Jennings Premium Pay Plans, Inc (the "Collier-Jennings Companies"). The purpose of the acquisition was to expand the insurance services and increase non-interest income. The shareholder of the Collier-Jennings Companies received $180,000 in cash and 54,512 shares of the Company's common stock valued at $26 per share for an approximate purchase price of $1,597,312. The Company will release the shares to the shareholder of the Collier-Jennings Companies over a three-year period. The stock is mandatorily redeemable by the shareholder of Collier-Jennings Companies at his option in cumulative increments of 20% per year for a five-year period at the greater of $26 per share or one and one-half times the book value of the Company's stock. A summary of the purchase price of the transaction is as follows:

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at June 30, 2006, the date of acquisition, including subsequent adjustments to the allocation of the purchase price.


            Cash And Cash Equivalents           $      43,192
            Accounts Receivable                       784,247
            Premises And Equipment                     41,696
            Other Assets                               56,289
            Intangible Assets                         600,000
            Goodwill                                1,197,954
                                                -------------
              Total Assets Acquired                 2,723,378
                                                -------------

            Notes Payable                             386,185
            Other Liabilities                         739,881
              Total Liabilities Assumed             1,126,066
                                                -------------
            Net Assets Acquired                 $   1,597,312
                                                =============


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

               Security Federal Corporation and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited), Continued

5. Earnings Per Share, Continued

The following table provides a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                        For the Quarter Ended
                  ------------------------------------------------------------
                                         September 30, 2006
                  ------------------------------------------------------------
                  Income (Numerator) Amount   Shares (Denominator)   Per Share
                  -------------------------   --------------------  ----------
Basic EPS            $            1,026,999              2,610,605  $    0.39
Effect of Diluted
 Securities:
 Stock Options                            -                 12,391          -
                  -------------------------   --------------------  ----------
Diluted EPS          $            1,026,999              2,622,996  $    0.39
                  =========================   ====================  ==========

                          For the Quarter Ended
                  ------------------------------------------------------------
                                         September 30, 2005
                  ------------------------------------------------------------
                  Income (Numerator) Amount   Shares (Denominator)   Per Share
                  -------------------------   --------------------  ----------
Basic EPS            $              949,680              2,527,533  $    0.38
Effect of Diluted
 Securities:
 Stock Options                            -                 48,466     (0.008)
 ESOP                                     -                  9,544     (0.002)
                  -------------------------   --------------------  ----------
Diluted EPS          $              949,680              2,585,543  $    0.37
                  =========================   ====================  ==========


                        For the Six Months Ended
                  ------------------------------------------------------------
                                         September 30, 2006
                  ------------------------------------------------------------
                  Income (Numerator) Amount   Shares (Denominator)   Per Share
                  -------------------------   --------------------  ----------
Basic EPS            $            2,049,371              2,574,778  $    0.80
Effect of Diluted
 Securities:
 Stock Options                            -                 12,694      (0.01)
                  -------------------------   --------------------  ----------
Diluted EPS          $            2,049,371              2,587,472  $    0.79
                  =========================   ====================  ==========

                       For the Six Months Ended
                  ------------------------------------------------------------
                                         September 30, 2005
                  ------------------------------------------------------------
                  Income (Numerator) Amount   Shares (Denominator)   Per Share
                  -------------------------   --------------------  ----------
Basic EPS            $            1,878,922              2,528,961  $    0.74
Effect of Diluted
 Securities:

 Stock Options                            -                 30,670     (0.007)
 ESOP                                     -                 11,243     (0.003)
                  -------------------------   --------------------  ----------
Diluted EPS          $            1,878,922              2,570,874  $    0.73
                  =========================   ====================  ==========

                  Security Federal Corporation and Subsidiaries
        Notes to Consolidated Financial Statements (Unaudited), Continued

6.   Stock-Based Compensation

On April 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123R, Accounting for Stock-Based Compensation, to account for compensation costs under its stock option plans. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) ("APB 25"). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company's stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123R had been utilized.

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

                          Three Months Ended             Six Months Ended
                             September 30,                  September 30,
                        -------------------------    --------------------------
                           2006           2005          2006           2005
                        -----------    ----------    -----------   ------------
Net income, as reported  $1,026,999     $ 949,680     $2,049,371     $1,878,922

Add: Stock-based compensation
expense included in reported
net income, net of related tax
effects                       1,921             -          1,921             -
Deduct: Stock-based compen-
sation expense determined
under fair market value
based method on all awards,
net of related tax effects   (1,921)      (30,570)         (1,921)     (61,140)
                        -----------    ----------     -----------   -----------
Pro forma net income
including stock-based
compensation cost based
on fair-value method     $1,026,999     $ 919,110      $2,049,371    $1,817,782
                        ===========    ==========     ===========   ===========
Earnings per share:

Basic - as reported     $     0.39      $    0.38      $     0.80    $     0.74
Basic - pro forma       $     0.39      $    0.36      $     0.80    $     0.72

Diluted - as reported   $     0.39      $    0.37      $     0.79    $     0.73
Diluted - pro forma     $     0.39      $    0.36      $     0.79    $     0.71


The following is a summary of the activity under the Company's incentive stock option plan.

                              Three Months Ended         Six Months Ended
                              September 30, 2006        September 30, 2006
                            ------------------------  ------------------------
                                          Weighted                 Weighted
                                           Average                  Average
                              Shares   Exercise Price   Shares  Exercise Price
                            ------------------------- ------------------------
Balance, Beginning of
Period/Year                   118,046          $19.50   118,046        $19.50

Options granted                13,500           23.03    13,500         23.03
Options exercised              19,600           17.90    19,600         17.90
Options forfeited                 500           24.22       500         24.22
                            ---------                 ---------
Balance, September 30, 2006   111,446          $20.19   111,446        $20.19
                            =========                 =========
Options Exercisable            97,946          $19.80    97,946        $19.80
                            =========                 =========
Options Available For Grant    50,750                    50,750
                            =========                 =========

                Security Federal Corporation and Subsidiaries
       Notes to Consolidated Financial Statements (Unaudited), Continued

6.   Stock-Based Compensation, Continued

The following table summarizes the stock-based awards granted by the Company, the fair market value of each award granted as estimated on the date of grant using the Black-Scholes option-pricing model, and the weighted average assumptions used for such grants for the periods indicated

                       For Awards Granted During     For Awards Granted During
                      The Three Month Period Ended  The Six Month Period Ended
                               September 30,                September 30,
                       ---------------------------  --------------------------
                          2006              2005       2006            2005
                       ----------        ---------  -----------     ----------
Awards granted            13,500                -       13,500             -
Dividend Yield             1.03%                -        1.03%             -
Expected Volatility       30.21%                -       30.21%             -
Risk-free interest rate    4.36%                -        4.36%             -
Expected life               9.01                -         9.01             -


At September 30, 2006, the Company had the following options outstanding:

                    Outstanding
     Grant Date       Options      Option Price    Expiration Date
 ---------------  --------------  --------------  ---------------------
     1/07/97          1,546           $5.33       12/31/05 to 12/31/06

    10/19/99         36,900          $16.67        9/30/05 to 9/30/09

      9/1/03          3,000          $24.00              8/31/13

     12/1/03          3,000          $23.65             11/30/13

     1/01/04          8,000          $24.22             12/31/13

      3/8/04         13,000          $21.43              2/28/14

      6/7/04          2,000          $24.00              5/31/14

      1/1/05         22,000          $20.55             12/31/14

      1/1/05          2,000          $22.61             12/31/15

      1/1/06          6,500          $22.91             12/31/16

     8/24/06         13,500          $23.03              8/24/16


7. Accounting and Reporting Changes

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.
                                     11

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

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date
the date at which the benefit obligation and plan assets are measured   is
required to be the company's fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company's financial conditions or results of operations.

In September, 2006, the FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force (EITF) relating to EITF 06-4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements". EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board (APB) Opinion No. 12, "Omnibus Opinion 1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations and cash flows.

                  Security Federal Corporation and Subsidiaries
         Notes to Consolidated Financial Statements (Unaudited), Continued

7.   Accounting and Reporting Changes, Continued

On September 13, 2006, the SEC issued Staff Accounting Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

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

8.   Securities

Investment And Mortgage-Backed Securities, Available For Sale
-------------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

                                       Gross        Gross
September 30, 2006       Amortized   Unrealized   Unrealized
------------------         Cost         Gains       Losses      Fair Value
                       ------------  -----------  -----------  ------------
US Government and
 Agency Obligations    $ 34,933,258   $    4,884  $   225,487  $ 34,712,655
Mortgage-Backed
 Securities             131,868,555      139,918    2,333,091   129,675,382
Equity Securities           102,938        2,062            -       105,000
                       ------------   ----------  -----------  ------------
Total                  $166,904,751   $  146,864  $ 2,558,578  $164,493,037
                       ============   ==========  ===========  ============
March 31, 2006
--------------

US Government and
 Agency Obligations    $ 28,466,546   $        -  $   311,234  $ 28,155,312
Mortgage-Backed
 Securities             138,238,752      126,648    3,178,584   135,186,816
Equity Securities           102,938            -            -       102,938
                       ------------   ----------  -----------  ------------
Total                  $166,808,236   $  126,648  $ 3,489,818  $163,445,066
                       ============   ==========  ===========  ============

Investment and Mortgage-Backed Securities, Held to Maturity
-----------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:


                                        Gross        Gross
September 30, 2006        Amortized   Unrealized   Unrealized
------------------          Cost        Gains        Losses     Fair Value
                        ------------ ------------ ------------ -------------
US Government and
 Agency Obligations     $ 68,984,020  $     1,250  $ 1,270,180  $ 67,715,090
                        ============  ===========  ===========  ============
March 31, 2006
--------------
US Government and
 Agency Obligations     $ 74,987,805  $         -  $ 1,903,355  $ 73,084,450
                        ============  ===========  ===========  ============

                Security Federal Corporation and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited), Continued

9.   Loans Receivable, Net

Loans receivable, net, at September 30, 2006 and March 31, 2006 consisted of the following:

                                           September 30,         March 31,
                                               2006                2006
                                         ----------------     ---------------
 Residential Real Estate                  $   125,735,509     $   122,026,298
 Consumer                                      62,678,103          58,612,669
 Commercial Business & Real Estate            231,493,594         209,214,332
 Loans Held For Sale                            1,080,163           1,320,644
                                          ---------------     ---------------
                                              420,987,369         391,173,943
                                          ---------------     ---------------
Less:
 Allowance For Possible Loan Loss               6,994,623           6,704,734
 Loans In Process                               7,198,711           9,185,133
 Deferred Loan Fees                               290,189             175,000
                                          ---------------     ---------------
                                               14,483,523          16,064,867
                                          ---------------     ---------------
                                          $   406,503,846     $   375,109,076
                                          ===============     ===============

                  Security Federal Corporation and Subsidiaries
   Item 2. Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Safe Harbor Statement

Certain matters in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide range of factors including, but not limited to, the general business environment, interest rates, the South Carolina real estate market, the demand for loans, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other risks detailed in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Forward-looking statements are effective only as of the date that they are made and the Company assumes no obligation to update this information.

Comparison Of Financial Condition At September 30, 2006 and March 31, 2006

General - Total assets increased $26.0 million or 4.0% to $684.7 million at September 30, 2006 from $658.7 million at March 31, 2006. The primary reason for the growth in total assets was a $31.4 million or 8.4% increase in net loans receivable to $406.5 million. For the six months ended September 30, 2006, the demand for loans was funded with decreased cash and cash equivalents of $6.0 million or 42.0%, decreased investments and mortgage-backed securities, held to maturity of $6.0 million or 8.0% and increased deposits of $7.8 million or 1.6% and advances from the Federal Home Loan Bank ("FHLB") of $8.6 million or 6.5%.

Assets - The increases and decreases in total assets were primarily concentrated in the following asset categories:
                                                       Increase (Decrease)
                                                    -------------------------
                       September 30,     March 31,
                           2006            2006         Amount       Percent
                       -------------   ------------  ------------   -----------
Cash And Cash
 Equivalents            $  8,333,204   $ 14,351,208  $(6,018,004)    (41.9)%
Investment And
  Mortgage-Backed
  Securities - Available
  For Sale               164,493,037    163,445,066    1,047,971       0.6
Investment And
  Mortgage-Backed
  Securities - Held
  To Maturity             68,984,020     74,987,805   (6,003,785)     (8.0)
Loan Receivable, Net     406,503,846    375,109,076   31,394,770       8.4
Premises And Equipment,
  Net                     13,290,648     11,662,976    1,627,672      14.0


FHLB Stock, At Cost        7,555,600      7,149,800      405,800       5.7
Bank Owned Life Insurance  5,659,546      5,000,001      659,545      13.2
Goodwill                   1,197,954              -    1,197,954     100.0
Other Assets               5,835,416      4,330,795    1,504,621      34.7

Cash and cash equivalents decreased $6.0 million to $8.3 million at September 30, 2006 from $14.4 million at March 31, 2006. The reason for the decrease is the Company used cash and cash equivalents to fund loans.

Investments and mortgage-backed securities decreased $5.0 million or 2.1% to $233.5 million at September 30, 2006 from $238.4 million at March 31, 2006. The decrease in investments and mortgage-backed securities is attributable to paydowns on mortgage-backed securities and calls and maturities on investments offset partially by purchases of mortgage-backed securities and investments and an increase in market value on mortgage-backed securities and investments.

                 Security Federal Corporation and Subsidiaries
    Item 2. Management's Discussion and Analysis of Financial Condition and
                         Results of Operations, Continued

Loans receivable, net increased $31.4 million or 8.4% to $406.5 million at September 30, 2006 from $375.1 million at March 31, 2006. Residential real estate loans increased $3.7 million to $125.7 million at September 30, 2006 from $122.0 million at March 31, 2006. Consumer loans increased $4.3 million to $62.9 million at September 30, 2006 from $58.6 million at March 31, 2006. The increase in consumer loans is attributable to a special rate promotion that was being advertised in print media. Commercial business and real estate loans increased $22.3 million to $231.5 million at September 30, 2006 from $209.2 million at March 31, 2006. The increase in commercial loans was attributable to the Company's continued focus on originating this type of loan. Loans held for sale decreased $240,000 to $1.1 million at September 30, 2006 from $1.3 million at March 31, 2006.

Premises and equipment, net increased $1.6 million to $13.3 million at September 30, 2006 from $11.7 million at March 31, 2006. The majority of the increase is for furniture and equipment and acquisition of land in Ballentine, South Carolina for a new branch office.

FHLB stock, at cost increased $406,000 to $7.6 million at September 30, 2006 from $7.2 million at March 31, 2006. The increase is attributable to a FHLB requirement that the Company maintain stock equal to 0.20% of total assets at December 31, 2005 plus a transaction component, which equals 4.5% of outstanding advances (borrowings) from the FHLB of Atlanta.

Bank Owned Life Insurance increased $660,000 to $5.7 million at September 30, 2006 from $5.0 million at March 31, 2006. The Company purchased additional life insurance to provide key man life insurance for additional officers and the cash surrender value continues to increase.

Goodwill was $1.2 million at September 30, 2006 compared to zero at March 31, 2006. Goodwill is related to the acquisition of the Collier-Jennings Companies.

Other assets increased $1.5 million to $5.8 million at September 30, 2006 from $4.3 million at March 31, 2006. The majority of the increase is the result of the acquisition of the Collier-Jennings Companies. Accounts receivable, intangible assets-net associated with the acquisition of the Collier-Jennings Companies are included in other assets.

Liabilities

Deposit Accounts

                                                                    Balance
                                                            -------------------
               September 30, 2006         March 31, 2006     Increase (Decrease)
             ----------------------   --------------------  --------------------
                           Weighted                Weighted
                Balance      Rate       Balance      Rate     Amount     Percent
              ------------  -------   ------------  ------  -----------  -------
Demand Accounts:
Checking      $ 99,608,861    0.72%   $105,347,713   0.97%  $(5,738,852)  (5.4)%
Money Market   148,322,351    4.13     151,494,548   3.50    (3,172,197)  (2.1)
Regular Savings 16,942,017    0.98      17,795,109   0.98      (853,092)  (4.8)
               -----------  -------   ------------  ------  -----------  -------
Total          264,873,229    2.65     274,637,370   2.36    (9,764,141)  (3.6)
              ------------  -------   ------------  ------  -----------  -------

Certificate Accounts
0.00 - 1.99%             -                  59,797             (59,797)  (100.0)
2.00 - 2.99%     6,624,992              26,836,415         (20,211,423)   (75.3)
3.00 - 3.99%    39,294,594              72,831,817         (33,537,223)   (46.1)
4.00 - 4.99%    95,091,801              94,240,989             850,812      0.9
5.00 - 5.99%    81,180,852              10,622,951          70,557,901    664.2
              ------------  -------   ------------  ------  -----------  ------
Total          222,192,239    4.61     204,591,969   3.98   17,600,270      8.6
              ------------  -------   ------------  ------  -----------  ------
Total Deposits$487,065,468    3.54%   $479,229,339   3.05%  $7,836,129      1.6%
              ============  =======   ============  ======  ===========   ======

               Security Federal Corporation and Subsidiaries
    Item 2. Management's Discussion and Analysis of Financial Condition and
                        Results of Operations, Continued

Advances From FHLB - FHLB advances are summarized by year of maturity and weighted average interest rate in the table below:

                                                                 Balance
                                                          ---------------------
                September 30, 2006    March 31, 2006       Increase (Decrease)
              --------------------- --------------------  ---------------------
Fiscal Year Due: Balance      Rate     Balance     Rate     Balance    Percent
              -------------   -----  ------------  -----  ----------- ---------
2007             11,600,000   4.09%    18,000,000   2.83% $(6,400,000)  (35.56)%
2008             10,000,000   4.25      5,000,000   3.09    5,000,000   100.00
2009             20,000,000   3.28     20,000,000   3.28            -        -
2010              5,000,000   3.09      5,000,000   3.09            -        -
2011             15,000,000   4.76     20,000,000   4.37   (5,000,000)  (25.00)
Thereafter       78,356,791   4.19     63,363,000   4.04   14,993,791    23.66
               ------------          ------------         -----------  -------
Total Advances $139,956,791   4.09%  $131,363,000   3.74% $ 8,593,791     6.54%
               ============          ============         ===========  =======

These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank's portfolio of residential first mortgage loans and investment securities with approximate amortized cost and fair value of $77.6 million and $76.4 million at September 30, 2006. Advances are subject to prepayment penalties.

The following table shows callable FHLB advances as of the dates indicated. These advances are also included in the above table. All callable advances are callable at the option of the FHLB. If an advance is called, the Bank has the option to payoff the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

                                       As of September 30, 2006
------------------------------------------------------------------------------------------------------------
Borrow Date       Maturity Date     Amount    Int. Rate     Type         Call Dates
------------     ---------------   ---------  ----------    ---------    ---------------------------------

11/07/02             11/07/12      $5,000,000    3.354%     1 Time Call    11/07/07
10/24/03             10/24/08      10,000,000    2.705      Multi-Call     10/24/06 and quarterly thereafter
02/20/04             02/20/14       5,000,000    3.225      1 Time Call    02/20/09
04/16/04             04/16/14       3,000,000    3.330      1 Time Call    04/16/08
09/16/04             09/16/09       5,000,000    3.090      1 Time Call    09/17/07
06/24/05             06/24/15       5,000,000    3.710      1 Time Call    06/24/10
07/22/05             07/22/15       5,000,000    3.790      1 Time Call    07/22/08
10/21/05             10/21/10       5,000,000    4.770      1 Time Call    10/23/06
11/10/05             11/10/15       5,000,000    4.400      1 Time Call    11/10/09
11/23/05             11/23/15       5,000,000    3.933      Multi-Call     11/23/07 and quarterly thereafter
11/29/05             11/29/13       5,000,000    4.320      1 Time Call    05/29/09
12/14/05             12/14/11       5,000,000    4.640      1 Time Call    09/14/09
01/12/06             01/12/16       5,000,000    4.450      1 Time Call    01/12/11
03/01/06             03/03/14       5,000,000    4.720      1 Time Call    03/03/10
03/24/06             03/24/16       5,000,000    4.120      Multi-Call     03/26/07 and quarterly thereafter
03/24/06             03/25/13       5,000,000    4.580      1 Time Call    03/25/08
04/21/06             04/22/13       5,000,000    4.530      Multi-Call     04/23/07 and quarterly thereafter
06/02/06             06/02/16       5,000,000    5.160      1 Time Call    06/02/11
07/11/06             07/11/08       5,000,000    4.800%     Multi-Call     07/11/08 and quarterly thereafter




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



Mandatorily Redeemable Financial Instrument - On June 30, 2006, the Company recorded a $1.4 million mandatorily redeemable financial instrument as a result of the acquisition of the Collier-Jennings Companies. See Note 4, "Acquisition". The shareholder of Collier-Jennings Companies received cash and was issued stock to settle the acquisition. The Company will release the shares to the shareholder of Collier-Jennings Companies over a three-year period. The stock is mandatorily redeemable by the shareholder of Collier-Jennings Companies in cumulative increments of 20% per year for a five-year period at the greater of $26 per share or one and one-half times the book value of the Company's stock.

Junior Subordinated Debentures - On September 21, 2006, Security Federal Statutory Trust (the "Trust"), wholly-owned subsidiary of the Company, issued and sold fixed and floating rate capital securities of the trust (the "Capital Securities"), which are reported on the consolidated balance sheet as junior subordinated debentures, generating proceeds of $5.0 million. The Trust loaned these proceeds to the Company to use for general corporate purposes, primarily to provide capital to the Bank. The debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.

The Capital Securities in the transaction accrue and pay distributions annually at a rate per annum equal to a blended rate of 6.99% at September 30, 2006. One-half of the offering has a fixed rate of 6.88% and the remaining half has a floating rate of three-month LIBOR plus 170 basis points, which was 7.09% at September 30, 2006. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of December 15, 2036. The Company has no current intention to exercise its right to defer payments of interest on the Capital Securities.

The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, and or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part, on or after September 15, 2011. The Company may also redeem the capital securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium

Equity - Shareholders' equity increased $2.8 million or 7.5% to $40.4 million at September 30, 2006 from $37.6 million at March 31, 2006. The employee stock ownership trust of the Company paid $216,000 of principal on the employee stock ownership plan loan during the six-month period. Accumulated Other Comprehensive Loss, net of tax, decreased $590,000 to $1.5 million during the six months ended September 30, 2006. The Company's net income for the six-month period was $2.0 million. The Board of Directors of the Company declared the 62nd and 63rd consecutive quarterly dividend, which was $.06 per share, in April and August 2006, which totaled $310,000. Book value per share was $15.44 at September 30, 2006 compared to $14.82 at March 31, 2006.

               Security Federal Corporation and Subsidiaries
     Item 2. Management's Discussion and Analysis of Financial Condition and
                          Results of Operations

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
--------------------------------------------------------------------------------

Net Income - Net income increased $77,000 or 8.1% to $1.0 million for the three months ended September 30, 2006 compared to $950,000 for the three months ended September 30, 2005. The primary reason for the increased earnings was an increase in net interest income and non-interest income offset partially by an increase in non-interest expenses.

Net Interest Income - Net interest income increased $351,000 or 8.6% to $4.5 million during the three months ended September 30, 2006, compared to $4.1 million for the same period in 2005, as a result of an increase in interest income offset in part by an increase in interest expense. Average interest earning assets increased $58.7 million to $643.6 million while average interest-bearing liabilities increased $62.0 million to $595.3 million. The interest rate spread decreased four basis points to 2.48% during the three months ended September 30, 2006 compared to the same period in 2005.

The Company's net interest margin was 2.77% and 2.81% for the quarters ended September 30, 2006 and 2005, respectively.

Interest Income - Total interest income increased $2.3 million or 29.3% to $10.2 million during the three months ended September 30, 2006 from $7.9 million for the same period in 2005. Total interest income on loans increased $2.0 million or 35.7% to $7.7 million during the three months ended September 30, 2006 as a result of the average loan portfolio balance increasing $68.5 million and the yield in the loan portfolio increasing 92 basis points. Interest income from mortgage-backed securities decreased $34,000 or 2.5% as a result of a decrease in the average balance of the portfolio of $3.8 million. Interest income from investment securities increased $332,000 or 39.0% as a result of an increase in the yield and average balance of the investment securities portfolio.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended September 30, 2006 and 2005:

                                   Three Months Ended September 30,
                  ----------------------------------------------------------
                         2006                 2005
                  ------------------- --------------------
                                                               Increase/
                                                               (Decrease)
                                                             In Interest And
                    Average               Average           Dividend Income
                    Balance    Yield      Balance    Yield      From 2005
                  ------------ -----  ------------   -----     -----------
Loans Receivable,
 Net              $401,747,357  7.64%  $333,276,971   6.72%    $ 2,017,161
Mortgage-Backed
 Securities        131,036,771  4.04    134,859,239   4.03         (33,656)
Investments        109,441,726  4.33    114,000,237   2.99         332,339
Overnight Time       1,374,907  5.15      2,743,254   3.22          (4,372)
Security Federal
 Statutory Trust        17,222  6.99              -      -             301
                  ------------ ------  ------------  -----     -----------
Total Interest-
 Earning Assets   $643,617,983  6.34%  $584,879,701   5.36%    $ 2,311,773
                  ============ ======  ============  =====     ===========

Interest Expense - Total interest expense increased $2.0 million or 51.8% to $5.7 million during the three months ended September 30, 2006 compared to $3.8 million for the same period one-year earlier. The increase in total interest expense is attributable to the increases in short-term interest rates, interest-bearing deposits, and borrowings. Interest expense on deposits increased $1.5 million or 56.6% during the period as average interest bearing deposits grew $38.0 million compared to the average balance in the three months ended September 30, 2005 while the cost of deposits increased 102 basis points. Interest expense on advances and other borrowings increased $435,000 or 39.4% as the cost of debt outstanding increased 61 basis points during the 2006 period compared to 2005 while average total borrowings outstanding increased approximately $23.4 million. Interest expense on junior subordinated debentures was $10,000 for the three months ended September 30, 2006 compared to zero for the same period one year ago. The junior subordinated debentures are the result of the Company's $5.0 million trust preferred securities offering.

                  Security Federal Corporation and Subsidiaries
    Item 2. Management's Discussion and Analysis of Financial Condition and
                        Results of Operations, Continued

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended September 30, 2006 and 2005:

                               Three Months Ended September 30,
                      --------------------------------------------------------
                                2006                 2005
                      --------------------   --------------------
                                                                    Increase/
                                                                    (Decrease)
                                                                    In Interest
                       Average                  Average              Expense
                       Balance      Yield       Balance    Yield     From 2005
                      ------------   -----   ------------  ------    ----------
Now And Money Market
 Accounts             $211,401,478   3.25%   $224,400,556   2.31%    $ 422,933
Passbook Accounts       16,965,702   0.99      18,115,343   0.99        (2,890)
Certificates Accounts  219,210,108   4.45     167,071,454   3.21     1,095,551
FHLB Advances And Other
 Borrowed Money        147,195,359   4.18     123,760,967   3.57       434,880
Junior Subordinated
 Debentures                572,778   6.99               -      -        10,002
                       -----------   -----    -----------   -----    ----------
Total Interest-
 Bearing Liabilities  $595,345,425   3.86%   $533,348,320   2.84%   $1,960,476
                       ===========   =====    ===========   =====    ==========


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

The Bank's provision for loan losses was $150,000 during the three months ended September 30, 2006 compared to $165,000 for the quarter ended September 30, 2005. The $15,000 or 9.1% decrease reflects the Company's current credit quality and reduction in classified assets, impaired loans and net charge-offs. The following table details selected activity associated with the allowance for loan losses for the three months ended September 30, 2006 and 2005

                                  September 30, 2006      September 30, 2005
                                  ------------------      ------------------
Beginning Balance                  $       6,853,908      $        6,428,900
 Provision                                   150,000                 165,000
 Charge-offs                                 (45,659)                (91,316)
 Recoveries                                   36,374                  30,083
                                  ------------------      ------------------
 Ending Balance                    $       6,994,623      $        6,532,667
                                  ==================      ==================
Allowance For Loan Losses As
 A Percentage Of Gross Loans
 Receivable And Loans Held For
 Sale At The End Of The Period                  1.69%                   1.76%
Allowance For Loan Losses As A
 Percentage Of Impaired Loans At The
 End Of The Period                            516.15%                 478.46%


Impaired Loans                             1,355,141               1,365,343
Nonaccrual Loans And 90 Days Or
 More Past Due Loans As A Percentage
 Of Loans Receivable And Loans Held For
 Sale At The End Of The Period                  0.25%                   0.46%
Loans Receivable, Net              $     406,503,846      $      339,771,557

                Security Federal Corporation and Subsidiaries
     Item 2. Management's Discussion and Analysis of Financial Condition and
                      Results of Operations, Continued

Non-Interest Income - Non-interest income increased $300,000 or 43.1% to $997,000 for the three months ended September 30, 2006 from $696,000 for the same period one year ago. The following table provides a detailed analysis of the changes in the components of non-interest income:


                                     Three Months              Increase/
                                  Ended September 30,         (Decrease)
                                  --------------------   ----------------------
                                    2006        2005      Amounts       Percent
                                  --------    --------   ---------     --------

Gain On Sale Of Investments, Net  $      -    $ 31,422    $(31,422)     (100.0)%
Gain On Sale Of Loans               93,998     118,253     (24,255)      (20.5)
Service Fees On Deposit Accounts   291,635     288,867       2,768        0.96
Income From Cash Value Of
 Life Insurance                     62,037           -      62,037       100.0
Commissions On Insurance           209,246       8,078     201,168      2490.3
Other Agency Income                 94,308           -      94,308       100.0
Trust Income                       121,556     109,322      12,234        11.2
Other                              123,822     140,549     (16,727)      (11.9)
                                  --------    --------    --------      ------
Total non-interest income         $996,602    $696,491    $300,111        43.1%
                                  ========    ========    ========      =======

Income from cash value of life insurance was $62,000 for the three months ended September 30, 2006 compared to no income during the same period one year ago. This increase is the result of the Company's purchase of bank owned life insurance for certain officers of the Company. Commissions on insurance and other agency income increased as a result of the Collier-Jennings Companies acquisition. Other miscellaneous income including credit life insurance commissions, safe deposit rental income, annuity and stock brokerage commissions, trust fees, and other miscellaneous fees, decreased $17,000 to $124,000 during the three months ended September 30, 2006 compared to the same period one year ago.

Non-Interest Expense - Non-interest expense increased $558,000 or 17.6% to $3.7 million for the three months ended September 30, 2006 from $3.2 million for the same period one year ago. The following table provides a detailed analysis of the changes in the components of non-interest expense:

                                     Three Months              Increase/
                                  Ended September 30,         (Decrease)
                                 ------------------------  --------------------
                                    2006          2005      Amounts    Percent
                                 ----------    ----------  ---------  ---------
Salaries And Employee Benefits   $2,303,160    $1,835,356  $ 467,804      25.5%
Occupancy                           350,668       319,330     31,338       9.8
Advertising                          61,301        43,521     17,780      40.9
Depreciation And Maintenance
 Of Equipment                       316,326       258,318     58,008      22.5
FDIC Insurance Premiums               4,820        14,167        653       4.6
Other                               682,926       700,962    (18,036)     (2.6)
                                 ----------    ----------  ---------   --------
Total Non-Interest Expenses      $3,729,201    $3,171,654    557,547      17.6%
                                 ==========    ==========  =========   ========

Salary and employee benefits increased $468,000 to $2.3 million for the three months ended September 30, 2006 from $1.8 million for the same period one year ago. The majority of the increase is the result of hiring additional staff to handle the Company's growth and increased regulatory reporting requirements and absorbing the Collier-Jennings Companies' employees. Advertising expense increased $18,000 to $61,000 for the three months ended September 30, 2006 from $44,000 for the same period one year ago. The increase is attributable to the Company using more print media advertising to attract deposits and consumer loans.

Provision For Income Taxes - Provision for income taxes increased $32,000 or 6.1% to $545,000 for the three months ended September 30, 2006 from $514,000 for the same period one year ago. Income before income taxes was $1.6 million for the three months ended September 30, 2006 compared to $1.5 million for the three months ended September 30, 2005. The Company's combined federal and state effective income tax rate for the current quarter was 34.7% compared to 35.1% for the same quarter one year ago.

                Security Federal Corporation and Subsidiaries
    Item 2. Management's Discussion and Analysis of Financial Condition and
                          Results of Operations, Continued

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
-------------------------------------------------------------------------------

Net Income - Net income increased $170,000 or 9.1% to $2.1 million for the six months ended September 30, 2006 compared to $1.9 million for the six months ended September 30, 2005. The primary reason for the increased earnings was an increase in net interest income and non-interest income offset partially by an increase in non-interest expenses.

Net Interest Income - Net interest income increased $790,000 or 9.8% to $8.9 million during the six months ended September 30, 2006, compared to $8.1 million for the same period in 2005, as a result of an increase in interest income offset in part by an increase in interest expense. Average interest earning assets increased $59.0 million to $639.4 million while average interest-bearing liabilities increased $61.6 million to $591.4 million. The interest rate spread increased one basis point to 2.52% during the six months ended September 30, 2006 compared to the same period in 2005.

The Company's net interest margin decreased one basis point to 2.77% for the six months ended September 30, 2006 from 2.78% for the same period last year.

Interest Income - Total interest income increased $4.5 million or 29.2% to $19.8 million during the six months ended September 30, 2006 from $15.3 million for the same period in 2005. Total interest income on loans increased $3.8 million or 35.0% to $14.7 million during the six months ended September 30, 2006 as a result of the average loan portfolio balance increasing $64.3 million and the yield in the loan portfolio increasing 91 basis points. Interest income from mortgage-backed securities increased $16,000 or 0.6% as a result of an increase in the yield in the mortgage-backed portfolio despite a decrease in the average balance of the portfolio of $1.1 million. Interest income from investment securities increased $659,000 or 39.42% as a result of an increase in the yield and average balance of the investment securities portfolio.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the six months ended September 30, 2006 and 2005:

                                  Six Months Ended June 30,
                  ----------------------------------------------------------
                            2006                 2005
                  -------------------  -------------------
                                                               Increase/
                                                               (Decrease)
                                                             In Interest And
                    Average               Average           Dividend Income
                    Balance    Yield      Balance    Yield      From 2005
                  -----------  -----   -----------   -----  ----------------
Loans Receivable,
 Net             $393,415,196  7.47%  $329,082,445    6.56%  $    3,804,146
Mortgage-Backed
 Securities       133,904,026  4.13    135,029,542    4.07           16,407
Investments       110,848,663  4.21    114,022,782    2.93          659,124
Overnight Time      1,271,278  5.06      2,339,854    3.10           (4,116)
Security Federal
 Statutory Trust        8,611  6.99              -       -              301
                 ------------ ------  ------------   ------- --------------
Total Interest-
 Earning Assets  $639,447,774  6.20%  $580,474,623    5.25%  $    4,475,862
                 ============ ======  ============   ======= ==============

                   Security Federal Corporation and Subsidiaries
     Item 2. Management's Discussion and Analysis of Financial Condition and
                             Results of Operations, Continued

Interest Expense - Total interest expense increased $3.7 million or 50.7% to $11.0 million during the six months ended September 30, 2006 compared to $7.3 million for the same period one year earlier. The increase in total interest expense is attributable to the increases in short-term interest rates, and the increase in the amount of interest-bearing deposits, and borrowings. Interest expense on deposits increased $2.8 million or 53.7% during the period as average interest bearing deposits grew $34.1 million compared to the average balance in the six months ended September 30, 2006 while the cost of deposits increased 106 basis points. Interest expense on advances and other borrowings increased $891,000 or 42.8% as the cost of debt outstanding increased 57 basis points during the six months ended September 30, 2006 compared to the same period in 2005 while average total borrowings outstanding increased approximately $27.2 million. Interest expense on junior subordinated debentures was $10,000 for the six months ended September 30, 2006 compared to zero for the same period one year ago. The junior subordinated debentures are the result of the Company's $5.0 million trust preferred securities offering.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the six months ended September 30, 2006 and 2005:

                                     Six Months Ended June 30,
              -----------------------------------------------------------------
                       2006                     2005
              ---------------------    -----------------------
                                                                   Increase/
                                                                  (Decrease)
                                                                  In Interest
                 Average                 Average                    Expense
                 Balance      Yield      Balance        Yield      From 2005
              -------------   -----    -------------   -------    -------------
Now And Money
 Market Accounts  $212,905,689    3.10%   $ 227,926,361      2.23%   $  750,920
Passbook Accounts   17,048,654    0.98       18,102,759      0.98        (5,213)
Certificates
 Accounts          214,810,211    4.28      164,664,372      3.10     2,038,369
FHLB Advances
 And Other
 Borrowed Money    146,307,123    4.07      119,108,106      3.50       891,370
Junior Subordinated
 Debentures            286,389    6.99                -         -        10,002
                  ------------   -----    -------------   -------    ----------
Total Interest-
 Bearing
 Liabilities      $591,358,066    3.71%   $ 529,801,598      2.75%  $ 3,685,448
                  ============   =====    =============   =======   ===========

                Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and
                        Results of Operations, Continued

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

The Bank's provision for loan losses was $300,000 during the six months ended September 30, 2006 compared to $330,000 for the six months ended September 30, 2005. The $30,000 or 9.1% decrease reflects the Company's current credit quality and reduction in classified assets, impaired loans and net charge-offs. The following table details selected activity associated with the allowance for loan losses for the six months ended September 30, 2006 and 2005:

                                   September 30, 2006     September 30, 2005
                                   ------------------     ------------------
Beginning Balance                  $        6,704,734     $        6,284,055
 Provision                                    300,000                330,000
 Charge-offs                                  (75,278)              (121,220)
 Recoveries                                    65,167                 39,832
                                   ------------------     ------------------
 Ending Balance                    $        6,994,623     $        6,532,667
                                   ==================     ==================

Allowance For Loan Losses As
 A Percentage Of Gross Loans
 Receivable And Loans Held For
 Sale At The End Of The Period                   1.69%                  1.76%
Allowance For Loan Losses As A
 Percentage Of Impaired Loans At The
 End Of The Period                             516.15%                478.46%
Impaired Loans                              1,355,141              1,365,343
Nonaccrual Loans And 90 Days Or More
 Past Due Loans As A Percentage Of Loans
 Receivable And Loans Held For Sale At
 The End Of The Period                           0.25%                  0.46%
Loans Receivable, Net              $      406,503,846     $      339,771,557


Non-Interest Income - Non-interest income increased $410,000 or 30.7% to $1.7 million for the six months ended September 30, 2006 from $1.3 million for the same period one year ago. The following table provides a detailed analysis of the changes in the components of non-interest income:

                                       Six Months              Increase/
                                  Ended September 30,         (Decrease)
                                  ------------------  -----------------------
                                    2006       2005    Amounts       Percent
                                  --------    ------  ----------    ---------
Gain On Sale Of Investments,
 Net                           $         - $   48,962 $  (48,962)    (100.0)%
Gain On Sale Of Loans              207,253    253,563    (46,310)     (18.3)
Service Fees On Deposit Accounts   569,503    572,064     (2,561)      (0.5)
Income From Cash Value Of
 Life Insurance                    118,545          -    118,545      100.0
Commissions On Insurance           214,635      8,904    205,731     2310.5
Other Agency Income                 94,308          -     94,308      100.0
Trust Income                       217,556    178,593     38,963       21.8
Other                              326,796    276,212     50,584       18.3
                                ---------- ---------- ----------     --------
Total non-interest income       $1,748,596 $1,338,298 $  410,298       30.7%
                                ========== ========== ==========     ========

Income from cash value of life insurance was $119,000 for the six months ended September 30, 2006 compared to no income during the same period one year ago. This increase is the result of the Company purchasing bank owned life insurance for certain officers of the Company. This increase is the result of the Company's purchase of bank owned life insurance for certain officers of the Company. Commissions on insurance and other agency income increased as a result of the Collier-Jennings Companies acquisition. Other miscellaneous income including credit life insurance commissions, safe deposit rental income, annuity and stock brokerage commissions, trust fees, and other miscellaneous fees, increased $51,000 to $327,000 during the six months ended September 30, 2006 compared to the same period one year ago.

             Security Federal Corporation and Subsidiaries
Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations, Continued

Non-Interest Expense - Non-interest expense increased $1.0 million or 16.3% to $7.2 million for the six months ended September 30, 2006 from $6.2 million for the same period one year ago. The following table provides a detailed analysis of the changes in the components of non-interest expense:

                                       Six Months
                                  Ended September 30,    Increase/(Decrease)
                                ----------------------   -------------------
                                     2006        2005      Amounts   Percent
                                ----------  ----------   ---------   -------
Salaries And Employee Benefits  $4,428,529  $3,596,303   $ 832,226    23.1%
Occupancy                          668,263     631,177      37,086     5.9
Advertising                        135,950      68,990      66,960    97.1
Depreciation And Maintenance
   Of Equipment                    607,795     510,119      97,676    19.2
FDIC Insurance Premiums             28,962      28,686         276     1.0
Other                            1,303,006   1,332,503     (29,497)   (2.2)
                                ----------  ----------   ---------   -------
Total Non-Interest Expenses     $7,172,505  $6,167,778   1,004,727    16.3%
                                ==========  ==========   =========   =======

Salary and employee benefits increased $832,000 to $4.4 million for the six months ended September 30, 2006 from $3.6 million for the same period one year ago. The majority of the increase is the result of hiring additional staff to handle the Company's growth and increased regulatory reporting requirements and absorbing the Collier-Jennings Companies' employees. Advertising expense increased $67,000 to $136,000 for the six months ended September 30, 2006 from $69,000 for the same period one year ago. The increase is attributable to the Company using more print media advertising to attract deposits and consumer loans.

Provision For Income Taxes - Provision for income taxes increased $56,000 or 5.4% to $1.1 million for the six months ended September 30, 2006 from $1.0 million for the same period one year ago. Income before income taxes was $3.1 million for the six months ended September 30, 2006 compared to $2.9 million for the six months ended September 30, 2005. The Company's combined federal and state effective income tax rate for the six month ended September 30, 2006 was 34.8% compared to 35.6% for the same period one year ago.

Liquidity Commitments, Capital Resources , and Impact of Inflation and Changing Prices

Liquidity - The Company actively analyzes and manages the Bank's liquidity with the objective of maintaining an adequate level of liquidity and to ensure the availability of sufficient cash flows to support loan growth, fund deposit withdrawals, fund operations, and satisfy other financial commitments. See the "Consolidated Statements of Cash Flows" contained in Item 1 - Financial Statements, herein.

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

During the six months ended September 30, 2006 loan disbursements exceeded loan repayments resulting in a $31.4 million or 8.4% increase in total net loans receivable. During the six months ended September 30, 2006, deposits increased $7.8 million and FHLB advances increased $8.6 million. The Bank had $108.6 million in additional borrowing capacity at the FHLB at the end of the period. At September 30, 2006, the Bank had $195.4 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed.

The Company has plans to expand its branch network, which could cause earnings to level off or decline for a period of time. The leveling off or decline in earnings will be attributed the lag that exists from the time a branch is built to when it becomes profitable. In the next twelve months, we anticipate investing $5.0 to $6.0 million in land, buildings, and equipment. In the next twenty-four months, we anticipate investing $8.0 to $10.0 million in land, buildings, and equipment. The anticipated costs could be affected by increased construction costs, weather delays, and/or other uncertainties.

                   Security Federal Corporation and Subsidiaries
Item 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations, Continued

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2006.

                                           After
                                 After One Three                 Greater
                        Within   Through   Through               Than
                        One      Three     Twelve    Within      One
(Dollars in thousands)  Month    Months    Months    One Year    Year     Total
                        ------   -------   -------   --------   ------   -------
Unused lines of credit $ 3,753   $ 7,268   $33,394     44,415  $40,820   $85,235

Standby letters of credit  247       115       241        603        -       603
                        ------   -------   -------   --------   ------   -------
Total                  $ 4,000   $ 7,383   $33,635   $ 45,018  $40,820   $85,838
                        ======   =======   =======   ========   ======   =======

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

For the six month ended September 30, 2006, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.49%. As of the year ended March 31, 2006, the interest rate spread was 2.48%. The interest rate spread increased due
to the growth of loan receivables.   Loan receivables earn a higher yield than
investment securities. However, if interest rates were to increase suddenly and significantly, the Bank's net interest income and net interest spread would be compressed.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 ("Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that at September 30, 2006 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls: In the quarter ended September 30, 2006, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Item 2   Unregistered sales of Equity Securities and Use Of Proceeds
         -----------------------------------------------------------

                                                              (d)Maximum Number
                  (a)Total                 (c)Total Number of    of Shares that
                   Number of   (b)Average    Shares Purchased as  May Yet Be
                   Shares       Price Paid   Part of Publicly   Purchased Under
Period             Purchased    per Share    Announced Program    the Program

July 1-July 31, 2006     -             -                  -              114,688

August 1-
 August 30, 2006     3,600        $23.06              3,600              111,088

September 1-
 September 30, 2006      -             -                  -              111,088
                   -------------------------------------------------------------
Total                3,600        $23.06              3,600              111,088
                   =============================================================

         In May 2004, the Company's Board of Directors authorized a 5% repurchase plan, or 126,000 shares of the Company's outstanding common stock. As of September 30, 2006, 14,912 shares have been repurchased under this program. The Company repurchased 3,600 any shares of its outstanding Common Stock during the three months ended September 30, 2006.

         On August 24, 2006, the Company issued 54,512 shares of its Common Stock, par value $0.01 per share, to Gerald Jennings in connection with the Company 's acquisition of the Collier Jennings Financial Corporation ("Collier Jennings"). Mr. Jennings was the sole shareholder and president of Collier Jennings and received the shares of the Company's Common Stock as part of his consideration for the sale of all of the outstanding shares of Collier Jennings to the Company. As provided in the Merger Agreement and Plan of Merger filed as an exhibit to the Company's Current Report on Form 8-K dated June 9, 2006, the Company will release the shares to Mr. Jennings over a three-year period.

Item 3   Defaults Upon Senior Securities
         -------------------------------
         None

Item 4   Submission Of Matters To A Vote Of Security Holders
         ---------------------------------------------------
         The election of directors was presented for vote to the shareholders at the Annual Meeting held July 21, 2005. Votes for T. Clifton Weeks were as follows: 1,907,513 votes for, 17,866 withheld. Votes for Timothy W. Simmons were as follows: 1,901,928 votes for, 23,451 votes withheld. Votes for Roy G. Lindburg were as follows:
         1,901,904 votes for, 23,475 votes withheld. Directors continuing in office are Harry O. Weeks, Jr., Robert E. Alexander, William Clyburn, G.L. Toole, III, Thomas L. Moore, and J. Chris Verenes.

Item 5   Other Information
         -----------------
         None

                Security Federal Corporation and Subsidiaries

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



                                        SECURITY FEDERAL CORPORATION




Date: November 14, 2006             By:/s/Timothy W. Simmons
      --------------------             ------------------------
                                       Timothy W. Simmons
                                       President
                                       Duly Authorized Representative



Date: November 14, 2006             By:/s/Roy G. Lindburg
      --------------------             ------------------------
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

Date: November 14, 2006

                                        /s/Timothy W. Simmons
                                        -----------------------
                                        Timothy W. Simmons
                                        President and Chief Executive Officer

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

Date: November 14, 2006

                                                 /s/Roy G. Lindburg
                                                 -----------------------
                                                 Roy G. Lindburg
                                                 Chief Financial Officer

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


   /s/Timothy W. Simmons                     /s/Roy G. Lindburg
   ------------------------                  ------------------------
   Timothy W. Simmons                        Roy G. Lindburg
   Chief Executive Officer                   Chief Financial Officer


   Dated: November 14, 2006