Form 10-Q
period 2006-12-31
SECURITY FEDERAL CORP
filed 2007-02-14
CIK 818677

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                  FORM 10-Q

(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD:

                  FROM:                 TO:
                        ---------------     ----------------

                      COMMISSION FILE NUMBER:  0-16120

                        SECURITY FEDERAL CORPORATION

                South Carolina                     57-0858504
       (State or other jurisdiction of           (IRS Employer
       incorporation or organization             Identification No.)

       1705 WHISKEY ROAD, AIKEN, SOUTH CAROLINA       29801
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

Large accelerated filed [ ]   Accelerated filer[ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).

                                YES      NO   X
                                   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


         CLASS:                 OUTSTANDING SHARES AT:   SHARES:
        ---------------         ----------------------   -------------

        Common Stock, par          January 31, 2007         2,609,601
        value $0.01 per share

                                      INDEX

==============================================================================

PART I.  FINANCIAL INFORMATION (UNAUDITED)                          PAGE NO.

Item 1.  Financial Statements (Unaudited):

            Consolidated Balance Sheets at December 31, 2006
            and March 31, 2006                                         1

            Consolidated Statements of Income for the Three and
            Nine Months Ended December 31, 2006 and 2005               2

            Consolidated Statements of Shareholders' Equity and
            Comprehensive Income at December 31, 2005 and 2006         4

            Consolidated Statements of Cash Flows for the Nine
            Months Ended December 31, 2006 and 2005                    5

            Notes to Consolidated Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk    28

Item 4.  Controls and Procedures                                       28

==============================================================================

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                             29

Item 1A. Risk Factors                                                  29

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   29

Item 3.  Defaults Upon Senior Securities                               29

Item 4.  Submission of Matters to a Vote of Security Holders           29

Item 5   Other Information                                             29

Item 6.  Exhibits                                                      30

         Signatures                                                    31

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

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                    Security Federal Corporation and Subsidiaries
                             Consolidated Balance Sheets

                                        December 31, 2006      March 31, 2006
                                      --------------------    ----------------
Assets:                                    (Unaudited)           (Audited)
 Cash And Cash Equivalents            $        10,694,191     $    14,351,208
 Investment And Mortgage-Backed
 Securities:
  Available For Sale: (Amortized cost
                      of $180,261,315
                      at December 31,
                      2006 and
                      $166,808,236 at
                      March 31, 2006)         178,496,125         163,445,066

 Held To Maturity:    (Fair value of
                      $65,028,212 at
                      December 31,
                      2006 and
                      $73,084,450 at
                      March 31, 2006)          65,980,541          74,987,805
                                     --------------------    ----------------
 Total Investment And Mortgage-Backed
  Securities                                  244,476,666         238,432,871
                                      --------------------    ----------------
Loans Receivable, Net:
 Held For Sale                                  4,548,662           1,320,644
 Held For Investment:(Net of allowance
                     of $7,133,315 at
                     December 31, 2006
                     and $6,704,734 at
                     March 31, 2006)          416,934,692         373,788,432
                                     --------------------    ----------------
 Total Loans Receivable, Net                  421,483,354         375,109,076
                                     --------------------    ----------------
 Accrued Interest Receivable:
  Loans                                         1,484,714           1,096,014
  Mortgage-Backed Securities                      546,965             508,432
  Investments                                   1,081,033             945,620
 Premises And Equipment, Net                   14,597,007          11,662,976
 Federal Home Loan Bank Stock, At Cost          7,933,400           7,149,800
 Bank Owned Life Insurance                      5,721,583           5,000,001
 Repossessed Assets Acquired In
  Settlement Of Loans                                   -              91,022
 Goodwill                                       1,197,954                   -
 Other Assets                                   5,407,999           4,330,795
                                     --------------------    ----------------
Total Assets                         $        714,624,866    $    658,677,815
                                     ====================    ================
Liabilities And Shareholders' Equity
Liabilities:
 Deposit Accounts                    $        507,562,059    $    479,229,339
 Advances From Federal Home Loan
  Bank                                        148,353,041         131,363,000
 Other Borrowed Money                           6,862,120           7,289,773
 Advance Payments By Borrowers For
  Taxes And Insurance                             299,780             501,998
 Mandatorily Redeemable Financial
  Instrument                                    1,417,312                   -
 Junior Subordinated Debentures                 5,155,000                   -
 Other Liabilities                              3,407,746           2,691,946
                                     --------------------    ----------------
Total Liabilities                    $        673,057,058    $    621,076,056
                                     --------------------    ----------------
Shareholders' Equity:
 Serial Preferred Stock, $.01 Par
  Value; Authorized Shares - 200,000;
  Issued And Outstanding Shares -
  None                               $                  -    $              -
 Common Stock, $.01 Par Value;
  Authorized Shares - 5,000,000;
  Issued - 2,635,942 And Outstanding
  Shares - 2,616,077 At December 31,
  2006 And 2,558,234 And 2,537,378
  At March 31, 2006                                25,794              25,582
 Additional Paid-In Capital                     4,801,947           4,404,110
 Treasury Stock, (At Cost, 19,865 and
  11,312 Shares, Respectively)                   (437,055)           (238,656)
 Indirect Guarantee Of Employee Stock
  Ownership Trust Debt                                  -            (215,503)
 Accumulated Other Comprehensive Loss          (1,095,078)         (2,086,509)
 Retained Earnings, Substantially
  Restricted                                   38,272,200          35,712,735
                                     --------------------    ----------------
Total Shareholders' Equity           $         41,567,808    $     37,601,759
                                     --------------------    ----------------
Total Liabilities And Shareholders'
 Equity                               $        714,624,866    $    658,677,815
                                      ====================    ================

           See accompanying notes to consolidated financial statements.

                    Security Federal Corporation and Subsidiaries
                    Consolidated Statements of Income (Unaudited)

                                               Three Months Ended December 31,
                                             ---------------------------------
                                                   2006              2005
                                             --------------       ------------
Interest Income:
 Loans                                       $    7,986,476       $  6,017,333
 Mortgage-Backed Securities                       1,456,544          1,333,025
 Investment Securities                            1,314,913            962,379
 Other                                               29,551             10,835
                                             --------------       ------------
Total Interest Income                            10,787,484          8,323,572
                                             --------------       ------------
Interest Expense:
 NOW And Money Market Accounts                    1,684,765          1,358,825
 Passbook Accounts                                   41,189             43,143
 Certificate Accounts                             2,846,184          1,523,634
 Advances And Other Borrowed Money                1,715,572          1,186,344
 Junior Subordinated Debentures                      91,983                  -
                                             --------------       ------------
Total Interest Expense                            6,379,693          4,111,946
                                             --------------       ------------

Net Interest Income                               4,407,791          4,211,626
 Provision For Loan Losses                          150,000            165,000
                                             --------------       ------------
 Net Interest Income After Provision For
  Loan Losses                                     4,257,791          4,046,626
                                             --------------       ------------
Other Income:
 Gain On Sale Of Loans                               88,137            121,138
 Service Fees On Deposit Accounts                   296,135            303,173
 Income From Cash Value Of Life Insurance            62,037                  -
 Commissions On Insurance                           198,772              6,966
 Other Agency Income                                 46,494                  -
 Trust Income                                       110,211             81,579
 Other                                              212,558            147,867
                                             --------------       ------------
Total Other Income                                1,014,344            660,723
                                             --------------       ------------
General And Administrative Expenses:
 Salaries And Employee Benefits                   2,361,104          1,847,482
 Occupancy                                          359,530            331,501
 Advertising                                         98,672             44,402
 Depreciation And Maintenance Of Equipment          300,211            274,324
 FDIC Insurance Premiums                              4,624             14,561
 Other                                              692,571            692,196
                                             --------------       ------------
Total General And Administrative Expenses         3,816,712          3,204,466
                                             --------------       ------------

 Income Before Income Taxes                       1,455,423          1,502,883
 Provision For Income Taxes                         478,638            544,908
                                             --------------       ------------
Net Income                                   $      976,785       $    957,975
                                             ==============       ============

Basic Net Income Per Common Share            $         0.37       $       0.38
                                             ==============       ============
Diluted Net Income Per Common Share          $         0.37       $       0.37
                                             ==============       ============
Cash Dividend Per Share On Common Stock      $         0.06       $       0.04
                                             ==============       ============
Basic Weighted Average Shares Outstanding         2,617,037          2,536,304
                                             ==============       ============
Diluted Weighted Average Shares Outstanding       2,625,945          2,570,767
                                             ==============       ============

          See accompanying notes to consolidated financial statements.

                   Security Federal Corporation and Subsidiaries
                   Consolidated Statements of Income (Unaudited)

                                                Nine Months Ended December 31,
                                               -------------------------------
                                                    2006             2005
                                               -------------    --------------

Interest Income:
 Loans                                         $  22,679,587    $   16,906,298
 Mortgage-Backed Securities                        4,223,959         4,084,033
 Investment Securities                             3,646,142         2,634,484
 Other                                                62,023            47,122
                                               -------------    --------------
Total Interest Income                             30,611,711        23,671,937
                                               -------------    --------------
Interest Expense:
 NOW And Money Market Accounts                     4,982,221         3,905,361
 Passbook Accounts                                   125,095           132,262
 Certificate Accounts                              7,437,930         4,077,011
 Advances And Other Borrowed Money                 4,690,964         3,270,366
 Junior Subordinated Debentures                      101,985                 -
                                               -------------    --------------
Total Interest Expense                            17,338,195        11,385,000
                                               -------------    --------------

Net Interest Income                               13,273,516        12,286,937
 Provision For Loan Losses                           450,000           495,000
                                               -------------    --------------
 Net Interest Income After Provision
  For Loan Losses                                 12,823,516        11,791,937
                                               -------------    --------------
Other Income:
 Gain On Sale of Investments                               -            48,962
 Gain On Sale Of Loans                               295,390           374,701
 Service Fees On Deposit Accounts                    865,638           875,237
 Income From Cash Value Of Life Insurance            180,582                 -
 Commissions On Insurance                            413,407            15,870
 Other Agency Income                                 140,802                 -
 Trust Income                                        327,767           260,172
 Other                                               539,354           424,079
                                               -------------    --------------
Total Other Income                                 2,762,940         1,999,021
                                               -------------    --------------
General And Administrative Expenses:
 Salaries And Employee Benefits                    6,789,633         5,443,785
 Occupancy                                         1,027,793           962,678
 Advertising                                         234,622           113,392
 Depreciation And Maintenance Of Equipment           908,006           784,443
 FDIC Insurance Premiums                              33,586            43,247
 Other                                             1,995,577         2,024,699
                                               -------------    --------------
Total General And Administrative Expenses         10,989,217         9,372,244
                                               -------------    --------------

 Income Before Income Taxes                        4,597,239         4,418,714
 Provision For Income Taxes                        1,571,083         1,581,817
                                               -------------    --------------
Net Income                                     $   3,026,156    $    2,836,897
                                               =============    ==============

Basic Net Income Per Common Share              $        1.17    $         1.12
                                               =============    ==============
Diluted Net Income Per Common Share            $        1.16    $         1.11
                                               =============    ==============
Cash Dividend Per Share On Common Stock        $        0.18    $         0.12
                                               =============    ==============
Basic Weighted Average Shares Outstanding          2,588,864         2,531,885
                                               =============    ==============
Diluted Weighted Average Shares Outstanding        2,600,966         2,565,949
                                               =============    ==============

           See accompanying notes to consolidated financial statements.

                       Security Federal Corporation and Subsidiaries
       Consolidated Statements of Shareholders' Equity and Comprehensive Income (Unaudited)

                                                                    Accumulated
                                                        Indirect       Other
                                   Additional           Guarantee   Comprehen-
                          Common   Paid-In    Treasury     of       sive Income    Retained
                          Stock    Capital    Stock     ESOP Debt     (Loss)       Earnings       Total
                          -------- ---------- --------  ----------  -----------  -----------  --------------


Balance At March 31,
 2005                     $ 25,438 $4,181,804 $(165,089) $(276,217)  $  (961,504)  $32,306,633  $35,111,065
Net Income                       -          -         -          -             -     2,836,897    2,836,897
Other Comprehensive
 Income, Net Of Tax:
 Unrealized Holding Losses
  On Securities Available
  For Sale                       -          -         -          -      (865,866)            -     (865,866)
 Plus Reclassification
  Adjustments For Gains
  Included In Net Income         -          -         -          -       (30,356)            -      (30,356)

Comprehensive Income             -          -         -          -             -             -    1,940,675
Purchase Of Treasury Stock
 At Cost, 1,635 shares           -          -   (35,167)         -             -             -      (35,167)
Exercise Of Stock Options      126    192,318         -          -             -             -      192,444
Decrease In Indirect Guarantee
 Of ESOP Debt                    -          -         -     60,714             -             -       60,714
Cash Dividends                   -          -         -          -             -      (304,832)    (304,832)
                          -------- ----------   -------  ---------   -----------   -----------  -----------
Balance At December 31,
 2005                     $ 25,564 $4,374,122 $(200,256) $(215,503)  $(1,857,726)  $34,838,698  $36,964,899
                          ======== ==========   =======  =========   ===========   ===========  ===========


                                                                    Accumulated
                                                        Indirect       Other
                                   Additional           Guarantee   Comprehen-
                          Common   Paid-In    Treasury     of       sive Income    Retained
                          Stock    Capital    Stock     ESOP Debt     (Loss)       Earnings       Total
                          -------- ---------- --------  ----------  -----------  -----------  --------------
Balance At March 31,
 2006                     $ 25,582 $4,404,110 $(238,656) $(215,503)  $(2,086,509) $35,712,735  $ 37,601,759
Net Income                       -          -         -          -             -    3,026,156     3,026,156
Other Comprehensive
 Income, Net Of Tax:
 Unrealized Holding Gains
  On Securities Available
  For Sale                       -          -         -          -       991,431            -       991,431

Comprehensive Income             -          -         -          -             -            -     4,017,587
Purchase Of Treasury Stock
 At Cost, 8,553 shares           -          -  (198,399)         -             -            -      (198,399)
Decrease In Indirect Guarantee
 Of ESOP Debt                    -          -         -    215,503             -            -       215,503
Exercise Of Stock Options      212    393,033         -          -             -            -       393,245
Stock Compensation Expense       -      4,804         -          -             -            -         4,804
Cash Dividends                   -          -         -          -             -     (466,691)     (466,691)
                          -------- ---------- ---------   --------   -----------  -----------  ------------
Balance At December 31,
 2006                     $ 25,794 $4,801,947 $(437,055)  $      -   $(1,095,078) $38,272,200  $ 41,567,808
                          ======== ========== =========   ========   ===========  ===========  ============

                      See accompanying notes to consolidated financial statements.

               Security Federal Corporation and Subsidiaries
             Consolidated Statements of Cash Flows (Unaudited)

                                              Nine Months Ended December 31,
                                           -----------------------------------
                                                 2006              2005
                                           ---------------      --------------
Cash Flows From Operating Activities:
Net Income                                 $     3,026,156      $   2,836,897
Adjustments To Reconcile Net Income
To Net Cash Provided (Used) By
Operating Activities:
  Depreciation And Amortization Expense            745,479            731,381
  Amortization Of Intangible Assets                 45,000                  -
  Stock Option Compensation Expense                  4,804                  -
  Discount Accretion And Premium Amortization      321,311            762,876
  Provisions For Losses On Loans And Real Estate   450,000            495,000
  Gain On Sale Of Loans                           (295,390)          (374,701)
  Gain On Sale Of Mortgage Backed Securities
   Available For Sale                                    -            (48,962)
  Loss (Gain) On Sale Of Real Estate               (48,678)            21,416
  Amortization Of Deferred Fees On Loans          (227,638)          (139,852)
  Loss on Disposition of Premises and Equipment        215              4,469
  Proceeds From Sale Of Loans Held For Sale     17,846,130         24,294,189
  Origination Of Loans For Sale                (20,778,758)       (22,355,760)
  (Increase) Decrease In Accrued Interest
    Receivable:
     Loans                                        (388,700)          (236,254)
     Mortgage-Backed Securities                    (38,533)            46,878
     Investments                                  (135,413)           (51,709)
  Increase (Decrease) In Advance Payments
   By Borrowers                                   (202,218)           150,219
   Other, Net                                     (578,090)           674,086
                                           ---------------      --------------
Net Cash Provided (Used) By Operating
  Activities                                      (254,323)         6,810,173
                                           ---------------      --------------

Cash Flows From Investing Activities:
  Principal Repayments On Mortgage-Backed
   Securities Available For Sale                27,419,083         39,543,268
  Principal Repayments On Mortgage-Backed
   Securities Held To Maturity                           -             10,407
  Purchase Of Investment Securities Available
   For Sale                                    (18,941,966)       (20,046,195)
  Purchase Of Mortgage-Backed Securities
   Available For Sale                          (26,982,890)       (24,569,383)
  Maturities Of Investment Securities
   Available For Sale                            4,738,645          4,674,853
  Maturities of Investment Securities
   Held To Maturity                              9,000,000          1,000,000
  Proceeds From Sale Of Mortgage-Backed
   Securities Available For Sale                         -          3,797,360
  Proceeds From Sale Of Mortgage-Backed
   Securities Held To Maturity                           -            249,650
  Purchase Of FHLB Stock                        (5,482,400)        (4,697,800)
  Redemption Of FHLB Stock                       4,698,800          3,848,400
  Increase In Loans To Customers               (43,368,622)       (40,527,093)
  Proceeds From Sale Of Repossessed Assets         139,700             96,499
  Purchase And Improvement Of Premises And
   Equipment                                    (3,679,725)        (2,323,574)
  Purchase Of Bank Owned Life Insurance           (721,582)                 -
                                           ---------------      --------------
  Net Cash Used By Investing Activities        (53,180,957)       (38,943,608)
                                           ---------------      --------------
Cash Flows From Financing Activities:
  Increase In Deposit Accounts                  28,332,720          19,885,007
  Proceeds From FHLB Advances                  222,223,450         181,395,000

  Repayment Of FHLB Advances                  (205,233,409)      (160,920,000)
  Net (Repayments) Proceeds Of Other
   Borrowings                                     (427,653)           466,778
  Proceeds From Junior Subordinated
   Debentures                                    5,155,000                 -
  Dividends To Shareholders                       (466,691)          (304,832)
  Purchase Of Treasury Stock                      (198,399)           (35,167)
  Proceeds From Exercise of Stock Options          393,245            192,444
                                           ---------------      --------------
Net Cash Provided By Financing Activities       49,778,263          40,679,230
                                           ---------------      --------------
                                                                   (Continued)

                Security Federal Corporation and Subsidiaries
              Consolidated Statements of Cash Flows (Unaudited)

                                              Nine Months Ended December 31,
                                           -----------------------------------
                                                 2006              2005
                                           ---------------     --------------

(Decrease) Increase In Cash And Cash
  Equivalents                                   (3,657,017)         8,545,795
Cash And Cash Equivalents At Beginning
  Of Period                                      14,351,208         7,916,488
                                           ----------------    --------------
Cash And Cash Equivalents At End Of Period $     10,694,191    $   16,462,283
                                           ================    ==============

Supplemental Disclosure Of Cash Flows
Information:
Cash Paid During The Period For Interest   $     16,896,006    $   11,161,678
Cash Paid During The Period For Income
 Taxes                                     $      1,117,000    $    1,742,825
Additions To Repossessed Acquired Through
 Foreclosure                               $              -    $      210,785
Decrease (Increase) In Unrealized Net
 Loss On Securities Available For Sale,
 Net Of Taxes                              $        991,431    $    (896,222)
Issuance Of A Mandatorily Redeemable
 Financial Instrument Through The
 Issuance Of Common Stock                         1,417,312                -

         See accompanying notes to consolidated financial statements.

               Security Federal Corporation and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in Security Federal Corporation's (the "Company") 2006 Annual Report to Shareholders when reviewing interim financial statements. The results of operations for the nine month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year. This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, changes in interest rates, the demand for loans, the regulatory environment, general economic conditions and inflation, and the securities markets. Management cautions readers of this Form 10-Q not to place undue reliance on the forward-looking statements contained herein.

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

             Cash And Cash Equivalents           $       43,192
             Accounts Receivable                        784,247
             Premises And Equipment                      41,696
             Other Assets                                56,289
             Intangible Assets                          600,000
             Goodwill                                 1,197,954
                                                 --------------
               Total Assets Acquired                  2,723,378
                                                 --------------

             Notes Payable                              386,185
             Other Liabilities                          739,881
               Total Liabilities Assumed              1,126,066
                                                 --------------
             Net Assets Acquired                 $    1,597,312
                                                 ==============

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

               Security Federal Corporation and Subsidiaries
        Notes to Consolidated Financial Statements (Unaudited), Continued

5. Earnings Per Share, Continued

The following table provides a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                       For the Quarter Ended
                           ----------------------------------------------
                                         December 31, 2006
                           ----------------------------------------------
                              Income
                           (Numerator)         Shares
                              Amount       (Denominator)        Per Share
                           ----------      -------------        ---------
Basic EPS                  $  976,785          2,617,037        $    0.37
Effect of Diluted
 Securities:
  Stock Options                     -              8,908                -
                           ----------      -------------        ---------
Diluted EPS                $  976,785          2,625,945        $    0.37
                           ==========      =============        =========

                                       For the Quarter Ended
                           ----------------------------------------------
                                         December 31, 2005
                           ----------------------------------------------
                              Income
                           (Numerator)         Shares
                              Amount       (Denominator)        Per Share
                           ----------      -------------        ---------

Basic EPS                  $  957,975          2,536,304        $    0.38
Effect of Diluted
 Securities:
  Stock Options                     -             24,919            (.007)
  ESOP                              -              9,544            (.003)
                           ----------      -------------        ---------
Diluted EPS                $  957,975          2,570,767        $    0.37
                           ==========      =============        =========

                                      For the Nine Months Ended
                           ----------------------------------------------
                                         December 31, 2006
                           ----------------------------------------------
                              Income
                           (Numerator)         Shares
                              Amount       (Denominator)        Per Share
                           ----------      -------------        ---------

Basic EPS                  $3,026,156          2,588,864        $    1.17
Effect of Diluted
 Securities:
  Stock Options                     -             12,102            (.01)
                           ----------      -------------        ---------
Diluted EPS                $3,026,156          2,600,966        $    1.16
                           ==========      =============        =========

                                      For the Nine Months Ended
                           ----------------------------------------------
                                         December 31, 2005
                           ----------------------------------------------
                              Income
                           (Numerator)         Shares
                              Amount       (Denominator)        Per Share
                           ----------      -------------        ---------
Basic EPS                  $2,836,897          2,531,885        $    1.12
Effect of Diluted
 Securities:
  Stock Options                     -             24,471          (0.007)
  ESOP                              -              9,593          (0.003)
                           ----------      -------------        ---------
Diluted EPS                $2,836,897          2,565,949        $    1.11
                           ==========      =============        =========

               Security Federal Corporation and Subsidiaries
     Notes to Consolidated Financial Statements (Unaudited), Continued

6.   Stock-Based Compensation

On April 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123R, "Accounting for Stock-Based Compensation," to account for compensation costs under its stock option plans. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees (as amended)" ("APB 25"). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company's stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123R had been utilized.

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

                                 Three Months Ended      Nine Months Ended
                                     December 31,           December 31,
                               ---------------------   ----------------------
                                  2006         2005      2006         2005
                               ---------   ---------   ----------  ----------
Net income, as reported        $ 976,785   $ 957,975   $3,026,156  $2,836,897

Add: Stock-based compensation
 expense included in reported
 net income, net of related
 tax effects                       2,883           -        4,804           -
Deduct: Stock-based compensation
 expense determined under fair
 market value based method on
 all awards, net of related
 tax effects                      (2,883)    (30,570)      (4,804)    (91,710)
                               ---------   ---------   ----------  ----------
Pro forma net income including
 stock-based compensation cost
 based on fair-value method    $ 976,785   $ 927,405   $3,026,156  $2,745,187
                               =========   =========   ==========  ==========
Earnings per share:

Basic - as reported            $    0.37   $    0.38   $     1.17  $     1.12
Basic - pro forma              $    0.37   $    0.37   $     1.17  $     1.08

Diluted - as reported          $    0.37   $    0.37   $     1.17  $     1.11
Diluted - pro forma            $    0.37   $    0.36   $     1.17  $     1.07

The following is a summary of the activity under the Company's incentive stock option plan.

                                Three Months Ended         Nine Months Ended
                                December 31, 2006          December 31, 2006
                              ---------------------    -----------------------
                                           Weighted                   Weighted
                                           Average                    Average
                                           Exercise                   Exercise
                                Shares     Price          Shares      Price
                              ---------------------    -----------------------
Balance, Beginning of
Period/Year                    111,446    $   20.19     118,046    $    19.50
 Options granted                     -            -      13,500         23.03
 Options exercised               3,596        11.79      23,196         16.95
 Options forfeited               6,750        18.90       7,250         19.27
                              --------                 --------
Balance, December 31, 2006     101,100    $   20.58     101,100    $    20.58
                              ========                 ========
Options Exercisable             87,600    $   20.20      87,600    $    20.20
                              ========                 ========
Options Available For Grant     57,500                   57,500
                              ========                 ========

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

                                         For Awards            For Awards
                                       Granted During        Granted During
                                       The Three Month       The Nine Month
                                        Period Ended          Period Ended
                                        December 31,          December 31,
                                   --------------------    -------------------
                                     2006        2005       2006        2005
                                   ---------    -------    -------    --------
Awards granted                          -           -       13,500        -
Dividend Yield                          -           -        1.03%        -
Expected Volatility                     -           -       30.21%        -
Risk-free interest rate                 -           -        4.36%        -
Expected life                           -           -         9.01        -


At December 31, 2006, the Company had the following options outstanding:

                      Outstanding
    Grant Date          Options           Option Price      Expiration Date
   -------------     --------------    -----------------  -------------------
    10/19/99             30,600             $16.67         9/30/05 to 9/30/09

      9/1/03              3,000             $24.00               8/31/13

     12/1/03              3,000             $23.65              11/30/13

     1/01/04              7,000             $24.22              12/31/13

      3/8/04             13,000             $21.43               2/28/14

      6/7/04              2,000             $24.00               5/31/14

      1/1/05             21,000             $20.55              12/31/14

      1/1/05              2,000             $22.61              12/31/15

      1/1/06              6,000             $23.91              12/31/16

     8/24/06             13,500             $23.03               8/24/16

                Security Federal Corporation and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited), Continued

7.   Accounting and Reporting Changes

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140." This Statement amends FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises' financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements.

                Security Federal Corporation and Subsidiaries
       Notes to Consolidated Financial Statements (Unaudited), Continued

7.   Accounting and Reporting Changes, Continued

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which amends SFAS No. 87 and SFAS No. 106 to require recognition of the over-funded or under-funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are
amortized as a component of net periodic cost. The measurement date   the date
at which the benefit obligation and plan assets are measured   is required to
be the company's fiscal year end. SFAS No. 158 is effective for publicly held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not have a defined benefit pension plan. Therefore SFAS No. 158 will not impact the Company's financial condition or results of operations.

In September, 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF 06-4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements". EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion 1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying EITF 06-4 through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or
(b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations and cash flows.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, "Accounting for Purchases of Life Insurance Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance." EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

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

             Security Federal Corporation and Subsidiaries
     Notes to Consolidated Financial Statements (Unaudited), Continued

8.   Securities

Investment And Mortgage-Backed Securities, Available For Sale
-------------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

                                          Gross        Gross
December 31, 2006        Amortized      Unrealized   Unrealized
------------------          Cost          Gains        Losses     Fair Value
                        ------------   ----------   ----------   -----------
US Government and
 Agency Obligations     $ 42,681,560    $  14,079   $  188,673  $ 42,506,966
Mortgage-Backed
 Securities              137,476,817      169,149    1,760,907   135,885,059
Equity Securities            102,938        1,162            -       104,100
                        ------------    ---------   ----------  ------------
Total                   $180,261,315    $ 184,390   $1,949,580  $178,496,125
                        ============    =========   ==========  ============

March 31, 2006
--------------

US Government and
 Agency Obligations     $ 28,466,546    $       -   $  311,234  $ 28,155,312
Mortgage-Backed
 Securities              138,238,752      126,648    3,178,584   135,186,816
Equity Securities            102,938            -            -       102,938
                        ------------    ---------   ----------  ------------
Total                   $166,808,236    $ 126,648   $3,489,818  $163,445,066
                        ============    =========   ==========  ============

Investment and Mortgage-Backed Securities, Held to Maturity
-----------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:
                                          Gross        Gross
December 31, 2006        Amortized      Unrealized   Unrealized
-----------------           Cost          Gains        Losses     Fair Value
                        ------------   ----------   ----------  ------------
US Government and
 Agency Obligations     $ 65,980,541   $   12,820   $  965,149  $ 65,028,212
                        ============   ==========   ==========  ============

March 31, 2006
--------------

US Government and       ------------   ----------   ----------  ------------
 Agency Obligations     $ 74,987,805   $        -   $1,903,355  $ 73,084,450
                        ============   ==========   ==========  ============

                Security Federal Corporation and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited), Continued

9.   Loans Receivable, Net

Loans receivable, net, at December 31, 2006 and March 31, 2006 consisted of the following:

                                       December 31, 2006       March 31, 2006
                                    ---------------------    -----------------
  Residential Real Estate            $        126,507,744    $     122,026,298
  Consumer                                     64,814,782           58,612,669
  Commercial Business & Real Estate           238,785,530          209,214,332
  Loans Held For Sale                           4,548,662            1,320,644
                                              434,656,718          391,173,943
                                    ---------------------    -----------------
Less:
  Allowance For Possible Loan Loss              7,133,315            6,704,734
  Loans In Process                              5,776,071            9,185,133
  Deferred Loan Fees                              263,978              175,000
                                               13,173,364           16,064,867
                                    ---------------------    -----------------
                                    $         421,483,354    $     375,109,076
                                    =====================    =================

                Security Federal Corporation and Subsidiaries
   Item 2.  Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

Safe Harbor Statement

Certain matters in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide range of factors including, but not limited to, the general business environment, interest rates, the South Carolina real estate market, the demand for loans, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other risks detailed in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended March 31, 2006. Forward-looking statements are effective only as of the date that they are made and the Company assumes no obligation to update this information

Comparison Of Financial Condition At December 31, 2006 and March 31, 2006

General - Total assets increased $55.9 million or 8.5% to $714.6 million at December 31, 2006 from $658.7 million at March 31, 2006. The primary reason for the growth in total assets was a $46.4 million or 12.4% increase in net loans receivable to $421.5 million. For the nine months ended December 31, 2006, the demand for loans was funded with decreased cash and cash equivalents of $3.7 million or 25.5%, increased deposits of $28.3 million or 5.9% and advances from the Federal Home Loan Bank ("FHLB") of $17.0 million or 12.9%.

Assets - The increases and decreases in total assets were primarily concentrated in the following asset categories:

                                                         Increase (Decrease)
                              December 31,   March 31,   --------------------
                                 2006          2006        Amount     Percent
                              -----------   -----------  -----------  -------
Cash And Cash Equivalents     $10,694,191   $14,351,208  $(3,657,017)  (25.5)%
Investment And Mortgage-
 Backed Securities
 Available For Sale           178,496,125   163,445,066   15,051,059     9.2
Investment And Mortgage-
 Backed Securities Held
 To Maturity                   65,980,541    74,987,805   (9,007,264)  (12.0)
Loan Receivable, Net          421,483,354   375,109,076   46,374,278    12.4
Premises And Equipment, Net    14,597,007    11,662,976    2,934,031    25.2
FHLB Stock, At Cost             7,933,400     7,149,800      783,600    11.0
Bank Owned Life Insurance       5,721,583     5,000,001      721,582    14.4
Goodwill                        1,197,954             -    1,197,954   100.0
Other Assets                    5,407,999     4,330,795    1,077,204    24.9

Cash and cash equivalents decreased $3.7 million to $10.7 million at December 31, 2006 from $14.4 million at March 31, 2006. The reason for the decrease is the Company used cash and cash equivalents to fund loans.

Investments and mortgage-backed securities increased $6.0 million or 2.5% to $244.5 million at December 31, 2006 from $238.4 million at March 31, 2006. The increase in investments and mortgage-backed securities is attributable to purchases and an increase in market value on mortgage-backed securities and investments.

                 Security Federal Corporation and Subsidiaries
   Item 2.  Management's Discussion and Analysis of Financial Condition and
                     Results of Operations, Continued

Loans receivable, net increased $46.4 million or 12.4% to $421.5 million at December 31, 2006 from $375.1 million at March 31, 2006. Residential real estate loans increased $4.5 million to $126.5 million at December 31, 2006 from $122.0 million at March 31, 2006. Consumer loans increased $6.2 million to $64.8 million at December 31, 2006 from $58.6 million at March 31, 2006. The increase in consumer loans is attributable to a special rate promotion that was being advertised in print media. Commercial business and real estate loans increased $29.6 million to $238.8 million at December 31, 2006 from $209.2 million at March 31, 2006. The increase in commercial loans was attributable to the Company's continued focus on originating this type of loan. Loans held for sale increased $3.2 million to $4.5 million at December 31, 2006 from $1.3 million at March 31, 2006. The increase is attributable to the lag between the time a mortgage loan is originated and sold to an investor.

Premises and equipment, net increased $2.9 million to $14.6 million at December 31, 2006 from $11.7 million at March 31, 2006. The majority of the increase is for furniture and equipment for our main office and the acquisition of land in Ballentine, South Carolina and northeast Richland County for future branch offices.

FHLB stock, at cost, increased $784,000 to $7.9 million at December 31, 2006 from $7.1 million at March 31, 2006. The increase is attributable to a FHLB requirement that the Company maintain stock equal to 0.20% of total assets at December 31, 2006 plus a transaction component, which equals 4.5% of outstanding advances (borrowings) from the FHLB of Atlanta.

Bank owned life insurance increased $722,000 to $5.7 million at December 31, 2006 from $5.0 million at March 31, 2006. The Company purchased additional life insurance to provide key man life insurance for additional officers and the cash surrender value continues to increase.

Goodwill was $1.2 million at December 31, 2006 compared to zero at March 31, 2006. Goodwill is related to the acquisition of the Collier-Jennings Companies.

Other assets increased $1.1 to $5.4 million at December 31, 2006 from $4.3 million at March 31, 2006. The majority of the increase is the result of the acquisition of the Collier-Jennings Companies. Accounts receivable, intangible assets-net associated with the acquisition of the Collier-Jennings Companies are included in other assets.

Liabilities

Deposit Accounts
                                                              Balance
                                                        -------------------
                 December 31, 2006   March 31, 2006     Increase (Decrease)
                 -----------------  ------------------  -------------------
                            Weighted            Weighted
                  Balance     Rate     Balance    Rate    Amount      Percent
                ------------  ----  ------------  ----  -----------   -------
Demand Accounts:
Checking        $100,787,190  0.80% $105,347,713  0.97% $(4,560,523)    (4.3)%
Money Market     142,821,464  4.15   151,494,548  3.50   (8,673,084)    (5.7)
Regular Savings   16,097,801  0.98    17,795,109  0.98   (1,697,308)    (9.5)
                ------------  ----  ------------  ----  -----------   ------
Total            259,706,455  2.65   274,637,370  2.36  (14,930,915)    (5.4)
                ------------  ----  ------------  ----  -----------   ------
Certificate Accounts
0.00 - 1.99%               -              59,797            (59,797)  (100.0)
2.00 - 2.99%       1,938,491          26,836,415        (24,897,924)   (92.8)
3.00 - 3.99%      34,825,565          72,831,817        (38,006,252)   (52.2)
4.00 - 4.99%      57,365,265          94,240,989        (36,875,724)   (39.1)
5.00 - 5.99%     153,726,283          10,622,951        143,103,332  1,447.1
                ------------  ----  ------------  ----  -----------   ------
Total            247,855,604  4.92   204,591,969  3.98   43,263,635     21.2
                ------------  ----  ------------  ----  -----------   ------
Total Deposits  $507,562,059  3.76% $479,229,339  3.05% $28,332,720     5.9%
                ============  ====  ============  ====  ===========   ======

               Security Federal Corporation and Subsidiaries
  Item 2.  Management's Discussion and Analysis of Financial Condition and
                     Results of Operations, Continued

Advances From FHLB - FHLB advances are summarized by year of maturity and weighted average interest rate in the table below:

                                                                Balance
                                                         --------------------
                 December 31, 2006     March 31, 2006    Increase (Decrease)
                ------------------   ------------------  --------------------
Fiscal Year Due:    Balance   Rate       Balance   Rate     Balance   Percent
                ------------  ----   ------------  ----  ------------ -------
2007              10,000,000  4.07%    18,000,000  2.83% $ (8,000,000) (44.4)%
2008              10,000,000  4.31      5,000,000  3.09     5,000,000  100.0
2009              25,000,000  4.76     20,000,000  3.28     5,000,000   25.0
2010               5,000,000  3.09      5,000,000  3.09             -      -
2011              10,000,000  4.76     20,000,000  4.37   (10,000,000) (50.0)
Thereafter        88,353,041  4.22     63,363,000  4.04    24,990,041   39.4
                ------------         ------------         -----------  -----
Total Advances  $148,353,041  4.31%  $131,363,000  3.74%  $16,990,041   12.9%
                ============         ============         ===========  =====

These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank's portfolio of residential first mortgage loans and investment securities with approximate amortized cost and fair value of $80.8 million and $79.6 million at December 31, 2006. Advances are subject to prepayment penalties.

The following table shows callable FHLB advances as of the dates indicated. These advances are also included in the above table. All callable advances are callable at the option of the FHLB. If an advance is called, the Bank has the option to payoff the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.



                             As of December 31, 2006
--------------------------------------------------------------------------------------------------
Borrow Date  Maturity Date    Amount    Int. Rate   Type         Call Dates
-----------  -------------  ----------  ---------  -----------   ---------------------------------
11/07/02     11/07/12       $5,000,000     3.354%  1 Time Call   11/07/07
02/20/04     02/20/14        5,000,000     3.225   1 Time Call   02/20/09
04/16/04     04/16/14        3,000,000     3.330   1 Time Call   04/16/08
09/16/04     09/16/09        5,000,000     3.090   1 Time Call   09/17/07
06/24/05     06/24/15        5,000,000     3.710   1 Time Call   06/24/10
07/22/05     07/22/15        5,000,000     3.790   1 Time Call   07/22/08
11/10/05     11/10/15        5,000,000     4.400   1 Time Call   11/10/09
11/23/05     11/23/15        5,000,000     3.933   Multi-Call    11/23/07 and quarterly thereafter
11/29/05     11/29/13        5,000,000     4.320   1 Time Call   05/29/09
12/14/05     12/14/11        5,000,000     4.640   1 Time Call   09/14/09
01/12/06     01/12/16        5,000,000     4.450   1 Time Call   01/12/11
03/01/06     03/03/14        5,000,000     4.720   1 Time Call   03/03/10
03/24/06     03/24/16        5,000,000     4.120   Multi-Call    03/26/07 and quarterly thereafter
03/24/06     03/25/13        5,000,000     4.580   1 Time Call   03/25/08
04/21/06     04/22/13        5,000,000     4.530   Multi-Call    04/23/07 and quarterly thereafter
06/02/06     06/02/16        5,000,000     5.160   1 Time Call   06/02/11
07/11/06     07/11/08        5,000,000     4.800   Multi-Call    07/11/08 and quarterly thereafter
10/25/06     12/25/11        5,000,000     4.830   1 Time Call   10/27/08
11/29/06     11/29/16        5,000,000     4.025   Multi-Call    11/29/07

                                      18

               Security Federal Corporation and Subsidiaries
  Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations, Continued

                               As of March 31, 2006
--------------------------------------------------------------------------------------------------
Borrow Date  Maturity Date    Amount    Int. Rate   Type         Call Dates
-----------  -------------  ----------  ---------  -----------   ---------------------------------
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




Mandatorily Redeemable Financial Instrument - On June 30, 2006, the Company recorded a $1.4 million mandatorily redeemable financial instrument as a result of the acquisition of the Collier-Jennings Companies. See Note 4, "Acquisition". The shareholder of Collier-Jennings Companies received cash and was issued stock in the Company to settle the acquisition. The Company will release the shares to the shareholder of Collier-Jennings Companies over a three-year period. The stock is mandatorily redeemable by the shareholder of Collier-Jennings Companies in cumulative increments of 20% per year for a five-year period at the greater of $26 per share or one and one-half times the book value of the Company's stock.

Junior Subordinated Debentures - On September 21, 2006, Security Federal Statutory Trust (the "Trust"), a wholly-owned subsidiary of the Company, issued and sold fixed and floating rate capital securities of the Trust (the "Capital Securities"), which are reported on the consolidated balance sheet as junior subordinated debentures, generating proceeds of $5.0 million. The Trust loaned these proceeds to the Company to use for general corporate purposes, primarily to provide capital to the Bank. The debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.

The Capital Securities accrue and pay distributions annually at a rate per annum equal to a blended rate of 6.97% at December 31, 2006. One-half of the Capital Securities issued in the transaction has a fixed rate of 6.88% and the remaining half has a floating rate of three-month LIBOR plus 170 basis points, which was 7.06% at December 31, 2006. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of December 15, 2036. The Company has no current intention to exercise its right to defer payments of interest on the Capital Securities.

The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, and or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part, on or after September 15, 2011. The Company may also redeem the capital securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium

Equity - Shareholders' equity increased $4.0 million or 10.6% to $41.6 million at December 31, 2006 from $37.6 million at March 31, 2006. The employee stock ownership trust of the Company paid $216,000 of principal on the employee stock ownership plan loan during the nine-month period. Accumulated Other Comprehensive Loss, net of tax, decreased $991,000 to $1.1 million during the nine months ended December 31, 2006. The Company's net income for the nine-month period was $3.0 million. The Board of Directors of the Company declared the 62nd, 63rd, and 64th consecutive quarterly dividend, which was $.06 per share, in April, July, and October 2006, which totaled $467,000.
Book value per share was $15.89 at December 31, 2006 compared to $14.82 at March 31, 2006.

               Security Federal Corporation and Subsidiaries
  Item 2.  Management's Discussion and Analysis of Financial Condition and
                        Results of Operations

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31,2006 AND 2005
------------------------------------------------------------------------------

Net Income - Net income increased $19,000 or 2.0% to $977,000 for the three months ended December 31, 2006 compared to $958,000 for the three months ended December 31, 2005. The primary reason for the increased earnings was increases in net interest income and non-interest income and a decrease in provision for income taxes offset partially by an increase in non-interest expenses.

Net Interest Income - Net interest income increased $196,000 or 4.7% to $4.4 million during the three months ended December 31, 2006, compared to $4.2 million for the same period in 2005, as a result of an increase in interest income offset in part by an increase in interest expense. During the three months ended December 31, 2006, average interest earning assets increased $73.0 million to $670.6 million while average interest-bearing liabilities increased $76.5 million to $621.5 million. The interest rate spread decreased 19 basis points to 2.33% during the three months ended December 31, 2006 compared to the same period in 2005.

The Company's net interest margin was 2.63% and 2.78% for the quarters ended December 31, 2006 and 2005, respectively.

Interest Income - Total interest income increased $2.5 million or 29.6% to $10.8 million during the three months ended December 31, 2006 from $8.3 million for the same period in 2005. Total interest income on loans increased $2.0 million or 32.7% to $8.0 million during the three months ended December 31, 2006 as a result of the average loan portfolio balance increasing $70.3 million and the yield in the loan portfolio increasing 79 basis points. Interest income from mortgage-backed securities increased $124,000 or 9.3% as a result of an increase in yield offset partially by a $13.5 million decrease in the average balance of the portfolio. Interest income from investment securities increased $353,000 or 36.6% as a result of an increase in the yield and average balance of the investment securities portfolio.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended December 31, 2006 and 2005:
                                Three Months Ended December 31,
                         -----------------------------------------------
                              2006              2005
                         ----------------  ---------------
                                                                   Increase/
                                                                   (Decrease)
                                                                   In Interest
                                                                      And
                                                                   Dividend
                            Average              Average            Income
                            Balance   Yield      Balance   Yield   From 2005
                         ------------ -----   ------------ -----   ----------
Loans Receivable, Net    $419,446,443  7.62%  $349,191,412  6.83%  $1,969,143
Mortgage-Backed
  Securities              132,975,594  4.38    146,468,249  3.64      123,519
Investments               115,919,130  4.43    100,926,978  3.75      352,534
Overnight Time              2,080,466  5.15        941,216  4.60       15,951
Security Federal
  Statutory Trust             155,000  6.98              -     -        2,765
                         ------------  ----   ------------  ----   ----------
Total Interest-
  Earning Assets         $670,576,633  6.43%  $597,527,855  5.54%  $2,463,912
                         ============  ====   ============  ====   ==========

Interest Expense - Total interest expense increased $2.3 million or 55.2% to $6.4 million during the three months ended December 31, 2006 compared to $4.1 million for the same period one-year earlier. The increase in total interest expense is attributable to the increases in short-term interest rates, interest-bearing deposits, and borrowings. Interest expense on deposits increased $1.6 million or 56.3% during the period as average interest bearing deposits grew $49.2 million compared to the average balance in the three months ended December 31, 2005 while the cost of deposits increased 112 basis points. Interest expense on advances and other borrowings increased $529,000 or 44.6% as the cost of debt outstanding increased 85 basis points during the 2006 period compared to 2005 while average total borrowings outstanding increased approximately $22.1 million. Interest expense on junior subordinated debentures was $92,000 for the three months ended December 31, 2006 compared to zero for the same period one year ago. The junior subordinated debentures are the result of the Company's $5.0 million trust preferred securities offering.

               Security Federal Corporation and Subsidiaries
  Item 2.  Management's Discussion and Analysis of Financial Condition and
                     Results of Operations, Continued

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended December 31, 2006 and 2005:

                                Three Months Ended December 31,
                         -----------------------------------------------------
                                 2006                  2005
                         ------------------   -------------------
                                                                   Increase/
                                                                   (Decrease)
                                                                   In Interest
                            Average             Average             Expense
                            Balance   Yield     Balance     Yield  From 2005
                         ------------ -----   ------------  -----  ----------
Now And Money Market
 Accounts                $207,023,453  3.26%  $219,249,269  2.48%  $  325,940
Passbook Accounts          16,683,742  0.99     17,474,460  0.99       (1,954)
Certificates Accounts     236,810,841  4.81    174,577,508  3.49    1,322,550
FHLB Advances And Other
 Borrowed Money           155,837,665  4.40    133,752,546   3.55     529,228
Junior Subordinated
 Debentures                 5,155,000  6.98              -      -      91,983
Total Interest-Bearing   ------------  ----   ------------  ----   ----------
 Liabilities             $621,510,701  4.10%  $545,053,783  3.02%  $2,267,747
                         ============  ====   ============  ====   ==========

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

The Bank's provision for loan losses was $150,000 during the three months ended December 31, 2006 compared to $165,000 for the quarter ended December 31, 2005. The $15,000 or 9.1% decrease reflects the Company's current credit quality and reduction in classified assets, impaired loans and net charge-offs. The following table details selected activity associated with the allowance for loan losses for the three months ended December 31, 2006 and 2005.

                                      December 31, 2006   December 31, 2005
                                      -----------------   -----------------
 Beginning Balance                    $       6,994,623   $       6,532,667
   Provision                                    150,000             165,000
   Charge-offs                                  (35,912)           (142,533)
   Recoveries                                    24,604              15,797
                                       ----------------    ----------------
 Ending Balance                       $       7,133,315   $       6,570,931
                                       ================    ================

 Allowance For Loan Losses As A
  Percentage Of Gross Loans Receivable
  And Loans Held For Sale At The End Of
  The Period                                      1.66%               1.82%
 Allowance For Loan Losses As A
  Percentage Of Impaired Loans At The
  End Of The Period                             451.86%             489.06%
 Impaired Loans                               1,578,672           1,343,591
 Nonaccrual Loans And 90 Days Or More
  Past Due Loans As A Percentage Of
  Gross Loans Receivable And Loans Held
  For Sale At The End Of The Period               0.25%               0.46%
 Loans Receivable, Net                $     421,483,354   $     355,286,567

               Security Federal Corporation and Subsidiaries
  Item 2.  Management's Discussion and Analysis of Financial Condition and
                       Results of Operations, Continued

Non-Interest Income - Non-interest income increased $354,000 or 53.5% to $1.0 million for the three months ended December 31, 2006 from $661,000 for the same period one year ago. The following table provides a detailed analysis of the changes in the components of non-interest income:

                                      Three Months
                                    Ended December 31,    Increase/(Decrease)
                                    ------------------    ------------------
                                     2006       2005      Amounts   Percent
                                    ------     ------     -------   -------
Gain On Sale Of Loans                 88,137   121,138     (33,001)   (27.2)%
Service Fees On Deposit Accounts     296,135   303,173      (7,038)    (2.3)
Income From Cash Value Of
    Life Insurance                    62,037         -      62,037    100.0
Commissions On Insurance             198,772     6,966     191,806  2,753.5
Other Agency Income                   46,494         -      46,494    100.0
Trust Income                         110,211    81,579      28,632     35.1
Other                                212,558   147,867      64,691     43.8
                                  ----------  --------   ---------    -----
Total non-interest income         $1,014,344  $660,723   $ 353,621     53.5%
                                  ==========  ========   =========    =====

Income from cash value of life insurance was $62,000 for the three months ended December 31, 2006 compared to no income during the same period one year ago. This increase is the result of the Company's purchase of bank owned life insurance for certain officers of the Company. Commissions on insurance and other agency income increased $192,000 as a result of the Collier-Jennings Companies acquisition. Other miscellaneous income including credit life insurance commissions, safe deposit rental income, annuity and stock brokerage commissions, trust fees, and other miscellaneous fees, increased $64,000 to $213,000 during the three months ended December 31, 2006 compared to the same period one year ago.

Non-Interest Expense - Non-interest expense increased $612,000 or 19.1% to $3.8 million for the three months ended December 31, 2006 from $3.2 million for the same period one year ago. The following table provides a detailed analysis of the changes in the components of non-interest expense:

                                       Three Months
                                    Ended December 31,    Increase/(Decrease)
                                    ------------------    ------------------
                                     2006       2005      Amounts   Percent
                                    ------     ------     -------   -------
Salaries And Employee Benefits    $2,361,104  $1,847,482  $ 513,622    27.8%
Occupancy                            359,530     331,501     28,029     8.5
Advertising                           98,672      44,402     54,270   122.2
Depreciation And Maintenance
  Of Equipment                       300,211     274,324     25,887     9.4
FDIC Insurance Premiums                4,624      14,561     (9,937)  (68.2)
Other                                692,571     692,196        375     0.1
                                  ----------  ----------  ---------   -----
Total Non-Interest Expenses       $3,816,712  $3,204,466  $ 612,246    19.1%
                                  ==========  ==========  =========   =====

Salary and employee benefits increased $514,000 to $2.4 million for the three months ended December 31, 2006 from $1.8 million for the same period one year ago. The majority of the increase is the result of hiring additional staff to handle the Company's growth and increased regulatory reporting requirements and integrating the Collier-Jennings Companies' employees. Advertising expense increased $54,000 to $99,000 for the three months ended December 31, 2006 from $44,000 for the same period one year ago. The increase is attributable to the Company using more print media advertising to attract deposits and consumer loans.

Provision For Income Taxes - Provision for income taxes decreased $66,000 or 12.2% to $479,000 for the three months ended December 31, 2006 from $545,000 for the same period one year ago. Income before income taxes was $1.5 million for the three months ended December 31, 2006 and 2005, respectively. The Company's combined federal and state effective income tax rate for the current quarter was 33.0% compared to 36.3% for the same quarter one year ago.

                Security Federal Corporation and Subsidiaries
  Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations, Continued

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
-----------------------------------------------------------------------------

Net Income - Net income increased $189,000 or 6.7% to $3.0 million for the nine months ended December 31, 2006 compared to $2.8 million for the nine months ended December 31, 2005. The primary reason for the increased earnings was an increase in net interest income and non-interest income offset partially by an increase in non-interest expenses.

Net Interest Income - Net interest income increased $987,000 or 8.0% to $13.3 million during the nine months ended December 31, 2006, compared to $12.3 million for the same period in 2005, as a result of an increase in interest income offset in part by an increase in interest expense. Average interest earning assets increased $63.7 million to $649.9 million while average interest-bearing liabilities increased $66.6 million to $601.5 million. The interest rate spread decreased seven basis points to 2.44% during the nine months ended December 31, 2006 compared to the same period in 2005.

The Company's net interest margin decreased four basis points to 2.72% for the nine months ended December 31, 2006 from 2.76% for the same period last year.

Interest Income - Total interest income increased $6.9 million or 29.3% to $30.6 million during the nine months ended December 31, 2006 from $23.7 million for the same period in 2006. Total interest income on loans increased $5.8 million or 34.2% to $22.7 million during the nine months ended December 31, 2006 as a result of the average loan portfolio balance increasing $66.3 million and the yield in the loan portfolio increasing 87 basis points. Interest income from mortgage-backed securities increased $140,000 or 3.4% as a result of an increase in the yield in the mortgage-backed portfolio despite a decrease in the average balance of the portfolio of $19.5 million. Interest income from investment securities increased $1.0 million or 38.4% as a result of an increase in the yield and average balance of the investment securities portfolio.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the nine months ended December 31, 2006 and 2005:
                                Nine Months Ended December 31,
                        -----------------------------------------------------
                                 2006                  2005
                         ------------------   -------------------
                                                                    Increase/
                                                                   (Decrease)
                                                                   In Interest
                                                                      And
                                                                    Dividend
                            Average             Average              Income
                            Balance   Yield     Balance     Yield   From 2005
                         ------------ -----  ------------  -----   ----------
Loans Receivable, Net    $402,113,832  7.52%  $335,809,808  6.65%  $5,773,289
Mortgage-Backed
  Securities              133,593,423  4.22    153,107,695  3.56      139,926
Investments               112,544,965  4.32     95,390,254  3.68    1,011,658
Overnight Time              1,561,374  5.03      1,871,946  3.36       11,835
Security Federal
  Statutory Trust              58,550  6.98              -     -        3,066
Total Interest-Earning   ------------  ----   ------------  ----   ----------
  Assets                 $649,872,144  6.28%  $586,179,703  5.35%  $6,939,774
                         ============  ====   ============  ====   ==========

               Security Federal Corporation and Subsidiaries
  Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations, Continued

Interest Expense - Total interest expense increased $6.0 million or 52.3% to $17.3 million during the nine months ended December 31, 2006 compared to $11.4 million for the same period one year earlier. The increase in total interest expense is attributable to the increases in short-term interest rates, and the increase in the amount of interest-bearing deposits, and borrowings. Interest expense on deposits increased $4.4 million or 54.6% during the period as average interest bearing deposits grew $39.1 million compared to the average balance in the nine months ended December 31, 2005 while the cost of interest bearing deposits increased 109 basis points. Interest expense on advances and other borrowings increased $1.4 million or 43.4% as the cost of debt outstanding increased 68 basis points during the nine months ended December 31, 2006 compared to the same period in 2005 while average total borrowings outstanding increased approximately $25.5 million. Interest expense on junior subordinated debentures was $102,000 for the nine months ended December 31, 2006 compared to zero for the same period one year ago. The junior subordinated debentures are the result of the Company's $5.0 million trust preferred securities offering.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the nine months ended December 31, 2006 and 2005:

                                Nine Months Ended December 31,
                         -----------------------------------------------------
                                 2006                  2005
                         ------------------   -------------------
                                                                   Increase/
                                                                   (Decrease)
                                                                   In Interest
                            Average             Average             Expense
                            Balance   Yield     Balance     Yield  From 2005
                         ------------ -----   ------------  -----  ----------
Now And Money Market
 Accounts                $210,937,813  3.15%  $225,023,479  2.42%  $1,076,860
Passbook Accounts          16,926,574  0.99     17,892,564  0.99       (7,167)
Certificates Accounts     222,170,422  4.46    167,980,767  3.10    3,360,919
FHLB Advances And Other
  Borrowed Money          149,495,522  4.19    124,007,336  3.51    1,420,598
Junior Subordinated
 Debentures                 1,947,000  6.98              -     -      101,985
Total Interest-Bearing   ------------  ----   ------------  ----   ----------
  Liabilities            $601,477,331  3.84%  $534,904,146  2.84%  $5,953,195
                         ============  ====   ============  ====   ==========

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

The Bank's provision for loan losses was $450,000 during the nine months ended December 31, 2006 compared to $495,000 for the nine months ended December 31, 2005. The $45,000 or 9.1% decrease reflects the Company's current credit quality and reduction in classified assets, impaired loans and net charge-offs. The following table details selected activity associated with the allowance for loan losses for the nine months ended December 31, 2006 and 2005

                                    December 31, 2006     December 31, 2005
                                    -----------------     -----------------
Beginning Balance                   $       6,704,734     $       6,284,055
Provision                                     450,000               495,000
Charge-offs                                  (111,191)             (263,752)
Recoveries                                     89,772                55,628
                                    -----------------     -----------------
Ending Balance                      $       7,133,315     $       6,570,931
                                    =================     =================

Allowance For Loan Losses As A
 Percentage Of Gross Loans Receivable
 And Loans Held For Sale At The End
 Of The Period                                  1.66%                 1.82%
Allowance For Loan Losses As A
 Percentage Of Impaired Loans At
 The End Of The Period                        451.86%               489.06%
Impaired Loans                              1,578,672             1,343,591
Nonaccrual Loans And 90 Days Or
 More Past Due Loans As A Percentage
 Of Gross Loans Receivable And Loans
 Held For Sale At The End Of The
 Period                                         0.51%                 0.46%
Loans Receivable, Net               $     421,483,354     $     355,286,567

Non-Interest Income - Non-interest income increased $764,000 or 38.2% to $2.8 million for the nine months ended December 31, 2006 from $2.0 million for the same period one year ago. The following table provides a detailed analysis of the changes in the components of non-interest income:

                                    Nine Months Ended          Increase/
                                       December 31,            (Decrease)
                                 ----------------------   -------------------
                                     2006       2005       Amounts   Percent
                                 ----------  ----------   ---------  --------
Gain On Sale Of Investments, Net $        -  $   48,962   $ (48,962)  (100.0)%
Gain On Sale Of Loans               295,390     374,701     (79,311)   (21.2)
Service Fees On Deposit Accounts    865,638     875,237      (9,599)    (1.1)
Income From Cash Value Of
  Life Insurance                    180,582           -     180,582    100.0
Commissions On Insurance            413,407      15,870     397,537  2,505.0
Other Agency Income                 140,802           -     140,802    100.0
Trust Income                        327,767     260,172      67,595     26.0
Other                               539,354     424,079     115,275     27.2
                                 ----------  ----------   ---------   ------
Total non-interest income        $2,762,940  $1,999,021   $ 763,919     38.2%
                                 ==========  ==========   =========   ======

Income from cash value of life insurance was $181,000 for the nine months ended December 31, 2006 compared to no income during the same period one year ago. This increase is the result of the Company purchasing bank owned life
insurance for certain officers of the Company.    Commissions on insurance and
other agency income increased $398,000 as a result of the Collier-Jennings Companies acquisition. Other miscellaneous income including credit life insurance commissions, safe deposit rental income, annuity and stock brokerage commissions, and other miscellaneous fees, increased $115,000 to $539,000 during the nine months ended December 31, 2006 compared to the same period one year ago.

               Security Federal Corporation and Subsidiaries
  Item 2.  Management's Discussion and Analysis of Financial Condition and
                     Results of Operations, Continued

Non-Interest Expense - Non-interest expense increased $1.6 million or 17.3% to $11.0 million for the nine months ended December 31, 2006 from $9.4 million for the same period one year ago. The following table provides a detailed analysis of the changes in the components of non-interest expense:

                                   Nine Months Ended        Increase/
                                      December 31,          (Decrease)
                                -----------------------  ---------------------
                                   2006         2005       Amounts    Percent
                                -----------  ----------  ----------  ---------
Salaries And Employee Benefits  $ 6,789,633  $5,443,785  $1,345,848      24.7%
Occupancy                         1,027,793     962,678      65,115       6.8
Advertising                         234,622     113,392     121,230     106.9
Depreciation And Maintenance
  Of Equipment                      908,006     784,443     123,563      15.8
FDIC Insurance Premiums              33,586      43,247      (9,661)    (22.3)
Other                             1,995,577   2,024,699     (29,122)     (1.4)
                                -----------  ----------  ----------  ---------
Total Non-Interest Expenses     $10,989,217  $9,372,244   1,616,973      17.3%
                                ===========  ==========   =========  =========

Salary and employee benefits increased $1.4 to $6.8 million for the nine months ended December 31, 2006 from $5.4 million for the same period one year ago. The majority of the increase is the result of hiring additional staff to handle the Company's growth and increased regulatory reporting requirements and integrating the Collier-Jennings Companies' employees. Advertising expense increased $121,000 to $235,000 for the nine months ended December 31, 2006 from $114,000 for the same period one year ago. The increase is attributable to the Company using more print media advertising to attract deposits and consumer loans.

Provision For Income Taxes - Provision for income taxes decreased $11,000 or 0.7% to $1.6 million for the nine months ended December 31, 2006 from $1.6 million for the same period one year ago. Income before income taxes was $4.6 million for the nine months ended December 31, 2006 compared to $4.4 million for the nine months ended December 31, 2005. The Company's combined federal and state effective income tax rate for the nine months ended December 31, 2006 was 34.2% compared to 35.8% for the same period one year ago.

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

During the nine months ended December 31, 2006 loan disbursements exceeded loan repayments resulting in a $46.4 million or 12.4% increase in total net loans receivable. During the nine months ended December 31, 2006, deposits increased $28.3 million and FHLB advances increased $17.0 million. The Bank had $65.9 million in additional borrowing capacity at the FHLB at the end of the period. At December 31, 2006, the Bank had $225.1 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2006.

                                      After
                          After One   Three                Greater
                 Within    Through    Through               Than
(Dollars           One      Three     Twelve     Within     One
in thousands)     Month    Months     Months    One Year    Year     Total
                 ------    ------     ------    --------   -------   ------

Unused lines
 of credit       $5,864    $ 4,375   $33,151    $ 43,390   $35,794   $79,184

Standby letters
 of credit            -         46       448         494         -       494
                 ------    -------   -------    --------   -------   -------
Total            $5,864    $ 4,421   $33,599    $ 43,884   $35,794   $79,678
                 ======    =======   =======    ========   =======   =======

             Security Federal Corporation and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk inherent in its lending, investment, deposit and borrowing activities. Management actively monitors and manage its interest rate risk exposure. Although the Company manages other risks such as credit quality and liquidity risk in the normal course of business, management considers interest rate risk to be its most significant market risk that could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks such as foreign currency exchange rate risk and commodity price do not arise in the normal course of the Company's business activities.

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

For the nine months ended December 31, 2006, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.44%. For the year ended March 31, 2006, the interest rate spread was 2.48%. The interest rate spread decreased due to the rates paid on deposits outpacing the rates received on loans. The rate differential was offset partially by the growth of loan receivables.
Loan receivables earn a higher yield than investment securities. However, if interest rates were to increase suddenly and significantly, the Bank's net interest income and net interest spread would be compressed.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 ("Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that at December 31, 2006 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is
(i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and
(ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls: In the quarter ended December 31, 2006, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Item 2    Unregistered sales of Equity Securities and Use Of Proceeds
          -----------------------------------------------------------

                                                  (c) Total
                                                  Number of     (d)Maximum
                                                  Shares         Number of
                                                  Purchased      Shares that
                    (a) Total                     as Part of-    May Yet Be
                     Number of    (b)Average      Publicly       Purchased
                     Shares        Price Paid     Announced      Under the
Period               Purchased     Per Share      Program        Program

 October 1-
  October 31,  2006         -               -            -        111,088
 November 1 -
  November 30, 2006       438          $23.75          438        110,650
 December 1 -
  December 31, 2006     4,515           23.25        4,515        106,135
                     -----------------------------------------------------
 Total                  4,953          $23.29        4,953        106,135
                     =====================================================

In May 2004, the Company's Board of Directors authorized a 5% repurchase plan, or 126,000 shares of the Company's outstanding common stock. As of December 31, 2006, 19,865 shares have been repurchased under this program. The Company repurchased 4,953 shares of its outstanding Common Stock during the three months ended December 31, 2006.

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

                                   SECURITY FEDERAL CORPORATION


Date:  February 13, 2007           By:/s/Timothy W. Simmons
     ----------------------           ---------------------------------
                                      Timothy W. Simmons
                                      President
                                      Duly Authorized Representative



Date: February 13, 2007            By:/s/Roy G. Lindburg
     ----------------------           ---------------------------------
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

Date: February 13, 2007

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

Date: February 13, 2007

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



/s/Timothy W. Simmons                    /s/Roy G. Lindburg
------------------------------           ------------------------------
Timothy W. Simmons                       Roy G. Lindburg
Chief Executive Officer                  Chief Financial Officer


Dated: February 13, 2007