Form 10-K
period 2007-03-31
SECURITY FEDERAL CORP
filed 2007-06-27
CIK 818677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                          ________________________

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended March 31, 2007          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from __________ to __________

                     Commission File Number: 0-16120

                       SECURITY FEDERAL CORPORATION
------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

      South Carolina                                        57-08580504
-----------------------------------------------      -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

238 Richland Avenue West, Aiken, South Carolina                29801
-----------------------------------------------      -------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:       (803) 641-3000
                                                     -------------------------

Securities registered pursuant to Section 12(b)
 of the Act:                                                   None
                                                     -------------------------
Securities registered pursuant to Section 12(g)
 of the Act:                                          Common Stock, par value
                                                         $0.01 per share
                                                     -------------------------
                                                         (Title of Class)

   Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.  YES    NO  X
                                                  ---    ---

   Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 of Section 15(d) of the Act.  YES    NO  X
                                                        ---    ---

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

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

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer      Accelerated filer      Non-accelerated filer  X
                        ---                    ---                        ---

   Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   YES      NO  X
                                                  ---     ---

   As of June 19, 2007, there were issued and outstanding 2,609,474 shares of the registrant's Common Stock, which are traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol "SFDL." The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of September 30, 2006, was $42.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the Fiscal Year Ended March 31, 2007. (Parts I and II)
2. Portions of the Registrant's Proxy Statement for the 2007 Annual Meeting of Stockholders. (Part III)

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

     As a South Carolina corporation, the Company is authorized to engage in any activity permitted by South Carolina General Corporation Law. The Company is a unitary savings and loan holding company. Through the unitary holding company structure, it is possible to expand the size and scope of the financial services offered beyond those currently offered by the Bank. The holding company structure also provides the Company with greater flexibility than the Bank would have to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of stock thrift institutions as well as other companies. There are no current arrangements, understandings or agreements regarding any such acquisition. Future activities of the Company, other than the continuing operations of Security Federal, will be funded through dividends from Security Federal and
through borrowings from third parties.  See "Regulation   Savings and Loan
Holding Company Regulation" and "Taxation." Activities of the Company may also be funded through sales of additional securities or income generated by other activities of the Company. At this time, there are no plans regarding sales of additional securities or other activities.

     At March 31, 2007, the Company had assets of approximately $738.1 million, deposits of approximately $523.7 million and shareholders' equity of approximately $42.7 million.

     The executive office of the Company is located at 238 Richland Avenue West, Aiken, South Carolina 29801, and its telephone number is (803) 641-3000.

Security Federal Bank
---------------------

     General. Security Federal is a federally chartered stock savings bank headquartered in Aiken, South Carolina. Security Federal, with 11 branch offices in Aiken and Lexington Counties, was originally chartered under the name Aiken Building and Loan Association on March 27, 1922. It received its federal charter and changed its name to Security Federal Savings and Loan Association of Aiken on March 7, 1962, and later changed its name to Security Federal Savings Bank of South Carolina, on November 11, 1986. Effective April 8, 1996, the Bank changed its name to Security Federal Bank. The Bank converted from the mutual to the stock form of organization on October 30, 1987.

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

     The principal business of Security Federal is accepting deposits from the general public and originating mortgage loans to enable borrowers to purchase or refinance one- to four-family residential real estate. The Bank also makes multi-family residential and commercial real estate loans, consumer loans, commercial loans, as well as construction loans on single family residences, multi-family dwellings and commercial real estate, and loans for the acquisition, development and construction of residential subdivisions and commercial projects. Additional financial services are provided by three of the Bank's wholly owned subsidiaries, Security Federal Insurance, Inc., Security Federal Investments, Inc. and Security Federal Trust, Inc.

     Security Federal's income is derived primarily from interest and fees earned in connection with its lending activities, and its principal expenses are interest paid on savings deposits and borrowings and operating expenses.

Completion of Acquisition
-------------------------

     The Company completed its acquisition of the insurance and premium finance businesses of Collier Jennings Financial Corporation and its subsidiaries, Collier-Jennings, Inc., The Auto Insurance Store, Inc., and Collier-Jennings Premium Pay Plans, Inc. (the "Collier-Jennings Companies"), effective as of June 30, 2006. Collier Jennings Financial Corporation is held as a subsidiary of Security Federal Insurance, Inc., a subsidiary of the Bank.

Selected Consolidated Financial Information
-------------------------------------------

     This information is incorporated by reference to page 7 of the 2007 Annual Report to Stockholders ("Annual Report").

Yields Earned and Rates Paid
----------------------------

     This information is incorporated by reference to page 15 of the Annual Report.

Rate/Volume Analysis
--------------------

     This information is incorporated by reference to page 14 of the Annual Report.

Lending Activities
------------------

     General. The primary source of revenue for the Bank is interest and fee income from lending activities. One of the principal lending activities of the Bank is making conventional first mortgage real estate loans to enable borrowers to purchase or refinance one- to four-family residential real property. The Bank also makes multi-family residential and commercial real estate and consumer and commercial loans. The Bank continues to emphasize the origination of adjustable rate residential mortgage loans, subject to market conditions, for retention in its portfolio. In addition, the Bank originates construction loans on single family residences, multi-family dwellings and commercial real estate, and loans for the acquisition, development and construction of residential subdivisions and commercial projects.

     Residential adjustable rate mortgage loans ("ARMs") constituted approximately 25.6% of the Bank's total outstanding loan portfolio at March 31, 2007.

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


                                                         At March 31,
                    ---------------------------------------------------------------------------------------
                         2007              2006              2005              2004              2003
                    ---------------   ---------------   ---------------   ---------------   ---------------
                    Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent
                    ------  -------   ------  -------   ------  -------   ------  -------   ------  -------
                                                         (Dollars in Thousands)
TYPE OF LOAN:
-------------

Fixed rate loans
----------------
Residential real
 estate..........    $ 11,620   2.6%  $ 11,594    3.0%  $ 31,336    9.3%  $ 43,911   15.8%  $ 43,091   16.8%
Commercial business
 and commercial
 real estate.....     126,987  28.2     99,446   25.4     77,202   22.8     62,799   22.6     53,509   20.8
Consumer.........      37,123   8.2     32,342    8.3     27,047    8.0     26,508    9.5     30,165   11.7
                     -------- -----   --------  -----   --------  -----   --------  -----   --------  -----
  Total fixed
   rate loans....     175,730  39.0    143,382   36.7    135,585   40.1    133,218   47.9    126,765   49.3
                     -------- -----   --------  -----   --------  -----   --------  -----   --------  -----
Adjustable rate loans
---------------------
Residential real
 estate..........     115,422  25.6    111,753   28.6     93,564   27.7     67,516   24.3     60,528   23.5
Commercial business
 and commercial
 real estate.....     132,221  29.4    109,768   28.0     85,015   25.2     58,313   20.9     53,488   20.8
Consumer.........      26,687   5.9     26,271    6.7     23,797    7.0     19,133    6.9     16,429    6.4
                     -------- -----   --------  -----   --------  -----   --------  -----   --------  -----
  Total adjustable
   rate loans....     274,330  61.0    247,792   63.3    202,376   59.9    144,962   52.1    130,445   50.7
                     -------- -----   --------  -----   --------  -----   --------  -----   --------  -----
  Total loans....     450,060 100.0%   391,174  100.0%   337,961  100.0%   278,180  100.0%   257,210  100.0%
                              =====             =====             =====             =====             =====
Less
----
Loans in
 process.........       6,443            9,185            14,627            12,356             8,991
Deferred fees
 and discounts...         281              175               161               165               152

Allowance for
 loan losses.....       7,297            6,705             6,284             5,764             4,911
                     --------         --------          --------          --------          --------
  Total loans
   receivable....    $436,039         $375,109          $316,889          $259,895          $243,156
                     ========         ========          ========          ========          ========

    The total amount of loans due after March 31, 2008, which have predetermined or fixed interest rates is
$141.7 million, while the total amount of loans due after that date which have floating or adjustable interest rates is $166.3 million.



    The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages by type of loan, and presents a reconciliation of total loans receivable before net items.



                                                         At March 31,
                    ---------------------------------------------------------------------------------------
                         2007              2006              2005              2004              2003
                    ---------------   ---------------   ---------------   ---------------   ---------------
                    Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent
                    ------  -------   ------  -------   ------  -------   ------  -------   ------  -------
                                                         (Dollars in Thousands)
TYPE OF LOAN:
-------------

Real Estate Loans:
 Residential real
  estate..........  $109,532  24.3%   $ 99,561  25.4%   $105,516   31.2%   $ 95,863  34.5%  $ 86,707   33.7%
 Residential
  construction....    17,510   3.9      23,786   6.1      19,384    5.8      15,564   5.6     16,912    6.6
                    -------- -----    -------- -----    --------  -----    -------- -----   --------  -----
  Total real
   estate loans...   127,042  28.2     123,347  31.5     124,900   37.0     111,427  40.1    103,619   40.3
                    -------- -----    -------- -----    --------  -----    -------- -----   --------  -----
Commercial business
 and commercial
 real estate......   259,208  57.6     209,214  53.5     162,217   48.0     121,112  43.5    106,997   41.6
Consumer loans:
 Deposit account..     1,647   0.4       1,180   0.3       1,145    0.3       1,383   0.5      1,726    0.7
 Home equity
  lines...........    20,086   4.4      20,059   5.1      16,918    5.0      13,694   4.9     13,140    5.1
 Consumer first and
  second
  mortgages.......    22,868   5.1      22,144   5.7      22,327    6.6      15,080   5.4     18,551    7.2
 Premium finance..       892   0.2          --    --          --     --          --    --         --     --
 Other............    18,317   4.1      15,230   3.9      10,454    3.1      15,484   5.6     13,177    5.1
                    -------- -----    -------- -----    --------  -----    -------- -----   --------  -----
  Total consumer
   loans..........    63,810  14.2      58,613  15.0      50,844   15.0      45,641  16.4     46,594   18.1
                    -------- -----    -------- -----    --------  -----    -------- -----   --------  -----
  Total loans.....   450,060 100.0%    391,174 100.0%    337,961  100.0%    278,180 100.0%   257,210  100.0%
                             =====             =====              =====             =====             =====
Less:
Loans in
 process..........     6,443             9,185            14,627             12,356            8,991

Deferred fees
 and discounts....       281               175               161                165              152
Allowance for loan
 losses...........     7,297             6,705             6,284              5,764            4,911
                    --------          --------          --------           --------         --------
 Total loans
  receivable......  $436,039          $375,109          $316,889           $259,895         $243,156
                    ========          ========          ========           ========         ========



    The following schedule illustrates the maturities of Security Federal's loan portfolio at March 31, 2007. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period when the contract is due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                 At March 31, 2007
                              ------------------------------------------------
                                                          Commercial
                                                          Business and
                               Residential                Commercial
                               Real Estate   Consumer     Real Estate   Total
                              ------------  ------------  ----------- --------
                                                (In Thousands)

Six months or less (1).......    $  7,867     $   6,088     $ 70,316  $ 84,271
Over six months to one year..       5,361         3,174       42,840    51,375
Over one year to three years.         884         9,385       62,850    73,119
Three to five years..........         368        11,922       54,659    66,949
Over five to ten years.......       2,187        10,507       15,324    28,018
Over ten years...............     103,932        22,734       13,219   139,885
                                 --------     ---------     --------  --------
 Total (2)...................    $120,599     $  63,810     $259,208  $443,616
                                 ========     =========     ========  ========
-------------
(1) Includes demand loans, loans having no stated maturity, overdraft loans and equity line of credit loans.
(2) Loan amounts are net of undisbursed funds for loans in process of $6.4 million.

    Loan Originations, Purchases and Sales. The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                                Year Ended March 31,
                                  --------------------------------------------
                                    2007    2006      2005     2004     2003
                                  -------  -------   -------  ------   -------
                                                   (In Thousands)
Originated:
Adjustable rate - residential
 real estate.................... $ 40,380 $ 45,259  $ 43,578 $ 47,263 $ 45,260
Fixed rate - residential real
 estate (1).....................   30,542   28,946    41,746   73,291   92,388
Consumer........................   34,748   33,621    29,290   26,829   25,439
Commercial business and
 commercial real estate.........  283,749  198,360   134,439   91,562   64,097
                                 -------- --------  -------- -------- --------
 Total consumer/commercial
  business real estate..........  318,497  231,981   163,729  118,391   89,536
                                 -------- --------  -------- -------- --------
    Total loans originated...... $389,419 $306,186  $249,053 $238,945 $227,184
                                 ======== ========  ======== ======== ========
Purchased....................... $ 10,200 $  5,060  $  6,536 $  3,500 $     --

Acquired in acquisition of
 Collier Jennings Financial
 Corporation....................      708       --        --       --       --

Less:
Sold:
 Fixed rate - residential real
  estate........................ $ 30,333 $ 29,903  $ 25,957 $ 63,497 $ 80,345
 Fixed rate - commercial real
  estate........................    8,106       --        --       --       --
 Adjustable rate - commercial
  real estate...................    3,240    2,300        --       --       --

Principal repayments............  299,763  225,830   169,851  157,979  139,108
Increase (decrease) in other
 items, net.....................   (2,044)  (5,007)    2,787    4,230  (1,106)

Net increase.................... $ 60,929 $ 58,220  $ 56,994 $ 16,739 $ 8,837

---------
(1) Includes newly originated fixed rate loans held for sale and construction/permanent loans converted to fixed rate loans and sold.

    In addition to interest earned on loans, the Bank receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for the creation of the loan. The Bank's loan origination fees are generally 1% on conventional residential mortgages, and 0.25% to 1% on commercial real estate loans and commercial business loans. The total fee income (including amounts amortized to income as yield adjustments) for the fiscal year ended March 31, 2007 was $1.2 million.

    Loan origination and commitment fees are volatile sources of income. These fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in mortgage markets, which in turn are governed by the demand for and availability of money.

    The following table shows deferred mortgage loan origination fees recognized as income by the Bank expressed as a percentage of the dollar amount of total mortgage loans originated (and retained in the Bank's portfolio) and purchased during the periods indicated and the dollar amount of deferred loan origination fees at the end of each respective period.

                                        At or For the Year Ended March 31,
                                       ------------------------------------
                                         2007          2006         2005
                                       ---------     --------      --------
                                               (Dollars in Thousands)

Net deferred mortgage loan
 origination fees earned during
 the period (1).....................    $173           $170         $185

Mortgage loan origination fees
 earned as a percentage of total
 portfolio mortgage loans originated
 during the period..................    0.4%           0.4%         0.4%

Net deferred mortgage loan origination
 fees in loan portfolio at end of
 period.............................    $114           $175         $161

___________
(1) Includes amounts amortized to interest income as yield adjustments; does not include fees earned on loans sold.

    The Bank also receives other fees and charges related to existing loans, conversion fees, assumption fees, late charges and other fees collected in connection with a change in borrower or other loan modifications.

    Security Federal currently sells substantially all conforming fixed rate loans with terms of 15 years or greater in the secondary mortgage market. These loans are sold in order to provide a source of funds and as one of the strategies available to close the gap between the maturities of the Bank's interest-earning assets and interest-bearing liabilities. Currently, most fixed rate, long-term mortgage loans are being originated based on Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac") underwriting standards.

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

    In fiscal 2007, Security Federal sold $30.3 million in fixed rate residential loans on a service released basis on the secondary market. Loans closed but not yet settled with Freddie Mac or other investors, are carried in the Bank's "loans held for sale" portfolio. At March 31, 2007, the Bank had $1.5 million of loans held for sale. These loans are fixed rate residential loans that have been originated in the Bank's name and have closed. Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Bank's customers. Therefore, these loans present very little market risk for the Bank. The Bank usually delivers to and receives funding from the investor within 30 days. Security Federal originates all of its loans held for sale on a "best efforts" basis. Best efforts means that the Bank suffers no penalty if it is unable to deliver a loan to a potential investor.

    The Bank also originates and holds adjustable and fixed rate construction loans. The construction loans are for one year terms. At March 31, 2007, the Bank held $17.5 million, or 3.9% of the total loan portfolio, in construction loans to individuals in its residential portfolio. At March 31, 2007, the Bank also held approximately $7.7 million in longer term fixed rate residential mortgage loans. These loans, which were 1.7% of the entire loan portfolio at March 31, 2007, had converted from ARM loans to fixed rate loans during the previous 60 months, and had remaining maturities of 10 to 29 years. The Bank no longer originates ARM loans with conversion features nor has any loans in its portfolio with conversion features.

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

    Upon receipt of a loan application and all required related information from a prospective borrower, the loan application is submitted for approval or rejection. The residential mortgage loan underwriters approve loans which meet Freddie Mac and Fannie Mae underwriting requirements, not to exceed $417,000 per loan, Federal Housing Administration ("FHA") loans not to exceed $200,161 and Veterans' Administration ("VA") loans not to exceed $417,000.
The Chairman of the Company, the Chief Executive Officer of the Bank, or the President of the Bank individually have the authority to approve loans of $300,000 or less, except as set forth above for conforming conventionally underwritten, single family mortgage loans, which are approved by the underwriters. The two Executive Vice Presidents/Lending have the authority to approve loans up to $250,000. Loans in excess of $300,000 up to $350,000 require the approval of any two of the Chairman of the Company, the Chief Executive Officer of the Bank, the President of the Bank or either of the two Executive Vice Presidents/Lending. Commercial, consumer and all non-conforming real estate loans in excess of $350,000 up to $500,000 require approval of any two of the Chairman of the Company, the Chief Executive Officer of the Bank, or the President of the Bank, and any loan in an amount in excess of $500,000 must be approved by the Bank's Executive Committee, which operates as the Bank's Loan Committee. The loan approval limits shown are the aggregate of all loans to any one borrower or entity, not including loans that are the borrower's primary residence, and are conventionally underwritten.

    The general policy of Security Federal is to issue loan commitments to qualified borrowers for a specified time period. These commitments are generally for a period of 45 days or less. With management approval, commitments may be extended for a longer period. As of March 31, 2007, Security Federal had no residential mortgage loan commitments for portfolio loans issued (excluding undisbursed portions of construction loans in process). Security Federal had outstanding commitments available on retail lines of credit (including home equity and other consumer loans) totaling $33.0 million as of March 31, 2007. See Note 16 of the Notes to Consolidated Financial Statements contained in the Annual Report.

    Permanent Residential Mortgage Lending. Permanent residential real estate mortgage loans constituted approximately 24.3% of the Bank's total outstanding loan portfolio at March 31, 2007.

    Security Federal offers a variety of ARMs which offer adjustable rates of interest, payments, loan balances or terms to maturity which vary according to specified indices. The Bank's ARMs generally have a loan term of 15 to 30 years with initial rate adjustments every one, three, five or seven years during the term of the loan. After the initial rate adjustment, the loan rate then adjusts annually. Most of the Bank's ARMs contain a 200 basis point limit as to the maximum amount of change in the interest rate at any adjustment period and a 500 or 600 basis point limit over the life of the loan. The Bank generally originates ARMs to hold in its portfolio. These loans are generally made consistent with Freddie Mac and Fannie Mae guidelines. At March 31, 2007, residential ARMs totaled $115.4 million, or 25.6%
of the Bank's loan portfolio. For the year ended March 31, 2007, the Bank originated $70.9 million in residential real estate loans, 56.9% of which had adjustable rates of interest.

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

    When making a one- to four-family residential mortgage loan, the Bank evaluates both the borrower's creditworthiness and his or her general ability to make principal and interest payments, and the value of the property that will secure the loan. The Bank generally makes loans on one- to four-family residential properties in amounts of 95% or less of the appraised value thereof. Where loans are made in amounts which exceed 80% of the appraised value of the underlying real estate, the Bank's general policy is to require private mortgage insurance on the portion of the loan in excess of 80% of the appraised value. In general, the Bank restricts its residential lending to South Carolina and the nearby Augusta, Georgia market.

    The Bank also provides construction financing for single family dwellings to owner-occupants. Construction loans are generally made for periods of six months to one year with either adjustable or fixed rates. At March 31, 2007, residential construction loans on one- to four-family dwellings to owner-occupants totaled $17.5 million, or 3.9%, of the Bank's loan portfolio. On loans of this type, the Bank seeks to evaluate the financial condition and prior performance of the builder, as well as the borrower's creditworthiness and his or her general ability to make principal and interest payments, and the value of the property that will secure the loan. On construction loans offered to individuals (non-builders), the Bank offers a construction/permanent loan. The construction portion of the loan has an adjustable rate (typically prime) or a fixed rate (typically prime plus 0.25%) during the construction period. After construction, the loan then automatically converts to an ARM loan. The borrower also has the option, after the construction period only, to convert the loan to a fixed rate loan which the Bank then sells on the secondary market immediately on a service released basis.

    Commercial Business and Commercial Real Estate Loans. The commercial business and commercial real estate loans originated by the Bank are primarily secured by business properties, churches, income property developments, undeveloped land, business equipment, furniture and fixtures, inventory and receivables. At March 31, 2007, the Bank had approximately $259.2 million, or 57.6%, of the Bank's total loan portfolio, in commercial business and commercial real estate loans. Approximately $174.9 million, or 67.5% of these loans were secured primarily by real estate at March 31, 2007. Included in these loans is approximately $26.9 million in loans for the construction of single family dwellings to builders with a term of typically one year. Not included in these loans are approximately $15.9 million in acquisition and development loans with terms of typically two to three years. Loans secured by commercial real estate are typically written for terms of 10 to 20 years. Commercial loans not secured by real estate are typically based on terms of three to 60 months. Fixed rate loans typically balloon at the end of three to seven years. Adjustable rate loans are usually tied to the prime interest rate or LIBOR as quoted in the Wall Street Journal, and adjust daily, monthly or annually. Some adjustable rate loans have interest rate caps, although most of these loans have a five year balloon.

    Commercial business and commercial real estate lending entails significant additional credit risk when compared to residential lending. Commercial loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience of these loans is typically dependent upon the successful operation of the business or real estate project. These risks can be significantly affected by supply and demand conditions in the market for office and retail space, condominiums and apartments, and by adverse conditions in the local economy. Although commercial loans generally involve more risk than residential loans, they also typically provide a greater yield and are more sensitive to changes in interest rates.

    The Bank's underwriting standards for commercial business and commercial real estate lending include a determination of the borrower's current financial condition, ability to pay, past earnings and payment history. In addition, the current financial condition and payment history of all principals are reviewed. Typically, the Bank requires the principal or owners of a business to guarantee all loans made to their business by the Bank. Although the creditworthiness of the business and its principals is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

    Properties securing commercial loans originated by the Bank are generally appraised at the time of the loan by appraisers designated by the Bank. Although the Bank is permitted to invest in loans up to 100% of the appraised value of a property on a commercial loan, the Bank currently seeks to invest in loans with a loan to value ratio of 75% to 85%.

    At March 31, 2007, the Bank did not have any commercial business or commercial real estate loans to one borrower in excess of $7.0 million. Federal law restricts the Bank's permissible lending limits to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus. The Bank has only infrequently made loans to one borrower equal to the amount federal law allows, or approximately $7.7 million as calculated at March 31, 2007.

    Consumer Loans. The Bank originates consumer loans for any personal, family or household purpose, including the financing of home improvements, loans to individuals for residential lots for a future home, automobiles, boats, mobile homes, recreational vehicles and education. The Bank also makes consumer first and second mortgage loans secured by residences. These loans typically do not qualify for sale in the secondary market, but are generally not considered sub-prime lending. In addition, the Bank has expanded its home equity lending program. Home equity loans are secured by mortgage lines on the borrower's principal or second residence. At March 31, 2007, the Bank had $20.1 million of home equity lines of credit outstanding and $26.5 million of additional commitments of home equity lines of credit. The Bank also makes secured and unsecured lines of credit available. Although consumer loans involve a higher level of risk than one- to four-family residential mortgage loans, they generally provide higher yields and have shorter terms to maturity than one- to four-family residential mortgage loans. At March 31, 2007, the Bank had total consumer loans of $63.8 million, or 14.2% of the Bank's loan portfolio.

    The Bank's underwriting standards for consumer loans include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income is determined by verification of gross monthly income from primary employment, and from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

    The Bank also has a credit card program. As of March 31, 2007, the Bank had issued 2,960 Visa credit cards with total approved credit lines of $5.2 million, of which $1.6 million was outstanding.

Loan Delinquencies and Defaults
-------------------------------

    General. The Bank's collection procedures provide that when a real estate loan is approximately 20 days past due, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and establish a program to bring the loan current. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates foreclosure proceedings after the customer has been notified by certified mail. At March 31, 2007, the Bank had property acquired as the result of foreclosures and other property repossessed classified as repossessed assets valued at $25,000.

    Delinquent Loans. The following table sets forth information concerning delinquent loans at March 31, 2007. The amounts presented represent the total remaining principal balances of the delinquent loans (before specific reserves for losses), rather than the actual payment amounts which are overdue.



                                   Real Estate                         Non-Real Estate
                          --------------------------------      ---------------------------------
                                                                                    Commercial
                           Residential        Commercial           Consumer          Business
                          ---------------   --------------       --------------  ----------------
                          Number   Amount   Number  Amount       Number   Amount  Number   Amount
                          ------   ------   ------  ------       ------   ------  ------   -------
                                    (Dollars in Thousands, number of loans are actual)

Loans delinquent for:
30 - 59 days............   13      $1,378    14       $4,893      62        $1,186   6       $  71
60 - 89 days............    5         621     4        1,001       9            97   1          30
90 days and over........    7         353     7          547       7           142   1          13
                                   ------             ------                ------            ----
Total delinquent loans..   25      $2,352    25       $6,441      78        $1,425   8        $114
                                   ======             ======                ======            ====


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

    At March 31, 2007, approximately $10.8 million of the Bank's loans were classified "substandard" compared to $14.1 million at March 31, 2006. In fiscal 2005, the Bank began applying stricter standards in securitizing its loan portfolio for classification purposes in conjunction with the formation of a Credit Administration Department. At March 31, 2007, $2.3 million were classified as "special mention" compared to $5.6 million at March 31, 2006. The Bank had no loans classified as "doubtful" or "loss" at March 31, 2007. As of March 31, 2007, there were loans totaling $204,000 which were troubled debt restructurings within the meaning of Statement of Financial Accounting Standard ("SFAS") No. 15. The Bank's policy is to classify all troubled debt restructurings as substandard. The Bank's classification of assets is consistent with OTS regulatory classifications.

    Non-performing Assets. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. In addition, all loans are placed on non-accrual status when the loan becomes 90 days or more contractually delinquent. All consumer loans more than 90 days delinquent are charged against the consumer loan allowance for loan losses unless there is adequate collateral which is in the process of being repossessed or foreclosed on. At March 31, 2007, the Bank did not have any troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rate. Other loans of concern are those loans (not delinquent more than 60 days) that management has determined need to be closely monitored as the potential exists for increased risk on these loans in the future. Nonperforming loans are reviewed monthly on a loan by loan basis. Charge-offs, whether partial or in full, associated with these loans will vary based on estimates of recovery for each loan.

    The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio.

                                                At March 31,
                              ----------------------------------------------
                               2007      2006      2005      2004      2003
                              ------    ------    ------    ------    ------
                                           (Dollars in Thousands)
Loans Delinquent 60 to
 89 Days:
 Residential................  $  621    $  182    $   73    $   72    $   45
 Consumer...................      97         5        13        73       435
 Commercial business and
  real estate...............   1,031       420        13        88       311
                              ------    ------    ------    ------    ------
  Total.....................  $1,749    $  607    $   99    $  233    $  791
                              ======    ======    ======    ======    ======
  Total as a percentage of
   total assets.............    0.24%     0.09%     0.02%     0.04%     0.18%

Non-Accruing Loans Delinquent
 90 Days or More:
 Residential................  $  353    $  412    $  569    $  559    $  585
 Consumer...................     142       133       140       243       229
 Commercial business and
  real estate...............     560       646     1,721     1,242       226
                              ------    ------    ------    ------    ------
  Total.....................  $1,055    $1,191    $2,430    $2,044    $1,040
                              ======    ======    ======    ======    ======
  Total as a percentage of
   total assets.............    0.14%     0.18%     0.42%     0.39%     0.23%

Troubled debt
 restructurings.............  $  203    $  418    $  434    $  646(1) $ 674(2)
Repossessed assets..........  $   25    $   91    $   53    $   51    $  151
Allowance for loan losses...  $7,297    $6,705    $6,284    $5,764    $4,911

------------
(1) $201,000 of troubled debt restructurings are included in non-accruing loans.
(2) $210,000 of troubled debt restructurings are included in non-accruing loans.

    For the fiscal year ended March 31, 2007, the interest income which would have been recognized with respect to non-accruing loans, had such loans been current in accordance with their original terms and with respect to troubled debt restructurings, had such loans been current in accordance with their original terms, totaled $107,000 compared to $111,000 for the year ended March 31, 2006.

    At March 31, 2007, non-accruing loans totaled $1.1 million, compared to $1.2 million and $2.4 million at March 31, 2006 and 2005, respectively. Included in non-accruing loans at March 31, 2007 were seven residential real estate loans totaling $353,000, eight commercial loans totaling $560,000 and seven consumer loans totaling $142,000. Of the seven consumer loans on non-accrual status at fiscal year end, no loan exceeded $50,000. Of the eight commercial loans on non-accrual status at fiscal year end, no loan exceeded $350,000.

    The Bank had five loans totaling $204,000 at fiscal year end which were troubled debt restructurings compared to six loans of $418,000 at March 31, 2007. The five troubled debt restructurings were two consumer loans totaling $129,000 secured by residential dwellings, a $10,000 consumer loan secured by a second mortgage on a residence, a $52,000 commercial loan secured by two rental properties, and a $12,000 unsecured commercial loan. The $10,000 consumer loan was 30 days delinquent at March 31, 2007. The remaining four loans were current at March 31, 2007.

    At March 31, 2007, repossessed assets had an outstanding carrying value of $25,000 and consisted of a single family dwelling.

    Provision for Losses on Loans and Repossessed Assets. Security Federal recognizes that it will experience credit losses during the course of making loans and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the underlying security for the loan. The Bank seeks to establish and maintain sufficient reserves for estimated losses on specifically identified loans and real estate where such losses can be estimated. Additionally, general reserves for estimated possible losses are established on specified portions of the Bank's portfolio such as consumer loans and higher risk residential construction mortgage loans based on management's estimate of the potential loss for loans which normally can be classified as higher risk. Specific and general reserves are based on, among other criteria (1) the risk characteristics of the loan portfolio, (2) current economic conditions on a local as well as a statewide basis, (3) actual losses experienced historically and (4) the level of reserves for possible losses in the future. Additionally, the Bank maintains a reserve for uncollected interest on loans 90 days or more past due.

    At March 31, 2007, total reserves relating to loans were $7.3 million. In determining the adequacy of the reserve for loan losses, management reviews past experience of loan charge-offs, the level of past due and non-accrual loans, the size and mix of the portfolio, general economic conditions in the market area, and individual loans to identify potential credit problems. Commercial business, commercial real estate and consumer loans have increased to $323.0 million, or 71.8% of the Bank's total loan portfolio at March 31, 2007, and it is anticipated there will be a continued emphasis on this type of credit. Although commercial and consumer loans carry a higher level of credit risk than conventional residential mortgage loans, the level of reserves reflects management's continuing evaluation of this risk based on upon the Bank's past loss experience. At fiscal year end, the Bank's ratio of loans delinquent more than 60 days to total assets was 0.38%. These delinquent loans are considered to be well secured and are in the process of collection. Management uses four methods or calculations to estimate the adequacy of the reserve using the factors mentioned above. The reserve is management's best estimate for the reserve. There can be no guarantee that the estimate is adequate or accurate. Management believes that reserves for loan losses are at a level adequate to provide for inherent loan losses. Although management believes that it has considered all relevant factors in its estimation of future losses, future adjustments to reserves may be necessary if conditions change substantially from the assumptions used in making the original estimations. Regulators will from time to time evaluate the allowance for loan losses which is subject to adjustment based upon the information available to the regulators at the time of their examinations.

    Management believes the Bank has no undue concentration of loans in any one particular industry. At March 31, 2007, the Bank had no allowance for losses on real estate owned.

    The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                At March 31,
                             -------------------------------------------------
                                2007      2006      2005      2004      2003
                             --------   --------  --------  --------  --------
                                           (Dollars in Thousands)
Balance at beginning of
 year....................... $6,705     $6,284    $5,764    $4,911    $3,689
Allowance acquired in
 acquisition................     22         --        --        --        --
Provision charged to
 operations.................    600        660       780     1,200     1,800

Charge-offs:
 Residential real estate....      9         25        29        38        17
 Commercial business and
  commercial real estate....     16        159       257       164       299
 Consumer...................    108        117       157       467       594
                             ------     ------    ------    ------    ------
  Total charge-offs.........    133        301       443       669       910
                             ------     ------    ------    ------    ------
Recoveries:
 Residential real estate....     --          4        --         -        --
 Commercial business and
  commercial real estate....     23         33       112        16        40
 Consumer...................     81         25        71       306       292
                             ------     ------    ------    ------    ------
  Total recoveries..........    103         62       183       322       332
                             ------     ------    ------    ------    ------

Balance at end of year...... $7,297     $6,705    $6,284    $5,764    $4,911
                             ======     ======    ======    ======    ======
Ratio of net charge-offs
 during the year to average
 loans outstanding during
 the year...................   0.01%      0.07%     0.09%     0.14%     0.24%
                               =====      =====     =====     =====     =====


    The distribution of the Bank's allowance for loan losses at the dates indicated is summarized in the following table.  The entire allowance is available to absorb losses from all loan categories.

                                                             At March 31,
                         ----------------------------------------------------------------------------------
                               2007             2006             2005             2004             2003
                         --------------    -------------    -------------    -------------    -------------
                         Amount   Loans    Amount  Loans    Amount  Loans    Amount  Loans    Amount  Loans
                         ------   -----    ------  -----    ------  -----    ------  -----    ------  -----
                                                        (Dollars in Thousands)
Residential...........   $  619   28.2%    $  568   31.5%   $  531   37.0%   $  500   40.1%   $  473   40.3%
Consumer..............    3,339   14.2      3,068   15.0     2,876   15.0     2,632   16.4     2,219   18.1
Commercial business
 and commercial
 real estate..........    3,339   57.6      3,069   53.5     2,877   48.0     2,632   43.5     2,219   41.6
                         ------  -----     ------  -----    ------  -----    ------  -----    ------  -----
 Total................   $7,297  100.0%    $6,705  100.0%   $6,284  100.0%   $5,764  100.0%   $4,911  100.0%
                         ======  =====     ======  =====    ======  =====    ======  =====    ======  =====


Service Corporation
-------------------

    As a federally chartered savings bank, Security Federal is permitted by OTS regulations to invest up to 3% of its assets in the stock of service corporations, provided that any investment in excess of 2% of its assets must be primarily for community, inner-city or community development purposes. At March 31, 2007, Security Federal's net investment in its service corporations (including loans to service corporations) totaled $2.6 million. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings bank may engage in directly.

    Security Federal Insurance, Inc. ("SFINS"), Security Federal Investments, Inc. ("SFINV") and Security Federal Trust, Inc. ("SFT"). SFINS, SFINV and SFT, wholly owned subsidiaries of the Bank, were formed during fiscal 2002 and began operating during the December 2001 quarter. SFINS is an insurance agency offering auto, business, health, home and life insurance, and premium finance. SFINV offers mutual funds, annuities and discount brokerage services. SFT offers a full range of trust and financial planning services. The operations of SFINS, SFINV and SFT are included in the Company's Consolidated Financial Statements.

    Security Financial Services Corporation ("SFSC"). SFSC was incorporated in 1975 as a wholly owned subsidiary of the Bank. Its primary activity was investment brokerage services. SFSC is currently inactive.

Investment Activities
---------------------

    Investment securities. The Bank has authority to invest in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies, certificates of deposit at insured institutions, bankers' acceptances and federal funds. The Bank may also invest a portion of its assets in certain commercial paper and corporate debt securities. The Bank is also authorized to invest in mutual funds whose assets conform to the investments that a federal thrift institution is authorized to make directly. There are various restrictions on the foregoing investments. For example, the commercial paper must be appropriately rated by at least two nationally recognized investment rating services and the corporate debt securities must be appropriately rated by at least one such service. In addition, the average maturity of an institution's portfolio of corporate debt securities may not, at any one time, exceed six years, and the commercial paper must mature within nine months of issuance. Furthermore, an institution's total investment in the commercial paper and corporate debt securities of any one issuer may not exceed 1% of the institution's assets except that an institution may invest 5% of its assets in the shares of any appropriate mutual fund. See "Regulation Federal Regulation of Savings Associations."

    As a member of the Federal Home Loan Bank ("FHLB") System, Security Federal must maintain minimum levels of investments that are liquid assets as
defined in Federal regulations.  See "Regulation   Federal Regulation of
Savings Institutions   Federal Home Loan Bank System."  Liquidity may increase
or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.

    Historically, the Bank has maintained its liquid assets above the minimum requirements imposed by OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Management regularly reviews and updates cash flow projections to assure that adequate liquidity is provided.

    The following table sets forth the composition of the Company's portfolio of securities and other investments, not including mortgage-backed securities.

                                                     At March 31,
                                              ----------------------------
                                                2007     2006       2005
                                              --------  -------   --------
                                                     (In Thousands)

Interest bearing deposit at FHLB............. $  1,795  $  3,715  $    164
                                              --------  --------  --------
  Total...................................... $  1,795  $  3,715  $    164
                                              ========  ========  ========
Investment Securities:
 Available for Sale:
  FHLB securities............................ $ 38,373  $ 24,005  $  4,970
  Federal Farm Credit Bank securities........    9,214     2,941        --
  Fannie Mae bonds...........................    2,930       979        --
  Freddie Mac bonds..........................       64       230       485
  Equity Securities..........................      104       103        --
                                              --------  --------  --------
   Total securities available for sale.......   50,685    28,258     5,455
                                              --------  --------  --------
 Held to Maturity:
  FHLB securities............................   55,995    66,002    67,002
  Federal Farm Credit Bank securities........    7,989     8,986     8,999
                                              --------  --------  --------
   Total securities held to maturity.........   63,984    74,988    76,001
                                              --------  --------  --------

Total securities (1).........................  114,669   103,246    81,456
FHLB stock...................................    8,209     7,150     6,235
                                              --------  --------  --------
Total securities and FHLB stock (1).......... $122,878  $110,396  $ 87,691
                                              ========  ========  ========
-----------
(1)  Does not include mortgage-backed securities.

    At March 31, 2007, the Company did not have any investment securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total book value in excess of 10% of stockholders' equity.

    FHLB securities, Federal Farm Credit Bank securities, Fannie Mae bonds and Freddie Mac bonds are all securities that are issued by government sponsored enterprises (GSEs). GSE securities are not backed by the full faith and credit of the United States government.

     The following table sets forth the maturities or repricing of investment securities and FHLB stock at March 31, 2007, and the weighted average yields of such securities and FHLB stock (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security). Callable securities are shown at their likely call dates based on current interest rates. The table was prepared using amortized cost.

                                      Maturing or Repricing
                -------------------------------------------------------------
                                  After One       After Five
                    Within        But Within      But Within        After
                   One Year       Five Years      Ten Years       Ten Years
                -------------   -------------   -------------   -------------
                Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield
                ------- -----   ------  -----   ------  -----   ------  -----
                                     (Dollars in Thousands)
U.S. Government
 sponsored
 enterprises... $42,528  4.31%  $63,991  4.73%   $7,230  4.82%   $ 945   5.06%
FHLB stock
 (1)...........   8,209  5.90         -    --        --    --       --     --
Other equity
 securities....     103  0.20         -    --        --    --       --     --
                -------  ----   -------  ----    ------  ----    -----   ----
 Total (2)..... $50,840  4.56%  $63,991  4.73%   $7,230  4.82%   $ 945   5.06%
                =======  ====   =======  ====    ======  ====    =====   ====
-----------
(1)   FHLB stock has no stated maturity date.
(2) Excludes mortgage-backed securities and equity securities totaling $136.2 million with a yield of 4.73%.

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

    The following table sets forth the composition of the mortgage-backed securities available for sale portfolio at fair value at the dates indicated.


                                                At March 31,
                                         ---------------------------
                                          2007      2006      2005
                                         -------  --------  --------
                                               (In Thousands)

Available for Sale:
Freddie Mac............................ $ 18,591  $ 21,196  $ 26,146
Fannie Mae.............................   67,675    74,498    81,492
Ginnie Mae.............................   48,815    39,493    51,722
                                        --------  --------  --------
 Total................................. $135,081  $135,187  $159,360
                                        ========  ========  ========

    The following table sets forth the composition of the mortgage-backed securities held to maturity portfolio at the dates indicated.

                                                   At March 31,
                                       -----------------------------------
                                          2007        2006         2005
                                       ----------  ----------  -----------
                                       Book Value  Book Value   Book Value
                                       ----------  ----------  -----------
                                                  (In Thousands)

Held to Maturity
Freddie Mac...........................    $ --        $ --         $260
                                       ==========  ==========  ===========

    At March 31, 2007, the Company did not have any mortgage-backed securities (exclusive of obligations of agencies of the U.S. Government) issued by any one entity with a total book value in excess of 10% of stockholders equity.

    Freddie Mac and Fannie Mae mortgage-backed securities are GSE issued securities. GSE securities are not backed by the full faith and credit of the United States government. Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the United States government.

    For information regarding the market values of Security Federal's mortgage-backed securities portfolio, see Notes 3 and 4 of the Notes to Consolidated Financial Statements contained in the Annual Report.

    The following table sets forth the final maturities or initial repricings, whichever occurs first, and the weighted average yields of the mortgage-backed securities at March 31, 2007. Not considered in the preparation of the table below is the effect of scheduled payments or anticipated prepayments. The table is prepared using amortized cost.


                                 The Earliest of Maturing or Repricing                     March 31, 2007
                   --------------------------------------------------------------------    ---------------
                       Less Than          1 to 5           5 to 10             Over            Balance
                        1 Year            Years             Years           Ten Years        Outstanding
                   --------------    --------------    --------------    --------------    ---------------
                   Amount   Yield    Amount   Yield    Amount   Yield    Amount   Yield    Amount    Yield
                   ------   -----    ------   -----    ------   -----    ------   -----    ------    -----
                                                           (Dollars in Thousands)

Fannie Mae.......  $14,912   4.42%  $25,004    4.36%   $16,466   4.30%    $12,040   5.17%  $ 68,422   4.50%
Freddie Mac......      184   4.30     9,963    3.90      3,962   4.31       4,837   5.06     18,946   4.29
Ginnie Mae.......   27,256   5.09    16,141    5.26        622   6.02       4,770   5.74     48,789   5.22
                   -------   ----   -------    ----    -------   ----     -------   ----   --------   ----
Total............  $42,352   4.85%  $51,108    4.56%   $21,050   4.35%    $21,647   5.27%  $136,157   4.73%
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

    At March 31, 2007, the Bank had no brokered deposits. In addition, the Bank believes that, based on its experience over the past several years, its savings and transaction accounts are stable sources of deposits.

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs for the periods indicated.

                                             At March 31,
                        ------------------------------------------------------
                              2007               2006               2005
                        ----------------   ----------------   ----------------
                                 Percent            Percent            Percent
                                   of                 of                 of
                        Amount    Total    Amount    Total    Amount    Total
                        ------    -----    ------    -----    ------    -----
                                       (Dollars in Thousands)
Interest Rate Range
-------------------
 for 2007:
 ---------
Savings accounts
 0 % - 1.51%......... $ 17,459     3.3%   $ 17,795     3.7%   $ 17,744    4.1%
NOW and other
 transaction
 accounts
 0% - 2.96%..........  105,515    20.1     105,348    22.0      88,170   20.5
Money market funds
 1.09% - 4.41%.......  145,492    27.8     151,494    31.6     164,088   38.1
                      --------   -----    --------   -----    --------  -----
  Total non-
   certificates...... $268,466    51.2%   $274,637    57.3%   $270,002   62.7%
                      ========   =====    ========   =====    ========  =====
Certificates:
-------------
0.00-1.99%........... $      -      --%   $     60      --%   $ 23,435    5.5%
2.00-2.99%...........    2,972     0.6      26,836     5.6      80,954   18.8
3.00-3.99%...........   36,045     6.9      72,832    15.2      37,001    8.6
4.00-4.99%...........   35,617     6.8      94,241    19.7       9,096    2.1
5.00-5.99%...........  180,638    34.5      10,623     2.2       9,796    2.3
6.00-6.99%...........       --      --           -      --           3     --
                      --------   -----    --------   -----    --------  -----
  Total
   certificates......  255,272    48.8     204,592    42.7     160,285   37.3
                      --------   -----    --------   -----    --------  -----
  Total deposits..... $523,738   100.0%   $479,229   100.0%   $430,287  100.0%
                      ========   =====    ========   =====    ========  =====

    The Bank relies to a limited extent upon locally obtained Jumbo CDs to maintain its deposit levels. At March 31, 2007, Jumbo CDs constituted 21.1% of the Bank's total deposits. Security Federal has not relied heavily on Jumbo CDs to manage interest rate sensitivity.

    The following table sets forth the deposit flows at the Bank during the periods indicated.
                                            Years Ended March 31,
                                      ----------------------------------
                                        2007        2006         2005
                                      ---------   ---------    ---------
                                            (Dollars in Thousands)

    Opening balance................. $ 479,229   $ 430,287    $ 389,593
    Net deposits....................    44,509      48,942       40,694
    Ending balance..................   523,738     479,229      430,287
                                     ---------   ---------    ---------
    Net increase.................... $  44,509   $  48,942    $  40,694
                                     ---------   ---------    ---------
    Percent increase................      9.3%       11.4%        10.4%
                                     =========   =========    =========

    The following table shows rate and maturity information for the Bank's certificates of deposit as of March 31, 2007.

                              2.00-     3.00-     4.00-    5.00-
                              2.99%     3.99%     4.99%    5.99%    Total
                              -----     -----     -----    -----    -----
                                           (In Thousands)
Certificate accounts
 maturing in quarter ending:

June 30, 2007............... $2,467   $ 6,582   $ 9,189  $ 45,378  $ 63,616
September 30, 2007..........    221    11,176     8,801    27,374    47,572
December 31, 2007...........     55     9,187     3,300    66,160    78,702
March 31, 2008..............     36     2,930     7,353    35,743    46,062
June 30, 2008...............    111     2,329     2,828       650     5,918
September 30, 2008..........      2       851       887     1,444     3,184
December 31, 2008...........     43       512       219       134       908
March 31, 2009..............     20       736        84        41       881
June 30, 2009...............     17       759        53        57       886
September 30, 2009..........     --       167       149       118       434
December 31, 2009...........     --       379       265       101       745
Thereafter..................     --       437     2,489     3,438     6,364
                             ------   -------   -------  --------  --------
 Total...................... $2,972   $36,045   $35,617  $180,638  $255,272
                             ======   =======   =======  ========  ========

    The following table indicates the amount of the Bank's deposits of $100,000 or more by time remaining until maturity at March 31, 2007.

                                   Certificates     Savings, NOW and
                                    of Deposit    Money Market Accounts
                                    ----------    ---------------------
                                            (In Thousands)
Maturity Period
---------------
Three months or less...............  $ 32,587            $104,994
Over three through six months......    18,663                  --
Over six through twelve months.....    52,275                  --
Over twelve months.................     7,074                  --
                                     --------            --------
 Total.............................  $110,599            $104,994
                                     ========            ========
Borrowings
----------

    As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. See Note 10 of the Notes to Consolidated Financial Statements contained in the Annual Report for information regarding the maturities and rate structure of the Bank's FHLB advances. Federal law contains certain collateral requirements for FHLB advances. See "Regulation - Federal Regulation of Savings Institutions - Federal Home Loan Bank System."

    At March 31, 2007, the Company had $5.2 million in junior subordinated debentures. Half of the debentures have a fixed rate of 6.88%, which balloons in September 2011. The other half of the debentures have a fixed rate that floats quarterly at 170 basis points over the three-month LIBOR rate, or 7.06% at March 31, 2007. The blended rate was 6.97% at March 31, 2007. The debentures are callable by the Company in September 2011, and quarterly thereafter, with a final maturity date of December 15, 2036. See Note 11 of the Notes to Consolidated Financial Statements contained in the Annual Report for more information.

    The following table sets forth the maximum month-end balance and average balance of FHLB advances, other borrowings and junior subordinated debentures for the periods indicated.

                                           Years Ended March 31,
                                      --------------------------------
                                        2007        2006       2005
                                      --------    --------   ---------
                                               (In Thousands)
Maximum Balance:
FHLB advances...................... $  159,376   $ 132,513  $ 115,258
Other borrowings...................      8,088       7,290      5,915
Junior subordinated debentures.....      5,155           -         --

Average Balance:
FHLB advances...................... $  145,299   $ 121,526  $ 105,272
Other borrowings...................      7,080       6,201      5,488
Junior subordinated debentures.....      2,721           -         --

    At March 31, 2007, the Bank had $8.1 million in retail repurchase agreements with an average rate of 4.41%. These repurchase agreements are included in "Other Borrowings" in the consolidated financial statements and the table above.

   The following table sets forth information as to the Bank's borrowings and the weighted average interest rates thereon at the dates indicated.

                                                 At March 31,
                                      --------------------------------
                                        2007        2006       2005
                                      --------    --------   ---------
                                            (Dollars in Thousands)

Balance:
 FHLB advances....................    $153,049    $131,363    $112,038
 Other borrowings.................       8,088       7,290       5,594
 Junior subordinated debentures...       5,155           -          --

Weighted Average Interest Rate at
 Fiscal Year End:
 FHLB advances....................        4.36%       3.74%       3.41%
 Other borrowings.................        4.41        4.43        2.54
 Junior subordinated debentures...        6.97           -          --

During Fiscal Year:
 FHLB advances....................        4.23%       3.55%       3.54%
 Other borrowings.................        4.49        3.38        1.53
 Junior subordinated debentures...        7.05           -          --

Competition
-----------

    The Bank serves the counties of Aiken and Lexington, South Carolina through its eleven branch offices located in Aiken, North Augusta, Graniteville, Langley, Clearwater, Wagener, Lexington and West Columbia, South Carolina. We are currently constructing a branch office in Columbia County, Evans, Georgia, which is scheduled to open in December 2007.

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

Personnel
---------

    At March 31, 2007, the Bank employed 184 full-time and 27 part-time employees. The Bank employees are not represented by any collective bargaining agreement. Management of the Bank considers its relations with its employees to be good.

    Executive Officers of the Registrant. The following table sets forth information regarding the executive officers of the Company and the Bank.


                      Age at                   Position
                     March 31,    -------------------------------------------
    Name               2007              Company                 Bank
-------------       ------------  --------------------   ---------------------

Timothy W. Simmons      61        President and Chief    Chairman of the Board
                                   Executive Officer      and Chief Executive
                                                          Officer
T. Clifton Weeks        80        Chairman of the Board
Roy G. Lindburg         46        Treasurer and Chief    Treasurer and Chief
                                   Financial Officer      Financial Officer
J. Chris Verenes        51                               President


    Biographical Information. The following is a description of the principal occupation and employment of the executive officers of the Corporation and the Bank during at least the past five years:

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

    Roy G. Lindburg has been Chief Financial Officer of the Company and the Bank since January 1995. He was named Executive Vice President in 2005.

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

General
-------

    The Bank, as a federally-chartered savings institution, is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as its deposits insurer. The Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund administered by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and, under certain circumstances, the FDIC to evaluate the Bank's safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company and the Bank and their operations. The Company, as a savings and loan holding company, is required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the OTS. The Company is also subject to the rules and regulations of the SEC under the federal securities laws. See "-- Savings and Loan Holding Company Regulations."

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

    All savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the fiscal year ended March 31, 2007 was $144,000.

    The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 2007, the Bank's lending limit under this restriction was $7.7 million and, at that date, the Bank's largest single loan to one borrower was $7.0 million, which was performing according to its original terms.

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

    Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. At March 31, 2007, the Bank had $153.0 million of outstanding advances from the FHLB of Atlanta under an available credit facility of $221.2 million, which is limited to available collateral. See Business - Sources of Funds - Borrowings.

    As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta. At March 31, 2007, the Bank had $8.2 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past two fiscal years these dividends have averaged 5.14% and were 5.83% for the fiscal year ended March 31, 2007.

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

    Federal Deposit Insurance Corporation. The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

    The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005, which was enacted in 2006 ("Reform Act"). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution's assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions.
Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC's analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

    The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank's one-time credit is expected to be approximately $235,000.

The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

    In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending March 31, 2007 averaged 1.22 basis points of assessable deposits.

    The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

    The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. There can be no prediction as to what insurance assessment rates will be in the future. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of the Bank's deposit insurance.

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

    The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At March 31, 2007, the Bank met each of these capital requirements. For additional information, see Note 13 of the Notes to Consolidated Financial Statements included in the Annual Report.

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

    At March 31, 2007, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

    Qualified Thrift Lender Test. All savings institutions, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its total assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in
Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments.

    A savings institution that fails to meet the QTL is subject to certain operating restrictions and may be required to convert to a national bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments." As of March 31, 2007, the Bank maintained 91.2% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

    Savings institutions proposing to make any capital distribution need not submit written notice to the OTS prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See " Capital Requirements."

    Activities of Savings Institutions and their Subsidiaries. When a savings institution establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that it controls, the savings institution must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings institutions also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

    The OTS may determine that the continuation by a savings institution of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the institution or is inconsistent with sound banking practices or with the purposes of the Federal Deposit Insurance Act. Based upon that determination, the FDIC or the OTS has the authority to order the savings institution to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the Deposit Insurance Fund. If so, it may require that no member of the Deposit Insurance Fund engage in that activity directly.

    Transactions with Affiliates. The Bank's authority to engage in transactions with "affiliates" is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board's Regulation W. The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution. The Company and its non-savings institution subsidiaries are affiliates of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to an aggregate percentage of the institution's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

    The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors. However, there is a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank's authority to extend credit to executive officers, directors and 10% stockholders ("insiders"), as well as entities such persons control, is limited. The law restricts both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain Board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

    Community Reinvestment Act. Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OTS, in connection with its examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for Community Reinvestment Act compliance and received a rating of satisfactory in its latest examination.

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

    Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the standard.

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

    Privacy Standards. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA"), modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial
service providers.   The Bank is subject to OTS regulations implementing the
privacy protection provisions of the GLBA. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.

    Anti-Money Laundering and Customer Identification. Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") in response to the terrorist events of September 11, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. In March 2006, Congress re-enacted certain expiring provisions of the USA Patriot Act.

Savings and Loan Holding Company Regulation
-------------------------------------------

    General. The Company is a unitary savings and loan holding company subject to regulatory oversight of the OTS. Accordingly, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to present a serious risk to the Bank.

    Mergers and Acquisitions. The Company must obtain approval from the OTS before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. In evaluating an application for the Company to acquire control of a savings institution, the OTS would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the insurance fund, the convenience and the needs of the community and competitive factors.

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

    If the Bank fails the QTL test, the Company must, within one year of that failure, register as, and will become subject to, the restrictions applicable to bank holding companies. See " Federal Regulation of Savings Institutions Qualified Thrift Lender Test."

    Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") was signed into law in response to public concerns regarding corporate accountability in connection with several accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, including the Company.

    The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, and required the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and related rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

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

    The thrift bad debt rules were revised by Congress in 1996. The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has no post-1987 reserves subject to recapture. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction has been determined under the experience method using a formula based on actual bad debt experience over a period of years. The unrecaptured base year reserves will not be subject to recapture as long as the Bank continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

    Distributions. To the extent that the Bank makes "nondividend distributions" to the Company, these distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and
local taxes).  See "Regulation   Federal Regulation of Savings Institutions
Limitations on Capital Distributions" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

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

    Audits. The Company, the Bank and its consolidated subsidiaries have been audited or their books closed without audit by the IRS with respect to consolidated federal income tax returns through March 31, 1999. See Note 12 of the Notes to Consolidated Financial Statements contained in the Annual Report for additional information regarding income taxes.

State Taxation
--------------

    South Carolina has adopted the Internal Revenue Code as it relates to savings banks, effective for taxable years beginning after December 31, 1986. The Bank is subject to South Carolina income tax at the rate of 6%. The Bank has not been audited by the State of South Carolina during the past five years.

    The Company's income tax returns have not been audited by federal or state authorities within the last five years. For additional information regarding income taxes, see Note 12 of the Notes to Consolidated Financial Statements contained in the Annual Report.

Item 1A.  Risk Factors.

    An investment in our common stock involves various risks which are particular to Security Federal Corporation, our industry, and our market area. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.

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

    Although we have hired experienced lending officers in Lexington County, that market area is relatively new to us. Many of our loans in that market are acquisition and development loans and loans to builders for speculative housing, which have a higher degree of risk than single family permanent mortgage loans. Although we have not had increased delinquencies in that market, we have not experienced an economic cycle of declining real estate values in Lexington County. We also plan to enter the metro Augusta, Georgia market by opening a branch in Evans, which will be a new market area for us. We plan on hiring experienced lenders, although this may be difficult because competition for experienced commercial lenders is fierce. Because these market areas are new to us, we may experience increased loan losses that would require additional reserves and which would negatively impact our earnings.

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

    Interest rates have recently been at historically low levels. However, since March 31, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate seventeen times, from 1.00% to 5.25%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, the pricing of our loans have more than offset the rise in funding cost. In a sustained rising interest rate environment, the asset yields are expected to closely match rising funding costs. A sustained falling interest rate environment would negatively impact margins. Opportunities to reduce non-maturity deposit rates become more difficult to realize in a protracted decline in rates, while asset yields come under constant pressure. We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

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

    We rely on customer deposits and advances from the FHLB of Atlanta and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, no assurance can be given that we would be able to replace such funds in the future if our financial condition or the financial condition of the FHLB or market conditions were to change. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our profitability would be adversely affected.

Competition with other financial institutions could adversely affect our profitability.

    The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. Consolidation among financial service providers has resulted in fewer very large national and regional banking and financial institutions holding a large accumulation of assets. These institutions generally have significantly greater resources, a wider geographic presence or greater accessibility. Our competitors may be able to offer more services, more favorable pricing or greater customer convenience than we do. In addition, our competition has grown from new banks and other financial services providers that target our existing or potential customers. As consolidation continues among large banks, we expect additional institutions to try to exploit our market.

    Technological developments have allowed competitors, including some non-depository institutions, to compete more effectively in local markets and have expanded the range of financial products, services and capital available to our target customers. If we are unable to implement, maintain and use such technologies effectively, we may not be able to offer products or achieve cost-efficiencies necessary to compete in our industry. In addition, some of these competitors have fewer regulatory constraints and lower cost structures.

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

    We recently acquired the Collier Jennings Companies, a local insurance agency. The integration of the Collier-Jennings Companies may be difficult and may cause us not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from the acquisition. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of our business. The diversion of management's attention and any delays or difficulties encountered in connection with the acquisition could have an adverse effect on our business and results of operations following the acquisition or otherwise adversely affect our ability to achieve the anticipated benefits of the acquisition.

We are subject to extensive regulation from numerous governmental agencies, which could restrict our activities and impose financial requirements or limitations on the conduct of our business.

    We are subject to extensive federal and state regulation and supervision, primarily through Security Federal Bank. Banking regulations are primarily intended to protect depositors' funds, the federal deposit insurance fund and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

We are dependent on key individuals, and the loss of one or more of these key individuals could limit our growth and adversely affect earnings.

    Timothy W. Simmons, our Chief Executive Officer, is a very experienced banker and has long-standing ties to our community. The loss of Mr. Simmons, or other key personnel, could have a negative impact on earnings. The competition for seasoned, experienced, banking personnel is highly competitive in South Carolina. The cost of attaining and retaining these individuals could increase in the future, which would negatively impact our operations. Our success depends on our ability to continue to attract, manage and retain other qualified personnel as we grow. We cannot assure you that we will continue to attract or retain such personnel.

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

Item 2.  Properties
         ----------

    At March 31, 2007, Security Federal owned the buildings and land for six of its branch offices, and the operations center, leased the land and owned the improvements thereon for two of its offices, and leased the remaining five offices, including its main office. The Company also leased three offices for Security Federal Insurance/Collier Jennings. The property related to the offices owned by Security Federal had a depreciated cost (including land) of approximately $5.8 million at March 31, 2007. At March 31, 2007, the aggregate net book value of leasehold improvements (excluding furniture and equipment) associated with leased premises was $2.9 million. In addition to the properties related to current Company offices, Security Federal owned six other properties at March 31, 2007. Three lots owned for future branch sites, one in Aiken County, South Carolina, one in Lexington County, South Carolina, and the other in Richland County, South Carolina, had a combined book value of $2.2 million. Another property, in Columbia County, Georgia, which is currently under construction for a future branch location in Evans, Georgia, had a book value (construction in process and land) of approximately $1.9
million at March 31, 2007.   The branch is expected to be open in December
2007. Another lot in Aiken County, to be used for a possible new Operations Center, had a book value of $236,000. The other property consisting of land and a building, located adjacent to the 1705 Whiskey Road office, is currently leased and had a book value of approximately $202,000 at March 31, 2007. See
Note 6 of the Notes to Consolidated Financial Statements contained in the Annual Report.

    The following table sets forth the net book value of the offices owned (including land) and leasehold improvements on properties leased by Security Federal at March 31, 2007.


                                         Lease     Date
                                         Expir-  Facility   Gross
                               Owned or  ation    Opened/   Square   Net Book
Location                        Leased   Date    Acquired   Footage    Value
----------------------------    ------   -----    --------   -------  --------

Main Office:

 238 Richland Avenue, W.        Leased    2016     2006       3,840   $834,000
 Aiken, South Carolina

Full Service Branch Offices

 100 Laurens Street, N.W.       Leased    2016     1959       3,840    838,000
 Aiken, South Carolina

 1705 Whiskey Road S.           Owned      N/A     1980      10,000    864,000
 Aiken, South Carolina

 313 East Martintown Road       Owned (1)  N/A     1973       4,356    567,000
 North Augusta, South Carolina

 1665 Richland Avenue, W.       Owned      N/A     1984       1,942    263,000
 Aiken, South Carolina

 Montgomery & Canal Streets     Leased    2007     1993 (2)   3,576    246,000
 Masonic Shopping Center
 Graniteville, South Carolina

 2812 Augusta Road              Owned      N/A     1993 (2)   2,509     97,000
 Langley, South Carolina

 Highway 125 and Highways 1     Leased    2008     1993 (2)   2,287     25,000
  and 78
 Midland Valley Shopping Center
 Clearwater, South Carolina

 118 Main Street North          Owned      N/A     1993 (2)   3,600    194,000
 Wagener, South Carolina

 1185 Sunset Boulevard          Leased    2015     2000      10,000    610,000
 West Columbia, South Carolina

 2587 Whiskey Road              Owned      N/A     2006       4,000  1,555,000
 Aiken, South Carolina

 5446 Sunset Boulevard          Owned (3)  N/A     2003       9,200  1,527,000
 Lexington, South Carolina

 Operations Center:
 871 East Pine Log Road         Owned      N/A     1988      10,000    752,000
 Aiken, South Carolina

                    (table continued on the following page)

                                         Lease     Date
                                         Expir-  Facility    Gross
                               Owned or  ation    Opened/    Square   Net Book
Location                        Leased   Date    Acquired    Footage    Value
----------------------------    ------   -----    --------   -------  --------

 Insurance Investments & Trust   Leased   2016      2006      1,948    291,000
  Offices
 234 Richland Avenue, West
 Aiken, South Carolina

 Insurance Office & Insurance    Leased   2011      2006      4,600     32,000
  Operations Center
 517-521 Belvedere Clearwater Road
 North Augusta, South Carolina

 Insurance Office                Leased   2008      2006      1,500         --
 1557 F. Gordon Highway
 Augusta, Georgia

-----------
(1) Security Federal has a lease on the land for trust of which expires in 2023, but has options through 2063.
(2) Represents acquisition date.
(3) Security Federal has a lease on the land for this office which expires in 2018, but has options through 2063.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

    No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2007.

                                   PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
         ------------------------------------------------------------------

    The information contained in the section captioned "Shareholders
Information   Price Range of Common Stock" and "  Dividends" in the Annual
Report is incorporated herein by reference.

    Stock Repurchases. The following table sets forth the Company's repurchases of its outstanding common stock during the fourth quarter of the year ended March 31, 2007.

                                             Total Number
                                              of Shares         Maximum
                                             Purchased as        Number
                     Total                     Part of       of Shares that
                   Number of     Average       Publicly         May Yet Be
                    Shares      Price Paid     Announced        Purchased
Period             Purchased    per Share        Plans       Under the Plans
----------------  -----------  ------------   ------------  -----------------

January 1 -
 January 31......     6,476       $23.79          6,476           99,659
February 1 -
 February 28.....        --           --             --               --
March 1 -
 March 31........     2,485        24.15          2,485           97,174
                    -------      -------        -------          -------
Total............     8,961       $23.89          8,961           97,174
                    =======      =======        =======          =======

    These stock repurchases are being conducted pursuant to a repurchase program announced by the Company in May 2004, for the purchase of up to 5% of its outstanding shares, or approximately 126,000 shares, subject to market conditions.

    Equity Compensation Plan Information. The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

    Performance Graph. The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return on the NASDAQ Composite Index and a peer group of the SNL All Thrift Index. Total return assumes the reinvestment of all dividends and that the value of Common Stock and each index was $100 on March 31, 2002.



                        [PERFORMANCE GRAPH APPEARS HERE]





                                          Period Ending
                  ------------------------------------------------------------
Index             03/31/02    03/31/03  03/31/04  03/31/05  03/31/06  03/31/07
----------------  ----------  --------  --------  --------  --------  --------
Security Federal
 Corporation        $100.00      93.49     97.54    107.38    113.99    117.53
NASDAQ Composite     100.00      72.68    108.07    108.34    126.79    131.23
SNL Thrift Index     100.00     111.47    165.58    162.76    183.33    193.84

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

    Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises principally from interest rate risk inherent in our lending, investing, deposit and borrowings activities. Management actively monitors and manages its interest rate risk exposure. In addition to other risks that we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could have a potentially have a material effect on our financial condition and result of operations. The information contained in the section captioned "Management's Discussion and Analysis of
Financial Condition and Results of Operations   Asset and Liability
Management" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

    Report of Independent and Registered Accounting Firm*
    Consolidated Balance Sheets, March 31, 2007 and 2006*
    Consolidated Statements of Income For the Years Ended March 31, 2007, 2006
     and 2005*
    Consolidated Statements of Changes in Shareholders' Equity and
     Comprehensive Income For the Years Ended March 31, 2007, 2006 and 2005* Consolidated Statements of Cash Flows For the Years Ended March 31, 2007,
     2006 and 2005* Notes to Consolidated Financial Statements*
    Quarterly Financial Data (unaudited)*

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

    (b) Changes in Internal Controls: In the year ended March 31, 2007, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Item 9B.  Other Information
          -----------------

    There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal 2007 that was not so disclosed.

                             PART III

Item 10. Directors, Executive Officers and Corporate Governance
         ------------------------------------------------------

    The information contained under the section captioned " Proposal 1 - Election of Directors" in the Proxy Statement is incorporated herein by reference.

    For information regarding the executive officers of the Company and the Bank, see the information contained herein under the section captioned "Item
1.  Business - Personnel - Executive Officers of the Registrant."

    Audit Committee Financial Expert. The Audit Committee of the Company is composed of Directors Harry O. Weeks (Chairperson), Clyburn and Moore. Each member of the Audit Committee is "independent" as defined in the Nasdaq Stock Market listing standards. The Board of Directors has determined there is no "audit committee financial expert" as defined by the SEC. The Board believes that the current members of the Audit Committee are qualified to serve based on their collective experience and background. Each member of the Audit Committee is independent as that term is used in Rule 10A-3 of the Exchange Act.

    Code of Ethics. The Board of Directors has adopted a Code of Ethics for the Company's officers (including its senior financial officers), directors and employees. The Code is applicable to the Company's principal executive officer and senior financial officers, and requires individuals to maintain the highest standards of professional conduct. A copy of the Code of Ethics was filed as and exhibit to the Company's Annual Report on Form 10-K for the year ended March 31, 2006. The Company has not made the Code of Ethics available on its website. The Company will provide a copy of the Code of Ethics free of charge upon request. Requests should be made to: Secretary, Security Federal Corporation, P.O. Box 810, Aiken, South Carolina 29802.

    Compliance with Section 16(a) of the Exchange Act. The information contained under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" is included in the Company's Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation
         ----------------------

    The information contained in the section captioned "Executive
Compensation" in the Proxy Statement  is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
         ------------------------------------------------------------------

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

    (d)  Equity Compensation Plan Information

    The following table sets forth certain information with respect to securities to be issued under the Company's equity compensation plans as of March 31, 2007.

                                                                   (c)
                                                                 Number of
                                                                securities
                                                                 remaining
                            (a)                                available for
                          Number of                           future issuance
                         securities            (b)             under equity
                        to be issued      Weighted-average     compensation
                       upon exercise of   exercise price     plans (excluding
                         outstanding      of outstanding        securities
                      options, warrants  options, warrants     reflected in
Plan category             and rights        and rights          column (a))
--------------------  -----------------  -----------------  ------------------

Equity compensation
 plans approved
 by security holders:
    1999 Stock Option
     Plan............      63,600              $19.75             12,750
    2002 Stock Option
     Plan............      22,000               21.29             10,250
    2006 Stock Option
     Plan............      14,000               23.06             36,000
Equity compensation
 plans not approved by
 security holders:          N/A                  N/A                N/A
                     -----------------  -----------------  ------------------
      Total..........      99,600              $20.55             59,000
                     =================  =================  ==================

Item 13. Certain Relationships and Related Transactions, and Director
         Independence
         ------------------------------------------------------------

    Related Transactions. The information contained in the section captioned "Meetings and Committees of the Board of Directors and Corporate Governance Matters - Corporate Governance - Related Party Transactions" in the Proxy Statement is incorporated herein by reference.

    Director Independence. The information contained in the section captioned "Meetings and Committees of the Board of Directors and Corporate Governance Matters - Corporate Governance - Director Independence" in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
         --------------------------------------

    The information contained under the section captioned "Auditor " is included in the Company's Proxy Statement and is incorporated herein by reference.

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

    3.   Exhibits:
         ---------

         3.1  Articles of Incorporation, as amended (1)
         3.2  Bylaws (2)
         4    Instruments defining the rights of security holders, including indentures (3)
         10.1 1993 Salary Continuation Agreements (4)
         10.2 Amendment One to 1993 Salary Continuation Agreements (5)
         10.3 Form of 2006 Salary Continuation Agreement (6)
         10.4 1999 Stock Option Plan (2)
         10.5 1987 Stock Option Plan (4)
         10.6 2002 Stock Option Plan (7)
         10.7 2004 Employee Stock Purchase Plan (8)
         10.8 Incentive Compensation Plan (4)
         13   Annual Report to Stockholders
         14   Code of Ethics (9)
         21   Subsidiaries of Registrant
         23   Consent of Elliott Davis, LLC
         31.1 Certification of Chief Executive Officer Pursuant to Section 302
              of the Sarbanes-Oxley Act
         31.2 Certification of Chief Financial Officer Pursuant to Section 302
              of the Sarbanes-Oxley Act
         32   Certification of Chief Executive Officer and Chief Financial
              Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

         ________
         (1) Filed on June 26, 1998, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
         (2) Filed on March 2, 2000, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference.
         (3) Filed on August 12, 1987, as an exhibit to the Company's Registration Statement on Form 8-A and incorporated herein by reference.
         (4) Filed on June 28, 1993, as an exhibit to the Company's Annual Report on Form 10-KSB and incorporated herein by reference.
         (5) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.
         (6) Filed on May 24, 2006 as an exhibit to the Company's Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
         (7) Filed on June 19, 2002, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
         (8) Filed on June 18, 2004, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
         (9) Filed on June 29, 2006, as an exhibit to the Company's Annual Report on Form 10-K and incorporated herein by reference.

                                 SIGNATURES

    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SECURITY FEDERAL CORPORATION


Date:  June 26, 2007            By: /s/Timothy W. Simmons
                                 --------------------------------------
                                 Timothy W. Simmons
                                 President, Chief Executive Officer and
                                 Director
                                 (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Timothy W. Simmons                                 June 26, 2007
    ------------------------------------
    Timothy W. Simmons
    President, Chief Executive Officer and Director
   (Principal Executive Officer)

By: /s/Roy G. Lindburg
    ------------------------------------                  June 26, 2007
    Roy G. Lindburg
    Treasurer, Chief  Financial Officer and Director
   (Principal Financial and Accounting Officer)

By: /s/T.Clifton Weeks                                    June 26, 2007
    ------------------------------------
    T. Clifton Weeks
    Chairman of the Board and Director

By:/s/J. Chris Verenes                                    June 26, 2007
   -------------------------------------
   J. Chris Verenes
   President of the Bank and Director of
   the Company and the Bank


By:/s/Gasper L. Toole III                                 June 26, 2007
   -------------------------------------
   Gasper L. Toole III
   Director

By:/s/Harry O. Weeks Jr.                                  June 26, 2007
   -------------------------------------
   Harry O. Weeks Jr.
   Director

By:/s/Robert E. Alexander                                 June 26, 2007
   -------------------------------------
   Robert E. Alexander
   Director

By:/s/Thomas L. Moore                                     June 26, 2007
   -------------------------------------
   Thomas L. Moore
   Director

By:/s/William Clyburn                                     June 26, 2007
   -------------------------------------
   William Clyburn
   Director

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

                                  Exhibit 13

                        Annual Report to Stockholders

                                                            ANNUAL REPORT 2007

                                                  SECURITY FEDERAL CORPORATION
==============================================================================
                                                                MARCH 31, 2007

                                                     LETTER TO SHAREHOLDERS

Fellow Shareholders:

In keeping with our conservative but steady growth strategy, Security Federal Corporation, holding company of Security Federal Bank, is pleased to announce an increase in earnings for the year ending March 31, 2007. The Company reported net income of $4.1 million or $1.59 per share (basic) for the year ending March 31, 2007, an8.2% increase from net income of $3.8 million or $1.51 per share (basic) for the year ending March 31, 2006. The increase in net income is a result of a $1.5million increase in net interest income and a $1.2million increase in non-interest income offset partially by a $2.1 million increase in general and administrative expenses for the year ending March 31, 2007 when compared to the year ending March 31, 2006.

Total assets at March 31, 2007 were $738.1 million compared to $658.7 million at March 31, 2006, an increase of 12.1% for the year. Net loans receivable increased $60.9million or 16.2% to $436.0million at March 31, 2007 from$375.1 million at March 31, 2006. Total deposits were $523.7 million at March 31, 2007 compared to $479.2million at March 31, 2006, an increase of 9.3%. Federal Home Loan Bank Advances, debentures and other borrowings increased $27.6million or 20.0% to $166.3million at March 31, 2007 from $138.7 million at March 31, 2006.

We are pleased to announce that a quarterly dividend of $.07 per share will be paid on or about June 15, 2007 to shareholders of records as of May 31, 2007. This is a $.01 increase over the previous quarter and is the sixty-sixth consecutive quarterly dividend to shareholders since the Bank's conversion in October of 1987 from a mutual to a stock form of ownership. The dividend was declared as a result of the Bank's continued profitability.

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

Sincerely,               Sincerely,

/s/T. Clifton Weeks      /s/Timothy W. Simmons

T. Clifton Weeks         Timothy W. Simmons
Chairman                 President & Chief Executive Officer


CONTENTS:

2    Letter to Shareholders

3    Laying the Groundwork

4-6  Financial Highlights

7    Selected Consolidated Financial & Other Data

8 Management's Discussion and Analysis of Financial Condition & Results of Operations

23   Report of Elliott Davis, LLC, Independent Auditors

24   Consolidated Balance Sheets

25   Consolidated Statements of Income

26   Consolidated Statements of Shareholders' Equity Comprehensive Income

27   Consolidated Statements of Cash Flows

29   Notes to Consolidated Financial Statements

58   Shareholders Information

60   Security Federal Bank Board of Directors

61   Bank Advisory Boards

62   Management Team & Branch Locations

63   Our Locations

GROUNDWORK IS BEING LAID FOR THE FUTURE
J. Chris Verenes, President, Security Federal Bank

Branch Investment

While Security Federal is number one in deposits in Aiken County, expanding into other markets is in our long-term best interest. As a result, we have branched out into the Midlands' market with the addition of our West Columbia and Lexington branches. We are currently renovating a building in the Vista area of downtown Columbia that will open in the fall of this year. Additionally, we have purchased lots in two of the fastest growing markets in the Midlands Richland Northeast and Ballentine. These new locations will begin to provide us with a branch network system in the Midlands which is important to fully servicing the regional shopping patterns of Midlands' residents.

We plan to open our first Georgia branch in the fast growing Augusta Evans market in December of this year. We will be relocating our Clearwater branch in the next 18 months to a more favorable location that will allow us to better serve our customers. Expansion of our branch network will pressure our short-term earnings but improve our performance over the long-term.

Financial Services Investment

In order to diversify our sources of revenue, we continue to build our Financial Services' subsidiaries. Our Trust and Investment subsidiaries are establishing an outstanding reputation and continue to grow. Last year, we merged with the Collier Jennings Insurance Agency and the integration is going well. This merger enables us to provide automobile insurance, homeowners insurance and premium financing, in addition to life insurance.

Investments for the Long-Term

During the past year, we continued to make significant capital investments, increase dividends and repurchase our stock while growing our earnings 8.2%. We are pleased with the steady and consistent growth of Security Federal, but must not lose sight of the need to competitively position the corporation for the next ten years. While there is a tendency for corporations to make short-term decisions focused on quarterly results, Security Federal has historically displayed the patience to make sound decisions based on the long-term interest of our customers, employees and stockholders. We will continue to patiently balance our near-term needs and goals in tandem with the necessary long-term investments that we believe are critical to Security Federal's future success. This philosophy should continue to serve us well just as it has since we were founded in 1922.

FINANCIAL HIGHLIGHTS

                                             Years Ended March 31st

                                              2007           2006

Net Income                                    4,127,000      3,813,000

Earnings Per Share - Basic                    1.59           1.51

Book Value Per Share                          16.36          14.82

Total Interest Income                         42,098,000     32,617,000

Total Interest Expense                        23,933,000     15,969,000

Net Interest Income Before
 Provision For Loan Losses                    18,165,000     16,648,000

Provision For Loan Losses                     600,000        660,000

Net Interest Income After
 Provision  For Loan Losses                   17,565,000     15,988,000

Net Interest Margin                           2.76%          2.79%

Total Loans Originated                        379,593,000    301,832,000

Adjustable Rate Loans As A Percentage
 of Total Gross Loans                         61.0%          63.3%

Financial Highlights
------------------------------------------------------------------------------

                                   2007     2006      2005     2004    2003
                                  ------   ------    ------   ------  ------
Net Income (In Thousands)         $4,127   $3,813    $3,505   $4,263* $3,231

*Includes the sale of the Denmark branch.

                                   2007     2006      2005     2004    2003
                                  ------   ------    ------   ------  ------
Total Assets (In Millions)        $ 738    $ 659     $ 586    $  528  $  445



                                   2007     2006      2005      2004    2003
                                  ------   ------    ------    ------  ------
Return on Equity                  10.24%   10.27%    10.28%    13.67%  11.37%



Allowance for Loan Losses (1)      2007     2006      2005      2004    2003
                                  ------   ------    ------    ------  ------
                                  1.65%     1.76%    1.94%     2.17%    1.98%

(1) Allowance for losses as a percentage of total loans.

Financial Highlights
------------------------------------------------------------------------------

                                2007     2006     2005    2004    2003
                               ------   ------   ------  ------  ------
Book Value Per Share           $16.36   $14.82   $13.92  $13.30  $11.98




                                2007      2006     2005    2004    2003
                               ------    ------   ------  ------  ------
Earnings Per Share - Basic     $1.59     $1.51    $1.39   $1.70   $1.29



Security Federal Corporation Stock Prices (at March 31st of each year)


 2007    2006    2005    2004    2003    2002    2001
------  ------  ------  ------  ------  ------  ------
 24.75   24.25   23.00   21.00   20.26   21.67   20.00



 2000    1999    1998    1997    1996    1995    1994
------  ------  ------  ------  ------  ------  ------
 18.00  15.00     7.33    5.17    4.54    3.65    3.37



 1993   1992    1991    1990    1989     1988
------ ------  ------  ------  -------  ------
  2.75  2.54     2.46    2.40    1.83    1.75

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Selected Consolidated Financial and Other Data



                                     At Or For The Year Ended March 31,
                          --------------------------------------------------
                            2007      2006       2005       2004      2003
                          --------  --------   --------   --------  --------
Balance Sheet Data           (Dollars In Thousands, Except Per Share Data)
-----------------------
Total Assets             $738,110   $658,678   $585,978   $528,005   $444,904
Cash And Cash
 Equivalents               13,438     14,351      7,916      6,749      8,239
Investment And Mortgage-
 Backed Securities        249,750    238,433    241,076    245,715    182,117
Total Loans Receivable,
 Net (1)                  436,038    375,109    316,889    259,895    243,156
Deposits                  523,738    479,229    430,287    389,593    358,474
Advances From Federal
 Home Loan Bank           153,049    131,363    112,038     96,336     49,772
Total Shareholders'
 Equity                    42,693     37,602     35,111     33,472     30,040

Income Data
-----------------------
Total Interest Income      42,098     32,617     25,770     23,011     23,660
Total Interest Expense     23,933     15,969     11,525      9,606     10,016
                         --------   --------   --------   --------   --------
Net Interest Income        18,165     16,648     14,245     13,405     13,644
Provision For Loan
 Losses                       600        660        780      1,200      1,800
                         --------   --------   --------   --------   --------
Net Interest Income
 After Provision For
 Loan Losses               17,565     15,988     13,465     12,205     11,844
Other Income(2)             3,861      2,840      2,524      5,235      3,811
General And
 Administrative Expense    15,157     13,027     10,773     10,725     10,483
Income Taxes                2,142      1,778      1,711      2,452      1,941
                         --------   --------   --------   --------   --------
Net Income               $  4,127   $  3,813   $  3,505   $  4,263   $  3,231
                         ========   ========   ========   ========   ========

Per Common Share Data
-----------------------
Net Income Per Common
 Share (Basic)           $   1.59   $   1.51   $   1.39   $   1.70   $   1.29
                         ========   ========   ========   ========   ========
Cash Dividends Declared  $   0.24   $   0.16   $   0.11   $   0.08   $ 0.0602
                         ========   ========   ========   ========   ========

Other Data
-----------------------
Interest Rate Spread
 Information:
  Average During Period      2.47%      2.52%      2.44%      2.66%      3.19%
  End Of Period              2.51%      2.59%      2.45%      2.59%      3.00%
Net Interest Margin (Net
 Interest Income/Average
 Earning Assets)             2.76%      2.79%      2.64%      2.84%      3.46%
Average Interest-Earning
 Assets To Average
 Interest-Bearing
 Liabilities               108.00%    110.25%    109.07%    109.05%    110.47%
Equity To Total Assets       5.78%      5.71%      5.99%      6.34%      6.75%
Non-Performing Assets
 To Total Assets (3)         0.15%      0.20%      0.42%      0.40%      0.27%
Return On Assets (Ratio
 Of Net Income To
 Average Total Assets)       0.59%      0.62%      0.63%      0.87%      0.79%
Return On Equity (Ratio
 Of Net Income To
 Average Equity)            10.24%     10.27%     10.28%     13.67%     11.37%
Equity To Assets Ratio
 (Ratio Of Average
 Equity To Average
 Total Assets)               5.78%      6.03%      6.09%      6.36%      6.90%
Dividend Pay-Out Ratio
 On Common Shares           15.11%     10.67%      7.96%      4.75%      4.69%
Number Of Full-Service
 Offices                       11         11         11         11          11

(1) INCLUDES LOANS HELD FOR SALE.
(2) FOR 2004, INCLUDES APPROXIMATELY $1.5 MILLION IN GAIN ON SALE OF BRANCH
(3) NON-PERFORMING ASSETS CONSIST OF NON-ACCRUAL LOANS AND REPOSSESSED ASSETS.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition and
                            Results of Operation

General

The following discussion is presented to provide the reader with an understanding of the financial condition and results of operations of Security Federal Corporation and its subsidiaries. The investment and other activities of the parent company, Security Federal Corporation (the "Company"), have had no significant impact on the results of operations for the periods presented in the financial statements. The information presented in the following discussion of financial results is indicative of the activities of Security Federal Bank (the "Bank"), a wholly owned subsidiary of the Company. The Bank is a federally chartered thrift that was founded in 1922. The Bank also has four wholly owned subsidiaries, Security Federal Insurance Inc. ("SFINS"), Security Federal Investments Inc. ("SFINV"), Security Federal Trust Inc. ("SFT"), and Security Federal Financial Services Corporation ("SFSC"). SFINS, SFINV, and SFT were formed in the fiscal year ended March 31, 2002 and began operating during the December 2001 quarter. SFINS has a wholly owned subsidiary, Collier Jennings Financial Corporation, which has as subsidiaries Collier Jennings Inc., The Auto Insurance Store Inc., and Security Federal Premium Pay Plans Inc. Security Federal Corporation has a wholly owned subsidiary, Security Federal Statutory Trust (the "Trust"), which issued and sold fixed and floating rate capital securities of the Trust. However, under current accounting guidance, the Trust is not consolidated in the financial statements. SFSC was formed in 1975 and is currently inactive. Unless the context indicates otherwise, references to the Company shall include the Bank and its subsidiaries.

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

Forward-Looking Statements

This document, including information included or incorporated by reference, contents, and future filings by the Company on Form 10-K, Form 10-Q, and Form 8-K, and future oral and written statements by the Company and its management may contain forward-looking statements about the Company and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation: statements with respect to anticipated future operating and financial performance; growth opportunities; interest rates; acquisition and divestiture opportunities; and synergies, efficiencies, and cost-savings. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates, and intentions of management and are not guarantees of future performance. Factors which could affect results include interest rate trends, the general economic climate in the Company's market area and the nation as a whole, the ability of the Company to control costs and expenses, deposit flows, demand for mortgages and other loans, real estate values and vacancy rates, competition, pricing, loan delinquency rates and changes in federal regulation. These factors should be considered in evaluating "forward-looking statements," and undue reliance should not be placed on any such statements. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, identified in the Company's filings with the Securities and Exchange Commission ("SEC"), and presented by our management from time to time could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.

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

Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy because of the significant degree of management judgment involved in determining the amount of allowance for loan losses. The Company has developed policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. Refer to the discussion under the section entitled "Financial Condition" and "Provision for Loan Losses" section in the "Comparison of the Years Ended March 31, 2007 and 2006" and "Comparison of the Years Ended March 31, 2006 and 2005" herein for a further discussion of the Company's estimation process and methodology related to the allowance for loan losses.

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

At March 31, 2007, the positive mismatch of interest-earning assets repricing or maturing within one year with interest-bearing liabilities repricing or maturing within one year was $1.7 million or 0.2% of total assets compared to $26.7 million or 4.1% at March 31, 2006. For more information on the Bank's repricing position at March 31, 2007, see the tables on pages 11 and 12.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition and
                            Results of Operation

Asset and Liability Management, Continued

During the past year, the Bank originated, for investment purposes, approximately $40.3 million in adjustable rate residential real estate loans ("ARM's"), which are held for investment and not sold. The Bank's loan portfolio included $274.3 million of adjustable rate consumer loans, commercial loans, and mortgage loans or, approximately 61.0% of total gross loans at March 31, 2007. During fiscal 2007, the Bank originated $318.5 million in consumer and commercial loans, which are usually short term in nature. The Bank's portfolio of consumer and commercial loans was $323.0 million at March 31, 2007, $267.8 million at March 31, 2006, and $213.1 million at March 31, 2005. Consumer and commercial loans combined were 71.8% of total loans at March 31, 2007, 68.5% of total loans at March 31, 2006, and 63.0% at March 31, 2005.

At March 31, 2007, the Bank held approximately $7.7 million in longer term fixed rate residential mortgage loans. These loans, which amounted to 1.7% of the total loan portfolio, had converted from ARM loans to fixed rate loans during the previous 60 months. These fixed rate loans have remaining maturities ranging from 10 to 29 years. As of March 31, 2007, the Bank no longer has any ARM loans that have conversion features to fixed rate loans.
On new originations, the Bank sells virtually all of its 15 and 30 year fixed rate mortgage loans at origination. Fixed rate residential loans sold to Freddie Mac and other institutional investors, on a service-released basis, totaled $30.3 million in fiscal 2007, $29.9 million in fiscal 2006, and $26.0 million in fiscal 2005. The Bank sells all its fixed rate mortgage loans on a service-release basis.

Certificates of deposit of $100,000 or more, referred to as "Jumbo Certificates," are normally considered to be interest rate sensitive because of their relatively short maturities. Many financial institutions have used Jumbo Certificates to manage interest rate sensitivity and liquidity. The Bank has not relied on Jumbo Certificates for liquidity or asset liability management. As of March 31, 2007, the Bank had $110.6 million outstanding in Jumbo Certificates compared to $61.9 million at March 31, 2006. The Bank has no brokered deposits. The majority of the Bank's deposits originate from the Bank's immediate market area.

The following table sets forth the maturity schedule of certificates of deposit with balances of $100,000 or greater at March 31, 2007.

                                             At March 31, 2007
                                               (In Thousands)
                                             -----------------
                 Within 3 Months                  $ 32,587
                 After 3, Within 6 Months           18,663
                 After 6, Within 12 Months          52,275
                 After 12 Months                     7,074
                                                  --------
                                                  $110,599
                                                  ========

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition and
                            Results of Operation

Asset and Liability Management, Continued

The following table sets forth the Bank's interest-bearing liabilities and interest-earning assets repricing or maturing within one year. The table on the following page presents the Bank's entire interest-bearing liabilities and interest-earning assets into repricing or maturity time periods. Both tables present adjustable rate loans in the periods they are scheduled to reprice and fixed rate loans are shown in the time frame of corresponding principal amortization schedules. Adjustable and fixed rate loans are also adjusted for the Company's estimates of pre-payments. Mortgage-backed securities are shown at repricing dates, but also include prepayment estimates. Both tables also assume investments reprice at the earlier of maturity; the likely call date, if any, based on current interest rates; or the next scheduled interest rate change, if any. NOW's are assumed to have a decay rate of 20% the first year, money market accounts to have a decay rate of 65% the first year, and statement savings accounts to have a decay rate of 20% the first year. The balance, for all three products, is deemed to reprice in the one to three year category. Callable fixed rate Federal Home Loan Bank ("FHLB") advances are included in borrowings, and are deemed to mature at the expected call date or maturity, based on the stated interest rate of the advance and current market rates. Junior subordinated debentures are shown at their repricing date or call date.

                                                      At March 31
                                                 ----------------------
                                                   2007          2006
                                                 --------      --------
                                                 (Dollars In Thousands)

Loans (1)                                        $279,508      $254,588
Mortgage-Backed Securities:
  Available For Sale                               81,072        78,367
Investment Securities:
  Held To Maturity                                 27,000        10,000
  Available For Sale                               16,707         3,475
Other Interest-Earning Assets & FHLB Stock         10,004        10,865
                                                 --------      --------
Total Interest Rate Sensitive Assets Repricing
 Within 1 Year                                   $414,291      $357,295
                                                 --------      --------

Deposits                                          346,914       280,329
FHLB Advances And Other Borrowed Money             65,665        50,290
                                                 --------      --------
Total Interest Rate Sensitive Liabilities
 Repricing Within 1 Year                         $412,579      $330,619
                                                 --------      --------

Gap                                              $  1,712      $ 26,676
                                                 ========      ========

Interest Rate Sensitive Assets/Interest Rate
 Sensitive Liabilities                             100.04%       108.07%
Gap As A Percent Of Total Assets                      0.2%          4.1%

(1)  LOANS ARE NET OF UNDISBURSED FUNDS AND LOANS IN PROCESS.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition and
                            Results of Operation

Asset and Liability Management, Continued

The following table sets forth the interest sensitivity of the Bank's assets and liabilities at March 31, 2007, on the basis of the factors and assumptions set forth in the table on the previous page.


                                                     (Dollars In Thousands)

                                  < Three     3 - 12     1 - 3      3 - 5      5 - 10      >10
                                   Months     Months     Years      Years      Years      Years     Total
                                  --------   --------   --------   --------   --------   -------   --------
Interest-Earnings Assets
------------------------------
Loans (1)                         $190,642   $ 88,866   $ 84,345   $ 58,657   $ 17,482   $ 3,624   $443,616

Mortgage-Backed Securities:
  Available For Sale, At Fair
   Value                            19,404     61,668     38,431      9,293      4,034     2,251    135,081
Investment Securities: (2)
  Held To Maturity, At Cost         11,000     16,000     24,000      9,984      3,000         -     63,984
  Available For Sale, At Fair
   Value                             3,073     13,634     17,917     16,061          -         -     50,685
  FHLB Stock, At Cost                    -      8,209          -          -          -         -      8,209
Other Interest-Earning Assets        1,795          -          -          -          -         -      1,795
                                  --------   --------   --------   --------   --------   -------   --------
Total Financial Assets            $225,914   $188,377   $164,693   $ 93,995   $ 24,516   $ 5,875   $703,370
                                  ========   ========   ========   ========   ========   =======   ========
Interest-Bearing Liabilities
------------------------------
Deposits:
  Certificate Accounts            $ 63,616   $172,336   $ 13,390   $  5,930   $      -   $     -   $255,272
  NOW Accounts                       6,450      6,450     51,603          -          -         -     64,503
  Money Market Accounts             47,285     47,285     50,922          -          -         -    145,492
  Statement Savings
  Accounts                           1,746      1,746     13,967          -          -         -     17,459
Borrowings                          30,665     35,000     48,000     37,278     15,349         -    166,292
                                  --------   --------   --------   --------   --------   -------   --------
Total Interest-Bearing
 Liabilities                      $149,762   $262,817   $177,882   $ 43,208   $ 15,349   $     -   $649,018
                                  ========   ========   ========   ========   ========   =======   ========

Current Period Gap                $ 76,152   $(74,440)  $(13,189)  $ 50,787   $  9,167   $ 5,875   $ 54,352
Cumulative Gap                    $ 76,152   $  1,712   $(11,477)  $ 39,310   $ 48,477   $54,352   $ 54,352
Cumulative Gap As A Percent
 Of Total Assets                      10.3%       0.2%      (1.6)%      5.3%       6.6%      7.4%       7.4%

(1)  LOANS ARE NET OF UNDISBURSED FUNDS AND LOANS IN PROCESS.

(2)  CALLABLE SECURITIES ARE SHOWN AT THEIR LIKELY CALL DATES BASED ON MANAGEMENT'S ESTIMATES AT MARCH 31,
     2007.

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

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition and
                            Results of Operation

Financial Condition

Total assets at March 31, 2007 were $738.1 million, an increase of $79.4 million or 12.1% from $658.7 million at March 31, 2006. This increase was primarily the result of an increase in net loans receivable.

Total net loans receivable were $436.0 million at March 31, 2007, an increase of $60.9 million or 16.2% from $375.1 million at March 31, 2006. Residential real estate loans held for investment increased $3.5 million or 2.9% to $125.5 million at March 31, 2007. Typically, long term, newly originated fixed rate mortgage loans are not retained in the portfolio but are sold immediately. ARMs are typically retained in the portfolio. At March 31, 2007, the Bank held 90.9% of its residential mortgage loans in ARMs, while it had 9.1% in fixed rate mortgages. Consumer loans increased $5.2 million or 8.9% while commercial business and commercial real estate loans increased $50.0 million or 23.9% to $259.2 million at fiscal year end March 31, 2007 from $209.2 million at March 31, 2006. A large portion of the increased activity in commercial lending took place in the Midlands area of South Carolina including Columbia, Lexington, and West Columbia. A significant portion of these loans is acquisition and development loans. Loans held for sale, which was $1.5 million at March 31, 2007, increased $209,000 from the previous fiscal year end. Total investments and mortgage-backed securities increased $11.3 million or 4.8% to $249.7 million at March 31, 2007. Cash and cash equivalents were $13.4 million at March 31, 2007 compared to $14.4 million at March 31, 2006. Property and equipment increased $4.2 million or 36.3% to $15.9 million in fiscal 2007 as the Bank completed renovations on its downtown Aiken branch building and headquarters, began renovations of its Whiskey Road Aiken branch building, invested in two lots in the metro Columbia, South Carolina area for future branches, and purchased another lot for future relocation of its Clearwater branch. The cash value of Bank Owned Life Insurance ("BOLI") was $5.8 million at March 31, 2007 compared to $5.0 million at March 31, 2006.
The increase was due to accumulated BOLI earnings of $243,000 and an additional BOLI purchase of $541,000 during the fiscal year ended March 31, 2007. BOLI, which earns tax-free yields, is utilized to partially offset the cost of the Company's employee benefits programs and provide key person insurance on certain officers of the Company.

Repossessed assets acquired in settlement of loans decreased $66,000 to $25,000 at March 31, 2007 from $91,000 at March 31, 2006. The sole repossessed asset at March 31, 2007 was a single-family dwelling.

Non-accrual loans totaled $1.1 million at March 31, 2007 compared to $1.2 million a year earlier. Non-accrual loans averaged $1.3 million in fiscal 2007 compared to $1.6 million during fiscal 2006. The Bank classifies all loans as non-accrual when they become 90 days or more delinquent. The Bank had five loans that were troubled debt restructurings totaling $204,000 at March 31, 2007 compared to six loans totaling $418,000 at March 31, 2006. The five troubled debt restructurings consisted of two consumer loans secured by first mortgages on residential dwellings totaling $130,000, a $10,000 consumer loan secured by a second mortgage on a residential dwelling, a $52,000 commercial loan secured by two rental properties, and a $12,000 unsecured commercial loan. The $10,000 consumer loan was 30 days delinquent at March 31, 2007 while the other 4 loans were current in payments. All troubled debt restructurings are also considered impaired. At March 31, 2007, the Bank held $1.5 million in impaired loans compared to $2.1 million at March 31, 2006.

In July 2006, the Company acquired Collier Jennings Financial, an insurance agency specializing in consumer automobile insurance and premium financing. The resulting goodwill and other intangibles were $1.2 million and $533,000 at March 31, 2007, respectively. Collier Jennings is now a subsidiary of Security Federal Insurance.

The Bank reviews its loan portfolio and allowance for loan losses on a monthly basis. Future additions to the Bank's allowance for loan losses are dependent on, among other things, the performance of the Bank's loan portfolio, the economy, changes in real estate values, and interest rates. There can be no assurance that additions to the allowance will not be required in future periods. Management continually monitors its loan portfolio for the impact of local economic changes. The ratio of allowance for loan losses to total loans was 1.65% at March 31, 2007 compared to 1.76% at March 31, 2006.

Deposits at the Bank increased $44.5 million or 9.3% to $523.7 million at March 31, 2007 from $479.2 million at March 31, 2006. The Bank was very successful in attracting certificate of deposit accounts with aggressive pricing and advertising. Advances from the FHLB increased to $153.0 million at March 31, 2007 from $131.4 million a year earlier, an increase of $21.6 million or 16.5%. Other borrowed money, which consists of retail repurchase agreements, increased $798,000 or 11.0% to $8.1 million at March 31, 2007 from $7.3 million at March 31, 2006. The Company issued its first trust preferred security issuance in September 2006. Gross proceeds of the issuance were $5.2 million and are classified as junior subordinated debentures on the consolidated balance sheet.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition and
                            Results of Operation

Financial Condition, Continued

Total shareholders' equity was $42.7 million at March 31, 2007, an increase of $5.1 million or 13.5% from $37.6 million a year earlier. The increase was attributable to net income of $4.1 million, proceeds from the exercise of stock options of $438,000, a decrease in the employee stock ownership debt of $216,000, and a net decrease in accumulated other comprehensive loss of $1.3 million, offset partially by the purchase of $413,000 of treasury stock, and $623,000 in dividends paid.

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

                              Fiscal Year 2007           Fiscal Year 2006
                              Compared To 2006           Compared To 2005
                          ------------------------   ------------------------
                          Volume    Rate     Net     Volume    Rate     Net
                          ------   ------   ------   ------   ------   ------
                                             (In Thousands)
Interest-Earning Assets:
Loans: (1)
  Real Estate Loans       $  385   $  558   $  943   $  553   $  266   $  819
  Other Loans              4,534    2,294    6,828    3,728    2,041    5,769
                          ------   ------   ------   ------   ------   ------
Total Loans                4,919    2,852    7,771    4,281    2,307    6,588
Mortgage-Backed
 Securities (2)             (629)     948      318     (609)     479     (130)
Investments (2)              635      745    1,380      350      185      535
Other Interest-Earning
 Assets                       (9)      21       12        2       32       34
                          ------   ------   ------   ------   ------   ------
Total Interest-Earning
 Assets                   $4,916   $4,565   $9,481   $4,024   $3,003   $7,027
                          ======   ======   ======   ======   ======   ======

Interest-Bearing
 Liabilities:
Deposits:
  Certificate Accounts    $2,092   $2,499   $4,591   $  959   $1,349   $2,308
  NOW Accounts                (5)     119      114       22      330      352
  Money Market Accounts     (303)   1,437    1,134     (232)   1,295    1,063
  Savings Accounts            (9)       0       (9)       2        -        2
                          ------   ------   ------   ------   ------   ------
Total Deposits             1,775    4,055    5,830      751    2,974    3,725
Borrowings                 1,158      976    2,134      602      117      719
                          ------   ------   ------   ------   ------   ------
Total Interest-Bearing
 Liabilities               2,933    5,031    7,964    1,353    3,091    4,444
                          ------   ------   ------   ------   ------   ------
Effect On Net Income      $1,983   $ (466)  $1,517   $2,671   $  (88)  $2,583
                          ======   ======   ======   ======   ======   ======

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

                                                 Averages For Fiscal Years Ended March 31,
                           --------------------------------------------------------------------------------
                  Yield/              2007                       2006                        2005
                  Rate at  -------------------------   -------------------------  -------------------------
                 March 31, Average            Yield/   Average            Yield/  Average            Yield/
                   2007    Balance  Interest   Rate    Balance  Interest   Rate   Balance  Interest   Rate
                 --------  -------  --------  ------   -------  --------  ------  -------  --------  ------
                                                         (Dollars In Thousands)
Interest-Earning
 Assets:
 Mortgage Loans   6.05%   $118,793  $ 7,285    6.13%  $112,223  $ 6,342    5.65%  $102,365   $ 5,568   5.44%
 Other Loans      8.23%    289,925   23,896    8.24%   232,793   17,068    7.33%   179,251    11,433   6.38%
                  ----    --------  -------    ----   --------  -------    ----   --------   -------   ----
 Total Loans (1)  7.67%    408,718   31,181    7.63%   345,016   23,410    6.79%   281,616    17,001   6.04%
 Mortgage-Backed
  Securities (2)  4.73%    133,923    5,773    4.31%   150,107    5,455    3.63%   167,582     5,585   3.33%
 Investments (2)  4.66%    115,253    5,070    4.40%    99,473    3,690    3.71%    89,813     3,155   3.51%
 Other Interest-
  Earning Assets  5.31%      1,412       74    5.23%     1,775       62    3.49%     1,647        28   1.70%
                  ----    --------  -------    ----   --------  -------    ----   --------   -------   ----
Total Interest-
 Earning Assets   6.56%   $659,306  $42,098    6.39%  $596,371  $32,617    5.47%  $540,658   $25,769   4.77%
                  ====    ========  =======    ====   ========  =======    ====   ========   =======   ====

Interest-Bearing
 Liabilities:
 Certificate
  Accounts        4.99%   $229,120  $10,497    4.58%  $175,703  $ 5,906    3.36%  $142,459   $ 3,598  $2.53%
 NOW Accounts     1.03%     62,578      811    1.30%    63,000      697    1.11%    58,092       345   0.59%
 Money Market
  Accounts        4.14%    146,781    5,798    3.95%   156,508    4,664    2.98%   166,735     3,601   2.16%
 Savings Accounts 0.98%     16,895      166    0.98%    17,969      175    0.98     17,657       173   0.98%
                  ----    --------  -------    ----   --------  -------    ----   --------   -------   ----
 Total Interest-
  Bearing
  Accounts        3.89%    455,374   17,272    3.79%   413,180   11,442    2.77%   384,943     7,717   2.01%
 Other
  Borrowings      4.41%      7,080      318    4.49%     6,201      210    3.38%     5,488        84   1.53%
 Jr. Subordinated
  Debt            6.97%      2,721      192    7.05%         -        -       -          -         -      -
 FHLB Advances    4.36%    145,299    6,151    4.23%   121,526    4,317    3.55%   105,272     3,724   3.54%
                  ----    --------  -------    ----   --------  -------    ----   --------   -------   ----
Total Interest-
 Bearing
 Liabilities      4.05%   $610,474  $23,933    3.92%  $540,907  $15,969    2.95%  $495,703   $11,525  $2.33%
                  ====    ========  =======    ====   ========  =======    ====   ========   =======   ====

Net Interest
 Income                             $18,165                     $16,648                      $14,244
                                    =======                     =======                      =======

Interest Rate
 Spread           2.51%                        2.47%                       2.52%                       2.44%
                  ====                         ====                        ====                        ====

Net Yield On
 Earning Assets                                2.76%                       2.79%                       2.64%
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

(1)  INTEREST ON NON-ACCRUAL LOANS IS NOT INCLUDED IN INCOME, ALTHOUGH THEIR LOAN BALANCES ARE INCLUDED IN
     AVERAGE LOANS OUTSTANDING.

(2)  SECURITIES AVAILABLE FOR SALE ARE COMPUTED USING THEIR HISTORICAL COST.



                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition and
                            Results of Operation

          Comparison of the Years Ended March 31, 2007 and 2006

General

The Company's earnings were $4.1 million for the year ended March 31, 2007, compared to $3.8 million for the year ended March 31, 2006. The $314,000 or 8.2% increase in earnings was attributable primarily to an increase in net interest income and other income offset partially by an increase in general and administrative expenses.

Net Interest Income

Net interest income increased $1.5 million or 9.1% to $18.2 million in fiscal 2007 from $16.7 million in fiscal 2006. The increase was attributable to an increase of $62.9 million to $659.3 million in average interest-earning assets during fiscal 2007. The Bank's interest rate spread decreased five basis points to 2.47% during fiscal 2007. The yield of average earning assets increased 92 basis points to 6.39%, while the cost of average interest bearing liabilities increased 97 basis points to 3.92%. Interest income on loans increased $7.8 million to $31.2 million during the year ended March 31, 2007 from $23.4 million during fiscal 2006. The increase was attributable to an increase in average total loans outstanding of $63.7 million and an 84 basis point increase in the yield earned on the Bank's loans during fiscal 2007. Interest income on investment securities, mortgage-backed securities, and other investments increased $1.7 million as a result of an increase in yield of 70 basis points in the overall investment portfolio. The aggregate average balance in the overall investment portfolio, including mortgage-backed securities, investments, and other interest-earning assets, decreased $767,000 during fiscal 2007 compared to fiscal 2006 to help fund the growth in loans.

Interest expense on deposits increased $5.8 million or 51.0% to $17.3 million during the year ended March 31, 2007. Average interest bearing deposits increased $42.2 million while the average cost of those deposits increased 102 basis points during the year. Interest expense on FHLB advances and other borrowings increased $1.9 million or 42.9% to $6.5 million during fiscal 2007. The increase was a result of an increase in average FHLB advances and other borrowings outstanding during the year of $24.6 million while the average costs of those borrowings increased 71 basis points to 4.25% in fiscal 2007 compared to 3.54% in fiscal 2006. Interest expense on junior subordinated debentures was $192,000 during fiscal 2007, with a weighted average cost of 7.05%. The Company issued its first junior subordinated debentures in September 2006. Net proceeds of the issuance were $5.0 million.

Provision for Loan Losses

The Company's provision for loan losses decreased $60,000 to $600,000 during the year ended March 31, 2007 from $660,000 in fiscal 2006. The amount of the provision is determined by management's on-going monthly analysis of the loan portfolio. Management uses three methods to measure the estimate of the adequacy of the allowance for loan losses. These methods incorporate percentage of classified loans, five-year averages of historical loan losses in each loan category and current economic trends, and the assignment of percentage targets of reserves in each loan category. Management has used all three methods for the past seven fiscal years.

Non-accrual loans, which are loans delinquent 90 days or more, were $1.1 million at March 31, 2007 compared to $1.2 million at March 31, 2006. Net charge-offs were $30,000 in fiscal 2007 compared to $239,000 in fiscal 2006. The ratio of the allowance for loan losses to total loans at March 31, 2007 was 1.65% compared to 1.76% at March 31, 2006. Management believes the allowance for loan losses is adequate based on its best estimates of the losses inherent in the loan portfolio, although there can be no guarantee as to these estimates. In addition, bank regulatory agencies may require additions to the allowance for loan losses based on their judgments and estimates as part of their examination process. Because the allowance for loan losses is an estimate, there can be no guarantee that actual loan losses would not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required in the future.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition and
                            Results of Operation

Other Income

Other income increased $1.2 million from $2.6 million during fiscal 2006 to $3.9 million during fiscal 2007. Gain on sale of loans was $461,000 in fiscal 2007 compared to $467,000 during fiscal 2006. Service fees on deposit accounts increased $107,000 or 9.5% to $1.2 million during fiscal 2007 as a result of an increase in the number of demand accounts. Income from insurance agency commissions increased $608,000 to $650,000 due to the acquisition of Collier Jennings Financial ("Collier Jennings") at the beginning of the September 2006 quarter. Other agency income from Collier Jennings was $68,000 during fiscal 2007. Trust income increased $119,000 or 32.7% to $482,000 during fiscal 2007 due to an increase in trust account balances. Income from Bank Owned Life Insurance was $243,000 during fiscal year 2007. The Company did not own any Bank Owned Life Insurance until March 31, 2006. Other miscellaneous income including annuity and investment brokerage commissions, Bank credit life insurance on loans, and other miscellaneous income increased $142,000 or 24.7% to $718,000 during fiscal 2007 due primarily to an increase in the gain on sale of repossessed assets and increased annuity and investment brokerage commissions. The Bank's three financial subsidiaries, SFINS, SFINV, and SFT began operating in the latter part of the fiscal year ended March 31, 2002. SFINS is an insurance agency handling property and casualty insurance and life and health insurance and became profitable during the fiscal year ended March 31, 2004. In fiscal 2006, SFINS incurred a slight loss due to an increase in staff. In fiscal 2007 SFINS incurred an $83,000 loss due to infrastructure being put in place for the assimilation of Collier Jennings.
SFINV markets mutual funds, discount brokerage, and annuities.    SFT is a
full-service trust company. SFINV and SFT had losses of $33,000 and $35,000, respectively, in fiscal 2007.

General and Administrative Expenses

General and administrative expenses increased $2.1 million or 16.4% to $15.2 million during the year ended March 31, 2007 compared to the same period one year earlier due primarily to the Collier Jennings insurance agency acquisition, which added approximately $1.1 million in general and administrative expenses. Without that acquisition, general and administrative expenses increased $1.0 million or 7.7%. Compensation and employee benefits increased $1.8 million or 23.8% to $9.4 million as a result of the Collier Jennings acquisition, the hiring of additional business development officers and auditing staff, and normal annual salary adjustments. Excluding the acquisition, compensation and employee benefits expense increased $1.2 million or 16.4%. Occupancy expense increased $147,000 or 11.6% to $1.4 million as a result of the depreciation of branch renovations and the leasing of additional office space. Marketing expense increased $125,000 or 72.5% from $172,000 to $297,000 to advertise consumer loans and certificates of deposit during the year. Depreciation and maintenance of equipment expense increased $216,000 or 19.7% to $1.3 million. FDIC insurance premiums were $58,000 in both fiscal 2007 and 2006. Other miscellaneous expenses, which encompasses repossessed assets expense, legal, professional, and consulting expenses, stationery and office supplies, and other expenses decreased $231,000 or 8.1% during fiscal 2007.

Income Taxes

The provision for income taxes increased $364,000 to $2.1 million or 20.5% during the year ended March 31, 2007 compared to the year ended March 31, 2006, a result of an increase in taxable income. The effective tax rate was 34.2% for fiscal 2007 and 31.8% for fiscal 2006.

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

Net Interest Income

Net interest income increased $2.4 million or 16.9% to $16.6 million in fiscal 2006 from $14.2 million in fiscal 2005. The increase was attributable to an increase of $55.7 million to $596.4 million in average interest-earning assets during fiscal 2006. The Bank's interest rate spread increased eight basis points to 2.52% during fiscal 2006. The yield of average earning assets increased 70 basis points to 5.47%, while the cost of average interest bearing liabilities increased 62 basis points to 2.95%. Interest income on loans increased $6.4 million to $23.4 million during the year ended March 31, 2006 from $17.0 million during fiscal 2005. The increase was attributable to an increase in average total loans outstanding of $63.4 million and a 75 basis point increase in the yield earned on the Bank's loans during fiscal 2006. Interest income on investment securities, mortgage-backed securities, and other investments increased $439,000 as a result of an increase in yield of 28 basis points in the overall investment portfolio. The aggregate average balance in the overall investment portfolio, including mortgage-backed securities, investments, and other interest earning assets, decreased $7.7 million in fiscal 2006 compared to fiscal 2005 to fund loan growth.

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

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition and
                            Results of Operation

Other Income

Other income increased $105,000 from $2.5 million during fiscal 2005 to $2.6 million during fiscal 2006. Gain on sale of loans increased $32,000 or 7.3% to $467,000 during fiscal 2006. Service fees on deposit accounts decreased $94,000 or 7.7% to $1.1 million during fiscal 2006 as a result of an increase in the average interest rate used to offset commercial analysis charges on business demand accounts. Trust fees increased $137,000 or 60.6% to $363,000 during fiscal 2006. Other miscellaneous income including life and casualty insurance commissions, annuity and investment brokerage commissions, credit life insurance, gain on sale of repossessed assets, and other miscellaneous income decreased $19,000 or 3.00% to $618,000 during fiscal 2006 due primarily to an decrease in the gain on sale of repossessed assets of $50,000. The Bank's three financial subsidiaries, SFINS, SFINV, and SFT began operating in the latter part of the fiscal year ended March 31, 2002. SFINS is an insurance agency handling property and casualty insurance and life and health insurance and became profitable during the fiscal year ended March 31, 2004. During fiscal 2006, SFINS incurred a slight loss due to an increase in staff. SFINV markets mutual funds, discount brokerage, and annuities. SFT is a full-service trust company. SFINV and SFT have not yet attained profitability.

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

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition and
                            Results of Operation

Regulatory Capital

The following table reconciles the Bank's shareholders' equity to its various regulatory capital positions:

                                                       March 31,
                                                  --------------------
                                                   2007         2006
                                                  -------      -------
                                                    (In Thousands)

Bank's Shareholders' Equity (1)                   $47,318      $39,473
Reduction For Goodwill And Other Intangibles        1,730            -
                                                  -------      -------
Tangible Capital                                   45,588       39,473
                                                  -------      -------
Core Capital                                       45,588       39,473
                                                  -------      -------
Supplemental Capital                                6,016        5,104
Less Assets Required To Be Deducted                    22            9
                                                  -------      -------
Total Risk-Based Capital                          $51,582      $44,568
                                                  =======      =======


(1) FOR FISCAL 2007 AND 2006, EXCLUDES UNREALIZED LOSS OF $748 THOUSAND AND $2.1 MILLION, RESPECTIVELY ON AVAILABLE FOR SALE SECURITIES.


The following table compares the Bank's capital levels relative to regulatory requirements at March 31, 2007:

                          Amount   Percent   Actual   Actual   Excess  Excess
                         Required  Required  Amount   Percent  Amount  Percent
                         --------  --------  ------   -------  ------  -------
                                      (Dollars In Thousands)

Tangible Capital         $14,737     2.0%   $45,588    6.2%   $30,851   4.2%
Tier 1 Leverage (Core)
 Capital                  29,474     4.0%    45,588    6.2%    16,114   2.2%
Tier 1 Risk-Based (Core)
 Capital                  19,251     4.0%    45,588    9.5%    26,337   5.5%
Total Risk-Based Capital  38,503     8.0%    51,582   10.7%    13,079   2.7%

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

The principal use of the Bank's funds is the origination of mortgages and other loans and the purchase of investments and mortgage-backed securities. Loan originations on loans held for investment were $358.9 million in fiscal 2007 compared to $277.2 million in fiscal 2006 and $222.5 million in fiscal 2005. The bulk of the increase in originations in fiscal 2007, 2006, and 2005 was due primarily to an increase in commercial loan originations, which increased $85.4 million, $63.9 million, and $45.9 million, respectively. Purchases of investments and mortgage-backed securities were $63.4 million in fiscal 2007 compared to $59.4 million in fiscal 2006 and $81.3 million in fiscal 2005. Another use of the Bank's funds is the building and renovation of branch offices. The Bank plans to consider expanding its branch network in Aiken and Lexington Counties and surrounding areas during the next few years.

Unused lines of credit on home equity loans, credit cards, and commercial loans amounted to $90.7 million at March 31, 2007. Home equity loans are made on a floating rate basis with final maturities of 10 to 15 years. Credit cards are generally made on a floating rate basis, and are renewed annually or every other year. Management does not anticipate that the percentage of funds drawn on unused lines of credit will increase substantially over amounts currently utilized. In addition to the above commitments, the Bank has undisbursed loans-in-process of $6.4 million at March 31, 2007, which will disburse over an average of 90 days. These commitments to originate loans and future advances of lines of credit are expected to be funded from loan amortizations and prepayments, deposit inflows, maturing investments, and short-term borrowing capacity.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2007.

                                             After
                                 After One   Three            Greater
                         Within   Through   Through            Than
                           One     Three    Twelve    Within   One
(In Thousands)            Month    Months   Months   One Year  Year     Total
                         -------  --------  -------  -------- -------  -------
Unused lines of credit   $4,652    $2,523   $39,070  $46,245  $44,438  $90,683

Standby letters of
 credit                      90       243       635      968        -      968
                         ------    ------   -------  -------  -------  -------

Total                    $4,742    $2,766   $39,705  $47,213  $44,438  $91,651
                         ======    ======   =======  =======  =======  =======

Management believes that future liquidity can be met through the Bank's deposit base, which increased $44.5 million during fiscal 2007, and from maturing investments. Also, the Bank has another $68.2 million in unused borrowing capacity at FHLB at March 31, 2007.

Historically the Bank's cash flow from operating activities has been relatively stable. The cash flows from investing activities varies with the need to invest excess funds or utilize leverage strategies with the purchase of mortgage-backed and investment securities. The cash flows from financing activities vary with the need for FHLB advances. See "Consolidated Statements of Cash Flows" in the Consolidated Financial Statements contained herein.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition and
                            Results of Operation

Contractual Obligations

In the normal course of business, the Company enters into contractual obligations that meet various business needs. These contractual obligations include time deposits to customers, borrowings from the FHLB of Atlanta, other borrowings, junior subordinated debentures, and lease obligations for facilities. See Notes 6, 9, 10, and 11 of the Notes to the Consolidated Financial Statements included herein for additional information. The following table summarizes the Company's long-term contractual obligations at March 31, 2007:
                                        One to   Three
                            Less than   Three   to Five
                            One Year    Years    Years   Thereafter   Total
                            ---------  -------  -------  ----------  -------
                                            (In Thousands)

Time deposits               $235,952   $13,390  $ 5,930    $     -   $255,272
FHLB Advances                 55,000    48,000   34,700     15,349    153,049
Other Borrowings               8,088         -        -          -      8,088
Jr. Sub. Debentures                -         -    5,155          -      5,155
Operating Lease
 Obligations                     443       876      845      3,180      5,344
Purchase Obligation -
 Building Contract             2,583         -        -          -      2,583
                            --------   -------  -------    -------   --------
Total                       $302,066   $62,266  $46,630    $18,529   $429,491
                            ========   =======  =======    =======   ========

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

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Shareholders and Board of Directors
Security Federal Corporation and Subsidiaries
Aiken, South Carolina


    We have audited the accompanying consolidated balance sheets of Security Federal Corporation and Subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the years in the three year period ended March 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Federal Corporation and Subsidiaries as of March 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/Elliott Davis, LLC

Columbia, South Carolina
June 19, 2007

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                         Consolidated Balance Sheets

                                                            March 31,
                                                 ----------------------------
                                                     2007            2006
                                                 ------------    ------------
ASSETS:
Cash And Cash Equivalents                         $13,438,129     $14,351,208
Investment And Mortgage-Backed Securities:
  Available For Sale:  (Amortized Cost of
   $186,970,867 and $166,808,236 at March
   31, 2007 and 2006, Respectively)               185,766,296     163,445,066
  Held To Maturity:  (Fair Value of
   $63,286,641 and $73,084,450 at March 31,
   2007 and 2006, Respectively)                    63,983,589      74,987,805
                                                 ------------    ------------
Total Investment And Mortgage-Backed Securities   249,749,885     238,432,871
                                                 ------------    ------------
Loans Receivable, Net:
  Held For Sale                                     1,529,748       1,320,644
  Held For Investment:  (Net of Allowance of
   $7,296,791 and $6,704,734 at March 31, 2007
   and 2006, Respectively)                        434,508,612     373,788,432
                                                 ------------    ------------
Total Loans Receivable, Net                       436,038,360     375,109,076
                                                 ------------    ------------
Accrued Interest Receivable:
  Loans                                             1,459,193       1,096,014
  Mortgage-Backed Securities                          550,682         508,432
  Investments                                       1,181,639         945,620
                                                 ------------    ------------
Total Accrued Interest Receivable                   3,191,514       2,550,066
                                                 ------------    ------------

Premises And Equipment, Net                        15,895,192      11,662,976
Federal Home Loan Bank Stock, At Cost               8,209,200       7,149,800
Repossessed Assets Acquired In Settlement Of
 Loans                                                 24,909          91,022
Bank Owned Life Insurance                           5,783,620       5,000,001
Intangible Assets, Net                                532,500               -
Goodwill                                            1,197,954               -
Other Assets                                        4,048,928       4,330,795
                                                 ------------    ------------
Total Assets                                     $738,110,191    $658,677,815
                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Deposit Accounts                               $523,737,592    $479,229,339
  Advances From Federal Home Loan Bank            153,049,272     131,363,000
  Other Borrowings                                  8,088,194       7,289,773
  Junior Subordinated Debentures                    5,155,000               -
  Advance Payments By Borrowers For Taxes
   And Insurance                                      486,101         501,998
  Mandatorily Redeemable Financial Instruments      1,417,312               -
  Other Liabilities                                 3,483,512       2,691,946
                                                 ------------    ------------
Total Liabilities                                 695,416,983     621,076,056
                                                 ------------    ------------
Commitments (Notes 6 and 16)
Shareholders' Equity:
  Serial Preferred Stock, $.01 Par Value;
   Authorized 200,000 Shares; Issued And
   Outstanding, None                                        -               -
  Common Stock, $.01 Par Value; Authorized
   5,000,000 Shares, Issued And Outstanding
   Shares, 2,637,942 And 2,609,116,
   Respectively, at March 31, 2007 And
   2,558,234 And 2,537,378, Respectively,
   at March 31, 2006                                   25,814          25,582
  Additional Paid-In Capital                        4,850,029       4,404,110
  Treasury Stock, (At Cost 28,826 and 11,312
   shares at March 31, 2007 and 2006,
   respectively)                                     (651,220)       (238,656)
  Indirect Guarantee Of Employee Stock
   Ownership Trust Debt                                     -        (215,503)
  Accumulated Other Comprehensive Loss               (747,316)     (2,086,509)
  Retained Earnings, Substantially Restricted      39,215,901      35,712,735
                                                 ------------    ------------
Total Shareholders' Equity                         42,693,208      37,601,759
                                                 ------------    ------------
Total Liabilities And Shareholders' Equity       $738,110,191    $658,677,815
                                                 ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                       Consolidated Statements of Income

                                           For the Years Ended March 31,
                                     ---------------------------------------
                                         2007          2006          2005
                                     -----------   -----------   -----------
Interest Income:
  Loans                              $31,180,719   $23,410,189   $17,001,126
  Mortgage-Backed Securities           5,772,667     5,455,369     5,584,979
  Investment Securities                5,070,355     3,689,641     3,155,436
  Other                                   73,873        62,008        27,764
                                     -----------   -----------   -----------
Total Interest Income                 42,097,614    32,617,207    25,769,305
                                     -----------   -----------   -----------

Interest Expense:
  NOW And Money Market Accounts        6,609,207     5,360,351     3,945,513
  Passbook Accounts                      165,664       175,237       173,250
  Certificate Accounts                10,497,490     5,906,157     3,597,761
  FHLB Advances And Other Borrowed
   Money                               6,468,828     4,527,182     3,808,221
  Junior Subordinated Debentures         191,811             -             -
                                     -----------   -----------   -----------
Total Interest Expense                23,933,000    15,968,927    11,524,745
                                     -----------   -----------   -----------

  Net Interest Income                 18,164,614    16,648,280    14,244,560
  Provision For Loan Losses              600,000       660,000       780,000
                                     -----------   -----------   -----------
Net Interest Income After Provision
 For Loan Losses                      17,564,614    15,988,280    13,464,560
                                     -----------   -----------   -----------

Other Income:
  Gain On Sale Of Investment
   Securities                                  -        48,962             -
  Gain On Sale Of Loans                  460,750       467,481       435,635
  Service Fees On Deposit Accounts     1,239,579     1,132,194     1,226,118
  Commissions From Insurance Agency      649,548        41,803        26,567
  Other Agency Income                     67,613             -             -
  Trust Income                           482,376       363,413       226,266
  Bank Owned Life Insurance Income       242,619             -             -
  Other                                  718,046       575,715       609,732
                                     -----------   -----------   -----------
Total Other Income                     3,860,531     2,629,568     2,524,318
                                     -----------   -----------   -----------

General And Administrative Expenses:
  Compensation And Employee Benefits   9,384,640     7,579,695     6,255,794
  Occupancy                            1,411,006     1,263,839     1,086,017
  Advertising                            297,330       172,409       182,699
  Depreciation And Maintenance Of
   Equipment                           1,309,696     1,094,149     1,047,815
  FDIC Insurance Premiums                 58,325        57,702        57,830
  Amortization Of Intangibles             67,500             -             -
  Other                                2,628,612     2,859,587     2,142,636
                                     -----------   -----------   -----------
Total General And Administrative
 Expenses                             15,157,109    13,027,381    10,772,791
                                     -----------   -----------   -----------

Income Before Income Taxes             6,268,036     5,590,467     5,216,087
Provision For Income Taxes             2,141,483     1,777,616     1,710,592
                                     -----------   -----------   -----------
Net Income                           $ 4,126,553   $ 3,812,851   $ 3,505,495
                                     ===========   ===========   ===========

Net Income Per Common Share (Basic)  $      1.59   $      1.51   $      1.39
                                     ===========   ===========   ===========
Net Income Per Common Share
 (Diluted)                           $      1.58   $      1.48   $      1.37
                                     ===========   ===========   ===========
Cash Dividend Per Share On Common
 Stock                               $       .24   $      0.16   $      0.11
                                     ===========   ===========   ===========

Weighted Average Shares Outstanding
 (Basic)                               2,594,525     2,532,999     2,524,123
                                     ===========   ===========   ===========
Weighted Average Shares Outstanding
 (Diluted)                             2,608,552     2,575,061     2,561,437
                                     ===========   ===========   ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                    SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                   Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income

                                  For the Years Ended March 31, 2007, 2006 and 2005

                                                                     Accumulated
                              Additional                Indirect       Other
                      Common  Paid - In    Treasury    Guarantee    Comprehensive   Retained
                      Stock    Capital      Stock     Of ESOP Debt  Income (Loss)   Earnings       Total
                      ------  ----------  ----------  ------------  -------------  ----------     -------
Balance At March 31,
 2004                $25,333  $4,013,674  $       -   $(336,972)    $   689,755   $29,080,125   $33,471,915
Net Income                 -           -                      -               -     3,505,495     3,505,495
Other Comprehensive
 Income,  Net Of
 Tax:
  Unrealized Holding
   Losses On
   Securities
   Available For
   Sale, Net Of
   Taxes                   -           -          -           -      (1,651,259)            -    (1,651,259)
                                                                                                -----------
Comprehensive Income       -           -          -           -               -             -     1,854,236
Purchase Of Treasury
 Stock At Cost,
 8,077 Shares                              (165,089)                                               (165,089)
Exercise Of Stock
 Options                105      168,130          -           -               -             -       168,235
Decrease in
 Indirect Guarantee
 Of ESOP Debt             -            -          -      60,755               -             -        60,755
Cash Dividends            -            -          -           -               -      (278,987)     (278,987)
                    -------   ----------  ---------   ---------     -----------   -----------   -----------
Balance At March
 31, 2005           $25,438   $4,181,804  $(165,089)  $(276,217)    $  (961,504)  $32,306,633   $35,111,065
                    =======   ==========  =========   =========     ===========   ===========   ===========


------------------------------------------------------------------------------------------------------------

                                                                     Accumulated
                              Additional                Indirect       Other
                      Common  Paid - In    Treasury    Guarantee    Comprehensive   Retained
                      Stock    Capital      Stock     Of ESOP Debt  Income (Loss)   Earnings       Total
                      ------  ----------  ----------  ------------  -------------  ----------     -------
Balance At March
 31, 2005           $25,438   $4,181,804  $(165,089)  $(276,217)    $  (961,504)  $32,306,633   $35,111,065
Net Income                -            -          -           -               -     3,812,851     3,812,851
Other Comprehensive
 Income,  Net Of
 Tax:
  Unrealized Holding
   Losses On
   Securities
   Available For
   Sale, Net of
   Taxes                  -            -          -           -      (1,094,649)            -    (1,094,649)
  Reclassification
   Adjustment For
   Gains Included
   In Net Income,
   Net of Taxes                                                         (30,356)                    (30,356)
                                                                                                -----------
Comprehensive
 Income                   -            -          -           -               -             -     2,687,846
Purchase of
 Treasury Stock
 At Cost, 3,235
 Shares                   -            -    (73,567)          -               -             -       (73,567)
Exercise Of Stock
 Options                144      222,306          -           -               -             -       222,450

Decrease in
 Indirect
 Guarantee Of
 ESOP Debt                -            -          -      60,714               -             -        60,714
Cash Dividends            -            -          -           -               -      (406,749)     (406,749)
                    -------   ----------  ---------   ---------     -----------   -----------   -----------
Balance At March
 31, 2006           $25,582   $4,404,110  $(238,656)  $(215,503)    $(2,086,509)  $35,712,735   $37,601,759
                    =======   ==========  =========   =========     ===========   ===========   ===========



------------------------------------------------------------------------------------------------------------

                                                                     Accumulated
                              Additional                Indirect       Other
                      Common  Paid - In    Treasury    Guarantee    Comprehensive   Retained
                      Stock    Capital      Stock     Of ESOP Debt  Income (Loss)   Earnings       Total
                      ------  ----------  ----------  ------------  -------------  ----------     -------
Balance At March
 31, 2006           $25,582   $4,404,110  $(238,656)  $(215,503)    $(2,086,509)  $35,712,735   $37,601,759
Net Income                -            -          -           -               -     4,126,553     4,126,553
Other Comprehensive
 Income, Net Of
 Tax:
  Unrealized Holding
   Gains On
   Securities
   Available For
   Sale, Net Of
   Taxes                  -            -          -           -       1,339,193             -     1,339,193
                                                                                                -----------
Comprehensive
 Income                   -            -          -           -               -             -     5,465,746
Purchase of
 Treasury Stock
 At Cost, 17,514
 Shares                                    (412,564)          -               -             -      (412,564)
Exercise Of Stock
 Options                232      438,233          -           -               -             -       438,465
Decrease in
 Indirect
 Guarantee Of
 ESOP Debt                -            -          -     215,503               -             -       215,503
Stock Compensation
 Expense                           7,686                                                              7,686
Cash Dividends            -            -          -           -               -      (623,387)     (623,387)
                    -------   ----------  ---------   ---------     -----------   -----------   -----------
Balance At March
 31, 2007           $25,814   $4,850,029  $(651,220)  $       -     $  (747,316)  $39,215,901   $42,693,208
                    =======   ==========  =========   =========     ===========   ===========   ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows


                                          For the Years Ended March 31,
                                   ------------------------------------------
                                        2007          2006           2005
                                   ------------   ------------   ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net Income                        $  4,126,553   $  3,812,851   $  3,505,495
 Adjustments To Reconcile Net
  Income To Net Cash Provided By
  Operating Activities:
   Depreciation Expense               1,011,963        965,226        859,809
   Amortization of Intangible Assets     67,500              -              -
   Stock Option Compensation Expense      7,686              -              -
   Discount Accretion And Premium
    Amortization                        405,777        927,981      1,193,221
   Provisions For Losses On Loans
    And Real Estate                     600,000        660,000        780,000
   Gain On Sales Of Loans              (460,750)      (467,481)      (435,635)
   Gain On Sales Of Investment
    Securities                                -        (48,962)             -
   (Gain) Loss On Sale Of Real
    Estate                              (48,678)        21,416        (50,329)
   Amortization Of Deferred Fees
    On Loans                           (283,252)      (170,009)      (184,642)
   Loss (Gain) On Disposition Of
    Premises And Equipment                  165         32,344         (3,525)
   Proceeds From Sale Of Loans
    Held For Sale                    30,793,793     30,370,085     26,392,654
  Origination Of Loans Held
   For Sale                         (30,542,147)   (28,945,486)   (26,530,912)
  (Increase) Decrease In
   Accrued Interest Receivable:
    Loans                              (363,179)      (194,142)           717
    Mortgage-Backed Securities          (42,250)        47,501         (6,392)
    Investments                        (236,019)      (223,876)        56,981
   (Decrease) Increase In
    Advance Payments By Borrowers       (15,897)        84,588         99,989
   Other, Net                            88,888        295,799     (1,708,142)
                                   ------------   ------------   ------------
Net Cash Provided By Operating
 Activities                           5,110,153      7,167,835      3,969,289
                                   ------------   ------------   ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase Of Mortgage-Backed
  Securities Available For
  Sale                              (30,261,270)   (31,386,556)   (53,211,974)
 Principal Repayments On
  Mortgage-Backed Securities
  Available For Sale                 34,829,410     49,386,450     47,852,116
 Principal Repayments On
  Mortgage-Backed Securities
  Held To Maturity                            -         10,407         89,769
 Purchase Of Investment
  Securities Held To Maturity                 -              -    (26,041,400)
 Purchase Of Investment
  Securities Available For Sale     (33,152,147)   (28,031,364)    (2,015,626)
 Maturities Of Investment
  Securities Available For Sale       8,019,815      4,924,531     13,111,305
 Maturities Of Investment
  Securities Held To Maturity        11,000,000      1,000,000     21,000,000
 Proceeds From Sale of
  Mortgage-Backed Securities
  Available For Sale                          -      3,797,360              -
 Proceeds From Sale of
  Mortgage-Backed Securities
  Held To Maturity                            -        249,650              -
 Purchase Of FHLB Stock              (7,232,000)    (6,897,300)    (4,967,800)
 Redemption Of FHLB Stock             6,172,600      5,982,000      3,550,100
 Increase In Loans Receivable       (61,061,837)   (59,900,035)   (56,631,543)
 Proceeds From Sale Of
  Repossessed Assets                    139,700        173,547        432,595
 Purchase And Improvement Of
  Premises And Equipment             (5,244,344)    (4,746,502)    (2,211,117)
 Proceeds From Sale of
  Premises and Equipment                      -              -          3,525
 Increase In Bank Owned
  Life Insurance                       (783,619)    (5,000,001)             -
                                   ------------   ------------   ------------
Net Cash Used By Investing
 Activities                         (77,573,692)   (70,437,813)   (59,040,050)
                                   ------------   ------------   ------------

                                                                   (Continued)

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES


              Consolidated Statements of Cash Flows, Continued

                                          For the Years Ended March 31,
                                   ------------------------------------------
                                        2007          2006           2005
                                   ------------   ------------   ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Increase In Deposit Accounts        44,508,253     48,941,948     40,694,746
 Proceeds From FHLB Advances        279,973,450    262,655,000    148,738,000
 Repayment Of FHLB Advances        (258,287,178)  (243,330,000)  (133,036,000)
 Proceeds Of Other Borrowings, Net      798,421      1,695,616        117,134
 Proceeds From Junior Subordinated
  Debentures                          5,155,000              -              -
 Proceeds From Exercise Of Stock
  Options                               438,465        222,450        168,235
 Purchase of Treasury Stock            (412,564)       (73,567)      (165,089)
 Dividends To Shareholders             (623,387)      (406,749)      (278,988)
                                  -------------  -------------   ------------
Net Cash Provided By Financing
 Activities                          71,550,460     69,704,698     56,238,038
                                  -------------  -------------   ------------
Net Increase (Decrease) In Cash
 And Cash Equivalents                  (913,079)     6,434,720      1,167,277
Cash And Cash Equivalents At
 Beginning Of Year                   14,351,208      7,916,488      6,749,211
                                  -------------  -------------   ------------
Cash And Cash Equivalents At End
 Of Year                          $  13,438,129  $  14,351,208   $  7,916,488
                                  =============  =============   ============

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
Cash Paid During The Period For:
  Interest                        $  23,339,597  $  15,679,123   $ 11,413,369
                                  =============  =============   ============
  Income Taxes                    $   1,869,292  $   2,276,825   $  2,221,012
                                  =============  =============   ============
Supplemental Schedule Of Non
 Cash Transactions:
  Additions To Repossessed Assets $      24,909  $     232,985   $    384,397
                                  =============  =============   ============
  Decrease (Increase) In
   Unrealized Net Loss On
   Securities Available For Sale,
   Net Of Taxes                   $   1,339,193  $  (1,125,005)  $ (1,651,259)
                                  =============  =============   ============
  Issuance Of A Mandatorily
   Redeemable Financial
   Instrument Through The
   Issuance Of Common Stock       $   1,417,312  $           -   $          -
                                  =============  =============   ============


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

    (a)    Basis of Consolidation and Nature of Operations
           -----------------------------------------------
           The accompanying consolidated financial statements include the accounts of Security Federal Corporation (the "Company") and its wholly owned subsidiary, Security Federal Bank (the "Bank") and the Bank's wholly owned subsidiaries, Security Federal Insurance, Inc. ("SFINS"), Security Federal Investments, Inc. ("SFINV"), Security Federal Trust Inc. ("SFT"), and Security Financial Services Corporation ("SFSC"). Security Federal Corporation has a wholly owned subsidiary, Security Federal Statutory Trust (the "Trust"), which issued and sold fixed and floating rate capital securities of the Trust. However, under current accounting guidance, the Trust is not consolidated in the financial statements. The Bank is primarily engaged in the business of accepting savings and demand deposits and originating mortgage loans and other loans to individuals and small businesses for various personal and commercial purposes. SFINS, SFINV, and SFT were formed during fiscal 2002 and began operating during the December 2001 quarter. SFINS is an insurance agency offering auto, business, health, home and life insurance. SFINS has a wholly owned subsidiary, Collier Jennings Financial Corporation which has as subsidiaries Collier Jennings Inc., The Auto Insurance Store Inc., and Security Federal Premium Plan Plans Inc. SFINV engages primarily in investment brokerage services. SFT offers trust, financial planning and financial management services.

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

    (i)    Intangible Assets and Goodwill
           ------------------------------
           Intangible Assets consist of the customer list and employment contracts resulting from the Company's acquisition of Collier Jennings Financial Corporation in July 2006. The goodwill also is a result of the excess of the cost over the fair value of net assets resulting from the Collier Jennings acquisition.

           Intangible assets are amortized over their estimated economic lives using methods that reflect the pattern in which the economic benefits are utilized. Goodwill is reviewed for impairment annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(1)  Significant Accounting Policies, Continued
     ------------------------------------------

    (j)    Income Taxes
           ------------
           Deferred tax expense or benefit is recognized for the net change during the year in the deferred tax liability or asset. That amount together with income taxes currently payable is the total amount of income tax expense or benefit for the year. Deferred taxes are provided for in differences in financial reporting bases for assets and liabilities compared with their tax bases. Generally, a current tax liability or asset is established for taxes presently payable or refundable and a deferred tax liability or asset is established for future tax items. A valuation allowance, if applicable, is established for deferred tax assets that may not be realized. Tax bad debt reserves in excess of the base year amount (established as taxable years ending March 31, 1988 or later) would create a deferred tax liability. Deferred income taxes are provided for in differences between the provision for loan losses for financial statement purposes and those allowed for income tax purposes.

    (k)    Loan Fees and Costs Associated with Originating Loans
           -----------------------------------------------------
           Loan fees received, net of direct incremental costs of originating loans, are deferred and amortized over the contractual life of the related loan. The net fees are recognized as yield adjustments by applying the interest method. Prepayments are not anticipated.

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

    (m)    Advertising Expense
           -------------------
           Advertising and public relations costs are generally expensed as incurred. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising and public relations costs of $297,330, $172,409, and $182,699 were included in the Company's results of operations for 2007, 2006, and 2005, respectively.

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

           Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying value. Certificates of deposit accounts and securities sold under repurchase agreements maturing within one year are valued at their carrying value. The fair value of certificates of deposit accounts and securities sold under repurchase agreements after one year are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments. Fair value for long-term FHLB advances is based on discounted cash flows using the Company's current incremental borrowing rate. Discount rates used in these computations approximate rates currently offered for similar borrowings of comparable terms and credit quality. Junior subordinated debentures are estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(1)  Significant Accounting Policies, Continued
     ------------------------------------------

    (o)    Stock-Based Compensation
           ------------------------
           On April 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS 123 (R), Shared-Based Payment, to account for compensation costs under its stock option plans. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (APB 25"). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company's stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to April 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123 (R) have been utilized.

           In adopting SFAS 123 (R), Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant.

           The following table illustrates the effect on net income and net income per common share as if the Company had applied fair value recognition provisions to stock-based employee compensation for the years ended March 31, 2007, 2006, and 2005.

                                            2007         2006         2005
                                         ----------   ----------   ----------
           Net Income, As Reported       $4,126,553   $3,812,851   $3,505,495
           Deduct: Total stock-based
             employee compensation
             expense determined under
             fair-value based method for
             all awards, net of tax      $        -   $ (365,483)  $ (150,807)
                                         ----------   ----------   ----------
           Net Income, Pro Forma         $4,126,553   $3,447,368   $3,354,688
                                         ==========   ==========   ==========
           Net Income Per Common Share
            (Basic), As Reported         $     1.59   $     1.51   $     1.39
                                         ==========   ==========   ==========
           Net Income Per Common Share
            (Basic), Pro Forma           $     1.59   $     1.36   $     1.33
                                         ==========   ==========   ==========
           Net Income Per Common Share
            (Diluted), As Reported       $     1.58   $     1.48   $     1.37
                                         ==========   ==========   ==========
           Net Income Per Common Share
            (Diluted), Pro Forma         $     1.58   $     1.34   $     1.31
                                         ==========   ==========   ==========

           On March 30, 2006, the Board of Directors approved accelerating the vesting of 98,800 unvested stock options. The accelerated vesting was effective as of March 30, 2006. All of the other terms and conditions applicable to the outstanding stock options remained unchanged.

           The decision to accelerate vesting of these options will avoid recognition of pre-tax compensation expense by the Company upon the adoption of SFAS 123(R). In the Company's view, the future compensation expense could outweigh the incentive and retention value associated with the stock options. The future compensation expense, net of income taxes, that was avoided, based upon the effective date of April 1, 2006, was approximately $275,000. The Company believes that the acceleration of vesting stock options meets the criteria for variable accounting under FIN No. 44. Based upon past experience, the Company believes the grantees of these stock options will remain as a director or employee of the Company.

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

                                         For the Year Ended
                    ----------------------------------------------------------
                             March 31, 2007               March 31, 2006
                    -----------------------------  ---------------------------
                                        Per Share                    Per Share
                    Income     Shares    Amounts   Income     Shares  Amounts
                    ------     ------   ---------  ------     ------ ---------

Basic EPS         $4,126,553  2,594,525  $ 1.59  $3,812,851  2,532,999 $ 1.51
Dilutive effect
 of:
  Stock Options            -     14,027   (0.01)          -     32,666  (0.02)
  ESOP                     -          -       -           -     10,396  (0.01)
                  ----------  ---------  ------  ----------  --------- ------
Diluted EPS       $4,126,553  2,608,552  $ 1.58  $3,812,851  2,576,061 $ 1.48
                  ==========  =========  ======  ==========  ========= ======


                                           For the Year Ended
                                             March 31, 2005
                                    --------------------------------
                                                           Per share
                                    Income       Shares     amounts
                                    ------       ------    ---------
             Basic EPS             $3,505,495   2,524,123   $  1.39
             Dilutive effect of:
               Stock Options                -      22,726    (0.012)
               ESOP                         -      14,588    (0.008)
                                   ----------   ---------   -------
             Diluted EPS           $3,505,495   2,561,437   $  1.37
                                   ==========   =========   =======

    (q)    Use of Estimates
           ----------------
           The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(1)  Significant Accounting Policies, Continued
     ------------------------------------------

    (r)    Recently Issued Accounting Standards
           ------------------------------------

           The following is a summary of recent authoritative pronouncements that could affect accounting, reporting, and disclosure of financial information by the Company:

           In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends
           Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for al financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

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

           In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises' financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning afterbeginning after December 15, 2006. The Company is currently analyzing the effects
           of FIN 48 Company   the its financial position, results of
           operations or cash flows.is currently analyzing the effects of FIN
           48.

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

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(1)  Significant Accounting Policies, Continued
     ------------------------------------------

    (r)    Recently Issued Accounting Standards
           ------------------------------------

           In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under
           SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic
           cost. The measurement date   the date at which the benefit
           obligation and plan assets are measured   is required to be the
           company's fiscal year end. SFAS 158 is effective for publicly held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not have a defined benefit pension plan. Therefore, that would be required to be accounted for under SFAS 158 and the is currently analyzing the effects of SFAS 158 but does not expect its implementation of SFAS 158 didwill not have any impact will have a significant impact on the Company's financial conditions or results of operations.

           In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities, which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date.

           If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS 157, "Fair Value Measurement." The Company is currently analyzing the fair value option provided under SFAS 159.

           In September, 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF 06-4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements". EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion 1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations and cash flows.

           In September 2006, the FASB ratified the consensus reached related to EITF 06-5, "Accounting for Purchases of Life Insurance Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance." EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life-by-individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations and cash flows.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(1)  Significant Accounting Policies, Continued
     ------------------------------------------

    (r)    Recently Issued Accounting Standards
           ------------------------------------

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

           In December 2006, the FASB issued a Staff Position ("FSP") on EITF 00-19-2, "Accounting for Registration Payment Arrangements ("FSP EITF 00-19-2"). This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS No.
           5. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of the FSP. For prior arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years. The Company does not believe the adoption of this FSP will have a material impact on its financial position, results of operations and cash flows.

           Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

    (s)    Risks and Uncertainties
           -----------------------
           In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk, and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable, the valuation of real estate held by the Company, and the valuation of loans held for sale and mortgage-backed securities available for sale. The Company is subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances, and operating restrictions, resulting form the regulators' judgments based on information available to them at the time of their examination.

    (t)    Reclassifications
           -----------------
           Certain amounts in prior years' consolidated financial statements have been reclassified to conform to current year classifications.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(2)  Acquisition
     -----------

     On June 30, 2006, the Company completed the acquisition of the insurance and premium finance businesses of Collier-Jennings Financial Corporation and it subsidiaries Collier-Jennings, Inc., The Auto Insurance Store, Inc., and Collier-Jennings Premium Pay Plans, Inc (the "Collier-Jennings Companies"). The purpose of the acquisition was to expand the insurance services and increase non-interest income. The shareholder of the Collier-Jennings Companies received $180,000 in cash and 54,512 shares of the Company's common stock valued at $26 per share for an approximate purchase price of $1,597,312. The Company will release the shares to the former shareholder of the Collier-Jennings Companies over a three-year period. The stock is mandatorily redeemable by the shareholder of Collier-Jennings Companies at his option in cumulative increments of 20% per year for a five-year period at the greater of $26 per share or one and one-half times the book value of the Company's stock. A summary of the purchase price of the transaction is as follows:

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at June 30, 2006, the date of acquisition, including subsequent adjustments to the allocation of the purchase price.

             Cash And Cash Equivalents                 $   43,192
             Accounts Receivable                          784,247
             Premises And Equipment                        41,696
             Other Assets                                  56,289
             Intangible Assets                            600,000
             Goodwill                                   1,197,954
                                                       ----------
               Total Assets Acquired                    2,723,378
                                                       ----------

             Notes Payable                                386,185
             Other Liabilities                            739,881
                                                       ----------
               Total Liabilities Assumed                1,126,066
                                                       ----------
             Net Assets Acquired                       $1,597,312
                                                       ==========


(3)  Investment and Mortgage-Backed Securities, Available for Sale
     -------------------------------------------------------------

     The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

                                             March 31, 2007
                         -----------------------------------------------------
                                           Gross       Gross
                                         Unrealized  Unrealized
                         Amortized Cost    Gains       Losses      Fair value
                         --------------  ----------  ----------   ------------
FHLB Securities           $ 38,487,381    $ 17,627   $  131,886   $ 38,373,122
Federal Farm Credit
 Securities                  9,217,205       8,580       11,504      9,214,281
FNMA Bonds                   2,942,530           -       12,141      2,930,389
FHLMC Bonds                     64,071           -           94         63,977
Mortgage-Backed
 Securities                136,156,742     276,292    1,352,007    135,081,027
Equity Securities              102,938         562            -        103,500
                          ------------    --------   ----------   ------------
                          $186,970,867    $303,061   $1,507,632   $185,766,296
                          ============    ========   ==========   ============

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(3)  Investment and Mortgage-Backed Securities, Available for Sale, Continued
     ------------------------------------------------------------------------

                                            March 31, 2006
                         -----------------------------------------------------
                                           Gross       Gross
                                         Unrealized  Unrealized
                         Amortized Cost    Gains       Losses      Fair value
                         --------------  ----------  ----------   ------------

FHLB Securities           $ 24,269,864    $      -   $  265,031   $ 24,004,833
Federal Farm Credit
 Securities                  2,965,989           -       25,049      2,940,940
FNMA Bonds                   1,000,000           -       20,620        979,380
FHLMC Bonds                    230,693           -          534        230,159
Mortgage-Backed
 Securities                138,238,752     126,648    3,178,584    135,186,816
Equity Securities              102,938           -            -        102,938
                          ------------    --------   ----------   ------------
                          $166,808,236    $126,648   $3,489,818   $163,445,066
                          ============    ========   ==========   ============

     FHLB securities, Federal Farm Credit securities, FNMA bonds, FHLMC bonds, and FNMA and FHLMC mortgage-backed securities are issued by government-sponsored enterprises ("GSE's"). GSE's are not backed by the full faith and credit of the United States government. Included in the tables above and below in mortgage-backed securities are GNMA mortgage-backed securities, which are backed by the full faith and credit of the United States government. At March 31, 2007, the Bank held an amortized cost and fair value of $48.8 million in GNMA mortgage-backed securities included in mortgage-backed securities listed above.

     The amortized cost and fair value of investment and mortgage-backed securities available for sale at March 31, 2007 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties.

                                          Amortized Cost    Fair Value
                                          --------------    ----------
            Less Than One Year             $  5,544,938    $  5,528,733
            One - Five Years                 22,933,608      22,875,414
            More Than Five Years             22,335,579      22,281,122
            Mortgage-Backed Securities      136,156,742     135,081,027
                                           ------------    ------------
                                           $186,970,867    $185,766,296
                                           ============    ============

     At March 31, 2007 and 2006, the amortized cost and fair value of investment and mortgage-backed securities available for sale pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $80.5 million and $79.5 million and $56.8 million and $56.0 million, respectively.

     The Bank received approximately $3.8 million in proceeds from sales of available for sale securities with approximately $42,000 recorded in gross gains and $3,500 in gross losses during the year ended March 31, 2006. There were no sales of available for sale securities in the years ended March 31, 2007 and 2005.

     The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual available for sale securities have been in a continuous unrealized loss position, at March 31, 2007.


                          Less than 12 Months       12 Months or More               Total
                         --------------------    ----------------------     ----------------------
                          Fair      Unrealized     Fair       Unrealized      Fair      Unrealized
                          Value       Losses       Value        Losses        Value        Losses
                         -------    ----------    -------     ----------     -------    -----------
Agency securities      $15,156,780   $33,884    $17,461,591   $  121,741   $32,618,371   $  155,625
Mortgage-backed
 securities            $10,054,833   $52,982    $75,881,409   $1,299,025   $85,936,241   $1,352,007


                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(3)  Investment and Mortgage-Backed Securities, Available for Sale, Continued
     ------------------------------------------------------------------------

     Securities classified as available-for-sale are recorded at fair market value. Approximately 94.2% of the unrealized losses, or 121 individual securities, consisted of securities in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

(4)  Investment and Mortgage-Backed Securities, Held to Maturity
     -----------------------------------------------------------

     The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

                                              March 31, 2007
                           ---------------------------------------------------
                                             Gross       Gross
                                           Unrealized  Unrealized
                           Amortized Cost    Gains       Losses    Fair Value
                           --------------  ----------  ----------  -----------

FHLB Securities             $55,994,852     $21,560     $573,841   $55,442,571
Federal Farm Credit
 Securities                   7,988,737           -      144,667     7,844,070
                            -----------     -------     --------   -----------
                            $63,983,589     $21,560     $718,508   $63,286,641
                            ===========     =======     ========   ===========


                                             March 31, 2006
                           ---------------------------------------------------
                                             Gross       Gross
                                           Unrealized  Unrealized
                           Amortized Cost    Gains       Losses    Fair Value
                           --------------  ----------  ----------  -----------

FHLB Securities             $66,002,180     $     -    $1,618,360  $64,383,820
Federal Farm Credit
 Securities                   8,985,625           -       284,995    8,700,630
                            -----------     -------    ----------  -----------
                            $74,987,805     $     -    $1,903,355  $73,084,450
                            ===========     =======    ==========  ===========


     FHLB securities and Federal Farm Credit securities are issued by government-sponsored enterprises ("GSE's"). GSE's are not backed by the full faith and credit of the United States government.

     The amortized cost and fair value of investment and mortgage-backed securities held to maturity at March 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities due to call features on certain investments.

                                       Amortized Cost     Fair Value
                                       --------------     ----------
             Less Than One Year         $ 9,000,000      $ 8,960,320
             One - Five Years            25,988,130       25,755,350
             More Than Five Years        28,995,459       28,570,971
                                        -----------      -----------
                                        $63,983,589      $63,286,641
                                        ===========      ===========


     At March 31, 2007 and 2006, the amortized cost and fair value of investment and mortgage-backed securities held to maturity pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $51.0 million and $50.4 million and $49.0 million and $47.6 million, respectively.

     The Bank received approximately $250,000 in proceeds from the sale of three held to maturity securities with approximately $10,324 recorded in gross gains and no gross losses during the year ended March 31, 2006. All three securities had paid down at least ninety percent therefore meeting the intent of SFAS 115, "Accounting for Certain Investment in Debt and Equity Securities". There were no sales of held to maturity securities during the years ended March 31, 2007 and 2005.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(4)  Investment and Mortgage-Backed Securities, Held to Maturity, Continued
     ----------------------------------------------------------------------

     The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual held to maturity securities have been in a continuous unrealized loss position, at March 31, 2007.

               Less than 12 Months    12 Months or More           Total
              --------------------  --------------------   -------------------
               Fair    Unrealized    Fair     Unrealized    Fair    Unrealized
               Value     Losses      Value      Losses      Value      Losses
              -------  ----------   -------   ----------   -------  ----------
Agency
 securities  $1,978,750  $12,740  $59,265,081  $705,768  $61,243,831  $718,508

     Approximately 98.2% of the unrealized losses, or 60 individual securities, consisted of securities in a continuous loss position for 12 months or more. The Company's held-to-maturity portfolio is recorded at amortized cost. The Company has the ability and intends to hold these securities to maturity. The Company believes, based on industry analysis reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(5)  Loans Receivable, Net
     ---------------------

     Loans receivable, net, at March 31 consisted of the following:

                                                     2007           2006
                                                 ------------   ------------
     Residential Real Estate Loans               $125,512,411   $122,026,698
     Consumer Loans                                63,809,478     58,612,669
     Commercial Business And Real Estate Loans    259,207,877    209,214,332
     Loans Held For Sale                            1,529,748      1,320,644
                                                 ------------   ------------
                                                  450,059,514    391,173,943
                                                 ------------   ------------
     Less:
       Allowance For Loan Losses                    7,296,791      6,704,734
       Loans In Process                             6,443,372      9,185,133
       Deferred Loan Fees                             280,991        175,000
                                                 ------------   ------------
                                                   14,021,154     16,064,867
                                                 ------------   ------------
     Total Loans Receivable, Net                 $436,038,360   $375,109,076
                                                 ============   ============

     Changes in the allowance for loan losses for the years ended March 31 are summarized as follows:

                                         2007         2006         2005
                                      ----------   ----------   ----------
Balance At Beginning Of Year          $6,704,734   $6,284,055   $5,763,935
Allowance Acquired in Acquisition         21,697            -            -
Provision For Loan Losses                600,000      660,000      780,000
Charge Offs                             (132,712)    (301,650)    (443,132)
Recoveries                               103,072       62,329      183,252
                                      ----------   ----------   ----------
Total Allowance For Loan Losses       $7,296,791   $6,704,734   $6,284,055
                                      ==========   ==========   ==========

     The following table sets forth the amount of the Company's non-accrual loans and the status of the related interest income at March 31.

                                               2007         2006
                                            ----------   ----------

     Non-Accrual Loans                      $1,055,000   $1,191,000
                                            ==========   ==========
     Interest Income That Would Have Been
       Recognized Under Original Terms      $  107,000   $  111,000
                                            ==========   ==========

     At March 31, 2007 and 2006, impaired loans amounted to $1.5 million and $2.1 million, respectively. Losses on impaired loans are accounted for in the allowance for loan loss. For the years ended March 31, 2007 and 2006, the average recorded investment in impaired loans was $1.6 million and $1.4 million, respectively.

     The Bank blanket pledges its portfolio of single-family mortgage loans to secure FHLB advances.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(6)  Premises and Equipment, Net
     ---------------------------

     Premises and equipment, net, at March 31 are summarized as follows:

                                                   2007           2006
                                               -----------    -----------
            Land                               $ 5,141,399   $  2,810,406
            Buildings And Improvements          10,790,875      8,693,773
            Furniture And Equipment              7,337,134      6,270,596
            Construction In Progress             1,816,230      1,902,474
                                               -----------    -----------
                                                25,085,638     19,677,249
            Less Accumulated Depreciation       (9,190,446)    (8,014,273)
                                               -----------    -----------

            Total Premises And Equipment, Net  $15,895,192    $11,662,976
                                               ===========    ===========

     Depreciation expense for the years ended March 31, 2007, 2006, and 2005 was approximately $1,012,000, $965,000, and $860,000, respectively.

     The Bank has entered into non-cancelable operating leases related to buildings and land. At March 31, 2007, future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows (by fiscal year):

                          2008               $  442,602
                          2009                  438,656
                          2010                  437,192
                          2011                  437,192
                          2012                  407,792
                          Thereafter          3,179,976
                                             ----------
                                             $5,343,410
                                             ==========

     Total rental expense amounted to $343,000, $295,000, and $289,000 for the years ended March 31, 2007, 2006 and 2005, respectively. Five lease agreements with monthly expenses of $8,250, $7,083, $5,734 $743, and $700 have multiple renewal options totaling 20, 45, 30, 40, and 10 years, respectively.

(7)  Intangible Assets and Goodwill
     ------------------------------

     Intangible assets and goodwill are the result of the Collier Jennings acquisition in July 2006. Intangible assets and goodwill consisted of the following:

                                                 Year Ended
                                               March 31, 2007
                                               --------------
        Customer List
          Balance at beginning of year           $        -
          Acquired                                  375,000
          Amortization                              (33,750)
                                                 ----------
          Balance at end of year                    341,250
                                                 ----------
        Employment Contracts
          Balance at beginning of year                    -
          Acquired                                  225,000
          Amortization                               33,750
                                                 ----------
          Balance at end of year                    191,250
                                                 ----------
        Total Intangibles                           532,500
        Goodwill                                  1,197,954
                                                 ----------
            Total                                $1,730,454
                                                 ==========

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(8)  FHLB Stock
     ----------

     Every federally insured savings institution is required to invest in FHLB stock. No ready market exists for this stock and it has no quoted fair value. However, because redemption of this stock has historically been at par, it is carried at cost.

     The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which is 0.20% of total assets at December 31, 2006 and 2005 plus a transaction component which equals 4.5% of outstanding advances (borrowings) from the FHLB of Atlanta. The Bank is in compliance with this requirement with an investment in FHLB of Atlanta stock of $8.2 million and $7.1 million as of March 31, 2007 and 2006, respectively.

(9)  Deposits
     --------

     Deposits outstanding by type of account are summarized as follows:

                      At March 31, 2007               At March 31, 2006
                -----------------------------   -----------------------------
                                     Interest                         Interest
                           Weighted   Rate                  Weighted   Rate
                             Rate     Range      Amount       Rate     Range
                ---------  --------  --------   --------    -------  --------
Checking
 Accounts     $105,515,095   0.63%  0.00-2.96% $105,347,713  0.97%  0.00-2.96%
Money Market
 Accts.        145,491,774   4.14%  1.09-4.41%  151,494,548  3.50%  1.09-3.93%
Passbook
 Accounts       17,458,680   0.98%  0.00-1.51%   17,795,109  0.98%  0.00-1.51%
              ------------   ----   ---------  ------------  ----   ---------
Total          268,465,549   2.55%  0.00-4.41%  274,637,370  2.36%  0.00-3.93%
              ------------   ----   ---------  ------------  ----   ---------

Certificate
 Accounts:
0.00 - 1.99%             -                           59,797
2.00 - 2.99%     2,971,616                       26,836,415
3.00 - 3.99%    36,044,826                       72,831,817
4.00 - 4.99%    35,617,605                       94,240,989
5.00 - 5.99%   180,637,996                       10,622,951
              ------------                     ------------
Total          255,272,043   4.99%  2.83-5.85%  204,591,969  3.98%  1.74-5.30%
              ------------   ----   ---------  ------------  ----   ---------
Total
 Deposits     $523,737,592   3.74%  2.83-5.85% $479,229,339  3.05%  0.00-5.30%
              ============   ====   =========  ============  ====   =========

     The aggregate amount of short-term certificates of deposit with a minimum denomination of $100,000 was $110.6 million and $61.9 million at March 31, 2007 and 2006, respectively. The amounts and scheduled maturities of all certificates of deposit at March 31 are as follows:

                                                     March 31,
                                            ---------------------------
                                                2007           2006
                                            ------------   ------------

              Within 1 Year                 $235,951,662   $164,023,363
              After 1 Year, Within 2          10,891,655     31,427,049
              After 2 Years, Within 3          2,498,279      3,423,264
              After 3 Years, Within 4          2,781,426      2,104,277
              After 4 Years, Within 5          3,149,021      3,614,016
              Thereafter                               -              -
                                            ------------   ------------
                                            $255,272,043   $204,591,969
                                            ============   ============

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(10) Advances From Federal Home Loan Bank (FHLB) And Other Borrowings
     ----------------------------------------------------------------

     Advances from the FHLB at March 31 are summarized by year of maturity and weighted average interest rate below:

                                  2007                          2006
                       --------------------------  ---------------------------
  Year Ending March 31     Amount   Weighted Rate     Amount    Weighted Rate
                       ------------ -------------  ------------  -------------
  2007                            -         -        18,000,000      2.83%
  2008                   10,000,000      4.25%        5,000,000      3.09%
  2009                   25,000,000      4.75%       20,000,000      3.28%
  2010                    5,000,000      3.09%        5,000,000      3.09%
  2011                   10,000,000      4.76%       20,000,000      4.37%
  2012                   19,700,000      4.77%        5,000,000      4.64%
  Thereafter             83,349,272      4.20%       58,363,000      3.99%
                       ------------      ----      ------------      ----
                       $153,049,272      4.36%     $131,363,000      3.74%
                       ============      ====      ============      ====

     These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank's portfolio of residential first mortgage loans and investment securities with amortized cost and fair value of $85.3 million and $84.8 million at March 31, 2007 and $64.5 million and $63.0 million at March 31, 2006, respectively. Advances are subject to prepayment penalties.

     The following tables show callable FHLB advances as of the dates indicated. These advances are also included in the above table. All callable advances are callable at the option of the FHLB. If an advance is called, the Bank has the option to payoff the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

                              As of March 31, 2007
------------------------------------------------------------------------------
Borrow Date  Maturity Date    Amount   Int. Rate     Type        Call Dates
-----------  -------------   --------  ---------   --------    ---------------
11/07/02       11/07/12    $5,000,000   3.354%    1 Time Call    11/07/07
02/20/04       02/20/14     5,000,000   3.225%    1 Time Call    02/20/09
04/16/04       04/16/14     3,000,000   3.330%    1 Time Call    04/16/08
09/16/04       09/16/09     5,000,000   3.090%    1 Time Call    09/17/07
06/24/05       06/24/15     5,000,000   3.710%    1 Time Call    06/24/10
07/22/05       07/22/15     5,000,000   3.790%    1 Time Call    07/22/08
11/10/05       11/10/15     5,000,000   4.400%    1 Time Call    11/10/09
11/23/05       11/23/15     5,000,000   3.933%    Multi-Call     11/23/07 and
                                                                  quarterly
                                                                  thereafter
11/29/05       11/29/13     5,000,000   4.320%    1 Time Call    05/29/09
12/14/05       12/14/11     5,000,000   4.640%    1 Time Call    09/14/09
01/12/06       01/12/16     5,000,000   4.450%    1 Time Call    01/12/11
03/01/06       03/03/14     5,000,000   4.720%    1 Time Call    03/03/10
03/24/06       03/24/16     5,000,000   4.120%    Multi-Call     06/26/07 and
                                                                  quarterly
                                                                  thereafter
03/24/06       03/25/13     5,000,000   4.580%    1 Time Call    03/25/08
04/21/06       04/22/13     5,000,000    4.53%    Multi-Call     06/26/07 and
                                                                  quarterly
                                                                  thereafter
06/02/06       06/02/16     5,000,000    5.16%    1 Time Call    06/02/11
07/11/06       07/11/16     5,000,000    4.80%    Multi-Call     07/11/08 and
                                                                  quarterly
                                                                  thereafter
10/25/06       10/25/11     5,000,000    4.83%    1 Time Call    10/27/08
11/29/06       11/29/16     5,000,000   4.025%    Multi-Call     11/29/07 and
                                                                  quarterly
                                                                  thereafter
01/19/07       07/21/14     5,000,000   4.885%    1 Time Call    07/21/11
03/09/07       03/09/12     4,700,000   4.286%    Multi-Call     06/11/07 and
                                                                  quarterly
                                                                  thereafter

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(10) Advances From Federal Home Loan Bank (FHLB) And Other Borrowings,
     -----------------------------------------------------------------
     Continued
     ---------

                            As of March 31, 2006
------------------------------------------------------------------------------
Borrow Date  Maturity Date    Amount   Int. Rate     Type        Call Dates
-----------  -------------   --------  ---------   --------    ---------------
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


     At March 31, 2007 and 2006, the Bank had $68.2 million and $66.2 million in additional borrowing capacity, respectively at the FHLB.

     The Bank had $8.1 million and $7.3 million in other borrowings (non-FHLB advances) at March 31, 2007 and 2006, respectively. These borrowings consisted of repurchase agreements with certain commercial demand deposit customers for sweep accounts. The interest rate paid on these borrowings
     floats monthly with money market type rates.   At March 31, 2007 and
     2006, the interest rate paid on these borrowings was 4.41% and 4.43%, respectively. The Bank had pledged as collateral for these borrowings investment securities with amortized costs and fair values of $23.4 million and $23.4 million at March 31, 2007 and $25.5 million and $24.9 million at March 31, 2006, respectively, as collateral for these borrowings.

(11) Junior Subordinated Debentures
     ------------------------------

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

     The Capital Securities accrue and pay distributions annually at a rate per annum equal to a blended rate of 6.97% at March 31, 2007. One-half of the Capital Securities issued in the transaction has a fixed rate of 6.88% and the remaining half has a floating rate of three-month LIBOR plus 170 basis points, which was 7.06% at March 31, 2007. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of December 15, 2036. The Company has no current intention to exercise its right to defer payments of interest on the Capital Securities.

     The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, and or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part, on or after September 15, 2011. The Company may also redeem the capital securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(12) Income Taxes
     ------------

     Income tax expense is comprised of the following:

                                             For the Years Ended March 31,
                                          ----------------------------------
                                            2007         2006         2005
                                          ----------   ---------   ---------

      Current:
        Federal                           $1,995,334   1,534,117   1,610,169
        State                                136,437     155,772     163,495
                                          ----------   ---------   ---------
      Total Current Tax Expense            2,131,771   1,689,889   1,773,664
                                          ----------   ---------   ---------
      Deferred:
        Federal                                7,241      77,600     (55,791)
        State                                  2,471      10,127      (7,281)
                                          ----------   ---------   ---------
      Total Deferred Tax Expense               9,712      87,727     (63,072)
                                          ----------   ---------   ---------
      Total Income Tax Expense            $2,141,483   1,777,616   1,710,592
                                          ==========   =========   =========

     The Company's income taxes differ from those computed at the statutory federal income tax rate, as follows:

                                           For the Years Ended March 31,
                                        ----------------------------------
                                          2007         2006         2005
                                        ----------   ---------   ---------
     Tax At Statutory Income Tax Rate   $2,131,132   1,900,759   1,773,470
     State Tax And Other                    10,351    (123,143)    (62,878)
                                        ----------   ---------   ---------
     Total Income Tax Expense           $2,141,483   1,777,616   1,710,592
                                        ==========   =========   =========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

                                                            At March 31,
                                                     -----------------------
                                                        2007          2006
                                                     ----------   ----------
Deferred Tax Assets:
  Provision For Loan Losses                          $2,769,862   $2,545,116
  Goodwill Tax Basis Over Financial Statement Basis     152,917      249,495
  Net Fees Deferred For Financial Reporting             164,914      187,191
  Unrealized Loss on Securities Available for Sale      457,470    1,276,659
  Other                                                 177,591      163,664
                                                     ----------   ----------
Total Gross Deferred Tax Assets                       3,722,754    4,422,125
                                                     ----------   ----------
Deferred Tax Liabilities:
  FHLB Stock Basis Over Tax Basis                       126,565      126,565
  Depreciation                                          182,310      218,318
  Other                                                  55,400       88,484
  Intangibles                                           198,622            -
                                                     ----------   ----------
Total Gross Deferred Tax Liability                      562,897      433,367
                                                     ----------   ----------
Net Deferred Tax Asset                               $3,159,857   $3,988,758
                                                     ==========   ==========


     No valuation allowance for deferred tax assets was required at March 31, 2007 and 2006. The realization of net deferred tax assets may be based on utilization of carrybacks to prior taxable periods, anticipation of future taxable income in certain periods, and the utilization of tax planning strategies. Management has determined that the net deferred tax asset can be supported based upon these criteria.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(13) Regulatory Matters
     ------------------

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

     As of March 31, 2007 and 2006, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank had to maintain total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage ratios at 10%, 6%, and 5%, respectively. There are no conditions or events that management believes have changed the Bank's classification.

     The Bank's regulatory capital amounts and ratios are as follows as of the dates indicated:

                                                               To Be Well
                                                               Capitalized
                                                               Under Prompt
                                                                Corrective
                         Actual      For Capital Adequacy    Action Provisions
                    ---------------  --------------------   ------------------
                    Amount    Ratio   Amount       Ratio    Amount      Ratio
                    ------    -----  -------      -------   ------      -----
                                     (Dollars in Thousands)
March 31, 2007
Tier 1 Risk-Based
 Core Capital (To
 Risk Weighted
 Assets)           $45,588    9.5%    19,251       4.0%     28,877      6.0%
Total Risk-Based
 Capital (To Risk
 Weighted Assets)   51,582   10.7%    38,503       8.0%     48,128     10.0%
Tier 1 Leverage
 (Core) Capital
 (To Adjusted
 Tangible Assets)   45,588    6.2%    29,474       4.0%     36,843      5.0%
Tangible Capital
 (To Tangible
 Assets)            45,588    6.2%    14,737       2.0%     36,843      5.0%

March 31, 2006
Tier 1 Risk-Based
 Core Capital (To
 Risk Weighted
 Assets)           $39,473    9.7%   $16,328       4.0%    $24,492      6.0%
Total Risk-Based
 Capital (To Risk
 Weighted Assets)   44,568   10.9%    32,669       8.0%     40,836     10.0%
Tier 1 Leverage
 (Core) Capital
 (To Adjusted
 Tangible Assets)   39,473    6.0%    26,431       4.0%     33,039      5.0%
Tangible Capital
 (To Tangible
 Assets)            39,473    6.0%    13,224       2.0%     33,039      5.0%


     The payment of dividends by the Company depends primarily on the ability of the Bank to pay dividends to the Company. The payment of dividends by the Bank to the Company is subject to substantial restrictions and would require prior notice to the Office of Thrift Supervision ("OTS").

(14) Employee Benefit Plans
     ----------------------

     The Company is participating in a multiple employer defined contribution employee benefit plan covering substantially all employees with six months or more of service. The Company matches a portion of the employees' contributions and the plan has a discretionary profit sharing provision. The total employer contributions were $349,000, $113,000, and $36,000 for the years ended March 31, 2007, 2006, and 2005, respectively.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(14) Employee Benefit Plans, Continued
     ---------------------------------

     The Company has an Employee Stock Ownership Plan ("ESOP") for the exclusive benefit of employee participants. The discretionary contributions for the years ended March 31, 2007, 2006, and 2005 were zero, $231,000 and $75,000, respectively. The ESOP from time to time borrows funds from financial institutions to purchase the Company's stock. The balance of the loan was zero and $216,000 at March 31, 2007 and 2006, respectively. The entire balance of the loan was paid off in June 2006. The Company carried the debt as a liability and a reduction in equity, although the Company neither endorses nor guarantees the loan. The loan is repaid by Company contributions to the trustee, who in turn makes the loan payment to the financial institution. Because of the high cost of maintaining the ESOP, including legal, accounting, and audit fees, and the fact the ESOP has no more stock to allocate, the Company is in the process of terminating the plan.

     The Company has an Employee Stock Purchase Plan ("ESPP"). The ESPP allows employees of the Company to purchase stock quarterly at a 15%
     discount through payroll deduction.   The ESPP, which was approved by
     stockholders in July 2005, began operating in January 2007. Participation is voluntary. Employees are limited to investing $25,000
     or 5% of their annual salary, whichever is lower, during the year.   At
     March 31, 2007, there were 28 employees participating.

     Certain officers of the Company participate in a supplemental retirement plan. These benefits are not qualified under the Internal Revenue Code and they are not funded. During the year ended March 31, 2007, the Company incurred an expense of $167,000 for this plan.

     Certain officers of the Company participate in an incentive stock option plan. Options are granted at exercise prices not less than the fair value of the Company's common stock on the date of the grant. The following is a summary of the activity under the Company's incentive stock option plan for the years ended March 31, 2007, 2006, and 2005.

                             2007              2006                2005
                       ----------------  -----------------   -----------------
                               Weighted           Weighted            Weighted
                                 Avg.               Avg.                Avg.
                               Exercise           Exercise            Exercise
                       Shares   Price    Shares    Price     Shares    Price
                       ------  --------  ------   --------   ------   --------
Balance, Beginning
 of Year              118,046   $19.50   135,292   $19.09    131,639   $18.23
  Options granted      14,000    23.03     6,500    23.91     32,000    20.89
  Options exercised    25,196    17.40    14,396    15.45     10,547    15.95
  Options forfeited     7,250    19.27     9,350    19.52     17,800    19.58
                      -------            -------             -------
Balance, March 31      99,600   $20.55   118,046   $19.50    135,292   $19.09
                      =======            =======             =======

Options Exercisable    85,600   $20.14   118,046   $19.50     20,672   $15.82
                      =======            =======             =======

Options Available
 For Grant             59,000             13,750              10,000
                      =======            =======             =======

     Stock options outstanding as of March 31, 2007 are as follows:

                                          Weighted Average
                             Number of       Remaining
Range of Exercise Prices   Option Shares    Contractual      Weighted Average
       Low/High             Outstanding     Life (Years)      Exercise Price
                           -------------    ------------     ----------------

   $ 15.00 / $20.00           30,600            2.56              16.67
   $ 20.01 / $24.22           69,000            7.81              22.07
                              ------            ----             ------
                              99,600            6.19             $20.14
                              ======            ====             ======

     The aggregate intrinsic value of the stock options outstanding and exercisable at March 31, 2007 amounted to $485,455. Total compensation expense related to stock options was $7,700 for the period ended March 31, 2007. As of March 31, 2007, there was $124,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted average period of 9 years.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(14) Employee Benefit Plans, Continued
     ---------------------------------

     At March 31, 2007, the Company had the following options outstanding:

                         Outstanding
          Grant Date       Options       Option Price    Expiration Date
          ----------     -----------     ------------    ---------------

           10/19/99         51,000          $16.67      9/30/05 to 9/30/09

            1/16/03          1,500          $22.39           12/31/12

             9/1/03          3,000          $24.00            8/31/13

            12/1/03          3,000          $23.65           11/30/13

            1/01/04          8,500          $24.22           12/31/13

             3/8/04         13,000          $21.43            2/28/14

             6/7/04          2,000          $24.00            5/31/14

             1/1/05         26,000          $20.55           12/31/14

             1/1/05          2,000          $22.61           12/31/15

             1/1/06          6,500          $22.91           12/31/16

            8/24/06         14,000          $23.03           08/24/16

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(14) Employee Benefit Plans, Continued
     ---------------------------------

     The options listed on the previous page vested immediately on March 30, 2006 as a result of an action taken by the Board of Directors except for the 14,000 options granted during the year ended March 31, 2007. All options, issued prior to January 16, 2003, must be exercised between now and within one year of the original vesting schedule, except those granted during the year ended March 31, 2004 until March 31, 2006, may be exercised anytime between now and the end of the tenth year after the
     grant date.   Options granted after March 31, 2006 vest 20% per year
     every year after the end of five years after the date of the grant.
     Those options granted after March 31, 2006 may be exercised as they vest in years six through ten, or until the end of year ten after the grant date.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants: Dividend yield of $0.24, $0.16, and $0.08 per share for options granted during the years ended March 31, 2007, 2006, and 2005, respectively, expected volatility of 30.2% for options granted in 2007, 39.8% for options granted in 2006, and 21.2% for options granted in 2005, risk-free interest rate of 4.36% for options granted in 2007, 4.42% for options granted in 2006, and 4.82% for options granted in 2005, and expected lives of six to ten years.

(15) Bank Owned Life Insurance
     -------------------------

     On March 31, 2006 and July 1, 2006, the Company purchased bank owned life insurance. The cash value of the life insurance policies are recorded as a separate line item in the accompanying balance sheets at $5.8 million and $5.0 million at March 31, 2007 and 2006, respectively. The insurance provides key person life insurance on certain officers of the company. The earnings-portion of the insurance policies grows tax deferred and helps offset the cost of the Company's benefits program. The Company recorded earnings of $243,000 for the growth in the cash value of life insurance during the year ended March 31, 2007.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(16) Commitments and Contingencies
     -----------------------------

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

     Financial instruments where the contract amount represents the Bank's credit risk include commitments under pre-approved but unused lines of credit of $87.1 million and $68.0 million, undisbursed loans in process totaled $6.4 million and $9.2 million, and letters of credit of $1.0 million and $1.4 million at March 31, 2007 and 2006, respectively. At March 31, 2007 and 2006, the fair value of standby letters of credit was immaterial.

     These loan and letter of credit commitments are subject to the same credit policies and reviews as loans on the balance sheet. Collateral, both the amount and nature, is obtained based upon management's assessment of the credit risk. Since many of the extensions of credit are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. In addition to these loan commitments noted above, the Bank had unused credit card loan commitments of $3.6 million and $2.9 million at March 31, 2007 and 2006, respectively. Outstanding commitments on mortgage loans not yet closed amounted to $0 and $351,000 at March 31, 2007 and 2006, respectively. These commitments, which are funded subject to certain limitations, extend over varying periods of time with the majority being funded within 45 days. At March 31, 2007 and 2006, the Bank had outstanding commitments to sell approximately $1.5 and $1.3 million of loans, respectively, which encompassed the Bank's held for sale loans. The Bank also has commitments to sell mortgage loans not yet closed, on a best efforts basis. Best efforts means the Bank suffers no penalty if they are unable to deliver the loans to the potential buyers. The fair value of the Bank's commitment to originate mortgage loans at committed interest rates and to sell such loans to permanent investors is insignificant.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(17) Related Party Transactions
     --------------------------

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

                                        For the years ended March 31,
                                       ------------------------------
                                         2007       2006       2005
                                       --------   --------   --------
     Balance, beginning of year        $420,239   $550,010   $528,974
     New loans                          274,797    255,278    115,827
     Less loan payments                  42,935    385,049     94,791
                                       --------   --------   --------
     Balance, end of year              $652,101   $420,239   $550,010
                                       ========   ========   ========


     Loans to all employees, officers, and directors of the Company, in the aggregate constituted approximately 8.52% and 5.54% of the total shareholders' equity of the Company at March 31, 2007 and 2006, respectively. At March 31, 2007 and 2006, deposits from executive officers and directors of the Bank and Company and their related interests in aggregate approximated $4.7 million and $2.8 million, respectively.

     The Company rents office space from a company in which a director and an officer of the Company and the Bank have an ownership interest. The Company incurred expenses of $65,000, $51,000, and $41,000 for rent for the years ended March 31, 2007, 2006, and 2005, respectively. The Company increased the amount of office space covered by that lease during fiscal 2007. On July 1, 2006, the Company began renting office space from another executive officer. On that lease, the Company incurred rent
     expense of $31,000 during the year ended March 31, 2007.   Management is
     of the opinion that the transactions with respect to office rent are made on terms that are comparable to those which would be made with unaffiliated persons.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(18) Security Federal Corporation Condensed Financial Statements (Parent
     -------------------------------------------------------------------
     Company Only)
     -------------

     The following is condensed financial information of Security Federal Corporation (Parent Company only). The primary asset is its investment in the Bank subsidiary and the principal source of income for the Company is equity in undistributed earnings from the Bank.

                         Condensed Balance Sheet Data

                                                            At March 31,
                                                    -------------------------
                                                        2007           2006
                                                    -----------   -----------
Assets:
  Cash                                              $ 2,377,723   $   294,984
  Investment Securities, Available For Sale             103,286       102,938
  Investment in Security Federal Statutory Trust        155,000             -
  Investment In Security Federal Bank                46,569,777    37,387,118
  Accounts Receivable And Other Assets                   81,695        41,330
                                                    -----------   -----------
Total Assets                                        $49,287,481   $37,826,370
                                                    ===========   ===========

Liability And Shareholders' Equity:
  Accounts Payable And Other Liabilities            $    21,961   $     9,108
  Junior Subordinated Debentures                      5,155,000             -
  Mandatorily Redeemable Financial Instrument         1,417,312             -
  Indirect Guarantee Of ESOP Debt                             -       215,503
  Shareholders' Equity                               42,693,208    37,601,759
                                                    -----------   -----------
Total Liabilities And Shareholders' Equity          $49,287,481   $37,826,370
                                                    ===========   ===========

                     Condensed Statements of Income Data

                                             For the Years Ended March 31,
                                         ------------------------------------
                                            2007         2006         2005
                                         ----------   ----------   ----------
Income:
  Equity In Earnings Of Security
   Federal Bank                          $4,246,503   $3,821,229   $3,512,277
  Interest Income                             5,767            -            -
  Miscellaneous Income                        7,887            -            -
                                         ----------   ----------   ----------
  Total Income                            4,260,157    3,821,229    3,512,277
                                         ----------   ----------   ----------
Expenses:
  Interest Expense                          191,811            -            -
  Other Expenses                             15,310       13,762       11,190
                                         ----------   ----------   ----------
  Total Expenses                            207,121       13,762       11,190
                                         ----------   ----------   ----------
  Income Before Income Taxes              4,053,036    3,807,467    3,501,087
  Income Tax Benefit                        (73,517)      (5,384)      (4,408)
                                         ==========   ==========   ==========
Net Income                               $4,126,553   $3,812,851   $3,505,495
                                         ==========   ==========   ==========

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(18) Security Federal Corporation Condensed Financial Statements (Parent
     -------------------------------------------------------------------
     Company Only), Continued
     ------------------------

                   Condensed Statements of Cash Flow Data

                                            For the Years Ended March 31,
                                       --------------------------------------
                                          2007          2006         2005
                                       ----------   -----------   -----------

Operating Activities:
  Net Income                          $ 4,126,553   $ 3,812,851   $ 3,505,495
  Adjustments To Reconcile Net Income
   To Net Cash Used In Operating
   Activities:
    Equity In Earnings Of Security
     Federal Bank                      (4,246,503)   (3,821,229)   (3,512,277)
  Stock Compensation Expense                7,686             -             -
    Increase In Accounts Receivable
     And Other Assets                     (40,363)       (5,384)       (4,409)
    Increase In Accounts Payable           12,859             -             -
                                       ----------   -----------   -----------
Net Cash Used In Operating
 Activities                              (139,768)      (13,762)      (11,191)
                                       ----------   -----------   -----------
Investing Activities:
  Purchase Of Investment Securities             -      (102,938)            -
  Investment in Security Federal
   Statutory Trust                       (155,000)            -             -
  Additional Investment in
   Security Federal Bank               (4,597,319)            -             -
  Dividend Received From Security
   Federal Bank                         1,000,000             -             -
                                       ----------   -----------   -----------
Net Cash (Used In) Provided By
 Investing Activities                  (3,752,319)     (102,938)            -
                                       ----------   -----------   -----------
Financing Activities:
  Exercise Of Stock Options               438,465       222,450       168,235
  Purchase Of Treasury Stock,
   At Cost                               (412,564)      (73,567)     (165,089)
  Proceeds From Junior
   Subordinated Debenture               5,155,000             -             -
  Proceeds From Mandatorily
   Redeemable Financial Instrument      1,417,312             -             -
  Dividends Paid                         (623,387)     (406,749)     (278,987)
                                       ----------   -----------   -----------
Net Cash Provided (Used) In
 Financing Activities                   5,974,826      (257,866)     (275,841)
                                       ----------   -----------   -----------
Net Increase (Decrease) In Cash         2,082,739      (374,566)     (287,032)
Cash At Beginning Of Year                 294,984       669,550       956,582
                                       ----------   -----------   -----------
Cash At End Of Year                    $2,377,723   $   294,984   $   669,550
                                       ==========   ===========   ===========


(19) Carrying Amounts and Fair Value of Financial Instruments
     --------------------------------------------------------

     The carrying amounts and fair value of financial instruments are summarized below:

                                                  At March 31,
                                  -------------------------------------------
                                          2007                  2006
                                  --------------------   --------------------
                                  Carrying   Estimated   Carrying   Estimated
                                   Amount   Fair Value    Amount   Fair Value
                                  --------  ----------   --------  ----------
                                                (In Thousands)
Financial Assets:
  Cash And Cash Equivalents       $ 13,438     13,438    $ 14,351     14,351
  Investment And Mortgage-Back
   Securities                     $249,750    249,053    $238,433    236,530
  Loans Receivable, Net           $436,038    439,785    $375,109    376,221
  FHLB Stock                      $  8,209      8,209    $  7,150      7,150

Financial Liabilities:
  Deposits:
    Checking, Savings, And
     Money Market Accounts        $268,466   268,466     $274,637   274,637
     Certificate Accounts         $255,272   255,068     $204,592   203,871
  Advances From FHLB              $153,049   152,595     $131,363   129,117
  Other Borrowed Money            $  8,088     8,088     $  7,290     7,290
  Junior Subordinated Debentures  $  5,155     5,155     $      -         -
  Mandatorily Redeemable
   Financial Instrument           $  1,417     1,403     $      -         -

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(19) Carrying Amounts and Fair Value of Financial Instruments, Continued
     -------------------------------------------------------------------

     At March 31, 2007, the Bank had $98.1 million of off-balance sheet financial commitments. These commitments are to originate loans and unused consumer lines of credit and credit card lines. Because these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

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

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(20) Quarterly Financial Data (Unaudited)
     ------------------------------------

     Unaudited condensed financial data by quarter for fiscal year 2007 and 2006 is as follows (amounts, except per share data, in thousands):

                                               Quarter ended
                            -------------------------------------------------
                              June 30,    Sept. 30,    Dec. 31,     Mar. 31,
2006-2007                       2006        2006         2006         2007
                            ----------   ----------   ----------   ----------

Interest Income             $    9,625   $   10,283   $   10,814   $   11,376
Interest Expense                 5,214        5,744        6,380        6,595
                            ----------   ----------   ----------   ----------
  Net Interest Income            4,411        4,539        4,434        4,781
Provision For Loan Losses          150          150          150          150
                            ----------   ----------   ----------   ----------
  Net Interest Income After
   Provision For Loan
   Losses                        4,261        4,389        4,284        4,631
Non-interest Income                752          913          988        1,208
Non-interest Expense             3,443        3,729        3,817        4,168
                            ----------   ----------   ----------   ----------
    Income Before Income
     Tax                         1,569        1,573        1,455        1,671
Provision For Income taxes         547          546          478          571
                            ----------   ----------   ----------   ----------
  Net Income                $    1,023   $    1,027   $      977   $    1,100
                            ==========   ==========   ==========   ==========
Basic Net Income Per
 Common Share               $     0.40   $     0.39   $     0.37   $     0.42
                            ==========   ==========   ==========   ==========
Diluted Net Income Per
 Common Share               $     0.40   $     0.39   $     0.37   $     0.42
                            ==========   ==========   ==========   ==========
Basic Weighted Average
 Shares Outstanding          2,538,951    2,610,605    2,617,037    2,611,507
                            ==========   ==========   ==========   ==========
Diluted Weighted Average
 Shares Outstanding          2,564,893    2,622,996    2,625,945    2,620,375
                            ==========   ==========   ==========   ==========


                                               Quarter ended
                            -------------------------------------------------
                              June 30,    Sept. 30,    Dec. 31,     Mar. 31,
2005-2006                       2005        2005         2005         2006
                            ----------   ----------   ----------   ----------

Interest Income             $    7,461   $    7,887        8,322        8,946
Interest Expense                 3,489        3,784        4,112        4,584
                            ----------   ----------   ----------   ----------
  Net Interest Income            3,972        4,103        4,210        4,362
Provision For Loan Losses          165          165          165          165
                            ----------   ----------   ----------   ----------
  Net Interest Income
   After Provision For
   Loan Losses                   3,807        3,938        4,045        4,197
Non-interest Income                641          697          662          630
Non-interest Expense             2,996        3,172        3,204        3,655
                            ----------   ----------   ----------   ----------
    Income Before Income
     Tax                         1,452        1,463        1,503        1,172
Provision For Income taxes         523          514          545          196
                            ----------   ----------   ----------   ----------
  Net Income                $      929   $      949   $      958   $      976
                            ==========   ==========   ==========   ==========
Basic Net Income Per
 Common Share               $     0.37   $     0.38   $     0.38   $     0.38
                            ==========   ==========   ==========   ==========
Diluted Net Income Per
 Common Share               $     0.36   $     0.37   $     0.37   $     0.38
                            ==========   ==========   ==========   ==========
Basic Weighted Average
 Shares Outstanding          2,530,389    2,527,533    2,536,304    2,537,771
                            ==========   ==========   ==========   ==========
Diluted Weighted Average
 Shares Outstanding          2,556,205    2,585,543    2,570,767    2,591,728
                            ==========   ==========   ==========   ==========

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                           SHAREHOLDERS INFORMATION

ANNUAL MEETING
The annual meeting of shareholders will be held at 2:00 p.m., Thursday, July 19, 2007 at the City of Aiken Municipal Conference Center, 215 The Alley, Aiken, South Carolina.

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

            Quarter Ending        High        Low
            --------------       ------     ------
               06-30-05          $21.75     $21.75
               09-30-05          $29.00     $29.00
               12-31-05          $23.50     $23.50
               03-31-06          $24.25     $24.25
               06-30-06          $25.50     $22.70
               09-30-06          $23.50     $22.10
               12-31-06          $24.00     $23.00
               03-31-07          $25.00     $23.30


As of March 31, 2007, the Company had approximately 550 shareholders and 2,609,116 outstanding shares of common stock.

DIVIDENDS
The first quarterly dividend on the stock was paid to shareholders on March 15, 1991. Dividends will be paid upon the determination of the Board of Directors that such payment is consistent with the long-term interest of the Company. The factors affecting this determination include the Company's current and projected earnings, operating results, financial condition, regulatory restrictions, future growth plans, and other relevant factors. The Company paid $0.02 per share cash dividends for each of the quarters during fiscal 2003-2004 and the first quarter of fiscal 2004-2005. The Company paid $0.03 per share cash dividend in each of the last three quarters of 2004-2005. The Company paid $0.04 per share cash dividends for each of the quarters during fiscal 2005-2006 and $0.06 per share cash dividends for each of the quarters during fiscal 2006-2007.

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

[Picture Appears Here]

Carol McCleskey
Senior Vice President,
Branch Administrator and          A Familiar Face
Security Officer

Carol McCleskey is Senior Vice President, Branch Administrator and Security Officer for Security Federal. In her role as Branch Administrator, Carol has management responsibility for 11 branches located in Aiken and Lexington counties in addition to the Evans, Georgia and Columbia, South Carolina branches to open later this fall. Carol has over 40 years of banking experience and is a resident of Aiken. She is a graduate of Leadership Aiken County and is very active within the Aiken community. We are fortunate to have such an experienced and dedicated member on the Security Federal Bank team.

Shareholders Information

Annual and Other Reports

The Company is required to file an annual report on Form 10-K for its fiscal year ended March 31, 2006 with the Securities and Exchange Commission. Copies of Form 10-K, Security Federal Corporation's annual report, and the Company's quarterly reports may be obtained from and inquiries may be addressed to Ms. Beverly Bradham of Security Federal Corporation.

GENERAL                    TRANSFER                SPECIAL
INQUIRIES                  AGENT                   COUNSEL
Ms. Beverly Bradham        Security Federal        Breyer & Associates, PC
Security Federal Corp.      Corporation            Suite 785
238 Richland Ave., NW      238 Richland Ave., NW   8180 Greensboro Drive
P.O. Box 810               P.O. Box 810            McLean, VA 22102
Aiken, SC 29802-0810       Aiken, SC 29802-0810
Phone: 803-641-3000
Toll free: 866-851-3000

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

Hon. William Clyburn      G. L. Toole, III          Roy G. Lindburg
Member of the South       Attorney-At-Law           Executive Vice President
Carolina                  Aiken, SC                 Treasurer/CFO
House of Representatives                            Security Federal Corp.
Aiken, SC                                           Aiken, SC


------------------------------------------------------------------------------

Directors Emeritus:       Walter E. Brooker, Sr.
                          President, Brooker's Inc.
                          Denmark, SC

                              BANK ADVISORY BOARDS

NORTH AUGUSTA-----------------------------------------------------------------

P. Richard Borden            Rev. G.L.                  Helen H. Butler
Owner                        Brightharp                 Retired Banker
Borden Pest Control          Owner                      North Augusta, SC
North Augusta, SC            G.L. Brightharp &
                             Sons Mortuary
                             North Augusta, SC

William M. Hixon             Sen. Thomas L.             John P. Potter
Owner                        Moore                      Director of Finance
Hixon Realty                 President                  City of North
North Augusta, SC            Boiler Efficiency, Inc.    Augusta
                             Clearwater, SC             North Augusta, SC


WAGENER-----------------------------------------------------------------------

M. Judson Busbee             Chad G. Ingram             Mary T. Lybrand
Owner                        President                  Retired Banker
Busbee Hardware              Garvin Oil Company         Wagener, SC
Wagener, SC                  Wagener, SC


Dr. Michael L. Miller        Richard H. Sumpter
Anesthesiologist             Retired Educator
Palmetto Health              Wagener, SC
Richland Memorial Hosp.
Columbia, SC

MIDLAND VALLEY----------------------------------------------------------------

Charles A. Hilton            Rev. Nathaniel Irvin, Sr.  Rev. Stephen Phillips
General Manager              Pastor                     Pastor
Breezy Hill                  Old Storm Branch           Christian Heritage
Water & Sewer                Baptist Church             Church
Graniteville, SC             Clearwater, SC             Graniteville, SC

Sen. Thomas L.               Glenda K. Napier           Carlton B. Shealy
Moore                        Co-Owner                   Owner
President                    Napier Funeral Home        C. Shealy Realty
Boiler Efficiency, Inc.      Graniteville, SC           Builders &
Clearwater, SC                                          Developers
                                                        North Augusta, SC

In Memory
Gloria Busch Johnson         [Picture Appears Here]
1942 - 2006

We were saddened to lose a member of the Security Federal family this year. Gloria Busch Johnson joined the Midland Valley Advisory Board in 1994. Gloria was an active board member and took great pride in her association with Security Federal. She was the Executive Director of the Midland Valley Chamber of Commerce and was named the 2006 Citizen of the Year by the Chamber of Commerce. Gloria was respected by all and will be missed.


WESTCOLUMBIA - LEXINGTON------------------------------------------------------

Eleanor Powell Clark         Sandra Dooley Parker       L. Todd Sease
Owner/Operator               Attorney                   Partner
B & E Enterprises Inc.       Dooley, Dooley, Spence,    Jumper, Carter, Sease
dba McDonald's               Parker & Hipp, PA          Architects, PA
Columbia, SC                 Lexington, SC              West Columbia, SC


G. Scott Middleton           Sen. Nikki G. Setzler      Dianne Light
Owner                        Sr. Partner                Owner
Agape Assisted Living/       Setzler & Scott, PA        Dianne's on Devine
Nursing & Related Com.       Law Firm                   & DiPrato's Deli
West Columbia, SC            West Columbia, SC          Columbia, SC

Jan Hook-Stamps              Donald T. Martin
Owner                        Controller, CPA
Elante Day Spa               Nexsen, Pruet, LLC
West Columbia, SC            Columbia, SC

MANAGEMENT TEAM & BRANCH LOCATIONS

Management Team---------------------------------------------------------------

T. Clifton Weeks       Chairman of Security Federal Corporation
Timothy W. Simmons     Chairman and Chief Executive Officer, Security Federal
                       Bank
G.L. Toole, III        Vice President
Robert E. Alexander    Corporate Secretary
J. Chris Verenes       President, Security Federal Bank
Roy G. Lindburg        Executive Vice President, Treasurer and Chief Financial
                       Officer
Frank Thomas           Executive Vice President - Aiken Area Executive
Marian Shapiro         Executive Vice President - Midlands Area Executive
Lynn B. Shepard        Senior Vice President - Senior Operations Officer
Sandra M. Bartlett     Senior Vice President - Human Resources
Carol P. McCleskey     Senior Vice President - Branch Administration
H. Stanley Price       Senior Vice President - Augusta Area Executive
William O. Boyte, III  Senior Vice President - Construction Lending -
                       Midlands Area
Audrey Varn            President - Security Federal Trust and Investments
Gerald Jennings        President - Security Federal Insurance
Margaret Hurt          Controller
Gabriele C. Dukes      Vice President - Financial Counseling
Janice S. Hauerwas     Vice President - Mortgage Loan Originator
Gregory D. Warfield    Vice President - Mortgage Loan Originator
Stan Carter            Vice President - Mortgage Loan Originator
Josie Quiller          Vice President - Mortgage Lending
James E. Bristow       Vice President - Business Development/Commercial Loans
Paul T. Rideout        Vice President - Business Development/Commercial Loans
Michael Strange        Vice President - Business Development/Commercial Loans
Elsie K. Dicks         Vice President - Credit Administration
Patricia B. Moseley    Vice President - Loan Servicing
Ronald R. Davis        Vice President - Senior Auditor
Laura B. Conway        Vice President - Operations Auditor
Rochelle D. Wright     Vice President - Information Technology

Branch Locations--------------------------------------------------------------

Whiskey Road, Aiken, SC
Dana S. Hall, Assistant Vice President/Manager

North Augusta, SC
Kathy S. Williamson, Assistant Vice President/Manager

Laurens Street, Aiken, SC
Vicky W. Moseley, Assistant Vice President/Manager

Richland Avenue, Aiken, SC
Melanie Mackay, Assistant Vice President/Manager

South Side, Aiken, SC
Shane M. Bagby, Assistant Vice President/Manager

Graniteville, SC
Tonya Key, Assistant Vice President/Manager

Langley, SC
Pat W. Guglieri, Assistant Vice President/Manager

Clearwater, SC
Gail W. Dotson, Assistant Vice President/Manager

Wagener, SC
Scott Tindal, Assistant Vice President/Manager

West Columbia, SC
Mary B. Clark, Assistant Vice President/Manager

Lexington, SC
Sherrie Tanner, Assistant Vice President/Manager



Opening Fall 2007

Assembly Street, Columbia, SC
Marianne Poppacoda, Assistant Vice President/Manager

Evans, GA
Josh Booth, Assistant Vice President/Manager

                                OUR LOCATIONS

                              [Map appears here]

                                 Exhibit 21

                       Subsidiaries of the Registrant




                                                    State of       Percentage
Parent                  Subsidiary               Incorporation    of Ownership
------                  ----------               -------------    ------------

Security Federal        Security Federal          United States       100%
 Corporation             Bank

                        Security Federal Trust    South Carolina      100%

Security Federal        Security Federal          South Carolina      100%
 Bank                    Insurance, Inc.

                        Security Federal          South Carolina      100%
                         Investments, Inc.

                        Security Federal Trust,   South Carolina      100%
                         Inc.

                        Security Financial        South Carolina      100%
                         Services  Corporation

                                 Exhibit 23

                        Consent of Elliott Davis, LLC

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            --------------------------------------------------------

The Board of Directors
Security Federal Corporation

We consent to incorporation by reference in the Registration Statement No. 333-31500, 333-102337 and 333-136813 on Form S-8 of our report dated June 19,
2007, relating to the consolidated balance sheet of Security Federal Corporation and subsidiaries as of March 31, 2007 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended, which report appears in the March 31, 2007 Annual Report on Form 10-K.

           /s/ Elliott Davis, LLC

Columbia South Carolina
June 27, 2007

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

Date: June 27, 2007
                                     /s/Timothy W. Simmons
                                     -------------------------------------
                                     Timothy W. Simmons
                                     President and Chief Executive Officer

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

Date: June 27, 2007
                                      /s/Roy G. Lindburg
                                      -------------------------------------
                                      Roy G. Lindburg
                                      Treasurer and Chief Financial Officer

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

Dated:  June 27, 2007