Form 10-Q
period 2007-06-30
SECURITY FEDERAL CORP
filed 2007-08-13
CIK 818677

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, DC  20549

                                    FORM 10 - Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD:
                     FROM:_______________  TO: _______________


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

 Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X]


Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).

                        YES [ ]     NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     CLASS:               OUTSTANDING SHARES AT:          SHARES:
    -----------------     ----------------------         -------------
    Common Stock, par         July 31, 2007               2,606,792
    value $0.01 per share

                                     INDEX
-------------------------------------------------------------------------------
PART I.   FINANCIAL INFORMATION (UNAUDITED)                            PAGE NO.

Item 1.   Financial Statements (Unaudited):

            Consolidated Balance Sheets at June 30, 2007 and
              March 31, 2007                                                1

            Consolidated Statements of Income for the Three Months
              Ended June 30, 2007 and 2006                                  2

            Consolidated Statements of Shareholders' Equity and
              Comprehensive Income at June 30, 2007 and 2006                3

            Consolidated Statements of Cash Flows for the Three
              Months Ended June 30, 2007 and 2006                           4

            Notes to Consolidated Financial Statements                      6

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          13

Item 3.     Quantitative and Qualitative Disclosures about Market Risk     21

Item 4.     Controls and Procedures                                        21

-------------------------------------------------------------------------------

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                22

Item 1A.  Risk Factors                                                     22

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      22

Item 3.   Defaults Upon Senior Securities                                  22

Item 4.   Submission of Matters to a Vote of Security Holders              22

Item 5    Other Information                                                22

Item 6.   Exhibits                                                         23

          Signatures                                                       24

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

Part I.  Financial Information

Item 1.  Financial Statements

                 Security Federal Corporation and Subsidiaries
                         Consolidated Balance Sheets

                                                   June 30, 2007 March 31, 2007
                                                   ------------- --------------
Assets:                                             (Unaudited)    (Audited)
  Cash And Cash Equivalents                          $13,176,161    $13,438,129
  Investment And Mortgage-Backed Securities:
    Available For Sale: (Amortized cost of
    $194,408,107 at June 30, 2007 and $186,970,867
    at March 31, 2007)                               191,701,990    185,766,296

    Held To Maturity:(Fair value of $55,023,821
    at June 30, 2007 and  $63,441,641 at March
    31, 2007)                                         56,141,118     64,138,589
                                                    ------------   ------------
  Total Investment And Mortgage-Backed Securities    247,843,108    249,904,885
  Loans Receivable, Net:                            ------------   ------------
    Held For Sale                                      1,053,978      1,529,748
    Held For Investment:(Net of allowance of
    $7,430,692 at June 30, 2007 and $7,296,791 at
    March 31, 2007)                                  461,293,096    434,508,612
                                                    ------------   ------------
  Total Loans Receivable, Net                        462,347,074    436,038,360
  Accrued Interest Receivable:                      ------------   ------------
    Loans                                              1,529,525      1,459,193
    Mortgage-Backed Securities                           540,289        550,682
    Investments                                        1,225,383      1,181,639
  Premises And Equipment, Net                         17,515,120     15,895,192
  Federal Home Loan Bank Stock ("FHLB"), At Cost       8,605,000      8,209,200
  Bank Owned Life Insurance                            8,045,657      5,783,620
  Repossessed Assets Acquired In Settlement Of Loans      78,276         24,909
  Intangible Assets, Net                                 510,000        532,500
  Goodwill                                             1,197,954      1,197,954
  Other Assets                                         4,845,797      3,893,928
                                                    ------------   ------------
Total Assets                                        $767,459,344   $738,110,191
                                                    ============   ============
Liabilities And Shareholders' Equity
Liabilities:
  Deposit Accounts                                  $536,960,001   $523,737,592
  Advances From FHLB                                 168,745,485    153,049,272
  Other Borrowed Money                                 8,324,229      8,088,194
  Advance Payments By Borrowers For Taxes And
    Insurance                                            653,068        486,101
  Mandatorily Redeemable Financial Instrument          1,417,312      1,417,312
  Junior Subordinated Debentures                       5,155,000      5,155,000
  Other Liabilities                                    3,578,301      3,483,512
                                                    ------------   ------------
Total Liabilities                                   $724,833,396   $695,416,983
                                                    ------------   ------------
Shareholders' Equity:
  Serial Preferred Stock, $.01 Par Value;
    Authorized Shares - 200,000; Issued And
    Outstanding Shares - None                       $          -   $          -
  Common Stock, $.01 Par Value; Authorized Shares-
    5,000,000; Issued ( 2,639,220 And Outstanding
    Shares - 2,607,232 At June 30, 2007 And 2,637,942
    And 2,609,116 At March 31, 2007                       25,827         25,814
  Additional Paid-In Capital                           4,878,267      4,850,029
  Treasury Stock, (At Cost, 31,988 and 28,826 Shares
    at June 30 and March 31, 2007, Respectively)        (728,540)      (651,220)
  Indirect Guarantee Of Employee Stock Ownership
    Trust Debt                                                 -              -
  Accumulated Other Comprehensive Loss                (1,678,875)      (747,316)
  Retained Earnings, Substantially Restricted         40,129,269     39,215,901
                                                    ------------   ------------
Total Shareholders' Equity                          $ 42,625,948   $ 42,693,208
                                                    ------------   ------------
Total Liabilities And Shareholders' Equity          $767,459,344   $738,110,191
                                                    ============   ============
           See accompanying notes to consolidated financial statements.

                Security Federal Corporation and Subsidiaries
                Consolidated Statements of Income (Unaudited)

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                      2007               2006
Interest Income:                                    --------           --------
  Loans                                          $ 8,791,579        $ 7,020,675
  Mortgage-Backed Securities                       1,541,710          1,443,350
  Investment Securities                            1,553,520          1,146,342
  Other                                               19,596             14,483
                                                 -----------        -----------
Total Interest Income                             11,906,405          9,624,850
                                                 -----------        -----------
Interest Expense:
  NOW And Money Market Accounts                    1,654,839          1,581,170
  Passbook Accounts                                   41,815             41,876
  Certificate Accounts                             3,242,849          2,155,401
  Advances And Other Borrowed Money                1,898,333          1,435,727
  Junior Subordinated Debentures                      90,824                  -
                                                 -----------        -----------
Total Interest Expense                             6,928,660          5,214,174
                                                 -----------        -----------
Net Interest Income                                4,977,745          4,410,676
  Provision For Loan Losses                          150,000            150,000
  Net Interest Income After Provision For Loan   -----------        -----------
    Losses                                         4,827,745          4,260,676
Other Income:                                    -----------        -----------
  Gain On Sale Of Loans                              176,121            113,255
  Service Fees On Deposit Accounts                   327,322            277,868
  Income From Cash Value Of Life Insurance            62,037             56,508
  Commissions On Insurance                           145,673                  -
  Other Agency Income                                 29,258                  -
  Trust Income                                        98,775             96,000
  Other                                              221,412            208,363
                                                 -----------        -----------
Total Other Income                                 1,060,598            751,994
                                                 -----------        -----------
General And Administrative Expenses:
  Salaries And Employee Benefits                   2,570,279          2,125,369
  Occupancy                                          422,511            317,595
  Advertising                                        102,273             74,649
  Depreciation And Maintenance Of Equipment          319,525            291,469
  Federal Deposit Insurance Corporation Insurance
    Premiums                                          15,327             14,142
  Amortization of Intangibles                         22,500                  -
  Other                                              799,030            620,080
                                                 -----------        -----------
Total General And Administrative Expenses          4,251,445          3,443,304
                                                 -----------        -----------
  Income Before Income Taxes                       1,636,898          1,569,366
  Provision For Income Taxes                         540,867            546,994
                                                 -----------        -----------
Net Income                                       $ 1,096,031        $ 1,022,372
                                                 ===========        ===========
Basic Net Income Per Common Share                $      0.42               0.40
                                                 ===========        ===========
Diluted Net Income Per Common Share              $      0.42               0.40
                                                 ===========        ===========
Cash Dividend Per Share On Common Stock          $      0.07               0.06
                                                 ===========        ===========
Basic Weighted Average Shares Outstanding          2,609,409          2,538,951
                                                 ===========        ===========
Diluted Weighted Average Shares Outstanding        2,618,889          2,564,893
                                                 ===========        ===========

         See accompanying notes to consolidated financial statements.

                   Security Federal Corporation and Subsidiaries
      Consolidated Statements of Shareholders' Equity and Comprehensive Income (Unaudited)
--------------------------------------------------------------------------------------------------------------------
                                                                              Accumulated
                                      Additional               Indirect       Other
                             Common   Paid - In    Treasury    Guarantee of   Comprehensive   Retained
                             Stock    Capital        Stock     ESOP Debt      Income (Loss)    Earnings     Total
                             ------   ----------   --------    ------------   -------------   ---------   ----------
Balance At March 31, 2006   $25,582   $4,404,110   (238,656)      (215,503)     (2,086,509)  35,712,735   37,601,759

Net Income                        -            -          -              -               -    1,022,372    1,022,372

Other Comprehensive Income,
  Net Of Tax:
  Unrealized Holding Losses
   On Securities Available
   For Sale                       -            -          -              -        (804,892)           -     (804,892)
                                                                                                            --------
Comprehensive Income              -            -          -              -               -            -      217,480

Decrease In Indirect Guarantee
  Of Employee Stock Ownership
  ("ESOP") Debt                   -            -          -        215,503               -            -      215,503
Cash Dividends                    -            -          -              -               -     (152,815)    (152,815)
                             ------   ----------   --------    ------------   -------------   ---------   ----------
Balance At June 30, 2006   $ 25,582   $4,404,110  $(238,656)   $         -    $ (2,891,401) $36,582,292  $37,881,927
                             ======   ==========   ========    ============   =============  ==========   ==========
                                                                              Accumulated
                                      Additional               Indirect       Other
                             Common   Paid - In    Treasury    Guarantee of   Comprehensive   Retained
                             Stock    Capital        Stock     ESOP Debt      Income (Loss)    Earnings     Total
                             ------   ----------   --------    ------------   -------------   ---------   ----------
Balance At March 31, 2007  $ 25,814   $4,850,029  $(651,220)    $         -   $   (747,316) $39,215,901  $42,693,208

Net Income                        -            -          -               -              -    1,096,031    1,096,031

Other Comprehensive Income,
   Net Of Tax:
   Unrealized Holding Losses
    On Securities Available
    For Sale                      -            -          -               -       (931,559)           -     (931,559)
                                                                                                            --------
Comprehensive Income              -            -          -               -              -            -      164,472

Purchase Of Treasury Stock
   At Cost, 3,162 shares          -            -    (77,320)              -              -            -      (77,320)

Employee Stock Purchase Plan     13       25,356          -               -              -            -       25,369

Stock Compensation Expense        -        2,882          -               -              -            -        2,882


Cash Dividends                    -            -          -               -              -     (182,663)    (182,663)
                             ------   ----------   --------    ------------   -------------   ---------   ----------
Balance At June 30, 2007   $ 25,827   $4,878,267  $(728,540)      $       -    $(1,678,875) $40,129,269  $42,625,948
                             ======   ==========   ========    ============   =============  ==========   ==========

              See accompanying notes to consolidated financial statements.



                   Security Federal Corporation and Subsidiaries
                  Consolidated Statements of Cash Flows (Unaudited)

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                      2007               2006
Cash Flows From Operating Activities:               --------           --------
Net Income                                        $1,096,031         $1,022,372
Adjustments To Reconcile Net Income To Net
Cash Provided (Used) By Operating Activities:
  Depreciation And Amortization Expense              264,573            232,989
  Amortization Of Intangible Assets                   22,500                  -
  Stock Option Compensation Expense                    2,882                  -
  Discount Accretion And Premium Amortization         68,173            122,918
  Provisions For Losses On Loans And Real Estate     150,000            150,000
  Gain On Sale Of Loans                             (176,121)          (113,255)
  Gain On Sale Of Real Estate                        (13,391)           (48,678)
  Amortization Of Deferred Fees On Loans             (29,030)           (63,989)
  Proceeds From Sale Of Loans Held For Sale       11,324,649          6,154,987
  Origination Of Loans For Sale                  (10,672,758)        (7,197,156)
  (Increase) Decrease In Accrued Interest
    Receivable:
       Loans                                         (70,332)          (142,658)
       Mortgage-Backed Securities                     10,393              8,770
       Investments                                   (43,744)            52,710
  Increase In Advance Payments By Borrowers          166,967            172,300
  Other, Net                                        (287,360)          (390,544)
                                                  ----------         ----------
Net Cash Provided (Used) By Operating Activities   1,813,432            (39,234)
                                                  ----------         ----------
Cash Flows From Investing Activities:
  Principal Repayments On Mortgage-Backed
    Securities  Available For Sale                 9,730,754          9,666,628
  Purchase Of Investment Securities Available
    For Sale                                     (15,579,736)        (2,976,845)
  Purchase Of Mortgage-Backed Securities
    Available For Sale                            (4,982,301)        (4,614,465)
  Maturities Of Investment Securities Available
    For Sale                                       3,323,609          1,218,707
  Maturities of Investment Securities Held To
    Maturity                                       8,000,000          3,000,000
  Purchase Of FHLB Stock                          (2,355,600)        (1,813,100)
  Redemption Of FHLB Stock                         1,959,800          1,199,000
  Increase In Loans To Customers                 (26,994,431)       (21,656,962)
  Proceeds From Sale Of Repossessed Assets            49,000            119,700
  Purchase And Improvement Of Premises And
    Equipment                                     (1,884,501)          (842,095)
  Purchase Of Bank Owned Life Insurance           (2,262,037)          (597,508)
                                                  ----------         ----------
Net Cash Used By Investing Activities            (30,995,443)       (17,296,940)
                                                  ----------         ----------
Cash Flows From Financing Activities:
  Increase In Deposit Accounts                    13,222,409          1,418,191
  Proceeds From FHLB Advances                     81,300,000         77,845,000
  Repayment Of FHLB Advances                     (65,603,787)       (64,622,477)
  Net (Repayments) Proceeds Of Other Borrowings      236,035           (424,924)
  Dividends To Shareholders                         (182,663)          (152,815)
  Purchase Of Treasury Stock                         (77,320)                 -
  Proceeds From Employee Stock Purchases              25,369                  -
                                                  ----------         ----------
Net Cash Provided By Financing Activities         28,920,043         14,062,975
                                                  ----------         ----------
                                                                     (Continued)
         See accompanying notes to consolidated financial statements.

                 Security Federal Corporation and Subsidiaries
         Consolidated Statements of Cash Flows (Unaudited)- Continued

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                      2007               2006
                                                    --------           --------
Decrease In Cash And Cash Equivalents               (261,968)        (3,273,199)
Cash And Cash Equivalents At Beginning Of Period  13,438,129         14,351,208
                                                  ----------         ----------
Cash And Cash Equivalents At End Of Period       $13,176,161        $11,078,009
                                                  ==========         ==========



Supplemental Disclosure Of Cash Flows Information:

Cash Paid During The Period For Interest          $6,987,289        $ 5,109,698
Cash Paid During The Period For Income Taxes      $   30,000        $         -
Additions To Repossessed Acquired Through
  Foreclosure                                     $   88,976        $         -
Decrease(Increase) In Unrealized Net Loss On
  Securities Available For Sale, Net Of Taxes     $ (931,559)       $  (804,892)
Issuance Of A Mandatorily Redeemable Financial
  Instrument Through The Issuance Of Common Stock $        -        $ 1,440,270



          See accompanying notes to consolidated financial statements.

                 Security Federal Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in Security Federal Corporation's (the "Company") 2007 Annual Report to Shareholders when reviewing interim financial statements. The results of operations for the three month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year. This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, changes in interest rates, the demand for loans, the regulatory environment, general economic conditions and inflation, and the securities markets. Management cautions readers of this Form 10-Q not to place undue reliance on the forward-looking statements contained herein.

2.  Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Security Federal Bank (the "Bank"), and the Bank's wholly owned subsidiaries, Security Federal Insurance, Inc. ("SFINS"), Security Federal Investments, Inc. ("SFINV"), Security Federal Trust, Inc. ("SFT"), and Security Financial Services Corporation ("SFSC"). The Bank is primarily engaged in the business of accepting savings and demand deposits and originating mortgage and other loans to individuals and small businesses for various personal and commercial purposes. SFINS, SFINV, and SFT were formed during the year ended March 31, 2002 and began operation during the December 2001 quarter. SFINS is an insurance agency offering business, health, home, auto and life insurance. SFINV engages primarily in investment brokerage services. SFT offers trust, financial planning and financial management services. SFSC is currently inactive.

3.  Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the audited consolidated financial statements at March 31, 2007 included in our 2007 Annual Report to Stockholders, which was filed as an exhibit to our Annual Report on Form 10-K for the year ended March 31, 2007. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

4.  Acquisition

On June 30, 2006, the Company completed the acquisition of the insurance and premium finance businesses of Collier-Jennings Financial Corporation and its subsidiaries Collier-Jennings, Inc., The Auto Insurance Store, Inc., and Collier-Jennings Premium Pay Plans, Inc (the "Collier-Jennings Companies"). The purpose of the acquisition was to expand the Company's insurance services and increase non-interest income. The shareholder of the Collier-Jennings Companies received $180,000 in cash and 54,512 shares of the Company's common stock valued at $26 per share for an approximate purchase price of $1,597,312. The Company will release the shares to the shareholder of the Collier-Jennings Companies over a three-year period. The stock is mandatorily redeemable by the shareholder of Collier-Jennings Companies at his option in cumulative increments of 20% per year for a five-year period at the greater of $26 per share or one and one-half times the book value of the Company's stock. A summary of the purchase price of the transaction is as follows:

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at June 30, 2006, the date of acquisition, including subsequent adjustments to the allocation of the purchase price.

         Cash And Cash Equivalents      $    43,192
         Accounts Receivable                784,247
         Premises And Equipment              41,696
         Other Assets                        56,289
         Intangible Assets                  600,000
         Goodwill                         1,197,954
                                        -----------
            Total Assets Acquired         2,723,378
                                        -----------
         Notes Payable                      386,185
         Other Liabilities                  739,881
                                        -----------
            Total Liabilities Assumed     1,126,066
                                        -----------
         Net Assets Acquired            $ 1,597,312
                                        ===========

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

                  Security Federal Corporation and Subsidiaries
         Notes to Consolidated Financial Statements (Unaudited), Continued

5.  Earnings Per Share, Continued

The following table provides a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                     For the Quarter Ended
                    ----------------------------------------------------------
                                         June 30, 2007
                    ----------------------------------------------------------
                    Income (Numerator) Amount  Shares (Denominator)  Per Share
                    -------------------------  --------------------  ---------
  Basic EPS          $              1,096,031             2,609,409  $    0.42
  Effect of Diluted
    Securities:
      Stock Options                         -                 9,480          -
                    -------------------------  --------------------  ---------
  Diluted EPS        $              1,096,031             2,618,889  $    0.42
                    =========================  ====================  =========

                                     For the Quarter Ended
                    ----------------------------------------------------------
                                         June 30, 2006
                    ----------------------------------------------------------
                    Income (Numerator) Amount  Shares (Denominator)  Per Share
                    -------------------------  --------------------  ---------
  Basic EPS         $               1,022,372             2,538,951  $    0.40
  Effect of Diluted
    Securities:
      Stock Options                         -                17,971          -
      ESOP                                  -                 7,971          -
                    -------------------------  --------------------  ---------
  Diluted EPS       $               1,022,372             2,564,893  $    0.40
                    =========================  ====================  =========

6.  Stock-Based Compensation

Certain officers of the Company participate in an incentive stock option plan. Options are granted at exercise prices not less than the fair value of the Company's common stock on the date of the grant. The following is a summary of the activity under the Company's incentive stock option plan for the quarter ended June 30, 2007:
                                    -----------------------
                                                  Weighted
                                                  Average
                                                  Exercise
                                      Shares      Price
                                    -----------------------
Balance, Beginning of Period           99,600       $ 20.55
  Options granted                           -             -
  Options exercised                         -             -
  Options forfeited                      (500)        20.55
                                    ---------
Balance, June 30                       99,100       $ 20.55
                                    =========
Options Exercisable                    85,100       $ 20.14
                                    =========
Options Available For Grant            87,488
                                    =========

                   Security Federal Corporation and Subsidiaries
           Notes to Consolidated Financial Statements (Unaudited), Continued

6.  Stock-Based Compensation, Continued

At June 30, 2007, the Company had the following options outstanding:

                    Outstanding                        Expiration
    Grant Date        Options       Option Price          Date
    ----------      -----------     ------------     ------------------
     10/19/99          30,600         $16.67         9/30/05 to 9/30/09

       9/1/03           3,000         $24.00             8/31/13

      12/1/03           3,000         $23.65            11/30/13

      1/01/04           7,000         $24.22            12/31/13

       3/8/04          13,000         $21.43             2/28/14

       6/7/04           2,000         $24.00             5/31/14

       1/1/05          20,500         $20.55            12/31/14

       1/1/06           6,000         $23.91            12/31/16

      8/24/06          14,000         $23.03             8/24/16


7.  Accounting and Reporting Changes

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In September 2006, the FASB issued SFAS No. 157 which provides enhanced guidance for using fair value to measure assets and liabilities. The standard also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and is not expected to have a significant impact on the Company's financial statements.

 In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the company's fiscal year end. SFAS 158 is effective for publicly held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not have a defined benefit pension plan. Therefore, SFAS 158 will not impact o the Company's financial conditions or results of operations.

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

                   Security Federal Corporation and Subsidiaries
           Notes to Consolidated Financial Statements (Unaudited), Continued

exception is demand deposit liabilities, which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date.

7.  Accounting and Reporting Changes, Continued

If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities.

SFAS 159 is effective for the Company on January 1, 2008. Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS
157. The Company did not early adopt SFAS No. 159 and believes that it is unlikely that it will expand its use of fair value accounting upon the January 1, 2008 effective date.

In September 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF 06-4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements". EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion-1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.
The Company's split dollar life insurance arrangements do not provide a benefit that extends into postretirement periods. Therefore EITF 06-4 will not have an impact on the Company's consolidated financial statements.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance." EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.

EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life-by-individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2007. Although the Company does not believe the adoption of EITF 06-5 will have a material impact on the Company's consolidated financial statements, management is currently analyzing the impact of adoption.

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

                   Security Federal Corporation and Subsidiaries
           Notes to Consolidated Financial Statements (Unaudited), Continued

8.  Securities

Investment And Mortgage-Backed Securities, Available For Sale
-------------------------------------------------------------
The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

                                            Gross       Gross
June 30, 2007                    Amortized  Unrealized  Unrealized
-------------                       Cost    Gains       Losses       Fair Value
                                 ---------  ----------  ----------   ----------
FHLB Securities                $49,851,322  $        -  $  727,502  $49,123,820
Federal Farm Credit Securities  10,189,315           -     167,300   10,022,015
FNMA Bonds                       2,906,666           -      62,246    2,844,420
FHLMC Bonds                         33,982           -          34       33,948
Mortgage-Backed Securities     131,323,884     202,618   1,952,215  129,574,287
Equity Securities                  102,938         562           -      103,500
                               -----------  ----------  ----------  -----------
Total                         $194,408,107  $  203,180  $2,909,297 $191,701,990
                               ===========  ==========  ==========  ===========

                                            Gross       Gross
March 31, 2007                   Amortized  Unrealized  Unrealized
--------------                      Cost    Gains       Losses       Fair Value
                                 ---------  ----------  ----------   ----------
FHLB Securities               $ 38,487,381      17,627     131,886   38,373,122
Federal Farm Credit Securities   9,217,205       8,580      11,504    9,214,281
FNMA Bonds                       2,942,530           -      12,141    2,930,389
FHLMC Bonds                         64,071           -          94       63,977
Mortgage-Backed Securities     136,156,742     276,292   1,352,007  135,081,027
Equity Securities                  102,938         562           -      103,500
                                 ---------  ----------  ----------   ----------
Total                         $186,970,867     303,061   1,507,632  185,766,296
                               ===========  ==========  ==========  ===========

FHLB securities, Federal Farm Credit securities, FNMA bonds, FHLMC bonds and FNMA and FHLMC mortgage- backed securities are issued by government-sponsored enterprises ("GSE's"). GSE's are not backed by the full faith and credit of the United States government. Included in the tables above in mortgage-backed securities are GNMA mortgage-backed securities, which are backed by the full faith and credit of the United States government. At June 30, 2007, the bank held an amortized cost and fair value of $46.6 million in GNMA mortgage-backed securities included in mortgage-backed securities listed above.

                    Security Federal Corporation and Subsidiaries
          Notes to Consolidated Financial Statements (Unaudited), Continued

8.  Securities, Continued

Investment and Mortgage-Backed Securities, Held to Maturity
-----------------------------------------------------------
The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

                                            Gross       Gross
June 30, 2007                    Amortized  Unrealized  Unrealized
-------------                       Cost    Gains       Losses       Fair Value
                                 ---------  ----------  ----------   ----------
FHLB Securities                $47,996,533  $        -  $  895,842  $47,100,691
Federal Farm Credit Securities   7,989,585           -     221,455    7,768,130
Equity Securities                  155,000           -           -      155,000
Total                          $56,141,118  $        -  $1,117,297  $55,023,821

                                            Gross       Gross
March 31, 2007                   Amortized  Unrealized  Unrealized
--------------                      Cost    Gains       Losses       Fair Value
                                 ---------  ----------  ----------   ----------
FHLB Securities                $55,994,852  $   21,560  $  573,841  $55,442,571
Federal Farm Credit Securities   7,988,737           -     144,667    7,844,070
Equity Securities                  155,000           -           -      155,000
Total                          $64,138,589  $   21,560  $  718,508  $63,441,641

FHLB securities and Federal Farm Credit securities are issued by GSE's. These enterprises are not backed by the full faith and credit of the United States government.

9.  Loans Receivable, Net

Loans receivable, net, at June 30, 2007 and March 31, 2007 consisted of the following:

                                              June 30, 2007     March 31, 2007
                                              -------------     --------------
     Residential Real Estate                  $ 125,030,666     $  125,512,411
     Consumer                                    65,188,311         63,809,478
     Commercial Business And Real Estate        284,617,315        259,207,877
     Loans Held For Sale                          1,053,978          1,529,748
                                              -------------     --------------
                                                475,890,270        450,059,514
                                              -------------     --------------
  Less:
     Allowance For Possible Loan Loss             7,430,692          7,296,791
     Loans In Process                             5,839,261          6,443,372
     Deferred Loan Fees                             273,243            280,991
                                              -------------     --------------
                                                 13,543,196         14,021,154
                                              -------------     --------------
                                              $ 462,347,074     $  436,038,360
                                              =============     ==============

                    Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement

Certain matters in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide range of factors including, but not limited to, the general business environment, interest rates, the South Carolina real estate market, the demand for loans, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other risks detailed in the Company's reports filed with the SEC, including the Annual Report on Form 10-K for the year ended March 31, 2007. Forward-looking statements are effective only as of the date that they are made and the Company assumes no obligation to update this information

Comparison Of Financial Condition At June 30, 2007 and March 31, 2007

General - Total assets increased $29.4 million or 4.0% to $767.5 million at June 30, 2007 from $738.1 million at March 31, 2007. The primary reason for the growth in total assets was a $26.3 million or 6.0% increase in net loans receivable to $462.3 million. For the quarter ended June 30, 2007, the demand for loans was funded with decreased cash and cash equivalents of $262,000 or 2.0%, maturities of investment and mortgage- backed securities- held to maturity of $8.0 million or 12.5%, increased deposits of $13.3 million or 2.5% and advances from the FHLB of $15.7 million or 10.3%.

Assets - The increases and decreases in total assets were primarily concentrated in the following asset categories:

                                                            Increase (Decrease)
                                                            -------------------
                                   June 30,     March 31,
                                    2007         2007        Amount    Percent
                                   --------     --------    --------  ---------
Cash And Cash Equivalents       $13,176,161  $13,438,129   $(261,968)    (2.0)%
Investment And Mortgage-
  Backed Securities -
  Available For Sale            191,701,990  185,766,296   5,935,694      3.2
Investment And Mortgage-
  Backed Securities -
  Held To Maturity               56,141,118   64,138,589  (7,997,471)   (12.5)
Loan Receivable, Net            462,347,074  436,038,360  26,308,714      6.0
Premises And Equipment, Net      17,515,120   15,895,192   1,619,928     10.2
FHLB Stock, At Cost               8,605,000    8,209,200     395,800      4.8
Bank Owned Life Insurance         8,045,657    5,783,620   2,262,037     39.1
Other Assets                      4,845,797    3,893,928     951,869     24.4

Investments and mortgage-backed securities available for sale increased $5.9 million or 3.2% to $191.7 million at June 30, 2007 from $185.8 million at March 31, 2007. The increase in investments and mortgage-backed securities is attributable to additional purchases slightly offset by paydowns on mortgage-backed securities and calls and maturities on investments.

                   Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Loans receivable, net increased $26.3 million or 6.0% to $462.3 million at June 30, 2007 from $436.0 million at March 31, 2007. Residential real estate loans decreased $482,000 to $125.0 million at June 30, 2007 from $125.5 million at March 31, 2007. Consumer loans increased $1.4 million to $65.2 million at June 30, 2007 from $63.8 million at March 31, 2007. The increase in consumer loans is attributable to a special rate promotion that was being advertised in print media. Commercial business and real estate loans increased $25.4 million to $284.6 million at June 30, 2007 from $259.2 million at March 31, 2007. The increase in commercial loans was attributable to the Company's continued focus on originating this type of lending. Loans held for sale decreased $476,000 to $1.1 million at June 30, 2007 from $1.5 million at March 31, 2007.

Premises and equipment, net increased $1.6 million to $17.5 million at June 30, 2007 from $15.9 million at March 31, 2007. The majority of the increase is for furniture and equipment for our Whiskey Road branch office in Aiken, South Carolina, and for the ongoing construction of future office sites in downtown Columbia, South Carolina and Evans, Georgia.

FHLB stock, at cost, increased $396,000 to $8.6 million at June 30, 2007 from $8.2 million at March 31, 2007. The increase is attributable to a FHLB requirement that the Company maintain stock equal to 0.20% of total assets at June 30, 2007 plus a transaction component, which equals 4.5% of outstanding advances (borrowings) from the FHLB of Atlanta.

Bank owned life insurance increased $2.3 million to $8.0 million at June 30, 2007 from $5.8 million at March 31, 2007. The Company purchased additional life insurance to provide key man life insurance for additional executive officers and the cash surrender value continues to increase.

Other assets increased $952,000 to $4.8 million at June 30, 2007 from $3.9 million at March 31, 2007. The majority of this increase is the result of an increase in the deferred tax asset attributable to a change in the market value of available for sale securities.

Liabilities

Deposit Acounts
                                                                  Balance
                                                              -----------------
                        June 30, 2007       March 31, 2007    Increase(Decrease)
                       ----------------     ----------------  -----------------
                               Weighted             Weighted
                       Balance   Rate       Balance   Rate      Amount Percent
                       ------- --------     ------- --------    ------ -------
Demand Accounts:
Checking          $105,646,235   0.68% $105,515,095   0.63%  $ 131,140     .1%
Money Market       145,735,053   4.14   145,491,774   4.14     243,279     .2
Regular Savings     16,586,507   0.98    17,458,680   0.98    (872,173)  (5.0)
                   -----------  -----   -----------  -----   ---------  -----
Total              267,967,795   2.58   268,465,549   2.55    (497,754)   (.2)
                   -----------  -----   -----------  -----   ---------  -----

Certificate Accounts
0.00 - 1.99%                 -                    -                  -      -
2.00 - 2.99%         2,217,332            2,971,616           (754,284) (25.3)
3.00 - 3.99%        35,503,678           36,044,826           (541,148)  (1.5)
4.00 - 4.99%        27,743,803           35,617,605         (7,873,802) (22.1)
5.00 - 5.99%       203,527,393          180,637,996         22,889,397   12.7
                   -----------  -----   -----------  -----  ----------  -----
Total              268,992,206   5.04   255,272,043   4.99  13,720,163    5.4
                   -----------  -----   -----------  -----  ----------  -----
Total Deposits    $536,960,001   3.81% $523,737,592   3.74%$13,222,409    2.5%
                   ===========  =====   ===========  =====  ==========  =====

                  Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Advances From FHLB - FHLB advances are summarized by year of maturity and weighted average interest rate in the table below:

                                                                  Balance
                                                              -----------------
                        June 30, 2007       March 31, 2007    Increase(Decrease)
                       ----------------     ----------------  -----------------
Fiscal Year Due:       Balance   Rate       Balance   Rate     Balance  Percent
                       ------- --------     ------- --------   -------  -------

2008               $12,800,000   4.64%  $10,000,000   4.25% $2,800,000    28.0%
2009                25,000,000   4.75    25,000,000   4.75           -       -
2010                 5,000,000   3.09     5,000,000   3.09           -       -
2011                10,000,000   4.76    10,000,000   4.76           -       -
2012                19,700,000   4.77    19,700,000   4.77           -       -
Thereafter          96,245,485   4.32    83,349,272   4.20  12,896,213    15.5
                   -----------          -----------         ----------
Total Advances    $168,745,485   4.45% $153,049,272   4.36%$15,696,213    10.3%
                   ===========          ===========         ==========

These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank's portfolio of residential first mortgage loans and investment securities with approximate amortized cost and fair value of $101.8 million and $99.9 million, respectively at June 30, 2007. Advances are subject to prepayment penalties.

The following table shows callable FHLB advances as of the dates indicated. These advances are also included in the above table. All callable advances are callable at the option of the FHLB. If an advance is called, the Bank has the option to payoff the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

                             As of June 30, 2007
-------------------------------------------------------------------------
Borrow Date  Maturity Date   Amount   Int. Rate     Type       Call Dates
-----------  -------------   ------   ---------   ---------    ----------
11/07/02      11/07/12    $5,000,000   3.354%    1 Time Call   11/07/07
02/20/04      02/20/14     5,000,000   3.225     1 Time Call   02/20/09
04/16/04      04/16/14     3,000,000   3.330     1 Time Call   04/16/08
09/16/04      09/16/09     5,000,000   3.090     1 Time Call   09/17/07
06/24/05      06/24/15     5,000,000   3.710     1 Time Call   06/24/10
07/22/05      07/22/15     5,000,000   3.790     1 Time Call   07/22/08
11/10/05      11/10/15     5,000,000   4.400     1 Time Call   11/10/09
11/23/05      11/23/15     5,000,000   3.933      Multi-Call   11/23/07 and
                                                           quarterly thereafter
11/29/05      11/29/13     5,000,000   4.320     1 Time Call   05/29/09
12/14/05      12/14/11     5,000,000   4.640     1 Time Call   09/14/09
01/12/06      01/12/16     5,000,000   4.450     1 Time Call   01/12/11
03/01/06      03/03/14     5,000,000   4.720     1 Time Call   03/03/10
03/24/06      03/25/13     5,000,000   4.580     1 Time Call   03/25/08
04/21/06      04/22/13     5,000,000   4.530      Multi-Call   04/23/07 and
                                                           quarterly thereafter
06/02/06      06/02/16     5,000,000   5.160     1 Time Call   06/02/11
07/11/06      07/11/08     5,000,000   4.800      Multi-Call   07/11/08 and
                                                           quarterly thereafter
10/25/06      12/25/11     5,000,000   4.830     1 Time Call   10/27/08
11/29/06      11/29/16     5,000,000   4.025      Multi-Call   11/29/07 and
                                                           quarterly thereafter
01/19/07      07/21/14     5,000,000   4.885     1 Time Call   07/21/11
03/09/07      03/09/12     4,700,000   4.286      Multi-Call   06/11/07 and
                                                           quarterly thereafter
05/24/07      05/24/17     7,900,000   4.375      Multi-Call   05/27/08 and
                                                           quarterly thereafter
06/29/07      06/29/12     5,000,000   4.945     1 Time Call   06/29/09

                  Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

                            As of March 31, 2007
-------------------------------------------------------------------------
Borrow Date  Maturity Date   Amount   Int. Rate     Type       Call Dates
-----------  -------------   ------   ---------   ---------    ----------
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

Mandatorily Redeemable Financial Instrument - On June 30, 2006, the Company recorded a $1.4 million mandatorily redeemable financial instrument as a result of the acquisition of the Collier-Jennings Companies. See Note 4, "Acquisition." The shareholder of the Collier-Jennings Companies received cash and was issued stock in the Company to settle the acquisition. The Company will release the shares to the shareholder of the Collier-Jennings Companies over a three-year period. The stock is mandatorily redeemable by the shareholder of the Collier-Jennings Companies in cumulative increments of 20% per year for a five-year period at the greater of $26 per share or one and one-half times the book value of the Company's stock.

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

The Capital Securities accrue and pay distributions annually at a rate per annum equal to a blended rate of 6.97% at June 30, 2007. One-half of the Capital Securities issued in the transaction has a fixed rate of 6.88% and the remaining half has a floating rate of three-month LIBOR plus 170 basis points, which was 7.06% at June 30, 2007. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of December 15, 2036. The Company has no current intention to exercise its right to defer payments of interest on the Capital Securities.

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

Equity - Shareholders' equity decreased $67,000 or 0.2% to $42.6 million at June 30, 2007 from $42.7 million at March 31, 2007. Accumulated Other Comprehensive Loss, net of tax, increased $932,000 to $1.7 million during the three months ended June 30, 2007. The Company's net income for the three-month period was $1.1 million. The Board of Directors of the Company declared the 66th consecutive quarterly dividend, which was $.07 per share, in March 2007, and totaled $183,000. Book value per share was $16.35 at June 30, 2007 and March 31, 2007.

                  Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
---------------------------------------------------------------------------
Net Income - Net income increased $73,659 or 7.2% to $1.1 million for the three months ended June 30, 2007 compared to $1.0 million for the three months ended June 30, 2006. The primary reason for the increased earnings was increases in net interest income and non-interest income offset partially by an increase in non-interest expenses.

Net Interest Income - Net interest income increased $567,000 or 12.9% to $5.0 million during the three months ended June 30, 2007, compared to $4.4 million for the same period in 2006, as a result of an increase in interest income offset in part by an increase in interest expense. During the three months ended June 30, 2007, average interest earning assets increased $74.8 million to $710.2 million while average interest-bearing liabilities increased $75.6 million to $662.9 million. The interest rate spread increased 2 basis points to 2.53% during the three months ended June 30, 2007 compared to the same period in 2006.

The Company's net interest margin was 2.80% and 2.78% for the quarters ended June 30, 2007 and 2006, respectively.

Interest Income - Total interest income increased $2.3 million or 23.7% to $11.9 million during the three months ended June 30, 2007 from $9.6 million for the same period in 2006. Total interest income on loans increased $1.8 million or 25.2% to $8.8 million during the three months ended June 30, 2007 as a result of the average loan portfolio balance increasing $61.8 million and the yield in the loan portfolio increasing 58 basis points. Interest income from mortgage-backed securities increased $98,000 or 6.8% as a result of an increase in yield offset partially by a $2.3 million decrease in the average balance of the portfolio. Interest income from investment securities increased $407,000 or 35.5% as a result of an increase in the yield and average balance of the investment securities portfolio.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended June 30, 2007 and 2006:
                                          Three Months Ended June 30,
                               -----------------------------------------------
                                     2007                2006     Increase
                               --------------      -------------- (Decrease) In
                                                                  Interest And
                               Average             Average       Dividend Income
                               Balance  Yield      Balance  Yield  From 2006
                               -------  -----      -------  -----  -----------
Loans Receivable, Net      $446,807,518  7.87% $384,991,473  7.29% $1,770,904
Mortgage-Backed Securities  134,517,110  4.58   136,802,790  4.22      98,360
Investment Securities       127,450,266  4.88   112,271,060  4.08     404,448
Other                         1,403,243  5.59     1,302,992  4.45       5,113
Total Interest-Earning      -----------  ----   -----------  ----   ---------
  Assets                   $710,178,137  6.71% $635,368,315  6.06% $2,281,555
                            ===========  ====   ===========  ====   =========

Interest Expense - Total interest expense increased $1.7 million or 32.9% to $6.9 million during the three months ended June 30, 2007 compared to $5.2 million for the same period one-year earlier. The increase in total interest expense is attributable to the increases in short-term interest rates, interest-bearing deposits, and borrowings. Interest expense on deposits increased $1.2 million or 30.7% during the period as average interest bearing deposits grew $43.7 million compared to the average balance in the three months ended June 30, 2006 while the cost of deposits increased 63 basis points. Interest expense on advances and other borrowings increased $463,000 or 32.2% as the cost of debt outstanding increased 46 basis points during the 2007 period compared to 2006 while average total borrowings outstanding increased approximately $26.7 million. Interest expense on junior subordinated debentures was $91,000 for the three months ended June 30, 2007 compared to zero for the same period one year ago. The junior subordinated debentures are the result of the Company's $5.0 million trust preferred securities offering.

                  Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended June 30, 2007 and 2006:

                                          Three Months Ended June 30,
                               -----------------------------------------------
                                     2007                2006      Increase
                               --------------      -------------- (Decrease) In
                                                                   Interest
                               Average             Average         Expense
                               Balance  Yield      Balance  Yield  From 2006
                               -------  -----      -------  -----  -----------
Now And Money Market
  Accounts                 $207,334,992 3.19%  $214,426,429 2.95%  $   73,669
Passbook Accounts            17,117,174 0.98     17,132,517 0.98          (61)
Certificate Accounts        261,200,638 4.97    210,361,963 4.10    1,087,448
FHLB Advances And Other
  Borrowed Money            172,121,258 4.41    145,409,127 3.95      462,606
Junior Subordinated
  Debentures                  5,155,000 7.05              -    -       90,824
Total Interest-Bearing      ----------- ----    ----------- ----    ---------
   Liabilities             $662,929,062 4.18%  $587,330,036 3.55%  $1,714,486
                            =========== ====    =========== ====    =========

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

The Bank's provision for loan losses was $150,000 during the three months ended June 30, 2007 and 2006, respectively. The following table details selected activity associated with the allowance for loan losses for the three months ended June 30, 2007 and 2006.

                                             June 30, 2007      June 30, 2006
                                            ---------------    ---------------
Beginning Balance                           $    7,296,791     $    6,704,734
  Provision                                        150,000            150,000
  Charge-offs                                      (29,120)           (29,619)
  Recoveries                                        13,021             28,793
                                            ---------------    ---------------
Ending Balance                              $    7,430,692     $    6,853,908
                                            ===============    ===============

Allowance For Loan Losses As A Percentage
  Of Gross Loans Receivable And Loans Held
  For Sale At The End Of The Period                  1.58%              1.69%
Allowance For Loan Losses As A Percentage Of
  Impaired Loans At The End Of The Period          721.79%            508.93%
Impaired Loans                                   1,029,475          1,346,727
Nonaccrual Loans And 90 Days Or More Past
  Due Loans As A Percentage Of Gross Loans
  Receivable And Loans Held For Sale At The
  End Of The Period                                  0.39%              0.27%
Loans Receivable, Net                       $  462,347,074     $  397,835,451

                  Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Non-Interest Income - Non-interest income increased $309,000 or 41.0% to $1.1 million for the three months ended June 30, 2007 from $752,000 for the same period one year ago. The following table provides a detailed analysis of the changes in the components of non-interest income:

                              Three Months Ended June 30,  Increase (Decrease)
                              --------------------------   ------------------
                                     2007        2006      Amounts    Percent
                                    ------      ------     -------    -------
Gain On Sale Of Loans             $176,121    $113,255     $62,866      55.5%
Service Fees On Deposit Accounts   327,322     277,868      49,454      17.8
Income From Cash Value Of Life
  Insurance                         62,037      56,508       5,529       9.8
Commissions On Insurance           145,673           -     145,673     100.0
Other Agency Income                 29,258           -      29,258     100.0
Trust Income                        98,775      96,000       2,775       2.9
Other                              221,412     208,363      13,049       6.3
                                 ---------    --------    --------     -----
Total non-interest income       $1,060,598   $ 751,994   $ 308,604      41.0%
                                 =========    ========    ========     =====

Gain on sale of loans increased $63,000 to $176,000 during the three months ended June 30, 2007 when compared to the same period one year ago due to an increase in the origination and sale of fixed rate residential mortgage loans. Commissions on insurance and other agency income increased $175,000 as a result of the Collier-Jennings Companies acquisition. Service fees on deposit accounts increased $49,000 to $327,000 for the quarter ended June 30, 2007 compared to the same quarter in 2006. Other miscellaneous income including credit life insurance commissions, safe deposit rental income, annuity and stock brokerage commissions, trust fees, and other miscellaneous fees, increased $13,000 to $221,000 during the three months ended June 30, 2007 compared to the same period one year ago.

Non-Interest Expense - Non-interest expense increased $808,000 or 23.5% to $4.3 million for the three months ended June 30, 2007 from $3.4 million for the same period one year ago. The following table provides a detailed analysis of the changes in the components of non-interest expense:

                              Three Months Ended June 30,  Increase (Decrease)
                              --------------------------   ------------------
                                     2007        2006      Amounts    Percent
                                    ------      ------     -------    -------
Salaries And Employee Benefits  $2,570,279  $2,125,369   $ 444,910     20.9%
Occupancy                          422,511     317,595     104,916     33.0
Advertising                        102,273      74,649      27,624     37.0
Depreciation And Maintenance
  Of Equipment                     319,525     291,469      28,056      9.6
FDIC Insurance Premiums             15,327      14,142       1,185      8.4
Amortization of Intangibles         22,500           -      22,500    100.0
Other                              799,030     620,080     178,950     28.9
                                 ---------   ---------    --------    -----
Total Non-Interest Expenses     $4,251,445  $3,443,304   $ 808,141     23.5%
                                 =========   =========    ========    =====

Salary and employee benefits increased $445,000 to $2.6 million for the three months ended June 30, 2007 from $2.1 million for the same period one year ago. The majority of the increase is the result of hiring additional staff to handle the Company's growth and increased regulatory reporting requirements and integrating the Collier-Jennings Companies' employees. Without the acquisition of the Collier- Jennings Companies, salary and employee benefits would have increased approximately $270,000 or 12.7%. Occupancy also increased due to the acquisition of the Collier- Jennings Companies and additional facilities. Occupancy increased to 33% to 423,000 for the three months ended June 30, 2006 from $318,000 for the same period one year ago. Advertising expense increased $28,000 to $102,000 for the three months ended June 30, 2007 from $75,000 for the same period one year ago. The increase is attributable to the Company using more print media advertising to attract deposits and consumer loans.

Overall, non-interest expenses increased $808,000 or 23.5% for the three months ended June 30, 2007 when compared to the same period one year ago. The acquisition of the Collier- Jennings Companies accounted for $345,000 or 42.7% of this increase. Without the acquisition of the Collier- Jennings Companies this increase would have been approximately $463,000 or 13.4%.

                  Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Provision For Income Taxes - Provision for income taxes decreased $6,000 or 1.1% to $541,000 for the three months ended June 30, 2007 from $547,000 for the same period one year ago. Income before income taxes was $1.6 million for the three months ended June 30, 2007 and 2006, respectively. The Company's combined federal and state effective income tax rate for the current quarter was 33.0% compared to 34.9% for the same quarter one year ago.

Liquidity Commitments, Capital Resources, and Impact of Inflation and Changing Prices

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

During the three months ended June 30, 2007 loan disbursements exceeded loan repayments resulting in a $26.3 million or 6.0% increase in total net loans receivable. During the three months ended June 30, 2007, deposits increased $13.2 million and FHLB advances increased $15.7 million. The Bank had $61.3 million in additional borrowing capacity at the FHLB at the end of the period. At June 30, 2007, the Bank had $252.4 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2007.

                                    After    After
                                    One      Three            Greater
                           Within   Through  Through  Within   Than
                            One     Three    Twelve    One     One
(Dollars in thousands)      Month   Months   Months    Year    Year     Total
                           ------   ------   ------   ------  -------   -------
Unused lines of credit    $ 5,065  $ 1,959  $48,694  $55,718  $45,583  $101,301
Standby letters of credit       -      142      743      885      147     1,032
                           ------   ------   ------   ------   ------   -------
Total                     $ 5,065  $ 2,101  $49,437  $56,603  $45,730  $102,333
                           ======   ======   ======   ======   ======   =======

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

For the three months ended June 30, 2007, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.53%. For the year ended March 31, 2007, the interest rate spread was 2.51%. The interest rate spread increased due to the growth in loans outpacing the growth in investments. Loan receivables earn a higher yield than investment securities. However, if interest rates were to increase suddenly and significantly, the Bank's net interest income and net interest spread would be compressed.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 ("Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that at June 30, 2007 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls: In the quarter ended June 30, 2007, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Item 1A   Risk Factors
          ------------
          There have been no material changes in the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended March 31, 2007.

Item 2    Unregistered sales of Equity Securities and Use Of Proceeds
          -----------------------------------------------------------


                     (a)Total             (c)Total Number of  (d)Maximum Number
                     Number of (b)Average Shares Purchased as of Shares that May
                     Shares    Price Paid Part of Publicly    Yet Be Purchased
Period               Purchased per Share  Announced Program   Under the Program

April 1-April 30, 2007      -          -                 -              97,174
May 1-May 31, 2007        920     $24.29               920              96,254
June 1-June 30, 2007    2,242      24.55             2,242              94,012
                      ---------------------------------------------------------
Total                   3,162     $24.48             3,162              94,012
                      =========================================================

          In May 2004, the Company's Board of Directors authorized a 5% repurchase plan, or 126,000 shares of the Company's outstanding common stock. As of June 30, 2007, 31,988 shares have been repurchased under this program. The Company repurchased 3,162 shares of its outstanding Common Stock during the three months ended June 30, 2007.

Item 3    Defaults Upon Senior Securities
          -------------------------------
          None

Item 4    Submission Of Matters To A Vote Of Security Holders
          ---------------------------------------------------
          None

Item 5    Other Information
          -----------------
          None

                   Security Federal Corporation and Subsidiaries

Item 6    Exhibits
          --------
          3.1  Articles Of Incorporation, as amended (1)
          3.2  Bylaws (2)
          4    Instruments defining the rights of security holders, including indentures (3)
         10.1  1993 Salary Continuation Agreements (4)
         10.2  Amendment One to 1993 Salary Continuation Agreement (5)
         10.3  Form of 2006 Salary Continuation Agreement(6)
         10.4  1999 Stock Option Plan (2)
         10.5  1987 Stock Option Plan (4)
         10.6  2002 Stock Option Plan (7)
         10.7  2004 Employee Stock Purchase Plan (8)
         10.8  Incentive Compensation Plan (4)
         10.9  Form of Security Federal Bank Salary Continuation Agreement (9)
         10.10 Form of Security Federal Split Dollar Agreement (9)
         14    Code of Ethics (10)
         31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
         31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
         32    Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

(1) Filed on June 26, 1998, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
(2) Filed on March 2, 2000, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference.
(3) Filed on August 12, 1987, as an exhibit to the Company's Registration Statement on Form 8-A and incorporated herein by reference.
(4) Filed on June 28, 1993, as an exhibit to the Company's Annual Report on Form 10-KSB and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.
(6) Filed on May 24, 2006 as an exhibit to the Company's Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
(7) Filed on June 19, 2002, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
(8) Filed on June 18, 2004, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
(9) Filed on May 24, 2006 as an exhibit to the Current Report on Form 8-K and incorporated herein by reference.
(10) Filed on June 27, 2007 as an exhibit to the Company's Annual Report on Form 10-K and incorporated herein by reference.

                   Security Federal Corporation and Subsidiaries

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.


                                            SECURITY FEDERAL CORPORATION






Date:  August 13, 2007                 By: /s/Timothy W. Simmons
      -------------------                 ----------------------------------
                                              Timothy W. Simmons
                                              President
                                              Duly Authorized Representative

Date:  August 13, 2007                 By: /s/Roy G. Lindburg
      -------------------                 ----------------------------------
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

Date: August 13, 2007
                                          /s/Timothy W. Simmons
                                          -------------------------------------
                                          Timothy W. Simmons
                                          President and Chief Executive Officer

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


Date: August 13, 2007

                                         /s/Roy G. Lindburg
                                         ----------------------------------
                                         Roy G. Lindburg
                                         Chief Financial Officer

                                  EXHIBIT 32

         Certification Pursuant to Section 906 of the Sarbanes Oxley Act

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                      OF SECURITY FEDERAL CORPORATION
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350), each of the undersigned hereby certifies in his capacity as an officer of Security Federal Corporation (the "Company") and in connection with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 that:


     1. the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. the information contained in the Report fairly presents, in all material respects, the Company's financial condition and results of operations as of the dates and for the periods presented in the financial statements included in the Report.




 /s/Timothy W. Simmons                /s/Roy G. Lindburg
 -------------------------            ----------------------------
 Timothy W. Simmons                   Roy G. Lindburg
 Chief Executive Officer              Chief Financial Officer


 Dated: August 13, 2007