Form 10-Q
period 2007-09-30
SECURITY FEDERAL CORP
filed 2007-11-14
CIK 818677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549
FORM 10 - Q (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          FOR THE TRANSITION PERIOD:

                  FROM: _______________  TO: _______________


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
                            YES [ ]       NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

CLASS:                    OUTSTANDING SHARES AT:      SHARES:
-----------------         ----------------------    -----------
Common Stock, par            October 31, 2007        2,589,344
value $0.01 per share

                                     INDEX
-------------------------------------------------------------------------------
PART I.     FINANCIAL INFORMATION (UNAUDITED)                         PAGE NO.

Item 1.     Financial Statements (Unaudited):

              Consolidated Balance Sheets at September 30, 2007
                and March 31, 2007                                       1

              Consolidated Statement of Income for the Three and
                Six Months Ended September 30, 2007 and 2006             2

              Consolidated Statements of Shareholders' Equity and
                Comprehensive Income at September 30, 2007 and 2006      4

              Consolidated Statements of Cash Flows for the Six
                Months Ended September 30, 2007 and 2006                 5

              Notes to Consolidated Financial Statements                 7

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        15

Item 3.     Quantitative and Qualitative Disclosures about
              Market Risk                                               28

Item 4.     Controls and Procedures                                     28

-------------------------------------------------------------------------------

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                           29

Item 2.     Unregistered Sales of Equity Securities and Use of
              Proceeds                                                  29

Item 3.     Defaults Upon Senior Securities                             29

Item 4.     Submission of Matters to Vote of Security Holders           29

Item 5.     Other Information                                           29

Item 6.     Exhibits                                                    30

            Signatures                                                  31



-------------------------------------------------------------------------------


                              SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

Part I.  Financial Information

Item 1.  Financial Statements

                      Security Federal Corporation and Subsidiaries
                               Consolidated Balance Sheets


                                              September 30, 2007 March 31, 2007
Assets:                                       ------------------ --------------
                                                  (Unaudited)       (Audited)
  Cash And Cash Equivalents                       $  11,814,949  $  13,438,129
  Investment And Mortgage-Backed Securities:
    Available For Sale:(Amortized cost of
    $201,102,488 at September 30, 2007 and
    $186,970,867 at March 31, 2007)                 200,436,474    185,766,296
    Held To Maturity:(Fair value of
    $53,825,070 at September 30, 2007 and
    $63,441,641 at March 31, 2007)                   54,142,926     64,138,589
                                                    -----------    -----------
  Total Investment And Mortgage-Backed Securities   254,579,400    249,904,885
  Loans Receivable, Net:                            -----------    -----------
    Held For Sale                                     1,348,642      1,529,748
    Held For Investment:(Net of allowance of
    $7,564,211 at September 30, 2007 and
    $7,296,791 at March 31, 2007)                   485,796,297    434,508,612
                                                    -----------    -----------
  Total Loans Receivable, Net                       487,144,939    436,038,360
  Accrued Interest Receivable:                      -----------    -----------
    Loans                                             1,882,771      1,459,193
    Mortgage-Backed Securities                          572,134        550,682
    Investments                                       1,442,174      1,181,639
  Premises And Equipment, Net                        18,858,741     15,895,192
  Federal Home Loan Bank Stock, At Cost               9,347,300      8,209,200
  Bank Owned Life Insurance                           8,132,821      5,783,620
  Repossessed Assets Acquired In Settlement Of Loans    522,856         24,909
  Intangible Assets, Net                                487,500        532,500
  Goodwill                                            1,197,954      1,197,954
  Other Assets                                        3,558,180      3,893,928
                                                    -----------    -----------
Total Assets                                      $ 799,541,719  $ 738,110,191
                                                    ===========    ===========
Liabilities And Shareholders' Equity
Liabilities:
  Deposit Accounts                                $ 555,598,721  $ 523,737,592
  Advances From Federal Home Loan Bank              179,141,678    153,049,272
  Other Borrowed Money                                8,934,719      8,088,194
  Advance Payments By Borrowers For Taxes And
    Insurance                                           908,095        486,101
  Mandatorily Redeemable Financial Instrument         1,417,312      1,417,312
  Junior Subordinated Debentures                      5,155,000      5,155,000
  Other Liabilities                                   3,884,351      3,483,512
                                                    -----------    -----------
Total Liabilities                                   755,039,876    695,416,983
                                                    -----------    -----------
Shareholders' Equity:
  Serial Preferred Stock, $.01 Par Value;
    Authorized Shares - 200,000; Issued And
    Outstanding Shares - None                                 -              -
  Common Stock, $.01 Par Value; Authorized Shares -
    5,000,000; Issued And Outstanding Shares (2,646,619
    And 2,595,594, Respectively, At September 30, 2007;
    And 2,637,942 And 2,609,116, Respectively, At March
    31, 2007                                             25,901         25,814
  Additional Paid-In Capital                          5,009,076      4,850,029
  Treasury Stock, (At Cost, 51,025 and 28,826 Shares,
    at September 30, 2007 and March 31, 2007,
    Respectively)                                    (1,194,543)      (651,220)
  Accumulated Other Comprehensive Loss                 (413,303)      (747,316)
  Retained Earnings, Substantially Restricted        41,074,712     39,215,901
                                                    -----------    -----------
Total Shareholders' Equity                           44,501,843     42,693,208
                                                    -----------    -----------
Total Liabilities And Shareholders' Equity       $  799,541,719  $ 738,110,191
                                                    ===========    ===========

        See accompanying notes to consolidated financial statements.

                    Security Federal Corporation and Subsidiaries
                    Consolidated Statements of Income (Unaudited)

                                               Three Months Ended September 30,
                                               -------------------------------
                                                       2007          2006
Interest Income:                                      ------        ------
  Loans                                          $ 9,416,586   $ 7,756,318
  Mortgage-Backed Securities                       1,557,696     1,324,065
  Investment Securities                            1,663,976     1,184,887
  Other                                                8,305        17,989
                                                 -----------   -----------
Total Interest Income                             12,646,563    10,283,259
                                                 -----------   -----------
Interest Expense:
  NOW And Money Market Accounts                    1,672,887     1,716,286
  Passbook Accounts                                   41,134        42,030
  Certificate Accounts                             3,627,239     2,436,345
  Advances And Other Borrowed Money                2,053,365     1,539,665
  Junior Subordinated Debentures                      92,252        10,002
                                                 -----------   -----------
Total Interest Expense                             7,486,877     5,744,328
                                                 -----------   -----------

Net Interest Income                                5,159,686     4,538,931
  Provision For Loan Losses                          150,000       150,000
  Net Interest Income After Provision For        -----------   -----------
    Loan Losses                                    5,009,686     4,388,931
Non- Interest Income:
  Gain On Sale Of Loans                              105,450        93,998
  Service Fees On Deposit Accounts                   323,423       291,635
  Income From Cash Value Of Life Insurance            87,164        62,037
  Commissions From Insurance Agency                  173,488       209,246
  Other Agency Income                                 26,910        10,426
  Trust Income                                       139,850       121,556
  Other                                              193,085       123,822
                                                 -----------   -----------
Total Non-Interest Income                          1,049,370       912,720
                                                 -----------   -----------
General And Administrative Expenses:
  Salaries And Employee Benefits                   2,627,272     2,303,160
  Occupancy                                          445,602       350,668
  Advertising                                         87,148        61,301
  Depreciation And Maintenance Of Equipment          337,091       316,326
  FDIC Insurance Premiums                             14,870        14,820
  Amortization of Intangibles                         22,500        22,500
  Other                                              846,518       660,426
                                                 -----------   -----------
Total General And Administrative Expenses          4,381,001     3,729,201
                                                 -----------   -----------
  Income Before Income Taxes                       1,678,055     1,572,450
  Provision For Income Taxes                         550,479       545,451
                                                 -----------   -----------
Net Income                                       $ 1,127,576   $ 1,026,999
                                                 ===========   ===========
Basic Net Income Per Common Share                $      0.43   $      0.39
                                                 ===========   ===========
Diluted Net Income Per Common Share              $      0.43   $      0.39
                                                 ===========   ===========
Cash Dividend Per Share On Common Stock          $      0.07   $      0.06
                                                 ===========   ===========
Basic Weighted Average Shares Outstanding          2,602,072     2,610,605
                                                 ===========   ===========
Diluted Weighted Average Shares Outstanding        2,610,567     2,622,996
                                                 ===========   ===========

           See accompanying notes to consolidated financial statements.

                  Security Federal Corporation and Subsidiaries
                  Consolidated Statements of Income (Unaudited)

                                                 Six Months Ended September 30,
                                                 -----------------------------
                                                        2007          2006
Interest Income:                                       ------        ------
  Loans                                          $ 18,208,165  $ 14,776,993
  Mortgage-Backed Securities                        3,099,406     2,767,415
  Investment Securities                             3,217,496     2,331,229
  Other                                                27,902        32,472
                                                   ----------    ----------
Total Interest Income                              24,552,969    19,908,109
                                                   ----------    ----------
Interest Expense:
  NOW And Money Market Accounts                     3,327,726     3,297,456
  Passbook Accounts                                    82,949        83,906
  Certificate Accounts                              6,870,088     4,591,746
  Advances And Other Borrowed Money                 3,951,698     2,975,392
  Junior Subordinated Debentures                      183,077        10,002
                                                   ----------    ----------
Total Interest Expense                             14,415,538    10,958,502
                                                   ----------    ----------

Net Interest Income                                10,137,431     8,949,607
  Provision For Loan Losses                           300,000       300,000
  Net Interest Income After Provision For          ----------    ----------
    Loan Losses                                     9,837,431     8,649,607
Non- Interest Income:                              ----------    ----------
  Gain On Sale Of Loans                               281,571       207,253
  Service Fees On Deposit Accounts                    650,745       569,503
  Income From Cash Value Of Life Insurance            149,201       118,545
  Commissions From Insurance Agency                   319,161       214,635
  Other Agency Income                                  56,168        10,426
  Trust Income                                        238,625       217,556
  Other                                               414,497       326,796
                                                   ----------    ----------
Total Non- Interest Income                          2,109,968     1,664,714
                                                   ----------    ----------
General And Administrative Expenses:
  Salaries And Employee Benefits                    5,197,551     4,428,529
  Occupancy                                           868,113       668,263
  Advertising                                         189,421       135,950
  Depreciation And Maintenance Of Equipment           656,616       607,795
  FDIC Insurance Premiums                              30,197        28,962
  Amortization of Intangibles                          45,000        22,500
  Other                                             1,645,548     1,280,506
                                                   ----------    ----------
Total General And Administrative Expenses           8,632,446     7,172,505
                                                   ----------    ----------

  Income Before Income Taxes                        3,314,953     3,141,816
  Provision For Income Taxes                        1,091,346     1,092,445
                                                   ----------    ----------
Net Income                                        $ 2,223,607   $ 2,049,371
                                                   ==========    ==========

Basic Net Income Per Common Share                 $      0.85   $      0.80
                                                   ==========    ==========
Diluted Net Income Per Common Share               $      0.85   $      0.79
                                                   ==========    ==========
Cash Dividend Per Share On Common Stock           $      0.14   $      0.12
                                                   ==========    ==========
Basic Weighted Average Shares Outstanding           2,609,576     2,574,778
                                                   ==========    ==========
Diluted Weighted Average Shares Outstanding         2,616,718     2,587,472
                                                   ==========    ==========

        See accompanying notes to consolidated financial statements.

                Security Federal Corporation and Subsidiaries
   Consolidated Statements of Shareholders' Equity and Comprehensive Income
                                 (Unaudited)

                                                                                Accumulated
                                          Additional             Indirect          Other
                                 Common   Paid - In   Treasury   Guarantee of   Comprehensive     Retained
                                 Stock    Capital     Stock      ESOP Debt      Income (Loss)     Earnings       Total
                                 -----    ---------   --------   ------------   -------------     --------      -------
Balance At March 31, 2006     $ 25,582   $4,404,110  $(238,656)   $  (215,503)  $  (2,086,509) $35,712,735  $37,601,759
Net Income                           -            -                         -               -    2,049,371    2,049,371
Other Comprehensive Income,
  Net Of Tax:
  Unrealized Holding Gains
   On Securities Available
   For Sale                          -            -          -              -         590,364            -      590,364
                                                                                                              ---------
Comprehensive Income                 -            -          -              -               -            -    2,639,735
Purchase Of Treasury Stock                                                                                    ---------
  At Cost, 3,600 shares                                (83,022)             -               -            -      (83,022)
Decrease In Indirect Guarantee
  Of ESOP Debt                       -            -          -        215,503               -            -      215,503
Exercise Of Stock Options          176      350,656          -              -               -            -      350,832
Stock Compensation Expense           -        1,921          -              -               -            -        1,921
Cash Dividends                       -            -          -              -               -     (309,627)    (309,627)
                                 -----    ---------   --------   ------------   -------------     --------      -------
Balance At September 30, 2006 $ 25,758   $4,756,687  $(321,678)   $         -    $ (1,496,145) $37,452,479  $40,417,101


                                                                                Accumulated
                                          Additional             Indirect          Other
                                 Common   Paid - In   Treasury   Guarantee of   Comprehensive     Retained
                                 Stock    Capital     Stock      ESOP Debt      Income (Loss)     Earnings       Total
                                 -----    ---------   --------   ------------   -------------     --------      -------
Balance At March 31, 2007     $ 25,814  $ 4,850,029  $(651,220)  $          -    $   (747,316) $39,215,901  $42,693,208
Net Income                           -            -          -              -               -    2,223,607    2,223,607
Other Comprehensive Income,
  Net Of Tax:
  Unrealized Holding Gains
   On Securities Available
   For Sale                          -            -          -              -         334,013            -      334,013
Comprehensive Income                 -            -          -              -               -            -    2,557,620
Purchase Of Treasury Stock
  At Cost, 22,199 shares             -            -   (543,323)             -               -            -     (543,323)
Employee Stock Purchase Plan
  Purchases                         24       48,094          -              -               -            -       48,118
Exercise Of Stock Options           63      104,958          -              -               -            -      105,021
Stock Compensation Expense           -        5,995          -              -               -            -        5,995
Cash Dividends                       -            -          -              -               -     (364,796)    (364,796)
                                 -----    ---------   --------   ------------   -------------     --------      -------
Balance At September 30, 2007 $ 25,901  $ 5,009,076$(1,194,543) $           -   $    (413,303) $41,074,712  $44,501,843
                                ======    =========  =========    ===========     ===========   ==========   ==========




See accompanying notes to consolidated financial statements.

                Security Federal Corporation and Subsidiaries
              Consolidated Statements of Cash Flows (Unaudited)

                                                 Six Months Ended September 30,
                                                 -----------------------------
                                                       2007            2006
Cash Flows From Operating Activities:                 ------          ------
Net Income                                       $ 2,223,607     $ 2,049,371
Adjustments To Reconcile Net Income To Net
 Cash Provided By Operating Activities:
  Depreciation Expense                               520,001         479,490
  Amortization Of Intangible Assets                   45,000          22,500
  Stock Option Compensation Expense                    5,995           1,921
  Discount Accretion And Premium Amortization        112,308         225,592
  Provisions For Losses On Loans And Real Estate     300,000         300,000
  Gain On Sale Of Loans                             (281,571)       (207,253)
  Gain On Sale Of Real Estate                        (23,404)        (48,678)
  Amortization Of Deferred Fees On Loans             (54,515)       (105,427)
  Proceeds From Sale Of Loans Held For Sale       17,446,108      12,465,483
  Origination Of Loans For Sale                  (16,983,431)    (12,017,749)
  (Increase) Decrease In Accrued Interest
   Receivable:
    Loans                                           (423,578)       (253,918)
    Mortgage-Backed Securities                       (21,452)          2,457
    Investments                                     (260,535)        (58,888)
  Increase In Advance Payments By Borrowers          421,994         355,850
  Loss On Disposition of Premises and Equipment            -             215
  Other, Net                                         532,044      (1,085,177)
                                                  ----------      ----------
Net Cash Provided By Operating Activities          3,558,571       2,125,789
                                                  ----------      ----------
Cash Flows From Investing Activities:
  Principal Repayments On Mortgage-Backed
    Securities Available For Sale                 18,400,859      19,367,854
  Purchase Of Investment Securities Available
    For Sale                                     (22,552,547)     (7,971,845)
  Purchase Of Mortgage-Backed Securities
    Available For Sale                           (17,778,773)    (13,227,369)
  Maturities Of Investment Securities Available
    For Sale                                       7,682,194       1,513,036
  Maturities Of Investment Securities Held
    To Maturity                                   10,000,000       6,000,000
  Purchase Of FHLB Stock                          (5,496,400)     (3,432,000)
  Redemption Of FHLB Stock                         4,358,300       3,026,200
  Increase In Loans To Customers                 (52,144,992)    (31,829,824)
  Proceeds From Sale Of Repossessed Assets           137,279         139,700
  Purchase And Improvement Of Premises And
    Equipment                                     (3,483,550)     (2,107,377)
  Purchase Of Bank Owned Life Insurance           (2,349,201)       (659,545)
                                                  ----------      ----------
Net Cash Used By Investing Activities            (63,226,831)    (29,181,170)
                                                  ----------      ----------

Cash Flows From Financing Activities:
  Increase In Deposit Accounts                    31,861,129       7,836,129
  Proceeds From FHLB Advances                    203,400,000     138,579,250
  Repayment Of FHLB Advances                    (177,307,594)   (129,985,459)
  Net (Repayment)Proceeds Of Other Borrowings        846,525        (505,726)
  Proceeds From Junior Subordinated Debentures             -       5,155,000
  Dividends To Shareholders                         (364,796)       (309,627)
  Purchase Of Treasury Stock                        (543,323)        (83,022)
  Proceeds From Employee Stock Purchases              48,118               -
  Proceeds From Exercise of Stock Options            105,021         350,832
                                                  ----------      ----------
Net Cash Provided By Financing Activities         58,045,080      21,037,377
                                                  ----------      ----------
                                                                  (Continued)

                Security Federal Corporation and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)


                                                 Six Months Ended September 30,
                                                 -----------------------------
                                                       2007           2006
                                                   ----------      ----------
Net Decrease In Cash And Cash Equivalents          (1,623,180)     (6,018,004)
Cash And Cash Equivalents At Beginning Of Period   13,438,129      14,351,208
                                                   ----------      ----------
Cash And Cash Equivalents At End Of Period       $ 11,814,949    $  8,333,204
                                                   ==========      ==========



Supplemental Disclosure Of Cash Flows Information:
Cash Paid During The Period For Interest         $ 14,266,412    $ 10,726,724
Cash Paid During The Period For Income Taxes $ 1,304,290 $ 579,000 Additions To Repossessed Acquired Through
 Foreclosure                                     $    611,833    $          -
Decrease In Unrealized Net Loss On Securities
 Available For Sale, Net Of Taxes                $    334,013    $    590,364
Issuance Of A Mandatorily Redeemable Financial
 Instrument Through The Issuance Of Common Stock            -       1,417,312



        See accompanying notes to consolidated financial statements.

                Security Federal Corporation and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in Security Federal Corporation's (the "Company") 2007 Annual Report to Shareholders when reviewing interim financial statements. The results of operations for the six-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year. This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, changes in interest rates, the demand for loans, the regulatory environment, general economic conditions and inflation, and the securities markets. Management cautions readers of this Form 10-Q not to place undue reliance on the forward-looking statements contained herein.

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

3.  Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. The Company's significant accounting policies are described in the footnotes to the audited consolidated financial statements at March 31, 2007 included in it's 2007 Annual Report to Stockholders, which was filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 2007. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities. The Company considers these accounting policies to be critical accounting policies. The judgments and assumptions the Company uses are based on historical experience and other factors, which the Company believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations.

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

     Cash And Cash Equivalents        $    43,192
     Accounts Receivable                  784,247
     Premises And Equipment                41,696
     Other Assets                          56,289
     Intangible Assets                    600,000
     Goodwill                           1,197,954
                                        ---------
         Total Assets Acquired          2,723,378
                                        ---------


     Notes Payable                        386,185
     Other Liabilities                    739,881
                                        ---------
        Total Liabilities Assumed       1,126,066
                                        ---------
     Net Assets Acquired              $ 1,597,312
                                        =========

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

                Security Federal Corporation and Subsidiaries
      Notes to Consolidated Financial Statements (Unaudited), Continued

5.  Earnings Per Share, Continued

The following table provides a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                           For the Quarter Ended
                       --------------------------------------------------------
                                           September 30, 2007
                       --------------------------------------------------------
                       Income (Numerator) Amount Shares (Denominator) Per Share
                       ------------------------- -------------------- ---------
Basic EPS              $               1,127,576            2,602,072 $    0.43
Effect of Diluted
  Securities:
  Stock Options                                -                8,495         -
                       ------------------------- -------------------- ---------
Diluted EPS            $               1,127,576            2,610,567 $    0.43
                       ========================= ==================== =========

                                           For the Quarter Ended
                       --------------------------------------------------------
                                           September 30, 2006
                       --------------------------------------------------------
                       Income (Numerator) Amount Shares (Denominator) Per Share
                       ------------------------- -------------------- ---------
Basic EPS              $               1,026,999            2,610,605 $    0.39
Effect of Diluted
 Securities:
 Stock Options                                 -               12,391         -
                       ------------------------- -------------------- ---------
Diluted EPS            $               1,026,999            2,622,996 $    0.39
                       ========================= ==================== =========


                                         For the Six Months Ended
                       --------------------------------------------------------
                                           September 30, 2007
                       --------------------------------------------------------
                       Income (Numerator) Amount Shares (Denominator) Per Share
                       ------------------------- -------------------- ---------
Basic EPS              $               2,223,607            2,609,576 $    0.85
Effect of Diluted
 Securities:
 Stock Options                                 -                7,142         -
                       ------------------------- -------------------- ---------
Diluted EPS            $               2,223,607            2,616,718 $    0.85
                       ========================= ==================== =========


                                         For the Six Months Ended
                       --------------------------------------------------------
                                           September 30, 2006
                       --------------------------------------------------------
                       Income (Numerator) Amount Shares (Denominator) Per Share
                       ------------------------- -------------------- ---------
Basic EPS              $               2,049,371            2,574,778 $   0.80
Effect of Diluted
 Securities:
 Stock Options                                 -               12,694    (0.01)
                       ------------------------- -------------------- ---------
Diluted EPS            $               2,049,371            2,587,472 $   0.79
                       ========================= ==================== =========

                Security Federal Corporation and Subsidiaries
       Notes to Consolidated Financial Statements (Unaudited), Continued

6.  Stock-Based Compensation

Certain officers of the Company participate in an incentive stock option plan. Options are granted at exercise prices not less than the fair value of the Company's common stock on the date of the grant. The following is a summary of the activity under the Company's incentive stock option plan for the three months and six months ended September 30, 2007:


                                   Three Months Ended     Six Months Ended
                                   September 30, 2007     September 30, 2007
                                   ---------------------  ---------------------
                                          Weighted               Weighted
                                          Average                Average
                                   Shares Exercise Price  Shares Exercise Price
                                   ------ --------------  ------ --------------
Balance, Beginning of Period/Year  99,100        $20.55   99,600       $20.55
   Options granted                  3,000         24.43    3,000        24.43
   Options exercised               (6,300)        16.67   (6,300)       16.67
   Options forfeited               (4,700)        16.67   (5,200)       17.40
                                  -------                -------
Balance, September 30, 2007        91,100        $21.09   91,100       $21.09
                                  =======                =======
Options Exercisable                74,100                 74,100
                                  =======                =======
Options Available For Grant        95,733                 95,733
                                  =======                =======

The following table summarizes the stock-based awards granted by the Company, the fair market value of each award granted as estimated on the date of grant using the Black-Scholes option-pricing model, and the weighted average assumptions used for such grants for the periods indicated:


                         For Awards Granted During   For Awards Granted During
                       The Three Month Period Ended  The Six Month Period Ended
                                 September 30,               September 30,
                         --------------------------  --------------------------
                                 2007        2006            2007        2006
                                ------      ------          ------      ------
  Awards granted                 3,000      13,500           3,000      13,500
  Dividend Yield                 1.52%       1.03%           1.52%       1.03%
  Expected Volatility           23.90%      30.21%          23.90%      30.21%
  Risk-free interest rate        5.03%       4.36%           5.03%       4.36%
  Expected life                  9.00        9.01            9.00        9.01

                Security Federal Corporation and Subsidiaries
        Notes to Consolidated Financial Statements (Unaudited), Continued

6.  Stock-Based Compensation, Continued

At September 30, 2007, the Company had the following options outstanding:


                    Outstanding
     Grant Date       Options       Option Price      Expiration Date
    ------------    -----------     ------------   ---------------------
      10/19/99        20,100             $16.67      9/30/05 to 9/30/09

       9/1/03          3,000             $24.00            8/31/13

      12/1/03          3,000             $23.65           11/30/13

      1/01/04          6,500             $24.22           12/31/13

       3/8/04         13,000             $21.43            2/28/14

       6/7/04          2,000             $24.00            5/31/14

       1/1/05         20,500             $20.55           12/31/14

       1/1/06          6,000             $23.91           12/31/16

       8/24/06        14,000             $23.03            8/24/16

       5/24/07         2,000             $24.34            5/24/17

       7/9/07          1,000             $24.61            7/9/17


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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

                Security Federal Corporation and Subsidiaries
        Notes to Consolidated Financial Statements (Unaudited), Continued

8.  Securities

Investment And Mortgage-Backed Securities, Available For Sale
-------------------------------------------------------------
The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

                                            Gross       Gross
September 30, 2007               Amortized  Unrealized  Unrealized
------------------               Cost       Gains       Losses       Fair Value
                                 ---------  ----------  ----------   ----------
FHLB Securities                $49,641,785  $  107,994  $  148,337  $49,601,442
Federal Farm Credit Securities  13,085,937      38,547      30,654   13,093,830
FNMA Bonds                       2,875,470         943      23,936    2,852,477
FHLMC Bonds                          8,654           -          14        8,640
Mortgage-Backed Securities     135,387,704     432,245   1,040,664  134,779,285
Equity Securities                  102,938           -       2,138      100,800
                               -----------  ----------  ----------  -----------
Total                         $201,102,488  $  579,729  $1,245,743 $200,436,474
                               ===========  ==========  ==========  ===========

                                            Gross       Gross
March 31, 2007                   Amortized  Unrealized  Unrealized
--------------                   Cost       Gains       Losses       Fair Value
                                 ---------  ----------  ----------   ----------
FHLB Securities                $38,487,381  $   17,627  $  131,886  $38,373,122
Federal Farm Credit Securities   9,217,205       8,580      11,504    9,214,281
FNMA Bonds                       2,942,530           -      12,141    2,930,389
FHLMC Bonds                         64,071           -          94       63,977
Mortgage-Backed Securities     136,156,742     276,292   1,352,007  135,081,027
Equity Securities                  102,938         562           -      103,500
                               -----------  ----------  ----------  -----------
Total                         $186,970,867     303,061   1,507,632 $185,766,296
                               ===========  ==========  ==========  ===========

FHLB securities, Federal Farm Credit securities, FNMA bonds, FHLMC bonds and FNMA and FHLMC mortgage- backed securities are issued by government-sponsored enterprises ("GSEs"). GSEs are not backed by the full faith and credit of the United States government. Included in the tables above in mortgage-backed securities are GNMA mortgage-backed securities, which are backed by the full faith and credit of the United States government. At September 30, 2007, the bank held an amortized cost and fair value of $50.3 million and $50.5 million, respectively in GNMA mortgage-backed securities included in mortgage-backed securities listed above.

Investment and Mortgage-Backed Securities, Held to Maturity
-----------------------------------------------------------
The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

                                            Gross       Gross
September 30, 2007               Amortized  Unrealized  Unrealized
------------------               Cost       Gains       Losses       Fair Value
                                 ---------  ----------  ----------   ----------
FHLB Securities                $46,997,554  $   33,770  $  265,014  $46,766,310
Federal Farm Credit Securities   6,990,372           -      86,612    6,903,760
Equity Securities                  155,000           -           -      155,000
                               -----------  ----------  ----------  -----------
Total                          $54,142,926  $   33,770  $  351,626  $53,825,070
                               ===========  ==========  ==========  ===========
                                            Gross       Gross
March 31, 2007                   Amortized  Unrealized  Unrealized
--------------                   Cost       Gains       Losses       Fair Value
                                 ---------  ----------  ----------   ----------
FHLB Securities                 55,994,852  $   21,560  $  573,841  $55,442,571
Federal Farm Credit Securities   7,988,737           -     144,667    7,844,070
Equity Securities                  155,000           -           -      155,000
                               -----------  ----------  ----------  -----------
Total                          $64,138,589  $   21,560  $  718,508  $63,441,641
                               ===========  ==========  ==========  ===========

                Security Federal Corporation and Subsidiaries
        Notes to Consolidated Financial Statements (Unaudited), Continued

8.  Securities, Continued

FHLB securities and Federal Farm Credit securities are issued by GSEs. These enterprises are not backed by the full faith and credit of the United States government.


9.  Loans Receivable, Net

Loans receivable, net, at September 30, 2007 and March 31, 2007 consisted of the following:


                                          September 30, 2007   March 31, 2007
                                          ------------------   --------------
  Residential Real Estate                 $      131,661,463   $  125,512,411
  Consumer                                        66,476,147       63,809,478
  Commercial Business & Real Estate              301,932,098      259,207,877
  Loans Held For Sale                              1,348,642        1,529,748
                                                 -----------      -----------
                                                 501,418,350      450,059,514
                                                 -----------      -----------
Less:
  Allowance For Possible Loan Loss                 7,564,211        7,296,791
  Loans In Process                                 6,401,739        6,443,372
  Deferred Loan Fees                                 307,461          280,991
                                                 -----------      -----------
                                                  14,273,411       14,021,154
                                                 -----------      -----------
                                          $      487,144,939  $   436,038,360
                                                 ===========      ===========

                Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement

Certain matters in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide range of factors including, but not limited to, the general business environment, interest rates, the South Carolina real estate market, the demand for loans, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other risks detailed in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended March 31, 2007. Forward-looking statements are effective only as of the date that they are made and the Company assumes no obligation to update this information

Comparison Of Financial Condition At September 30, 2007 and March 31, 2007

General - Total assets increased $61.4 million or 8.3% to $799.5 million at September 30, 2007 from $738.1 million at March 31, 2007. The primary reason for the growth in total assets was a $51.1 million or 11.7% increase in net loans receivable to $487.1 million. For the six months ended September 30, 2007, the demand for loans was funded with decreased cash and cash equivalents of $1.6 million or 12.1%, decreased investments and mortgage-backed securities, held to maturity of $10.0 million or 15.6%, increased deposits of $31.9 million or 6.1%, increased advances from the Federal Home Loan Bank ("FHLB") of $26.1 million or 17.0% and an increase in other borrowed money of $847,000 or 10.5%.

Assets - The increases and decreases in total assets were primarily concentrated in the following asset categories:


                                                            Increase (Decrease)
                                                            -------------------
                                  September 30,  March 31,
                                      2007         2007        Amount  Percent
                                     ------       ------       ------  -------
Cash And Cash Equivalents       $11,814,949  $13,438,129  $(1,623,180)  (12.1)%
Investment And Mortgage-
   Backed Securities -
   Available For Sale           200,436,474  185,766,296   14,670,178     7.9
Investment And Mortgage-
   Backed Securities - Held
   To Maturity                   54,142,926   64,138,589   (9,995,663)  (15.6)
Loan Receivable, Net            487,144,939  436,038,360   51,106,579    11.7
Premises And Equipment, Net      18,858,741   15,895,192    2,963,549    18.6
FHLB Stock, At Cost               9,347,300    8,209,200    1,138,100    13.9
Bank Owned Life Insurance         8,132,821    5,783,620    2,349,201    40.6
Repossessed Assets Acquired in
  Settlement of Loans           $   522,856  $    24,909   $  497,947 1,999.1%


Cash and cash equivalents decreased $1.6 million to $11.8 million at September 30, 2007 from $13.4 million at March 31, 2007. The reason for the decrease is the Company used cash and cash equivalents to fund loans.

Investments and mortgage-backed securities increased $4.7 million or 1.9% to $254.6 million at September 30, 2007 from $249.9 million at March 31, 2007. The increase in investments and mortgage-backed securities is attributable to additional purchases of mortgage- backed securities and investments and an increase in the market value of these investments. This is offset partially by paydowns on mortgage-backed securities and calls and maturities on mortgage-backed securities and investments.

                Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Loans receivable, net increased $51.1 million or 11.7% to $487.1 million at September 30, 2007 from $436.0 million at March 31, 2007. Residential real estate loans increased $6.1 million to $131.7 million at September 30, 2007 from $125.5 million at March 31, 2007. Consumer loans increased $2.7 million to $66.5 million at September 30, 2007 from $63.8 million at March 31, 2007. The increase in consumer loans is attributable to a special rate promotion that was being advertised in print media. Commercial business and real estate loans increased $42.7 million to $301.9 million at September 30, 2007 from $259.2 million at March 31, 2007. The increase in commercial loans was attributable to the Company's continued focus on originating this type of loan. Loans held for sale decreased $181,000 to $1.3 million at September 30, 2007 from $1.5 million at March 31, 2007.

Premises and equipment, net increased $3.0 million to $18.9 million at September 30, 2007 from $15.9 million at March 31, 2007. The majority of the increase is for furniture and equipment for our Whiskey Road branch office in Aiken, South Carolina, and for the ongoing construction of future office sites in downtown Columbia, South Carolina and Evans, Georgia.

FHLB stock, at cost increased $1.1 million to $9.3 million at September 30, 2007 from $8.2 million at March 31, 2007. The increase is attributable to a FHLB requirement that the Company maintain stock equal to 0.20% of total assets at December 31, 2006 plus a transaction component, which equals 4.5% of outstanding advances (borrowings) from the FHLB of Atlanta.

Bank Owned Life Insurance increased $2.3 million to $8.1 million at September 30, 2007 from $5.8 million at March 31, 2007. The Company purchased additional life insurance to provide key man life insurance for additional officers and the cash surrender value continues to increase.

Repossessed Assets Acquired in Settlement of Loans increased $498,000 to $523,000 at September 30, 2007 from $25,000 at March 31, 2007. The increase is the result of three properties that were foreclosed on during the period.

Liabilities

Deposit Accounts
                                                                  Balance
                                                             ------------------
                     September 30, 2007     March 31, 2007   Increase (Decrease)
                      ----------------     ----------------  ------------------
                              Weighted             Weighted
                      Balance   Rate       Balance   Rate       Amount  Percent
                      -------   ----       -------   ----       ------  -------
Demand Accounts:
Checking          $100,292,511  0.68%  $105,515,095  0.63%  $(5,222,584)  (4.9)%
Money Market       142,824,607  4.14    145,491,774  4.14    (2,667,167)  (1.8)
Regular Savings     15,940,565  0.98     17,458,680  0.98    (1,518,115)  (8.7)
                   -----------  ----    -----------  ----    ----------  -----
Total              259,057,683  2.60    268,465,549  2.55    (9,407,866)  (3.5)
                   -----------  ----    -----------  ----    ----------  -----

Certificate Accounts
0.00 - 1.99%                 -                    -                   -
2.00 - 2.99%         2,074,615            2,971,616            (897,001) (30.2)
3.00 - 3.99%        33,204,707           36,044,826          (2,840,119)  (7.9)
4.00 - 4.99%        22,851,091           35,617,605         (12,766,514) (35.8)
5.00 - 5.99%       238,410,625          180,637,996          57,772,629   32.0
                   -----------  ----    -----------  ----    ----------  -----
Total              296,541,038  5.09    255,272,043  4.99    41,268,995   16.2
                   -----------  ----    -----------  ----    ----------  -----
Total Deposits    $555,598,721  3.93%  $523,737,592  3.74%  $31,861,129    6.1%
                   ===========  ====    ===========  ====    ==========  =====

                Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Advances From FHLB - FHLB advances are summarized by year of maturity and weighted average interest rate in the table below:
                                                                  Balance
                                                             ------------------
                     September 30, 2007     March 31, 2007   Increase (Decrease)
                      ----------------     ----------------  ------------------
Fiscal Year Due:      Balance   Rate       Balance   Rate       Amount  Percent
                      -------   ----       -------   ----       ------  -------
2008               $18,200,000  4.68%   $10,000,000  4.25%   $8,200,000   82.0%
2009                25,000,000  4.78     25,000,000  4.75             -      -
2010                10,000,000  4.88      5,000,000  3.09     5,000,000  100.0
2011                15,000,000  4.87     10,000,000  4.76     5,000,000   50.0
2012                19,700,000  4.77     19,700,000  4.47             -      -
Thereafter          91,241,678  4.25     83,349,272  4.20     7,892,406    9.5
                   -----------  ----    -----------  ----    ----------   ----
Total Advances    $179,141,678  4.51%  $153,049,272  4.36%  $26,092,406   17.0%
                   ===========  ====    ===========  ====    ==========   ====

These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank's portfolio of residential first mortgage loans and investment securities with approximate amortized cost and fair value of $114.5 million and $113.9 million at September 30, 2007. Advances are subject to prepayment penalties.

The following table shows callable FHLB advances as of the dates indicated. These advances are also included in the above table. All callable advances are callable at the option of the FHLB. If an advance is called, the Bank has the option to payoff the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

                          As of September 30, 2007
 ------------------------------------------------------------------------------
 Borrow Date Maturity Date   Amount    Int. Rate    Type      Call Dates
 ----------- -------------  ---------  --------- -----------  ------------
  11/07/02    11/07/12    $ 5,000,000   3.354%   1 Time Call  11/07/07
  02/20/04    02/20/14      5,000,000   3.225    1 Time Call  02/20/09
  04/16/04    04/16/14      3,000,000   3.330    1 Time Call  04/16/08
  09/16/04    09/16/09      5,000,000   3.090    1 Time Call  09/17/07
  06/24/05    06/24/15      5,000,000   3.710    1 Time Call  06/24/10
  07/22/05    07/22/15      5,000,000   3.790    1 Time Call  07/22/08
  11/10/05    11/10/15      5,000,000   4.400    1 Time Call  11/10/09
  11/23/05    11/23/15      5,000,000   3.933    Multi-Call   11/23/07 and
                                                           quarterly thereafter
  11/29/05    11/29/13      5,000,000   4.320    1 Time Call  05/29/09
  12/14/05    12/14/11      5,000,000   4.640    1 Time Call  09/14/09
  01/12/06    01/12/16      5,000,000   4.450    1 Time Call  01/12/11
  03/01/06    03/03/14      5,000,000   4.720    1 Time Call  03/03/10
  03/24/06    03/25/13      5,000,000   4.580    1 Time Call  03/25/08
  06/02/06    06/02/16      5,000,000   5.160    1 Time Call  06/02/11
  07/11/06    07/11/08      5,000,000   4.800    Multi-Call   07/11/08 and
                                                           quarterly thereafter
  10/25/06    12/25/11      5,000,000   4.830    1 Time Call  10/27/08
  11/29/06    11/29/16      5,000,000   4.025    Multi-Call   11/29/07 and
                                                           quarterly thereafter
  01/19/07    07/21/14      5,000,000   4.885    1 Time Call  07/21/11
  03/09/07    03/09/12      4,700,000   4.286    Multi- Call  06/11/07 and
                                                           quarterly thereafter
  05/24/07    05/24/17      7,900,000   4.375    Multi- Call  05/27/08 and
                                                           quarterly thereafter
  06/29/07    06/29/12      5,000,000   4.945    1 Time Call  06/29/09
  07/25/07    07/25/17    $ 5,000,000   4.396%   Multi- Call  07/25/08 and
                                                           quarterly thereafter

                Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

                          As of March 31, 2007
 ------------------------------------------------------------------------------
 Borrow Date Maturity Date   Amount    Int. Rate    Type      Call Dates
 ----------- -------------  ---------  --------- -----------  -----------------
  11/07/02    11/07/12     $5,000,000   3.354%   1 Time Call  11/07/07
  02/20/04    02/20/14      5,000,000   3.225    1 Time Call  02/20/09
  04/16/04    04/16/14      3,000,000   3.330    1 Time Call  04/16/08
  09/16/04    09/16/09      5,000,000   3.090    1 Time Call  09/17/07
  06/24/05    06/24/15      5,000,000   3.710    1 Time Call  06/24/10
  07/22/05    07/22/15      5,000,000   3.790    1 Time Call  07/22/08
  11/10/05    11/10/15      5,000,000   4.400    1 Time Call  11/10/09
  11/23/05    11/23/15      5,000,000   3.933    Multi-Call   11/23/07 and
                                                           quarterly thereafter
  11/29/05    11/29/13      5,000,000   4.320    1 Time Call  05/29/09
  12/14/05    12/14/11      5,000,000   4.640    1 Time Call  09/14/09
  01/12/06    01/12/16      5,000,000   4.450    1 Time Call  01/12/11
  03/01/06    03/03/14      5,000,000   4.720    1 Time Call  03/03/10
  03/24/06    03/24/16      5,000,000   4.120    Multi-Call   06/26/07 and
                                                           quarterly thereafter
  03/24/06    03/25/13      5,000,000   4.580    1 Time Call  03/25/08
  04/21/06    04/22/13      5,000,000   4.530    Multi-Call   06/26/07 and
                                                           quarterly thereafter
  06/02/06    06/02/16      5,000,000   5.160    1 Time Call  06/02/11
  07/11/06    07/11/16      5,000,000   4.800    Multi-Call   07/11/08 and
                                                           quarterly thereafter
  10/25/06    10/25/11      5,000,000   4.830    1 Time Call  10/27/08
  11/29/06    11/29/16      5,000,000   4.025    Multi-Call   11/29/07 and
                                                           quarterly thereafter
  01/19/07    07/21/14      5,000,000   4.885    1 Time Call  07/21/11
  03/09/07    03/09/12     $4,700,000   4.286%   Multi-Call   06/11/07 and
                                                           quarterly thereafter

Other Borrowed Money - Other borrowed money consists of short- term retail repurchase agreements and a revolving line of credit with another financial institution. The retail repurchase agreements typically mature within one to three days and have interest rates that float with market rates. The unsecured line of credit has an interest rate equal to LIBOR plus 2.5% and matures on September 27, 2008.

Other borrowed money increased $847,000 or 10.5% to $8.9 million at September 30, 2007 from $8.1 million at March 31, 2007. The weighted average interest rate of these repurchase agreements was 4.41% at September 30, 2007 and 2006. As of September 30, 2007, the line of credit had a balance of $1.0 million and no balance at September 30, 2006. The weighted average interest rate was 7.63% at September 30, 2007.

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

Junior Subordinated Debentures - On September 21, 2006, Security Federal Statutory Trust (the "Trust"), wholly-owned subsidiary of the Company, issued and sold fixed and floating rate capital securities of the trust (the "Capital Securities"), which are reported on the consolidated balance sheet as junior subordinated debentures, generating proceeds of $5.0 million. The Trust loaned these proceeds to the Company to use for general corporate purposes, primarily to provide capital to the Bank. The Capital Securities in the transaction accrue and pay distributions annually at a rate per annum equal to a blended rate of 7.14% at September 30, 2007. One-half of the offering has a fixed rate of 6.88% and the remaining half has a floating rate of three-month LIBOR plus 170 basis points, which was 7.39% at September 30, 2007. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of December 15, 2036. The Company has no current intention to exercise its right to defer payments of interest on the Capital Securities.

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

September 15, 2011. The Company may also redeem the capital securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium

Equity - Shareholders' equity increased $1.8 million or 4.2% to $44.5 million at September 30, 2007 from $42.7 million at March 31, 2007. Accumulated Other Comprehensive Loss, net of tax, decreased $334,000 to $413,000 during the six months ended September 30, 2007. The Company's net income for the six-month period was $2.2 million. The Board of Directors of the Company declared the 66th and 67th consecutive quarterly dividend, which was $.07 per share, in March and August 2007, which totaled $365,000. Book value per share was $17.15 at September 30, 2007 compared to $16.36 at March 31, 2007.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
-------------------------------------------------------------------------------
2007 AND 2006
-------------

Net Income - Net income increased $101,000 or 9.8% to $1.1 million for the three months ended September 30, 2007 compared to $1.0 million for the three months ended September 30, 2006. The primary reason for the increased earnings was an increase in net interest income and non-interest income offset partially by an increase in non-interest expenses.

Net Interest Income - Net interest income increased $621,000 or 13.7% to $5.2 million during the three months ended September 30, 2007, compared to $4.5 million for the same period in 2006, as a result of an increase in interest income offset in part by an increase in interest expense. Average interest earning assets increased $96.8 million to $740.4 million while average interest-bearing liabilities increased $98.1 million to $693.4 million. The interest rate spread decreased two basis points to 2.51% during the three months ended September 30, 2007 compared to the same period in 2006.

The Company's net interest margin was 2.79% and 2.82% for the quarters ended September 30, 2007 and 2006, respectively.

Interest Income - Total interest income increased $2.4 million or 23.0% to $12.6 million during the three months ended September 30, 2007 from $10.3 million for the same period in 2006. Total interest income on loans increased $1.7 million or 21.4% to $9.4 million during the three months ended September 30, 2007 as a result of the average loan portfolio balance increasing $74.2 million and the yield in the loan portfolio increasing 19 basis points. Interest income from mortgage-backed securities increased $234,000 or 17.6% as a result of an increase in the average balance of the portfolio of $2.2 million and the yield in the portfolio increasing 64 basis points. Interest income from investment securities increased $479,000 or 40.4% as a result of an increase in the yield and average balance of the investment securities portfolio.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended September 30, 2007 and 2006:

                                    Three Months Ended September 30,
                             --------------------------------------------------
                                   2007                2006
                             --------------       -------------
                                                              Increase(Decrease)
                                                                In Interest And
                             Average              Average       Dividend Income
                             Balance Yield        Balance Yield     From 2006
                             ------- -----        ------- -----     ---------
Loans Receivable, Net   $475,966,703  7.91%  $401,747,357  7.72%  $ 1,660,268
Mortgage-Backed
 Securities             133,221,287   4.68    131,036,771  4.04       233,631
Investments             130,132,175   5.11    109,458,948  4.33       479,089
Overnight Time            1,058,156   3.14      1,374,907  5.23        (9,684)
                        -----------   ----    -----------           ---------
Total Interest-
 Earning Assets        $740,378,321   6.83%  $643,617,983  6.39%   $2,363,304
                        ===========   ====    ===========  ====     =========

                Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


Interest Expense - Total interest expense increased $1.7 million or 30.3% to $7.5 million during the three months ended September 30, 2007 compared to $5.7 million for the same period one-year earlier. The increase in total interest expense is attributable to increases in interest rates paid, interest-bearing deposits, and borrowings. Interest expense on deposits increased $1.1 million or 27.3% during the period as average interest bearing deposits grew $59.4 million compared to the average balance in the three months ended September 30, 2006. In addition, the cost of deposits increased 46 basis points. Interest expense on advances and other borrowings increased $514,000 or 33.4% as the cost of debt outstanding increased 35 basis points during the 2007 quarter ended September 30, 2007 compared to the same quarter in 2006. Average total borrowings outstanding increased $34.1 million during the same period. Interest expense on junior subordinated debentures was $92,000 for the three months ended September 30, 2007 compared to $10,000 for the same period one year ago. The junior subordinated debentures are the result of the Company's $5.0 million trust preferred securities offering.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended September 30, 2007 and 2006:

                                    Three Months Ended September 30,
                             --------------------------------------------------
                                   2007                2006
                             --------------       -------------
                                                              Increase(Decrease)
                            Average              Average     In Interest Expense
                             Balance Yield       Balance Yield     From 2006
                             ------- -----       ------- -----     ---------
Now And Money Market
  Accounts              $205,810,833  3.25% $211,401,478  3.25%    $ (43,399)
Passbook Accounts         16,655,588  0.99    16,965,702  0.99          (896)
Certificates Accounts    284,506,447  5.10   219,210,108  4.45     1,190,894
FHLB Advances And Other
  Borrowed Money         181,321,298  4.53   147,195,359  4.18       513,700
Junior Subordinated
  Debentures               5,155,000  7.16       572,778  6.98        82,250
Total Interest-Bearing   -----------  ----   -----------  ----     ---------
  Liabilities           $693,449,166  4.32% $595,345,425  3.86%   $1,742,549
                         ===========  ====   ===========  ====     =========

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

The Bank's provision for loan losses was $150,000 during the three months ended September 30, 2007 and 2006. The following table details selected activity associated with the allowance for loan losses for the three months ended September 30, 2007 and 2006:

                                   September 30, 2007     September 30, 2006
                                   ------------------     ------------------
Beginning Balance                   $       7,430,692      $       6,853,908
  Provision                                   150,000                150,000
  Charge-offs                                 (39,290)               (45,659)
  Recoveries                                   22,809                 36,374
                                   ------------------     ------------------
Ending Balance                      $       7,564,211      $       6,994,623
                                   ==================     ==================

Allowance For Loan Losses As A
 Percentage Of Gross Loans Receivable
 And Loans Held For Sale At The End
 Of The Period                                  1.52%                  1.69%
Allowance For Loan Losses As A
 Percentage Of Impaired Loans At The
 End Of The Period                            780.91%                516.15%
Impaired Loans                                968,641              1,355,141
Nonaccrual Loans And 90 Days Or More
 Past Due Loans As A Percentage Of
 Loans Receivable And Loans Held For
 Sale At The End Of The Period                  0.40%                  0.25%
Loans Receivable, Net               $     487,144,939      $     406,503,846


Non-Interest Income - Non-interest income increased $137,000 or 15.0% to $1.0 million for the three months ended September 30, 2007 from $913,000 for the same period one year ago. The following table provides a detailed analysis of the changes in the components of non-interest income:

                          Three Months Ended September 30, Increase (Decrease)
                          -------------------------------  ------------------
                                     2007       2006       Amounts   Percent
                                    ------     ------      -------   -------
Gain On Sale Of Loans            $ 105,450   $ 93,998     $ 11,452    12.2%
Service Fees On Deposit Accounts   323,423    291,635       31,788    10.9
Income From Cash Value Of
 Life Insurance                     87,164     62,037       25,127    40.5
Commissions From Insurance Agency  173,488    209,246      (35,758)  (17.1)
Other Agency Income                 26,910     10,426       16,484   158.1
Trust Income                       139,850    121,556       18,294    15.0
Other                              193,085    123,822       69,263    55.9
                                 ---------    -------      -------   ------
Total non-interest income       $1,049,370   $912,720     $136,650    15.0%
                                 =========    =======      =======   =====

Gain on sale of loans increased $11,000 to $105,000 during the three months ended September 30, 2007 when compared to the same period one year ago due to an increase in the origination and sale of fixed rate residential mortgage loans. Service fees on deposit accounts increased $32,000 to $323,000 for the quarter ended September 30, 2007 compared to the same quarter in 2006. This increase is primarily due to an increase in the average balance in deposit accounts during the period. Income from cash value of life insurance was $87,000 for the three months ended September 30, 2007 compared to $62,000 during the same period one year ago. This increase is due to additional purchases of life insurance and an increase in the cash surrender value of the current policies.

                Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


Commissions from insurance agency income decreased $36,000 to $173,000 during the three months ended September 30, 2007 when compared to the same period one year ago. The decrease can be attributed primarily to changes in South Carolina insurance laws enacted during the period that negatively impacted revenue, in addition to a decrease in the commissions percentages earned from the insurance companies. The Company anticipated these change and is in the process of integrating and expanding its product lines and network to seek to increase future earnings. Other agency income and trust income increased $35,000 to $167,000 during the three months ended September 30, 2007 when compared to the same period one year ago. Other miscellaneous income including credit life insurance commissions, safe deposit rental income, annuity and stock brokerage commissions, trust fees, and other miscellaneous fees, increased $69,000 to $193,000 during the three months ended September 30, 2007 compared to the same period one year ago.

Non-Interest Expense - Non-interest expense increased $652,000 or 17.5% to $4.4 million for the three months ended September 30, 2007 from $3.7 million for the same period one year ago. The following table provides a detailed analysis of the changes in the components of non-interest expense:

                          Three Months Ended September 30, Increase (Decrease)
                          -------------------------------  ------------------
                                     2007       2006       Amounts   Percent
                                    ------     ------      -------   -------
Salaries And Employee Benefits  $2,627,272 $2,303,160     $324,112     14.1%
Occupancy                          445,602    350,668       94,934     27.1
Advertising                         87,148     61,301       25,847     42.2
Depreciation And Maintenance
 Of Equipment                      337,091    316,326       20,765      6.6
FDIC Insurance Premiums             14,870     14,820           50      0.3
Amortization of Intangibles         22,500     22,500            -        -
Other                              846,518    660,426      186,092     28.2
                                 ---------  ---------      -------    -----
Total Non-Interest Expenses     $4,381,001 $3,729,201     $651,800    17.5%
                                 =========  =========      =======    =====

Salary and employee benefits increased $324,000 to $2.6 million for the three months ended September 30, 2007 from $2.3 million for the same period one year ago. The majority of the increase is the result of hiring additional staff to handle the Company's growth including absorbing the Collier-Jennings Companies' employees and increased regulatory reporting requirements. Occupancy increased to 27.1% to $446,000 for the three months ended September 30, 2007 from $351,000 for the same period one year ago. Advertising expense increased $26,000 to $87,000 for the three months ended September 30, 2007 from $61,000 for the same period one year ago. The increase is attributable to the Company using more print media advertising to attract deposits and consumer loans. Other non-interest expenses increased $186,000 or 28.2% to $847,000 for the three months ended September 30, 2007 when compared to the same period one year ago.

Provision For Income Taxes - Provision for income taxes increased $5,000 or 0.9% to $550,000 for the three months ended September 30, 2007 from $545,000 for the same period one year ago. Income before income taxes was $1.7 million for the three months ended September 30, 2007 compared to $1.6 million for the three months ended September 30, 2006. The Company's combined federal and state effective income tax rate for the current quarter was 32.8% compared to 34.7% for the same quarter one year ago.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER
--------------------------------------------------------------------------
30, 2007 AND 2006
-----------------

Net Income - Net income increased $174,000 or 8.5% to $2.2 million for the six months ended September 30, 2007 compared to $2.0 million for the six months ended September 30, 2006. The primary reason for the increased earnings was an increase in net interest income and non-interest income offset partially by an increase in non-interest expenses.

Net Interest Income - Net interest income increased $1.2 million or 13.3% to $10.1 million during the six months ended September 30, 2007, compared to $8.9 million for the same period in 2006, as a result of an increase in interest income offset in part by an increase in interest expense. Average interest earning assets increased $85.9 million to $725.4 million while average interest-bearing liabilities increased $87.1 million to $678.4 million. The interest rate spread was 2.52% during the six months ended September 30, 2007 and 2006.

The Company's net interest margin remained constant at 2.80% for the six months ended September 30, 2007 and 2006.

Interest Income - Total interest income increased $4.6 million or 23.3% to $24.6 million during the six months ended September 30, 2007 from $19.9 million for the same period in 2006. Total interest income on loans increased $3.4 million or 23.2% to $18.2 million during the six months ended September 30, 2007 as a result of the average loan portfolio balance increasing $68.1 million and the yield in the loan portfolio increasing 38 basis points. Interest income from mortgage-backed securities increased $332,000 or 12.0% as a result of an increase in the yield in the mortgage-backed portfolio despite a decrease in the average balance of the portfolio of $35,000. Interest income from investment securities increased $886,000 or 38.0% as a result of an increase in the yield and average balance of the investment securities portfolio.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the six months ended September 30, 2007 and 2006:

                                         Six Months Ended September 30,
                                 ----------------------------------------------
                                       2007                2006
                                 -------------       --------------
                                                              Increase(Decrease)
                                                                 In Interest And
                                Average              Average     Dividend Income
                                Balance  Yield       Balance  Yield   From 2006
                                -------  -----       -------  -----   ---------
Loans Receivable, Net      $461,466,930  7.89%  $393,415,196  7.51%  $3,431,172
Mortgage-Backed Securities  133,869,199  4.63    133,904,026  4.13      331,991
Investments                 128,795,008  5.00    110,857,274  4.21      886,267
Overnight Time                1,229,756  4.54      1,271,278  5.11       (4,570)
Total Interest-Earning      -----------  ----    -----------  ----    ---------
Assets                     $725,360,893  6.77%  $639,447,774  6.23%  $4,644,860
                            ===========  ====    ===========  ====    =========

                Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Interest Expense - Total interest expense increased $3.5 million or 31.5% to $14.4 million during the six months ended September 30, 2007 compared to $11.0 million for the same period one year earlier. The increase in total interest expense is attributable to the increases in short-term interest rates paid, and the increase in the amount of interest-bearing deposits, and borrowings. Interest expense on deposits increased $2.3 million or 28.9% during the period as average interest bearing deposits grew $51.6 million compared to the average balance in the six months ended September 30, 2006. In addition the cost of deposits increased 55 basis points during the period. Interest expense on advances and other borrowings increased $976,000 or 32.8% as the cost of debt outstanding increased 40 basis points during the six months ended September 30, 2007 compared to the same period in 2006 while average borrowings outstanding increased approximately $30.6 million. Interest expense on junior subordinated debentures was $183,000 for the six months ended September 30, 2007 compared to $10,000 for the same period one year ago. The junior subordinated debentures are the result of the Company's $5.0 million trust preferred securities offering.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the six months ended September 30, 2007 and 2006:


                                         Six Months Ended September 30,
                                 ----------------------------------------------
                                       2007                2006
                                 -------------       --------------
                                                              Increase(Decrease)
                                                                   In Interest
                                Average            Average          Expense
                                Balance  Yield     Balance  Yield   From 2006
                                -------  -----     -------  -----   ---------
Now And Money Market
 Accounts                  $206,568,748  3.22% 212,905,689  3.10%  $   30,270
Passbook Accounts            16,885,120  0.98   17,048,654  0.98         (957)
Certificates Accounts       272,917,219  5.03  214,810,211  4.28    2,278,342
FHLB Advances And Other
 Borrowed Money             176,912,171  4.47  146,307,123  4.07      976,306
Junior Subordinated
 Debentures                   5,155,000  7.10      286,389  6.99      173,075
Total Interest-Bearing      -----------  ----  -----------  ----    ---------
 Liabilities               $678,438,258  4.25% 591,358,066  3.71%  $3,457,036
                            ===========  ====  ===========  ====    =========

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

The Bank's provision for loan losses was $300,000 during the six months ended September 30, 2007 and 2006. The following table details selected activity associated with the allowance for loan losses for the six months ended September 30, 2007 and 2006:

                                  September 30, 2007   September 30, 2006
                                  ------------------   ------------------
Beginning Balance                 $        7,296,791   $        6,704,734
  Provision                                  300,000              300,000
  Charge-offs                                (68,411)             (75,278)
  Recoveries                                  35,831               65,167
                                  ------------------   ------------------
Ending Balance                    $        7,564,211   $        6,994,623
                                  ==================   ==================

Allowance For Loan Losses As A
  Percentage Of Gross Loans Receivable
  And Loans Held For Sale At The End Of
  The Period                                   1.52%                1.69%
Allowance For Loan Losses As A
  Percentage Of Impaired Loans At The
  End Of The Period                          780.91%              516.15%
Impaired Loans                               968,641            1,355,141
Nonaccrual Loans And 90 Days Or More
  Past Due Loans As A Percentage Of
  Loans Receivable And Loans Held For
  Sale At The End Of The Period                0.40%                0.25%
Loans Receivable, Net             $      487,144,939   $      406,503,846


Non-Interest Income - Non-interest income increased $445,000 or 20.6% to $2.1 million for the six months ended September 30, 2007 from $1.7 million for the same period one year ago. The following table provides a detailed analysis of the changes in the components of non-interest income:

                               Six Months Ended September 30,      Increase
                               -----------------------------   ----------------
                                      2007        2006         Amounts  Percent
                                     ------      ------        -------  -------
Gain On Sale Of Loans             $ 281,571   $ 207,253       $ 74,318    35.9%
Service Fees On Deposit Accounts    650,745     569,503         81,242    14.3
Income From Cash Value Of
 Life Insurance                     149,201     118,545         30,656    25.9
Commissions From Insurance Agency   319,161     214,635        104,526    48.7
Other Agency Income                  56,168      10,426         45,742   438.7
Trust Income                        238,625     217,556         21,069     9.7
Other                               414,497     326,796         87,701    26.8
                                  ---------   ---------        -------   -----
Total non-interest income       $ 2,109,968  $1,664,714      $ 445,254    26.7%
                                  =========   =========        =======   =====

Gain on sale of loans increased $74,000 to $282,000 during the six months ended September 30, 2007 when compared to the same period one year ago. This increase is due to the increase in the origination and sale of fixed rate residential mortgage loans that is the result of a low interest rate environment where increases are anticipated. Service fees on deposit accounts increased $81,000 to $651,000 for the six months ended September 30, 2007 compared to the same period in 2006. Commissions from insurance agency and other agency income increased $150,000 during the six months ended September 30, 2007 when compared to the same period one year ago. This increase is due to the acquisition of the Collier Jennings' Companies which took place at the end of the first quarter in 2006, offset partially by decreases in second quarter earnings when compared to the same quarter in the prior year. The decreases in second quarter earnings are due to changes in South Carolina insurance laws that negatively impacted revenue and a decrease in commission percentages earned. Other miscellaneous income including credit life insurance commissions, safe deposit rental income, annuity and stock brokerage commissions, trust fees, and other miscellaneous fees, increased $88,000 to $414,000 during the six months ended September 30, 2007 compared to the same period one year ago.

                Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Non-Interest Expense - Non-interest expense increased $1.5 million or 20.4% to $8.6 million for the six months ended September 30, 2007 from $7.2 million for the same period one year ago. The following table provides a detailed analysis of the changes in the components of non-interest expense:

                               Six Months Ended September 30,      Increase
                               -----------------------------   ----------------
                                      2007        2006         Amounts  Percent
                                     ------      ------        -------  -------
Salaries And Employee Benefits  $ 5,197,551 $ 4,428,529      $ 769,022   17.4%
Occupancy                           868,113     668,263        199,850   29.9
Advertising                         189,421     135,950         53,471   39.3
Depreciation And Maintenance
  Of Equipment                      656,616     607,795         48,821    8.0
FDIC Insurance Premiums              30,197      28,962          1,235    4.3
Amortization of Intangibles          45,000      22,500         22,500  100.0
Other                             1,645,548   1,280,506        365,042   28.5
                                  ---------   ---------      ---------  -----
Total Non-Interest Expenses     $ 8,632,446 $ 7,172,505    $ 1,459,941   20.4%
                                  =========   =========      =========  =====

Salary and employee benefits increased $769,000 to $5.2 million for the six months ended September 30, 2007 from $4.4 million for the same period one year ago. The majority of the increase is the result of hiring additional staff to handle the Company's growth including absorbing the Collier-Jennings Companies' employees and increased regulatory reporting requirements. Without the acquisition of the Collier- Jennings Companies, salary and employee benefits would have increased approximately $584,000 or 13.5%. Occupancy also increased due to the acquisition of the Collier- Jennings Companies and additional facilities. Advertising expense increased $53,000 to $189,000 for the six months ended September 30, 2007 from $136,000 for the same period one year ago. The increase is attributable to the Company using more print media advertising to attract deposits and consumer loans.

Provision For Income Taxes - Provision for income taxes decreased $1,000 or 0.1% to $1.1 million for the six months ended September 30, 2007 from $1.1 million for the same period one year ago. Income before income taxes was $3.3 million for the six months ended September 30, 2007 compared to $3.1 million for the six months ended September 30, 2006. The Company's combined federal and state effective income tax rate for the six month ended September 30, 2007 was 32.9% compared to 34.8% for the same period one year ago.

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

During the six months ended September 30, 2007 loan disbursements exceeded loan repayments resulting in a $51.1 million or 11.7% increase in total net loans receivable. During the six months ended September 30, 2007, deposits increased $31.9 million, the Bank drew $1 million on a line of credit with another financial institution and FHLB advances increased $26.1 million. The Bank had $174.3 million in additional borrowing capacity at the FHLB at the end of the period. At September 30, 2007, the Bank had $279.3 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed.

                Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


The Company plans to continue to expand its branch network, which could cause earnings to level off or decline for a period of time. The leveling off or decline in earnings will be attributed to the lag that exists from the time a branch is built to when it becomes profitable. By the end of this fiscal year, we anticipate having invested $6.0 to $8.0 million in land, buildings, and equipment. Within the next twenty-four months, we anticipate investing $8.0 to $10.0 million in land, buildings, and equipment. The anticipated costs could be affected by increased construction costs, weather delays, and/or other uncertainties.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2007:

                                              After
                                  After One   Three             Greater
                           Within   Through   Through             Than
                             One    Three     Twelve   Within     One
(Dollars in thousands)      Month   Months    Months  One Year    Year   Total
                           ------  -------    ------  --------  ------   -----
Unused lines of credit     $3,285   $2,745   $41,852   $47,882 $49,205  $97,087
Standby letters of credit      92       99       710       901      40      941
                            -----    -----    ------    ------  ------   ------
Total                      $3,377   $2,844   $42,562   $48,783 $49,245  $98,028
                            =====    =====    ======    ======  ======   ======

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

For the six months ended September 30, 2007, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.52%. As of the year ended March 31, 2007, the interest rate spread was 2.51%. The interest rate spread increased due
to the growth of loan receivables.   Loan receivables earn a higher yield than
investment securities. However, if interest rates were to increase suddenly and significantly, the Bank's net interest income and net interest spread would be compressed.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 ("Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that at September 30, 2007 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls: In the quarter ended September 30, 2007, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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


Item 2    Unregistered sales of Equity Securities and Use Of Proceeds
          -----------------------------------------------------------

                                              (c)Total Number  (d)Maximum Number
                         (a)Total             of Shares         of Shares that
                         Number of (b)Average Purchased as      May Yet Be
                         Shares    Price Paid Part of Publicly  Purchased Under
      Period             Purchased per Share  Announced Program the Program
     --------            --------- ---------  ----------------- -----------
July 1 - July 31, 2007       1,281    $24.56              1,281      92,731
August 1 - August 30, 2007   6,050    $24.52              6,050      86,681
September 1 - September 30,
  2007                      11,706    $24.45             11,706      74,975
                         --------------------------------------------------
Total                       19,037    $24.48             19,037      74,975
                         ==================================================


          In May 2004, the Company's Board of Directors authorized a 5% repurchase plan, or 126,000 shares of the Company's outstanding common stock. As of September 30, 2007, 51,025 shares have been repurchased under this program. The Company repurchased 19,037 any shares of its outstanding Common Stock during the three months ended September 30, 2007.


Item 3    Defaults Upon Senior Securities
          -------------------------------
          None


Item 4    Submission Of Matters To A Vote Of Security Holders
          ---------------------------------------------------
          The election of directors was presented for vote to the shareholders at the Annual Meeting held July 19, 2007. Votes for G.L. Toole III were as follows: 2,113,602 votes for, 18,900 withheld. Votes for Thomas L. Moore were as follows: 2,120,402 votes for, 12,100 votes withheld. Votes for J. Chris Verenes were as follows: 2,112,602 votes for, 19,900 votes withheld. Directors continuing in office are Harry
          O. Weeks, Jr., Robert E. Alexander, William Clyburn, Roy G. Lindburg, Timothy W. Simmons, and Clifton Weeks.


Item 5    Other Information
          -----------------
          None

                Security Federal Corporation and Subsidiaries
                   Part II:  Other Information, Continued

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


                                     SECURITY FEDERAL CORPORATION



Date:  November 14, 2007        By: /s/Timothy W. Simmons
       ------------------           -------------------------------
                                    Timothy W. Simmons
                                    President
                                    Duly Authorized Representative



Date:  November 14, 2007        By: /s/Roy G. Lindburg
       ------------------           -------------------------------
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


Date: November 14, 2007

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


Date: November 14, 2007


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



/s/Timothy W. Simmons                    /s/Roy G. Lindburg
--------------------------               ------------------------------
Timothy W. Simmons                       Roy G. Lindburg
Chief Executive Officer                  Chief Financial Officer


Dated: November 14, 2007