Form 10-Q
period 2007-12-31
SECURITY FEDERAL CORP
filed 2008-02-14
CIK 818677

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549

                                FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

(__)  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Large accelerated filed [ ]    Accelerated filer[ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).

                                 YES         NO   X
                                     -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


            CLASS:             OUTSTANDING SHARES AT:         SHARES:
     --------------------    -------------------------    --------------

    Common Stock, par             January 31, 2008           2,536,045
    value $0.01 per share

                                     INDEX
------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION (UNAUDITED)                           PAGE NO.

Item 1.  Financial Statements (Unaudited):

           Consolidated Balance Sheets at December 31, 2007
           and March 31, 2007                                            1

           Consolidated Statements of Income for the Three and
           Nine Months Ended December 31, 2007 and 2006                  2

           Consolidated Statements of Shareholders' Equity and
           Comprehensive Income at December 31, 2007 and 2006            4

           Consolidated Statements of Cash Flows for the Nine
           Months Ended December 31, 2007 and 2006                       5

           Notes to Consolidated Financial Statements                    7


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     15


Item 3.  Quantitative and Qualitative Disclosures about Market Risk     28


Item 4.  Controls and Procedures                                        28

------------------------------------------------------------------------------
PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              29

Item 1A. Risk Factors                                                   29

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    29

Item 3.  Defaults Upon Senior Securities                                29

Item 4.  Submission of Matters to a Vote of Security Holders            29

Item 5   Other Information                                              29

Item 6.  Exhibits                                                       30

         Signatures                                                     31
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

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

                   Security Federal Corporation and Subsidiaries
                         Consolidated Balance Sheets


                                          December 31, 2007    March 31, 2007
                                         -------------------  ----------------
Assets:                                     (Unaudited)          (Audited)
  Cash And Cash Equivalents              $        12,799,687  $    13,438,129
  Investment And Mortgage-Backed
   Securities:
   Available For Sale: (Amortized cost
                        of $214,036,848
                        at December 31,
                        2007 and
                        $186,970,867 at
                        March 31, 2007)          215,388,331      185,766,296

   Held To Maturity:   (Fair value of
                        $45,284,720 at
                        December 31, 2007
                        and  $63,441,641
                        at March 31, 2007)        45,144,829       64,138,589
                                         -------------------  ---------------
  Total Investment And Mortgage-Backed
   Securities                                    260,533,160      249,904,885
                                         -------------------  ---------------
  Loans Receivable, Net:
   Held For Sale                                   2,770,678        1,529,748
   Held For Investment: (Net of allowance of
                         $7,648,376 at December
                         31, 2007 and $7,296,791
                         at March 31, 2007)      497,320,751      434,508,612
                                         -------------------  ---------------
  Total Loans Receivable, Net                    500,091,429      436,038,360
                                         -------------------  ---------------
  Accrued Interest Receivable:
   Loans                                           1,846,313        1,459,193
   Mortgage-Backed Securities                        672,182          550,682
   Investments                                     1,153,921        1,181,639
  Premises And Equipment, Net                     20,501,003       15,895,192
  Federal Home Loan Bank Stock, At Cost            9,284,200        8,209,200
  Bank Owned Life Insurance                        8,225,067        5,783,620
  Repossessed Assets Acquired In Settlement
   Of Loans                                          477,796           24,909
  Intangible Assets, Net                             465,000          532,500
  Goodwill                                         1,197,954        1,197,954
  Other Assets                                     3,000,026        3,893,928
                                         -------------------  ---------------
Total Assets                             $       820,247,738  $   738,110,191
                                         ===================  ===============
Liabilities And Shareholders' Equity
Liabilities:
  Deposit Accounts                       $       573,915,279  $   523,737,592
  Advances From Federal Home Loan Bank           177,737,852      153,049,272
  Other Borrowed Money                            12,695,552        8,088,194
  Advance Payments By Borrowers For Taxes
   And Insurance                                     463,950          486,101
  Mandatorily Redeemable Financial Instrument      1,417,312        1,417,312
  Junior Subordinated Debentures                   5,155,000        5,155,000
  Other Liabilities                                3,662,886        3,483,512
                                         -------------------  ---------------
Total Liabilities                        $       775,047,831  $   695,416,983
                                         -------------------  ---------------
Shareholders' Equity:
  Serial Preferred Stock, $.01 Par Value;
   Authorized Shares - 200,000; Issued
   And Outstanding Shares - None         $                 -  $             -
  Common Stock, $.01 Par Value;
   Authorized Shares - 5,000,000; Issued -
    2,647,891 And Outstanding Shares -
    2,536,752 At December 31, 2007 And
    2,637,942 And 2,609,116 At March 31,
    2007                                              25,913           25,814
  Additional Paid-In Capital                       5,039,139        4,850,029
  Treasury Stock, (At Cost, 111,139 and
     28,826 Shares, at December 31, 2007
     and March 31, 2007, Respectively)            (2,637,911)        (651,220)
  Accumulated Other Comprehensive Income (Loss)      838,283         (747,316)
  Retained Earnings, Substantially Restricted     41,934,483       39,215,901
                                         -------------------  ---------------
Total Shareholders' Equity               $        45,199,907  $    42,693,208
                                         -------------------  ---------------
Total Liabilities And Shareholders'
 Equity                                  $       820,247,738  $   738,110,191
                                         ===================  ===============

           See accompanying notes to consolidated financial statements.

                 Security Federal Corporation and Subsidiaries
                 Consolidated Statements of Income (Unaudited)

                                               Three Months Ended December 31,
                                             ---------------------------------
                                                    2007             2006
                                             ----------------   --------------
Interest Income:
  Loans                                      $      9,416,982   $    8,012,722
  Mortgage-Backed Securities                        1,937,244        1,456,544
  Investment Securities                             1,365,705        1,314,913
  Other                                                17,277           29,551
                                             ----------------   --------------
Total Interest Income                              12,737,208       10,813,730
                                             ----------------   --------------
Interest Expense:
  NOW And Money Market Accounts                     1,603,372        1,684,765
  Passbook Accounts                                    38,586           41,189
  Certificate Accounts                              3,927,298        2,846,184
  Federal Home Loan Bank Advances And
   Other Borrowed Money                             2,096,187        1,715,572
  Junior Subordinated Debentures                       93,267           91,983
                                             ----------------   --------------
Total Interest Expense                              7,758,710        6,379,693
                                             ----------------   --------------

Net Interest Income                                 4,978,498        4,434,037
  Provision For Loan Losses                           150,000          150,000
                                             ----------------   --------------
  Net Interest Income After Provision For
   Loan Losses                                      4,828,498        4,284,037
                                             ----------------   --------------
Non-Interest Income:
  Gain On Sale Of Loans                               134,732           88,137
  Service Fees On Deposit Accounts                    307,045          296,135
  Income From Cash Value Of Life Insurance             92,246           62,037
  Commissions On Insurance                            145,148          198,772
  Other Agency Income                                  19,670           20,248
  Trust Income                                        102,000          110,211
  Other                                               227,250          212,558
                                             ----------------   --------------
Total Non- Interest Income                          1,028,091          988,098
                                             ----------------   --------------
General And Administrative Expenses:
  Salaries And Employee Benefits                    2,660,655        2,361,104
  Occupancy                                           425,489          359,530
  Advertising                                          80,857           98,672
  Depreciation And Maintenance Of Equipment           333,985          300,211
  FDIC Insurance Premiums                              15,402            4,624
  Amortization of Intangibles                          22,500           22,500
  Other                                               789,044          670,071
                                             ----------------   --------------
Total General And Administrative Expenses           4,327,932        3,816,712
                                             ----------------   --------------

  Income Before Income Taxes                        1,528,657        1,455,423
  Provision For Income Taxes                          488,046          478,638
                                             ----------------   --------------
Net Income                                   $      1,040,611   $      976,785
                                             ================   ==============
Basic Net Income Per Common Share            $           0.40   $         0.37
                                             ================   ==============
Diluted Net Income Per Common Share          $           0.40   $         0.37
                                             ================   ==============
Cash Dividend Per Share On Common Stock      $           0.07   $         0.06
                                             ================   ==============
Basic Weighted Average Shares Outstanding           2,585,234        2,617,037
                                             ================   ==============
Diluted Weighted Average Shares Outstanding         2,588,318        2,625,945
                                             ================   ==============

           See accompanying notes to consolidated financial statements.

                   Security Federal Corporation and Subsidiaries
                   Consolidated Statements of Income (Unaudited)

                                                Nine Months Ended December 31,
                                              --------------------------------
                                                   2007             2006
                                              --------------    --------------

Interest Income:
  Loans                                       $   27,625,147    $   22,789,715
  Mortgage-Backed Securities                       5,036,650         4,223,959
  Investment Securities                            4,583,201         3,646,142
  Other                                               45,179            62,023
                                              --------------    --------------
Total Interest Income                             37,290,177        30,721,839
                                              --------------    --------------
Interest Expense:
  NOW And Money Market Accounts                    4,931,098         4,982,221
  Passbook Accounts                                  121,535           125,095
  Certificate Accounts                            10,797,386         7,437,930
  Federal Home Loan Bank Advances And
   Other Borrowed Money                            6,047,885         4,690,964
  Junior Subordinated Debentures                     276,345           101,985
                                              --------------    --------------
Total Interest Expense                            22,174,249        17,338,195
                                              --------------    --------------

Net Interest Income                               15,115,928        13,383,644
  Provision For Loan Losses                          450,000           450,000
                                              --------------    --------------
  Net Interest Income After Provision For
   Loan Losses                                    14,665,928        12,933,644
                                              --------------    --------------
Non-Interest Income:
  Gain On Sale Of Loans                              416,303           295,390
  Service Fees On Deposit Accounts                   957,790           865,638
  Income From Cash Value Of Life Insurance           241,447           180,582
  Commissions On Insurance                           464,309           413,407
  Other Agency Income                                 75,838            30,674
  Trust Income                                       340,625           327,767
  Other                                              641,747           539,354
                                              --------------    --------------
Total Non-Interest Income                          3,138,059         2,652,812
                                              --------------    --------------
General And Administrative Expenses:
  Salaries And Employee Benefits                   7,858,206         6,789,633
  Occupancy                                        1,293,602         1,027,793
  Advertising                                        270,278           234,622
  Depreciation And Maintenance Of Equipment          990,601           908,006
  FDIC Insurance Premiums                             45,599            33,586
  Amortization of Intangibles                         67,500            45,000
  Other                                            2,434,592         1,950,577
                                              --------------    --------------
Total General And Administrative Expenses         12,960,378        10,989,217
                                              --------------    --------------

  Income Before Income Taxes                       4,843,609         4,597,239
  Provision For Income Taxes                       1,579,392         1,571,083
                                              --------------    --------------
Net Income                                    $    3,264,217    $    3,026,156
                                              ==============    ==============
Basic Net Income Per Common Share             $         1.26    $         1.17
                                              ==============    ==============
Diluted Net Income Per Common Share           $         1.25    $         1.16
                                              ==============    ==============
Cash Dividend Per Share On Common Stock       $         0.21    $         0.18
                                              ==============    ==============
Basic Weighted Average Shares Outstanding          2,599,352         2,588,864
                                              ==============    ==============
Diluted Weighted Average Shares Outstanding        2,605,686         2,600,966
                                              ==============    ==============

          See accompanying notes to consolidated financial statements.

                           Security Federal Corporation and Subsidiaries
           Consolidated Statements of Shareholders' Equity and Comprehensive Income (Unaudited)


                                                                        Accumulated
                                   Additional             Indirect        Other
                          Common   Paid - In   Treasury   Guarantee of  Comprehensive   Retained
                          Stock    Capital     Stock      ESOP Debt     Income (Loss)   Earnings    Total
                          -----    ---------   --------   ------------  -------------   --------  ----------
Balance At March 31,
 2006                  $ 25,582   $4,404,110  $(238,656)  $ (215,503)   $(2,086,509) $35,712,735 $37,601,759
Net Income                    -            -          -            -              -    3,026,156   3,026,156
Other Comprehensive
 Income, Net Of Tax:
 Unrealized Holding Gains
   On Securities Available
   For Sale                   -            -          -            -        991,431            -     991,431
                                                                                                 -----------
Comprehensive Income          -            -          -            -              -            -   4,017,587
Purchase Of Treasury Stock
 At Cost, 8,553 shares        -            -   (198,399)           -              -            -   (198,399)
Decrease In Indirect
 Guarantee Of ESOP Debt       -            -          -      215,503              -            -     215,503
Exercise Of Stock Options   212      393,033          -            -              -            -     393,245
Stock Compensation Expense    -        4,804          -            -              -            -       4,804
Cash Dividends                -            -          -            -              -     (466,691)  (466,691)
                       --------   ----------  ---------   ----------    -----------  ----------- -----------
Balance At December 31,
 2006                  $ 25,794   $4,801,947  $(437,055)  $        -    $(1,095,078) $38,272,200 $41,567,808
                       ========   ==========  =========   ==========    ===========  =========== ===========



                                                                        Accumulated
                                   Additional             Indirect        Other
                          Common   Paid - In   Treasury   Guarantee of  Comprehensive   Retained
                          Stock    Capital     Stock      ESOP Debt     Income (Loss)   Earnings    Total
                          -----    ---------   --------   ------------  -------------   --------  ----------
Balance At March 31,
 2007                  $ 25,814   $4,850,029  $(651,220)   $        -   $(747,316)  $39,215,901  $42,693,208
Net Income                    -            -          -             -           -     3,264,217    3,264,217
Other Comprehensive
 Income, Net Of Tax:
  Unrealized Holding
    Gains On Securities
    Available For Sale        -            -          -             -   1,585,599            -     1,585,599
                                                                                                 -----------
Comprehensive Income          -            -          -             -           -            -     4,849,816
Purchase Of Treasury
 Stock At Cost, 82,313
 shares                       -            -  (1,986,691)           -           -            -   (1,986,691)
Employee Stock Purchase
    Plan Purchases           36       74,145           -            -           -            -        74,181
Exercise Of Stock
 Options                     63      104,958           -            -           -            -       105,021
Stock Compensation
 Expense                      -       10,007           -            -           -            -        10,007
Cash Dividends                -            -           -            -           -     (545,635)    (545,635)
                       --------   ---------- -----------   ----------   ---------   ----------   -----------
Balance At December 31,
 2007                  $ 25,913   $5,039,139 $(2,637,911)  $        -   $ 838,283   $41,934,483  $45,199,907
                       ========   ========== ===========   ==========   =========   ===========  ===========


                              See accompanying notes to consolidated financial statements.



















                Security Federal Corporation and Subsidiaries
              Consolidated Statements of Cash Flows (Unaudited)

                                                Nine Months Ended December 31,
                                             ---------------------------------
                                                   2007             2006
                                             --------------     --------------
Cash Flows From Operating Activities:
Net Income                                   $    3,264,217     $   3,026,156
Adjustments To Reconcile Net Income To Net
 Cash Provided (Used) By Operating
 Activities:
  Depreciation Expense                              789,116           745,479
  Amortization Of Intangible Assets                  67,500            45,000
  Stock Option Compensation Expense                  10,007             4,804
  Discount Accretion And Premium Amortization       161,021           321,311
  Provisions For Losses On Loans And Real Estate    450,000           450,000
  Gain On Sale Of Loans                            (416,303)         (295,390)
  Gain On Sale Of Real Estate                       (27,293)          (48,678)
  Amortization Of Deferred Fees On Loans            (87,601)         (227,638)
  Loss on Disposition of Premises and Equipment         356               215
  Proceeds From Sale Of Loans Held For Sale      25,998,343        17,846,130
  Origination Of Loans For Sale                 (26,822,970)      (20,778,758)
  (Increase) Decrease In Accrued Interest
   Receivable:
   Loans                                           (387,120)         (388,700)
   Mortgage-Backed Securities                      (121,500)          (38,533)
   Investments                                       27,718          (135,413)
   Decrease In Advance Payments By Borrowers        (22,151)         (202,218)
   Other, Net                                        99,559          (578,090)
                                             --------------     --------------
Net Cash Provided (Used) By Operating
   Activities                                     2,982,899          (254,323)
                                             --------------     --------------
Cash Flows From Investing Activities:
   Principal Repayments On Mortgage-Backed
    Securities Available For Sale                27,258,442        27,419,083
   Purchase Of Investment Securities Available
    For Sale                                    (29,542,601)      (18,941,966)
   Purchase Of Mortgage-Backed Securities
    Available For Sale                          (47,317,221)      (26,982,890)
   Maturities Of Investment Securities
    Available For Sale                           22,371,400         4,738,645
   Maturities of Investment Securities Held
    To Maturity                                  19,000,000         9,000,000
   Purchase Of Federal Home Loan Bank Stock      (8,272,900)       (5,482,400)
   Redemption Of Federal Home Loan Bank Stock     7,197,900         4,698,800
   Increase In Loans To Customers               (63,895,411)      (43,368,622)
   Proceeds From Sale Of Repossessed Assets         295,279           139,700
   Purchase And Improvement Of Premises And
    Equipment                                    (5,395,783)       (3,679,725)
   Proceeds From Sale of Premises And Equipment         500                 -
   Purchase Of Bank Owned Life Insurance         (2,441,447)         (721,582)
                                             --------------     --------------
Net Cash Used By Investing Activities           (80,741,842)      (53,180,957)
                                             --------------     --------------
Cash Flows From Financing Activities:
   Increase In Deposit Accounts                  50,177,687        28,332,720
   Proceeds From Federal Home Loan Bank
    Advances                                    296,700,000       222,223,450
   Repayment Of Federal Home Loan Bank
    Advances                                   (272,011,420)     (205,233,409)
   Net (Repayments) Proceeds Of Other
    Borrowings                                    4,607,358          (427,653)
   Proceeds From Junior Subordinated Debentures           -         5,155,000
   Dividends To Shareholders                       (545,635)         (466,691)
   Purchase Of Treasury Stock                    (1,986,691)         (198,399)
   Proceeds From Employee Stock Purchases            74,181                 -
   Proceeds From Exercise of Stock Options          105,021           393,245
                                             --------------     --------------

Net Cash Provided By Financing Activities        77,120,501        49,778,263
                                             --------------     --------------
                                                                   (Continued)

                  Security Federal Corporation and Subsidiaries
                 Consolidated Statements of Cash Flows (Unaudited)

                                               Nine Months Ended December 31,
                                             --------------------------------
                                                   2007             2006
                                             --------------     -------------
Net Decrease In Cash And Cash Equivalents          (638,442)       (3,657,017)
Cash And Cash Equivalents At Beginning Of
 Period                                          13,438,129        14,351,208
                                             --------------     -------------
Cash And Cash Equivalents At End Of Period   $   12,799,687     $  10,694,191
                                             ==============     =============
Supplemental Disclosure Of Cash Flows
 Information:
Cash Paid During The Period For Interest     $   22,011,826     $  16,896,006
Cash Paid During The Period For Income
 Taxes                                       $    1,304,290     $   1,117,000
Additions To Repossessed Acquired Through
 Foreclosure                                 $      720,873     $           -
Decrease In Unrealized Net Loss On
 Securities Available For Sale,
 Net Of Taxes                                $    1,585,599     $     991,431
Issuance Of A Mandatorily Redeemable
 Financial Instrument Through The
 Issuance Of Common Stock                                 -         1,417,312


             See accompanying notes to consolidated financial statements.

                 Security Federal Corporation and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in Security Federal Corporation's
(the "Company") 2007 Annual Report to Shareholders when reviewing interim financial statements. The results of operations for the nine month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year. This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, changes in interest rates, the demand for loans, the regulatory environment, general economic conditions and inflation, and the securities markets. Management cautions readers of this Form 10-Q not to place undue reliance on the forward-looking statements contained herein.

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

3. Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. The Company's significant accounting policies are described in the footnotes to the audited consolidated financial statements at March 31, 2007 included in its 2007 Annual Report to Stockholders, which was filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 2007. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities. The Company considers these accounting policies to be critical accounting policies. The judgments and assumptions the Company uses are based on historical experience and other factors, which the Company believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations.

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

4. Acquisition

On June 30, 2006, the Company completed the acquisition of the insurance and premium finance businesses of Collier-Jennings Financial Corporation and its subsidiaries Collier-Jennings, Inc., The Auto Insurance Store, Inc., and Collier-Jennings Premium Pay Plans, Inc (the "Collier-Jennings Companies"). The purpose of the acquisition was to expand the insurance services and increase non-interest income. The shareholder of the Collier-Jennings Companies received $180,000 in cash and 54,512 shares of the Company's common stock valued at $26 per share for an approximate purchase price of $1.6 million. The Company will release the shares to the shareholder of the Collier-Jennings Companies over a three-year period. The stock is mandatorily redeemable by the shareholder of Collier-Jennings Companies at his option in cumulative increments of 20% per year for a five-year period at the greater of $26 per share or one and one-half times the book value of the Company's stock.


The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at June 30, 2006, the date of acquisition, including subsequent adjustments to the allocation of the purchase price.


        Cash And Cash Equivalents          $        43,192
        Accounts Receivable                        784,247
        Premises And Equipment                      41,696
        Other Assets                                56,289
        Intangible Assets                          600,000
        Goodwill                                 1,197,954
                                           ---------------
          Total Assets Acquired                  2,723,378
                                           ---------------
        Notes Payable                              386,185
        Other Liabilities                          739,881
                                           ---------------
          Total Liabilities Assumed              1,126,066
                                           ---------------
        Net Assets Acquired                $     1,597,312
                                           ===============


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

               Security Federal Corporation and Subsidiaries
        Notes to Consolidated Financial Statements (Unaudited), Continued

5. Earnings Per Share, Continued

The following table provides a reconciliation of the numerators and denominators of the basic and diluted EPS computations:


                                        For the Quarter Ended
                      --------------------------------------------------------
                                         December 31, 2007
                      --------------------------------------------------------
                      Income (Numerator) Amount Shares (Denominator) Per Share
                      ------------------------- -------------------- ---------

Basic EPS             $               1,040,611            2,585,234 $   0.40
Effect of Diluted
 Securities:
 Stock Options                                -                3,084        -
                      ------------------------- -------------------- ---------
Diluted EPS           $               1,040,611            2,588,318 $   0.40
                      ========================= ==================== =========



                                        For the Quarter Ended
                      --------------------------------------------------------
                                         December 31, 2006
                      --------------------------------------------------------
                      Income (Numerator) Amount Shares (Denominator) Per Share
                      ------------------------- -------------------- ---------
Basic EPS             $                 976,785            2,617,037  $  0.37
Effect of Diluted
 Securities:
 Stock Options                                -                8,908        -
                      ------------------------- -------------------- ---------
Diluted EPS           $                 976,785            2,625,945  $  0.37
                      ========================= ==================== =========



                                     For the Nine Months Ended
                      --------------------------------------------------------
                                         December 31, 2007
                      --------------------------------------------------------
                      Income (Numerator) Amount Shares (Denominator) Per Share
                      ------------------------- -------------------- ---------
Basic EPS             $               3,264,217            2,599,352  $  1.26
Effect of Diluted
 Securities:
 Stock Options                                -                6,334     (.01)
                      ------------------------- -------------------- ---------
Diluted EPS           $               3,264,217            2,605,686  $  1.25
                      ========================= ==================== =========

                                     For the Nine Months Ended
                      --------------------------------------------------------
                                         December 31, 2006
                      --------------------------------------------------------
                      Income (Numerator) Amount Shares (Denominator) Per Share
                      ------------------------- -------------------- ---------

Basic EPS             $               3,026,156            2,588,864  $  1.17
Effect of Diluted
 Securities:
 Stock Options                                -               12,102     (.01)
                      ------------------------- -------------------- ---------
Diluted EPS           $               3,026,156            2,600,966  $  1.16
                      ========================= ==================== =========

                Security Federal Corporation and Subsidiaries
       Notes to Consolidated Financial Statements (Unaudited), Continued

6.   Stock-Based Compensation

Certain officers and directors of the Company participate in an incentive and non- qualified stock option plan. Options are granted at exercise prices not less than the fair value of the Company's common stock on the date of the grant. The following is a summary of the activity under the Company's stock option plan for the three and nine months ended December 31, 2007:

                                   Three Months Ended      Six Months Ended
                                    December 31, 2007      December 31, 2007
                                  ---------------------  ---------------------
                                             Weighted              Weighted
                                             Average               Average
                                  Shares Exercise Price  Shares Exercise Price
                                  ------ --------------  ------ --------------
Balance, Beginning of
Period/Year                       91,100         $21.09  99,600         $20.55
  Options granted                  2,000          24.28   5,000          24.37
  Options exercised                    -              -   6,300          16.67
  Options forfeited                    -              -   5,200          17.40
                                 -------                -------
Balance, December 31, 2007        93,100         $21.17  93,100         $21.17
                                 =======                =======
Options Exercisable               74,100         $20.60
                                 =======
Range of Exercise Prices For
  Exercisable Options      $16.67-$24.22
Options Available For Grant      145,216
                                 =======

The weighted average remaining contractual life of all outstanding options at December 31, 2007 was 6.06 years and the aggregate intrinsic value of these options was $214,000. All non-vested awards are expected to be recognized over a weighted average period of 6.63 years.

The following table summarizes the stock-based awards granted by the Company, the fair market value of each award granted as estimated on the date of grant using the Black-Scholes option-pricing model, and the weighted average assumptions used for such grants for the periods indicated:

                       For Awards Granted During    For Awards Granted During
                      The Three Month Period Ended The Nine Month Period Ended
                            December 31,                  December 31,
                       --------------------------   --------------------------
                          2007           2006          2007           2006
                       -----------    -----------   ------------   -----------
Awards granted               2,000             -           5,000       13,500
Dividend Yield                1.60%            -      1.52%-1.60%        1.03%
Weighted Average Expected
 Volatility                  20.92%            -           22.71%       30.21%
Risk-free interest rate       4.50%            -            4.76%        4.36%
Expected life                 9.00             -            9.00         9.01

                  Security Federal Corporation and Subsidiaries
         Notes to Consolidated Financial Statements (Unaudited), Continued

6. Stock-Based Compensation, Continued

At December 31, 2007, the Company had the following options outstanding:


                    Outstanding
     Grant Date       Options       Option Price      Expiration Date
    ------------    -----------     ------------   ---------------------
      10/19/99         20,100          $16.67        9/30/05 to 9/30/09

        9/1/03          3,000          $24.00              8/31/13

       12/1/03          3,000          $23.65             11/30/13

       1/01/04          6,500          $24.22             12/31/13

        3/8/04         13,000          $21.43              2/28/14

        6/7/04          2,000          $24.00              5/31/14

        1/1/05         20,500          $20.55             12/31/14

        1/1/06          6,000          $23.91             12/31/16

       8/24/06         14,000          $23.03              8/24/16

       5/24/07          2,000          $24.34              5/24/17

        7/9/07          1,000          $24.61               7/9/17

       10/1/07          2,000          $24.28              10/1/17

7.   Accounting and Reporting Changes

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. SFAS 157 is effective for the Company on April 1, 2008 and will not impact the Company's accounting measurements but it is expected to result in additional disclosures.

In September 2006, the FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF 06-4, "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" ("EITF 06-4"). Entities purchase life insurance for various reasons including protection against loss of key employees and to fund postretirement benefits. The two most common types of life insurance arrangements are endorsement split dollar life and collateral assignment split dollar life. EITF 06-4 covers the former and EITF 06-10 (discussed below) covers the latter. EITF 06-4 states that entities with endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion 1967" (if the arrangement is, in substance, an individual deferred compensation contract). Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. EITF 06-4 is effective for the Company on April 1, 2008. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations or cash flows.

               Security Federal Corporation and Subsidiaries
       Notes to Consolidated Financial Statements (Unaudited), Continued

7.   Accounting and Reporting Changes, Continued

In September 2006, the FASB ratified the consensus reached on EITF 06-5, "Accounting for Purchases of Life Insurance Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" ("EITF 06-5"). EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for the Company on April 1, 2008. The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations or cash flows.

In March 2007, the FASB ratified the consensus reached on EITF 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements" ("EITF 06-10"). The postretirement aspect of this EITF is substantially similar to EITF 06-4 discussed above and requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee. In addition, a consensus was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF 06-10 is effective for the Company on April 1, 2008. The Company does not believe the adoption of EITF 06-10 will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for
Financial Assets and Financial Liabilities   Including an amendment of FASB
Statement No. 115" ("SFAS 159"). This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in
current earnings.   This statement 1) applies to all entities, 2) specifies
certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on April 1, 2008. The Company is currently analyzing the fair value option that is permitted, but not required, under SFAS 159.

In June 2007, the FASB ratified the consensus reached by the EITF with respect to EITF 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" ("EITF 06-11"). Under EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase in additional paid-in capital. This EITF is to be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared beginning in 2008, and interim periods within those fiscal years. Early application is permitted. The Company does not believe the adoption of EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

In November 2007, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" ("SAB 109"). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written
loan commitments that are accounted for at fair value through earnings.   SEC
registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter. The Company is currently analyzing the impact of this guidance, which relates to the Company's mortgage loans held for sale.

                Security Federal Corporation and Subsidiaries
       Notes to Consolidated Financial Statements (Unaudited), Continued

7.   Accounting and Reporting Changes, Continued

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," ("SFAS 141(R)") which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, the Company is required to record and disclose business combinations following existing accounting guidance until April 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in
Consolidated Financial Statements   an amendment of ARB No. 51" ("SFAS 160").
SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on April 1,
2009.   Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

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

8.   Securities

Investment And Mortgage-Backed Securities, Available For Sale
-------------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

                                            Gross       Gross
December 31, 2007             Amortized   Unrealized  Unrealized
------------------              Cost        Gains       Losses     Fair Value
                            ------------  ----------  ----------  ------------
FHLB Securities             $ 42,017,906 $  526,775   $    7,375  $ 42,537,306
Federal Farm Credit
 Securities                   12,977,252    167,445       10,898    13,133,799
FNMA Bonds                     1,997,248      4,322            -     2,001,570
Mortgage-Backed Securities   156,941,504  1,183,161      508,009   157,616,656
Equity Securities                102,938          -        3,938        99,000

                            ------------  ----------  ----------  ------------
Total                       $214,036,848  $1,881,703  $  530,220  $215,388,331
                            ============  ==========  ==========  ============

                                           Gross       Gross
March 31, 2007               Amortized   Unrealized  Unrealized
------------------              Cost       Gains       Losses      Fair Value
                           ------------  ----------  ----------   ------------
FHLB Securities            $ 38,487,381  $   17,627  $  131,886   $ 38,373,122
Federal Farm Credit
 Securities                   9,217,205       8,580      11,504      9,214,281
FNMA Bonds                    1,997,187           -       9,367      1,987,820
FHLMC Bonds                      64,071           -          94         63,977
Mortgage-Backed Securities  137,102,085     276,292   1,354,781    136,023,596
Equity Securities               102,938         562           -        103,500
                           ------------  ----------  ----------   ------------
Total                      $186,970,867  $  303,061  $1,507,632   $185,766,296
                           ============  ==========  ==========   ============

                  Security Federal Corporation and Subsidiaries
         Notes to Consolidated Financial Statements (Unaudited), Continued

8.   Securities, Continued

FHLB securities, Federal Farm Credit securities, FNMA bonds, FHLMC bonds and FNMA and FHLMC mortgage- backed securities are issued by government-sponsored enterprises ("GSEs"). GSEs are not backed by the full faith and credit of the United States government. Included in the tables above in mortgage-backed securities are GNMA mortgage-backed securities, which are backed by the full faith and credit of the United States government. At December 31, 2007, the Bank held an amortized cost and fair value of $63.9 million and $64.5 million, respectively in GNMA mortgage-backed securities included in mortgage-backed securities listed above.

Investment and Mortgage-Backed Securities, Held to Maturity
-----------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

                                          Gross       Gross
December 31, 2007             Amortized  Unrealized  Unrealized
------------------              Cost      Gains       Losses       Fair Value
                             -----------  ----------  ----------  ------------
FHLB Securities              $37,998,576  $  153,478  $   12,964  $ 38,139,090
Federal Farm Credit
 Securities                    6,991,253       8,437       9,060     6,990,630
Equity Securities                155,000           -           -       155,000
                             -----------  ---------   ----------  ------------
Total                        $45,144,829  $  161,915  $   22,024  $ 45,284,720
                             ===========  =========   ==========  ============

                                          Gross       Gross
March 31, 2007                Amortized  Unrealized  Unrealized
------------------              Cost      Gains       Losses       Fair Value
                            -----------  ----------  ----------   ------------
FHLB Securities              55,994,852  $  21,560   $  573,841   $ 55,442,571
Federal Farm Credit
 Securities                   7,988,737          -      144,667      7,844,070
Equity Securities               155,000          -            -        155,000
                            -----------  ---------   ----------   ------------
Total                       $64,138,589  $  21,560   $  718,508   $ 63,441,641
                            ===========  =========   ==========   ============

FHLB securities and Federal Farm Credit securities are issued by GSEs. These enterprises are not backed by the full faith and credit of the United States government.

9.   Loans Receivable, Net

Loans receivable, net, at December 31, 2007 and March 31, 2007 consisted of the following:

                                          December 31, 2007    March 31, 2007
                                         -------------------  ----------------
Residential Real Estate                  $       129,617,563  $    125,512,411
Consumer                                          66,958,427        63,809,478
Commercial Business & Real Estate                314,522,220       259,207,877
Loans Held For Sale                                2,770,678         1,529,748
                                         -------------------  ----------------
                                                 513,868,888       450,059,514
                                         -------------------  ----------------
Less:
 Allowance For Possible Loan Loss                  7,648,376         7,296,791
 Loans In Process                                  5,814,744         6,443,372
 Deferred Loan Fees                                  314,339           280,991
                                         -------------------  ----------------
                                                  13,777,459        14,021,154
                                         -------------------  ----------------
                                         $       500,091,429  $    436,038,360
                                         ===================  ================

                Security Federal Corporation and Subsidiaries
     Item 2. Management's Discussion and Analysis of Financial Condition and
                          Results of Operations

Safe Harbor Statement

Certain matters in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide range of factors including, but not limited to, the general business environment, interest rates, the South Carolina real estate market, the demand for loans, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other risks detailed in the Company's reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended March 31, 2007. Forward-looking statements are effective only as of the date that they are made and the Company assumes no obligation to update this information

Comparison of Financial Condition At December 31, 2007 and March 31, 2007

General - Total assets increased $82.1 million or 11.1% to $820.2 million at December 31, 2007 from $738.1 million at March 31, 2007. The primary reason for the growth in total assets was a $64.1 million or 14.7% increase in net loans receivable to $500.1 million. For the nine months ended December 31, 2007, the demand for loans was funded primarily with increased deposits of $50.2 million or 9.6%, increased advances from the Federal Home Loan Bank of Atlanta ("FHLB") of $24.7 million or 16.1% and increased other borrowed money of $4.6 million or 57.0%.

Assets - The increases and decreases in total assets were primarily concentrated in the following asset categories:

                                                           Increase (Decrease)
                                                           -------------------
                             December 31,  March 31,
                                 2007         2007          Amount    Percent
                                ------       ------         ------    -------
Cash And Cash Equivalents  $ 12,799,687  $ 13,438,129  $   (638,442)    (4.8)%
Investment And Mortgage-
  Backed Securities
  Available For Sale        215,388,331   185,766,296    29,622,035     15.9
Investment And Mortgage-
  Backed Securities - Held
  To Maturity                45,144,829    64,138,589   (18,993,760)   (29.6)
Loan Receivable, Net        500,091,429   436,038,360    64,053,069     14.7
Premises And Equipment,
  Net                        20,501,003    15,895,192     4,605,811     29.0
FHLB Stock, At Cost           9,284,200     8,209,200     1,075,000     13.1
Bank Owned Life Insurance     8,225,067     5,783,620     2,441,447     42.2
Repossessed Assets
  Acquired in Settlement of
  Loans                         477,796        24,909       452,887  1,818.2%

Cash and cash equivalents decreased $638,000 to $12.8 million at December 31, 2007 from $13.4 million at March 31, 2007. The reason for the decrease is the Company used cash and cash equivalents to fund loans and purchase investment and mortgage- backed securities.

Investment and mortgage-backed securities available for sale increased $29.6 million or 15.9% to $215.4 million at December 31, 2007 from $185.8 million at March 31, 2007. The increase in investments and mortgage-backed securities available for sale can be attributed to additional purchases of securities and increases in market value offset slightly by principal paydowns and investment calls. Investment and mortgage-backed securities held to maturity decreased $19.0 million to $45.1 million at December 31, 2007 from $64.1 million at March 31, 2007. This decrease was the result of maturities and calls that occurred during the period.

                 Security Federal Corporation and Subsidiaries
    Item 2. Management's Discussion and Analysis of Financial Condition and
                   Results of Operations, Continued

Loans receivable, net increased $64.1 million or 14.7% to $500.1 million at December 31, 2007 from $436.0 million at March 31, 2007. Residential real estate loans increased $4.1 million to $129.6 million at December 31, 2007 from $125.5 million at March 31, 2007. Consumer loans increased $3.1 million to $67.0 million at December 31, 2007 from $63.8 million at March 31, 2007. The increase in residential real estate and consumer loans can be attributed to normal growth of the Company. Commercial business and real estate loans increased $55.3 million to $314.5 million at December 31, 2007 from $259.2 million at March 31, 2007. The increase in commercial loans was attributable to the Company's continued focus on originating this type of loan. Loans held for sale increased $1.2 million to $2.8 million at December 31, 2007 from $1.5 million at March 31, 2007. The increase is attributable to the lag between the time a mortgage loan is originated and sold to an investor and an overall increase in the number of mortgage loans originated to be sold.

Premises and equipment, net increased $4.6 million to $20.5 million at December 31, 2007 from $15.9 million at March 31, 2007. The majority of the increase is attributable to the construction and establishment of new branch locations in Evans, Georgia and in Columbia, South Carolina.

FHLB stock, at cost, increased $1.1 million to $9.3 million at December 31, 2007 from $8.2 million at March 31, 2007. The increase is attributable to a FHLB requirement that the Company maintain stock equal to 0.20% of total assets at December 31, 2007 plus a transaction component, which equals 4.5% of outstanding advances (borrowings) from the FHLB of Atlanta.

Bank owned life insurance increased $2.4 million to $8.2 million at December 31, 2007 from $5.8 million at March 31, 2007. The Company purchased additional life insurance to provide key man life insurance for additional officers and the cash surrender value continued to increase.

Repossessed assets acquired in the settlement of loans increased $453,000 to $478,000 at December 31, 2007 from $25,000 at March 31, 2007 as the result of three properties that were foreclosed on during the nine month period. All three properties were residential lots and secured two loans to the same contractor. At March 31, 2007 the balance in repossessed assets consisted of only one property.

Other assets decreased $894,000 to $3.0 million at December 31, 2007 from $3.9 million at March 31, 2007. The majority of the decrease resulted from a decrease in the deferred tax asset related to increases in the market values of available for sale investment and mortgage-backed securities.

Liabilities

Deposit Accounts
                                                                Balance
                                                          --------------------
                   December 31, 2007    March 31, 2007    Increase (Decrease)
                  ------------------  ------------------  --------------------
                             Weighted             Weighted
                    Balance     Rate     Balance    Rate    Amount     Percent
                    -------    ----  ------------  ----   -----------  -------
Demand Accounts:
Checking         $ 99,175,456  0.65% $105,515,095  0.63%  $(6,339,639)  (6.0)%
Money Market      143,713,354  3.88   145,491,774  4.14    (1,778,420)  (1.2)
Regular Savings    15,138,221  0.97    17,458,680  0.98    (2,320,459) (13.3)
                 ------------  ----  ------------  -----  -----------  ------
Total             258,027,031  2.47   268,465,549  2.55   (10,438,518)  (3.9)
                 ------------  ----  ------------  -----  -----------  ------

Certificate Accounts
 2.00 - 2.99%       3,511,939           2,971,616             540,323   1.82
 3.00 - 3.99%      30,089,389          36,044,826          (5,955,437) (16.5)
 4.00 - 4.99%      43,054,567          35,617,605           7,436,962   20.9
 5.00 - 5.99%     239,232,353         180,637,996          58,594,357   32.4
                 ------------  ----  ------------  -----  -----------  ------
Total             315,888,248  5.04   255,272,043  4.99    60,616,205   23.7
                 ------------  ----  ------------  -----  -----------  ------
Total Deposits   $573,915,279  3.88% $523,737,592  3.74%  $50,177,687    9.6%
                 ============  ====  ============  =====  ===========  ======

                Security Federal Corporation and Subsidiaries
    Item 2. Management's Discussion and Analysis of Financial Condition and
                    Results of Operations, Continued

Advances From FHLB - FHLB advances are summarized by year of maturity and weighted average interest rate in the table below:

                                                                Balance
                                                           ------------------
                     December 31, 2007    March 31, 2007        Increase
                   -------------------- -----------------  ------------------
Fiscal Year Due:      Balance    Rate    Balance     Rate   Balance   Percent
                   -------------------- -----------------  ------------------
2008                $16,800,000   4.14%  $10,000,000 4.25% $ 6,800,000   68.0%
2009                 25,000,000   4.58    25,000,000 4.75            -      -
2010                 10,000,000   4.88     5,000,000 3.09    5,000,000  100.0
2011                 15,000,000   4.87    10,000,000 4.76    5,000,000   50.0
2012                 24,700,000   4.56    19,700,000 4.47    5,000,000   25.3
Thereafter           86,237,852   4.31    83,349,272 4.20    2,888,580    3.4
                   ------------         ------------       ----------- ------
Total Advances     $177,737,852   4.44% $153,049,272 4.36% $24,688,580  16.1%
                   ============         ============       =========== ======

These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank's portfolio of residential first mortgage loans and investment securities with approximate amortized cost and fair value of $104.0 million and $105.3 million, respectively, at December 31, 2007. Advances are subject to prepayment penalties.

The following table shows callable FHLB advances as of the dates indicated. These advances are also included in the above table. All callable advances are callable at the option of the FHLB. If an advance is called, the Bank has the option to payoff the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

                          As of December 31, 2007
------------------------------------------------------------------------------
Borrow Date Maturity Date   Amount    Int. Rate    Type      Call Dates
----------- -------------  ---------  --------- -----------  -----------------

02/20/04       02/20/14    $5,000,000   3.225%  1 Time Call    02/20/09
04/16/04       04/16/14     3,000,000   3.330   1 Time Call    04/16/08
06/24/05       06/24/15     5,000,000   3.710   1 Time Call    06/24/10
07/22/05       07/22/15     5,000,000   3.790   1 Time Call    07/22/08
11/10/05       11/10/15     5,000,000   4.400   1 Time Call    11/10/09
11/23/05       11/23/15     5,000,000   3.933    Multi-Call    11/23/07 and
                                                               quarterly
                                                               thereafter
11/29/05       11/29/13     5,000,000   4.320   1 Time Call    05/29/09
12/14/05       12/14/11     5,000,000   4.640   1 Time Call    09/14/09
01/12/06       01/12/16     5,000,000   4.450   1 Time Call    01/12/11
03/01/06       03/03/14     5,000,000   4.720   1 Time Call    03/03/10
03/24/06       03/25/13     5,000,000   4.580   1 Time Call    03/25/08
06/02/06       06/02/16     5,000,000   5.160   1 Time Call    06/02/11
07/11/06       07/11/08     5,000,000   4.800    Multi-Call    07/11/08 and
                                                               quarterly
                                                               thereafter
10/25/06       10/25/11     5,000,000   4.830   1 Time Call    10/27/08
11/29/06       11/29/16     5,000,000   4.025    Multi-Call    11/29/07 and
                                                               quarterly
                                                               thereafter
01/19/07       07/21/14     5,000,000   4.885   1 Time Call    07/21/11

03/09/07       03/09/12     4,700,000   4.286   Multi- Call    06/11/07 and
                                                               quarterly
                                                               thereafter
05/24/07       05/24/17     7,900,000   4.375    Multi- Call   05/27/08 and
                                                               quarterly
                                                               thereafter
06/29/07       06/29/12     5,000,000   4.945    1 Time Call   06/29/09
07/25/07       07/25/17     5,000,000   4.396    Multi- Call   07/25/08 and
                                                               quarterly
                                                               thereafter

11/16/07       11/16/11     5,000,000   3.750%   Multi- Call   11/17/08 and
                                                               quarterly
                                                               thereafter

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

06/02/06       06/02/16    5,000,000    5.160   1 Time Call  06/02/11
07/11/06       07/11/16    5,000,000    4.800    Multi-Call  07/11/08 and
                                                             quarterly
                                                             thereafter
10/25/06       10/25/11    5,000,000    4.830   1 Time Call  10/27/08
11/29/06       11/29/16    5,000,000    4.025    Multi-Call  11/29/07 and
                                                             quarterly
                                                             thereafter
01/19/07       07/21/14    5,000,000    4.885   1 Time Call  07/21/11
03/09/07       03/09/12    4,700,000    4.286%   Multi-Call  06/11/07 and
                                                             quarterly
                                                             thereafter

Other Borrowed Money - Other borrowed money consists of short- term retail repurchase agreements and a revolving line of credit with another financial institution. The retail repurchase agreements typically mature within one to three days and have interest rates that float with market rates. The unsecured line of credit has an interest rate equal to LIBOR plus 2.5% and matures on December 1, 2008.

Other borrowed money increased $4.6 million or 57.0% to $12.7 million at December 31, 2007 from $8.1 million at March 31, 2007. The weighted average interest rate of retail repurchase agreements was 4.12% at December 31, 2007. As of December 31, 2007, the line of credit had a balance of $3.0 million compared to no balance at March 31, 2007. The weighted average interest rate was 6.77% at December 31, 2007. The Company borrowed these funds to provide additional capital to fund loans.

Mandatorily Redeemable Financial Instrument - On June 30, 2006, the Company recorded a $1.4 million mandatorily redeemable financial instrument as a result of the acquisition of the Collier-Jennings Companies. See Note 4, "Acquisition". The shareholder of Collier-Jennings Companies received cash and was issued stock in the Company to settle the acquisition. The Company will release the shares to the shareholder of Collier-Jennings Companies over a three-year period. The stock is mandatorily redeemable at the option of the shareholder of Collier-Jennings Companies in cumulative increments of 20% per year for a five-year period at the greater of $26 per share or one and one-half times the book value of the Company's stock. As of December 31, 2007 the shareholder had not elected to redeem any of the shares.

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

The Capital Securities accrue and pay distributions annually at a rate per annum equal to a blended rate of 6.79% at December 31, 2007. One-half of the Capital Securities issued in the transaction have a fixed rate of 6.88% and the remaining half has a floating rate of three-month LIBOR plus 170 basis points, which was 6.69% at December 31, 2007. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of December 15, 2036. The Company has no current intention to exercise its right to defer payments of interest on the Capital Securities.

                 Security Federal Corporation and Subsidiaries
    Item 2. Management's Discussion and Analysis of Financial Condition and
                    Results of Operations, Continued


The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, and or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part, on or after September 15, 2011. The Company may also redeem the capital securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium

Equity - Shareholders' equity increased $2.5 million or 5.9% to $45.2 million at December 31, 2007 from $42.7 million at March 31, 2007. Accumulated other comprehensive income, net of tax, increased $1.6 million to $838,000 at December 31, 2007 from a loss of $747,000 at March 31, 2007. The Company's net income for the nine-month period was $3.3 million. The Board of Directors of the Company declared the 66th, 67th, and 68th consecutive quarterly dividend, which was $.07 per share, in May, August, and November 2007, which totaled $546,000. Book value per share was $17.82 at December 31, 2007 compared to $16.36 at March 31, 2007.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
----------------------------------------------------------------------------

Net Income - Net income increased $64,000 or 6.5% to $1.0 million for the three months ended December 31, 2007 compared to $977,000 for the three months ended December 31, 2006. The primary reason for the increased earnings was an increase in net interest income and non-interest income offset partially by an increase in non-interest expenses.

Net Interest Income - Net interest income increased $544,000 or 12.3% to $5.0 million during the three months ended December 31, 2007, compared to $4.4 million for the same period in 2006, as a result of an increase in interest income offset in part by an increase in interest expense. During the three months ended December 31, 2007, average interest earning assets increased $91.5 million to $762.8 million while average interest-bearing liabilities increased $96.3 million to $717.8 million. The interest rate spread increased three basis points to 2.36% during the three months ended December 31, 2007 compared to the same period in 2006.

The Company's net interest margin was 2.61% and 2.64% for the quarters ended December 31, 2007 and 2006, respectively.

Interest Income - Total interest income increased $1.9 million or 17.8% to $12.7 million during the three months ended December 31, 2007 from $10.8 million for the same period in 2006. Total interest income on loans increased $1.4 million or 17.5% to $9.4 million during the three months ended December 31, 2007 compared to $8.0 million for the same period in 2006. The increase is a result of the average loan portfolio balance increasing $75.2 million slightly offset by the yield in the loan portfolio decreasing three basis points. Interest income from mortgage-backed securities increased $481,000 or 33.0% to $1.9 million as a result of an increase in yield and an increase in the average balance of the portfolio. Interest income from investment securities increased $51,000 or 3.9% to $1.4 million as a result of an increase in the average balance of the investments portfolio slightly offset by a decrease in yield.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended December 31, 2007 and 2006:







                                    Three Months Ended December 31,
                        ------------------------------------------------------
                                2007              2006
                        ------------------  ------------------
                                                                   Increase
                                                                  (Decrease)
                                                                  In Interest
                                                                 And Dividend
                           Average            Average               Income
                           Balance   Yield    Balance    Yield     From 2006
                        ------------ -----  ------------ -----   ------------

Loans Receivable, Net   $495,376,936  7.60% $420,191,159  7.63%  $ 1,404,260
Mortgage-Backed
 Securities              140,981,296  5.50   132,975,594  4.38       480,700
Investments              124,623,250  4.38   116,074,130  4.54        50,792
Overnight Time             1,845,087  3.75     2,080,466  5.15       (12,274)
                        ------------  ----- ------------  -----  -----------
Total Interest-Earning
 Assets                 $762,826,569  6.68% $671,321,349  6.44%  $ 1,923,478
                        ============  ===== ============  =====  ===========

                 Security Federal Corporation and Subsidiaries
   Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations, Continued

Interest Expense - Total interest expense increased $1.4 million or 21.6% to $7.8 million during the three months ended December 31, 2007 compared to $6.4 million for the same period one-year earlier. The increase in total interest expense can be primarily attributed to increases in interest rates paid for certificate accounts and FHLB advances during the period coupled with increases in the amount of total interest-bearing deposits and other borrowings. The Company offered higher interest rates on certificates accounts during the period to remain competitive with new and existing financial institutions entering the market place.

Interest expense on deposits increased $997,000 or 21.8% during the period as average interest bearing deposits grew $67.3 million compared to the average balance in the three months ended December 31, 2006. In addition, the cost of deposits increased 25 basis points compared to the same period in the prior year. Interest expense on advances and other borrowings increased $381,000 or 22.2% as a result of the cost of borrowings increasing 14 basis points and average total borrowings outstanding increasing approximately $29.0 million to $184.8 million during the 2007 period compared to $155.8 million during 2006. Interest expense on junior subordinated debentures was $93,000 for the three months ended December 31, 2007 compared to $92,000 for the same period one year ago. The junior subordinated debentures are the result of the Company's $5.0 million trust preferred securities offering in 2006.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended December 31, 2007 and 2006:

                                    Three Months Ended December 31,
                        ------------------------------------------------------
                                2007              2006
                        ------------------ ----------------
                                                                   Increase
                                                                  (Decrease)
                                                                  In Interest
                           Average            Average               Expense
                           Balance   Yield    Balance    Yield     From 2006
                        ------------ -----  ------------ -----   ------------
Now And Money Market
 Accounts               $203,523,577  3.15% $207,023,453  3.26%   $  (81,393)
Passbook Accounts         15,671,523  0.98    16,683,742  0.99        (2,603)
Certificate Accounts     308,615,496  5.09   236,810,841  4.81     1,081,114
FHLB Advances And Other
 Borrowed Money          184,848,789  4.54   155,837,665  4.40       380,615
Junior Subordinated
 Debentures                5,155,000  7.24     5,155,000  7.14         1,284
                        ------------  ----- ------------  -----   ----------
Total Interest-Bearing
 Liabilities            $717,814,385  4.32% $621,510,701  4.11%   $1,379,017
                        ============  ===== ============  =====   ==========

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

                Security Federal Corporation and Subsidiaries
    Item 2. Management's Discussion and Analysis of Financial Condition and
                   Results of Operations, Continued

The Company's provision for loan losses was $150,000 during the three months ended December 31, 2007 and 2006, respectively. The following table details selected activity associated with the allowance for loan losses for the three months ended December 31, 2007 and 2006:

                                         December 31, 2007   December 31, 2006
                                        ------------------- ------------------
Beginning Balance                        $        7,564,211 $       6,994,623
  Provision                                         150,000           150,000
  Charge-offs                                      (144,482)          (35,912)
  Recoveries                                         78,647            24,604
                                         ------------------ -----------------
Ending Balance                           $        7,648,376 $       7,133,315
                                         ================== =================
Allowance For Loan Losses As A
  Percentage Of Gross Loans Receivable
  And Loans Held For Sale At The End
  Of The Period                                        1.51%             1.66%
Allowance For Loan Losses As A
  Percentage Of Impaired Loans At
  The End Of The Period                              557.82%           451.86%
Impaired Loans                                    1,371,125         1,578,672
Non-accrual Loans And 90 Days Or More
  Past Due Loans As A Percentage Of
  Gross Loans Receivable And Loans Held
  For Sale At The End Of The Period                    0.73%             0.25%
Loans Receivable, Net                    $      500,091,429  $    421,483,354

Non-accrual loans and loans 90 days or more past due increased $2.6 million to $3.7 million for the three months ended December 31, 2007 when compared to the same period in 2006. The increase is primarily attributable to a slowing down of the real estate market in the Company's market area. The Company does not have a sub-prime lending program therefore this increase is not a direct result of the sub-prime lending crisis.

Non-Interest Income - Non-interest income increased $40,000 or 4.0% to $1.0 million for the three months ended December 31, 2007 from $988,000 for the same period one year ago. The following table provides a detailed analysis of the changes in the components of non-interest income:


                          Three Months Ended December 31, Increase (Decrease)
                          -------------------------------  ------------------
                                 2007        2006          Amounts   Percent
                              ----------   --------       --------   -------
Gain On Sale Of Loans         $  134,732   $ 88,137       $ 46,595     52.9%
Service Fees On Deposit
 Accounts                        307,045    296,135         10,910      3.7
Income From Cash Value Of
 Life Insurance                   92,246     62,037         30,209     48.7
Commissions On Insurance         145,148    198,772        (53,624)   (27.0)
Other Agency Income               19,670     20,248           (578)    (2.9)
Trust Income                     102,000    110,211         (8,211)    (7.5)
Other                            227,250    212,558         14,692      6.9
                              ----------   --------       --------   -------
Total Non-Interest Income     $1,028,091   $988,098       $ 39,993      4.0%
                              ==========   ========       ========   =======

Gain on sale of loans increased $47,000 or 52.9% to $135,000 for the three months ended December 31, 2007 compared to the same period one year ago. This increase is attributable to an increase in the origination and sale of fixed rate residential mortgage loans. Income from the cash value of life insurance was $92,000 for the three months ended December 31, 2007 compared to $62,000 during the same period one year ago. This increase is the result of the Company's purchase of bank owned life insurance for certain officers of the Company and the continued increase of the cash surrender value. Commissions on insurance decreased $54,000 to $145,000 during the quarter ended December 31, 2007 when compared to the same quarter one year ago.

                   Security Federal Corporation and Subsidiaries
    Item 2. Management's Discussion and Analysis of Financial Condition and
                     Results of Operations, Continued

The decrease can be attributed primarily to changes in South Carolina insurance laws enacted during the year that negatively impacted revenue, in addition to a decrease in the commissions percentages earned from the insurance companies. The Company anticipated these changes and is in the process of integrating and expanding its product lines and network to attempt to increase the revenues from this activity. Trust income decreased $8,000 to $102,000 during the period compared to $110,000 for the same period one year ago as a result of a decrease in the market value of the underlying trust accounts offset slightly by an increase in the number of trust accounts. The Bank earns trust fees as a percentage of the market value of each trust account. The market value of these accounts decreased approximately $1.0 million during the quarter ended December 31, 2007 when compared to the same quarter in the prior year due to a general decline in economic conditions in the market place.

Other miscellaneous income including credit life insurance commissions, safe deposit rental income, annuity and stock brokerage commissions, and other miscellaneous fees, increased $15,000 to $227,000 during the three months ended December 31, 2007 compared to $213,000 during the same period one year ago.

Non-Interest Expense - Non-interest expense increased $511,000 or 13.4% to $4.3 million for the three months ended December 31, 2007 from $3.8 million for the same period one year ago. The following table provides a detailed analysis of the changes in the components of non-interest expense:

                          Three Months Ended December 31, Increase (Decrease)
                          -------------------------------  ------------------
                                 2007        2006          Amounts   Percent
                              ----------   --------        -------   -------
Salaries And Employee
 Benefits                    $ 2,660,655  $2,361,104     $ 299,551    12.7%
Occupancy                        425,489     359,530        65,959    18.3
Advertising                       80,857      98,672       (17,815)  (18.1)
Depreciation And Maintenance
 Of Equipment                    333,985     300,211        33,774    11.3
FDIC Insurance Premiums           15,402       4,624        10,778   233.1
Amortization of Intangibles       22,500      22,500             -       -
Other                            789,044     670,071       118,973    17.8
                             -----------  ----------     ---------    -----
Total Non-Interest Expenses  $ 4,327,932  $3,816,712     $ 511,220    13.4%
                             ===========  ==========     =========    =====

Salary and employee benefits increased $300,000 to $2.7 million for the three months ended December 31, 2007 from $2.4 million for the same period one year ago. The majority of the increase is the result of hiring additional staff in connection with the Company's growth. Occupancy increased $66,000 or 18.3% to $425,000 for the three months ended December 31, 2007 when compared to $359,000 for the same period a year ago as a result of an increased number of facilities. Advertising expense decreased $18,000 to $81,000 for the three months ended December 31, 2007 from $99,000 for the same period one year ago. Other non- interest expenses increased $119,000 or 17.8% to $789,000 when compared to $670,000 for the same period one year ago.

Provision For Income Taxes - Provision for income taxes increased $9,000 or 2.0% to $488,000 for the three months ended December 31, 2007 from $479,000 for the same period one year ago. Income before income taxes was $1.5 million for the three months ended December 31, 2007 and 2006, respectively. The Company's combined federal and state effective income tax rate for the current quarter was 31.9% compared to 32.9% for the same quarter one year ago.


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
------------------------------------------------------------------------------

Net Income - Net income increased $238,000 or 7.9% to $3.3 million for the nine months ended December 31, 2007 compared to $3.0 million for the nine months ended December 31, 2006. The primary reason for the increased earnings was an increase in net interest income and non-interest income offset partially by an increase in non-interest expenses.

                  Security Federal Corporation and Subsidiaries
    Item 2. Management's Discussion and Analysis of Financial Condition and
                     Results of Operations, Continued

Net Interest Income - Net interest income increased $1.7 million or 12.9% to $15.1 million during the nine months ended December 31, 2007, compared to $13.4 million for the same period in 2006, as a result of an increase in interest income offset in part by an increase in interest expense. Average interest earning assets increased $87.2 million to $737.4 million while average interest-bearing liabilities increased $90.0 million to $691.5 million. The interest rate spread remained constant at 2.46% during the nine months ended December 31, 2007 and 2006. The Company's net interest margin decreased one basis point to 2.73% for the nine months ended December 31, 2007 from 2.74% for the same period last year.

Interest Income - Total interest income increased $6.6 million or 21.4% to $37.3 million during the nine months ended December 31, 2007 from $30.7 million for the same period in 2006. Total interest income on loans increased $4.8 million or 21.2% to $27.6 million during the nine months ended December 31, 2007, compared to $22.8 million for the same period in 2006. The increase is a result of the average loan portfolio balance increasing $69.8 million and the yield in the loan portfolio increasing 25 basis points.

Interest income from mortgage-backed securities increased $813,000 or 19.2% to $5.0 million as a result of an increase in the yield in the mortgage-backed portfolio and an increase in the average balance of the portfolio of $2.6 million. Interest income from investment securities increased $937,000 or 25.7% to $4.6 million as a result of an increase in the yield and average balance of the investment securities portfolio.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the nine months ended December 31, 2007 and 2006:

                                    Nine Months Ended December 31,
                        ------------------------------------------------------
                                2007              2006
                        ------------------ ----------------
                                                                   Increase
                                                                  (Decrease)
                                                                  In Interest
                                                                 And Dividend
                           Average            Average               Income
                           Balance   Yield    Balance    Yield     From 2006
                        ------------ -----  ------------ -----   ------------

Loans Receivable, Net   $472,350,077  7.80% $402,524,591  7.55%  $ 4,835,432
Mortgage-Backed
 Securities              136,239,152  4.93   133,593,423  4.22       812,691
Investments              127,408,732  4.80   112,603,515  4.32       937,059
Overnight Time             1,435,612  4.20     1,561,374  5.30       (16,844)
                        ------------  ----- ------------  -----  -----------
Total Interest-Earning
 Assets                 $737,433,573  6.74% $650,282,903  6.30%  $ 6,568,338
                        ============  ===== ============  =====  ===========

Interest Expense - Total interest expense increased $4.8 million or 27.9% to $22.2 million during the nine months ended December 31, 2007 compared to $17.3 million for the same period one year earlier. The increase in total interest expense is attributable to the increases in interest rates paid and the increase in the total amount of interest-bearing deposits and borrowings. The Company offered higher interest rates on certificate accounts during the period to remain competitive with new and existing financial institutions entering the market place during the period. Interest expense on deposits increased $3.3 million or 26.3% during the period as average interest bearing deposits grew $56.9 million compared to the average balance in the nine months ended December 31, 2006 while the cost of interest bearing deposits increased 45 basis points. Interest expense on advances and other borrowings increased $1.4 million or 28.9% as the cost of borrowings increased 30 basis points and average total borrowings outstanding increased approximately $30.0 million to $179.4 million during the nine months ended December 31, 2007 compared to the same period in 2006 while average total borrowings outstanding increased approximately $30.0 million. Interest expense on junior subordinated debentures was $276,000 for the nine months ended December 31, 2007 compared to $102,000 for the same period one year ago. The junior subordinated debentures are the result of the Company's $5.0 million trust preferred securities offering in 2006.

                 Security Federal Corporation and Subsidiaries
      Item 2. Management's Discussion and Analysis of Financial Condition and
                       Results of Operations, Continued

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the nine months ended December 31, 2007 and 2006:

                                    Nine Months Ended December 31,
                        ------------------------------------------------------
                                2007              2006
                        ------------------ -------------------
                                                                   Increase
                                                                  (Decrease)
                                                                  In Interest
                           Average            Average               Expense
                           Balance   Yield    Balance    Yield     From 2006
                        ------------ -----  ------------ -----   ------------
Now And Money Market
 Accounts               $205,550,000  3.20% $210,937,813  3.15%  $  (51,123)
Passbook Accounts         16,479,117  0.98    16,926,574  0.99       (3,560)
Certificate Accounts     284,859,916  5.05   222,170,422  4.46    3,359,456
FHLB Advances And Other
 Borrowed Money          179,454,602  4.49   149,495,522  4.19    1,356,921
Junior Subordinated
 Debentures                5,155,000  7.15     1,947,000  6.98      174,360
                        ------------  ----  ------------  -----  ----------
Total Interest-Bearing
 Liabilities            $691,498,635  4.28% $601,477,331  3.84%  $4,836,054
                        ============  ===== ============  =====  ==========

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

The Company's provision for loan losses was $450,000 during the nine months ended December 31, 2007 and 2006, respectively. The following table details selected activity associated with the allowance for loan losses for the nine months ended December 31, 2007 and 2006.

                                        December 31, 2007   December 31, 2006
                                       -------------------  -----------------

Beginning Balance                      $         7,296,791  $      6,704,734
Provision                                          450,000           450,000
Charge-offs                                       (212,893)         (111,191)
Recoveries                                         114,478            89,772
                                       -------------------  ----------------
Ending Balance                         $         7,648,376  $      7,133,315
                                       ===================  =================
Allowance For Loan Losses As A
  Percentage Of Gross Loans Receivable
  And Loans Held For Sale At The End
  Of The Period                                       1.51%             1.66%
Allowance For Loan Losses As A
  Percentage Of Impaired Loans At The
  End Of The Period                                 557.82%           451.86%
Impaired Loans                                   1,371,125         1,578,672
Nonaccrual Loans And 90 Days Or More
  Past Due Loans As A Percentage Of
  Gross Loans Receivable And Loans
  Held For Sale At The End Of The Period              0.73%             0.51%
Loans Receivable, Net                  $       500,091,429   $   421,483,354


Non-accrual loans and loans 90 days or more past due increased slightly during the nine months ended December 31, 2007 when compared to the prior period. The increase is primarily attributable to a slowing down of the real estate market in the Company's market area. The Company does not have a sub-prime lending program therefore this increase is not a direct result of the sub- prime lending crisis.

                    Security Federal Corporation and Subsidiaries
     Item 2. Management's Discussion and Analysis of Financial Condition and
                     Results of Operations, Continued

Non-Interest Income - Non-interest income increased $485,000 or 18.3% to $3.1 million for the nine months ended December 31, 2007 from $2.7 million for the same period one year ago. The following table provides a detailed analysis of the changes in the components of non-interest income:

                          Nine Months Ended December 31,        Increase
                          -------------------------------  ------------------
                                 2007         2006          Amounts   Percent
                              ----------    --------        -------   -------

Gain On Sale Of Loans         $  416,303   $ 295,390      $ 120,913    40.9%
Service Fees On Deposit
 Accounts                        957,790     865,638         92,152    10.6
Income From Cash Value Of
 Life Insurance                  241,447     180,582         60,865    33.7
Commissions On Insurance         464,309     413,407         50,902    12.3
Other Agency Income               75,838      30,674         45,164   147.2
Trust Income                     340,625     327,767         12,858     3.9
Other                            641,747     539,354        102,393    19.0
                              ----------  ----------      ---------    -----
Total Non-Interest Income     $3,138,059  $2,652,812      $ 485,247    18.3%
                              ==========  ==========      =========    =====

Gain on sale of loans increased $121,000 or 40.9% to $416,000 for the nine month period ended December 31, 2007 compared to $295,000 for the same period one year ago. Income from cash value of life insurance was $241,000 for the nine months ended December 31, 2007 compared to $181,000 during the same period one year ago. This increase is the result of the Company purchasing bank owned life insurance for certain officers of the Company and increases in the cash surrender value. Commissions on insurance and other agency income increased $96,000 to $540,000 during the nine months ended December 31, 2007 compared to $444,000 during the same period one year ago. This increase is attributable to the acquisition of the Collier Jennings' Companies which took place at the end of the first quarter in 2006, offset partially by decreases in second and third quarter earnings when compared to the same quarters in the prior year. The decreases in second and third quarter earnings were the result of changes in South Carolina insurance laws that negatively impacted revenue and decreases in commission percentages earned from the insurance companies. Other miscellaneous income including credit life insurance commissions, safe deposit rental income, annuity and stock brokerage commissions, and other miscellaneous fees, increased $102,000 to $642,000 during the nine months ended December 31, 2007 compared to $539,000 during the same period one year ago.

Non-Interest Expense - Non-interest expense increased $2.0 million or 17.9% to $13.0 million for the nine months ended December 31, 2007 from $11.0 million for the same period one year ago. The following table provides a detailed analysis of the changes in the components of non-interest expense:

                          Nine Months Ended December 31,        Increase
                          -------------------------------  ------------------
                                 2007         2006          Amounts   Percent
                              ----------    --------        -------   -------
Salaries And Employee
 Benefits                    $ 7,858,206  $ 6,789,633    $ 1,068,573   15.7%
Occupancy                      1,293,602    1,027,793        265,809   25.9
Advertising                      270,278      234,622         35,656   15.2
Depreciation And Maintenance
 Of Equipment                    990,601      908,006         82,595    9.1
FDIC Insurance Premiums           45,599       33,586         12,013   35.8
Amortization of Intangibles       67,500       45,000         22,500   50.0
Other                          2,434,592    1,950,577        484,015   24.8
                             -----------  -----------     ----------   -----
Total Non-Interest Expenses  $12,960,378  $10,989,217     $1,971,161   17.9%
                             ===========  ===========     ==========   =====

Salary and employee benefits increased $1.1 million to $7.9 million for the nine months ended December 31, 2007 from $6.8 million for the same period one year ago. The majority of the increase is the result of hiring additional staff in connection with the Company's growth including absorbing the Collier-Jennings Companies' employees and increased regulatory reporting requirements. Occupancy costs increased $266,000 or 25.9% to $1.3 million for the nine months ended December 31, 2007 as compared to $1.0 million for the same period one year ago as a result of the acquisition and construction of additional facilities during the period. Advertising expense increased $36,000 to $270,000 for the nine months ended December 31, 2007 from $235,000 for the same period one year ago. The increase is attributable to the Company using more print media advertising to attract deposits and consumer loans.

                    Security Federal Corporation and Subsidiaries
    Item 2. Management's Discussion and Analysis of Financial Condition and
                     Results of Operations, Continued

Provision For Income Taxes - Provision for income taxes increased $8,000 or 0.5% to $1.6 million for the nine months ended December 31, 2007 and 2006.

Income before income taxes was $4.8 million for the nine months ended December 31, 2007 compared to $4.6 million for the nine months ended December 31, 2006. The Company's combined federal and state effective income tax rate for the nine months ended December 31, 2007 was 32.6% compared to 34.2% for the same period one year ago.

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

During the nine months ended December 31, 2007 loan disbursements exceeded loan repayments resulting in a $64.1 million or 14.7% increase in total net loans receivable. During the nine months ended December 31, 2007, deposits increased $50.2 million, the Company drew $3.0 million on a line of credit with another financial institution and FHLB advances increased $24.7 million. The Bank had $57.2 million in additional borrowing capacity at the FHLB and $7.0 million remaining on the line of credit at the end of the period. At December 31, 2007, the Bank had $298.0 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed.

The Company opened two new branches during the quarter ended December 31, 2007 and intends to continue expanding its branch network, which could cause earnings to level off or decline for a period of time. The leveling off or decline in earnings will be attributed to the lag that exists from the time a branch is built to when it becomes profitable. In the next 12 months, the Company anticipates investing $3.0 to $4.0 million in land, buildings, and equipment. In the next 24 months, we anticipate investing $6.0 to $9.0 million in land, buildings, and equipment. The anticipated costs could be affected by increased construction costs, weather delays, and/or other uncertainties.

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

                 Security Federal Corporation and Subsidiaries
   Item 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations, Continued

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2007.

                                              After
                                  After One   Three             Greater
                           Within   Through   Through            Than
                             One    Three     Twelve   Within    One
(Dollars in thousands)      Month   Months    Months  One Year   Year   Total
                           ------  -------   -------  -------- ------- -------
Unused lines of credit    $ 1,691 $  7,268   $32,584  $41,543  $44,098 $85,641
Standby letters of credit      11       30       331      372      137     509
                          ------- --------   -------  -------  ------- -------
Total                     $ 1,702 $  7,298   $32,915  $41,915  $44,235 $86,150
                          ======= ========   =======  ======= ======== =======

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

For the nine months ended December 31, 2007, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.46%. For the year ended March 31, 2007, the interest rate spread was 2.51%. The interest rate spread decreased as a result of the rates paid on deposits outpacing the rates received on loans. The rate differential was offset partially by the growth of loan
receivables.   Loan receivables earn a higher yield than investment
securities. However, if interest rates were to increase suddenly and significantly, the Bank's net interest income and net interest spread would be compressed.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 ("Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that at December 31, 2007 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is
(i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and
(ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls: In the quarter ended December 31, 2007, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Item 2   Unregistered sales of Equity Securities and Use Of Proceeds
         -----------------------------------------------------------

                                                  (c)Total
                                                    Number     (d)Maximum
                                                  of Shares     Number of
                                                  Purchased    Shares that
                        (a) Total                 as Part of    May Yet Be
                        Number of   (b)Average     Publicly     Purchased
                          Shares    Price Paid    Announced       Under
      Period            Purchased   per Share      Program     the Program
     --------           ---------   ---------     ---------    -----------

October 1 -
 October 31, 2007          6,250      $24.16         6,250       68,725
November 1 -
 November 30, 2007         7,201       24.04         7,201       61,524
December 1 -
 December 31, 2007        46,663       23.99        46,663       14,861
                        --------------------------------------------------
Total                     60,114      $24.01        60,114       14,861
                        ==================================================

In May 2004, the Company's Board of Directors authorized a 5% repurchase plan, or 126,000 shares of the Company's outstanding common stock. As of December 31, 2007, 111,139 shares have been repurchased under this program. The Company repurchased 60,114 shares of its outstanding Common Stock during the three months ended December 31, 2007.

Item 3   Defaults Upon Senior Securities
         -------------------------------
         None

Item 4   Submission Of Matters To A Vote Of Security Holders
         ---------------------------------------------------
         None.

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


                                          SECURITY FEDERAL CORPORATION



Date:  February 14, 2008                  By:/s/Timothy W. Simmons
                                             -------------------------------
                                             Timothy W. Simmons
                                             President
                                             Duly Authorized Representative




Date:  February 14, 2008                  By:/s/Roy G. Lindburg
                                             -------------------------------
                                             Roy G. Lindburg
                                             Chief Financial Officer
                                             Duly Authorized Representative

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


Date: February 14, 2008
                                        /s/Timothy W. Simmons
                                        -------------------------------------
                                        Timothy W. Simmons
                                        President and Chief Executive Officer

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


Date: February 14, 2008

                                          /s/Roy G. Lindburg
                                          --------------------------------
                                          Roy G. Lindburg
                                          Chief Financial Officer

                                   EXHIBIT 32

          Certification Pursuant to Section 906 of the Sarbanes Oxley Act

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                       OF SECURITY FEDERAL CORPORATION
          PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350), each of the undersigned hereby certifies in his capacity as an officer of Security Federal Corporation (the "Company") and in connection with the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007 that:

      1. the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

      2. the information contained in the Report fairly presents, in all material respects, the Company's financial condition and results of operations as of the dates and for the periods presented in the financial statements included in the Report.



/s/Timothy W. Simmons                       /s/Roy G. Lindburg
-----------------------------               -------------------------------
Timothy W. Simmons                          Roy G. Lindburg
Chief Executive Officer                     Chief Financial Officer


Dated: February 14, 2008