Form 10-K
period 2008-03-31
SECURITY FEDERAL CORP
filed 2008-06-27
CIK 818677

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           ________________________

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended March 31, 2008                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

                      Commission File Number: 0-16120

                       SECURITY FEDERAL CORPORATION
------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

        South Carolina                                      57-08580504
-----------------------------------------------       -----------------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

238 Richland Avenue West, Aiken, South Carolina                29801
-----------------------------------------------       -----------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:       (803) 641-3000
                                                      -----------------------
Securities registered pursuant to Section 12(b)
of the Act:                                                    None
                                                      -----------------------
Securities registered pursuant to Section 12(g)
of the Act:                                           Common Stock, par value
                                                          $0.01 per share
                                                      -----------------------
                                                          (Title of Class)

   Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act. YES      NO    X
                                                  ----      ----

   Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. YES      NO  X
                                                        ----    ----

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                    ----     ----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer       Accelerated filer     Non-accelerated filer  X
                        ----                   ----                       ----
Smaller reporting company
                           ----

     Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  YES       NO  X
                                                 ----     ----
     As of June 12, 2008, there were issued and outstanding 2,531,906 shares of the registrant's Common Stock, which are traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol "SFDL." The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of September 30, 2007, was $44.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

                     DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of the Registrant's Annual Report to Stockholders for the Fiscal Year Ended March 31, 2008. (Parts I and II)

    2. Portions of the Registrant's Proxy Statement for the 2008 Annual Meeting of Stockholders. (Part III)

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

     At March 31, 2008, the Company had assets of approximately $840.0 million, deposits of approximately $590.9 million and shareholders' equity of approximately $47.5 million.

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

     In October 1993, Security Federal increased its branch network to nine offices with the completion of its acquisition of four former NationsBank of South Carolina, N.A. branches located in Aiken County. In February 1996, Security Federal opened a new branch office in the Aiken Wal-Mart Superstore. The Bank opened a branch in West Columbia, Lexington County, South Carolina, in December 2000, which provided the Bank with the opportunity to expand its market area. In August 2003, the Bank opened a new branch in Lexington, South Carolina. During February 2004, the Bank completed the sale of its Denmark, South Carolina branch office to South Carolina Bank and Trust, N.A. of Orangeburg, South Carolina. In January 2006, the Bank closed its branch in the Aiken Wal-Mart Superstore and replaced it with a free standing branch on an out parcel in the Aiken Exchange Shopping Center. In December 2007, the Bank opened a new full service branch office in Evans, Georgia, and a new full service branch office in Columbia, South Carolina.

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

Selected Consolidated Financial Information
-------------------------------------------

     This information is incorporated by reference to page 7 of the 2008 Annual Report to Stockholders ("Annual Report").

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

     Residential adjustable rate mortgage loans ("ARMs") constituted approximately 22.9% of the Bank's total outstanding loan portfolio at March 31, 2008.

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

                                                         At March 31,
                    ---------------------------------------------------------------------------------------
                         2008              2007              2006              2005              2004
                    ---------------   ---------------   ---------------   ---------------   ---------------
                    Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent
                    ------  -------   ------  -------   ------  -------   ------  -------   ------  -------
                                                         (Dollars in Thousands)
TYPE OF LOAN:
-------------
Fixed rate loans
----------------
Residential real
 estate............ $ 12,036   2.3% $  11,620   2.6%     $11,594   3.0%    $31,336   9.3%    $43,911  15.8%
Commercial business
 and commercial
 real estate.......  154,558  28.9    126,987  28.2       99,446  25.4      77,202  22.8      62,799  22.6
Consumer...........   37,026   6.9     37,123   8.2       32,342   8.3      27,047   8.0      26,508   9.5
                    -------- ------  -------- ------    -------- ------   -------- ------   -------- ------
  Total fixed rate
   loans...........  203,620  38.1    175,730  39.0      143,382  36.7     135,585  40.1     133,218  47.9
                    -------- ------  -------- ------    -------- ------   -------- ------   -------- ------

Adjustable rate loans
---------------------
Residential real
 estate............  122,123  22.9    115,422  25.6      111,753  28.6      93,564  27.7      67,516  24.3
Commercial business
 and commercial real
 estate............  178,829  33.4    132,221  29.4      109,768  28.0      85,015  25.2      58,313  20.9
Consumer...........   29,806   5.6     26,687   5.9       26,271   6.7      23,797   7.0      19,133   6.9
                    -------- ------  -------- ------    -------- ------   -------- ------   -------- ------
  Total adjustable
   rate loans......  330,758  61.9    274,330  61.0      247,792  63.3     202,376  59.9     144,962  52.1
                    -------- ------  -------- ------    -------- ------   -------- ------   -------- ------
  Total loans......  534,378 100.0%   450,060 100.0%     391,174 100.0%    337,961 100.0%    278,180 100.0%
                             ======           ======             ======            ======            ======
Less
----
Loans in process...    8,064            6,443              9,185            14,627            12,356
Deferred fees and
 discounts.........      315              281                175               161               165
Allowance for loan
 losses............    8,067            7,297              6,705             6,284             5,764
                    --------         --------           --------          --------          --------
 Total loans
  receivable....... $517,932         $436,039           $375,109          $316,889          $259,895
                    ========         ========           ========          ========          ========

    The total amount of loans due after March 31, 2009, which have predetermined or fixed interest rates is
$141.7 million, while the total amount of loans due after that date which have floating or adjustable interest rates is $166.3 million.



    The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages by type of loan, and presents a reconciliation of total loans receivable before net items.

                                                         At March 31,
                    ---------------------------------------------------------------------------------------
                         2008              2007              2006              2005              2004
                    ---------------   ---------------   ---------------   ---------------   ---------------
                    Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent
                    ------  -------   ------  -------   ------  -------   ------  -------   ------  -------
                                                         (Dollars in Thousands)
TYPE OF LOAN:
-------------

Real Estate Loans:
 Residential real
  estate.......... $116,184   21.7%  $109,532  24.3%     $99,561  25.4%   $105,516  31.2%    $95,863  34.5%
 Residential
  construction....   17,975    3.4     17,510   3.9       23,786   6.1      19,384   5.8      15,564   5.6
                   --------  ------  -------- ------    -------- ------   -------- ------   -------- ------
  Total real estate
   loans..........  134,159   25.1    127,042  28.2      123,347  31.5     124,900  37.0     111,427  40.1
                   --------  ------  -------- ------    -------- ------   -------- ------   -------- ------
Commercial business
 and commercial real
 estate...........  333,387   62.4    259,208  57.6      209,214  53.5     162,217  48.0     121,112  43.5
Consumer loans:
 Deposit account..    1,569    0.3      1,647   0.4        1,180   0.3       1,145   0.3       1,383   0.5
 Home equity
  lines...........   22,693    4.2     20,086   4.4       20,059   5.1      16,918   5.0      13,694   4.9
 Consumer first
  and second
  mortgages.......   19,076    3.6     22,868   5.1       22,144   5.7      22,327   6.6      15,080   5.4
 Premium finance..      778    0.1        892   0.2           --     -          --     -          --    --
 Other............   22,716    4.3     18,317   4.1       15,230   3.9      10,454   3.1      15,484   5.6
                   --------  ------  -------- ------    -------- ------   -------- ------   -------- ------
  Total consumer
   loans..........   66,832   12.5     63,810  14.2       58,613  15.0      50,844  15.0      45,641  16.4
                   --------  ------  -------- ------    -------- ------   -------- ------   -------- ------
  Total loans.....  534,378  100.0%   450,060 100.0%     391,174 100.0%    337,961 100.0%    278,180 100.0%
                             ======           ======             ======            ======            ======
Less:
Loans in process..    8,064             6,443              9,185            14,627            12,356
Deferred fees and
 discounts........      315               281                175               161               165

Allowance for loan
 losses...........    8,067             7,297              6,705             6,284             5,764
                   --------          --------           --------          --------          --------
 Total loans
  receivable...... $517,932          $436,039           $375,109          $316,889          $259,895
                   ========          ========           ========          ========          ========

                                                    5

   The following schedule illustrates the maturities of Security Federal's loan portfolio at March 31, 2008. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period when the contract is due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                 At March 31, 2008
                              ------------------------------------------------
                                                          Commercial
                                                          Business and
                               Residential                Commercial
                               Real Estate   Consumer     Real Estate   Total
                              ------------  ------------  ----------- --------
                                                (In Thousands)

Six months or less (1)....... $      7,459  $     7,832   $   96,190  $111,481
Over six months to one year..        4,825        2,669       53,187    60,681
Over one year to three years.          687        9,230       85,170    95,087
Three to five years..........          416       11,479       63,753    75,648
Over five to ten years.......        2,993        9,764       20,273    33,030
Over ten years...............      109,714       25,858       14,814   150,386
                              ------------  -----------   ----------  --------
 Total (2)................... $    126,094  $    66,832   $  333,387  $526,313
                              ============  ===========   ==========  ========
___________
(1) Includes demand loans, loans having no stated maturity, overdraft loans and equity line of credit loans.
(2) Loan amounts are net of undisbursed funds for loans in process of $8.1 million.

    Loan Originations, Purchases and Sales. The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.


                                                Year Ended March 31,
                                  --------------------------------------------
                                    2008    2007      2006     2005     2004
                                  -------  -------   -------  ------   -------
                                                   (In Thousands)

Originated:
Adjustable rate - residential
 real estate.................... $ 47,432  $40,380  $ 45,259  $43,578 $ 47,263
Fixed rate - residential real
 estate (1).....................   39,268   30,542    28,946   41,746   73,291
Consumer........................   31,663   34,748    33,621   29,290   26,829
Commercial business and
 commercial real estate.........  311,839  283,749   198,360  134,439   91,562
                                 -------- --------  -------- -------- --------
 Total consumer/commercial
  business real estate..........  343,502  318,497   231,981  163,729  118,391
                                 -------- --------  -------- -------- --------
    Total loans originated...... $430,202 $389,419  $306,186 $249,053 $238,945
                                 ======== ========  ======== ======== ========
Purchased....................... $ 15,618 $ 10,200  $  5,060 $  6,536 $  3,500

Acquired in acquisition of
 Collier Jennings Financial
 Corporation....................       --      708        -        -        --

Less:
Sold:
 Fixed rate -
  residential real estate....... $ 38,502 $ 30,333  $ 29,903  $25,957  $63,497
 Fixed rate -
  commercial real estate........    4,695    8,106        -        --       --
 Adjustable rate -
  commercial real estate........    4,000    3,240     2,300       -        --
Principal repayments............  315,108  299,763   225,830  169,851  157,979
Increase (decrease) in other
 items, net.....................    1,622   (2,044)   (5,007)   2,787    4,230
Net increase.................... $ 81,893 $ 60,929  $ 58,220  $56,994  $16,739
___________
(1) Includes newly originated fixed rate loans held for sale and construction/ permanent loans converted to fixed rate loans and sold.

    In addition to interest earned on loans, the Bank receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for the creation of the loan. The Bank's loan origination fees are generally 1% on conventional residential mortgages, and 0.25% to 1% on commercial real estate loans and commercial business loans. The total fee income (including amounts amortized to income as yield adjustments) for the fiscal year ended March 31, 2008 was $1.3 million.

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

                                            At or For the Year Ended March 31,
                                          ------------------------------------
                                            2008          2007          2006
                                          ---------     --------      --------
                                               (Dollars in Thousands)
Net deferred mortgage loan
 origination fees earned during
 the period (1)........................    $  103       $  173        $   170
Mortgage loan origination fees earned
 as a percentage of total portfolio
 mortgage loans originated during
 the period............................       0.2%         0.4%           0.4%
Net deferred mortgage loan origination
 fees in loan portfolio at end of
 period................................    $  115       $  114        $   175
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

    In fiscal 2008, Security Federal sold $38.5 million in fixed rate residential loans on a service released basis on the secondary market. Loans closed but not yet settled with Freddie Mac or other investors, are carried in the Bank's "loans held for sale" portfolio. At March 31, 2008, the Bank had $2.3 million of loans held for sale. These loans are fixed rate residential loans that have been originated in the Bank's name and have closed. Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Bank's customers. Therefore, these loans present very little market risk for the Bank. The Bank usually delivers to and receives funding from the investor within 30 days. Security Federal originates all of its loans held for sale on a "best efforts" basis. Best efforts means that the Bank suffers no penalty if it is unable to deliver a loan to a potential investor.

    The Bank also originates and holds adjustable and fixed rate construction loans. The construction loans are for one year terms. At March 31, 2008, the Bank held $18.0 million, or 3.4% of the total loan portfolio, in construction loans to individuals in its residential portfolio. At March 31, 2008, the Bank also held approximately $6.4 million in longer term fixed rate residential mortgage loans. These loans, which were 1.2% of the entire loan portfolio at March 31, 2008, had converted from ARM loans to fixed rate loans during the previous 60 months, and had remaining maturities of 10 to 29 years. The Bank no longer originates ARM loans with conversion features nor has any loans in its portfolio with conversion features.

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

    Upon receipt of a loan application and all required related information from a prospective borrower, the loan application is submitted for approval or rejection. The residential mortgage loan underwriters approve loans which meet Freddie Mac and Fannie Mae underwriting requirements, not to exceed $417,000 per loan, Federal Housing Administration ("FHA") loans not to exceed $200,161 and Veterans' Administration ("VA") loans not to exceed $417,000. The Chairman of the Company, the Chief Executive Officer of the Bank, or the President of the Bank individually have the authority to approve loans of $300,000 or less, except as set forth above for conforming conventionally underwritten, single family mortgage loans, which are approved by the underwriters. The two Executive Vice Presidents/Lending and the Senior Vice President/Mortgage Lending have the authority to approve loans up to $250,000. Loans in excess of $300,000 up to $500,000 require the approval of any two of the Chairman of the Company, the Chief Executive Officer of the Bank, the President of the Bank and the Senior Vice President/Mortgage Lending or either of the two Executive Vice Presidents/Lending. Commercial, consumer and all non-conforming real estate loans in excess of $350,000 up to $500,000 require approval of any two of the Chairman of the Company, the Chief Executive Officer of the Bank, or the President of the Bank, and any loan in an amount in excess of $500,000 must be approved by the Bank's Executive Committee, which operates as the Bank's Loan Committee. The loan approval limits shown are the aggregate of all loans to any one borrower or entity, not including loans that are the borrower's primary residence, and are conventionally underwritten.

    The general policy of Security Federal is to issue loan commitments to qualified borrowers for a specified time period. These commitments are generally for a period of 45 days or less. With management approval, commitments may be extended for a longer period. As of March 31, 2008, Security Federal had $585,000 of residential mortgage loan commitments for portfolio loans issued (excluding undisbursed portions of construction loans in process). Security Federal had outstanding commitments available on retail lines of credit (including home equity and other consumer loans) totaling $30.5 million as of March 31, 2008. See Note 16 of the Notes to Consolidated Financial Statements contained in the Annual Report.

    Permanent Residential Mortgage Lending. Permanent residential real estate mortgage loans constituted approximately 21.7% of the Bank's total outstanding loan portfolio at March 31, 2008.

    Security Federal offers a variety of ARMs which offer adjustable rates of interest, payments, loan balances or terms to maturity which vary according to specified indices. The Bank's ARMs generally have a loan term of 15 to 30 years with initial rate adjustments every one, three, five or seven years during the term of the loan. After the initial rate adjustment, the loan rate then adjusts annually. Most of the Bank's ARMs contain a 200 basis point limit as to the maximum amount of change in the interest rate at any adjustment period and a 500 or 600 basis point limit over the life of the loan. The Bank generally originates ARMs to hold in its portfolio. These loans are generally made consistent with Freddie Mac and Fannie Mae guidelines. At March 31, 2008, residential ARMs totaled $122.1 million, or 22.9%
of the Bank's loan portfolio. For the year ended March 31, 2008, the Bank originated $86.7 million in residential real estate loans, 54.7% of which had adjustable rates of interest.

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

    The Bank also provides construction financing for single family dwellings to owner-occupants. Construction loans are generally made for periods of six months to one year with either adjustable or fixed rates. At March 31, 2008, residential construction loans on one- to four-family dwellings to owner-occupants totaled $18.0 million, or 3.4%, of the Bank's loan portfolio. On loans of this type, the Bank seeks to evaluate the financial condition and prior performance of the builder, as well as the borrower's creditworthiness and his or her general ability to make principal and interest payments, and the value of the property that will secure the loan. On construction loans offered to individuals (non-builders), the Bank offers a construction/permanent loan. The construction portion of the loan has an adjustable rate (typically prime) or a fixed rate (typically prime plus 0.25%) during the construction period. After construction, the loan then automatically converts to an ARM loan. The borrower also has the option, after the construction period only, to convert the loan to a fixed rate loan which the Bank then sells on the secondary market immediately on a service released basis.

    Commercial Business and Commercial Real Estate Loans. The commercial business and commercial real estate loans originated by the Bank are primarily secured by business properties, churches, income property developments, undeveloped land, business equipment, furniture and fixtures, inventory and receivables. At March 31, 2008, the Bank had approximately $333.4 million, or 62.4%, of the Bank's total loan portfolio, in commercial business and commercial real estate loans. Approximately $183.4 million, or 55.0% of these loans were secured primarily by real estate at March 31, 2008. Included in these loans is approximately $31.1 million in loans for the construction of single family dwellings to builders with a term of typically one year. Not included in these loans are approximately $45.9 million in acquisition and
development loans with terms of typically two to three years.   Loans secured
by commercial real estate are typically written for terms of 10 to 20 years. Commercial loans not secured by real estate are typically based on terms of three to 60 months. Fixed rate loans typically balloon at the end of three to seven years. Adjustable rate loans are usually tied to the prime interest rate or LIBOR as quoted in the Wall Street Journal, and adjust daily, monthly or annually. Some adjustable rate loans have interest rate caps, although most of these loans have a five year balloon.

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

    At March 31, 2008, the Bank did not have any commercial business or commercial real estate loans to one borrower in excess of $7.0 million. Federal law restricts the Bank's permissible lending limits to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus. The Bank has only infrequently made loans to one borrower equal to the amount federal law allows, or approximately $8.9 million as calculated at March 31, 2008.

    Consumer Loans. The Bank originates consumer loans for any personal, family or household purpose, including the financing of home improvements, loans to individuals for residential lots for a future home, automobiles, boats, mobile homes, recreational vehicles and education. The Bank also makes consumer first and second mortgage loans secured by residences. These loans typically do not qualify for sale in the secondary market, but are generally not considered sub-prime lending. In addition, the Bank has expanded its home equity lending program. Home equity loans are secured by mortgage lines on the borrower's principal or second residence. At March 31, 2008, the Bank had $22.7 million of home equity lines of credit outstanding and $23.8 million of additional commitments of home equity lines of credit. The Bank also makes secured and unsecured lines of credit available. Although consumer loans involve a higher level of risk than one- to four-family residential mortgage loans, they generally provide higher yields and have shorter terms to maturity than one- to four-family residential mortgage loans. At March 31, 2008, the Bank had total consumer loans of $66.8 million, or 12.5% of the Bank's loan portfolio.

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

    The Bank also has a credit card program. As of March 31, 2008, the Bank had issued 1,511 Visa credit cards with total approved credit lines of $5.5 million, of which $1.8 million was outstanding.

Loan Delinquencies and Defaults
-------------------------------

    General. The Bank's collection procedures provide that when a real estate loan is approximately 20 days past due, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and establish a program to bring the loan current. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates foreclosure proceedings after the customer has been notified by certified mail. At March 31, 2008, the Bank had property acquired as the result of foreclosures and other property repossessed classified as repossessed assets valued at $767,000.

    Delinquent Loans. The following table sets forth information concerning delinquent loans at March 31, 2008. The amounts presented represent the total remaining principal balances of the delinquent loans (before specific reserves for losses), rather than the actual payment amounts which are overdue.



                                   Real Estate                         Non-Real Estate
                          --------------------------------      ---------------------------------
                                                                                    Commercial
                           Residential        Commercial           Consumer          Business
                          ---------------   --------------       --------------  ----------------
                          Number   Amount   Number  Amount       Number   Amount  Number   Amount
                          ------   ------   ------  ------       ------   ------  ------   -------
                                    (Dollars in Thousands, number of loans are actual)
Loans delinquent for:
30 - 59 days............   13      $1,520     22    $5,322         34     $1,025    18     $ 6,519
60 - 89 days............    1          94      2     1,031          8         54     3           8
90 days and over........    5         609     11     1,168         10        416     8       3,826
                          ------   ------   ------  ------       ------   ------  ------   -------
Total delinquent loans..   19      $2,223     35    $7,521         52     $1,495    29     $10,353
                          ======   ======   ======  ======       ======   ======  ======   =======




     Classified Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require savings associations to classify their own assets and to establish prudent general allowances for loan losses for assets classified "substandard" or "doubtful." For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge off such amount. In addition, the Office of Thrift Supervision ("OTS") may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of an association. See "Regulation
 Federal Regulation of Savings Institutions."Assets which do not currently expose the savings association to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are designated "special mention" by management.

     At March 31, 2008, approximately $16.0 million of the Bank's loans were classified "substandard" compared to $10.8 million at March 31, 2007. In fiscal 2005, the Bank began applying stricter standards in securitizing its loan portfolio for classification purposes in conjunction with the formation of a Credit Administration Department. At March 31, 2008, $1.6 million were classified as "special mention" compared to $2.3 million at March 31, 2007. The Bank had no loans classified as "doubtful" or "loss" at March 31, 2008. As of March 31, 2008, there were loans totaling $187,000 which were troubled debt restructurings within the meaning of Statement of Financial Accounting Standard ("SFAS") No. 15. The Bank's policy is to classify all troubled debt restructurings as substandard. The Bank's classification of assets is consistent with OTS regulatory classifications.

     Non-performing Assets. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. In addition, all loans are placed on non-accrual status when the loan becomes 90 days or more contractually delinquent. All consumer loans more than 90 days delinquent are charged against the consumer loan allowance for loan losses unless there is adequate collateral which is in the process of being repossessed or foreclosed on. At March 31, 2008, the Bank did not have any troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rate. Other loans of concern are those loans (not delinquent more than 60 days) that management has determined need to be closely monitored as the potential exists for increased risk on these loans in the future. Nonperforming loans are reviewed monthly on a loan by loan basis. Charge-offs, whether partial or in full, associated with these loans will vary based on estimates of recovery for each loan.

     The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio.

                                                At March 31,
                              ----------------------------------------------
                               2008      2007      2006      2005      2004
                              ------    ------    ------    ------    ------
                                           (Dollars in Thousands)
Loans Delinquent 60 to
 89 Days:
  Residential...............  $   94    $  621    $  182   $    73   $   72
  Consumer..................      54        97         5        13       73
  Commercial business and
   real estate..............   1,039     1,031       420        13       88
                              ------    ------    ------   -------   ------
   Total..................... $1,187    $1,749    $  607   $    99   $  233
                              ======    ======    ======   =======   ======
   Total as a percentage of
    total assets.............   0.14%     0.24%     0.09%     0.02%    0.04%

Non-Accruing Loans Delinquent
 90 Days or More:
  Residential...............  $  609    $  353    $  412   $   569   $  559
  Consumer..................     416       142       133       140      243
  Commercial business and
   real estate..............   4,994       560       646     1,721    1,242
                              ------    ------    ------   -------   ------
    Total...................  $6,019    $1,055    $1,191   $ 2,430   $2,044
                              ======    ======    ======   =======   ======
    Total as a percentage
     of total assets........    0.72%     0.14%     0.18%     0.42%    0.39%

Troubled debt
 restructurings.............  $  187    $  204    $  418   $   434   $  646(1)
Repossessed assets..........  $  767    $   25    $   91   $    53   $   51
Allowance for loan losses...  $8,067    $7,297    $6,705   $ 6,284   $5,764
___________
(1) $201,000 of troubled debt restructurings are included in non-accruing loans.

     For the fiscal year ended March 31, 2008, the interest income which would have been recognized with respect to non-accruing loans, had such loans been current in accordance with their original terms and with respect to troubled debt restructurings, had such loans been current in accordance with their original terms, totaled $238,000 compared to $107,000 for the year ended March 31, 2007.

     At March 31, 2008, non-accruing loans totaled $6.0 million, compared to $1.1 million and $1.2 million at March 31, 2007 and 2006, respectively. Included in non-accruing loans at March 31, 2008 were five residential real estate loans totaling $609,000, 19 commercial loans totaling $5.0 million and 10 consumer loans totaling $416,000. Of the 10 consumer loans on non-accrual status at fiscal year end, no loan exceeded $180,000. Of the 19 commercial loans on non-accrual status at fiscal year end, no loan exceeded $1.4 million.

     The Bank had five loans totaling $187,000 at fiscal year end which were troubled debt restructurings compared to five loans of $204,000 at March 31, 2007. The five troubled debt restructurings were three consumer loans totaling $170,000 secured by residential dwellings, a $9,000 consumer loan secured by a second mortgage on a residence, and a $8,000 unsecured commercial loan. The $9,000 consumer loan was 60 days delinquent at March 31, 2008. The remaining four loans were current at March 31, 2008.

     At March 31, 2008, repossessed assets had an outstanding carrying value of $767,000 and consisted of four single family dwellings, two residential lots, and a tractor.

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

     At March 31, 2008, total reserves relating to loans were $8.1 million.
In determining the adequacy of the reserve for loan losses, management reviews past experience of loan charge-offs, the level of past due and non-accrual loans, the size and mix of the portfolio, general economic conditions in the market area, and individual loans to identify potential credit problems. Commercial business, commercial real estate and consumer loans have increased to $400.2 million, or 74.9% of the Bank's total loan portfolio at March 31, 2008, and it is anticipated there will be a continued emphasis on this type of credit. Although commercial and consumer loans carry a higher level of credit risk than conventional residential mortgage loans, the level of reserves reflects management's continuing evaluation of this risk based on upon the Bank's past loss experience. At fiscal year end, the Bank's ratio of loans delinquent more than 60 days to total assets was 0.86%. These delinquent loans are considered to be well secured and are in the process of collection. Management uses four methods or calculations to estimate the adequacy of the reserve using the factors mentioned above. The reserve is management's best estimate for the reserve. There can be no guarantee that the estimate is adequate or accurate. Management believes that reserves for loan losses are at a level adequate to provide for inherent loan losses. Although management believes that it has considered all relevant factors in its estimation of future losses, future adjustments to reserves may be necessary if conditions change substantially from the assumptions used in making the original estimations. Regulators will from time to time evaluate the allowance for loan losses which is subject to adjustment based upon the information available to the regulators at the time of their examinations.

     Management believes the Bank has no undue concentration of loans in any one particular industry. At March 31, 2008, the Bank had no allowance for losses on real estate owned.

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                At March 31,
                             -------------------------------------------------
                                2008      2007      2006      2005      2004
                             --------   --------  --------  --------  --------
                                           (Dollars in Thousands)
Balance at beginning
 of year..................   $  7,297   $  6,705   $ 6,284  $  5,764  $ 4,911
Allowance acquired in
 acquisition..............         -          22        -         --       --
Provision charged to
 operations...............        895        600       660       780    1,200

Charge-offs:
 Residential real estate..         15          9        25        29       38
 Commercial business and
  commercial real estate..        146         16       159       257      164
 Consumer.................         89        108       117       157      467
                              -------    -------   -------    ------   ------
  Total charge-offs.......        250        133       301       443      669
                              -------    -------   -------    ------   ------
Recoveries:
 Residential real estate..          1         -          4        -        --
 Commercial business and
  commercial real estate..         83         23        33       112       16
 Consumer.................         41         80        25        71      306
                              -------    -------   -------    ------   ------
  Total recoveries........        125        103        62       183      322
                              -------    -------   -------    ------   ------
Balance at end of year....     $8,067     $7,297    $6,705    $6,284   $5,764
                              =======    =======   =======    ======   ======

Ratio of net charge-offs
 during the year to average
 loans outstanding during
 the year . . . . . . . . . .    0.03%      0.01%     0.07%     0.09%    0.14%
                              =======    =======   =======    ======   ======


     The distribution of the Bank's allowance for loan losses at the dates indicated is summarized in the following table.  The entire allowance is available to absorb losses from all loan categories.

                                                             At March 31,
                         ----------------------------------------------------------------------------------
                               2008             2007             2006             2005             2004
                         --------------    -------------    -------------    -------------    -------------
                         Amount   Loans    Amount  Loans    Amount  Loans    Amount  Loans    Amount  Loans
                         ------   -----    ------  -----    ------  -----    ------  -----    ------  -----
                                                        (Dollars in Thousands)

Residential............  $  665   25.2%     $  619  28.2%   $  568  31.5%    $  531  37.0%    $ 500   40.1%
Consumer...............   3,712   12.5       3,339  14.2     3,068  15.0      2,876  15.0     2,632   16.4
Commercial business
 and commercial real
 estate................   3,690   62.3       3,339  57.6     3,069  53.5      2,877  48.0     2,632   43.5
                         ------  ------     ------ ------   ------ ------    ------ ------   ------  ------
 Total.................  $8,067  100.0%     $7,297 100.0%   $6,705 100.0%    $6,284 100.0%   $5,764  100.0%
                         ======  ======     ====== ======   ====== ======    ====== ======   ======  ======

Service Corporation
-------------------

     As a federally chartered savings bank, Security Federal is permitted by OTS regulations to invest up to 3% of its assets in the stock of service corporations, provided that any investment in excess of 2% of its assets must be primarily for community, inner-city or community development purposes. At March 31, 2008, Security Federal's net investment in its service corporations (including loans to service corporations) totaled $3.6 million. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings bank may engage in directly.

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

    Collier Jennings Financial Corporation. Collier Jennings Financial Corporation is a subsidiary of SFINS, a subsidiary of the Bank, which is described above. The Company acquired the insurance and premium finance businesses of Collier Jennings Financial Corporation and its subsidiaries, Collier-Jennings, Inc., The Auto Insurance Store, Inc., and Collier-Jennings Premium Pay Plans, Inc. (the "Collier-Jennings Companies"), effective as of June 30, 2006.

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

                                                     At March 31,
                                              ----------------------------
                                                2008     2007       2006
                                              --------  -------   --------
                                                     (In Thousands)

Interest bearing deposit at FHLB.............  $ 1,846  $ 1,795   $  3,715
                                               ------- --------   --------
  Total......................................  $ 1,846  $ 1,795   $  3,715
                                               ======= ========   ========
Investment Securities:
 Available for Sale:
  FHLB securities............................  $32,517  $38,373   $ 24,005
  Federal Farm Credit Bank securities........   15,173    9,214      2,941
  Fannie Mae bonds...........................    3,006    2,930        979
  Freddie Mac bonds..........................       -        64        230
  Equity Securities..........................       89      104        103
                                               ------- --------   --------
   Total securities available for sale.......   50,785   50,685     28,258
                                               ------- --------   --------
 Held to Maturity:
  FHLB securities............................   18,000   55,995     66,002
  Federal Farm Credit Bank securities........    2,000    7,989      8,986
  Equity Securities..........................      155      155         --
                                               ------- --------   --------
   Total securities held to maturity.........   20,155   64,139     74,988
                                               ------- --------   --------
Total securities (1).........................   70,940  114,824    103,246
FHLB stock...................................    9,497    8,209      7,150
                                               ------- --------   --------
Total securities and FHLB stock (1)..........  $80,437 $123,033   $110,396
                                               ======= ========   ========
___________
(1)  Does not include mortgage-backed securities.

    At March 31, 2008, the Company did not have any investment securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total book value in excess of 10% of stockholders' equity.

    FHLB securities, Federal Farm Credit Bank securities, Fannie Mae bonds and Freddie Mac bonds are all securities that are issued by government sponsored enterprises (GSEs). GSE securities are not backed by the full faith and credit of the United States government.

    The following table sets forth the maturities or repricing of investment securities and FHLB stock at March 31, 2008, and the weighted average yields of such securities and FHLB stock (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security). Callable securities are shown at their likely call dates based on current interest rates. The table was prepared using amortized cost.

                                      Maturing or Repricing
                -------------------------------------------------------------
                                  After One       After Five
                    Within        But Within      But Within        After
                   One Year       Five Years      Ten Years       Ten Years
                -------------   -------------   -------------   -------------
                Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield
                ------- -----   ------  -----   ------  -----   ------  -----
                                     (Dollars in Thousands)
U.S. Government
 sponsored
 enterprises... $28,595  5.15%  $22,144  5.16%  $   --     --%  $   --    --%
FHLB stock (1).   9,497  6.00        -     --       --     --       --    --
Other equity
 securities....     103  0.20        -     -        -      -        -     --
                -------  -----  ------- ------  ------   -----  ------  -----
  Total (2).... $38,195  5.35%  $22,144  5.16%  $   --     --%  $   --    --%
                =======  =====  ======= ======  ======   =====  ======  =====
___________
(1)    FHLB stock has no stated maturity date.
(2) Excludes mortgage-backed securities and equity securities totaling $190.5 million with a yield of 5.05%.

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

     The following table sets forth the composition of the mortgage-backed securities available for sale portfolio at fair value at the dates indicated.

                                                At March 31,
                                        ----------------------------
                                          2008      2007      2006
                                        --------  --------  --------
                                               (In Thousands)
Available for Sale:
Freddie Mac........................     $ 34,250  $ 18,591  $ 21,196
Fannie Mae.........................       84,965    67,675    74,498
Ginnie Mae.........................       74,159    48,815    39,493
                                        --------  --------  --------
 Total.............................     $193,374  $135,081  $135,187
                                        ========  ========  ========

     At March 31, 2008, 2007 and 2006, the Company did not have any mortgage-backed securities held to maturity.

     At March 31, 2008, the Company did not have any mortgage-backed securities (exclusive of obligations of agencies of the U.S. Government) issued by any one entity with a total book value in excess of 10% of stockholders equity.

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


     The following table sets forth the final maturities or initial repricings, whichever occurs first, and the weighted average yields of the mortgage-backed securities at March 31, 2008.  Not considered in the preparation of the table below is the effect of scheduled payments or anticipated prepayments.  The table is prepared using amortized cost.
                                                                                                 At
                                 The Earliest of Maturing or Repricing                     March 31, 2008
                   --------------------------------------------------------------------    ---------------
                       Less Than          1 to 5           5 to 10             Over            Balance
                        1 Year            Years             Years           Ten Years        Outstanding
                   --------------    --------------    --------------    --------------    ---------------
                   Amount   Yield    Amount   Yield    Amount   Yield    Amount   Yield    Amount    Yield
                   ------   -----    ------   -----    ------   -----    ------   -----    ------    -----
                                                           (Dollars in Thousands)
Fannie Mae......  $ 2,415    3.84%  $ 6,249    4.07%  $ 3,474    4.61%    $21,727   5.15%  $ 33,865   4.80%
Freddie Mac.....   20,237    5.04    26,356    4.75    18,407    4.54      18,818   5.33     83,818   4.90
Ginnie Mae......   22,846    5.25    10,410    5.30       435    5.97      39,080   5.39     72,771   5.34
                  -------   -----   -------   -----   -------   -----     -------  -----   --------  -----
Total...........  $45,498    5.08%  $43,015    4.78%  $22,316    4.58%    $79,625   5.31%  $190,454   5.05%
                  =======   =====   =======   =====   =======   =====     =======  =====   ========  =====



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

    At March 31, 2008, the Bank had no brokered deposits. In addition, the Bank believes that, based on its experience over the past several years, its savings and transaction accounts are stable sources of deposits.

    The following table sets forth the dollar amount of savings deposits in the various types of deposit programs for the periods indicated.

                                             At March 31,
                        ------------------------------------------------------
                              2008               2007               2006
                        ----------------   ----------------   ----------------
                                 Percent            Percent            Percent
                                   of                 of                 of
                        Amount    Total    Amount    Total    Amount    Total
                        ------    -----    ------    -----    ------    -----
                                       (Dollars in Thousands)
Interest Rate Range
-------------------
for 2008:
---------
Savings accounts
 0% - 1.00%...........  $15,966    2.7%    $ 17,459   3.3%   $ 17,795    3.7%
NOW and other
 transaction
 accounts 0% - 1.98%..  100,586   17.0      105,515  20.1     105,348   22.0
Money market funds
 1.09% - 3.01%........  143,225   24.3      145,492  27.8     151,494   31.6
                       --------  ------    -------- ------   --------  ------
 Total non-
  certificates........ $259,777   44.0%    $268,466  51.2%   $274,637   57.3%
                       ========  ======    ======== ======   ========  ======
Certificates:
-------------
0.00-1.99%............ $      -     --%    $      -    --%   $     60     --%
2.00-2.99%............   14,047    2.4        2,972   0.6      26,836    5.6
3.00-3.99%............   59,527   10.1       36,045   6.9      72,832   15.2
4.00-4.99%............   68,149   11.5       35,617   6.8      94,241   19.7
5.00-5.99%............  189,350   32.0      180,638  34.5      10,623    2.2
                       --------  ------    -------- ------   --------  ------
 Total certificates...  331,073   56.0      255,272  48.8     204,592   42.7
                       --------  ------    -------- ------   --------  ------
 Total deposits....... $590,850  100.0%    $523,738 100.0%   $479,229  100.0%
                       ========  ======    ======== ======   ========  ======

    The Bank relies to a limited extent upon locally obtained Jumbo CDs to maintain its deposit levels. At March 31, 2008, Jumbo CDs constituted 21.1% of the Bank's total deposits. Security Federal has not relied heavily on Jumbo CDs to manage interest rate sensitivity.

    The following table sets forth the deposit flows at the Bank during the periods indicated.
                                            Years Ended March 31,
                                      ----------------------------------
                                        2008        2007         2006
                                      ---------   ---------    ---------
                                            (Dollars in Thousands)

Opening balance.....................  $ 523,738   $ 479,229    $ 430,287
Net deposits........................     67,112      44,509       48,942
Ending balance......................    590,850     523,738      479,229
                                      ---------   ---------    ---------
Net increase........................  $  67,112   $  44,509    $  48,942
                                      =========   =========    =========
Percent increase....................     $12.8%        9.3%        11.4%
                                      =========   =========    =========

    The following table shows rate and maturity information for the Bank's certificates of deposit as of March 31, 2008.

                              2.00-     3.00-     4.00-    5.00-
                              2.99%     3.99%     4.99%    5.99%     Total
                              -----     -----     -----    -----     -----
Certificate accounts maturing                 (In Thousands)
in quarter ending:

June 30, 2008.............. $ 5,495    $ 7,629   $10,183 $ 52,582  $ 75,889
September 30, 2008.........   3,137      7,896    11,748   82,749   105,530
December 31, 2008..........      35     31,975    33,903   47,696   113,609
March 31, 2009.............   3,623      7,114     7,013      828    18,578
June 30, 2009..............     567      2,124       153      426     3,270
September 30, 2009.........     142        658       219      400     1,419
December 31, 2009..........      -         722       276      562     1,560
March 31, 2010.............   1,021        526       266       -      1,813
June 30, 2010..............      -         108       419       -        527
September 30, 2010.........      -         224       209      261       694
December 31, 2010..........      -           5       246      100       351
Thereafter.................      27        546     3,514    3,746     7,833
                            -------    -------   ------- --------  --------
 Total..................... $14,047    $59,527   $68,149 $189,350  $331,073
                            =======    =======   ======= ========  ========

    The following table indicates the amount of the Bank's deposits of $100,000 or more by time remaining until maturity at March 31, 2008.

                                   Certificates     Savings, NOW and
                                    of Deposit    Money Market Accounts
                                    ----------    ---------------------
Maturity Period                            (In Thousands)
---------------
Three months or less..............   $  35,114        $  122,043
Over three through six months.....      44,386                --
Over six through twelve months....      62,808                --
Over twelve months................       7,220                --
                                     ----------       ----------
 Total............................   $ 149,528        $  122,043
                                     =========        ==========
Borrowings
----------

    As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. See Note 10 of the Notes to Consolidated Financial Statements contained in the Annual Report for information regarding the maturities and rate structure of the Bank's FHLB advances. Federal law contains certain collateral requirements
for FHLB advances.  See "Regulation   Federal Regulation of Savings
Institutions   Federal Home Loan Bank System."

    At March 31, 2008, the Company had $5.2 million in junior subordinated debentures. Half of the debentures have a fixed rate of 6.88%, which balloons in September 2011. The other half of the debentures have a fixed rate that floats quarterly at 170 basis points over the three-month LIBOR rate, or 4.50% at March 31, 2008. The blended rate was 5.69% at March 31, 2008. The debentures are callable by the Company in September 2011, and quarterly thereafter, with a final maturity date of December 15, 2036. See Note 11 of the Notes to Consolidated Financial Statements contained in the Annual Report for more information.

    The following table sets forth the maximum month-end balance and average balance of FHLB advances, other borrowings and junior subordinated debentures for the periods indicated.

                                           Years Ended March 31,
                                      --------------------------------
                                        2008        2007       2006
                                      --------    --------   ---------
                                               (In Thousands)
Maximum Balance:
FHLB advances......................   $ 179,142   $ 159,376  $ 132,513
Other borrowings...................      13,635       8,088      7,290
Junior subordinated debentures.....       5,155       5,155         --

Average Balance:
FHLB advances......................   $ 170,606   $ 145,299  $ 121,526
Other borrowings...................      10,171       7,080      6,201
Junior subordinated debentures.....       5,155       2,721         --


    At March 31, 2008, the Bank had $9.8 million in retail repurchase agreements with an average rate of 3.01%. These repurchase agreements are included in "Other Borrowings" in the consolidated financial statements and the table above.

    The following table sets forth information as to the Bank's borrowings and the weighted average interest rates thereon at the dates indicated.

                                                 At March 31,
                                      --------------------------------
                                        2008        2007       2006
                                      --------    --------   ---------
                                            (Dollars in Thousands)
Balance:
 FHLB advances.....................   $178,234    $153,049   $131,363
 Other borrowings..................     12,784       8,088      7,290
 Junior subordinated debentures....      5,155       5,155         --

Weighted Average Interest Rate at
Fiscal Year End:
 FHLB advances.....................       4.18%       4.36%      3.74%
 Other borrowings..................       3.62        4.41       4.43
 Junior subordinated debentures....       5.69        6.97         --

During Fiscal Year:
 FHLB advances.....................       4.46%       4.23%      3.55%
 Other borrowings..................       3.29        4.49       3.38
 Junior subordinated debentures....       7.03        7.05         --

Competition
-----------

    The Bank serves the counties of Aiken and Lexington, South Carolina through its 13 full service branch offices located in Aiken, North Augusta, Graniteville, Langley, Clearwater, Wagener, Lexington and West Columbia, South Carolina, and a branch office in Columbia County, Evans, Georgia, which opened in December 2007.

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

Personnel
---------

    At March 31, 2008, the Bank employed 195 full-time and 22 part-time employees. The Bank employees are not represented by any collective bargaining agreement. Management of the Bank considers its relations with its employees to be good.

    Executive Officers of the Registrant. The following table sets forth information regarding the executive officers of the Company and the Bank.

                      Age at                   Position
                     March 31,    -------------------------------------------
    Name               2008              Company                 Bank
-------------       ------------  --------------------   ---------------------

Timothy W. Simmons       62       President and Chief    Chairman of the Board
                                    Executive Officer      and Chief Executive
                                                           Officer

T. Clifton Weeks         81       Chairman of the Board

Roy G. Lindburg          47       Chief Financial        Chief Financial
                                    Officer                Officer

J. Chris Verenes         52                              President


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

    All savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the fiscal year ended March 31, 2008 was $164,000.

    The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 2008, the Bank's lending limit under this restriction was $8.9 million and, at that date, the Bank's largest single loan to one borrower was $7.0 million, which was performing according to its original terms.

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

    Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. At March 31, 2008, the Bank had $178.2 million of outstanding advances from the FHLB of Atlanta under an available credit facility of $252.0 million, which is limited to
available collateral.  See Business   Sources of Funds Borrowings.

    As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta. At March 31, 2008, the Bank had $9.5 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past two fiscal years these dividends have averaged 5.91% and were 6.00% for the fiscal year ended March 31, 2008.

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

    As authorized by the Federal Deposit Insurance Reform Act of 2005, which was enacted in 2006 ("Reform Act"), the FDIC amended its risk-based assessment system. Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution's assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC's analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

    The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank's one-time credit was $235,000, which offset the Bank's assessment that was paid during the year ended March 31, 2008. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

    In addition to the assessment for deposit insurance, the Financing Corporation ("FICO") is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporations. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended March 31, 2008, the annualized FICO assessment was equal to seven basis points for each $100 in domestic deposits maintained at an institution.

    The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2008.

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

    The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At March 31, 2008, the Bank met each of these capital requirements. For additional information, see Note 13 of the Notes to Consolidated Financial Statements included in the Annual Report.
    Prompt Corrective Action. The OTS is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized." OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. "Significantly undercapitalized" and "critically undercapitalized" institutions are subject to more extensive mandatory regulatory actions. The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

    At March 31, 2008, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

    A savings institution that fails to meet the QTL is subject to certain operating restrictions and may be required to convert to a national bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments." As of March 31, 2008, the Bank maintained 98.5% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

An economic downturn, especially one affecting Aiken, Richland and Lexington Counties in South Carolina and Columbia County in Georgia and surrounding areas, could reduce our customer base, our level of deposits, demand for our financial products, and increase our delinquency rates on loans.

    Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers located primarily in three counties of South Carolina and one county in Georgia. Our success depends on the growth in population, income levels, deposits, and housing starts in our primary market area. If the communities in our market area do not continue to expand, our business may not succeed.
A local economic downturn could adversely affect the real estate markets in the communities in our market area, which would increase our loan losses on residential and commercial real estate. In that case, our allowance for loan losses may not be adequate, which would negatively impact our earnings. Further, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these state and local markets and, in turn, also have a material adverse effect on our financial condition and results of operations.

Our loan portfolio in Lexington, Richland and Columbia Counties and surrounding area is relatively unseasoned. We also plan to build a branch office in Ballentine, South Carolina, which is another new lending area. We could experience higher than normal loan losses in newer loan markets.

    Although we have hired experienced lending officers in Lexington, Richland and Columbia Counties, these market areas are relatively new to us. Many of our loans in these markets are acquisition and development loans and loans to builders for speculative housing, which have a higher degree of risk than single family permanent mortgage loans. Although we have not had increased delinquencies in these markets, we have not experienced an economic cycle of declining real estate values in these counties. We also plan to open a branch in Ballentine, South Carolina, which will be a new market area for us. We plan on hiring experienced lenders, although this may be difficult because competition for experienced commercial lenders is fierce. Because these market areas are new to us, we may experience increased loan losses that would require additional reserves and which would negatively impact our earnings.

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

    During the fiscal year ended March 31, 2008 interest rates dropped quickly and significantly. Since September 18, 2007, the U.S. Federal Reserve decreased its target for federal funds rate seven times, from 5.25% to 2.00% for a total decrease of 325 basis points. Sudden significant decreases in these short-term market interest rates negatively impact margins as our assets tend to reprice faster than our liabilities in the short-term. However, sudden and significant increases in short-term market rates can also adversely affect our net interest margins and the value of our assets. We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

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

    Timothy W. Simmons, our Chief Executive Officer, is a very experienced banker and has long-standing ties to our community. The loss of Mr. Simmons, or other key personnel, could have a negative impact on earnings. The competition for seasoned, experienced, banking personnel is highly competitive in South Carolina and Georgia. The cost of attaining and retaining these individuals could increase in the future, which would negatively impact our operations. Our success depends on our ability to continue to attract, manage and retain other qualified personnel as we grow. We cannot assure you that we will continue to attract or retain such personnel.

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

Item 2.  Properties
         ----------

    During the third quarter ended December 31, 2007, Security Federal opened a new full service branch office in Evans, Georgia, and a new full service branch office in Columbia, South Carolina. At March 31, 2008, Security Federal owned the buildings and land for nine of its branch offices and the operations center, leased the land and owned the improvements thereon for two of its offices, and leased the remaining four offices, including its main office.
The Company also leased three offices for Security Federal Insurance/Collier Jennings. The property related to the offices owned by Security Federal had a depreciated cost (including land) of approximately $12.7 million at March 31, 2008. At March 31, 2008, the aggregate net book value of leasehold improvements (excluding furniture and equipment) associated with leased premises was $2.7 million. In addition to the properties related to current Company offices, Security Federal owned five other properties at March 31, 2008. Three lots owned for future branch sites include one in Aiken County, South Carolina and two in Richland County, South Carolina, which had a
combined book value of $2.2 million at March 31, 2008.   Another lot in Aiken
County, to be used for a possible new Operations Center, had a book value of $236,000. The other property consisting of land and a building, located adjacent to the 1705 Whiskey Road office, is currently leased and had a book value of approximately $200,000 at March 31, 2008. See Note 6 of the Notes to Consolidated Financial Statements contained in the Annual Report.

    The following table sets forth the net book value of the offices owned (including land) and leasehold improvements on properties leased by Security Federal at March 31, 2008.

                                         Lease     Date
                                         Expir-  Facility   Gross
                               Owned or  ation    Opened/   Square   Net Book
Location                        Leased   Date    Acquired   Footage    Value
----------------------------    ------   -----   --------   -------  ---------

Main Office:
  238 Richland Avenue, W.       Leased    2016      2006      3,840   $812,000
  Aiken, South Carolina

Full Service Branch Offices

  100 Laurens Street, N.W.      Leased    2016      1959      3,840    816,000
  Aiken, South Carolina

  1705 Whiskey Road S.          Owned      N/A      1980     10,000  1,328,000
  Aiken, South Carolina

  313 East Martintown Road      Owned      N/A      1973      4,356    869,000
  North Augusta, South Carolina

  1665 Richland Avenue, W.      Owned      N/A      1984      1,942    245,000
  Aiken, South Carolina

  Montgomery & Canal Streets    Leased    2007      1993 (1)  3,576    216,000
  Masonic Shopping Center
  Graniteville, South Carolina

  2812 Augusta Road             Owned      N/A      1993 (1)  2,509     86,000
  Langley, South Carolina

                     (table continued on the following page)

                                         Lease     Date
                                         Expir-  Facility   Gross
                               Owned or  ation    Opened/   Square   Net Book
Location                        Leased   Date    Acquired   Footage    Value
----------------------------    ------   -----   --------  -------  ---------

  4568 Jefferson Davis Highway   Owned    N/A       2008     2,287  $1,529,000
  Clearwater, South Carolina

  118 Main Street North          Owned    N/A       1993 (1) 3,600     177,000
  Wagener, South Carolina

  1185 Sunset Boulevard          Leased   2015      2000    10,000     532,000
  West Columbia, South Carolina

  2587 Whiskey Road              Owned    N/A       2006     4,000   1,516,000
  Aiken, South Carolina

  5446 Sunset Boulevard          Owned(2) N/A       2003     9,200   1,441,000
  Lexington, South Carolina

  1900 Assembly Street           Owned(3) N/A       2007     6,000     484,000
  Columbia, South Carolina

  7004 Evans Town Center         Owned    N/A       2007    18,000   4,282,000
  Evans, Georgia

  Operations Center:
  871 East Pine Log Road         Owned    N/A       1988    10,000     724,000
  Aiken, South Carolina

 Insurance Investments & Trust   Leased   2016      2006     1,948     333,000
   Offices
 234 Richland Avenue, West
 Aiken, South Carolina

 Insurance Office & Insurance    Leased   2011      2006     4,600      30,000
  Operations Center
 517-521 Belvedere Clearwater Road
 North Augusta, South Carolina

 Insurance Office                Leased   2008      2006     1,500          --
 1557 F. Gordon Highway
 Augusta, Georgia

_________
(1)    Represents acquisition date.
(2) Security Federal has a lease on the land for this office which expires in 2018, but has options through 2063.
(3) Security Federal has a lease on the land for this office which expires in 2027, but has options through 2047.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

    No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2008.

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

    Stock Repurchases. The following table sets forth the Company's repurchases of its outstanding common stock during the fourth quarter of the year ended March 31, 2008.

                                             Total Number
                                              of Shares         Maximum
                                             Purchased as        Number
                     Total                     Part of       of Shares that
                   Number of     Average       Publicly         May Yet Be
                    Shares      Price Paid     Announced        Purchased
Period             Purchased    per Share        Plans       Under the Plans
----------------  -----------  ------------   ------------  -----------------

January 1 -
 January 31.....      707        $   23.19         707           14,154
February 1 -
 February 29....      700            23.08         700           13,454
March 1 -
 March 31.......    4,289            23.08       4,289            9,165
                  ----------   ------------   ------------   ---------------
Total...........    5,696        $   23.09       5,696            9,165
                  ==========   ============   ============   ===============

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

    Performance Graph. The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return on the NASDAQ Composite Index and a peer group of the SNL All Thrift Index. Total return assumes the reinvestment of all dividends and that the value of Common Stock and each index was $100 on March 31, 2003.


                        [PERFORMANCE GRAPH APPEARS HERE]


                                          Period Ending
                  ------------------------------------------------------------
Index             03/31/03    03/31/04  03/31/05  03/31/06  03/31/07  03/31/08
----------------  ----------  --------  --------  --------  --------  --------
Security Federal
 Corporation       $100.00     104.33    114.86    121.94    125.72    118.22
NASDAQ Composite    100.00     148.69    149.07    174.46    180.56    169.93
SNL Thrift Index    100.00     148.54    146.01    164.47    173.90    105.98

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

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         Report of Independent and Registered Accounting Firm*
         Consolidated Balance Sheets, March 31, 2008 and 2007*
         Consolidated Statements of Income For the Years Ended March 31, 2008,
          2007 and 2006*
         Consolidated Statements of Changes in Shareholders' Equity and
          Comprehensive Income For the Years Ended March 31, 2008, 2007 and
          2006*
         Consolidated Statements of Cash Flows For the Years Ended March 31,
          2008, 2007 and 2006*
         Notes to Consolidated Financial Statements*
         Quarterly Financial Data (unaudited)*

        * Contained in the Annual Report filed as an exhibit hereto and incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
         ---------------------------------------------------------------

         None.

Item 9A(T).  Controls and Procedures
             -----------------------

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

    (b)  Report of Management on Internal Control over Financial Reporting:
         -----------------------------------------------------------------

    The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

    Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 20008, utilizing the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of March 31, 2008 is effective.

    Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements are prevented or timely detected.

    All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

    There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

/s/Timothy W. Simmons                      /s/Roy G. Lindburg
-------------------------------------      ----------------------------------
Timothy W. Simmons                         Roy G. Lindburg
President and Chief Executive Officer      Chief Financial Officer
(Principal Executive Officer)              (Principal Financial and Accounting
                                            Officer)

    (c) Changes in Internal Controls: In the year ended March 31, 2008, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Item 9B.  Other Information
          -----------------

    There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal 2008 that was not so disclosed.

                                     PART III

Item 10. Directors, Executive Officers and Corporate Governance
         ------------------------------------------------------

    The information contained under the section captioned " Proposal 1 Election of Directors" in the Proxy Statement is incorporated herein by reference.

    For information regarding the executive officers of the Company and the Bank, see the information contained herein under the section captioned "Item
1.  Business - Personnel - Executive Officers of the Registrant."

    Audit Committee Financial Expert. The Audit Committee of the Company is composed of Directors Moore (Chairperson) and Clyburn. Each member of the Audit Committee is "independent" as defined in the Nasdaq Stock Market listing standards. The Board of Directors has determined there is no "audit committee financial expert" as defined by the SEC. The Board believes that the current members of the Audit Committee are qualified to serve based on their collective experience and background. Each member of the Audit Committee is independent as that term is used in Rule 10A-3 of the Exchange Act.

    Code of Ethics. The Board of Directors has adopted a Code of Ethics for the Company's officers (including its senior financial officers), directors and employees. The Code is applicable to the Company's principal executive officer and senior financial officers, and requires individuals to maintain the highest standards of professional conduct. The Company has posted its Code of Ethics on its website www.securityfederalbank.com.

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

    (d)  Equity Compensation Plan Information

    The following table sets forth certain information with respect to securities to be issued under the Company's equity compensation plans as of March 31, 2008.
                                                                   (c)
                                                                 Number of
                                                                securities
                                                                 remaining
                            (a)                                available for
                          Number of                           future issuance
                         securities            (b)             under equity
                        to be issued      Weighted-average     compensation
                       upon exercise of   exercise price     plans (excluding
                         outstanding      of outstanding        securities
                      options, warrants  options, warrants     reflected in
Plan category             and rights        and rights          column (a))
--------------------  -----------------  -----------------  ------------------

Equity compensation
 plans approved
 by security holders:
  1999 Stock Option
   Plan..............      74,100             $21.31              78,892
  2002 Stock Option
   Plan..............      23,000              21.39              12,375
  2006 Stock Option
   Plan..............      14,000              23.03              36,000
Equity compensation
 plans not approved by
 security holders:           N/A                N/A                 N/A
                      -----------------  -----------------  ------------------
        Total........      11,100             $21.55             127,267
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

3.  Exhibits:
    ---------

    3.1    Articles of Incorporation, as amended (1)
    3.2    Bylaws (2)
    4 Instruments defining the rights of security holders, including indentures (3)
    10.1   1993 Salary Continuation Agreements (4)
    10.2   Amendment One to 1993 Salary Continuation Agreements (5)
    10.3   Form of 2006 Salary Continuation Agreement (6)
    10.4   1987 Stock Option Plan (4)
    10.5   1999 Stock Option Plan (7)
    10.6   2002 Stock Option Plan (8)
    10.7   2006 Stock Option Plan (9)
    10.8 Form of incentive stock option agreement and non-qualified stock option agreement pursuant to the 2006 Stock Option Plan (9)
    10.9   2004 Employee Stock Purchase Plan (10)
    10.10  Incentive Compensation Plan (4)
    13     Annual Report to Stockholders
    14     Code of Ethics (11)
    21     Subsidiaries of Registrant
    23     Consent of Elliott Davis, LLC
    31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
    31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
    32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

    __________
    (1) Filed on June 26, 1998, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
    (2) Filed on May 5, 2008, as an exhibit to the Company's Current Report on Form 8-K and incorporated herein by reference.
    (3) Filed on August 12, 1987, as an exhibit to the Company's Registration Statement on Form 8-A and incorporated herein by reference.
    (4) Filed on June 28, 1993, as an exhibit to the Company's Annual Report on Form 10-KSB and incorporated herein by reference.
    (5) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.
    (6) Filed on May 24, 2006 as an exhibit to the Company's Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
    (7) Filed on March 2, 2000, as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-31500) and incorporated herein by reference.
    (8) Filed on January 3, 2003, as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-102337) and incorporated herein by reference.
    (9) Filed on August 22, 2006, as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-136813) and incorporated herein by reference.
    (10) Filed on June 18, 2004, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
    (11) Filed on June 29, 2006, as an exhibit to the Company's Annual Report on Form 10-K and incorporated herein by reference.

                                    SIGNATURES

    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SECURITY FEDERAL CORPORATION


Date:  June 27, 2008                    By:/s/Timothy W. Simmons
                                           ----------------------------------
                                           Timothy W. Simmons
                                           President, Chief Executive Officer
                                             and Director
                                           (Duly Authorized Representative)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/Timothy W. Simmons                                 June 27, 2008
    -------------------------------------
    Timothy W. Simmons
    President, Chief Executive Officer and Director
   (Principal Executive Officer)

By: /s/Roy G. Lindburg                                    June 27, 2008
    -------------------------------------
    Roy G. Lindburg
    Chief  Financial Officer and Director
   (Principal Financial and Accounting Officer)

By: /s/T.Clifton Weeks                                    June 27, 2008
    -------------------------------------
    T. Clifton Weeks
    Chairman of the Board and Director

By:                                                              , 2008
    -------------------------------------                 -------
    J. Chris Verenes
    President of the Bank and Director of
    the Company and the Bank


By: /s/Gasper L. Toole III                                June 27, 2008
    -------------------------------------
    Gasper L. Toole III
    Director


By: /s/Robert E. Alexander                                June 27, 2008
    -------------------------------------
    Robert E. Alexander
    Director

By:                                                              , 2008
    -------------------------------------                 -------
    Thomas L. Moore
    Director

By:                                                              , 2008
    -------------------------------------                 -------
    William Clyburn
    Director

By: /s/Frank M. Thomas, Jr.                               June 27, 2008
    -------------------------------------
    Frank M. Thomas, Jr.
    Director

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

                                   Exhibit 13

                          Annual Report to Stockholders

                                                                         2008
                                                 Security Federal Corporation

                                                              March 31st, 2008

                                                     LETTER TO SHAREHOLDERS

Fellow Shareholders:

In keeping with our conservative but steady growth strategy, Security Federal Corporation, holding company of Security Federal Bank, is pleased to announce an increase in earnings for the year ending March 31, 2008. The Company reported net income of $4.3 million or $1.66 per share (basic) for the year ending March 31, 2008, a 3.7% increase from net income of $4.1 million or $1.59 per share (basic) for the year ending March 31, 2007. The increase in net income is a result of a $1.9 million increase in net interest income and a $629,000 increase in non-interest income offset partially by a $2.2 million increase in general and administrative expenses for the year ending March 31, 2008 when compared to the year ending March 31, 2007.

Total assets at March 31, 2008 were $840.0 million compared to $738.1 million at March 31, 2007, an increase of 13.8% for the year. Net loans receivable increased $81.9 million or 18.8% to $517.9 million at March 31, 2008 from $436.0 million at March 31, 2007. Total deposits were $590.9 million at March 31, 2008 compared to $523.7 million at March 31, 2007, an increase of 12.8%. Federal Home Loan Bank advances, subordinated debentures and other borrowings increased $29.9 million or 18% to $196.2 million at March 31, 2008 from $166.3 million at March 31, 2007.

We are pleased to announce that a quarterly dividend of $.08 per share will be paid on or about June 15, 2008 to shareholders of records as of May 31, 2008. This is a 14% increase in the quarterly dividend and is the seventieth consecutive quarterly dividend to shareholders since the Bank's conversion in October of 1987 from a mutual to a stock form of ownership. The dividend was declared as a result of the Bank's continued profitability.

Security Federal Bank has 13 full service branches located in Aiken, Clearwater, Graniteville, Langley, Lexington, North Augusta, Wagener, Columbia and West Columbia, South Carolina and Evans, Georgia. Additional financial services are offered through the Bank's three wholly owned subsidiaries, Security Federal Insurance Inc., Security Federal Investments Inc., and Security Federal Trust Inc.

Sincerely,

/s/T. Clifton Weeks      /s/Timothy W. Simmons

T. Clifton Weeks         Timothy W. Simmons
Chairman                 President & Chief Executive Officer


CONTENTS:

2    Letter to Shareholders

3    The More Things Change

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

25   Consolidated Statements of Income

26   Consolidated Statements of Shareholders' Equity Comprehensive Income

27   Consolidated Statements of Cash Flows

29   Notes to Consolidated Financial Statements

55   Shareholders Information

56   Security Federal Bank Board of Directors

57   Bank Advisory Boards

58   Management Team & Branch Locations

59   Security Federal Insurance


- 2

THE MORE THINGS CHANGE
J. Chris Verenes, President, Security Federal Bank

Security Federal Bank was established in 1922 in Aiken, SC. Since that time, there have been 15 recessions, one depression and one World War. Security Federal weathered those challenges by sticking to the fundamentals -staying close to the customer, conservative lending practices, measured growth, and a long-term focus.

The last year has presented a new set of challenges for financial institutions marked by subprime loans and the credit crises. The federal government has responded to this by dramatically reducing interest rates in a short period of time. Security Federal could have exploited the mortgage boom in the short run by making subprime loans, but decided to stick to the fundamentals. That sound decision was based on our focus on the long run and our tradition of staying away from products that look "too good to be true". While this pumped up the earnings of many institutions for a while, our focus was on steady growth and investing for the future. This strategy has served us well. Nevertheless, we have been indirectly impacted in the short run.

Our fundamentals -loan growth, deposits, non-interest income -are projected to show healthy increases for the new fiscal year while our credit quality remains strong. However, the Federal Reserve's precipitous drop in interest rates has acted to immediately drive down the interest income we receive on many of our loans, while deposits....our source of funding, tend to re-price at a more gradual pace. This has resulted in a narrowing of our net interest margin. This unusual situation began to impact our earnings during the last quarter of the fiscal year, and should prove to be a challenge until later in the year when rates are predicted to stabilize and our deposits begin to re-price to reflect the current interest rate environment.

This challenge will subside in due time and institutions will go to great lengths to insure that they are protected from the failures of the past. The one thing that we have learned during the 86 years since our founding is that a new cycle of challenges will naturally occur after the memory of this crisis fades. After 15 recessions, one depression, one World War and a liquidity crisi, our focus will continue to be on the fundamentals.

                                                                        -3

FINANCIAL HIGHLIGHTS

                                             Years Ended March 31st

                                             2008              2007

Net Income                                  4,280,000         4,127,000

Earnings Per Share - Basic                    1.66              1.59

Book Value Per Share                         18.76             16.36

Total Interest Income                      49,632,000        42,098,000

Total Interest Expense                     29,544,000        23,933,000

Net Interest Income Before
 Provision For Loan Losses                 20,088,000        18,165,000

Provision For Loan Losses                     895,000          600,000

Net Interest Income After
 Provision For Loan Losses                 19,193,000        17,565,000

Net Interest Margin                           2.69%             2.76%

Total Loans Originated                    422,085,000       379,593,000

Adjustable Rate Loans As A Percentage
 of Total Gross Loans                        61.9%             61.0%


                             www.securityfederalbank.com
-4

Financial Highlights
------------------------------------------------------------------------------

                                   2008     2007     2006      2005     2004
                                  ------   ------   ------    ------   ------
Net Income (In Thousands)         $4,280   $4,127   $3,813    $3,505   $4,263*

*Includes the sale of the Denmark branch.

                                   2008     2007     2006      2005     2004
                                  ------   ------   ------    ------   ------
Total Assets (In Millions)        $ 840    $ 738    $ 659     $ 586    $  528



                                   2008     2007     2006      2005      2004
                                  ------   ------   ------    ------    ------
Return on Equity                   9.54%   10.24%   10.27%    10.28%    13.67%



Allowance for Loan Losses (1)      2008     2007     2006      2005      2004
                                  ------   ------   ------    ------    ------
                                  1.53%    1.65%     1.76%    1.94%     2.17%

(1) Allowance for losses as a percentage of total loans.

                             www.securityfederalbank.com
                                                                          5

Financial Highlights
------------------------------------------------------------------------------

                                2008     2007     2006     2005    2004
                               ------   ------   ------   ------  ------
Book Value Per Share           $18.76   $16.36   $14.82   $13.92  $13.30




                                2008     2007      2006     2005    2004
                               ------   ------    ------   ------  ------
Earnings Per Share - Basic     $1.66    $1.59     $1.51    $1.39   $1.70



Security Federal Corporation Stock Prices (at March 31st of each year)


 2008     2007    2006    2005    2004    2003    2002    2001
------   ------  ------  ------  ------  ------  ------  ------
 23.00    24.75   24.25   23.00   21.00   20.26   21.67   20.00



 2000    1999    1998    1997    1996    1995    1994
------  ------  ------  ------  ------  ------  ------
 18.00  15.00     7.33    5.17    4.54    3.65    3.37



 1993   1992    1991    1990    1989
------ ------  ------  ------  -------
  2.75  2.54     2.46    2.40    1.83

                             www.securityfederalbank.com
6

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

               Selected Consolidated Financial and Other Data


                                    At Or For The Year Ended March 31,
                             ------------------------------------------------
                               2008      2007      2006      2005      2004
                             --------  --------  --------  --------  --------
Balance Sheet Data             (Dollars In Thousands, Except Per Share Data)
-----------------------------
Total Assets                 $840,030  $738,110  $658,678  $585,978  $528,005
Cash And Cash Equivalents      10,539    13,438    14,351     7,916     6,749
Investment And Mortgage-
 Backed Securities            264,312   249,905   238,433   241,076   245,715
Total Loans Receivable,
 Net (1)                      517,932   436,038   375,109   316,889   259,895
Deposits                      590,850   523,738   479,229   430,287   389,593
Advances From Federal Home
 Loan Bank                    178,234   153,049   131,363   112,038    96,336
Total Shareholders' Equity     47,496    42,693    37,602    35,111    33,472

Income Data
-----------------------------
Total Interest Income          49,632    42,098    32,617    25,770    23,011
Total Interest Expense         29,544    23,933    15,969    11,525     9,606
                             --------  --------  --------  --------  --------
Net Interest Income            20,088    18,165    16,648    14,245    13,405
Provision For Loan Losses         895       600       660       780     1,200
                             --------  --------  --------  --------  --------
Net Interest Income After
 Provision For Loan Losses     19,193    17,565    15,988    13,465    12,205
Non-Interest Income(2)          4,489     3,861     2,630     2,524     5,235
General And Administrative
 Expense                       17,322    15,157    13,027    10,773    10,725
Income Taxes                    2,080     2,142     1,778     1,711     2,452
                             --------  --------  --------  --------  --------
Net Income                   $  4,280  $  4,127  $  3,813  $  3,505  $  4,263
                             ========  ========  ========  ========  ========

Per Common Share Data
-----------------------------
Net Income Per Common Share
 (Basic)                     $   1.66  $   1.59  $   1.51  $   1.39  $   1.70
                             ========  ========  ========  ========  ========
Cash Dividends Declared      $   0.28  $   0.24  $   0.16  $   0.11  $   0.08
                             ========  ========  ========  ========  ========

Other Data
-----------------------------
Interest Rate Spread Information:
 Average During Period           2.44%     2.47%     2.52%     2.44%     2.66%
 End Of Period                   2.14%     2.51%     2.59%     2.45%     2.59%
Net Interest Margin (Net
 Interest Income/Average
 Earning Assets)                 2.69%     2.76%     2.79%     2.64%     2.84%
Average Interest-Earning Assets
 To Average Interest-Bearing
 Liabilities                   106.30%   108.00%   110.25%   109.07%   109.05%
Equity To Total Assets           5.65%     5.78%     5.71%     5.99%     6.34%
Non-Performing Assets To Total
 Assets (3)                      0.81%     0.15%     0.20%     0.42%     0.40%
Return On Assets (Ratio Of Net
 Income To Average Total
 Assets)                         0.54%     0.59%     0.62%     0.63%     0.87%
Return On Equity (Ratio Of Net
 Income To Average Equity)       9.54%    10.24%    10.27%    10.28%    13.67%
Equity To Assets Ratio (Ratio
 Of Average Equity To Average
 Total Assets)                   5.66%     5.78%     6.03%     6.09%     6.36%
Dividend Pay-Out Ratio On
 Common Shares                  16.90%    15.11%    10.67%     7.96%     4.75%
Number Of Full-Service Offices     13        11        11        11        11

(1)  INCLUDES LOANS HELD FOR SALE.
(2)  FOR 2004, INCLUDES APPROXIMATELY $1.5 MILLION IN GAIN ON SALE OF BRANCH
(3)  NON-PERFORMING ASSETS CONSIST OF NON-ACCRUAL LOANS AND REPOSSESSED
     ASSETS.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition and
                             Results of Operation

General

The following discussion is presented to provide the reader with an understanding of the financial condition and results of operations of Security Federal Corporation and its subsidiaries. The investment and other activities of the parent company, Security Federal Corporation (the "Company"), have had no significant impact on the results of operations for the periods presented in the financial statements. The information presented in the following discussion of financial results is indicative of the activities of Security Federal Bank (the "Bank"), a wholly owned subsidiary of the Company. The Bank is a federally chartered stock savings bank that was founded in 1922. The Bank also has four wholly owned subsidiaries, Security Federal Insurance Inc. ("SFINS"), Security Federal Investments Inc. ("SFINV"), Security Federal Trust Inc. ("SFT"), and Security Federal Financial Services Corporation ("SFSC"). SFINS, SFINV, and SFT were formed in the fiscal year ended March 31, 2002 and began operating during the December 2001 quarter. SFINS has a wholly owned subsidiary, Collier Jennings Financial Corporation ("Collier Jennings"), which has three wholly owned subsidiaries Security Federal Auto Insurance, The Auto Insurance Store Inc., and Security Federal Premium Pay Plans Inc. SFSC was formed in 1975 and is currently inactive. In addition to the Bank, Security Federal Corporation has another wholly owned subsidiary, Security Federal Statutory Trust (the "Trust"), which issued and sold fixed and floating rate capital securities of the Trust. However, under current accounting guidance, the Trust is not consolidated in the Company's financial statements. Unless the context indicates otherwise, references to the Company shall include the Bank and its subsidiaries.

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


Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy because of the significant degree of management judgment involved in determining the amount of allowance for loan losses. The Company has developed policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. For a further discussion of the Company's estimation process and methodology related to the allowance for loan losses, see the discussion under the section entitled "Comparison of the Years Ended March 31, 2008 and 2007- Financial Condition" and "-Provision for Loan Losses" and "Comparison of the Years Ended March 31, 2007 and 2006- Financial Condition" and "- Provision for Loan Losses" included herein.

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

A positive gap position generally has an adverse effect on net interest income during periods of falling interest rates. A positive one-year gap position occurs when the dollar amount of rate sensitive assets maturing or repricing within one year exceeds the dollar amount of rate sensitive liabilities
maturing or repricing during that same one-year period.    In a period of
falling interest rates, the interest received on interest-earning assets will increase slower than the interest paid on interest-bearing liabilities, causing a decrease in net interest income. During periods of rising interest rates, the interest received on interest-earning assets will increase faster than interest paid on interest-bearing liabilities, thus increasing net interest income.

A negative gap position generally has an adverse effect on net interest income during periods of rising interest rates. A negative one-year gap position occurs when the dollar amount of rate sensitive liabilities maturing or repricing within one year exceeds the dollar amount of rate sensitive assets maturing or repricing during that same period. As a result, during periods of rising interest rates, the interest paid on interest-bearing liabilities will increase faster than interest received from interest-earning assets, thus reducing net interest income. The reverse is true in periods of declining interest rates, as discussed above, which generally results in an increase in net interest income.

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

At March 31, 2008, the negative mismatch of interest-earning assets repricing or maturing within one year with interest-bearing liabilities repricing or maturing within one year was $12.2 million or (1.5)% of total assets compared to a positive mismatch of $1.7 million or 0.2% at March 31, 2007. For more information on the Bank's repricing position at March 31, 2008, see the tables on pages 11 and 12.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition and
                             Results of Operation

Asset and Liability Management, Continued

During the past year, the Bank originated, for investment purposes, approximately $47.4 million in adjustable rate residential real estate loans ("ARM's"), which are held for investment and not sold. The Bank's loan portfolio included $330.8 million of adjustable rate consumer loans, commercial loans, and mortgage loans or, approximately 61.9% of total gross loans at March 31, 2008. During fiscal 2008, the Bank originated $343.5 million in consumer and commercial loans, which are usually short term in nature. The Bank's portfolio of consumer and commercial loans was $400.2 million at March 31, 2008, $323.0 million at March 31, 2007, and $267.8 million at March 31, 2006. Consumer and commercial loans combined were 74.9% of total loans at March 31, 2008, 71.8% of total loans at March 31, 2007, and 68.5% at March 31, 2006.

At March 31, 2008, the Bank held approximately $6.4 million in longer term fixed rate residential mortgage loans. These loans, which amounted to 1.2% of the total loan portfolio, had converted from ARM loans to fixed rate loans during the previous 60 months. These fixed rate loans have remaining maturities ranging from 10 to 28 years. As of March 31, 2008, the Bank no longer has any ARM loans that have conversion features to fixed rate loans.
On new originations, the Bank sells virtually all of its 15 and 30 year fixed rate mortgage loans at origination. Fixed rate residential loans sold to Freddie Mac and other institutional investors, on a service-released basis, totaled $38.9 million in fiscal 2008, $30.3 million in fiscal 2007, and $29.9 million in fiscal 2006. The Bank sells all its fixed rate mortgage loans on a service-release basis.

Certificates of deposit of $100,000 or more, referred to as "Jumbo Certificates," are normally considered to be interest rate sensitive because of their relatively short maturities. Many financial institutions have used Jumbo Certificates to manage interest rate sensitivity and liquidity. The Bank has not relied on Jumbo Certificates for liquidity or asset liability management. At March 31, 2008, the Bank had $149.5 million outstanding in Jumbo Certificates compared to $110.6 million at March 31, 2007. The Bank has no brokered deposits. The majority of the Bank's deposits originate from the Bank's immediate market area.

The following table sets forth the maturity schedule of certificates of deposit with balances of $100,000 or greater at March 31, 2008:

                                            At March 31, 2008
                                            -----------------
                                              (In Thousands)
                 Within 3 Months                  $ 35,114
                 After 3, Within 6 Months           44,386
                 After 6, Within 12 Months          62,808
                 After 12 Months                     7,220
                                                  --------
                                                  $149,528
                                                  ========

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition and
                             Results of Operation

Asset and Liability Management, Continued

The following table sets forth the Bank's interest-bearing liabilities and interest-earning assets repricing or maturing within one year. The table on the following page presents the Bank's entire interest-bearing liabilities and interest-earning assets into repricing or maturity time periods. Both tables present adjustable rate loans in the periods they are scheduled to reprice and fixed rate loans are shown in the time frame of corresponding principal amortization schedules. Adjustable and fixed rate loans are also adjusted for the Company's estimates of pre-payments. Mortgage-backed securities are shown at repricing dates, but also include prepayment estimates. Both tables also assume investments reprice at the earlier of maturity; the likely call date, if any, based on current interest rates; or the next scheduled interest rate change, if any. NOW accounts are assumed to have a decay rate of 20% the first year, money market accounts to have a decay rate of 65% the first year, and statement savings accounts to have a decay rate of 20% the first year.
The balance, for all three products, is deemed to reprice in the one to three year category. Callable fixed rate Federal Home Loan Bank ("FHLB") advances are included in borrowings, and are deemed to mature at the expected call date or maturity, based on the stated interest rate of the advance and current market rates. Junior subordinated debentures are shown at their repricing date or call date.

                                                   At March 31
                                               -------------------
                                                 2008       2007
                                               --------   --------
                                             (Dollars In Thousands)

Loans (1)                                      $348,908   $279,508
Mortgage-Backed Securities:
  Available For Sale                             70,019     81,072
Investment Securities:
  Held To Maturity                               16,000     27,000
  Available For Sale                             29,400     16,707
Other Interest-Earning Assets And FHLB Stock     11,343     10,004
                                               --------   --------
Total Interest Rate Sensitive Assets
 Repricing Within 1 Year                       $475,670   $414,291
                                               --------   --------

Deposits                                        422,198    346,914
FHLB Advances And Other Borrowed Money           65,662     65,665
                                               --------   --------
Total Interest Rate Sensitive Liabilities
 Repricing Within 1 Year                       $487,860   $412,579
                                               --------   --------

Gap                                            $(12,190)  $  1,712
                                               ========   ========

Interest Rate Sensitive Assets/Interest
 Rate Sensitive Liabilities                       97.50%    100.04%
Gap As A Percent Of Total Assets                  (1.5)%       0.2%

(1)  LOANS ARE NET OF UNDISBURSED FUNDS AND LOANS IN PROCESS.

                                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                     Management's Discussion and Analysis of Financial Condition and
                                           Results of Operation

Asset and Liability Management, Continued

The following table sets forth the interest sensitivity of the Bank's assets and liabilities at March 31,
2008, on the basis of the factors and assumptions set forth in the table on the previous page.

                                   < Three     3 - 12     1 - 3     3 - 5     5 - 10      > 10
                                    Months     Months     Years     Years     Years       Years      Total
                                   --------  ---------   --------  --------  --------   ---------   --------
                                                            (Dollars In Thousands)
Interest-Earnings Assets
------------------------
Loans (1)                         $256,013  $  92,895   $ 94,744  $ 60,639    $ 17,396   $ 4,626   $526,313

Mortgage-Backed Securities:
  Available For Sale, At Fair
   Value                            24,611     45,408     52,191    50,039      18,643     2,481    193,373
Investment Securities: (2)
  Held To Maturity, At Cost          6,000     10,000      3,000     1,155           -         -     20,155
  Available For Sale, At Fair
   Value                            11,046     18,354     19,163     2,222           -         -     50,785
  FHLB Stock, At Cost                    -      9,497          -         -           -         -      9,497
Other Interest-Earning Assets        1,846          -          -         -           -         -      1,846
                                  --------  ---------   --------  --------    --------   -------   --------
Total Financial Assets            $299,516  $ 176,154   $169,098  $114,055    $ 36,039   $ 7,107   $801,969
                                  ========  =========   ========  ========    ========   =======   ========
Interest-Bearing Liabilities
----------------------------
Deposits:
  Certificate Accounts            $ 75,886  $ 237,716   $ 11,122  $  6,349    $      -   $     -   $331,073
  NOW Accounts                       6,153      6,153     49,228         -           -         -     61,534
  Money Market Accounts             46,548     46,548     50,129         -           -         -    143,225
  Statement Savings Account          1,597      1,597     12,773         -           -         -     15,967
Borrowings (2)                      50,662     15,000     25,000    37,277      68,234         -    196,173
                                  --------  ---------   --------  --------    --------   -------   --------
Total Interest-Bearing
 Liabilities                      $180,846  $ 307,014   $148,252  $ 43,626    $ 68,234   $     -   $747,972
                                  ========  =========   ========  ========    ========   =======   ========

Current Period Gap                $118,670  $(130,860)  $ 20,846  $ 70,429    $(32,195)  $ 7,107   $ 53,997
Cumulative Gap                    $118,670  $ (12,190)  $  8,656  $ 79,085    $ 46,890   $53,997   $ 53,997
Cumulative Gap As A Percent
 Of Total Assets                      14.1%      (1.5)%      1.0%      9.4%        5.6%      6.4%       6.4%

(1)  LOANS ARE NET OF UNDISBURSED FUNDS AND LOANS IN PROCESS.
(2)  CALLABLE SECURITIES AND ADVANCES ARE SHOWN AT THEIR LIKELY CALL DATES BASED ON MANAGEMENT'S ESTIMATES
     AT MARCH 31, 2008.



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

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition and
                             Results of Operation

Financial Condition

Total assets at March 31, 2008 were $840.0 million, an increase of $101.9 million or 13.8% from $738.1 million at March 31, 2007. This increase was primarily the result of an increase in net loans receivable.

Total net loans receivable were $517.9 million at March 31, 2008, an increase of $81.9 million or 18.8% from $436.0 million at March 31, 2007. Residential real estate loans held for investment increased $6.4 million or 5.1% to $131.9 million at March 31, 2008. Typically, long term, newly originated fixed rate mortgage loans are not retained in the portfolio but are sold immediately. ARMs are typically retained in the portfolio. At March 31, 2008, the Bank held 91.0% of its residential mortgage loans in ARMs, while it had 9.0% in fixed rate mortgages. Consumer loans increased $3.0 million or 4.7% while commercial business and commercial real estate loans increased $74.2 million or 28.6% to $333.4 million at fiscal year end March 31, 2008 from $259.2 million at March 31, 2007. A large portion of the increased activity in commercial lending during fiscal 2008 took place in the Midlands area of South Carolina including Columbia, Lexington, and West Columbia and in Evans, Georgia. A significant portion of these loans are acquisition and development loans. Loans held for sale, which was $2.3 million at March 31, 2008, increased $766,000 from the previous fiscal year end. Total investments and mortgage-backed securities increased $14.4 million or 5.8% to $264.3 million at March 31, 2008. Cash and cash equivalents were $10.5 million at March 31,
2008 compared to $13.4 million at March 31, 2007.   Premises and equipment
increased $5.6 million or 35.5% to $21.5 million in fiscal 2008 as the Bank completed the construction of its Evans, Georgia branch building and construction of a new branch building in Clearwater, South Carolina to replace a previously leased location. The Company also completed leasehold improvements to a branch location in Columbia, South Carolina and renovations of its Whiskey Road Aiken branch building. The cash value of Bank Owned Life Insurance ("BOLI") was $8.3 million at March 31, 2008 compared to $5.8 million at March 31, 2007. The $2.5 million increase was attributable to accumulated BOLI earnings of $327,000 and an additional BOLI purchase of $2.2 million during the fiscal year ended March 31, 2008. BOLI, which earns tax-free yields, is utilized to partially offset the cost of the Company's employee benefits programs and provide key person insurance on certain officers of the Company.

Repossessed assets acquired in settlement of loans increased $742,000 to $767,000 at March 31, 2008 from $25,000 at March 31, 2007. At March 31, 2008, the balance consisted of the following six properties: two lots within one subdivision of Aiken, South Carolina, one lot within a subdivision of Columbia, South Carolina and three single-family residences.

The balance of loans in troubled debt restructurings decreased during the period. The Bank had five loans that were troubled debt restructurings totaling $187,000 at March 31, 2008 compared to five loans totaling $204,000 at March 31, 2007. The five troubled debt restructurings consisted of three consumer loans secured by first mortgages on residential dwellings totaling $170,000, a $9,000 consumer loan secured by a second mortgage on a residential dwelling, and a $8,000 unsecured commercial loan. The $9,000 consumer loan was delinquent at March 31, 2008 while the other four loans were current in payments. All troubled debt restructurings are reviewed for impairment. At March 31, 2008, the Bank held $4.5 million in impaired loans compared to $1.5 million at March 31, 2007.

Non-accrual loans totaled $6.0 million at March 31, 2008 compared to $1.1 million a year earlier and consisted of five residential real estate loans which comprised 10.1% of the balance, 11 commercial real estate loans which comprised 19.4% of the balance, 10 consumer loans which comprised 6.9% of the balance and eight commercial non-real estate loans which comprised 63.6% of the total balance. Non-accrual loans averaged $2.9 million in fiscal 2008 compared to $1.3 million during fiscal 2007. The increase in non-accrual loans is the result of a general decline in economic conditions and borrower cash flow during fiscal 2008. Despite the increase in non-accrual loans, these loans continue to represent less than 1% of the Company's total assets at March 31, 2008.

The Bank reviews its loan portfolio and allowance for loan losses on a monthly basis. Future additions to the Bank's allowance for loan losses are dependent on, among other things, the performance of the Bank's loan portfolio, the economy, changes in real estate values, and interest rates. There can be no assurance that additions to the allowance will not be required in future periods. Management continually monitors its loan portfolio for the impact of local economic changes. The ratio of allowance for loan losses to total loans was 1.53% at March 31, 2008 compared to 1.65% at March 31, 2007. The Bank continues to practice conservative lending and past due loans are monitored closely.

In July 2006, the Company acquired Collier Jennings Financial Corporation, an insurance agency specializing in consumer automobile insurance and premium
financing.   The resulting goodwill and other intangibles were $1.2 million and $443,000 at March 31, 2008, respectively. Collier Jennings is now a subsidiary of Security Federal Insurance Inc.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition and
                             Results of Operation

Financial Condition, Continued

Deposits at the Bank increased $67.1 million or 12.8% to $590.9 million at March 31, 2008 from $523.7 million at March 31, 2007. During fiscal 2008, the Bank was very successful in attracting certificate of deposit accounts with aggressive pricing and advertising. Advances from the FHLB increased to $178.2 million at March 31, 2008 from $153.0 million a year earlier, an increase of $25.2 million or 16.5%. Other borrowed money, which consists of retail repurchase agreements and a line of credit with another financial institution, increased $4.7 million or 58.1% to $12.8 million at March 31, 2008 from $8.1 million at March 31, 2007. The Company issued its first trust preferred security issuance in September 2006. Gross proceeds of the issuance were $5.2 million and are classified as junior subordinated debentures on the consolidated balance sheet.

Total shareholders' equity was $47.5 million at March 31, 2008, an increase of $4.8 million or 11.3% from $42.7 million a year earlier. The increase was attributable to net income of $4.3 million, proceeds from the exercise of stock options of $105,000, proceeds from employee stock purchase plan purchases of $97,000, stock compensation expense of $21,000, and a net increase in other comprehensive income of $3.1 million, offset partially by the purchase of $2.1 million of treasury stock, and $723,000 in dividends paid.

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

                              Fiscal Year 2008           Fiscal Year 2007
                              Compared To 2007           Compared To 2006
                          ------------------------   ------------------------
                          Volume    Rate      Net      Net     Rate      Net
                          ------   ------   ------   ------   ------   ------
                                             (In Thousands)
Interest-Earning Assets:
Loans: (1)
  Real Estate Loans       $  316   $  156   $  472   $  385   $  558   $  943
  Other Loans              5,406     (425)   4,981    4,534    2,294    6,828
                          ------   ------   ------   ------   ------   ------
Total Loans                5,722     (269)   5,453    4,919    2,852    7,771
Mortgage-Backed
 Securities (2)              454      586    1,040     (629)     947      318
Investments (2)              242      813    1,055      635      745    1,380
Other Interest-Earning
 Assets                       14      (28)     (14)      (9)      21       12
                          ------   ------   ------   ------   ------   ------
Total Interest-Earning
 Assets                   $6,432   $1,102   $7,534   $4,916   $4,565   $9,481
                          ======   ======   ======   ======   ======   ======

Interest-Bearing
 Liabilities:
Deposits:
  Certificate Accounts    $3,243   $1,028   $4,271   $2,092   $2,499   $4,591
  NOW Accounts               (36)      39        3       (5)     119      114
  Money Market Accounts     (119)    (187)    (306)    (303)   1,437    1,134
  Savings Accounts            (7)       0       (7)      (9)       0       (9)
                          ------   ------   ------   ------   ------   ------
Total Deposits             3,081      880    3,961    1,775    4,055    5,830
Borrowings                 1,362      288    1,650    1,158      976    2,134
                          ------   ------   ------   ------   ------   ------
Total Interest-Bearing
 Liabilities               4,443    1,168    5,611    2,933    5,031    7,964
                          ------   ------   ------   ------   ------   ------
Effect On Net Income      $1,989   $  (66)  $1,923   $1,983   $ (466)  $1,517
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

                                                 Averages For Fiscal Years Ended March 31,
                              ------------------------------------------------------------------------------
                    Yield/            2008                       2007                      2006
                    Rate At   -------------------------  ------------------------   ------------------------
                    March 31, Average            Yield/  Average           Yield/   Average           Yield/
                      2008    Balance  Interest   Rate   Balance  Interest  Rate    Balance  Interest  Rate
                    --------  -------  --------  ------  -------  -------- ------   -------  -------- ------
                                                    (Dollars In Thousands)
Interest-Earning
 Assets:
 Mortgage Loans       6.24%  $123,893  $ 7,757   6.26%  $118,793  $ 7,285   6.13%  $112,223  $ 6,342   5.65%
 Other Loans          6.75%   356,994   28,877   8.09%   289,925   23,896   8.24%   232,793   17,068   7.33%
                      ----   --------  -------   ----   --------  -------   ----   --------  -------   ----
 Total Loans (1)      6.63%   480,887   36,634   7.62%   408,718   31,181   7.63%   345,016   23,410   6.79%
 Mortgage-Backed
  Securities (2)      5.05%   144,041    6,813   4.73%   133,923    5,773   4.31%   150,107    5,455   3.63%
 Investments (2)      3.94%   120,544    6,125   5.08%   115,253    5,070   4.40%    99,473    3,690   3.71%
 Other Interest-
  Earning Assets      2.40%     1,619       60   3.71%     1,412       74   5.23%     1,775       62   3.49%
                      ----   --------  -------   ----   --------  -------   ----   --------  -------   ----

Total Interest-
 Earning Assets       5.97%  $747,091  $49,632   6.64%  $659,306  $42,098   6.39%  $596,371  $32,617   5.47%
                      ====   ========  =======   ====   ========  =======   ====   ========  =======  =====

Interest-Bearing
 Liabilities:
 Certificate
  Accounts            4.75%  $295,424  $14,768   5.00%  $229,120  $10,497   4.58%  $175,703  $ 5,906   3.36%
 NOW Accounts         0.73%    61,534      814   1.32%    62,578      811   1.30%    63,000      697   1.11%
 Money Market
  Accounts            2.84%   143,695    5,492   3.82%   146,781    5,798   3.95%   156,508    4,664   2.98%
 Savings Accounts     0.97%    16,195      159   0.98%    16,895      166   0.98%    17,969      175   0.98
                      ----   --------  -------   ----   --------  -------   ----   --------  -------   ----
 Total Interest-
  Bearing Accounts    3.70%   516,848   21,233   4.11%   455,374   17,272   3.79%   413,180   11,442   2.77%
 Other Borrowings     3.62%    10,171      334   3.29%     7,080      318   4.49%     6,201      210   3.38%
 Jr. Subordinated
  Debt                5.69%     5,155      362   7.03%     2,721      192   7.05%         -        -      -
 FHLB Advances        4.18%   170,606    7,615   4.46%   145,299    6,151   4.23%   121,526    4,317   3.55%
                      ----   --------  -------   ----   --------  -------   ----   --------  -------   ----
 Total Interest-
  Bearing
  Liabilities         3.83%  $702,780  $29,544   4.20%  $610,474  $23,933   3.92%  $540,907  $15,969   2.95%
                      ====   ========  =======   ====   ========  =======   ====   ========  =======  =====

Net Interest Income                    $20,088                    $18,165                    $16,648
                                       =======                    =======                    =======

Interest Rate Spread  2.14%                      2.44%                      2.47%                      2.52%
                      ====                       ====                       ====                       ====

Net Yield On Earning
 Assets                                          2.69%                      2.76%                      2.79%
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

(1)  INTEREST ON NON-ACCRUAL LOANS IS NOT INCLUDED IN INCOME, ALTHOUGH THEIR LOAN BALANCES ARE INCLUDED IN
     AVERAGE LOANS OUTSTANDING.

(2)  SECURITIES AVAILABLE FOR SALE ARE COMPUTED USING THEIR HISTORICAL COST.



                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition and
                             Results of Operation

              Comparison of the Years Ended March 31, 2008 and 2007

General

The Company's earnings were $4.3 million for the year ended March 31, 2008, compared to $4.1 million for the year ended March 31, 2007. The $153,000 or 3.7% increase in earnings was attributable primarily to an increase in net interest income and non-interest income offset partially by an increase in general and administrative expenses.

Net Interest Income

Net interest income increased $1.9 million or 10.6% to $20.1 million in fiscal 2008 from $18.2 million in fiscal 2007. The increase was attributable to an increase of $87.8 million in average interest-earning assets to $747.1 million and an increase in the yield earned on these assets offset by an increase of $92.3 million in average interest-bearing liabilities to $702.8 million and an increase in the average cost of these liabilities during fiscal 2008.

Interest income on loans increased $5.5 million to $36.6 million during the year ended March 31, 2008 from $31.2 million during fiscal 2007. The increase was attributable to an increase in average total loans outstanding of $72.2 million offset by a 1 basis point decrease in the yield earned on the Bank's loans during fiscal 2008. Interest income on investment securities, mortgage-backed securities, and other investments increased $2.1 million as a result of an increase in the aggregate average balance in the overall investment portfolio, including mortgage-backed securities, investments, and other interest-earning assets of $15.6 million and an increase in the yield of 42 basis points.

Interest expense on deposits increased $4.0 million or 22.9% to $21.2 million during the year ended March 31, 2008. Average interest bearing deposits increased $61.5 million while the average cost of those deposits increased 32 basis points during the year. Interest expense on FHLB advances and other borrowings increased $1.5 million or 22.9% to $7.9 million during fiscal 2008. The increase was a result of an increase in average FHLB advances and other borrowings outstanding during the year of $28.4 million while the average costs of those borrowings increased 15 basis points to 4.40% in fiscal 2008 compared to 4.25% in fiscal 2007. Interest expense on junior subordinated debentures was $362,000 for fiscal 2008 compared to $192,000 during fiscal 2007. The average outstanding balance on these debentures increased $2.4 million while the average cost decreased 2 basis points to 7.03% in fiscal 2008 compared to 7.05% in fiscal 2007.

The Bank's interest rate spread decreased three basis points to 2.44% during fiscal 2008. The Federal Reserve's recent interest rate decreases resulted in lower yields on adjustable rate assets while intense competition in the marketplace continued to increase interest rates paid on deposit accounts. In addition, the Bank's liabilities tend to re-price at a more gradual rate than its assets. The Bank anticipates these recent rate reductions will cause asset yields to decline in fiscal 2009 as well.

Provision for Loan Losses

The Company's provision for loan losses increased $295,000 to $895,000 during the year ended March 31, 2008 from $600,000 in fiscal 2007. The increase in the provision for loan losses was the result of $81.9 million in loan growth in conjunction with a general decline in economic conditions and an increase in non-performing assets within the Company's portfolio.

The amount of the provision is determined by management's on-going monthly analysis of the loan portfolio. Management uses multiple methods to measure the estimate of the adequacy of the allowance for loan losses. These methods incorporate percentage of classified loans, five-year averages of historical loan losses in each loan category and current economic trends, and the assignment of percentage targets of reserves in each loan category. The Company considers subjective factors such as changes in local and national economic conditions, industry trends, the composition and volume of the loan portfolio, credit concentrations, lending policies, and the experience and ability of the staff and Board of Directors.

Non-accrual loans, which are loans delinquent 90 days or more, were $6.0 million at March 31, 2008 compared to $1.1 million at March 31, 2007. Despite the increase in non-accrual loans, these loans continue to comprise less than 1% of the Company's total assets at March 31, 2008. Non-performing assets, which include non-accrual loans and repossessed assets, increased to 0.8% of total assets at March 31, 2008 from 0.2% at March 31, 2007. Net charge-offs were $125,000 or 0.02% of gross loans in fiscal 2008 compared to $30,000 or 0.01% of gross loans in fiscal 2007.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition and
                             Results of Operation

Provision for Loan Losses, Continued

The sub prime lending and credit crisis caused national economic conditions to deteriorate in fiscal 2008. As a result, real estate demand, real estate market values and borrower cash flow declined significantly during the year creating industry wide asset quality problems. Although the Company does not have a sub prime lending program, it was indirectly impacted by these events and the general condition of the economy. Non-performing assets within the Company's portfolio increased $5.7 million to $6.8 million at March 31, 2008 from $1.1 million at March 31, 2007 and net charge-offs were $125,000 in fiscal 2008 compared to $30,000 in fiscal 2007. The Company continues to monitor national trends along with trends within its own portfolio in an effort to be better equipped to identify and resolve problem loans in the future.

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

Non-Interest Income

Non-interest income increased $629,000 from $3.9 million during fiscal 2007 to $4.5 million during fiscal 2008. Gain on sale of loans increased $152,000 to $613,000 during fiscal 2008 compared to $461,000 during fiscal 2007 as a result of an increase in the origination and sale of fixed rate residential mortgage loans. Service fees on deposit accounts decreased $7,000 or 0.6% to $1.2 million during fiscal 2008 as a result of an increase in the average balance of deposit accounts. Income from insurance agency commissions was $665,000 during fiscal 2008 compared to $650,000 during fiscal 2007. Other agency income from Collier Jennings increased $31,000 to $98,000 during fiscal 2008 from $68,000 during fiscal 2007. Trust income decreased $40,000 or 8.2% to $443,000 during fiscal 2008 as a result of a decrease in the market value of the underlying trust accounts offset slightly by an increase in the number of trust accounts. Income from BOLI increased $85,000 or 34.9% to $327,000 during fiscal year 2008 as a result of an additional purchase of life insurance. Other miscellaneous income including annuity and investment brokerage commissions, Bank credit life insurance on loans, and other miscellaneous income increased $124,000 or 17.2% to $842,000 during fiscal 2008 primarily as a result of an increase in fee income and specifically check card fee income and wire transfer fee income. The Bank's three financial subsidiaries, SFINS, SFINV, and SFT began operating in the third quarter of the fiscal year ended March 31, 2002. SFINS is an insurance agency handling property and casualty insurance and life and health insurance. In 2008 SFINS incurred a $266,000 loss partially as a result of the continued integration of Collier Jennings. In addition, changes in South Carolina insurance laws enacted during fiscal 2008 negatively impacted revenue in conjunction with a decrease in the commissions percentages earned from the insurance companies resulting from current market conditions and increased competition. SFINV markets mutual funds, discount brokerage, and annuities. SFT is a full-service trust company. SFINV and SFT had losses of $18,000 and $77,000, respectively, in fiscal 2008.

General and Administrative Expenses

General and administrative expenses increased $2.2 million or 14.3% to $17.3 million during the year ended March 31, 2008 compared to $15.2 million during the same period one year earlier. The largest increase was compensation and employee benefits which increased $900,000 or 9.6% to $10.3 million as a result of the hiring of additional staff to expand into new market areas in addition to normal annual salary adjustments. Occupancy expense increased $373,000 or 26.4% to $1.8 million as a result of the depreciation of branch renovations and construction and maintaining additional locations.
Advertising expense increased $82,000 or 27.7% from $297,000 to $380,000 as a result of advertising consumer loans and certificates of deposit during the year. Depreciation and maintenance of equipment expense increased $42,000 or 3.2% to $1.4 million. FDIC insurance premiums increased $3,000 to $62,000 for fiscal 2008 from $58,000 in fiscal 2007. Other miscellaneous expenses, which encompasses repossessed assets expense, legal, professional, and consulting expenses, stationery and office supplies, and other expenses increased $743,000 or 28.3% during fiscal 2008. This increase is attributable to general growth including maintaining additional employees and locations.

Income Taxes

The provision for income taxes decreased $62,000 or 2.9% to $2.1 million during the year ended March 31, 2008 compared to the year ended March 31, 2007. The effective tax rate was 34.2% for fiscal 2008 and 34.2% for fiscal 2007.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition and
                             Results of Operation

           Comparison of the Years Ended March 31, 2007 and 2006

General

The Company's earnings were $4.1 million for the year ended March 31, 2007, compared to $3.8 million for the year ended March 31, 2006. The $314,000 or 8.2% increase in earnings was attributable primarily to an increase in net interest income and non-interest income offset partially by an increase in general and administrative expenses.

Net Interest Income

Net interest income increased $1.5 million or 9.1% to $18.2 million in fiscal 2007 from $16.7 million in fiscal 2006. The increase was attributable to an increase of $62.9 million to $659.3 million in average interest-earning assets during fiscal 2007. The Bank's interest rate spread decreased five basis points to 2.47% during fiscal 2007. The yield of average interest-earning assets increased 92 basis points to 6.39%, while the cost of average interest-bearing liabilities increased 97 basis points to 3.92%. Interest income on loans increased $7.8 million to $31.2 million during the year ended March 31, 2007 from $23.4 million during fiscal 2006. The increase was attributable to an increase in average total loans outstanding of $63.7 million and an 84 basis point increase in the yield earned on the Bank's loans during fiscal 2007. Interest income on investment securities, mortgage-backed securities, and other investments increased $1.7 million as a result of an increase in yield of 70 basis points in the overall investment portfolio. The aggregate average balance in the overall investment portfolio, including mortgage-backed securities, investments, and other interest-earning assets, decreased $767,000 during fiscal 2007 compared to fiscal 2006 to help fund the growth in loans.

Interest expense on deposits increased $5.8 million or 51.0% to $17.3 million during the year ended March 31, 2007. Average interest-bearing deposits increased $42.2 million while the average cost of those deposits increased 102 basis points during the year. Interest expense on FHLB advances and other borrowings increased $1.9 million or 42.9% to $6.5 million during fiscal 2007. The increase was a result of an increase in average FHLB advances and other borrowings outstanding during the year of $24.6 million while the average costs of those borrowings increased 71 basis points to 4.25% in fiscal 2007 compared to 3.54% in fiscal 2006. Interest expense on junior subordinated debentures was $192,000 during fiscal 2007, with a weighted average cost of 7.05%. The Company issued its first junior subordinated debentures in September 2006. Net proceeds of the issuance were $5.0 million.

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

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition and
                             Results of Operation

Non-Interest Income

Non-interest income increased $1.2 million from $2.6 million during fiscal 2006 to $3.9 million during fiscal 2007. Gain on sale of loans was $461,000 in fiscal 2007 compared to $467,000 during fiscal 2006. Service fees on deposit accounts increased $107,000 or 9.5% to $1.2 million during fiscal 2007 as a result of an increase in the number of demand accounts. Income from insurance agency commissions increased $608,000 to $650,000 as a result of the acquisition of Collier Jennings at the beginning of the September 2006 quarter. Other agency income from Collier Jennings was $68,000 during fiscal 2007. Trust income increased $119,000 or 32.7% to $482,000 during fiscal 2007 due to an increase in trust account balances. Income from BOLI was $243,000 during fiscal year 2007. The Company did not own any BOLI until March 31, 2006. Other miscellaneous income including annuity and investment brokerage commissions, Bank credit life insurance on loans, and other miscellaneous income increased $142,000 or 24.7% to $718,000 during fiscal 2007 primarily as a result of an increase in the gain on sale of repossessed assets and increased annuity and investment brokerage commissions. The Bank's three financial subsidiaries, SFINS, SFINV, and SFT began operating in the third quarter of the fiscal year ended March 31, 2002. SFINS is an insurance agency handling property and casualty insurance and life and health insurance and became profitable during the fiscal year ended March 31, 2004. In fiscal 2006, SFINS incurred a slight loss as a result of an increase in staff. In fiscal 2007 SFINS incurred an $83,000 loss as a result of infrastructure being
put in place for the assimilation of Collier Jennings.   SFINV markets mutual
funds, discount brokerage, and annuities.    SFT is a full-service trust
company. SFINV and SFT had losses of $33,000 and $35,000, respectively, in fiscal 2007.

General and Administrative Expenses

General and administrative expenses increased $2.1 million or 16.4% to $15.2 million during the year ended March 31, 2007 compared to the same period one year earlier primarily as a result of the Collier Jennings insurance agency acquisition, which added approximately $1.1 million in general and administrative expenses. Without that acquisition, general and administrative expenses increased $1.0 million or 7.7%. Compensation and employee benefits increased $1.8 million or 23.8% to $9.4 million as a result of the Collier Jennings acquisition, the hiring of additional business development officers and auditing staff, and normal annual salary adjustments. Excluding the acquisition, compensation and employee benefits expense increased $1.2 million or 16.4%. Occupancy expense increased $147,000 or 11.6% to $1.4 million as a result of the depreciation of branch renovations and the leasing of additional office space. Advertising expense increased $125,000 or 72.5% from $172,000 to $297,000 as a result of advertising consumer loans and certificates of deposit during the year. Depreciation and maintenance of equipment expense increased $216,000 or 19.7% to $1.3 million. FDIC insurance premiums were $58,000 in both fiscal 2007 and 2006. Other miscellaneous expenses, which encompasses repossessed assets expense, legal, professional, and consulting expenses, stationery and office supplies, and other expenses decreased $231,000 or 8.1% during fiscal 2007.

Income Taxes

The provision for income taxes increased $364,000 or 20.5% to $2.1 million during the year ended March 31, 2007 as a result of an increase in taxable income compared to $1.8 million during the year ended March 31, 2006. The effective tax rate was 34.2% for fiscal 2007 and 31.8% for fiscal 2006.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition and
                             Results of Operation

Regulatory Capital

The following table reconciles the Bank's shareholders' equity to its various regulatory capital positions:

                                                    March 31,
                                                2008        2007
                                               -------    -------
                                                 (In Thousands)

Bank's Shareholders' Equity (1)                $53,872    $47,318
Reduction For Goodwill And Other Intangibles     1,640      1,730
                                               -------    -------
Tangible Capital                                52,232     45,588
                                               -------    -------
Core Capital                                    52,232     45,588
                                               -------    -------
Supplemental Capital                             6,951      6,016
  Less Assets Required To Be Deducted                -         22
                                               -------    -------
Total Risk-Based Capital                       $59,183    $51,582
                                               =======    =======

(1) FOR FISCAL 2008 AND 2007, EXCLUDES UNREALIZED GAIN (LOSS) OF $1,640 THOUSAND AND ($748) THOUSAND, RESPECTIVELY ON AVAILABLE FOR SALE SECURITIES.


The following table compares the Bank's capital levels relative to regulatory requirements at March 31, 2008:

                           Amount   Percent   Actual  Actual   Excess  Excess
                          Required  Required  Amount  Percent  Amount  Percent
                          --------  --------  ------  -------  ------  -------
                                          (Dollars In Thousands)

Tangible Capital          $16,688     2.0%   $52,232    6.3%  $35,544   4.3%
Tier 1 Leverage (Core)
 Capital                   33,377     4.0%    52,232    6.3%   18,855   2.3%
Tier 1 Risk-Based (Core)
 Capital                   22,250     4.0%    52,232    9.4%   29,982   5.4%
Total Risk-Based Capital   44,485     8.0%    59,183   10.6%   14,698   2.6%

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

The principal use of the Bank's funds is the origination of mortgages and other loans and the purchase of investments and mortgage-backed securities. Loan originations on loans held for investment were $390.9 million in fiscal 2008 compared to $358.9 million in fiscal 2007 and $277.2 million in fiscal 2006. The bulk of the increase in originations in fiscal 2008, 2007, and 2006 was primarily the result of an increase in commercial loan originations, which increased $28.1 million, $85.4 million, and $63.9 million, respectively. Purchases of investments and mortgage-backed securities were $142.8 million in fiscal 2008 compared to $63.4 million in fiscal 2007 and $59.4 million in fiscal 2006. Another use of the Bank's funds is the building and renovation of branch offices. The Bank plans to consider expanding its branch network in Aiken, Richland and Lexington County, South Carolina and metro Augusta, Georgia and surrounding areas during the next few years.

Unused lines of credit on home equity loans, credit cards, and commercial loans amounted to $70.6 million at March 31, 2008. Home equity loans are made on a floating rate basis with final maturities of 10 to 15 years. Credit cards are generally made on a floating rate basis, and are renewed annually or every other year. Management does not anticipate that the percentage of funds drawn on unused lines of credit will increase substantially over amounts currently utilized. In addition to the above commitments, the Bank has undisbursed loans-in-process of $8.1 million at March 31, 2008, which will disburse over an average of 90 days. These commitments to originate loans and future advances of lines of credit are expected to be funded from loan amortizations and prepayments, deposit inflows, maturing investments, and short-term borrowing capacity.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2008:

                                 Greater    After
                                 Than One   Three
                        Within   Through   Through              One
                          One     Three    Twelve    Within   Year Or
(In Thousands)           Month    Months   Months   One Year  Greater   Total
                        -------  --------  -------  --------  -------   ------
Unused Lines Of Credit   $3,406   $4,898   $20,479  $28,783   $41,768  $70,551
Standby Letters Of
 Credit                      51       91       337      479       138      617
                         ------   ------   -------  -------   -------  -------
Total                    $3,457   $4,989   $20,816  $29,262   $41,906  $71,168
                         ======   ======   =======  =======   =======  =======


Management believes that future liquidity can be met through the Bank's deposit base, which increased $67.1 million during fiscal 2008, and from maturing investments. Also, the Bank has another $60.4 million in unused borrowing capacity at FHLB at March 31, 2008 and $7.0 million borrowing capacity on a line of credit with another institution.

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

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition and
                             Results of Operation

Contractual Obligations

In the normal course of business, the Company enters into contractual obligations that meet various business needs. These contractual obligations include time deposits to customers, borrowings from the FHLB of Atlanta, other borrowings, junior subordinated debentures, and lease obligations for facilities. See Notes 6, 9, 10, and 11 of the Notes to the Consolidated Financial Statements included herein for additional information. The following table summarizes the Company's long-term contractual obligations at March 31, 2008:

                                        One to   Three
                            Less than   Three   to Five
                            One Year    Years    Years   Thereafter   Total
                            ---------  -------  -------  ----------  -------
                                            (In Thousands)

Time deposits               $313,602   $11,122  $ 6,349    $     -   $331,073
FHLB Advances                 42,300    25,000   34,700     76,234    178,234
Other Borrowings              12,784         -        -          -     12,784
Jr. Sub. Debentures                -         -    5,155          -      5,155
Operating Lease
 Obligations                     439       861      801      2,700      4,801
                            --------   -------  -------    -------   --------
Total                       $369,125   $36,983  $47,005    $78,934   $532,047
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

Commitments to extend credit to customers are subject to the Bank's normal credit policies and are essentially the same as those involved in extending loans to customers. See Note 16 of the Notes to the Consolidated Financial Statements included herein for additional information.

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

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Shareholders and Board of Directors
Security Federal Corporation and Subsidiaries
Aiken, South Carolina


    We have audited the accompanying consolidated balance sheets of Security Federal Corporation and Subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the years in the three year period ended March 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Security Federal Corporation and Subsidiaries as of March 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

    We were not engaged to examine management's assertion about the effectiveness of Security Federal Corporation and Subsidiaries' internal control over financial reporting as of March 31, 2008 and 2007 included in the accompanying Management's Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/Elliott Davis, LLC

Columbia, South Carolina
June 9, 2008

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                         Consolidated Balance Sheets

                                                             March 31,
                                                   --------------------------
                                                       2008          2007
                                                   ------------  ------------
ASSETS:
Cash And Cash Equivalents                          $ 10,539,054  $ 13,438,129
Investment And Mortgage-Backed Securities:
  Available For Sale: (Amortized Cost of
   $240,295,683 and $186,970,867 at March 31,
   2008 and 2007, Respectively)                     244,157,872   185,766,296
  Held To Maturity: (Fair Value of $20,506,250
   and $63,441,641 at March 31, 2008 and 2007,
   Respectively)                                     20,154,618    64,138,589
                                                   ------------  ------------
Total Investment And Mortgage-Backed Securities     264,312,490   249,904,885
                                                   ------------  ------------
Loans Receivable, Net:
  Held For Sale                                       2,295,721     1,529,748
  Held For Investment: (Net of Allowance of
   $8,066,762 and $7,296,791 at March 31, 2008
   and 2007, Respectively)                          515,635,984   434,508,612
                                                   ------------  ------------
Total Loans Receivable, Net                         517,931,705   436,038,360
                                                   ------------  ------------
Accrued Interest Receivable:
  Loans                                               1,952,866     1,459,193
  Mortgage-Backed Securities                            822,379       550,682
  Investments                                           764,746     1,181,639
                                                   ------------  ------------
Total Accrued Interest Receivable                     3,539,991     3,191,514
                                                   ------------  ------------

Premises And Equipment, Net                          21,544,380    15,895,192
Federal Home Loan Bank Stock, At Cost                 9,497,100     8,209,200
Repossessed Assets Acquired In Settlement Of Loans      767,096        24,909
Bank Owned Life Insurance                             8,310,813     5,783,620
Intangible Assets, Net                                  442,500       532,500
Goodwill                                              1,197,954     1,197,954
Other Assets                                          1,947,403     3,893,928
                                                   ------------  ------------
Total Assets                                       $840,030,486  $738,110,191
                                                   ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Deposit Accounts                                 $590,850,208  $523,737,592
  Advances From Federal Home Loan Bank              178,234,007   153,049,272
  Other Borrowings                                   12,784,094     8,088,194
  Junior Subordinated Debentures                      5,155,000     5,155,000
  Advance Payments By Borrowers For Taxes And
   Insurance                                            620,467       486,101
  Mandatorily Redeemable Financial Instruments        1,417,312     1,417,312
  Other Liabilities                                   3,472,985     3,483,512
                                                   ------------  ------------
Total Liabilities                                   792,534,073   695,416,983
                                                   ------------  ------------
Commitments (Notes 6 and 16)
Shareholders' Equity:
  Serial Preferred Stock, $.01 Par Value;
   Authorized 200,000 Shares; Issued And
   Outstanding, None                                          -             -
  Common Stock, $.01 Par Value; Authorized
   5,000,000 Shares; Issued And Outstanding Shares,
   2,649,027 And 2,532,192, Respectively, at
   March 31, 2008 And 2,637,942 And 2,609,116,
   Respectively, at March 31, 2007                       25,925        25,814
  Additional Paid-In Capital                          5,072,086     4,850,029
  Treasury Stock (At Cost 116,835 and 28,826 shares
   at March 31, 2008 and 2007, respectively)         (2,769,446)     (651,220)
  Accumulated Other Comprehensive Income (Loss)       2,395,537      (747,316)
  Retained Earnings, Substantially Restricted        42,772,311    39,215,901
                                                   ------------  ------------
Total Shareholders' Equity                           47,496,413    42,693,208
                                                   ------------  ------------
Total Liabilities And Shareholders' Equity         $840,030,486  $738,110,191
                                                   ============  ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                       Consolidated Statements of Income

                                           For the Years Ended March 31,
                                     ---------------------------------------
                                         2008          2007          2006
                                     -----------   -----------   -----------
Interest Income:
  Loans                              $36,634,595   $31,180,719   $23,410,189
  Mortgage-Backed Securities           6,812,983     5,772,667     5,455,369
  Investment Securities                6,124,662     5,070,355     3,689,641
  Other                                   60,086        73,873        62,008
                                     -----------  ------------   -----------
Total Interest Income                 49,632,326    42,097,614    32,617,207
                                     -----------  ------------   -----------

Interest Expense:
  NOW And Money Market Accounts        6,306,433     6,609,207     5,360,351
  Passbook Accounts                      158,703       165,664       175,237
  Certificate Accounts                14,768,301    10,497,490     5,906,157
  FHLB Advances And Other Borrowed
   Money                               7,948,807     6,468,828     4,527,182
  Junior Subordinated Debentures         362,281       191,811             -
                                     -----------  ------------   -----------
Total Interest Expense                29,544,525    23,933,000    15,968,927
                                     -----------  ------------   -----------

  Net Interest Income                 20,087,801    18,164,614    16,648,280
  Provision For Loan Losses              895,000       600,000       660,000
                                     -----------  ------------   -----------
Net Interest Income After Provision
 For Loan Losses                      19,192,801    17,564,614    15,988,280
                                     -----------  ------------   -----------

Non-Interest Income:
  Gain On Sale Of Investment
   Securities                            267,981             -        48,962
  Gain On Sale Of Loans                  613,493       460,750       467,481
  Service Fees On Deposit Accounts     1,232,676     1,239,579     1,132,194
  Commissions From Insurance Agency      664,844       649,548        41,803
  Other Agency Income                     98,499        67,613             -
  Trust Income                           442,625       482,376       363,413
  Bank Owned Life Insurance Income       327,193       242,619             -
  Other                                  841,762       718,046       575,715
                                     -----------  ------------   -----------
Total Non-Interest Income              4,489,073     3,860,531     2,629,568
                                     -----------  ------------   -----------

General And Administrative Expenses:
  Compensation And Employee Benefits  10,284,937     9,384,640     7,579,695
  Occupancy                            1,783,729     1,411,006     1,263,839
  Advertising                            379,819       297,330       172,409
  Depreciation And Maintenance Of
   Equipment                           1,351,289     1,309,696     1,094,149
  FDIC Insurance Premiums                 61,508        58,325        57,702
  Amortization Of Intangibles             90,000        67,500             -
  Other                                3,371,248     2,628,612     2,859,587
                                     -----------  ------------   -----------
Total General And Administrative
 Expenses                             17,322,530    15,157,109    13,027,381
                                     -----------  ------------   -----------

Income Before Income Taxes             6,359,344     6,268,036     5,590,467
Provision For Income Taxes             2,079,745     2,141,483     1,777,616
                                     -----------  ------------   -----------
Net Income                           $ 4,279,599  $  4,126,553   $ 3,812,851
                                     ===========   ===========   ===========

Net Income Per Common Share (Basic)  $      1.66  $       1.59   $      1.51
                                     ===========   ===========   ===========
Net Income Per Common Share
 (Diluted)                           $      1.65  $       1.58   $      1.48
                                     ===========   ===========   ===========
Cash Dividend Per Share On Common
 Stock                               $      0.28  $       0.24   $      0.16
                                     ===========   ===========   ===========

Weighted Average Shares Outstanding
 (Basic)                               2,583,568     2,594,525     2,532,999
                                     ===========   ===========   ===========
Weighted Average Shares Outstanding
 (Diluted)                             2,586,703     2,608,552     2,575,061
                                     ===========   ===========   ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

            Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
                           For the Years Ended March 31, 2008, 2007 and 2006

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
Other Comprehensive
 Income, Net Of Tax:
 Unrealized Holding
  Losses On Securities
  Available For Sale,
  Net Of Taxes              -           -          -            -     (1,094,649)            -   (1,094,649)
 Reclassification
  Adjustment For
  Gains Included In
  Net Income, Net of
  Taxes                                                                  (30,356)                   (30,356)
                                                                                                -----------
Comprehensive Income        -           -          -            -              -             -    2,687,846
Purchase Of Treasury
 Stock At Cost,
 3,235 Shares               -           -    (73,567)           -              -             -      (73,567)
Exercise Of Stock
 Options                  144     222,306          -            -              -             -      222,450
Decrease in Indirect
 Guarantee Of ESOP
 Debt                       -           -          -       60,714              -             -       60,714
                      -------  ----------  ---------    ---------    -----------   -----------  -----------
Cash Dividends              -           -          -            -              -      (406,749)    (406,749)
                      -------  ----------  ---------    ---------    -----------   -----------  -----------
Balance At March 31,
 2006                 $25,582  $4,404,110  $(238,656)   $(215,503)   $(2,086,509)  $35,712,735  $37,601,759
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
                      =======  ==========  =========    =========    ===========   ===========  ===========

------------------------------------------------------------------------------------------------------------



                                                                      Accumulated
                               Additional                Indirect       Other
                       Common  Paid - In    Treasury    Guarantee    Comprehensive   Retained
                       Stock    Capital      Stock     Of ESOP Debt  Income (Loss)   Earnings     Total
                       ------  ----------  ----------  ------------  -------------  ----------   -------
Balance At March 31,
  2007                $25,814  $4,850,029  $  (651,220) $            $  (747,316)  $39,215,901  $42,693,208
Net Income                  -           -            -         -               -     4,279,599    4,279,599
Other Comprehensive
 Income, Net Of Tax:
 Unrealized Holding
  Gains On
  Securities Available
  For Sale, Net Of
  Taxes                     -           -            -         -       3,309,388             -    3,309,388
 Reclassification
  Adjustment For Gains
  Included In Net
  Income, Net Of Taxes      -           -            -         -        (166,535)            -     (166,535)
                                                                                                -----------
Comprehensive Income        -           -            -         -               -             -    7,422,452
Purchase Of Treasury
 Stock At Cost,
 88,009 Shares              -           -   (2,118,226)        -               -             -   (2,118,226)
Exercise Of Stock
 Options                   63     104,958            -         -               -             -      105,021
Employee Stock
 Purchase Plan
 Purchases                 48      96,581            -         -               -             -       96,629
Stock Compensation
 Expense                    -      20,518            -         -               -             -       20,518
Cash Dividends              -           -            -         -               -      (723,189)    (723,189)
                      -------  ----------  -----------   -------      ----------   -----------  -----------
Balance At March 31,
 2008                 $25,925  $5,072,086  $(2,769,446)  $     -      $2,395,537   $42,772,311  $47,496,413
                      =======  ==========  ===========   =======      ==========   ===========  ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                  SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                          For the Years Ended March 31,
                                   ------------------------------------------
                                       2008          2007           2006
                                   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                       $   4,279,599  $   4,126,553  $   3,812,851
 Adjustments To Reconcile Net
  Income To Net Cash Provided By
  Operating Activities:
  Depreciation Expense                1,098,711      1,011,963        965,226
  Amortization Of Intangible Assets      90,000         67,500              -
  Stock Option Compensation Expense      20,518          7,686              -
  Discount Accretion And Premium
   Amortization                         236,743        405,777        927,981
  Provisions For Losses On Loans        895,000        600,000        660,000
  Gain On Sales Of Loans               (613,493)      (460,750)      (467,481)
  Gain On Sales Of Investment
   Securities                          (267,981)             -        (48,962)
  (Gain) Loss On Sale Of Real
   Estate                               (14,685)       (48,678)        21,416
  Amortization Of Deferred Fees
   On Loans                            (109,539)      (283,252)      (170,009)
  Loss On Disposition Of Premises
   And Equipment                         10,906            165         32,344
  Proceeds From Sale Of Loans
   Held For Sale                     39,115,662     30,793,793     30,370,085
  Origination Of Loans Held
   For Sale                         (39,268,142)   (30,542,147)   (28,945,486)
  (Increase) Decrease In Accrued
   Interest Receivable:
    Loans                              (493,673)      (363,179)      (194,142)
    Mortgage-Backed Securities         (271,697)       (42,250)        47,501
    Investments                         416,893       (236,019)      (223,876)
  (Decrease) Increase In Advance
   Payments By Borrowers                134,366        (15,897)        84,588
  Other, Net                             10,762         88,888        295,799
                                  -------------  -------------  -------------
Net Cash Provided By Operating
 Activities                           5,269,950      5,110,153      7,167,835
                                  -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase Of Mortgage-Backed
  Securities Available For Sale     (93,232,730)   (30,261,270)   (31,386,556)
 Principal Repayments On Mortgage-
  Backed Securities Available For
  Sale                               39,514,170     34,829,410     49,386,450
 Principal Repayments On Mortgage-
  Backed Securities Held To
  Maturity                                    -              -         10,407
 Purchase Of Investment Securities
  Available For Sale                (49,522,853)   (33,152,147)   (28,031,364)
 Maturities Of Investment Securities
  Available For Sale                 41,664,531      8,019,815      4,924,531
 Maturities Of Investment Securities
  Held To Maturity                   44,000,000     11,000,000      1,000,000
 Proceeds From Sale of Investment
  Securities Available For Sale       8,268,604              -              -
 Proceeds From Sale of Mortgage-
  Backed Securities Available For
  Sale                                        -              -      3,797,360
 Proceeds From Sale of Mortgage-
  Backed Securities Held To
  Maturity                                    -              -        249,650
 Purchase Of FHLB Stock             (10,486,300)    (7,232,000)    (6,897,300)
 Redemption Of FHLB Stock             9,198,400      6,172,600      5,982,000
 Increase In Loans Receivable       (83,076,705)   (61,061,837)   (59,900,035)
 Proceeds From Sale Of
  Repossessed Assets                    436,370        139,700        173,547
 Purchase And Improvement Of
  Premises And Equipment             (6,759,305)    (5,244,344)    (4,746,502)
 Proceeds From Sale of Premises
  and Equipment                             500              -              -
 Increase In Bank Owned Life
  Insurance                          (2,527,193)      (783,619)    (5,000,001)
                                  -------------  -------------  -------------
Net Cash Used By Investing
 Activities                        (102,522,511)   (77,573,692)   (70,437,813)
                                  -------------  -------------  -------------

                                                                   (Continued)

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                                          For the Years Ended March 31,
                                   ------------------------------------------
                                       2008          2007           2006
                                   ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase In Deposit Accounts        67,112,616     44,508,253     48,941,948
 Proceeds From FHLB Advances        352,450,000    279,973,450    262,655,000
 Repayment Of FHLB Advances        (327,265,265)  (258,287,178)  (243,330,000)
 Proceeds Of Other Borrowings, Net    4,695,900        798,421      1,695,616
 Proceeds From Junior Subordinated
  Debentures                                  -      5,155,000              -
 Proceeds From Employee Stock
  Purchase Plan Purchases                96,629              -              -
 Proceeds From Exercise Of Stock
  Options                               105,021        438,465        222,450
 Purchase Of Treasury Stock          (2,118,226)      (412,564)       (73,567)
 Dividends To Shareholders             (723,189)      (623,387)      (406,749)
                                  -------------  -------------  -------------
Net Cash Provided By Financing
 Activities                          94,353,486     71,550,460     69,704,698
                                  -------------  -------------  -------------
Net Increase (Decrease) In Cash
 And Cash Equivalents                (2,899,075)      (913,079)     6,434,720
Cash And Cash Equivalents At
 Beginning Of Year                   13,438,129     14,351,208      7,916,488
                                  -------------  -------------  -------------
Cash And Cash Equivalents At End
 Of Year                          $  10,539,054  $  13,438,129  $  14,351,208
                                  =============  =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
Cash Paid During The Period For:
 Interest                         $  29,481,506  $  23,339,597  $  15,679,123
                                  =============  =============  =============
 Income Taxes                     $   2,403,290  $   1,869,292  $   2,276,825
                                  =============  =============  =============
Supplemental Schedule Of Non Cash
 Transactions:
 Additions To Repossessed Assets  $   1,163,872  $      24,909  $     232,985
                                  =============  =============  =============
 Decrease (Increase) In
  Unrealized Net Loss On
  Securities Available For Sale,
  Net Of Taxes                    $   3,142,853  $   1,339,193  $  (1,125,005)
                                  =============  =============  =============
 Issuance Of A Mandatorily
  Redeemable Financial Instrument
  Through The Issuance Of Common
  Stock                           $           -  $   1,417,312  $           -
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

        The Company values impaired loans at either the loan's fair value, or the present value of expected future cash flows, if it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement at the present value of expected cash flows, the market price of the loan, if available, or the value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to interest then to principal. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

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

   (h)  Premises and Equipment
        ----------------------
        Premises and equipment are carried at cost, net of accumulated depreciation. Depreciation of premises and equipment is amortized on a straight-line method over the estimated useful life of the related asset. Estimated lives are seven to 40 years for buildings and improvements and generally three to 10 years for furniture, fixtures and equipment. Maintenance and repairs are charged to current expense. The cost of major renewals and improvements are capitalized.

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

   (m)  Advertising Expense
        -------------------
        Advertising and public relations costs are generally expensed as incurred. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising and public relations costs of $379,819, $297,330, and $172,409 were included in the Company's results of operations for 2008, 2007, and 2006, respectively.

   (n)  Fair Value of Financial Instruments
        -----------------------------------
        The Company discloses the fair value of on- and off-balance sheet financial instruments when it is practicable to do so. Fair values are based on quoted market prices, where available, on estimates of present value, or on other valuation techniques. These estimates are made at a specific time, are subjective in nature, and involve uncertainties and significant judgment. In addition, the Company does not disclose the fair value of non-financial instruments.
        Accordingly, the aggregate fair values presented do not represent the underlying fair value of the Company.

        Fair value approximates carrying value for the following financial instruments as a result of the short-term nature of the instrument: cash and cash equivalents.

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

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(1)  Significant Accounting Policies, Continued
     -------------------------------------------

   (n)  Fair Value of Financial Instruments, Continued
        ----------------------------------------------
        Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying value. Certificates of deposit accounts and securities sold under repurchase agreements maturing within one year are valued at their carrying value. The fair value of certificates of deposit accounts and securities sold under repurchase agreements after one year are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments. Fair value for long-term FHLB advances is based on discounted cash flows using the Company's current incremental borrowing rate. Discount rates used in these computations approximate rates currently offered for similar borrowings of comparable terms and credit quality. Junior subordinated debentures are estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

   (o)  Stock-Based Compensation
        ------------------------
        On April 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement on Financial Accounting Standards ("SFAS") No. 123 (R), Shared-Based Payment ("SFAS 123R"), to account for compensation costs under its stock option plans. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) ("APB 25"). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company's stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to April 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123 (R) have been utilized.

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

        The decision to accelerate vesting of these options will avoid recognition of pre-tax compensation expense by the Company upon the adoption of SFAS 123(R). In the Company's view, the future compensation expense could outweigh the incentive and retention value associated with the stock options. The future compensation expense, net of income taxes, that was avoided, based upon the effective date of April 1, 2006, was approximately $275,000. The Company believes that the acceleration of vesting stock options meets the criteria for variable accounting under FASB Interpretation No. 44. Based upon past experience, the Company believes the grantees of these stock options will remain as directors or employees of the Company.

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

                                         For the Year Ended
                  ------------------------------------------------------------
                            March 31, 2008              March 31, 2007
                  -----------------------------  -----------------------------
                                      Per Share                      Per Share
                  Income      Shares   Amounts   Income      Shares   Amounts
                  ------      ------  ---------  ------      ------  ---------
Basic EPS       $4,279,599  2,583,568  $ 1.66  $4,126,553  2,594,525    1.59
Dilutive effect
 of:
 Stock Options           -      3,135   (0.01)          -     14,027   (0.01)
 ESOP                    -          -       -           -          -       -
                ----------  ---------  ------  ----------  ---------  ------
Diluted EPS     $4,279,599  2,586,703  $ 1.65  $4,126,553  2,608,552  $ 1.58
                ==========  =========  ======  ==========  =========  ======

                                            For the Year Ended
                                              March 31, 2006
                                     -------------------------------
                                                           Per share
                                     Income      Shares     Amounts
                                     ------      ------    ---------
             Basic EPS             $3,812,851   2,532,999   $ 1.51
             Dilutive effect of:
               Stock Options                -      32,666    (0.02)
               ESOP                         -      10,396    (0.01)
                                   ----------   ---------   ------
             Diluted EPS           $3,812,851   2,576,061   $ 1.48
                                   ==========   =========   ======

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. SFAS 157 is effective for the Company on April 1, 2008 and will not impact the Company's accounting measurements but it is expected to result in additional disclosures.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(1)  Significant Accounting Policies, Continued
     ------------------------------------------

   (r)  Recently Issued Accounting Standards
        ------------------------------------
        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," ("SFAS 141(R)") which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, the Company is required to record and disclose business combinations following existing accounting guidance until April 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improving the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 is effective for the Company on April 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.

        In February 2008, the FASB issued FASB Staff Position ("FSP") No. 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions" ("FSP 140-3"). This FSP provides guidance on accounting for a transfer of a financial asset and the transferor's repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140. FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on April 1, 2009. The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

        In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets".

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(1)  Significant Accounting Policies, Continued
     ------------------------------------------

   (r)  Recently Issued Accounting Standards, Continued
        -----------------------------------------------
        The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), "Business Combinations," and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP is effective for the Company on April 1, 2009. The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

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

(2)  Acquisition
     -----------

On June 30, 2006, the Company completed the acquisition of the insurance and premium finance businesses of Collier-Jennings Financial Corporation and it subsidiaries Collier-Jennings, Inc., The Auto Insurance Store, Inc., and Collier-Jennings Premium Pay Plans, Inc (the "Collier-Jennings Companies"). The purpose of the acquisition was to expand the Company's insurance services and increase non-interest income. The shareholder of the Collier-Jennings Companies received $180,000 in cash and 54,512 shares of the Company's common stock valued at $26 per share for an approximate purchase price of $1,597,312. The Company will release the shares to the former shareholder of the Collier-Jennings Companies over a three-year period. The stock is mandatorily redeemable by the shareholder of Collier-Jennings Companies at his option in cumulative increments of 20% per year for a five-year period at the greater of $26 per share or one and one-half times the book value of the Company's stock. At March 31, 2008, the shareholder had not elected to redeem any of the shares.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(2)  Acquisition, Continued
     ----------------------

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
                                                ==========


(3)  Investment and Mortgage-Backed Securities, Available for Sale
     -------------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

                                             March 31, 2008
                         -----------------------------------------------------
                                           Gross       Gross
                                         Unrealized  Unrealized
                         Amortized Cost    Gains       Losses      Fair value
                         --------------  ----------  ----------   ------------
FHLB Securities           $ 31,891,456   $  625,583   $      -    $32,517,039
Federal Farm Credit
 Securities                 14,849,646      323,594          -     15,173,240
FNMA Bonds                   2,997,470        7,840          -      3,005,310
Mortgage-Backed
 Securities                190,454,173    3,023,143    104,283    193,373,033
Equity Securities              102,938            -     13,688         89,250
                          ------------   ----------   --------   ------------
                          $240,295,683   $3,980,160   $117,971   $244,157,872
                          ============   ==========   ========   ============


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
                          ============     ========  ==========  ============

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(3)  Investment and Mortgage-Backed Securities, Available for Sale, Continued
     ------------------------------------------------------------------------

FHLB securities, Federal Farm Credit securities, FNMA bonds, FHLMC bonds, and FNMA and FHLMC mortgage-backed securities are issued by government-sponsored enterprises ("GSE's"). GSE's are not backed by the full faith and credit of the United States government. Included in the tables above and below in mortgage-backed securities are GNMA mortgage-backed securities, which are backed by the full faith and credit of the United States government. At March 31, 2008, the Bank held an amortized cost and fair value of $72.8 million and $74.2 million respectively in GNMA mortgage-backed securities included in mortgage-backed securities listed above.

The amortized cost and fair value of investment and mortgage-backed securities available for sale at March 31, 2008 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties.

                                      Amortized Cost    Fair Value
                                      --------------   ------------
           Less Than One Year          $  1,000,000    $  1,002,810
           One - Five Years              10,327,525      10,489,287
           Five - Ten Years              21,810,096      22,299,902
           After Ten Years               16,703,889      16,992,840
           Mortgage-Backed Securities   190,454,173     193,373,033
                                       ------------    ------------
                                       $240,295,683    $244,157,872
                                       ============    ============


At March 31, 2008 and 2007, the amortized cost and fair value of investment and mortgage-backed securities available for sale pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $137.7 million and $140.1 million and $80.5 million and $79.5 million, respectively.

The Bank received approximately $8.2 million and $3.8 million, respectively in proceeds from sales of available for sale securities during the years ended March 31, 2008 and 2006 and recognized approximately $269,000 in gross gains and $1,000 in gross losses for the year ended March 31, 2008 and $42,000 in gross gains and $3,500 in gross losses for the year ended March 31, 2006. There were no sales of available for sale securities in the year ended March 31, 2007.

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual available for sale securities have been in a continuous unrealized loss position, at March 31, 2008.


                          Less than 12 Months       12 Months or More               Total
                         --------------------    ----------------------     ----------------------
                          Fair      Unrealized     Fair       Unrealized      Fair      Unrealized
                          Value       Losses       Value        Losses        Value        Losses
                         -------    ----------    -------     ----------     -------    -----------
Mortgage-Backed
 Securities            $22,564,320    $82,522   $3,144,500     $21,761     $25,708,820    $104,283




Securities classified as available-for-sale are recorded at fair market value. Approximately 20.9% of the unrealized losses, or four individual securities, consisted of securities in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(4)  Investment and Mortgage-Backed Securities, Held to Maturity
     -----------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

                                              March 31, 2008
                           ---------------------------------------------------
                                             Gross       Gross
                                           Unrealized  Unrealized
                           Amortized Cost    Gains       Losses    Fair Value
                           --------------  ----------  ----------  -----------
FHLB Securities             $17,999,618     $320,072    $      -   $18,319,690
Federal Farm Credit
 Securities                   2,000,000       31,560           -     2,031,560
Equity Securities               155,000            -           -       155,000
                            -----------     --------    --------   -----------
                            $20,154,618     $351,632    $      -   $20,506,250
                            ===========     ========    ========   ===========


                                              March 31, 2007
                           ---------------------------------------------------
                                             Gross       Gross
                                           Unrealized  Unrealized
                           Amortized Cost    Gains       Losses    Fair Value
                           --------------  ----------  ----------  -----------
FHLB Securities             $55,994,852      $21,560    $573,841   $55,442,571
Federal Farm Credit
 Securities                   7,988,737            -     144,667     7,844,070
Equity Securities               155,000            -           -       155,000
                            -----------      -------    --------   -----------
                            $64,138,589      $21,560    $718,508   $63,441,641
                            ===========      =======    ========   ===========

FHLB securities and Federal Farm Credit securities are issued by GSE's. GSE's are not backed by the full faith and credit of the United States government.

The amortized cost and fair value of investment and mortgage-backed securities held to maturity at March 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities due to call features on certain investments.

                                Amortized Cost   Fair Value
                                --------------   ----------
      Less Than One Year         $ 5,000,000    $ 5,037,510
      One - Five Years             4,000,000      4,116,240
      Over Five - Ten Years        8,000,000      8,191,250
      More Than Ten Years          3,154,618      3,161,250
                                 -----------    -----------
                                 $20,154,618    $20,506,250
                                 ===========    ===========

At March 31, 2008 and 2007, the amortized cost and fair value of investment and mortgage-backed securities held to maturity pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $20.2 million and $20.5 million and $51.0 million and $50.4 million, respectively.

The Bank received approximately $250,000 in proceeds from the sale of three held to maturity securities with approximately $10,324 recorded in gross gains and no gross losses during the year ended March 31, 2006. All three securities had paid down at least ninety percent therefore meeting the intent of SFAS No. 115, "Accounting for Certain Investment in Debt and Equity Securities". There were no sales of held to maturity securities during the years ended March 31, 2007 and 2008.

The Company did not have any held to maturity securities in a loss position at March 31, 2008. The Company's held-to-maturity portfolio is recorded at amortized cost. The Company has the ability and intends to hold these securities to maturity.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(5)  Loans Receivable, Net
     ---------------------

Loans receivable, net, at March 31 consisted of the following:

                                                      2008          2007
                                                 ------------  ------------
     Residential Real Estate Loans               $131,863,466  $125,512,411
     Consumer Loans                                66,832,377    63,809,478
     Commercial Business And Real Estate Loans    333,386,661   259,207,877
     Loans Held For Sale                            2,295,721     1,529,748
                                                 ------------  ------------
                                                  534,378,225   450,059,514
                                                 ------------  ------------

     Less:
      Allowance For Loan Losses                     8,066,762     7,296,791
      Loans In Process                              8,064,728     6,443,372
      Deferred Loan Fees                              315,030       280,991
                                                 ------------  ------------
                                                   16,446,520    14,021,154
                                                 ------------  ------------
     Total Loans Receivable, Net                 $517,931,705  $436,038,360
                                                 ============  ============

Changes in the allowance for loan losses for the years ended March 31 are summarized as follows:

                                           2008         2007         2006
                                        ----------   ----------   ----------
Balance At Beginning Of Year            $7,296,791   $6,704,734   $6,284,055
Allowance Acquired in Acquisition                -       21,697            -
Provision For Loan Losses                  895,000      600,000      660,000
Charge Offs                               (249,673)    (132,712)    (301,650)
Recoveries                                 124,644      103,072       62,329
                                        ----------   ----------   ----------
Total Allowance For Loan Losses         $8,066,762   $7,296,791   $6,704,734
                                        ==========   ==========   ==========

The following table sets forth the amount of the Company's non-accrual loans and the status of the related interest income at March 31.

                                                      2008          2007
                                                 ------------  ------------
     Non-Accrual Loans                            $6,019,000    $1,055,000
                                                  ==========    ==========
     Interest Income That Would Have Been
      Recognized Under Original Terms             $  238,000    $  107,000
                                                  ==========    ==========

At March 31, 2008 and 2007, impaired loans amounted to $4.5 million and $1.5 million, respectively. Losses on impaired loans are accounted for in the allowance for loan loss. Valuation allowances for impaired loans totaled $588,000 and $320,000 for March 31, 2008 and 2007, respectively. The average recorded investment in impaired loans was $1.9 million and $1.6 million for the years ended March 31, 2008 and 2007, respectively.

The Bank blanket pledges its portfolio of single-family mortgage loans to secure FHLB advances.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(6)  Premises and Equipment, Net
     ---------------------------

Premises and equipment, net, at March 31 are summarized as follows:

                                                     2008          2007
                                                 ------------  ------------
     Land                                        $ 5,471,503    $ 5,141,399
     Buildings And Improvements                   16,597,627     10,790,875
     Furniture And Equipment                       8,924,922      7,337,134
     Construction In Progress                        153,505      1,816,230
                                                 -----------    -----------
                                                  31,147,557     25,085,638
     Less Accumulated Depreciation                (9,603,177)    (9,190,446)
                                                 -----------    -----------

     Total Premises And Equipment, Net           $21,544,380    $15,895,192
                                                 ===========    ===========


Depreciation expense for the years ended March 31, 2008, 2007, and 2006 was approximately $1,099,000, $1,012,000, and $965,000, respectively.

The Bank has entered into non-cancelable operating leases related to buildings and land. At March 31, 2008, future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows (by fiscal year):

                          2009             $  438,714
                          2010                430,750
                          2011                430,099
                          2012                400,699
                          2013                400,937
                          Thereafter        2,699,862
                                           ----------
                                           $4,801,061
                                           ==========

Total rental expense amounted to $435,000, $343,000, and $295,000 for the years ended March 31, 2008, 2007 and 2006, respectively. Four lease agreements with monthly expenses of $8,250, $7,792, $5,886, and $800 have multiple renewal options totaling 20, 45, 30, and 10 years, respectively.


(7)  Intangible Assets and Goodwill
     ------------------------------

Intangible assets and goodwill are the result of the Collier Jennings acquisition in July 2006. Changes in intangible assets and goodwill for the years ended March 31 consisted of the following:


                                                     2008          2007
                                                 ------------  ------------
     Customer List
       Balance At Beginning Of Year               $  341,250    $        -
       Acquired                                            -       375,000
       Amortization                                  (50,004)      (33,750)
                                                  ----------    ----------
       Balance At End Of Year                        291,246       341,250
                                                  ----------    ----------
     Employment Contracts
       Balance At Beginning Of Year                  191,250             -
       Acquired                                            -       225,000
       Amortization                                   39,996        33,750
                                                  ----------    ----------
       Balance At End Of Year                        151,254       191,250
                                                  ----------    ----------
     Total Intangibles                               442,500       532,500
     Goodwill                                      1,197,954     1,197,954
                                                  ----------    ----------
         Total                                    $1,640,454    $1,730,454
                                                  ==========    ==========

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

The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which is 0.20% of total assets at December 31, 2007 and 2006 plus a transaction component which equals 4.5% of outstanding advances (borrowings) from the FHLB of Atlanta. The Bank is in compliance with this requirement with an investment in FHLB of Atlanta stock of $9.5 million and $8.2 million as of March 31, 2008 and 2007, respectively.

(9)  Deposits
     --------

Deposits outstanding by type of account are summarized as follows:

                     At March 31, 2008                At March 31, 2007
               -----------------------------    -----------------------------
                                    Interest                         Interest
                          Weighted   Rate                  Weighted   Rate
                            Rate     Range       Amount      Rate     Range
               ---------  --------  --------    --------    -------  --------
Checking
 Accounts    $100,585,610   0.47%  0.00-1.98%  $105,515,095  0.63%  0.00-2.96%
Money Market
 Accts.       143,225,218   2.84%  1.09-3.01%   145,491,774  4.14%  1.09-4.41%
Passbook
 Accounts      15,966,557   0.97%  0.00-1.00%    17,458,680  0.98%  0.00-1.51%
             ------------   ----   ---------   ------------  ----   ---------
Total         259,777,385   1.87%  0.00-3.01%   268,465,549  2.55%  0.00-4.41%
             ------------   ----   ---------   ------------  ----   ---------

Certificate
 Accounts:
0.00-1.99%              -                                 -
2.00-2.99%     14,047,109                         2,971,616
3.00-3.99%     59,526,823                        36,044,826
4.00-4.99%     68,149,323                        35,617,605
5.00-5.99%    189,349,568                       180,637,996
             ------------                      ------------
Total         331,072,823   4.75%  2.03-5.84%   255,272,043  4.99%  2.83-5.85%
             ------------   ----   ---------   ------------  ----   ---------
Total
 Deposits    $590,850,208   3.46%  0.00-5.84%  $523,737,592  3.74%  0.00-5.85%
             ============   ====   =========   ============  ====   =========

The aggregate amount of short-term certificates of deposit with a minimum denomination of $100,000 was $149.5 million and $110.6 million at March 31, 2008 and 2007, respectively. The amounts and scheduled maturities of all certificates of deposit at March 31 are as follows:

                                             March 31,
                                   ---------------------------
                                       2008            2007
                                   ------------   ------------
     Within 1 Year                 $313,602,472   $235,951,662
     After 1 Year, Within 2           8,065,206     10,891,655
     After 2 Years, Within 3          3,056,613      2,498,279
     After 3 Years, Within 4          2,973,423      2,781,426
     After 4 Years, Within 5          3,375,109      3,149,021
     Thereafter                               -              -
                                   ------------   ------------
                                   $331,072,823   $255,272,043
                                   ============   ============

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(10)  Advances From Federal Home Loan Bank (FHLB) And Other Borrowings
      ----------------------------------------------------------------

Advances from the FHLB at March 31 are summarized by year of maturity and weighted average interest rate below:

                                   2008                          2007
                       --------------------------- ---------------------------
  Year Ending March 31     Amount    Weighted Rate     Amount    Weighted Rate
                       ------------  ------------- ------------  -------------
  2008                 $          -          -     $ 10,000,000      4.25%
  2009                   42,300,000       3.28%      25,000,000      4.75%
  2010                   10,000,000       4.88%       5,000,000      3.09%
  2011                   15,000,000       4.87%      10,000,000      4.76%
  2012                   24,700,000       4.56%      19,700,000      4.77%
  2013                   10,000,000       4.76%      10,000,000      3.97%
  Thereafter             76,234,007       4.25%      73,349,272      4.23%
                       ------------       ----     ------------      ----
                       $178,234,007       4.18%    $153,049,272      4.36%
                       ============       ====     ============      ====

These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank's portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $97.1 million and $98.9 million at March 31, 2008 and $85.3 million and $84.8 million at March 31, 2007, respectively. Advances are subject to prepayment penalties.

The following tables show callable FHLB advances as of the dates indicated. These advances are also included in the above table. All callable advances are callable at the option of the FHLB. If an advance is called, the Bank has the option to payoff the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

                              As of March 31, 2008
------------------------------------------------------------------------------
Borrow Date  Maturity Date    Amount   Int. Rate     Type        Call Dates
-----------  -------------   --------  ---------   --------    ---------------
 02/20/04      02/20/14     $5,000,000   3.225%  1 Time Call      02/20/09
 04/16/04      04/16/14      3,000,000   3.330%  1 Time Call      04/16/08
 06/24/05      06/24/15      5,000,000   3.710%  1 Time Call      06/24/10
 07/22/05      07/22/15      5,000,000   3.790%  1 Time Call      07/22/08
 11/10/05      11/10/15      5,000,000   4.400%  1 Time Call      11/10/09
 11/23/05      11/23/15      5,000,000   3.933%  Multi-Call       05/25/08 and
                                                                   quarterly
                                                                   thereafter
 11/29/05      11/29/13      5,000,000   4.320%  1 Time Call      05/29/09
 12/14/05      12/14/11      5,000,000   4.640%  1 Time Call      09/14/09
 01/12/06      01/12/16      5,000,000   4.450%  1 Time Call      01/12/11
 03/01/06      03/03/14      5,000,000   4.720%  1 Time Call      03/03/10
 06/02/06      06/02/16      5,000,000   5.160%  1 Time Call      06/02/11
 07/11/06      07/11/16      5,000,000   4.800%  Multi-Call       07/11/08 and
                                                                   quarterly
                                                                   thereafter
 10/25/06      10/25/11      5,000,000   4.830%  1 Time Call      10/27/08
 11/29/06      11/29/16      5,000,000   4.025%  Multi-Call       05/29/08 and
                                                                   quarterly
                                                                   thereafter
 01/19/07      07/21/14      5,000,000   4.885%  1 Time Call      07/21/11
 03/09/07      03/09/12      4,700,000   4.286%  Multi-Call       06/09/08 and
                                                                   quarterly
                                                                   thereafter
 05/24/07      05/24/17      7,900,000   4.375%  Multi-Call       05/27/08 and
                                                                   quarterly
                                                                   thereafter
 06/29/07      06/29/12      5,000,000   4.945%  1 Time Call      06/29/09
 07/25/07      07/25/17      5,000,000   4.396%  Multi-Call       07/25/08 and
                                                                   quarterly
                                                                   thereafter
 11/16/07      11/16/11      5,000,000   3.745%  Multi-Call       11/17/08 and
                                                                   quarterly
                                                                   thereafter

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

At March 31, 2008 and 2007, the Bank had $60.4 million and $68.2 million in additional borrowing capacity, respectively at the FHLB.

The Bank had $12.8 million and $8.1 million in other borrowings (non-FHLB advances) at March 31, 2008 and 2007, respectively. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts and the current balance on a revolving line of credit with another financial institution. At March 31, 2008 and 2007, short-term repurchase agreements were $9.8 million and $8.1 million, respectively. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At March 31, 2008 and 2007 the interest rate paid on the repurchase agreements was 3.01% and 4.41%, respectively. The Bank had pledged as collateral for these repurchase agreements investment securities with amortized costs and fair values of $27.8 million and $28.2 million at March 31, 2008 and $23.4 million and $23.4 million at March 31, 2007, respectively.

In December 2007, the Company entered into a line of credit in the amount of $10 million with another financial institution. At March 31, 2008, the balance on the line of credit was $3.0 million. The unsecured line of credit has an interest rate equal to one month LIBOR plus 2.5% and matures on December 1, 2008.

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

The Capital Securities accrue and pay distributions annually at a rate per annum equal to a blended rate of 5.69% at March 31, 2008. One-half of the Capital Securities issued in the transaction has a fixed rate of 6.88% and the remaining half has a floating rate of three-month LIBOR plus 170 basis points, which was 4.50% at March 31, 2008. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of December 15, 2036. The Company has no current intention to exercise its right to defer payments of interest on the Capital Securities.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(11)  Junior Subordinated Debentures, Continued
      -----------------------------------------

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

(12)  Income Taxes
      ------------

Income tax expense is comprised of the following:

                                             For the Years Ended March 31,
                                       -------------------------------------
                                          2008         2007          2006
                                       ----------   ----------    ----------
     Current:
      Federal                          $2,293,975   $1,995,334    $1,534,117
      State                               143,413      136,437       155,772
                                       ----------   ----------    ----------
     Total Current Tax Expense          2,437,388    2,131,771     1,689,889
                                       ----------   ----------    ----------
     Deferred:
      Federal                            (320,901)       7,241        77,600
      State                               (36,742)       2,471        10,127
                                       ----------   ----------    ----------
     Total Deferred Tax Expense          (357,643)       9,712        87,727
                                       ----------   ----------    ----------
     Total Income Tax Expense          $2,079,745   $2,141,483    $1,777,616
                                       ==========   ==========    ==========

The Company's income taxes differ from those computed at the statutory federal income tax rate, as follows:

                                             For the Years Ended March 31,
                                       -------------------------------------
                                          2008         2007          2006
                                       ----------   ----------    ----------
     Tax At Statutory Income Tax Rate  $2,162,177   $2,131,132    $1,900,759
     State Tax And Other                  (82,432)      10,351      (123,143)
                                       ----------   ----------    ----------
     Total Income Tax Expense          $2,079,745   $2,141,483    $1,777,616
                                       ==========   ==========    ==========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

                                                            At March 31,
                                                         2008         2007
                                                      ----------   ----------
Deferred Tax Assets:
 Provision For Loan Losses                            $3,053,907   $2,769,862
 Goodwill Tax Basis Over Financial Statement Basis        56,339      152,917
 Net Fees Deferred For Financial Reporting               165,544      164,914
 Unrealized Loss on Securities Available for Sale              -      457,470
 Other                                                   389,225      177,591
                                                      ----------   ----------
Total Gross Deferred Tax Assets                        3,665,015    3,722,754
                                                      ----------   ----------
Deferred Tax Liabilities:
 FHLB Stock Basis Over Tax Basis                         126,565      126,565
 Depreciation                                            234,990      182,310
 Other                                                    78,378       55,400
 Intangibles                                             165,052      198,622
 Unrealized Gain on Securities Available for Sale      1,471,283            -
                                                      ----------   ----------
Total Gross Deferred Tax Liability                     2,076,268      562,897
                                                      ----------   ----------
Net Deferred Tax Asset                                $1,588,747   $3,159,857
                                                      ==========   ==========

No valuation allowance for deferred tax assets was required at March 31, 2008 and 2007. The realization of net deferred tax assets may be based on utilization of carrybacks to prior taxable periods, anticipation of future taxable income in certain periods, and the utilization of tax planning strategies. Management has determined that the net deferred tax asset can be supported based upon these criteria.

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

As of March 31, 2008 and 2007, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank had to maintain total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage ratios at 10%, 6%, and 5%, respectively. There are no conditions or events that management believes have changed the Bank's classification.

The Bank's regulatory capital amounts and ratios are as follows as of the dates indicated:

                                                               To Be Well
                                                               Capitalized
                                                               Under Prompt
                                                                Corrective
                         Actual      For Capital Adequacy    Action Provisions
                    ---------------  --------------------   ------------------
                    Amount    Ratio   Amount       Ratio    Amount      Ratio
                    ------    -----  -------      -------   ------      -----
                                     (Dollars in Thousands)
March 31, 2008
Tier 1 Risk-Based
 Core Capital (To
 Risk Weighted
 Assets)           $52,232    9.4%   $22,250       4.0%    $33,375      6.0%
Total Risk-Based
 Capital (To Risk
 Weighted Assets)   59,183   10.6%    44,485       8.0%     55,065     10.0%
Tier 1 Leverage
 (Core) Capital
 (To Adjusted
 Tangible Assets)   52,232    6.3%    33,377       4.0%     41,722      5.0%
Tangible Capital
 (To Tangible
 Assets)            52,232    6.3%    16,688       2.0%     41,719      5.0%

March 31, 2007
Tier 1 Risk-Based
 Core Capital (To
 Risk Weighted
 Assets)          $45,588     9.5%   $19,251       4.0%   $28,877       6.0%
Total Risk-Based
 Capital (To Risk
 Weighted Assets)  51,582    10.7%    38,503       8.0%    48,128      10.0%
Tier 1 Leverage
 (Core) Capital
 (To Adjusted
 Tangible Assets)  45,588     6.2%    29,474       4.0%    36,843       5.0%
Tangible Capital
 (To Tangible
 Assets)           45,588     6.2%    14,737       2.0%    36,843       5.0%


The payment of dividends by the Company depends primarily on the ability of the Bank to pay dividends to the Company. The payment of dividends by the Bank to the Company is subject to substantial restrictions and would require prior notice to the Office of Thrift Supervision ("OTS").

(14)  Employee Benefit Plans
      ----------------------

The Company is participating in a multiple employer defined contribution employee benefit plan covering substantially all employees with six months or more of service. The Company matches a portion of the employees' contributions and the plan has a discretionary profit sharing provision. The total employer contributions were $191,000, $349,000, and $113,000 for the years ended March 31, 2008, 2007, and 2006, respectively.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(14)  Employee Benefit Plans, Continued
      ---------------------------------

The Company had an Employee Stock Ownership Plan ("ESOP") for the exclusive benefit of employee participants. The discretionary contributions for the year ended March 31, 2006 was $231,000. There were no contributions for the years ended March 31, 2008 and 2007. The ESOP from time to time borrowed funds from financial institutions to purchase the Company's stock. The entire balance of the loan was paid off in June 2006. The Company carried the debt as a liability and a reduction in equity, although the Company neither endorsed nor guaranteed the loan. The loan was repaid by Company contributions to the trustee, who in turn made the loan payments to the financial institution. Because of the high cost of maintaining the ESOP, including legal, accounting, and audit fees, and the fact the ESOP had no more stock to allocate, the Company terminated the plan effective December 31, 2007.

The Company has an Employee Stock Purchase Plan ("ESPP"). The ESPP allows employees of the Company to purchase stock quarterly at a 15% discount through
payroll deduction.   The ESPP, which was approved by stockholders in July
2005, became effective in January 2007.  Participation is voluntary.
Employees are limited to investing $25,000 or 5% of their annual salary, whichever is lower, during the year. At March 31, 2008, there were 30 employees participating.

Certain officers of the Company participate in a supplemental retirement plan. These benefits are not qualified under the Internal Revenue Code and they are not funded. During the years ended March 31, 2008 and 2007, the Company incurred expenses of $224,000 and $167,000, respectively, for this plan.

Certain officers and directors of the Company participate in an incentive and non-qualified stock option plan. Options are granted at exercise prices not less than the fair value of the Company's common stock on the date of the grant. The following is a summary of the activity under the Company's incentive and non-qualified stock option plan for the years ended March 31, 2008, 2007, and 2006.

                             2008              2007                2006
                       ----------------  -----------------   -----------------
                               Weighted           Weighted            Weighted
                                 Avg.               Avg.                Avg.
                               Exercise           Exercise            Exercise
                       Shares   Price    Shares    Price     Shares    Price
                       ------  --------  ------   --------   ------   --------
Balance, Beginning of
 Year                  99,600   $20.55  118,046    $19.50   135,292    $19.09
 Options granted       23,000    23.68   14,000     23.03     6,500     23.91
 Options exercised      6,300    16.67   25,196     17.40    14,396     15.45
 Options forfeited      5,200    17.40    7,250     19.27     9,350     19.52
                      -------           -------             -------
Balance, March 31     111,100   $21.55   99,600    $20.55   118,046    $19.50
                      =======           =======             =======

Options Exercisable    74,100   $20.60   85,600    $20.14   118,046    $19.50
                      =======           =======             =======

Options Available
 For Grant            127,267            59,000              13,750
                      =======           =======             =======

Stock options outstanding as of March 31, 2008 are as follows:

                                          Weighted Average
                             Number of       Remaining
Range of Exercise Prices   Option Shares    Contractual      Weighted Average
       Low/High             Outstanding     Life (Years)      Exercise Price
                           -------------    ------------     ----------------

  $16.67 / $21.00             40,600            4.18             $18.63
  $21.01 / $24.61             70,500            7.76              23.23
                             -------            ----             ------
                             111,100            6.45             $20.60
                             =======            ====             ======

The aggregate intrinsic value of the stock options outstanding and exercisable at March 31, 2008 and 2007 amounted to $198,000 and $485,000, respectively. Total compensation expense related to stock options was $20,500 and $7,700 for the period ended March 31, 2008 and 2007, respectively. As of March 31, 2008, there was $258,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted average period of seven years.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(14)  Employee Benefit Plans, Continued
      ---------------------------------

At March 31, 2008, the Company had the following options outstanding:

                         Outstanding
          Grant Date       Options       Option Price    Expiration Date
          ----------     -----------     ------------    ---------------
           10/19/99        20,100           $16.67      9/30/05 to 9/30/09

            9/1/03         3,000           $24.00           8/31/13

            12/1/03         3,000           $23.65          11/30/13

            1/01/04         6,500           $24.22          12/31/13

             3/8/04        13,000           $21.43            3/8/14

             6/7/04         2,000           $24.00            6/7/14

             1/1/05        20,500           $20.55          12/31/14

             1/1/06         6,000           $23.91            1/1/16

            8/24/06        14,000           $23.03          08/24/16

            5/24/07         2,000           $24.34           5/24/17

             7/9/07         1,000           $24.61            7/9/17

            10/1/07         2,000           $24.28           10/1/17

             1/1/08        18,000           $23.49            1/1/18


All options issued prior to January 16, 2003 must be exercised within one year of the original vesting schedule, except those granted during the year ended March 31, 2004 through March 31, 2006, which may be exercised anytime before
the end of the tenth year after the grant date.   All options granted prior to
March 31, 2006 are 100% vested. Options granted after March 31, 2006 vest 20% per year every year after the end of five years after the date of the grant. Those options granted after March 31, 2006 may be exercised as they vest in years six through ten, or until the end of year ten after the grant date.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants: Dividend yield of $0.28, $0.24, and $0.16 per share for options granted during the years ended March 31, 2008, 2007, and 2006, respectively; expected weighted average volatility of 20.4% for options granted in 2008, 30.2% for options granted in 2007, and 39.8% for options granted in 2006; risk-free interest rate of 3.95% for options granted in 2008, 4.36% for options granted in 2007, and 4.42% for options granted in 2006, and expected lives of 8.5 to 9.0 years.

(15)  Bank Owned Life Insurance
      -------------------------

On May 31, 2007, March 31, 2006 and July 1, 2006, the Company purchased bank owned life insurance. The cash value of the life insurance policies are recorded as a separate line item in the accompanying balance sheets at $8.3 million, $5.8 million and $5.0 million at March 31, 2008, 2007 and 2006, respectively. The insurance provides key person life insurance on certain officers of the Company. The earnings-portion of the insurance policies grows tax deferred and helps offset the cost of the Company's benefits programs.
The Company recorded earnings of $327,000 and $243,000 for the growth in the cash value of life insurance during the years ended March 31, 2008 and 2007, respectively.

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

Financial instruments where the contract amount represents the Bank's credit risk include commitments under pre-approved but unused lines of credit of $66.9 million and $83.5 million, undisbursed loans in process totaled $8.1 million and $6.4 million, and letters of credit of $617,000 and $1.0 million at March 31, 2008 and 2007, respectively. At March 31, 2008 and 2007, the fair value of standby letters of credit was immaterial.

These loan and letter of credit commitments are subject to the same credit policies and reviews as loans on the balance sheet. Collateral, both the amount and nature, is obtained based upon management's assessment of the credit risk. Since many of the extensions of credit are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. In addition to these loan commitments noted above, the Bank had unused credit card loan commitments of $3.7 million and $3.6 million at March 31, 2008 and 2007, respectively. Outstanding commitments on mortgage loans not yet closed amounted to $585,000 and $0 at March 31, 2008 and 2007, respectively. These commitments, which are funded subject to certain limitations, extend over varying periods of time with the majority being funded within 45 days. At March 31, 2008 and 2007, the Bank had outstanding commitments to sell approximately $2.3 and $1.5 million of loans, respectively, which encompassed the Bank's held for sale loans. The Bank also has commitments to sell mortgage loans not yet closed, on a best efforts basis. Best efforts means the Bank suffers no penalty if they are unable to deliver the loans to the potential buyers. The fair value of the Bank's commitment to originate mortgage loans at committed interest rates and to sell such loans to permanent investors is insignificant.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(17)  Related Party Transactions
      --------------------------

Certain directors, executive officers and companies with which they are affiliated are customers of and have banking transactions with the Bank in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.

A summary of loan transactions with directors, including their affiliates, and executive officers follows:

                                             For the years ended March 31,
                                         ------------------------------------
                                            2008         2007         2006
                                         ---------     ---------    ---------
  Balance, beginning of year            $  652,101     $420,239     $550,010
  New loans                              1,059,347      274,797      255,278
  Less loan payments                       539,347       42,935      385,049
                                        ----------     --------     --------
  Balance, end of year                  $1,172,101     $652,101     $420,239
                                        ==========     ========     ========

Loans to all employees, officers, and directors of the Company, in the aggregate constituted approximately 11.3% and 8.52% of the Company's total shareholders' equity at March 31, 2008 and 2007, respectively. At March 31, 2008 and 2007, deposits from executive officers and directors of the Bank and Company and their related interests in the aggregate approximated $4.6 million and $4.7 million, respectively.

The Company rents office space from a company in which a director and an officer of the Company and the Bank have an ownership interest. The Company incurred expenses of $70,000, $65,000, and $51,000 for rent for the years ended March 31, 2008, 2007, and 2006, respectively. The Company increased the amount of office space covered by that lease during fiscal 2007. On July 1, 2006, the Company began renting office space from another officer. On that lease, the Company incurred rent expense of $41,400 and $31,000 during the
year ended March 31, 2008 and 2007, respectively.   Management is of the
opinion that the transactions with respect to office rent are made on terms that are comparable to those which would be made with unaffiliated persons.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(18)  Security Federal Corporation Condensed Financial Statements (Parent
      -------------------------------------------------------------------
      Company Only)
      ------------

The following is condensed financial information of Security Federal Corporation (Parent Company only). The primary asset is its investment in the Bank subsidiary and the principal source of income for the Company is equity in undistributed earnings from the Bank.

                         Condensed Balance Sheet Data

                                                       At March 31,
                                                ---------------------------
                                                   2008            2007
                                                -----------     -----------
Assets:
 Cash                                           $   509,783     $ 2,377,723
 Investment Securities, Available For Sale           89,250         103,286
 Investment in Security Federal Statutory Trust     155,000         155,000
 Investment In Security Federal Bank             56,276,147      46,569,777
 Accounts Receivable And Other Assets                85,426          81,695
                                                -----------     -----------
Total Assets                                    $57,115,606     $49,287,481
                                                ===========     ===========
Liability And Shareholders' Equity:
 Accounts Payable And Other Liabilities         $    46,881     $    21,961
 Other Borrowings                                 3,000,000               -
 Junior Subordinated Debentures                   5,155,000       5,155,000
 Mandatorily Redeemable Financial Instrument      1,417,312       1,417,312
 Shareholders' Equity                            47,496,413      42,693,208
                                                -----------     -----------
Total Liabilities And Shareholders' Equity      $57,115,606     $49,287,481
                                                ===========     ===========

                     Condensed Statements of Income Data

                                             For the Years Ended March 31,
                                         ------------------------------------
                                            2008         2007         2006
                                         ----------   ----------   ----------
Income:
 Equity In Earnings Of Security Federal
  Bank                                   $4,554,124   $4,246,503   $3,821,229
 Interest Income                             10,897        5,767            -
 Miscellaneous Income                           175        7,887            -
                                         ----------   ----------   ----------
 Total Income                             4,565,196    4,260,157    3,821,229
                                         ----------   ----------   ----------
Expenses:
 Interest Expense                           431,839      191,811            -
 Other Expenses                              22,013       15,310       13,762
                                         ----------   ----------   ----------
 Total Expenses                             453,852      207,121       13,762
                                         ----------   ----------   ----------
 Income Before Income Taxes               4,111,344    4,053,036    3,807,467
 Income Tax Benefit                        (168,255)     (73,517)      (5,384)
                                         ==========   ==========   ==========
Net Income                               $4,279,599   $4,126,553   $3,812,851
                                         ==========   ==========   ==========

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(18)  Security Federal Corporation Condensed Financial Statements (Parent
      -------------------------------------------------------------------
      Company Only), Continued
      ------------------------

                   Condensed Statements of Cash Flow Data

                                            For the Years Ended March 31,
                                      ---------------------------------------
                                          2008          2007         2006
                                      -----------   -----------   -----------
Operating Activities:
 Net Income                           $ 4,279,599   $ 4,126,553   $ 3,812,851
 Adjustments To Reconcile Net Income
  To Net Cash Used In Operating
  Activities:
  Equity In Earnings Of Security
   Federal Bank                        (4,554,124)   (4,246,503)   (3,821,229)
  Stock Compensation Expense               20,518         7,686             -
  Increase (Decrease) In Accounts
   Receivable And Other Assets                918       (40,363)       (5,384)
  Increase In Accounts Payable             24,914        12,859             -
                                      -----------   -----------   -----------
Net Cash Used In Operating Activities    (228,175)     (139,768)      (13,762)
                                      -----------   -----------   -----------
Investing Activities:
 Purchase Of Investment Securities              -             -      (102,938)
 Investment in Security Federal
  Statutory Trust                               -      (155,000)            -
 Additional Investment in Security
  Federal Bank                         (2,000,000)   (4,597,319)            -
 Dividend Received From Security
  Federal Bank                                  -     1,000,000             -
                                      -----------   -----------   -----------
Net Cash Used In Investing Activities  (2,000,000)   (3,752,319)     (102,938)
                                      -----------   -----------   -----------
Financing Activities:
 Exercise Of Stock Options                105,021       438,465       222,450
 Employee Stock Purchase Plan
  Purchases                                96,629
 Purchase Of Treasury Stock, At Cost   (2,118,226)     (412,564)      (73,567)
 Proceeds From Junior Subordinated
  Debenture                                     -     5,155,000             -
 Proceeds From Mandatorily Redeemable
  Financial Instrument                          -     1,417,312             -
 Proceeds From Line of Credit           3,000,000             -             -
 Dividends Paid                          (723,189)     (623,387)     (406,749)
                                      -----------   -----------   -----------
Net Cash Provided By  (Used) In
 Financing Activities                     360,235     5,974,826      (257,866)
                                      -----------   -----------   -----------
Net Increase (Decrease) In Cash        (1,867,940)    2,082,739      (374,566)
Cash At Beginning Of Year               2,377,723       294,984       669,550
                                      -----------   -----------   -----------
Cash At End Of Year                   $   509,783   $ 2,377,723   $   294,984
                                      ===========   ===========   ===========

(19)  Carrying Amounts and Fair Value of Financial Instruments
      --------------------------------------------------------

The carrying amounts and fair value of financial instruments are summarized below:

                                                  At March 31,
                                  --------------------------------------------
                                          2008                   2007
                                  ---------------------  ---------------------
                                  Carrying   Estimated   Carrying   Estimated
                                   Amount    Fair Value   Amount    Fair Value
                                  --------   ----------  --------   ----------
                                                  (In Thousands)
Financial Assets:
 Cash And Cash Equivalents       $ 10,539      10,539    $ 13,438     13,438
 Investment And Mortgage-Back
  Securities                     $264,312     264,664    $249,750    249,053
 Loans Receivable, Net           $517,932     525,384    $436,038    439,785
 FHLB Stock                      $  9,497       9,497    $  8,209      8,209

Financial Liabilities:
 Deposits:
  Checking, Savings, And Money
   Market Accounts               $259,777     259,777    $268,466    268,466
  Certificate Accounts           $331,073     336,352    $255,272    255,068
 Advances From FHLB              $178,234     185,693    $153,049    152,595
 Other Borrowed Money            $ 12,784      12,784    $  8,088      8,088
 Junior Subordinated Debentures  $  5,155       5,155    $  5,155      5,155
 Mandatorily Redeemable
  Financial Instrument           $  1,417       1,417    $  1,417      1,403

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(19)  Carrying Amounts and Fair Value of Financial Instruments, Continued
      -------------------------------------------------------------------

At March 31, 2008, the Bank had $79.3 million of off-balance sheet financial commitments. These commitments are to originate loans and unused consumer lines of credit and credit card lines. Because these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

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

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(20)  Quarterly Financial Data (Unaudited)
      ------------------------------------

Unaudited condensed financial data by quarter for fiscal year 2008 and 2007 is as follows (amounts, except per share data, in thousands):

                                               Quarter ended
                            -------------------------------------------------
                              June 30,    Sept. 30,    Dec. 31,     Mar. 31,
2007-2008                       2007        2007         2007         2008
                            ----------   ----------   ----------   ----------

Interest Income             $   11,906   $   12,647   $   12,737   $   12,342
Interest Expense                 6,929        7,487        7,758        7,370
                            ----------   ----------   ----------   ----------
  Net Interest Income            4,977        5,160        4,979        4,972
Provision For Loan Losses          150          150          150          445
                            ----------   ----------   ----------   ----------
  Net Interest Income After
   Provision For Loan
   Losses                        4,827        5,010        4,829        4,527
Non-interest Income              1,061        1,049        1,028        1,351
Non-interest Expense             4,251        4,381        4,328        4,362
                            ----------   ----------   ----------   ----------
  Income Before Income Tax       1,637        1,678        1,529        1,516
Provision For Income taxes         541          550          488          501
                            ----------   ----------   ----------   ----------
  Net Income                $    1,096   $    1,128   $    1,041   $    1,015
                            ==========   ==========   ==========   ==========
Basic Net Income Per
 Common Share               $     0.42   $     0.43   $     0.40   $     0.40
                            ==========   ==========   ==========   ==========
Diluted Net Income Per
 Common Share               $     0.42   $     0.43   $     0.40   $     0.40
                            ==========   ==========   ==========   ==========
Basic Weighted Average
 Shares Outstanding          2,609,409    2,602,072    2,585,234    2,535,859
                            ==========   ==========   ==========   ==========
Diluted Weighted Average
 Shares Outstanding          2,618,889    2,610,567    2,588,318    2,535,859
                            ==========   ==========   ==========   ==========

                                               Quarter ended
                            -------------------------------------------------
                              June 30,    Sept. 30,    Dec. 31,     Mar. 31,
2006-2007                       2006        2006         2006         2007
                            ----------   ----------   ----------   ----------

Interest Income             $    9,625   $   10,283   $   10,814   $   11,376
Interest Expense                 5,214        5,744        6,380        6,595
                            ----------   ----------   ----------   ----------
  Net Interest Income            4,411        4,539        4,434        4,781
Provision For Loan Losses          150          150          150          150
                            ----------   ----------   ----------   ----------
  Net Interest Income After
   Provision For Loan
   Losses                        4,261        4,389        4,284        4,631
Non-interest Income                752          913          988        1,208
Non-interest Expense             3,444        3,729        3,817        4,168
                            ----------   ----------   ----------   ----------
  Income Before Income Tax       1,569        1,573        1,455        1,671
Provision For Income taxes         547          546          478          571
                            ----------   ----------   ----------   ----------
  Net Income                $    1,023   $    1,027   $      977   $    1,100
                            ==========   ==========   ==========   ==========
Basic Net Income Per Common
 Share                      $     0.40   $     0.39   $     0.37   $     0.42
                            ==========   ==========   ==========   ==========
Diluted Net Income Per
 Common Share               $     0.40   $     0.39   $     0.37   $     0.42
                            ==========   ==========   ==========   ==========
Basic Weighted Average
 Shares Outstanding          2,538,951    2,610,605    2,617,037    2,611,507
                            ==========   ==========   ==========   ==========
Diluted Weighted Average
 Shares Outstanding          2,564,893    2,622,996    2,625,945    2,620,375
                            ==========   ==========   ==========   ==========

                           SHAREHOLDERS INFORMATION

ANNUAL MEETING
The annual meeting of shareholders will be held at 2:00 p.m., Thursday, July 17, 2008 at the City of Aiken Municipal Conference Center, 215 The Alley, Aiken, South Carolina.

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


                Quarter Ending       High         Low
                --------------      ------      ------
                   06-30-05         $21.75      $21.75
                   09-30-05         $29.00      $29.00
                   12-31-05         $23.50      $23.50
                   03-31-06         $24.25      $24.25
                   06-30-06         $25.50      $22.70
                   09-30-06         $23.50      $22.10
                   12-31-06         $24.00      $23.00
                   03-31-07         $25.00      $23.30
                   06-30-07         $24.75      $24.00
                   09-30-07         $24.85      $24.10
                   12-31-07         $24.15      $22.75
                   03-31-08         $23.00      $23.00

As of March 31, 2008, the Company had approximately 304 shareholders and 2,532,192 outstanding shares of common stock.

DIVIDENDS
The first quarterly dividend on the stock was paid to shareholders on March 15, 1991. Dividends will be paid upon the determination of the Board of Directors that such payment is consistent with the long-term interest of the Company. The factors affecting this determination include the Company's current and projected earnings, operating results, financial condition, regulatory restrictions, future growth plans, and other relevant factors. The Company paid $0.02 per share cash dividends for each of the quarters during fiscal 2003 and 2004 and the first quarter for each of fiscal 2004 and 2005. The Company paid $0.03 per share cash dividend in each of the last three quarters of 2004 and 2005. The Company paid $0.04 per share cash dividends for each of the quarters during fiscal 2005 and 2006, $0.06 per share cash dividends for each of the quarters during fiscal 2006 and 2007, and $0.07 per share cash dividends for each of the quarters during fiscal 2007 and 2008.

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

A Familiar Face

We are pleased to announce that Richard Harmon has joined Security Federal as Senior Vice President of Mortgage Lending. He is responsible for leading and managing construction lending for the markets covering Aiken County in South Carolina and Richmond/Columbia Counties in Georgia. He is also responsible for mortgage lending bank-wide. Richard has over 22 years of banking experience and is a board member for Habitat for Humanity. He serves as a Deacon and chairman of the finance committee at First Baptist Church of Montmorenci and is a resident of Aiken, SC.

We are fortunate to have such an experienced and dedicated member on the Security Federal Bank team.

Shareholders Information
------------------------------------------------------------------------------

Annual and Other Reports

The Company is required to file an annual report on Form 10-K for its fiscal year ended March 31, 2008 with the Securities and Exchange Commission. Copies of Form 10-K, Security Federal Corporation's annual report, and the Company's quarterly reports may be obtained from and inquiries may be addressed to Ms. Beverly Bradham of Security Federal Corporation.

GENERAL INQUIRIES          TRANSFER AGENT          SPECIAL COUNSEL
Ms. Beverly Bradham        Security Federal        Breyer & Associates, PC
Security Federal Corp.      Corporation            Suite 785
238 Richland Ave., NW      238 Richland Ave., NW   8180 Greensboro Drive
P.O. Box 810               P.O. Box 810            McLean, VA 22102
Aiken, SC 29802-0810       Aiken, SC 29802-0810
Phone: 803-641-3000
Toll free: 866-851-3000

INDEPENDENT AUDITORS
Elliott Davis, LLC
1901 Main Street
Suite 1650
P.O. Box 2227
Columbia, SC 29202-2227

                             www.securityfederalbank.com
                                                                          -55

                              BOARD OF DIRECTORS

T. Clifton Weeks          Timothy W. Simmons        J. Chris Verenes
Chairman                  President/CEO             President
Security Federal Corp.    Security Federal Corp.    Security Federal Bank
Aiken, SC                 Aiken, SC                 Aiken, SC

Dr. Robert E. Alexander   G. L. Toole, III          Roy G. Lindburg
Chancellor Emeritus       Attorney-At-Law           Executive Vice President/
Univ. of SC at Aiken      Aiken, SC                 CFO
Aiken, SC                                           Security Federal Corp.
                                                    Aiken, SC

Hon. William Clyburn      Thomas L. Moore           Francis M. Thomas
Member of the South       Executive Vice President  Executive Vice President
Carolina House of         Community Financial       Security Federal Bank
Representatives            Services                 Aiken, SC
Aiken, SC                 Association of America
                          Alexandria, VA


Directors Emeritus:              In Appreciation
------------------
                                 Harry O. Weeks, Jr.
Walter E. Brooker, Sr.           Business Dev. Executive
President, Brooker's Inc.        Hutson-Etherredge Co.
Denmark, SC                      Aiken, SC

Harry O. Weeks, Jr.              Harry O. (Spooky) Weeks, Jr. retired from our
Business Dev. Executive            Board of Directors on April 1, 2008 after
Hutson-Etherredge Co               thirty years of dedicated service. His con-
Aiken, SC                          tributions to our Board's efforts through
                                   his service on the Audit Committe and as Chairman of the Trust Review Committee were significant. His guidance and advice from over forty-three years experience in the insurance industry were invaluable, as the Bank, not only accessed coverage for its own operations, but expanded its lines of services to include insurance products. We are very grateful for Spooky's many years of dedicated service and look forward to his continued council as Director Emeritus.

                             www.securityfederalbank.com
-56

                              BANK ADVISORY BOARDS

NORTH AUGUSTA-----------------------------------------------------------------

P. Richard Borden            Rev. G.L. Brightharp      Helen H. Butler
Owner                        Owner                     Retired Banker
Borden Pest Control          G.L. Brightharp &         North Augusta, SC
North Augusta, SC            Sons Mortuary
                             North Augusta, SC

William M. Hixon             Thomas L. Moore           John P. Potter
Owner                        Executive Vice President  Director of Finance
Hixon Realty                 Community Financial       City of North
North Augusta, SC            Services                  Augusta
                             Association of America    North Augusta, SC
                             Alexandria, VA

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

Thomas L. Moore              Glenda K. Napier           Carlton B. Shealy
Executive Vice President     Co-Owner                   Owner
Community Financial          Napier Funeral Home        C. Shealy Realty
Services Association of      Graniteville, SC           Builders &
America                                                 Developers
Alexandria, VA                                          North Augusta, SC


WEST COLUMBIA - LEXINGTON-----------------------------------------------------

Eleanor Powell Clark         L. Todd Sease              Sen. Nikki G. Setzler
Owner/Operator               Partner                    Sr. Partner
B & E Enterprises Inc.       Jumper, Carter, Sease      Setzler & Scott, PA
dba McDonald's               Architects, PA             Law Firm
Columbia, SC                 West Columbia, SC          West Columbia, SC

Jan Hook-Stamps
Owner
Elante Day Spa
West Columbia, SC

Sandra Dooley Parker         G. Scott Middleton         Dianne Light
Attorney                     CEO/Owner                  Owner
Dooley, Dooley, Spence,      Agape Assisted Living/     Dianne's on Devine
Parker & Hipp, PA            Nursing & Related Com.     & DiPrato's Deli
Lexington, SC                West Columbia, SC          Columbia, SC

Donald T. Martin
Controller, CPA
Nexsen, Pruet, LLC
Columbia, SC

                             www.securityfederalbank.com
                                                                          -57

MANAGEMENT TEAM & BRANCH LOCATIONS

MANAGEMENT TEAM

T. Clifton Weeks - Chairman of Security Federal Corporation
Timothy W. Simmons - Chairman and Chief Executive Officer, Security Federal
                       Bank
G.L. Toole, III - Vice President
Robert E. Alexander - Corporate Secretary
J. Chris Verenes - President, Security Federal Bank
Roy G. Lindburg - Executive Vice President and Chief Financial Officer Margaret A. Hurt - Controller
Jessica C. Thompson - Treasurer
Francis M. Thomas - Executive Vice President
Marian A. Shapiro - Executive Vice President - SC Midlands Area Executive
Lynn B. Shepard - Senior Vice President - Senior Operations Officer
Sandra M. Bartlett - Senior Vice President - Human Resources
Carol P. McCleskey - Senior Vice President - Branch Administration
William O. Boyte, III - Senior Vice President - Construction Lending -
                          SC Midlands Area
Richard T. Harmon - Senior Vice President - Mortgage Lending
Paul T. Rideout - Vice President - Business Development/Commercial Loans Audrey T. Varn - President - Security Federal Trust and Investments
Thomas R. Crawford, Jr. - Senior Vice President - Georgia Market Area
                            Executive
Dorothy E. Brandon - Vice President - Construction Lending Georgia Market Area Gerald D. Jennings - President - Security Federal Insurance
G. David Jennings - Vice President - Premium Financing
Terry L. Gilman - Vice President - Insurance Operations
Martha A. Crumpton - Vice President, Accounting - Security Federal Insurance Duane T. Carpen - Vice President - Preferred Market - Security Federal
                    Insurance
Monica M. Marzullo - Vice President, Retail Operations - Security Federal
                       Insurance
Gabriele C. Dukes - Vice President - Financial Counseling
Janice S. Hauerwas - Vice President - Mortgage Loan Originator
Gregory D. Warfield - Vice President - Mortgage Loan Originator
Stanley D. Carter - Vice President - Mortgage Loan Originator
Josephine J. Quiller - Vice President - Mortgage Lending
James E. Bristow - Vice President - Business Development/Commercial Loans Michael C. Strange - Vice President - Business Development/Commercial Loans Elsie K. Dicks - Vice President - Credit Administration
Patricia B. Moseley - Vice President - Loan Servicing
Ronald R. Davis - Vice President - Senior Auditor
Laura B. Conway - Vice President - Operations Auditor
Thomas H. Wessell - Vice President - Information Technology
Donald J. Krafnick - Vice President - Human Resources


BRANCH LOCATIONS

Whiskey Road, Aiken, SC
1705 Whiskey Road, Aiken SC
Dana S. Hall - Assistant Vice President/Manager

North Augusta, SC
315 E. Martintown Road, N. Augusta, SC
Kathy S. Williamson - Assistant Vice President/Manager

Laurens Street, Aiken, SC
100 Laurens Street, Aiken SC
Vicky W. Moseley - Assistant Vice President/Manager

Richland Avenue, Aiken, SC
1665 Richland Ave, Aiken SC
Melanie Mackay - Assistant Vice President/Manager

South Side, Aiken, SC
2587 Whiskey Road, Aiken SC
Joshua J. Booth - Assistant Vice President/Manager

Graniteville, SC
50 Canal Street, Graniteville, SC
Tonya L. Key - Assistant Vice President/Manager

Langley, SC
2812 Augusta Street, Langley, SC
Pat W. Guglieri - Assistant Vice President/Manager

Clearwater, SC
4568 Jefferson Davis Highway, Clearwater, SC
Gail W. Dotson - Assistant Vice President/Manager

Wagener, SC
118 Main Street, Wagener, SC
D. Scott Tindal - Assistant Vice President/Manager

West Columbia, SC
1185 Sunset Boulevard, W. Columbia, SC
Mary B. Clark, Assistant Vice President/Manager

Lexington, SC
5446 Sunset Boulevard, Lexington SC
Marianne M. Pappacoda - Assistant Vice President/Manager

Assembly Street, Columbia, SC
1900 Assembly Street, Columbia, SC
Lynn P. Derrick - Assistant Vice President/Manager

Evans, GA
7004 Evans Town Center Boulevard, Evans, GA
Connie A. Redmond - Assistant Vice President/Manager

                             www.securityfederalbank.com

-58

                           SECURITY FEDERAL INSURANCE

Security Federal is committed to the personal lines property and casualty insurance marketplace, and represents a number of well-known, established insurance companies providing personal insurance products and services.

Three non-bank retail locations from our recent acquisition of the Collier-Jennings Companies service over $4,000,000 of personal lines insurance for consumers in the Aiken-Augusta Metro Area under the direction of Monica Marzullo, VP for Retail Operations.

Duane Carpen, VP for Preferred Markets, heads up a special program integrating The Travelers insurance products into Security Federal Bank's branch network of financial centers located in the Aiken-Augusta and Columbia SC Metro Areas. This strategic alliance offers our bank customers the continued security and trust they've come to appreciate when making important choices regarding their financial affairs.


Insurers Represented
--------------------

Affirmative Insurance Company
Assurance America Group
American Modern Home Ins Co.
Bristol West Ins. Group
Dairyland/Patriot General Ins. Co.
Everest Insurance Company
Foremost Insurance Group
Gainsco Insurance Company
GMAC Insurance Group
Hartford Group
Infinity Insurance Group
Lincoln General Ins. Co.
Mendota Insurance Company
Omni Insurance Company
Orion Auto/Viking Insurance Company
Permanent General Insurance Company
Progressive Insurance Group
Safeco Insurance Companies
Southern General Insurance Company
Southern United Insurance Group
Travelers Insurance Group
Victoria Insurance Company

Security Federal Premium Finance
--------------------------------

The Collier-Jennings Companies acquisition in June 2006 brought to Security Federal Bank the local operations of a licensed premium finance company. Security Federal Premium Finance is now expanding its operations throughout the state of South Carolina. The premium finance operations are managed by David Jennings, a Vice President of the company, who has over ten years experience with this specialized lending unit of the company.

                             www.securityfederalbank.com
                                                                          -59

                            Exhibit 21

                  Subsidiaries of the Registrant


                                                    State of       Percentage
Parent                  Subsidiary               Incorporation    of Ownership
------                  ----------               -------------    ------------

Security Federal        Security Federal Bank    United States        100%
 Corporation

                        Federal Trust            South Carolina       100%

Security Federal Bank   Security Federal         South Carolina       100%
                          Insurance, Inc.

                        Security Federal         South Carolina       100%
                          Investments, Inc.

                        Security Federal         South Carolina       100%
                          Trust, Inc.

                        Security Financial       South Carolina       100%
                          Services Corporation

                                   Exhibit 23

                           Consent of Elliott Davis, LLC

           CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           --------------------------------------------------------


The Board of Directors
Security Federal Corporation

We consent to incorporation by reference in the Registration Statement No. 333-31500, 333-102337 and 333-136813 on Form S-8 of our report dated June 9,
2008, relating to the consolidated balance sheet of Security Federal Corporation and subsidiaries as of March 31, 2008 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended, which report appears in the March 31, 2008 Annual Report on Form 10-K.

           /s/ Elliott Davis, LLC

Columbia South Carolina
June 27, 2008

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

Date: June 27, 2008
                                   /s/Timothy W. Simmons
                                   -------------------------------------
                                   Timothy W. Simmons
                                   President and Chief Executive Officer

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

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record,process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 27, 2008
                                    /s/Roy G. Lindburg
                                    -------------------------------------
                                    Roy G. Lindburg
                                    Chief Financial Officer

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


    The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-K, that:

    1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

    2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.


/s/Timothy W. Simmons                    /s/Roy G. Lindburg
-------------------------------------    -------------------------------------
Timothy W. Simmons                       Roy G. Lindburg
President and Chief Executive Officer    Chief Financial Officer

Dated:  June 27, 2008