Form 10-Q
period 2008-06-30
SECURITY FEDERAL CORP
filed 2008-08-14
CIK 818677

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549

                                  FORM 10-Q

(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD:
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

                         YES [X]      NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filed  [   ]      Accelerated filer          [   ]
     Non-accelerated filer    [   ]      Smaller reporting company  [ X ]

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).

                         YES [ ]      NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

CLASS:                      OUTSTANDING SHARES AT:                SHARES:
-----------------------     ----------------------                ----------
Common Stock, par value     July 31, 2008                         2,524,406
  $0.01 per share

                                      INDEX
===============================================================================
PART I.  FINANCIAL INFORMATION (UNAUDITED)                             PAGE NO.

Item 1.  Financial Statements (Unaudited):

          Consolidated Balance Sheets at June 30, 2008 and March 31, 2008   1

          Consolidated Statements of Income for the Three Months Ended
           June 30, 2008 and 2007                                           2

          Consolidated Statements of Shareholders' Equity and
           Comprehensive Income at June 30, 2008 and 2007                   3

          Consolidated Statements of Cash Flows for the Three Months
           Ended June 30, 2008 and 2007                                     4

          Notes to Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         23

Item 4T. Controls and Procedures                                            23

===============================================================================

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  24

Item 1A. Risk Factors                                                       24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        25

Item 3.  Defaults Upon Senior Securities                                    25

Item 4.  Submission of Matters to a Vote of Security Holders                25

Item 5.  Other Information                                                  25

Item 6.  Exhibits                                                           26

         Signatures                                                         27

===============================================================================


                                 SCHEDULES OMITTED
All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

Part I.  Financial Information
Item 1.  Financial Statements

                    Security Federal Corporation and Subsidiaries
                            Consolidated Balance Sheets

                                                  June 30, 2008  March 31, 2008
                                                  -------------  --------------
Assets:                                            (Unaudited)      (Audited)
Cash And Cash Equivalents                         $  11,012,237   $  10,539,054
Investment And Mortgage-Backed Securities:
 Available For Sale: (Amortized cost of
  $252,999,005 at June 30, 2008 and
  $240,295,683 at March 31, 2008)                   250,990,200     244,157,872
 Held To Maturity: (Fair value of $15,282,840
  at June 30, 2008 and  $20,506,250 at March
  31, 2008)                                          15,155,000      20,154,618
                                                  -------------  --------------
Total Investment And Mortgage-Backed Securities     266,145,200     264,312,490
                                                  -------------  --------------
Loans Receivable, Net:
 Held For Sale                                        3,550,781       2,295,721
 Held For Investment: (Net of allowance of
  $8,246,496 at June 30, 2008 and $8,066,762 at
  March 31, 2008)                                   531,311,109     515,635,984
                                                  -------------  --------------
Total Loans Receivable, Net                         534,861,890     517,931,705
Accrued Interest Receivable:                      -------------  --------------
 Loans                                                1,823,446       1,952,866
 Mortgage-Backed Securities                             897,023         822,379
 Investments                                            586,480         764,746
Premises And Equipment, Net                          21,975,557      21,544,380
Federal Home Loan Bank Stock ("FHLB"), At Cost       11,224,000       9,497,100
Bank Owned Life Insurance                             8,396,559       8,310,813
Repossessed Assets Acquired In Settlement Of Loans      454,790         767,096
Intangible Assets, Net                                  420,000         442,500
Goodwill                                              1,197,954       1,197,954
Other Assets                                          4,380,011       1,947,403
                                                  -------------  --------------
Total Assets                                      $ 863,375,147   $ 840,030,486
                                                  =============  ==============
Liabilities And Shareholders' Equity
Liabilities:
 Deposit Accounts                                 $ 577,327,950   $ 590,850,208
 Advances From FHLB                                 216,610,143     178,234,007
 Other Borrowed Money                                14,582,524      12,784,094
 Advance Payments By Borrowers For Taxes And
  Insurance                                             735,022         620,467
 Mandatorily Redeemable Financial Instrument          1,417,312       1,417,312
 Junior Subordinated Debentures                       5,155,000       5,155,000
 Other Liabilities                                    3,148,236       3,472,985
                                                  -------------  --------------
Total Liabilities                                 $ 818,976,187   $ 792,534,073
                                                  -------------  --------------
Shareholders' Equity:
 Serial Preferred Stock, $.01 Par Value;
  Authorized Shares-200,000; Issued And
  Outstanding Shares-None                         $           -   $           -
 Common Stock, $.01 Par Value; Authorized
  Shares-5,000,000; Issued-2,650,441 And
  Outstanding Shares-2,529,706 At June 30, 2008
  And 2,649,027 And 2,532,192 At March 31, 2008          25,939          25,925
 Additional Paid-In Capital                           5,107,563       5,072,086
 Treasury Stock, (At Cost, 120,735 and 116,835
  Shares at June 30, 2008 and March 31, 2008,
  Respectively)                                      (2,859,318)     (2,769,446)
 Accumulated Other Comprehensive Income (Loss)       (1,246,887)      2,395,537
 Retained Earnings, Substantially Restricted         43,371,663      42,772,311
                                                  -------------  --------------
Total Shareholders' Equity                        $  44,398,960   $  47,496,413
                                                  -------------  --------------
Total Liabilities And Shareholders' Equity        $ 863,375,147   $ 840,030,486
                                                  =============   =============

           See accompanying notes to consolidated financial statements.

                   Security Federal Corporation and Subsidiaries
                   Consolidated Statements of Income (Unaudited)

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                        2008          2007
Interest Income:                                      --------      --------
  Loans                                             $8,541,735    $8,791,579
  Mortgage-Backed Securities                         2,395,382     1,541,710
  Investment Securities                                888,901     1,553,520
  Other                                                  5,179        19,596
                                                    ----------    ----------
Total Interest Income                               11,831,197    11,906,405
                                                    ----------    ----------
Interest Expense:
  NOW And Money Market Accounts                        924,090     1,654,839
  Passbook Accounts                                     33,503        41,815
  Certificate Accounts                               3,662,926     3,242,849
  Advances And Other Borrowed Money                  2,011,765     1,898,333
  Junior Subordinated Debentures                        74,119        90,824
                                                    ----------    ----------
Total Interest Expense                               6,706,403     6,928,660
                                                    ----------    ----------
Net Interest Income                                  5,124,794     4,977,745
  Provision For Loan Losses                            225,000       150,000
  Net Interest Income After Provision For           ----------    ----------
    Loan Losses                                      4,899,794     4,827,745
Non-Interest Income:                                ----------    ----------
  Gain On Sale of Investments                          101,405             -
  Gain On Sale Of Loans                                118,683       176,121
  Service Fees On Deposit Accounts                     281,153       327,322
  Income From Cash Value Of Life Insurance              85,746        62,037
  Commissions On Insurance                             168,992       145,673
  Other Agency Income                                   46,937        29,258
  Trust Income                                         105,000        98,775
  Other                                                213,291       221,412
                                                    ----------    ----------
Total Non-Interest Income                            1,121,207     1,060,598
                                                    ----------    ----------
General And Administrative Expenses:
  Salaries And Employee Benefits                     2,784,235     2,570,279
  Occupancy                                            497,320       422,511
  Advertising                                          140,821       102,273
  Depreciation And Maintenance Of Equipment            426,924       319,525
  Federal Deposit Insurance Corporation Insurance
    Premiums                                           155,810        15,327
  Amortization of Intangibles                           22,500        22,500
  Other                                                794,380       799,030
                                                    ----------    ----------
Total General And Administrative Expenses            4,821,990     4,251,445
                                                    ----------    ----------
  Income Before Income Taxes                         1,199,011     1,636,898
  Provision For Income Taxes                           397,106       540,867
                                                    ----------    ----------
Net Income                                          $  801,905    $1,096,031
                                                    ==========    ==========

Basic Net Income Per Common Share                   $     0.32    $     0.42
                                                    ==========    ==========
Diluted Net Income Per Common Share                 $     0.32    $     0.42
                                                    ==========    ==========
Cash Dividend Per Share On Common Stock             $     0.08    $     0.07
                                                    ==========    ==========
Basic Weighted Average Shares Outstanding            2,531,679     2,609,409
                                                    ==========    ==========
Diluted Weighted Average Shares Outstanding          2,532,377     2,618,889
                                                    ==========    ==========

           See accompanying notes to consolidated financial statements.

                 Security Federal Corporation and Subsidiaries
    Consolidated Statements of Shareholders' Equity and Comprehensive Income (Unaudited)

                                                                  Accumulated
                                          Additional              Other
                                Common    Paid-In      Treasury   Comprehensive   Retained
                                Stock     Capital       Stock     Income (Loss)   Earnings       Total
                                ------    ---------    --------   ------------    --------      -------
Balance At March 31, 2007     $ 25,814  $ 4,850,029   $(651,220)   $(747,316)   $39,215,901   $42,693,208
Net Income                           -            -           -            -      1,096,031     1,096,031
Other Comprehensive Income,
 Net Of Tax:
  Unrealized Holding Losses
  On Securities Available
  For Sale, Net Of Taxes             -            -           -     (931,559)             -      (931,559)
                                                                                               ----------
Comprehensive Income                 -            -           -            -              -       164,472
Purchase Of Treasury Stock
  At Cost, 3,162 shares              -            -     (77,320)           -              -       (77,320)
Employee Stock Purchase Plan        13       25,356           -            -              -        25,369
Stock Compensation Expense           -        2,882           -            -              -         2,882
Cash Dividends                       -            -           -            -       (182,663)     (182,663)
                               -------    ---------     -------    ---------     ----------    ----------
Balance At June 30, 2007      $ 25,827  $ 4,878,267   $(728,540) $(1,678,875)   $40,129,269   $42,625,948
                               =======    =========     =======    =========     ==========    ==========

                                                                  Accumulated
                                          Additional              Other
                                Common    Paid-In      Treasury   Comprehensive   Retained
                                Stock     Capital       Stock     Income (Loss)   Earnings       Total
                                ------    ---------    --------   ------------    --------      -------
Balance At March 31, 2008     $ 25,925  $ 5,072,086 $(2,769,446)  $2,395,537    $42,772,311   $47,496,413
Net Income                           -            -           -            -        801,905       801,905
Other Comprehensive Income,
 Net Of Tax:
  Unrealized Holding Losses
   On Securities Available
   For Sale, Net Of Taxes            -            -           -   (3,579,553)             -    (3,579,553)
  Reclassification Adjustment
   For Gains Included In Net
   Income, Net Of Taxes              -            -           -      (62,871)             -       (62,871)
                                                                                               ----------
Comprehensive Loss                   -            -           -            -              -    (2,840,519)
Purchase Of Treasury Stock
  At Cost, 3,900 shares              -            -     (89,872)           -              -       (89,872)
Employee Stock Purchase Plan
  Purchases                         14       27,629           -            -              -        27,643

Stock Compensation Expense           -        7,848           -            -              -         7,848
Cash Dividends                       -            -           -            -       (202,553)     (202,553)
                               -------    ---------     -------    ---------     ----------    ----------
Balance At June 30, 2008      $ 25,939  $ 5,107,563 $(2,859,318) $(1,246,887)  $ 43,371,663  $ 44,398,960
                               =======    =========   =========    =========     ==========    ==========

     See accompanying notes to consolidated financial statements.



                 Security Federal Corporation and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)

                                                    Three Months Ended June 30,
                                                     --------------------------
                                                         2008           2007
                                                        ------         ------
Cash Flows From Operating Activities:
Net Income                                          $  801,905    $ 1,096,031
Adjustments To Reconcile Net Income To Net Cash
Provided (Used) By Operating Activities:
  Depreciation And Amortization Expense                368,771        264,573
  Amortization Of Intangible Assets                     22,500         22,500
  Stock Option Compensation Expense                      7,848          2,882
  Discount Accretion And Premium Amortization          106,619         68,173
  Provisions For Losses On Loans And Real Estate       225,000        150,000
  Gain On Sale of Investments Available For Sale      (120,491)             -
  Loss On Sale of Mortgage-Backed Securities
    Available For Sale                                  19,087              -
  Gain On Sale Of Loans                               (118,683)      (176,121)
  Gain On Sale Of Real Estate                          (13,694)       (13,391)
  Capital Improvements Repossessed Assets              (20,000)             -
  Amortization Of Deferred Fees On Loans               (27,043)       (29,030)
  Proceeds From Sale Of Loans Held For Sale          8,542,717     11,324,649
  Origination Of Loans For Sale                     (9,679,094)   (10,672,758)
  (Increase) Decrease In Accrued Interest Receivable:
    Loans                                              129,420        (70,332)
    Mortgage-Backed Securities                         (74,644)        10,393
    Investments                                        178,266        (43,744)
  Increase In Advance Payments By Borrowers            114,555        166,967
  Other, Net                                          (528,787)      (287,360)
                                                     ---------      ---------
Net Cash Provided (Used) By Operating Activities       (65,748)     1,813,432
                                                     ---------      ---------

Cash Flows From Investing Activities:
  Principal Repayments On Mortgage-Backed
    Securities Available For Sale                   13,840,922      9,730,754
  Purchase Of Investment Securities Available
    For Sale                                        (5,635,679)   (15,579,736)
  Purchase Of Mortgage-Backed Securities
    Available For Sale                             (36,375,912)    (4,982,301)
  Maturities Of Investment Securities Available
    For Sale                                         8,075,718      3,323,609
  Maturities of Investment Securities Held To
    Maturity                                         5,000,000      8,000,000
  Proceeds From Sale of Investment Securities
    Available For Sale                               6,108,615              -
  Proceeds From Sale of Mortgage-Backed Securities
    Available For Sale                               1,277,417              -
  Purchase Of FHLB Stock                            (3,837,500)    (2,355,600)
  Redemption Of FHLB Stock                           2,110,600      1,959,800
  Increase In Loans To Customers                   (15,873,082)   (26,994,431)
  Proceeds From Sale Of Repossessed Assets             346,000         49,000
  Purchase And Improvement Of Premises And Equipment  (799,948)    (1,884,501)
  Purchase Of Bank Owned Life Insurance                (85,746)    (2,262,037)
                                                    ----------     ----------
Net Cash Used By Investing Activities              (25,848,595)   (30,995,443)
                                                    ----------     ----------

Cash Flows From Financing Activities:
  Increase (Decrease) In Deposit Accounts          (13,522,258)    13,222,409
  Proceeds From FHLB Advances                      104,880,000     81,300,000
  Repayment Of FHLB Advances                       (66,503,864)   (65,603,787)
  Net Proceeds Of Other Borrowings                   1,798,430        236,035
  Dividends To Shareholders                           (202,553)      (182,663)
  Purchase Of Treasury Stock                           (89,872)       (77,320)
  Proceeds From Employee Stock Purchases                27,643         25,369
                                                    ----------     ----------
  Net Cash Provided By Financing Activities         26,387,526     28,920,043
                                                    ----------     ----------
                                                                  (Continued)
       See accompanying notes to consolidated financial statements.

                 Security Federal Corporation and Subsidiaries
         Consolidated Statements of Cash Flows (Unaudited)- Continued

                                                    Three Months Ended June 30,
                                                     --------------------------
                                                         2008           2007
                                                        ------         ------
Increase (Decrease) In Cash And Cash Equivalents       473,183       (261,968)
Cash And Cash Equivalents At Beginning Of Period    10,539,054     13,438,129
                                                   -----------    -----------
Cash And Cash Equivalents At End Of Period         $11,012,237    $13,176,161
                                                   ===========    ===========


Supplemental Disclosure Of Cash Flows Information:
Cash Paid During The Period For Interest           $ 6,960,918    $ 6,987,289
Cash Paid During The Period For Income Taxes       $   305,822    $    30,000
Additions To Repossessed Acquired Through
  Foreclosure                                      $    20,000    $    88,976
Increase In Unrealized Net Loss On Securities
  Available For Sale, Net Of Taxes                 $(3,642,424)   $  (931,559)






        See accompanying notes to consolidated financial statements.

                  Security Federal Corporation and Subsidiaries
              Notes to Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows. Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in Security Federal Corporation's 2008 Annual Report to Shareholders when reviewing interim financial statements. The results of operations for the three month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year. This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, changes in interest rates, the demand for loans, the regulatory environment, general economic conditions and inflation, and the securities markets. Management cautions readers of this Form 10-Q not to place undue reliance on the forward-looking statements contained herein.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Security Federal Corporation (the "Company") and its wholly owned subsidiary, Security Federal Bank (the "Bank") and the Bank's wholly owned subsidiaries, Security Federal Insurance, Inc. ("SFINS"), Security Federal Investments, Inc. ("SFINV"), Security Federal Trust Inc. ("SFT"), and Security Financial Services Corporation ("SFSC"). Security Federal Corporation has a wholly owned subsidiary, Security Federal Statutory Trust (the "Trust"), which issued and sold fixed and floating rate capital securities of the Trust. However, under current accounting guidance, the Trust is not consolidated in the Company's financial statements. The Bank is primarily engaged in the business of accepting savings and demand deposits and originating mortgage loans and other loans to individuals and small businesses for various personal and commercial purposes. SFINS, SFINV, and SFT were formed during fiscal 2002 and began operating during the December 2001 quarter. SFINS is an insurance agency offering auto, business, health, and home insurance. SFINS has a wholly owned subsidiary, Collier Jennings Financial Corporation which has as subsidiaries Collier Jennings Inc., The Auto Insurance Store Inc., and Security Federal Premium Pay Plans Inc. SFINV engages primarily in investment brokerage services. SFT offers trust, financial planning and financial management services. SFSC is currently an inactive subsidiary.

3.  Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the audited consolidated financial statements at March 31, 2008 included in our 2008 Annual Report to Stockholders, which was filed as an exhibit to our Annual Report on Form 10-K for the year ended March 31, 2008. Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of the consolidated financial statements. The Company provides for loan losses using the allowance method. Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to the allowance for loan losses. Additions to the allowance for loan losses are provided by charges to operations based on various factors, which, in management's judgment, deserve current recognition in estimating possible losses. Such factors considered by management include the fair value of the underlying collateral, stated guarantees by the borrower (if applicable), the borrower's ability to repay from other economic resources, growth and composition of the loan portfolios, the relationship of the allowance for loan losses to the outstanding loans, loss experience, delinquency trends, and general economic conditions. Management evaluates the carrying value of the loans periodically and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making these evaluations. Allowance for loan losses are subject to periodic evaluations by various authorities and may be subject to adjustments based upon the information that is available at the time of their examination.

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted EPS computations:


                                           For the Quarter Ended
                     ----------------------------------------------------------
                                               June 30, 2008
                     ----------------------------------------------------------
                     Income (Numerator) Amount  Shares (Denominator)  Per Share
                     -------------------------  -------------------   ---------
Basic EPS            $                801,905            2,531,679    $    0.32
Effect of Diluted
Securities:
  Stock Options                             -                  698            -
                      -----------------------    -----------------    ---------
Diluted EPS          $                801,905            2,532,377    $    0.32
                      =======================    =================    =========

                                           For the Quarter Ended
                     ----------------------------------------------------------
                                               June 30, 2007
                     ----------------------------------------------------------
                     Income (Numerator) Amount  Shares (Denominator)  Per Share
                     -------------------------  -------------------   ---------
Basic EPS            $              1,096,031            2,609,409    $    0.42
Effect of Diluted
Securities:
  Stock Options                             -                9,480            -
                      -----------------------    -----------------    ---------
Diluted EPS          $              1,096,031            2,618,889    $    0.42
                      =======================    =================    =========

                  Security Federal Corporation and Subsidiaries
         Notes to Consolidated Financial Statements (Unaudited), Continued

5.  Stock-Based Compensation

Certain officers and directors of the Company participate in an incentive and non-qualified stock option plan. Options are granted at exercise prices not less than the fair value of the Company's common stock on the date of the grant. The following is a summary of the activity under the Company's stock option plans for the quarter ended June 30, 2008:
                                                                Weighted
                                                                Average
                                                                Exercise
                                              Shares            Price
                                            ----------------------------
Balance, Beginning of Period                   111,100          $ 21.55
  Options granted                                2,500            22.91
  Options exercised                                  -                -
  Options forfeited                                  -                -
                                            ----------
Balance, June 30                               113,600          $ 21.58
                                            ==========

Options Exercisable                             74,100          $ 20.60
                                            ==========
Options Available For Grant                    124,801
                                            ==========

At June 30, 2008, the Company had the following options outstanding:

               Outstanding
Grant Date      Options       Option Price     Expiration Date
----------     -----------    ------------     ---------------
10/19/99        20,100          $16.67         09/30/05 to 09/30/09

09/01/03         3,000          $24.00             08/31/13

12/01/03         3,000          $23.65             11/30/13

01/01/04         6,500          $24.22             12/31/13

03/08/04        13,000          $21.43             03/08/14

06/07/04         2,000          $24.00             06/07/14

01/01/05        20,500          $20.55             12/31/14

01/01/06         6,000          $23.91             01/01/16

08/24/06        14,000          $23.03             08/24/16

05/24/07         2,000          $24.34             05/24/17

07/09/07         1,000          $24.61             07/09/17

10/01/07         2,000          $24.28             10/01/17

01/01/08        18,000          $23.49             01/01/18

05/19/08         2,500          $22.91             05/18/18

                  Security Federal Corporation and Subsidiaries
       Notes to Consolidated Financial Statements (Unaudited), Continued

6.  Fair Value Measurements

Effective April 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157") which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

     Level 1
     Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasuries and money market funds.

     Level 2
     Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage-backed securities, municipal bonds, corporate debt securities and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

     Level 3
     Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

Assets and liabilities measured at fair value on a recurring basis are as follows as of June 30, 2008:

                       Quoted Market Price In  Significant Other   Significant
                          Active Markets       Observable Inputs   Unobservable
                            (Level 1)              (Level 2)       Inputs
                                                                   (Level 3)
Available-For-Sale        ----------------     --------------      -----------
  Investment And
  Mortgage- Backed
  Securities                $            -      $ 250,990,200      $        -
Mortgage Loans Held
  For Sale                               -          3,550,781               -
                          ----------------     --------------      ----------
Total                       $            -      $ 254,540,981      $        -
                          ================     ==============      ==========
The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

                  Security Federal Corporation and Subsidiaries
       Notes to Consolidated Financial Statements (Unaudited), Continued

6.  Fair Value Measurements, Continued

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at March 31, 2008 was $3.5 million.

Financial Accounting Standards Board ("FASB") Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs that require disclosure as of June 30, 2008.

7.  Accounting and Reporting Changes

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

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

SFAS 141(R) is effective for acquisitions by the Company taking place on or after April 1, 2009. Early adoption is prohibited. Accordingly, the Company is required to record and disclose business combinations following existing accounting guidance until April 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent's equity.

The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on April 1,
2009.   Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improving the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS No. 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 is effective for the Company on April 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.

                 Security Federal Corporation and Subsidiaries
        Notes to Consolidated Financial Statements (Unaudited), Continued

7.  Accounting and Reporting Changes, Continued

In February 2008, the FASB issued FASB Staff Position No. 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions" ("FSP 140-3"). FSP 140-3 provides guidance on accounting for a transfer of a financial asset and the transferor's repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140. FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on April 1, 2009. The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets". The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), "Business Combinations," and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP is effective for the Company on April 1, 2009. The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

In May, 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The FASB has stated that it does not expect SFAS 162 will result in a change in current practice. The application of SFAS 162 will have no effect on the Company's financial position, results of operations or cash flows.

The FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)," ("FSP APB 14-1"). The Staff Position specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 provides guidance for initial and subsequent measurement as well as derecognition provisions. The Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently analyzing the effect, if any, the adoption of this Staff Position will have on the Company's financial position, results of operations or cash flows.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities," ("FSP EITF 03-6-1"). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted. The adoption of this Staff Position will have no material effect on the Company's financial position, results of operations or cash flows.

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

                 Security Federal Corporation and Subsidiaries
       Notes to Consolidated Financial Statements (Unaudited), Continued

8.  Securities

Investment And Mortgage-Backed Securities, Available For Sale
-------------------------------------------------------------
The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:
                                               Gross      Gross
June 30, 2008                    Amortized  Unrealized  Unrealized
-------------                      Cost        Gains      Losses    Fair Value
                                 ---------  ----------  ----------  ----------
FHLB Securities                $28,637,576  $ 106,504   $ 255,322   $28,488,759
Federal Farm Credit Securities  10,699,502     16,292     143,708    10,572,086
FNMA Bonds                       2,000,000          -      34,380     1,965,620
Mortgage-Backed Securities     211,558,989    620,543   2,303,546   209,875,985
Equity Securities                  102,938          -      15,188        87,750
                               -----------    -------   ---------   -----------
Total                         $252,999,005  $ 743,339  $2,752,144  $250,990,200
                               ===========    =======   =========   ===========

                                               Gross      Gross
March 31, 2008                   Amortized  Unrealized  Unrealized
--------------                     Cost        Gains      Losses    Fair Value
                                 ---------  ----------  ----------  ----------
FHLB Securities               $ 31,891,456  $ 625,583   $        - $ 32,517,039
Federal Farm Credit Securities  14,849,646    323,594            -   15,173,240
FNMA Bonds                       2,997,470      7,840            -    3,005,310
Mortgage-Backed Securities     190,454,173  3,023,143      104,283  193,373,033
Equity Securities                  102,938          -       13,688       89,250
                               -----------    -------    ---------  -----------
Total                         $240,295,683 $3,980,160   $  117,971 $244,157,872
                               ===========  =========    =========  ===========

FHLB securities, Federal Farm Credit securities, Federal National Mortgage Association ("FNMA") FNMA bonds, and FNMA and Federal Home Loan Mortgage Corporation ("FHLMC") mortgage-backed securities are issued by government-sponsored enterprises ("GSE's"). GSE's are not backed by the full faith and credit of the United States government. Included in the tables above in mortgage-backed securities are Government National Mortgage Association ("GNMA") mortgage-backed securities, which are backed by the full faith and credit of the United States government. At June 30, 2008, the bank held an amortized cost and fair value of $97.5 million and $96.5 million, respectively, in GNMA mortgage-backed securities included in mortgage-backed securities listed above.

Investment and Mortgage-Backed Securities, Held to Maturity
-----------------------------------------------------------
The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

                                               Gross      Gross
June 30, 2008                    Amortized  Unrealized  Unrealized
-------------                      Cost        Gains      Losses     Fair Value
                                 ---------  ----------  ----------   ----------
FHLB Securities                $13,000,000  $  119,390  $    3,120  $13,116,270
Federal Farm Credit Securities   2,000,000      11,570           -    2,011,570
Equity Securities                  155,000           -           -      155,000
                                ----------   ---------   ---------   ----------
Total                          $15,155,000  $  130,960  $    3,120  $15,282,840
                                ==========   =========   =========   ==========

                                               Gross      Gross
March 31, 2008                   Amortized  Unrealized  Unrealized
--------------                     Cost        Gains      Losses     Fair Value
                                 ---------  ----------  ----------   ----------
FHLB Securities                $17,999,618  $  320,072  $        -  $18,319,690
Federal Farm Credit Securities   2,000,000      31,560           -    2,031,560
Equity Securities                  155,000           -           -      155,000
                                ----------   ---------   ---------   ----------
Total                          $20,154,618  $  351,632  $        -  $20,506,250
                                ==========   =========   =========   ==========

                 Security Federal Corporation and Subsidiaries
       Notes to Consolidated Financial Statements (Unaudited), Continued

8.  Securities, Continued

FHLB securities and Federal Farm Credit securities are issued by GSE's. These enterprises are not backed by the full faith and credit of the United States government.

9.  Loans Receivable, Net

Loans receivable, net, at June 30, 2008 and March 31, 2008 consisted of the following:


                                              June 30, 2008    March 31, 2008
                                              -------------    --------------
   Residential Real Estate                    $ 131,835,370    $ 131,863,466
   Consumer                                      66,763,097       66,832,377
   Commercial Business And Real Estate          349,840,672      333,386,661
   Loans Held For Sale                            3,550,781        2,295,721
                                                -----------      -----------
                                                551,989,920      534,378,225
                                                -----------      -----------
Less:

   Allowance For Possible Loan Loss               8,246,496        8,066,762
   Loans In Process                               8,569,191        8,064,728
   Deferred Loan Fees                               312,343          315,030
                                                -----------      -----------
                                                 17,128,030       16,446,520
                                                -----------      -----------
                                              $ 534,861,890    $ 517,931,705
                                                ===========      ===========

                 Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement

Certain matters in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among others, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company's mission and vision. These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties. The Company's actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide range of factors including, but not limited to, the general business environment, interest rates, the South Carolina real estate market, the demand for loans, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other risks detailed in the Company's reports filed with the SEC, including the Annual Report on Form 10-K for the year ended March 31, 2008. Forward-looking statements are effective only as of the date that they are made and the Company assumes no obligation to update this information

Comparison Of Financial Condition At June 30, 2008 and March 31, 2008

General - Total assets increased $23.3 million or 2.8% to $863.4 million at June 30, 2008 from $840.0 million at March 31, 2008. The primary reason for the growth in total assets was a $16.9 million or 3.3% increase in net loans receivable to $534.9 million and a $6.8 million or 2.8% increase in investment and mortgage-backed securities- available for sale to $251.0 million. For the quarter ended June 30, 2008, the demand for loans was funded with maturities of investment and mortgage-backed securities- held to maturity of $5.0 million and an increase in advances from the FHLB of $38.4 million or 21.5% to $216.6 million.

Assets - The increases and decreases in total assets were primarily concentrated in the following asset categories:

                                                          Increase (Decrease)
                                June 30,    March 31,     ------------------
                                 2008         2008         Amount   Percent
                                -------     --------       ------   -------
Cash And Cash Equivalents    $11,012,237  $10,539,054    $473,183      4.5%
Investment And Mortgage-
  Backed Securities-
  Available For Sale         250,990,200  244,157,872   6,832,328      2.8
Investment And Mortgage-
  Backed Securities-Held
  To Maturity                 15,155,000   20,154,618  (4,999,618)   (24.8)
Loan Receivable, Net         534,861,890  517,931,705  16,930,185      3.3
Premises And Equipment,
  Net                         21,975,557   21,544,380     431,177      2.0
FHLB Stock, At Cost           11,224,000    9,497,100   1,726,900     18.2
Repossessed Assets
  Acquired In
  Settlement of Loans            454,790      767,096    (312,306)   (40.7)
Other Assets                   4,380,011    1,947,403   2,432,608    124.9

Investments and mortgage-backed securities available for sale increased $6.8 million or 2.8% to $251.0 million at June 30, 2008 from $244.2 million at March 31, 2008. The increase in investments and mortgage-backed securities available for sale is attributable to additional purchases slightly offset by paydowns on mortgage-backed securities and calls and maturities on investments.

                  Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Loans receivable, net increased $16.9 million or 3.3% to $534.9 million at June 30, 2008 from $517.9 million at March 31, 2008. Residential real estate loans decreased $28,000 to $131.8 million at June 30, 2008 from $131.9 million at March 31, 2008. Consumer loans remained relatively unchanged at $66.8 million at June 30, 2008 compared to March 31, 2008, decreasing $69,000 during the current quarter. Commercial business and real estate loans increased $16.5 million to $349.8 million at June 30, 2008 from $333.4 million at March 31, 2008. The increase in commercial and business real estate loans was attributable to the Company's continued focus on originating this type of lending. Loans held for sale increased $1.3 million to $3.6 million at June 30, 2008 from $2.3 million at March 31, 2008.

Premises and equipment, net increased $431,000 to $22.0 million at June 30, 2008 from $21.5 million at March 31, 2008. The majority of the increase was for the relocation of our Clearwater branch office and for renovations to our Operations Center in Aiken, South Carolina.

FHLB stock, at cost, increased $1.7 million to $11.2 million at June 30, 2008 from $9.5 million at March 31, 2008. The increase is attributable to a FHLB requirement that the Company maintain stock equal to 0.20% of total assets at June 30, 2008 plus a transaction component, which equals 4.5% of outstanding advances (borrowings) from the FHLB of Atlanta.

Repossessed assets acquired in settlement of loans decreased $312,000 to $455,000 at June 30, 2008 from $767,000 at March 31, 2008. The Company sold two properties and did not repossess any additional assets during the period. At June 30, 2008, the balance consisted of the following four properties: two lots within one subdivision of Aiken, South Carolina; one lot within a subdivision of Columbia, South Carolina; and a single-family residence in Augusta, Georgia.

Other assets increased $2.4 million to $4.4 million at June 30, 2008 from $2 million at March 31, 2008. The majority of this increase is the result of an increase in the deferred tax asset attributable to a decrease in the market value of available for sale securities.

Liabilities

Deposit Accounts
                                                                   Balance
                                                            ------------------
                     June 30, 2008       March 31, 2008      Increase(Decrease)
                  ------------------   ------------------   -----------------
                              Weighted            Weighted
                     Balance    Rate     Balance    Rate      Amount   Percent
Demand Accounts:   -----------  ----   -----------   ----     -------  -------
Checking          $102,022,969  0.26% $100,585,610  0.47%  $ 1,437,359    1.4 %
Money Market       144,460,586  2.17   143,225,218  2.84     1,235,368    0.9
Regular Savings     16,683,008  0.73    15,966,557  0.97       716,451    4.5
                   -----------  ----   -----------  ----    ----------   ----
Total              263,166,563  1.34   259,777,385  1.87     3,389,178    1.3
                   -----------  ----   -----------  ----    ----------   ----
Certificate Accounts
0.00 - 1.99%         1,444,713                   -           1,444,713  100.0
2.00 - 2.99%        27,920,687          14,047,109          13,873,578   98.8
3.00 - 3.99%        85,174,658          59,526,823          25,647,835   43.1
4.00 - 4.99%        62,347,041          68,149,323          (5,802,282)  (8.5)
5.00 - 5.99%       137,274,288         189,349,568         (52,075,280) (27.5)
                   -----------  ----   -----------  ----    ----------   ----
Total              314,161,387  4.41   331,072,823  4.75   (16,911,436)  (5.1)
                   -----------  ----   -----------  ----    ----------   ----
Total Deposits    $577,327,950  3.01% $590,850,208  3.46% $(13,522,258)  (2.3)%
                   ===========  ====   ===========  ====    ==========   ====

                 Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Advances From FHLB - FHLB advances are summarized by year of maturity and weighted average interest rate in the table below:
                                                                 Balance
                                                             -----------------
                      June 30, 2008       March 31, 2008     Increase(Decrease)
                      -------------       --------------     -----------------
                      Balance   Rate      Balance   Rate     Balance  Percent
                      -------   ----      -------   ----     -------  -------
Fiscal Year Due:
2009               $83,680,000  2.58%  $42,300,000  3.28%  $41,380,000  97.8%
2010                10,000,000  4.88    10,000,000  4.88             -     -
2011                15,000,000  4.87    15,000,000  4.87             -     -
2012                24,700,000  4.56    24,700,000  4.56             -     -
2013                10,000,000  4.76    10,000,000  4.76             -     -
Thereafter          73,230,143  4.28    76,234,007  4.25    (3,003,864) (3.9)
                   -----------         -----------          ----------  ----
Total Advances    $216,610,143  3.75% $178,234,007  4.18%  $38,376,136  21.5%
                   ===========         ===========          ==========  ====

These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank's portfolio of residential first mortgage loans and investment securities with approximate amortized cost and fair value of $146.3 million and $146.4 million, respectively, at June 30, 2008. Advances are subject to prepayment penalties.

The following table shows callable FHLB advances as of the dates indicated. These advances are also included in the above table. All callable advances are callable at the option of the FHLB. If an advance is called, the Bank has the option to payoff the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

                              As of June 30, 2008
---------------------------------------------------------------------
Borrow     Maturity
  Date       Date      Amount   Int.Rate    Type      Call Dates
---------  --------  ----------  --------   ----      ----------
02/20/04   02/20/14  $5,000,000  3.225%   1 Time Call   02/20/09
06/24/05   06/24/15   5,000,000  3.710%   1 Time Call   06/24/10
07/22/05   07/22/15   5,000,000  3.790%   1 Time Call   07/22/08
11/10/05   11/10/15   5,000,000  4.400%   1 Time Call   11/10/09
11/23/05   11/23/15   5,000,000  3.9325%  Multi-Call    08/25/08 and
                                                         quarterly thereafter
11/29/05   11/29/13   5,000,000  4.320%   1 Time Call   05/29/09
12/14/05   12/14/11   5,000,000  4.640%   1 Time Call   09/14/09
01/12/06   01/12/16   5,000,000  4.450%   1 Time Call   01/12/11
03/01/06   03/03/14   5,000,000  4.720%   1 Time Call   03/03/10
06/02/06   06/02/16   5,000,000  5.160%   1 Time Call   06/02/11
07/11/06   07/11/16   5,000,000  4.800%   Multi-Call    07/11/08 and
                                                         quarterly thereafter
10/25/06   10/25/11   5,000,000  4.830%   1 Time Call   10/27/08
11/29/06   11/29/16   5,000,000  4.025%   Multi-Call    08/29/08 and
                                                         quarterly thereafter
01/19/07   07/21/14   5,000,000  4.885%   1 Time Call   07/21/11
03/09/07   03/09/12   4,700,000  4.286%   Multi-Call    09/09/08 and
                                                         quarterly thereafter
05/24/07   05/24/17   7,900,000  4.375%   Multi-Call    08/27/08 and
                                                         quarterly thereafter
06/29/07   06/29/12   5,000,000  4.945%   1 Time Call   06/29/09
07/25/07   07/25/17   5,000,000  4.396%   Multi-Call    07/25/08 and
                                                         quarterly thereafter
11/16/07   11/16/11   5,000,000  3.745%   Multi-Call    11/17/08 and
                                                         quarterly thereafter

                 Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

                             As of March 31, 2008
---------------------------------------------------------------------
Borrow     Maturity
  Date       Date        Amount  Int.Rate   Type       Call Dates
---------  --------      ------  --------   ----       ----------
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

Other Borrowings - The Bank had $14.6 million and $12.8 million in other borrowings (non-FHLB advances) at June 30, 2008 and March 31, 2008, respectively. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts and the current balance on a revolving line of credit with another financial institution. At June 30, 2008 and March 31, 2008, short-term repurchase agreements were $11.6 million and $9.8 million, respectively. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At June 30, 2008 and March 31, 2008, the interest rate paid on the repurchase agreements was 2.08% and 3.01%, respectively. The Bank had pledged as collateral for these repurchase agreements investment securities with amortized costs and fair values of $27.0 million and $27.4 million at June 30, 2008.

In December 2007, the Company entered into a line of credit in the amount of $10.0 million with another financial institution. At June 30, 2008 and March 31, 2008, the balance on the line of credit was $3.0 million. The unsecured line of credit has an interest rate equal to one month LIBOR plus 2.5% and matures on December 1, 2008.

Mandatorily Redeemable Financial Instrument - On June 30, 2006, the Company recorded a $1.4 million mandatorily redeemable financial instrument as a result of the acquisition of the Collier-Jennings Companies. The shareholder of the Collier-Jennings Companies received cash and was issued stock in the Company to settle the acquisition. The Company will release the shares to the shareholder of the Collier-Jennings Companies over a three-year period. The stock is mandatorily redeemable by the shareholder of the Collier-Jennings Companies in cumulative increments of 20% per year for a five-year period at the greater of $26 per share or one and one-half times the book value of the Company's stock. At June 30, 2008, the shareholder had not elected to redeem any of the shares.

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

The Capital Securities accrue and pay distributions annually at a rate per annum equal to a blended rate of 5.68% at June 30, 2008. One-half of the Capital Securities issued in the transaction has a fixed rate of 6.88% and the remaining half has a floating rate of three-month LIBOR plus 170 basis points, which was 4.48% at June 30, 2008. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears.

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

Equity - Shareholders' equity decreased $3.1 million or 6.5% to $44.4 million at June 30, 2008 from $47.5 million at March 31, 2008. Accumulated other comprehensive income (loss), net of tax, decreased $3.6 million to a loss of $1.2 million at June 30, 2008. The Company's net income for the three-month period was $802,000. The Board of Directors of the Company declared the 70th consecutive quarterly dividend, which was $0.08 per share, in April 2008, and totaled $203,000. Book value per share was $17.55 at June 30, 2008 and $18.76 at March 31, 2008.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
-------------------------------------------------------------------------------
Net Income - Net income decreased $294,000 or 26.8% to $802,000 for the three months ended June 30, 2008 compared to $1.1 million for the three months ended June 30, 2007. The decrease in net income is primarily the result of the Federal Reserve's recent decrease in interest rates in conjunction with the Company's decision to increase the provision for loan losses and an increase in general and administrative expenses attributable to costs associated with the Company's recent expansion. These factors were offset slightly by an increase in non-interest income.

Net Interest Income - Net interest income increased $147,000 or 3.0% to $5.1 million during the three months ended June 30, 2008, compared to $5.0 million for the same period in 2007, as a result of a decrease in interest expense offset in part by a decrease in interest income. During the three months ended June 30, 2008, average interest earning assets increased $87.4 million to $797.6 million while average interest-bearing liabilities increased $89.3 million to $752.2 million. The interest rate spread decreased 16 basis points to 2.37% during the three months ended June 30, 2008 compared to the same period in 2007.

The recent precipitous decrease in the prime interest rate continued to negatively impact the Company's margin during the quarter ended June 30, 2008. Net interest margin decreased 23 basis points to 2.57% as of June 30, 2008 from 2.80% for the comparable quarter in the previous year.

Interest Income - Total interest income decreased $75,000 or 0.6% to $11.8 million during the three months ended June 30, 2008 from $11.9 million for the same period in 2007. Total interest income on loans decreased $250,000 or 2.8% to $8.5 million during the three months ended June 30, 2008 as a result of the yield in the loan portfolio decreasing 139 basis points offset by the average loan portfolio balance increasing $80.3 million. Interest income from mortgage-backed securities increased $854,000 or 55.4% as a result of a 21 basis point increase in yield and a $65.4 million increase in the average balance of the portfolio. Interest income from investment securities decreased $665,000 or 42.8% as a result of a decrease in average balance of the investment securities portfolio offset slightly by an increase in the yield.

                 Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended June 30, 2008 and 2007:

                                        Three Months Ended June 30,
                              ------------------------------------------------
                                 2008                2007
                              ------------       ------------
                                                             Increase(Decrease)
                                                               In Interest And
                             Average             Average       Dividend Income
                             Balance Yield       Balance Yield    From 2007
                             ------- -----       ------- -----    ---------
Loans Receivable, Net   $527,101,104  6.48% $446,807,518  7.87%   $(249,844)
Mortgage-Backed
  Securities             199,929,297  4.79   134,517,110  4.58      853,672
Investment Securities     69,564,979  5.11   127,450,266  4.88     (664,619)
Other                        987,149  2.10     1,403,243  5.59      (14,417)
Total Interest-Earning   -----------  ----   -----------  ----     --------
  Assets                $797,582,529  5.93% $710,178,137  6.71%   $ (75,208)
                         ===========  ====   ===========  ====     ========

Interest Expense - Total interest expense decreased $222,000 or 3.2% to $6.7 million during the three months ended June 30, 2008 compared to $6.9 million for the same period one-year earlier. The decrease in total interest expense is attributable to the decreases in interest rates and interest-bearing deposits offset slightly by an increase in other borrowings. Interest expense on deposits decreased $319.0 million or 6.5% to $462.1 million during the period as average interest bearing deposits grew $59.7 million to $545.4 million compared to $485.7 million for the three months ended June 30, 2007 while the cost of deposits decreased 68 basis points to 3.39%. Interest expense on advances and other borrowings increased $113,000 or 6.0% as the cost of debt outstanding decreased 42 basis points during the 2008 period compared to 2007 while average total borrowings outstanding increased approximately $29.6 million. Interest expense on junior subordinated debentures was $74,000 for the three months ended June 30, 2008 compared to $91,000 for the same period one year ago while the average balance remained constant at $5.2 million for the three months ended June 30, 2008 and 2007.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended June 30, 2008 and 2007:
                                     Three Months Ended June 30,
                        ----------------------------------------------------
                               2008                   2007
                        ---------------       ---------------
                                                                  Increase
                                                                 (Decrease)In
                         Average               Average         Interest Expense
                         Balance  Yield        Balance  Yield     From 2007
                         -------  -----        -------  -----     ----------
Now And Money Market
  Accounts             $206,443,306  1.79%   $207,334,992  3.19%  $ (730,749)
Passbook Accounts        16,414,938   0.82     17,117,174  0.98       (8,312)
Certificate Accounts    322,502,428   4.54    261,200,638  4.97      420,077
FHLB Advances And Other
  Borrowed Money        201,686,231   3.99    172,121,258  4.41      113,432
Junior Subordinated
  Debentures              5,155,000   5.75      5,155,000  7.05      (16,705)
Total Interest-Bearing   ----------   ----    -----------  ----     --------
  Liabilities          $752,201,903   3.57%  $662,929,062  4.18%  $ (222,257)
                        ===========   ====    ===========  ====     ========

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

Problems associated with deteriorating asset quality continued to plague the industry during the quarter as a result of the sub prime lending and credit crisis. Although the Company did not participate in sub prime lending, it was indirectly impacted by these events and the general condition of the national economy. Additions to the allowance for loan losses were $225,000 for the quarter ended June 30, 2008 compared to $150,000 for the same quarter in the prior year. This increase reflects the Company's concern for deteriorating economic conditions in the local economy coupled with an increase in non-performing assets within its loan portfolio.

The following table details selected activity associated with the allowance for loan losses for the three months ended June 30, 2008 and 2007:

                                      June 30, 2008      June 30, 2007
                                      -------------      -------------
Beginning Balance                      $ 8,066,762        $ 7,296,791
  Provision                                225,000            150,000
  Charge-offs                              (50,186)           (29,120)
  Recoveries                                 4,920             13,021
                                      -------------      -------------
Ending Balance                         $ 8,246,496        $ 7,430,692
                                      =============      =============

Allowance For Loan Losses As A
   Percentage Of Gross Loans Receivable
   And Loans Held For Sale At The End
   Of The Period                              1.52%              1.58%
Allowance For Loan Losses As A
   Percentage Of Impaired Loans At
   The End Of The Period                    241.87%            721.79%
Impaired Loans                           3,409,465          1,029,475
Nonaccrual Loans And 90 Days Or More
   Past Due Loans As A Percentage Of
   Gross Loans Receivable And Loans
   Held For Sale At The End Of The
   Period                                     1.24%              0.39%
Loans Receivable, Net                 $534,861,890       $462,347,074

Non-performing assets, which consisted of 47 non-accrual loans and four repossessed properties, increased $385,000 to $7.2 million at June 30, 2008 from $6.8 million at March 31, 2008. Despite the increase in non-performing assets, the Company maintained relatively low and stable trends related to net charge-offs. Annualized net charge-offs as a percent of gross loans were 0.03% at June 30, 2008 compared to 0.02% at March 31, 2008 and 0.01% at June 30, 2007. In addition, non-performing assets comprised less than 1% of total assets at June 30, 2008 and March 31, 2008, respectively.

Non-Interest Income - Non-interest income remained relatively unchanged at $1.1 million for the three months ended June 30, 2008, increasing $61,000 or 5.7% from the same period one year ago. The following table provides a detailed analysis of the changes in the components of non-interest income:






                            Three Months Ended June 30,     Increase (Decrease)
                            ---------------------------     -------------------
                                      2008        2007       Amounts    Percent
                                     ------      ------      -------    -------
Gain On Sale Of Investments       $ 101,405    $      -    $ 101,405     100.0%
Gain On Sale Of Loans               118,683     176,121      (57,438)    (32.6)
Service Fees On Deposit Accounts 281,153 327,322 (46,169) (14.1) Income From Cash Value Of
  Life Insurance                     85,746      62,037       23,709      38.2
Commissions On Insurance            168,992     145,673       23,319      16.0
Other Agency Income                  46,937      29,258       17,679      60.4
Trust Income                        105,000      98,775        6,225       6.3
Other                               213,291     221,412       (8,121)     (3.7)
                                 ----------  ----------    ---------     -----
Total Non-Interest Income        $1,121,207  $1,060,598    $  60,609       5.7%
                                 ==========  ==========    =========     =====

                 Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Gain on sale of investments was $101,405 for the three months ended June 30, 2008, compared to no gain in the same period one year earlier. The gain resulted from the sale of seven investments during the three month period. No securities were sold during the same quarter of the previous year. Gain on sale of loans decreased $57,000 to $119,000 during the three months ended June 30, 2008 compared to the same period one year ago as a result of a decrease in the origination and sale of fixed rate residential mortgage loans. Service fees on deposit accounts decreased $46,000 to $281,000 for the quarter ended June 30, 2008 compared to the same quarter in 2007 as a result of a decrease in deposit account balances. Commissions on insurance and other agency income increased $41,000 to $167,000 for the quarter ended June 30, 2008 compared to the same quarter in 2007 as a result of the growth and expansion of the insurance subsidiary. Other miscellaneous income including credit life insurance commissions, safe deposit rental income, annuity and stock brokerage commissions, trust fees, and other miscellaneous fees, decreased $8,000 to $213,000 during the three months ended June 30, 2008 compared to the same period one year ago.

General And Administrative Expenses - General and administrative expenses increased $571,000 or 13.4% to $4.8 million for the three months ended June 30, 2008 from $4.3 million for the same period one year ago. The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

                            Three Months Ended June 30,     Increase (Decrease)
                            ---------------------------     -------------------
                                      2008        2007       Amounts    Percent
                                     ------      ------      -------    -------
Salaries And Employee Benefits   $2,784,235  $2,570,279   $  213,956     8.32%
Occupancy                           497,320     422,511       74,809    17.7
Advertising                         140,821     102,273       38,548    37.7
Depreciation And Maintenance
   Of Equipment                     426,924     319,525      107,399    33.6
FDIC Insurance Premiums             155,810      15,327      140,483   916.6
Amortization of Intangibles          22,500      22,500            -       -
Other                               794,380     799,030       (4,650)   (0.6)
Total General And                 ---------   ---------     --------   ------
  Administrative Expenses        $4,821,990  $4,251,445   $  570,545    13.4%
                                  =========   =========     ========   ======

Salary and employee benefits increased $214,000 or 8.3% to $2.8 million for the three months ended June 30, 2008 from $2.6 million for the same period one year ago and occupancy increased $75,000 or 17.7% to 497,000 for the three months ended June 30, 2008 from $423,000 for the same period one year ago. The increase in salary and employee benefits as well as occupancy is a result of increased personnel and property costs related to the Company's recent expansion into two new market areas: Richland and Lexington Counties in South Carolina and Columbia County, Georgia. Depreciation and maintenance expense increased $107,000 or 33.6% to $427,000 for the three months ended June 30, 2008 from $320,000 for the same period one year ago primarily as a result of the Company's recent expansion and additional locations.

FDIC insurance premiums increased $140,000 or 916.6% to $156,000 for the three month period ended June 30, 2008 when compared to the same period a year ago. Prior to the quarter ended June 30, 2008, the Bank was benefiting from a One-Time Credit assessment made available by the Federal Deposit Insurance Reform Act of 2005. The credit assessment amount was applied to reduce the Bank's quarterly deposit insurance assessments. The Bank exhausted this credit during the quarter ended June 30, 2008. Advertising expense increased $39,000 or 37.7% to $141,000 for the three months ended June 30, 2008 from $102,000 for the same period one year ago. The increase is attributable to the Company using more print media advertising to attract deposit customers. Overall, non-interest expenses increased $571,000 or 13.4% for the three months ended June 30, 2008 when compared to the same period one year ago.

Provision For Income Taxes - Provision for income taxes decreased $144,000 or 26.6% to $397,000 for the three months ended June 30, 2008 from $541,000 for the same period one year ago. Income before income taxes was $1.2 million and $1.6 million for the three months ended June 30, 2008 and 2007, respectively. The Company's combined federal and state effective income tax rate for the current quarter was 33.1% compared to 33.0% for the same quarter one year ago.

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

During the three months ended June 30, 2008 loan disbursements exceeded loan repayments resulting in a $16.9 million or 3.3% increase in total net loans receivable. During the three months ended June 30, 2008, deposits decreased $13.5 million and FHLB advances increased $38.4 million. The Bank had $28.0 million in additional borrowing capacity at the FHLB at the end of the period and $7.0 million borrowing capacity on a line of credit with another financial institution. At June 30, 2008, the Bank had $297.6 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed.

The Company has plans to expand its branch network, which could cause earnings to level off or decline for a period of time. The leveling off or decline in earnings will be attributed the lag that exists from the time a branch is built to when it becomes profitable. In the next twelve months, we anticipate investing $2.0 to $3.0 million in land, buildings, and equipment. In the next twenty-four months we anticipate investing $5.0 million to $6.0 million in land, buildings, and equipment. The anticipated costs could be affected by increased construction costs, weather delays, economic conditions and/or other uncertainties.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2008.

                                   After     After
                                   One       Three              Greater
                          Within   Through   Through   Within   Than
                          One      Three     Twelve    One      One
(Dollars in thousands)    Month    Months    Months    Year     Year     Total
                          -----    ------    ------    ------   ------  -------
Unused lines of credit   $1,424   $ 4,740   $34,367   $40,531  $40,596  $81,127
Standby letters of credit     3        21       480       504       28      532
                          -----    ------    ------    ------   ------  -------
Total                    $1,427   $ 4,761   $34,847   $41,035  $40,624  $81,659
                          =====    ======    ======    ======   ====== =======

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

For the three months ended June 30, 2008, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.37%. For the year ended March 31, 2008, the interest rate spread was 2.44%. The Federal Reserve's recent interest rate decreases resulted in lower yields on adjustable rate assets while intense competition in the marketplace continued to affect interest rates paid on deposit accounts. In addition, the Bank's liabilities tend to re-price at a more gradual rate than its assets.

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 ("Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that at June 30, 2008 the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls: In the quarter ended June 30, 2008, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Item 1A  Risk Factors
         ------------
There have been no material changes in the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended March 31, 2008 except that the following risk factors are added to those previously contained in the Form 10-K:

Our business is subject to general economic risks that could adversely impact our results of operations and financial condition.

  * Changes in economic conditions, particularly a further economic slowdown in Aiken, Richland, and Lexington Counties in South Carolina and Columbia County in Georgia, could hurt our business.

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. In 2007, the housing and real estate sectors experienced an economic slowdown that has continued into 2008. Further deterioration in economic conditions, in particular within our primary market area real estate markets, could result in the following consequences, among others, any of which could hurt our business materially:

    o loan delinquencies may increase;
    o problem assets and foreclosures may increase;
    o demand for our products and services may decline; and
    o collateral for loans made by us, especially real estate, may decline in value, in turn reducing a customer's borrowing power and reducing the value of assets and collateral securing our loans.

  * Downturns in the real estate markets in our primary market area could hurt our business.

Our business activities and credit exposure are primarily concentrated in Aiken, Richland, and Lexington Counties in South Carolina and Columbia County in Georgia. While we do not have any sub-prime loans, our construction and land loan portfolios, our commercial and multifamily loan portfolios and certain of our other loans have been affected by the downturn in the residential real estate market. We anticipate that further declines in the estate markets in our primary market area will hurt our business. As of June 30, 2008, substantially all of our loan portfolio consisted of loans secured by real estate located in Aiken, Richland, and Lexington Counties in South Carolina and Columbia County in Georgia. If real estate values continue to decline the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans. The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

  * We may suffer losses in our loan portfolio despite our underwriting practices.

We seek to mitigate the risks inherent in our loan portfolio by adhering to
specific underwriting practices.   Although we believe that our underwriting
criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses.

Recent negative developments in the financial industry and credit markets may continue to adversely impact our financial condition and results of operations.


Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with substantially increased oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued in 2008.

                 Security Federal Corporation and Subsidiaries

Many lending institutions, including us, have experienced substantial declines in the performance of their loans, including construction and land loans, multifamily loans, commercial loans and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many construction and land, commercial and multifamily and other commercial loans and home mortgages have declined and may continue to decline. Bank and holding company stock prices have been negatively affected, as has the ability of banks and holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material adverse effect on our financial condition and results of operations. In addition, as a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders. Negative developments in the financial industry and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate or sell loans, and adversely impact our results of operations and financial condition.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

Item 2  Unregistered sales of Equity Securities and Use Of Proceeds
        -----------------------------------------------------------

                                                      (c)Total    (d)Maximum
                                                      Number of    Number of
                                                       Shares       Shares
                                                      Purchased     that May
                                                      as Part of    Yet Be
                              Number of  (b)Average   Publicly     Purchased
                              Shares     Price Paid   Announced    Under the
   Period                     Purchased  per Share     Program     Program

April 1-April 30, 2008          700        $22.94         700        8,465
May 1-May 31, 2008            1,000         23.06       1,000        7,465
June 1-June 30, 2008          2,200         23.07       2,200        5,265
                          ----------------------------------------------------
Total                         3,900        $23.04       3,900        5,265
                          ====================================================

In May 2004, the Company's Board of Directors authorized a 5% repurchase plan, or 126,000 shares of the Company's outstanding common stock. As of June 30, 2008, 120,735 shares have been repurchased under this program. The Company repurchased 3,900 shares of its outstanding Common Stock during the three months ended June 30, 2008.

Item 3  Defaults Upon Senior Securities
        -------------------------------
        None

Item 4  Submission Of Matters To A Vote Of Security Holders
        ---------------------------------------------------
        None

Item 5  Other Information
        -----------------
        None

                 Security Federal Corporation and Subsidiaries

Item 6   Exhibits
         --------
         3.1   Articles Of Incorporation, as amended (1)
         3.2   Bylaws (2)
         4     Instruments defining the rights of security holders, including indentures (3)
         10.1  1993 Salary Continuation Agreements (4)
         10.2  Amendment One to 1993 Salary Continuation Agreement (5)
         10.3  Form of 2006 Salary Continuation Agreement(6)
         10.4  1999 Stock Option Plan (2)
         10.5  1987 Stock Option Plan (4)
         10.6  2002 Stock Option Plan (7)
         10.7  2004 Employee Stock Purchase Plan (8)
         10.8  Incentive Compensation Plan (4)
         10.9  Form of Security Federal Bank Salary Continuation Agreement (9)
         10.10 Form of Security Federal Split Dollar Agreement (9)
         10.11 2008 Equity Incentive Plan (10)
         14    Code of Ethics (11)
         31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
         31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
         32    Certifications Pursuant to Section 906 of the Sarbanes-Oxley
                Act

(1) Filed on June 26, 1998, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
(2) Filed on March 2, 2000, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference.
(3) Filed on August 12, 1987, as an exhibit to the Company's Registration Statement on Form 8-A and incorporated herein by reference.
(4) Filed on June 28, 1993, as an exhibit to the Company's Annual Report on Form 10-KSB and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.
(6) Filed on May 24, 2006 as an exhibit to the Company's Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
(7) Filed on June 19, 2002, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
(8) Filed on June 18, 2004, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
(9) Filed on May 24, 2006 as an exhibit to the Current Report on Form 8-K and incorporated herein by reference.
(10) Filed on June 20, 2008, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
(11) Filed on June 27, 2008 as an exhibit to the Company's Annual Report on Form 10-K and incorporated herein by reference.

                  Security Federal Corporation and Subsidiaries

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.

                                      SECURITY FEDERAL CORPORATION




Date: August 14, 2008                 By:/s/Timothy W. Simmons
      ---------------                    --------------------------------
                                           Timothy W. Simmons
                                           President
                                           Duly Authorized Representative


Date: August 14, 2008                 By:/s/Roy G. Lindburg
      ---------------                    --------------------------------
                                           Roy G. Lindburg
                                           CFO
                                           Duly Authorized Representative

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


Date: August 14, 2008


                                          /s/Timothy W. Simmons
                                          ---------------------------
                                          Timothy W. Simmons
                                          President and Chief Executive Officer

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


Date: August 14, 2008

                                           /s/Roy G. Lindburg
                                           ---------------------------------
                                           Roy G. Lindburg
                                           Chief Financial Officer

                                   EXHIBIT 32

       Certification Pursuant to Section 906 of the Sarbanes Oxley Act

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                        OF SECURITY FEDERAL CORPORATION
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350), each of the undersigned hereby certifies in his capacity as an officer of Security Federal Corporation (the "Company") and in connection with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 that:


  1. the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

  2. the information contained in the Report fairly presents, in all material respects, the Company's financial condition and results of operations as of the dates and for the periods presented in the financial statements included in the Report.




/s/Timothy W. Simmons                      /s/Roy G. Lindburg
-------------------------                  ------------------------
Timothy W. Simmons                         Roy G. Lindburg
Chief Executive Officer                    Chief Financial Officer


Dated: August 14, 2008