Form 10-Q
period 2008-09-30
SECURITY FEDERAL CORP
filed 2008-11-14
CIK 818677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 – Q(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD:

FROM: ________________	TO:________________

COMMISSION FILE NUMBER:  0-16120

SECURITY FEDERAL CORPORATION

South Carolina	57-0858504
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

238 RICHLAND AVENUE, WEST, AIKEN, SOUTH CAROLINA 29801
(Address of Principal Executive Office And Zip code)

(803) 641-3000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	X	NO	_______

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filed [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act).

YES	_______	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	October 31, 2008	2,525,264

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

Part I.  Financial Information

Item 1.  Financial Statements

Security Federal Corporation and Subsidiaries
Consolidated Balance Sheets
	September 30, 2008	March 31, 2008
Assets:	(Unaudited)	(Audited)
Cash And Cash Equivalents	$10,378,350	$10,539,054
Investment And Mortgage-Backed Securities:
Available For Sale:(Amortized cost of $252,584,045 at September 30, 2008 and $240,295,683 at March 31, 2008)	252,105,624	244,157,872
Held To Maturity:(Fair value of $11,287,530 at September 30, 2008 and $20,506,250 at March 31, 2008)	11,155,000	20,154,618
Total Investment And Mortgage-Backed Securities	263,260,624	264,312,490
Loans Receivable, Net:
Held For Sale	1,568,689	2,295,721
Held For Investment:(Net of allowance of $8,263,335 at September 30, 2008 and $8,066,762 at March 31, 2008)	577,563,488	515,635,984
Total Loans Receivable, Net	579,132,177	517,931,705
Accrued Interest Receivable:
Loans	1,830,362	1,952,866
Mortgage-Backed Securities	894,092	822,379
Investments	498,220	764,746
Premises And Equipment, Net	22,088,985	21,544,380
Federal Home Loan Bank Stock, At Cost	11,935,700	9,497,100
Bank Owned Life Insurance	9,461,305	8,310,813
Repossessed Assets Acquired In Settlement Of Loans	657,240	767,096
Intangible Assets, Net	397,500	442,500
Goodwill	1,197,954	1,197,954
Other Assets	3,730,848	1,947,403
Total Assets	$905,463,357	$840,030,486

Liabilities And Shareholders’ Equity
Liabilities:
Deposit Accounts	$605,163,592	$590,850,208
Advances From Federal Home Loan Bank	230,626,259	178,234,007
Other Borrowed Money	13,589,213	12,784,094
Advance Payments By Borrowers For Taxes And Insurance	798,933	620,467
Mandatorily Redeemable Financial Instrument	1,477,312	1,417,312
Junior Subordinated Debentures	5,155,000	5,155,000
Other Liabilities	2,778,753	3,472,985
Total Liabilities	859,589,062	792,534,073

Shareholders' Equity:
Serial Preferred Stock, $.01 Par Value; Authorized Shares – 200,000; Issued And Outstanding Shares – None	-	-
Common Stock, $.01 Par Value; Authorized Shares – 5,000,000; Issued And Outstanding Shares -2,657,598 And 2,527,713, Respectively, At September 30, 2008; And 2,649,027And 2,532,192, Respectively, At March 31, 2008	26,011	25,925
Additional Paid-In Capital	5,238,123	5,072,086
Treasury Stock, (At Cost, 129,885 and 116,835 Shares, at September 30, 2008 and March 31, 2008, Respectively)	(3,046,772)	(2,769,446)
Accumulated Other Comprehensive Income (Loss)	(297,674)	2,395,537
Retained Earnings, Substantially Restricted	43,954,607	42,772,311
Total Shareholders' Equity	45,874,295	47,496,413
Total Liabilities And Shareholders' Equity	$905,463,357	$840,030,486
See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,
	2008	2007
Interest Income:
Loans	$8,941,511	$9,416,586
Mortgage-Backed Securities	2,621,098	1,557,696
Investment Securities	777,828	1,663,976
Other	3,899	8,305
Total Interest Income	12,344,336	12,646,563

Interest Expense:
NOW And Money Market Accounts	966,696	1,672,887
Passbook Accounts	30,059	41,134
Certificate Accounts	3,569,709	3,627,239
Advances And Other Borrowed Money	2,240,394	2,053,365
Junior Subordinated Debentures	74,852	92,252
Total Interest Expense	6,881,710	7,486,877

Net Interest Income	5,462,626	5,159,686
Provision For Loan Losses	275,000	150,000
Net Interest Income After Provision For Loan Losses	5,187,626	5,009,686
Non-Interest Income:
Gain On Sale Of Investments	25,035	-
Gain On Sale Of Loans	109,035	105,450
Service Fees On Deposit Accounts	276,240	323,423
Income From Cash Value Of Life Insurance	92,746	87,164
Commissions From Insurance Agency	164,138	173,488
Other Agency Income	76,081	26,910
Trust Income	105,000	139,850
Other	212,328	193,085
Total Non-Interest Income	1,060,603	1,049,370

General And Administrative Expenses:
Salaries And Employee Benefits	2,831,272	2,627,272
Occupancy	493,366	445,602
Advertising	106,856	87,148
Depreciation And Maintenance Of Equipment	414,910	337,091
FDIC Insurance Premiums	191,535	14,870
Amortization of Intangibles	22,500	22,500
Mandatorily Redeemable Financial Instrument Valuation Expense	60,000	-
Other	954,950	846,518
Total General And Administrative Expenses	5,075,389	4,381,001

Income Before Income Taxes	1,172,840	1,678,055
Provision For Income Taxes	388,002	550,479
Net Income	$784,838	$1,127,576

Basic Net Income Per Common Share	$0.31	$0.43
Diluted Net Income Per Common Share	$0.31	$0.43
Cash Dividend Per Share On Common Stock	$0.08	$0.07
Basic Weighted Average Shares Outstanding	2,524,758	2,602,072
Diluted Weighted Average Shares Outstanding	2,539,756	2,610,567

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Six Months Ended September 30,
	2008	2007
Interest Income:
Loans	$17,483,246	$18,208,165
Mortgage-Backed Securities	5,016,481	3,099,406
Investment Securities	1,666,729	3,217,496
Other	9,077	27,902
Total Interest Income	24,175,533	24,552,969

Interest Expense:
NOW And Money Market Accounts	1,890,787	3,327,726
Passbook Accounts	63,562	82,949
Certificate Accounts	7,232,635	6,870,088
Advances And Other Borrowed Money	4,252,158	3,951,698
Junior Subordinated Debentures	148,971	183,077
Total Interest Expense	13,588,113	14,415,538

Net Interest Income	10,587,420	10,137,431
Provision For Loan Losses	500,000	300,000
Net Interest Income After Provision For Loan Losses	10,087,420	9,837,431
Non-Interest Income:
Gain On Sale Of Investments	126,440	-
Gain On Sale Of Loans	227,718	281,571
Service Fees On Deposit Accounts	557,393	650,745
Income From Cash Value Of Life Insurance	178,492	149,201
Commissions From Insurance Agency	333,130	319,161
Other Agency Income	123,018	56,168
Trust Income	210,000	238,625
Other	425,619	414,497
Total Non-Interest Income	2,181,810	2,109,968

General And Administrative Expenses:
Salaries And Employee Benefits	5,615,507	5,197,551
Occupancy	990,686	868,113
Advertising	247,677	189,421
Depreciation And Maintenance Of Equipment	841,834	656,616
FDIC Insurance Premiums	347,345	30,197
Amortization of Intangibles	45,000	45,000
Mandatorily Redeemable Financial Instrument Valuation Expense	60,000	-
Other	1,749,330	1,645,548
Total General And Administrative Expenses	9,897,379	8,632,446

Income Before Income Taxes	2,371,851	3,314,953
Provision For Income Taxes	785,108	1,091,346
Net Income	$1,586,743	$2,223,607

Basic Net Income Per Common Share	$0.63	$0.85
Diluted Net Income Per Common Share	$0.62	$0.85
Cash Dividend Per Share On Common Stock	$0.16	$0.14
Basic Weighted Average Shares Outstanding	2,528,122	2,609,576
Diluted Weighted Average Shares Outstanding	2,539,135	2,616,718

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) (Unaudited)

	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance At March 31, 2007	$25,814	$4,850,029	$(651,220)	$(747,316)	$39,215,901	$42,693,208
Net Income	-	-	-	-	2,223,607	2,223,607
Other Comprehensive Income, Net Of Tax:
Unrealized Holding Gains On Securities Available For Sale	-	-	-	334,013	-	334,013
Comprehensive Income	-	-	-	-	-	2,557,620
Purchase Of Treasury Stock At Cost, 22,199 shares	-	-	(543,323)	-	-	(543,323)
Employee Stock Purchase Plan Purchases	24	48,094	-	-	-	48,118
Exercise Of Stock Options	63	104,958	-	-	-	105,021
Stock Compensation Expense	-	5,995	-	-	-	5,995
Cash Dividends	-	-	-	-	(364,796)	(364,796)
Balance At September 30, 2007	$25,901	$5,009,076	$(1,194,543)	$(413,303)	$41,074,712	$44,501,843

	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance At March 31, 2008	$25,925	$5,072,086	$(2,769,446)	$2,395,537	$42,772,311	$47,496,413
Net Income	-	-	-	-	1,586,743	1,586,743
Other Comprehensive Income, Net Of Tax:
Unrealized Holding Losses On Securities Available For Sale, Net Of Taxes	-	-	-	(2,614,818)	-	(2,614,818)
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes	-	-	-	(78,393)	-	(78,393)
Comprehensive Loss	-	-	-	-	-	(1,106,468)
Purchase Of Treasury Stock At Cost, 13,050 shares	-	-	(277,326)	-	-	(277,326)
Employee Stock Purchase Plan Purchases	26	49,948	-	-	-	49,974
Exercise Of Stock Options	60	99,960	-	-	-	100,020
Stock Compensation Expense	-	16,129	-	-	-	16,129
Cash Dividends	-	-	-	-	(404,447)	(404,447)
Balance At September 30, 2008	$26,011	$5,238,123	$(3,046,772)	$(297,674)	$43,954,607	$45,874,295

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net Income	$1,586,743	$2,223,607
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	742,265	520,001
Amortization Of Intangible Assets	45,000	45,000
Stock Option Compensation Expense	16,129	5,995
Discount Accretion And Premium Amortization	192,595	112,308
Provisions For Losses On Loans And Real Estate	500,000	300,000
Mandatorily Redeemable Financial Instrument Valuation Expense	60,000
Loss On Sale Of Mortgage-Backed Securities Available For Sale	22,204	-
Gain On Sale Of Investment Securities Available For Sale	(148,644)	-
Gain On Sale Of Loans	(227,718)	(281,571)
Gain On Sale Of Real Estate	(13,694)	(23,404)
Amortization Of Deferred Fees On Loans	(49,285)	(54,515)
Proceeds From Sale Of Loans Held For Sale	17,669,670	17,446,108
Origination Of Loans For Sale	(16,714,920)	(16,983,431)
(Increase) Decrease In Accrued Interest Receivable:
Loans	122,504	(423,578)
Mortgage-Backed Securities	(71,713)	(21,452)
Investments	266,526	(260,535)
Increase In Advance Payments By Borrowers	178,466	421,994
Other, Net	(805,278)	532,044
Net Cash Provided By Operating Activities	3,325,850	3,558,571

Cash Flows From Investing Activities:
Principal Repayments On Mortgage-Backed Securities Available For Sale	23,333,383	18,400,859
Purchase Of Investment Securities Available For Sale	(8,184,620)	(22,552,547)
Purchase Of Mortgage-Backed Securities Available For Sale	(48,075,466)	(17,778,773)
Maturities Of Investment Securities Available For Sale	10,442,949	7,682,194
Maturities Of Investment Securities Held To Maturity	9,000,000	10,000,000
Proceeds From Sale Of Mortgage-Backed Securities Available For Sale	2,993,520	-
Proceeds From Sale Of Investment Securities Available For Sale	7,135,335	-
Purchase Of FHLB Stock	(5,800,200)	(5,496,400)
Redemption Of FHLB Stock	3,361,600	4,358,300
Increase In Loans To Customers	(62,580,669)	(52,144,992)
Proceeds From Sale Of Repossessed Assets	346,000	137,279
Purchase And Improvement Of Premises And Equipment	(1,286,870)	(3,483,550)
Purchase Of Bank Owned Life Insurance	(1,150,492)	(2,349,201)
Net Cash Used By Investing Activities	(70,465,530)	(63,226,831)

Cash Flows From Financing Activities:
Increase In Deposit Accounts	14,313,384	31,861,129
Proceeds From FHLB Advances	173,800,000	203,400,000
Repayment Of FHLB Advances	(121,407,748)	(177,307,594)
Net Proceeds Of Other Borrowings	805,119	846,525
Dividends To Shareholders	(404,447)	(364,796)
Purchase Of Treasury Stock	(277,326)	(543,323)
Proceeds From Employee Stock Purchases	49,974	48,118
Proceeds From Exercise of Stock Options	100,020	105,021
Net Cash Provided By Financing Activities	66,978,976	58,045,080

Security Federal Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended September 30,
	2008	2007

Net Decrease In Cash And Cash Equivalents	(160,704)	(1,623,180)
Cash And Cash Equivalents At Beginning Of Period	10,539,054	13,438,129
Cash And Cash Equivalents At End Of Period	$10,378,350	$11,814,949

Supplemental Disclosure Of Cash Flows Information:
Cash Paid During The Period For Interest	$13,886,219	$14,266,412
Cash Paid During The Period For Income Taxes	$1,232,822	$1,304,290
Additions To Repossessed Acquired Through Foreclosure	$222,450	$611,833
(Increase) Decrease In Unrealized Net Loss On Securities Available For Sale, Net Of Taxes	$(2,693,211)	$334,013

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in Security Federal Corporation’s 2008 Annual Report to Shareholders when reviewing interim financial statements.  The results of operations for the six-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year.  This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, changes in interest rates, the demand for loans, the regulatory environment, general economic conditions and inflation, and the securities markets.  Management cautions readers of this Form 10-Q not to place undue reliance on the forward-looking statements contained herein.

2.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Security Federal Corporation (the “Company”) and its wholly owned subsidiary, Security Federal Bank (the “Bank”) and the Bank’s wholly owned subsidiaries, Security Federal Insurance, Inc. (“SFINS”), Security Federal Investments, Inc. (“SFINV”), Security Federal Trust Inc. (“SFT”), and Security Financial Services Corporation (“SFSC”).  Security Federal Corporation has a wholly owned subsidiary, Security Federal Statutory Trust (the “Trust”), which issued and sold fixed and floating rate capital securities of the Trust.  However, under current accounting guidance, the Trust is not consolidated in the Company’s financial statements.  The Bank is primarily engaged in the business of accepting savings and demand deposits and originating mortgage loans and other loans to individuals and small businesses for various personal and commercial purposes.  SFINS, SFINV, and SFT were formed during fiscal 2002 and began operating during the December 2001 quarter.  SFINS is an insurance agency offering auto, business, health, and home insurance.  SFINS has a wholly owned subsidiary, Collier Jennings Financial Corporation which has as subsidiaries Collier Jennings Inc., The Auto Insurance Store Inc., and Security Federal Premium Pay Plans Inc (the “Collier-Jennings Companies”). SFINV engages primarily in investment brokerage services.  SFT offers trust, financial planning and financial management services. SFSC is currently an inactive subsidiary.

3.     Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of the financial statements.  The Company’s significant accounting policies are described in the footnotes to the audited consolidated financial statements at March 31, 2008 included in it’s 2008 Annual Report to Stockholders, which was filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 2008.  Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities.  The Company considers these accounting policies to be critical accounting policies.  The judgments and assumptions the Company uses are based on historical experience and other factors, which the Company believes to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of the consolidated financial statements.  The Company provides for loan losses using the allowance method.  Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to the allowance for loan losses.  Additions to the allowance for loan losses are provided by charges to operations based on various factors, which, in management’s judgment, deserve current recognition in estimating possible losses.  Such factors considered by management include the fair value of the underlying collateral; stated guarantees by the borrow, if applicable, the borrower’s ability to repay from other economic resources, growth and composition of the loan portfolios, the relationship of the allowance for loan losses to the outstanding loans, loss experience, delinquency trends, and general economic conditions.  Management evaluates the carrying value of the loans periodically and the allowance is adjusted accordingly.

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

The Company values impaired loans at the loan’s fair value if it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement at the present value of expected cash flows, the market price of the loan, if available, or the value of the underlying collateral.  Expected cash flows are required to be discounted at the loan’s effective interest rate.  When the ultimate collectibility of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal.  When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to interest and then to principal.  Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income to the extent that any interest has been foregone.  Further cash receipts are recorded as recoveries of any amounts previously charged off.

4.	Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”  SFAS No. 128 specifies the computation, presentation and disclosure requirements for EPS for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market.

This standard specifies computation and presentation requirements for both basic EPS and, for entities with complex capital structures, diluted EPS.  Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted earnings per share by application of the treasury stock method. The reverse treasury stock method is used to determine the dilutive effect of the mandatorily redeemable shares outstanding issued in conjunction with the acquisition of the Collier-Jennings Companies

The following table provides a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	For the Quarter Ended
	September 30, 2008
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$784,838	2,524,758	$0.31
Effect of Diluted Securities:
Mandatorily Redeemable Shares	-	14,998	-
Stock Options	-	-	-
Diluted EPS	$784,838	2,539,756	$0.31

	For the Quarter Ended
	September 30, 2007
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$1,127,576	2,602,072	$0.43
Effect of Diluted Securities:
Stock Options	-	8,495	-
Diluted EPS	$1,127,576	2,610,567	$0.43

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

4.   Earnings Per Share, Continued

	For the Six Months Ended
	September 30, 2008
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$1,586,743	2,528,122	$0.63
Effect of Diluted Securities:
Mandatorily Redeemable Shares	-	11,013	(0.01)
Stock Options	-	-	-
Diluted EPS	$1,586,743	2,539,135	$0.62

	For the Six Months Ended
	September 30, 2007
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$2,223,607	2,609,576	$0.85
Effect of Diluted Securities:
Stock Options	-	7,142	-
Diluted EPS	$2,223,607	2,616,718	$0.85

5.	Stock-Based Compensation

Certain officers of the Company participate in an incentive and non-qualified stock option plan. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. The following is a summary of the activity under the Company’s incentive stock option plan for the three months and six months ended September 30, 2008:

	Three Months Ended September 30, 2008		Six Months Ended September 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, Beginning of Period/Year	113,600	$21.58	111,100	$21.55
Options granted	2,000	22.91	4,500	22.91
Options exercised	(6,000)	16.67	(6,000)	16.67
Options forfeited	(9,100)	20.32	(9,100)	20.32
Balance, September 30, 2008	100,500	$22.01	100,500	$22.01

Options Exercisable	60,000		60,000

Options Available For Grant	50,000		50,000

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

5.    Stock-Based Compensation, Continued

The following table summarizes the stock-based awards granted by the Company, the fair market value of each award granted as estimated on the date of grant using the Black-Scholes option-pricing model, and the weighted average assumptions used for such grants for the periods indicated:

	For Awards Granted During The Three Month Period Ended September 30,		For Awards Granted During The Six Month Period Ended September 30,
	2008	2007	2008	2007
Awards granted	2,000	3,000	4,500	3,000
Dividend Yield	1.79%	1.52%	1.76-1.79%	1.52%
Expected Volatility	17.62%	23.90%	17.62-18.10%	23.90%
Risk-free interest rate	3.88%	5.03%	3.69-3.88%	5.03%
Expected life	9.00	9.00	9.00	9.00

At September 30, 2008, the Company had the following options outstanding:

Grant Date	Outstanding Options	Option Price	Expiration Date

10/19/99	9,600	$16.67	09/30/05 to 09/30/09

09/01/03	2,400	$24.00	08/31/13

12/01/03	3,000	$23.65	11/30/13

01/01/04	5,500	$24.22	12/31/13

03/08/04	13,000	$21.43	03/08/14

06/07/04	2,000	$24.00	06/07/14

01/01/05	20,500	$20.55	12/31/14

01/01/06	4,000	$23.91	01/01/16

08/24/06	14,000	$23.03	08/24/16

05/24/07	2,000	$24.34	05/24/17

07/09/07	1,000	$24.61	07/09/17

10/01/07	2,000	$24.28	10/01/17

01/01/08	17,000	$23.49	01/01/18

05/19/08	2,500	$22.91	05/19/18

07/01/08	2,000	$22.91	07/01/18

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

6.    Fair Value Measurements

Effective April 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of September 30, 2008:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-For-Sale Investment And Mortgage- Backed Securities	$ -	$ 252,105,624	$ -
Mortgage Loans Held For Sale	-	1,568,689	-
Total	$ -	$ 253,674,313	$ -
Liabilities:
Mandatorily Redeemable Financial Instrument	$ -	$ 1,477,312	$ -
Total	$ -	$ 1,477,312	$ -

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

6.    Fair Value Measurements, Continued

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2008 was $9.8 million.

Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs that require disclosure as of September 30, 2008.

7.      Accounting and Reporting Changes

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after April 1, 2009. Early adoption is prohibited. Accordingly, the Company is required to record and disclose business combinations following existing accounting guidance until April 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on April 1, 2009.   Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting.  It is intended to enhance the current disclosure framework in SFAS No. 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 is effective for the Company on April 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”).  FSP 140-3 provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited.  Accordingly, this FSP is effective for the Company on April 1, 2009.  The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

In May, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The FASB has stated that it does not expect SFAS 162 will result in a change in current practice. The application of SFAS 162 will have no effect on the Company’s financial position, results of operations or cash flows.

The FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”). The Staff Position specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 provides guidance for initial and subsequent measurement as well as derecognition provisions.  The Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted.  The Company is currently analyzing the effect, if any, the adoption of this Staff Position will have on the Company’s financial position, results of operations or cash flows.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”).  The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted.  The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

FSP SFAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP SFAS 133-1 and FIN 45-4”) was issued September 2008, effective for reporting periods (annual or interim) ending after November 15, 2008.  FSP SFAS 133-1 and FIN 45-4 amends SFAS No. 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions.  Disclosures must be made for entire hybrid instruments that have embedded credit derivatives.

The staff position also amends FIN 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee.  If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

7.      Accounting and Reporting Changes, Continued

The staff position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption.  After initial adoption, comparative disclosures are required only for subsequent periods.

FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008.  The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting.  The press release includes guidance on the use of management’s internal assumptions and the use of “market” quotes.  It also reiterates the factors in SEC Staff Accounting Bulletin (“SAB”) Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 6) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active.  The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP is effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of September 30, 2008 and determined that it did not result in a change to its impairment estimation techniques.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

8.    Securities

Investment And Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

September 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$26,956,378	$73,710	$239,242	$26,790,846
Federal Farm Credit Securities	11,558,833	28,685	182,130	11,405,388
FNMA Bonds	2,000,000	-	44,060	1,955,940
Mortgage-Backed Securities	211,965,896	1,213,905	1,308,101	211,871,700
Equity Securities	102,938	-	21,188	81,750
Total	$252,584,045	$1,316,300	$1,794,721	$252,105,624
March 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$31,891,456	$625,583	$-	$32,517,039
Federal Farm Credit Securities	14,849,646	323,594	-	15,173,240
FNMA Bonds	2,997,470	7,840	-	3,005,310
Mortgage-Backed Securities	190,454,173	3,023,143	104,283	193,373,033
Equity Securities	102,938	-	13,688	89,250
Total	$240,295,683	$3,980,160	$117,971	$244,157,872

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

8.      Securities, Continued

FHLB securities, Federal Farm Credit securities, FNMA bonds, FHLMC bonds and FNMA and FHLMC mortgage- backed securities are issued by government-sponsored enterprises (“GSEs”). GSEs are not backed by the full faith and credit of the United States government. Included in the tables above in mortgage-backed securities are GNMA mortgage-backed securities, which are backed by the full faith and credit of the United States government. At September 30, 2008, the Bank held an amortized cost and fair value of $101.1 million in GNMA mortgage-backed securities included in mortgage-backed securities listed above.

Investment and Mortgage-Backed Securities, Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

September 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$10,000,000	$124,400	$-	$10,124,400
Federal Farm Credit Securities	1,000,000	8,130	-	1,008,130
Equity Securities	155,000	-	-	155,000
Total	$11,155,000	$132,530	$-	$11,287,530
March 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	17,999,618	$320,072	$-	$18,319,690
Federal Farm Credit Securities	2,000,000	31,560	-	2,031,560
Equity Securities	155,000	-	-	155,000
Total	$20,154,618	$$351,632	$-	$20,506,250

FHLB securities and Federal Farm Credit securities are issued by GSEs. These enterprises are not backed by the full faith and credit of the United States government.

9.      Loans Receivable, Net

Loans receivable, net, at September 30, 2008 and March 31, 2008 consisted of the following:

	September 30, 2008	March 31, 2008
Residential Real Estate	$134,309,185	$131,863,466
Consumer	67,424,761	66,832,377
Commercial Business & Real Estate	392,472,000	333,386,661
Loans Held For Sale	1,568,689	2,295,721
	595,774,635	534,378,225

Less:
Allowance For Possible Loan Loss	8,263,335	8,066,762
Loans In Process	8,067,762	8,064,728
Deferred Loan Fees	311,361	315,030
	16,642,458	16,446,520
	$579,132,177	$517,931,705

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement

Certain matters in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements relate to, among others, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company’s mission and vision.  These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties.  The Company’s actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide range of factors including, but not limited to, the general business environment, interest rates, the South Carolina real estate market, the demand for loans, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other risks detailed in the Company’s reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  Forward-looking statements are effective only as of the date that they are made and the Company assumes no obligation to update this information.

Comparison Of Financial Condition At September 30, 2008 and March 31, 2008

General – Total assets increased $65.4 million or 7.8% to $905.5 million at September 30, 2008 from $840.0 million at March 31, 2008.  The primary reason for the growth in total assets was a $61.2 million or 11.8% increase in net loans receivable to $579.1 million.  For the six months ended September 30, 2008, the demand for loans was funded with decreased cash and cash equivalents of $161,000 or 1.5%, decreased investments and mortgage-backed securities, held to maturity of $9.0 million or 44.7%, increased deposits of $14.3 million or 2.4%, increased advances from the Federal Home Loan Bank (“FHLB”) of $52.4 million or 29.4% and an increase in other borrowed money of $805,000 or 6.3%.

Assets – The increases and decreases in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	September 30, 2008	March 31, 2008	Amount	Percent
Cash And Cash Equivalents	$10,378,350	$10,539,054	$(160,704)	(1.5)%
Investment And Mortgage- Backed Securities – Available For Sale	252,105,624	244,157,872	7,947,752	3.3
Investment And Mortgage- Backed Securities – Held To Maturity	11,155,000	20,154,618	(8,999,618)	(44.7)
Loan Receivable, Net	579,132,177	517,931,705	61,200,472	11.8
Premises And Equipment, Net	22,088,985	21,544,380	544,605	2.5
FHLB Stock, At Cost	11,935,700	9,497,100	2,438,600	25.7
Bank Owned Life Insurance	9,461,305	8,310,813	1,150,492	13.8
Repossessed Assets Acquired in Settlement of Loans	657,240	767,096	(109,856)	(14.3)
Other Assets	3,730,848	1,947,403	1,783,445	91.6

Cash and cash equivalents decreased $161,000 to $10.4 million at September 30, 2008 from $10.5 million at March 31, 2008.  The reason for the decrease is the Company used cash and cash equivalents to fund loans.

Investments and mortgage-backed securities available for sale increased $7.9 million or 3.3% to $252.1 million at September 30, 2008 from $244.2 million at March 31, 2008.  The increase in investments and mortgage-backed securities available for sale is attributable to additional purchases of mortgage-backed securities and investments. This is offset partially by decreases in the market value of these securities, paydowns on mortgage-backed securities and calls and maturities on mortgage-backed securities and investments. Investments and mortgage-backed securities held to maturity decreased $9.0 million to $11.2 million at September 30, 2008 compared to $20.2 million at March 31, 2008. This is a result of maturities on investments.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Loans receivable, net increased $61.2 million or 11.8% to $579.1 million at September 30, 2008 from $517.9 million at March 31, 2008.  Residential real estate loans increased $2.4 million to $134.3 million at September 30, 2008 from $131.9 million at March 31, 2008.  Consumer loans decreased $592,000 to $67.4 million at September 30, 2008 from $66.8 million at March 31, 2008. Commercial business and real estate loans increased $59.1 million to $392.5 million at September 30, 2008 from $333.4 million at March 31, 2008.  The increase in commercial loans was attributable to the Company’s recent expansion into the new market areas of Richland County, South Carolina and Columbia County, Georgia. In connection with its expansion into these areas, the Company hired additional loan originators.  Loans held for sale decreased $727,000 or 31.7% to $1.6 million at September 30, 2008 from $2.3 million at March 31, 2008.

Premises and equipment, net increased $545,000 or 2.5% to $22.1 million at September 30, 2008 from $21.5 million at March 31, 2008.  The majority of the increase was for the relocation of the Company’s Clearwater branch office and for renovations to the Operations Center in Aiken, South Carolina.

FHLB stock, at cost increased $2.4 million or 25.7% to $11.9 million at September 30, 2008 from $9.5 million at March 31, 2008.  The increase is attributable to a FHLB requirement that the Bank maintain stock equal to 0.20% of total assets at December 31, 2007 plus a transaction component, which equals 4.5% of outstanding advances (borrowings) from the FHLB of Atlanta.

Bank Owned Life Insurance increased $1.2 million or 13.8% to $9.5 million at September 30, 2008 from $8.3 million at March 31, 2008.  The Company purchased $972,000 in additional life insurance during the six months ended September 30, 2008 to provide key man life insurance for additional officers and the cash surrender value continued to increase.

Repossessed Assets Acquired in Settlement of Loans decreased $110,000 or 14.3% to $657,000 at September 30, 2008 from $767,000 at March 31, 2008.  The Company sold two properties and foreclosed on four additional properties during the period. At September 30, 2008 the balance in repossessed assets consisted of nine properties: two lots within one subdivision of Aiken, South Carolina; one lot within a subdivision of Columbia, South Carolina; a commercial building located in Augusta, Georgia; and five single-family residences located in Langley and North Augusta, South Carolina and Augusta, Georgia.

Other assets increased $1.8 million or 91.6% to $3.7 million at September 30, 2008 from $1.9 million at March 31, 2008. The majority of this increase is the result of an increase in the deferred tax asset attributable to a decrease in the market value of available for sale securities.

Liabilities

Deposit Accounts
					Balance
	September 30, 2008		March 31, 2008		Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Amount	Percent
Demand Accounts:
Checking	$97,575,051	0.46%	$100,585,610	0.47%	$(3,010,559)	(3.0)%
Money Market	141,649,832	3.18	143,225,218	2.84	(1,575,386)	(1.1)
Regular Savings	15,947,644	0.73	15,966,557	0.97	(18,913)	(0.1)
Total	255,172,527	1.99	259,777,385	1.87	(4,604,858)	(1.8)

Certificate Accounts
0.00 – 1.99%	1,037,847		-		1,037,847	100.0
2.00 – 2.99%	41,830,427		14,047,109		27,783,318	197.8
3.00 – 3.99%	88,843,982		59,526,823		29,317,159	49.3
4.00 – 4.99%	163,340,645		68,149,323		95,191,322	139.7
5.00 – 5.99%	54,938,164		189,349,568		(134,411,404)	(71.0)
Total	349,991,065	4.08	331,072,823	4.75	18,918,242	5.7
Total Deposits	$605,163,592	3.20%	$590,850,208	3.46%	$14,313,384	2.4%

Included in the certificate accounts above at September 30, 2008 were $5.0 million in brokered deposits with an interest rate of 3%. These deposits have a term of seven months and mature on March 15, 2009. There were no brokered deposits at March 31, 2008.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Advances From FHLB – FHLB advances are summarized by year of maturity and weighted average interest rate in the table below:

					Balance
	September 30, 2008		March 31, 2008		Increase
Fiscal Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2009	$92,700,000	2.69%	$42,300,000	3.28%	$50,400,000	119.1%
2010	10,000,000	4.88	10,000,000	4.88	-	-
2011	15,000,000	4.87	15,000,000	4.87	-	-
2012	24,700,000	4.56	24,700,000	4.56	-	-
2013	10,000,000	4.76	10,000,000	4.76	-	-
Thereafter	78,226,259	4.18	76,234,007	4.25	1,992,252	2.6
Total Advances	$230,626,259	3.72%	$178,234,007	4.18%	$52,392,252	29.4%

These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank’s portfolio of residential first mortgage loans and investment securities with approximate amortized cost and fair value of $158.1 million and $160.4 million, respectively, at September 30, 2008.  Advances are subject to prepayment penalties.

The following table shows callable FHLB advances as of the dates indicated.  These advances are also included in the above table.  All callable advances are callable at the option of the FHLB.  If an advance is called, the Bank has the option to payoff the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

As of September 30, 2008
Borrow Date	Maturity Date	Amount		Int. Rate	Type	Call Dates

02/20/04	02/20/14	$5,000,000		3.225%	1 Time Call	02/20/09
06/24/05	06/24/15	5,000,000	3	3.710%	1 Time Call	06/24/10
11/10/05	11/10/15	5,000,000		4.400%	1 Time Call	11/10/09
11/23/05	11/23/15	5,000,000		3.933%	Multi-Call	05/25/08 and quarterly thereafter
11/29/05	11/29/13	5,000,000		4.320%	1 Time Call	05/29/09
12/14/05	12/14/11	5,000,000		4.640%	1 Time Call	09/14/09
01/12/06	01/12/16	5,000,000		4.450%	1 Time Call	01/12/11
03/01/06	03/03/14	5,000,000		4.720%	1 Time Call	03/03/10
06/02/06	06/02/16	5,000,000		5.160%	1 Time Call	06/02/11
07/11/06	07/11/16	5,000,000		4.800%	Multi-Call	07/11/08 and quarterly thereafter
10/25/06	10/25/11	5,000,000		4.830%	1 Time Call	10/27/08
11/29/06	11/29/16	5,000,000		4.025%	Multi-Call	05/29/08 and quarterly thereafter
01/19/07	07/21/14	5,000,000		4.885%	1 Time Call	07/21/11
03/09/07	03/09/12	4,700,000		4.286%	Multi-Call	06/09/08 and quarterly thereafter
05/24/07	05/24/17	7,900,000		4.375%	Multi-Call	05/27/08 and quarterly thereafter
06/29/07	06/29/12	5,000,000		4.945%	1 Time Call	06/29/09
07/25/07	07/25/17	5,000,000		4.396%	Multi-Call	07/25/08 and quarterly thereafter
11/16/07	11/16/11	5,000,000		3.745%	Multi-Call	11/17/08 and quarterly thereafter
08/28/08	08/28/13	5,000,000		3.113%	Multi-Call	08/30/10 and quarterly thereafter
08/28/08	08/28/18	5,000,000		3.385%	1 Time Call	08/28/11

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

As of March 31, 2008
Borrow Date		Maturity Date	Amount		Int. Rate	Type	Call Dates

02/20/04		02/20/14	$5,000,000		3.225%	1 Time Call	02/20/09
04/16/04		04/16/14	3,000,000		3.330%	1 Time Call	04/16/08
06/24/05		06/24/15	5,000,000	3	3.710%	1 Time Call	06/24/10
07/22/05	0	07/22/15	5,000,000		3.790%	1 Time Call	07/22/08
11/10/05		11/10/15	5,000,000		4.400%	1 Time Call	11/10/09
11/23/05		11/23/15	5,000,000		3.933%	Multi-Call	05/25/08 and quarterly thereafter
11/29/05		11/29/13	5,000,000		4.320%	1 Time Call	05/29/09
12/14/05		12/14/11	5,000,000		4.640%	1 Time Call	09/14/09
01/12/06		01/12/16	5,000,000		4.450%	1 Time Call	01/12/11
03/01/06		03/03/14	5,000,000		4.720%	1 Time Call	03/03/10
06/02/06		06/02/16	5,000,000		5.160%	1 Time Call	06/02/11
07/11/06		07/11/16	5,000,000		4.800%	Multi-Call	07/11/08 and quarterly thereafter
10/25/06		10/25/11	5,000,000		4.830%	1 Time Call	10/27/08
11/29/06		11/29/16	5,000,000		4.025%	Multi-Call	05/29/08 and quarterly thereafter
01/19/07		07/21/14	5,000,000		4.885%	1 Time Call	07/21/11
03/09/07		03/09/12	4,700,000		4.286%	Multi-Call	06/09/08 and quarterly thereafter
05/24/07		05/24/17	7,900,000		4.375%	Multi-Call	05/27/08 and quarterly thereafter
06/29/07		06/29/12	5,000,000		4.945%	1 Time Call	06/29/09
07/25/07		07/25/17	5,000,000		4.396%	Multi-Call	07/25/08 and quarterly thereafter
11/16/07		11/16/11	5,000,000		3.745%	Multi-Call	11/17/08 and quarterly thereafter

Other Borrowed Money –The Bank had $13.6 million and $12.8 million in other borrowings (non-FHLB advances) at September 30, 2008 and March 31, 2008, respectively.  These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts and the current balance on a revolving line of credit with another financial institution.

At September 30, 2008 and March 31, 2008, short-term repurchase agreements were $10.3 million and $9.8 million, respectively. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At September 30, 2008 and March 31, 2008, the interest rate paid on the repurchase agreements was 3.11% and 3.01%, respectively.  The Bank had pledged as collateral for these repurchase agreements investment securities with amortized costs and fair values of $25.1 million and $25.2 million, respectively at September 30, 2008.

In December 2007, the Company entered into a line of credit in the amount of $10.0 million with another financial institution. At September 30, 2008 and March 31, 2008, the balance on the line of credit was $3.3 million and $3.0 million, respectively.  The unsecured line of credit has an interest rate equal to one month LIBOR plus 2.0% and matures on December 1, 2008.

Mandatorily Redeemable Financial Instrument – On June 30, 2006, the Company recorded a $1.4 million mandatorily redeemable financial instrument as a result of the acquisition of the Collier-Jennings Companies.  The shareholder of the Collier-Jennings Companies received cash and was issued stock in the Company to settle the acquisition.  The Company will release the shares to the shareholder of the Collier-Jennings Companies over a three-year period.  The stock is mandatorily redeemable by the shareholder of the Collier-Jennings Companies in cumulative increments of 20% per year for a five-year period at the greater of $26 per share or one and one-half times the book value of the Company’s stock. At September 30, 2008, the shareholder had not elected to redeem any of the shares.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Junior Subordinated Debentures – On September 21, 2006, Security Federal Statutory Trust (the “Trust”), wholly-owned subsidiary of the Company, issued and sold fixed and floating rate capital securities of the trust (the “Capital Securities”), which are reported on the consolidated balance sheet as junior subordinated debentures, generating proceeds of $5.0 million. The Trust loaned these proceeds to the Company to use for general corporate purposes, primarily to provide capital to the Bank.

The Capital Securities in the transaction accrue and pay distributions annually at a rate per annum equal to a blended rate of 5.70% at September 30, 2008.  One-half of the offering has a fixed rate of 6.88% and the remaining half has a floating rate of three-month LIBOR plus 170 basis points, which was 4.52% at September 30, 2008. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of December 15, 2036. The Company has no current intention to exercise its right to defer payments of interest on the Capital Securities.

The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, and or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part, on or after September 15, 2011. The Company may also redeem the capital securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium

Equity – Shareholders’ equity decreased $1.6 million or 3.4% to $45.9 million at September 30, 2008 from $47.5 million at March 31, 2008.  Accumulated Other Comprehensive Income (Loss), net of tax, decreased $2.7 million to a loss of $298,000 during the six months ended September 30, 2008.  The Company’s net income for the six months ended September 30, 2008 was $1.6 million.  The Board of Directors of the Company declared the 70th and 71st consecutive quarterly dividend, which was $.08 per share, in April and August 2008, which totaled $404,000.  Book value per share was $18.15 at September 30, 2008 compared to $18.76 at March 31, 2008.

Non-performing Assets.  The following table sets forth detailed information concerning our non-performing assets for the periods indicated:

	At September 30, 2008		At March 31, 2008		$ Increase	% Increase
	Amount	Percent (1)	Amount	Percent (1)	(Decrease)	(Decrease)
Loans 90 days or more past due or non-accrual loans:
1-4 family real estate	$1,100,144	0.2%	$609,336	0.1%	$490,808	80.5%
Real estate construction	1,561,532	0.3	−	0.0	1,561,532	100.0
Consumer	611,106	0.1	415,796	0.1	195,310	47.0
Commercial business & real estate	5,503,299	0.9	4,994,249	0.9	509,050	10.2
Total non-performing loans	8,776,081	1.5	6,019,381	1.1	2,746,700	45.8

Other non-performing assets
Repossessed assets	10,000	0.0	6,000	0.0	4,000	66.7
Real estate owned	647,240	0.1	761,096	0.1	(113,856)	(15.0)
Total other non-performing assets	657,240	0.1	767,096	0.1	(109,856)	(14.3)

Total non-performing assets	$9,433,321	1.6%	$6,786,477	1.3%	$2,646,844	39.0%

Total non-performing assets as a percentage of total assets	1.0%		0.8%

(1) Percent of gross loans receivable, net of deferred fees and loans in process and loans held for sale

The Company’s non-performing assets have increased to $9.4 million at September 30, 2008 from $6.8 at March 31, 2008.  The increase was primarily the result of cash flow problems experienced by three local residential builders and one commercial customer during the second and third calendar quarters of 2008, resulting in their inability to meet the debt service requirements of the loans.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company classified $1.6 million in real estate construction loans associated with three builders as non-performing. Of this amount, $182,000 relates to a developed one- to four-family residential lot in North Augusta, South Carolina and $1.4 million relates to three one- to four-family residential houses in varying stages of completion (i.e., developed lots to completed homes) located in North Augusta and Lexington, South Carolina and Evans, Georgia. In addition, the Company classified a $1.0 million commercial line of credit used to purchase investment property located in a historic area in Aiken, South Carolina when the borrower experienced difficulty selling the property as intended.

The cumulative interest not accrued during the quarter relating to all non-performing loans totaled $154,000, while the total for the six months ended September 30, 2008 was $253,000. Subsequent to September 30, 2008, the Company recovered the entire amount of principal and interest associated with the commercial line of credit mentioned above. We intend to work with our builders and other borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

Recent Developments

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced the Capital Purchase Program under the EESA, pursuant to which the Treasury intends to make senior preferred stock investments in participating financial institutions that will qualify as Tier I capital. Based on our risk-weighted assets as of June 30, 2008, we may be eligible to issue up to $22.5 million in new senior preferred stock under the program. We are evaluating whether to participate in the Capital Purchase Program. Regardless of our participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Net Income - Net income decreased $343,000 or 30.4% to $785,000 for the three months ended September 30, 2008 compared to $1.1 million for the three months ended September 30, 2007.  The decrease in net income is primarily the result of a decrease in net interest margin, the Company’s decision to increase the provision for loan losses as a result of the weakening economy, increases in its nonperforming loans and an increase in general and administrative expenses attributable to costs associated with the Company’s recent expansion into two new market areas. These factors were offset slightly by an increase in non-interest income.

Net Interest Income - Net interest income increased $303,000 or 5.9% to $5.5 million during the three months ended September 30, 2008, compared to $5.2 million for the same period in 2007, as a result of a decrease in interest expense offset in part by a decrease in interest income.  Average interest earning assets increased $101.1 million to $841.5 million while average interest-bearing liabilities increased $107.0 million to $800.4 million.  The interest rate spread decreased eight basis points to 2.43% during the three months ended September 30, 2008 compared to 2.51% for the same period in 2007.

The precipitous decline in interest rates in recent quarters continued to negatively impact the Bank’s interest rate margin during the quarter ended September 30, 2008. This significant decrease in addition to the Bank’s efforts to maintain competitive deposit rates within its primary market area resulted in a 19 basis point decrease in net interest margin to 2.60% for the quarter ended September 30, 2008 compared to 2.79% for the comparable period in the previous year.

Interest Income - Total interest income decreased $302,000 or 2.4% to $12.3 million during the three months ended September 30, 2008 from $12.6 million for the same period in 2007.  Total interest income on loans decreased $475,000 or 5.0% to $8.9 million during the three months ended September 30, 2008 as a result of the yield in the loan portfolio decreasing 148 basis points offset by the average loan portfolio balance increasing $80.5 million.  Interest income from mortgage-backed securities increased $1.1 million or 68.3% as a result of an increase in the average balance of the portfolio of $82.2 million and the yield in the portfolio increasing 19 basis points.  Interest income from investment securities decreased $886,000 or 53.3% as a result of a decrease in the yield and average balance of the investment securities portfolio.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008		2007
	Average Balance	Yield	Average Balance	Yield	Increase (Decrease) In Interest And Dividend Income From 2007
Loans Receivable, Net	$556,454,581	6.43%	$475,966,703	7.91%	$(475,075)
Mortgage-Backed Securities	215,390,697	4.87	133,221,287	4.68	1,063,402
Investments	68,201,340	4.56	130,132,175	5.11	(886,148)
Overnight Time	1,443,202	1.08	1,058,156	3.14	(4,406)
Total Interest-Earning Assets	$841,489,820	5.87%	$740,378,321	6.83%	$(302,227)

Interest Expense - Total interest expense decreased $605,000 or 8.1% to $6.9 million during the three months ended September 30, 2008 compared to $7.5 million for the same period one-year earlier.  The decrease in total interest expense is attributable to decreases in interest rates paid offset slightly by an increase in the average balances of interest-bearing liabilities.  Interest expense on deposits decreased $775,000 or 14.5% during the period. The decrease was attributable to a 90 basis point decrease in the cost of deposits offset by an increase in average interest bearing deposits of $45.3 million when compared to the average balance in the three months ended September 30, 2007.  Interest expense on advances and other borrowings increased $187,000 or 9.1% as the cost of debt outstanding decreased 84 basis points during the 2008 quarter ended September 30, 2008 compared to the same quarter in 2007.  Average total borrowings outstanding increased $61.7 million during the same period.  Interest expense on junior subordinated debentures was $75,000 for the three months ended September 30, 2008 compared to $92,000 for the same period one year ago.  The average balance of junior subordinated debentures remained the same during both periods.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008		2007
	Average Balance	Yield	Average Balance	Yield	Increase (Decrease) In Interest Expense From 2007
Now And Money Market Accounts	$199,983,451	1.93%	$205,810,833	3.25%	$(706,191)
Passbook Accounts	16,248,617	0.74	16,655,588	0.99	(11,075)
Certificates Accounts	336,056,478	4.25	284,506,447	5.10	(57,530)
FHLB Advances And Other Borrowed Money	242,974,148	3.69	181,321,298	4.53	187,029
Junior Subordinated Debentures	5,155,000	5.81	5,155,000	7.16	(17,400)
Total Interest-Bearing Liabilities	$800,417,694	3.44%	$693,449,166	4.32%	$(605,167)

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Provision for Loan Losses - The amount of the provision is determined by management’s on-going monthly analysis of the loan portfolio.  Management uses multiple methods to measure the estimate of the adequacy of the allowance for loan losses.  These methods incorporate percentage of classified loans, five-year averages of historical loan losses in each loan category and current economic trends, and the assignment of percentage targets of reserves in each loan category.  The Company considers subjective factors such as changes in local and national economic conditions, industry trends, the composition and volume of the loan portfolio, credit concentrations, lending policies, and the experience and ability of the staff and Board of Directors.

Problems associated with deteriorating asset quality, the sub prime lending and credit crisis, and the overall volatility in the financial markets continued to plague the industry during the quarter. Although the Company did not participate in sub prime lending, it was indirectly impacted by these events and the general condition of the national and local economies.  The Bank’s provision for loan losses was $275,000 and $150,000 during the three months ended September 30, 2008 and 2007, respectively. The $125,000 increase reflects the Company’s concern for deteriorating economic conditions in the local economy coupled with an increase in non-performing assets within its loan portfolio.

The following table details selected activity associated with the allowance for loan losses for the three months ended September 30, 2008 and 2007:

	September 30, 2008	September 30, 2007
Beginning Balance	$8,246,496	$7,430,692
Provision	275,000	150,000
Charge-offs	(261,404)	(39,290)
Recoveries	3,243	22,809
Ending Balance	$8,263,335	$7,564,211

Allowance For Loan Losses As A Percentage Of Gross Loans Receivable And Loans Held For Sale At The End Of The Period	1.41%	1.52%
Allowance For Loan Losses As A Percentage Of Impaired Loans At The End Of The Period	84.41%	780.91%
Impaired Loans	9,790,084	968,641
Nonaccrual Loans And 90 Days Or More Past Due Loans As A Percentage Of Loans Receivable And Loans Held For Sale At The End Of The Period	1.55%	0.40%
Loans Receivable, Net	$579,132,177	$487,144,939

Non-performing assets, which consisted of 55 non-accrual loans and nine repossessed properties, increased $3.0 million to $9.8 million at September 30, 2008 from $6.8 million at March 31, 2008. Despite this increase, non-performing assets comprised less than 2% of gross loans at September 30, 2008 and March 31, 2008, respectively. The Bank also maintained relatively low and stable trends related to net charge-offs. Annualized net charge-offs as a percent of gross loans were 0.18% for the three months ended September 30, 2008 compared to 0.02% for the year ended March 31, 2008 and 0.01% for the six months ended September 30, 2007. Management of the Bank continues to be concerned about current market conditions and closely monitors the loan portfolio on an ongoing basis to proactively identify any potential issues.

Security Federal Corporation and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Non-Interest Income - Non-interest income increased $11,000 or 1.1% to $1.1 million for the three months ended September 30, 2008 from $1.0 million for the same period one year ago.  The following table provides a detailed analysis of the changes in the components of non-interest income:

	Three Months Ended September 30,		Increase (Decrease)
	2008	2007	Amounts	Percent
Gain On Sale Of Investments	$25,035	$-	$25,035	100.0%
Gain On Sale Of Loans	109,035	105,450	3,585	3.4
Service Fees On Deposit Accounts	276,240	323,423	(47,183)	(14.6)
Income From Cash Value Of Life Insurance	92,746	87,164	5,582	6.4
Commissions From Insurance Agency	164,138	173,488	(9,350)	(5.4)
Other Agency Income	76,081	26,910	49,171	182.7
Trust Income	105,000	139,850	(34,850)	(24.9)
Other	212,328	193,085	19,243	10.0
Total Non-Interest Income	$1,060,603	$1,049,370	$11,233	1.1%

Gain on sale of investments was $25,035 during the three months ended September 30, 2008 compared to no gain in the same period one year earlier. The gain resulted from the sale of four investments during the period. No securities were sold during the same quarter of the previous year. Gain on sale of loans increased $4,000 to $109,000 during the three months ended September 30, 2008 when compared to the same period one year ago. Service fees on deposit accounts decreased $47,000 to $276,000 for the quarter ended September 30, 2008 compared to the same quarter in 2007. Income from cash value of life insurance was $93,000 for the three months ended September 30, 2008 compared to $87,000 during the same period one year ago.  This $5,600 increase is the result of additional purchases of life insurance and an increase in the cash surrender value of the current policies.

Commissions from insurance and other agency income increased $40,000 to $240,000 during the three months ended September 30, 2008 when compared to the same period one year ago as a result of the growth and expansion of the Bank’s insurance subsidiary. Trust income decreased $35,000 to $105,000 during the three months ended September 30, 2008 compared to $140,000 for the same period in the prior year as a result of a decrease in market values of the underlying trust accounts. The Bank earns trust fees as a percentage of the market value of each trust account. The market value of these accounts decreased approximately $2.7 million for the quarter ended September 30, 2008 when compared to the same quarter in the prior year as a result of a general decline in economic conditions in the market place. Other miscellaneous income including credit life insurance commissions, safe deposit rental income, annuity and stock brokerage commissions, trust fees, and other miscellaneous fees, increased $19,000 to $212,000 during the three months ended September 30, 2008 compared to the same period one year ago.

General and Administrative Expenses – General and administrative expenses  increased $694,000 or 15.8% to $5.1 million for the three months ended September 30, 2008 from $4.4 million for the same period one year ago.  The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

	Three Months Ended September 30,		Increase
	2008	2007	Amounts	Percent
Salaries And Employee Benefits	$2,831,272	$2,627,272	$204,000	7.8%
Occupancy	493,366	445,602	47,764	10.7
Advertising	106,856	87,148	19,708	22.6
Depreciation And Maintenance Of Equipment	414,910	337,091	77,819	23.1
FDIC Insurance Premiums	191,535	14,870	176,665	1,188.1
Amortization of Intangibles	22,500	22,500	-	-
Mandatorily Redeemable Financial Instrument Valuation Expense	60,000	-	60,000	100.0
Other	954,950	846,518	108,432	12.8
Total General And Administrative Expenses	$5,075,389	$4,381,001	$694,388	15.8%

Security Federal Corporation and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Salary and employee benefits increased $204,000 to $2.8 million for the three months ended September 30, 2008 from $2.6 million for the same period one year ago. Occupancy increased 10.7% to $493,000 for the three months ended September 30, 2008 from $446,000 for the same period one year ago. The majority of the increases in salary and employee benefits and occupancy is the result of hiring additional staff to handle the Company’s growth including expansion into the two new market areas of Richland County, South Carolina and Columbia County, Georgia. Depreciation and maintenance expense increased $78,000 or 23.1% to $415,000 for the three months ended September 30, 2008 from $337,000 for the same period one year ago primarily as a result of the Company’s recent expansion and additional locations.

FDIC insurance premiums increased $177,000 or 1,188.1% to $192,000 for the three month period ended September 30, 2008 when compared to the same period a year ago. Previously, the Bank was benefiting from a one-time credit assessment made available by the Federal Deposit Insurance Reform Act of 2005. The credit assessment amount was applied to reduce the Bank’s quarterly deposit insurance assessments. The Bank exhausted this credit during the quarter ended June 30, 2008. Advertising expense increased $20,000 to $107,000 for the three months ended September 30, 2008 from $87,000 for the same period one year ago.  The increase is attributable to the Company using more print media advertising to attract deposits and promote the insurance subsidiary.

Mandatorily redeemable financial instrument valuation expense was $60,000 for the three months ended September 30, 2008 compared to no expense for the same period one year earlier. Based on its terms, the mandatorily redeemable financial instrument is redeemable at the greater of $26 per share or one and a half times the book value of the Company which equated to $27.23 at September 30, 2008. The Company recorded a valuation expense to properly reflect the fair value of the instrument at September 30, 2008 based on the book value.

Other general and administrative expenses increased $108,000 or 12.8% to $955,000 for the three months ended September 30, 2008 when compared to the same period one year ago.

Provision For Income Taxes – Provision for income taxes decreased $162,000 or 29.5% to $388,000 for the three months ended September 30, 2008 from $550,000 for the same period one year ago.  Income before income taxes was $1.2 million for the three months ended September 30, 2008 compared to $1.7 million for the three months ended September 30, 2007.  The Company’s combined federal and state effective income tax rate for the current quarter was 33.1% compared to 32.8% for the same quarter one year ago.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Net Income - Net income decreased $637,000 or 28.6% to $1.6 million for the six months ended September 30, 2008 compared to $2.2 million for the six months ended September 30, 2007.  The decrease in net income is primarily the result of compression of the net interest margin in conjunction with the Company’s decision to increase the provision for loan losses and an increase in general and administrative expenses attributable to costs associated with the Company’s recent expansion into two new market areas. These factors were offset slightly by an increase in non-interest income.

Net Interest Income - The Federal Reserve’s precipitous decline in interest rates in recent quarters continued to negatively impact the Bank’s interest rate margin during the period ended September 30, 2008. This significant decrease in addition to the Bank’s efforts to maintain competitive deposit rates within its primary market area resulted in a 22 basis point decrease in net interest margin to 2.58% for the six months ended September 30, 2008 compared to 2.80% for the comparable period in the previous year.

Despite the compression in the Company’s margin, net interest income increased $450,000 or 4.4% to $10.6 million during the six months ended September 30, 2008, compared to $10.1 million for the same period in 2007. The increase is a result of a decrease in interest expense offset in part by a decrease in interest income.  Average interest earning assets increased $94.3 million to $819.7 million while average interest-bearing liabilities increased $99.5 million to $777.9 million.  The interest rate spread was 2.41% and 2.52% during the six months ended September 30, 2008 and 2007, respectively.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Interest Income - Total interest income decreased $377,000 or 1.5% to $24.2 million during the six months ended September 30, 2008 from $24.6 million for the same period in 2007.  Total interest income on loans decreased $725,000 or 4.0% to $17.5 million during the six months ended September 30, 2008 as a result of the yield in the loan portfolio decreasing 144 basis points offset in part by the average loan portfolio balance increasing $80.4 million.  Interest income from mortgage-backed securities increased $1.9 million or 61.9% to $5.0 million as a result of a 20 basis point increase in the yield in the mortgage-backed portfolio and an increase in the average balance of the portfolio of $73.8 million.  Interest income from investment securities decreased $1.6 million or 48.2%  to $1.7 million as a result of a decrease in the yield and average balance of the investment securities portfolio.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the six months ended September 30, 2008 and 2007:

	Six Months Ended September 30,
	2008		2007
	Average Balance	Yield	Average Balance	Yield	Increase (Decrease) In Interest And Dividend Income From 2007
Loans Receivable, Net	$541,857,885	6.45%	$461,466,930	7.89%	$(724,919)
Mortgage-Backed Securities	207,702,241	4.83	133,869,199	4.63	1,917,075
Investments	68,879,433	4.84	128,795,008	5.00	(1,550,767)
Overnight Time	1,216,422	1.49	1,229,756	4.54	(18,825)
Total Interest-Earning Assets	$819,655,981	5.90%	$725,360,893	6.77%	$(377,436)

Interest Expense - Total interest expense decreased $827,000 or 5.7% to $13.6 million during the six months ended September 30, 2008 compared to $14.4 million for the same period one year earlier.  The decrease in total interest expense is attributable to the decreases in short-term interest rates paid, despite an increase in the amount of interest-bearing deposits, and borrowings.  Interest expense on deposits decreased $1.1 million or 10.6% during the period as average interest bearing deposits grew $52.5 million compared to the average balance in the six months ended September 30, 2007, and the cost of deposits decreased 79 basis points. Interest expense on advances and other borrowings increased $300,000 or 7.6% as the cost of debt outstanding decreased 67 basis points during the six months ended September 30, 2008 compared to the same period in 2007 while average borrowings outstanding increased approximately $47.0 million.  Interest expense on junior subordinated debentures was $149,000 for the six months ended September 30, 2008 compared to $183,000 for the same period one year ago.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the six months ended September 30, 2008 and 2007:

	Six Months Ended September 30,
	2008		2007
	Average Balance	Yield	Average Balance	Yield	Increase (Decrease) In Interest Expense From 2007
Now And Money Market Accounts	$203,195,729	1.86%	$206,568,748	3.22%	$(1,436,939)
Passbook Accounts	16,331,323	0.78	16,885,120	0.98	(19,387)
Certificates Accounts	329,316,486	4.39	272,917,219	5.03	362,547
FHLB Advances And Other Borrowed Money	223,931,674	3.80	176,912,171	4.47	300,460
Junior Subordinated Debentures	5,155,000	5.78	5,155,000	7.10	(34,106)
Total Interest-Bearing Liabilities	$777,930,212	3.49%	$678,438,258	4.25%	$(827,425)

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Provision for Loan Losses - The amount of the provision is determined by management’s on-going monthly analysis of the loan portfolio.  Management uses multiple methods to measure the estimate of the adequacy of the allowance for loan losses.  These methods incorporate percentage of classified loans, five-year averages of historical loan losses in each loan category and current economic trends, and the assignment of percentage targets of reserves in each loan category.  The Company considers subjective factors such as changes in local and national economic conditions, industry trends, the composition and volume of the loan portfolio, credit concentrations, lending policies, and the experience and ability of the staff and Board of Directors.

Problems associated with deteriorating asset quality, the sub prime lending and credit crisis, and the overall volatility in the financial markets continued to plague the industry during the period. Although the Company did not participate in sub prime lending, it was indirectly impacted by these events and the general condition of the national and local economies.  Additions to the allowance for loan losses were $500,000 for the six months ended September 30, 2008 compared to $300,000 for the same period in the prior year. This increase reflects the Company’s concern for deteriorating economic conditions in the local economy coupled with an increase in non-performing assets within its loan portfolio.

The following table details selected activity associated with the allowance for loan losses for the six months ended September 30, 2008 and 2007:

	September 30, 2008	September 30, 2007
Beginning Balance	$8,066,762	$7,296,791
Provision	500,000	300,000
Charge-offs	(311,590)	(68,411)
Recoveries	8,163	35,831
Ending Balance	$8,263,335	$7,564,211

Allowance For Loan Losses As A Percentage Of Gross Loans Receivable And Loans Held For Sale At The End Of The Period	1.41%	1.52%
Allowance For Loan Losses As A Percentage Of Impaired Loans At The End Of The Period	84.41%	780.91%
Impaired Loans	9,790,084	968,641
Nonaccrual Loans And 90 Days Or More Past Due Loans As A Percentage Of Loans Receivable And Loans Held For Sale At The End Of The Period	1.55%	0.40%
Loans Receivable, Net	$579,132,177	$487,144,939

Non-performing assets, which consisted of 55 non-accrual loans and nine repossessed properties, increased $3.0 million to $9.8 million at September 30, 2008 from $6.8 million at March 31, 2008. Despite this increase, non-performing assets comprised less than 2% of gross loans at September 30, 2008 and March 31, 2008, respectively. The Bank also maintained relatively low and stable trends related to net charge-offs. Annualized net charge-offs as a percent of gross loans were 0.10% for the six months ended September 30, 2008 compared to 0.02% for the year ended March 31, 2008 and 0.01% for the six months ended September 30, 2007. Management of the Bank continues to be concerned about current market conditions and closely monitors the loan portfolio on an ongoing basis to proactively identify any potential issues.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Non-Interest Income - Non-interest income increased $72,000 or 3.4% to $2.2 million for the six months ended September 30, 2008 from $2.1 million for the same period one year ago.  The following table provides a detailed analysis of the changes in the components of non-interest income:

	Six Months Ended September 30,		Increase (Decrease)
	2008	2007	Amounts	Percent
Gain On Sale Of Investments	$126,440	$-	$126,440	100.0%
Gain On Sale Of Loans	227,718	281,571	(53,853)	(19.1)
Service Fees On Deposit Accounts	557,393	650,745	(93,352)	(14.3)
Income From Cash Value Of Life Insurance	178,492	149,201	29,291	19.6
Commissions From Insurance Agency	333,130	319,161	13,969	4.4
Other Agency Income	123,018	56,168	66,850	119.0
Trust Income	210,000	238,625	(28,625)	(12.0)
Other	425,619	414,497	11,122	2.7
Total Non-Interest Income	$2,181,810	$2,109,968	$71,842	3.4%

Gain on sale of investments was $126,000 for the six months ended September 30, 2008 compared to no gain in the comparable period in the prior year as a result of the sale of eleven securities. Gain on sale of loans decreased $54,000 to $228,000 during the six months ended September 30, 2008 when compared to the same period one year ago. This decrease is attributable to the decrease in the origination and sale of fixed rate residential mortgage loans that is the result of the current economic environment. Service fees on deposit accounts decreased $93,000 to $557,000 for the six months ended September 30, 2008 compared to the same period in 2007. Commissions from insurance agency and other agency income increased $81,000 during the six months ended September 30, 2008 when compared to the same period one year ago. This increase is a result of the growth and expansion of the Bank’s insurance subsidiary.  Trust income decreased $29,000 to $210,000 during the six months ended September 30, 2008 compared to $239,000 for the same period in the prior year as a result of a decrease in market values of the underlying trust accounts. The Bank earns trust fees as a percentage of the market value of each trust account. The market value of these accounts decreased approximately $2.7 million for the quarter ended September 30, 2008 when compared to the same quarter in the prior year as a result of a general decline in economic conditions in the market place.

Other miscellaneous income including credit life insurance commissions, safe deposit rental income, annuity and stock brokerage commissions, trust fees, and other miscellaneous fees, increased $11,000 to $426,000 during the six months ended September 30, 2008 compared to the same period one year ago.

General and Administrative Expenses – General and administrative expenses increased $1.3 million or 14.7% to $9.9 million for the six months ended September 30, 2008 from $8.6 million for the same period one year ago.  The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

	Six Months Ended September 30,		Increase
	2008	2007	Amounts	Percent
Salaries And Employee Benefits	$5,615,507	$5,197,551	$417,956	8.0%
Occupancy	990,686	868,113	122,573	14.1
Advertising	247,677	189,421	58,256	30.8
Depreciation And Maintenance Of Equipment	841,834	656,616	185,218	28.2
FDIC Insurance Premiums	347,345	30,197	317,148	1,050.3
Amortization of Intangibles	45,000	45,000	-	-
Mandatorily Redeemable Financial Instrument Valuation Expense	60,000	-	60,000	100.0
Other	1,749,330	1,645,548	103,782	6.3
Total General And Administrative Expenses	$9,897,379	$8,632,446	$1,264,933	14.7%

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Salary and employee benefits increased $418,000 to $5.6 million for the six months ended September 30, 2008 from $5.2 million for the same period one year ago.  Occupancy increased $123,000 or 14.1% to $991,000 for the six month period ended September 30, 2008 when compared to the same period one year ago. The majority of the increases in salary and employee benefits and occupancy are the result of hiring additional staff to handle the Company’s growth including expansion into the two new market areas of Richland County, South Carolina and Columbia County, Georgia. Depreciation and maintenance expense increased $185,000 or 28.2% to $842,000 for the six months ended September 30, 2008 from $657,000 for the same period one year ago primarily as a result of the Company’s recent expansion and additional locations.

Advertising expense increased $58,000 to $248,000 for the six months ended September 30, 2008 from $189,000 for the same period one year ago.  The increase is attributable to the Company using more print media advertising to attract deposits and promote the Bank’s insurance subsidiary. FDIC insurance premiums increased $317,000 or 1,050.3% to $347,000 for the six month period ended September 30, 2008 when compared to the same period a year ago. Previously, the Bank was benefiting from a one-time credit assessment made available by the Federal Deposit Insurance Reform Act of 2005. The credit assessment amount was applied to reduce the Bank’s quarterly deposit insurance assessments. The Bank exhausted this credit during the quarter ended June 30, 2008.

Mandatorily redeemable financial instrument valuation expense was $60,000 for the six months ended September 30, 2008 compared to no expense for the same period one year earlier. Based on its terms, the mandatorily redeemable financial instrument is redeemable at the greater of $26 per share or one and a half times the book value of the Company which equated to $27.23 at September 30, 2008. The Company recorded a valuation expense to properly reflect the fair value of the instrument at September 30, 2008 based on the book value.

Provision For Income Taxes – Provision for income taxes decreased $306,000 or 28.1% to $785,000 for the six months ended September 30, 2008 from $1.1 million for the same period one year ago.  Income before income taxes was $2.4 million for the six months ended September 30, 2008 compared to $3.3 million for the six months ended September 30, 2007.  The Company’s combined federal and state effective income tax rate for the six month ended September 30, 2008 was 33.1% compared to 32.9% for the same period one year ago.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Liquidity Commitments, Capital Resources, and Impact of Inflation and Changing Prices

Liquidity – The Company actively analyzes and manages the Bank’s liquidity with the objective of maintaining an adequate level of liquidity and to ensure the availability of sufficient cash flows to support loan growth, fund deposit withdrawals, fund operations, and satisfy other financial commitments.  See the “Consolidated Statements of Cash Flows” contained in Item 1 – Financial Statements, herein.

The primary sources of funds are customer deposits, loan repayments, loan sales, maturing investment securities, and advances from the FHLB.  The sources of funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations.  While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage repayments are greatly influenced by the level of interest rates, economic conditions, and competition.  Management believes that the Company’s current liquidity position and its forecasted operating results are sufficient to fund all of its existing commitments.

During the six months ended September 30, 2008 loan disbursements exceeded loan repayments resulting in a $61.2 million or 11.8% increase in total net loans receivable.  During the six months ended September 30, 2008, deposits increased $14.3 million, the Bank drew $300,000 on a line of credit with another financial institution and FHLB advances increased $52.4 million. The Bank had $21.0 million in additional borrowing capacity at the FHLB at the end of the period.  At September 30, 2008, the Bank had $314.0 million of certificates of deposit maturing within one year.  Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed.

The Company plans to continue to expand its branch network, which could cause earnings to level off or decline for a period of time.  The leveling off or decline in earnings will be attributed to the lag that exists from the time a branch is built to when it becomes profitable.  In the next twelve months, we anticipate investing $2.0 to $3.0 million in land, buildings, and equipment.  Within the next twenty-four months, we anticipate investing $5.0 to $6.0 million in land, buildings, and equipment.  The anticipated costs could be affected by increased construction costs, weather delays, and/or other uncertainties.

Off-Balance Sheet Commitments – The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments generally include commitments to originate mortgage, commercial and consumer loans, and involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Company’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments.  Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.  Collateral is not required to support commitments.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2008:

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused lines of credit	$2,625	$2,531	$35,920	$41,076	$36,409	$77,485
Standby letters of credit	78	229	363	670	28	698
Total	$2,703	$2,760	$36,283	$41,746	$36,437	$78,183

Security Federal Corporation and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates.  The Company’s market risk arises principally from interest rate risk inherent in its lending, investment, deposit and borrowing activities.  Management actively monitors and manages its interest rate risk exposure.  Although the Company manages other risks such as credit quality and liquidity risk in the normal course of business, management considers interest rate risk to be its most significant market risk that could potentially have the largest material effect on the Company’s financial condition and results of operations.  Other types of market risks such as foreign currency exchange rate risk and commodity price do not arise in the normal course of the Company’s business activities.

The Company’s profitability is affected by fluctuations in the market interest rate.  Management’s goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings.  A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent or on the same basis.  The Company monitors the impact of changes in interest rates on its net interest income using a test that measures the impact on net interest income and net portfolio value of an immediate change in interest rates in 100 basis point increments and by measuring the Bank’s interest sensitivity gap (“Gap”).  Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts.  Gap is the amount of interest sensitive assets repricing or maturing over the next twelve months compared to the amount of interest sensitive liabilities maturing or repricing in the same time period.  Recent net portfolio value reports furnished by the OTS indicate that the Bank’s interest rate risk sensitivity has increased slightly over the past year.  The Bank has rated favorably compared to thrift peers concerning interest rate sensitivity.

For the six months ended September 30, 2008, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.41%.  For the year ended March 31, 2008, the interest rate spread was 2.44%. The Federal Reserve’s recent interest rate decreases resulted in lower yields on adjustable rate assets while intense competition in the marketplace continued to affect the interest rates paid on deposit accounts. In addition, the Bank’s liabilities tend to re-price at a more gradual rate than its assets.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that at September 30, 2008 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls: In the quarter ended September 30, 2008, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Security Federal Corporation and Subsidiaries

Part II: Other Information

Item 1      Legal Proceedings
The Company is not engaged in any legal proceedings of a material nature at the present time.  From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in mortgage loans it has made.

Item 1A  Risk Factors
There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008 except that the following risk factors are added to those previously contained in the Form 10-K:

Our business is subject to general economic risks that could adversely impact our results of operations and financial condition.

•	Changes in economic conditions, particularly a further economic slowdown in Aiken, Richland, and Lexington Counties in South Carolina and Columbia County in Georgia, could hurt our business.

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control.  In 2007, the housing and real estate sectors experienced an economic slowdown that has continued into 2008.  Further deterioration in economic conditions, in particular within our primary market area real estate markets, could result in the following consequences, among others, any of which could hurt our business materially:

o	loan delinquencies may increase;
o	problem assets and foreclosures may increase;
o	demand for our products and services may decline; and
o	collateral for loans made by us, especially real estate, may decline in value, in turn reducing a customer’s borrowing power and reducing the value of assets and collateral securing our loans.

•	Further downturns in the real estate markets in our primary market area could hurt our business.

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

•	We may suffer losses in our loan portfolio despite our underwriting practices.

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

Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued in 2008.

Security Federal Corporation and Subsidiaries

Part II: Other Information, Continued

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

•	We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

For the quarter ended September 30, 2008 we recorded a provision for loan losses of $275,000 compared to $150,000 for the quarter ended September 30, 2007, an increase of $125,000. We are experiencing increasing loan delinquencies and credit losses.  Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the local economy.  In addition, slowing housing sales have been a contributing factor to the increase in non-performing loans as well as the increase in delinquencies.  At September 30, 2008 our total non-performing loans had increased to $9.8 million compared to $6.8 million at September 30, 2007.  If current trends in the housing and real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses.  Moreover, if a recession occurs we expect that it would negatively impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses.  An increase in our credit losses or our provision for loan losses would adversely affect our financial condition and results of operations.

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

•	If external funds were not available, this could adversely impact our growth and prospects.

We rely on retail deposits, brokered deposits, and advances from the Federal Home Loan Bank (“FHLB”) of Atlanta and other borrowings to fund our operations.  Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB of Atlanta or market conditions were to change. In addition, if we fall below the FDIC’s thresholds to be considered “well capitalized” we will be unable to continue with uninterrupted access to the brokered funds markets.

Although we consider these sources of funds adequate for our liquidity needs, there can be no assurance in this regard and we may be compelled or elect to seek additional sources of financing in the future.  Likewise, we may seek additional debt in the future to achieve our long-term business objectives, in connection with future acquisitions or for other reasons.  There can be no assurance additional borrowings, if sought, would be available to us or, if available, would be on favorable terms.  If additional financing sources are unavailable or not available on reasonable terms, our financial condition, results of operations and future prospects could be materially adversely affected.

Security Federal Corporation and Subsidiaries

Part II: Other Information, Continued

•	We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital.  In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. Should we be required by regulatory authorities or otherwise elect to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or securities convertible into our common stock, which could dilute your ownership interest in the Corporation.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

Difficult market conditions have adversely affected our industry.

We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions such as our Company.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•	We potentially face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•
The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans.  The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

•	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•
We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Security Federal Corporation and Subsidiaries

Part II: Other Information, Continued

There can be no assurance that recently enacted legislation and other measures undertaken by the Treasury, the Federal Reserve and other governmental agencies will help stabilize the U.S. financial system or improve the housing market.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”), which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program (“TARP”).  EESA gives broad authority to Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assts that triggered the current economic crisis as well as other “troubled assets.”  EESA includes additional provisions directed at bolstering the economy, including:

•	Authority for the Federal Reserve to pay interest on depository institution balances;

•	Mortgage loss mitigation and homeowner protection;

•	Temporary increase in Federal Deposit Insurance Corporation (“FDIC”) insurance coverage from $100,000 to $250,000 through December 31, 2009; and

•	Authority to the Securities and Exchange Commission (the “SEC”) to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

Pursuant to the TARP, the Treasury has the authority to, among other things, purchase up to $700 billion (of which $250 billion is currently available) of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  Shortly following the enactment of EESA, the Treasury announced the creation of specific TARP programs to purchase mortgage-backed securities and whole mortgage loans.  In addition, under the TARP, the Treasury has created a capital purchase program, pursuant to which it proposes to provide access to capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions that will serve as Tier 1 capital.

EESA also contains a number of significant employee benefit and executive compensation provisions, some of which apply to employee benefit plans generally, and others which impose on financial institutions that participate in the TARP program restrictions on executive compensation.

EESA followed, and has been followed by, numerous actions by the Federal Reserve, Congress, Treasury, the SEC and others to address the currently liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007.  These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate, including a 50 basis point decrease on October 8, 2008; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

In addition, the Internal Revenue Service has issued an unprecedented wave of guidance in response to the credit crisis, including a relaxation of limits on the ability of financial institutions that undergo an “ownership change” to utilize their pre-change net operating losses and net unrealized built-in losses.  The relaxation of these limits may make significantly more attractive the acquisition of financial institutions whose tax basis in their loan portfolios significantly exceeds the fair market value of those portfolios.

On October 14, 2008, the FDIC announced the establishment of a temporary liquidity guarantee program to provide insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt  issued by financial institutions (such as Security Federal Bank), bank holding companies and savings and loan holding companies (such as Security Federal Corporation).  Financial institutions are automatically covered by this program for the 30-day period commencing October 14, 2008 and will continue to be covered as long as they do not affirmatively opt out of the program.

Security Federal Corporation and Subsidiaries

Part II: Other Information, Continued

Under the program, newly issued senior unsecured debt issued on or before June 30, 2009 will be insured in the event the issuing institution subsequently fails, or its holding company files for bankruptcy.  The debt includes all newly issued unsecured senior debt (e.g., promissory notes, commercial paper and inter-bank funding). The aggregate coverage for an institution may not exceed 125% of its debt outstanding on September 30, 2008 that was scheduled to mature before June 30, 2009.  The guarantee will extend to June 30, 2012 even if the maturity of the debt is after that date.  Many details of the program still remain to be worked out.

There can be no assurance as to the actual impact that EESA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced.   The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Item 2      Unregistered sales of Equity Securities and Use Of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1 – July 31, 2008	5,300	$20.60	5,300	124,965
August 1 – August 31, 2008	2,575	$20.35	2,575	122,390
September 1 – September 30, 2008	1,275	$20.29	1,275	121,115
Total	9,150	$20.49	9,150	121,115

In May 2004, the Company’s Board of Directors authorized a 5% repurchase plan, or 126,000 shares of the Company’s outstanding common stock.  As of September 30, 2008, all of the authorized shares have been repurchased under this program.  In August 2008, the Company’s Board of Directors authorized a plan to continue repurchasing shares of the Company’s outstanding common stock. This plan authorized the repurchase of 125,000 shares or 5% of the Company’s outstanding common stock. As of September 30, 2008, 3,885 shares have been repurchased under this program. The Company repurchased 9,150 shares of its outstanding Common Stock under these programs during the three months ended September 30, 2008.

Item 3     Defaults Upon Senior Securities
None

Item 4     Submission Of Matters To A Vote Of Security Holders

The election of directors was presented for vote to the shareholders at the Annual Meeting held July 17, 2008.  Votes for Robert E. Alexander were as follows: 2,260,597 votes for, 25,900 withheld.  Votes for William Clyburn were as follows: 2,265,769 votes for, 20,728 votes withheld.  Votes for Frank M. Thomas, Jr. were as follows:  2,272,597 votes for, 13,900 votes withheld.  Directors continuing in office are Thomas L. Moore, Gasper L. Toole, III, Roy G. Lindburg, Timothy W. Simmons, J. Chris Verenes and T. Clifton Weeks.

Security Federal Corporation and Subsidiaries

Part II: Other Information, Continued

The approval of the Security Federal Corporation 2008 Equity Incentive Plan was also presented for vote to the shareholders at annual meeting. Votes were as follows: 1,949,703 votes for, 14,078 votes against, 10,050 votes abstained.

Item 5     Other Information
None

Item 6     Exhibits
3.1	Articles Of Incorporation, as amended (1)
3.2	Bylaws (2)
4	Instruments defining the rights of security holders, including indentures (3)
10.1	1993 Salary Continuation Agreements (4)
10.2	Amendment One to 1993 Salary Continuation Agreement (5)
10.3	Form of 2006 Salary Continuation Agreement(6)
10.4	1999 Stock Option Plan (2)
10.5	1987 Stock Option Plan (4)
10.6	2002 Stock Option Plan (7)
10.7	2004 Employee Stock Purchase Plan (8)
10.8	Incentive Compensation Plan (4)
10.9	Form of Security Federal Bank Salary Continuation Agreement (9)
10.10	Form of Security Federal Split Dollar Agreement (9)
14	Code of Ethics (10)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)	Filed on June 26, 1998, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(2)	Filed on March 2, 2000, as an exhibit to the Company’s Registration Statement on Form S-8 and incorporated herein by reference.
(3)	Filed on August 12, 1987, as an exhibit to the Company’s Registration Statement on Form 8-A and incorporated herein by reference.
(4)	Filed on June 28, 1993, as an exhibit to the Company’s Annual Report on Form 10-KSB and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.
(6)	Filed on May 24, 2006 as an exhibit to the Company’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
(7)	Filed on June 19, 2002, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(8)	Filed on June 18, 2004, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(9)	Filed on May 24, 2006 as an exhibit to the Current Report on Form 8-K and incorporated herein by reference.
(10)	Filed on June 27, 2007 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.

SECURITY FEDERAL CORPORATION

Date:	November 14, 2008	By:	/s/ Timothy W. Simmons
Timothy W. Simmons
President

Date:	November 14, 2008	By:	/s/Roy G. Lindburg
Roy G. Lindburg
CFO

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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2008

/s/Timothy W. Simmons
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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation and

c)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2008

/s/Roy G. Lindburg
Roy G. Lindburg Chief Financial Officer

EXHIBIT 32

Certification Pursuant to Section 906 of the Sarbanes Oxley Act

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
OF SECURITY FEDERAL CORPORATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), each of the undersigned hereby certifies in his capacity as an officer of Security Federal Corporation (the “Company”) and in connection with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 that:

1.	the Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

2.
the information contained in the Report fairly presents, in all material respects, the Company’s financial condition and results of operations as of the dates and for the periods presented in the financial statements included in the Report.

/s/Timothy W. Simmons	/s/Roy G. Lindburg
Timothy W. Simmons	Roy G. Lindburg
Chief Executive Officer	Chief Financial Officer

Dated: November 14, 2008