Form 10-Q
period 2008-12-31
SECURITY FEDERAL CORP
filed 2009-02-17
CIK 818677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10 – Q

(Mark one)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

(__)   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD:
                                                                                                    FROM:   ____________________      TO:  ____________________

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

Large accelerated filed [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).

YES   [   ]               NO   [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	January 31, 2009	2,458,146

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)
Security Federal Corporation and Subsidiaries
Consolidated Balance Sheets
	December 31, 2008	March 31, 2008
Assets:	(Unaudited)	(Audited)
Cash And Cash Equivalents	$9,706,023	$10,539,054
Investment And Mortgage-Backed Securities:
Available For Sale:(Amortized cost of $237,491,676 at December 31, 2008 and $240,295,683 at March 31, 2008)	240,773,404	244,157,872
Held To Maturity:(Fair value of $36,467,089 at December 31, 2008 and $20,506,250 at March 31, 2008)	35,662,305	20,154,618
Total Investment And Mortgage-Backed Securities	276,435,709	264,312,490
Loans Receivable, Net:
Held For Sale	2,910,051	2,295,721
Held For Investment:(Net of allowance of $8,673,527 at December 31, 2008 and $8,066,762 at March 31, 2008)	594,411,779	515,635,984
Total Loans Receivable, Net	597,321,830	517,931,705
Accrued Interest Receivable:
Loans	1,903,092	1,952,866
Mortgage-Backed Securities	942,201	822,379
Investments	585,284	764,746
Premises And Equipment, Net	21,887,402	21,544,380
Federal Home Loan Bank Stock, At Cost	11,544,100	9,497,100
Bank Owned Life Insurance	9,551,305	8,310,813
Repossessed Assets Acquired In Settlement Of Loans	661,640	767,096
Intangible Assets, Net	375,000	442,500
Goodwill	1,197,954	1,197,954
Other Assets	2,842,096	1,947,403
Total Assets	$934,953,636	$840,030,486

Liabilities And Shareholders’ Equity
Liabilities:
Deposit Accounts	$620,642,981	$590,850,208
Advances From Federal Home Loan Bank	223,722,356	178,234,007
Other Borrowed Money	14,416,481	12,784,094
Advance Payments By Borrowers For Taxes And Insurance	317,524	620,467
Mandatorily Redeemable Financial Instrument	1,522,312	1,417,312
Junior Subordinated Debentures	5,155,000	5,155,000
Other Liabilities	3,928,552	3,472,985
Total Liabilities	$869,705,206	$792,534,073

Shareholders' Equity:
Serial Preferred Stock, $.01 Par Value; Authorized Shares – 200,000; Issued And Outstanding Shares – 18,000	$17,600,000	$-
Warrants Issued In Conjunction With Serial Preferred Stock	400,000	-
Common Stock, $.01 Par Value; Authorized Shares – 5,000,000; Issued - 2,659,079 And Outstanding Shares – 2,458,146 At December 31, 2008 And 2,649,027 And 2,532,192 At March 31, 2008	26,025	25,925
Additional Paid-In Capital	5,271,566	5,072,086
Treasury Stock, (At Cost, 200,933 and 116,835 Shares, At December 31, 2008 and March 31, 2008 Respectively)	(4,330,712)	(2,769,446)
Accumulated Other Comprehensive Income	2,033,988	2,395,537
Retained Earnings, Substantially Restricted	44,247,563	42,772,311
Total Shareholders' Equity	$65,248,430	$47,496,413
Total Liabilities And Shareholders' Equity	$934,953,636	$840,030,486
See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended December 31,
	2008	2007
Interest Income:
Loans	$8,999,835	$9,416,982
Mortgage-Backed Securities	2,558,840	1,937,244
Investment Securities	694,633	1,365,705
Other	729	17,277
Total Interest Income	12,254,037	12,737,208

Interest Expense:
NOW And Money Market Accounts	1,115,271	1,603,372
Passbook Accounts	27,033	38,586
Certificate Accounts	3,520,046	3,927,298
Federal Home Loan Bank Advances And Other Borrowed Money	2,025,915	2,096,187
Junior Subordinated Debentures	74,140	93,267
Total Interest Expense	6,762,405	7,758,710

Net Interest Income	5,491,632	4,978,498
Provision For Loan Losses	525,000	150,000
Net Interest Income After Provision For Loan Losses	4,966,632	4,828,498
Non-Interest Income:
Gain On Sale Of Loans	107,726	134,732
Service Fees On Deposit Accounts	293,327	307,045
Income From Cash Value Of Life Insurance	90,000	92,246
Commissions From Insurance Agency	141,771	145,148
Other Agency Income	85,633	19,670
Trust Income	105,000	102,000
Other	196,893	227,250
Total Non- Interest Income	1,020,350	1,028,091

General And Administrative Expenses:
Salaries And Employee Benefits	2,949,973	2,660,655
Occupancy	500,193	425,489
Advertising	155,088	80,857
Depreciation And Maintenance Of Equipment	380,470	333,985
FDIC Insurance Premiums	201,882	15,402
Amortization of Intangibles	22,500	22,500
Mandatorily Redeemable Financial Instrument Valuation Expense	45,000	-
Other	989,397	789,044
Total General And Administrative Expenses	5,244,503	4,327,932

Income Before Income Taxes	742,479	1,528,657
Provision For Income Taxes	252,855	488,046
Net Income	489,624	1,040,611

Preferred Stock Dividends	27,500	-
Net Income Available to Common Shareholders	$462,124	$1,040,611

Basic Net Income Per Common Share	$0.19	$0.40
Diluted Net Income Per Common Share	$0.18	$0.40
Cash Dividend Per Share On Common Stock	$0.08	$0.07
Basic Weighted Average Common Shares Outstanding	2,490,630	2,585,234
Diluted Weighted Average Common Shares Outstanding	2,511,910	2,588,318
See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Nine Months Ended December 31,
	2008	2007
Interest Income:
Loans	$26,483,081	$27,625,147
Mortgage-Backed Securities	7,575,321	5,036,650
Investment Securities	2,361,362	4,583,201
Other	9,806	45,179
Total Interest Income	36,429,570	37,290,177

Interest Expense:
NOW And Money Market Accounts	3,006,058	4,931,098
Passbook Accounts	90,595	121,535
Certificate Accounts	10,752,681	10,797,386
Federal Home Loan Bank Advances And Other Borrowed Money	6,278,073	6,047,885
Junior Subordinated Debentures	223,112	276,345
Total Interest Expense	20,350,519	22,174,249

Net Interest Income	16,079,051	15,115,928
Provision For Loan Losses	1,025,000	450,000
Net Interest Income After Provision For Loan Losses	15,054,051	14,665,928
Non-Interest Income:
Gain On Sale Of Investments	126,440	-
Gain On Sale Of Loans	335,444	416,303
Service Fees On Deposit Accounts	850,720	957,790
Income From Cash Value Of Life Insurance	268,492	241,447
Commissions From Insurance Agency	474,901	464,309
Other Agency Income	208,651	75,838
Trust Income	315,000	340,625
Other	622,512	641,747
Total Non-Interest Income	3,202,160	3,138,059

General And Administrative Expenses:
Salaries And Employee Benefits	8,565,480	7,858,206
Occupancy	1,490,879	1,293,602
Advertising	402,765	270,278
Depreciation And Maintenance Of Equipment	1,222,304	990,601
FDIC Insurance Premiums	549,227	45,599
Amortization of Intangibles	67,500	67,500
Mandatorily Redeemable Financial Instrument Valuation Expense	105,000	-
Other	2,738,726	2,434,592
Total General And Administrative Expenses	15,141,881	12,960,378

Income Before Income Taxes	3,114,330	4,843,609
Provision For Income Taxes	1,037,963	1,579,392
Net Income	2,076,367	3,264,217

Preferred Stock Dividends	27,500	-
Net Income Available to Common Shareholders	$2,048,867	$3,264,217

                                                                  (Continued)

Security Federal Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Nine Months Ended December 31,
	2008	2007

Basic Net Income Per Common Share	$0.81	$1.26
Diluted Net Income Per Common Share	$0.81	$1.25
Cash Dividend Per Share On Common Stock	$0.24	$0.21
Basic Weighted Average Common Shares Outstanding	2,515,579	2,599,352
Diluted Weighted Average Common Shares Outstanding	2,529,702	2,605,686
See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Unaudited)

	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance At March 31, 2007	$25,814	$4,850,029	$(651,220)	$(747,316)	$39,215,901	$42,693,208
Net Income	-	-	-	-	3,264,217	3,264,217
Other Comprehensive Income, Net Of Tax:
Unrealized Holding Gains On Securities Available For Sale	-	-	-	1,585,599	-	1,585,599
Comprehensive Income	-	-	-	-	-	4,849,816
Purchase Of Treasury Stock At Cost, 82,313 shares	-	-	(1,986,691)	-	-	(1,986,691)
Employee Stock Purchase Plan Purchases	36	74,145	-	-	-	74,181
Exercise Of Stock Options	63	104,958	-	-	-	105,021
Stock Compensation Expense	-	10,007	-	-	-	10,007
Cash Dividends	-	-	-	-	(545,635)	(545,635)
Balance At December 31, 2007	$25,913	$5,039,139	$(2,637,911)	$838,283	$41,934,483	$45,199,907

	Preferred Stock	Warrants	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance At March 31, 2008	$-	$-	$25,925	$5,072,086	$(2,769,446)	$2,395,537	$42,772,311	$47,496,413
Net Income	-	-	-	-	-	-	2,076,367	2,076,367
Other Comprehensive Income, Net Of Tax:
Unrealized Holding Losses On Securities Available For Sale, Net Of Taxes	-	-	-	-	-	(283,156)	-	(283,156)
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes	-	-	-	-	-	(78,393)	-	(78,393)
Comprehensive Income	-	-	-	-	-	-	-	1,714,818
Purchase Of Treasury Stock At Cost, 84,098 shares	-	-	-	-	(1,561,266)	-	-	(1,561,266)
Issuance Of Preferred Stock And Related Warrants	17,600,000	400,000	-	-	-	-	-	18,000,000
Employee Stock Purchase Plan Purchases	-	-	40	75,110	-	-	-	75,150
Exercise Of Stock Options	-	-	60	99,960	-	-	-	100,020
Stock Compensation Expense	-	-	-	24,410	-	-	-	24,410
Cash Dividends- Common	-	-	-	-	-	-	(601,115)	(601,115)
Balance At December 31, 2008	$17,600,000	$400,000	$26,025	$5,271,566	$(4,330,712)	$2,033,988	$44,247,563	$65,248,430

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended December 31,
	2008	2007
Cash Flows From Operating Activities:
Net Income	$2,076,367	$3,264,217
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	1,116,801	789,116
Amortization Of Intangible Assets	67,500	67,500
Stock Option Compensation Expense	24,410	10,007
Discount Accretion And Premium Amortization	273,331	161,021
Mandatorily Redeemable Financial Instrument Valuation Expense	105,000	-
Provisions For Losses On Loans And Real Estate	1,025,000	450,000
Gain On Sale Of Loans	(335,444)	(416,303)
Gain On Sale Of Investments	(126,440)	-
Loss (Gain) On Sale Of Real Estate	5,906	(27,293)
Amortization Of Deferred Fees On Loans	(81,819)	(87,601)
Loss on Disposition of Premises and Equipment	61	356
Proceeds From Sale Of Loans Held For Sale	26,912,369	25,998,343
Origination Of Loans For Sale	(27,191,255)	(26,822,970)
(Increase) Decrease In Accrued Interest Receivable:
Loans	49,774	(387,120)
Mortgage-Backed Securities	(119,822)	(121,500)
Investments	179,462	27,718
Decrease In Advance Payments By Borrowers	(302,943)	(22,151)
Other, Net	(240,214)	99,559
Net Cash Provided By Operating Activities	3,438,044	2,982,899

Cash Flows From Investing Activities:
Principal Repayments On Mortgage-Backed Securities Available For Sale	32,064,937	27,258,442
Principal Repayments On Mortgage-Backed Securities Held To Maturity	126,754	-
Purchase Of Investment Securities Available For Sale	(8,184,620)	(29,542,601)
Purchase Of Mortgage-Backed Securities Available For Sale	(48,075,466)	(47,317,221)
Purchase Of Mortgage-Backed Securities Held To Maturity	(26,588,294)	-
Purchase Of Investment Securities Held To Maturity	(1,000,000)	-
Maturities Of Investment Securities Available For Sale	16,677,263	22,371,400
Maturities of Investment Securities Held To Maturity	12,000,000	19,000,000
Proceeds From Sale Of Mortgage-Backed Securities Available For Sale	2,993,520	-
Proceeds From Sale Of Investment Securities Available For Sale	7,135,335	-
Purchase Of Federal Home Loan Bank Stock	(8,284,200)	(8,272,900)
Redemption Of Federal Home Loan Bank Stock	6,237,200	7,197,900
Increase In Loans To Customers	(79,966,426)	(63,895,411)
Proceeds From Sale Of Repossessed Assets	367,000	295,279
Purchase And Improvement Of Premises And Equipment	(1,461,534)	(5,395,783)
Proceeds From Sale of Premises And Equipment	1,650	500
Purchase Of Bank Owned Life Insurance	(1,240,492)	(2,441,447)
Net Cash Used By Investing Activities	(97,197,373)	(80,741,842)

                                                                                                                                                                                                                                                    (Continued

Security Federal Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended December 31,
	2008	2007
Cash Flows From Financing Activities:
Increase In Deposit Accounts	29,792,773	50,177,687
Proceeds From Federal Home Loan Bank Advances	247,900,000	296,700,000
Repayment Of Federal Home Loan Bank Advances	(202,411,651)	(272,011,420)
Net Proceeds Of Other Borrowings	1,632,387	4,607,358
Proceeds From Issuance Of Preferred Stock	18,000,000	-
Dividends Paid To Shareholders- Common Stock	(601,115)	(545,635)
Purchase Of Treasury Stock	(1,561,266)	(1,986,691)
Proceeds From Employee Stock Purchases	75,150	74,181
Proceeds From Exercise of Stock Options	100,020	105,021
Net Cash Provided By Financing Activities	92,926,298	77,120,501

Net Decrease In Cash And Cash Equivalents	(833,031)	(638,442)
Cash And Cash Equivalents At Beginning Of Period	10,539,054	13,438,129
Cash And Cash Equivalents At End Of Period	$9,706,023	$12,799,687

Supplemental Disclosure Of Cash Flows Information:
Cash Paid During The Period For Interest	$20,635,914	$22,011,826
Cash Paid During The Period For Income Taxes	$1,549,900	$1,304,290
Additions To Repossessed Acquired Through Foreclosure	$247,450	$720,873
Decrease (Increase) In Unrealized Net Loss On Securities Available For Sale, Net Of Taxes	$(283,156)	$1,585,599

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in Security Federal Corporation’s (the “Company”) 2008 Annual Report to Shareholders when reviewing interim financial statements.  The results of operations for the nine month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year.  This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, changes in interest rates, the demand for loans, the regulatory environment, general economic conditions and inflation, and the securities markets.  Management cautions readers of this Form 10-Q not to place undue reliance on the forward-looking statements contained herein.

2.	Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Security Federal Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Security Federal Insurance, Inc. (“SFINS”), Security Federal Investments, Inc. (“SFINV”), Security Federal Trust, Inc. (“SFT”), and Security Financial Services Corporation (“SFSC”). Security Federal Corporation has a wholly owned subsidiary, Security Federal Statutory Trust (the “Trust”), which issued and sold fixed and floating rate capital securities of the Trust.  However, under current accounting guidance, the Trust is not consolidated in the Company’s financial statements. The Bank is primarily engaged in the business of accepting savings and demand deposits and originating mortgage and other loans to individuals and small businesses for various personal and commercial purposes.  SFINS, SFINV, and SFT were formed during the year ended March 31, 2002 and began operation during the December 2001 quarter.  SFINS is an insurance agency offering auto, business, health, and home insurance.  SFINV engages primarily in investment brokerage services.  SFT offers trust, financial planning and financial management services.  SFSC is currently inactive.

3.  Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  The Company’s significant accounting policies are described in the footnotes to the audited consolidated financial statements at March 31, 2008 included in its 2008 Annual Report to Stockholders, which was filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 2008.  Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities.  The Company considers these accounting policies to be critical accounting policies.  The judgments and assumptions the Company uses are based on historical experience and other factors, which the Company believes to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of the consolidated financial statements.  The Company provides for loan losses using the allowance method.  Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to the allowance for loan losses.  Additions to the allowance for loan losses are provided by charges to operations based on various factors, which, in management’s judgment, deserve current recognition in estimating possible losses.  Such factors considered by management include the fair value of the underlying collateral; stated guarantees by the borrower, if applicable, the borrower’s ability to repay from other economic resources, growth and composition of the loan portfolios, the relationship of the allowance for loan losses to the outstanding loans, loss experience, delinquency trends, and general economic conditions.  Management evaluates the carrying value of the loans periodically and the allowance is adjusted accordingly.  While management uses the best information available to make evaluations, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making these evaluations.  Allowance for loan losses are subject to periodic evaluations by various authorities and may be subject to adjustments based upon the information that is available at the time of their examination.

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

4.	Earnings Per Common Share

The Company calculates earnings per common share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”  SFAS No. 128 specifies the computation, presentation and disclosure requirements for EPS for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market.

This standard specifies computation and presentation requirements for both basic EPS and, for entities with complex capital structures, diluted EPS.  Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted earnings per common share by application of the treasury stock method.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	For the Quarter Ended
	December 31, 2008
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$462,124	2,490,630	$0.19
Effect of Diluted Securities:
Mandatorily Redeemable Shares	-	21,280	(0.01)
Stock Options	-	-	-
Diluted EPS	$462,124	2,511,910	$0.18

	For the Quarter Ended
	December 31, 2007
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$1,040,611	2,585,234	$0.40
Effect of Diluted Securities:
Stock Options	-	3,084	-
Diluted EPS	$1,040,611	2,588,318	$0.40

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

4.   Earnings Per Common Share, Continued

	For the Nine Months Ended
	December 31, 2008
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	2,048,867	2,515,579	$0.81
Effect of Diluted Securities:
Mandatorily Redeemable Shares	-	14,123	-
Stock Options	-	-	-
Diluted EPS	2,048,867	2,529,702	$0.81

	For the Nine Months Ended
	December 31, 2007
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$3,264,217	2,599,352	$1.26
Effect of Diluted Securities:
Stock Options	-	6,334	(0.01)
Diluted EPS	$3,264,217	2,605,686	$1.25

5.      Stock-Based Compensation

Certain officers and directors of the Company participate in an incentive and non- qualified stock option plan. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. The following is a summary of the activity under the Company’s stock option plan for the three and nine months ended December 31, 2008:

	Three Months Ended December 31, 2008		Nine Months Ended December 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, Beginning of Period/Year	100,500	$22.01	111,100	$21.55
Options granted	-	-	4,500	22.91
Options exercised	-	-	6,000	16.67
Options forfeited	-	-	9,100	20.32
Balance, December 31, 2008	100,500	$22.01	100,500	$22.01

Options Exercisable	60,000	$21.09
Range of Exercise Prices For Exercisable Options	$16.67-$24.22

Options Available For Grant	50,000

The weighted average remaining contractual life of all outstanding options at December 31, 2008 was 6.33 years. All non-vested awards are expected to be recognized over a weighted average period of 7.83 years.

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

The following table summarizes the stock-based awards granted by the Company, the fair market value of each award granted as estimated on the date of grant using the Black-Scholes option-pricing model, and the weighted average assumptions used for such grants for the periods indicated:

	For Awards Granted During The Three Month Period Ended December 31,		For Awards Granted During The Nine Month Period Ended December 31,
	2008	2007	2008	2007
Awards granted	-	2,000	4,500	5,000
Dividend Yield	-	1.60%	1.76-1.79%	1.52-1.60%
Weighted Average Expected Volatility	-	20.92%	17.62-18.10%	22.71%
Risk-free interest rate	-	4.50%	3.69-3.88%	4.76%
Expected life	-	9.00	9.00	9.00

At December 31, 2008, the Company had the following options outstanding:

Grant Date	Outstanding Options	Option Price	Expiration Date

10/19/99	9,600	$16.67	09/30/05 to 09/30/09

09/01/03	2,400	$24.00	08/31/13

12/01/03	3,000	$23.65	11/30/13

01/01/04	5,500	$24.22	12/31/13

03/8/04	13,000	$21.43	03/08/14

06/07/04	2,000	$24.00	06/07/14

01/01/05	20,500	$20.55	12/31/14

01/01/06	4,000	$23.91	01/01/16

08/24/06	14,000	$23.03	08/24/16

05/24/07	2,000	$24.34	05/24/17

07/09/07	1,000	$24.61	07/09/17

100/1/07	2,000	$24.28	10/01/17

01/01/08	17,000	$23.49	01/01/18

05/19/08	2,500	$22.91	05/19/18

07/01/08	2,000	$22.91	07/01/18

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

6.	Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of December 31, 2008:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-For-Sale Investment And Mortgage- Backed Securities	$ -	$ 240,773,404	$ -
Mortgage Loans Held For Sale	-	2,910,051	-
Total	$ -	$ 243,683,455	$ -
Liabilities:
Mandatorily Redeemable Financial Instrument	$ -	$ 1,522,312	$ -
Total	$ -	$ 1,522,312	$ -

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

6.    Fair Value Measurements, Continued

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. As of December 31, 2008 and March 31, 2008, the recorded investment in impaired loans was $11.8 million and $4.3 million, respectively. The average recorded investment in impaired loans was $10.8 million and $7.4 million, respectively, for the three and nine months ended December 31, 2008, and $1.0 million and $1.2 million, respectively for the same periods last year.

Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs that require disclosure as of December 31, 2008.

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

Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on April 1, 2009.   Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its financial position, results of operations and cash flows.

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

In May, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 is effective November 15, 2008. The FASB has stated that it does not expect SFAS 162 will result in a change in current practice. The application of SFAS 162 had no effect on the Company’s financial position, results of operations or cash flows.

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

FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008.  The adoption of this Staff Position had no material effect on the Company’s financial position, results of operations or cash flows.

The SEC’s Office of the Chief Accountant and the staff of the FASB issued 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting.  The press release includes guidance on the use of management’s internal assumptions and the use of “market” quotes.

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

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of December 31, 2008 and determined that it did not result in a change to its impairment estimation techniques.

FSP SFAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” (“FSP SFAS 140-4 and FIN 46(R)-8”) was issued in December 2008 to require public entities to disclose additional information about transfers of financial assets and to require public enterprises to provide additional disclosures about their involvement with variable interest entities.  The FSP also requires certain disclosures for public enterprises that are sponsors and servicers of qualifying special purpose entities.  The FSP is effective for the first reporting period ending after December 15, 2008.  This FSP had no material impact on the financial position of the Company.

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

8.      Securities

Investment And Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$20,787,450	$350,230	$12,521	$21,125,159
Federal Farm Credit Securities	11,485,414	179,178	-	11,664,592
Federal National Mortgage Association (“FNMA”) Bonds	2,000,000	9,070	-	2,009,070
Mortgage-Backed Securities	203,115,874	3,699,645	894,036	205,921,483
Equity Securities	102,938	-	49,838	53,100
Total	$237,491,676	$4,238,123	$956,395	$240,773,404
March 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$31,891,456	$625,583	$-	$32,517,039
Federal Farm Credit Securities	14,849,646	323,594	-	15,173,240
FNMA Bonds	2,997,470	7,840	-	3,005,310
Mortgage-Backed Securities	190,454,173	3,023,143	104,283	193,373,033
Equity Securities	102,938	-	13,688	89,250
Total	$240,295,683	$3,980,160	$117,971	$244,157,872

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

8.      Securities, Continued

FHLB securities, Federal Farm Credit securities, FNMA bonds and FNMA and FHLMC mortgage- backed securities are issued by government-sponsored enterprises (“GSEs”). GSEs are not backed by the full faith and credit of the United States government. Included in the tables above in mortgage-backed securities are GNMA mortgage-backed securities, which are backed by the full faith and credit of the United States government. At December 31, 2008, the Bank held an amortized cost and fair value of $97.3 million and $98.7 million, respectively in GNMA mortgage-backed securities included in mortgage-backed securities listed above.

Investment and Mortgage-Backed Securities, Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$9,995,612	$409,088	$14,690	$10,390,010
Federal Farm Credit Securities	1,000,000	28,750	-	1,028,750
Mortgage-Backed Securities	24,511,693	381,636	-	24,893,329
Equity Securities	155,000	-	-	155,000
Total	$35,662,305	$819,474	$14,690	$36,467,089
March 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	17,999,618	$320,072	$-	$18,319,690
Federal Farm Credit Securities	2,000,000	31,560	-	2,031,560
Equity Securities	155,000	-	-	155,000
Total	$20,154,618	$351,632	$-	$20,506,250

FHLB securities, Federal Farm Credit securities and FNMA and FHLMC mortgage- backed securities are issued by GSEs. These enterprises are not backed by the full faith and credit of the United States government. Included in the tables above in mortgage-backed securities are GNMA and Small Business Administration (“SBA”) mortgage-backed securities, which are backed by the full faith and credit of the United States government. At December 31, 2008, the Bank held an amortized cost and fair value of $11.6 million and $11.7 million, respectively in GNMA mortgage-backed securities and $5.6 million and $5.7 million, respectively, in SBA mortgage-backed securities included in mortgage-backed securities held to maturity listed above.

9.      Loans Receivable, Net

Loans receivable, net, at December 31, 2008 and March 31, 2008 consisted of the following:

	December 31, 2008	March 31, 2008
Residential Real Estate	$133,544,316	$131,863,466
Consumer	69,343,229	66,832,377
Commercial Business And Real Estate	408,475,146	333,386,661
Loans Held For Sale	2,910,051	2,295,721
	614,272,742	534,378,225

Less:
Allowance For Possible Loan Loss	8,673,527	8,066,762
Loans In Process	7,976,767	8,064,728
Deferred Loan Fees	300,618	315,030
	16,950,912	16,446,520
	$597,321,830	$517,931,705

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement

Certain matters in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements relate to, among others, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company’s mission and vision.  These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties.  The Company’s actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide range of factors including, but not limited to the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write offs; changes in general economic conditions, either nationally or in our market area, that are worse than expected; changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; an adverse change in the residential or commercial real estate market; our ability to manage loan delinquency rates; results of examinations by the bank regulatory authorities; our ability to control operating costs and expenses; our ability to retain key members of our senior management team; costs and effects of any litigation; increased competitive pressures among  financial services companies; changes in consumer spending, borrowing, and savings habits; legislative or regulatory changes that adversely affect our business; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies and principles; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products, and services and other risks detailed in the Company’s reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  Forward-looking statements are effective only as of the date that they are made and the Company assumes no obligation to update this information.

Comparison of Financial Condition At December 31, 2008 and March 31, 2008

General – Total assets increased $94.9 million or 11.3% to $935.0 million at December 31, 2008 from $840.0 million at March 31, 2008.  The primary reason for the growth in total assets was a $79.4 million or 15.3% increase in net loans receivable, net to $597.3 million.  Almost all of this increase was in our commercial business and real estate loan portfolio. For the nine months ended December 31, 2008, the demand for loans was funded with increased deposits of $29.8 million or 5.0%, increased advances from the FHLB of $45.5 million or 25.5% and increased other borrowed money of $1.6 million or 12.8%. In addition, the Company received $18.0 million through the issuance of preferred stock in conjunction with the Treasury’s Capital Purchase Program. See the section below entitled “Recent Developments” for additional information.

Assets – The increases and decreases in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	December 31, 2008	March 31, 2008	Amount	Percent
Cash And Cash Equivalents	$9,706,023	$10,539,054	$(833,031)	(7.90)%
Investment And Mortgage- Backed Securities – Available For Sale	240,773,404	244,157,872	(3,384,468)	(1.39)
Investment And Mortgage- Backed Securities – Held To Maturity	35,662,305	20,154,618	15,507,687	76.94
Loan Receivable, Net	597,321,830	517,931,705	79,390,125	15.33
Premises And Equipment, Net	21,887,402	21,544,380	343,022	1.59
FHLB Stock, At Cost	11,544,100	9,497,100	2,047,000	21.55
Bank Owned Life Insurance	9,551,305	8,310,813	1,240,492	14.93
Repossessed Assets Acquired in Settlement of Loans	661,640	767,096	(105,456)	(13.75)

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Cash and cash equivalents decreased $833,000 to $9.7 million at December 31, 2008 from $10.5 million at March 31, 2008.  The reason for the decrease was the Company used cash and cash equivalents to fund loans and purchase investment and mortgage- backed securities.

Investment and mortgage-backed securities available for sale decreased $3.4 million or 1.4% to $240.8 million at December 31, 2008 from $244.2 million at March 31, 2008.  The decrease in investments and mortgage-backed securities available for sale can be attributed to principal paydowns on mortgage-backed securities and calls and maturities on mortgage-backed securities and investments that occurred during the period.  Investment and mortgage-backed securities held to maturity increased $15.5 million to $35.7 million at December 31, 2008 from $20.2 million at March 31, 2008 as a result of additional purchases during the period offset slightly by principal paydowns on mortgage-backed securities and calls and maturities on investment securities.

Loans receivable, net, increased $79.4 million or 15.3% to $597.3 million at December 31, 2008 from $517.9 million at March 31, 2008.  Residential real estate loans increased $1.7 million or 1.3% to $133.5 million at December 31, 2008 from $131.9 million at March 31, 2008. Consumer loans increased $2.5 million or 3.8% to $69.3 million at December 31, 2008 from $66.8 million at March 31, 2008. The increase in residential real estate and consumer loans can be attributed to normal growth of the Company.  Commercial business and real estate loans increased $75.1 million or 22.5% to $408.5 million at December 31, 2008 from $333.4 million at March 31, 2008. The increase in commercial loans was attributable to the Company’s recent expansion into the new market areas of Richland County, South Carolina and Columbia County, Georgia. In connection with its expansion into these areas, the Company hired additional loan originators. Loans held for sale increased $614,000 or 26.7% to $2.9 million at December 31, 2008 from $2.3 million at March 31, 2008.

Premises and equipment, net increased $343,000 or 1.6% to $21.9 million at December 31, 2008 from $21.5 million at March 31, 2008.  The majority of this increase was attributable to the relocation of the Company’s Clearwater branch office and for renovations to the Operations Center in Aiken, South Carolina.

FHLB stock, at cost, increased $2.0 million to $11.5 million at December 31, 2008 from $9.5 million at March 31, 2008.  The increase was attributable to a FHLB requirement that the Company maintain stock in the FHLB equal to 0.20% of total assets at December 31, 2008 plus a transaction component, which equals 4.5% of outstanding advances (borrowings) from the FHLB of Atlanta.

Bank owned life insurance increased $1.2 million to $9.6 million at December 31, 2008 from $8.3 million at March 31, 2008.  The Company purchased additional life insurance to provide key man life insurance for additional officers.

Repossessed assets acquired in the settlement of loans decreased $105,000 to $662,000 at December 31, 2008 from $767,000 at March 31, 2008. The Company sold two properties and foreclosed on five additional properties during the nine month period. At December 31, 2008 the balance in repossessed assets consisted of nine properties: two lots within one subdivision of Aiken, South Carolina; one lot within a subdivision of Columbia, South Carolina; a commercial building located in Augusta, Georgia; a commercial lot of land located in Augusta Georgia; and four single-family residences located in Langley and North Augusta, South Carolina and Augusta, Georgia.

Other assets increased $895,000 to $2.8 million at December 31, 2008 from $1.9 million at March 31, 2008.  The majority of the increase resulted from an increase in the deferred tax asset related to a decrease in the market value of available for sale securities.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Liabilities

Deposit Accounts

					Balance
	December 31, 2008		March 31, 2008		Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Amount	Percent
Demand Accounts:
Checking	$96,371,802	0.21%	$100,585,610	0.47%	$(4,213,808)	(4.19)%
Money Market	147,789,473	2.21	143,225,218	2.84	4,564,255	3.19
Regular Savings	15,318,984	0.64	15,966,557	0.97	(647,573)	(4.06)
Total	259,480,259	1.38	259,777,385	1.87	(297,126)	(0.11)

Certificate Accounts
0.00 – 1.99%	1,064,832		-		1,064,832	100.00
2.00 – 2.99%	65,445,842		14,047,109		51,398,733	365.90
3.00 – 3.99%	105,758,841		59,526,823		46,232,018	77.67
4.00 – 4.99%	181,776,079		68,149,323		113,626,756	166.73
5.00 – 5.99%	7,117,128		189,349,568		(182,232,440)	(96.24)
Total	361,162,722	3.78	331,072,823	4.75	30,089,899	9.09
Total Deposits	$620,642,981	2.78%	$590,850,208	3.46%	$29,792,773	5.04%

Included in the certificate accounts above at December 31, 2008 were $10.4 million in brokered deposits with a weighted average interest rate of. 2.95%.  These deposits have a term of seven months or less.  There were no brokered deposits at March 31, 2008.

Advances From FHLB – FHLB advances are summarized by year of maturity and weighted average interest rate in the table below:

					Balance
	December 31, 2008		March 31, 2008		Increase (Decrease)
Fiscal Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2009	$5,000,000	4.05%	$42,300,000	3.28%	$(37,300,000)	(88.18)%
2010	90,800,000	1.17	10,000,000	4.88	80,800,000	808.00
2011	15,000,000	4.87	15,000,000	4.87	-	-
2012	24,700,000	4.56	24,700,000	4.56	-	-
2013	10,000,000	4.76	10,000,000	4.76	-	-
Thereafter	78,222,356	4.18	76,234,007	4.25	1,988,349	2.61
Total Advances	$223,722,356	3.07%	$178,234,007	4.18%	$45,488,349	25.52%

These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an approximate amortized cost and fair value of $173.3 million and $176.9 million, respectively, at December 31, 2008.  Advances are subject to prepayment penalties.

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

As of December 31, 2008
Borrow Date	Maturity Date	Amount	Int. Rate	Type	Call Dates

02/20/04	02/20/14	$5,000,000	3.225%	1 Time Call	02/20/09
06/24/05	06/24/15	5,000,000	3.710%	1 Time Call	06/24/10
11/10/05	11/10/15	5,000,000	4.400%	1 Time Call	11/10/09
11/23/05	11/23/15	5,000,000	3.933%	Multi-Call	05/25/08 and quarterly thereafter
11/29/05	11/29/13	5,000,000	4.320%	1 Time Call	05/29/09
12/14/05	12/14/11	5,000,000	4.640%	1 Time Call	09/14/09
01/12/06	01/12/16	5,000,000	4.450%	1 Time Call	01/12/11
03/01/06	03/03/14	5,000,000	4.720%	1 Time Call	03/03/10
06/02/06	06/02/16	5,000,000	5.160%	1 Time Call	06/02/11
07/11/06	07/11/16	5,000,000	4.800%	Multi-Call	07/11/08 and quarterly thereafter
11/29/06	11/29/16	5,000,000	4.025%	Multi-Call	05/29/08 and quarterly thereafter
01/19/07	07/21/14	5,000,000	4.885%	1 Time Call	07/21/11
03/09/07	03/09/12	4,700,000	4.286%	Multi-Call	06/09/08 and quarterly thereafter
05/24/07	05/24/17	7,900,000	4.375%	Multi-Call	05/27/08 and quarterly thereafter
06/29/07	06/29/12	5,000,000	4.945%	1 Time Call	06/29/09
07/25/07	07/25/17	5,000,000	4.396%	Multi-Call	07/25/08 and quarterly thereafter
11/16/07	11/16/11	5,000,000	3.745%	Multi-Call	11/17/08 and quarterly thereafter
08/28/08	08/28/13	5,000,000	3.113%	Multi-Call	08/30/10 and quarterly thereafter
08/28/08	08/28/18	5,000,000	3.385%	1 Time Call	08/28/11

As of March 31, 2008
Borrow Date	Maturity Date	Amount	Int. Rate	Type	Call Dates
02/20/04	02/20/14	$5,000,000	3.225%	1 Time Call	02/20/09
04/16/04	04/16/14	3,000,000	3.330	1 Time Call	04/16/08
06/24/05	06/24/15	5,000,000	3.710	1 Time Call	06/24/10
07/22/05	07/22/15	5,000,000	3.790	1 Time Call	07/22/08
11/10/05	11/10/15	5,000,000	4.400	1 Time Call	11/10/09
11/23/05	11/23/15	5,000,000	3.933	Multi-Call	05/25/08 and quarterly thereafter
11/29/05	11/29/13	5,000,000	4.320	1 Time Call	05/29/09
12/14/05	12/14/11	5,000,000	4.640	1 Time Call	09/14/09
01/12/06	01/12/16	5,000,000	4.450	1 Time Call	01/12/11
03/01/06	03/03/14	5,000,000	4.720	1 Time Call	03/03/10
06/02/06	06/02/16	5,000,000	5.160	1 Time Call	06/02/11
07/11/06	07/11/16	5,000,000	4.800	Multi-Call	07/11/08 and quarterly thereafter
10/25/06	10/25/11	5,000,000	4.830	1 Time Call	10/27/08
11/29/06	11/29/16	5,000,000	4.025	Multi-Call	05/29/08 and quarterly thereafter
01/19/07	07/21/14	5,000,000	4.885	1 Time Call	07/21/11
03/09/07	03/09/12	4,700,000	4.286	Multi-Call	06/09/08 and quarterly thereafter
05/24/07	05/24/17	7,900,000	4.375	Multi-Call	05/27/08 and quarterly thereafter
06/29/07	06/29/12	5,000,000	4.945	1 Time Call	06/29/09
07/25/07	07/25/17	5,000,000	4.396	Multi-Call	07/25/08 and quarterly thereafter
11/16/07	11/16/11	5,000,000	3.745	Multi-Call	11/17/08 and quarterly thereafter

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Other Borrowed Money –The Company had $14.4 million and $12.8 million in other borrowings (non-FHLB advances) at December 31, 2008 and March 31, 2008, respectively.  These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts and the current balance on a revolving line of credit with another financial institution.

At December 31, 2008 and March 31, 2008, short-term repurchase agreements were $9.6 million and $9.8 million, respectively. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At December 31, 2008 and March 31, 2008, the interest rate paid on the repurchase agreements was 1.34% and 3.01%, respectively.  The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $24.9 million and $25.1 million, respectively at December 31, 2008.

At December 31, 2008 and March 31, 2008, the balance on the line of credit was $4.8 million and $3.0 million, respectively. This $10.0 million unsecured line of credit has an interest rate equal to one month LIBOR plus 2.0% and matures on April 1, 2009.

Mandatorily Redeemable Financial Instrument – On June 30, 2006, the Company recorded a $1.4 million mandatorily redeemable financial instrument as a result of the acquisition of the Collier-Jennings Companies. The shareholder of Collier-Jennings Companies received cash and was issued stock in the Company to settle the acquisition.  The Company will release the shares to the shareholder of Collier-Jennings Companies over a three-year period.  The stock is mandatorily redeemable at the option of the shareholder of Collier-Jennings Companies in cumulative increments of 20% per year for a five-year period at the greater of $26 per share or one and one-half times the book value per common share of the Company’s stock.  As of December 31, 2008 the shareholder had not elected to redeem any of the shares.

Junior Subordinated Debentures – On September 21, 2006, Security Federal Statutory Trust (the “Trust”), a wholly-owned subsidiary of the Company, issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”), which are reported on the consolidated balance sheet as junior subordinated debentures, generating proceeds of $5.0 million. The Trust loaned these proceeds to the Company to use for general corporate purposes, primarily to provide capital to the Bank.

The Capital Securities accrue and pay distributions annually at a rate per annum equal to a blended rate of 5.29% at December 31, 2008.  One-half of the Capital Securities issued in the transaction have a fixed rate of 6.88% and the remaining half has a floating rate of three-month LIBOR plus 170 basis points, which was 3.70% at December 31, 2008. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of December 15, 2036. The Company has no current intention to exercise its right to defer payments of interest on the Capital Securities.

The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, and or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part, on or after
September 15, 2011. The Company may also redeem the capital securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium

Equity – Shareholders’ equity increased $17.8 million or 37.4% to $65.2 million at December 31, 2008 from $47.5 million at March 31, 2008 primarily as a result of the issuance of $18.0 million in senior preferred stock and warrants in conjunction with the Treasury’s Capital Purchase Program. See the section below entitled “Recent Developments” for more information concerning this transaction. Accumulated other comprehensive income, net of tax, decreased $362,000 to $2.0 million at December 31, 2008 from $2.4 million at March 31, 2008.  The Company’s net income available to common shareholders for the nine-month period was $2.0 million.  During this nine month period, the Board of Directors of the Company declared the 70th, 71st, and 72nd consecutive quarterly dividend, which was $.08 per share, in April, August, and October 2008, which totaled $601,000.  Book value per common share was $19.22 at December 31, 2008 compared to $18.76 at March 31, 2008.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Non-performing Assets.  The following table sets forth detailed information concerning our non-performing assets for the periods indicated:

	At December 31, 2008		At March 31, 2008		$ Increase	% Increase
	Amount	Percent (1)	Amount	Percent (1)	(Decrease)	(Decrease)
Loans 90 days or more past due or non-accrual loans:
1-4 family real estate	$1,541,548	0.3%	$609,336	0.1%	$932,212	153.0%
Real estate construction	2,774,781	0.5	−	0.0	2,774,781	100.0
Consumer	940,167	0.2	415,796	0.1	524,371	126.1
Commercial business & real estate	5,813,627	1.0	4,994,249	0.9	819,378	16.4
Total non-performing loans	11,070,123	1.8	6,019,381	1.1	5,050,742	83.9

Other non-performing assets
Repossessed assets	−	−	6,000	0.0	(6,000)	(100.0)
Real estate owned	661,640	0.1	761,096	0.1	(99,456)	(13.1)
Total other non-performing assets	661,640	0.1	767,096	0.1	(105,456)	(13.7)

Total non-performing assets	$11,731,763	1.9%	$6,786,477	1.3%	$4,945,286	72.9%

Total non-performing assets as a percentage of total assets	1.3%		0.8%

(1) Percent of gross loans receivable, net of deferred fees and loans in process and loans held for sale

The Company’s non-performing assets increased $4.9 million to $11.7 million at December 31, 2008 from $6.8 million at March 31, 2008.  The increase was primarily the result of cash flow problems experienced by six local residential builders resulting in their inability to meet the debt service requirements of their loans.  The Company also experienced a slight increase in non-performing one- to four- family real estate loans as a result of the general deteriorating conditions in the local economy including rising unemployment rates and declining housing markets.

The Company classified $2.8 million in real estate construction loans and $861,000 in commercial business and real estate loans associated with six local builders as non-performing during the period. This amount was comprised of the following:  $719,000 relates to a commercial building and related equipment in Chapin, South Carolina along with $318,000 related to two developed one- to four -family homes occupied by renters also in the Midlands area of South Carolina,  $183,000 is a developed one-to four-family residential lot in North Augusta, South Carolina, and the remaining $2.4 million relates to seven one- to four-family residential houses in varying stages of completion (i.e., developed lots to completed homes) located in North Augusta, Columbia and Lexington, South Carolina and Evans, Georgia.

The cumulative interest not accrued during the quarter relating to all non-performing loans totaled $184,000, while the total for the nine months ended December 31, 2008 was $437,000. We intend to work with our builders and other borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Recent Developments

On December 19, 2008, as part of the Troubled Asset Relief Capital Purchase Program of the U.S. Department of the Treasury (“Treasury”), the Company sold to Treasury 18,000 shares of Cumulative Perpetual Preferred Stock, Series A and a warrant to purchase 137,966 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $18.0 million in cash to the Treasury.  The Company allocated $17.6 million of the total purchase price to preferred stock and the remaining $400,000 to the warrant based on the relative fair values of each.

The preferred stock requires cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Company has the option to redeem the preferred stock after three years. Prior to the end of three years, the preferred stock may be redeemed only with proceeds from a qualifying equity offering. The warrant has a 10-year term and is currently exercisable with an exercise price equal to $19.57 per share of common stock. The Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant that it holds.

The agreement also subjects the Company to certain executive compensation limitations included in the EESA and restricts the Company from increasing dividends from the last quarterly cash dividend per share ($0.08) declared on its common stock prior to December 19, 2008. These restrictions will terminate on the earlier of December 19, 2011 or the date on which the preferred stock is redeemed in whole or transferred fully by the Treasury to a third party.

Security Federal Corporation and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

Net Income - Net income available to common shareholders decreased $578,000 or 55.6% to $462,000 for the three months ended December 31, 2008 compared to $1.0 million for the three months ended December 31, 2007. The decrease in net income was primarily the result of a decrease in net interest margin, the Company’s decision to increase the provision for loan losses as a result of the weakening economy and increases in its nonperforming loans and an increase in general and administrative expenses attributable to costs associated with the Company’s recent expansion into two new market areas.

Net Interest Income - The precipitous decline in interest rates in recent quarters in conjunction with the Federal Reserve’s decision to lower interest rates during the current quarter, continued to negatively impact the Bank’s net interest margin during the quarter ended December 31, 2008. This significant decrease in addition to the Bank’s efforts to maintain competitive deposit rates within its primary market area resulted in a nine basis point decrease in net interest margin to 2.52% for the quarter ended December 31, 2008 compared to 2.61% for the comparable period in the previous year.

Despite the compression in the Company’s margin, net interest income increased $513,000 or 10.3% to $5.5 million during the three months ended December 31, 2008, compared to $5.0 million for the same period in 2007, as a result of a decrease in interest expense offset in part by a decrease in interest income. During the three months ended December 31, 2008, average interest earning assets increased $107.6 million to $870.4 million while average interest-bearing liabilities increased $108.6 million to $826.4 million.  The interest rate spread remained constant at 2.36% during the three months ended December 31, 2008 and 2007, respectively.

Interest Income - Total interest income decreased $483,000 or 3.8% to $12.3 million during the three months ended December 31, 2008 from $12.7 million for the same period in 2007.  Total interest income on loans decreased $417,000 or 4.4% to $9.0 million during the three months ended December 31, 2008 compared to $9.4 million for the same period in 2007 as a result of the yield on the loan portfolio decreasing 150 basis points offset in part by the average loan portfolio balance increasing $94.8 million.  Interest income from mortgage-backed securities increased $622,000 or 32.1% to $2.6 million as a result of an increase in the average balance of the portfolio offset slightly by a decrease in the yield.  Interest income from investment securities decreased $671,000 or 49.1% to $695,000 as a result of a decrease in the average balance and yield of the investments portfolio.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended December 31, 2008 and 2007:

	Three Months Ended December 31,
	2008		2007
	Average Balance	Yield	Average Balance	Yield	Increase (Decrease) In Interest And Dividend Income From 2007
Loans Receivable, Net	$590,171,933	6.10%	$495,376,936	7.60%	$(417,147)
Mortgage-Backed Securities	212,464,776	4.82	140,981,296	5.50	621,596
Investments	64,393,513	4.31	124,623,250	4.38	(671,072)
Overnight Time	3,352,759	0.09	1,845,087	3.75	(16,548)
Total Interest-Earning Assets	$870,382,981	5.63%	$762,826,569	6.68%	$(483,171)

Interest Expense - Total interest expense decreased $996,000 or 12.8% to $6.8 million during the three months ended December 31, 2008 compared to $7.8 million for the same period one-year earlier. The decrease in total interest expense was attributable to decreases in interest rates paid offset partially by an increase in the average balances of interest-bearing liabilities.

Interest expense on deposits decreased $907,000 or 16.3% to $4.7 million during the three months ended December 31, 2008 compared to $5.6 million for the same period one-year earlier. The decrease was attributable to a 99 basis point decrease in the cost of deposits offset by an increase in the average interest bearing deposits of $49.7 million when compared to the cost and average balance in the three months ended December 31, 2007. Interest expense on advances and other borrowings decreased $70,000 or 3.4% as a result of the cost of borrowings decreasing 122 basis points and average total borrowings outstanding increasing $58.9 million to $243.7 million during the 2008 period compared to $184.8 million during 2007.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Interest expense on junior subordinated debentures was $74,000 for the three months ended December 31, 2008 compared to $93,000 for the same period one year ago.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended December 31, 2008 and 2007:

	Three Months Ended December 31,
	2008		2007
	Average Balance	Yield	Average Balance	Yield	Decrease In Interest Expense From 2007
Now And Money Market Accounts	$202,314,408	2.21%	$203,523,577	3.15%	$(488,101)
Passbook Accounts	15,660,153	0.69	15,671,523	0.98	(11,553)
Certificate Accounts	359,534,279	3.92	308,615,496	5.09	(407,252)
FHLB Advances And Other Borrowed Money	243,724,712	3.32	184,848,789	4.54	(70,272)
Junior Subordinated Debentures	5,155,000	5.75	5,155,000	7.24	(19,127)
Total Interest-Bearing Liabilities	$826,388,552	3.27%	$717,814,385	4.32%	$(996,305)

Provision for Loan Losses - The amount of the provision is determined by management’s on-going monthly analysis of the loan portfolio.  Management uses multiple methods to measure the estimate of the adequacy of the allowance for loan losses.  These methods incorporate percentage of classified loans, five-year averages of historical loan losses in each loan category and current economic trends, and the assignment of percentage targets of reserves in each loan category.  The Company also considers subjective factors such as changes in local and national economic conditions, industry trends, the composition and volume of the loan portfolio, credit concentrations, lending policies, and the experience and ability of the staff and Board of Directors.

Conditions in the local and national economy continued to deteriorate during the quarter ended December 31, 2008 as a result of the recession. Rising unemployment rates and further decline in the housing market negatively impacted borrowers’ ability to repay their loan obligations. The Bank’s provision for loan losses was $525,000 and $150,000 during the three months ended December 31, 2008 and 2007, respectively. The $375,000 increase reflects the Company’s concern for deteriorating economic conditions in the local economy coupled with an increase in non-performing assets within its loan portfolio.

The following table details selected activity associated with the allowance for loan losses for the three months ended December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Beginning Balance	$8,263,335	$7,564,211
Provision	525,000	150,000
Charge-offs	(132,819)	(144,482)
Recoveries	18,011	78,647
Ending Balance	$8,673,527	$7,648,376

Allowance For Loan Losses As A Percentage Of Gross Loans Receivable And Loans Held For Sale At The End Of The Period	1.43%	1.51%
Allowance For Loan Losses As A Percentage Of Impaired Loans At The End Of The Period	73.20%	557.82%
Impaired Loans	11,849,874	1,371,125
Non-accrual Loans And 90 Days Or More Past Due Loans As A Percentage Of Gross Loans Receivable And Loans Held For Sale At The End Of The Period	1.83%	0.73%
Loans Receivable, Net	$597,321,830	$500,091,429

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Non-performing assets, which consisted of 70 non-accrual loans and nine repossessed properties, increased $4.9 million to $11.7 million at December 31, 2008 from $6.8 million at March 31, 2008. Despite this increase, non-performing assets comprised less than 2% of gross loans at December 31, 2008 and March 31, 2008, respectively. The Bank also maintained relatively low and stable trends related to net charge-offs. Annualized net charge-offs as a percent of gross loans were 0.08% for the three months ended December 31, 2008 compared to 0.02% for the year ended March 31, 2008 and 0.05% for the three months ended December 31, 2007. Management of the Bank continues to be concerned about current market conditions and closely monitors the loan portfolio on an ongoing basis to proactively identify any potential issues.

Non-accrual loans and loans 90 days or more past due increased $5.1 million to $11.1 million at December 31, 2008 when compared to $6.0 million at March 31, 2008. The increase was primarily attributable to a slowing down of the residential real estate market and the overall deterioration of economic conditions in the Company’s market area. The Company does not have a sub-prime lending program therefore this increase was not a direct result of the sub-prime lending crisis.

Non-Interest Income - Non-interest income remained relatively stable at $1.0 million for the three months ended December 31, 2008 and 2007.  The following table provides a detailed analysis of the changes in the components of non-interest income:

	Three Months Ended December 31,		Increase (Decrease)
	2008	2007	Amounts	Percent
Gain On Sale Of Loans	$107,726	$134,732	$(27,005)	(20.04)%
Service Fees On Deposit Accounts	293,327	307,045	(13,719)	(4.47)
Income From Cash Value Of Life Insurance	90,000	92,246	(2,246)	(2.43)
Commissions On Insurance	141,771	145,148	(3,378)	(2.33)
Other Agency Income	85,633	19,670	65,963	335.34
Trust Income	105,000	102,000	3,000	2.94
Other	196,893	227,250	(30,356)	(13.36)
Total Non-Interest Income	$1,020,350	$1,028,091	$(7,741)	(0.75)%

Gain on sale of loans decreased $27,000 or 20.0% to $108,000 for the three months ended December 31, 2008 when compared to the same period one year ago. Service fees on deposit accounts decreased $14,000 or 4.5% to $293,000 for the three months ended December 31, 2008 compared to $307,000 for the same three month period one-year earlier. This decrease can be attributable to decreases in the average balance in now and money market accounts and passbook accounts during the period offset slightly by an increase in the number of accounts.

Income from the cash value of life insurance was $90,000 for the three months ended December 31, 2008 compared to $92,000 during the same period one year ago. This decrease was the result of a decrease in the cash surrender value offset by an increase in the balance of bank owned life insurance as a result of the Company’s purchase of additional insurance for certain officers of the Company during the period.

Commissions from insurance and other agency income increased $63,000 to $227,000 during the quarter ended December 31, 2008 when compared to the same quarter one year ago. The increase can be attributed primarily to the growth and expansion of the Bank’s insurance subsidiary. Trust income increased $3,000 to $105,000 during the period compared to $102,000 for the same period one year ago.

Other miscellaneous income including credit life insurance commissions, safe deposit rental income, annuity and stock brokerage commissions, and other miscellaneous fees, decreased $30,000 to $197,000 during the three months ended December 31, 2008 compared to $227,000 during the same period one year ago.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

General And Administrative Expenses – General and administrative expenses increased $917,000 or 21.2% to $5.2 million for the three months ended December 31, 2008 from $4.3 million for the same period one year ago.  The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

	Three Months Ended December 31,		Increase
	2008	2007	Amounts	Percent
Salaries And Employee Benefits	$2,949,973	$2,660,655	$289,319	10.87%
Occupancy	500,193	425,489	74,703	17.56
Advertising	155,088	80,857	74,231	91.80
Depreciation And Maintenance Of Equipment	380,470	333,985	46,485	13.92
FDIC Insurance Premiums	201,882	15,402	186,480	1,210.78
Amortization of Intangibles	22,500	22,500	−	−
Mandatorily Redeemable Financial Instrument Valuation Expense	45,000	−	45,000	100.00
Other	989,397	789,044	200,353	25.39
Total General And Administrative Expenses	$5,244,503	$4,327,932	$916,571	21.18%

Salary and employee benefits increased $289,000 to $2.9 million for the three months ended December 31, 2008 from $2.7 million for the same period one year ago.  Occupancy increased $75,000 or 17.6% to $500,000 for the three months ended December 31, 2008 when compared to $425,000 for the same period a year ago. The majority of the increases in salary and employee benefits and occupancy are the result of hiring additional staff to handle the Company’s growth including expansion into the two new market areas of Richland County, South Carolina and Columbia County, Georgia.

Advertising expense increased $74,000 to $155,000 for the three months ended December 31, 2008 from $81,000 for the same period one year ago. The increase was attributable to the Company using more print media advertising to attract deposits within its new market areas and to promote the insurance subsidiary.  Depreciation and maintenance of equipment increased to $380,000 for the three months ended December 31, 2008 from $334,000 for the same period one-year prior.

FDIC insurance premiums increased $186,000 or 1,210.8% to $202,000 for the three month period ended December 31, 2008 when compared to the same period a year ago. Previously, the Bank was benefiting from a one-time credit assessment made available by the Federal Deposit Insurance Reform Act of 2005. The credit assessment amount was applied to reduce the Bank’s quarterly deposit insurance assessments, which was exhausted during the quarter ended June 30, 2008.

 Mandatorily redeemable financial instrument valuation expense was $45,000 for the three months ended December 31, 2008 compared to no expense for the same period one year earlier. Based on its terms, the mandatorily redeemable financial instrument is redeemable at the greater of $26 per share or one and a half times the book value per common share of the Company which equaled $28.83 at December 31, 2008. The Company recorded a valuation expense to properly reflect the fair value of the instrument at December 31, 2008 based on the book value.

Other general and administrative expenses increased $200,000 or 25.4% to $989,000 when compared to $789,000 for the same period one year ago.

Provision For Income Taxes – Provision for income taxes decreased $235,000 or 48.2% to $253,000 for the three months ended December 31, 2008 from $488,000 for the same period one year ago as a result of reduced taxable income.  Income before income taxes was $742,000 and $1.5 million, respectively for the three months ended December 31, 2008 and 2007. The Company’s combined federal and state effective income tax rate for the current quarter was 34.1% compared to 31.9% for the same quarter one year ago.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007

Net Income - Net income available to common shareholders decreased $1.2 million or 37.2% to $2.0 million for the nine months ended December 31, 2008 compared to $3.3 million for the nine months ended December 31, 2007.  The decrease in net income was primarily the result of compression of the net interest margin in conjunction with the Company’s decision to increase the provision for loan losses as a result of the weakening economy and increases in non-performing assets and an increase in general and administrative expenses attributable to costs associated with the Company’s recent expansion into two new market areas.  These factors were offset slightly by an increase in non-interest income.

Net Interest Income - The Federal Reserve’s precipitous decline in interest rates in recent quarters continued to negatively impact the Bank’s interest rate margin during the period ended December 31, 2008. This significant decrease in addition to the Bank’s efforts to maintain competitive deposit rates within its primary market area resulted in a 17 basis point decrease in net interest margin to 2.56% for the nine months ended December 31, 2008 compared to 2.73% for the comparable period in the previous year.

Despite the compression in the Company’s margin, net interest income increased $963,000 or 6.4% to $16.1 million during the nine months ended December 31, 2008, compared to $15.1 million for the same period in 2007. The increase was a result of a decrease in interest expense offset in part by a decrease in interest income.  Average interest earning assets increased $99.2 million to $836.6 million while average interest-bearing liabilities increased $102.6 million to $794.1 million.  The interest rate spread was 2.39% and 2.47% during the nine months ended December 31, 2008 and 2007, respectively.

Interest Income - Total interest income decreased $861,000 or 2.3% to $36.4 million during the nine months ended December 31, 2008 from $37.3 million for the same period in 2007.  Total interest income on loans decreased $1.1 million or 4.1% to $26.5 million during the nine months ended December 31, 2008, compared to $27.6 million for the same period in 2007. The decrease was a result of the yield in the loan portfolio decreasing 147 basis points offset in part by the average loan portfolio balance increasing $85.7 million.

Interest income from mortgage-backed securities increased $2.5 million or 50.4% to $7.6 million as a result of an increase in the average balance of the portfolio of $73.0 million, despite a decrease in the yield of the mortgage-backed securities portfolio.  Interest income from investment securities decreased $2.2 million or 48.5% to $2.4 million as a result of a decrease in the yield and average balance of the investment securities portfolio.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the nine months ended December 31, 2008 and 2007:

	Nine Months Ended December 31,
	2008		2007
	Average Balance	Yield	Average Balance	Yield	Increase (Decrease) In Interest And Dividend Income From 2007
Loans Receivable, Net	$558,021,225	6.33%	$472,350,077	7.80%	$(1,142,066)
Mortgage-Backed Securities	209,265,802	4.83	136,239,152	4.93	2,538,671
Investments	67,408,412	4.67	127,408,732	4.80	(2,221,839)
Overnight Time	1,931,124	0.68	1,435,612	4.20	(35,173)
Total Interest-Earning Assets	$836,626,563	5.81%	$737,433,573	6.74%	$(860,607)

Interest Expense - Total interest expense decreased $1.8 million or 8.2% to $20.4 million during the nine months ended December 31, 2008 compared to $22.2 million for the same period one year earlier.  The decrease in total interest expense was attributable to the decreases in short-term interest rates paid despite an increase in the total amount of interest-bearing deposits and borrowings. Interest expense on deposits decreased $2.0 million or 12.6% during the period as average interest bearing deposits grew $51.5 million compared to the average balance in the nine months ended December 31, 2007 while the cost of interest bearing deposits decreased 86 basis points.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Interest expense on advances and other borrowings increased $230,000 or 3.8% despite the cost of borrowings decreasing 86 basis points because average total borrowings outstanding increased approximately $51.1 million to $230.6 million during the nine months ended December 31, 2008 compared to the same period in 2007.

Interest expense on junior subordinated debentures was $223,000 for the nine months ended December 31, 2008 compared to $276,000 for the same period one year ago.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the nine months ended December 31, 2008 and 2007:
	Nine Months Ended December 31,
	2008		2007
	Average Balance	Yield	Average Balance	Yield	Increase (Decrease) In Interest Expense From 2007
Now And Money Market Accounts	$202,900,887	1.98%	$205,550,000	3.20%	$(1,925,040)
Passbook Accounts	16,106,786	0.75	16,479,117	0.98	(30,940)
Certificate Accounts	339,425,711	4.22	284,859,916	5.05	(44,705)
FHLB Advances And Other Borrowed Money	230,557,226	3.63	179,454,602	4.49	230,188
Junior Subordinated Debentures	5,155,000	5.77	5,155,000	7.15	(53,233)
Total Interest-Bearing Liabilities	$794,145,610	3.42%	$691,498,635	4.28%	$(1,823,730)

Provision for Loan Losses - Problems associated with deteriorating asset quality, the sub prime lending and credit crisis, and the overall volatility in the financial markets continued to plague the banking industry during the period. Although the Company did not participate in sub prime lending, it was indirectly impacted by these events and the general condition of the national and local economies.  The provision for loan losses was $1.0 million for the nine months ended December 31, 2008 compared to $450,000 for the same period in the prior year. This increase reflects the Company’s concern for deteriorating economic conditions in the local economy coupled with an increase in non-performing assets within its loan portfolio.

The following table details selected activity associated with the allowance for loan losses for the nine months ended December 31, 2008 and 2007.

	December 31, 2008	December 31, 2007
Beginning Balance	$8,066,762	$7,296,791
Provision	1,025,000	450,000
Charge-offs	(444,409)	(212,893)
Recoveries	26,174	114,478
Ending Balance	$8,673,527	$7,648,376

Allowance For Loan Losses As A Percentage Of Gross Loans Receivable And Loans Held For Sale At The End Of The Period	1.43%	1.51%
Allowance For Loan Losses As A Percentage Of Impaired Loans At The End Of The Period	73.20%	557.82%
Impaired Loans	11,849,874	1,371,125
Nonaccrual Loans And 90 Days Or More Past Due Loans As A Percentage Of Gross Loans Receivable And Loans Held For Sale At The End Of The Period	1.83%	0.73%
Loans Receivable, Net	$597,321,830	$500,091,429

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Non-Interest Income - Non-interest income increased $64,000 or 2.0% to $3.2 million for the nine months ended December 31, 2008 from $3.1 million for the same period one year ago.  The following table provides a detailed analysis of the changes in the components of non-interest income:

	Nine Months Ended December 31,			Increase (Decrease)
	2008	2007		Amounts	Percent
Gain On Sale Of Investments	$126,440	$	−	$126,440	100.00%
Gain On Sale Of Loans	335,444		416,303	(80,858)	(19.42)
Service Fees On Deposit Accounts	850,720		957,790	(107,071)	(11.18)
Income From Cash Value Of Life Insurance	268,492		241,447	27,045	11.20
Commissions From Insurance Agency	474,901		464,309	10,591	2.28
Other Agency Income	208,651		75,838	132,813	175.13
Trust Income	315,000		340,625	(25,625)	(7.52)
Other	622,512		641,747	(19,234)	(3.00)
Total Non-Interest Income	$3,202,160		$3,138,059	$64,101	2.04%

Gain on sale of investments was $126,000 for the nine months ended December 31, 2008 compared to no gain in the comparable period in the prior year as a result of the sale of 11 securities. Gain on sale of loans decreased $81,000 or 19.4% to $335,000 for the nine month period ended December 31, 2008 compared to $416,000 for the same period one year ago.

Service fees on deposit accounts decreased $107,000 to $851,000 for the nine months ended December 31, 2008 from $958,000 for the comparable period in the prior year. This decrease can be attributable to a decrease in the average balance in now and money market accounts and passbook accounts of $3.0 million during the nine month period when compared to the same period in the prior year offset slightly by an increase in the number of accounts for the same period.

Income from cash value of life insurance increased $27,000 to $268,000 for the nine months ended December 31, 2008 from $241,000 during the same period one year ago.  This increase was the result of the Company purchasing bank owned life insurance for certain officers of the Company offset slightly by decreases in the cash surrender value.

Trust income decreased $26,000 to $315,000 during the nine months ended December 31, 2008 compared to $341,000 for the same period in the prior year as a result of a decrease in market values of the underlying trust accounts. The Bank earns trust fees as a percentage of the market value of each trust account.

Commissions from insurance and other agency income increased $143,000 to $684,000 during the nine months ended December 31, 2008 compared to $540,000 during the same period one year ago.  This increase was attributable to growth and expansion of the Bank’s insurance subsidiary. Other miscellaneous income including credit life insurance commissions, safe deposit rental income, annuity and stock brokerage commissions, and other miscellaneous fees, decreased $19,000 to $623,000 during the nine months ended December 31, 2008 compared to $642,000 during the same period one year ago.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

General And Administrative Expenses – General and administrative expenses increased $2.2 million or 16.8% to $15.1 million for the nine months ended December 31, 2008 from $13.0 million for the same period one year ago.  The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

	Nine Months Ended December 31,		Increase
	2008	2007	Amounts	Percent
Salaries And Employee Benefits	$8,565,480	$7,858,206	$707,275	9.00%
Occupancy	1,490,879	1,293,602	197,276	15.25
Advertising	402,765	270,278	132,487	49.02
Depreciation And Maintenance Of Equipment	1,222,304	990,601	231,703	23.39
FDIC Insurance Premiums	549,227	45,599	503,628	1,104.48
Amortization of Intangibles	67,500	67,500	−	−
Mandatorily Redeemable Financial Instrument Valuation Expense	105,000	−	105,000	100.00
Other	2,738,726	2,434,592	304,134	12.49
Total General And Administrative Expenses	$15,141,881	$12,960,378	$2,181,503	16.83%

Salary and employee benefits increased $707,000 to $8.6 million for the nine months ended December 31, 2008 from $7.9 million for the same period one year ago.  Occupancy increased $197,000 or 15.3% to $1.5 million for the nine month period ended December 31, 2008 when compared to $1.3 million for the same period one year ago. The majority of the increases in salary and employee benefits and occupancy are the result of hiring additional staff in connection with the Company’s expansion into the two new market areas of Richland County, South Carolina and Columbia County, Georgia. Depreciation and maintenance expense increased $232,000 or 23.4% to $1.2 million for the nine months ended December 31, 2008 from $991,000 for the same period one year ago primarily as a result of the Company’s recent expansion and additional locations.

Advertising expense increased $132,000 to $403,000 for the nine months ended December 31, 2008 from $270,000 for the same period one year ago.  The increase was attributable to the Company using more print media advertising to attract deposits specifically in its new market areas and to promote the Bank’s insurance subsidiary. FDIC insurance premiums increased $504,000 or 1,104.5% to $549,000 for the nine month period ended December 31, 2008 when compared to the same period a year ago. Previously, the Bank was benefiting from a one-time credit assessment made available by the Federal Deposit Insurance Reform Act of 2005. The credit assessment amount was applied to reduce the Bank’s quarterly deposit insurance assessments, which was exhausted during the quarter ended June 30, 2008.

Mandatorily redeemable financial instrument valuation expense was $105,000 for the nine months ended December 31, 2008 compared to no expense for the same period one year earlier. Based on its terms, the mandatorily redeemable financial instrument is redeemable at the greater of $26 per share or one and a half times the book value per common share of the Company which equated to $28.83 at December 31, 2008. The Company recorded a valuation expense to properly reflect the fair value of the instrument at December 31, 2008 based on the book value.

Provision For Income Taxes – Provision for income taxes decreased $541,000 or 34.3% to $1.0 million for the nine months ended December 31, 2008 compared to $1.6 million for the nine months ended December 31, 2007 as a result of reduced taxable income.

Income before income taxes was $3.1 million for the nine months ended December 31, 2008 compared to $4.8 million for the nine months ended December 31, 2007.  The Company’s combined federal and state effective income tax rate for the nine months ended December 31, 2008 was 33.3% compared to 32.6% for the same period one year ago.

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

During the nine months ended December 31, 2008 loan disbursements exceeded loan repayments resulting in a $79.4 million or 15.3% increase in total net loans receivable.  During the nine months ended December 31, 2008, deposits increased $29.8 million, the Company drew $1.8 million on a line of credit with another financial institution and FHLB advances increased $45.5 million. The Company also received $18.0 million through the issuance of preferred stock through the Treasury’s Capital Purchase Program. The Bank had $44.4 million in additional borrowing capacity at the FHLB and $5.2 million remaining on the line of credit at the end of the period.  At December 31, 2008, the Bank had $321.9 million of certificates of deposit maturing within one year.  Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2008.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused lines of credit	$1,502	$3,483	$35,505	$40,490	$38,222	$78,712
Standby letters of credit	41	122	643	806	−	806
Total	$1,543	$3,605	$36,148	$41,296	$38,222	$79,518

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

The Company’s profitability is affected by fluctuations in the market interest rate.  Management’s goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings.  A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent or on the same basis.  The Company monitors the impact of changes in interest rates on its net interest income using a test that measures the impact on net interest income and net portfolio value of an immediate change in interest rates in 100 basis point increments and by measuring the Bank’s interest sensitivity gap (“Gap”).  Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts.  Gap is the amount of interest sensitive assets repricing or maturing over the next twelve months compared to the amount of interest sensitive liabilities maturing or repricing in the same time period.  Recent net portfolio value reports furnished by the OTS indicate that the Bank’s interest rate risk sensitivity has increased slightly over the past year.  When interest rates rise 100, 200, or 300 basis points, our net interest income and net portfolio value decreases because the rate we earn on our interest-earning assets does not increase as rapidly as the rates we would pay on our interest-bearing liabilities.

For the nine months ended December 31, 2008, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.39%.  For the year ended March 31, 2008, the interest rate spread was 2.44%.  The Federal Reserve’s recent interest rate decreases resulted in lower yields on adjustable rate assets while intense competition in the marketplace continued to affect the interest rates paid on deposits. In addition, the Bank’s liabilities tend to re-price at a more gradual rate than its assets.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2008 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls: During the quarter ended December 31, 2008, no change occurred in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Security Federal Corporation and Subsidiaries

Item 4. Controls and Procedures, Continued

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Risks Related to the United States Financial Industry

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

$	We potentially face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

$
Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite our customers become less predictive of future behaviors.

$
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

$	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

$
We may be required to pay significantly higher Federal Deposit Insurance Corporation premiums because market developments have significantly depleted the insurance fund of the Federal Deposit Insurance Corporation and reduced the ratio of reserves to insured deposits.

Recently enacted legislation and other measures undertaken by the Treasury, the Federal Reserve and other governmental agencies may not help stabilize the U.S. financial system or improve the housing market.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008, or the EESA, which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program, or TARP.

Security Federal Corporation and Subsidiaries

Part II: Other Information, Continued

The EESA gives broad authority to the Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other Atroubled assets.@  The EESA includes additional provisions directed at bolstering the economy, including:

$	authority for the Federal Reserve to pay interest on depository institution balances;

$	mortgage loss mitigation and homeowner protection;

$	temporary increase in Federal Deposit Insurance Corporation insurance coverage from $100,000 to $250,000 through December 31, 2009; and

$	authority to the SEC to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

Pursuant to the TARP, the Treasury has the authority to, among other things, purchase up to $700 billion (of which $250 billion is currently available) of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  On November 12, 2008, the Treasury Secretary announced that the Treasury was no longer pursuing a broad plan to purchase illiquid mortgage-related assets, but would continue to examine whether targeted forms of asset purchase can play a useful role.

Shortly following the enactment of the EESA, the Treasury announced the creation of a capital purchase program, or CPP, pursuant to which it proposes to provide access to capital to financial institutions through a standardized program to acquire preferred stock from eligible financial institutions that will serve as Tier I capital.  On December 19, 2008, Security Federal Corporation received a direct equity investment of $18.0 million from the Treasury pursuant to the CPP and is subject to certain restrictions as a result.  See A –Risks Related to Our Common Stock—The securities purchase agreement between us and Treasury limits our ability to pay dividends on and repurchase our common stock.”

The EESA also contains a number of significant employee benefit and executive compensation provisions, some of which apply to employee benefit plans generally, and others of which impose on financial institutions that participate in the TARP program restrictions on executive compensation.

The EESA followed, and has been followed by, numerous actions by the Federal Reserve, Congress, Treasury, the SEC and others to address the currently liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007.  These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the repeated lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

In addition, the Internal Revenue Service, or the IRS, has issued an unprecedented wave of guidance in response to the credit crisis, including a relaxation of limits on the ability of financial institutions that undergo an Aownership change@ to utilize their pre-change net operating losses and net unrealized built-in losses.  The relaxation of these limits may make significantly more attractive the acquisition of financial institutions whose tax basis in their loan portfolios significantly exceeds the fair market value of those portfolios.

Moreover, on October 14, 2008, the Federal Deposit Insurance Corporation announced the establishment of a Temporary Liquidity Guarantee Program, or TLGP, to provide full deposit insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt issued by Federal Deposit Insurance Corporation-insured institutions and their holding companies.  Insured institutions are automatically covered by this program for the period commencing October 14, 2008 and will continue to be covered as long as they did not opt out of the program by December 5, 2008.

Security Federal Corporation and Subsidiaries

Part II: Other Information, Continued

Security Federal Bank did not opt out of the program.  Under the program, the Federal Deposit Insurance Corporation will guarantee timely payment of newly issued senior unsecured debt issued on or before June 30, 2009.  The debt includes all newly issued unsecured senior debt (e.g., promissory notes, commercial paper and inter-bank funding). The aggregate coverage for an institution may not exceed 125% of its debt outstanding on September 30, 2008 that was scheduled to mature before June 30, 2009, or, for certain insured institutions, 2% of liabilities as of September 30, 2008.  The guarantee will extend to June 30, 2012 even if the maturity of the debt is after that date.

The actual impact that the EESA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced is unknown.  The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year.  In recent months, the volatility and disruption has reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers= underlying financial strength.  If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Risks Related to Our Business

Our business is subject to general economic risks that could adversely impact our results of operations and financial condition.

•	Changes in economic conditions, particularly a further economic slowdown in Aiken, Richland, and Lexington Counties in South Carolina and Columbia County in Georgia, could hurt our business.

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control.  In 2007, the housing and real estate sectors experienced an economic slowdown that has continued into 2009.  Further deterioration in economic conditions, in particular within our primary market area real estate markets, could result in the following consequences, among others, any of which could hurt our business materially:

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

Our business activities and credit exposure are primarily concentrated in Aiken, Richland, and Lexington Counties in South Carolina and Columbia County in Georgia.  While we do not have any sub-prime loans, our construction and land loan portfolios, our commercial and multifamily loan portfolios and certain of our other loans have been affected by the downturn in the residential real estate market.  We anticipate that further declines in the estate markets in our primary market area will hurt our business.  As of December 31, 2008, substantially all of our loan portfolio consisted of loans secured by real estate located in Aiken, Richland, and Lexington Counties in South Carolina and Columbia County in Georgia.  If real estate values continue to decline the collateral for our loans will provide less security.  As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans.

Security Federal Corporation and Subsidiaries

Part II: Other Information, Continued

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

For the quarter ended December 31, 2008 we recorded a provision for loan losses of $525,000 compared to $150,000 for the quarter ended December 31, 2007, an increase of $375,000. We are experiencing increasing loan delinquencies and credit losses.  Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the local economy.  In addition, slowing housing sales have been a contributing factor to the increase in non-performing loans as well as the increase in delinquencies.  At December 31, 2008 our total non-performing loans had increased to $11.7 million compared to $3.7 million at December 31, 2007.  If current trends in the housing and real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses.  Moreover, if a recession occurs we expect that it would negatively impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses.  An increase in our credit losses or our provision for loan losses would adversely affect our financial condition and results of operations.

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

Security Federal Corporation and Subsidiaries

Part II: Other Information, Continued

In addition, if we are unable to redeem the Series A Preferred Stock prior to December 19, 2014, the cost of this capital to us will increase substantially on that date, from 5.0% per annum (approximately $900,000 annually) to 9.0% per annum (approximately $1.6 million annually).  Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Stock could have a material negative effect on our liquidity.

•	If external funds were not available, this could adversely impact our growth and prospects.

We rely on retail deposits, brokered deposits, and advances from the Federal Home Loan Bank (“FHLB”) of Atlanta and other borrowings to fund our operations.  At December 31, 2008, we had $223.7 million in FHLB advances. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB of Atlanta or market conditions were to change. In addition, if we fall below the FDIC’s thresholds to be considered “well capitalized” we will be unable to continue with uninterrupted access to the brokered funds markets.

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

The securities purchase agreement between us and Treasury limits our ability to pay dividends on and repurchase our common stock.

The securities purchase agreement between us and Treasury provides that prior to the earlier of (i) December 19, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of Treasury, (a) increase the cash dividend on our common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock (other than the Series A Preferred Stock) or trust preferred securities.  In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock.  These restrictions, together with the potentially dilutive impact of the warrant described in the next risk factor, could have a negative effect on the value of our common stock.   Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce or eliminate our common stock dividend in the future.

The Series A Preferred Stock impacts net income available to our common shareholders and earnings per common share, and the warrant we issued to Treasury may be dilutive to holders of our common stock.

The dividends declared on the Series A Preferred Stock will reduce the net income available to common shareholders and our earnings per common share.  The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of Security Federal Corporation.  Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale to Treasury of the Series A Preferred Stock is exercised.  The shares of common stock underlying the warrant represent approximately 5.3% of the shares of our common stock outstanding as of January 31, 2009 (including the shares issuable upon exercise of the warrant in total shares outstanding).  Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

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

Security Federal Corporation and Subsidiaries

Part II: Other Information, Continued

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

Recently, interest rates dropped quickly and significantly.  Since September 18, 2007, the U.S. Federal Reserve decreased its target for federal funds rate, from 5.25% to 0.25% for a total decrease of 500 basis points.  Sudden significant decreases in these short-term market interest rates negatively impact margins as our assets tend to reprice faster than our liabilities in the short-term.  However, sudden and significant increases in short-term market rates can also adversely affect our net interest margins and the value of our assets.  We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities.  In a changing interest rate environment, we may not be able to manage this risk effectively.  If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

An inadequate allowance for loan losses would reduce our earnings.

We are exposed to the risk that our borrowers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment.  Credit losses are inherent in the lending business and could have a material adverse effect on our operating results.  Volatility and deterioration in the economy may also increase our risk for credit losses.  We evaluate the collectibility of our loan portfolio and provide an allowance for loan losses that we believe is adequate based upon such factors as:

•   cash flow of the borrower and/or the project being financed;

•   in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral;

•   the credit history of a particular borrower;

•   changes in economic and industry conditions; and

•   the duration of the loan.

If our evaluation is incorrect and borrower defaults cause losses exceeding our allowance for loan losses, our earnings may be materially, adversely affected.  Our allowance may not be adequate to cover loan losses inherent in our portfolio.  We may experience losses in our loan portfolio or perceive adverse trends that require us to significantly increase our allowance for loan losses in the future, which would also reduce our earnings.  In addition, our banking regulators, as an integral part of their examination process, may require us to make additional provisions for loan losses.

Our deposit insurance premiums are expected to increase substantially, which will adversely affect our profits.

Our deposit insurance premiums during calendar year 2008 totaled $565,000. These premiums are expected to increase in calendar year 2009 due to recent strains on the FDIC deposit insurance fund due to the cost of large bank failures and increase in the number of troubled banks.  The current rates for FDIC assessments have ranged from 5 to 43 basis points, depending on the health of the insured institution.  The FDIC has proposed increasing that assessment range to 12 to 50 basis points for the first quarter of 2009.  For the remainder of 2009, it has proposed a range of 10 to 45 basis points for institutions that do not trigger risk factors for brokered deposits and unsecured debt and higher rates for those that do trigger those risk factors. The FDIC also proposed that it could increase assessment rates in the future without formal rulemaking.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC, the Federal Reserve, the Office of Thrift Supervision and the Office of the Comptroller of the Currency, have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending.  Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations.

Security Federal Corporation and Subsidiaries

Part II: Other Information, Continued

A financial institution may have a concentration in commercial real estate lending if, among other factors,  (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial  real estate related entities, represent 300% or more of total capital. In addition, the guidance requires in this event that management employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.  We have concluded that we have a concentration in commercial real estate lending under the foregoing standards. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance which could result in additional costs to us.

We are subject to extensive regulation from numerous governmental agencies, which could restrict our activities and impose financial requirements or limitations on the conduct of our business.

We are subject to extensive federal and state regulation and supervision, primarily through Security Federal Bank.  Banking regulations are primarily intended to protect depositors’ funds, the federal deposit insurance fund and the banking system as a whole, not shareholders.  These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things.  Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes.  Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways.  These changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.  While we have policies and procedures designed to prevent any such violations, violations may still occur.

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

Security Federal Corporation and Subsidiaries

Part II: Other Information, Continued

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

Pursuant to the TARP, the Treasury has the authority to, among other things, purchase up to $700 billion (of which $250 billion is currently available) of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  Shortly following the enactment of EESA, the Treasury announced the creation of specific TARP programs to purchase mortgage-backed securities and whole mortgage loans.  In addition, under the TARP, the Treasury created a capital purchase program, pursuant to which it proposes to provide access to capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions that will serve as Tier 1 capital. Security Federal Corporation is participating in this program.

Security Federal Corporation and Subsidiaries

Part II: Other Information, Continued

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

On October 14, 2008, the FDIC announced the establishment of a temporary liquidity guarantee program to provide insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt  issued by financial institutions (such as Security Federal Bank), bank holding companies and savings and loan holding companies (such as Security Federal Corporation).  Financial institutions were automatically covered by this program for the 30-day period commencing October 14, 2008 and will continue to be covered as long as they do not affirmatively opt out of the program.  Security Federal Corporation did not opt out of the program.

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

Security Federal Corporation and Subsidiaries

Part II: Other Information, Continued

Item 2    Unregistered Sales of Equity Securities and Use Of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1 – October 31, 2008	2,449	$20.06	2,449	118,666
November 1 – November 30, 2008	68,399	18.00	68,399	50,267
December 1 – December 31, 2008	200	18.21	200	50,067
Total	71,048	$18.07	71,048	50,067

In August 2008, the Company’s Board of Directors authorized a plan to continue repurchasing shares of the Company’s outstanding common stock. This plan authorized the repurchase of 125,000 shares or 5% of the Company’s outstanding common stock. As of December 31, 2008, 74,933 shares have been repurchased under this program. The Company repurchased 71,048 shares of its outstanding Common Stock under this program during the three months ended December 31, 2008.

TARP Capital Purchase Program: On October 14, 2008, the Treasury announced a voluntary Capital Purchase Program (the “CPP”) under which the Treasury will purchase senior preferred shares from qualifying financial institutions. The plan is part of the $700 billion Emergency Economic Stabilization Act signed into law in October 2008.

On December 19, 2008, pursuant to the CPP established by the Treasury the Company entered into a Letter Agreement, which incorporates by reference the Securities Purchase Agreement — Standard Terms, with the Treasury (the “Agreement”), pursuant to which the Company issued and sold to the Treasury for an aggregate purchase price of $18.0 million in cash, 18,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a ten-year warrant to purchase up to 137,966 shares of common stock, par value $.01 per share, of the Company (“Common Stock”), at an initial exercise price of $19.57 per share, subject to certain anti-dilution and other adjustments (the “Warrant”).

The Series A Preferred Stock will pay cumulative dividends at a rate of 5% per annum on the liquidation preference for the first five years, and thereafter at a rate of 9% per annum. The Series A Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable in the unlikely event of any future liquidation or dissolution of the Company. The Company may redeem the Series A Preferred Stock after three years at a price of $1,000 per share plus accrued and unpaid dividends. The Series A Preferred Stock may not be redeemed during the first three years except with the proceeds from a “qualified equity offering” (as defined in the Agreement). Prior to December 19, 2011, unless the Company has redeemed the Series A Preferred Stock or the Treasury has transferred the Series A Preferred Stock to a third party, the consent of the Treasury will be required for the Company to increase its Common Stock dividend above the amount of the last quarterly cash dividend per share declared on the Common Stock prior to October 14, 2008, or repurchase its Common Stock or other equity or capital securities, other than in certain circumstances specified in the Agreement.

The Warrant is immediately exercisable. The Warrant provides for the adjustment of the exercise price and the number of shares of Common Stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Common Stock, and upon certain issuances of Common Stock at or below a specified price relative to the then-current market price of Common Stock. The Warrant expires ten years from the issuance date. If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than the purchase price of the Series A Preferred Stock from one or more “qualified equity offerings” announced after October 13, 2008, the number of shares of Common Stock issuable pursuant to the Treasury’s exercise of the Warrant will be reduced by one-half of the original number of shares, taking into account all adjustments, underlying the Warrant. Pursuant to the Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

Security Federal Corporation and Subsidiaries

Part II: Other Information, Continued

Item 3     Defaults Upon Senior Securities
None

Item 4     Submission Of Matters To A Vote Of Security Holders
                None

Item 5     Other Information
None

Item 6     Exhibits

3.1	Articles Of Incorporation, as amended (1)
3.2	Articles of Amendment, including Certificate of Designation relating to the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A (2)
3.3	Bylaws (3)
4.1	Instruments defining the rights of security holders, including indentures (4)
4.2	Warrant to purchase shares of the Company’s common stock dated December 19, 2008 (2)
4.3	Letter Agreement (including Securities Purchase Agreement – Standard Terms, attached as Exhibit A) dated December 19, 2008 between the Company and the United States Department of the Treasury (2)
10.1	1993 Salary Continuation Agreements (5)
10.2	Amendment One to 1993 Salary Continuation Agreement (6)
10.3	Form of 2006 Salary Continuation Agreement(7)
10.4	1999 Stock Option Plan (3)
10.5	1987 Stock Option Plan (5)
10.6	2002 Stock Option Plan (8)
10.7	2004 Employee Stock Purchase Plan (9)
10.8	Incentive Compensation Plan (5)
10.9	Form of Security Federal Bank Salary Continuation Agreement (10)
10.10	Form of Security Federal Split Dollar Agreement (10)
10.11	Form of Compensation Modification Agreement (2)
14	Code of Ethics (11)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)	Filed on June 26, 1998, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K on December 23, 2008.
(3)	Filed on March 2, 2000, as an exhibit to the Company’s Registration Statement on Form S-8 and incorporated herein by reference.

(4)	Filed on August 12, 1987, as an exhibit to the Company’s Registration Statement on Form 8-A and incorporated herein by reference.

(5)	Filed on June 28, 1993, as an exhibit to the Company’s Annual Report on Form 10-KSB and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.
(7)	Filed on May 24, 2006 as an exhibit to the Company’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
(8)	Filed on June 19, 2002, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.

(9)	Filed on June 18, 2004, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.

(10)	Filed on May 24, 2006 as an exhibit to the Current Report on Form 8-K and incorporated herein by reference.

Security Federal Corporation and Subsidiaries

Part II: Other Information, Continued

(11)	Filed on June 27, 2007 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated herein by reference.

Security Federal Corporation and Subsidiaries

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.

                                            SECURITY FEDERAL CORPORATION

Date:	February 13, 2009	By:	/s/ Timothy W. Simmons
Timothy W. Simmons
President
Duly Authorized Representative

Date:	February 13, 2009	By:	/s/ Roy G. Lindburg
Roy G. Lindburg
Chief Financial Officer
Duly Authorized Representative