Form 10-K
period 2009-03-31
SECURITY FEDERAL CORP
filed 2009-06-29
CIK 818677

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           ________________________

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended March 31, 2009                OR

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

   Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes       No
    -----    -----

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

   Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer                 Accelerated filer
                         -----                             ------

Non-accelerated filer                   Smaller reporting company   X
                         -----                                    -----

   Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  YES        NO   X
                                                 -----     -----

   As of June 26, 2009, there were issued and outstanding 2,461,090 shares of the registrant's Common Stock, which are traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol "SFDL." The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of September 30, 2008, was $35.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

                     DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of the Registrant's Annual Report to Stockholders for the Fiscal Year Ended March 31, 2009. (Parts I and II)
    2. Portions of the Registrant's Proxy Statement for the 2009 Annual Meeting of Stockholders. (Part III)

                            Forward-Looking Statements

     "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: This Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our strategies. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; adverse changes in the securities markets; results of examinations of us and our bank subsidiary by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach, or the implementation of new technologies may not be successful; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory polices and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; time to lease excess space in Company-owned buildings; and other risks detailed in our reports filed with the Securities and Exchange Commission. Any of the forward-looking statements that we make in this Form 10-K and in the other public statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward- looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements. As used throughout this reort, the terms "we", "our" or "us" refer to Security Federal Corporation and our consolidated subsidiary, Security Federal Bank.

                           Available Information

     The Company provides a link on its investor information page at www.securityfederalbank.com to the Securities and Exchange Commission's ("SEC") website (www.sec.gov) for purposes of providing copies of its annual report to shareholders, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases. These filings are available free of charge and also can be obtained by calling the SEC at 1-800-SEC-0330.

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

     At March 31, 2009, the Company had assets of $984.7 million, deposits of $661.7 million and shareholders' equity of $67.1 million.

     The executive office of the Company is located at 238 Richland Avenue West, Aiken, South Carolina 29801, and its telephone number is (803) 641-3000.

Security Federal Bank
---------------------

     General. Security Federal is a federally chartered stock savings bank headquartered in Aiken, South Carolina. Security Federal, with 13 branch offices in Aiken, Richland and Lexington Counties, South Carolina and Columbia County, Georgia, was originally chartered under the name Aiken Building and Loan Association on March 27, 1922. It received its federal charter and changed its name to Security Federal Savings and Loan Association of Aiken on March 7, 1962, and later changed its name to Security Federal Savings Bank of South Carolina, on November 11, 1986. Effective April 8, 1996, the Bank changed its name to Security Federal Bank. The Bank converted from the mutual to the stock form of organization on October 30, 1987.

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

     The principal business of Security Federal is accepting deposits from the general public and originating loans. The Bank makes mortgage loans to enable borrowers to purchase or refinance one- to four-family residential real estate. The Bank also originates multi-family residential and commercial real estate loans, consumer loans, commercial business loans, as well as construction loans on single family residences, multi-family dwellings and commercial real estate, and loans for the acquisition, development and construction of residential subdivisions and commercial projects. Additional financial services are provided by three of the Bank's wholly owned subsidiaries, Security Federal Insurance, Inc., Security Federal Investments, Inc. and Security Federal Trust, Inc. On April 1, 2009, Security Federal Investments, Inc. and Security Federal Trust, Inc. were liquidated and merged into the Bank. They now operate as divisions within the Bank.

     Security Federal's income is derived primarily from interest and fees earned in connection with its lending activities, and its principal expenses are interest paid on savings deposits and borrowings and operating expenses.

Selected Consolidated Financial Information
-------------------------------------------

     This information is incorporated by reference to page 7 of the 2009 Annual Report to Stockholders ("Annual Report").

Yields Earned and Rates Paid
----------------------------

     This information is incorporated by reference to page 16 of the Annual Report.

Rate/Volume Analysis
--------------------

     This information is incorporated by reference to page 15 of the Annual Report.

Lending Activities
------------------

     General. The primary source of revenue for the Bank is interest and fee income from lending activities. One of the principal lending activities of the Bank is making conventional first mortgage real estate loans to enable borrowers to purchase or refinance one- to four-family residential real property. The Bank also makes multi-family residential and commercial real estate and consumer and commercial business loans. The Bank continues to emphasize the origination of adjustable rate residential mortgage loans, subject to market conditions, for retention in its portfolio. In addition, the Bank originates construction loans on single family residences, multi-family dwellings and commercial real estate, and loans for the acquisition, development and construction of residential subdivisions and commercial projects.

     Residential adjustable rate mortgage loans ("ARMs") constituted approximately 19.0% of the Bank's total outstanding loan portfolio at March 31, 2009.

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

                                                         At March 31,
                    ---------------------------------------------------------------------------------------
                         2009              2008              2007              2006              2005
                    ---------------   ---------------   ---------------   ---------------   ---------------
                    Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent
                    ------  -------   ------  -------   ------  -------   ------  -------   ------  -------
                                                     (Dollars in Thousands)
TYPE OF LOAN:
-------------

Fixed rate loans
----------------
Residential real
 estate............ $ 13,738    2.2% $ 12,036    2.3%  $ 11,620    2.6%  $ 11,594    3.0%  $ 31,336    9.3%
Commercial business
 and commercial
 real estate.......  239,076   38.1   154,558   28.9    126,987   28.2     99,446   25.4     77,202   22.8
Consumer...........   33,881    5.4    37,026    6.9     37,123    8.2     32,342    8.3     27,047    8.0
                    --------  -----  --------  -----   --------  -----   --------  -----   --------  -----
  Total fixed rate
   loans...........  286,695   45.7   203,620   38.1    175,730   39.0    143,382   36.7    135,585   40.1
                    --------  -----  --------  -----   --------  -----   --------  -----   --------  -----
Adjustable rate loans
---------------------
Residential real
 estate............  118,955   19.0   122,123   22.9    115,422   25.7    111,753   28.6     93,564   27.7
Commercial business
 and commercial
 real estate.......  186,359   29.7   178,829   33.4    132,221   29.4    109,768   28.0     85,015   25.2
Consumer...........   35,144    5.6    29,806    5.6     26,687    5.9     26,271    6.7     23,797    7.0
                    --------  -----  --------  -----   --------  -----   --------  -----   --------  -----
  Total adjustable
   rate loans......  340,458   54.3   330,758   61.9    274,330   61.0    247,792   63.3    202,376   59.9
                    --------  -----  --------  -----   --------  -----   --------  -----   --------  -----
  Total loans......  627,153  100.0%  534,378  100.0%   450,060  100.0%   391,174  100.0%   337,961  100.0%
                              =====            =====             =====             =====             =====
Less
----

Loans in process...    5,602            8,064             6,443             9,185            14,627

Deferred fees
 and discounts.....      279              315               281               175               161
Allowance for
 loan losses.......   10,182            8,067             7,297             6,705             6,284
                    --------         --------          --------          --------          --------
  Total loans
   receivable...... $611,090         $517,932          $436,039          $375,109          $316,889
                    ========         ========          ========          ========          ========

    The total amount of loans due after March 31, 2010, which have predetermined or fixed interest rates is
$206.3 million, while the total amount of loans due after that date which have floating or adjustable interest rates is $195.6 million.



    The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages by type of loan, and presents a reconciliation of total loans receivable before net items.
                                                         At March 31,
                    ---------------------------------------------------------------------------------------
                         2009              2008              2007              2006              2005
                    ---------------   ---------------   ---------------   ---------------   ---------------
                    Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent
                    ------  -------   ------  -------   ------  -------   ------  -------   ------  -------
                                                    (Dollars in Thousands)
TYPE OF LOAN:
-------------

Fixed rate loans
----------------

Real Estate Loans:
 Residential real
  estate........... $115,507   18.4% $116,184   21.7%  $109,532   24.3%  $ 99,561   25.4%  $105,516   31.2%
 Owner occupied
  Residential
  construction.....   17,186    2.8    17,975    3.4     17,510    3.9     23,786    6.1     19,384    5.8
                    --------  -----  --------  -----   --------  -----   --------  -----   --------  -----
   Total real estate
    loans..........  132,693   21.2   134,159   25.1    127,042   28.2    123,347   31.5    124,900   37.0
                    --------  -----  --------  -----   --------  -----   --------  -----   --------  -----
Commercial
 business..........   21,032    3.3    22,070    4.1     23,856    5.3     21,772    5.6     20,018    5.9
Commercial real
 estate ...........  392,087   62.5   300,406   56.2    231,663   51.5    186,208   47.6    141,418   41.9
Multi-family.......   12,316    2.0    10,911    2.1      3,689    0.8      1,234    0.3        781    0.2
                    --------  -----  --------  -----   --------  -----   --------  -----   --------  -----
                     425,435   67.8   333,387   62.4    259,208   57.6    209,214   53.5    162,217   48.0
Consumer loans:
 Deposit account...      757    0.1     1,569    0.3      1,647    0.4      1,180    0.3      1,145    0.3
 Home equity
   lines...........   28,298    4.5    22,693    4.2     20,086    4.4     20,059    5.1     16,918    5.0
 Consumer first and
  second mortgages.   12,835    2.1    19,076    3.6     22,868    5.1     22,144    5.7     22,327    6.6
 Premium finance...      532    0.1       778    0.1        892    0.2         --     --         --     --
 Other.............   26,603    4.2    22,716    4.3     18,317    4.1     15,230    3.9     10,454    3.1
                    --------  -----  --------  -----   --------  -----   --------  -----   --------  -----
  Total consumer
   loans...........   69,025   11.0    66,832   12.5     63,810   14.2     58,613   15.0     50,844   15.0
                    --------  -----  --------  -----   --------  -----   --------  -----   --------  -----
    Total loans....  627,153  100.0%  534,378  100.0%   450,060  100.0%   391,174  100.0%   337,961  100.0%
                              =====            =====             =====             =====             =====
Less:
 Loans in process..    5,602            8,064             6,443             9,185            14,627
 Deferred fees
  and discounts....      279              315               281               175               161
 Allowance for
  loan losses......   10,182            8,067             7,297             6,705             6,284
                    --------         --------          --------          --------          --------
   Total loans
    receivable..... $611,090         $517,932          $436,039          $375,109          $316,889
                    ========         ========          ========          ========          ========

    The following schedule illustrates the maturities of Security Federal's loan portfolio at March 31, 2009. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period when the contract is due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                            At March 31, 2009
                               ----------------------------------------------
                                                        Commercial
                                                       Business and
                               Residential              Commercial
                               Real Estate  Consumer   Real Estate    Total
                               -----------  ---------  -----------  --------
                                                (In Thousands)
Six months or less (1)........   $ 11,858   $  6,723    $119,313    $137,894
Over six months to one year...      4,849      3,569      73,378      81,796
Over one year to three years..      1,123      9,023      82,083      92,229
Over three to five years......        769     11,102     103,298     115,169
Over five to ten years........      2,986      7,728      33,206      43,920
Over ten years................    105,506     30,880      14,157     150,543
                                 --------   --------    --------    --------
    Total (2).................   $127,091   $ 69,025    $425,435    $621,551
                                 ========   ========    ========    ========
----------
(1) Includes demand loans, loans having no stated maturity, overdraft loans and equity line of credit loans.
(2) Loan amounts are net of undisbursed funds for loans in process of $5.6 million.

     Loan Originations, Purchases and Sales. The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the years indicated.

                                                Year Ended March 31,
                                ---------------------------------------------
                                  2009     2008      2007      2006     2005
                                -------   -------   -------   ------   ------
                                                   (In Thousands)
Originated:
Adjustable rate - residential
 real estate................. $ 34,571  $ 47,432  $ 40,380  $ 45,259  $ 43,578
Fixed rate - residential
 real estate (1).............   48,689    39,268    30,542    28,946    41,746
Consumer.....................   30,366    31,663    34,748    33,621    29,290
Commercial business and
 commercial real estate......  350,505   311,839   283,749   198,360   134,439
                              --------  --------  --------  --------  --------
  Total consumer/commercial
   business real estate......  380,871   343,502   318,497   231,981   163,729
                              --------  --------  --------  --------  --------
   Total loans originated.... $464,131  $430,202  $389,419  $306,186  $249,053
                              ========  ========  ========  ========  ========
Purchased.................... $     --  $ 15,618  $ 10,200  $  5,060  $  6,536

Acquired in acquisition of
 Collier Jennings Financial
 Corporation................. $     --  $     --  $    708  $     --  $     --

Less:
Sold:
 Fixed rate - residential
  real estate................ $ 45,273  $ 38,502  $ 30,333  $ 29,903  $ 25,957
 Fixed rate - commercial
  real estate................       --     4,695     8,106        --        --
 Adjustable rate -
  commercial real estate.....       --     4,000     3,240     2,300        --
Principal repayments.........  326,083   315,108   299,763   225,830   169,851
Increase (decrease) in other
 items, net..................     (383)    1,622    (2,044)   (5,007)    2,787

Net increase................. $ 93,158  $ 81,893  $ 60,929  $ 58,220  $ 56,994

------------
(1) Includes newly originated fixed rate loans held for sale and construction/permanent loans converted to fixed rate loans and sold.

     In addition to interest earned on loans, the Bank receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for the creation of the loan. The Bank's loan origination fees are generally 1% on conventional residential mortgages, and 0.25% to 1% on commercial real estate loans and commercial business loans. The total fee income (including amounts amortized to income as yield adjustments) for the fiscal year ended March 31, 2009 was $1.3 million.

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

                                       At or For the Year Ended March 31,
                                       ----------------------------------
                                          2009       2008       2007
                                          ----       ----       ----
                                            (Dollars in Thousands)
Net deferred mortgage loan origination
 fees earned during the period (1)......  $ 93       $103       $173

Mortgage loan origination fees earned
 as a percentage of total portfolio
 mortgage loans originated during
 the period.............................   0.3%       0.2%       0.4%

Net deferred mortgage loan origination
 fees in loan portfolio at end of
 period.................................  $103       $115       $114

------------
(1) Includes amounts amortized to interest income as yield adjustments; does not include fees earned on loans sold.

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

    Secondary market sales have been made primarily to Freddie Mac, or other banks or investors. Freddie Mac is a quasi-governmental agency that purchases residential mortgage loans from federally insured financial institutions and certain other lenders. All loans sold to Freddie Mac are without recourse to Security Federal and generally all other loans sold to other investors are without recourse. For the past few years, substantially all loans have been sold on a servicing released basis.

     In fiscal 2009, Security Federal sold $45.3 million in fixed rate residential loans on a servicing released basis in the secondary market.
Loans closed but not yet settled with Freddie Mac or other investors, are carried in the Bank's "loans held for sale" portfolio. At March 31, 2009, the Bank had $5.7 million of loans held for sale. These loans are fixed rate residential loans that have been originated in the Bank's name and have closed. Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Bank's customers. Therefore, these loans present very little market risk for the Bank. The Bank usually delivers to, and receives funding from, the investor within 30 days. Security Federal originates all of its loans held for sale on a "best efforts" basis. Best efforts means that the Bank suffers no penalty if it is unable to deliver a loan to a potential investor.

     The Bank also originates and holds adjustable and fixed rate construction loans. The construction loans are for one year terms. At March 31, 2009, the Bank held $17.2 million, or 2.8% of the total loan portfolio, in construction loans to individuals in its residential portfolio. At March 31, 2009, the Bank also held approximately $6.0 million in longer term fixed rate residential mortgage loans. These loans, which were 1.0% of the entire loan portfolio at March 31, 2009, had converted from ARM loans to fixed rate loans during the previous 60 months, and had remaining maturities of 10 to 29 years. The Bank no longer originates ARM loans with conversion features nor has any loans in its portfolio with conversion features.

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

     Upon receipt of a loan application and all required related information from a prospective borrower, the loan application is submitted for approval or rejection. The residential mortgage loan underwriters approve loans which meet Freddie Mac and Fannie Mae underwriting requirements, not to exceed $417,000 per loan, Federal Housing Administration ("FHA") loans not to exceed $271,050 and Veterans' Administration ("VA") loans not to exceed $417,000. The Chairman of the Company, the Chief Executive Officer of the Bank, or the President of the Bank individually have the authority to approve loans of $500,000 or less, except as set forth above for conforming conventionally underwritten, single family mortgage loans, which are approved by the underwriters. The two Executive Vice Presidents/Lending and the Senior Vice President/Mortgage Lending have the authority to approve loans up to $500,000. Loans in excess of $500,000 up to $1.0 million require the approval of any three of the following: Chairman of the Company, the Chief Executive Officer of the Bank, the President of the Bank , the Senior Vice President/Mortgage Lending, either of the two Executive Vice Presidents/Lending, or any of the other members of the Executive Committee. Any loan in an amount in excess of $1.0 million must be approved by the Bank's Executive Committee, which operates as the Bank's Loan Committee. The loan approval limits shown are the aggregate of all loans to any one borrower or entity, not including loans that are the borrower's primary residence, and are conventionally underwritten.

     The general policy of Security Federal is to issue loan commitments to qualified borrowers for a specified time period. These commitments are generally for a period of 45 days or less. With management approval, commitments may be extended for a longer period. As of March 31, 2009, Security Federal had $26,000 of residential mortgage loan commitments for portfolio loans issued (excluding undisbursed portions of construction loans in process). Security Federal had outstanding commitments available on retail lines of credit (including home equity and other consumer loans) totaling $34.6 million as of March 31, 2009. See Note 16 of the Notes to Consolidated Financial Statements contained in the Annual Report.

     Permanent Residential Mortgage Lending. Permanent residential real estate mortgage loans constituted approximately 18.4% of the Bank's total outstanding loan portfolio at March 31, 2009.

     Security Federal offers a variety of ARMs which offer adjustable rates of interest, payments, loan balances or terms to maturity which vary according to specified indices. The Bank's ARMs generally have a loan term of 15 to 30 years with initial rate adjustments every one, three, five or seven years during the term of the loan. After the initial rate adjustment, the loan rate then adjusts annually. Most of the Bank's ARMs contain a 200 basis point limit as to the maximum amount of change in the interest rate at any adjustment period and a 500 or 600 basis point limit over the life of the loan. The Bank generally originates ARMs to hold in its portfolio. These loans are generally made consistent with Freddie Mac and Fannie Mae guidelines. At March 31, 2009, residential ARMs totaled $119.0 million, or 19.0% of the Bank's loan portfolio. For the year ended March 31, 2009, the Bank originated $83.3 million in residential real estate loans, 41.5% of which had adjustable rates of interest.

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

     The Bank also provides construction financing for single family dwellings to owner-occupants. Construction loans are generally made for periods of six months to one year with either adjustable or fixed rates. At March 31, 2009, residential construction loans on one- to four-family dwellings to owner-occupants totaled $17.2 million, or 2.8%, of the Bank's loan portfolio. On loans of this type, the Bank seeks to evaluate the financial condition and prior performance of the builder, as well as the borrower's creditworthiness and his or her general ability to make principal and interest payments, and the value of the property that will secure the loan. On construction loans offered to individuals (non-builders), the Bank offers a construction/ permanent loan. The construction portion of the loan has an adjustable rate (typically prime) or a fixed rate (typically prime plus 0.25%) during the construction period. During the current year, because the prime rate was so low, the Bank added a floor of 5% or 6% to these construction loans. After construction, the loan then automatically converts to an ARM loan. The borrower also has the option, after the construction period only, to convert the loan to a fixed rate loan which the Bank then sells on the secondary market immediately on a service released basis.

     Commercial Business and Commercial Real Estate Loans. The commercial business loans originated by the Bank are primarily secured by business equipment, furniture and fixtures, inventory and receivables or are unsecured. At March 31, 2009, the Bank had $21.0 million, or 3.3%, of the Bank's total loan portfolio, in commercial business loans. A total of $4.5 million, or
21.5 % of these loans were unsecured at March 31, 2009.

     The commercial real estate loans originated by the Bank are primarily secured by non-residential commercial properties, churches, hotels, residential developments, single family construction loans to builders for speculative or pre-sold homes, lot loans to builders, income property developments, and undeveloped land. At March 31, 2009, the Bank had $392.1 million, or 62.5%, of the Bank's total loan portfolio, in commercial real estate loans. Included in these loans at March 31, 2009 is $31.3 million in acquisition and development loans with terms of typically two to three years. Also included in these loans is $36.1 million in loans for the construction of single family dwellings to builders with a term of typically one year.

     The multi-family commercial real estate loans originated by the Bank are primarily secured by commercial residential properties including apartment complexes, condominiums or townhouses, and loans for acquisition and development of, or improvements to multi-family residential properties. At March 31, 2009, the Bank had $12.3 million, or 2.0%, of the Bank's total loan portfolio, in multi-family commercial loans.

     The following table summarizes the Bank's commercial business, commercial real estate and multi-family loans by geographic market area at March 31, 2009.

                                Aiken   Midlands,  Augusta,
                                County     SC         GA      Other    Total
                              --------  --------  -------   -------  --------

Commercial real estate....... $156,921  $110,255  $72,520   $52,391  $392,087
Multi-family.................    2,502     5,841      725     3,248    12,316
Commercial business..........   10,518     2,631    4,367     3,516    21,032
                              --------  --------  -------   -------  --------
  Total...................... $169,941  $118,727  $77,612   $59,155  $425,435
                              ========  ========  =======   =======  ========

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

     Federal law restricts the Bank's permissible lending limits to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus. At March 31, 2009, the Bank's lending limit under this restriction was $11.4 million and, at that date, the Bank believes its largest single loan to one borrower, as a result of limited guarantees on the loan, was $9.2 million, which was performing according to its original terms. There are different methodologies in determining whether the limited guarantees on the loan can be taken into consideration when calculating the amount of the Bank's loan to one borrower limitation. If the limited guarantees cannot be considered in determining the amount of the Bank's loan to one borrower limit, the Bank would have four loan to one borrower relationships of $15.1 million, $12.7 million, $12.7 million and $12.4 million that are in excess of its loan to one borrower lending limit at March 31, 2009. These four lending relationships are current in payment, performing according to their original terms, and are, in management's opinion, well collateralized. In light of the different methodologies regarding limited guarantees taken on these loans, the Bank is attempting to reduce its loan to one borrower amounts through the sale of participations in these loans.

     Consumer Loans. The Bank originates consumer loans for any personal, family or household purpose, including the financing of home improvements, loans to individuals for residential lots for a future home, automobiles, boats, mobile homes, recreational vehicles and education. The Bank also makes consumer first and second mortgage loans secured by residences. These loans typically do not qualify for sale in the secondary market, but are generally not considered sub-prime lending. In addition, the Bank has expanded its home equity lending program. Home equity loans are secured by mortgage lines on the borrower's principal or second residence. At March 31, 2009, the Bank had $28.3 million of home equity lines of credit outstanding and $16.5 million of additional commitments of home equity lines of credit. The Bank also makes secured and unsecured lines of credit available. Although consumer loans involve a higher level of risk than one- to four-family residential mortgage loans, they generally provide higher yields and have shorter terms to maturity than one- to four-family residential mortgage loans. At March 31, 2009, the Bank had total consumer loans of $69.0 million, or 11.0% of the Bank's loan portfolio.

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

     The Bank also has a credit card program. As of March 31, 2009, the Bank had issued 2,379 Visa credit cards with total approved credit lines of $7.8 million, of which $1.9 million was outstanding on that date.

Loan Delinquencies and Defaults
-------------------------------

     General. The Bank's collection procedures provide that when a real estate loan is approximately 20 days past due, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and establish a program to bring the loan current. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates foreclosure proceedings after the customer has been notified by certified mail. At March 31, 2009, the Bank had property acquired as the result of foreclosures and other property repossessed classified as repossessed assets valued at $2.0 million.

     Delinquent Loans. The following table sets forth information concerning delinquent loans at March 31, 2009. The amounts presented represent the total remaining principal balances of the delinquent loans (before specific reserves for losses), rather than the actual payment amounts which are overdue.



                                   Real Estate                         Non-Real Estate
                          --------------------------------      --------------------------------
                                                                                    Commercial
                           Residential        Commercial           Consumer          Business
                          ---------------   --------------       --------------  ---------------
                          Number   Amount   Number  Amount       Number   Amount  Number   Amount
                          ------   ------   ------  ------       ------   ------  ------   ------
                                    (Dollars in Thousands, number of loans are actual)
Loans delinquent for:
30 - 59 days...........       13   $2,775       28  $15,432          85   $1,929       9   $  585
60 - 89 days...........        5      621       14    3,560           9      124       4       29
90 days and over.......        8    1,112       30    8,044          18      956      18    2,808
                          ------   ------   ------  ------       ------   ------  ------   ------
Total delinquent loans.       26   $4,508       72  $27,036         112   $3,009      31   $3,422
                          ======   ======   ======  =======      ======   ======  ======   ======





     Classified Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets. The regulations require savings associations to classify their own assets and to establish prudent general allowances for loan losses for assets classified "substandard" or "doubtful." For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge off such amount. In addition, the Office of Thrift Supervision ("OTS") may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of an association. See "Regulation -- Federal Regulation of Savings Institutions."Assets which do not currently expose the savings association to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are designated "special mention" by management.

     At March 31, 2009, $49.6 million of the Bank's loans were classified "substandard" compared to $16.0 million at March 31, 2008. In fiscal 2005, the Bank began applying stricter standards in securitizing its loan portfolio for classification purposes in conjunction with the formation of a Credit Administration Department. At March 31, 2009, $5.2 million were classified as "special mention" compared to $1.6 million at March 31, 2008. The Bank had no loans classified as "doubtful" or "loss" at March 31, 2009. As of March 31, 2009, there were loans totaling $652,000 which were troubled debt restructurings within the meaning of Statement of Financial Accounting Standard ("SFAS") No. 15. The Bank's policy is to classify all troubled debt restructurings as substandard. The Bank's classification of assets is consistent with OTS regulatory classifications.

     Non-performing Assets. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. In addition, all loans are placed on non-accrual status when the loan becomes 90 days or more contractually delinquent. All consumer loans more than 90 days delinquent are charged against the consumer loan allowance for loan losses unless there is adequate collateral which is in the process of being repossessed or foreclosed on. At March 31, 2009, the Bank did not have any troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rate. Other loans of concern are those loans (not delinquent more than 60 days) that management has determined need to be closely monitored as the potential exists for increased risk on these loans in the future. Nonperforming loans are reviewed monthly on a loan by loan basis. Charge-offs, whether partial or in full, associated with these loans will vary based on estimates of recovery for each loan.

     The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio.

                                                 At March 31,
                                ---------------------------------------------
                                  2009     2008      2007      2006     2005
                                -------   -------   -------   ------   ------
                                            (Dollars in Thousands)
Loans Delinquent 60 to 89 Days:
  Residential.................. $   621   $   94     $  621   $  182   $   73
  Consumer.....................     124       54         97        5       13
  Commercial business..........      29        8         30      207       13
  Commercial real estate.......   3,560    1,031      1,001      213       --
                                -------   ------     ------   ------   ------
    Total...................... $ 4,334   $1,187     $1,749   $  607   $   99
                                =======   ======     ======   ======   ======
    Total as a percentage
     of total assets...........    0.44%    0.14%      0.24%    0.09%    0.02%

Non-Accruing Loans Delinquent
90 Days or More:
  Residential.................. $ 1,112   $  609     $  353   $  412   $  569
  Consumer.....................     956      416        142      133      140
  Commercial business..........   2,808    3,826         13       58      174
  Commercial real estate.......   8,044    1,168        547      588    1,547
                                -------   ------     ------   ------   ------
    Total...................... $12,920   $6,019     $1,055   $1,191   $2,430
                                =======   ======     ======   ======   ======
    Total as a percentage
     of total assets...........    1.31%    0.72%      0.14%    0.18%    0.42%

Troubled debt restructurings... $   652   $  187     $  204   $  418   $  434
Repossessed assets............. $ 1,985   $  767     $   25   $   91   $   53
Allowance for loan losses...... $10,182   $8,067     $7,297   $6,705   $6,284


     A majority of the $8.0 million non-accruing commercial real estate loans were construction and land acquisition and development type loans. Loans to six different builders accounted for $3.6 million of this total. These loans are secured by speculative houses in varying degrees of completion in the following locations: seven houses in the Midlands area of South Carolina, two houses in North Augusta, South Carolina and one house in Columbia County, Georgia. Loans to three different land developers accounted for $2.0 million of the total. These loans are secured by multiple parcels of land in the Midlands area of South Carolina and in Aiken, South Carolina.

     Three commercial buildings located in North Augusta and West Columbia, South Carolina and Columbia County, Georgia accounted for $1.7 million and four townhouses in Aiken, South Carolina accounted for $419,000 of the total. The remaining loans were secured by first mortgages on principal residences.

     For the fiscal year ended March 31, 2009, the interest income which would have been recognized with respect to non-accruing loans, had such loans been current in accordance with their original terms and with respect to troubled debt restructurings, had such loans been current in accordance with their original terms, totaled $578,000 compared to $238,000 for the year ended March 31, 2008.

     At March 31, 2009, non-accruing loans totaled $12.9 million, compared to $6.0 million and $1.1 million at March 31, 2008 and 2007, respectively. Included in non-accruing loans at March 31, 2009 were eight residential real estate loans totaling $1.1 million, 24 commercial loan relationships totaling $10.9 million and 18 consumer loans totaling $956,000. Of the 18 consumer loans on non-accrual status at fiscal year end, no loan or total relationship exceeded

$266,000. Of the 24 commercial loan relationships on non-accrual status at fiscal year end, no loan or total relationship loan exceeded $2.3 million.

     The Bank had seven loans totaling $652,000 at fiscal year end which were troubled debt restructurings compared to five loans of $187,000 at March 31, 2008. The seven troubled debt restructurings were five consumer loans totaling $642,000 secured by residential dwellings, a $7,000 consumer loan secured by a second mortgage on a residence, and a $3,000 unsecured commercial loan. All troubled debt restructurings were current at March 31, 2009.

     At March 31, 2009, repossessed assets had an outstanding carrying value of $2.0 million and consisted of ten single family dwellings, two residential lots, approximately 17 acres of land and a commercial building.

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

     At March 31, 2009, total reserves relating to loans were $10.2 million. In determining the adequacy of the reserve for loan losses, management reviews past experience of loan charge-offs, the level of past due and non-accrual loans, the size and mix of the portfolio, general economic conditions in the market area, and individual loans to identify potential credit problems. Commercial business, commercial real estate and consumer loans have increased to $494.5 million, or 78.8% of the Bank's total loan portfolio at March 31, 2009, and it is anticipated there will be a continued emphasis on this type of credit. Although commercial and consumer loans carry a higher level of credit risk than conventional residential mortgage loans, the level of reserves reflects management's continuing evaluation of this risk based on upon the Bank's past loss experience. At fiscal year end, the Bank's ratio of loans delinquent more than 60 days to total assets was 1.75%. A majority of these delinquent loans are considered to be well secured and are in the process of collection. Management uses four methods or calculations to estimate the adequacy of the reserve using the factors mentioned above. The reserve is management's best estimate for the reserve. There can be no guarantee that the estimate is adequate or accurate. Management believes that reserves for loan losses are at a level adequate to provide for inherent loan losses. Although management believes that it has considered all relevant factors in its estimation of future losses, future adjustments to reserves may be necessary if conditions change substantially from the assumptions used in making the original estimations. Regulators will from time to time evaluate the allowance for loan losses which is subject to adjustment based upon the information available to the regulators at the time of their examinations.

     At March 31, 2009, the Bank had no allowance for losses on real estate owned.

     The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                 At March 31,
                                ---------------------------------------------
                                  2009     2008      2007      2006     2005
                                -------   -------   -------   ------   ------
                                            (Dollars in Thousands)

Balance at beginning of year... $ 8,067   $7,297    $6,705    $6,284   $5,764
Allowance acquired
 in acquisition................      --       --        22        --       --
Provision for loan losses......   2,825      895       600       660      780

Charge-offs:
 Residential real estate.......      37       15         9        25       29
 Commercial business
  and commercial real estate...     370      146        16       159      257
 Consumer......................     338       89       108       117      157
                                -------   ------    ------    ------   ------
   Total charge-offs...........     745      250       133       301      443
                                -------   ------    ------    ------   ------

Recoveries:
 Residential real estate.......      --        1        --         4       --
 Commercial business
  and commercial real estate...      15       83        23        33      112
 Consumer......................      20       41        80        25       71
                                -------   ------    ------    ------   ------
   Total recoveries............      35      125       103        62      183
                                -------   ------    ------    ------   ------

Balance at end of year......... $10,182   $8,067    $7,297    $6,705   $6,284
                                =======   ======    ======    ======   ======
Ratio of net charge-offs
 during the year to average loans
 outstanding during the year...    0.12%    0.03%     0.01%     0.07%    0.09%
                                =======   ======    ======    ======   ======





     The distribution of the Bank's allowance for loan losses at the dates indicated is summarized in the following table.  The entire allowance is available to absorb losses from all loan categories.

                                                             At March 31,
                         ----------------------------------------------------------------------------------
                               2009             2008             2007             2006             2005
                         --------------    -------------    -------------    -------------    -------------
                         Amount   Loans    Amount  Loans    Amount   Loans    Amount  Loans    Amount  Loans
                         ------   -----    ------  -----    ------   -----    ------  -----    ------  -----
                                                        (Dollars in Thousands)
Residential............  $  712   21.2%    $  665   25.1%   $  619   28.2%    $  568   31.5%   $ 531   37.0%
Consumer...............   3,659   11.0      3,712   12.5     3,339   14.2      3,068   15.0    2,876   15.0

Commercial business       1,571    3.3        244    4.1       307    5.3        319    5.6      355    5.9
Commercial real
  estate...............   4,240   64.5      3,446   58.3     3,032   52.3      2,750   47.9    2,522   42.1
                        -------  -----     ------  -----    ------  -----     ------  -----   ------  -----
    Total.............. $10,182  100.0%    $8,067  100.0%   $7,297  100.0%    $6,705  100.0%  $6,284  100.0%
                        =======  =====     ======  =====    ======  =====     ======  =====   ======  =====




Service Corporation
-------------------

     As a federally chartered savings bank, Security Federal is permitted by OTS regulations to invest up to 3% of its assets in the stock of service corporations, provided that any investment in excess of 2% of its assets must be primarily for community, inner-city or community development purposes. At March 31, 2009, Security Federal's net investment in its service corporations (including loans to service corporations) totaled $3.3 million. In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings bank may engage in directly.

     Security Federal Insurance, Inc. ("SFINS"), Security Federal Investments, Inc. ("SFINV") and Security Federal Trust, Inc. ("SFT"). SFINS, SFINV and SFT, wholly owned subsidiaries of the Bank, were formed during fiscal 2002 and began operating during the December 2001 quarter. SFINS is an insurance agency offering auto, business, health and home insurance, and premium finance. SFINV offers mutual funds, annuities and discount brokerage services. SFT offers a full range of trust and financial planning services. The operations of SFINS, SFINV and SFT are included in the Company's Consolidated Financial Statements. On April 1, 2009, SFINV and SFT were liquidated and merged into the Bank.

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

     Security Financial Services Corporation ("SFSC"). SFSC was incorporated in 1975 as a wholly-owned subsidiary of the Bank. Its primary activity was investment brokerage services. SFSC is currently inactive.

Investment Activities
---------------------

     Investment securities. The Bank has authority to invest in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies, certificates of deposit at insured institutions, bankers' acceptances and federal funds. The Bank may also invest a portion of its assets in certain commercial paper and corporate debt securities. The Bank is also authorized to invest in mutual funds whose assets conform to the investments that a federal thrift institution is authorized to make directly. There are various restrictions on the foregoing investments. For example, the commercial paper must be appropriately rated by at least two nationally recognized investment rating services and the corporate debt securities must be appropriately rated by at least one such service. In addition, the average maturity of an institution's portfolio of corporate debt securities may not, at any one time, exceed six years, and the commercial paper must mature within nine months of issuance. Furthermore, an institution's total investment in the commercial paper and corporate debt securities of any one issuer may not exceed 1% of the institution's assets except that an institution may invest 5% of its assets in the shares of any appropriate mutual fund. See "Regulation -
- Federal Regulation of Savings Associations."

     As a member of the Federal Home Loan Bank ("FHLB") System, Security Federal must maintain minimum levels of investments that are liquid assets as defined in Federal regulations. See "Regulation -- Federal Regulation of Savings Institutions -- Federal Home Loan Bank System." Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.

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

                                                     At March 31,
                                              ----------------------------
                                                2009      2008      2007
                                              -------   -------   --------
                                                     (In Thousands)

Interest bearing deposit at FHLB............  $   128   $ 1,846   $  1,795
                                              -------   -------   --------
  Total.....................................  $   128   $ 1,846   $  1,795
                                              =======   =======   ========
Investment Securities:
 Available for Sale:
   FHLB securities..........................  $15,812   $32,517   $ 38,373
   Federal Farm Credit Bank securities......   14,634    15,173      9,214
   Fannie Mae bonds.........................    2,008     3,006      2,930
   Freddie Mac bonds........................       --        --         64
   Small Business Administration bonds......    3,367        --         --
   Taxable Municipal bonds..................    1,047        --         --
   Equity securities........................       37        89        104
                                              -------   -------   --------
     Total securities available for sale....   36,905    50,785     50,685
                                              -------   -------   --------

                     (table continued on following page)

                                                     At March 31,
                                              ----------------------------
                                                2009      2008      2007
                                              -------   -------   --------
 Held to Maturity:
   FHLB securities..........................    7,000    18,000     55,995
   Federal Farm Credit Bank securities......    1,000     2,000      7,989
   Small Business Administration bonds......    5,355        --         --
   Equity securities........................      155       155        155
                                              -------   -------   --------
     Total securities held to maturity......   13,510    20,155     64,139
                                              -------   -------   --------

Total securities (1)........................   50,415    70,940    114,824
FHLB stock..................................   12,663     9,497      8,209
                                              -------   -------   --------

Total securities and FHLB stock (1).........  $63,078   $80,437   $123,033
                                              =======   =======   ========
------------
(1)  Does not include mortgage-backed securities.

     At March 31, 2009, the Company did not have any investment securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total book value in excess of 10% of its stockholders' equity.

     FHLB securities, Federal Farm Credit Bank securities, Fannie Mae bonds and Freddie Mac bonds are all securities that are issued by government sponsored enterprises (GSEs). GSE securities are not backed by the full faith and credit of the United States government.

     The following table sets forth the maturities or repricing of investment securities and FHLB stock at March 31, 2009, and the weighted average yields of such securities and FHLB stock (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security). Callable securities are shown at their likely call dates based on current interest rates. The table was prepared using amortized cost. Small Business Administration securities are based on maturity dates without the effect of scheduled payments or anticipated prepayments.

                                       Maturing or Repricing
                 -------------------------------------------------------------
                                   After One       After Five
                     Within        But Within      But Within        After
                    One Year       Five Years      Ten Years       Ten Years
                 -------------   -------------   -------------   -------------
                 Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield
                 ------- -----   ------  -----   ------  -----   ------  -----
                                     (Dollars in Thousands)
U.S. Government
 sponsored
 enterprises.... $12,482  4.83%  $20,720  4.94%   $5,713  4.03%  $1,008  4.50%
Small Business
 Administration
 bonds..........      --    --        --    --     2,475  4.74    6,200  5.05
Taxable
 Municipal
 bonds..........      --    --        --    --     1,020  4.40       --    --
FHLB stock (1)..  12,663    --        --    --        --    --       --    --
Other equity
 securities.....     258  3.05        --    --        --    --       --    --
                 -------  ----   -------  ----    ------  ----   ------  ----
  Total (2)..... $25,403  2.40%  $20,720  4.94%   $9,208  4.26%  $7,208  4.97%
                 =======  ====   =======  ====    ======  ====   ======  ====
-----------
(1)  FHLB stock has no stated maturity date.
(2) Excludes mortgage-backed securities totaling $258.1 million with a yield of 4.50%.

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

     The following table sets forth the composition of the mortgage-backed securities available for sale portfolio at fair value and the held to maturity portfolio at amortized cost at the dates indicated.

                                                 At March 31,
                                        ------------------------------
                                          2009       2008       2007
                                        --------   --------   --------
                                               (In Thousands)
Available for Sale:
 Freddie Mac..........................  $ 52,621   $ 34,250   $ 18,591
 Fannie Mae...........................    83,067     84,965     67,675
 Ginnie Mae...........................   110,240     74,159     48,815
                                        --------   --------   --------
    Total.............................  $245,928   $193,374   $135,081
                                        ========   ========   ========
Held to maturity:
 Freddie Mac..........................  $  6,221   $     --   $     --
 Fannie Mae...........................       726         --         --
 Ginnie Mae...........................    10,809         --         --
                                        --------   --------   --------
    Total.............................  $ 17,756   $     --   $     --
                                        ========   ========   ========

     At March 31, 2009, the Company did not have any mortgage-backed securities (exclusive of obligations of agencies of the U.S. Government) issued by any one entity with a total book value in excess of 10% of stockholders equity.

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



     The following table sets forth the final maturities or initial repricings, whichever occurs first, and the weighted average yields of the mortgage-backed securities at March 31, 2009.  Not considered in the preparation of the table below is the effect of scheduled payments or anticipated prepayments.  The table is prepared using amortized cost.

                                                                                                 At
                                 The Earliest of Maturing or Repricing                     March 31, 2009
                   --------------------------------------------------------------------    ---------------
                       Less Than          1 to 5           5 to 10             Over            Balance
                        1 Year            Years             Years           Ten Years        Outstanding
                   --------------    --------------    --------------    --------------    ---------------
                   Amount   Yield    Amount   Yield    Amount   Yield    Amount   Yield    Amount    Yield
                   ------   -----    ------   -----    ------   -----    ------   -----    ------    -----
                                                   (Dollars in Thousands)
Fannie Mae......  $16,412    3.95%  $18,266    4.76%  $21,882    4.63%   $ 25,469   4.88%  $ 82,029   4.61%
Freddie Mac.....    3,268    4.07     2,115    4.03    12,440    3.99      40,080   4.53     57,903   4.37
Ginnie Mae......   24,837    4.45     4,982    5.14     2,747    4.65      85,580   4.46    118,146   4.49
                  -------   -----   -------   -----   -------   -----     -------  -----   --------  -----
  Total.........  $44,517    4.24%  $25,363    4.77%  $37,069    4.42%   $151,129   4.55%  $258,078  4.50%
                  =======   =====   =======   =====   =======   =====     =======  =====   ========  =====




Sources of Funds
----------------

     Deposit accounts have traditionally been a principal source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank derives funds from loan repayments, cash flows generated from operations (including interest credited to deposit accounts), FHLB of Atlanta advances, borrowings from the Federal Reserve Bank of Atlanta ("Federal Reserve"), the sale of securities under agreements to repurchase, and loan sales. See "-- Borrowings" below and Note 9 of the Notes to Consolidated Financial Statements contained in the Annual

Report. Scheduled loan payments are a relatively stable source of funds while deposit inflows and outflows and the related cost of such funds have varied widely. FHLB of Atlanta advances, borrowings from the Federal Reserve Bank and the sale of securities under agreements to repurchase may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis in support of expanded lending activities. The availability of funds from loan sales is influenced by general interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Annual Report.

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

     At March 31, 2009, the Bank had $25.4 million in brokered deposits.   In
addition, the Bank believes that, based on its experience over the past several years, its savings and transaction accounts are stable sources of deposits.

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs for the periods indicated.

                                             At March 31,
                        ------------------------------------------------------
                              2009               2008               2007
                        ----------------   ----------------   ----------------
                                 Percent            Percent            Percent
                                   of                 of                 of
                        Amount    Total    Amount    Total    Amount    Total
                        ------    -----    ------    -----    ------    -----
                                        (Dollars in Thousands)
Interest Rate Range
-------------------
for 2009:
---------
Savings accounts
 0.45% - 0.55%........ $ 17,187    2.6%   $ 15,966     2.7%   $ 17,459    3.3%
NOW and other
 transaction accounts
 0% - 1.24%...........  104,663   15.8     100,586    17.0     105,515   20.1
Money market funds
 0% - 2.03%...........  150,513   22.8     143,225    24.3     145,492   27.8
                       --------  -----    --------   -----    --------  -----
  Total non-
  certificates........ $272,363   41.2%   $259,777    44.0%   $268,466   51.2%
                       ========  =====    ========   =====    ========  =====

Certificates:
------------
0.00-1.99%............ $ 21,143    3.2%   $     --      --%   $     --     --%
2.00-2.99%............  112,374   17.0      14,047     2.4       2,972    0.6
3.00-3.99%............   76,088   11.5      59,527    10.1      36,045    6.9
4.00-4.99%............  173,467   26.2      68,149    11.5      35,617    6.8
5.00-5.99%............    6,279    0.9     189,350    32.0     180,638   34.5
                       --------  -----    --------   -----    --------  -----
  Total certificates..  389,351   58.8     331,073    56.0     255,272   48.8
                       --------  -----    --------   -----    --------  -----
  Total deposits...... $661,714  100.0%   $590,850   100.0%   $523,738  100.0%
                       ========  =====    ========   =====    ========  =====

     The Bank relies to a limited extent upon locally obtained Jumbo CDs to maintain its deposit levels. At March 31, 2009, Jumbo CDs constituted $192.8 million or 29.1% of the Bank's total deposits.

     The following table sets forth the deposit flows at the Bank during the periods indicated.

                                            Years Ended March 31,
                                      ---------------------------------
                                        2009         2008        2007
                                      --------     --------    --------
                                            (Dollars in Thousands)

Opening balance.....................  $590,850     $523,738    $479,229
Net deposits........................    70,864       67,112      44,509
Ending balance......................   661,714      590,850     523,738
                                      --------     --------    --------
Net increase........................  $ 70,864     $ 67,112    $ 44,509
                                      ========     ========    ========
Percent increase....................     12.0%        12.8%       9.3%
                                      ========     ========    ========

    The following table shows rate and maturity information for the Bank's certificates of deposit as of March 31, 2009.

                             0-     2.00-    3.00-    4.00-    5.00-
                           1.99%    2.99%    3.99%    4.99%    5.99%    Total
                           -----    -----    -----    -----    -----    -----
Certificate accounts                         (In Thousands)
maturing in
quarter ending:

June 30, 2009............ $ 2,949 $ 26,012  $10,146  $ 49,206 $   421 $ 88,734
September 30, 2009.......  13,194   21,680   11,436    84,680     408  131,398
December 31, 2009........      --   28,363   48,923    10,876     581   88,743
March 31, 2010...........   5,000   20,851    2,690    19,267     200   48,008
June 30, 2010............      --    1,618      406       776      --    2,800
September 30, 2010.......      --    6,846      344     1,061     276    8,527
December 31, 2010........      --      101      229       322     100      752
March 31, 2011...........      --      699       87        52   1,306    2,144
June 30, 2011............      --      149       22     1,570      43    1,784
September 30, 2011.......      --    5,323       60         1     717    6,101
December 31, 2011........      --       --      144       324   1,159    1,627
Thereafter...............      --      732    1,601     5,332   1,068    8,733
                          ------- --------  -------  -------- ------- --------
  Total.................. $21,143 $112,374  $76,088  $173,467 $ 6,279 $389,351
                          ======= ========  =======  ======== ======= ========

     The following table indicates the amount of the Bank's deposits of $100,000 or more by time remaining until maturity at March 31, 2009.

                                         Certificates    Savings, NOW and
                                          of Deposit   Money Market Accounts
                                          ----------   ---------------------
                                                (In Thousands)
Maturity Period
---------------
Three months or less................      $ 44,977          $134,375
Over three through six months.......        65,024                --
Over six through twelve months......        61,838                --
Over twelve months..................        20,927                --
                                          --------          --------
  Total.............................      $192,766          $134,375
                                          ========          ========

Borrowings
----------

     As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. At March 31, 2009, the Bank $219.0 million in
outstanding advances from the FHLB of Atlanta.   See Note 9 of the Notes to
Consolidated Financial Statements contained in the Annual Report for information regarding the maturities and rate structure of the Bank's FHLB advances. Federal law contains certain collateral requirements for FHLB advances. See "Regulation -- Federal Regulation of Savings Institutions -- Federal Home Loan Bank System."

     The Company also has a borrowing arrangement with the Federal Reserve under its Term Auction Facility ("TAF") program. At March 31, 2009, the Company had two advances obtained through the TAF program totaling $10.0 million. The Bank had pledged as collateral for these borrowings investment and mortgage-backed securities with amortized costs and fair values of $17.8 million and $17.9 million, respectively, at March 31, 2009. For additional information regarding the TAF program, see Note 9 of the Notes to Consolidated Financial Statements contained in the Annual Report.

     In addition, the Bank has a revolving line of credit with another financial institution which had a balance of $4.8 million at March 31, 2009. The line of credit expired on April 1, 2009, but was subsequently renewed through July 1, 2009. See Note 9 of the Notes to Consolidated Financial Statements contained in the Annual Report.

     At March 31, 2009, the Company had $5.2 million in junior subordinated debentures. Half of the debentures have a fixed rate of 6.88%, which balloons in September 2011. The other half of the debentures have a fixed rate that floats quarterly at 170 basis points over the three-month LIBOR rate, or 3.02% at March 31, 2009. The blended rate was 4.95% at March 31, 2009. The debentures are callable by the Company in September 2011, and quarterly thereafter, with a final maturity date of December 15, 2036. See Note 10 of the Notes to Consolidated Financial Statements contained in the Annual Report for more information.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances, other borrowings and junior subordinated debentures for the periods indicated.

                                            Years Ended March 31,
                                      ---------------------------------
                                        2009         2008        2007
                                      --------     --------    --------
                                                (In Thousands)

Maximum Balance:
FHLB advances.......................  $244,621     $179,142    $159,376
Other borrowings....................    26,056       13,635       8,088
Junior subordinated debentures......     5,155        5,155       5,155

Average Balance:
FHLB advances.......................  $221,204     $170,606    $145,299
Other borrowings....................    14,758       10,171       7,080
Junior subordinated debentures......     5,155        5,155       2,721

     At March 31, 2009, the Bank had $11.3 million in retail purchase agreements with an average rate of 1.24%. These repurchase agreements are included in "Other Borrowings" in the consolidated financial statements and the table above.

     The following table sets forth information as to the Bank's borrowings and the weighted average interest rates thereon at the dates indicated.

                                                 At March 31,
                                      ---------------------------------
                                        2009         2008        2007
                                      --------     --------    --------
                                            (Dollars in Thousands)

Balance:
  FHLB advances...................... $218,998     $178,234    $153,049
  Other borrowings...................   26,056       12,784       8,088
  Junior subordinated debentures.....    5,155        5,155       5,155

Weighted Average Interest Rate
at Fiscal Year End:
  FHLB advances......................     2.95%        4.18%       4.36%
  Other borrowings...................     1.09         3.62        4.41
  Junior subordinated debentures.....     4.95         5.69        6.97

During Fiscal Year:
  FHLB advances......................     3.44%        4.46%       4.23%
  Other borrowings...................     2.62         3.29        4.49
  Junior subordinated debentures.....     5.64         7.03        7.05

Competition
-----------

     The Bank serves the counties of Aiken, Richland, and Lexington, South Carolina, and Columbia County, Georgia through its 13 full service branch offices located in Aiken, North Augusta, Graniteville, Langley, Clearwater, Wagener, Lexington, Columbia, and West Columbia, South Carolina, and a branch office in Columbia County, Evans, Georgia which opened in December 2007.

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

Personnel
---------

     At March 31, 2009, the Bank employed 214 full-time and 29 part-time employees. The Bank employees are not represented by any collective bargaining agreement. Management of the Bank considers its relations with its employees to be good.

     Executive Officers. The following table sets forth information regarding the executive officers of the Company and the Bank.

                  Age at                      Position
                 March 31, --------------------------------------------------
Name               2009          Company                       Bank
----               ----    -----------------------  -------------------------
Timothy W. Simmons  63     President and Chief      Chairman of the Board and
                             Executive Officer        Chief Executive Officer

T. Clifton Weeks    82     Chairman of the Board

Roy G. Lindburg     48     Chief Financial Officer  Chief Financial Officer

J. Chris Verenes    53                              President


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

     All savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings institution's total assets, including consolidated subsidiaries. The Bank's OTS assessment for the fiscal year ended March 31, 2009 was $198,000.

     The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At March 31, 2009, the Bank's lending limit under this restriction was $11.4 million and, at that date, the Bank's largest single loan to one borrower, as a result of limited guarantees on the loan, was $9.2 million, which was performing according to its original terms. There are different methodologies in determining whether the limited guarantees on the loan can be taken into consideration when calculating the amount of the Bank's loan to one borrower limitation. If the limited guarantees cannot be considered in determining the amount of the Bank's loan to one borrower limit, the Bank would have four loan to one borrower relationships of $15.1 million, $12.7 million, $12.7 million and $12.4 million that are in excess of its loan to one borrower lending limit at March 31, 2009. These four lending relationships are current in payment, performing according to their original terms, and are, in management's opinion, well collateralized. In light of the different methodologies regarding limited guarantees taken on these loans, the Bank is attempting to reduce its loan to one borrower amounts through the sale of participations in these loans.

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

     Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. At March 31, 2009, the Bank had $219.0 million of outstanding advances from the FHLB of Atlanta under an available credit facility of $280.4 million, which is limited to available collateral. See "Business -- Sources of Funds -- Borrowings."

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta. At March 31, 2009, the Bank had $12.7 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past two fiscal years these dividends have averaged 4.07% and were 2.16% for the fiscal year ended March 31, 2009. The FHLB did not pay a dividend for the December 2008 quarter and has not yet announced a dividend for the March 2009 quarter.

     The FHLBs continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

     Federal Deposit Insurance Corporation.  The Bank is a member of the
FDIC. The FDIC insures deposits up to the applicable limits and imposes deposit insurance premiums. Under new legislation, through December 31, 2013, the insurance limit is $250,000. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which merged effective March 31, 2006. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or in in an unsafe or unsound condition.

     The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for four risk categories applied to its deposits, subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. Under FDIC's risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV. Initial base assessment rates are subject to adjustments based on an institution's unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV. The rule also includes authority for the FDIC to increase or decrease total base assessment rates in the future by as much as three basis points without a formal rulemaking proceeding. In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC has adopted a rule imposing a special assessment of 5 basis points on the amount of each depository institution's assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regular quarterly premiums) as of June 30, 2009, to be collected on September 30, 2009. The special assessment rule also permits the FDIC to impose two additional special assessments, each of the same amount or less, based on assets, capital and deposits as of September 30, 2009 and December 31, 2009, to be collected, respectively, on December 31, 2009 and March 30, 2010. The FDIC has announced that the first of the additional special assessments is probable and the second is less certain.

     The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. There can be no prediction as to what insurance assessment rates will be in the future. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of the Bank's deposit insurance.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the fiscal year ending March 31, 2009 averaged 1.12 basis points of assessable deposits. The Financing Corporation was chartered in 1987, by the FHLB board solely for the purpose of functioning as a vehicle for the recapitalization of the Federal Savings and Loan Insurance Corporation.

     Capital Requirements. Federally insured savings institutions, such as the Bank, are required by the OTS to maintain minimum levels of regulatory capital. These minimum capital standards include: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards, discussed below, also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank. The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

     Under the OTS capital regulations, tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets must be deducted from tangible capital for calculating compliance with the requirement. At March 31, 2009, the Bank had tangible capital of $68.0 million, or 7.0% of adjusted total assets, which is $48.4 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     Core capital generally consists of tangible capital plus certain intangible assets. At March 31, 2009, the Bank had core capital equal to $68.0 million, or 7.0% of adjusted total assets, which is $28.9 million above the minimum requirement of 4% in effect on that date.

     The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. At March 31, 2009, the Bank had Tier 1 risk-based capital of $68.0 million, or 10.9% of risk-weighted assets, which is $43.1 million above
the minimum requirement of 4% in effect on that date.   The Bank's total risk-
based capital at March 31, 2009 was $75.7 million with risk-weighted assets of $621.6 million, or total capital of 12.2% of risk-weighted assets, which was $26.0 million above the 8% requirement in effect on that date. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS and the FDIC are authorized and, under certain circumstances, required to take certain actions against savings institutions that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized institution," which is an institution with less than either a 4.0% core capital ratio, a 4.0% Tier 1 risk-based capital ratio, or an 8.0% risk-based capital ratio. Any such institution must submit a capital restoration plan and until the plan is approved by the OTS, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions. As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized institution must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

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

     The OTS is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on its
operations and profitability.   At March 31, 2009, the Bank met each of the
capital requirements. For additional information, see Note 13 of the Notes to Consolidated Financial Statements included in the Annual Report.

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

     At March 31, 2009, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Emergency Economic Stabilization Act of 2008 ("EESA"). In October 2008, the EESA was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program ("TARP"). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Under the TARP Capital Purchase Program ("CPP"), the Treasury will purchase debt or equity securities from participating institutions. The TARP also will include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. The Company completed its TARP CPP transaction on December 19, 2008, receiving $18.0 million in funding. For additional information regarding the TARP CPP transaction, see Item 1A, "Risk Factors -- Risks Related to Recent Economic Conditions and Governmental Response Efforts -- Risks specific to our participation in TARP."

     EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase currently expires at the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry. The FDIC subsequently extended the increase in coverage through December 31, 2013.

     The American Recovery and Reinvestment Act of 2009. On February 17, 2009, President Obama signed The American Recovery and Reinvestment Act of 2009 ("ARRA") into law. The ARRA is intended to revive the US economy by creating millions of new jobs and stemming home foreclosures. For financial institutions that have received or will receive financial assistance under TARP or related programs, the ARRA significantly rewrites the original executive compensation and corporate governance provisions of Section 111 of the EESA. Among the most important changes instituted by the ARRA are new limits on the ability of TARP recipients to pay incentive compensation to up to 20 of the next most highly-compensated employees in addition to the "senior executive officers," a restriction on termination of employment payments to senior executive officers and the five next most highly-compensated employees and a requirement that TARP recipients implement "say on pay" shareholder
votes.   Further legislation is anticipated to be passed with respect to the economic recovery. For additional information regarding the effects of the ARRA on the Company'a senior executive officers as a result of the Company's participation in TARP, see Item 1A, "Risk Factors -- Risks Related to to Recent Economic Conditions and Governmental Response Efforts -- Risks specific to our participation in TARP.

     In February 2009, the Administration also announced its Financial Stability Plan ("FSP") and Homeowners Affordability and Stability Plan ("HASP"). FSP is the second phase of TARP, to be administrated by the Treasury. Its four key elements include:

     * the development of a public/private investment fund essentially structured as a government sponsored enterprise with the mission to purchase troubled assets from banks with an initial capitalization from government funds;

     * the Capital Assistance Program under which the Treasury will purchase additional preferred stock available only for banks that have undergone a new stress test given by their regulator;

     * an expansion of the Federal Reserve's term asset-backed liquidity facility to support the purchase of up to $1 trillion in AAA rated asset backed securities backed by consumer, student, and small business loans, and possible other types of loans; and

     * the establishment of a mortgage loan modification program with $50 billion in federal funds further detailed in the HASP.

     The HASP is a program aimed to help seven to nine million families restructure their mortgages to avoid foreclosure. The plan also develops guidance for loan modifications nationwide. HASP provides programs and funding for eligible refinancing of loans owned or guaranteed by Fannie Mae or Freddie Mac, along with incentives to lenders, mortgage servicers, and borrowers to modify mortgages of "responsible" homeowners who are at risk of defaulting on their mortgage. The goals of HASP are to assist in the prevention of home foreclosures and to help stabilize falling home prices.

     Although the Company was a recipient of TARP CPP funds, it is unclear what effect these programs will have on its operations. Future recipients of TARP funds will be expected to comply with the loan modification guidance that the federal banking regulators establish in connection with HASP.

     Temporary Liquidity Guaranty Program. Following a systemic risk determination, the FDIC established its Temporary Liquidity Guarantee Program ("TLGP") in October 2008. Under the interim rule for the TLGP, there are two parts to the program: the Debt Guarantee Program ("DGP") and the Transaction
Account Guarantee Program ("TAGP").   Eligible entities are participants
unless they opted out on or before December 5, 2008.

     For the DGP, eligible entities are generally US bank holding companies, savings and loan holding companies, and FDIC-insured institutions. Under the DGP, the FDIC guarantees new senior unsecured debt, and with special approval certain convertible debt of an eligible entity issued not later than October 31, 2009. The guarantee is effective through the earlier of the maturity date or June 30, 2012 (for debt issued before April 1, 2009) or December 31, 2012 (for debt issued on or after April 1, 2009). The DGP coverage limit is generally 125% of the eligible entity's eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009, or for certain institutions, 2% of liabilities as of September 30, 2008. The nonrefundable DGP fee ranges from 50 to 100 basis points (annualized), depending on maturity, for covered debt outstanding during the period until the earlier of maturity or June 30, 2012, with various surcharges of 10 to 50 basis points applicable to debt with a maturity of one year or more issued on or after April 1, 2009. Generally, eligible debt of a participating entity becomes covered when and as issued until the coverage limit is reached, except that under some circumstances, participating entities can issue nonguaranteed debt. Various features of the program require applications and approvals. The Bank and the Company elected not to participate in the DGP.

     For the TAGP, eligible entities are FDIC-insured institutions. Under the TAGP, the FDIC provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts), NOW accounts bearing interest at 0.5% or less, and certain funds swept into noninterest-bearing savings accounts. NOW accounts and money market deposit accounts are not covered. Participating institutions pay fees of 10 basis points (annualized) on the balance of each covered account in
excess of $250,000 during the period through December 31, 2009.   The Bank
participates in the TAGP.

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

     A savings institution that fails to meet the QTL is subject to certain operating restrictions and may be required to convert to a national bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments." As of March 31, 2009, the Bank maintained 88.6% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

     If the Bank fails the QTL test, the Company must, within one year of that failure, register as, and will become subject to, the restrictions applicable to bank holding companies. See "-- Federal Regulation of Savings Institutions -- Qualified Thrift Lender Test."

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

     Distributions. To the extent that the Bank makes "nondividend distributions" to the Company, these distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "Regulation -- Federal Regulation of Savings Institutions -
- Limitations on Capital Distributions" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

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

Item 1A.  Risk Factors.
          -------------

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

Risks Relating to Recent Economic Conditions and Governmental Response Efforts

Recently enacted legislation and other measures undertaken by the Treasury, the Federal Reserve and other governmental agencies may not help stabilize the U.S. financial system or improve the housing market.

     Emergency Economic Stabilization Act of 2008. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (EESA) which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program (TARP). The EESA gives broad authority to the Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other troubled assets. The EESA includes additional provisions directed at bolstering the economy, including: authority for the Federal Reserve to pay interest on depository institution balances; mortgage loss mitigation and homeowner protection; temporary increase in FDIC insurance coverage from $100,000 to $250,000 through December 31, 2009; and authority for the Securities and Exchange Commission to suspend mark-to-market accounting requirements for any issuer or class for a specific category of transactions.

     Pursuant to the TARP, the Treasury has the authority to, among other things, purchase up to $700 billion in mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

     The EESA followed numerous actions by the Federal Reserve, Congress, Treasury, the Securities and Exchange Commission, and others to address the currently liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the repeated lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

     In addition, the Internal Revenue Service has issued an unprecedented wave of guidance in response to the credit crisis, including a relaxation of limits on the ability of financial institutions that undergo an ownership change to utilize their pre-change net operating losses and net unrealized built-in losses. The relaxation of these limits may make significantly more attractive the acquisition of financial institutions whose tax basis in their loan portfolios significantly exceeds the fair market value of those portfolios.

     Moreover, on October 14, 2008, the FDIC announced the establishment of a TLGP to provide full deposit insurance for all non-interest bearing transaction accounts and guarantees of particular newly issued senior unsecured debt issued by FDIC insured institutions and their holding companies. Under the program, the FDIC will guarantee timely payment of newly issued senior unsecured debt issued on or before October 31, 2009. The guarantee on debt issued before April 1, 2009, will expire no later than June 30, 2012. The guarantee on debt issued on or after April 1, 2009, will expire not later than December 31, 2012. The Bank has elected not to participate in the TLGP.

     The actual impact that EESA and such related measures undertaken to alleviate the credit crisis, including the extreme levels of volatility and
limited credit availability currently being experienced, is unknown.   The
failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

     American Recovery and Reinvestment Act of 2009. On February 17, 2009, President Obama signed The American Recovery and Reinvestment Act of 2009,
(ARRA), into law. The ARRA is intended to revive the US economy by creating millions of new jobs while reducing home foreclosures. In addition, the ARRA significantly rewrites the original executive compensation and corporate governance provisions of Section 111 of the EESA, which pertains to financial institutions that have received or will receive financial assistance under TARP or related programs. The specific impact that these measures may have on us is unknown.

Recent negative developments in the financial industry and credit markets may continue to adversely impact our operations, financial condition and results of operations.

     We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past year -- with falling home prices, increases in foreclosures, unemployment and under-employment - have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions such as our Company. Concerned about the stability of the financial markets and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including funding to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally. The resulting economic pressures on consumers and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

     *  We potentially face increased regulation of our industry.
        Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

     * Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite our customers become less predictive of future behaviors.

     * The process we use to estimate losses inherent in our loan and investment portfolios requires difficult, subjective and complex judgments, including forecasts of economic conditions, particularly with respect to how these economic conditions might impair the ability of our borrowers and trust preferred securities issuers to repay their debts. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

     * Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

     We expect to pay significantly higher FDIC premiums because market developments have significantly depleted the FDIC insurance fund and the ratio of reserves to insured deposits has declined.

Current levels of market volatility are unprecedented and could adversely affect our liquidity, results of operations and financial condition.

     The capital and credit markets have been experiencing volatility and disruption for more than a year reaching unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. If current levels of market disruption and volatility continue or worsen, our ability to access capital may be adversely affected, which in turn could adversely affect our business, financial condition and results of operations.

We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

     For the year ended March 31, 2009 we recorded a provision for loan losses of $2.8 million compared to $895,000 for the year ended March 31, 2008, an increase of $1.9 million. We also recorded net loan charge-offs of $710,000 for the year ended March 31, 2009 compared to $125,000 for the year ended March 31, 2008. We are experiencing increasing loan delinquencies and credit losses. Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the local economy, however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and non-performing loans. Slower sales and excess inventory in the housing market has been the primary cause of the increase in delinquencies and foreclosures for residential construction and land development loans, which represent 44% of our nonperforming assets at March 31, 2009. In addition, slowing housing sales have been a contributing factor to the increase in non-performing loans as well as the increase in delinquencies. At March 31, 2009 our total non-performing loans had increased to $12.9 million or 2.13% of net loan receivable compared to $6.0 million or 1.17% of net loan receivable at March 31, 2008. If current trends in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses. Moreover, if the recession continues, we expect that if could severely impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses. As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could adversely affect our financial condition and results of operations, perhaps materially. exercise of the warrant is not bound by this restriction.

Risks specific to our participation in TARP.

     Impact on executive compensation. As a participant in the Treasury's CPP, we became subject to the executive compensation requirements under the CPP, the EESA and Treasury regulations. The requirements that apply to us and our named executive officers are as follows:

     * incentive compensation arrangements may not encourage officers to take unnecessary risks;

     * any bonus or incentive compensation paid to an officer based on statements of earnings, gains or other criteria that are later proved to be materially inaccurate must be repaid (known as "clawback"); and

     * payments to an officer upon termination of employment may not exceed 2.99 times the officer's base amount (as defined in Section 280G of the Internal Revenue Code of 1986) (known as a "golden parachute payment").

     In addition, our Compensation Committee must identify the features in the named executive officers' compensation arrangements that could lead officers to take unnecessary and excessive risks that could threaten the Company's value. The Committee must also have a meeting at least annually with the Company's senior risk officers to discuss and review the relationship between the Company's risk management policies and practices and named executive officer compensation arrangements.

     The Company became subject to the additional executive compensation limitations in connection with the enactment of ARRA on February 17, 2009. The ARRA amends, among other things, the TARP legislation by directing the Treasury Department to issue regulations implementing strict limitations on compensation paid or accrued by financial institutions, such as the Company, participating in the TARP. These limitations are to include:

     * a prohibition on any compensation plan that would encourage manipulation of reported earnings;
     * subjecting bonus, incentive and retention payments made to the named executive officers and the next 20 most highly compensated employees to recovery if based on statements of earnings, revenues, gains or other criteria that are later found to be materially inaccurate;
     * a prohibition on making golden parachute payments (in any amount) to the named executive officers and the next five most highly compensated employees for departure from the Company other than compensation earned for services rendered or accrued benefits; and

     * a prohibition on paying bonus, incentive or retention compensation to the named executive officers, other than certain awards of long-term restricted stock or bonuses payable under existing employment agreements.

     In addition, the Board of Directors must adopt a policy regarding excessive or luxury expenditures, such as entertainment or events, office renovations and other activities that are not reasonable expenditures for staff development. The Company is also required to submit a "say-on-pay" proposal to a non-biding vote of shareholders at future annual meetings, whereby shareholders vote to approve the compensation of executives as disclosed pursuant to the executive compensation disclosures included in the proxy statement. This proposal will be presented at the 2009 Annual Meeting of Shareholders and is described in our proxy statement under "Proposal 2 Advisory Vote on Executive Compensation." In addition, there are a number of certifications by the Chief Executive Officer, Chief Financial Officer and Compensation Committee that will be required in connection with these regulations. Finally, the Treasury Department is required to review any bonus, retention awards or other compensation paid to our named executive officers and the next 20 most highly compensated employees to determine if these payments were excessive and negotiate for the reimbursement of any such excess payments.

     The ARRA directs the Treasury Department to issue regulations implementing the executive compensation restrictions. Many questions remain regarding the scope of the limitations and the requirements of the ARRA because none of the regulations mandated by the law have been issued to date. Pending the issuance of regulations, we are reviewing the requirements of the ARRA, its impact on compensation, and the effect of its requirements on our compensation arrangements. Actions required by the ARRA and consideration of competitive factors may include changes to the form and amount of compensation paid to our executive officers, including adjustments to base salaries, the reduction or elimination of bonus compensation, issuance of long-term restricted stock awards and modifications to existing agreements.

     The securities purchase agreement between us and Treasury limits our ability to pay dividends on and repurchase our common stock. The securities purchase agreement between us and Treasury provides that prior to the earlier of (i) December 19, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of Treasury, (a) increase the cash dividend on our common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than the Series A Preferred Stock or trust preferred securities. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock. These restrictions, together with the potentially dilutive impact of the warrant described in the next risk factor, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce or eliminate our common stock dividend in the future.

     The Series A Preferred Stock impacts net income available to our common shareholders and earnings per common share and the warrant we issued to Treasury may be dilutive to holders of our common stock. The dividends declared on the Series A Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale of the Series A Preferred Stock is exercised. The shares of common stock underlying the warrant represent approximately 5.31% of the shares of our common stock outstanding as of March 31, 2009 (including the shares issuable upon exercise of the warrant in total shares outstanding). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon

Our federal thrift charter may be eliminated under the Administration's Financial Regulatory Reform Plan.

     The administration has proposed the creation of a new federal government agency, the National Bank Supervisor ("NBS") that would charter and supervise all federally chartered depository institutions, and all federal branches and agencies of foreign banks. It is proposed that the NBS take over the responsibilities of the Office of the Comptroller of the Currency, which currently charters and supervises nationally chartered banks, and responsibility for the institutions currently supervised by the Office of Thrift Supervision, which supervises federally chartered thrift and thrift holding companies, such as Security Federal Corporation and Security Federal Bank. In addition, under the administration's proposal, the thrift charter, under which Security Federal Bank is organized, would be eliminated. If the administration's proposal is finalized, Security Federal Bank may be subject to a new charter mandated by the NBS. There is no assurance as to how this new charter, or the supervision by the NBS, will affect our operations going forward.

                  Risks Related to Our Market and Business

We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business.

     We are subject to extensive examinations, supervision and comprehensive regulation by the OTS, the FDIC, and the Federal Reserve Board. Banking regulations are primarily intended to protect depositors= funds, the federal deposit insurance fund and the banking system as a whole, and not shareholders or debt holders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. These changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

     Our compliance with these regulations is costly and may restrict certain activities, including but not limited to, payment of dividends on our common stock, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, access to capital and brokered deposits and location of banking offices. If we were unable to meet these or other regulatory requirements, our financial condition, liquidity, and results of operations would be materially and adversely affected.

If our allowance for loan losses is not sufficient to cover actual loan losses or if we are required to increase our provision for loan losses, our earnings could be reduced.

     We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions. Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner. If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Material additions to the allowance or increases in our provision for loan losses could have a material adverse effect on our financial condition and results of operations. Our allowance for loan losses was 1.65% of total loans and 78.8% of nonperforming loans at March 31, 2009.

     In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by the bank regulators, may have a materially adverse effect on our financial condition and results of operations.

     Furthermore, we may elect to increase our provision for loan losses in light of our assessment of economic conditions and other factors from time to time. We may elect to make further increases in our quarterly provision for loan losses in the future, particularly if economic conditions continue to deteriorate, which also could have a materially adverse effect on our financial condition and results of operations.

Our business is subject to general economic risks in Aiken, Richland, and Lexington Counties in South Carolina and Columbia County in Georgia, that could adversely impact our results of operations and financial condition.

     Our success depends primarily on the general economic conditions of the states of South Carolina and Georgia and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers located primarily in Aiken, Richland, and Lexington Counties in South Carolina and Columbia County in Georgia. As of March 31, 2009, substantially our entire real estate portfolio consisted of loans secured by properties located in these four counties. The local economic conditions in our market areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.

     Adverse economic conditions unique to these markets could have a materially adverse effect on our financial condition and results of operations. Further, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets, or other factors could impact these state and local markets and, in turn, could result in the following consequences, any of which could hurt our business materially:

     *  loan delinquencies may increase;
     *  problem assets and foreclosures may increase;
     *  demand for our products and services may decline; and
     * collateral for loans made by us, especially real estate, may decline in value, in turn reducing a customer's borrowing power and reducing the value of assets and collateral securing our loans.

     Our business activities and credit exposure are primarily concentrated in Aiken, Richland, and Lexington Counties in South Carolina and Columbia County in Georgia. Beginning in 2007 and throughout 2008, the housing market in the United States has experienced significant adverse trends, including accelerated price depreciation in some markets and rising delinquency and default rates. Our construction and land, commercial and multifamily loan portfolios and certain of our other loans have been affected by the downturn in the residential real estate market. During 2008, evidence of this downturn became more apparent in the markets we serve. We anticipate that further declines in the estate markets in our primary market area will hurt our business. As of March 31, 2009, substantially all of our loan portfolio consisted of loans secured by real estate located in Aiken, Richland, and Lexington Counties in South Carolina and Columbia County in Georgia. If real estate values continue to decline the collateral for our loans will provide less security and our ability to recover on defaulted loans by selling the underlying real estate will be diminished, making it more likely that we will suffer losses on defaulted loans. As a result of these trends, we have recently experienced an increase in delinquency and default rates in our primary market areas. These trends if they continue or worsen could cause further credit losses and loan loss provisioning and could adversely affect our earnings and financial condition.

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

Our loan portfolio is concentrated in loans with a higher risk of loss.

     We originate loans collateralized by commercial business and commercial real estate loans, as well as residential mortgage loans primarily within our market areas. Generally, commercial business and commercial real estate loans, have a higher risk of loss than the residential mortgage loans. We had approximately $425.4 million or 67.8% of our total loan portfolio outstanding in these types of higher risk loans at March 31, 2009, which is a $92.0 million or 27.6% increase since March 31, 2008. These loans have greater credit risk than residential real estate for a number of reasons, including those described below:

     Our emphasis on commercial lending may expose us to increased lending risks. Our current business strategy is focused on the expansion of commercial real estate and commercial business lending. These types of lending activities, while potentially more profitable than single-family residential lending, are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. In our primary market of Aiken, Richland, and Lexington Counties in South Carolina and Columbia County in Georgia, the housing market has slowed, with weaker demand for housing, higher inventory levels and longer marketing times. A further downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. In addition, these loans generally expose a lender to greater risk of non-payment and loss because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Further, these loans typically involve larger loan balances to single borrowers or groups of related borrowers. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. Accordingly, when there are defaults and losses on these types of loans, they are often larger on a per loan basis than those for permanent single-family or consumer loans. A secondary market for most types of commercial real estate and construction loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

     Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

Our ability to foreclose on single family home loans may be restricted.

     New legislation proposed by Congress may give bankruptcy judges the power to reduce the increasing number of home foreclosures. Bankruptcy judges would be given the authority to restructure mortgages and reduce a borrower's payments. Property owners would be allowed to keep their property while working out their debts. This legislation may restrict our collection efforts on one-to-four family loans. Separately, the administration has announced a voluntary program under the Troubled Asset Relief Program law, which provides for government subsidies for reducing a borrower's interest rate, which a lender would have to match with its own money.

Our real estate lending also exposes us to the risk of environmental liabilities.

     In the course of our business, we may foreclose and take title to real estate, and we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition and results of operations could be materially and adversely affected.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

     Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. In addition, loan volume and quality, and deposit volume and mix can be affected by market interest rates. Changes in levels of market interest rates could materially adversely affect our net interest spread, asset quality, origination volume and overall profitability.

     Interest rates have recently decreased after increasing for several years. The U.S. Federal Reserve increased its target for federal funds rates 17 times, from 1.00% to 5.25% during the period from June 30, 2004 to June 30, 2006. The U.S. Federal Reserve then decreased its target for the federal funds rate by 500 basis points to 0.25% during the period from September 18, 2007 to March 31, 2009. A sustained falling interest rate environment has a negative impact on margins as we have more interest-earning assets that adjust downward than interest-bearing liabilities that adjust downward.

     We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

     Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and advances from the FHLB, the Federal Reserve Bank of Atlanta ("FRB") and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general -- such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us.

     Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Although we consider our sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, our financial condition, results of operations, growth and future prospects could be materially adversely affected. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.

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

Our deposit insurance assessments will increase substantially, which will adversely affect our profits.

     Our FDIC deposit insurance assessments expense for the year ended March 31, 2009 was $724,000. Deposit insurance assessments will increase in 2009 as a result of recent strains on the FDIC deposit insurance fund resulting from the cost of recent bank failures and an increase in the number of banks likely to fail over the next few years. Effective April 1, 2009, FDIC assessments increased, ranging between 12 and 45 basis points. Additional premiums are charged for institutions that rely on excessive amounts of brokered deposits, including Certificate of Deposit Account Registry Services ("CDARS"), and excessive use of secured liabilities, including FHLB and FRB advances. The FDIC may adjust rates from one quarter to the next, except that no single adjustment can exceed three basis points without a rulemaking proceeding. In May 2009, the FDIC approved a special assessment of five basis points applied to the amount of assets reduced by the amount of Tier 1 capital as of June 30, 2009 (not to exceed 10 basis points of the deposit assessment base). Two additional special assessments, each of the same amount or less than the first special assessment, may be imposed for the third and fourth quarters of 2009. The FDIC has announced that the first of the additional special assessments is likely and the second special assessment is less certain.

We could see declines in our uninsured deposits, which would reduce the funds we have available for lending and other funding purposes.

     The FDIC in the fourth quarter of 2008 increased the federal insurance of deposit accounts from $100,000 to $250,000 and provided 100% insurance coverage for noninterest-bearing transaction accounts for participating members including the Bank. These increases of coverage, with the exception of IRA and certain retirement accounts, are scheduled to expire December 31, 2013. With the increase of bank failures, depositors are reviewing deposit relationships to maximize federal deposit insurance coverage. We may see outflows of uninsured deposits as customers restructure their banking relationships in setting up multiple accounts in multiple banks to maximize federal deposit insurance coverage. Changes in accounting standards may affect our performance.

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

     We are currently considering raising additional capital which may dilute your ownership interest. In addition, as a result of market conditions or other factors, that capital may not be available.

     We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In this regard, as part of our strategic planning, we are currently considering raising additional capital. We anticipate that this capital will be raised through non-government sources for the purpose of increasing our capital position.

     There can be no assurance that we will be successful in our efforts to raise additional capital. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. If we are able to raise additional capital, it would likely be on terms that are substantially dilutive to our current common shareholders. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

Strong competition within our market areas may limit our growth and may adversely affect our profitability.

     The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. Consolidation among financial service providers has resulted in fewer very large national and regional banking and financial institutions holding a large accumulation of assets. These institutions generally have significantly greater resources, a wider geographic presence or greater accessibility. Our competitors sometimes are also able to offer more services, more favorable pricing for loans and deposits or greater customer convenience than us. In addition, our competition has grown and includes new banks and other financial services providers that target our existing or potential customers. As consolidation continues, we expect additional institutions to try to exploit our market. Our results of operations depend upon our continued ability to successfully compete in our market areas. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets.

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

     The FDIC, the Federal Reserve, the Office of Thrift Supervision and the Office of the Comptroller of the Currency, have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Management should also employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance which could result in additional costs to us.

Our information systems may experience an interruption or breach in security.

     We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

     We rely on third-party service providers for much of our communications, information, operating and financial control systems technology. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources for these services. We may not be able to negotiate terms that are as favorable to us, or obtain services with similar functionality, as found in our existing systems, without the need to expend substantial resources, if at all. Any of these circumstances could have an adverse effect on our business.

We rely on dividends from subsidiaries for most of our revenue.

     Security Federal Corporation is a separate and distinct legal entity from its subsidiaries, and receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on Security Federal Corporation's capital stock and interest and principal on its debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to Security Federal Corporation. Also, its right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. In the event the Bank is unable to pay dividends, Security Federal Corporation may not be able to service its debt, pay obligations or pay dividends on its capital stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on key individuals and the loss of one or more of these key individuals could limit our growth and adversely affect earnings.

     Timothy W. Simmons, our Chief Executive Officer, is a very experienced banker and has long-standing ties to our community. The loss of Mr. Simmons, or other key personnel, could have a negative impact on earnings. The competition for seasoned, experienced, banking personnel is highly competitive in South Carolina and Georgia. The cost of attracting and retaining these individuals could increase in the future, which would negatively impact our operations. Our success depends on our ability to continue to attract, manage and retain other qualified personnel as we grow.

Our recent results may not be indicative of future results, and may not be an adequate measure of the risk of investing in our stock.

     We may not be able to sustain our historical growth rate or our recent growth rates in loans and deposits. If we are unable to sustain our growth, this would negatively affect risks related to our earnings and the value of our common stock.

Item 2.  Properties
         ----------

     At March 31, 2009, Security Federal owned the buildings and land for nine of its branch offices and the operations center, leased the land and owned the improvements thereon for one of its offices, and leased the remaining five offices, including its main office. The Company also leased three offices for Security Federal Insurance/Collier Jennings. The property related to the offices owned by Security Federal had a depreciated cost (including land) of approximately $12.8 million at March 31, 2009. At March 31, 2009, the aggregate net book value of leasehold improvements (excluding furniture and equipment) associated with leased premises was $2.6 million. In addition to the properties related to current Company offices, Security Federal owned five other properties at March 31, 2009. Three lots owned for future branch sites include one in Aiken County, South Carolina and two in Richland County, South Carolina, which had a combined book value of $2.2 million at March 31, 2009. Another lot in Aiken County, to be used for a possible new Operations Center, had a book value of $236,000. The other property consisting of land and a building, located adjacent to the 1705 Whiskey Road office, is currently leased and had a book value of approximately $295,000 at March 31, 2009. See
Note 5 of the Notes to Consolidated Financial Statements contained in the Annual Report.

     The following table sets forth the net book value of the offices owned (including land) and leasehold improvements on properties leased by Security Federal at March 31, 2009.

                                         Lease     Date
                                        Expira-  Facility   Gross
                              Owned or   tion     Opened/  Square    Net Book
Location                       Leased    Date    Acquired  Footage     Value
-----------------------------  ------    ----    --------  -------     -----

Main Office:

  238 Richland Avenue, W.
  Aiken, South Carolina        Leased    2016      2006     3,840     $781,000

Full Service Branch Offices

  100 Laurens Street, N.W.
  Aiken, South Carolina        Leased    2016      1959     3,840      783,000

  1705 Whiskey Road S.
  Aiken, South Carolina        Owned     N/A       1980    10,000    1,133,000

  313 East Martintown Road
  North Augusta, South
    Carolina                   Owned     N/A       1973     4,356      843,000

  1665 Richland Avenue, W.
  Aiken, South Carolina        Owned     N/A       1984     1,942      228,000

  Montgomery & Canal Streets
  Masonic Shopping Center
  Graniteville, South
    Carolina                   Leased    2007      1993(1)  3,576      187,000

  2812 Augusta Road
  Langley, South Carolina      Owned     N/A       1993(1)  2,509       81,000

  4568 Jefferson Davis Highway
  Clearwater, South Carolina   Owned     N/A       2008     2,287    1,553,000

  118 Main Street North
  Wagener, South Carolina      Owned     N/A       1993(1)  3,600      170,000

  1185 Sunset Boulevard
  West Columbia, South
    Carolina                   Leased    2015      2000    10,000      454,000

  2587 Whiskey Road
  Aiken, South Carolina        Owned     N/A       2006     4,000    1,477,000

  5446 Sunset Boulevard
  Lexington, South Carolina    Owned(2)  N/A       2003     9,200    1,358,000

  1900 Assembly Street
  Columbia, South Carolina     Leased(3) N/A       2007     6,000      468,000

  7004 Evans Town Center
  Evans, Georgia               Owned     N/A       2007    18,000    4,194,000

                          (table continued on following page)

                                         Lease     Date
                                        Expira-  Facility   Gross
                              Owned or   tion     Opened/  Square    Net Book
Location                       Leased    Date    Acquired  Footage     Value
-----------------------------  ------    ----    --------  -------     -----

Main Office:

  238 Richland Avenue, W.
  Aiken, South Carolina        Leased    2016      2006     3,840     $781,000

  Operations Center:
  871 East Pine Log Road
  Aiken, South Carolina        Owned     N/A       1988    10,000    1,251,000

  Insurance Investments &
    Trust Offices
  234 Richland Avenue, West
  Aiken, South Carolina        Leased    2016      2006     1,948      318,000

  Insurance Office & Insurance
  Operations Center
  517-521 Belvedere
  Clearwater Road
  North Augusta, South
    Carolina                   Leased    2011      2006     4,600       28,000

  Insurance Office
  1557 F. Gordon Highway
  Augusta, Georgia             Leased    2008      2006     1,500           --

------------
(1)  Represents acquisition date.
(2) Security Federal has a lease on the land for this office which expires in 2018, but has options through 2063.
(3) Security Federal has a lease on the land for this office which expires in 2027, but has options through 2047.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2009.

                                   PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         ------------------------------------------------------------------
         and Issuer Purchases of Equity Securities
         -----------------------------------------

     The information contained in the section captioned "Shareholders Information - Price Range of Common Stock" and "-- Dividends" in the Annual Report is incorporated herein by reference.

     Stock Repurchases. The following table sets forth the Company's repurchases of its outstanding common stock during the fourth quarter of the year ended March 31, 2009.

                                              Total Number
                                               of Shares         Maximum
                                              Purchased as        Number
                     Total                      Part of       of Shares that
                   Number of     Average        Publicly         May Yet Be
                    Shares      Price Paid     Announced        Purchased
Period             Purchased    per Share        Plans       Under the Plans
----------------  -----------  ------------   ------------  -----------------

January 1 -
 January 31.....       --      $    --             --             50,067
February 1 -
 February 28....       --           --             --             50,067
March 1 -
 March 31.......       --           --             --             50,067
                  -----------  ------------   ------------    -------------
   Total........       --      $    --             --             50,067
                  ===========  ============   ============    =============

     In May 2004, the Company's Board of Directors authorized a repurchase plan of 126,000 shares or 5% of the Company's outstanding common stock. As of March 31, 2009, all of the authorized shares under this program had been repurchased, 13,076 of which were repurchased during the current year.

     In August 2008, the Company's Board of Directors authorized a plan to continue repurchasing shares of the Company's outstanding common stock. This plan authorized the repurchase of 125,000 shares or 5% of the Company's outstanding common stock. The Company repurchased 74,933 shares of its outstanding common stock under this program during the year ended March 31, 2009. The Company is subject to restrictions on its ability to repurchase its common stock pursuant to the terms of the securities purchase agreement between the Company and the U.S. Treasury. For additional information, see
Item 1A, "Risk Factors -- Risks Related to to Recent Economic Conditions and Governmental Response Efforts -- Risks specific to our participation in TARP."

     Equity Compensation Plan Information. The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

     Performance Graph. The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return on the NASDAQ Composite Index and a peer group of the SNL All Thrift Index. Total return assumes the reinvestment of all dividends and that the value of Common Stock and each index was $100 on March 31, 2004.


                         [Graph appear here]


                                          Period Ending
                  ------------------------------------------------------------
Index             03/31/04    03/31/05  03/31/06  03/31/07  03/31/08  03/31/09
----------------  ----------  --------  --------  --------  --------  --------
Security Federal
 Corporation       $100.00     110.09    116.87    120.50    113.30    77.64
NASDAQ Composite    100.00     100.25    117.33    121.43    114.29    76.65
SNL Thrift Index    100.00      98.30    110.72    117.07     71.35    39.90

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

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

     Report of Independent and Registered Accounting Firm* Consolidated Balance Sheets, March 31, 2009 and 2008*
        Consolidated Statements of Income For the Years Ended
        March 31, 2009, 2008 and 2007*
     Consolidated Statements of Changes in Shareholders' Equity and
        Comprehensive Income For the Years Ended March 31, 2009,
        2008 and 2007*
     Consolidated Statements of Cash Flows For the Years Ended
        March 31, 2009, 2008 and 2007*
     Notes to Consolidated Financial Statements*
     Quarterly Financial Data (unaudited)*

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

     Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2009, utilizing the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of March 31, 2009 is effective.

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

     There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


/s/Timothy W. Simmons                     /s/Roy G. Lindburg
-----------------------------------       -----------------------------------
Timothy W. Simmons                        Roy G. Lindburg
President and Chief Executive Officer     Chief Financial Officer
(Principal Executive Officer)             (Principal Financial and Accounting
                                            Officer)

     (c) Changes in Internal Controls: In the year ended March 31, 2009, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Item 9B.  Other Information
          -----------------

     There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal 2009 that was not so disclosed.

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance
          ------------------------------------------------------

     The information contained under the section captioned " Proposal 1 -- Election of Directors" in the Proxy Statement is incorporated herein by reference.

     For information regarding the executive officers of the Company and the Bank, see the information contained herein under the section captioned "Item
1.  Business -- Personnel -- Executive Officers of the Registrant."

     Audit Committee Financial Expert. The Audit Committee of the Company is composed of Directors Moore (Chairperson), Alexander and Clyburn. Each member of the Audit Committee is "independent" as defined in the Nasdaq Stock Market listing standards. The Board of Directors has determined there is no "audit committee financial expert" as defined by the SEC. The Board believes that the current members of the Audit Committee are qualified to serve based on their collective experience and background. Each member of the Audit Committee is independent as that term is used in Rule 10A-3 of the Exchange Act.

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

     (d)  Equity Compensation Plan Information

     The following table sets forth certain information with respect to securities to be issued under the Company's equity compensation plans as of March 31, 2009.

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

Equity compensation
plans approved
by security holders:
 1999 Stock
   Option Plan......       59,000              21.94                --
 2002 Stock
   Option Plan .....       23,000              21.39                --
 2006 Stock
   Option Plan......       18,500              23.00                --
 2008 Equity
   Incentive Plan...         --                  --               50,000
Equity compensation
plans not approved
by security holders.         --                  --                 --
                          -------            -------             -------
       Total........      100,500              22.01              50,000
                          =======            =======             =======

Item 13.  Certain Relationships and Related Transactions, and Director
          ------------------------------------------------------------
          Independence
          ------------

     Related Transactions. The information contained in the section captioned "Meetings and Committees of the Board of Directors and Corporate Governance
Matters   Corporate Governance   Related Party Transactions" in the Proxy
Statement is incorporated herein by reference.

     Director Independence. The information contained in the section captioned "Meetings and Committees of the Board of Directors and Corporate Governance Matters -- Corporate Governance -- Director Independence" in the Proxy Statement is incorporated herein by reference.

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
               --------------------

     For a list of the financial statements filed as part of this report see
Part II -- Item  8.

     2.     Financial Statement Schedules.
            -----------------------------

     All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report filed as an exhibit hereto.

     3.     Exhibits:
            --------

     3.1    Articles of Incorporation, as amended (1)
     3.2 Articles of Amendment, including Certificate of Designation relating to the Company's Fixed Rate Cumulative Perpetual Preferred Stock Series A (2)
     3.3    Bylaws (3)
     4.1 Instruments defining the rights of security holders, including indentures (4)
     4.2 Warrant to purchase shares of the Company's common stock dated December 19, 2008 (2)
     4.3 Letter Agreement (including Securities Purchase Agreement Standard Terms, attached as Exhibit A) dated December 19, 2008 between the Company and the United States Department of the Treasury (2)
    10.1    1993 Salary Continuation Agreements (5)
    10.2    Amendment One to 1993 Salary Continuation Agreements (6)
    10.3    Form of 2006 Salary Continuation Agreement (7)
    10.4    1987 Stock Option Plan (5)
    10.5    1999 Stock Option Plan (3)
    10.6    2002 Stock Option Plan (8)
    10.7    2006 Stock Option Plan (9)
    10.8    2008 Equity Incentive Plan (10)
    10.9 Form of incentive stock option agreement and non-qualified stock option agreement pursuant to the 2006 Stock Option Plan (9)
    10.10   2004 Employee Stock Purchase Plan (11)
    10.11   Incentive Compensation Plan (5)
    10.12   Form of Security Federal Bank Salary Continuation Agreement (12)
    10.13   Form of Security Federal Split Dollar Agreement (12)
    10.14   Form of Compensation Modification Agreement (2)

    13      Annual Report to Stockholders
    14      Code of Ethics (13)
    21      Subsidiaries of Registrant
    23      Consent of Elliott Davis, LLC
    31.1    Certification of Chief Executive Officer Pursuant to Section 302
            of the Sarbanes-Oxley Act
    31.2    Certification of Chief Financial Officer Pursuant to Section 302
            of the Sarbanes-Oxley Act
    32      Certification of Chief Executive Officer and Chief Financial
            Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
    ------------
    (1) Filed on June 26, 1998, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
    (2) Incorporated by reference to the Registrant's Current Report on Form 8-K on December 23, 2008.
    (3)  Filed on March 2, 2000, as an exhibit to the Company's
         Registration Statement on Form S-8 and incorporated herein by reference.
    (4) Filed on August 12, 1987, as an exhibit to the Company's Registration Statement on Form 8-A and incorporated herein by reference.
    (5)  Filed on June 28, 1993, as an exhibit to the Company's Annual
         Report on Form 10-KSB and incorporated herein by reference.
    (6) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.
    (7)  Filed on May 24, 2006 as an exhibit to the Company's Current
         Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
    (8) Filed on June 19, 2002, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
    (9) Filed on August 22, 2006, as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-136813) and incorporated herein by reference.
    (10) Filed on June 20, 2008, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
    (11) Filed on June 18, 2004, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
    (12) Filed on May 24, 2006 as an exhibit to the Current Report on Form 8-K and incorporated herein by reference.
    (13) Filed on June 27, 2007, as an exhibit to the Company's Annual Report on Form 10-K and incorporated herein by reference.

                                 SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SECURITY FEDERAL CORPORATION


Date:  June 29, 2009                   By:  /s/ Timothy W. Simmons
                                           ----------------------------------
                                           Timothy W. Simmons
                                           President, Chief Executive
                                           Officer and Director
                                           (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Timothy W. Simmons                                 June 29, 2009
    -------------------------------------
    Timothy W. Simmons
    President, Chief Executive Officer and Director
    (Principal Executive Officer)

By: /s/Roy G. Lindburg                                    June 29, 2009
    -------------------------------------
    Roy G. Lindburg
    Chief  Financial Officer and Director
    (Principal Financial and Accounting Officer)

By:                                                              , 2009
    -------------------------------------                 -------
    T. Clifton Weeks
    Chairman of the Board and Director

By: /s/J. Chris Verenes                                   June 29, 2009
    -------------------------------------
    J. Chris Verenes
    President of the Bank and Director of
    the Company and the Bank

By:                                                              , 2009
    -------------------------------------                 -------
    Gasper L. Toole III
    Director

By: /s/Robert E. Alexander                                June 29, 2009
    -------------------------------------
    Robert E. Alexander
    Director

By:                                                              , 2009
    -------------------------------------                 -------
    Thomas L. Moore
    Director

By:                                                              , 2009
    -------------------------------------                 -------
    William Clyburn
    Director

By: /s/Frank M. Thomas, Jr.                               June 29, 2009
    -------------------------------------
    Frank M. Thomas, Jr.
    Director

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

                         Annual Report to Stockholders

                                                            ANNUAL REPORT 2009

                                                 SECURITY FEDERAL CORPORATION

LETTER TO OUR SHAREHOLDERS

Fellow Shareholders:

In keeping with our conservative but steady growth strategy, Security Federal Corporation, holding company of Security Federal Bank, is pleased to announce earnings for its fiscal year and for the fourth quarter of its fiscal year both ending March 31, 2009. The Company reported net income available to common shareholders of $2.18 million or $0.87 per common share (basic) for its fiscal year ended March 31, 2009, compared to net income available to common shareholders of $4.28 million or $1.66 per common share (basic) for its prior fiscal year ended March 31, 2008. Net income available to common shareholders for the quarter ended March 31, 2009 was $132,000 or $0.05 per common share (basic) compared to $1.02 million or $0.40 per common share (basic) for the quarter ended March 31, 2008.

Net income in both periods was significantly impacted by management's decision to increase the allowance for loan losses through additional charges to the provision for loan losses. For the quarter and year ended March 31, 2009, charges to the provision for loan losses were $1.80 million and $2.83 million, respectively compared to $445,000 and $895,000 for the same periods in the previous year. The increase in the provision during both periods reflected the Company's concern for the condition of the local and national economy coupled with overall growth in its loan portfolio and an increase in non-performing assets. Non-performing assets, which consist of non-accrual loans and repossessed assets, increased $8.12 million to $14.91 million at March 31, 2009 from $6.79 million at March 31, 2008. Despite this increase, non-performing assets comprised less than 2% of total assets at March 31, 2009 and March 31, 2008, respectively. The Company also maintained relatively low and stable trends related to net charge-offs. Net charge-offs as a percent of gross loans were 0.11% for the year ended March 31, 2009 compared to 0.02% for the year ended March 31, 2008.

Management of the Bank continues to be concerned about current market conditions and closely monitors the loan portfolio on an ongoing basis to proactively identify any potential problem loans. The allowance represented 1.65% of total loans as of March 31, 2009 compared to 1.53% as of March 31, 2008.

Net interest income increased $2.46 million or 12.24% to $22.55 million for the year ended March 31, 2009 compared to $20.09 million for the previous year. The increase in net interest income was a result of an increase in average interest bearing assets, which was offset by a decrease in the Company's net interest margin. The precipitous decline in interest rates during the year combined with the Bank's efforts to maintain competitive deposit rates within its primary market areas resulted in a six basis point decrease in net interest margin to 2.63% for the year ended March 31, 2009 compared to 2.69% in the previous year.

Net interest margin for the quarter ended March 31, 2009 improved when compared to previous quarters. For the three months ended March 31, 2009, net interest margin increased 25 basis points to 2.81% up from 2.56% for the quarter ended March 31, 2008. As a result, net interest income increased $1.50 million or 30.07% to $6.47 million for the three months ended March 31, 2009 compared to $4.97 million for the three months ended March 31, 2008.

Non-interest income for the current quarter was $1.29 million compared to $1.35 million for the comparable quarter in 2008. For the year ended March 31, 2009, non-interest income was $4.50 million, an increase of $7,000 or 0.16% when compared to $4.49 million for the same period in the prior year. General and administrative expenses increased $995,000 or 22.81% to $5.36 million for the three months ended March 31, 2009 and $3.18 million or 18.34% to $20.50 million for the year ended March 31, 2009 compared to $4.36 million and $17.32 million, respectively, for the same periods in the previous year. The increases in both periods were the result of increased personnel and property costs related to the Bank's recent expansion into two new market areas:
Richland County in South Carolina and Columbia County in Georgia.

Total assets at March 31, 2009 were $984.66 million compared to $840.03 million at March 31, 2008, an increase of 17.22% for the year. Net loans receivable increased $93.16 million or 17.99% to $611.09 million at March 31, 2009 from $517.93 million at March 31, 2008. Total deposits were $661.71 million at March 31, 2009 compared to $590.85 million at March 31, 2008, an increase of 12.0%. Federal Home Loan Bank advances, other borrowings, and subordinated debentures increased $54.04 million or 27.55% to $250.21 million at March 31, 2009 from $196.17 million at March 31, 2008.

We are pleased to announce that a quarterly dividend of $ .08 per share will be paid on or about June 15, 2009 to shareholders of record as of May 30, 2009. This is the seventy-fourth consecutive quarterly dividend to shareholders since the Bank's conversion in October of 1987 from a mutual to a stock form of ownership. The dividend was declared as a result of the Bank's continued profitability.

Security Federal Bank has 13 full service branch locations in Aiken, Clearwater, Graniteville, Langley, Lexington, North Augusta, Wagener, Columbia and West Columbia, South Carolina and Evans, Georgia. A full range of financial services, including trust and investments, are provided by the Bank and insurance services are provided by the Bank's wholly owned subsidiary, Security Federal Insurance, Inc.

Sincerely,

/s/T. Clifton Weeks      /s/Timothy W. Simmons

T. Clifton Weeks         Timothy W. Simmons
Chairman                 President & Chief Executive Officer

-2

Security Federal Insurance

Our acquisition of Collier Jennings Insurance in 2006 created the platform for our expansion into property and casualty insurance. We had several goals in mind, the first being the ability to further serve our customers by offering auto and home insurance through our network of bank branches. After months of preparation and training, we have now attained that goal. Automobile and homeowners insurance can now be purchased from licensed representatives in any of our 13 branch locations. Special arrangements have also been made for our customers to receive policy services from Travelers' most experienced senior staff. The Travelers Insurance Group began operations in 1853 and has been an industry leader for over 150 years. They are the type of organization that best exemplifies the way we do business at Security Federal...reliable and consistent service to our customers year after year.

The second goal was to provide insurance services at times that are convenient to our customer. Our branches that are open 7 days a week (South Side, Evans and Lexington) are popular with our bank customers, and now the same convenience is available for insurance customers. Travelers auto and home insurance quotes are available at our branches that are open 7 days a week. Additionally, extended hours for policy services are also available each week day from 8:00AM until 8:00PM through the Travelers Customer Care Center. Our bank and insurance customers can "take care of business" at their convenience.

Finally, Security Federal provides important banking services to the business community in the areas we serve. Our partnership with Travelers Small Business Group gives us the opportunity to further serve our business clients by providing the commercial insurance coverages they need to mitigate the risks associated with their respective business operations. Travelers ranks among the top providers of commercial insurance to business owners, and we are confident that our business banking clients will receive excellent support and policy services.

Security Federal understands the value of great products and services. We are committed to providing the services you need at convenient locations with competitive pricing. As we continue to develop our product lines, we will do so with our philosophy of "doing what is in the best interest of our customer".


CONTENTS:

2      Letter to Shareholders

3      Security Federal Insurance

4-6    Financial Highlights

7      Selected Consolidated Financial & Other Data

8 Management's Discussion and Analysis of Financial Condition & Results of Operations

25     Report of Elliott Davis, LLC, Independent Auditors

26     Consolidated Balance Sheets

27     Consolidated Statements of Income

28     Consolidated Statements of Shareholders' Equity Comprehensive Income

30     Consolidated Statements of Cash Flows

32     Notes to Consolidated Financial Statements

63     A Familiar Face
       Shareholders Information

64     Board of Directors

64-65  Bank Advisory Board

66     Management Team
       Branch Locations

67     Evans Management Team


                                                                          -3

FINANCIAL HIGHLIGHTS

                                             Years Ended March 31st

                                             2008              2009

Net Income Available to Common
  Shareholders                              4,280,000         2,181,000

Earnings Per Common Share - Basic             1.66              0.87

Book Value Per Common Share                  18.76             19.95

Total Interest Income                      49,632,000        48,867,000

Total Interest Expense                     29,544,000        26,321,000

Net Interest Income Before
 Provision For Loan Losses                 20,088,000        22,546,000

Provision For Loan Losses                     895,000         2,825,000

Net Interest Income After
 Provision For Loan Losses                 19,193,000        19,721,000

Net Interest Margin                           2.69%             2.63%

Total Loans Originated                    422,085,000       452,751,000

Adjustable Rate Loans As A Percentage
 of Total Gross Loans                        61.9%             54.3%


                             www.securityfederalbank.com
-4

Financial Highlights
------------------------------------------------------------------------------

                                   2009     2008     2007     2006      2005
                                  ------   ------   ------   ------    ------
Net Income Available to Common
 Shareholders(In Thousands)       $2,181   $4,280   $4,127   $3,813    $3,505


                                   2009     2008     2007     2006      2005
                                  ------   ------   ------   ------    ------
Total Assets (In Millions)        $985     $ 840    $ 738    $ 659     $ 586



                                   2009     2008     2007     2006      2005
                                  -------  ------   ------   ------    ------
Return on Common Equity            4.72%    9.54%   10.24%   10.27%    10.28%



Allowance for Loan Losses (1)      2009     2008     2007     2006      2005
                                  ------   ------   ------   ------    ------
                                   1.65%    1.53%    1.65%     1.76%    1.94%

(1) Allowance for losses as a percentage of total loans.

                          www.securityfederalbank.com
                                                                           -5

Financial Highlights
------------------------------------------------------------------------------

                                2009     2008     2007     2006     2005
                               ------   ------   ------   ------  ------
Book Value Per Common Share    $19.95   $18.76   $16.36   $14.82   $13.92


                                2009     2008     2007     2006     2005
                               ------   ------    ------   ------  ------
Earnings Per Common Share -
  Basic                        $0.87    $1.66    $1.59     $1.51    $1.39


Security Federal Corporation Stock Prices (at March 31st of each year)


 2009     2008     2007    2006    2005    2004    2003    2002    2001
------   ------   ------  ------  ------  ------  ------  ------  ------
 15.50    23.00    24.75   24.25   23.00   21.00   20.26   21.67   20.00



 2000    1999    1998    1997    1996    1995    1994
------  ------  ------  ------  ------  ------  ------
 18.00   15.00   7.33    5.17    4.54    3.65    3.37



 1993   1992    1991    1990
------ ------  ------  ------
 2.75   2.54    2.46    2.40


                             www.securityfederalbank.com
-6

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                    Selected Consolidated Financial and Other Data

                                    At Or For The Year Ended March 31,
                            ------------------------------------------------
                              2009      2008      2007      2006      2005
                            --------  --------  --------  --------  --------
Balance Sheet Data              (Dollars In Thousands, Except Per Share Data)
--------------------------
Total Assets                $984,662  $840,030  $738,110  $658,678  $585,978
Cash And Cash Equivalents      6,562    10,539    13,438    14,351     7,916
Investment And Mortgage-
 Backed Securities           314,099   264,312   249,905   238,433   241,076
Total Loans Receivable,
 Net (1)                     611,090   517,932   436,038   375,109   316,889
Deposits                     661,714   590,850   523,738   479,229   430,287
Advances From Federal
 Home Loan Bank              218,998   178,234   153,049   131,363   112,038
Total Shareholders' Equity    67,092    47,496    42,693    37,602    35,111

Income Data
--------------------------
Total Interest Income         48,867    49,632    42,098    32,617    25,770
Total Interest Expense        26,321    29,544    23,933    15,969    11,525
                            --------  --------  --------  --------  --------
Net Interest Income           22,546    20,088    18,165    16,648    14,245
Provision For Loan Losses      2,825       895       600       660       780
                            --------  --------  --------  --------  --------
Net Interest Income After
 Provision For Loan Losses    19,721    19,193    17,565    15,988    13,465
Non-Interest Income            4,496     4,489     3,861     2,630     2,524
General And Administrative
 Expense                      20,499    17,322    15,157    13,027    10,773
Income Taxes                   1,265     2,080     2,142     1,778     1,711
                            --------  --------  --------  --------  --------
Net Income                     2,453     4,280     4,127     3,813     3,505
Preferred Stock Dividends        252         -         -         -         -
Accretion Of Preferred Stock
 To Redemption Value              20         -         -         -         -
                            --------  --------  --------  --------  --------
Net Income Available to
 Common Shareholders        $  2,181  $  4,280  $  4,127  $  3,813  $  3,505
                            ========  ========  ========  ========  ========

Per Common Share Data
--------------------------
Net Income Per Common
 Share (Basic)              $   0.87  $   1.66  $   1.59  $   1.51  $   1.39
                            ========  ========  ========  ========  ========
Cash Dividends Declared     $   0.32  $   0.28  $   0.24  $   0.16  $   0.11
                            ========  ========  ========  ========  ========

Other Data
--------------------------
Interest Rate Spread
Information:
 Average During Period         2.45%     2.44%     2.47%     2.52%     2.44%
 End Of Period                 2.58%     2.14%     2.51%     2.59%     2.45%
 Net Interest Margin (Net
 Interest Income/Average
  Earning Assets)              2.63%     2.69%     2.76%     2.79%     2.64%
 Average Interest-Earning
  Assets To Average Interest-
  Bearing Liabilities        105.80%   106.30%   108.00%   110.25%   109.07%
 Common Equity To Total
 Assets                        4.98%     5.65%     5.78%     5.71%     5.99%
 Non-Performing Assets To
  Total Assets (2)             1.51%     0.81%     0.15%     0.20%     0.42%
 Return On Assets (Ratio Of
  Net Income To Average
  Total Assets)                0.24%     0.54%     0.59%     0.62%     0.63%
 Return On Common Equity
  (Ratio Of Net Income To
  Average Common Equity)       4.72%     9.54%    10.24%    10.27%    10.28%
 Common Equity To Assets
  Ratio (Ratio Of Average
  Common  Equity To
  Average Total Assets)        5.10%     5.66%     5.78%     6.03%     6.09%
 Dividend Pay-Out Ratio On
  Common Shares               36.59%    16.90%    15.11%    10.67%     7.96%
 Number Of Full-Service
  Offices                         13        13        11        11        11

(1)  INCLUDES LOANS HELD FOR SALE.
(2)  NON-PERFORMING ASSETS CONSIST OF NON-ACCRUAL LOANS AND REPOSSESSED
     ASSETS.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

General

The following discussion is presented to provide the reader with an understanding of the financial condition and the results of operations of Security Federal Corporation and its subsidiaries. The investment and other activities of the parent company, Security Federal Corporation (the "Company"), have had no significant impact on the results of operations for the periods presented in the financial statements. The information presented in the following discussion of financial results is indicative of the activities of Security Federal Bank ( "Bank"), a wholly owned subsidiary of the Company. The Bank is a federally chartered stock savings bank that was founded in 1922. The Bank also has four wholly owned subsidiaries: Security Federal Insurance Inc. ("SFINS"), Security Federal Investments Inc. ("SFINV"), Security Federal Trust Inc. ("SFT"), and Security Financial Services Corporation ("SFSC"). SFINS, SFINV, and SFT were formed in the fiscal year ended March 31, 2002 and began operating during the December 2001 quarter. SFINS has a wholly owned subsidiary, Collier Jennings Financial Corporation ("Collier Jennings"), which has three wholly owned subsidiaries Security Federal Auto Insurance, The Auto Insurance Store Inc., and Security Federal Premium Pay Plans Inc. SFSC was formed in 1975 and is currently inactive. In addition to the Bank, Security Federal Corporation has another wholly owned subsidiary, Security Federal Statutory Trust (the "Trust"), which issued and sold fixed and floating rate capital securities of the Trust. Under current accounting guidance, however, the Trust is not consolidated in the Company's financial statements. Unless the context indicates otherwise, references to the Company shall include the Bank and its subsidiaries.

The principal business of the Bank is accepting deposits from the general public and originating consumer and commercial business loans as well as mortgage loans that enable borrowers to purchase or refinance one-to-four family residential real estate. The Bank also originates construction loans on single-family residences, multi-family dwellings and projects, and commercial real estate, as well as loans for the acquisition, development and construction of residential subdivisions, and commercial projects.

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

Forward-Looking Statements

This document, including information included or incorporated by reference, contents, and future filings by the Company on Form 10-K, Form 10-Q, and Form 8-K, and future oral and written statements by the Company and its management may contain forward-looking statements about the Company and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation: statements with respect to anticipated future operating and financial performance; growth opportunities; interest rates; acquisition and divestiture opportunities; and synergies, efficiencies, and cost-savings. Words such as "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates, and intentions of management and are not guarantees of future performance. Factors that could affect results include interest rate trends, the general economic climate in the Company's market area and the nation as a whole, the ability of the Company to control costs and expenses, deposit flows, demand for mortgages and other loans, real estate values and vacancy rates, competition, pricing, loan delinquency rates and changes in federal regulation. These factors should be considered in evaluating "forward-looking statements," and undue reliance should not be placed on any such statements. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, identified in the Company's filings with the Securities and Exchange Commission ("SEC") and presented by our management from time to time could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.

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

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Critical Accounting Policies, Continued

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers these accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

Of these significant accounting policies, the Company considers its policies regarding the allowance for loan losses to be its most critical accounting policy because of the significant degree of management judgment involved in determining the amount of allowance for loan losses. The Company has developed policies and procedures for assessing the adequacy of the allowance for loan losses, and recognizes that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which is not known to management at the time of the issuance of the consolidated financial statements. For a further discussion of the Company's estimation process and methodology related to the allowance for loan losses, see the discussion under the section entitled "Comparison of the Years Ended March 31, 2009 and 2008- Financial Condition" and "-Provision for Loan Losses" and "Comparison of the Years Ended March 31, 2008 and 2007- Financial Condition" and "-Provision for Loan Losses" included herein.

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

A positive gap position generally has an adverse effect on net interest income during periods of falling interest rates. A positive one-year gap position occurs when the dollar amount of rate sensitive assets maturing or repricing within one year exceeds the dollar amount of rate sensitive liabilities maturing or repricing during that same one-year period. As a result, in a period of falling interest rates, the interest received on interest-earning assets will increase slower than the interest paid on interest-bearing liabilities, causing a decrease in net interest income. During periods of rising interest rates, the interest received on interest-earning assets will increase faster than interest paid on interest-bearing liabilities, thus increasing net interest income.

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

At March 31, 2009, the negative mismatch of interest-earning assets repricing or maturing within one year with interest-bearing liabilities repricing or maturing within one year was ($9.5) million or (1.0)% of total assets compared to ($12.2) million or (1.5)% at March 31, 2008. For more information on the Bank's repricing position at March 31, 2009, see the tables on pages 11 and 12.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Asset and Liability Management, Continued

During the past year, the Bank originated, for investment purposes, approximately $34.6 million in adjustable rate residential real estate loans ("ARM's"), which are held for investment and are not sold. The Bank's loan portfolio included $340.5 million of adjustable rate consumer loans, commercial loans, and mortgage loans or, approximately 54.3% of total gross loans at March 31, 2009. During fiscal 2009, the Bank originated $380.9 million in consumer and commercial loans, which are usually short term in nature. The Bank's portfolio of consumer and commercial loans was $494.5 million at March 31, 2009, $400.2 million at March 31, 2008, and $323.0 million at March 31, 2007. Consumer and commercial loans combined were 78.8% of total loans at March 31, 2009, 74.9% of total loans at March 31, 2008, and 71.8% at March 31, 2007.

At March 31, 2009, the Bank held approximately $6.0 million in longer term fixed rate residential mortgage loans. These loans, which amounted to 1.0% of the total loan portfolio, had converted from ARM loans to fixed rate loans during the previous 60 months. These fixed rate loans have remaining maturities ranging from 10 to 30 years. As of March 31, 2009, the Bank no longer had any ARM loans that have conversion features to fixed rate loans.
On new originations, the Bank sells virtually all of its 15 and 30 year fixed rate mortgage loans at origination. Fixed rate residential loans sold to Freddie Mac and other institutional investors, on a service-released basis totaled $45.3 million in fiscal 2009, $38.9 million in fiscal 2008, and $30.3 million in fiscal 2007. The Bank sells all its fixed rate mortgage loans on a service-release basis.

Certificates of deposit of $100,000 or more, referred to as "Jumbo Certificates," are normally considered to be interest rate sensitive because of their relatively short maturities. At March 31, 2009, the Bank had $192.8 million outstanding in Jumbo Certificates compared to $149.5 million at March 31, 2008. Brokered deposits totaled $25.4 million at March 31, 2009. The Bank had no brokered deposits at March 31, 2008. The majority of the Bank's deposits originate from the Bank's immediate market area.

The following table sets forth the maturity schedule of certificates of deposit with balances of $100,000 or greater at March 31, 2009:

                                             At March 31, 2009
                                             -----------------
                                              (In Thousands)
               Within 3 Months                   $ 44,977
               After 3, Within 6 Months            65,024
               After 6, Within 12 Months           61,838
               After 12 Months                     20,927
                                                 --------

                                                 $192,766
                                                 ========

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

                                                 At March 31
                                            --------------------
                                              2009        2008
                                            --------    --------
                                           (Dollars In Thousands)

Loans (1)                                   $408,858    $348,908
Mortgage-Backed Securities:
  Held To Maturity                             7,200           -
  Available For Sale                         134,792      70,019
Investment Securities:
  Held To Maturity                             4,965      16,000
  Available For Sale                          12,373      29,400
Other Interest-Earning Assets And
 FHLB Stock                                   12,791      11,343
                                            --------    --------
Total Interest Rate Sensitive Assets
 Repricing Within 1 Year                    $580,979    $475,670
                                            --------    --------

Deposits                                     470,784     422,198
FHLB Advances And Other Borrowed Money       119,713      65,662
                                            --------    --------
Total Interest Rate Sensitive
  Liabilities Repricing Within 1 Year       $590,497    $487,860
                                            --------    --------

Gap                                         $ (9,518)   $(12,190)
                                            ========    ========
Interest Rate Sensitive Assets/Interest
  Rate Sensitive Liabilities                   98.39%      97.50%
Gap As A Percent Of Total Assets               (1.0)%      (1.5)%


(1)  LOANS ARE  NET OF UNDISBURSED FUNDS AND LOANS IN PROCESS.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Asset and Liability Management, Continued

The following table sets forth the interest rate sensitivity of the Bank's assets and liabilities at March 31, 2009, on the basis of the factors and assumptions set forth in the table on the previous page.


                               < Three      3-12       1-3       3-5       5-10
                                Months     Months     Years     Years      Years    > 10 Years    Total
                              --------   --------   --------   --------   --------   --------    --------
                                                      (Dollars In Thousands)
Interest-Earnings Assets
----------------------------
Loans (1)                     $282,134   $126,724   $107,974   $ 80,416   $ 18,362   $  5,941    $621,551
Mortgage-Backed Securities:
 Held To Maturity, At Cost       1,469      5,731      6,345      2,303      1,006        902      17,756
 Available For Sale, At Fair
  Value                         35,628     99,164     62,871     33,901     13,764        600     245,928

Investment Securities: (2)
 Held To Maturity, At Cost       2,385      2,580      2,201      4,600      1,068        676      13,510
 Available For Sale, At Fair
  Value                          6,084      6,289     16,872      3,419      2,868      1,373      36,905
 FHLB Stock, At Cost                 -     12,663          -          -          -          -      12,663
Other Interest-Earning Assets      128          -          -          -          -          -         128
                              --------   --------   --------   --------   --------   --------    --------
Total Financial Assets        $327,828   $253,151   $196,263   $124,639   $ 37,068   $  9,492    $948,441
                              ========   ========   ========   ========   ========   ========    ========
Interest-Bearing Liabilities
----------------------------
Deposits:
 Certificate Accounts         $ 88,735   $268,150   $ 24,470   $  7,996   $      -   $      -    $389,351
 NOW Accounts                    3,157      9,472     50,517          -          -          -      63,146
 Money Market Accounts          24,458     73,375     52,680          -          -          -     150,513
 Statement Savings Account         859      2,578     13,750          -          -          -      17,187
 Borrowings (2)                109,713     10,000     42,278     30,000     58,218          -     250,209
 Total Interest-Bearing       --------   --------   --------   --------   --------   --------    --------
  Liabilities                 $226,922   $363,575   $183,695   $ 37,996   $ 58,218   $      -    $870,406
                              ========   ========   ========   ========   ========   ========    ========
Current Period Gap            $100,906  $(110,424)  $ 12,568   $ 86,643   $(21,150)  $  9,492    $ 78,035
Cumulative Gap                $100,906  $  (9,518)  $  3,050   $ 89,693   $ 68,543   $ 78,035    $ 78,035
Cumulative Gap As A
 Percent Of Total Assets         10.2%      (1.0)%      0.3%       9.1%        7.0%      7.9%        7.9%

(1)  LOANS ARE NET OF UNDISBURSED FUNDS AND LOANS IN PROCESS.
(2)  CALLABLE SECURITIES AND ADVANCES ARE SHOWN AT THEIR LIKELY CALL DATES BASED ON MANAGEMENT'S ESTIMATES
     AT MARCH 31, 2009.
12




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

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Financial Condition

Total assets at March 31, 2009 were $984.7 million, an increase of $144.6 million or 17.2% from $840.0 million at March 31, 2008. This increase was primarily the result of an increase in net loans receivable and an increase in mortgage-backed securities.

Total net loans receivable were $611.1 million at March 31, 2009, an increase of $93.2 million or 18.0% from $517.9 million at March 31, 2008. Residential real estate loans held for investment decreased $4.9 million or 3.7% to $127.0
million at March 31, 2009.   Typically, long term, newly originated fixed rate
mortgage loans are not retained in the portfolio but are sold immediately. ARMs are typically retained in the portfolio. At March 31, 2009, the Bank held 90.0% of its residential mortgage loans in ARMs, while it had 10.0% in fixed rate mortgages. Consumer loans increased $2.2 million or 3.3% while commercial business and commercial real estate loans increased $92.0 million or 27.6% to $425.4 million at fiscal year end March 31, 2009 from $333.4 million at March 31, 2008. A large portion of the increased activity in commercial lending during fiscal 2009 and 2008 took place in the Midlands area of South Carolina including Columbia, Lexington, and West Columbia and in Evans, Georgia. A significant portion of these loans are acquisition and development loans. Loans held for sale, which was $5.7 million at March 31, 2009, increased $3.4 million from the previous fiscal year end. Total investments and mortgage-backed securities increased $49.8 million or 18.8% to $314.1 million at March 31, 2009. Cash and cash equivalents were $6.6 million
at March 31, 2009 compared to $10.5 million at March 31, 2008.   Premises and
equipment increased $131,000 or 0.6% to $21.7 million in fiscal 2009. The Bank renovated its Operations Center in Aiken, South Carolina during the year ended March 31, 2009. The cash value of Bank Owned Life Insurance ("BOLI") was $9.6 million at March 31, 2009 compared to $8.3 million at March 31, 2008. The $1.3 million increase was attributable to accumulated BOLI earnings of $358,000 and an additional BOLI purchase of $972,000 during the fiscal year ended March 31, 2009. BOLI, which earns tax-free yields, is utilized to partially offset the cost of the Company's employee benefits programs and provide key person insurance on certain officers of the Company.

Repossessed assets acquired in settlement of loans increased $1.2 million to $2.0 million at March 31, 2009 from $767,000 at March 31, 2008. The Company foreclosed on 14 properties during the year, improved one previously held property and sold six properties. At March 31, 2009, the balance consisted of the following 14 real estate properties: two lots within one subdivision of Aiken, South Carolina; approximately 17 acres of land in Aiken, South Carolina; a commercial building and two single-family residences in Augusta, Georgia; and eight single-family residences in South Carolina. In addition to the properties listed above, the balance also included $61,000 in various other repossessed assets that were not real estate.

The balance of loans in troubled debt restructurings increased during the period. The Bank had seven loans that were troubled debt restructurings totaling $652,000 at March 31, 2009 compared to five loans totaling $187,000 at March 31, 2008. The seven troubled debt restructurings consisted of five consumer loans secured by first mortgages on residential dwellings totaling $642,000, a $7,000 consumer loan secured by a second mortgage on a residential dwelling, and a $3,000 unsecured commercial loan. None of the troubled debt restructurings were delinquent at March 31, 2009 All troubled debt restructurings are reviewed for impairment. At March 31, 2009, the Bank held $27.7 million in impaired loans compared to $4.5 million at March 31, 2008.

Non-accrual loans totaled $12.9 million at March 31, 2009 compared to $6.0 million a year earlier and consisted of eight residential real estate loans which comprised 8.6% of the balance, 32 commercial real estate loans which comprised 77.9% of the balance, 16 consumer loans which comprised 6.9% of the balance, two home equity loans which comprised 0.5% of the balance and 16 commercial non-real estate loans which comprised 6.1% of the total balance. Non-accrual loans averaged $9.2 million in fiscal 2009 compared to $2.9 million during fiscal 2008.

The Bank reviews its loan portfolio and allowance for loan losses on a monthly basis. Future additions to the Bank's allowance for loan losses are dependent on, among other things, the performance of the Bank's loan portfolio, the economy, changes in real estate values, and interest rates. There can be no assurance that additions to the allowance will not be required in future periods. Management continually monitors its loan portfolio for the impact of local economic changes. The ratio of allowance for loan losses to total loans was 1.65% at March 31, 2009 compared to 1.53% at March 31, 2008. The Bank continues to practice conservative lending and past due loans are monitored closely.

In July 2006, the Company acquired Collier Jennings Financial Corporation, an insurance agency specializing in consumer automobile insurance and premium
financing.   The resulting goodwill and other intangibles were $1.4 million and $353,000, respectively at March 31, 2009; and $1.2 million and $443,000 at March 31, 2008, respectively. Collier Jennings is now a subsidiary of Security Federal Insurance Inc.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Financial Condition, Continued

Deposits at the Bank increased $70.9 million or 12.0% to $661.7 million at March 31, 2009 from $590.9 million at March 31, 2008. During fiscal 2009, the Bank was successful in attracting certificate of deposit accounts with aggressive pricing, rate specials and advertising. In addition, the Bank had brokered time deposits of $25.4 million at March 31, 2009 compared to no brokered time deposits at March 31, 2008. Brokered time deposit were appealing because rates paid on these deposits were typically significantly lower than rates paid on time deposits obtained in the Bank's primary market areas. Total deposits, excluding brokered time deposits, increased $45.5 million or 7.7%. Total time deposits, excluding brokered time deposits increased $32.9 million or 9.9%. Brokered time deposits were 3.8% of total deposits at March 31, 2009.

Advances from the FHLB increased to $219.0 million at March 31, 2009 from $178.2 million a year earlier, an increase of $40.8 million or 22.9%. Other borrowed money, which consists of retail repurchase agreements, term auction facility borrowings from the Federal Reserve Bank, and a line of credit with another financial institution, increased $13.3 million or 103.8% to $26.1 million at March 31, 2009 from $12.8 million at March 31, 2008. The Company issued its first trust preferred security issuance in September 2006. Gross proceeds of the issuance were $5.2 million and are classified as junior subordinated debentures on the consolidated balance sheet.

Total shareholders' equity was $67.1 million at March 31, 2009, an increase of $19.6 million or 41.3% from $47.5 million a year earlier, primarily as a result of the issuance of $18.0 million in senior preferred stock and associated warrants in conjunction with the U.S. Treasury's Capital Purchase Program. See Note 18 of the Notes to the Consolidated Financial Statements included herein for additional information. The Company's net income for the year was $2.5 million. Preferred stock dividends were $253,000 and accretion of preferred stock to its redemption value was $20,000 for the year resulting in net income available to common shareholders of $2.2 million. Other changes in shareholders' equity were: proceeds from the exercise of stock options of $100,000, proceeds from employee stock purchase plan purchases of $95,000, stock compensation expense of $33,000, and a net increase in other comprehensive income of $1.4 million, offset partially by the purchase of $1.6 million of treasury stock, and 798,000 in dividends paid to common shareholders.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table also distinguishes between the changes related to higher or lower outstanding balances and the changes related to the volatility of interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in rate (changes in rate multiplied by prior year volume); (2) changes in volume (changes in volume multiplied by prior year rate); and (3) net change (the sum of the prior columns). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change attributable to volume and the change attributable to rate.


                                         Fiscal Year 2009                   Fiscal Year 2008
                                         Compared To 2008                   Compared To 2007
                                 -------------------------------     --------------------------------
                                  Volume      Rate         Net        Volume       Rate         Net
                                 --------   --------    --------     --------    --------    --------
                                                           (In Thousands)
Interest-Earning Assets:
Loans: (1)
  Mortgage Loans                 $    204   $   (390)   $   (186)    $    316    $    156    $    472
  Other Loans                       6,204     (7,161)       (957)       5,406        (425)      4,981
                                 --------   --------    --------     --------    --------    --------
Total Loans                         6,408     (7,551)     (1,143)       5,722        (269)      5,453
Mortgage-Backed Securities (2)      3,538         87       3,625          454         586       1,040
Investments (2)                    (2,481)      (716)     (3,197)         242         813       1,055
Other Interest-Earning Assets          20        (70)        (50)          14         (28)        (14)
                                 --------   --------    --------     --------    --------    --------
Total Interest-Earning Assets    $  7,485   $ (8,250)   $   (765)    $  6,432    $  1,102    $  7,534
                                 ========   ========    ========     ========    ========    ========

Interest-Bearing Liabilities:
Deposits:
Certificate Accounts             $  2,431   $ (3,074)   $   (643)    $  3,243    $  1,028    $  4,271
NOW Accounts                           (8)      (532)       (540)         (36)         39           3
Money Market Accounts                 (22)    (1,954)     (1,976)        (119)       (187)       (306)
Savings Accounts                       (1)       (45)        (46)          (7)          0          (7)
                                 --------   --------    --------     --------    --------    --------
Total Deposits                      2,400     (5,605)     (3,205)       3,081         880       3,961
Borrowings                          2,150     (2,168)        (18)       1,362         288       1,650
                                 --------   --------    --------     --------    --------    --------
Total Interest-Bearing
 Liabilities                        4,550     (7,773)     (3,223)       4,443       1,168       5,611
                                 --------   --------    --------     --------    --------    --------
Effect On Net Income             $  2,935   $   (477)   $  2,458     $  1,989    $    (66)   $  1,923
                                 ========   ========    ========     ========    ========    ========

(1) INTEREST ON NON-ACCRUAL LOANS IS NOT INCLUDED IN INCOME, ALTHOUGH THEIR LOAN BALANCES ARE INCLUDED IN
    AVERAGE LOANS OUTSTANDING.

(2) SECURITIES AVAILABLE FOR SALE ARE COMPUTED USING THEIR HISTORICAL COST.



                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations, Continued

The following table presents the total dollar amount of interest income from average interest-earning assets for the periods indicated and the resultant yields, as well as the interest expense on average interest-bearing liabilities expressed both in dollars and rates. No tax equivalent adjustments were made.


                                                 Averages For Fiscal Years Ended March 31,
                              ------------------------------------------------------------------------------
                     Yield/           2009                       2008                      2007
                     Rate At  -------------------------  ------------------------   ------------------------
                    March 31, Average            Yield/  Average           Yield/   Average           Yield/
                      2009    Balance  Interest   Rate   Balance  Interest  Rate    Balance  Interest  Rate
                    --------  -------  --------  ------  -------  -------- ------   -------  -------- ------
                                                         (Dollars In Thousands)
Interest-Earning
 Assets:
 Mortgage Loans      5.72%   $127,205  $ 7,571   5.95%  $123,893  $ 7,757   6.26%  $118,793  $ 7,285   6.13%
 Other Loans         5.82%    443,589   27,920   6.29%   356,994   28,877   8.09%   289,925   23,896   8.24%
                    -----    --------  -------   ----   --------  -------   ----   --------  -------  -----
 Total Loans (1)     5.80%    570,794   35,491   6.22%   480,887   36,634   7.62%   408,718   31,181   7.63%
 Mortgage-Backed
  Securities (2)     4.52%    217,989   10,438   4.79%   144,041    6,813   4.73%   133,923    5,773   4.31%
 Investments (2)     3.68%     66,280    2,928   4.42%   120,544    6,125   5.08%   115,253    5,070   4.40%
 Other Interest-
  Earning Assets     0.10%      2,378       10   0.42%     1,619       60   3.71%     1,412       74   5.23%
                    -----    --------  -------   ----   --------  -------   ----   --------  -------  -----
Total Interest-
 Earning Assets      5.31%   $857,441  $48,867   5.70%  $747,091  $49,632   6.64%  $659,306  $42,098   6.39%
                    =====    ========  =======   ====   ========  =======   ====   ========  =======  =====
Interest-Bearing
 Liabilities:
 Certificate
  Accounts           3.51%   $349,161  $14,125   4.05%  $295,424  $14,768   5.00%  $229,120  $10,497   4.58%
 NOW Accounts        0.21%     60,930      274   0.45%    61,534      814   1.32%    62,578      811   1.30%
 Money Market
  Accounts           1.88%    143,110    3,516   2.46%   143,695    5,492   3.82%   146,781    5,798   3.95%
 Savings Accounts    0.54%     16,107      113   0.70%    16,195      159   0.98%    16,895      166   0.98%
                    -----    --------  -------   ----   --------  -------   ----   --------  -------  -----
 Total Interest-
  Bearing Accounts   2.70%    569,308   18,028   3.17%   516,848   21,233   4.11%   455,374   17,272   3.79%
 Other Borrowings    1.09%     14,758      387   2.62%    10,171      334   3.29%     7,080      318   4.49%
 Jr. Subordinated
   Debt              4.95%      5,155      290   5.64%     5,155      362   7.03%     2,721      192   7.05%
 FHLB Advances       2.95%    221,204    7,616   3.44%   170,606    7,615   4.46%   145,299    6,151   4.23%
                    -----    --------  -------   ----   --------  -------   ----   --------  -------  -----
Total Interest-
 Bearing
 Liabilities         2.73%   $810,425  $26,321   3.25%  $702,780  $29,544   4.20%  $610,474  $23,933   3.92%
                    =====    ========  =======   ====   ========  =======   ====   ========  =======  =====
Net Interest Income                    $22,546                    $20,088                    $18,165
                                       =======                    =======                    =======
Interest Rate
 Spread              2.58%                       2.45%                      2.44%                      2.47%
                    =====                        ====                       ====                      =====
Net Yield On Earning
 Assets                                          2.63%                      2.69%                      2.76%


                                                 ====                       ====                      =====
(1) INTEREST ON NON-ACCRUAL LOANS IS NOT INCLUDED IN INCOME, ALTHOUGH THEIR LOAN BALANCES ARE INCLUDED IN
    AVERAGE LOANS OUTSTANDING.

(2) SECURITIES AVAILABLE FOR SALE ARE COMPUTED USING THEIR HISTORICAL COST.


                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


                Comparison of the Years Ended March 31, 2009 and 2008

General

The Company's earnings available to common shareholders were $2.2 million for the year ended March 31, 2009, compared to $4.3 million for the year ended March 31, 2008. The $2.1 million or 49.0% decrease in earnings was attributable primarily to compression of the net interest margin along with the Company's decision to increase the provision for loan losses as a result of the weakening economy and increases in non-performing assets. These factors, in addition to an increase in general and administrative expenses attributable to costs associated with the Company's recent expansion into two new market areas, were offset slightly by an increase in non-interest income.

Net Interest Income

The decline in interest rates during the year negatively impacted the Company's net interest margin during the year ended March 31, 2009. This decrease combined with the Bank's efforts to maintain competitive deposit rates within its primary market areas resulted in a six basis point decrease in net interest margin to 2.63% for the year ended March 31, 2009 compared to 2.69% in the previous year.

Despite the compression in the Company's margin, net interest income increased $2.5 million or 12.2% to $22.6 million in fiscal 2009 from $20.1 million in fiscal 2008. The increase was attributable to a decrease in interest expense offset in part by a decrease in interest income. Average interest-earning assets increased $110.4 million to $857.4 million while average interest-bearing liabilities increased $107.6 million to $810.4 million. The interest rate spread was 2.45% for the year ended March 31, 2009.

Interest income on loans decreased $1.1 million to $35.5 million during the year ended March 31, 2009 from $36.6 million during fiscal 2008. The decrease was attributable to a 140 basis point decrease in the yield earned on the Bank's loans during fiscal 2009 offset in part by an increase in average total loans outstanding of $89.9 million. Interest income on investment securities, mortgage-backed securities, and other investments increased $378,000 as a result of an increase in the aggregate average balance in the overall investment portfolio, including mortgage-backed securities, investments, and other interest-earning assets of $20.4 million offset by a decrease in the yield of 22 basis points.

Interest expense on deposits decreased $3.2 million or 15.1% to $18.0 million during the year ended March 31, 2009. Average interest bearing deposits increased $52.5 million while the average cost of those deposits decreased 94 basis points during the year. Interest expense on FHLB advances and other borrowings increased $55,000 or 0.7% to $8.0 million during fiscal 2009. The increase was a result of an increase in average FHLB advances and other borrowings outstanding during the year of $55.2 million while the average costs of those borrowings decreased 101 basis points to 3.39% in fiscal 2009 compared to 4.40% in fiscal 2008. Interest expense on junior subordinated debentures was $290,000 for fiscal 2009 compared to $362,000 during fiscal 2008. The average outstanding balance on these debentures remained constant at $5.2 million during both periods while the average cost decreased 139 basis points to 5.64% in fiscal 2009 compared to 7.03% in fiscal 2008.

Provision for Loan Losses

The Company's provision for loan losses increased $1.9 million to $2.8 million during the year ended March 31, 2009 from $895,000 in fiscal 2008. The increase in the provision for loan losses reflected the Company's concern for the condition of the local and national economy coupled with overall growth in its loan portfolio and an increase in non-performing assets. Non-accrual loans, which are loans delinquent 90 days or more, were $12.9 million at March 31, 2009 compared to $6.0 million at March 31, 2008. Non-performing assets, which include non-accrual loans and repossessed assets, increased $8.1 million to $14.9 million at March 31, 2009 from $6.8 million at March 31, 2008. Despite this increase, non-performing assets comprise less than 2% of total assets at March 31, 2009 and 2008. The Company also maintained relatively low and stable trends related to net charge-offs. Net charge-offs were $710,000 or 0.11% of gross loans in fiscal 2009 compared to $125,000 or 0.02% of gross loans in fiscal 2008. Management of the Bank continues to be concerned about current market conditions and closely monitors the loan portfolio on an on-going basis to proactively identify any potential problem loans.

The amount of the provision is determined by management's on-going monthly analysis of the loan portfolio. Management uses multiple methods to measure the estimate of the adequacy of the allowance for loan losses. These methods incorporate the percentage of classified loans, averages of historical loan losses in each loan category and current economic trends, and the assignment of percentage targets of reserves in each loan category. The Company considers subjective factors such as changes in local and national economic conditions, industry trends, the composition and volume of the loan portfolio, credit concentrations, lending policies, and the experience and ability of the staff, management, and the Board of Directors.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Provision for Loan Losses, Continued

Management believes the allowance for loan losses is adequate based on its best estimates of the losses inherent in the loan portfolio, although there can be no guarantee as to these estimates. In addition, bank regulatory agencies may require additional provisions to the allowance for loan losses based on their judgments and estimates as part of their examination process. Because the allowance for loan losses is an estimate, there can be no guarantee that actual loan losses would not exceed the allowance for loan losses, or that additional increases in the allowance for loan losses will not be required in the future.

Non-Interest Income

Non-interest income increased $7,000 to $4.5 million during fiscal 2009. Gain on sale of investments decreased $141,000 to $127,000 during fiscal 2009 from $268,000 during fiscal 2008. Gain on sale of loans increased $14,000 to $628,000 during fiscal 2009 compared to $613,000 during fiscal 2008 as a result of an increase in the origination and sale of fixed rate residential mortgage loans. Service fees on deposit accounts decreased $90,000 or 7.3% to $1.1 million during fiscal 2009.

Income from insurance agency commissions was $625,000 during fiscal 2009 compared to $665,000 during fiscal 2008. Other agency income from Collier Jennings increased $236,000 to $334,000 during fiscal 2009 from $98,000 during fiscal 2008 as a result of growth and expansion of the Bank's insurance subsidiary. Trust income decreased $12,000 or 2.6% to $431,000 during fiscal 2009 as a result of a decrease in the market value of the underlying trust accounts. The Bank earns trust fees as a percentage of the market value of each trust account.

Income from BOLI increased $31,000 or 9.6% to $358,000 during fiscal year 2009 as a result of an additional purchase of life insurance. Other miscellaneous income including annuity and investment brokerage commissions, Bank credit life insurance on loans, and other miscellaneous income increased $8,000 or 1.0% to $849,000 during fiscal 2009.

The Bank's three financial subsidiaries, SFINS, SFINV, and SFT began operating in the third quarter of the fiscal year ended March 31, 2002. SFINS is an insurance agency handling property and casualty insurance and health insurance. In 2009 SFINS incurred a $281,000 loss compared to a $266,000 loss in 2008. These losses are partially as a result of the continued integration of Collier Jennings. In addition, changes in South Carolina insurance laws enacted during fiscal 2008 negatively impacted revenue in conjunction with a decrease in the commissions percentages earned from the insurance companies resulting from current market conditions and increased competition. SFINV markets mutual funds, discount brokerage, and annuities. SFT is a full-service trust company. SFINV and SFT had losses of $32,000 and $10,000, respectively, in fiscal 2009 and $18,000 and $77,000, respectively in 2008.

General and Administrative Expenses

General and administrative expenses increased $3.2 million or 18.3% to $20.5 million during the year ended March 31, 2009 compared to $17.3 million during the same period one year earlier. The largest increase was compensation and employee benefits which increased $1.4 million or 13.5% to $11.7 million. Occupancy expense increased $204,000 or 11.4% to $2.0 million. The majority of the increases in salary and employee benefits and occupancy are the result of hiring additional staff to handle the Company's growth including expansion into the two new market areas of Richland County, South Carolina and Columbia County, Georgia. Annual cost of living salary adjustments contributed slightly to the increase in compensation and employee benefits as well. Depreciation and maintenance of equipment expense increased $280,000 or 20.7% to $1.6 million primarily as a result of the Company's continued expansion and additional locations.

Advertising expense increased $162,000 or 42.7% from $380,000 to $542,000 as a result of the Company using more print media advertising to attract deposits specifically in its new market areas and to promote the Bank's insurance subsidiary. FDIC insurance premiums increased $663,000 to $724,000 for fiscal 2009 from $62,000 in fiscal 2008. Previously, the Bank was benefiting from a one-time credit assessment made available by the Federal Deposit Insurance Reform Act of 2005. The credit assessment amount was applied to reduce the Bank's quarterly deposit insurance assessments. The Bank exhausted this credit during the quarter ended June 30, 2008.

                 SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

General and Administrative Expenses, Continued

Mandatorily redeemable financial instrument valuation expense was $183,000 for the year ended March 31, 2009 compared to no expense for the same period one year earlier. Based on its terms, the mandatorily redeemable financial instrument is redeemable at the greater of $26 per share or one and a half times the book value per common share of the Company which equated to $29.35 at March 31, 2009. The Company recorded a valuation expense to properly reflect the fair value of the instrument at March 31, 2009 based on the book value.

Other miscellaneous expenses, which encompasses repossessed assets expense, legal, professional, and consulting expenses, stationery and office supplies, and other expenses increased $294,000 or 8.7% during fiscal 2009. This increase is attributable to general growth including maintaining additional employees and locations.

Income Taxes

The provision for income taxes decreased $815,000 or 39.2% to $1.3 million during the year ended March 31, 2009 compared to $2.1 million for the year ended March 31, 2008. The effective tax rate was 34.0% for fiscal 2009 and 32.7% for fiscal 2008.

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

The Bank's interest rate spread decreased three basis points to 2.44% during fiscal 2008. The Federal Reserve's interest rate decreases resulted in lower yields on adjustable rate assets while intense competition in the marketplace continued to increase interest rates paid on deposit accounts. In addition, the Bank's liabilities tend to re-price at a more gradual rate than its assets. The Bank anticipates these recent rate reductions will cause asset yields to decline in fiscal 2009 as well.

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

Income Taxes

The provision for income taxes decreased $62,000 or 2.9% to $2.1 million during the year ended March 31, 2008 compared to the year ended March 31, 2007. The effective tax rate was 32.7% for fiscal 2008 and 34.2% for fiscal 2007.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Regulatory Capital

The following table reconciles the Bank's shareholders' equity to its various regulatory capital positions:

                                                         March 31,
                                                    ------------------
                                                     2009        2008
                                                    -------    -------
                                                      (In Thousands)

Bank's Shareholders' Equity (1)                     $69,724    $53,872
Reduction For Goodwill And Other Intangibles          1,774      1,640
                                                    -------    -------
Tangible Capital                                     67,950     52,232
                                                    -------    -------
Core Capital                                         67,950     52,232
                                                    -------    -------
Supplemental Capital                                  7,770      6,951
Less Assets Required To Be Deducted                       -          -
                                                    -------    -------
Total Risk-Based Capital                            $75,720    $59,183
                                                    =======    =======

(1) FOR FISCAL 2009 AND 2008, EXCLUDES UNREALIZED GAIN OF $3.8 MILLION and $2.4 MILLION RESPECTIVELY ON AVAILABLE FOR SALE SECURITIES.

The following table compares the Bank's capital levels relative to regulatory requirements at March 31, 2009:

                           Amount   Percent   Actual  Actual   Excess  Excess
                          Required  Required  Amount  Percent  Amount  Percent
                          --------  --------  ------  -------  ------  -------
                                          (Dollars In Thousands)

Tangible Capital           $19,530     2.0%   $67,950   7.0%   $48,420   5.0%
Tier 1 Leverage (Core)
 Capital                    39,060     4.0%    67,950   7.0%    28,890   3.0%
Tier 1 Risk-Based (Core)
 Capital                    24,864     4.0%    67,950  10.9%    43,086   6.9%
Total Risk-Based Capital    49,728     8.0%    75,720  12.2%    25,992   4.2%

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Liquidity and Capital Resources

Liquidity refers to the ability to generate sufficient cash flows to fund current loan demand, repay maturing borrowings, fund maturing deposit withdrawals, and meet operating expenses. The Bank's primary sources of funds include loan repayments, loan sales, increased deposits, advances from the FHLB, advances from the Federal Reserve's Term Auction Facility Program, and cash flow generated from operations. The need for funds varies among periods depending on funding needs as well as the rate of amortization and prepayment on loans. The use of FHLB and other advances varies depending on loan demand, deposit inflows, and the use of investment leverage strategies to increase net interest income.

The principal use of the Bank's funds is the origination of mortgages and other loans and the purchase of investments and mortgage-backed securities. Loan originations on loans held for investment were $415.3 million in fiscal 2009 compared to $390.9 million in fiscal 2008 and $358.9 million in fiscal 2007. The bulk of the increase in originations in fiscal 2009, 2008, and 2007 was primarily the result of an increase in commercial loan originations, which increased $38.7 million, $28.1 million, and $85.4 million, respectively. Purchases of investments and mortgage-backed securities were $144.3 million in fiscal 2009 compared to $142.8 million in fiscal 2008 and $63.4 million in fiscal 2007. Other uses of the Bank's funds included the purchase of bank owned life insurance and the purchase of additional building and equipment primarily in connection with the renovation of the Bank's operations center.

Unused lines of credit on home equity loans, credit cards, and commercial loans amounted to $70.0 million at March 31, 2009. Home equity loans are made on a floating rate basis with final maturities of 10 to 15 years. Credit cards are generally made on a floating rate basis, and are renewed annually or every other year. Management does not anticipate that the percentage of funds drawn on unused lines of credit will increase substantially over amounts currently utilized. In addition to the above commitments, the Bank has undisbursed loans-in-process of $5.6 million at March 31, 2009, which will disburse over an average of 90 days. These commitments to originate loans and future advances of lines of credit are expected to be funded from loan amortizations and prepayments, deposit inflows, maturing investments, and short-term borrowing capacity.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2009:

                                 Greater    After
                                 Than One   Three
                        Within   Through   Through              One
                          One     Three    Twelve    Within   Year Or
(In Thousands)           Month    Months   Months   One Year  Greater   Total
                        -------  --------  -------  --------  -------   ------

Unused Lines Of Credit   $4,892   $9,390   $22,957  $37,239   $38,352  $75,591
Standby Letters Of Credit    31      147       739      917       100    1,017
                         ------   ------   -------  -------   -------  -------
 Total                   $4,923   $9,537   $23,696  $38,156   $38,452  $76,608
                         ======   ======   =======  =======   =======  =======

Management believes that future liquidity can be met through the Bank's deposit base, which increased $70.9 million during fiscal 2009, and from maturing investments. Also, the Bank has another $54.0 million in unused borrowing capacity at FHLB at March 31, 2009.

Historically the Bank's cash flow from operating activities has been relatively stable. The cash flows from investing activities vary with the need to invest excess funds or utilize leverage strategies with the purchase of mortgage-backed and investment securities. The cash flows from financing activities vary depending on the need for FHLB and other advances. During the current year, the Company received $18.0 million through participation in the U.S. Treasury's Capital Purchase Program of which $13 million was infused into the Bank through a capital contribution. See "Consolidated Statements of Cash Flows" in the Consolidated Financial Statements contained herein.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Contractual Obligations

In the normal course of business, the Company enters into contractual obligations that meet various business needs. These contractual obligations include time deposits to customers, borrowings from the FHLB of Atlanta, other borrowings, junior subordinated debentures, and lease obligations for facilities. See Notes 5, 8, 9, and 10 of the Notes to the Consolidated Financial Statements included herein for additional information. The following table summarizes the Company's long-term contractual obligations at March 31, 2009. Contractual repayments may differ from actual because some of the obligations may be subject to calls.

                                        One to   Three
                            Less than   Three   to Five
                            One Year    Years    Years   Thereafter   Total
                            ---------  -------  -------  ----------  -------
                                            (In Thousands)
Time deposits               $356,885   $24,470  $ 7,996    $     -   $389,351
FHLB Advances                 91,080    39,700   30,000     58,218    218,998
Other Borrowings              26,056         -        -          -     26,056
Jr. Sub. Debentures                -         -        -      5,155      5,155
Operating Lease
  Obligations                    435       838      816      2,300      4,389
                            --------   -------  -------    -------   --------
Total                       $474,456   $65,008  $38,812    $65,673   $643,949
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

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and Board of Directors
Security Federal Corporation and Subsidiaries
Aiken, South Carolina


     We have audited the accompanying consolidated balance sheets of Security Federal Corporation and Subsidiaries (the "Company") as of March 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended March 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Security Federal Corporation and Subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009, in conformity with United States generally accepted accounting principles.

     We were not engaged to examine management's assertion about the effectiveness of Security Federal Corporation and Subsidiaries' internal control over financial reporting as of March 31, 2009 included in the accompanying Management's Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.


     /s/Elliott Davis, LLC


Columbia, South Carolina
June 10, 2009

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                                           March 31,
                                                  ---------------------------
                                                      2009          2008
                                                  ------------   ------------

ASSETS:
Cash And Cash Equivalents                         $  6,562,394   $ 10,539,054
Investment And Mortgage-Backed Securities:
 Available For Sale:  (Amortized Cost of
   $276,687,428 and $240,295,683 at March
   31, 2009 and 2008, Respectively)                282,832,735    244,157,872
 Held To Maturity:  (Fair Value of $32,492,407
   and $20,506,250 at March 31, 2009
   and 2008, Respectively)                          31,265,866     20,154,618
                                                  ------------   ------------
Total Investment And Mortgage-Backed Securities    314,098,601    264,312,490
                                                  ------------   ------------
Loans Receivable, Net:
 Held For Sale                                       5,711,807      2,295,721
 Held For Investment:  (Net of Allowance of
   $10,181,599 and $8,066,762 at March
   31, 2009 and 2008, Respectively)                605,378,066    515,635,984
                                                  ------------   ------------
Total Loans Receivable, Net                        611,089,873    517,931,705
                                                  ------------   ------------
Accrued Interest Receivable:
 Loans                                               2,011,967      1,952,866
 Mortgage-Backed Securities                          1,138,911        822,379
 Investments                                           363,707        764,746
                                                  ------------   ------------
Total Accrued Interest Receivable                    3,514,585      3,539,991
                                                  ------------   ------------

Premises And Equipment, Net                         21,675,434     21,544,380
Federal Home Loan Bank Stock, At Cost               12,662,700      9,497,100
Repossessed Assets Acquired In Settlement Of Loans   1,985,172        767,096
Bank Owned Life Insurance                            9,641,305      8,310,813
Intangible Assets, Net                                 352,500        442,500
Goodwill                                             1,421,754      1,197,954
Other Assets                                         1,657,189      1,947,403
                                                  ------------   ------------
Total Assets                                      $984,661,507   $840,030,486
                                                  ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
 Deposit Accounts                                 $661,713,575   $590,850,208
 Advances From Federal Home Loan Bank              218,998,434    178,234,007
 Other Borrowings                                   26,055,966     12,784,094
 Junior Subordinated Debentures                      5,155,000      5,155,000
 Advance Payments By Borrowers For Taxes
   And Insurance                                       421,461        620,467
 Mandatorily Redeemable Financial Instruments        1,600,312      1,417,312
 Other Liabilities                                   3,624,461      3,472,985
                                                  ------------   ------------
Total Liabilities                                  917,569,209    792,534,073
                                                  ------------   ------------
Commitments (Notes 5 and 16)
Shareholders' Equity:
 Serial Preferred Stock, $.01 Par Value;
   Authorized 200,000 Shares; Issued And
   Outstanding, 18,000 at March 31, 2009 And
   None at March 31, 2008                           17,620,065              -
 Common Stock, $.01 Par Value; Authorized
   5,000,000 Shares; Issued And Outstanding
   Shares, 2,660,528 And 2,459,595,
   Respectively, at March 31, 2009 And
   2,649,027 And 2,532,192, Respectively,
   at March 31, 2008                                    26,040         25,925
 Warrants Issued In Conjunction With Serial
   Preferred Stock                                     400,000              -
 Additional Paid-In Capital                          5,299,235      5,072,086
 Treasury Stock, At Cost (200,933 and 116,835
   shares at March 31, 2009 and 2008,Respectively)  (4,330,712)    (2,769,446)
 Accumulated Other Comprehensive Income              3,809,934      2,395,537
 Retained Earnings, Substantially Restricted        44,267,736     42,772,311
                                                  ------------   ------------

Total Shareholders' Equity                          67,092,298     47,496,413
                                                  ------------   ------------
Total Liabilities And Shareholders' Equity        $984,661,507   $840,030,486
                                                  ============   ============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                          Consolidated Statements of Income


                                           For the Years Ended March 31,
                                     ---------------------------------------
                                         2009          2008          2007
                                     -----------   -----------   -----------

Interest Income:
 Loans                              $35,491,100    $36,634,595   $31,180,719
 Mortgage-Backed Securities          10,437,935      6,812,983     5,772,667
 Investment Securities                2,928,145      6,124,662     5,070,355
 Other                                   10,095         60,086        73,873
                                    -----------    -----------   -----------
Total Interest Income                48,867,275     49,632,326    42,097,614
                                    -----------    -----------   -----------

Interest Expense:
 NOW And Money Market Accounts        3,789,877      6,306,433     6,609,207
 Statement Savings Accounts             112,982        158,703       165,664
 Certificate Accounts                14,124,818     14,768,301    10,497,490
 FHLB Advances And Other
   Borrowed Money                     8,003,354      7,948,807     6,468,828
 Junior Subordinated Debentures         290,488        362,281       191,811
                                    -----------    -----------   -----------
Total Interest Expense               26,321,519     29,544,525    23,933,000
                                    -----------    -----------   -----------

 Net Interest Income                 22,545,756     20,087,801    18,164,614
 Provision For Loan Losses            2,825,000        895,000       600,000
                                    -----------    -----------   -----------
Net Interest Income After Provision
 For Loan Losses                     19,720,756     19,192,801    17,564,614
                                    -----------    -----------   -----------
Non-Interest Income:
 Gain On Sale Of Investment
   Securities                           126,527        267,981             -
 Gain On Sale Of Loans                  627,787        613,493       460,750
 Service Fees On Deposit Accounts     1,143,147      1,232,676     1,239,579
 Commissions From Insurance Agency      624,613        664,844       649,548
 Other Agency Income                    334,215         98,499        67,613
 Trust Income                           431,000        442,625       482,376
 Bank Owned Life Insurance Income       358,492        327,193       242,619
 Other                                  849,997        841,762       718,046
                                    -----------    -----------   -----------
Total Non-Interest Income             4,495,778      4,489,073     3,860,531
                                    -----------    -----------   -----------
General And Administrative Expenses:
 Compensation And Employee Benefits  11,675,548     10,284,937     9,384,640
 Occupancy                            1,987,317      1,783,729     1,411,006
 Advertising                            541,882        379,819       297,330
 Depreciation And Maintenance
   Of Equipment                       1,631,627      1,351,289     1,309,696
 FDIC Insurance Premiums                724,227         61,508        58,325
 Amortization Of Intangibles             90,000         90,000        67,500
 Mandatorily Redeemable Financial
   Instrument Valuation Expense         183,000              -             -
 Other                                3,665,143      3,371,248     2,628,612
                                    -----------    -----------   -----------
Total General And Administrative
 Expenses                            20,498,744     17,322,530    15,157,109
                                    -----------    -----------   -----------

Income Before Income Taxes            3,717,790      6,359,344     6,268,036
Provision For Income Taxes            1,264,417      2,079,745     2,141,483
Net Income                            2,453,373      4,279,599     4,126,553
Preferred Stock Dividends               252,500              -             -
Accretion Of Preferred Stock To
 Redemption Value                        20,065              -             -
Net Income Available To Common      -----------    -----------   -----------
 Shareholders                       $ 2,180,808    $ 4,279,599   $ 4,126,553
                                    ===========    ===========   ===========

Net Income Per Common Share (Basic) $      0.87    $      1.66   $      1.59
                                    ===========    ===========   ===========
Net Income Per Common Share
 (Diluted)                          $      0.87    $      1.65   $      1.58
                                    ===========    ===========   ===========
Cash Dividend Per Share On Common
  Stock                             $      0.32    $      0.28   $      0.24
                                    ===========    ===========   ===========
Weighted Average Shares
 Outstanding (Basic)                  2,501,596      2,583,568     2,594,525
                                    ===========    ===========   ===========
Weighted Average Shares
 Outstanding (Diluted)                2,519,470      2,586,703     2,608,552
                                    ===========    ===========   ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                            SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
                           For the Years Ended March 31, 2009, 2008 and 2007

                                                                      Accumulated
                               Additional                Indirect       Other
                       Common  Paid - In    Treasury    Guarantee    Comprehensive   Retained
                       Stock    Capital      Stock     Of ESOP Debt  Income (Loss)   Earnings     Total
                       ------  ----------  ----------  ------------  -------------  ----------   -------
Balance At March 31,
 2006                 $25,582  $4,404,110  $ (238,656)  $(215,503)   $(2,086,509)  $35,712,735  $37,601,759
Net Income                  -           -           -           -              -     4,126,553    4,126,553
Other Comprehensive
 Income, Net Of Tax:
 Unrealized Holding
  Gains On Securities
  Available For Sale,
  Net Of Taxes              -           -           -           -      1,339,193             -    1,339,193
                                                                                                -----------
Comprehensive Income        -           -           -           -              -             -    5,465,746
Purchase Of Treasury Stock
 At Cost, 17,514 Shares     -           -    (412,564)          -              -             -     (412,564)
Exercise Of Stock
 Options                  232     438,233           -           -              -             -      438,465
Decrease In Indirect
 Guarantee Of ESOP Debt     -           -           -     215,503              -             -      215,503
Stock Compensation
 Expense                    -       7,686           -           -              -             -        7,686
Cash Dividends              -           -           -           -              -      (623,387)    (623,387)
                      -------  ---------- -----------   ---------    -----------   -----------  -----------
Balance At March 31,
 2007                 $25,814  $4,850,029  $ (651,220)  $       -    $  (747,316)  $39,215,901  $42,693,208
                      =======  ==========  ==========   =========    ===========   ===========  ===========

                                                                      Accumulated
                               Additional                Indirect       Other
                       Common  Paid - In    Treasury    Guarantee    Comprehensive   Retained
                       Stock    Capital      Stock     Of ESOP Debt  Income (Loss)   Earnings     Total
                       ------  ----------  ----------  ------------  -------------  ----------   -------
Balance At March 31,
 2007                 $25,814  $4,850,029  $ (651,220)  $       -     $(747,316)   $39,215,901  $42,693,208
Net Income                  -           -           -           -             -      4,279,599    4,279,599
Other Comprehensive
 Income, Net Of Tax:
 Unrealized Holding
 Gains On Securities A
 Available For Sale,
 Net Of Taxes               -           -           -           -      3,309,388             -    3,309,388
Reclassification Ad-
 justment For Gains
 Included In Net
 Income, Net Of Taxes       -           -           -           -       (166,535)            -     (166,535)
                                                                                                -----------
Comprehensive Income        -           -           -           -              -             -    7,422,452
Purchase Of Treasury Stock
 At Cost, 88,009 Shares     -           -  (2,118,226)          -              -             -   (2,118,226)
Exercise Of Stock
 Options                   63     104,958           -           -              -             -      105,021
Employee Stock Purchase
 Plan Purchases            48      96,581           -           -              -             -       96,629
Stock Compensation
 Expense                    -      20,518           -           -              -             -       20,518
Cash Dividends              -           -           -           -              -      (723,189)    (723,189)
                      -------  ---------- -----------   ---------    -----------   -----------  -----------
Balance At March 31,
 2008                 $25,925  $5,072,086 $(2,769,446)  $       -    $ 2,395,537   $42,772,311  $47,496,413
                      =======  ==========  ==========   =========    ===========   ===========  ===========

                                                                                                 (Continued)


28





















                           SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
                   For the Years Ended March 31, 2009, 2008 and 2007, Continued

                                                Addi-
                                               tional                  Accumulated
                                               Paid -                     Other
                   Preferred            Common   In        Treasury   Comprehensive  Retained
                    Stock     Warrants  Stock  Capital      Stock     Income (Loss)  Earnings      Total
                  ----------  --------  ----- ---------- -----------  ------------ -----------  -----------
Balance At
 March 31, 2008  $         - $      - $25,925 $5,072,086 $(2,769,446)  $2,395,537  $42,772,311  $47,496,413
Net Income                 -        -       -          -           -            -    2,453,373    2,453,373
Other Comprehen-
 sive Income,
 Net Of Tax:
 Unrealized Holding
  Gains On Securities
   Available For Sale,
   Net Of Taxes            -        -       -          -           -    1,492,790            -    1,492,790
 Reclassification
  Adjustment For
  Gains Included
  In Net Income,
  Net Of Taxes             -        -       -          -           -      (78,393)           -      (78,393)
                                                                                                -----------
Comprehensive Income       -        -       -          -           -            -            -    3,867,770
Purchase Of Treasury
 Stock At Cost,
 84,098 Shares             -        -       -          -  (1,561,266)           -            -   (1,561,266)
Issuance Of Preferred
 Stock And Related
 Warrants         17,600,000  400,000       -          -           -            -            -   18,000,000
Accretion Of
 Preferred Stock To
 Redemption Value     20,065        -       -          -           -            -      (20,065)           -
Exercise Of Stock
 Options                   -        -      60     99,960           -            -            -      100,020
Employee Stock
 Purchase Plan
 Purchases                 -        -      55     94,498           -            -            -       94,553
Stock Compensation
 Expense                   -        -       -     32,691           -            -            -       32,691
Cash Dividends On
 Preferred                 -        -       -          -           -            -     (140,000)    (140,000)
Cash Dividends
 On Common                 -        -       -          -           -            -     (797,883)    (797,883)
                 ----------- -------- ------- ---------- -----------   ----------  -----------  -----------
Balance At March
 31, 2009        $17,620,065 $400,000 $26,040 $5,299,235 $(4,330,712)  $3,809,934  $44,267,736  $67,092,298
                 =========== ======== ======= ========== ===========   ==========  ===========  ===========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                             29

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows

                                          For the Years Ended March 31,
                                   ------------------------------------------
                                       2009          2008           2007
                                   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                        $  2,453,373   $  4,279,599   $  4,126,553
 Adjustments To Reconcile Net
  Income To Net Cash Provided By
  Operating Activities:
  Depreciation Expense                1,491,922      1,098,711      1,011,963
  Amortization Of Intangible Assets      90,000         90,000         67,500
  Stock Option Compensation Expense      32,691         20,518          7,686
  Discount Accretion And Premium
   Amortization                         564,876        236,743        405,777
  Provisions For Losses On Loans      2,825,000        895,000        600,000
  Mandatorily Redeemable Financial
   Instrument Valuation Expense         183,000              -              -
  Gain On Sales Of Loans               (627,787)      (613,493)      (460,750)
  Gain On Sales Of Investment
   Securities                          (126,527)      (267,981)             -
  (Gain) Loss On Sale Of Real Estate     21,940        (14,685)       (48,678)
  Amortization Of Deferred Fees
   On Loans                            (130,099)      (109,539)      (283,252)
  Loss On Disposition Of Premises
   And Equipment                             61         10,906            165
  Proceeds From Sale Of Loans Held
   For Sale                          45,900,664     39,115,662     30,793,793
  Origination Of Loans Held
    For Sale                        (48,688,963)   (39,268,142)   (30,542,147)
  (Increase) Decrease In Accrued
    Interest Receivable:
      Loans                             (59,101)      (493,673)      (363,179)
      Mortgage-Backed Securities       (316,532)      (271,697)       (42,250)
      Investments                       401,039        416,893       (236,019)
  (Decrease) Increase In Advance
    Payments By Borrowers              (199,006)       134,366        (15,897)
  Other, Net                           (650,831)        10,762         88,888
                                   ------------   ------------   ------------
Net Cash Provided By Operating
 Activities                           3,165,720      5,269,950      5,110,153
                                   ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase Of Mortgage-Backed
  Securities Available For Sale    (100,017,227)   (93,232,730)   (30,261,270)
 Principal Repayments On Mortgage-
  Backed Securities Available
  For Sale                           44,254,746     39,514,170     34,829,410
 Principal Repayments On Mortgage-
  Backed Securities Held To
  Maturity                            1,526,959              -              -
 Purchase Of Investment Securities
  Available For Sale                (16,742,367)   (49,522,853)   (33,152,147)
 Maturities Of Investment Securities
  Available For Sale                 25,543,010     41,664,531      8,019,815
 Purchase of Investment Securities
  Held To Maturity                  (27,618,762)             -              -
 Maturities Of Investment Securities
  Held To Maturity                   14,983,444     44,000,000     11,000,000
 Proceeds From Sale of Investment
  Securities Available For Sale       7,135,335      8,268,604              -
 Proceeds From Sale of Mortgage-
  Backed Securities Available
  For Sale                            2,993,520              -              -
 Purchase Of FHLB Stock             (11,401,000)   (10,486,300)    (7,232,000)
 Redemption Of FHLB Stock             8,235,400      9,198,400      6,172,600
 Increase In Loans Receivable       (94,155,147)   (83,076,705)   (61,061,837)
 Capital Improvements To
  Repossessed Assets                     17,381              -              -
 Proceeds From Sale Of
  Repossessed Assets                    460,767        436,370        139,700
 Purchase And Improvement Of
  Premises And Equipment             (1,624,687)    (6,759,305)    (5,244,344)
 Proceeds From Sale of Premises
  and Equipment                           1,650            500              -
 Increase In Bank Owned Life
  Insurance                          (1,330,492)    (2,527,193)      (783,619)
                                   ------------   ------------   ------------
 Net Cash Used By Investing
  Activities                       (147,737,470)  (102,522,511)   (77,573,692)
                                   ------------   ------------   ------------

                                                                  (Continued)

                    SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                                          For the Years Ended March 31,
                                   ------------------------------------------
                                       2009          2008           2007
                                   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Increase In Deposit Accounts        70,863,367     67,112,616     44,508,253
 Proceeds From FHLB Advances        333,080,000    352,450,000    279,973,450
 Repayment Of FHLB Advances        (292,315,573)  (327,265,265)  (258,287,178)
 Proceeds Of Other Borrowings, Net   13,271,872      4,695,900        798,421
 Proceeds From Issuance Of
  Preferred Stock                    18,000,000              -              -
 Proceeds From Junior Subordinated
  Debentures                                  -              -      5,155,000
 Proceeds From Employee Stock
  Purchase Plan Purchases                94,553         96,629              -
 Proceeds From Exercise Of Stock
  Options                               100,020        105,021        438,465
 Purchase Of Treasury Stock          (1,561,266)    (2,118,226)      (412,564)
 Dividends To Preferred Stock
  Shareholders                         (140,000)             -              -
 Dividends To Common Stock
  Shareholders                         (797,883)      (723,189)      (623,387)
                                   ------------   ------------   ------------
Net Cash Provided By Financing
 Activities                         140,595,090     94,353,486     71,550,460
                                   ------------   ------------   ------------
Net Decrease In Cash And Cash
 Equivalents                         (3,976,660)    (2,899,075)      (913,079)
Cash And Cash Equivalents At
 Beginning Of Year                   10,539,054     13,438,129     14,351,208
                                   ------------   ------------   ------------
Cash And Cash Equivalents At
 End Of Year                       $  6,562,394   $ 10,539,054   $ 13,438,129
                                   ============   ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash Paid During The Period For:
 Interest                          $ 26,572,297   $ 29,481,506   $ 23,339,597
                                   ============   ============   ============
 Income Taxes                      $  1,869,900   $  2,403,290   $  1,869,292
                                   ============   ============   ============
Supplemental Schedule Of Non Cash
 Transactions:
 Additions To Repossessed Assets   $  1,718,164   $  1,163,872   $     24,909
                                   ============   ============   ============
 Gains On Securities Available For
  Sale, Net Of Taxes               $  1,414,397   $  3,142,853   $  1,339,193
                                   ============   ============   ============
 Issuance Of A Mandatorily
  Redeemable Financial Instrument
  Through The Issuance Of Common
  Stock                            $          -   $          -   $  1,417,312
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

(e)  Allowance for Loan Losses
     -------------------------
The Company provides for loan losses using the allowance method. Accordingly, all loan losses are charged to the related allowance, and all recoveries are credited to the allowance for loan losses. Additions to the allowance for loan losses are provided by charges to operations based on various factors which, in management's judgment, deserve current recognition in estimating possible losses. Such factors considered by management include the fair value of the underlying collateral, stated guarantees by the borrower, if applicable, the borrower's ability to repay from other economic resources, growth and composition of the loan portfolios, the relationship of the allowance for loan losses to outstanding loans, loss experience, delinquency
trends, and general economic conditions.  Management evaluates     the
carrying value of the loans periodically and the allowance is adjusted accordingly. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making these evaluations.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(1)  Significant Accounting Policies, Continued
     ------------------------------------------

(e)  Allowance for Loan Losses, Continued
     ------------------------------------
Allowances for loan losses are subject to periodic evaluations by various regulatory authorities and may be subject to adjustments based upon the information that is available at the time of their examinations.

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

(j)  Income Taxes
     ------------
Deferred tax expense or benefit is recognized for the net change during the year in the deferred tax liability or asset. That amount together with income taxes currently payable is the total amount of income tax expense or benefit for the year. Deferred taxes are provided for by the differences in financial reporting bases for assets and liabilities compared with their tax bases. Generally, a current tax liability or asset is established for taxes presently payable or refundable and a deferred tax liability or asset is established for future tax items. A valuation allowance, if applicable, is established for deferred tax assets that may not be realized. Tax bad debt reserves in excess of the base year amount (established as taxable years ending March 31, 1988 or later) would create a deferred tax liability. Deferred income taxes are provided for in differences between the provision for loan losses for financial statement purposes and those allowed for income tax purposes.

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

(m)  Advertising Expense
     -------------------
Advertising and public relations costs are generally expensed as incurred. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising and public relations costs of $542,000, $380,000, and $297,000 were included in the Company's results of operations for 2009, 2008, and 2007, respectively.

(n)  Stock-Based Compensation
     ------------------------
The Company accounts for compensation costs under its stock option plans using the fair value method in accordance with SFAS No. 123 (R), Shared-Based Payment ("SFAS 123R"). SFAS 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. The cost of the award is recognized in the income statement over the vesting period of the award.

(o)  Earnings Per Share
      ------------------
Net income available to common shareholders represents consolidated net income adjusted for preferred dividends declared, accretions of discounts and amortization of premiums on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of period end. The following table provides a reconciliation of net income to net income available to common shareholders for the periods presented:

                                                       March 31,
                                         ------------------------------------
                                             2009        2008         2007
                                         ----------   ----------   ----------
Earnings available to common shareholders
Net Income                               $2,453,373   $4,279,599   $4,126,553
Preferred Stock Dividends                   252,500            -            -
Deemed Dividends On Preferred Stock
  From Net Accretion of Preferred Stock      20,065            -            -
                                         ----------   ----------   ----------
Net Income Available To Common
  Shareholders                           $2,180,808   $4,279,599   $4,126,553
                                         ==========   ==========   ==========

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(1)  Significant Accounting Policies, Continued
     ------------------------------------------

(o)  Earnings Per Share, Continued
     -----------------------------
The following table shows the effect of dilutive options and warrants on the Company's earnings per share for the periods indicated:

                                         For the Year Ended
                  ------------------------------------------------------------
                            March 31, 2009              March 31, 2008
                  -----------------------------  -----------------------------
                                      Per Share                      Per Share
                  Income      Shares   Amounts   Income      Shares   Amounts
                  ------      ------  ---------  ------      ------  ---------

Basic EPS      $2,180,808   2,501,596  $0.87   $4,279,599  2,583,568   $1.66
Dilutive
effect of:
 Stock Options
  And Warrants          -           -      -            -      3,135   (0.01)
 Mandatorily
  Redeemable
  Shares                -      17,874      -            -          -       -
               ----------   ---------  -----   ----------  ---------   -----
Diluted EPS    $2,180,808   2,519,470  $0.87   $4,279,599  2,586,703   $1.65
               ==========   =========  =====   ==========  =========   =====

                                            For the Year Ended
                                              March 31, 2007
                                     -------------------------------
                                                           Per share
                                     Income      Shares     Amounts
                                     ------      ------    ---------

             Basic EPS             $4,126,553  2,594,525   $    1.59
             Dilutive effect of:
               Stock Options                -     14,027       (0.01)
                                   ----------  ---------   ---------
             Diluted EPS           $4,126,553  2,608,552   $    1.58\
                                   ==========  =========   =========

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

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," ("SFAS 141(R)") which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after April 1, 2009. Early adoption is prohibited. Accordingly, the Company is required to record and disclose business combinations following the new accounting guidance beginning April 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative hedging activities and thereby improving the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS No. 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 is effective for the Company on April 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.

In February 2008, the FASB issued FASB Staff Position No. 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions" ("FSP 140-3"). FSP 140-3 provides guidance on accounting for a transfer of a financial asset and the transferor's repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140. FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on April 1, 2009. The Company does not expect the adoption of FSP 140-3 to have a material impact on its financial position, results of operations and cash flows.

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective November 15, 2008. The FASB has stated that it does not expect SFAS 162 will result in a change in current practice. The application of SFAS 162 had no effect on the Company's financial position, results of operations or cash flows.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(1)  Significant Accounting Policies, Continued
     ------------------------------------------

(q)  Recently Issued Accounting Standards, Continued
     -----------------------------------------------
The FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)," ("FSP APB 14-1"). The Staff Position specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 provides guidance for initial and subsequent measurement as well as derecognition provisions. The Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently analyzing the effect, if any, the adoption of this Staff Position will have on the Company's financial position, results of operations or cash flows.

FSP SFAS 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain
Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161," ("FSP SFAS 133-1 and FIN 45-4") was issued September 2008, effective for reporting periods (annual or interim) ending after November 15, 2008. FSP SFAS 133-1 and FIN 45-4 amends SFAS No. 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions. Disclosures must be made for entire hybrid instruments that have embedded credit derivatives. The staff position also amends FIN 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee. If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed. The staff position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. After initial adoption, comparative disclosures are required only for subsequent periods. FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The adoption of this Staff Position is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

The SEC's Office of the Chief Accountant and the staff of the FASB issued 2008-234 on September 30, 2008 ("Press Release") to provide clarifications on fair value accounting. The press release includes guidance on the use of management's internal assumptions and the use of "market" quotes. It also reiterates the factors in SEC Staff Accounting Bulletin ("SAB") Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

On October 10, 2008, the FASB issued FSP SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP SFAS 157-3"). This FSP clarifies the application of SFAS No. 157, "Fair Value Measurements" (see Note 21) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP was effective for the quarter ended September 30, 2008. The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of March 31, 2009 as discussed in Note 21.

FSP SFAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities," ("FSP SFAS 140-4 and FIN 46(R)-8") was issued in December 2008 to require public entities to disclose additional information about transfers of financial assets and to require public enterprises to provide additional disclosures about their involvement with variable interest entities. The FSP also requires certain disclosures for public enterprises that are sponsors and servicers of qualifying special purpose entities. The FSP was effective for the first reporting period ending after December 15, 2008. This FSP had no material impact on the financial position of the Company.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(1)  Significant Accounting Policies, Continued
     ------------------------------------------

(q)  Recently Issued Accounting Standards, Continued
     -----------------------------------------------
In December 2008 the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") SFAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets," ("FSP SFAS 132(R)-1"). This FSP provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard ("SFAS") 132, to disclose net periodic benefit cost for each period for which a statement of income is presented.FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related to its benefit plans.

FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20," ("FSP EITF 99-20-1") was issued in January 2009. Prior to the FSP, other-than-temporary impairment was determined by using either Emerging
Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets," ("EITF 99-20") or SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115") depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The FSP was effective for reporting periods ending after December 15, 2008. Management has reviewed the Company's security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," ("FSP SFAS 115-2 and SFAS 124-2") categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income.

The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses). FSP SFAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly" recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity's intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques. FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(1)  Significant Accounting Policies, Continued
     ------------------------------------------

(q)  Recently Issued Accounting Standards, Continued
     -----------------------------------------------
A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, in which case all three must be adopted. The Company will adopt the staff positions for its first quarter 10-Q but does not expect the staff positions to have a material impact on the consolidated financial statements.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R). The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company's first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 111 on April 9, 2009 to amend Topic 5.M., "Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities" and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff's previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that "other-than-temporary" impairment is not necessarily the same as "permanent" impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company's financial position.

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

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(2)  Investment and Mortgage-Backed Securities, Available for Sale
     -------------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

                                             March 31, 2009
                         -----------------------------------------------------
                                           Gross       Gross
                                         Unrealized  Unrealized
                         Amortized Cost    Gains       Losses      Fair value
                         --------------  ----------  ----------   ------------

FHLB Securities           $ 15,401,116   $  428,886   $ 18,450   $ 15,811,552
Federal Farm Credit
 Securities                 14,521,626      121,699      8,855     14,634,470
Federal National Mortgage
 Association ("FNMA")
 Bonds                       2,000,000        7,810          -      2,007,810
Small Business
 Administration ("SBA")
 Bonds                       3,319,651       65,119     18,201      3,366,569
Taxable Municipal Bond       1,019,781       26,818          -      1,046,599
Mortgage-Backed Securities 240,322,316    5,718,587    112,668    245,928,235
Equity Securities              102,938            -     65,438         37,500
                          ------------   ----------   --------   ------------
                          $276,687,428   $6,368,919   $223,612   $282,832,735
                          ============   ==========   ========   ============


                                             March 31, 2008
                         -----------------------------------------------------
                                           Gross       Gross
                                         Unrealized  Unrealized
                         Amortized Cost    Gains       Losses      Fair value
                         --------------  ----------  ----------   ------------
FHLB Securities           $ 31,891,456   $  625,583  $      -    $ 32,517,039
Federal Farm Credit
 Securities                 14,849,646      323,594         -      15,173,240
FNMA Bonds                   2,997,470        7,840         -       3,005,310
Mortgage-Backed
 Securities                190,454,173    3,023,143   104,283     193,373,033
Equity Securities              102,938            -    13,688          89,250
                          ------------   ----------   --------   ------------
                          $240,295,683   $3,980,160  $117,971    $244,157,872
                          ============   ==========   ========   ============

FHLB securities, Federal Farm Credit securities, FNMA bonds, and FNMA and FHLMC mortgage-backed securities are issued by government-sponsored enterprises ("GSEs"). GSEs are not backed by the full faith and credit of the United States government. SBA bonds are backed by the full faith and credit of the United States government. Included in the tables above and below in mortgage-backed securities are GNMA mortgage-backed securities, which are also backed by the full faith and credit of the United States government. At March 31, 2009 and 2008, the Bank held an amortized cost and fair value of $107.3 million and $110.2 million and $72.8 million and $74.2 million, respectively in GNMA mortgage-backed securities included in mortgage-backed securities listed above. All mortgage-backed securities above are either GSEs or GNMA mortgage-backed securities. The balance does not include any private label mortgage-backed securities.

The amortized cost and fair value of investment and mortgage-backed securities available for sale at March 31, 2009 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties.

                                            Amortized Cost     Fair Value
                                            --------------    ------------
          Less Than One Year                 $    506,155     $    509,167
          One - Five Years                      4,688,506        4,819,810
          Five - Ten Years                     18,723,998       19,021,754
          After Ten Years                      12,446,453       12,553,769
          Mortgage-Backed Securities          240,322,316      245,928,235
                                             ------------     ------------
                                             $276,687,428     $282,832,735
                                             ============     ============

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(2)  Investment and Mortgage-Backed Securities, Available for Sale, Continued
     ------------------------------------------------------------------------

At March 31, 2009 and 2008, the amortized cost and fair value of investment and mortgage-backed securities available for sale pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $239.0 million and $245.8 million and $137.7 million and $140.1 million, respectively.

The Bank received approximately $10.1 million and $8.2 million, respectively in proceeds from sales of available for sale securities during the years ended March 31, 2009 and 2008 and recognized approximately $149,000 in gross gains and $22,000 in gross losses for the year ended March 31, 2009 and $269,000 in gross gains and $1,000 in gross losses for the year ended March 31, 2008. There were no sales of available for sale securities in the year ended March 31, 2007.

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual available for sale securities have been in a continuous unrealized loss position, at March 31, 2009.




                          Less than 12 Months       12 Months or More               Total
                         --------------------    ----------------------     ----------------------
                          Fair      Unrealized     Fair       Unrealized      Fair      Unrealized
                          Value       Losses       Value        Losses        Value        Losses
                         -------    ----------    -------     ----------     -------    -----------

FHLB Securities       $ 1,980,000    $ 18,450    $      -     $        -   $ 1,980,000    $ 18,450
Federal Farm Credit
 Securities             3,032,510       8,855           -              -     3,032,510       8,855
Mortgage-Backed
 Securities            23,659,916     109,978     477,716          2,690    24,137,632     112,668
SBA Bonds               1,009,060      18,201           -              -     1,009,060      18,201
Equity Securities               -           -      37,500         65,438        37,500      65,438
                      -----------    --------    --------     ----------   -----------    --------
                      $29,681,486    $155,484    $515,216     $   68,128   $30,196,702    $223,612
                      ===========    ========    ========     ==========   ===========    ========



Securities classified as available-for-sale are recorded at fair market value. Approximately 30.5% of the unrealized losses, or two individual securities, consisted of securities in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

(3)  Investment and Mortgage-Backed Securities, Held to Maturity
     -----------------------------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:


                                              March 31, 2009
                           ---------------------------------------------------
                                             Gross       Gross
                                           Unrealized  Unrealized
                           Amortized Cost    Gains       Losses    Fair Value
                           --------------  ----------  ----------  -----------

FHLB Securities             $ 7,000,000    $  371,260  $    8,750  $ 7,362,510
Federal Farm Credit
 Securities                   1,000,000        19,060           -    1,019,060
SBA Bonds                     5,355,028       336,242           -    5,691,270
Mortgage-Backed Securities   17,755,838       508,729           -   18,264,567
Equity Securities               155,000             -           -      155,000
                            -----------    ----------  ----------  -----------
                            $31,265,866    $1,235,291  $    8,750  $32,492,407
                            ===========    ==========  ==========  ===========


                                              March 31, 2008
                           ---------------------------------------------------
                                             Gross       Gross
                                           Unrealized  Unrealized
                           Amortized Cost    Gains       Losses    Fair Value
                           --------------  ----------  ----------  -----------

FHLB Securities             $17,999,618    $  320,072  $        -  $18,319,690
Federal Farm Credit
 Securities                   2,000,000        31,560           -    2,031,560
Equity Securities               155,000             -           -      155,000
                            -----------    ----------  ----------  -----------
                            $20,154,618    $  351,632  $        -  $20,506,250
                            ===========    ==========  ==========  ===========

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(3)  Investment and Mortgage-Backed Securities, Held to Maturity, Continued
     ----------------------------------------------------------------------

FHLB securities, Federal Farm Credit securities, and FNMA and FHLMC mortgage-backed securities are issued by GSE's. GSE's are not backed by the full faith and credit of the United States government. SBA bonds are backed by the full faith and credit of the United States government. Included in the tables above and below in mortgage-backed securities are GNMA mortgage-backed securities, which are also backed by the full faith and credit of the United States government. At March 31, 2009, the Bank held an amortized cost and fair value of $10.8 million and $11.1 million, respectively in GNMA mortgage-backed securities included in mortgage-backed securities listed above. There were no GNMA mortgage-backed securities included in mortgage-backed securities at March 31, 2008. All mortgage-backed securities above are either GSEs or GNMA mortgage-backed securities. The balance does not include any private label mortgage-backed securities.

The amortized cost and fair value of investment and mortgage-backed securities held to maturity at March 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities resulting from call features on certain investments.

                                            Amortized Cost  Fair Value
                                             -----------    -----------

           Less Than One Year                $ 2,000,000    $ 2,024,690
           One - Five Years                    4,155,000      4,513,130
           Over Five - Ten Years               2,447,341      2,505,024
           More Than Ten Years                 4,907,687      5,184,996
           Mortgage-Backed Securities         17,755,838     18,264,567
                                             -----------    -----------
                                             $31,265,866    $32,492,407
                                             ===========    ===========

At March 31, 2009 and 2008, the amortized cost and fair value of investment and mortgage-backed securities held to maturity pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $19.2 million and $19.9 million and $20.2 million and $20.5 million, respectively. The Company only had one held to maturity security that was in an unrealized loss position at March 31, 2009. The fair value of this FHLB security was $991,250 and the unrealized loss was $8,750. The security had been in an unrealized loss position for less than 12 months. The Company did not have any held to maturity securities that had been in an unrealized loss position for over 12 months as of March 31, 2009. The Company's held-to-maturity portfolio is recorded at amortized cost. The Company has the ability and intends to hold these securities to maturity. There were no sales of securities held to maturity during the years ended March 31, 2009, 2008 or 2007.

(4)   Loans Receivable, Net
      ---------------------

Loans receivable, net, at March 31 consisted of the following:

                                                2009         2008
                                           ------------   ------------

     Residential Real Estate Loans         $126,980,894   $131,863,466
     Consumer Loans                          69,025,082     66,832,377
     Commercial Business And Real
       Estate Loans                         425,435,186    333,386,661
     Loans Held For Sale                      5,711,807      2,295,721
                                           ------------   ------------
                                            627,152,969    534,378,225
                                           ------------   ------------
     Less:
       Allowance For Loan Losses             10,181,599      8,066,762
       Loans In Process                       5,602,248      8,064,728
       Deferred Loan Fees                       279,249        315,030
                                           ------------   ------------
                                             16,063,096     16,446,520
                                           ------------   ------------
     Total Loans Receivable, Net           $611,089,873   $517,931,705
                                           ============   ============

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(4)  Loans Receivable, Net, Continued
     --------------------------------

Changes in the allowance for loan losses for the years ended March 31 are summarized as follows:

                                        2009          2008         2007
                                    -----------   -----------   -----------

Balance At Beginning Of Year        $ 8,066,762   $ 7,296,791   $ 6,704,734
Allowance Acquired in Acquisition             -             -        21,697
Provision For Loan Losses             2,825,000       895,000       600,000
Charge Offs                            (745,275)     (249,673)     (132,712)
Recoveries                               35,112       124,644       103,072
                                    -----------   -----------   -----------
Total Allowance For Loan Losses     $10,181,599   $ 8,066,762   $ 7,296,791
                                    ===========   ===========   ===========

The following table sets forth the amount of the Company's non-accrual loans and the status of the related interest income at March 31:

                                                      2009           2008
                                                  -----------    -----------

     Non-Accrual Loans                            $12,920,000    $ 6,019,000
                                                  ===========    ===========
     Interest Income That Would Have Been
     Recognized Under Original Terms              $   578,000    $   238,000
                                                  ===========    ===========

At March 31, 2009 and 2008, impaired loans amounted to $27.7 million and $4.5 million, respectively. Losses on impaired loans are accounted for in the allowance for loan loss. Valuation allowances for impaired loans totaled $1.9 million and $588,000 for March 31, 2009 and 2008, respectively. The average recorded investment in impaired loans was $11.5 million and $1.9 million for the years ended March 31, 2009 and 2008, respectively.

FHLB advances are secured by a blanket pledge of the Bank's portfolio of single-family mortgage loans.

(5)  Premises and Equipment, Net
     ---------------------------

Premises and equipment, net, at March 31 are summarized as follows:

                                                     2009           2008
                                                 -----------    -----------

     Land                                        $ 5,471,503    $ 5,471,503
     Buildings And Improvements                   17,245,038     16,597,627
     Furniture And Equipment                       9,925,675      8,924,922
     Construction In Progress                         88,997        153,505
                                                 -----------    -----------
                                                  32,731,213     31,147,557
     Less Accumulated Depreciation               (11,055,779)    (9,603,177)
                                                 -----------    -----------
     Total Premises And Equipment, Net           $21,675,434    $21,544,380
                                                 ===========    ===========


Depreciation expense for the years ended March 31, 2009, 2008, and 2007 was approximately $1.5 million, $1.1 million, and $1.0 million, respectively.

The Bank has entered into non-cancelable operating leases related to buildings and land. At March 31, 2009, future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows (by fiscal year):

     2010                                        $  435,078
     2011                                           433,613
     2012                                           404,213
     2013                                           404,451
     2014                                           411,463
     Thereafter                                   2,299,819
                                                 ----------
                                                 $4,388,637
                                                 ==========

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(5)  Premises and Equipment, Net, Continued
     --------------------------------------

Total rental expense amounted to $441,000, $435,000, and $343,000 for the years ended March 31, 2009, 2008 and 2007, respectively. Four lease agreements with monthly expenses of $6,179, $800, $7,792, and $8,250 have multiple renewal options totaling 30, 10, 45, and 20 years, respectively.

(6)  Intangible Assets and Goodwill
     ------------------------------

Intangible assets and goodwill are the result of the Collier Jennings acquisition in July 2006. Changes in intangible assets and goodwill for the years ended March 31 consisted of the following:

                                                     2009           2008
                                                 -----------    -----------
     Customer List
       Balance At Beginning Of Year              $   291,246    $   341,250
       Amortization                                   50,000         50,004
                                                 -----------    -----------
       Balance At End Of Year                        241,246        291,246
                                                 -----------    -----------
     Employment Contracts
       Balance At Beginning Of Year                  151,254        191,250
       Amortization                                   40,000         39,996
                                                 -----------    -----------
       Balance At End Of Year                        111,254        151,254
                                                 -----------    -----------
     Total Intangibles                               352,500        442,500
     Goodwill                                      1,421,754      1,197,954
                                                 -----------    -----------
          Total                                  $ 1,774,254    $ 1,640,454
                                                 ===========    ===========

In accordance with SFAS No. 142, the Company evaluates its goodwill on an annual basis. The evaluations were performed as of September 30, 2008 for fiscal year ended March 31, 2009 and March 31, 2008 for the previous fiscal year. At the time of the evaluations the Company determined that no impairment existed. Therefore, there was no amortization of goodwill for the years ended March 31, 2009 and 2008.

(7)  FHLB Stock
     ----------

Every federally insured savings institution is required to invest in FHLB stock. No readily available market exists for this stock and it has no quoted fair value. However, because redemption of this stock has historically been at par, it is carried at cost.

The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which is 0.20% of total assets at December 31, 2008 and 2007 plus a transaction component which equals 4.5% of outstanding advances (borrowings) from the FHLB of Atlanta. The Bank is in compliance with this requirement with an investment in FHLB of Atlanta stock of $12.7 million and $9.5 million as of March 31, 2009 and 2008, respectively.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(8)  Deposits
     --------

Deposits outstanding by type of account are summarized as follows:

                     At March 31, 2009                At March 31, 2008
               -----------------------------    -----------------------------
                                    Interest                         Interest
                          Weighted   Rate                  Weighted   Rate
                            Rate     Range       Amount      Rate     Range
               ---------    ----    --------    --------     ----    --------
Checking
 Accounts    $104,662,377   0.21%  0.00-1.24%  $100,585,610  0.47%  0.00-1.98%
Money Market
 Accts.       150,513,010   1.88%  0.00-2.03%   143,225,218  2.84%  1.09-3.01%
Statement
 Savings
 Accounts      17,187,295   0.54%  0.45-0.55%    15,966,557  0.97%  0.00-1.00%
Total        ------------   ----   ---------   ------------  ----   ---------
Total         272,362,682   1.15%  0.00-2.03%   259,777,385  1.87%  0.00-3.01%
Total        ------------   ----   ---------   ------------  ----   ---------
Certificate
 Accounts:
0.00 - 1.99%   21,143,194                                 -
2.00 - 2.99%  112,373,285                        14,047,109
3.00 - 3.99%   76,088,180                        59,526,823
4.00 - 4.99%  173,467,216                        68,149,323
5.00 - 5.99%    6,279,018                       189,349,568
             ------------                      ------------
Total         389,350,893   3.51%  1.05-5.50%   331,072,823  4.75%  2.03-5.84%
Total        ------------   ----   ---------   ------------  ----   ---------
 Deposits    $661,713,575   2.54%  0.00-5.50%  $590,850,208  3.46%  0.00-5.84%
             ============   ====   =========   ============  ====   =========

Included in the certificate accounts above at March 31, 2009 were $25.4 million in brokered deposits with a weighted average interest rate of 2.04%. Of these brokered deposits, $15.4 million mature within one year. There were no brokered deposits as of March 31, 2008.

The aggregate amount of short-term certificates of deposit with a minimum denomination of $100,000 was $192.8 million and $149.5 million at March 31, 2009 and 2008, respectively. The amounts and scheduled maturities of all certificates of deposit at March 31 are as follows:

                                                          March 31,
                                                 ---------------------------
                                                     2009           2008
                                                 ------------   ------------

     Within 1 Year                               $356,884,263   $313,602,472
     After 1 Year, Within 2                        14,221,908      8,065,206
     After 2 Years, Within 3                       10,248,417      3,056,613
     After 3 Years, Within 4                        3,930,728      2,973,423
     After 4 Years, Within 5                        4,065,577      3,375,109
     Thereafter                                             -              -
                                                 ------------   ------------
                                                 $389,350,893   $331,072,823
                                                 ============   ============

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(9)  Advances From Federal Home Loan Bank (FHLB) And Other Borrowings
     ----------------------------------------------------------------

Advances from the FHLB at March 31 are summarized by year of maturity and weighted average interest rate below:

                                   2009                       2008
                       -------------------------    -------------------------
  Year Ending March 31                  Weighted                     Weighted
                          Amount          Rate         Amount          Rate
                       ------------     --------    ------------     --------

  2009                 $          -            -    $ 42,300,000        3.28%
  2010                   91,080,000        0.94%      10,000,000        4.88%
  2011                   15,000,000        4.87%      15,000,000        4.87%
  2012                   24,700,000        4.56%      24,700,000        4.56%
  2013                   10,000,000        4.76%      10,000,000        4.76%
  2014                   20,000,000        3.84%      15,000,000        4.09%
  Thereafter             58,218,434        4.30%      61,234,007        4.28%
                       ------------        ----     ------------        ----
                       $218,998,434        2.95%    $178,234,007        4.18%
                       ============        ====     ============        ====

These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank's portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $176.8 million and $182.4 million at March 31, 2009 and $97.1 million and $98.9 million at March 31, 2008, respectively. Advances are subject to prepayment penalties.

The following tables show callable FHLB advances as of the dates indicated. These advances are also included in the above table. All callable advances are callable at the option of the FHLB. If an advance is called, the Bank has the option to payoff the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

                                 As of March 31, 2009
------------------------------------------------------------------------------
Borrow Date  Maturity Date    Amount   Int. Rate     Type        Call Dates
-----------  -------------   --------  ---------   --------    ---------------
06/24/05       06/24/15     5,000,000    3.710%   1 Time Call  06/24/10
11/10/05       11/10/15     5,000,000    4.400%   1 Time Call  11/10/09
11/23/05       11/23/15     5,000,000    3.933%   Multi-Call   05/25/08 and
                                                                quarterly
                                                                thereafter
11/29/05       11/29/13     5,000,000    4.320%   1 Time Call  05/29/09
12/14/05       12/14/11     5,000,000    4.640%   1 Time Call  09/14/09
01/12/06       01/12/16     5,000,000    4.450%   1 Time Call  01/12/11
03/01/06       03/03/14     5,000,000    4.720%   1 Time Call  03/03/10
06/02/06       06/02/16     5,000,000    5.160%   1 Time Call  06/02/11
07/11/06       07/11/16     5,000,000    4.800%   Multi-Call   07/11/08 and
                                                                quarterly
                                                                thereafter
11/29/06       11/29/16     5,000,000    4.025%   Multi-Call   05/29/08 and
                                                                quarterly
                                                                thereafter
01/19/07       07/21/14     5,000,000    4.885%   1 Time Call  07/21/11
03/09/07       03/09/12     4,700,000    4.286%   Multi-Call   06/09/08 and
                                                                quarterly
                                                                thereafter
05/24/07       05/24/17     7,900,000    4.375%   Multi-Call   05/27/08 and
                                                                quarterly
                                                                thereafter
06/29/07       06/29/12     5,000,000    4.945%   1 Time Call  06/29/09
07/25/07       07/25/17     5,000,000    4.396%   Multi-Call   07/25/08 and
                                                                quarterly
                                                                thereafter
11/16/07       11/16/11     5,000,000    3.745%   Multi-Call   11/17/08 and
                                                                quarterly
                                                                thereafter
08/28/08       08/28/13     5,000,000    3.113%   Multi-Call   08/30/10 and
                                                                quarterly
                                                                thereafter
08/28/08       08/28/18     5,000,000    3.385%   1 Time Call  08/29/11

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(9)  Advances From Federal Home Loan Bank (FHLB) And Other Borrowings,
     Continued
     -----------------------------------------------------------------

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

At March 31, 2009 and 2008, the Bank had $54.0 million and $60.4 million in additional borrowing capacity, respectively at the FHLB.

The Bank had $26.1 million and $12.8 million in other borrowings (non-FHLB advances) at March 31, 2009 and 2008, respectively. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts, short-term funds obtained though the Federal Reserve's Term Auction Facility ("TAF") program, and the current balance on a revolving line of credit with another financial institution.

At March 31, 2009 and 2008, short-term repurchase agreements were $11.3 million and $9.8 million, respectively. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At March 31, 2009 and 2008 the interest rate paid on the repurchase agreements was 1.24% and 3.01%, respectively. The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $25.5 million and $26.0 million at March 31, 2009 and $27.8 million and $28.2 million at March 31, 2008, respectively.

During the year ended March 31, 2009, the Company began participating in the Federal Reserve's TAF program, an auction program designed to provide liquidity for qualifying depository institutions. Under the program, institutions place a bid for an advance from their local Federal Reserve Bank at an interest rate that is determined as the result of the auction. Borrowings under the program typically have a 28-day or 84-day maturity. At March 31, 2009, the Company had two advances obtained through the TAF program totaling $10.0 million. The interest rate was 0.25% on both advances. Of the $10.0 million, $5.0 million has a 28-day term and matures on April 9, 2009 and $5.0 million has an 84-day term and matures on June 18, 2009. The Bank had pledged as collateral for these borrowings investment and mortgage-backed securities with amortized costs and fair values of $17.8 million and $17.9 million at March 31, 2009.

At March 31, 2009 and 2008, the balance on the revolving line of credit was $4.8 million and $3.0 million, respectively. The unsecured line of credit has an interest rate equal to one month LIBOR plus 2.0%. The line of credit matures on April 1, 2009.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(10) Junior Subordinated Debentures
     ------------------------------

On September 21, 2006, Security Federal Statutory Trust (the "Trust"), a wholly-owned subsidiary of the Company, issued and sold fixed and floating rate capital securities of the Trust (the "Capital Securities"), which are reported on the consolidated balance sheet as junior subordinated debentures, generating proceeds of $5.2 million. The Trust loaned these proceeds to the Company to use for general corporate purposes, primarily to provide capital to the Bank.

The Capital Securities accrue and pay distributions annually at a rate per annum equal to a blended rate of 4.95% at March 31, 2009. One-half of the Capital Securities issued in the transaction has a fixed rate of 6.88% and the remaining half has a floating rate of three-month LIBOR plus 170 basis points, which was 3.02% at March 31, 2009. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of December 15, 2036. The Company has no current intention to exercise its right to defer payments of interest on the Capital Securities.

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

(11) Mandatorily Redeemable Financial Instrument
     -------------------------------------------

On June 30, 2006, the Company recorded a $1.4 million mandatorily redeemable financial instrument as a result of the acquisition of the Collier-Jennings Companies. The shareholder of Collier-Jennings Companies received cash and was issued stock in the Company to settle the acquisition. The Company will release the shares to the shareholder of Collier-Jennings Companies over a three-year period. The stock is mandatorily redeemable at the option of the shareholder of Collier-Jennings Companies in cumulative increments of 20% per year for a five-year period at the greater of $26 per share or one and one-half times the book value per common share of the Company's stock which equated to $29.35 at March 31, 2009. As of March 31, 2009 the shareholder had not elected to redeem any of the shares.

The mandatorily redeemable financial instrument is carried at fair value. At March 31, 2009, the fair value was $1.6 million based on the Company's book value per common share. The Company recorded a valuation expense of $183,000 during the year ended March 31, 2009, to properly reflect the fair value of the instrument at March 31, 2009.

(12) Income Taxes
     ------------

Income tax expense is comprised of the following:

                                            For the Years Ended March 31,
                                       ---------------------------------------
                                           2009          2008         2007
                                       -----------   -----------   -----------
     Current:
       Federal                         $ 1,613,555   $ 2,293,975   $ 1,995,334
       State                               359,275       143,413       136,437
                                       -----------   -----------   -----------
     Total Current Tax Expense           1,972,830     2,437,388     2,131,771
                                       -----------   -----------   -----------
     Deferred:
       Federal                            (589,881)     (320,901)        7,241
       State                              (118,532)      (36,742)        2,471
                                       -----------   -----------   -----------
     Total Deferred Tax Expense           (708,413)     (357,643)        9,712
                                       -----------   -----------   -----------
     Total Income Tax Expense          $ 1,264,417   $ 2,079,745   $ 2,141,483
                                       ===========   ===========   ===========

The Company's income taxes differ from those computed at the statutory federal income tax rate, as follows:

                                            For the Years Ended March 31,
                                       ---------------------------------------
                                           2009          2008         2007
                                       -----------   -----------   -----------
     Tax At Statutory Income Tax Rate  $ 1,264,049   $ 2,162,177   $ 2,131,132
     State Tax And Other                       368       (82,432)       10,351
                                       -----------   -----------   -----------
     Total Income Tax Expense          $ 1,264,417   $ 2,079,745   $ 2,141,483
                                       ===========   ===========   ===========

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(12) Income Taxes, Continued
     -----------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

                                                           At March 31,
                                                        2009         2008
                                                     ----------   ----------
     Deferred Tax Assets:
       Provision For Loan Losses                     $3,864,829   $3,053,907
       Goodwill Tax Basis Over Financial
         Statement Basis                                      -       56,339
       Net Fees Deferred For Financial Reporting        160,919      165,544
       Non-accrual Interest                             309,584       90,345
       Other                                            397,952      298,880
                                                     ----------   ----------
     Total Gross Deferred Tax Assets                  4,733,284    3,665,015
                                                     ----------   ----------
     Deferred Tax Liabilities:
       FHLB Stock Basis Over Tax Basis                  126,565      126,565
       Depreciation                                     617,694      234,990
       Other                                             89,100       78,378
       Intangibles                                      131,482      165,052
       Unrealized Gain on Securities Available
         for Sale                                     2,357,599    1,471,283
                                                     ----------   ----------
     Total Gross Deferred Tax Liability               3,322,440    2,076,268
                                                     ----------   ----------
     Net Deferred Tax Asset                          $1,410,844   $1,588,747
                                                     ==========   ==========

No valuation allowance for deferred tax assets was required at March 31, 2009 and 2008. The realization of net deferred tax assets may be based on utilization of carrybacks to prior taxable periods, anticipation of future taxable income in certain periods, and the utilization of tax planning strategies. Management has determined that the net deferred tax asset can be supported based upon these criteria.

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

As of March 31, 2009 and 2008, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank had to maintain total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage ratios at 10%, 6%, and 5%, respectively. There are no conditions or events that management believes have changed the Bank's classification.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(13) Regulatory Matters, Continued
     -----------------------------

The Bank's regulatory capital amounts and ratios are as follows as of the dates indicated:

                                                                  To Be Well
                                                                  Capitalized
                                                                  Under Prompt
                                                                   Corrective
                                                For Capital         Action
                                Actual           Adequacy         Provisions
                            ---------------   ---------------   --------------
                            Amount    Ratio   Amount    Ratio   Amount   Ratio
                            ------    -----   ------    -----   ------   -----
                                     (Dollars in Thousands)
March 31, 2009
Tier 1 Risk-Based Core
  Capital (To Risk Weighted
  Assets)                   $67,950   10.9%   $24,864    4.0%   $37,296   6.0%
Total Risk-Based Capital
  (To Risk Weighted Assets)  75,720   12.2%    49,728    8.0%    62,159  10.0%
Tier 1 Leverage (Core)
  Capital (To Adjusted
  Tangible Assets)           67,950    7.0%    39,060    4.0%    48,825   5.0%
Tangible Capital
  (To Tangible Assets)       67,950    7.0%    19,530    2.0%    48,825   5.0%

March 31, 2008
Tier 1 Risk-Based Core
  Capital (To Risk Weighted
  Assets)                   $52,232    9.4%   $22,250    4.0%   $33,375   6.0%
Total Risk-Based Capital
 (To Risk Weighted Assets)   59,183   10.6%    44,485    8.0%    55,065  10.0%
Tier 1 Leverage (Core)
  Capital (To Adjusted
  Tangible Assets)           52,232    6.3%    33,377    4.0%    41,722   5.0%
Tangible Capital
  (To Tangible Assets)       52,232    6.3%    16,688    2.0%    41,719   5.0%


The payment of dividends by the Company depends primarily on the ability of the Bank to pay dividends to the Company. The payment of dividends by the Bank to the Company is subject to substantial restrictions and would require prior notice to the Office of Thrift Supervision ("OTS").

(14) Employee Benefit Plans
     ----------------------

The Company is participating in a multiple employer defined contribution employee benefit plan covering substantially all employees with six months or more of service. The Company matches a portion of the employees' contributions and the plan has a discretionary profit sharing provision. The total employer contributions were $198,000, $191,000, and $349,000 for the years ended March 31, 2009, 2008, and 2007, respectively.

The Company has an Employee Stock Purchase Plan ("ESPP"). The ESPP allows employees of the Company to purchase stock quarterly at a 15% discount through
payroll deduction.   The ESPP, which was approved by stockholders in July
2005, became effective in January 2007.  Participation is voluntary.
Employees are limited to investing $25,000 or 5% of their annual salary, whichever is lower, during the year. Throughout the year ended March 31, 2009, 30 employees participated in the ESPP.

Certain officers of the Company participate in a supplemental retirement plan. These benefits are not qualified under the Internal Revenue Code and they are not funded. During the years ended March 31, 2009, 2008 and 2007, the Company incurred expenses of $287,000, $224,000 and $167,000, respectively, for this plan.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(14) Employee Benefit Plans, Continued
     ---------------------------------

Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Prior to the current year, the Company had three stock option plans that together authorized the Company to grant 150,000 options. In 2008, the 2008 Equity Incentive Plan was approved by stockholders and adopted, intended to replace the previous three option plans. No additional options are to be granted under the old plans, however all existing options outstanding under these plans remain in effect. The 2008 Equity Incentive Plan provides for the grant of non-qualified and incentive stock options, stock appreciation rights ("SARS"), and restricted stock awards. Under the 2008 Stock Option Plan, 50,000 shares are reserved for the issuance of stock options and stock appreciation rights in addition to 50,000 shares subject to restricted stock awards. The plan is administered by a Committee appointed by the Board of Directors. The Committee determines the specific employees, amount and type of any awards granted. At March 31, 2009, there were 50,000 shares available for issuance under this plan.

Options under all plans are granted at exercise prices not less than the fair value of the Company's common stock on the date of the grant. The following is a summary of the activity under the Company's incentive and non-qualified stock option plans for the years ended March 31, 2009, 2008, and 2007:

                             2009              2008                2007
                       ----------------  -----------------   -----------------
                               Weighted           Weighted            Weighted
                                 Avg.               Avg.                Avg.
                               Exercise           Exercise            Exercise
                       Shares   Price    Shares    Price     Shares    Price
                       ------  --------  ------   --------   ------   --------
Balance, Beginning of
 Year                 111,100   $21.55   99,600    $20.55   118,046    $19.50
Options granted         4,500    22.91   23,000     23.68    14,000     23.03
Options exercised       6,000    16.67    6,300     16.67    25,196     17.40
Options forfeited       9,100    20.32    5,200     17.40     7,250     19.27
                      -------           -------             -------
Balance, March 31     100,500   $22.01  111,100    $21.55    99,600    $20.55
                      =======           =======             =======
Total Intrinsic Value
 Of Options Exercised
 During The Year      $21,030           $45,550            $153,200
Weighted-Average Fair
  Value Of Options
  Granted During The
  Year                  $5.54             $6.77               $9.33
Options Exercisable    60,000   $21.09   74,100   $20.60     85,600    $20.14
Weighted- Average
  Remaining Life Of
  Exercisable
  Options           4.6 years         5.1 years           5.7 years
Options Available
  For Grant            50,000           127,267              59,000

No additional stock options vested during the years ended March 31, 2009, 2008, and 2007. The aggregate intrinsic value of the stock options outstanding and exercisable at March 31, 2009, 2008 and 2007 amounted to $0, $198,000 and $485,000, respectively. Total compensation expense related to stock options was $33,000 $21,000 and $8,000 for the periods ended March 31, 2009, 2008 and 2007, respectively. As of March 31, 2009, there was $244,000 of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted average period of six years.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(14) Employee Benefit Plans, Continued
     ---------------------------------

At March 31, 2009, the Company had the following options outstanding:

                         Outstanding
          Grant Date       Options       Option Price     Expiration Date
          ----------     -----------     ------------     ---------------

           10/19/99         9,600           $16.67      09/30/05 to 09/30/09

             9/1/03         2,400           $24.00            08/31/13

            12/1/03         3,000           $23.65            11/30/13

            1/01/04         5,500           $24.22            12/31/13

             3/8/04        13,000           $21.43            03/08/14

             6/7/04         2,000           $24.00            06/07/14

             1/1/05        20,500           $20.55            12/31/14

             1/1/06         4,000           $23.91            01/01/16

            8/24/06        14,000           $23.03            08/24/16

            5/24/07         2,000           $24.34            05/24/17

             7/9/07         1,000           $24.61            07/09/17

            10/1/07         2,000           $24.28            10/01/17

             1/1/08        17,000           $23.49            01/01/18

           05/19/08         2,500           $22.91            05/19/18

           07/01/08         2,000           $22.91            07/01/18

All options granted prior to March 31, 2006 are 100% vested. Options granted after March 31, 2006 generally vest 20% per year every year after the end of five years after the date of the grant. Those options granted after March 31, 2006 may be exercised as they vest in years six through ten, or until the end of year ten after the grant date.

The following table summarizes the stock-based awards granted by the Company, the fair market value of each award granted as estimated on the date of grant using the Black-Scholes option-pricing model, and the weighted average assumptions used for such grants for the periods indicated:

                                   For Awards Granted During The Year Ended
                                                  March 31,
                                   --------------------------------------
                                      2009          2008           2007
                                   ---------     ---------      ---------

     Awards granted                  4,500         23,000         14,000
     Dividend Yield                   1.77%          1.28%          1.03%
     Weighted Average Expected
       Volatility                    17.89%         20.42%         30.21%
     Risk-free interest rate          3.77%          3.95%          4.36%
     Expected life                    9.00        8.50-9.00         9.00

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(15) Bank Owned Life Insurance
     -------------------------

The cash value of the life insurance policies are recorded as a separate line item in the accompanying balance sheets at $9.6 million, $8.3 million and $5.8 million at March 31, 2009, 2008 and 2007, respectively. The insurance provides key person life insurance on certain officers of the Company. The earnings-portion of the insurance policies grows tax deferred and helps offset the cost of the Company's benefits programs. The Company recorded earnings of $358,000, $327,000 and $243,000 for the growth in the cash value of life insurance during the years ended March 31, 2009, 2008 and 2007, respectively.

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

Financial instruments where the contract amount represents the Bank's credit risk include commitments under pre-approved but unused lines of credit of $64.1 million and $66.9 million, undisbursed loans in process totaled $5.6 million and $8.1 million, and letters of credit of $1.0 million and $617,000 at March 31, 2009 and 2008, respectively. At March 31, 2009 and 2008, the fair value of standby letters of credit was immaterial.

These loan and letter of credit commitments are subject to the same credit policies and reviews as loans on the balance sheet. Collateral, both the amount and nature, is obtained based upon management's assessment of the credit risk. Since many of the extensions of credit are expected to expire without being drawn, the total commitment amounts do not necessarily represent future cash requirements. In addition to these loan commitments noted above, the Bank had unused credit card loan commitments of $5.9 million and $3.7 million at March 31, 2009 and 2008, respectively. Outstanding commitments on mortgage loans not yet closed amounted to $26,000 and $585,000 at March 31, 2009 and 2008, respectively. These commitments, which are funded subject to certain limitations, extend over varying periods of time with the majority being funded within 45 days. At March 31, 2009 and 2008, the Bank had outstanding commitments to sell approximately $5.7 million and $2.3 million of loans, respectively, which encompassed the Bank's held for sale loans. The Bank also has commitments to sell mortgage loans not yet closed, on a best efforts basis. Best efforts means the Bank suffers no penalty if they are unable to deliver the loans to the potential buyers. The fair value of the Bank's commitment to originate mortgage loans at committed interest rates and to sell such loans to permanent investors is insignificant.

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

A summary of loan transactions with directors, including their affiliates, and executive officers follows:

                                       For the years ended March 31,
                                   ---------------------------------------
                                      2009          2008           2007
                                   ----------    ----------     ----------

   Balance, beginning of year      $1,172,101    $  652,101     $  420,239
   New loans                          161,819     1,059,347        274,797
   Less loan payments                  59,151       539,347         42,935
                                   ----------    ----------     ----------
   Balance, end of year            $1,274,769    $1,172,101     $  652,101
                                   ==========    ==========     ==========

Loans to all employees, officers, and directors of the Company, in the aggregate constituted approximately 10.8% and 11.3% of the Company's total shareholders' equity at March 31, 2009 and 2008, respectively. At March 31, 2009 and 2008, deposits from executive officers and directors of the Bank and Company and their related interests in the aggregate approximated $6.9 million and $4.6 million, respectively.

The Company leased office space from two related parties during the year. The first lease is with a company in which a director and an officer of the Company and the Bank have an ownership interest. The Company incurred expenses of $74,000, $70,000, and $65,000 for rent for the years ended March 31, 2009, 2008, and 2007, respectively related to this lease. The Company also leases office space from another officer. On this lease, the Company incurred rent expense of $41,400, $41,400 and $31,000 during the years ended
March 31, 2009, 2008 and 2007, respectively.   Management is of the opinion
that the transactions with respect to office rent are made on terms that are comparable to those which would be made with unaffiliated persons.

(18) Preferred Stock Issuance
     ------------------------

On December 19, 2008, as part of the Troubled Asset Relief Capital Purchase Program ("CPP") of the United States Department of the Treasury ("Treasury"), the Company sold to Treasury 18,000 shares of Cumulative Perpetual Preferred Stock, Series A and a warrant to purchase 137,966 shares of the Company's common stock, par value $0.01 per share, for an aggregate purchase price of $18.0 million in cash. The Company allocated $17.6 million of the total purchase price to preferred stock and the remaining $400,000 to the warrant based on the relative fair values of each.

The preferred stock requires cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Company has the option to redeem the preferred stock after three years. Prior to the end of three years, the preferred stock may be redeemed with proceeds from a qualifying equity offering. The warrant has a 10-year term and is currently exercisable with an exercise price equal to $19.57 per share of common stock. This price was based on the trailing 20-day average common stock price as of the date of Treasury approval. The Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant that it holds.

In conjunction with participation in the CPP, the Company is subject to certain limitations. The agreement subjects the Company to certain executive compensation limitations included in the EESA and restricts the Company from increasing dividends from the last quarterly cash dividend per share ($0.08) declared on its common stock prior to December 19, 2008. These restrictions will terminate on the earlier of December 19, 2011 or the date on which the preferred stock is redeemed in whole or transferred fully by the Treasury to a third party.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(19) Stock Warrants
     --------------

In conjunction with the participation in the CPP, the Company sold warrants to the U.S. Treasury to purchase 137,966 shares of the Company's commons stock. These warrants have a 10-year term and were immediately exercisable upon issuance. A summary of the status of the Company's stock warrants and changes during the year is presented below:

                                               March, 31, 2009
                                         ----------------------------
                                                    Weighted- Average
                                         Shares       Exercise Price
                                         -------      --------------
     Balance, Beginning of Year                -        $       -
     Granted                             137,966            19.57
     Exercised                                 -                -
     Forfeited                                 -                -
                                         -------        ---------
     Balance, End of Year                137,966        $   19.57
                                         =======        =========

There were no stock warrants outstanding at March 31, 2008 and 2007.

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(20) Security Federal Corporation Condensed Financial Statements (Parent Company Only)
     -------------------------------------------------------------------

The following is condensed financial information of Security Federal Corporation (Parent Company only). The primary asset is its investment in the Bank subsidiary and the principal source of income for the Company is equity in undistributed earnings from the Bank.

                         Condensed Balance Sheet Data

                                                           At March 31,
                                                   --------------------------
                                                       2009           2008
                                                   -----------    -----------
     Assets:
       Cash                                        $ 4,649,464    $   509,783
       Investment Securities, Available For Sale        37,500         89,250
       Investment in Security Federal
         Statutory Trust                               155,000        155,000
       Property and Equipment, Net                       3,482              -
       Investment In Security Federal Bank          73,577,137     56,276,147
       Accounts Receivable And Other Assets            242,306         85,426
                                                   -----------    -----------
     Total Assets                                  $78,664,889    $57,115,606
                                                   ===========    ===========

     Liability And Shareholders' Equity:
       Accounts Payable And Other Liabilities      $    29,949    $    46,881
       Other Borrowings                              4,787,330      3,000,000
       Junior Subordinated Debentures                5,155,000      5,155,000
       Mandatorily Redeemable Financial Instrument   1,600,312      1,417,312
       Shareholders' Equity                         67,092,298     47,496,413
                                                   -----------    -----------
     Total Liabilities And Shareholders' Equity    $78,664,889    $57,115,606
                                                   ===========    ===========

                  Condensed Statements of Income Data

                                           For the Years Ended March 31,
                                    -----------------------------------------
                                        2009           2008          2007
                                    -----------    -----------    -----------
     Income:
       Equity In Earnings Of
         Security Federal Bank      $ 2,852,426    $ 4,554,124    $ 4,246,503
       Interest Income                    8,734         10,897          5,767
       Miscellaneous Income                 158            175          7,887
                                    -----------    -----------    -----------
       Total Income                   2,861,318      4,565,196      4,260,157
                                    -----------    -----------    -----------
     Expenses:
       Interest Expense                 440,409        431,839        191,811
       Mandatorily Redeemable
         Financial Instrument
         Valuation Expense              183,000              -              -
       Other Expenses                    29,119         22,013         15,310
                                    -----------    -----------    -----------
       Total Expenses                   652,528        453,852        207,121
                                    -----------    -----------    -----------
       Income Before Income Taxes     2,208,790      4,111,344      4,053,036
       Income Tax Benefit              (244,583)      (168,255)       (73,517)
                                    -----------    -----------    -----------
     Net Income                       2,453,373      4,279,599      4,126,553
     Preferred Stock Dividends          252,500              -              -
     Accretion of Preferred Stock
       to Redemption Value               20,065              -              -
     Net Income Available to        -----------    -----------    -----------
       Common Shareholders          $ 2,180,808    $ 4,279,599    $ 4,126,553
                                    ===========    ===========    ===========

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(20) Security Federal Corporation Condensed Financial Statements (Parent Company Only), Continued
     -------------------------------------------------------------------

                Condensed Statements of Cash Flow Data

                                           For the Years Ended March 31,
                                    ------------------------------------------
                                        2009           2008          2007
                                    ------------   ------------   ------------

     Operating Activities:
       Net Income                   $  2,453,373   $  4,279,599   $ 4,126,553
     Adjustments To Reconcile Net
       Income To Net Cash Used In
       Operating Activities:
       Equity In Earnings Of
         Security Federal Bank        (2,852,426)    (4,554,124)   (4,246,503)
       Stock Compensation Expense         32,691         20,518         7,686
       Mandatorily Redeemable
         Financial Instrument
         Valuation Expense               183,000              -             -
       (Increase) Decrease In
         Accounts Receivable And
         Other Assets                   (142,780)           918       (40,363)
       Increase (Decrease) In
         Accounts Payable                (16,931)        24,914        12,859
                                    ------------  ------------   ------------
     Net Cash Used In Operating
       Activities                       (343,073)      (228,175)     (139,768)
                                    ------------  ------------   ------------
     Investing Activities:
       Investment in Security Federal
         Statutory Trust                       -              -      (155,000)
       Additional Investment in
         Security Federal Bank       (13,000,000)    (2,000,000)   (4,597,319)
       Dividend Received From
         Security Federal Bank                 -              -     1,000,000
                                    ------------  ------------   ------------
     Net Cash Used In Investing
       Activities                    (13,000,000)    (2,000,000)   (3,752,319)
                                    ------------  ------------   ------------
     Financing Activities:
       Exercise Of Stock Options         100,020        105,021       438,465
       Employee Stock Purchase
         Plan Purchases                   94,553         96,629             -
       Purchase Of Treasury Stock,
         At Cost                      (1,561,266)    (2,118,226)     (412,564)
       Proceeds From Junior
         Subordinated Debenture                -              -     5,155,000
       Proceeds From Mandatorily
         Redeemable Financial
         Instrument                            -              -     1,417,312
       Proceeds From The Issuance
         Of Preferred Stock           18,000,000              -             -
       Proceeds From Line of Credit    1,787,330      3,000,000             -
       Dividends Paid To Shareholders-
         Preferred Stock                (140,000)            -              -
       Dividends Paid To Shareholders-
         Common Stock                   (797,883)     (723,189)      (623,387)
                                    ------------  ------------   ------------
     Net Cash Provided By In Financing
       Activities                     17,482,754       360,235      5,974,826
                                    ------------  ------------   ------------
     Net Increase (Decrease) In Cash   4,139,681    (1,867,940)     2,082,739
     Cash At Beginning Of Year           509,783     2,377,723        294,984
                                    ------------  ------------   ------------
     Cash At End Of Year            $  4,649,464  $    509,783   $  2,377,723
                                    ============  ============   ============

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(21) Carrying Amounts and Fair Value of Financial Instruments
     --------------------------------------------------------

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of March 31, 2009:
                                                                Significant
                   Quoted Market Price    Significant Other     Unobservable
                    In Active Markets     Observable Inputs       Inputs
Assets:                 (Level 1)            (Level 2)           (Level 3)

Available-For-Sale
  Investment And
  Mortgage- Backed
  Securities           $         -         $282,832,735         $         -

Mortgage Loans Held
  For Sale                       -            5,711,807                   -

Total                  $         -         $288,544,542         $         -

Liabilities:
Mandatorily
  Redeemable Financial
  Instrument           $         -         $  1,600,312         $         -

Total                  $         -         $  1,600,312         $         -

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(21) Carrying Amounts and Fair Value of Financial Instruments, Continued
     -------------------------------------------------------------------

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. As of March 31, 2009 and March 31, 2008, the recorded investment in impaired loans was $27.7 million and $4.5 million, respectively. The average recorded investment in impaired loans was $11.5 million and $1.9 million, respectively, for the year's ended March 31, 2009 and 2008,

Financial Accounting Standards Board ("FASB") Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs that require disclosure as of March 31, 2009.

The following table is a summary of the carrying value and estimated fair value of the Company's financial instruments as of March 31, 2009 and 2008 as defined by Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments:

                                                   At March 31,
                                  --------------------------------------------
                                          2009                   2008
                                  ---------------------  ---------------------
                                  Carrying   Estimated   Carrying   Estimated
                                   Amount    Fair Value   Amount    Fair Value
                                  --------   ----------  --------   ----------
                                                (In Thousands)
Financial Assets:
  Cash And Cash Equivalents       $  6,562    $  6,562   $ 10,539    $ 10,539
  Investment And Mortgage-
    Back Securities                314,099     315,325    264,312     264,664
  Loans Receivable, Net            611,090     623,362    517,932     525,384
  FHLB Stock                        12,663      12,663      9,497       9,497

Financial Liabilities:
  Deposits:
    Checking, Savings, And
      Money Market Accounts       $272,363    $272,363   $259,777    $259,777
    Certificate Accounts           389,351     395,647    331,073     336,352
  Advances From FHLB               218,998     225,852    178,234     185,693
  Other Borrowed Money              26,056      26,056     12,784      12,784
  Junior Subordinated Debentures     5,155       5,155      5,155       5,155
  Mandatorily Redeemable
    Financial Instrument             1,600       1,600      1,417       1,417

At March 31, 2009, the Bank had $76.6 million of off-balance sheet financial commitments. These commitments are to originate loans and unused consumer lines of credit and credit card lines. Because these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

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

                SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

                 Notes To Consolidated Financial Statements

(21) Carrying Amounts and Fair Value of Financial Instruments, Continued
     -------------------------------------------------------------------

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

(22)  Quarterly Financial Data (Unaudited)
      ------------------------------------

Unaudited condensed financial data by quarter for fiscal year 2009 and 2008 is as follows (amounts, except per share data, in thousands):

                                               Quarter ended
                            -------------------------------------------------
                              June 30,    Sept. 30,    Dec. 31,     Mar. 31,
2008-2009                       2008        2008         2008         2009
                            ----------   ----------   ----------   ----------

Interest Income             $   11,831   $   12,344   $   12,254   $   12,438
Interest Expense                 6,706        6,882        6,762        5,971
                            ----------   ----------   ----------   ----------
Net Interest Income              5,125        5,462        5,492        6,467
Provision For Loan Losses          225          275          525        1,800
                            ----------   ----------   ----------   ----------
Net Interest Income After
 Provision For Loan
 Losses                          4,900        5,187        4,967        4,667
Non-interest Income              1,121        1,061        1,020        1,294
Non-interest Expense             4,822        5,075        5,245        5,357
                            ----------   ----------   ----------   ----------
Income Before Income Tax         1,199        1,173          742          604
Provision For Income taxes         397          388          253          227
                            ----------   ----------   ----------   ----------
Net Income                         802          785          489          377
Preferred Stock Dividends            -            -           27          225
Accretion Of Preferred Stock
 To Redemption Value                 -            -            -           20
                            ----------   ----------   ----------   ----------
Net Income Available To
 Common Shareholders        $      802   $      785   $      462   $      132
                            ==========   ==========   ==========   ==========
Basic Net Income Per
 Common Share               $     0.32   $     0.31   $     0.19   $     0.05
                            ==========   ==========   ==========   ==========
Diluted Net Income Per
 Common Share               $     0.32   $     0.31   $     0.18   $     0.05
                            ==========   ==========   ==========   ==========
Basic Weighted Average
 Shares Outstanding          2,531,679    2,524,758    2,490,630    2,458,871
                            ==========   ==========   ==========   ==========
Diluted Weighted Average
 Shares Outstanding          2,532,377    2,539,756    2,511,910    2,491,847
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
                            ==========   ==========   ==========   ==========

                           SHAREHOLDERS INFORMATION

ANNUAL MEETING
The annual meeting of shareholders will be held at 2:00 p.m., Thursday, July 16, 2009 at Newberry Hall, 117 Newberry Street Southwest, Aiken, South Carolina.

STOCK LISTING
The Company's stock is traded on the Over-The-Counter-Bulletin Board under the symbol "SFDL.OB." The stock began trading on the Bulletin Board in October 2003.

PRICE RANGE OF COMMON STOCK
The table below shows the range of high and low bid prices. These prices represent actual transactions and do not include retail markups, markdowns or commissions. Market makers include Sterne, Agee, and Leach, Inc., Morgan Keegan and Company, Inc., A.G. Edwards and Sons, Inc., and Monroe Securities, Inc.

     Quarter Ending        High          Low
     --------------      -------       -------
        06-30-05         $ 21.75       $ 21.75
        09-30-05         $ 29.00       $ 29.00
        12-31-05         $ 23.50       $ 23.50
        03-31-06         $ 24.25       $ 24.25
        06-30-06         $ 25.50       $ 22.70
        09-30-06         $ 23.50       $ 22.10
        12-31-06         $ 24.00       $ 23.00
        03-31-07         $ 25.00       $ 23.30
        06-30-07         $ 24.75       $ 24.00
        09-30-07         $ 24.85       $ 24.10
        12-31-07         $ 24.15       $ 22.75
        03-31-08         $ 23.00       $ 23.00
        06-30-08         $ 23.05       $ 22.50
        09-30-08         $ 22.85       $ 20.00
        12-31-08         $ 20.00       $ 15.75
        03-31-09         $ 20.00       $ 12.25

As of March 31, 2009, the Company had approximately 300 shareholders and 2,459,595 outstanding shares of common stock.

                  SHAREHOLDERS INFORMATION, CONINUED

DIVIDENDS
The first quarterly dividend on the stock was paid to shareholders on March 15, 1991. Dividends will be paid upon the determination of the Board of Directors that such payment is consistent with the long-term interest of the Company. The factors affecting this determination include the Company's current and projected earnings, operating results, financial condition, regulatory restrictions, future growth plans, and other relevant factors. The Company paid $0.04 per share cash dividends for each of the quarters during fiscal 2006, $0.06 per share cash dividends for each of the quarters during fiscal 2007, $0.07 per share cash dividends for each of the quarters during fiscal 2008, and $0.08 per share cash dividends for each of the quarters during fiscal 2009.

The ability of the Company to pay dividends depends primarily on the ability of the Bank to pay dividends to the Company. The Bank may not declare or pay a cash dividend on its stock or repurchase shares of its stock if the offset thereof would be to cause its regulatory capital to be reduced below the amount required for the liquidation account or to meet applicable regulatory capital requirements. Pursuant to the OTS regulations, Tier 1 associations (associations that before and after the proposed distribution meet or exceed their fully phased-in capital requirements) may make capital distributions during any calendar year equal to 100% of net income for the year-to-date plus 50% of the amount by which the association's total capital exceeds its fully phased-in capital requirement as measured at the beginning of the capital year. However, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. The Bank is also required to give the OTS 30 days notice prior to the declaration of a dividend. Unlike the Bank, there is no regulatory restriction on the payment of dividends by the Company; however, it is subject to the requirements of South Carolina. South Carolina generally prohibits the Company from paying dividends if, after giving effect to a proposed dividend: (1) the Company would be unable to pay its debts as they become due in the normal course of business, or (2) the Company's total assets would be less than its total liabilities plus the sum that would be needed to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend. In addition, payment of dividends by the Company is subject to certain limitations resulting from participation in the CPP. See Note 18 of the Notes to the Consolidated Financial Statements included herein for additional information.

CODE OF ETHICS
A copy of the Company's Code of Ethics may be obtained at the Company's internet website at www.securityfederalbank.com.

A Familiar Face

We are pleased to announce that Don Krafnick has joined Security Federal as Vice President of Human Resources. Don is responsible for employing personnel for the bank and makes certain that we have the best person for each job. He also ensures that each employee is thoroughly trained and that the bank's policies and procedures are aligned with federal and state regulations. Don is currently a member of the Sunrise Rotary in Aiken and is a resident of Aiken, SC.

With over 35 years of experience in management and training, we are very fortunate to have such a skilled and dedicated member on the Security Federal Bank team.

Shareholders Information
------------------------------------------------------------------------------

Annual and Other Reports

The Company is required to file an annual report on Form 10-K for its fiscal year ended March 31, 2009 with the Securities and Exchange Commission. Copies of Form 10-K, Security Federal Corporation's annual report, and the Company's quarterly reports may be obtained from and inquiries may be addressed to Ms. Beverly Nettles of Security Federal Corporation.

GENERAL INQUIRIES          TRANSFER AGENT          SPECIAL COUNSEL
Ms. Beverly Nettles        Security Federal        Breyer & Associates, PC
Security Federal Corp.      Corporation            Suite 785
238 Richland Ave., NW      238 Richland Ave., NW   8180 Greensboro Drive
P.O. Box 810               P.O. Box 810            McLean, VA 22102
Aiken, SC 29802-0810       Aiken, SC 29802-0810
Phone: 803-641-3000
Toll free: 866-851-3000

INDEPENDENT AUDITORS
Elliott Davis, LLC
1901 Main Street
Suite 1650
P.O. Box 2227
Columbia, SC 29202-2227

                             www.securityfederalbank.com
                                                                          -63

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

Hon. William Clyburn      Thomas L. Moore           Francis M. Thomas
Member of the South       Executive Vice President  Executive Vice President
Carolina House of         Community Financial       Security Federal Bank
Representatives           Services Association of   Aiken, SC
Aiken, SC                 America
                          Alexandria, VA


Directors Emeritus:
------------------

Walter E. Brooker, Sr.           Harry O. Weeks, Jr.
President, Brooker's Inc.        Business Development Executive
Denmark, SC                      Hutson-Etherredge Co.
                                 Aiken, SC


                              BANK ADVISORY BOARDS

EVANS-------------------------------------------------------------------------

Kuan S. Kuo              JoAnn J. Herbert            Dr. Welsey Broome
President                Vice President              CEO
Kuo Enterprises          Herbert Homes, Inc.         Broome Family Eye
Augusta, GA              Evans, GA                   Care
                                                     Evans, GA

Rev. Robert L. Ramsey    Tony L. Loop                Thomas W. Mercer
Pastor                   CEO                         Quality & Package
Gospel Water Branch      Janus Research Group        Consultant
Baptist Church           Appling, GA                 Martinez, GA
Evans, GA

                             www.securityfederalbank.com
-64

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

William M. Hixon             Thomas L. Moore           John P. Potter
Owner                        Executive Vice President  Director of Finance
Hixon Realty                 Community Financial       City of North
North Augusta, SC            Services Association      Augusta
                             of America                North Augusta, SC
                             Alexandria, VA

WAGENER-----------------------------------------------------------------------

M. Judson Busbee             Chad G. Ingram            Mary T. Lybrand
Owner                        President                 Retired Banker
Busbee Hardware              Garvin Oil Company        Wagener, SC
Wagener, SC                  Wagener, SC


Dr. Michael L. Miller        Richard H. Sumpter        N. Robert Salley
Anesthesiologist             Retired Educator          Mayor, Town of Salley
Palmetto Health              Wagener, SC               Salley, SC
Richland Memorial Hosp.
Columbia, SC


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


MIDLANDS----------------------------------------------------------------------

Eleanor Powell Clark         L. Todd Sease              Sen. Nikki G. Setzler
Owner/Operator               Partner                    Sr. Partner
B & E Enterprises Inc.       Jumper, Carter, Sease      Setzler & Scott, PA
dba McDonald's               Architects, PA             Law Firm
Columbia, SC                 West Columbia, SC          West Columbia, SC

Jan Hook-Stamps              Otis B. Rawl, Jr.          Donald T. Martin
Owner                        President & CEO            CFO/CPA
Elante Day Spa               SC Chamber of Commerce     Nexsen, Pruet, LLC
West Columbia, SC            Columbia, SC               Columbia, SC


Sandra Dooley Parker         G. Scott Middleton         Dianne Light
Attorney                     CEO/Owner                  Owner
Dooley, Dooley, Spence,      Agape Assisted Living/     Dianne's on Devine
Parker & Hipp, PA            Nursing & Related Com.     & DiPrato's Deli
Lexington, SC                West Columbia, SC          Columbia, SC






                             www.securityfederalbank.com
                                                                          -65

                     MANAGEMENT TEAM & BRANCH LOCATIONS

MANAGEMENT TEAM

T. Clifton Weeks - Chairman of Security Federal Corporation
Timothy W. Simmons - Chairman & CEO, Security Federal Bank
G.L. Toole, III - Vice President
Robert E. Alexander - Corporate Secretary
J. Chris Verenes - President, Security Federal Bank
Roy G. Lindburg - EVP & CFO
Margaret A. Hurt - Controller
Jessica T. Cummins - Treasurer
Francis M. Thomas - EVP
Marian A. Shapiro - EVP - SC Midlands Area Executive
Lynn B. Shepard - SVP - Senior Operations Officer
Carol P. McCleskey - SVP - Branch Administration
William O. Boyte, III - SVP - Construction Lending - SC Midlands Area Richard T. Harmon - SVP - Mortgage Lending
Paul T. Rideout - SVP - Business Development/Commercial Loans
Thomas R. Crawford, Jr. - SVP - Georgia Market Area Executive
Anthony J. Ateca - SVP - Senior Administrative officer
Audrey T. Varn - President - Security Federal Trust and Investments Dorothy E. Brandon - VP - Construction Lending - Georgia Market Area Gerald D. Jennings - President - Security Federal Insurance
G. David Jennings - VP - Premium Financing
Terry L. Gilman - VP - Insurance Operations
Martha A. Crumpton - VP - Insurance Accounting
Duane T. Carpen - VP - Commercial Insurance
Monica M. Marzullo - VP, Branch Insurance Coordinator
Gabriele C. Dukes - VP - Financial Counseling
Janice S. Hauerwas - VP - Mortgage Loan Originator
Gregory D. Warfield - VP - Mortgage Loan Originator
Stanley D. Carter - VP - Mortgage Loan Originator
Christel P. Hammond - VP - Mortgage Loan Originator
Josephine J. Quiller - VP - Mortgage Lending
James E. Bristow - VP - Business Development/Commercial Loans Michael C. Strange - VP - Business Development/Commercial Loans
John D.W. Goodin - VP - Business Development/Commercial Loans
Elsie K. Dicks - VP - Credit Administration
Patricia B. Moseley - VP - Loan Servicing
Ronald R. Davis - VP - Senior Auditor
Laura B. Conway - VP - Operations Auditor
Thomas H. Wessel - VP - Information Technology
Donald J. Krafnick - VP - Human Resources
Marilyn C. Hensley - VP - Special Assets
Sharon M. Swift - VP - Assistant Branch Coordinator


BRANCH LOCATIONS

Whiskey Road, Aiken, SC
1705 Whiskey Road, Aiken SC
Dana S. Hall - Assistant Vice President/Manager

North Augusta, SC
315 E. Martintown Road, N. Augusta, SC
Kathy S. Williamson - Assistant Vice President/Manager

Laurens Street, Aiken, SC
100 Laurens Street, Aiken SC
Vicky J. Wood - Assistant Vice President/Manager

Richland Avenue, Aiken, SC
1665 Richland Ave, Aiken SC
Gary E. Wertz - Assistant Vice President/Manager

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

Clearwater, SC
4568 Jefferson Davis Highway, Clearwater, SC
Gail W. Dotson - Assistant Vice President/Manager

Wagener, SC
118 Main Street, Wagener, SC
D. Scott Tindal - Assistant Vice President/Manager

West Columbia, SC
1185 Sunset Boulevard, W. Columbia, SC
Mary B. Clark, Assistant Vice President/Manager

Lexington, SC
5446 Sunset Boulevard, Lexington SC
Marianne M. Pappacoda - Assistant Vice President/Manager

Assembly Street, Columbia, SC
1900 Assembly Street, Columbia, SC
C. Shannon Pollard - Assistant Vice President/Manager

Evans, GA
7004 Evans Town Center Boulevard, Evans, GA
Connie A. Redmond - Assistant Vice President/Manager

                          www.securityfederalbank.com

                                                         EVANS MANAGEMENT TEAM

Meet Your Team


Rick Crawford joined Security Federal Bank as Senior Vice President and Area Executive with over 25 years banking experience. His responsibilities include leading Security Federal's growth, development and expansion efforts in the Georgia area. He is currently a member of the Board of Directors for Columbia County Chamber of Commerce and Columbia County Convention & Visitors Bureau, Chairman of the Columbia County Soil & Water Conservation District, and Vice-Chairman of the Columbia County Recreation Advisory Board. Rick and his wife Cindy live in Martinez.

Connie Redmond serves as Assistant Vice President and Branch Manager at the Evans branch. She has over 25 years of banking experience and is committed to providing outstanding customer service. She serves on the Executive Board for Columbia County Community Connections and is active in the Columbia County Chamber of Commerce. She and her husband Randall reside in Evans.

Christel Hammond is well known in the Augusta-Evans area for her knowledge in mortgage lending. She serves as Vice President and Mortgage Loan Originator and has over 20 years in the financial industry. She is a member of the Georgia Mortgage Bankers Association and resides in Evans with husband Lawrence and twins, Caroline and Trey.

Dorothy Brandon joined Security Federal Bank as Vice President of Construction Lending for the Georgia market area. She is an active member of the Builders Association of Metro Augusta and has over 10 years of experience. Dorothy and her husband Blake reside in Martinez with their daughter Allison.

John Goodin joined Security Federal Bank as Vice President and Commercial Lender. He has over eight years financial industry experience. He has worked in retail and commercial banking as well as wealth management and financial planning. He is a past president of the National Hills Lions Club and is active in his church. He lives in Evans with his wife Aundrea and daughter Taylor.