Form 10-Q
period 2009-06-30
SECURITY FEDERAL CORP
filed 2009-08-14
CIK 818677

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10 – Q
(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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
YES X	No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes [  ] No [X ] (Not yet applicable to Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filed	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).
YES	No __X__

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	July 31, 2009	2,461,090

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

Part I.   Financial Information
Item 1.  Financial Statements
Security Federal Corporation and Subsidiaries
Consolidated Balance Sheets
	June 30, 2009	March 31, 2009
Assets:	(Unaudited)	(Audited)
Cash And Cash Equivalents	$9,339,816	$6,562,394
Investment And Mortgage-Backed Securities:
Available For Sale: (Amortized cost of $272,935,437 at June 30, 2009 and $276,687,428 at March 31, 2009)	279,077,087	282,832,735
Held To Maturity: (Fair value of $27,735,595 at June 30, 2009 and $32,492,407 at March 31, 2009)	26,700,599	31,265,866
Total Investment And Mortgage-Backed Securities	305,777,686	314,098,601
Loans Receivable, Net:
Held For Sale	7,157,299	5,711,807
Held For Investment: (Net of allowance of $11,420,326 at June 30, 2009 and $10,181,599 at March 31, 2009)	600,211,095	605,378,066
Total Loans Receivable, Net	607,368,394	611,089,873
Accrued Interest Receivable:
Loans	2,046,289	2,011,967
Mortgage-Backed Securities	1,016,575	1,138,911
Investments	583,826	363,707
Premises And Equipment, Net	21,392,627	21,675,434
Federal Home Loan Bank Stock (“FHLB”), At Cost	12,624,400	12,662,700
Bank Owned Life Insurance	9,731,305	9,641,305
Repossessed Assets Acquired In Settlement Of Loans	1,882,432	1,985,172
Intangible Assets, Net	317,000	352,500
Goodwill	1,199,754	1,421,754
Other Assets	2,339,211	1,657,189
Total Assets	$975,619,315	$984,661,507

Liabilities And Shareholders’ Equity
Liabilities:
Deposit Accounts	$665,349,100	$661,713,575
Advances From FHLB	193,794,491	218,998,434
Term Auction Facility Advances	22,000,000	10,000,000
Other Borrowed Money	15,933,942	16,055,966
Advance Payments By Borrowers For Taxes And Insurance	448,791	421,461
Mandatorily Redeemable Financial Instrument	1,522,312	1,600,312
Junior Subordinated Debentures	5,155,000	5,155,000
Other Liabilities	4,346,802	3,624,461
Total Liabilities	$908,550,438	$917,569,209

Shareholders' Equity:
Serial Preferred Stock, $.01 Par Value; Authorized 200,000 Shares; Issued And Outstanding, 18,000 At June 30, 2009 And At March 31, 2009	$17,638,144	$17,620,065
Common Stock, $.01 Par Value; Authorized Shares – 5,000,000; Issued - 2,662,023 And Outstanding Shares – 2,461,090 At June 30, 2009 And 2,660,528 And 2,459,595 At March 31, 2009	26,055	26,040
Warrants Issued In Conjunction With Serial Preferred Stock	400,000	400,000
Additional Paid-In Capital	5,327,205	5,299,235
Treasury Stock, (At Cost, 200,933 Shares At June 30, 2009 And March 31, 2009, Respectively)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive Income	3,808,248	3,809,934
Retained Earnings, Substantially Restricted	44,199,937	44,267,736
Total Shareholders' Equity	$67,068,877	$67,092,298
Total Liabilities And Shareholders' Equity	$975,619,315	$984,661,507
See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
	Three Months Ended June 30,
	2009	2008
Interest Income:
Loans	$8,700,137	$8,541,735
Mortgage-Backed Securities	2,847,270	2,395,382
Investment Securities	516,997	888,901
Other	214	5,179
Total Interest Income	12,064,618	11,831,197

Interest Expense:
NOW And Money Market Accounts	684,596	924,090
Passbook Accounts	20,118	33,503
Certificate Accounts	3,274,705	3,662,926
Advances And Other Borrowed Money	1,692,614	2,011,765
Junior Subordinated Debentures	63,760	74,119
Total Interest Expense	5,735,793	6,706,403

Net Interest Income	6,328,825	5,124,794
Provision For Loan Losses	1,400,000	225,000
Net Interest Income After Provision For Loan Losses	4,928,825	4,899,794
Non-Interest Income:
Gain On Sale of Investments	50,891	101,405
Gain On Sale Of Loans	433,607	118,683
Service Fees On Deposit Accounts	276,382	281,153
Income From Cash Value Of Life Insurance	90,000	85,746
Commissions On Insurance	139,254	168,992
Other Agency Income	122,467	46,937
Trust Income	141,678	105,000
Mandatorily Redeemable Financial Instrument Valuation Adjustment	78,000	-
Other	171,908	213,291
Total Non-Interest Income	1,504,187	1,121,207

General And Administrative Expenses:
Salaries And Employee Benefits	2,944,435	2,784,235
Occupancy	493,345	497,320
Advertising	134,554	140,821
Depreciation And Maintenance Of Equipment	442,027	426,924
Federal Deposit Insurance Corporation Special Assessment	425,000	-
Federal Deposit Insurance Corporation Insurance Premiums	331,000	155,810
Amortization of Intangibles	22,500	22,500
Other	1,045,053	794,380
Total General And Administrative Expenses	5,837,914	4,821,990

Income Before Income Taxes	595,098	1,199,011
Provision For Income Taxes	222,931	397,106
Net Income	372,167	801,905
Preferred Stock Dividends	225,000	-
Accretion Of Preferred Stock To Redemption Value	18,079	-
Net Income Available To Common Shareholders	$129,088	$801,905

Basic Net Income Per Common Share	$0.05	$0.32
Diluted Net Income Per Common Share	$0.05	$0.32
Cash Dividend Per Share On Common Stock	$0.08	$0.08
Basic Weighted Average Shares Outstanding	2,460,137	2,531,679
Diluted Weighted Average Shares Outstanding	2,503,777	2,532,377
See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Unaudited)

	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance At March 31, 2008	$25,925	$5,072,086	$(2,769,446)	$2,395,537	$42,772,311	$47,496,413
Net Income	-	-	-	-	801,905	801,905
Other Comprehensive Income, Net Of Tax:
Unrealized Holding Losses On Securities Available For Sale, Net Of Taxes	-	-	-	(3,579,553)	-	(3,579,553)
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes	-	-	-	(62,871)	-	(62,871)
Comprehensive Loss	-	-	-	-	-	(2,840,519)
Purchase Of Treasury Stock At Cost, 3,900 shares	-	-	(89,872)	-	-	(89,872)
Employee Stock Purchase Plan Purchases	14	27,629	-	-	-	27,643
Stock Compensation Expense	-	7,848	-	-	-	7,848
Cash Dividends	-	-	-	-	(202,553)	(202,553)
Balance At June 30, 2008	$25,939	$5,107,563	$(2,859,318)	$(1,246,887)	$43,371,663	$44,398,960

	Preferred Stock	Warrants	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance At March 31, 2009	$17,620,065	$400,000	$26,040	$5,299,235	$(4,330,712)	$3,809,934	$44,267,736	$67,092,298
Net Income	-	-	-	-	-	-	372,167	372,167
Other Comprehensive Income, Net Of Tax:
Unrealized Holding Gains On Securities Available For Sale, Net Of Taxes	-	-	-	-	-	29,866	-	29,866
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes	-	-	-	-	-	(31,552)	-	(31,552)
Comprehensive Income	-	-	-	-	-	-	-	370,481
Accretion Of Preferred Stock To Redemption Value	18,079	-	-	-	-	-	(18,079)	-
Employee Stock Purchase Plan Purchases	-	-	15	19,689	-	-	-	19,704
Stock Compensation Expense	-	-	-	8,281	-	-	-	8,281
Cash Dividends On Preferred	-	-	-	-	-	-	(225,000)	(225,000)
Cash Dividends On Common	-	-	-	-	-	-	(196,887)	(196,887)
Balance At June 30, 2009	$17,638,144	$400,000	$26,055	$5,327,205	$(4,330,712)	$3,808,248	$44,199,937	$67,068,877

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities:
Net Income	$372,167	$801,905

Adjustments To Reconcile Net Income To Net Cash Provided (Used) By Operating Activities:
Depreciation And Amortization Expense	385,374	368,771
Amortization Of Intangible Assets	22,500	22,500
Stock Option Compensation Expense	8,281	7,848
Discount Accretion And Premium Amortization	443,610	106,619
Provisions For Losses On Loans And Real Estate	1,400,000	225,000
Write Down Of Goodwill	222,000	-
Gain On Sale of Investments Available For Sale	-	(120,491)
(Gain) Loss On Sale of Mortgage-Backed Securities Available For Sale	(50,891)	19,087
Gain On Sale Of Loans	(433,607)	(118,683)
(Gain) Loss On Sale Of Real Estate	23,183	(13,694)
Capital Improvements Repossessed Assets	-	(20,000)
Amortization Of Deferred Fees On Loans	(36,453)	(27,043)
Mandatorily Redeemable Financial Instrument Valuation	(78,000)	-
Income From Bank Owned Life Insurance	(90,000)	(85,746)
Proceeds From Sale Of Loans Held For Sale	26,878,606	8,542,717
Origination Of Loans For Sale	(27,890,491)	(9,679,094)
(Increase) Decrease In Accrued Interest Receivable:
Loans	(34,322)	129,420
Mortgage-Backed Securities	122,336	(74,644)
Investments	(220,119)	178,266
Increase In Advance Payments By Borrowers	27,330	114,555
Other, Net	55,264	(528,787)
Net Cash Provided (Used) By Operating Activities	1,126,768	(151,494)

Cash Flows From Investing Activities:
Principal Repayments On Mortgage-Backed Securities Available For Sale	18,421,913	13,840,922
Principal Repayments On Mortgage-Backed Securities Held To Maturity	2,511,493	-
Purchase Of Investment Securities Available For Sale	(15,113,956)	(5,635,679)
Purchase Of Mortgage-Backed Securities Available For Sale	(10,253,625)	(36,375,912)
Maturities Of Investment Securities Available For Sale	6,549,685	8,075,718
Maturities of Investment Securities Held To Maturity	2,000,000	5,000,000
Proceeds From Sale of Investment Securities Available For Sale	-	6,108,615
Proceeds From Sale of Mortgage-Backed Securities Available For Sale	3,809,030	1,277,417
Purchase Of FHLB Stock	-	(3,837,500)
Redemption Of FHLB Stock	38,300	2,110,600
(Increase) Decrease In Loans To Customers	3,686,274	(15,873,082)
Proceeds From Sale Of Repossessed Assets	196,707	346,000
Purchase And Improvement Of Premises And Equipment	(102,542)	(799,948)
Net Cash Provided (Used) By Investing Activities	11,743,279	(25,762,849)

		(Continued)

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)- Continued

	Three Months Ended June 30,
	2009	2008
Cash Flows From Financing Activities:
Increase (Decrease) In Deposit Accounts	$3,635,525	$(13,522,258)
Proceeds From FHLB Advances	64,100,000	104,880,000
Repayment Of FHLB Advances	(89,303,943)	(66,503,864)
Proceeds From Term Auction Facility Borrowings	22,000,000	-
Repayment Of Term Auction Facility Borrowings	(10,000,000)	-
Net Proceeds (Repayments) Of Other Borrowings	(122,024)	1,798,430
Dividends To Preferred Shareholders	(225,000)	-
Dividends To Common Shareholders	(196,887)	(202,553)
Purchase Of Treasury Stock	-	(89,872)
Proceeds From Employee Stock Purchases	19,704	27,643
Net Cash Provided (Used) By Financing Activities	(10,092,625)	26,387,526

Increase In Cash And Cash Equivalents	2,777,422	473,183
Cash And Cash Equivalents At Beginning Of Period	6,562,394	10,539,054
Cash And Cash Equivalents At End Of Period	$9,339,816	$11,012,237

Supplemental Disclosure Of Cash Flows Information:
Cash Paid During The Period For Interest	$5,804,625	$6,960,918
Cash Paid During The Period For Income Taxes	$595,111,	$305,822
Additions To Repossessed Acquired Through Foreclosure	$117,150	$20,000
Change In Unrealized Gain or Loss On Securities Available For Sale, Net Of Taxes	$(1,686)	$(3,642,424)

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in Security Federal Corporation’s 2009 Annual Report to Shareholders when reviewing interim financial statements.  The results of operations for the three month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year.  This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, changes in interest rates, the demand for loans, the regulatory environment, general economic conditions and inflation, and the securities markets.  Management cautions readers of this Form 10-Q not to place undue reliance on the forward-looking statements contained herein.

2.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Security Federal Corporation (the “Company”) and its wholly owned subsidiary, Security Federal Bank (the “Bank”) and the Bank’s wholly owned subsidiaries, Security Federal Insurance, Inc. (“SFINS”) and Security Financial Services Corporation (“SFSC”). SFINS was formed during fiscal 2002 and began operating during the December 2001 quarter and is an insurance agency offering auto, business, health, and home insurance.  SFINS has a wholly owned subsidiary, Collier Jennings Financial Corporation which has as subsidiaries Collier Jennings Inc., The Auto Insurance Store Inc., and Security Federal Premium Pay Plans Inc. SFSC is currently an inactive subsidiary.

Prior to April 1, 2009, the Bank had two additional subsidiaries: Security Federal Investments, Inc. (“SFINV”) and Security Federal Trust Inc. (“SFT”). SFINV provided primarily investment brokerage services.  SFT offered trust, financial planning and financial management services. On April 1, 2009, the assets and operations of SFINV and SFT were dissolved into the Bank. The services of these two entities are now offered through the trust and investment divisions of the Bank.

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

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the audited consolidated financial statements at March 31, 2009 included in our 2009 Annual Report to Stockholders, which was filed as an exhibit to our Annual Report on Form 10-K for the year ended March 31, 2009.  Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of the consolidated financial statements.  The Company provides for loan losses using the allowance method.  Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to the allowance for loan losses.  Additions to the allowance for loan losses are provided by charges to operations based on various factors, which, in management’s judgment, deserve current recognition in estimating possible losses.  Such factors considered by management include the fair value of the underlying collateral, stated guarantees by the borrower (if applicable), the borrower’s ability to repay from other economic resources, growth and composition of the loan portfolios, the relationship of the allowance for loan losses to the outstanding loans, loss experience, delinquency trends, and general economic conditions.  Management evaluates the carrying value of the loans periodically and the allowance is adjusted accordingly.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

3.	Critical Accounting Policies, Continued

While management uses the best information available to make evaluations, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making these evaluations.  The allowance for loan losses is subject to periodic evaluations by various authorities and may be subject to adjustments based upon the information that is available at the time of their examination.

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

	June 30,
	2009	2008
Earnings Available to Common Shareholders:
Net Income	$372,167	$801,905
Preferred Stock Dividends	225,000	-
Deemed Dividends On Preferred Stock From Net Accretion of Preferred Stock	18,079	-
Net Income Available To Common Shareholders	$129,088	$801,905

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

4.   Earnings Per Common Share, Continued

The following table shows the effect of dilutive options and warrants on the Company’s earnings per common share for the periods indicated:

	For the Quarter Ended
	June 30, 2009
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$129,088	2,460,137	$0.05
Effect of Diluted Securities:
Stock Options & Warrants	-	-	-
Mandatorily Redeemable Shares	-	43,640	-

Diluted EPS	$129,088	2,503,777	$0.05

	For the Quarter Ended
	June 30, 2008
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$801,905	2,531,679	$0.32
Effect of Diluted Securities:
Stock Options	-	698	-

Diluted EPS	$801,905	2,532,377	$0.32

5.      Stock-Based Compensation

Certain officers and directors of the Company participate in an incentive and non-qualified stock option plan. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. The following is a summary of the activity under the Company’s stock option plans for the periods presented:

	June 30, 2009		June 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, Beginning of Period	100,500	$22.01	111,100	$21.55
Options granted	-	-	2,500	22.91
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Balance, End of Period	100,500	$22.01	113,600	$21.58

Options Exercisable	60,000	$21.09	74,100	$20.60

Options Available For Grant	50,000		124,801

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

5.      Stock-Based Compensation, Continued

At June 30, 2009, the Company had the following options outstanding:

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

None of the options outstanding at June 30, 2009 have an exercise price below the average market price during the three month period ended June 30, 2009. Therefore these options are not deemed to be dilutive.

6.     Stock Warrants

In conjunction with its participation in the U.S. Treasury’s Capital Purchase Program, the Company sold warrants to the U.S. Treasury to purchase 137,966 shares of the Company’s common stock at $19.57 per share. These warrants have a 10-year term and were immediately exercisable upon issuance. At June 30, 2009, these warrants were anti-dilutive.  A summary of the status of the Company’s stock warrants and changes during the period is presented below.

	June 30, 2009
	Shares	Weighted- Average Exercise Price
Balance, Beginning of the Period	137,966	$19.57
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance, End of Year	137,966	$19.57

There were no stock warrants outstanding at June 30, 2008.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

7.    Carrying Amounts and Fair Value of Financial Instruments

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

        Assets and liabilities measured at fair value on a recurring basis are as follows as of June 30, 2009:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-For-Sale Investment And Mortgage- Backed Securities	$-	$279,077,087	$-
Mortgage Loans Held For Sale	-	7,157,299	-
Total	$-	$286,234,386	$-
Liabilities:
Mandatorily Redeemable Financial Instrument	$-	$1,522,312	$-
Total	$-	$1,522,312	$-

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

7.     Carrying Amounts and Fair Value of Financial Instruments, Continued

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. As of June 30, 2009, the recorded investment in impaired loans was $33.8 million. The average recorded investment in impaired loans was $31.1 million for the quarter ended June 30, 2009.

Repossessed assets acquired in settlement of loans are carried at the lower of carrying value or fair value on a non-recurring basis. The fair value is dependent primarily upon independent appraisals, which the Company considers level 2 inputs. At June 30, 2009, the recorded investment in repossessed assets acquired in the settlement of loans was $1.9 million.

Goodwill and other intangible assets are measured for impairment on an annual basis, as of September 30th, or more frequently if there is a change in circumstances. If the goodwill or other intangibles exceed the fair value, an impairment charge is recorded in an amount equal to the excess. Impairment is tested using accepted valuation techniques that utilize implied fair value based on a multiple of revenue. The measurement of these fair values is considered a level 3 measurement.

The following table is a summary of the carrying value and estimated fair value of the Company’s financial instruments as of June 30, 2009 and March 31, 2009 as defined by SFAS No. 107, Disclosures about Fair Value of Financial Instruments:

	June 30, 2009		March 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial Assets:
Cash And Cash Equivalents	$9,340	$9,340	$6,562	$6,562
Investment And Mortgage-Back Securities	305,778	306,813	314,099	315,325
Loans Receivable, Net	607,368	607,777	611,090	623,362
FHLB Stock	12,624	12,624	12,663	12,663

Financial Liabilities:
Deposits:
Checking, Savings, And Money Market Accounts	$285,402	$285,402	$272,363	$272,363
Certificate Accounts	379,947	387,070	389,351	395,647
Advances From FHLB	193,794	202,228	218,998	225,852
Term Auction Facility Borrowings	22,000	22,000	10,000	10,000
Other Borrowed Money	15,934	15,934	16,056	16,056
Junior Subordinated Debentures	5,155	5,155	5,155	5,155
Mandatorily Redeemable Financial Instrument	1,522	1,522	1,600	1,600

At June 30, 2009, the Bank had $64.9 million of off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

Fair value methods and assumptions are set forth below:

Cash and cash equivalents—The carrying amount of these financial instruments approximates fair value. All mature within 90 days and do not present unanticipated credit concerns.

Investment Securities—Fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans—The fair value of loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As discount rates are based on current loan rates as well as management estimates, the fair values presented may not be indicative of the value negotiated in an actual sale.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

7.     Carrying Amounts and Fair Value of Financial Instruments, Continued

FHLB Stock—The fair value approximates the carrying value.

Deposits—The fair value of demand deposits, savings accounts, and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposits is estimated by discounting the future cash flows using rates currently offered for deposits of similar remaining maturities.

 Federal Home Loan Bank Advances—Fair value is estimated based on discounted cash flows using current market rates for borrowings with similar terms.

Term Auction Facility Borrowings—The carrying value of these short term borrowings approximates fair value.

Other Borrowed Money—The carrying value of these short term borrowings approximates fair value.

Junior Subordinated Debentures—The carrying value of junior subordinated debentures approximates fair value.

Mandatorily Redeemable Financial Instrument—Fair value is determined as the greater of $26 per share or 1.5 times the book value of the Company in accordance with the underlying agreement.

Fair value estimates are made on a specific date, based on relevant market data and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale the Bank’s entire holdings of a particular financial instrument.  Because no active market exists for a significant portion of the Bank’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in any of these assumptions used in calculating fair value would also significantly affect the estimates. Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  For example, the Bank has significant assets and liabilities that are not considered financial assets or liabilities including deposit franchise values, loan servicing portfolios, deferred tax liabilities, and premises and equipment.

In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates. The Company has used management’s best estimate of fair value on the above assumptions.  Thus, the fair values presented may not be the amounts, which could be realized, in an immediate sale or settlement of the instrument.  In addition, any income taxes or other expenses that would be incurred in an actual sale or settlement are not taken into consideration in the fair value presented.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

8.      Accounting and Reporting Changes

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position but will change the referencing system for accounting standards.  The following pronouncements provide citations to the applicable Codification by Topic, Subtopic and Section in addition to the original standard type and number.

FSP Emerging Issues Task Force (“EITF”) 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (FASB ASC 325-40-65) (“FSP EITF 99-20-1”) was issued in January 2009.  Prior to the FSP, other-than-temporary impairment was determined by using either EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment (“OTTI”) based on the guidance in SFAS 115, allowing management to use more judgment in determining any OTTI.  The FSP was effective for reporting periods ending after December 15, 2008.  Management has reviewed the Company’s security portfolio and evaluated the portfolio for any OTTIs.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2 (FASB ASC 320-10-65), “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be OTTI into losses as a result of credit issues and losses related to all other factors.  OTTI exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered.  An OTTI related to credit losses should be recognized through earnings.  An OTTI related to other factors should be recognized in other comprehensive income.  The FSP does not amend existing recognition and measurement guidance related to OTTIs of equity securities.  Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4 (FASB ASC 820-10-65), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

8.      Accounting and Reporting Changes, Continued

The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique.  Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale.  If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price.  If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value.  An entity’s intention to hold an asset or liability is not relevant in determining fair value.  Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions.  Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1 (FASB ASC 825-10-65), “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods  A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor.  Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption of all three permitted for periods ending after March 15, 2009.  The Company adopted the staff positions for its Form 10-Q for the first quarter of fiscal 2010.  The adoption of these staff positions had no material impact on the Company’s financial statements.  Additional disclosures as a result of these staff positions have been provided in this 10-Q where applicable.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1 (FASB ASC 805-20-25, 30, 35, 50), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value.

If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated.  If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities.  Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R).  The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008.  The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 (FASB ASC 320-10-S99-1) on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2.  SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope.  The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss.  The SAB was effective upon issuance and had no impact on the Company’s financial position.

SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements.  Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued.  For non-recognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed.  The standard is effective for interim or annual periods ending after June 15, 2009.  See Note 11 for Management’s evaluation of subsequent events.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

8.      Accounting and Reporting Changes, Continued

The FASB issued SFAS No. 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009.  SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is removed from SFAS No. 140 along with the exception from applying FIN 46(R).  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the standard to have any impact on the Company’s financial position.

SFAS No. 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009.  The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance.  Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard.  SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were available under FIN 46(R).  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  The Company does not expect the standard to have a material impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

9.      Securities

Investment And Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value

FHLB Securities	$21,930,032	$448,815	$60,478	$22,318,369
Federal Farm Credit Securities	11,446,040	41,767	152,930	11,334,877
Federal National Mortgage Association (“FNMA”) Bonds	2,000,000	4,690	-	2,004,690
Small Business Administration (“SBA”) Bonds	8,427,818	10,789	27,203	8,411,404
Taxable Municipal Bond	1,019,114	-	1,990	1,017,124
Mortgage-Backed Securities	228,009,495	5,946,906	17,978	233,938,423
Equity Securities	102,938	-	50,738	52,200
	$272,935,437	$6,452,967	$311,317	$279,077,087

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued
9.      Securities, Continued

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value

FHLB Securities	$15,401,116	$428,886	$18,450	$15,811,552
Federal Farm Credit Securities	14,521,626	121,699	8,855	14,634,470
FNMA Bonds	2,000,000	7,810	-	2,007,810
SBA Bonds	3,319,651	65,119	18,201	3,366,569
Taxable Municipal Bond	1,019,781	26,818	-	1,046,599
Mortgage-Backed Securities	240,322,316	5,718,587	112,668	245,928,235
Equity Securities	102,938	-	65,438	37,500
	$276,687,428	$6,368,919	$223,612	$282,832,735

FHLB securities, Federal Farm Credit securities, FNMA bonds, and FNMA and FHLMC mortgage-backed securities are issued by government-sponsored enterprises (“GSEs”).  GSEs are not backed by the full faith and credit of the United States government.  SBA bonds are backed by the full faith and credit of the United States government. Included in the tables above in mortgage-backed securities are GNMA mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At June 30, 2009 and March 31, 2009, the Company held an amortized cost and fair value of $103.3 million and $106.1 million and $107.3 million and $110.2 million, respectively in GNMA mortgage-backed securities included in mortgage-backed securities listed above. All mortgage-backed securities in the Company’s portfolio are either GSEs or GNMA mortgage-backed securities. The balance does not include any private label mortgage-backed securities.

The Bank received approximately $3.8 million and $7.4 million, respectively in proceeds from sales of available for sale securities during the quarters ended June 30, 2009 and 2008 and recognized approximately $51,000 in gross gains during the June quarter of 2009 and $121,000 in gross gains and $20,000 in gross losses for the June quarter of 2008.

The amortized cost and fair value of investment and mortgage-backed securities available for sale at June 30, 2009 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Less Than One Year	$444,827	$450,447
One – Five Years	7,257,886	7,385,152
Over Five – Ten Years	21,344,677	21,515,456
After Ten Years	15,878,552	15,787,609
Mortgage-Backed Securities	228,009,495	233,938,423
	$272,935,437	$279,077,087

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual available for sale securities have been in a continuous unrealized loss position, at June 30, 2009.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$4,501,839	$60,478	$-	$-	$4,501,839	$60,478
Federal Farm Credit Securities	6,921,870	152,930	-	-	6,921,870	152,930
Mortgage-Backed Securities	5,718,652	10,806	1,058,666	7,172	6,777,318	17,978
SBA Bonds	5,011,398	27,203	-	-	5,011,398	27,203
Taxable Municipal Bond	1,017,124	1,990	-	-	1,017,124	1,990
Equity Securities	-	-	52,200	50,738	52,200	50,738
	$23,170,883	$253,407	$1,110,866	$57,910	$24,281,749	$311,317

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

9.      Securities, Continued

Securities classified as available for sale are recorded at fair market value. Approximately 18.6% of the unrealized losses, or four individual securities, consisted of securities in a continuous loss position for 12 months or more.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Investment and Mortgage-Backed Securities, Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

June 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

FHLB Securities	$5,000,000	$327,200	$6,870	$5,320,330
Federal Farm Credit Securities	1,000,000	15,940	-	1,015,940
SBA Bonds	5,355,957	176,841	-	5,532,798
Mortgage-Backed Securities	15,189,642	521,885	-	15,711,527
Equity Securities	155,000	-	-	155,000
Total	$26,700,599	$1,041,866	$6,870	$27,735,595

March 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

FHLB Securities	$7,000,000	$371,260	$8,750	$7,362,510
Federal Farm Credit Securities	1,000,000	19,060	-	1,019,060
SBA Bonds	5,355,028	336,242	-	5,691,270
Mortgage-Backed Securities	17,755,838	508,729	-	18,264,567
Equity Securities	155,000	-	-	155,000
Total	$31,265,866	$1,235,291	$8,750	$32,492,407

FHLB securities, Federal Farm Credit securities, and FNMA and FHLMC mortgage-backed securities are issued by GSEs.  GSEs are not backed by the full faith and credit of the United States government.  SBA bonds are backed by the full faith and credit of the United States government. Included in the tables above in mortgage-backed securities are GNMA mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At June 30, 2009, the Company held an amortized cost and fair value of $8.9 million and $9.2 million, respectively in GNMA mortgage-backed securities included in mortgage-backed securities listed above. At March 31, 2009, the Company held an amortized cost and fair value of $10.8 million and $11.1 million, respectively in GNMA mortgage-backed securities included in mortgage-backed securities listed above. All mortgage-backed securities in the Company’s portfolio above are either GSEs or GNMA mortgage-backed securities. The balance does not include any private label mortgage-backed securities.

The amortized cost and fair value of investment and mortgage-backed securities held to maturity at June 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities resulting from call features on certain investments.

	Amortized Cost	Fair Value

Less Than One Year	$1,000,000	$1,015,940
One – Five Years	2,155,000	2,292,510
Over Five – Ten Years	3,448,132	3,685,834
More Than Ten Years	4,907,825	5,029,784
Mortgage-Backed Securities	15,189,642	15,711,527
	$26,700,599	$27,735,595

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

9.      Securities, Continued

The Company only had one held to maturity security that was in an unrealized loss position at June 30, 2009. The fair value of this FHLB security was $993,130 and the unrealized loss was $6,870. The security had been in an unrealized loss position for less than 12 months. The Company did not have any held to maturity securities that had been in an unrealized loss position for over 12 months as of June 30, 2009. The Company’s held to maturity portfolio is recorded at amortized cost.  The Company has the ability and intends to hold these securities to maturity. There were no sales of securities held to maturity during the quarters ended June 30, 2009 or 2008, or during the year ended March 31, 2009.

10.    Loans Receivable, Net

Loans receivable, net, at June 30, 2009 and March 31, 2009 consisted of the following:

	June 30, 2009	March 31, 2009
Residential Real Estate	$118,774,125	$126,980,894
Consumer	70,425,688	69,025,082
Commercial Business	22,078,473	21,032,000
Commercial Real Estate	404,071,667	404,403,186
Loans Held For Sale	7,157,299	5,711,807
	622,507,252	627,152,969

Less:
Allowance For Possible Loan Loss	11,420,326	10,181,599
Loans In Process	3,514,109	5,602,248
Deferred Loan Fees	204,423	279,249
	15,138,858	16,063,096
	$607,368,394	$611,089,873

11.    Subsequent Events

On July 13, 2009, the Company filed a preliminary prospectus in the form of a registration statement on Form S-1 with the SEC to propose an offering to sell a maximum of $15.0 million, minimum of $5.0 million in 8.0% convertible senior debentures to be due December 1, 2029. The debentures are convertible into the Company’s common stock at a conversion price of $20 per share at the option of the holder at any time prior to maturity. The debentures are redeemable at the option of the Company, whole or in part, at any time on or after December 1, 2019 at the redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest, if any. The Company anticipates, subject to the SEC declaring the Form S-1 effective, that the offering will be completed by December 31, 2009.

Management has evaluated all other subsequent events through August 13, 2009 and determined there are no other events that require disclosure.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement

Certain matters in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties.  The Company’s actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to, interest rate fluctuations; changes in the level and trend of loan delinquencies and write-offs; economic conditions in the Company’s primary market area; ; results of examinations of us by the Office of Thrift Supervision or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses or to write-down assets; demand for residential, commercial business and commercial real estate, consumer, and other types of loans; success of new products; competitive conditions between banks and non-bank financial service providers; regulatory and accounting changes; technology factors affecting operations; pricing of products and services; and other risks detailed in the Company’s reports filed with the SEC, including the Annual Report on Form 10-K for the year ended March 31, 2009.  Forward-looking statements are effective only as of the date that they are made and the Company assumes no obligation to update this information

Comparison Of Financial Condition At June 30, 2009 and March 31, 2009

General – Total assets decreased $9.0 million or 0.9% to $975.6 million at June 30, 2009 from $984.7 million at March 31, 2009.  The primary reason for the decrease in total assets was a decrease in net loans receivable combined with a decrease in investment and mortgage-backed securities, held as available for sale and -held to maturity. For the quarter ended June 30, 2009, the Company applied any excess funds resulting from these decreases to the repayment of advances from the FHLB to increase and enhance liquidity. Advances from the FHLB decreased $25.2 million or 11.5% during the quarter to $193.8 million at June 30, 2009.

Assets – The increases and decreases in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	June 30, 2009	March 31, 2009	Amount	Percent
Cash And Cash Equivalents	$9,339,816	$6,562,394	$2,777,422	42.3%
Investment And Mortgage- Backed Securities – Available For Sale	279,077,087	282,832,735	(3,755,648)	(1.3)
Investment And Mortgage- Backed Securities – Held To Maturity	26,700,599	31,265,866	(4,565,267)	(14.6)
Loan Receivable, Net	607,368,394	611,089,873	(3,721,479)	(0.6)
Premises And Equipment, Net	21,392,627	21,675,434	(282,807)	(1.3)
Goodwill	1,199,754	1,421,754	(222,000)	(15.6)
Repossessed Assets Acquired In Settlement of Loans	1,882,432	1,985,172	(102,740)	(5.2)
Other Assets	2,339,211	1,657,189	682,022	41.2

Cash and cash equivalents increased $2.8 million or 42.3% to 9.3 million at June 30, 2009 compared to $6.6 million at March 31, 2009. Loans receivable, net decreased $3.7 million or 0.6% to $607.4 million at June 30, 2009 from $611.1 million at March 31, 2009 as a result of decreased loan demand, specifically in the residential real estate loan category. Residential real estate loans decreased $8.2 million to $118.8 million at June 30, 2009 from $127.0 million at March 31, 2009, primarily attributable to the slowing of the local and national economy.

The decrease in residential real estate loans was offset partially by increases in consumer and commercial business and real estate loans and in loans held for sale. Consumer loans increased $1.4 million to $70.4 million at June 30, 2009 compared to $69.0 million at March 31, 2009. Commercial real estate loans and commercial business loans increased $332,000 and $1.0 million, respectively, to $404.1 million and $22.1 million, respectively at June 30, 2009 when compared to the balance at March 31, 2009. Loans held for sale increased $1.4 million to $7.2 million at June 30, 2009 from $5.7 million at March 31, 2009.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Investment and mortgage-backed securities available for sale decreased $3.8 million or 1.3% to $279.1 million at June 30, 2009 from $283.0 million at March 31, 2009. This decrease was the result of principal repayments on mortgage-backed securities coupled with the sale of three securities during the quarter, offset slightly by security purchases. Investment and mortgage-backed securities held to maturity decreased $4.6 million or 14.6% to $26.7 million at June 30, 2009 as a result of calls and maturities of securities during the quarter as well as principal repayments on mortgage-backed securities. The Company did not purchase or sell any held to maturity securities during the period.

Premises and equipment, net, decreased $283,000 to $21.4 million at June 30, 2009 from $21.7 million at March 31, 2009 primarily attributable to depreciation expense during the period of approximately $385,000.

Goodwill decreased $222,000 to $1.2 million at June 30, 2009 from $1.4 million at March 31, 2009. The Company sold the South Augusta office of its insurance subsidiary as it was not within the Company’s branch footprint. The sale resulted in a reduction in the goodwill associated with the South Augusta portion of the original purchase of the insurance subsidiary in 2006.

FHLB stock, at cost, decreased $38,000 to $12.6 million at June 30, 2009 from $12.7 million at March 31, 2009.  The decrease is attributable to a decrease in total assets combined with a decrease in FHLB advances. The amount of FHLB stock is determined by a FHLB requirement that the Company maintain stock equal to 0.20% of total assets at June 30, 2009 plus a transaction component, which equals 4.5% of outstanding advances (borrowings) from the FHLB of Atlanta.

Repossessed assets acquired in settlement of loans decreased $103,000 to $1.9 million at June 30, 2009 from $2.0 million at March 31, 2009.  The Company sold one real estate property and two vehicles and repossessed one additional property during the period for a net decrease during the quarter. At June 30, 2009, the balance of repossessed assets consisted of the following 14 real estate properties: two lots within one subdivision of Aiken, South Carolina; approximately 17 acres of land in Aiken, South Carolina; a commercial building and two single-family residences in Augusta, Georgia; one single-family residence under construction in Columbia, South Carolina; and seven single-family residences in South Carolina.

Other assets increased $682,000 to $2.3 million at June 30, 2009 from $1.7 million at March 31, 2009.

Liabilities
Deposit Accounts
					Balance
	June 30, 2009		March 31, 2009		Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Amount	Percent
Demand Accounts:
Checking	$111,185,006	0.18%	$104,662,377	0.21%	$6,522,629	6.2%
Money Market	156,999,331	1.51	150,513,010	1.88	6,486,321	4.3
Statement Savings Accounts	17,217,922	0.44	17,187,295	0.54	30,627	0.2
Total	285,402,259	0.93	272,362,682	1.15	13,039,577	4.8

Certificate Accounts
0.00 – 1.99%	61,503,463		21,143,194		40,360,269	190.9
2.00 – 2.99%	121,848,647		112,373,285		9,475,362	8.4
3.00 – 3.99%	65,714,020		76,088,180		(10,374,160)	(13.6)
4.00 – 4.99%	124,998,983		173,467,216		(48,468,233)	(27.9)
5.00 – 5.99%	5,881,728		6,279,018		(397,290)	(6.3)
Total	379,946,841	3.18	389,350,893	3.51	(9,404,052)	(2.4)
Total Deposits	$665,349,100	2.21%	$661,713,575	2.54%	$3,635,525	0.5%

Included in the certificates above were $20.0 million and $25.4 million in brokered deposits at June 30, 2009 and March 31, 2009, respectively with a weighted average interest rate of 1.81% and 2.04%, respectively.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Advances From FHLB – FHLB advances are summarized by year of maturity and weighted average interest rate in the table below:

					Balance
	June 30, 2009		March 31, 2009		Decrease
Fiscal Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2010	$65,880,000	1.10%	$91,080,000	0.94%	$(25,200,000)	(27.7)%
2011	15,000,000	4.87%	15,000,000	4.87%	-	-
2012	24,700,000	4.56%	24,700,000	4.56%	-	-
2013	10,000,000	4.76%	10,000,000	4.76%	-	-
2014	20,000,000	3.84%	20,000,000	3.84%	-	-
Thereafter	58,214,491	4.30%	58,218,434	4.30%	(3,943)	(0.0)%
Total Advances	$193,794,491	3.27%	$218,998,434	2.95%	$(25,203,943)	(11.5)%

The following table shows callable FHLB advances as of the dates indicated.  These advances are also included in the above table.  All callable advances are callable at the option of the FHLB.  If an advance is called, the Bank has the option to payoff the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

As of June 30, 2009
Borrow Date	Maturity Date	Amount	Int. Rate	Type	Call Dates

06/24/05	06/24/15	5,000,000	3.710%	1 Time Call	06/24/10
11/10/05	11/10/15	5,000,000	4.400%	1 Time Call	11/10/09
11/23/05	11/23/15	5,000,000	3.933%	Multi-Call	05/25/08 and quarterly thereafter
12/14/05	12/14/11	5,000,000	4.640%	1 Time Call	09/14/09
01/12/06	01/12/16	5,000,000	4.450%	1 Time Call	01/12/11
03/01/06	03/03/14	5,000,000	4.720%	1 Time Call	03/03/10
06/02/06	06/02/16	5,000,000	5.160%	1 Time Call	06/02/11
07/11/06	07/11/16	5,000,000	4.800%	Multi-Call	07/11/08 and quarterly thereafter
11/29/06	11/29/16	5,000,000	4.025%	Multi-Call	05/29/08 and quarterly thereafter
01/19/07	07/21/14	5,000,000	4.885%	1 Time Call	07/21/11
03/09/07	03/09/12	4,700,000	4.286%	Multi-Call	06/09/08 and quarterly thereafter
05/24/07	05/24/17	7,900,000	4.375%	Multi-Call	05/27/08 and quarterly thereafter
07/25/07	07/25/17	5,000,000	4.396%	Multi-Call	07/25/08 and quarterly thereafter
11/16/07	11/16/11	5,000,000	3.745%	Multi-Call	11/17/08 and quarterly thereafter
08/28/08	08/28/13	5,000,000	3.113%	Multi-Call	08/30/10 and quarterly thereafter
08/28/08	08/28/18	5,000,000	3.385%	1 Time Call	08/29/11

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

As of March 31, 2009
Borrow Date	Maturity Date	Amount	Int. Rate	Type	Call Dates

06/24/05	06/24/15	5,000,000	3.710%	1 Time Call	06/24/10
11/10/05	11/10/15	5,000,000	4.400%	1 Time Call	11/10/09
11/23/05	11/23/15	5,000,000	3.933%	Multi-Call	05/25/08 and quarterly thereafter
11/29/05	11/29/13	5,000,000	4.320%	1 Time Call	05/29/09
12/14/05	12/14/11	5,000,000	4.640%	1 Time Call	09/14/09
01/12/06	01/12/16	5,000,000	4.450%	1 Time Call	01/12/11
03/01/06	03/03/14	5,000,000	4.720%	1 Time Call	03/03/10
06/02/06	06/02/16	5,000,000	5.160%	1 Time Call	06/02/11
07/11/06	07/11/16	5,000,000	4.800%	Multi-Call	07/11/08 and quarterly thereafter
11/29/06	11/29/16	5,000,000	4.025%	Multi-Call	05/29/08 and quarterly thereafter
01/19/07	07/21/14	5,000,000	4.885%	1 Time Call	07/21/11
03/09/07	03/09/12	4,700,000	4.286%	Multi-Call	06/09/08 and quarterly thereafter
05/24/07	05/24/17	7,900,000	4.375%	Multi-Call	05/27/08 and quarterly thereafter
06/29/07	06/29/12	5,000,000	4.945%	1 Time Call	06/29/09
07/25/07	07/25/17	5,000,000	4.396%	Multi-Call	07/25/08 and quarterly thereafter
11/16/07	11/16/11	5,000,000	3.745%	Multi-Call	11/17/08 and quarterly thereafter
08/28/08	08/28/13	5,000,000	3.113%	Multi-Call	08/30/10 and quarterly thereafter
08/28/08	08/28/18	5,000,000	3.385%	1 Time Call	08/29/11

Other Borrowings- The Bank had $15.9 million and $16.1 million in other borrowings (non-FHLB advances) at June 30, 2009 and March 31, 2009, respectively.  These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts and the current balance on a revolving line of credit with another financial institution.  At June 30, 2009 and March 31, 2009, short-term repurchase agreements were $11.1 million and $11.3 million, respectively. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At June 30, 2009 and March 31, 2009, the interest rate paid on the repurchase agreements was 1.09% and 1.24%, respectively.  The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $22.8 million and $23.4 million at June 30, 2009 and $25.5 million and $26.0 million at March 31, 2009, respectively.

At June 30, 2009 and March 31, 2009, the balance on the revolving line of credit was $4.8 million.  The unsecured line of credit has an interest rate equal to one month LIBOR plus 2.0% and matures on October 1, 2009.

Term Auction Facility Borrowings- During the year ended March 31, 2009, the Company began participating in the Federal Reserve’s Term Auction Facility (“TAF”) program, an auction program designed to provide liquidity for qualifying depository institutions. Under the program, institutions place a bid for an advance from their local Federal Reserve Bank at an interest rate that is determined as the result of the auction. Borrowings under the program typically have a 28-day or 84-day maturity. At June 30, 2009, the Company had $22.0 million outstanding in advances obtained through the TAF program, an increase of $12.0 million from $10.0 million at March 31, 2009. The interest rate on these advances was 0.25% at June 30, 2009 and March 31, 2009.  The balance at June 30, 2009 matures within three months. The Company had pledged as collateral for these borrowings investment and mortgage-backed securities with amortized costs and fair values of $32.6 million and $32.9 million, respectively, at June 30, 2009 and $17.8 million and $17.9 million, respectively, at March 31, 2009.

Mandatorily Redeemable Financial Instrument – On June 30, 2006, the Company recorded a $1.4 million mandatorily redeemable financial instrument as a result of the acquisition of the Collier-Jennings Companies.  The shareholder of the Collier-Jennings Companies received cash and was issued stock in the Company to settle the acquisition.  The Company will release the shares to the shareholder of the Collier-Jennings Companies over a three-year period.  The stock is mandatorily redeemable by the shareholder of the Collier-Jennings Companies in cumulative increments of 20% per year for a five-year period at the greater of $26 per share or one and one-half times the book value of the Company’s stock. At June 30, 2009, the shareholder had not elected to redeem any of the shares.

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

The Capital Securities accrue and pay distributions quarterly at a rate per annum equal to a blended rate of 4.61% at June 30, 2009.  One-half of the Capital Securities issued in the transaction has a fixed rate of 6.88% and the remaining half has a floating rate of three-month LIBOR plus 170 basis points, which was 2.33% at June 30, 2009. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears.

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

Equity – Shareholders’ equity remained fairly constant at $67.1 million at June 30, 2009, decreasing $23,000 or less than 0.1%  from $67.1 million at March 31, 2009. Accumulated other comprehensive income, net of tax decreased $2,000 to $3.8 million at June 30, 2009.  The Company’s net income available for common shareholders was $129,000 for the three month period ended June 30, 2009, after preferred stock dividends of $225,000 and accretion of preferred stock of $18,000.  The Board of Directors of the Company declared the 74th consecutive quarterly common stock dividend, which was $0.08 per share, in May 2009, and totaled $197,000.  Book value per common share was $19.92 at June 30, 2009 and $19.95 at March 31, 2009.

Non-performing Assets.  The following table sets forth detailed information concerning our non-performing assets for the periods indicated:

	At June 30, 2009		At March 31, 2009		$ Increase	% Increase
	Amount	Percent (1)	Amount	Percent (1)	(Decrease)	(Decrease)
Loans 90 days or more past due or non-accrual loans:
Residential real estate	$2,758,553	0.5%	$1,112,023	0.2%	$1,646,530	148.1%
Commercial business	2,626,645	0.4	2,808,080	0.5	(181,435)	(6.5)
Commercial real estate	13,199,367	2.2	8,044,372	1.3	5,154,995	64.1
Consumer	888,019	0.1	955,683	0.1	(67,664)	(7.1)
Total non-performing loans	19,472,584	3.2	12,920,158	2.1	6,552,426	50.7

Other non-performing assets
Repossessed assets	30,076	0.0	61,126	0.0	(31,050)	(50.8)
Real estate owned	1,852,356	0.3	1,924,046	0.3	(71,690)	(3.7)
Total other non-performing assets	1,882,432	0.3	1,985,172	0.3	(102,740)	(5.2)

Total non-performing assets	$21,355,016	3.5%	$14,905,330	2.4%	$6,449,686	43.3%

Total non-performing assets as a percentage of total assets	2.2%		1.5%

(1) Percent of gross loans receivable, net of deferred fees and loans in process and loans held for sale

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company’s non-performing assets increased $6.4 million to $21.4 million at June 30, 2009 from $14.9 million at March 31, 2009. The increase was primarily concentrated in commercial real estate loans. The Company placed $3.9 million in loans on non- accrual during the period as a result of cash flow problems experienced by three local residential builders and one developer resulting in their inability to meet the debt service requirements of their loans.  In addition, the Company classified $4.1 million related to one commercial real estate participation loan.  The Company also experienced a slight increase in non-performing one- to four- family real estate loans as a result of the general deteriorating conditions in the local economy including rising unemployment rates and declining housing markets.

The cumulative interest not accrued during the quarter ended June 30, 2009 relating to all non-performing loans totaled $200,000. We intend to work with our builders and other borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

Net Income Available to Common Shareholders - Net income available to common shareholders decreased $673,000 or 83.9% to $129,000 for the three months ended June 30, 2009 compared to $802,000 for the three months ended June 30, 2008. The decrease in net income was primarily the result of the Company’s decision to increase the provision for loan losses in conjunction with the effects of two non-operating items incurred during the period: an increase in FDIC insurance premiums accrued as a result of a one-time special assessment charged to all deposit institutions and a loss on the sale of the South Augusta office of Security Federal Insurance, a location that was not within the Company’s branch footprint.  These factors were offset slightly by an increase in the Company’s net interest margin and an increase in non-interest income.

Net Interest Income - Despite the negative impact of rising credit costs, the Company’s core performance improved during the quarter. The net interest margin increased 14 basis points to 2.71% for the quarter ended June 30, 2009 from 2.57% for the comparable quarter in the previous year. Net interest income increased $1.2 million or 23.5% to $6.3 million during the three months ended June 30, 2009, compared to $5.1 million for the same period in 2008, as a result of an increase in interest income combined with a decrease in interest expense.  During the three months ended June 30, 2009, average interest earning assets increased $137.4 million to $935.0 million while average interest-bearing liabilities increased $121.9 million to $874.1 million.  The interest rate spread increased 18 basis points to 2.54% during the three months ended June 30, 2009 compared to the same period in 2008.

Interest Income - Total interest income increased $233,000 or 2.0% to $12.1 million during the three months ended June 30, 2009 from $11.8 million for the same period in 2008. This increase is primarily the result of the increase in interest earning assets. Total interest income on loans increased $158,000 or 1.9% to $8.7 million during the three months ended June 30, 2009 as a result of the average loan portfolio balance increasing $86.0 million, offset slightly by the yield in the loan portfolio decreasing 80 basis points. Interest income from mortgage-backed securities increased $452,000 or 18.9% as a result of a $54.9 million increase in the average balance of the portfolio offset by a 32 basis point decrease in yield. Interest income from investment securities decreased $372,000 or 41.8% as a result of a decrease of $3.1 million in the average balance of the investment securities portfolio combined with a 200 basis point decrease in the yield.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009		2008
	Average Balance	Yield	Average Balance	Yield	Increase (Decrease) In Interest And Dividend Income From 2008
Loans Receivable, Net	$613,143,758	5.68%	$527,101,104	6.48%	$158,402
Mortgage-Backed Securities	254,792,860	4.47	199,929,297	4.79	451,888
Investment Securities	66,444,277	3.11	69,564,979	5.11	(371,904)
Other	607,766	0.14	987,149	2.10	(4,965)
Total Interest-Earning Assets	$934,988,661	5.16%	$797,582,529	5.93%	$233,421

Interest Expense - Total interest expense decreased $971,000 or 14.5% to $5.7 million during the three months ended June 30, 2009 compared to $6.7 million for the same period one-year earlier. The decrease in total interest expense is attributable to a 95 basis point decrease in interest rates paid during the quarter, offset by an increase in the average balance of interest-bearing liabilities outstanding of $121.9 million when compared to the prior year.

Interest expense on deposits decreased $641,000 or 13.9% to $4.0 million during the period as a result of an 83 basis point decrease in the cost of deposits from 3.39% for the quarter ended June 30, 2008 to 2.56% for the same quarter in 2009. The decrease in the cost of deposits was offset by an increase in the average balance during the quarter. Average interest bearing deposits grew $77.6 million to $623.0 million compared to $545.4 million for the three months ended June 30, 2008.  Interest expense on advances and other borrowings decreased $319,000 or 15.9% during the 2009 period compared to 2008 as a result of a 124 basis point decrease in the average cost of debt outstanding combined with a $44.3 million increase in the average total borrowings outstanding. Interest expense on junior subordinated debentures decreased $10,000 to $63.8 million for the three months ended June 30, 2009 compared to $74.1 million for the same period one year ago while the average balance remained constant at $5.2 million for the three months ended June 30, 2009 and 2008, respectively, as a result of an 80 basis point decrease in the rate paid.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009		2008
	Average Balance	Yield	Average Balance	Yield	Decrease In Interest Expense From 2008
Now And Money Market Accounts	$216,448,975	1.27%	$206,443,306	1.79%	$(239,494)
Statement Savings Accounts	17,321,483	0.46	16,414,938	0.82	(13,385)
Certificate Accounts	389,222,011	3.37	322,502,428	4.54	(388,221)
FHLB Advances And Other Borrowed Money	245,948,850	2.75	201,686,231	3.99	(319,151)
Junior Subordinated Debentures	5,155,000	4.95	5,155,000	5.75	(10,359)
Total Interest-Bearing Liabilities	$874,096,319	2.62%	$752,201,903	3.57%	$(970,610)

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Provision for Loan Losses - The amount of the provision is determined by management’s on-going monthly analysis of the loan portfolio.  Management uses multiple methods to measure the estimate of the adequacy of the allowance for loan losses.  These methods incorporate percentage of classified loans, five-year and two-year averages of historical loan losses in each loan category and current economic trends, and the assignment of percentage targets of reserves in each loan category.  The Company considers subjective factors such as changes in local and national economic conditions, industry trends, the composition and volume of the loan portfolio, credit concentrations, lending policies, and the experience and ability of the staff and Board of Directors.

Conditions in the local and national economy continued to impact the Company’s loan portfolio during the quarter ended June 30, 2009. Rising unemployment rates and the decline in the housing market negatively impacted borrowers’ ability to repay their loan obligations.  The provision for loan losses was $1.4 million for the quarter ended June 30, 2009 compared to $225,000 for the same quarter in the prior year. This increase reflects the Company’s concern for deteriorating economic conditions in the local economy coupled with an increase in non-performing assets within its loan portfolio.

The following table details selected activity associated with the allowance for loan losses for the three months ended June 30, 2009 and 2008:

	June 30, 2009	June 30, 2008
Beginning Balance	$10,181,599	$8,066,762
Provision	1,400,000	225,000
Charge-offs	(171,779)	(50,186)
Recoveries	10,506	4,920
Ending Balance	$11,420,326	$8,246,496

Allowance For Loan Losses As A Percentage Of Gross Loans Receivable Held For Investment At The End Of The Period	1.87%	1.53%
Allowance For Loan Losses As A Percentage Of Impaired Loans At The End Of The Period	33.78%	241.87%
Impaired Loans	33,803,496	3,409,465
Nonaccrual Loans And 90 Days Or More Past Due Loans As A Percentage Of Gross Loans Receivable Held For Investment At The End Of The Period	3.18%	1.25%
Loans Receivable, Net	$607,368,394	$534,861,890

Non-performing assets, which consisted of 73 non-accrual loans and 13 repossessed properties, increased $6.4 million to $21.4 million at June 30, 2009 from $14.9 million at March 31, 2009. Despite the increase in non-performing assets, the Company maintained relatively low and stable trends related to net charge-offs. Annualized net charge-offs as a percent of gross loans were 0.11% for the quarter ended June 30, 2009 compared to 0.12% for the year March 31, 2009 and 0.03% for the quarter ended June 30, 2008. Management of the Company continues to be concerned about current market conditions and closely monitors the loan portfolio on an ongoing basis to proactively identify any potential issues.

Non-accrual loans and loans 90 days or more past due increased $6.6 million to $19.5 million at June 30, 2009 when compared to $12.9 million at March 31, 2009. The increase was primarily attributable to a slowing down of the residential real estate market and the overall deterioration of economic conditions in the Company’s market area. At June 30, 2009, the Company did not have any loans that were 90 days or more past due and still accruing interest.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Non-Interest Income - Non-interest income increased $383,000 to $1.5 million for the three months ended June 30, 2009 from $1.1 million for the three months ended June 30, 2008. The following table provides a detailed analysis of the changes in the components of non-interest income:

	Three Months Ended June 30,		Increase (Decrease)
	2009	2008	Amounts	Percent
Gain On Sale Of Investments	$50,891	$101,405	$(50,514)	(49.8)%
Gain On Sale Of Loans	433,607	118,683	314,924	265.4
Service Fees On Deposit Accounts	276,382	281,153	(4,771)	(1.7)
Income From Cash Value Of Life Insurance	90,000	85,746	4,254	5.0
Commissions On Insurance	139,254	168,992	(29,738)	(17.6)
Other Agency Income	122,467	46,937	75,530	160.9
Trust Income	141,678	105,000	36,678	34.9
Mandatorily Redeemable Financial Instrument Valuation Adjusted	78,000	-	78,000	100.0
Other	171,908	213,291	(41,383)	(19.4)
Total Non-Interest Income	$1,504,187	$1,121,207	$382,980	34.2%

Gain on sale of investments was $51,000 for the three months ended June 30, 2009, compared to $101,000 in the same period one year earlier. The gain resulted from the sale of three investments during the three month period. Seven securities were sold during the same quarter of the previous year. Gain on sale of loans increased $315,000 to $434,000 during the three months ended June 30, 2009 compared to the same period one year ago as a result of an increase in the volume of fixed rate residential mortgage loans originated and sold. The increase in volume is primarily attributable to an increase in refinancing activity as a result of the current low interest rate environment. Service fees on deposit accounts decreased $5,000 to $276,000 for the quarter ended June 30, 2009 compared to the same quarter in 2008.

Commissions on insurance and other agency income increased $46,000 to $262,000 for the quarter ended June 30, 2009 compared to the same quarter in 2008 as a result of the growth and expansion of the insurance subsidiary, specifically the premium finance business.  Trust income was $142,000 for the three months ended June 30, 2009 compared to $105,000 for the comparable quarter in the previous year.

The Company recorded $78,000 in valuation income related to the mandatorily redeemable financial instrument during the quarter ended June 30, 2009. The mandatorily redeemable financial instrument is reported at fair value on the balance sheet with any resulting valuation adjustments included in earnings.

Other miscellaneous income including credit life insurance commissions, safe deposit rental income, annuity and stock brokerage commissions, and other miscellaneous fees, decreased $41,000 to $172,000 during the three months ended June 30, 2009 compared to the same period one year ago.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

General And Administrative Expenses – General and administrative expenses increased $1.0 million or 21.1% to $5.8 million for the three months ended June 30, 2009 from $4.8 million for the same period one year ago.  The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

	Three Months Ended June 30,		Increase (Decrease)
	2009	2008	Amounts	Percent
Salaries And Employee Benefits	$2,944,435	$2,784,235	$160,200	5.6%
Occupancy	493,345	497,320	(3,975)	(0.8)
Advertising	134,554	140,821	(6,267)	(4.5)
Depreciation And Maintenance Of Equipment	442,027	426,924	15,103	3.5
FDIC Insurance Premiums	756,000	155,810	600,190	385.2
Amortization of Intangibles	22,500	22,500	-	-
Other	1,045,053	794,380	250,673	31.6
Total General And Administrative Expenses	$5,837,914	$4,821,990	$1,015,924	21.1%

Salary and employee benefits increased $160,000 or 5.6% to $2.9 million for the three months ended June 30, 2009 from $2.8 million for the same period one year ago. This increase was primarily the result of standard annual cost of living increases combined with an increase in the number of employees employed by the Company. At June 30, 2009, the Company had 235 full time equivalent employees compared to 228 full time equivalents at June 30, 2008.

Occupancy decreased $4,000 or 0.8% to 493,000 for the three months ended June 30, 2009 from $497,000 for the same period one year ago. Advertising expense decreased $6,000 or 4.5% to $135,000 for the three months ended June 30, 2009 from $141,000 for the same period one year ago.  The decreases in both occupancy and advertising can be attributed to the Company’s effort to reduce expenses during the quarter.

FDIC insurance premiums increased $600,000 or 385.2% to $756,000 for the three month period ended June 30, 2009 compared to $156,000 for the same period a year ago. The Company accrued $425,000 in additional FDIC insurance premiums as a result of a one-time special assessment mandated by the FDIC to help replenish the government’s deposit insurance fund. This amount was in addition to the regular quarterly assessment amount of approximately $225,000. The assessment applies to all federally insured depository institutions and is calculated based on 5% of an assessment base determined relative to asset size.

Other expenses increased $251,000 to $1.0 million for the three month period ended June 30, 2009, an increase of 31.6% when compared to the same period in the prior year. Other expenses include legal fees which increased $71,000 for the three month period ended June 30, 2009 when compared to the same period in the prior year. This increase is a result of fees associated with the Company’s anticipated senior convertible debt offering discussed in Note 11 combined with costs required to insure compliance with increased regulation and legislation that is present in the current environment. Consultant fees, which are also included in other expenses, increased $44,000 during the three month period ended June 30, 2009 when compared to the same period in 2008 as a result of costs associated with an independent credit quality review performed on the loan portfolio during the quarter. The Company hired an independent party to perform a credit quality review of all existing loans exceeding a certain threshold within the Company’s loan portfolio in an effort to proactively identify any potential problems that might arise as a result of current economic conditions. Other expenses also include increased real estate owned expenses and increased expenses associated with loan collection and workout efforts.

Provision For Income Taxes – Provision for income taxes decreased $174,000 or 43.9% to $223,000 for the three months ended June 30, 2009 from $397,000 for the same period one year ago.  Income before income taxes was $595,000 and $1.2 million for the three months ended June 30, 2009 and 2008, respectively.  The Company’s combined federal and state effective income tax rate for the current quarter was 37.5% for the current quarter compared to 33.1% for the same quarter one year ago.

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

The primary sources of funds are customer deposits, loan repayments, loan sales, maturing investment securities, and advances from the FHLB and from the Federal Reserve’s TAF program.  The sources of funds, together with retained earnings and equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations.  While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage repayments are greatly influenced by the level of interest rates, economic conditions, and competition.  Management believes that the Company’s current liquidity position and its forecasted operating results are sufficient to fund all of its existing commitments.

During the three months ended June 30, 2009 loan repayments exceeded loan disbursements resulting in a $3.7 million or 0.6% decrease in total net loans receivable.  During the three months ended June 30, 2009, deposits increased $3.6 million and FHLB advances decreased $25.2 million.  The Bank had $93.4 million in additional borrowing capacity at the FHLB at the end of the period.  At June 30, 2009, the Bank had $338.6 million of certificates of deposit maturing within one year.  Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2009.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused lines of credit	$2,480	$4,075	$23,014	$29,569	$34,526	$64,095
Standby letters of credit	22	266	461	749	100	849
Total	$2,502	$4,341	$23,475	$30,318	$34,626	$64,944

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

The Company’s profitability is affected by fluctuations in the market interest rate.  Management’s goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings.  A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent or on the same basis.  The Company monitors the impact of changes in interest rates on its net interest income using a test that measures the impact on net interest income and net portfolio value of an immediate change in interest rates in 100 basis point increments and by measuring the Bank’s interest sensitivity gap (“Gap”).  Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts.  Gap is the amount of interest sensitive assets repricing or maturing over the next twelve months compared to the amount of interest sensitive liabilities maturing or repricing in the same time period.  Recent net portfolio value reports furnished by the OTS indicate that the Bank’s interest rate risk sensitivity has improved slightly over the past year.  The Bank has rated favorably compared to thrift peers concerning interest rate sensitivity. However, these reports are based on estimates and may vary from actual circumstances.

For the three months ended June 30, 2009, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.54%.  For the year ended March 31, 2009, the interest rate spread was 2.45%.

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that at June 30, 2009 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

The Company does not expect that its disclosure controls and procedures will prevent all error and or fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As reported in the 10-K, based on this assessment, management determined that the Company's internal control over financial reporting as of March 31, 2009 is effective.

Security Federal Corporation and Subsidiaries

Item 4T. Controls and Procedures, Continued

(b) Changes in Internal Controls: In the quarter ended June 30, 2009, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Part II: Other Information

Item 1      Legal Proceedings
The Company is not engaged in any legal proceedings of a material nature at the present time.  From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in mortgage loans it has made.

Item 1A   Risk Factors
There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009 except that the following risk factors are added to those previously contained in the Form 10-K:

Our federal thrift charter may be eliminated under the Obama Administration’s Financial Regulatory Reform Plan.

The Obama administration has proposed the creation of a new federal government agency, the National Bank Supervisor (“NBS”) that would charter and supervise all federally chartered depository institutions, and all federal branches and agencies of foreign banks.  It is proposed that the NBS take over the responsibilities of the Office of the Comptroller of the Currency, which currently charters and supervises nationally chartered banks, and responsibility for the institutions currently supervised by the Office of Thrift Supervision, which supervises federally chartered thrift and thrift holding companies, such as Security Federal Corporation and Security Federal Bank.  In addition, under the administration’s proposal, the thrift charter, under which Security Federal Bank is organized, would be eliminated.  If the administration’s proposal is finalized, Security Federal Bank may be subject to a new charter mandated by the NBS.  It is uncertain as to how this new charter, or the supervision by the NBS, will affect our operations going forward.

Item 2     Unregistered sales of Equity Securities and Use Of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 – April 30, 2009	-	-	-	50,067
May 1 – May 31, 2009	-	-	-	50,067
June 1 – June 30, 2009	-	-	-	50,067
Total	-	-	-	50,067

In August 2008, the Company’s Board of Directors authorized a plan to continue repurchasing shares of the Company’s outstanding common stock. This plan authorized the repurchase of 125,000 shares or 5% of the Company’s outstanding common stock. As of June 30, 2009, 74,933 shares have been repurchased under this program. The Company did not repurchase any shares during the three months ended June 30, 2009. As a part of the Company’s participation in the Treasury’s Capital Purchase Program this share repurchase program was suspended indefinitely.

Item 3     Defaults Upon Senior Securities
None

Item 4     Submission Of Matters To A Vote Of Security Holders
None

Item 5     Other Information
None

Security Federal Corporation and Subsidiaries

Part II: Other Information, Continued

Item 6	Exhibits
	3.1	Articles Of Incorporation, as amended (1)
	3.2	Bylaws (2)
	4	Instruments defining the rights of security holders, including indentures (3)
	10.1	1993 Salary Continuation Agreements (4)
	10.2	Amendment One to 1993 Salary Continuation Agreement (5)
	10.3	Form of 2006 Salary Continuation Agreement(6)
	10.4	1999 Stock Option Plan (2)
10.5	1987 Stock Option Plan (4)
10.6	2002 Stock Option Plan (7)
10.7	2004 Employee Stock Purchase Plan (8)
10.8	Incentive Compensation Plan (4)
10.9	Form of Security Federal Bank Salary Continuation Agreement (9)
10.10	Form of Security Federal Split Dollar Agreement (9)
10.11	2008 Equity Incentive Plan (10)
14	Code of Ethics (11)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)	Filed on June 26, 1998, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(2)	Filed on March 2, 2000, as an exhibit to the Company’s Registration Statement on Form S-8 and incorporated herein by reference.
(3)	Filed on August 12, 1987, as an exhibit to the Company’s Registration Statement on Form 8-A and incorporated herein by reference.
(4)	Filed on June 28, 1993, as an exhibit to the Company’s Annual Report on Form 10-KSB and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.
(6)	Filed on May 24, 2006 as an exhibit to the Company’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
(7)	Filed on June 19, 2002, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(8)	Filed on June 18, 2004, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(9)	Filed on May 24, 2006 as an exhibit to the Current Report on Form 8-K and incorporated herein by reference.
(10)	Filed on June 20, 2008, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(11)	Filed on June 27, 2008 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated herein by reference.

Security Federal Corporation and Subsidiaries

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.

SECURITY FEDERAL CORPORATION

Date:	August 14, 2009	By:	/s/Timothy W. Simmons
Timothy W. Simmons
President
Duly Authorized Representative

Date:	August 14, 2009	By:	/s/Roy G. Lindburg
Roy G. Lindburg
CFO
Duly Authorized Representative

33