Form 10-K/A
period 2009-03-31
SECURITY FEDERAL CORP
filed 2009-08-26
CIK 818677

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           ________________________

                                  FORM 10-K/A

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

                                   Explanatory Note

     This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended March 31, 2009, initially filed with the Securities and Exchange Commission on June 29, 2009 ("Original Form 10-K"), and is being filed to correct the certification required by Exchange Act Rule 13a-14(a) ("Certificate"). The Certificate, which was filed as Exhibit 31.1 and Exhibit 31.2, omitted the reference to internal control over financial reporting. The Certification has been corrected in this Amendment. No other changes to the Original Form 10-K have been made.




                                 SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SECURITY FEDERAL CORPORATION


Date: August 26, 2009                  By:  /s/Roy G. Lindburg
                                           ----------------------------------
                                           Roy G. Lindburg
                                           Chief Financial Officer and
                                             Director
                                           (Principal Financial and Accounting
                                             Officer)