Form 10-Q
period 2009-09-30
SECURITY FEDERAL CORP
filed 2009-11-13
CIK 818677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-Q-(Mark one)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

YES   [X]               NO    [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes [  ] No [X ] (Not yet applicable to Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, smaller reporting company, or a non-accelerated filer.  See definition of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filed [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).

YES   [   ]               NO     [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	October 31, 2009	2,461,095

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

Part I.  Financial Information
Item 1.  Financial Statements
Security Federal Corporation and Subsidiaries
Consolidated Balance Sheets
	September 30, 2009	March 31, 2009
Assets:	(Unaudited)	(Audited)
Cash And Cash Equivalents	$7,838,722	$6,562,394
Investment And Mortgage-Backed Securities:
Available For Sale: (Amortized cost of $287,693,825 at September 30, 2009 and $276,687,428 at March 31, 2009)	295,376,106	282,832,735
Held To Maturity: (Fair value of $25,865,769 at September 30, 2009 and $32,492,407 at March 31, 2009)	24,682,628	31,265,866
Total Investment And Mortgage-Backed Securities	320,058,734	314,098,601
Loans Receivable, Net:
Held For Sale	5,834,107	5,711,807
Held For Investment: (Net of allowance of $12,723,921 at September 30, 2009 and $10,181,599 at March 31, 2009)	593,823,253	605,378,066
Total Loans Receivable, Net	599,657,360	611,089,873
Accrued Interest Receivable:
Loans	1,797,877	2,011,967
Mortgage-Backed Securities	1,023,231	1,138,911
Investments	595,483	363,707
Premises And Equipment, Net	21,301,694	21,675,434
Federal Home Loan Bank Stock, At Cost	12,624,400	12,662,700
Bank Owned Life Insurance	9,821,305	9,641,305
Repossessed Assets Acquired In Settlement Of Loans	2,647,280	1,985,172
Intangible Assets, Net	294,500	352,500
Goodwill	1,199,754	1,421,754
Other Assets	3,098,436	1,657,189
Total Assets	$981,958,776	$984,661,507

Liabilities And Shareholders’ Equity
Liabilities:
Deposit Accounts	$662,414,786	$661,713,575
Advances From Federal Home Loan Bank (“FHLB”)	199,410,529	218,998,434
Term Auction Facility Advances (“TAF”)	25,000,000	10,000,000
Other Borrowed Money	15,583,483	16,055,966
Advance Payments By Borrowers For Taxes And Insurance	581,909	421,461
Mandatorily Redeemable Financial Instrument	1,644,312	1,600,312
Junior Subordinated Debentures	5,155,000	5,155,000
Other Liabilities	3,975,195	3,624,461
Total Liabilities	913,765,214	917,569,209

Shareholders' Equity:
Serial Preferred Stock, $.01 Par Value; Authorized Shares – 200,000; Issued And Outstanding Shares,18,000 At September 30, 2009 And At March 31, 2009	17,656,421	17,620,065
Common Stock, $.01 Par Value; Authorized Shares – 5,000,000; Issued And Outstanding Shares -2,662,028 And 2,461,095 Respectively, At September 30, 2009; And 2,660,528 And 2,459,595, Respectively, At March 31, 2009	26,055	26,040
Warrants Issued In Conjunction With Serial Preferred Stock	400,000	400,000
Additional Paid-In Capital	5,335,582	5,299,235
Treasury Stock, (At Cost, 200,933 Shares, At September 30, 2009 And At March 31, 2009)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive Income	4,764,364	3,809,934
Retained Earnings, Substantially Restricted	44,341,852	44,267,736
Total Shareholders' Equity	68,193,562	67,092,298
Total Liabilities And Shareholders' Equity	$981,958,776	$984,661,507
See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
	Three Months Ended September 30,
	2009	2008
Interest Income:
Loans	$8,496,286	$8,941,511
Mortgage-Backed Securities	2,529,990	2,621,098
Investment Securities	745,910	777,828
Other	116	3,899
Total Interest Income	11,772,302	12,344,336

Interest Expense:
NOW And Money Market Accounts	638,562	966,696
Statement Savings Accounts	19,334	30,059
Certificate Accounts	2,806,781	3,569,709
Advances And Other Borrowed Money	1,642,721	2,240,394
Junior Subordinated Debentures	60,283	74,852
Total Interest Expense	5,167,681	6,881,710

Net Interest Income	6,604,621	5,462,626
Provision For Loan Losses	1,600,000	275,000
Net Interest Income After Provision For Loan Losses	5,004,621	5,187,626
Non-Interest Income:
Gain On Sale Of Investments	323,234	25,035
Gain On Sale Of Loans	162,858	109,035
Service Fees On Deposit Accounts	312,300	276,240
Income From Cash Value Of Life Insurance	90,000	92,746
Commissions From Insurance Agency	108,076	164,138
Other Agency Income	119,044	76,081
Trust Income	105,000	105,000
Other	200,635	212,328
Total Non-Interest Income	1,421,147	1,060,603

General And Administrative Expenses:
Salaries And Employee Benefits	2,876,830	2,831,272
Occupancy	499,819	493,366
Advertising	81,375	106,856
Depreciation And Maintenance Of Equipment	440,369	414,910
FDIC Insurance Premiums	351,000	191,535
Amortization of Intangibles	22,500	22,500
Mandatorily Redeemable Financial Instrument Valuation Expense	122,000	60,000
Loss On Sale Of Repossessed Assets Acquired In Settlement Of Loans	37,921	-
Other	980,265	954,950
Total General And Administrative Expenses	5,412,079	5,075,389

Income Before Income Taxes	1,013,689	1,172,840
Provision For Income Taxes	431,609	388,002
Net Income	582,080	784,838
Preferred Stock Dividends	225,000	-
Accretion Of Preferred Stock To Redemption Value	18,277	-
Net Income Available To Common Shareholders	$338,803	$784,838

Basic Net Income Per Common Share	$0.14	$0.31
Diluted Net Income Per Common Share	$0.13	$0.31
Cash Dividend Per Share On Common Stock	$0.08	$0.08
Basic Weighted Average Shares Outstanding	2,461,092	2,524,758
Diluted Weighted Average Shares Outstanding	2,521,157	2,539,756

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
	Six Months Ended September 30,
	2009	2008
Interest Income:
Loans	$17,196,423	$17,483,246
Mortgage-Backed Securities	5,377,260	5,016,481
Investment Securities	1,262,907	1,666,729
Other	330	9,077
Total Interest Income	23,836,920	24,175,533

Interest Expense:
NOW And Money Market Accounts	1,323,158	1,890,787
Statement Savings Accounts	39,452	63,562
Certificate Accounts	6,081,486	7,232,635
Advances And Other Borrowed Money	3,335,335	4,252,158
Junior Subordinated Debentures	124,043	148,971
Total Interest Expense	10,903,474	13,588,113

Net Interest Income	12,933,446	10,587,420
Provision For Loan Losses	3,000,000	500,000
Net Interest Income After Provision For Loan Losses	9,933,446	10,087,420
Non-Interest Income:
Gain On Sale Of Investments	374,125	126,440
Gain On Sale Of Loans	596,465	227,718
Service Fees On Deposit Accounts	588,682	557,393
Income From Cash Value Of Life Insurance	180,000	178,492
Commissions From Insurance Agency	247,330	333,130
Other Agency Income	241,511	123,018
Trust Income	210,000	210,000
Other	409,221	425,619
Total Non-Interest Income	2,847,334	2,181,810

General And Administrative Expenses:
Salaries And Employee Benefits	5,821,265	5,615,507
Occupancy	993,164	990,686
Advertising	215,929	247,677
Depreciation And Maintenance Of Equipment	882,396	841,834
FDIC Insurance Premiums	1,107,000	347,345
Amortization of Intangibles	45,000	45,000
Mandatorily Redeemable Financial Instrument Valuation Expense	44,000	60,000
Loss (Gain) On Sale Of Repossessed Assets Acquired In Settlement Of Loans	61,104	(13,694)
Other	2,002,135	1,763,024
Total General And Administrative Expenses	11,171,993	9,897,379

Income Before Income Taxes	1,608,787	2,371,851
Provision For Income Taxes	654,540	785,108
Net Income	954,247	1,586,743
Preferred Stock Dividends	450,000	-
Accretion Of Preferred Stock To Redemption Value	36,356	-
Net Income Available To Common Shareholders	$467,891	$1,586,743

Basic Net Income Per Common Share	$0.19	$0.63
Diluted Net Income Per Common Share	$0.19	$0.62
Cash Dividend Per Share On Common Stock	$0.16	$0.16
Basic Weighted Average Shares Outstanding	2,460,614	2,528,122
Diluted Weighted Average Shares Outstanding	2,511,872	2,539,135

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) (Unaudited)

	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance At March 31, 2008	$25,925	$5,072,086	$(2,769,446)	$2,395,537	$42,772,311	$47,496,413
Net Income	-	-	-	-	1,586,743	1,586,743
Other Comprehensive Income, Net Of Tax:
Unrealized Holding Losses On Securities Available For Sale, Net Of Taxes	-	-	-	(2,614,818)	-	(2,614,818)
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes	-	-	-	(78,393)	-	(78,393)
Comprehensive Loss	-	-	-	-	-	(1,106,468)
Purchase Of Treasury Stock At Cost, 13,050 shares	-	-	(277,326)	-	-	(277,326)
Employee Stock Purchase Plan Purchases	26	49,948	-	-	-	49,974
Exercise Of Stock Options	60	99,960	-	-	-	100,020
Stock Compensation Expense	-	16,129	-	-	-	16,129
Cash Dividends	-	-	-	-	(404,447)	(404,447)
Balance At September 30, 2008	$26,011	$5,238,123	$(3,046,772)	$(297,674)	$43,954,607	$45,874,295

	Preferred Stock	Warrants	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance At March 31, 2009	$17,620,065	$400,000	$26,040	$5,299,235	$(4,330,712)	$3,809,934	$44,267,736	$67,092,298
Net Income	-	-	-	-	-	-	954,247	954,247
Other Comprehensive Income, Net Of Tax:
Unrealized Holding Gains On Securities Available For Sale, Net Of Taxes	-	-	-	-	-	1,186,388	-	1,186,388
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes	-	-	-	-	-	(231,958)	-	(231,958)
Comprehensive Income	-	-	-	-	-	-	-	1,908,677
Accretion Of Preferred Stock To Redemption Value	36,356	-	-	-	-	-	(36,356)	-
Employee Stock Purchase Plan Purchases	-	-	15	19,785	-	-	-	19,800
Stock Compensation Expense	-	-	-	16,562	-	-	-	16,562
Cash Dividends On Preferred	-	-	-	-	-	-	(450,000)	(450,000)
Cash Dividends On Common	-	-	-	-	-	-	(393,775)	(393,775)
Balance At September 30, 2009	$17,656,421	$400,000	$26,055	$5,335,582	$(4,330,712)	$4,764,364	$44,341,852	$68,193,562

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities:
Net Income	$954,247	$1,586,743
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	763,450	742,265
Amortization Of Intangible Assets	45,000	45,000
Stock Option Compensation Expense	16,562	16,129
Discount Accretion And Premium Amortization	831,551	192,595
Provisions For Losses On Loans And Real Estate	3,000,000	500,000
Write Down Of Goodwill	222,000	-
Mandatorily Redeemable Financial Instrument Valuation Expense	44,000	60,000
Loss (Gain) On Sale Of Mortgage-Backed Securities Available For Sale	(107,373)	22,204
Gain On Sale Of Investment Securities Available For Sale	(266,752)	(148,644)
Gain On Sale Of Loans	(596,465)	(227,718)
(Gain) Loss On Sale Of Repossessed Assets Acquired In Settlement Of Loans	61,104	(13,694)
Amortization Of Deferred Fees On Loans	(70,139)	(49,285)
Proceeds From Sale Of Loans Held For Sale	40,682,117	17,669,670
Origination Of Loans For Sale	(40,207,952)	(16,714,920)
(Increase) Decrease In Accrued Interest Receivable:
Loans	214,090	122,504
Mortgage-Backed Securities	115,680	(71,713)
Investments	(231,776)	266,526
Increase In Advance Payments By Borrowers	160,448	178,466
Other, Net	(1,840,083)	(805,278)
Net Cash Provided By Operating Activities	3,789,709	3,325,850

Cash Flows From Investing Activities:
Principal Repayments On Mortgage-Backed Securities Held To Maturity	4,246,498	-
Principal Repayments On Mortgage-Backed Securities Available For Sale	33,791,297	23,333,383
Purchase Of Investment Securities Available For Sale	(33,813,777)	(8,184,620)
Purchase Of Mortgage-Backed Securities Available For Sale	(37,755,206)	(48,075,466)
Maturities Of Investment Securities Available For Sale	8,496,907	10,442,949
Maturities Of Investment Securities Held To Maturity	2,258,066	9,000,000
Proceeds From Sale Of Mortgage-Backed Securities Available For Sale	10,209,062	2,993,520
Proceeds From Sale Of Investment Securities Available For Sale	7,686,569	7,135,335
Purchase Of FHLB Stock	-	(5,800,200)
Redemption Of FHLB Stock	38,300	3,361,600
Decrease (Increase) In Loans To Customers	7,662,060	(62,580,669)
Proceeds From Sale Of Repossessed Assets	239,680	346,000
Purchase And Improvement Of Premises And Equipment	(389,685)	(1,286,870)
Purchase Of Bank Owned Life Insurance	-	(1,150,492)
Net Cash Provided (Used) By Investing Activities	2,669,771	(70,465,530)

(Continued)

Security Federal Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended September 30,
	2009	2008
Cash Flows From Financing Activities:
Increase In Deposit Accounts	701,211	14,313,384
Proceeds From FHLB Advances	157,120,000	173,800,000
Repayment Of FHLB Advances	(176,707,905)	(121,407,748)
Proceeds From TAF Advances	52,000,000	-
Repayment Of TAF Advances	(37,000,000)	-
Net Proceeds (Repayment) Of Other Borrowings	(472,483)	805,119
Dividends To Preferred Shareholders	(450,000)	-
Dividends To Common Shareholders	(393,775)	(404,447)
Purchase Of Treasury Stock	-	(277,326)
Proceeds From Employee Stock Purchases	19,800	49,974
Proceeds From Exercise of Stock Options	-	100,020
Net Cash Provided (Used) By Financing Activities	(5,183,152)	66,978,976

Net Increase (Decrease) In Cash And Cash Equivalents	1,276,328	(160,704)
Cash And Cash Equivalents At Beginning Of Period	6,562,394	10,539,054
Cash And Cash Equivalents At End Of Period	$7,838,722	$10,378,350

Supplemental Disclosure Of Cash Flows Information:
Cash Paid During The Period For Interest	$11,094,059	$13,886,219
Cash Paid During The Period For Income Taxes	$1,539,002	$1,232,822
Additions To Repossessed Acquired Through Foreclosure	$962,892	$222,450
Increase (Decrease) In Unrealized Gain On Securities Available For Sale, Net Of Taxes	$954,430	$(2,693,211)

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in Security Federal Corporation’s 2009 Annual Report to Shareholders, which was filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 2009, when reviewing interim financial statements.  The results of operations for the six-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year.  This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, the general business environment, interest rates, the South Carolina real estate market, the demand for loans, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other factors and risks detailed in the Company’s reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended March 31, 2009.  Management cautions readers of this Form 10-Q not to place undue reliance on the forward-looking statements contained herein.

2.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Security Federal Corporation (the “Company”) and its wholly owned subsidiary, Security Federal Bank (the “Bank”) and the Bank’s wholly owned subsidiaries, Security Federal Insurance, Inc. (“SFINS”) and Security Financial Services Corporation (“SFSC”).  The Bank is primarily engaged in the business of accepting savings and demand deposits and originating mortgage loans and other loans to individuals and small businesses for various personal and commercial purposes. SFINS was formed during fiscal 2002 and began operating during the December 2001 quarter.  SFINS is an insurance agency offering auto, business, health, and home insurance.  SFINS has a wholly owned subsidiary, Collier Jennings Financial Corporation which has as subsidiaries Collier Jennings Inc., The Auto Insurance Store Inc., and Security Federal Premium Pay Plans Inc (the “Collier-Jennings Companies”). SFSC is currently an inactive subsidiary.

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

3. Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of the financial statements.  The Company’s significant accounting policies are described in the footnotes to the audited consolidated financial statements at March 31, 2009 included in its 2009 Annual Report to Stockholders, which was filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 2009.  Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities.  The Company considers these accounting policies to be critical accounting policies.  The judgments and assumptions the Company uses are based on historical experience and other factors, which the Company believes to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations.

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

4.     Earnings Per  Common Share

The Company calculates earnings per common share (“EPS”) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" (FASB ASC 260).  SFAS No. 128 specifies the computation, presentation and disclosure requirements for EPS for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market.

This standard specifies computation and presentation requirements for both basic EPS and, for entities with complex capital structures, diluted EPS.  Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding.  Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  The dilutive effect of options and warrants outstanding is reflected in diluted earnings per share by application of the treasury stock method. The reverse treasury stock method is used to determine the dilutive effect of the mandatorily redeemable shares outstanding, which were issued by the Company in connection with the acquisition of the Collier-Jennings Companies.

Net income available to common shareholders represents consolidated net income adjusted for preferred dividends declared, accretion of discounts and amortization of premiums on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of period end. The following tables provide a reconciliation of net income to net income available to common shareholders for the periods presented:

For the Quarter Ended:	September 30,
	2009	2008

Earnings Available to Common Shareholders:
Net Income	$582,080	$784,838
Preferred Stock Dividends	225,000	-
Deemed Dividends On Preferred Stock From Net Accretion of Preferred Stock	18,277	-
Net Income Available To Common Shareholders	$338,803	$784,838

For the Six Months Ended:	September 30,
	2009	2008

Earnings Available to Common Shareholders:
Net Income	$954,247	$1,586,743
Preferred Stock Dividends	450,000	-
Deemed Dividends On Preferred Stock From Net Accretion of Preferred Stock	36,356	-
Net Income Available To Common Shareholders	$467,891	$1,586,743

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

4.   Earnings Per Common Share, Continued

The following table provides a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	For the Quarter Ended
	September 30, 2009
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$ 338,803	2,461,092	$0.14
Effect of Diluted Securities:
Mandatorily Redeemable Shares	-	60,065	(0.01)
Stock Options & Warrants	-	-	-
Diluted EPS	$ 338,803	2,521,157	$0.13

	For the Quarter Ended
	September 30, 2008
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$ 784,838	2,524,758	$0.31
Effect of Diluted Securities:
Mandatorily Redeemable Shares	-	14,998	-
Stock Options	-	-	-
Diluted EPS	$ 784,838	2,539,756	$0.31

	For the Six Months Ended
	September 30, 2009
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$ 467,891	2,460,614	$0.19
Effect of Diluted Securities:
Mandatorily Redeemable Shares	-	51,258	-
Stock Options & Warrants	-	-	-
Diluted EPS	$ 467,891	2,511,872	$0.19

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

4.   Earnings Per Common Share, Continued

	For the Six Months Ended
	September 30, 2008
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$ 1,586,743	2,528,122	$0.63
Effect of Diluted Securities:
Mandatorily Redeemable Shares	-	11,013	(0.01)
Stock Options	-	-	-
Diluted EPS	$ 1,586,743	2,539,135	$0.62

5.  Stock-Based Compensation

Certain officers of the Company participate in an incentive and non-qualified stock option plan. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. The following is a summary of the activity under the Company’s incentive stock option plan for the three months and six months ended September 30, 2009 and 2008:

	Three Months Ended September 30, 2009		Six Months Ended September 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, Beginning of Period/Year	100,500	$22.01	100,500	$22.01
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	(9,600)	16.67	(9,600)	16.67
Balance, September 30, 2009	90,900	$22.57	90,900	$22.57

Options Exercisable	50,400		50,400

Options Available For Grant	50,000		50,000

	Three Months Ended September 30, 2008		Six Months Ended September 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, Beginning of Period/Year	113,600	$21.58	111,100	$21.55
Options granted	2,000	22.91	4,500	22.91
Options exercised	(6,000)	16.67	(6,000)	16.67
Options forfeited	(9,100)	20.32	(9,100)	20.32
Balance, September 30, 2008	100,500	$22.01	100,500	$22.01

Options Exercisable	60,000		60,000
Options Available For Grant	50,000		50,000

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

5.    Stock-Based Compensation, Continued

The following table summarizes the stock option awards granted by the Company, the fair market value of each award granted as estimated on the date of grant using the Black-Scholes option-pricing model, and the weighted average assumptions used for such grants for the periods indicated:

	For Awards Granted During The Three Month Period Ended September 30,		For Awards Granted During The Six Month Period Ended September 30,
	2009	2008	2009	2008
Awards granted	-	2,000	-	4,500
Dividend Yield	-	1.79%	-	1.76-1.79%
Expected Volatility	-	17.62%	-	17.62 -18.10%
Risk-free interest rate	-	3.88%	-	3.69-3.88%
Expected life	-	9.00	-	9.00

At September 30, 2009, the Company had the following options outstanding:

Grant Date	Outstanding Options	Option Price	Expiration Date

09/01/03	2,400	$24.00	08/31/13

12/01/03	3,000	$23.65	11/30/13

01/01/04	5,500	$24.22	12/31/13

03/08/04	13,000	$21.43	03/08/14

06/07/04	2,000	$24.00	06/07/14

01/01/05	20,500	$20.55	12/31/14

01/01/06	4,000	$23.91	01/01/16

08/24/06	14,000	$23.03	08/24/16

05/24/07	2,000	$24.34	05/24/17

07/09/07	1,000	$24.61	07/09/17

10/01/07	2,000	$24.28	10/01/17

01/01/08	17,000	$23.49	01/01/18

05/19/08	2,500	$22.91	05/19/18

07/01/08	2,000	$22.91	07/01/18

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

 6.  Stock Warrants

In conjunction with its participation in the U.S. Treasury’s Capital Purchase Program, the Company sold warrants to the U.S. Treasury to purchase 137,966 shares of the Company’s common stock at $19.57 per share. For more information, see Note 7 Preferred Stock Issuance. These warrants are considered additional paid in capital and have a 10-year term. They were immediately exercisable upon issuance. The shares issuable upon exercise of the warrants are common stock equivalents and therefore increase the number of shares in the computation of diluted earnings per share in periods where the effect is dilutive.

At September 30, 2009, these warrants were anti-dilutive.  The following tables show a summary of the status of the Company’s stock warrants and changes during the periods presented.

	For the Quarter Ended September 30, 2009
	Shares	Weighted- Average Exercise Price
Balance, Beginning of the Period	137,966	$19.57
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance, End of Year	137,966	$19.57

	For the Six Months Ended September 30, 2009
	Shares	Weighted- Average Exercise Price
Balance, Beginning of the Period	137,966	$19.57
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance, End of Year	137,966	$19.57

There were no stock warrants outstanding at September 30, 2008.

7.    Preferred Stock Issuance

On December 19, 2008, as part of the Troubled Asset Relief Capital Purchase Program (“CPP”) of the United States Department of the Treasury (“Treasury”), the Company sold to Treasury 18,000 shares of Cumulative Perpetual Preferred Stock, Series A and a warrant to purchase 137,966 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $18.0 million in cash.  In accordance with Generally Accepted Accounting Principles, the value of the preferred stock was discounted upon issuance by the amount allocated to the warrants to reflect that the warrants were granted in exchange for the below market rate on the preferred stock. The allocation of the proceeds between the preferred stock and warrants was determined based on the relative individual fair value of the warrants as compared to the relative individual fair value of the preferred stock.

The fair value of the warrants was determined using a Black-Scholes model. Key assumptions were: stock price volatility of 21.70%, a dividend yield of 3.35%, and an expected life of eight years. The fair value of the preferred shares was determined based on a discounted cash flow model using an estimated life of five years and a discount rate of 12%. Based on the resulting fair values, the preferred stock represented 97.8% of the total fair value and the warrants represented 2.2% of the total fair value. As a result, $17.6 million was allocated to preferred stock and $400,000 was allocated to the warrants.

The resulting discount on the preferred shares will be accreted through retained earnings over the five year estimated life using the effective interest method, with a corresponding increase to the carrying value of the preferred stock. For the six months ended September 30, 2009, accretion of the preferred stock discount totaled $36,000 and was treated as a deemed, non-cash dividend to preferred stockholders in the computation of earnings per share.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

7.    Preferred Stock Issuance, Continued

The preferred stock requires cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Company, subject to the prior regulatory approval, may redeem the Series A preferred stock at any time at its option, in whole or in part, at a redemption price of 100% of the liquidation preference amount plus any accrued and unpaid dividends. The warrant has a 10-year term and is currently exercisable with an exercise price equal to $19.57 per share of common stock. This price was based on the trailing 20-day average common stock price as of the date of Treasury approval. The Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant that it holds.

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

8.    Carrying Amounts and Fair Value of Financial Instruments

Effective April 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (FASB ASC 820) (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value under generally accepted accounting principles. SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1
Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasuries and money market funds.

Level 2
Valuation is based upon quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage-backed securities, municipal bonds, corporate debt securities and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

Level 3
Valuation is generated from model-based techniques that use at least one significant assumption based on unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

8.    Carrying Amounts and Fair Value of Financial Instruments, Continued

The following is a description of the valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available for Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. At September 30, 2009, the Company’s investment portfolio was comprised of government and agency bonds, mortgage-backed securities issued by government agencies or government sponsored enterprises, five municipals and one equity investment. The portfolio did not contain any private label mortgage-backed securities. Fair value measurement is based upon prices obtained from third party pricing services who use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As such, these securities are classified as Level 2.

Mortgage Loans Held for Sale

The Company originates fixed rate residential loans on a servicing released basis in the secondary market. Loans closed but not yet settled with Freddie Mac or other investors, are carried in the Company’s loans held for sale portfolio.  These loans are fixed rate residential loans that have been originated in the Company’s name and have closed.  Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Company’s customers.  Therefore, these loans present very little market risk for the Company.  The Company, usually delivers to, and receives funding from, the investor within 30 days.  Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a “best efforts" basis. The Company is not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. Due to the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is the same as the value of the loan amount at its origination. These loans are classified as Level 2.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (FASB ASC 310-10-35) (“SFAS 114”).

In accordance with this standard, the fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sale, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and if it is over 24 months old will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. Specifically as an example, in situations where the collateral on a nonperforming commercial real estate loan is out of the Company’s primary market area, management would typically order an independent appraisal immediately, at the earlier of the date the loan becomes nonperforming or immediately following the determination that the loan is impaired. However, as a second example, on a nonperforming commercial real estate loan where management is familiar with the property and surrounding areas and where the original appraisal value far exceeds the recorded investment in the loan, management may perform an internal analysis whereby the previous appraisal value would be reviewed and adjusted for recent conditions including recent sales of similar properties in the area and any other relevant economic trends. These valuations are reviewed at a minimum on a quarterly basis.

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

8.    Carrying Amounts and Fair Value of Financial Instruments, Continued

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Goodwill and Other Intangible Assets

Goodwill and identified intangible assets are subject to impairment testing. The Company’s approach to testing for impairment is to compare the business unit’s carrying value to the implied fair value based on a multiple of revenue approach. Impairment testing is performed annually as of September 30th or when events or circumstances occur indicating that goodwill of the reporting unit might be impaired.  In the event the fair value is determined to be less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, goodwill and other intangible assets subjected to nonrecurring fair value adjustments are classified as Level 3.

Mandatorily Redeemable Financial Instrument

The fair value is determined, in accordance with the underlying agreement at the instrument’s redemption value, as the number of shares issuable pursuant to the agreement at a price per share determined as the greater of a) $26 per share or b) 1.5 times the book value per share of the Company. This instrument is classified as Level 2.

The table below presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets:	Level 1	Level 2	Level 3	Balance At September, 30 2009
Investment Securities Available-For-Sale-	-	$ 295,376,106	-	$ 295,376,106
Mortgage Loans Held For Sale	-	5,834,107	-	5,834,107
Total	-	$ 301,210,213	-	$ 301,210,213
Liabilities:
Mandatorily Redeemable Financial Instrument	-	$ 1,644,312	-	$ 1,644,312
Total	-	$ 1,644,312	-	$ 1,644,312

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets:	Level 1	Level 2	Level 3	Balance At September, 30 2009
Goodwill	-	$ -	$ 1,199,754	$ 1,199,754
Intangible Assets	-	-	294,500	294,500
Impaired Loans	-	31,084,911	6,199,389	37,284,300
Foreclosed Assets	-	2,647,280	-	2,647,280
Total	-	$ 33,732,191	$ 7,693,643	$ 41,425,834

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

8.    Carrying Amounts and Fair Value of Financial Instruments, Continued

For assets and liabilities that are not presented on the balance sheet at fair value, the following methods are used to determine fair value:

Cash and cash equivalents

The carrying amount of these financial instruments approximates fair value. All mature within 90 days and do not present unanticipated credit concerns.

Loans

The fair value of loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As discount rates are based on current loan rates as well as management estimates, the fair values presented may not be indicative of the value negotiated in an actual sale.

FHLB Stock

The fair value approximates the carrying value.

Deposits

The fair value of demand deposits, savings accounts, and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposits is estimated by discounting the future cash flows using rates currently offered for deposits of similar remaining maturities.

FHLB Advances

Fair value is estimated based on discounted cash flows using current market rates for borrowings with similar terms.

TAF Borrowings and Other Borrowed Money

The carrying value of these short term borrowings approximates fair value.

Junior Subordinated Debentures

The carrying value of junior subordinated debentures approximates fair value.

The following table is a summary of the carrying value and estimated fair value of the Company’s financial instruments as of the periods presented as defined by SFAS No. 107, Disclosures about Fair Value of Financial Instruments (FASB ASC 825-10-50):

	September 30, 2009		March 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial Assets:
Cash And Cash Equivalents	$7,839	$7,839	$6,562	$6,562
Investment And Mortgage-Back Securities	320,059	321,242	314,099	315,325
Loans Receivable, Net	599,657	598,824	611,090	623,362
FHLB Stock	12,624	12,624	12,663	12,663

Financial Liabilities:
Deposits:
Checking, Savings, And Money Market Accounts	$284,625	$284,625	$272,363	$272,363
Certificate Accounts	377,790	385,021	389,351	395,647
Advances From FHLB	199,411	208,950	218,998	225,852
Term Auction Facility Borrowings	25,000	25,000	10,000	10,000
Other Borrowed Money	15,583	15,583	16,056	16,056
Junior Subordinated Debentures	5,155	5,155	5,155	5,155
Mandatorily Redeemable Financial Instrument	1,644	1,644	1,600	1,600

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

8.    Carrying Amounts and Fair Value of Financial Instruments, Continued

At September 30, 2009, the Bank had $67.9 million of off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

Fair value estimates are made on a specific date, based on relevant market data and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale the Bank’s entire holdings of a particular financial instrument.  Because no active market exists for a significant portion of the Bank’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in any of these assumptions used in calculating fair value would also significantly affect the estimates. Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  For example, the Bank has significant assets and liabilities that are not considered financial assets or liabilities including deposit franchise values, loan servicing portfolios, deferred tax liabilities, and premises and equipment.

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

9.      Accounting and Reporting Changes

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 –Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.    ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.  Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

9.      Accounting and Reporting Changes, Continued

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009.  The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance.  Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard.  SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were available under FIN 46(R).  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  The Company does not expect the standard to have any impact on the Company’s financial position.

The FASB issued ASU 2009–05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” in August, 2009 to provide guidance when estimating the fair value of a liability.  When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach.  If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value.  The ASU was effective October 1, 2009 for the Company and will have no impact on financial position or operations.

ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September, 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date.   Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed.  The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted.  The Company does not have investments in such entities and, therefore, there will be no impact to our financial statements.

ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” was issued in October, 2009 and provides guidance on accounting for products or services (deliverables) separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable.  The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price.  The amendments in the Update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted.  The Company does not expect the update to have an impact on its financial statements.

Issued October, 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company is currently analyzing the effect, if any, the update will have on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

10.   Securities

Investment And Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

September 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$20,735,001	$320,520	$51,339	$21,004,182
Federal Farm Credit Securities	9,842,230	100,176	-	9,942,406
FNMA Bonds	3,998,500	8,130	870	4,005,760
Small Business Administration (“SBA”) Bonds	14,187,770	165,290	54,627	14,298,433
Taxable Municipal Bonds	5,241,407	92,930	-	5,334,337
Mortgage-Backed Securities	233,585,979	7,313,698	168,689	240,730,988
Equity Securities	102,938	-	42,938	60,000
Total	$287,693,825	$8,000,744	$318,463	$295,376,106

March 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value

FHLB Securities	$15,401,116	$428,886	$18,450	$15,811,552
Federal Farm Credit Securities	14,521,626	121,699	8,855	14,634,470
FNMA Bonds	2,000,000	7,810	-	2,007,810
SBA Bonds	3,319,651	65,119	18,201	3,366,569
Taxable Municipal Bond	1,019,781	26,818	-	1,046,599
Mortgage-Backed Securities	240,322,316	5,718,587	112,668	245,928,235
Equity Securities	102,938	-	65,438	37,500
	$276,687,428	$6,368,919	$223,612	$282,832,735

FHLB securities, Federal Farm Credit securities, FNMA bonds, and FNMA and FHLMC mortgage-backed securities are issued by government-sponsored enterprises (“GSEs”).  GSEs are not backed by the full faith and credit of the United States government.  SBA bonds are backed by the full faith and credit of the United States government. Included in the tables above in mortgage-backed securities are GNMA mortgage-backed securities, which are also backed by the full faith and credit of the United States government. At September 30, 2009 and March 31, 2009, the Company held an amortized cost and fair value of $121.1 million and $124.5 million and $107.3 million and $110.2 million, respectively in GNMA mortgage-backed securities included in mortgage-backed securities listed above. All mortgage-backed securities in the Company’s portfolio are either GSEs or GNMA mortgage-backed securities. The balance does not include any private label mortgage-backed securities.

The Bank received approximately $17.9 million and $10.1 million, respectively in proceeds from sales of available for sale securities during the six months ended September 30, 2009 and 2008 and recognized approximately $374,000 in gross gains in 2009 and $146,000 in gross gains and $20,000 in gross losses in 2008.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

10.    Securities, Continued

The amortized cost and fair value of investment and mortgage-backed securities available for sale at September 30, 2009 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Less Than One Year	$-	$-
One – Five Years	4,891,535	5,029,663
Over Five – Ten Years	23,321,223	23,445,679
After Ten Years	25,895,088	26,169,776
Mortgage-Backed Securities	233,585,979	240,730,988
	$287,693,825	$295,376,106

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual available for sale securities have been in a continuous unrealized loss position, at September 30, 2009.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$7,497,153	$51,339	$-	$-	$7,497,153	$51,339
Mortgage-Backed Securities	21,838,315	166,601	458,000	2,088	22,296,315	168,689
SBA Bonds	2,988,547	54,627	-	-	2,988,547	54,627
FNMA Bonds	998,130	870	-	-	998,130	870
Equity Securities	-	-	60,000	42,938	60,000	42,938
	$33,322,145	$273,437	$518,000	$45,026	$33,840,145	$318,463

Securities classified as available for sale are recorded at fair market value. Approximately 14.1% of the unrealized losses, or two individual securities, consisted of securities in a continuous loss position for 12 months or more.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.  The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment ("OTTI"). Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospectus of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value.

If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the entire difference between the investment's cost and its fair value at the balance sheet date of the reporting period for which the assessment is made or may recognize a portion in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment.

Investment and Mortgage-Backed Securities, Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

September 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$5,000,000	$326,250	$5,940	$5,320,310
Federal Farm Credit Securities	1,000,000	5,310	-	1,005,310
SBA Bonds	5,099,754	271,742	-	5,371,496
Mortgage-Backed Securities	13,427,874	585,779	-	14,013,653
Equity Securities	155,000	-	-	155,000
Total	$24,682,628	$1,189,081	$5,940	$25,865,769

March 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$7,000,000	$371,260	$8,750	$7,362,510
Federal Farm Credit Securities	1,000,000	19,060	-	1,019,060
SBA Bonds	5,355,028	336,242	-	5,691,270
Mortgage-Backed Securities	17,755,838	508,729	-	18,264,567
Equity Securities	155,000	-	-	155,000
Total	$31,265,866	$1,235,291	$8,750	$32,492,407

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

10.    Securities, Continued

FHLB securities, Federal Farm Credit securities, and FNMA and FHLMC mortgage-backed securities are issued by GSEs.  GSEs are not backed by the full faith and credit of the United States government.  SBA bonds are backed by the full faith and credit of the United States government. Included in the tables above in mortgage-backed securities are GNMA mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At September 30, 2009, the Company held an amortized cost and fair value of $7.8 million and $8.1 million, respectively in GNMA mortgage-backed securities included in mortgage-backed securities listed above. At March 31, 2009, the Company held an amortized cost and fair value of $10.8 million and $11.1 million, respectively in GNMA mortgage-backed securities included in mortgage-backed securities listed above. All mortgage-backed securities in the Company’s portfolio above are either GSEs or GNMA mortgage-backed securities. The balance does not include any private label mortgage-backed securities.

The amortized cost and fair value of investment and mortgage-backed securities held to maturity at September 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities resulting from call features on certain investments.

	Amortized Cost	Fair Value

Less Than One Year	$2,000,000	$2,045,310
One – Five Years	4,523,679	4,867,446
Over Five – Ten Years	-	-
More Than Ten Years	4,731,075	4,939,360
Mortgage-Backed Securities	13,427,874	14,013,653
	$24,682,628	$25,865,769

The Company only had one held to maturity security that was in an unrealized loss position at September 30, 2009. The fair value of this FHLB security was $994,060 and the unrealized loss was $5,940. The security had been in an unrealized loss position for less than 12 months. The Company did not have any held to maturity securities that had been in an unrealized loss position for over 12 months as of September 30, 2009. The Company’s held to maturity portfolio is recorded at amortized cost.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not, in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. There were no sales of securities held to maturity during the quarter or six month period ended September 30, 2009.

11.   Loans Receivable, Net

Loans receivable, net, at September 30, 2009 and March 31, 2009 consisted of the following:

	September 30, 2009	March 31, 2009
Residential Real Estate	$118,771,235	$126,980,894
Consumer	69,493,528	69,025,082
Commercial Business	21,434,612	21,032,000
Commercial Real Estate	401,249,166	404,403,186
Loans Held For Sale	5,834,107	5,711,807
	616,782,648	627,152,969

Less:
Allowance For Possible Loan Loss	12,723,921	10,181,599
Loans In Process	4,189,938	5,602,248
Deferred Loan Fees	211,429	279,249
	17,125,288	16,063,096
	$599,657,360	$611,089,873

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

12.    Senior Convertible Debentures Offering

Effective September 8, 2009, the Company began an offering to sell a maximum of $15.0 million, minimum of $5.0 million, in 8.0% convertible senior debentures to be due December 1, 2029. The debentures are convertible into the Company’s common stock at a conversion price of $20 per share at the option of the holder at any time prior to maturity. The debentures are redeemable at the option of the Company, in whole or in part, at any time on or after December 1, 2019 at the redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest, if any. The offering is scheduled to end on or before December 9, 2009.

13.    Subsequent Events

Management has evaluated events and transactions through November 13, 2009 for potential recognition or disclosure in the consolidated financial statements and has determined there are no subsequent events that require disclosure.

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement

Certain matters in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements relate to, among others, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company’s mission and vision.  These forward-looking statements are based upon current management expectations, and may, therefore, involve risks and uncertainties.  The Company’s actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide range of factors including, but not limited to, the general business environment, interest rates, the South Carolina real estate market, the demand for loans, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other factors and risks detailed in the Company’s reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended March 31, 2009.  Forward-looking statements are effective only as of the date that they are made and the Company assumes no obligation to update this information.

Comparison Of Financial Condition At September 30, 2009 and March 31, 2009

General – Total assets decreased $2.7 million or 0.3% to $982.0 million at September 30, 2009 from $984.7 million at March 31, 2009.  The primary reason for the decrease in total assets was an $11.4 million or 1.9% decrease in net loans receivable to $599.7 million. This decrease was offset partially by an increase in cash and cash equivalents, investment and mortgage- backed securities available for sale and other assets.

Assets – The increases and decreases in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	September 30, 2009	March 31, 2009	Amount	Percent
Cash And Cash Equivalents	$7,838,722	$6,562,394	$1,276,328	19.4%
Investment And Mortgage- Backed Securities – Available For Sale	295,376,106	282,832,735	12,543,371	4.4
Investment And Mortgage- Backed Securities – Held To Maturity	24,682,628	31,265,866	(6,583,238)	(21.1)
Loan Receivable, Net	599,657,360	611,089,873	(11,432,513)	(1.9)
Premises And Equipment, Net	21,301,694	21,675,434	(373,740)	(1.7)
Bank Owned Life Insurance	9,821,305	9,641,305	180,000	1.9
Repossessed Assets Acquired in Settlement of Loans	2,647,280	1,985,172	662,108	33.4
Goodwill	1,199,754	1,421,754	(222,000)	(15.6)
Other Assets	3,098,436	1,657,189	1,441,247	87.0

Cash and cash equivalents increased $1.3 million to $7.8 million at September 30, 2009 from $6.6 million at March 31, 2009.

Investments and mortgage-backed securities available for sale increased $12.5 million or 4.4% to $295.4 million at September 30, 2009 from $282.8 million at March 31, 2009. The increase in investments and mortgage-backed securities available for sale is attributable to additional purchases of mortgage-backed securities and investments and increases in the market values of these securities. This is offset partially by paydowns on mortgage-backed securities and sales, calls and maturities on mortgage-backed securities and investments. Investments and mortgage-backed securities held to maturity decreased $6.6 million to $24.7 million at September 30, 2009 compared to $31.3 million at March 31, 2009. This is a result of maturities and paydowns on investments.

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Loans receivable, net decreased $11.4 million or 1.9% to $599.7 million at September 30, 2009 from $611.1 million at March 31, 2009.  The decrease is a result of the slowing down of the national and local economy combined with increased underwriting standards. Residential real estate loans decreased $8.2 million to $118.8 million at September 30, 2009 from $127.0 million at March 31, 2009 primarily as a result of a slowdown in the local real estate market combined with generally lower market interest rates. In a low interest rate environment, borrowers tend to refinance their mortgages into lower fixed rate loans. We typically sell these types of loans to minimize interest rate risk. Consumer loans increased $468,000 to $69.5 million at September 30, 2009 from $69.0 million at March 31, 2009. Commercial business loans increased $403,000 to $21.4 million at September 30, 2009 from $21.0 million at March 31, 2009 while commercial real estate loans decreased $3.2 million to $401.2 million at September 30, 2009 from $404.4 million at March 31, 2009.  Loans held for sale increased $122,000 or 2.1% to $5.8 million at September 30, 2009 from $5.7 million at March 31, 2009.

Premises and equipment, net decreased $374,000 or 1.7% to $21.3 million at September 30, 2009 from $21.7 million at March 31, 2009.  The majority of the decrease related to depreciation consistent with the normal course of business. The Company did not undergo any significant asset purchases during the period. Bank Owned Life Insurance increased $180,000 or 1.9% to $9.8 million at September 30, 2009 from $9.6 million at March 31, 2009 as a result of an increase in the cash surrender value.

Repossessed Assets Acquired in Settlement of Loans increased $662,000 or 33.4% to $2.6 million at September 30, 2009 from $2.0 million at March 31, 2009.  The Company sold three real estate properties and repossessed nine additional properties during the period. At September 30, 2009, the balance of repossessed assets consisted of the following 20 real estate properties: two lots within one subdivision of Aiken, South Carolina and one lot within a subdivision of Lexington, South Carolina; approximately 17 acres of land and one commercial building in Aiken, South Carolina; a commercial building and three single-family residences in Augusta, Georgia; one single-family residence under construction in North Augusta, South Carolina; three manufactured homes in South Carolina; and seven single-family residences in South Carolina.

Goodwill decreased $222,000 to $1.2 million at September 30, 2009 from $1.4 million at March 31, 2009. The Company sold the South Augusta office of its insurance subsidiary as it was not within the Company’s branch footprint. The sale resulted in a reduction in the goodwill associated with the South Augusta portion of the original purchase of the insurance subsidiary in 2006.

Other assets increased $1.4 million or 87.0% to $3.1 million at September 30, 2009 from $1.7 million at March 31, 2009.

Liabilities
Deposit Accounts
					Balance
	September 30, 2009		March 31, 2009		Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Amount	Percent
Demand Accounts:
Checking	$104,279,635	0.20%	$104,662,377	0.21%	$(382,742)	(0.4)%
Money Market	163,050,247	1.42	150,513,010	1.88	12,537,237	8.3
Statement Savings Accounts	17,295,030	0.44	17,187,295	0.54	107,735	0.6
Total	284,624,912	0.91	272,362,682	1.15	12,262,230	4.5

Certificate Accounts
0.00 – 1.99%	96,202,260		21,143,194		75,059,066	355.0
2.00 – 2.99%	180,333,808		112,373,285		67,960,523	60.5
3.00 – 3.99%	55,598,660		76,088,180		(20,489,520)	(26.9)
4.00 – 4.99%	40,159,037		173,467,216		(133,308,179)	(76.8)
5.00 – 5.99%	5,496,109		6,279,018		(782,909)	(12.5)
Total	377,789,874	2.63	389,350,893	3.51	(11,561,019)	(3.0)
Total Deposits	$662,414,786	1.89%	$661,713,575	2.54%	$701,211	0.1%

Included in the certificates above were $20.0 million and $25.4 million in brokered deposits at September 30, 2009 and March 31, 2009, respectively with a weighted average interest rate of 2.05% and 2.04%, respectively.

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

 Advances From FHLB – FHLB advances are summarized by year of maturity and weighted average interest rate in the table below:

					Balance
	September 30, 2009		March 31, 2009		Increase (Decrease)
Fiscal Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2010	$61,500,000	0.41%	$91,080,000	0.94%	$(29,580,000)	(32.5%)
2011	15,000,000	4.87	15,000,000	4.87	-	-
2012	34,700,000	3.66	24,700,000	4.56	10,000,000	40.5
2013	10,000,000	4.76	10,000,000	4.76	-	-
2014	20,000,000	3.84	20,000,000	3.84	-	-
Thereafter	58,210,529	4.30	58,218,434	4.30	(7,905)	-
Total Advances	$199,410,529	3.01%	$218,998,434	2.95%	$(19,587,905)	(8.9)%

Advances from FHLB decreased $19.6 million to $199.4 million at September 30, 2009 from $219.0 million at March 31, 2009. The Company replaced maturing FHLB advances with lower cost TAF borrowings, which increased $15.0 million during the same period. In addition, the decrease in loans during the period allowed the Company to repay some of these advances.

Advances from FHLB are secured by a blanket collateral agreement with the FHLB by pledging the Bank’s portfolio of residential first mortgage loans and investment securities with approximate amortized cost and fair value of $135.5 million and $141.7 million, respectively, at September 30, 2009.  Advances are subject to prepayment penalties.

The following table shows callable FHLB advances as of the dates indicated.  These advances are also included in the above table.  All callable advances are callable at the option of the FHLB.  If an advance is called, the Bank has the option to payoff the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

As of September 30, 2009
Borrow Date	Maturity Date	Amount		Int. Rate	Type	Call Dates

06/24/05	06/24/15	5,000,000	3	3.710%	1 Time Call	06/24/10
11/10/05	11/10/15	5,000,000		4.400%	1 Time Call	11/10/09
11/23/05	11/23/15	5,000,000		3.933%	Multi-Call	05/25/08 and quarterly thereafter
12/14/05	12/14/11	5,000,000		4.640%	1 Time Call	12/14/09
01/12/06	01/12/16	5,000,000		4.450%	1 Time Call	01/12/11
03/01/06	03/03/14	5,000,000		4.720%	1 Time Call	03/03/10
06/02/06	06/02/16	5,000,000		5.160%	1 Time Call	06/02/11
07/11/06	07/11/16	5,000,000		4.800%	Multi-Call	07/11/08 and quarterly thereafter
11/29/06	11/29/16	5,000,000		4.025%	Multi-Call	05/29/08 and quarterly thereafter
01/19/07	07/21/14	5,000,000		4.885%	1 Time Call	07/21/11
03/09/07	03/09/12	4,700,000		4.286%	Multi-Call	06/09/08 and quarterly thereafter
05/24/07	05/24/17	7,900,000		4.375%	Multi-Call	05/27/08 and quarterly thereafter
07/25/07	07/25/17	5,000,000		4.396%	Multi-Call	07/25/08 and quarterly thereafter
11/16/07	11/16/11	5,000,000		3.745%	Multi-Call	11/17/08 and quarterly thereafter
08/28/08	08/28/13	5,000,000		3.113%	Multi-Call	08/30/10 and quarterly thereafter
08/28/08	08/28/18	5,000,000		3.385%	1 Time Call	08/29/11

Other Borrowings- The Bank had $15.6 million and $16.1 million in other borrowings (non-FHLB advances) at September 30, 2009 and March 31, 2009, respectively.  These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts and the current balance on a revolving line of credit with another financial institution.  At September 30, 2009 and March 31, 2009, short-term repurchase agreements were $10.8 million and $11.3 million, respectively. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At September 30, 2009 and March 31, 2009, the interest rate paid on the repurchase agreements was 0.85% and 1.24%, respectively.  The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $21.3 million and $21.9 million at September 30, 2009 and $25.5 million and $26.0 million at March 31, 2009, respectively.

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

At September 30, 2009 and March 31, 2009, the balance on the revolving line of credit was $4.8 million.  The unsecured line of credit has an interest rate equal to one month LIBOR plus 2.0% and matures on December 1, 2009.

Term Auction Facility Borrowings- During the year ended March 31, 2009, the Company began participating in the Federal Reserve’s Term Auction Facility program, an auction program designed to provide liquidity for qualifying depository institutions. Under the program, institutions place a bid for an advance from their local Federal Reserve Bank at an interest rate that is determined as the result of the auction. Borrowings under the program typically have a maturity of 84-days or less. At September 30, 2009, the Company had $25.0 million outstanding in advances obtained through the TAF program, an increase of $15.0 million from $10.0 million at March 31, 2009. The interest rate on these advances was 0.25% at September 30, 2009 and March 31, 2009.  The balance at September 30, 2009 matures within three months. The Company had pledged as collateral for these borrowings investment and mortgage-backed securities with amortized costs and fair values of $43.1 million and $44.0 million, respectively, at September 30, 2009 and $17.8 million and $17.9 million, respectively, at March 31, 2009.

Mandatorily Redeemable Financial Instrument – On June 30, 2006, the Company recorded a $1.4 million mandatorily redeemable financial instrument as a result of the acquisition of the Collier-Jennings Companies.  The shareholder of the Collier-Jennings Companies received cash and was issued stock in the Company to settle the acquisition.  The Company will release the shares to the shareholder of the Collier-Jennings Companies over a three-year period.  The stock is mandatorily redeemable at the option of the shareholder of the Collier-Jennings Companies in cumulative increments of 20% per year for a five-year period at the greater of $26 per share or one and one-half times the book value of the Company’s stock. At September 30, 2009, the shareholder had not elected to have any of the shares redeemed.

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

The Capital Securities accrue and pay distributions quarterly at a rate per annum equal to a blended rate of 4.44% at September 30, 2009.  One-half of the Capital Securities issued in the transaction has a fixed rate of 6.88% and the remaining half has a floating rate of three-month LIBOR plus 170 basis points, which was 2.00% at September 30, 2009. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears.

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

Equity – Shareholders’ equity increased $1.1 million or 1.6% to $68.2 million at September 30, 2009 from $67.1 million at March 31, 2009. Accumulated other comprehensive income, net of tax increased $954,000 to $4.8 million at September 30, 2009.  The Company’s net income available for common shareholders was $468,000 for the six month period ended September 30, 2009, after preferred stock dividends of $450,000 and accretion of preferred stock of $36,000.  The Board of Directors of the Company declared the 74th and 75th consecutive quarterly common stock dividends, which were $0.08 per share, in May 2009 and August 2009, and totaled $394,000.  Book value per common share was $20.37 at September 30, 2009 and $19.95 at March 31, 2009.

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Non-performing Assets- The following table sets forth detailed information concerning our non-performing assets for the periods indicated:

	At September 30, 2009		At March 31, 2009		$ Increase	% Increase
	Amount	Percent (1)	Amount	Percent (1)	(Decrease)	(Decrease)
Loans 90 days or more past due or non-accrual loans:
Residential real estate	$5,763,789	1.0%	$1,112,023	0.2%	$4,651,766	418.3%
Commercial business	2,643,048	0.4	2,808,080	0.5	(165,032)	(5.9)
Commercial real estate	27,636,558	4.6	8,044,372	1.3	19,592,186	243.6
Consumer	885,638	0.1	955,683	0.1	(70,045)	(7.3)
Total non-performing loans	36,929,033	6.1	12,920,158	2.1	24,008,875	185.8

Other non-performing assets
Repossessed assets	68,032	0.0	61,126	0.0	6,906	11.3
Real estate owned	2,579,248	0.4	1,924,046	0.3	655,202	34.1
Total other non-performing assets	2,647,280	0.4	1,985,172	0.3	662,108	33.4

Total non-performing assets	$39,576,313	6.5%	$14,905,330	2.4%	$24,670,983	165.5%

Total non-performing assets as a percentage of total assets	4.0%		1.5%

(1) Percent of gross loans receivable, net of deferred fees and loans in process and loans held for sale

The Company’s non-performing assets increased $24.7 million to $39.6 million at September 30, 2009 from $14.9 million at March 31, 2009. The increase was primarily concentrated in non-performing commercial real estate loans which increased $19.6 million to $27.6 million at September 30, 2009 from $8.0 million at March 31, 2009. The balance in non-performing commercial real estate loans consisted of 37 loans with an average loan balance of $747,000. However, 70% of the total balance was comprised of seven loans to seven different borrowers.

The majority of the increase in the commercial real estate category was concentrated in acquisition and development loans, land loans, and residential construction loans, which totaled $16.2 million and represented 58.6% of the total commercial real estate non-performing loans at September 30, 2009. The Company placed approximately $5.6 million in acquisition and development loans on non accrual during the period comprised of two loans for the development of two residential subdivisions in the Midlands area of South Carolina. In addition, the Company placed three land loans totaling approximately $5.1 million and four single family construction loans to two builders totaling $2.2 million on non-accrual during the period.

The Company also experienced an increase in non-performing one- to four- family real estate loans which increased $4.7 million to $5.8 million at September 30, 2009 from $1.1 million at March 31, 2009. At September 30, 2009, this balance was comprised of 25 loans with an average balance of $231,000.  The increase in non-performing one- to four- family real estate loans is a result of the general deteriorating conditions in the local economy including rising unemployment rates and declining housing prices.

The cumulative interest not accrued during the six months ended September 30, 2009 relating to all non-performing loans totaled $504,000. We intend to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Net Income - Net income available to common shareholders decreased $446,000 or 56.8% to $339,000 for the three months ended September 30, 2009 compared to $785,000 for the three months ended September 30, 2008. The decrease in net income is primarily the result of the Company’s decision to increase the allowance for loan losses as a result of current economic conditions and increases in its nonperforming loans coupled with an increase in general and administrative expenses attributable primarily to increased FDIC insurance premiums paid.  These factors were offset slightly by an increase in the Company’s net interest margin and an increase in non-interest income.

Net Interest Income - Net interest income increased $1.1 million or 20.9% to $6.6 million during the three months ended September 30, 2009, compared to $5.5 million for the same period in 2008, as a result of a decrease in interest expense offset in part by a decrease in interest income.  The Company’s net interest margin increased 29 basis points to 2.89% for the quarter ended September 30, 2009 from 2.60% for the same quarter in 2008. Average interest-earning assets increased $72.0 million to $913.5 million at September 30, 2009 while average interest-bearing liabilities increased $52.9 million to $853.4 million at September 30, 2009.  The interest rate spread increased 30 basis points to 2.73% during the three months ended September 30, 2009 compared to 2.43% for the same period in 2008.

Interest Income - Total interest income decreased $572,000 or 4.6% to $11.8 million during the three months ended September 30, 2009 from $12.3 million for the same period in 2008.  Total interest income on loans decreased $445,000 or 5.0% to $8.5 million during the three months ended September 30, 2009 as compared to the same period one year prior as a result of the yield in the loan portfolio decreasing 80 basis points. This was offset by a $46.8 million increase in the average loan portfolio balance during the same period. Interest income from mortgage-backed securities decreased $91,000 or 3.5% to $2.5 million for the quarter ended September 30, 2009 from $2.6 million for the same quarter in 2009. This was the result of a decrease in the portfolio yield of 59 basis points offset partially by an increase in the average balance of $21.2 million. Interest income from investment securities decreased $32,000 or 4.1% as a result of a 45 basis point decrease in the yield offset by an increase in the average balance of the investment securities portfolio of $4.3 million.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009		2008
	Average Balance	Yield	Average Balance	Yield	Decrease In Interest And Dividend Income From 2008
Loans Receivable, Net	$603,256,400	5.63%	$556,454,581	6.43%	$(445,225)
Mortgage-Backed Securities	236,591,334	4.28	215,390,697	4.87	(91,108)
Investment Securities	72,513,078	4.11	68,201,340	4.56	(31,918)
Overnight Time	1,148,770	0.04	1,443,202	1.08	(3,783)
Total Interest-Earning Assets	$913,509,582	5.15%	$841,489,820	5.87%	$(572,034)

Interest Expense - Total interest expense decreased $1.7 million or 24.9% to $5.2 million during the three months ended September 30, 2009 compared to $6.9 million for the same period one-year earlier.  The decrease in total interest expense is attributable to decreases in interest rates paid offset slightly by an increase in the average balances of interest-bearing liabilities.  Interest expense on deposits decreased $1.1 million or 24.1% during the period. The decrease was attributable to a 108 basis point decrease in the cost of deposits offset by an increase in average interest-bearing deposits of $69.7 million when compared to the average balance in the three months ended September 30, 2008.  The decrease in the cost of deposits primarily resulted from maturing certificate accounts repricing at lower interest rates. Interest expense on advances and other borrowings decreased $598,000 or 26.7% as the cost of debt outstanding decreased 79 basis points during the 2009 quarter ended September 30, 2009 compared to the same quarter in 2008.  Average total borrowings outstanding decreased $16.8 million during the same period. The Company replaced maturing FHLB advances with lower cost TAF advances. Interest expense on junior subordinated debentures was $60,000 for the three months ended September 30, 2009 compared to $75,000 for the same period one year ago.  The average balance of junior subordinated debentures remained the same during both periods.

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009		2008
	Average Balance	Yield	Average Balance	Yield	Decrease In Interest Expense From 2008
Now And Money Market Accounts	$223,306,302	1.14%	$199,983,451	1.93%	$(328,134)
Statement Savings Accounts	17,364,194	0.45	16,248,617	0.74	(10,725)
Certificates Accounts	381,334,642	2.94	336,056,478	4.25	(762,928)
FHLB Advances, TAF Advances And Other Borrowed Money	226,204,895	2.90	242,974,148	3.69	(597,673)
Junior Subordinated Debentures	5,155,000	4.68	5,155,000	5.81	(14,569)
Total Interest-Bearing Liabilities	$853,365,033	2.42%	$800,417,694	3.44%	$(1,714,029)

Provision for Loan Losses - The amount of the provision is determined by management’s on-going monthly analysis of the loan portfolio and the adequacy of the allowance for loan losses. The Company has policies and procedures in place for evaluating and monitoring the overall credit quality of the loan portfolio and for timely identification of potential problem loans including internal and external loan reviews. The adequacy of the allowance for loan losses is reviewed monthly by the Asset Classification Committee and quarterly by the Board of Directors.

Management’s monthly review of the adequacy of the allowance includes three main components. The first component is an analysis of loss potential in various homogenous segments of the portfolio based on historical trends and the risk inherent in each category. Previously, management applied a five year historical loss ratio to each loan category to estimate the inherent loss in these pooled loans. However as a result of the decline in economic conditions and the unprecedented increases in delinquencies and charge offs experienced by the industry in recent periods, the Company no longer considers five year historical losses relevant indicators of future losses. Management began applying 18 month historical loss ratios to each loan category at the end of the previous fiscal year to more accurately predict losses in the near future.

The second component of management’s monthly analysis is the specific review and evaluation of significant problem credits identified through the Company’s internal monitoring system. These loans are evaluated for impairment and recorded in accordance with SFAS 114. For each loan deemed impaired as permitted under SFAS 114, management calculates a specific reserve for the amount in which the recorded investment in the loan exceeds the fair value. This estimate is based on a thorough analysis of the most probable source of repayment, which is typically liquidation of the collateral.

The third component is an analysis of changes in qualitative factors that may affect the portfolio, including but not limited to: relevant economic trends that could impact borrowers’ ability to repay, industry trends, changes in the volume and composition of the portfolio, credit concentrations, or lending policies and the experience and ability of the staff and Board of Directors. Management also reviews and incorporates certain ratios such as percentage of classified loans, average historical loan losses by loan category, delinquency percentages, and the assignment of percentage targets of reserves in each loan category when evaluating the allowance.

Once the analysis is completed, the three components are combined and compared to the allowance amount. Based on this, charges are made to the provision as needed.

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Bank’s provision for loan losses was $1.6 million and $275,000 during the three months ended September 30, 2009 and 2008, respectively. The increase reflects the Company’s concern for deteriorating economic conditions in the local economy coupled with an increase in non-performing assets within its loan portfolio. The following table details selected activity associated with the allowance for loan losses for the three months ended September 30, 2009 and 2008:

	September 30, 2009	September 30, 2008
Beginning Balance	$11,420,326	$8,246,496
Provision	1,600,000	275,000
Charge-offs	(308,395)	(261,404)
Recoveries	11,990	3,243
Ending Balance	$12,723,921	$8,263,335

Allowance For Loan Losses As A Percentage Of Gross Loans Receivable, Held For Investment At The End Of The Period	2.10%	1.41%
Allowance For Loan Losses As A Percentage Of Impaired Loans At The End Of The Period	34.13%	84.41%
Impaired Loans	$37,284,300	$9,790,084
Non-accrual Loans And 90 Days Or More Past Due Loans As A Percentage Of Loans Receivable, Held For Investment At The End Of The Period	6.09%	1.55%
Gross Loans Receivable, Held For Investment	$606,547,174	$585,826,823
Total Loans Receivable, Net	$599,657,360	$579,132,177

Non-performing assets, which consisted of 100 non-accrual loans and 20 repossessed properties, increased $24.7 million to $39.6 million at September 30, 2009 from $14.9 million at March 31, 2009. Despite this increase, the Bank maintained relatively low and stable trends related to net charge-offs. Annualized net charge-offs as a percent of gross loans were 0.20% for the three months ended September 30, 2009 compared to 0.12% for the year ended March 31, 2009 and 0.18% for the three months ended September 30, 2008. Management of the Bank continues to be concerned about current market conditions and closely monitors the loan portfolio on an ongoing basis to proactively identify any potential issues. The Company established specific reserves totaling $4.1 million at September 30, 2009 related to $11.5 million of the impaired loans. These reserves will be subsequently charged off when the properties are taken into other repossessed assets or as circumstances warrant. The Company had no specific reserves for the remaining $25.7 million in impaired loans.

Non-accrual loans and loans 90 days or more past due increased $24.0 million to $36.9 million at September 30, 2009 when compared to $12.9 million at March 31, 2009. At September 30, 2009, the Company did not have any loans that were 90 days or more past due and still accruing interest.

Non-Interest Income - Non-interest income increased $361,000 or 34.0% to $1.4 million for the three months ended September 30, 2009 from $1.1 million for the same period one year ago primarily as a result of an increase in gain on sale of investments and loans.  The following table provides a detailed analysis of the changes in the components of non-interest income:

	Three Months Ended September 30,		Increase (Decrease)
	2009	2008	Amounts	Percent
Gain On Sale Of Investments	$323,234	$25,035	$298,199	1,191.1%
Gain On Sale Of Loans	162,858	109,035	53,823	49.4
Service Fees On Deposit Accounts	312,300	276,240	36,060	13.1
Income From Cash Value Of Life Insurance	90,000	92,746	(2,746)	(3.0)
Commissions From Insurance Agency	108,076	164,138	(56,062)	(34.2)
Other Agency Income	119,044	76,081	42,963	56.5
Trust Income	105,000	105,000	-	-
Other	200,635	212,328	(11,693)	(5.5)
Total Non-Interest Income	$1,421,147	$1,060,603	$360,544	34.0%

Gain on sale of investments was $323,000 during the quarter ended September 30, 2009 compared to $25,000 in the same period one year earlier. The gain resulted from the sale of 19 investments during the period. Based on an analysis of the portfolio, the Company was able to maximize return by selling securities with short average lives as a result of call features or securities with adjustable rates scheduled to reprice down in the near future. The Company sold four securities during the same quarter of the previous year.

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Gain on sale of loans increased $54,000 to $163,000 during the three months ended September 30, 2009 when compared to the same period one year ago as a result of an increase in the volume of fixed rate residential mortgage loans originated and sold. The increase in volume is primarily attributable to an increase in refinancing activity as a result of the current low interest rate environment. Service fees on deposit accounts increased $36,000 to $312,000 for the quarter ended September 30, 2009 compared to the same quarter in 2008. Income from cash value of life insurance was $90,000 for the three months ended September 30, 2009 compared to $93,000 during the same period one year ago.

Commissions from insurance and other agency income decreased $13,000 to $227,000 during the three months ended September 30, 2009 when compared to the same period one year ago. The Company sold the South Augusta office of its insurance subsidiary, Security Federal Insurance during the first quarter of the year. This resulted in the loss of premium income associated with this location. Trust income was $105,000 during the three months ended September 30, 2009 and 2008. Other miscellaneous income including credit life insurance commissions, safe deposit rental income, annuity and stock brokerage commissions, trust fees, and other miscellaneous fees, decreased $12,000 to $201,000 during the three months ended September 30, 2009 compared to the same period one year ago.

General and Administrative Expenses – General and administrative expenses increased $337,000 or 6.6% to $5.4 million for the three months ended September 30, 2009 from $5.1 million for the same period one year ago.  The largest increase was in FDIC insurance premiums paid which increased $159,000 to $351,000 for the quarter ended September 30, 2009 when compared to the same quarter in the previous year. The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

	Three Months Ended September 30,		Increase (Decrease)
	2009	2008	Amounts	Percent
Salaries And Employee Benefits	$2,876,830	$2,831,272	$45,558	1.6%
Occupancy	499,819	493,366	6,453	1.3
Advertising	81,375	106,856	(25,481)	(23.8)
Depreciation And Maintenance Of Equipment	440,369	414,910	25,459	6.1
FDIC Insurance Premiums	351,000	191,535	159,465	83.3
Amortization of Intangibles	22,500	22,500	-	-
Mandatorily Redeemable Financial Instrument Valuation Expense	122,000	60,000	62,000	103.3
Loss On Sale Of Repossessed Assets Acquired In Settlement Of Loans	37,921	-	37,921	100.0
Other	980,265	954,950	25,315	2.7
Total General And Administrative Expenses	$5,412,079	$5,075,389	$336,690	6.6%

Salary and employee benefits increased $46,000 to $2.9 million for the three months ended September 30, 2009 from $2.8 million for the same period one year ago. This increase was primarily the result of standard annual cost of living increases combined with an increase in the number of employees employed by the Company. At September 30, 2009, the Company had 233 full time equivalent employees compared to 230 full time equivalents at September 30, 2008.

Occupancy increased 1.3% to $500,000 for the three months ended September 30, 2009 from $493,000 for the same period one year ago. Depreciation and maintenance expense increased $25,000 or 6.1% to $440,000 for the three months ended September 30, 2009 from $415,000 for the same period one year ago. Advertising expense decreased $25,000 to $81,000 for the three months ended September 30, 2009 from $107,000 for the same period one year ago. FDIC insurance premiums increased $159,000 or 83.3% to $351,000 for the three month period ended September 30, 2009 when compared to the same period a year ago.

Mandatorily redeemable financial instrument valuation expense was $122,000 for the three months ended September 30, 2009 compared to $60,000 for the same period one year earlier. Based on its terms, the mandatorily redeemable financial instrument is redeemable at the greater of $26 per share or one and a half times the book value of the Company. The Company recorded a valuation expense to properly reflect the fair value of the instrument at September 30, 2009 based on the book value.

Other general and administrative expenses increased $25,000 or 2.7% to $980,000 for the three months ended September 30, 2009 when compared to the same period one year ago.

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Provision For Income Taxes – Provision for income taxes increased $44,000 or 11.2% to $432,000 for the three months ended September 30, 2009 from $388,000 for the same period one year ago.  Income before income taxes was $1.0 million for the three months ended September 30, 2009 compared to $1.2 million for the three months ended September 30, 2008.  The Company’s combined federal and state effective income tax rate for the current quarter was 42.6% compared to 33.1% for the same quarter one year ago. Expense associated with valuation of the mandatorily redeemable financial instrument is not tax deductible.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Net Income - Net income available to common shareholders decreased $1.1 million or 70.5% to $468,000 for the six months ended September 30, 2009 compared to $1.6 million for the six months ended September 30, 2008.  The decrease in net income was primarily the result of the Company’s decision to increase the allowance for loan losses in conjunction with the effects of two non-operating items incurred during the period: an increase in FDIC insurance premiums accrued as a result of a one-time special assessment charged to all deposit institutions and a loss on the sale of the South Augusta office of Security Federal Insurance, a location that was not within the Company’s branch footprint.  These factors were offset slightly by an increase in the Company’s net interest margin and an increase in non-interest income.

Net Interest Income - Despite the negative impact of rising credit costs, the Company’s core performance improved during the six months ended September 30, 2009. The net interest margin increased 22 basis points to 2.80% for the six months ended September 30, 2009 compared to 2.58% for the comparable period in the previous year.

Net interest income increased $2.3 million or 22.2% to $12.9 million during the six months ended September 30, 2009, compared to $10.6 million during the same period in 2008. The increase is a result of a decrease in interest expense offset in part by a decrease in interest income.  Average interest-earning assets increased $104.5 million to $924.2 million while average interest-bearing liabilities increased $85.7 million to $863.7 million.  The interest rate spread was 2.64% and 2.41% during the six months ended September 30, 2009 and 2008, respectively.

Interest Income - Total interest income decreased $339,000 or 1.4% to $23.8 million during the six months ended September 30, 2009 from $24.2 million for the same period in 2008.  Total interest income on loans decreased $287,000 or 1.6% to $17.2 million during the six months ended September 30, 2009 as a result of the yield in the loan portfolio decreasing 79 basis points as a result of lower market interest rates generally,offset in part by the average loan portfolio balance increasing $66.3 million.  Interest income from mortgage-backed securities increased $361,000 or 7.2% to $5.4 million as a result of an increase in the average balance of the portfolio of $37.9 million offset by a 45 basis point decrease in the yield in the mortgage-backed portfolio.   Interest income from investment securities decreased $404,000 or 24.2% to $1.3 million as a result of a 121 basis point decrease in the yield.  The average balance of the investment securities portfolio increased $616,000.  Interest income on overnight time decreased $9,000 as a result of a decrease in the yield and average balance of overnight time.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the six months ended September 30, 2009 and 2008:

	Six Months Ended September 30,
	2009		2008
	Average Balance	Yield	Average Balance	Yield	Increase (Decrease) In Interest And Dividend Income From 2008
Loans Receivable, Net	$608,173,060	5.66%	$541,857,885	6.45%	$(286,823)
Mortgage-Backed Securities	245,642,366	4.38	207,702,241	4.83	360,779
Investments	69,495,259	3.63	68,879,433	4.84	(403,822)
Overnight Time	879,746	0.08	1,216,422	1.49	(8,747)
Total Interest-Earning Assets	$924,190,431	5.16%	$819,655,981	5.90%	$(338,613)

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Interest Expense - Total interest expense decreased $2.7 million or 19.8% to $10.9 million during the six months ended September 30, 2009 compared to $13.6 million for the same period one year earlier.  The decrease in total interest expense is attributable to the decreases in interest rates paid, reflecting a lower market interest rate environment, despite an increase in the amount of interest-bearing deposits, and borrowings.  Interest expense on deposits decreased $1.7 million or 19.0% during the period as average interest bearing deposits grew $73.7 million compared to the average balance in the six months ended September 30, 2008, and the cost of deposits decreased 96 basis points. The decrease in the cost of deposits was primarily a result of maturing certificates that repriced at lower rates during the period. Interest expense on advances and other borrowings decreased $917,000 or 21.6% as the cost of debt outstanding decreased 97 basis points during the six months ended September 30, 2009 compared to the same period in 2008 while average borrowings outstanding increased approximately $12.1 million.  Interest expense on junior subordinated debentures was $124,000 for the six months ended September 30, 2009 compared to $149,000 for the same period one year ago.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the six months ended September 30, 2009 and 2008:

	Six Months Ended September 30,
	2009		2008
	Average Balance	Yield	Average Balance	Yield	Decrease In Interest Expense From 2008
Now And Money Market Accounts	$219,896,374	1.20%	$203,195,729	1.86%	$(567,629)
Statement Savings Accounts	17,342,955	0.45	16,331,323	0.78	(24,110)
Certificates Accounts	385,256,776	3.16	329,316,486	4.39	(1,151,149)
FHLB Advances, TAF Advances And Other Borrowed Money	236,022,927	2.83	223,931,674	3.80	(916,823)
Junior Subordinated Debentures	5,155,000	4.81	5,155,000	5.78	(24,928)
Total Interest-Bearing Liabilities	$863,674,032	2.52%	$777,930,212	3.49%	$(2,684,639)

Provision for Loan Losses - Additions to the allowance for loan losses were $3.0 million for the six months ended September 30, 2009 compared to $500,000 for the same period in the prior year. This increase reflects the Company’s concern for deteriorating economic conditions in the local economy coupled with an increase in non-performing assets within its loan portfolio. The following table details selected activity associated with the allowance for loan losses for the six months ended September 30, 2009 and 2008:

	September 30, 2009	September 30, 2008
Beginning Balance	$10,181,599	$8,066,762
Provision	3,000,000	500,000
Charge-offs	(480,174)	(311,590)
Recoveries	22,496	8,163
Ending Balance	$12,723,921	$8,263,335

Annualized net charge-offs as a percent of gross loans were 0.15% for the six months ended September 30, 2009 compared to 0.12% for the year ended March 31, 2009 and 0.10% for the six months ended September 30, 2008. Management of the Bank continues to be concerned about current market conditions and closely monitors the loan portfolio on an ongoing basis to proactively identify any potential issues. The average balance in impaired loans was $33.1 million for the six months ended September 30, 2009 compared to $5.9 million for the same period in the prior year.

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Non-Interest Income - Non-interest income increased $666,000 or 30.5% to $2.8 million for the six months ended September 30, 2009 from $2.2 million for the same period one year ago.  The following table provides a detailed analysis of the changes in the components of non-interest income:

	Six Months Ended September 30,		Increase (Decrease)
	2009	2008	Amounts	Percent
Gain On Sale Of Investments	$374,125	$126,440	$247,685	195.9%
Gain On Sale Of Loans	596,465	227,718	368,747	161.9
Service Fees On Deposit Accounts	588,682	557,393	31,289	5.6
Income From Cash Value Of Life Insurance	180,000	178,492	1,508	0.8
Commissions From Insurance Agency	247,330	333,130	(85,800)	(25.8)
Other Agency Income	241,511	123,018	118,493	96.3
Trust Income	210,000	210,000	-	-
Other	409,221	425,619	(16,398)	(3.9)
Total Non-Interest Income	$2,847,334	$2,181,810	$665,524	30.5%

Gain on sale of investments was $374,000 for the six months ended September 30, 2009 compared to $126,000 in the comparable period in the prior year as a result of the sale of 24 securities. Based on an analysis of the portfolio, the Company was able to maximize return by selling securities with short average lives as a result of call features or securities with an adjustable rate scheduled to reprice down in the near future. The Company sold 11 securities in the same period in the prior year. Gain on sale of loans increased $369,000 to $596,000 during the six months ended September 30, 2009 when compared to the same period one year ago. This increase is attributable to the increase in the origination and sale of fixed rate residential mortgage loans that is the result of the continued low interest rate environment. Service fees on deposit accounts increased $31,000 to $589,000 for the six months ended September 30, 2009, compared to the same period in 2008. Commissions from insurance agency and other agency income increased $33,000 during the six months ended September 30, 2009 when compared to the same period one year ago. This increase is a result of the growth and expansion of the Bank’s insurance subsidiary specifically the premium finance business.  Trust income remained constant at $210,000 during the six months ended September 30, 2009 and 2008.

Other miscellaneous income including credit life insurance commissions, safe deposit rental income, annuity and stock brokerage commissions, trust fees, and other miscellaneous fees, decreased $16,000 to $409,000 during the six months ended September 30, 2009 compared to the same period one year ago.

General and Administrative Expenses – General and administrative expenses increased $1.3 million or 12.9% to $11.2 million for the six months ended September 30, 2009 from $9.9 million for the same period one year ago.  The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

	Six Months Ended September 30,		Increase (Decrease)
	2009	2008	Amounts	Percent
Salaries And Employee Benefits	$5,821,265	$5,615,507	$205,758	3.7%
Occupancy	993,164	990,686	2,478	0.3
Advertising	215,929	247,677	(31,748)	(12.8)
Depreciation And Maintenance Of Equipment	882,396	841,834	40,562	4.8
FDIC Insurance Premiums	1,107,000	347,345	759,655	218.7
Amortization of Intangibles	45,000	45,000	-	-
Mandatorily Redeemable Financial Instrument Valuation Expense	44,000	60,000	(16,000)	(26.7)
Loss (Gain)On Sale Of Repossessed Assets Acquired In Settlement Of Loans	61,104	(13,694)	74,798	546.2
Other	2,002,135	1,763,024	239,111	13.6
Total General And Administrative Expenses	$11,171,993	$9,897,379	$1,274,614	12.9%

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Salary and employee benefits increased $206,000 to $5.8 million for the six months ended September 30, 2009 from $5.6 million for the same period one year ago.  Occupancy increased $2,000 or 0.3% to $993,000 for the six month period ended September 30, 2009 when compared to the same period one year ago. This increase was primarily the result of standard annual cost of living increases combined with an increase in the number of employees employed by the Company. At September 30, 2009, the Company had 233 full time equivalent employees compared to 230 full time equivalents at September 30, 2008.

Depreciation and maintenance expense increased $41,000 or 4.8% to $882,000 for the six months ended September 30, 2009 from $842,000 for the same period one year ago. Advertising expense decreased $32,000 to $216,000 for the six months ended September 30, 2009 from $248,000 for the same period one year ago.  The decrease can be attributed to the Company’s effort to reduce expenses during the period.

FDIC insurance premiums increased $760,000 or 218.7% to $1.1 million for the six month period ended September 30, 2009 when compared to the same period a year ago. The Company recorded $425,000 in additional FDIC insurance premiums as a result of a one-time special assessment mandated by the FDIC to help replenish the government’s deposit insurance fund. This amount was in addition to the regular quarterly assessment amount. The special assessment applied to all federally insured depository institutions and is calculated based on 5% of an assessment base determined relative to asset size.

Mandatorily redeemable financial instrument valuation expense was $44,000 for the six months ended September 30, 2009 compared to $60,000 for the same period one year earlier. Based on its terms, the mandatorily redeemable financial instrument is redeemable at the greater of $26 per share or one and a half times the book value of the Company. The Company recorded a valuation expense to properly reflect the fair value of the instrument at September 30, 2009 based on the book value.

Provision For Income Taxes – Provision for income taxes decreased $131,000 or 16.6% to $655,000 for the six months ended September 30, 2009 from $785,000 for the same period one year ago.  Income before income taxes was $1.6 million for the six months ended September 30, 2009 compared to $2.4 million for the six months ended September 30, 2008.  The Company’s combined federal and state effective income tax rate for the six month ended September 30, 2009 was 40.7% compared to 33.1% for the same period one

Liquidity Commitments, Capital Resources, and Impact of Inflation and Changing Prices

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

During the six months ended September 30, 2009, loan repayments exceeded loan disbursements resulting in an $11.4 million or 1.9% decrease in total net loans receivable.  During the six months ended September 30, 2009, deposits increased $701,000, TAF advances increased $15.0 million, and FHLB advances decreased $19.6 million. The Bank had $85.8 million in additional borrowing capacity at the FHLB at the end of the period.  At September 30, 2009, the Bank had $325.7 million of certificates of deposit maturing within one year.  Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed.

The Bank is subject to various regulatory capital requirements that are administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material adverse effect on the Company.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators with regard to components, risk weightings, and other factors.

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

As of September 30, 2009 and March 31, 2009, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank had to maintain total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage ratios at 10%, 6%, and 5%, respectively.  There are no conditions or events that management believes have changed the Bank’s classification.

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
The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2009:

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total

Unused lines of credit	$3,225	$818	$29,298	$33,341	$33,744	$67,085

Standby letters of credit	278	262	165	705	107	812

Total	$3,503	$1,080	$29,463	$34,046	$33,851	$67,897

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that at September 30, 2009 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

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

(b) Changes in Internal Controls: In the quarter ended September 30, 2009, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Part II: Other Information

Item 1     Legal Proceedings
The Company is not engaged in any legal proceedings of a material nature at the present time.  From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in mortgage loans it has made.

Security Federal Corporation and Subsidiaries

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

Increases in deposit insurance premiums and special FDIC assessments will hurt our earnings.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (seven cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions as a result of recent bank and savings association failures. The emergency assessment amounts to five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base.

In addition, the FDIC may impose additional emergency special assessments, of up to five basis points per quarter on each institution’s assets minus Tier 1 capital if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the Deposit Insurance Fund reserve ratio as a result of institution failures. The latest date possible for imposing any such additional special assessment is December 31, 2009, with collection on March 30, 2010. Any additional emergency special assessment imposed by the FDIC will hurt our earnings.  Additionally, as a potential alternative to special assessments, in September 2009, the FDIC proposed a rule that would require financial institutions to prepay its estimated quarterly risk-based assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  This proposal would not immediately impact our earnings as the payment would be expensed over time.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations, including changes that may restrict our ability to foreclose on single-family home loans and offer overdraft protection.

We are subject to extensive examination, supervision and comprehensive regulation by the OTS and the FDIC. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds, and the banking system as a whole, and not holders of our common stock. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

Security Federal Corporation and Subsidiaries

Item 1A     Risk Factors, Continued

New legislation proposed by Congress may give bankruptcy courts the power to reduce the increasing number of home foreclosures by giving bankruptcy judges the authority to restructure mortgages and reduce a borrower’s payments. Property owners would be allowed to keep their property while working out their debts.  Other similar bills placing additional temporary moratoriums on foreclosure sales or otherwise modifying foreclosure procedures to the benefit of borrowers and the detriment of lenders may be enacted by either Congress or the State of Missouri in the future. These laws may further restrict our collection efforts on one-to-four single-family loans. Additional legislation proposed or under consideration in Congress would give current debit and credit card holders the chance to opt out of an overdraft protection program and limit overdraft fees which could result in additional operational costs and a reduction in our non-interest income.

Liquidity risk could impair the Company’s ability to fund operations and jeopardize its financial condition, growth and prospects.

Liquidity is essential to the Company’s business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on the Company’s liquidity. The Company relies on customer deposits and advances from the FHLB of Atlanta (“FHLB”), and other borrowings to fund its operations. Although the Company has historically been able to replace maturing deposits and advances if desired, it may not be able to replace such funds in the future if, among other things, the Company’s financial condition, the financial condition of the FHLB or market conditions change. The Company’s access to funding sources in amounts adequate to finance its activities or the terms of which are acceptable could be impaired by factors that affect the Company specifically or the financial services industry or economy in general - such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. Factors that could detrimentally impact the Company’s access to liquidity sources include a decrease in the level of the Company’s business activity as a result of a downturn in the South Carolina or Georgia markets where its loans are concentrated or adverse regulatory action against it.

The Company’s financial flexibility will be severely constrained if it was unable to maintain its access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Although the Company considers its sources of funds adequate for its liquidity needs, the Company may seek additional debt in the future to achieve its long-term business objectives. Additional borrowings, if sought, may not be available to the Company or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, the Company’s financial condition, results of operations, growth and future prospects could be materially adversely affected.  Finally, if the Company is required to rely more heavily on more expensive funding sources to support future growth, its revenues may not increase proportionately to cover its costs.

Item 2     Unregistered sales of Equity Securities and Use Of Proceeds

None

Item 3     Defaults Upon Senior Securities
None

Item 4T   Submission Of Matters To A Vote Of Security Holders

The election of directors was presented for vote to the shareholders at the Annual Meeting held July 16, 2009.  Votes for Timothy W. Simmons were as follows: 1,846,225 votes for, 51,400 withheld.  Votes for T. Clifton Weeks were as follows: 1,852,025 votes for, 45,400 votes withheld.  Votes for Roy G. Lindburg were as follows:  1,832,925 votes for, 64,700 votes withheld.  Directors continuing in office are Thomas L. Moore, Gasper L. Toole, III, Robert E. Alexander, William Clyburn, J. Chris Verenes and Frank M. Thomas.

The results of the voting for the approval of the compensation of the company’s named executive officers were as follows:  1,843,752 votes for, 42,973 votes against and 10,900 votes abstained.

Item 5      Other Information
None

Security Federal Corporation and Subsidiaries

Item 6     Exhibits
3.1	Articles Of Incorporation, as amended (1)
3.2	Articles of Amendment, Including Certificate of Designation relating to the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A(2)
3.3	Bylaws (3)
4.1	Instruments defining the rights of security holders, including indentures (4)
4.2	Warrant to purchase shares of the Company’s common stock dated December 19, 2008(2)
4.3	Letter Agreement (including Securities Purchase Agreement Standard Terms) dated December 19, 2008 between the Company and the United States Department of the Treasury (2)
10.1	1993 Salary Continuation Agreements (5)
10.2	Amendment One to 1993 Salary Continuation Agreement (6)
10.3	Form of 2006 Salary Continuation Agreement(7)
10.4	1999 Stock Option Plan (3)
10.5	1987 Stock Option Plan (5)
10.6	2002 Stock Option Plan (8)
10.7	2006 Stock Option Plan (9)
10.8	2004 Employee Stock Purchase Plan (11)
10.9	Incentive Compensation Plan (5)
10.10	Form of Security Federal Bank Salary Continuation Agreement (12)
10.11	Form of Security Federal Split Dollar Agreement (12)
10.12	2008 Equity Incentive Plan (10)
10.12	Form of Compensation Modification Agreement (2)
14	Code of Ethics (13)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)	Filed on June 26, 1998, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K on December 23, 2008.
(3)	Filed on March 2, 2000, as an exhibit to the Company’s Registration Statement on Form S-8 and incorporated herein by reference.
(4)	Filed on August 12, 1987, as an exhibit to the Company’s Registration Statement on Form 8-A and incorporated herein by reference.
(5)	Filed on June 28, 1993, as an exhibit to the Company’s Annual Report on Form 10-KSB and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.
(7)	Filed on May 24, 2006 as an exhibit to the Company’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
(8)	Filed on June 19, 2002, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(9)	Filed on August 22, 2006, as an exhibit to the Company’s Registration Statement on Form S-8 (Registration Statement No. 333-136813) and incorporated herein by reference.
(10)	Filed on June 20, 2008, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(11)	Filed on June 18, 2004, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference
(12)	Filed on May 24, 2006 as an exhibit to the Current Report on Form 8-K and incorporated herein by reference.
(13)	Filed on June 27, 2008 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated herein by reference.

Security Federal Corporation and Subsidiaries

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.

SECURITY FEDERAL CORPORATION

Date:	November 13, 2009	By:	/s/ Timothy W. Simmons
Timothy W. Simmons
President
Duly Authorized Representative

Date:	November13, 2009	By:	/s/ Roy G. Lindburg
Roy G. Lindburg
CFO
Duly Authorized Representative

41