Form 10-Q
period 2009-12-31
SECURITY FEDERAL CORP
filed 2010-02-12
CIK 818677

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549
FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes [  ] No (Not yet applicable to Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a “smaller reporting company.”  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filed [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	January 31, 2010	2,461,095

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

Part I.  Financial Information
Item 1.  Financial Statements
Security Federal Corporation and Subsidiaries
Consolidated Balance Sheets
	December 31, 2009	March 31, 2009
Assets:	(Unaudited)	(Audited)
Cash And Cash Equivalents	$9,999,440	$6,562,394
Investment And Mortgage-Backed Securities:
Available For Sale: (Amortized cost of $291,527,310 at December 31, 2009 and $276,687,428 at March 31, 2009)	298,559,096	282,832,735
Held To Maturity: (Fair value of $22,074,370 at December 31, 2009 and $32,492,407 at March 31, 2009)	20,925,353	31,265,866
Total Investment And Mortgage-Backed Securities	319,484,449	314,098,601
Loans Receivable, Net:
Held For Sale	5,157,852	5,711,807
Held For Investment: (Net of allowance of $13,964,779 at December 31, 2009 and $10,181,599 at March 31, 2009)	584,447,112	605,378,066
Total Loans Receivable, Net	589,604,964	611,089,873
Accrued Interest Receivable:
Loans	1,994,077	2,011,967
Mortgage-Backed Securities	1,002,808	1,138,911
Investments	828,445	363,707
Premises And Equipment, Net	20,997,475	21,675,434
Federal Home Loan Bank Stock, At Cost	12,624,400	12,662,700
Bank Owned Life Insurance	9,911,305	9,641,305
Repossessed Assets Acquired In Settlement Of Loans	3,582,754	1,985,172
Intangible Assets, Net	272,000	352,500
Goodwill	1,199,754	1,421,754
Other Assets	7,993,708	1,657,189
Total Assets	$979,495,579	$984,661,507

Liabilities And Shareholders’ Equity
Liabilities:
Deposit Accounts	$672,763,982	$661,713,575
Advances From Federal Home Loan Bank (“FHLB”)	171,331,548	218,998,434
Term Auction Facility Advances (“TAF”)	40,000,000	10,000,000
Other Borrowed Money	10,394,146	16,055,966
Advance Payments By Borrowers For Taxes And Insurance	193,872	421,461
Mandatorily Redeemable Financial Instrument	1,709,312	1,600,312
Senior Convertible Debentures	6,084,000	-
Junior Subordinated Debentures	5,155,000	5,155,000
Other Liabilities	3,925,204	3,624,461
Total Liabilities	911,557,064	917,569,209

Shareholders' Equity:
Serial Preferred Stock, $.01 Par Value; Authorized Shares – 200,000; Issued And Outstanding Shares,18,000 At December 31, 2009 And March 31, 2009	17,674,000	17,620,065
Common Stock, $.01 Par Value; Authorized Shares – 5,000,000; Issued And Outstanding Shares -2,662,028 And 2,461,095 Respectively, At December 31, 2009; And 2,660,528 And 2,459,595, Respectively, At March 31, 2009	26,055	26,040
Warrants Issued In Conjunction With Serial Preferred Stock	400,000	400,000
Additional Paid-In Capital	5,343,863	5,299,235
Treasury Stock, (At Cost, 200,933 Shares, At December 31, 2009 And At March 31, 2009)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive Income	4,360,831	3,809,934
Retained Earnings, Substantially Restricted	44,464,478	44,267,736
Total Shareholders' Equity	67,938,515	67,092,298
Total Liabilities And Shareholders' Equity	$979,495,579	$984,661,507
See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
	Three Months Ended December 31,
	2009	2008
Interest Income:
Loans	$8,899,817	$8,999,835
Mortgage-Backed Securities	2,789,088	2,558,840
Investment Securities	555,733	694,633
Other	46	729
Total Interest Income	12,244,684	12,254,037

Interest Expense:
NOW And Money Market Accounts	637,225	1,115,271
Statement Savings Accounts	19,202	27,033
Certificate Accounts	2,342,602	3,520,046
Advances And Other Borrowed Money	1,634,734	2,025,915
Convertible Senior Debentures	40,560	-
Junior Subordinated Debentures	58,431	74,140
Total Interest Expense	4,732,754	6,762,405

Net Interest Income	7,511,930	5,491,632
Provision For Loan Losses	2,475,000	525,000
Net Interest Income After Provision For Loan Losses	5,036,930	4,966,632
Non-Interest Income:
Gain On Sale Of Investments	300,976	-
Gain On Sale Of Loans	215,080	107,726
Service Fees On Deposit Accounts	347,164	293,327
Income From Cash Value Of Life Insurance	90,000	90,000
Commissions From Insurance Agency	94,544	141,771
Other Agency Income	108,302	85,633
Trust Income	105,000	105,000
Other	236,120	196,893
Total Non-Interest Income	1,497,186	1,020,350

General And Administrative Expenses:
Salaries And Employee Benefits	3,007,360	2,949,973
Occupancy	497,423	500,193
Advertising	102,946	155,088
Depreciation And Maintenance Of Equipment	433,734	380,470
FDIC Insurance Premiums	366,000	201,882
Amortization of Intangibles	22,500	22,500
Mandatorily Redeemable Financial Instrument Valuation Expense	65,000	45,000
Loss On Sale Of Repossessed Assets Acquired In Settlement Of Loans	3,742	11,600
Other	1,078,312	977,797
Total General And Administrative Expenses	5,577,017	5,244,503

Income Before Income Taxes	957,099	742,479
Provision For Income Taxes	395,008	252,855
Net Income	562,091	489,624
Preferred Stock Dividends	225,000	27,500
Accretion Of Preferred Stock To Redemption Value	17,579	-
Net Income Available To Common Shareholders	$319,512	$462,124

Basic Net Income Per Common Share	$0.13	$0.19
Diluted Net Income Per Common Share	$0.13	$0.18
Cash Dividend Per Share On Common Stock	$0.08	$0.08
Basic Weighted Average Shares Outstanding	2,461,095	2,490,630
Diluted Weighted Average Shares Outstanding	2,543,389	2,511,910

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
	Nine Months Ended December 31,
	2009	2008
Interest Income:
Loans	$26,096,241	$26,483,081
Mortgage-Backed Securities	8,166,348	7,575,321
Investment Securities	1,818,640	2,361,362
Other	376	9,806
Total Interest Income	36,081,605	36,429,570

Interest Expense:
NOW And Money Market Accounts	1,960,383	3,006,058
Statement Savings Accounts	58,654	90,595
Certificate Accounts	8,424,088	10,752,681
Advances And Other Borrowed Money	4,970,069	6,278,073
Convertible Senior Debentures	40,560	-
Junior Subordinated Debentures	182,474	223,112
Total Interest Expense	15,636,228	20,350,519

Net Interest Income	20,445,377	16,079,051
Provision For Loan Losses	5,475,000	1,025,000
Net Interest Income After Provision For Loan Losses	14,970,377	15,054,051
Non-Interest Income:
Gain On Sale Of Investments	675,101	126,440
Gain On Sale Of Loans	811,545	335,444
Service Fees On Deposit Accounts	935,846	850,720
Income From Cash Value Of Life Insurance	270,000	268,492
Commissions From Insurance Agency	341,874	474,901
Other Agency Income	349,813	208,651
Trust Income	315,000	315,000
Other	645,340	622,512
Total Non-Interest Income	4,344,519	3,202,160

General And Administrative Expenses:
Salaries And Employee Benefits	8,828,625	8,565,480
Occupancy	1,490,587	1,490,879
Advertising	318,875	402,765
Depreciation And Maintenance Of Equipment	1,316,130	1,222,304
FDIC Insurance Premiums	1,473,000	549,227
Amortization of Intangibles	67,500	67,500
Mandatorily Redeemable Financial Instrument Valuation Expense	109,000	105,000
Loss On Sale Of Repossessed Assets Acquired In Settlement Of Loans	64,846	18,890
Other	3,080,447	2,719,836
Total General And Administrative Expenses	16,749,010	15,141,881

Income Before Income Taxes	2,565,886	3,114,330
Provision For Income Taxes	1,049,548	1,037,963
Net Income	1,516,338	2,076,367
Preferred Stock Dividends	675,000	27,500
Accretion Of Preferred Stock To Redemption Value	53,935	-
Net Income Available To Common Shareholders	$787,403	$2,048,867

Basic Net Income Per Common Share	$0.32	$0.81
Diluted Net Income Per Common Share	$0.31	$0.81
Cash Dividend Per Share On Common Stock	$0.24	$0.24
Basic Weighted Average Shares Outstanding	2,460,777	2,515,579
Diluted Weighted Average Shares Outstanding	2,521,964	2,529,702

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Unaudited)

	Preferred Stock	Warrants	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance At March 31, 2008	$-	$-	$25,925	$5,072,086	$(2,769,446)	$2,395,537	$42,772,311	$47,496,413
Net Income	-	-	-	-	-	-	2,076,367	2,076,367
Other Comprehensive Income, Net Of Tax:
Unrealized Holding Losses On Securities Available For Sale, Net Of Taxes	-	-	-	-	-	(283,156)	-	(283,156)
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes	-	-	-	-	-	(78,393)	-	(78,393)
Comprehensive Income	-	-	-	-	-	-	-	1,714,818
Purchase Of Treasury Stock At Cost, 84,098 shares	-	-	-	-	(1,561,266)	-	-	(1,561,266)
Issuance Of Preferred Stock And Related Warrants	17,600,000	400,000	-	-	-	-	-	18,000,000
Employee Stock Purchase Plan Purchases	-	-	40	75,110	-	-	-	75,150
Exercise Of Stock Options	-	-	60	99,960	-	-	-	100,020
Stock Compensation Expense	-	-	-	24,410	-	-	-	24,410
Cash Dividends- Common	-	-	-	-	-	-	(601,115)	(601,115)
Balance At December 31, 2008	$17,600,000	$400,000	$26,025	$5,271,566	$(4,330,712)	$2,033,988	$44,247,563	$65,248,430

	Preferred Stock	Warrants	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance At March 31, 2009	$17,620,065	$400,000	$26,040	$5,299,235	$(4,330,712)	$3,809,934	$44,267,736	$67,092,298
Net Income	-	-	-	-	-	-	1,516,338	1,516,338
Other Comprehensive Income, Net Of Tax:
Unrealized Holding Gains On Securities Available For Sale, Net Of Taxes	-	-	-	-	-	969,460	-	969,460
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes	-	-	-	-	-	(418,563)	-	(418,563)
Comprehensive Income	-	-	-	-	-	-	-	2,067,235
Accretion Of Preferred Stock To Redemption Value	53,935	-	-	-	-	-	(53,935)	-
Employee Stock Purchase Plan Purchases	-	-	15	19,785	-	-	-	19,800
Stock Compensation Expense	-	-	-	24,843	-	-	-	24,843
Cash Dividends On Preferred	-	-	-	-	-	-	(675,000)	(675,000)
Cash Dividends On Common	-	-	-	-	-	-	(590,661)	(590,661)
Balance At December 31, 2009	$17,674,000	$400,000	$26,055	$5,343,863	$(4,330,712)	$4,360,831	$44,464,478	$67,938,515

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended December 31,
	2009	2008
Cash Flows From Operating Activities:
Net Income	$1,516,338	$2,076,367
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	1,164,294	1,116,801
Amortization Of Intangible Assets	67,500	67,500
Stock Option Compensation Expense	24,843	24,410
Discount Accretion And Premium Amortization	1,326,548	273,331
Provisions For Losses On Loans And Real Estate	5,475,000	1,025,000
Write Down Of Goodwill	222,000	-
Mandatorily Redeemable Financial Instrument Valuation Expense	109,000	105,000
Gain On Sale Of Mortgage-Backed Securities Available For Sale	(273,330)	-
Gain On Sale Of Investment Securities Available For Sale	(401,771)	(126,440)
Gain On Sale Of Loans	(811,545)	(335,444)
Loss On Sale Of Repossessed Assets Acquired In Settlement Of Loans	64,846	18,890
(Gain) Loss On Disposition Of Premises And Equipment	(25)	61
Amortization Of Deferred Fees On Loans	(96,392)	(81,819)
Proceeds From Sale Of Loans Held For Sale	54,823,727	26,912,369
Origination Of Loans For Sale	(53,458,227)	(27,191,255)
(Increase) Decrease In Accrued Interest Receivable:
Loans	17,890	49,774
Mortgage-Backed Securities	136,103	(119,822)
Investments	(464,738)	179,462
Decrease In Advance Payments By Borrowers	(227,589)	(302,943)
Other, Net	(6,628,358)	(253,198)
Net Cash Provided By Operating Activities	2,586,114	3,438,044

Cash Flows From Investing Activities:
Principal Repayments On Mortgage-Backed Securities Held To Maturity	5,981,325	126,754
Principal Repayments On Mortgage-Backed Securities Available For Sale	49,180,520	32,064,937
Purchase Of Investment Securities Available For Sale	(49,800,374)	(8,184,620)
Purchase Of Mortgage-Backed Securities Available For Sale	(58,437,257)	(48,075,466)
Purchase Of Mortgage-Backed Securities Held To Maturity	-	(26,588,294)
Purchase Of Investment Securities Held To Maturity	-	(1,000,000)
Maturities Of Investment Securities Available For Sale	13,490,722	16,677,263
Maturities Of Investment Securities Held To Maturity	4,258,066	12,000,000
Proceeds From Sale Of Mortgage-Backed Securities Available For Sale	17,599,784	2,993,520
Proceeds From Sale Of Investment Securities Available For Sale	12,576,398	7,135,335
Purchase Of FHLB Stock	-	(8,284,200)
Redemption Of FHLB Stock	38,300	6,237,200
Decrease (Increase) In Loans To Customers	13,388,374	(79,966,426)
Proceeds From Sale Of Repossessed Assets	501,544	367,000
Purchase And Improvement Of Premises And Equipment	(487,281)	(1,461,534)
Proceeds From Sale Of Premises And Equipment	971	1,650
Purchase Of Bank Owned Life Insurance	-	(1,240,492)
Net Cash Provided (Used) By Investing Activities	8,291,092	(97,197,373)

(Continued)

Security Federal Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended December 31,
	2009	2008
Cash Flows From Financing Activities:
Increase In Deposit Accounts	11,050,407	29,792,773
Proceeds From FHLB Advances	257,705,000	247,900,000
Repayment Of FHLB Advances	(305,371,886)	(202,411,651)
Proceeds From TAF Advances	117,000,000	-
Repayment Of TAF Advances	(87,000,000)	-
Proceeds From Convertible Senior Debentures Offering	6,084,000	-
Net Proceeds (Repayment) Of Other Borrowings	(5,661,820)	1,632,387
Proceeds From Issuance Of Preferred Stock	-	18,000,000
Dividends To Preferred Shareholders	(675,000)	-
Dividends To Common Shareholders	(590,661)	(601,115)
Purchase Of Treasury Stock	-	(1,561,266)
Proceeds From Employee Stock Purchases	19,800	75,150
Proceeds From Exercise of Stock Options	-	100,020
Net Cash Provided (Used) By Financing Activities	(7,440,160)	92,926,298

Net Increase (Decrease) In Cash And Cash Equivalents	3,437,046	(833,031)
Cash And Cash Equivalents At Beginning Of Period	6,562,394	10,539,054
Cash And Cash Equivalents At End Of Period	$9,999,440	$9,706,023

Supplemental Disclosure Of Cash Flows Information:
Cash Paid During The Period For Interest	$15,704,896	$20,635,914
Cash Paid During The Period For Income Taxes	$2,513,082	$1,549,900
Additions To Repossessed Acquired Through Foreclosure	$2,163,972	$247,450
Increase (Decrease) In Unrealized Gain On Securities Available For Sale, Net Of Taxes	$969,460	$(283,156)

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The consolidated financial statements presented in this quarterly report include the accounts of Security Federal Corporation, a South Carolina corporation (the “Company”), and its wholly-owned subsidiary, Security Federal Bank (the “Bank”), which is headquartered in Aiken, South Carolina.  The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Certain information and note disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes included in the Company’s 2009 Annual Report to Stockholders, which was filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 2009 (“2009 10-K”), when reviewing interim financial statements.  The results of operations for the nine-month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Security Federal Bank, and the Bank’s wholly owned subsidiaries, Security Federal Insurance, Inc. (“SFINS”) and Security Financial Services Corporation (“SFSC”). All significant intercompany accounts and transactions have been eliminated.

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

3.  Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of the financial statements.  The Company’s significant accounting policies are described in the footnotes to the audited consolidated financial statements at March 31, 2009 included in its 2009 Annual Report to Stockholders, which was filed as an exhibit to the 2009 10-K.  Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities.  The Company considers these accounting policies to be critical accounting policies.  The judgments and assumptions the Company uses are based on historical experience and other factors, which the Company believes to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations.

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

The Company calculates earnings per common share (“EPS”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings Per Share” (“ASC 260”).  ASC 260 specifies the computation, presentation and disclosure requirements for EPS for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market.

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

For the Quarter Ended:	December 31,
	2009	2008
Earnings Available to Common Shareholders:
Net Income	$562,091	$489,624
Preferred Stock Dividends	225,000	27,500
Deemed Dividends On Preferred Stock From Net Accretion of Preferred Stock	17,579	-
Net Income Available To Common Shareholders	$319,512	$462,124

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

4.   Earnings Per Common Share, Continued

For the Nine Months Ended:	December 31,
	2009	2008
Earnings Available to Common Shareholders:
Net Income	$1,516,338	$2,076,367
Preferred Stock Dividends	675,000	27,500
Deemed Dividends On Preferred Stock From Net Accretion of Preferred Stock	53,935	-
Net Income Available To Common Shareholders	$787,403	$2,048,867

The following table provides a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	For the Quarter Ended
	December 31, 2009
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$ 319,512	2,461,095	$0.13
Effect of Diluted Securities:
Mandatorily Redeemable Shares	-	82,294	-
Senior Convertible Debentures	-	-	-
Stock Options & Warrants	-	-	-
Diluted EPS	$ 319,512	2,543,389	$0.13

	For the Quarter Ended
	December 31, 2008
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$ 462,124	2,490,630	$0.19
Effect of Diluted Securities:
Mandatorily Redeemable Shares	-	21,280	(0.01)
Stock Options	-	-	-
Diluted EPS	$ 462,124	2,511,910	$0.18

	For the Nine Months Ended
	December 31, 2009
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$ 787,403	2,460,777	$0.32
Effect of Diluted Securities:
Mandatorily Redeemable Shares	-	61,187	(0.01)
Senior Convertible Debentures	-	-	-
Stock Options & Warrants	-	-	-
Diluted EPS	$ 787,403	2,521,964	$0.31

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

4.   Earnings Per Common Share, Continued

	For the Nine Months Ended
	December 31, 2008
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$ 2,048,867	2,515,579	$0.81
Effect of Diluted Securities:
Mandatorily Redeemable Shares	-	14,123	-
Stock Options	-	-	-
Diluted EPS	$ 2,048,867	2,529,702	$0.81

5.	Stock-Based Compensation

Certain officers and directors of the Company participate in an incentive and non-qualified stock option plan. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. The following is a summary of the activity under the Company’s incentive stock option plan for the three months and nine months ended December 31, 2009 and 2008:

	Three Months Ended December 31, 2009		Nine Months Ended December 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, Beginning of Period/Year	90,900	$22.57	100,500	$22.01
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	-	-	(9,600)	16.67
Balance, December 31, 2009	90,900	$22.57	90,900	$22.57

Options Exercisable	50,400		50,400

Options Available For Grant	50,000		50,000

	Three Months Ended December 31, 2008		Nine Months Ended December 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, Beginning of Period/Year	100,500	$22.01	111,100	$21.55
Options granted	-	-	4,500	22.91
Options exercised	-	-	6,000	16.67
Options forfeited	-	-	9,100	20.32
Balance, December 31, 2008	100,500	$22.01	100,500	$22.01

Options Exercisable	60,000		60,000
Options Available For Grant	50,000		50,000

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

5.    Stock-Based Compensation, Continued

The following table summarizes the stock option awards granted by the Company, the fair market value of each award granted as estimated on the date of grant using the Black-Scholes option-pricing model, and the weighted average assumptions used for such grants for the periods indicated:

	For Awards Granted During The Three Month Period Ended December 31,		For Awards Granted During The Nine Month Period Ended December 31,
	2009	2008	2009	2008
Awards granted	-	-	-	4,500
Dividend Yield	-	-	-	1.76-1.79%
Expected Volatility	-	-	-	17.62 -18.10%
Risk-free interest rate	-	-	-	3.69-3.88%
Expected life	-	-	-	9.00

At December 31, 2009, the Company had the following options outstanding:

Grant Date	Outstanding Options	Option Price	Expiration Date

09/01/03	2,400	$24.00	08/31/13

12/01/03	3,000	$23.65	11/30/13

01/01/04	5,500	$24.22	12/31/13

03/08/04	13,000	$21.43	03/08/14

06/07/04	2,000	$24.00	06/07/14

01/01/05	20,500	$20.55	12/31/14

01/01/06	4,000	$23.91	01/01/16

08/24/06	14,000	$23.03	08/24/16

05/24/07	2,000	$24.34	05/24/17

07/09/07	1,000	$24.61	07/09/17

10/01/07	2,000	$24.28	10/01/17

01/01/08	17,000	$23.49	01/01/18

05/19/08	2,500	$22.91	05/19/18

07/01/08	2,000	$22.91	07/01/18

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

5.	Stock Warrants

In conjunction with its participation in the U.S. Treasury’s Capital Purchase Program, the Company sold warrants to the U.S. Treasury to purchase 137,966 shares of the Company’s common stock at $19.57 per share. For more information, see Note 7 Preferred Stock Issuance. These warrants are considered additional paid in capital and have a 10-year term, and were immediately exercisable upon issuance. The shares issuable upon exercise of the warrants are common stock equivalents and therefore increase the number of shares in the computation of diluted earnings per share in periods where the effect is dilutive.

At December 31, 2009, these warrants were anti-dilutive.  The following tables show a summary of the status of the Company’s stock warrants and changes during the periods presented.

For the Quarter Ended:	December 31, 2009		December 31, 2008
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Balance, Beginning of the Period	137,966	$19.57	-	$-
Granted	-	-	137,966	19.57
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance, End of Period	137,966	$19.57	137,966	$19.57

For the Nine Months Ended:	December 31, 2009		December 31, 2008
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Balance, Beginning of the Period	137,966	$19.57	-	$-
Granted	-	-	137,966	19.57
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance, End of Period	137,966	$19.57	137,966	$19.57

7.    Preferred Stock Issuance

On December 19, 2008, as part of the Troubled Asset Relief Capital Purchase Program (“CPP”) of the United States Department of the Treasury (“Treasury”), the Company sold to Treasury 18,000 shares of Cumulative Perpetual Preferred Stock, Series A and a warrant to purchase 137,966 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $18.0 million in cash.  In accordance with Generally Accepted Accounting Principles (“GAAP”), the value of the preferred stock was discounted upon issuance by the amount allocated to the warrants to reflect that the warrants were granted in exchange for the below market rate on the preferred stock. The allocation of the proceeds between the preferred stock and warrants was determined based on the relative individual fair value of the warrants compared to the relative individual fair value of the preferred stock.

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

The resulting discount on the preferred shares is being accreted through retained earnings over the five year estimated life using the effective interest method, with a corresponding increase to the carrying value of the preferred stock. For the nine months ended December 31, 2009, accretion of the preferred stock discount totaled $54,000 and was treated as a deemed, non-cash dividend to preferred stockholders in the computation of earnings per share.

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

In conjunction with participation in the CPP, the Company is subject to certain limitations. The agreement subjects the Company to certain executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 and restricts the Company from increasing dividends from the last quarterly cash dividend per share ($0.08) declared on its common stock prior to December 19, 2008. These restrictions will terminate on the earlier of December 19, 2011 or the date on which the preferred stock is redeemed in whole or transferred fully by the Treasury to a third party.

8.    Carrying Amounts and Fair Value of Financial Instruments

Effective April 1, 2008, the Company adopted ASC 820: “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value under generally accepted accounting principles. Topic 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. At December 31, 2009, the Company’s investment portfolio was comprised of government and agency bonds, mortgage-backed securities issued by government agencies or government sponsored enterprises, five municipals and one equity investment. The portfolio did not contain any private label mortgage-backed securities. Fair value measurement is based upon prices obtained from third party pricing services who use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As such, these securities are classified as Level 2.

Mortgage Loans Held for Sale

The Company originates fixed rate residential loans on a servicing released basis in the secondary market. Loans closed but not yet settled with Freddie Mac or other investors, are carried in the Company’s loans held for sale portfolio.  These loans are fixed rate residential loans that have been originated in the Company’s name and have closed.  Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Company’s customers.  Therefore, these loans present very little market risk for the Company.  The Company usually delivers to, and receives funding from, the investor within 30 days.  Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a “best efforts" basis. The Company is not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. As a result of the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is the same as the value of the loan amount at its origination. These loans are classified as Level 2.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310-10, “Accounting by Creditors for Impairment of a Loan” (“ASC 310-10”).

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Mandatorily Redeemable Financial Instrument
The fair value is determined, in accordance with the underlying agreement at the instrument’s redemption value, as the number of shares issuable pursuant to the agreement at a price per share determined as the greater of a) $26 per share or b) 1.5 times the book value per share of the Company. See the section entitled “Mandatorily Redeemable Financial Instrument” of Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations for a description of this instrument. This instrument is classified as Level 2.

The table below presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets:	Level 1	Level 2	Level 3	Balance At December 31, 2009
Investment Securities Available For Sale	-	$ 298,559,096	-	$ 298,559,096
Mortgage Loans Held For Sale	-	5,157,852	-	5,157,852
Total	-	$ 303,716,948	-	$ 303,716,948
Liabilities:
Mandatorily Redeemable Financial Instrument	-	$ 1,709,312	-	$ 1,709,312
Total	-	$ 1,709,312	-	$ 1,709,312

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets:	Level 1	Level 2	Level 3	Balance At December 31, 2009
Goodwill	-	$ -	$ 1,199,754	$ 1,199,754
Intangible Assets	-	-	272,000	272,000
Impaired Loans	-	26,084,436	7,342,558	33,426,994
Foreclosed Assets	-	3,582,754	-	3,582,754
Total	-	$ 29,667,190	$ 8,814,312	$ 38,481,502

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

Federal Home Loan Bank (“FHLB”) Stock

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

Senior Convertible Debentures

The fair value is estimated by discounting the future cash flows using the current rates at which similar debenture offerings with similar terms and maturities would be issued by similar institutions. As discount rates are based on current debenture rates as well as management estimates, the fair values presented may not be indicative of the value negotiated in an actual sale.

Junior Subordinated Debentures

The carrying value approximates fair value.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

8.    Carrying Amounts and Fair Value of Financial Instruments, Continued

The following table is a summary of the carrying value and estimated fair value of the Company’s financial instruments as of the periods presented as defined by Statement of Financial Accountings Standards (“SFAS”) Disclosures about Fair Value of Financial Instruments (ASC 825-10-50):

	December 31, 2009		March 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial Assets:
Cash And Cash Equivalents	$9,999	$9,999	$6,562	$6,562
Investment And Mortgage-Back Securities	319,484	320,633	314,099	315,325
Loans Receivable, Net	589,605	587,510	611,090	623,362
FHLB Stock	12,624	12,624	12,663	12,663

Financial Liabilities:
Deposits:
Checking, Savings, And Money Market Accounts	$293,086	$293,086	$272,363	$272,363
Certificate Accounts	379,678	387,498	389,351	395,647
Advances From FHLB	171,332	179,804	218,998	225,852
Term Auction Facility Borrowings	40,000	40,000	10,000	10,000
Other Borrowed Money	10,394	10,394	16,056	16,056
Senior Convertible Debentures	6,084	6,084	-	-
Junior Subordinated Debentures	5,155	5,155	5,155	5,155
Mandatorily Redeemable Financial Instrument	1,709	1,709	1,600	1,600

At December 31, 2009, the Bank had $62.6 million of off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

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

In June 2009, the FASB issued guidance which restructured GAAP and simplified access to all authoritative literature by providing a single source of authoritative nongovernmental GAAP.  The guidance is presented in a topically organized structure referred to as the FASB Accounting Standards Codification (“ASC”). The new structure is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included is considered non-authoritative.

The FASB issued new accounting guidance on accounting for transfers of financial assets in June 2009.  The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is no longer applicable.  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the guidance to have any impact on the Company’s financial statements.  The ASC was amended in December, 2009, to include this guidance.

Guidance was issued in June 2009 requiring a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest that should be included in consolidated financial statements.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance, making it the primary beneficiary.  Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard.  This guidance amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were previously available.  This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  The Company does not expect the guidance to have any impact on the Company’s financial position.  An update was issued in December, 2009, to include this guidance in the ASC.

An update was issued in October 2009 to provide guidance requiring companies to allocate revenue in multi-element arrangements.  Under this guidance, products or services (deliverables) must be accounted for separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable.  The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price.  The amendments in the update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted.  The Company does not expect the update to have an impact on its financial statements.

In October 2009, updated guidance was issued to provide for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with prior guidance and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendment also requires several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendment are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company does not expect the update to have an impact on its financial statements.

In January 2010, guidance was issued to alleviate diversity in the accounting for distributions to shareholders that allow the shareholder to elect to receive their entire distribution in cash or shares but with a limit on the aggregate amount of cash to be paid.  The amendment states that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance.  The amendment is effective for interim and annual periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

9.      Accounting and Reporting Changes, Continued

Also in January, 2010, an amendment was issued to clarify the scope of subsidiaries for consolidation purposes.  The amendment provides that the decrease in ownership guidance should apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity.  The guidance does not apply to a decrease in ownership in transactions related to sales of in substance real estate or conveyances of oil and gas mineral rights.  The update is effective for the interim or annual reporting periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

10.      Securities

Investment And Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$18,717,173	$200,285	$118,862	$18,798,596
Federal Farm Credit Securities	8,522,690	27,186	40,766	8,509,110
Federal National Mortgage Association (“FNMA”) And Federal Home Loan Mortgage Corporation (“FHLMC”) Bonds	4,997,912	-	80,242	4,917,670
Small Business Administration (“SBA”) Bonds	22,685,921	136,787	189,779	22,632,929
Taxable Municipal Bonds	5,248,597	13,655	27,787	5,234,465
Mortgage-Backed Securities	231,252,079	7,573,965	420,618	238,405,426
Equity Securities	102,938	-	42,038	60,900
Total	$291,527,310	$7,951,878	$920,092	$298,559,096

March 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
FHLB Securities	$15,401,116	$428,886	$18,450	$15,811,552
Federal Farm Credit Securities	14,521,626	121,699	8,855	14,634,470
FNMA Bonds	2,000,000	7,810	-	2,007,810
SBA Bonds	3,319,651	65,119	18,201	3,366,569
Taxable Municipal Bond	1,019,781	26,818	-	1,046,599
Mortgage-Backed Securities	240,322,316	5,718,587	112,668	245,928,235
Equity Securities	102,938	-	65,438	37,500
	$276,687,428	$6,368,919	$223,612	$282,832,735

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

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

10.      Securities, Continued

Included in the tables above in mortgage-backed securities are GNMA mortgage-backed securities, which are also backed by the full faith and credit of the United States government. At December 31, 2009 and March 31, 2009, the Company held an amortized cost and fair value of $131.1 million and $134.5 million and $107.3 million and $110.2 million, respectively in GNMA mortgage-backed securities included in mortgage-backed securities listed above. All mortgage-backed securities in the Company’s portfolio are either GSEs or GNMA mortgage-backed securities. The balance does not include any private label mortgage-backed securities.

The Bank received approximately $30.2 million and $10.1 million, respectively, in proceeds from sales of available for sale securities during the nine months ended December 31, 2009 and 2008 and recognized approximately $675,000 in gross gains in 2009 and $146,000 in gross gains and $20,000 in gross losses in 2008.

The amortized cost and fair value of investment and mortgage-backed securities available for sale at December 31, 2009 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties.
	Amortized Cost	Fair Value

Less Than One Year	$783,465	$806,316
One – Five Years	2,658,507	2,709,620
Over Five – Ten Years	25,900,263	25,826,531
After Ten Years	30,932,996	30,811,203
Mortgage-Backed Securities	231,252,079	238,405,426
	$291,527,310	$298,559,096

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual available for sale securities have been in a continuous unrealized loss position, at December 31, 2009.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$8,987,530	$118,862	$-	$-	$8,987,530	$118,862
Federal Farm Credit Securities	4,043,450	40,766			4,043,450	40,766
Mortgage-Backed Securities	30,257,873	420,618	-	-	30,257,873	420,618
SBA Bonds	11,465,705	189,779	-	-	11,465,705	189,779
FNMA Bonds	3,917,670	80,242	-	-	3,917,670	80,242
Taxable Municipal Bonds	3,168,581	27,787			3,168,581	27,787
Equity Securities	-	-	60,900	42,038	60,900	42,038
	$61,840,809	$878,054	$60,900	$42,038	$61,901,709	$920,092

Securities classified as available for sale are recorded at fair market value. Approximately 4.6% of the unrealized losses, or one individual security, consisted of securities in a continuous loss position for 12 months or more.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”). Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value.

If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or may recognize a portion in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

10.      Securities, Continued

Investment and Mortgage-Backed Securities, Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$4,000,000	$324,070	$-	$4,324,070
SBA Bonds	5,100,665	273,243	-	5,373,908
Mortgage-Backed Securities	11,669,688	551,704	-	12,221,392
Equity Securities	155,000	-	-	155,000
Total	$20,925,353	$1,149,017	$-	$22,074,370

March 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$7,000,000	$371,260	$8,750	$7,362,510
Federal Farm Credit Securities	1,000,000	19,060	-	1,019,060
SBA Bonds	5,355,028	336,242	-	5,691,270
Mortgage-Backed Securities	17,755,838	508,729	-	18,264,567
Equity Securities	155,000	-	-	155,000
Total	$31,265,866	$1,235,291	$8,750	$32,492,407

At December 31, 2009, the Company held an amortized cost and fair value of $6.5 million and $6.8 million, respectively in GNMA mortgage-backed securities included in mortgage-backed securities listed above. At March 31, 2009, the Company held an amortized cost and fair value of $10.8 million and $11.1 million, respectively in GNMA mortgage-backed securities included in mortgage-backed securities listed above. All mortgage-backed securities in the Company’s portfolio above are either GSEs or GNMA mortgage-backed securities. The balance does not include any private label mortgage-backed securities.

The amortized cost and fair value of investment and mortgage-backed securities held to maturity at December 31, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities resulting from call features on certain investments.

	Amortized Cost	Fair Value

Less Than One Year	$1,000,000	$1,028,440
One – Five Years	4,369,468	4,732,226
Over Five – Ten Years	-	-
More Than Ten Years	3,886,197	4,092,312
Mortgage-Backed Securities	11,669,688	12,221,392
	$20,925,353	$22,074,370

The Company did not have any held to maturity securities that were in an unrealized loss position at December 31, 2009. The Company’s held to maturity portfolio is recorded at amortized cost.  The Company has the ability and intends to hold these securities to maturity. There were no sales of securities held to maturity during the quarter or nine month period ended December 31, 2009.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

11.      Loans Receivable, Net

Loans receivable, net, at December 31, 2009 and March 31, 2009 consisted of the following:

	December 31, 2009	March 31, 2009
Residential Real Estate	$118,609,716	$126,980,894
Consumer	70,056,961	69,025,082
Commercial Business	19,152,250	21,032,000
Commercial Real Estate	394,482,721	404,403,186
Loans Held For Sale	5,157,852	5,711,807
	607,459,500	627,152,969

Less:
Allowance For Possible Loan Loss	13,964,779	10,181,599
Loans In Process	3,712,588	5,602,248
Deferred Loan Fees	177,169	279,249
	17,854,536	16,063,096
	$589,604,964	$611,089,873

12.        Senior Convertible Debentures

Effective December 1, 2009, the Company issued $6.1 million in convertible senior debentures. The debentures will mature on December 1, 2029 and accrue interest at the rate of 8.0% per annum until maturity or earlier redemption or repayment. Interest on the debentures is payable on June 1 and December 1 of each year, commencing June 1, 2010. The debentures are convertible into the Company’s common stock at a conversion price of $20 per share at the option of the holder at any time prior to maturity.

The debentures are redeemable, in whole or in part, at the option of the Company at any time on or after December 1, 2019, at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest to, but excluding, the date of redemption. The debentures will be unsecured general obligations of the Company ranking equal in right of payment to all of our present and future unsecured indebtedness that is not expressly subordinated.

13.    Subsequent Events

Management has evaluated events and transactions through February 12, 2010 for potential recognition or disclosure in the consolidated financial statements and has determined there are no subsequent events that require disclosure.

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements, which can be identified by the use of words such as “believes,” “intends,” “expects,” “anticipates,” “estimates” or similar expressions.  Forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•
the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets;

•	changes in general economic conditions, either nationally or in our market areas;
•	changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources;
•	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;
•	secondary market conditions for loans and our ability to sell loans in the secondary market;
•
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

•	legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;
•	our ability to attract and retain deposits;
•	further increases in premiums for deposit insurance;
•	our ability to control operating costs and expenses;
•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	difficulties in reducing risks associated with the loans on our balance sheet;
•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
•	computer systems on which we depend could fail or experience a security breach;
•	our ability to retain key members of our senior management team;
•	costs and effects of litigation, including settlements and judgments;
•
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•	our ability to pay dividends on our common stock;
•	adverse changes in the securities markets;
•	inability of key third-party providers to perform their obligations to us;
•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this prospectus and the incorporated documents.

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Some of these and other factors are discussed in the 2009 10-K under the caption “Risk Factors” Such developments could have an adverse impact on our financial position and our results of operations.

Any of the forward-looking statements that we make in this quarterly report and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for fiscal year 2010 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect the Company’s financial condition, liquidity and operating and stock price performance.

Comparison Of Financial Condition At December 31, 2009 and March 31, 2009

General – Total assets decreased $5.2 million or 0.5% to $979.5 million at December 31, 2009 from $984.7 million at March 31, 2009.  The primary reason for the decrease in total assets was a $21.5 million or 3.5% decrease in net loans receivable to $589.6 million combined with a $10.3 million or 33.1% decrease in investment and mortgage-backed securities-held to maturity. These decreases were offset partially by an increase in cash, investment and mortgage-backed securities available for sale and other assets.

Assets – The increases and decreases in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	December 31, 2009	March 31, 2009	Amount	Percent
Cash And Cash Equivalents	$9,999,440	$6,562,394	$3,437,046	52.4%
Investment And Mortgage- Backed Securities – Available For Sale	298,559,096	282,832,735	15,726,361	5.6
Investment And Mortgage- Backed Securities – Held To Maturity	20,925,353	31,265,866	(10,340,513)	(33.1)
Loan Receivable, Net	589,604,964	611,089,873	(21,484,909)	(3.5)
Premises And Equipment, Net	20,997,475	21,675,434	(677,959)	(3.1)
Bank Owned Life Insurance	9,911,305	9,641,305	270,000	2.8
Repossessed Assets Acquired in Settlement of Loans	3,582,754	1,985,172	1,597,582	80.5
Other Assets	7,993,708	1,657,189	6,336,519	382.4

Cash and cash equivalents increased $3.4 million to $10.0 million at December 31, 2009 from $6.6 million at March 31, 2009.

Investments and mortgage-backed securities available for sale increased $15.7 million or 5.6% to $298.6 million at December 31, 2009 from $282.8 million at March 31, 2009. The increase in investments and mortgage-backed securities available for sale is attributable to additional purchases of mortgage-backed securities and investments and increases in the market values of these securities. This is offset partially by paydowns on mortgage-backed securities and sales, calls and maturities on mortgage-backed securities and investments. Investments and mortgage-backed securities held to maturity decreased $10.3 million to $20.9 million at December 31, 2009 compared to $31.3 million at March 31, 2009. This is a result of maturities and paydowns on investments.

Loans receivable, net decreased $21.5 million or 3.5% to $589.6 million at December 31, 2009 from $611.1 million at March 31, 2009.  The decrease is a result of the slowing down of the national and local economy combined with more restrcitive underwriting standards. Residential real estate loans decreased $8.4 million to $118.6 million at December 31, 2009 from $127.0 million at March 31, 2009 primarily as a result of a slowdown in the local real estate market combined with generally lower market interest rates. In a low interest rate environment, borrowers tend to refinance their mortgages into lower fixed rate loans. We typically sell these types of loans to minimize interest rate risk. Consumer loans increased $1.0 million to $70.1 million at December 31, 2009 from $69.0 million at March 31, 2009.

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial business loans decreased $1.9 to $19.2 million at December 31, 2009 from $21.0 million at March 31, 2009 while commercial real estate loans decreased $9.9 million to $394.5 million at December 31, 2009 from $404.4 million at March 31, 2009.  Loans held for sale decreased $554,000 or 9.7% to $5.2 million at December 31, 2009 from $5.7 million at March 31, 2009.

Premises and equipment, net decreased $678,000 or 3.1% to $21.0 million at December 31, 2009 from $21.7 million at March 31, 2009.  The majority of the decrease related to depreciation consistent with the normal course of business. The Company did not undergo any significant asset purchases during the period. Bank Owned Life Insurance increased $270,000 or 2.8% to $9.9 million at December 31, 2009 from $9.6 million at March 31, 2009.

Repossessed assets acquired in settlement of loans increased $1.6 million or 80.5% to $3.6 million at December 31, 2009 from $2.0 million at March 31, 2009.  The Company sold five real estate properties and repossessed 13 additional properties during the quarter ended December 31, 2009. At December 31, 2009, the balance of repossessed assets consisted of the following 21 real estate properties: two lots within one subdivision of Aiken, South Carolina, one lot within a subdivision of Lexington, South Carolina and one lot within a subdivision of Martinez, Georgia; approximately 17 acres of land and one commercial building in Aiken, South Carolina; a commercial building and four single-family residences in Augusta, Georgia; one single-family residence under construction in North Augusta, South Carolina; three manufactured homes in South Carolina; and six single-family residences in South Carolina.

Other assets increased $6.3 million or 382.4% to $8.0 million at December 31, 2009 from $1.7 million at March 31, 2009. The majority of this increase was attributable to $4.3 million in prepaid FDIC insurance premiums at December 31, 2009. In accordance with the guidelines mandated by the FDIC that are applicable to all FDIC insured depository institutions, the Company recorded $4.7 million in FDIC prepaid insurance premiums. The prepaid insurance premiums paid are intended to cover the Bank’s insurance premiums through June 30, 2013.

Liabilities
Deposit Accounts
					Balance
	December 31, 2009		March 31, 2009		Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Amount	Percent
Demand Accounts:
Checking	$106,916,219	0.20%	$104,662,377	0.21%	$2,253,842	2.2%
Money Market	168,608,501	1.42	150,513,010	1.88	18,095,491	12.0
Statement Savings Accounts	17,561,666	0.44	17,187,295	0.54	374,371	2.2
Total	293,086,386	0.92	272,362,682	1.15	20,723,704	7.6

Certificate Accounts
0.00 – 0.99%	13,312,828		-		13,312,828	100.0
1.00 – 1.99%	96,270,279		21,143,194		75,127,085	355.3
2.00 – 2.99%	229,336,950		112,373,285		116,963,665	104.1
3.00 – 3.99%	7,280,652		76,088,180		(68,807,528)	(90.4)
4.00 – 4.99%	28,561,434		173,467,216		(144,905,782)	(83.5)
5.00 – 5.99%	4,915,453		6,279,018		(1,363,565)	(21.7)
Total	379,677,596	2.32	389,350,893	3.51	(9,673,297)	(2.5)
Total Deposits	$672,763,982	1.71%	$661,713,575	2.54%	$11,050,407	1.7%

Included in the certificates above were $30.0 million and $25.4 million in brokered deposits at December 31, 2009 and March 31, 2009, respectively with a weighted average interest rate of 2.03% and 2.04%, respectively.

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

 Advances From FHLB – FHLB advances are summarized by year of maturity and weighted average interest rate in the table below:

					Balance
	December 31, 2009		March 31, 2009		Increase (Decrease)
Fiscal Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2010	$ -	-%	$91,080,000	0.94%	$(91,080,000)	(100.0%)
2011	38,425,000	2.14	15,000,000	4.87	23,425,000	156.17
2012	34,700,000	3.66	24,700,000	4.56	10,000,000	40.5
2013	10,000,000	4.76	10,000,000	4.76	-	-
2014	20,000,000	3.84	20,000,000	3.84	-	-
Thereafter	68,206,548	4.08	58,218,434	4.30	9,988,114	17.2
Total Advances	$ 171,331,548	3.57%	$218,998,434	2.95%	$(47,666,886)	(21.8)%

Advances from the FHLB decreased $47.7 million to $171.3 million at December 31, 2009 from $219.0 million at March 31, 2009. The Company replaced maturing FHLB advances with lower cost TAF borrowings, which increased $30.0 million to $40.0 million during the same nine month period. In addition, the decrease in loans during the period allowed the Company to repay some of these advances.

Advances from the FHLB are secured by a blanket collateral agreement with the FHLB by pledging the Bank’s portfolio of residential first mortgage loans and investment securities with approximate amortized cost and fair value of $140.4 million and $145.8 million, respectively, at December 31, 2009.  Advances are subject to prepayment penalties.

The following table shows callable FHLB advances as of the dates indicated.  These advances are also included in the above table.  All callable advances are callable at the option of the FHLB.  If an advance is called, the Bank has the option to payoff the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

As of December 31, 2009
Borrow Date	Maturity Date	Amount		Int. Rate	Type	Call Dates

06/24/05	06/24/15	5,000,000	3	3.710%	1 Time Call	06/24/10
11/23/05	11/23/15	5,000,000		3.933%	Multi-Call	05/25/08 and quarterly thereafter
01/12/06	01/12/16	5,000,000		4.450%	1 Time Call	01/12/11
03/01/06	03/03/14	5,000,000		4.720%	1 Time Call	03/03/10
06/02/06	06/02/16	5,000,000		5.160%	1 Time Call	06/02/11
07/11/06	07/11/16	5,000,000		4.800%	Multi-Call	07/11/08 and quarterly thereafter
11/29/06	11/29/16	5,000,000		4.025%	Multi-Call	05/29/08 and quarterly thereafter
01/19/07	07/21/14	5,000,000		4.885%	1 Time Call	07/21/11
05/24/07	05/24/17	7,900,000		4.375%	Multi-Call	05/27/08 and quarterly thereafter
07/25/07	07/25/17	5,000,000		4.396%	Multi-Call	07/25/08 and quarterly thereafter
11/16/07	11/16/11	5,000,000		3.745%	Multi-Call	11/17/08 and quarterly thereafter
08/28/08	08/28/13	5,000,000		3.113%	Multi-Call	08/30/10 and quarterly thereafter
08/28/08	08/28/18	5,000,000		3.385%	1 Time Call	08/29/11

Other Borrowings – The Bank had $10.4 million and $16.1 million in other borrowings at December 31, 2009 and March 31, 2009, respectively.  These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts and the current balance on a revolving line of credit with another financial institution.  At December 31, 2009 and March 31, 2009, short-term repurchase agreements were $10.4 million and $11.3 million, respectively. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At December 31, 2009 and March 31, 2009, the interest rate paid on the repurchase agreements was 0.85% and 1.24%, respectively.  The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $20.6 million and $21.7 million, respectively, at December 31, 2009 and $25.5 million and $26.0 million, respectively, at March 31, 2009.

At March 31, 2009, the balance on the revolving line of credit was $4.8 million.  At December 31, 2009, the balance was zero. The unsecured line of credit had an interest rate equal to one month LIBOR plus 2.0% and matured on December 1, 2009.

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Term Auction Facility Borrowings – During the year ended March 31, 2009, the Company began participating in the Federal Reserve’s TAF (Term Auction Facility) program, an auction program designed to provide liquidity for qualifying depository institutions. Under the program, institutions place a bid for an advance from their local Federal Reserve Bank at an interest rate that is determined as the result of the auction. Borrowings under the program typically have a maturity of 84-days or less. At December 31, 2009, the Company had $40.0 million outstanding in advances obtained through the TAF program, an increase of $30.0 million from $10.0 million at March 31, 2009. The interest rate on these advances was 0.25% at December 31, 2009 and March 31, 2009.  The balance at December 31, 2009 matures within three months. The Company had pledged as collateral for these borrowings investment and mortgage-backed securities with amortized costs and fair values of $64.3 million and $65.2 million, respectively, at December 31, 2009 and $17.8 million and $17.9 million, respectively, at March 31, 2009.

Mandatorily Redeemable Financial Instrument – On June 30, 2006, the Company recorded a $1.4 million mandatorily redeemable financial instrument as a result of the acquisition of the Collier-Jennings Companies.  The shareholder of the Collier-Jennings Companies received cash and was issued stock in the Company to settle the acquisition.  The Company will release the shares to the shareholder of the Collier-Jennings Companies over a three-year period.  The stock is mandatorily redeemable at the option of the shareholder of the Collier-Jennings Companies in cumulative increments of 20% per year for a five-year period at the greater of $26 per share or one and one-half times the book value of the Company’s stock. At December 31, 2009, the shareholder had not elected to have any of the shares redeemed.

Senior Convertible Debentures Offering –  Effective December 1, 2009, the Company issued $6.1 million in 8.0% convertible senior debentures to be due December 1, 2029. The debentures are convertible into the Company’s common stock at a conversion price of $20 per share at the option of the holder at any time prior to maturity. The debentures are redeemable at the option of the Company, in whole or in part, at any time on or after December 1, 2019 at the redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest, if any.

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

The Capital Securities accrue and pay distributions quarterly at a rate per annum equal to a blended rate of 4.42% at December 31, 2009.  One-half of the Capital Securities issued in the transaction has a fixed rate of 6.88% and the remaining half has a floating rate of three-month LIBOR plus 170 basis points, which was 1.95% at December 31, 2009. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears.

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

Equity – Shareholders’ equity increased $846,000 or 1.3% to $67.9 million at December 31, 2009 from $67.1 million at March 31, 2009. Accumulated other comprehensive income, net of tax increased $551,000 to $4.4 million at December 31, 2009.  The Company’s net income available for common shareholders was $787,000 for the nine month period ended December 31, 2009, after preferred stock dividends of $675,000 and accretion of preferred stock of $54,000.  The Board of Directors of the Company declared the 74th, 75th, and 76th consecutive quarterly common stock dividends, which were $0.08 per share, in May 2009, August 2009, and October 2009, which totaled $591,000.  Book value per common share was $20.26 at December 31, 2009 and $19.95 at March 31, 2009.

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Non-performing Assets- The following table sets forth detailed information concerning our non-performing assets for the periods indicated:

	At December 31, 2009		At March 31, 2009		$ Increase	% Increase
	Amount	Percent (1)	Amount	Percent (1)	(Decrease)	(Decrease)
Loans 90 days or more past due or non-accrual loans:
Residential real estate	$ 3,213,009	0.6%	$ 1,112,023	0.2%	$ 2,100,986	188.9%
Commercial business	745,811	0.1	2,808,080	0.5	(2,062,269)	(73.4)
Commercial real estate	34,079,054	5.7	8,044,372	1.3	26,034,682	323.6
Consumer	1,199,579	0.2	955,683	0.1	243,896	25.5
Total non-performing loans	39,237,453	6.6	12,920,158	2.1	26,317,295	203.7

Other non-performing assets
Repossessed assets	57,526	0.0	61,126	0.0	(3,600)	(5.9)
Real estate owned	3,525,228	0.6	1,924,046	0.3	1,601,182	83.2
Total other non-performing assets	3,582,754	0.6	1,985,172	0.3	1,597,582	80.5
Total non-performing assets	$ 42,820,207	7.2%	$ 14,905,330	2.4%	$ 27,914,877	187.3%

Total non-performing assets as a percentage of total assets	4.4%		1.5%

(1) Percent of gross loans receivable, net of deferred fees and loans in process and loans held for sale

The Company’s non-performing assets increased $27.9 million to $42.8 million at December 31, 2009 from $14.9 million at March 31, 2009. The increase was primarily concentrated in non-performing commercial real estate loans which increased $26.0 million to $34.1 million at December 31, 2009 from $8.0 million at March 31, 2009. The balance in non-performing commercial real estate loans consisted of 56 loans to 33 borrowers with an average loan balance of $608,000.

The majority of the increase in the commercial real estate category was concentrated in  acquisition and development loans (“A&D loans”) and land loans. The Company placed approximately $11.6 million in A&D loans and land loans on non accrual status during the period consisting of four A&D loans for the development of residential subdivisions in the Midlands area of South Carolina and three land loans throughout South Carolina.

The next largest increase was concentrated in commercial mortgage loans, which totaled $10.5 million and represented 31.3% of the total commercial real estate non-performing loans at December 31, 2009. The Company placed approximately $9.0 million in commercial mortgage loans on non accrual status during the period consisting of 11 loans to 10 borrowers.

The Company also experienced an increase in non-performing one- to four- family real estate loans which increased $2.1 million to $3.2 million at December 31, 2009 from $1.1 million at March 31, 2009. At December 31, 2009, this balance was comprised of 13 loans with an average balance of $247,000.  The increase in non-performing one- to four- family real estate loans is a result of the general deteriorating conditions in the local economy including rising unemployment rates and declining housing prices.

The cumulative interest not accrued during the nine months ended December 31, 2009 relating to all non-performing loans totaled $810,000. We intend to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

Net Income - Net income available to common shareholders decreased $143,000 or 30.9% to $320,000 for the three months ended December 31, 2009 compared to $462,000 for the three months ended December 31, 2008. The decrease in net income is primarily the result of the Company’s decision to increase the allowance for loan losses as a result of current economic conditions and increases in its nonperforming loans coupled with an increase in general and administrative expenses attributable primarily to increased FDIC insurance premiums paid.  These factors were offset slightly by an increase in the Company’s net interest margin and an increase in non-interest income.

Net Interest Income - Net interest income increased $2.0 million or 36.8% to $7.5 million during the three months ended December 31, 2009, compared to $5.5 million for the same period in 2008, as a result of a decrease in interest expense offset in part by a decrease in interest income. The Company’s net interest margin increased 73 basis points to 3.25% for the quarter ended December 31, 2009 from 2.52% for the same quarter in 2008. Average interest-earning assets increased $54.6 million to $925.0 million at December 31, 2009 while average interest-bearing liabilities increased $36.9 million to $863.3 million at December 31, 2009.  The interest rate spread increased 75 basis points to 3.11% during the three months ended December 31, 2009 compared to 2.36% for the same period in 2008.

Interest Income - Total interest income decreased $9,000 or 0.1% to $12.2 million during the three months ended December 31, 2009 from $12.3 million for the same period in 2008.  Total interest income on loans decreased $100,000 or 1.1% to $8.9 million during the three months ended December 31, 2009 compared to $9.0 million for the same period one year prior. The decrease was a result of the yield in the loan portfolio decreasing 12 basis points offset partially by an increase in the average loan portfolio balance of $5.3 million. Interest income from mortgage-backed securities increased $230,000 or 9.0% to $2.8 million for the quarter ended December 31, 2009 from $2.6 million for the same quarter in 2008. This increase was the result of an increase in the average balance of $34.2 million offset partially by a decrease in the portfolio yield of 30 basis points. Interest income from investment securities decreased $139,000 or 20.0% as a result of a 161 basis point decrease in the yield offset by an increase in the average balance of the investment securities portfolio of $18.0 million.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended December 31, 2009 and 2008:

	Three Months Ended December 31,
	2009		2008
	Average Balance	Yield	Average Balance	Yield	Increase (Decrease) In Interest And Dividend Income From 2008
Loans Receivable, Net	$595,444,922	5.98%	$590,171,933	6.10%	$(100,018)
Mortgage-Backed Securities	246,652,675	4.52	212,464,776	4.82	230,248
Investment Securities	82,351,288	2.70	64,393,513	4.31	(138,900)
Overnight Time Deposits	507,937	0.04	3,352,759	0.09	(683)
Total Interest-Earning Assets	$924,956,822	5.30%	$870,382,981	5.63%	$(9,353)

Interest Expense - Total interest expense decreased $2.0 million or 30.0% to $4.7 million during the three months ended December 31, 2009 compared to $6.8 million for the same period one-year earlier.  The decrease in total interest expense is attributable to decreases in interest rates paid offset slightly by an increase in the average balances of interest-bearing liabilities.  Interest expense on deposits decreased $1.7 million or 35.7% to $3.0 million during the period. The decrease was attributable to a 132 basis point decrease in the cost of deposits offset by an increase in average interest-bearing deposits of $49.5 million compared to the average balance in the three months ended December 31, 2008.  The decrease in the cost of deposits primarily resulted from maturing certificate accounts repricing at lower interest rates. Interest expense on advances and other borrowings decreased $391,000 or 19.3% as the cost of debt outstanding decreased 47 basis points during the 2009 quarter ended December 31, 2009 compared to the same quarter in 2008.  Average total borrowings outstanding decreased $14.6 million during the same period. The Company replaced maturing FHLB advances with lower cost TAF advances. Interest expense on senior convertible debentures was $41,000 for the quarter ended December 31, 2009 compared to zero for the same quarter in 2008. The Company issued $6.1 million in senior convertible debentures during the quarter ended December 31, 2009. Interest expense on junior subordinated debentures was $58,000 for the three months

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

ended December 31, 2009 compared to $74,000 for the same period one year ago.  The average balance of junior subordinated debentures remained the same during both periods.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended December 31, 2009 and 2008:

	Three Months Ended December 31,
	2009		2008
	Average Balance	Yield	Average Balance	Yield	Increase (Decrease) In Interest Expense From 2008
Now And Money Market Accounts	$229,575,608	1.11%	$202,314,408	2.21%	$(478,046)
Statement Savings Accounts	17,302,147	0.44	15,660,153	0.69	(7,831)
Certificates Accounts	380,085,063	2.47	359,534,279	3.92	(1,177,444)
Advances And Other Borrowed Money	229,088,616	2.85	243,724,712	3.32	(391,181)
Convertible Senior Debentures	2,050,043	7.91	-	-	40,560
Junior Subordinated Debentures	5,155,000	4.53	5,155,000	5.75	(15,709)
Total Interest-Bearing Liabilities	$863,256,477	2.19%	$826,388,552	3.27	$(2,029,651)

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

Management’s monthly review of the adequacy of the allowance includes three main components. The first component is an analysis of loss potential in various homogenous segments of the portfolio based on historical trends and the risk inherent in each category. Previously, management applied a five year historical loss ratio to each loan category to estimate the inherent loss in these pooled loans. However as a result of the decline in economic conditions and the unprecedented increases in delinquencies and charge offs experienced by the industry in recent periods, the Company no longer considers five year historical losses relevant indicators of future losses. Management began applying 12 month historical loss ratios to each loan category in recent quarters to more accurately project losses in the near future.

The second component of management’s monthly analysis is the specific review and evaluation of significant problem credits identified through the Company’s internal monitoring system. These loans are evaluated for impairment and recorded in accordance with ASC 310-10. For each loan deemed impaired as permitted under ASC 310-10, management calculates a specific reserve for the amount in which the recorded investment in the loan exceeds the fair value. This estimate is based on a thorough analysis of the most probable source of repayment, which is typically liquidation of the collateral.

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

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Bank’s provision for loan losses was $2.5 million and $525,000 during the three months ended December 31, 2009 and 2008, respectively. The increase reflects the Company’s concern for deteriorating economic conditions in the local economy coupled with an increase in non-performing assets within its loan portfolio during the quarter. The following table details selected activity associated with the allowance for loan losses for the three months ended December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Beginning Balance	$12,723,921	$8,263,335
Provision	2,475,000	525,000
Charge-offs	(1,238,686)	(132,819)
Recoveries	4,544	18,011
Ending Balance	$13,964,779	$8,673,527

Allowance For Loan Losses As A Percentage Of Gross Loans Receivable, Held For Investment At The End Of The Period	2.33%	1.43%
Allowance For Loan Losses As A Percentage Of Impaired Loans At The End Of The Period	41.78%	73.20%
Impaired Loans	$33,426,994	$11,849,874
Non-accrual Loans And 90 Days Or More Past Due Loans As A Percentage Of Loans Receivable, Held For Investment At The End Of The Period	6.56%	1.83%
Gross Loans Receivable, Held For Investment	$598,411,891	$585,826,823
Total Loans Receivable, Net	$589,604,964	$597,321,830

Non-performing assets, which consisted of 103 non-accrual loans and 22 repossessed properties, increased $27.9 million to $42.8 million at December 31, 2009 from $14.9 million at March 31, 2009. Despite this increase, the Bank maintained relatively low and stable trends related to net charge-offs. Annualized net charge-offs as a percent of gross loans were 0.82% for the three months ended December 31, 2009 compared to 0.12% for the year ended March 31, 2009 and 0.08% for the three months ended December 31, 2008. Management of the Bank continues to be concerned about current market conditions and closely monitors the loan portfolio on an ongoing basis to proactively identify any potential issues. The Company established specific reserves totaling $4.5 million at December 31, 2009 related to $13.3 million of the impaired loans. These reserves will be subsequently charged off when the properties are taken into other repossessed assets or as circumstances warrant. The Company had no specific reserves for the remaining $20.0 million in impaired loans.

Non-accrual loans and loans 90 days or more past due increased $26.3 million to $39.2 million at December 31, 2009 compared to $12.9 million at March 31, 2009. At December 31, 2009, the Company did not have any loans that were 90 days or more past due and still accruing interest.

Non-Interest Income - Non-interest income increased $477,000 or 46.7% to $1.5 million for the three months ended December 31, 2009 from $1.0 million for the same period one year ago primarily as a result of an increase in gain on sale of investments and loans.  The following table provides a detailed analysis of the changes in the components of non-interest income:

	Three Months Ended December 31,		Increase (Decrease)
	2009	2008	Amounts	Percent
Gain On Sale Of Investments	$300,976	$-	$300,976	100%
Gain On Sale Of Loans	215,080	107,726	107,354	99.7
Service Fees On Deposit Accounts	347,164	293,327	53,837	18.4
Income From Cash Value Of Life Insurance	90,000	90,000	-	-
Commissions From Insurance Agency	94,544	141,771	(47,227)	(33.3)
Other Agency Income	108,302	85,633	22,669	26.5
Trust Income	105,000	105,000	-	-
Other	236,120	196,893	39,227	19.9)
Total Non-Interest Income	$1,497,186	$1,020,350	$476,836	46.7%

Gain on sale of investments was $301,000 during the quarter ended December 31, 2009 compared to zero in the same period one year earlier. The gain resulted from the sale of 28 investment securities during the three month period. Based on an analysis of the portfolio,

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

the Company was able to maximize return by selling securities with short average lives as a result of call features or securities with adjustable rates scheduled to reprice down in the near future.

Gain on sale of loans increased $107,000 to $215,000 during the three months ended December 31, 2009 compared to the same period one year ago as a result of an increase in the volume of fixed rate residential mortgage loans originated and sold. The increase in volume is primarily attributable to an increase in refinancing activity as a result of the current low interest rate environment. Service fees on deposit accounts increased $54,000 to $347,000 for the quarter ended December 31, 2009 compared to the same quarter in 2008. Income from cash value of life insurance was $90,000 for the three months ended December 31, 2009 and 2008, respectively.

Commissions from insurance decreased $47,000 to $95,000 during the three months ended December 31, 2009 compared to the same period one year ago. The Company sold the South Augusta office of its insurance subsidiary, Security Federal Insurance, during the first quarter of the fiscal year, which resulted in the loss of premium income associated with this location.  Other agency income increased $23,000 or 26.5% to $108,000 for the three months ended December 31, 2009 compared to $86,000 for the same period in the prior year. The increase in other agency income is a result of the continued growth and expansion of the Company’s insurance subsidiary and specifically the premium finance business.

Trust income was $105,000 during the three months ended December 31, 2009 and 2008, respectively. Other miscellaneous income including credit life insurance commissions, safe deposit rental income, annuity and stock brokerage commissions, trust fees, and other miscellaneous fees, increased $39,000 to $236,000 during the three months ended December 31, 2009 compared to the same period one year ago.

General and Administrative Expenses – General and administrative expenses increased $333,000 or 6.3% to $5.6 million for the three months ended December 31, 2009 from $5.2 million for the same period one year ago.  The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

	Three Months Ended December 31,		Increase (Decrease)
	2009	2008	Amounts	Percent
Salaries And Employee Benefits	$3,007,360	$2,949,973	$57,387	1.9%
Occupancy	497,423	500,193	(2,770)	(0.6)
Advertising	102,946	155,088	(52,142)	(33.6)
Depreciation And Maintenance Of Equipment	433,734	380,470	53,264	14.0
FDIC Insurance Premiums	366,000	201,882	164,118	81.3
Amortization of Intangibles	22,500	22,500	-	-
Mandatorily Redeemable Financial Instrument Valuation Expense	65,000	45,000	20,000	44.4
Loss On Sale Of Repossessed Assets Acquired In Settlement Of Loans	3,742	11,600	(7,858)	(67.7)
Other	1,078,312	977,797	100,515	10.3
Total General And Administrative Expenses	$5,577,017	$5,244,503	$332,514	6.3%

Salary and employee benefits increased $57,000 or 1.9% to $3.0 million for the three months ended December 31, 2009 from $2.9 million for the same period one year ago. This increase was primarily the result of standard annual cost of living increases offset by a decrease in the number of employees employed by the Company. At December 31, 2009, the Company had 224 full time equivalent employees compared to 232 full time equivalents at December 31, 2008.

Occupancy decreased 0.6% to $497,000 for the three months ended December 31, 2009 from $500,000 for the same period one year ago. Advertising expense decreased $52,000 to $103,000 for the three months ended December 31, 2009 from $155,000 for the same period one year ago.  These decreases were a result of the Company’s efforts to control expenses during the quarter.

Depreciation and maintenance expense increased $53,000 or 14.0% to $434,000 for the three months ended December 31, 2009 from $380,000 for the same period one year ago. FDIC insurance premiums increased $164,000 or 81.3% to $366,000 for the three month period ended December 31, 2009 compared to $202,000 for the same period a year ago.

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Mandatorily redeemable financial instrument valuation expense was $65,000 for the three months ended December 31, 2009 compared to $45,000 for the same period one year earlier. Based on its terms, the mandatorily redeemable financial instrument is redeemable at the greater of $26 per share or one and a half times the book value of the Company. The Company recorded a valuation expense to properly reflect the fair value of the instrument at December 31, 2009 based on the book value.

Other general and administrative expenses increased $101,000 or 10.3% to $1.1 million for the three months ended December 31, 2009 compared to $978,000 for the same period one year ago.

Provision For Income Taxes – Provision for income taxes increased $142,000 or 56.2% to $395,000 for the three months ended December 31, 2009 from $253,000 for the same period one year ago.  Income before income taxes was $957,000 for the three months ended December 31, 2009 compared to $742,000 for the three months ended December 31, 2008.  The Company’s combined federal and state effective income tax rate for the current quarter was 41.3% compared to 34.1% for the same quarter one year ago. Expense associated with the valuation of the mandatorily redeemable financial instrument is not tax deductible.

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008

Net Income - Net income available to common shareholders decreased $1.3 million or 61.6% to $787,000 for the nine months ended December 31, 2009 compared to $2.0 million for the nine months ended December 31, 2008.  The decrease in net income was primarily the result of the Company’s decision to increase the allowance for loan losses in conjunction with an increase in general and administrative expenses attributable primarily to increased FDIC insurance premiums. These factors were offset slightly by an increase in the Company’s net interest margin and an increase in non-interest income.

Net Interest Income - Despite the negative impact of rising credit costs, the Company’s core performance improved during the nine months ended December 31, 2009. The net interest margin increased 39 basis points to 2.95% for the nine months ended December 31, 2009 compared to 2.56% for the comparable period in the previous year.

Net interest income increased $4.4 million or 27.2% to $20.4 million during the nine months ended December 31, 2009, compared to $16.1 million during the same period in 2008. The increase is a result of a decrease in interest expense offset by a slight decrease in interest income. Average interest-earning assets increased $87.8 million to $924.4 million while average interest-bearing liabilities increased $69.4 million to $863.5 million.  The interest rate spread was 2.79% and 2.39% during the nine months ended December 31, 2009 and 2008, respectively.

Interest Income - Total interest income decreased $348,000 or 1.0% to $36.1 million during the nine months ended December 31, 2009 from $36.4 million for the same period in 2008.  Total interest income on loans decreased $387,000 or 1.5% to $26.1 million during the nine months ended December 31, 2009 as a result of the yield in the loan portfolio decreasing 57 basis points in connection with lower market interest rates generally, offset by the average loan portfolio balance increasing $45.9 million.  Interest income from mortgage-backed securities increased $591,000 or 7.8% to $8.2 million as a result of an increase in the average balance of the portfolio of $36.7 million offset by a 40 basis point decrease in the yield in the mortgage-backed portfolio.   Interest income from investment securities decreased $543,000 or 23.0% to $1.8 million as a result of a 138 basis point decrease in the yield.  The average balance of the investment securities portfolio increased $6.4 million to $73.8 million for the nine months ended December 31, 2009 from $67.4 million for the comparable period in 2008.  Interest income on overnight time deposits decreased $9,000 as a result of a decrease in the yield and average balance of overnight time deposits.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the nine months ended December 31, 2009 and 2008:

	Nine Months Ended December 31,
	2009		2008
	Average Balance	Yield	Average Balance	Yield	Increase (Decrease) In Interest And Dividend Income From 2008
Loans Receivable, Net	$603,913,556	5.76%	$558,021,225	6.33%	$(386,840)
Mortgage-Backed Securities	245,980,360	4.43	209,265,802	4.83	591,027
Investments	73,796,185	3.29	67,408,412	4.67	(542,722)
Overnight Time Deposits	755,359	0.07	1,931,124	0.68	(9,430)
Total Interest-Earning Assets	$924,445,460	5.20%	$836,626,563	5.81%	$(347,965)

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Interest Expense - Total interest expense decreased $4.7 million or 23.2% to $15.6 million during the nine months ended December 31, 2009 compared to $20.4 million for the same period one year earlier.  The decrease in total interest expense is attributable to the decreases in interest rates paid, reflecting a lower market interest rate environment, despite an increase in the amount of interest-bearing deposits, and borrowings.  Interest expense on deposits decreased $3.4 million or 24.6% during the period as average interest bearing deposits grew $65.6 million to $624.0 million compared to the average balance of $558.4 million for the nine months ended December 31, 2008, and the cost of deposits decreased 108 basis points. The decrease in the cost of deposits was primarily a result of maturing certificates that repriced at lower rates during the period. Interest expense on advances and other borrowings decreased $1.3 million or 20.8% to $5.0 million as the cost of debt outstanding decreased 79 basis points during the nine months ended December 31, 2009 compared to $6.3 million for the same period in 2008 while average borrowings outstanding increased approximately $3.1 million.

Interest expense on senior convertible debentures was $41,000 for the nine months ended December 31, 2009 compared to zero for the same period in the prior year. The Company issued $6.1 million in 8% senior convertible debentures on December 1, 2009. Interest expense on junior subordinated debentures was $182,000 for the nine months ended December 31, 2009 compared to $223,000 for the same period one year ago.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the nine months ended December 31, 2009 and 2008:

	Nine Months Ended December 31,
	2009		2008
	Average Balance	Yield	Average Balance	Yield	Increase (Decrease) In Interest Expense From 2008
Now And Money Market Accounts	$223,134,518	1.17%	$202,900,887	1.98%	$(1,045,675)
Statement Savings Accounts	17,329,303	0.45	16,106,786	0.75	(31,941)
Certificates Accounts	383,526,603	2.93	339,425,711	4.22	(2,328,593)
FHLB Advances, TAF Advances And Other Borrowed Money	233,703,084	2.84	230,557,226	3.63	(1,308,004)
Senior Convertible Debentures	685,833	7.89	-	-	40,560
Junior Subordinated Debentures	5,155,000	4.72	5,155,000	5.77	(40,638)
Total Interest-Bearing Liabilities	$863,534,341	2.41%	$794,145,610	3.42%	$(4,714,291)

Provision for Loan Losses – The provision for loan losses was $5.5 million for the nine months ended December 31, 2009 compared to $1.0 million for the same period in the prior year. This increase reflects the Company’s concern for deteriorating economic conditions in the local economy coupled with an increase in non-performing assets within its loan portfolio. The following table details selected activity associated with the allowance for loan losses for the nine months ended December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Beginning Balance	$10,181,599	$8,066,762
Provision	5,475,000	1,025,000
Charge-offs	(1,718,860)	(444,409)
Recoveries	27,040	26,174
Ending Balance	$13,964,779	$8,673,527

Annualized net charge-offs as a percent of gross loans were 0.37% for the nine months ended December 31, 2009 compared to 0.12% for the year ended March 31, 2009 and 0.09% for the nine months ended December 31, 2008. Management of the Bank continues to be concerned about current market conditions and closely monitors the loan portfolio on an ongoing basis to proactively identify any potential issues. The average balance of impaired loans was $33.2 million for the nine months ended December 31, 2009 compared to $7.4 million for the same period in the prior year.

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Non-Interest Income - Non-interest income increased $1.1 million or 35.7% to $4.3 million for the nine months ended December 31, 2009 from $3.2 million for the same period one year ago.  The following table provides a detailed analysis of the changes in the components of non-interest income:

	Nine Months Ended December 31,		Increase (Decrease)
	2009	2008	Amounts	Percent
Gain On Sale Of Investments	$675,101	$126,440	$548,661	433.9%
Gain On Sale Of Loans	811,545	335,444	476,101	141.9
Service Fees On Deposit Accounts	935,846	850,720	85,126	10.0
Income From Cash Value Of Life Insurance	270,000	268,492	1,508	0.6
Commissions From Insurance Agency	341,874	474,901	(133,027)	(28.0)
Other Agency Income	349,813	208,651	141,162	67.7
Trust Income	315,000	315,000	-	-
Other	645,340	622,512	22,828	3.7
Total Non-Interest Income	$4,344,519	$3,202,160	$1,142,359	35.7%

Gain on sale of investments was $675,000 for the nine months ended December 31, 2009 compared to $126,000 in the comparable period in the prior year as a result of the sale of 50 investment securities. Based on an analysis of the portfolio, the Company was able to maximize return by selling securities with short average lives as a result of call features or securities with an adjustable rate scheduled to reprice down in the near future. The Company sold 11 securities in the same period in the prior year.

Gain on sale of loans increased $476,000 to $812,000 during the nine months ended December 31, 2009 compared to the same period one year ago. This increase is attributable to the increase in the origination and sale of fixed rate residential mortgage loans that is the result of the continued low interest rate environment. Service fees on deposit accounts increased $85,000 to $936,000 for the nine months ended December 31, 2009, compared to the same period in 2008. Commissions from insurance agency decreased $133,000 during the nine months ended December 31, 2009 compared to the same period one year ago. Other agency income increased $141,000 or 67.7% to $350,000 for the nine months ended December 31, 2009 compared to $209,000 for the same period in 2008. Trust income remained constant at $315,000 during the nine months ended December 31, 2009 and 2008, respectively.

Other miscellaneous income including credit life insurance commissions, safe deposit rental income, annuity and stock brokerage commissions, trust fees, and other miscellaneous fees, increased $23,000 to $645,000 during the nine months ended December 31, 2009 compared to the same period one year ago.

General and Administrative Expenses – General and administrative expenses increased $1.6 million or 10.6% to $16.7 million for the nine months ended December 31, 2009 from $15.1 million for the same period one year ago.  The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

	Nine Months Ended December 31,		Increase (Decrease)
	2009	2008	Amounts	Percent
Salaries And Employee Benefits	$8,828,625	$8,565,480	$263,145	3.1%
Occupancy	1,490,587	1,490,879	(292)	0.0
Advertising	318,875	402,765	(83,890)	(20.8)
Depreciation And Maintenance Of Equipment	1,316,130	1,222,304	93,826	7.7
FDIC Insurance Premiums	1,473,000	549,227	923,773	168.2
Amortization of Intangibles	67,500	67,500	-	-
Mandatorily Redeemable Financial Instrument Valuation Expense	109,000	105,000	4,000	3.8
Loss On Sale Of Repossessed Assets Acquired In Settlement Of Loans	64,846	18,890	45,956	243.3
Other	3,080,447	2,719,836	360,611	13.3
Total General And Administrative Expenses	$16,749,010	$15,141,881	$1,607,129	10.6%

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Salary and employee benefits increased $263,000 to $8.8 million for the nine months ended December 31, 2009 from $8.6 million for the same period one year ago.  Occupancy decreased slightly to $1.5 million for the nine month period ended December 31, 2009 compared to the same period one year ago. These changes were primarily the result of standard annual cost of living increases offset by a decrease in the number of employees employed by the Company.

Depreciation and maintenance expense increased $94,000 or 7.7% to $1.3 million for the nine months ended December 31, 2009 from $1.2 million for the same period one year ago. Advertising expense decreased $84,000 to $319,000 for the nine months ended December 31, 2009 from $403,000 for the same period one year ago.  The decrease can be attributed to the Company’s effort to reduce expenses during the period.

FDIC insurance premiums increased $924,000 or 168.2% to $1.5 million for the nine month period ended December 31, 2009 compared to the same period a year ago. The Company recorded $425,000 in additional FDIC insurance premiums as a result of a one-time special assessment mandated by the FDIC to help replenish the government’s deposit insurance fund. This amount was in addition to the regular quarterly assessment amount. The special assessment applied to all federally insured depository institutions and is calculated based on 5% of an assessment base determined relative to asset size.

Mandatorily redeemable financial instrument valuation expense was $109,000 for the nine months ended December 31, 2009 compared to $105,000 for the same period one year earlier. Based on its terms, the mandatorily redeemable financial instrument is redeemable at the greater of $26 per share or one and a half times the book value of the Company. The Company recorded a valuation expense to properly reflect the fair value of the instrument at December 31, 2009 based on the book value.

Provision For Income Taxes – Provision for income taxes remained relatively stable at $1.0 million for the nine months ended December 31, 2009 and 2008, increasing $12,000 or 1.1%.  Income before income taxes was $2.6 million for the nine months ended December 31, 2009 compared to $3.1 million for the nine months ended December 31, 2008.  The Company’s combined federal and state effective income tax rate for the nine month ended December 31, 2009 was 40.9% compared to 33.3% for the same period one year earlier.

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

During the nine months ended December 31, 2009, loan repayments exceeded loan disbursements resulting in a $21.5 million or 3.5% decrease in total net loans receivable.  During the nine months ended December 31, 2009, deposits increased $11.1 million, TAF advances increased $30.0 million, and FHLB advances decreased $47.7 million. The Bank had $118.1 million in additional borrowing capacity at the FHLB at the end of the period.  At December 31, 2009, the Bank had $312.4 million of certificates of deposit maturing within one year.  Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed.

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

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

As of December 31, 2009 and March 31, 2009, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank had to maintain total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage ratios at 10%, 6%, and 5%, respectively.  There are no conditions or events that management believes have changed the Bank’s classification.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2009:

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total

Unused lines of credit	$1,802	$3,746	$22,829	$28,377	$33,503	$61,880

Standby letters of credit		262	385	647	107	754

Total	$1,802	$4,008	$23,214	$29,024	$33,610	$62,634

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

Item 4T. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that at December 31, 2009 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

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

(b) Changes in Internal Controls: In the quarter ended December 31, 2009, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Our loan portfolio includes commercial real estate loans with a higher risk of loss.

At December 31, 2009 commercial real estate loans were $394.5 million or 64.9% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans.  Repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  Commercial real estate loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  Included within this category are acquisition and development (“A&D”) loans. At December 31, 2009 A&D loans were $23.2 million or 3.8% of our total loan portfolio.  This type of lending contains the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project.  If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences.  Loans on land under development or held for future construction also poses additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  These risks can be significantly impacted by supply and demand conditions.  As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to independently repay principal and interest.  While our origination of these types of loans have decreased significantly in the last two years, we continue to have significant levels of construction loan balances.  Most of our construction loans are for the construction of single family residences.  Reflecting the current slowdown in the residential market, the secondary market for land and construction loans is not readily liquid, so we have less opportunity to mitigate our credit risk by selling part or all of our interest in these loans.  If we foreclose on a construction loan, our holding period for the collateral typically may be longer than we have historically experienced because there are fewer potential purchasers of the collateral.  The decline in the number of potential purchasers has contributed to the decline in the value of these loans. Accordingly, charge-offs on construction and land loans may be larger than those incurred by other segments of our loan portfolio.

Our provision for loan losses and net loan charge offs have increased significantly and we may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

For the quarter and nine months ended December 31, 2009, we recorded a provision for loan losses of $2.5 million and $5.5 million, respectively, compared to $525,000 and $1.0 million for the comparable periods of 2008, respectively.  We also recorded net loan charge-offs of $1.2 million and $1.7 million for the quarter and nine months ended December 31, 2009, respectively, compared to $115,000 and $418,000 for the comparable periods in 2008, respectively.  We are experiencing elevated levels of loan delinquencies and credit losses.  Slower sales, excess inventory and declining prices have been the primary causes of the increase in delinquencies and foreclosures for A&D loans and commercial real estate loans.  At December 31, 2009, our total non-performing assets had increased to $42.8 million compared to $14.9 million at March 31, 2009.  Further, our portfolio is concentrated in A&D loans, commercial business and commercial real estate loans, all of which generally have a higher risk of loss than residential mortgage loans.  If current weak conditions in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses.  Moreover, if the recession is prolonged, we expect that it could severely impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses.  As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

Security Federal Corporation and Subsidiaries

Item 1A   Risk Factors, Continued

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	cash flow of the borrower and/or the project being financed;

•	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;

•	the duration of the loan;

•	the character and creditworthiness of a particular borrower; and

•	changes in economic and industry conditions.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience and certain macroeconomic factors based on management’s expectations of future events; and

•	our specific reserve, based on our evaluation of non-performing loans and their underlying collateral

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  Our allowance for loan losses was 2.44% of total loans outstanding and 35.6% of non-performing loans at December 31, 2009. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and capital.

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

Security Federal Corporation and Subsidiaries

Item 1A      Risk Factors, Continued

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

Additionally, as a potential alternative to special assessments, in September 2009, the FDIC required financial institutions to prepay its estimated quarterly risk-based assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  As a result of this requirement, the Company prepaid $4.3 million in FDIC assessments. This proposal did not immediately impact our earnings as the payment will be expensed over time.

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

Security Federal Corporation and Subsidiaries

Item 1A      Risk Factors, Continued

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

 None

Item 3      Defaults Upon Senior Securities
 None

Item 4      Submission Of Matters To A Vote Of Security Holders

 None

Item 5      Other Information
 None

Security Federal Corporation and Subsidiaries

Item 6     Exhibits
3.1	Articles Of Incorporation, as amended (1)
3.2	Articles of Amendment, Including Certificate of Designation relating to the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A(2)
3.3	Bylaws (3)
4.1	Instruments defining the rights of security holders, including indentures (4)
4.2	Warrant to purchase shares of the Company’s common stock dated December 19, 2008(2)
4.3	Letter Agreement (including Securities Purchase Agreement Standard Terms) dated December 19, 2008 between the Company and the United States Department of the Treasury (2)
4.4	Form of Indenture with respect to the Company’s 8.0% Convertible Senior Debentures Due 2029 (5)
4.5	Specimen Convertible Senior Debenture Due 2029 (5)
10.1	1993 Salary Continuation Agreements (6)
10.2	Amendment One to 1993 Salary Continuation Agreement (7)
10.3	Form of 2006 Salary Continuation Agreement(8)
10.4	1999 Stock Option Plan (3)
10.5	1987 Stock Option Plan (6)
10.6	2002 Stock Option Plan (9)
10.7	2006 Stock Option Plan (10
10.8	2004 Employee Stock Purchase Plan (12)
10.9	Incentive Compensation Plan (6)
10.10	Form of Security Federal Bank Salary Continuation Agreement (13)
10.11	Form of Security Federal Split Dollar Agreement (13)
10.12	2008 Equity Incentive Plan (11)
10.12	Form of Compensation Modification Agreement (2)
14	Code of Ethics (14)
25.0	Form T-1: Statement of Eligibility of Trustee (5)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Filed on June 26, 1998, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K on December 23, 2008.
(3)	Filed on March 2, 2000, as an exhibit to the Company’s Registration Statement on Form S-8 and incorporated herein by reference.
(4)	Filed on August 12, 1987, as an exhibit to the Company’s Registration Statement on Form 8-A and incorporated herein by reference.
(5)	Filed on July 13, 2009 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-160553) and incorporated herein by reference.
(6)	Filed on June 28, 1993, as an exhibit to the Company’s Annual Report on Form 10-KSB and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.
(8)	Filed on May 24, 2006 as an exhibit to the Company’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
(9)	Filed on June 19, 2002, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(10)	Filed on August 22, 2006, as an exhibit to the Company’s Registration Statement on Form S-8 (Registration Statement No. 333-136813) and incorporated herein by reference.
(11)	Filed on June 20, 2008, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(12)	Filed on June 18, 2004, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(13)	Filed on May 24, 2006 as an exhibit to the Current Report on Form 8-K and incorporated herein by reference.
(14)	Filed on June 27, 2008 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated herein by reference.

Security Federal Corporation and Subsidiaries

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.

SECURITY FEDERAL CORPORATION

Date:	February 12, 2010	By:	/s/Timothy W. Simmons
Timothy W. Simmons
President
Duly Authorized Representative

Date:	February 12, 2010	By:	/s/Roy G. Lindburg
Roy G. Lindburg
CFO
Duly Authorized Representative

45