Form 10-K
period 2010-03-31
SECURITY FEDERAL CORP
filed 2010-06-25
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 0-16120

SECURITY FEDERAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

South Carolina	57-08580504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

238 Richland Avenue West, Aiken, South Carolina	29801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(803) 641-3000

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES        NO    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES        NO    X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      X       No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [ _]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES        NO    X

As of June 15, 2010, there were issued and outstanding 2,461,095 shares of the registrant’s Common Stock, which are traded on the over-the-counter market through the OTC “Electronic Bulletin Board” under the symbol “SFDL.”  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of September 30, 2009, was $23.1 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Annual Report to Stockholders for the Fiscal Year Ended March 31, 2010. (Part II)
2.	Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders. (Part III)

Forward-Looking Statements

This Form 10-K, including information included or incorporated by reference, contents, and future filings by the Company on Form 10-Q, and Form 8-K, and future oral and written statements by the Company and its management may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to:

$
the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets;

$	changes in general economic conditions, either nationally or in our market areas;

$	changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources;

$	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;

$
results of examinations of us by the Office of Thrift Supervision (the “OTS”) or the FDIC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

$	legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;

$	further increases in premiums for deposit insurance;

$	our ability to control operating costs and expenses;

$	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

$	difficulties in reducing risk associated with the loans on our balance sheet;

$	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

$	computer systems on which we depend could fail or experience a security breach;

$	our ability to retain key members of our senior management team;

$	costs and effects of litigation, including settlements and judgments;

$	our ability to implement our branch expansion strategy;

$
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

$	changes in premiums or claims that adversely affect our insurance segment;

$	increased competitive pressures among financial services companies;

i

$	changes in consumer spending, borrowing and savings habits;

$	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

$	our ability to pay dividends on our common stock;

$	adverse changes in the securities markets;

$	inability of key third-party providers to perform their obligations to us;

$
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;

$	future legislative changes in the Troubled Asset Relief Program Capital Purchase Program Capital Purchase Program; and

$	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this document.

These developments could have an adverse impact on our financial position and our results of operations.

Any forward-looking statements are based upon management’s beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included or incorporated by reference in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements.

As used throughout this report, the terms “we”, “our” or “us” refer to Security Federal Corporation and our consolidated subsidiary, Security Federal Bank.

Available Information

The Company provides a link on its investor information page at www.securityfederalbank.com to the Securities and Exchange Commission’s  (“SEC”) website (www.sec.gov) for purposes of providing copies of its annual report to shareholders, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases.  These filings are available free of charge and also can be obtained by calling the SEC at 1-800-SEC-0330.

PART I

Item 1.                      Business

Security Federal Corporation

Security Federal Corporation (the “Company”) was incorporated under the laws of the State of Delaware in July 1987 for the purpose of becoming the savings and loan holding company for  Security Federal Bank (“Security Federal” or the “Bank”) upon the Bank’s conversion from mutual to the stock form (the “Conversion”).  Effective August 17, 1998, the Company changed its state of incorporation from Delaware to South Carolina.

As a South Carolina corporation, the Company is authorized to engage in any activity permitted by South Carolina General Corporation Law.  The Company is a unitary savings and loan holding company.  Through the unitary holding company structure, it is possible to expand the size and scope of the financial services offered beyond those currently offered by the Bank.  The holding company structure also provides the Company with greater flexibility than the Bank would have to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of stock thrift institutions as well as other companies.  There are no current arrangements, understandings or agreements regarding any such acquisition.  Future activities of the Company, other than the continuing operations of Security Federal, will be funded through dividends from Security Federal and through borrowings from third parties.  See “Regulation – Savings and Loan Holding Company Regulation” and “Taxation.” Activities of the Company may also be funded through sales of additional securities or income generated by other activities of the Company.  At this time, there are no plans regarding sales of additional securities or other activities.

At March 31, 2010, the Company had assets of $956.0 million, deposits of $694.3 million and shareholders’ equity of $67.9 million.

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

The principal business of Security Federal is accepting deposits from the general public and originating commercial real estate loans, commercial business loans, consumer loans, as well as mortgage loans to buy or refinance one-to-four family residential real estate.  The Bank also originates construction loans on single-family residences,  multi-family dwellings and projects, and commercial real estate, as well as loans for the acquisition, development and construction of residential subdivisions and commercial projects.

Security Federal’s income is derived primarily from interest and fees earned in connection with its lending activities, and its principal expenses are interest paid on savings deposits and borrowings and operating expenses.

Issuance of Convertible Senior Debentures

On December 1, 2009, the Company issued $6.1 million in convertible senior debentures. The debentures  mature on December 1, 2029 and accrue interest at the rate of 8.0% per annum until maturity or earlier redemption or repayment. Interest on the debentures is payable on June 1 and December 1 of each year, commencing June 1, 2010. The debentures are convertible into the Company’s common stock at a conversion price of $20 per share at the option of the holder at any time prior to maturity.

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

Participation in Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”)

On December 19, 2008, as part of the TARP CPP of the United States Department of the Treasury (“Treasury”), the Company sold to Treasury 18,000 shares of Cumulative Perpetual Preferred Stock, Series A and a warrant to purchase 137,966 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $18.0 million in cash.   For additional information regarding the TARP CPP transaction, see Item 1A, “Risk Factors – Risks Related to Recent Economic Conditions and Governmental Response Efforts – Risks specific to our participation in TARP.”

Selected Consolidated Financial Information

This information is incorporated by reference to page 7 of the 2010 Annual Report to Stockholders (“Annual Report”).

Yields Earned and Rates Paid

This information is incorporated by reference to page 18 of the Annual Report.

Rate/Volume Analysis

This information is incorporated by reference to page 17 of the Annual Report.

Lending Activities

General.  The primary source of revenue for the Bank is interest and fee income from lending activities.  The principal lending activities are making loans on commercial real estate and one-to-four family residential real estate. The Bank originates fixed rate residential real estate loans for sale in the secondary market and adjustable rate mortgage loans to be held in its portfolio.  The Bank also originates construction loans on single family residences, multi-family dwellings and commercial real estate, and loans for the acquisition, development and construction of residential subdivisions and commercial projects.   To a lesser extent, the Bank originates consumer loans and commercial business loans.

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

Loan Portfolio Composition.  The following table sets forth information concerning the composition of the Bank’s loan portfolio in dollar amounts and in percentages by type of loan, and presents a reconciliation of total loans receivable before net items.

	At March 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
TYPE OF LOAN:

Fixed rate loans
Residential real estate	$11,488	2.0%	$13,738	2.2%	$12,036	2.3%	$11,620	2.6%	$11,594	3.0%
Commercial business and
commercial real estate	280,702	47.9	239,076	38.1	154,558	28.9	126,987	28.2	99,446	25.4
Consumer	30,223	5.1	33,881	5.4	37,026	6.9	37,123	8.2	32,342	8.3
Total fixed rate loans	322,413	55.0	286,695	45.7	203,620	38.1	175,730	39.0	143,382	36.7

Adjustable rate loans
Residential real estate	109,930	18.7	118,955	19.0	122,123	22.9	115,422	25.7	111,753	28.6
Commercial business and
commercial real estate	115,831	19.8	186,359	29.7	178,829	33.4	132,221	29.4	109,768	28.0
Consumer	38,303	6.5	35,144	5.6	29,806	5.6	26,687	5.9	26,271	6.7
Total adjustable rate loans	264,064	45.0	340,458	54.3	330,758	61.9	274,330	61.0	247,792	63.3
Total loans	586,477	100.0%	627,153	100.0%	534,378	100.0%	450,060	100.0%	391,174	100.0%

Less
Loans in process	5,620		5,602		8,064		6,443		9,185
Deferred fees and discounts	151		279		315		281		175
Allowance for loan losses	12,307		10,182		8,067		7,297		6,705
Total loans receivable	$568,399		$611,090		$517,932		$436,039		$375,109

The total amount of loans due after March 31, 2011, which have predetermined or fixed interest rates is $205.8 million, while the total amount of loans due after that date which have floating or adjustable interest rates is $189.2 million.

The following table sets forth information concerning the composition of the Bank’s loan portfolio in dollar amounts and in percentages by type of loan, and presents a reconciliation of total loans receivable before net items.

	At March 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
TYPE OF LOAN:

Real Estate Loans:
Residential real estate	$105,170	17.9%	$115,507	18.4%	$116,184	21.7%	$109,532	24.3%	$99,561	25.4%
Owner occupied residential
construction	16,248	2.8	17,186	2.8	17,975	3.4	17,510	3.9	23,786	6.1
Total residential real estate loans	121,418	20.7	132,693	21.2	134,159	25.1	127,042	28.2	123,347	31.5

Commercial business	17,813	3.0	21,032	3.3	22,070	4.1	23,856	5.3	21,772	5.6
Commercial real estate	366,002	62.4	392,087	62.5	300,406	56.2	231,663	51.5	186,208	47.6
Multi-family	12,718	2.2	12,316	2.0	10,911	2.1	3,689	0.8	1,234	0.3
	396,533	67.6	425,435	67.8	333,387	62.4	259,208	57.6	209,214	53.5
Consumer loans:
Deposit account	985	0.2	757	0.1	1,569	0.3	1,647	0.4	1,180	0.3
Home equity lines	29,944	5.1	28,298	4.5	22,693	4.2	20,086	4.4	20,059	5.1
Consumer first and second mortgages	18,545	3.1	12,835	2.1	19,076	3.6	22,868	5.1	22,144	5.7
Premium finance	406	0.1	532	0.1	778	0.1	892	0.2	--	--
Other	18,646	3.2	26,603	4.2	22,716	4.3	18,317	4.1	15,230	3.9
Total consumer loans	68,526	11.7	69,025	11.0	66,832	12.5	63,810	14.2	58,613	15.0
Total loans	586,477	100.0%	627,153	100.0%	534,378	100.0%	450,060	100.0%	391,174	100.0%

Less:
Loans in process	5,620		5,602		8,064		6,443		9,185
Deferred fees and discounts	151		279		315		281		175
Allowance for loan losses	12,307		10,182		8,067		7,297		6,705
Total loans receivable	$568,399		$611,090		$517,932		$436,039		$375,109

The following schedule illustrates the maturities of Security Federal’s loan portfolio at March 31, 2010.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period when the contract is due.  This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.
	At March 31, 2010
	Residential Real Estate	Residential/ Real Estate Construction Loans	Commercial Construction and Acquisition and Development Loans	Consumer	Commercial Business and Commercial Real Estate	Total
	(In Thousands)

Six months or less (1)	$1	$38,982	$24,419	$9,015	$64,387	$136,804
Over six months to one year	12	8,675	3,415	2,303	34,648	49,053
Over one year to three years	682	--	209	9,488	94,909	105,288
Over three to five years	797	--	--	7,472	94,268	102,537
Over five to ten years	2,485	--	--	8,895	30,681	42,061
Over ten years	95,573	--	--	31,353	18,188	145,114
Total (2)	$99,550	$47,657	$28,043	$68,526	$337,081	$580,857
___________
(1)	Includes demand loans, loans having no stated maturity, overdraft loans and equity line of credit loans.
(2)	Loan amounts are net of undisbursed funds for loans in process of $5.6 million.

Loan Originations, Purchases and Sales.  The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the years indicated.

	Year Ended March 31,
	2010	2009	2008	2007	2006
	(In Thousands)
Originated:
Adjustable rate – residential real estate	$27,644	$34,571	$47,432	$40,380	$45,259
Fixed rate – residential real estate (1)	65,229	48,689	39,268	30,542	28,946
Consumer	19,450	30,366	31,663	34,748	33,621
Commercial business and commercial real estate	289,246	350,505	311,839	283,749	198,360
Total consumer/commercial business real estate	308,696	380,871	343,502	318,497	231,981
Total loans originated	401,569	464,131	430,202	389,419	306,186

Purchased	--	--	15,618	10,200	5,060

Acquired in acquisition of Collier Jennings Financial Corporation	--	--	--	708	--

Less:
Sold:
Fixed rate – residential real estate	67,779	45,273	38,502	30,333	29,903
Fixed rate – commercial real estate	--	--	4,695	8,106	--
Adjustable rate – commercial real estate	--	--	4,000	3,240	2,300
Principal repayments	374,466	326,083	315,108	299,763	225,830
Increase (decrease) in other items, net	2,015	(383)	1,622	(2,044)	(5,007)

Net increase (decrease)	$(42,691)	$93,158	$81,893	$60,929	$58,220
___________
(1)	Includes newly originated fixed rate loans held for sale and construction/permanent loans converted to fixed rate loans and sold.

In addition to interest earned on loans, the Bank receives loan origination fees or “points” for originating loans.  Loan points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for the creation of the loan.  The Bank’s loan origination fees are generally 1% on conventional residential mortgages, and 0.25% to 1% on commercial real estate loans and commercial business loans.  The total fee income (including amounts amortized to income as yield adjustments) for the fiscal year ended March 31, 2010 was $454,000.

Loan origination and commitment fees are volatile sources of income.  These fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in mortgage markets, which in turn are governed by the demand for and availability of money.

The following table shows deferred mortgage loan origination fees recognized as income by the Bank expressed as a percentage of the dollar amount of total mortgage loans originated (and retained in the Bank’s portfolio) and purchased during the periods indicated and the dollar amount of deferred loan origination fees at the end of each respective period.

	At or For the Year Ended March 31,
	2010	2009	2008
	(Dollars in Thousands)

Net deferred mortgage loan origination fees earned during the period (1)	$88	$93	$103

Mortgage loan origination fees earned as a percentage of total portfolio
mortgage loans originated during the period	0.3%	0.3%	0.2%

Net deferred mortgage loan origination fees in loan portfolio at end of period	$86	$103	$115
___________
(1)	Includes amounts amortized to interest income as yield adjustments; does not include fees earned on loans sold.

The Bank also receives other fees and charges related to existing loans, conversion fees, assumption fees, late charges and other fees collected in connection with a change in borrower or other loan modifications.

Security Federal currently sells substantially all conforming fixed rate loans with terms of 15 years or greater in the secondary mortgage market.  These loans are sold in order to provide a source of funds and as one of the strategies available to close the gap between the maturities of the Bank’s interest-earning assets and interest-bearing liabilities.  Currently, most fixed rate, long-term mortgage loans are being originated based on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) underwriting standards.

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

In fiscal 2010, Security Federal sold $67.8 million in fixed rate residential loans on a servicing released basis in the secondary market.  Loans closed but not yet settled with Freddie Mac or other investors, are carried in the Bank’s “loans held for sale” portfolio.  At March 31, 2010, the Bank had $3.2 million of loans held for sale.  These loans are fixed rate residential loans that have been originated in the Bank’s name and have closed.  Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Bank’s customers.  Therefore, these loans present very little market risk for the Bank.  The Bank usually delivers to, and receives funding from, the investor within 30 days.  Security Federal originates all of its loans held for sale on a “best efforts” basis.  Best efforts means that the Bank suffers no penalty if it is unable to deliver a loan to a potential investor.

The Bank also originates and holds adjustable and fixed rate construction loans. The construction loans are for one year terms.  At March 31, 2010, the Bank held $16.2 million, or 2.8% of the total loan portfolio, in construction loans to individuals in its residential portfolio. Construction loans to individuals, also known as construction/permanent loans, generally have a construction period of one year or less where the borrower pays interest only during that period.  At the end of construction, the loan converts to a one year ARM or a three year/one year ARM.  At that time, the borrower also has a one time option to convert the loan to a fixed rate loan, which is then sold immediately to the secondary market. At March 31, 2010, the Bank also held approximately $6.6 million in longer term fixed rate residential mortgage loans.  These loans, which were 1.1% of the entire loan portfolio at March 31, 2010, had converted from ARM  loans to fixed rate loans during the previous 60 months, and had remaining maturities of 10 to 29 years.  The Bank no longer originates ARM loans with conversion features that are not sold on the secondary market upon conversion.

Loan Solicitation and Processing.  The Bank actively solicits mortgage loan applications from existing customers, real estate agents, builders, real estate developers and others.  The Bank also receives mortgage loan applications as a result of customer referrals and from walk-in customers.

Detailed loan applications are obtained to determine the borrower’s creditworthiness and ability to repay.  The more significant items on loan applications are verified through the use of credit reports, financial statements and confirmations.  After analysis of the loan application and property or collateral involved, including an appraisal of the property (residential appraisals are obtained through independent fee appraisers), the lending decision is made in accordance with the underwriting guidelines of the Bank.  These guidelines are generally consistent with Freddie Mac and Fannie Mae guidelines for residential real estate loans.  With respect to commercial real estate loans, the Bank also reviews the capital adequacy of the business, the income potential of the property, the ability of the borrower to repay the loan and honor its other obligations, and general economic and industry conditions.

Upon receipt of a loan application and all required related information from a prospective borrower, the loan application is submitted for approval or rejection.  The residential mortgage loan underwriters approve loans which meet Freddie Mac and Fannie Mae underwriting requirements, not to exceed $417,000 per loan, Federal Housing Administration (“FHA”) loans not to exceed $271,050 and Veterans’ Administration (“VA”) loans not to exceed $417,000. The Chairman of the Company, the Chief Executive Officer of the Bank, or the President of the Bank individually have the authority to approve loans of $500,000 or less, except as set forth above for conforming conventionally underwritten, single family mortgage loans, which are approved by the underwriters.  The two Executive Vice Presidents/Lending and the Senior Vice President/Mortgage Lending have the authority to approve loans up to $500,000.  Loans in excess of $500,000 up to $1.0 million require the approval of any three of the following:  Chairman of the Company, the Chief Executive Officer of the Bank, the President of the Bank , the Senior Vice President/Mortgage Lending, either of the two Executive Vice Presidents/Lending, or any of the other members of the Executive Committee.  Any loan in an amount in excess of $1.0 million must be approved by the Bank’s Executive Committee, which operates as the Bank’s Loan Committee.  The loan approval limits shown are the aggregate of all loans to any one borrower or entity, not including loans that are the borrower’s primary residence, and are conventionally underwritten.

The general policy of Security Federal is to issue loan commitments to qualified borrowers for a specified time period.  These commitments are generally for a period of 45 days or less.  With management approval, commitments may be extended for a up to 45 days.  As of March 31, 2010, Security Federal had $494,000 of residential mortgage loan commitments for portfolio loans issued (excluding undisbursed portions of construction loans in process).  Security Federal had outstanding commitments available on retail lines of credit (including home equity and other consumer loans) totaling $29.3 million as of March 31, 2010.  See Note 17 of the Notes to Consolidated Financial Statements contained in the Annual Report.

Permanent Residential Mortgage Lending.  Permanent residential real estate mortgage loans constituted approximately 17.9% of the Bank’s total outstanding loan portfolio at March 31, 2010.

Security Federal offers a variety of ARMs which offer adjustable rates of interest, payments, loan balances or terms to maturity which vary according to specified indices.  The Bank’s ARMs generally have a loan term of 15 to 30 years with initial rate adjustments every one, three, five or seven years during the term of the loan.  After the initial rate adjustment, the loan rate then adjusts annually.  Most of the Bank’s ARMs contain a 200 basis point limit as to the maximum amount of change in the interest rate at any adjustment period and a 500 or 600 basis point limit over the life of the loan. The Bank generally originates ARMs to hold in its portfolio.  These  loans are generally made consistent with Freddie Mac and Fannie Mae guidelines.  At March 31, 2010, residential ARMs totaled $109.9 million, or 18.7% of the Bank’s loan portfolio.  For the year ended March 31, 2010, the Bank originated $92.9 million in residential real estate loans, 29.8% of which had adjustable rates of interest.

There are unquantifiable risks resulting from possible increased costs to the borrower as a result of periodic repricing.  Despite the benefits of ARMs to the Bank’s asset/liability management program, these loans also pose potential additional risks, primarily because as interest rates rise, the underlying payment by the borrower rises, increasing the potential for default.  At the same time, marketability of the underlying property may be adversely affected by higher interest rates.

When making a one- to four-family residential mortgage loan, the Bank evaluates both the borrower’s creditworthiness and his or her general ability to make principal and interest payments, and the value of the property that will secure the loan.  The Bank generally makes loans on one- to four-family residential properties in amounts of 95% or less of the appraised value thereof.  Where loans are made in amounts which exceed 80% of the appraised value of the underlying real estate, the Bank’s general policy is to require private mortgage insurance on the portion of the loan in excess of 80% of the appraised value.  In general, the Bank restricts its residential lending to South Carolina and the nearby Augusta, Georgia market.

The Bank also provides construction financing for single family dwellings to owner-occupants.  Construction loans are generally made for periods of six months to one year with either adjustable or fixed rates.  At March 31, 2010, residential construction loans on one- to four-family dwellings to owner-occupants totaled $16.2 million, or 2.8%, of the Bank’s loan portfolio. On loans of this type, the Bank seeks to evaluate the financial condition and prior performance of the builder, as well as the borrower’s creditworthiness and his or her general ability to make principal and interest payments, and the value of the property that will secure the loan.  On construction loans offered to individuals (non-builders), the Bank offers a construction/permanent loan.  The construction portion of the loan has an adjustable rate (typically prime) or a fixed rate (typically prime plus  0.25%) during the construction period.  The borrower typically pays interest on the loan during the construction phase.  During the current year, because the prime rate was so low, the Bank added a floor of 5% or 6% to these construction loans. After construction, the loan then automatically converts to a one year ARM and on a three year/one year ARM loan.  The borrower also has the option, after the construction period only, to convert the loan to a fixed rate loan which the Bank then sells on the secondary market immediately on a service released basis.

Commercial Business and Commercial Real Estate Loans.  The commercial business loans originated by the Bank are primarily secured by business equipment, furniture and fixtures, inventory and receivables or are unsecured. At March 31, 2010, the Bank had $17.8 million, or 3.0%, of the Bank's total loan portfolio, in commercial business loans.  A total of $3.8 million, or 21.6% of these loans were unsecured at March 31, 2010.

The commercial real estate loans originated by the Bank are primarily secured by non-residential commercial properties, churches, hotels, residential developments, single family construction loans to builders for speculative or pre-sold homes, lot loans to builders, income property developments, and undeveloped land.  At March 31, 2010, the Bank had $366.0 million, or 62.4%, of the Bank's total loan portfolio, in commercial real estate loans. Included in these loans at March 31, 2010 is $22.2 million in acquisition and development loans with terms of typically two to three years. Also included in commercial real estate loans is $31.4 million in loans for the construction of single family dwellings to builders with a term of typically one year.

The multi-family commercial real estate loans originated by the Bank are primarily secured by commercial residential properties including apartment complexes, condominiums or townhouses, and loans for acquisition and development of, or improvements to multi-family residential properties. At March 31, 2010, the Bank had $12.7 million, or 2.2%, of the Bank's total loan portfolio, in multi-family commercial loans.

The following table summarizes the Bank’s commercial business, commercial real estate and multi-family loans by geographic market area at March 31, 2010.

	Aiken	Midlands,	Augusta,
	County	SC	GA	Other	Total
	(In Thousands)

Commercial real estate	$146,145	$93,331	$70,236	$56,290	$366,002
Multi-family	2,683	4,416	2,103	3,516	12,718
Commercial business	10,686	3,839	2,879	409	17,813
Total	$159,514	$101,586	$75,218	$60,215	$396,533

Loans secured by commercial real estate are typically written for terms of 10 to 20 years.  Commercial loans not secured by real estate are typically based on terms of three to 60 months.  Both commercial real estate loans and commercial loans not secured by real estate can be originated on adjustable or fixed rate terms.  Adjustable rates are tied to the prime rate as quoted in the Wall Street Journal and typically adjust on a daily basis.  Recently, the Bank instituted floors of typically 6% on newly originated adjustable rate commercial loans.  If ceilings are used, the loan will typically balloon in 60 months or less.  Fixed rate loans on commercial real estate usually balloon in 36 to 60 months.  Fixed rate loans on non-real estate collateral are generally amortizing in 5 years or less.

Commercial real estate lending entails significant additional credit risk when compared to residential lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers.  Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy.  The Bank previously had a maximum loan-to-value ratio limit of 75% to 85% for commercial real estate loans.  However, due to economic conditions, the Bank recently changed this maximum loan-to-value ratio to 65% to 75%.  In order to minimize the risks associated with this type of loan, the Bank generally limits the maximum loan-to-value ratio to 65% to 75%, appraises the property at the time of the loan by appraisers designated by the Bank, and strictly scrutinizes the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.  Although the creditworthiness of the business and its principals is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan-to-collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans often have equipment, inventory, accounts receivable or other business assets as collateral, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other conditions. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment. The Bank seeks to minimize these risks by strictly scrutinizing the borrower’s current financial condition, ability to pay, past earnings and payment history.  In addition, the current financial condition and payment history of all principals are reviewed.  Typically, the Bank requires the principal or owners of a business to guarantee all loans made to their business by the Bank.  Although the creditworthiness of the business and its principals is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

Federal law restricts the Bank’s permissible lending limits to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus.  At March 31, 2010, the Bank’s lending limit under this restriction was $12.1 million and, at that date, the Bank believes its largest single loan to one borrower, as a result of limited guarantees on the loan, was $9.2 million, which was performing according to its original terms.  There are different methodologies in determining whether the limited guarantees on the loan can be taken into consideration when calculating the amount of the Bank’s loan to one borrower limitation.  If the limited guarantees cannot be considered in determining the amount of the Bank’s loan to one borrower limit, the Bank would have three loan to one borrower relationships of $14.2 million,

$12.4 million and $12.4 million that are in excess of its loan to one borrower lending limit at March 31, 2010. These three lending relationships are current in payment, performing according to their original terms, and are, in management’s opinion, well collateralized.  In light of the different methodologies regarding limited guarantees taken on these loans, the Bank is attempting to reduce its loan to one borrower amounts through the sale of  participations in these loans.

Consumer Loans.  The Bank originates consumer loans for any personal, family or household purpose, including the financing of home improvements, loans to individuals for residential lots for a future home, automobiles, boats, mobile homes, recreational vehicles and education.  The Bank also makes consumer first and second mortgage loans secured by residences.  These loans typically do not qualify for sale in the secondary market, but are generally not considered sub-prime lending. In addition, the Bank offers home equity lines of credit.  Home equity loans are secured by mortgage lines on the borrower’s principal or second residence. Home equity lines are open end lines of credit where the borrowers pay a minimum of interest only monthly on drawn lines.  The terms are for a maximum period of 20 years and the rate is a variable rate tied to prime and flats monthly.  Margins range from zero to one percent.  The Bank recently instituted a floor of 6% on new originations and a maximum loan-to-value ratio of 80% for first mortgages originated by Security Federal and 60% for first mortgages originated by other lenders.  Previously, the maximum loan- to-value ratio was 90%, but was decreased because of the current economic environment.  At March 31, 2010, the Bank had $29.9 million of home equity lines of credit outstanding and $24.9 million of additional commitments of home equity lines of credit.  The Bank also makes secured and unsecured lines of credit available.  Although consumer loans involve a higher level of risk than one- to four-family residential mortgage loans, they generally provide higher yields and have shorter terms to maturity than one- to four-family residential mortgage loans.  At March 31, 2010, the Bank had total consumer loans of $68.5 million, or 11.7% of the Bank’s loan portfolio.

The Bank’s underwriting standards for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan.  The stability of the applicant’s monthly income is determined by verification of gross monthly income from primary employment, and from any verifiable secondary income.  Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

The Bank also has a credit card program.  As of March 31, 2010, the Bank had issued 2,682 Visa credit cards with total approved credit lines of $6.7 million, of which $2.1 million was outstanding on that date.

Loan Delinquencies and Defaults

General.  The Bank’s collection procedures provide that when a real estate loan is approximately 20 days past due, the borrower is contacted by mail and payment is requested.  If the delinquency continues for another 10 days, subsequent efforts are made to contact the delinquent borrower and establish a program to bring the loan current.  In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs.  If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates foreclosure proceedings after the customer has been notified by certified mail.  The Bank institutes the same collection procedure for its commercial real estate loans.  At March 31, 2010, the Bank had property acquired as the result of foreclosures and other property repossessed classified as repossessed assets valued at $10.8 million.

Delinquent Loans.  The following table sets forth information concerning delinquent loans at March 31, 2010.  The amounts presented represent the total remaining principal balances of the delinquent loans (before specific reserves for losses), rather than the actual payment amounts which are overdue.

	Real Estate				Non-Real Estate
							Commercial
	Residential		Commercial		Consumer		Business
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Total
	(Dollars in Thousands, number of loans are actual)
Loans delinquent for:
30 - 59 days	17	$1,834	22	$14,735	63	$1,600	13	$283	$18,452
60 - 89 days	2	559	7	2.724	9	925	1	1	4,209
90 days and over	16	4,344	58	25,480	22	703	7	699	31,226

Total delinquent loans	35	$6,737	87	$42,939	94	$3,228	21	$983	$53,887

Classified Assets.  Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as “substandard,” “doubtful” or “loss” assets.  The regulations require savings associations to classify their own assets and to establish prudent general allowances for loan losses for assets classified “substandard” or “doubtful.”  For the portion of assets classified as “loss,” an institution is required to either establish specific allowances of 100% of the amount classified or charge off such amount.  In addition, the Office of Thrift Supervision (“OTS”) may require the establishment of a general allowance for losses based on assets classified as “substandard” and “doubtful” or based on the general quality of the asset portfolio of an association.  See “Regulation – Federal Regulation of Savings Institutions.”Assets which do not currently expose the savings association to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are designated “special mention” by management.

At March 31, 2010, $65.1 million, or 11.1%, of the Bank’s loans were classified “substandard” compared to $49.6 million, or 7.9%, at March 31, 2009.  At March 31, 2010, $16.6 million were classified as “special mention” compared to $5.2 million at March 31, 2009.  The Bank had no loans classified as “doubtful” or “loss” at March 31, 2010. As of March 31, 2010, there were loans totaling $336,000 which were troubled debt restructurings.  The Bank’s policy is to classify all troubled debt restructurings as substandard.  The Bank’s classification of assets is consistent with OTS regulatory classifications.

Non-performing Assets.  Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful.  In addition, all loans are placed on non-accrual status when the loan becomes 90 days or more contractually delinquent.  All consumer loans more than 90 days delinquent are charged against the consumer loan allowance for loan losses unless there is adequate collateral which is in the process of being repossessed or foreclosed on.  At March 31, 2010, the Bank had $336,000 in troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rate. Other loans of concern are those loans (not delinquent more than 60 days) that management has determined need to be closely monitored as the potential exists for increased risk on these loans in the future.  Nonperforming loans are reviewed monthly on a loan by loan basis.  Charge-offs, whether partial or in full, associated with these loans will vary based on estimates of recovery for each loan.

The following table sets forth the amounts and categories of risk elements in the Bank’s loan portfolio.

	At March 31,
	2010	2009	2008	2007	2006
		(Dollars in Thousands)
Loans Delinquent 60 to 89 Days:
Residential	$559	$621	$94	$621	$182
Consumer	925	124	54	97	5
Commercial business	1	29	8	30	207
Commercial real estate	2,724	3,560	1,031	1,001	213
Total	$4,209	$4,334	$1,187	$1,749	$607
Total as a percentage of total assets	0.44%	0.44%	0.14%	0.24%	0.09%

Non-Accruing Loans Delinquent 90 Days or More:
Residential	$4,344	$1,112	$609	$353	$412
Consumer	703	956	416	142	133
Commercial business	699	2,808	3,826	13	58
Commercial real estate	25,480	8,044	1,168	547	588
Total	$31,226	$12,920	$6,019	$1,055	$1,191
Total as a percentage of total assets	3.27%	1.31%	0.72%	0.14%	0.18%

Troubled debt restructurings	$336	$652	$187	$204	$418
Repossessed assets	$10,773	$1,985	$767	$25	$91
Allowance for loan losses	$12,307	$10,182	$8,067	$7,297	$6,705

At March 31, 2010, there were no accruing loans equal to or greater than 90 days delinquent.

A larger portion of the non-accruing  commercial real estate loan category, or $11.4 million, consisted of 15 loans secured by commercial buildings to 12 separate borrowers.  Of this amount, eight loans totaling $4.0 million were secured by buildings located in the Midlands area of South Carolina; three loans totaling $356,000 were secured by buildings located in Aiken, South Carolina; one loan for $5.5 million was secured by a building located in Charleston, South Carolina; one loan for $622,000 was secured by a building in Florida; one loan for $938,000 was secured by a building in Hardeeville, South Carolina; and one loan for $11,000 was secured by a building in North Augusta, South Carolina.  At March 31, 2010, the largest loan relationship was one loan for $5.5 million which was secured by a first mortgage on an event center located in Charleston, South Carolina.

Of the remaining loans in the non-accruing commercial real estate loan category, $9.3 million was concentrated in construction loans and land acquisition and development type loans (“A&D loans”).  The balance consisted of $6.3 million in A&D loans to three separate borrowers for the development of residential subdivisions in the Midlands area of South Carolina and $3.0 million in loans to 14 separate borrowers secured by builder lots or speculative houses in varying degrees of completion throughout South Carolina.  The remaining $4.8 million in the commercial real estate loan category was secured by first mortgages on one-to-four family principal residences or raw land.

For the fiscal year ended March 31, 2010, the interest income that was not recognized would have been recognized with respect to non-accruing loans, had such loans been current in accordance with their original terms and with respect to troubled debt restructurings, had such loans been current in accordance with their original terms, totaled $665,000 compared to $578,000 for the year ended March 31, 2009.  For the fiscal year ended March 31, 2010 actual interest recorded on these loans amounted to $796,000 compared to $274,000 for the previous year.

Also included in non-accruing loans at March 31, 2010 were 16 residential real estate loans totaling $4.3 million, 36 commercial loan relationships totaling $26.2 million and 25 consumer loans totaling $703,000.  Of the 25 consumer loans on non-accrual status at fiscal year end, no loan or total relationship exceeded $125,000.  Of the 36 commercial loan relationships on non-accrual status at fiscal year end, no loan or total relationship loan exceeded $5.6 million.

The Bank had five loans totaling $336,000 at fiscal year end which were troubled debt restructurings compared to seven loans of $652,000 at March 31, 2009.  The five troubled debt restructurings were four consumer loans totaling $163,000 secured by residential dwellings and a $174,000 commercial loan.  All troubled debt restructurings were current at March 31, 2010.

At March 31, 2010, repossessed assets had an outstanding carrying value of $10.8 million and consisted of 13 single family dwellings, three residential lots, six mobile homes with approximately 15 acres of land, three commercial buildings, a condo development, approximately 35 acres of land and a 55 lot subdivision with an adjacent 17 acres of land.  The Bank is actively marketing the real estate owned. For development properties, the Bank intends to finish the development and sell the lot to a local builder.

Provision for Losses on Loans and Repossessed Assets.  Security Federal recognizes that it will experience credit losses during the course of making loans and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the underlying security for the loan.  The Bank seeks to establish and maintain sufficient reserves for estimated losses on specifically identified loans and real estate where such losses can be estimated.  Additionally, general reserves for estimated possible losses are established on specified portions of the Bank’s portfolio such as consumer loans and higher risk residential construction mortgage loans based on management’s estimate of the potential loss for loans which normally can be classified as higher risk.  Specific and general reserves are based on, among other criteria (1) the risk characteristics of the loan portfolio, (2) current economic conditions on a local as well as a statewide basis, (3) actual losses experienced historically and (4) the level of reserves for possible losses in the future.  Additionally, the Bank maintains a reserve for uncollected interest on loans 90 days or more past due.

At March 31, 2010, total reserves relating to loans were $12.3 million.  In determining the adequacy of the reserve for loan losses, management reviews past experience of loan charge-offs, the level of past due and non-accrual loans, the size and mix of the portfolio, general economic conditions in the market area, and individual loans to identify potential credit problems.  Commercial business, commercial real estate and consumer loans have increased to $465.1 million, or 79.3% of the Bank’s total loan portfolio at March 31, 2010.  Although commercial and consumer loans carry a higher level of credit risk than conventional residential mortgage loans, the level of reserves reflects management’s continuing evaluation of this risk based on upon the Bank’s past loss experience.  At fiscal year end, the Bank’s ratio of loans delinquent more than 60 days to total assets was 3.7%.  A majority of these delinquent loans are considered to be well secured and are in the process of collection.  Management uses four methods or calculations to estimate the adequacy of the reserve using the factors mentioned above.  The reserve is management’s best estimate for the reserve.  There can be no guarantee that the estimate is adequate or accurate.  Management believes that reserves for loan losses are at a level adequate to provide for inherent loan losses.  Although management believes that it has considered all relevant factors in its estimation of future losses, future adjustments to reserves may be necessary if conditions change substantially from the assumptions used in making the original estimations.  Regulators will from time to time evaluate the allowance for loan losses which is subject to adjustment based upon the information available to the regulators at the time of their examinations.

At March 31, 2010, the Bank had no allowance for losses on real estate owned because at the time a property is transferred to real estate owned, the Bank writes the property down to the appraised value less estimated costs to sell the property.  Because of this practice, an allowance is not necessary.

The following table sets forth an analysis of the Bank’s allowance for loan losses.

	At March 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)

Balance at beginning of year	$10,182	$8,067	$7,297	$6,705	$6,284
Allowance acquired in acquisition	--	--	--	22	--
Provision for loan losses	8,155	2,825	895	600	660

Charge-offs:
Residential real estate	283	37	15	9	25
Commercial business and commercial real estate	5,380	370	146	16	159
Consumer	405	338	89	108	117
Total charge-offs	6,068	745	250	133	301

Recoveries:
Residential real estate	3	--	1	--	4
Commercial business and commercial real estate	6	15	83	23	33
Consumer	29	20	41	80	25
Total recoveries	38	35	125	103	62

Balance at end of year	$12,307	$10,182	$8,067	$7,297	$6,705

Ratio of net charge-offs during the year to average loans
outstanding during the year	1.01%	0.12%	0.03%	0.01%	0.07%

The distribution of the Bank’s allowance for loan losses at the dates indicated is summarized in the following table.  The entire allowance is available to absorb losses from all loan categories.

	At March 31,
	2010		2009		2008		2007		2006
	Amount	% of Loans in Each Cate-gory to Total Loans	Amount	% of Loans in Each Cate-gory to Total Loans	Amount	% of Loans in Each Cate-gory to Total Loans	Amount	% of Loans in Each Cate-gory to Total Loans	Amount	% of Loans in Each Cate-gory to Total Loans
	(Dollars in Thousands)

Residential	$2,044	20.7%	$712	21.2%	$665	25.1%	$619	28.2%	$568	31.5%
Consumer	1,039	11.7	3,659	11.0	3,712	12.5	3,339	14.2	3,068	15.0
Commercial business	714	3.0	1,571	3.3	244	4.1	307	5.3	319	5.6
Commercial real estate	8,510	64.6	4,240	64.5	3,446	58.3	3,032	52.3	2,750	47.9
Total	$12,307	100.0%	$10,182	100.0%	$8,067	100.0%	$7,297	100.0%	$6,705	100.0%

Service Corporation

As a federally chartered savings bank, Security Federal is permitted by OTS regulations to invest up to 3% of its assets in the stock of service corporations, provided that any investment in excess of 2% of its assets must be primarily for community, inner-city or community development purposes.  At March 31, 2010, Security Federal’s net investment in its service corporations (including loans to service corporations) totaled $1.9 million.  In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings bank may engage in directly.

Security Federal Insurance, Inc. (“SFINS”).  SFINS, a wholly owned subsidiary of the Bank, was formed during fiscal 2002 and began operating during the December 2001 quarter.  SFINS is an insurance agency offering auto, business, health and  home insurance, and premium finance.   The operations of SFINS are included in the Company’s Consolidated Financial Statements.

Collier Jennings Financial Corporation.  Collier Jennings Financial Corporation is a subsidiary of SFINS, a subsidiary of the Bank, which is described above.  The Company acquired the insurance and premium finance businesses of Collier Jennings Financial Corporation and its subsidiaries, Collier-Jennings, Inc., The Auto Insurance Store, Inc., and Collier-Jennings Premium Pay Plans, Inc. (the “Collier-Jennings Companies”), effective as of June 30, 2006.

Investment Activities

Investment securities.  The Bank has authority to invest in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies, certificates of deposit at insured institutions, bankers’ acceptances and federal funds.  The Bank may also invest a portion of its assets in certain commercial paper and corporate debt securities.  The Bank is also authorized to invest in mutual funds whose assets conform to the investments that a federal thrift institution is authorized to make directly.  See “Regulation – Federal Regulation of Savings Associations.”

As a member of the Federal Home Loan Bank (“FHLB”) System, Security Federal must maintain minimum levels of investments that are liquid assets as defined in Federal regulations.  See “Regulation – Federal Regulation of Savings Institutions – Federal Home Loan Bank System.”  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.

Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.  Management regularly reviews and updates cash flow projections to assure that adequate liquidity is provided.

The following table sets forth the composition of the Company’s portfolio of securities and other investments, not including mortgage-backed securities.

	At March 31,
	2010	2009	2008
	(In Thousands)

Interest bearing deposit at FHLB	$167	$128	$1,846
Total	$167	$128	$1,846

Investment Securities:
Available for Sale:
FHLB securities	$9,370	$15,812	$32,517
Federal Farm Credit Bank securities	4,209	14,634	15,173
Fannie Mae bonds	4,965	2,008	3,006
Freddie Mac bonds	998	--	--
Small Business Administration bonds	37,186	3,367	--
Taxable Municipal bonds	3,226	1,047	--
Equity securities	72	37	89
Total securities available for sale	60,026	36,905	50,785

Held to Maturity:
FHLB securities	4,000	7,000	18,000
Federal Farm Credit Bank securities	--	1,000	2,000
Small Business Administration bonds	4,482	5,355	--
Equity securities	155	155	155
Total securities held to maturity	8,637	13,510	20,155

Total securities (1)	68,663	50,415	70,940
FHLB stock	12,624	12,663	9,497

Total securities and FHLB stock (1)	$81,287	$63,078	$80,437
___________
(1)      Does not include mortgage-backed securities.

At March 31, 2010, the Company did not have any investment securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total book value in excess of 10% of its stockholders’ equity.  Small Business Administration (“SBA”) bonds increased $32.9 million during fiscal 2010.  SBA bonds are backed by the full faith and credit of the U.S. government and carry a zero percent risk base when calculating risk based assets.

FHLB securities, Federal Farm Credit Bank securities, Fannie Mae bonds and Freddie Mac bonds are all securities that are issued by government sponsored enterprises (“GSEs”).  GSE securities are not backed by the full faith and credit of the United States government.

The following table sets forth the maturities or repricing of investment securities and FHLB stock at March 31, 2010, and the weighted average yields of such securities and FHLB stock (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).  Callable securities are shown at their likely call dates based on current interest rates.  The table was prepared using amortized cost.  Small Business Administration securities are based on maturity dates without the effect of scheduled payments or anticipated prepayments.

	Maturing or Repricing
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
U.S. Government sponsored
enterprises	$7,730	4.26%	$11,759	3.83%	$2,845	4.84%	$1,042	4.40%
Small Business Administration
bonds	4,012	2.02	2,184	4.47	7,158	4.25	28,084	4.39
Taxable Municipal bonds	--	--	--	--	3,193	4.83	--	--
FHLB stock (1)	12,624	--	--	--	--	--	--	--
Other equity securities	258	2.74	--	--	--	--	--	--

Total (2)	$24,624	1.69%	$13,943	3.93%	$13,196	4.52%	$29,126	4.39%
___________
(1)	FHLB stock has no stated maturity date.
(2)	Excludes mortgage-backed securities totaling $235.4 million with a yield of 4.14%.

For information regarding the market value of the Bank’s securities portfolios, see Notes 2 and 3 of the Notes to Consolidated Financial Statements contained in the Annual Report.

Mortgage-backed Securities.  Security Federal has a portfolio of mortgage-backed securities which it holds in both an available for sale and a held to maturity portfolio.  Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity.  Under the Bank’s risk-based capital requirement, mortgage-backed securities have a risk weight of 20% (or 0% in the case of Government National Mortgage Association (“Ginnie Mae”) securities) in contrast to the 50% risk weight carried by residential loans.  See “Regulation.”

The following table sets forth the composition of the mortgage-backed securities available for sale portfolio at fair value and the held to maturity portfolio at amortized cost at the dates indicated.

	At March 31,
	2010	2009	2008
	(In Thousands)
Available for Sale:
Freddie Mac	$46,248	$52,621	$34,250
Fannie Mae	53,576	83,067	84,965
Ginnie Mae	132,411	110,240	74,159
Total	$232,235	$245,928	$193,374
Held to maturity:
Freddie Mac	$4,168	$6,221	$--
Fannie Mae	388	726	--
Ginnie Mae	5,593	10,809	--
Total	$10,149	$17,756	$--

At March 31, 2010, the Company did not have any mortgage-backed securities (exclusive of obligations of agencies of the U.S. Government) issued by any one entity with a total book value in excess of 10% of stockholders equity.

Freddie Mac and Fannie Mae mortgage-backed securities are GSE issued securities.  GSE securities are not backed by the full faith and credit of the United States government.  Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the United States government.

For information regarding the market values of Security Federal’s mortgage-backed securities portfolio, see Notes 2 and 3 of the Notes to Consolidated Financial Statements contained in the Annual Report.

The following table sets forth the final maturities or initial repricings, whichever occurs first, and the weighted average yields of the mortgage-backed securities at March 31, 2010.  Not considered in the preparation of the table below is the effect of scheduled payments or anticipated prepayments.  The table is prepared using amortized cost.

									At
	The Earliest of Maturing or Repricing								March 31, 2010
	Less Than		1 to 5		5 to 10		Over		Balance
	1 Year		Years		Years		Ten Years		Outstanding
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)

Fannie Mae	$6,790	4.43%	$13,562	4.90%	$8,323	5.08%	$23,130	4.74%	$51,805	4.80%
Freddie Mac	1,093	4.13	1,144	4.31	8,203	3.50	38,432	3.46	48,872	3.50
Ginnie Mae	13,557	3.81	3,534	3.42	8,201	3.82	109,383	4.20	134,675	4.12
Total	$21,440	4.03%	$18,240	4.58%	$24,727	4.14%	$170,945	4.11%	$235,352	4.14%

Sources of Funds

Deposit accounts have traditionally been a principal source of the Bank’s funds for use in lending and for other general business purposes.  In addition to deposits, the Bank derives funds from loan repayments, cash flows generated from operations (including interest credited to deposit accounts), FHLB of Atlanta advances, borrowings from the Federal Reserve Bank of Atlanta (“Federal Reserve”), the sale of securities under agreements to repurchase, and loan sales.  See “– Borrowings” below and  Note 9 of  the Notes to Consolidated Financial Statements contained in the Annual Report.  Scheduled loan payments are a relatively stable source of funds while deposit inflows and outflows and the related cost of such funds have varied widely.  FHLB of Atlanta advances,  borrowings from the Federal Reserve Bank and the sale of securities under agreements to repurchase may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis in support of expanded lending activities.  The availability of funds from loan sales is influenced by general interest rates.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report.

Deposits.  The Bank attracts both short-term and long-term deposits from the general public by offering a wide assortment of account types and rates. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed interest rate certificates with varying maturities, negotiated rate $100,000 or above jumbo certificates of deposit (“Jumbo CDs”) and individual retirement accounts.

At March 31, 2010, the Bank had $34.4 million in brokered deposits.   In addition, the Bank believes that, based on its experience over the past several years, its savings and transaction accounts are stable sources of deposits.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs for the periods indicated.

	At March 31,
	2010		2009		2008
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Interest Rate Range for 2010:
Savings accounts 0% - 0.50%	$18,991	2.7%	$17,187	2.6%	$15,966	2.7%
NOW and other transaction
accounts 0% - 1.04%	109,086	15.7	104,663	15.8	100,586	17.0
Money market funds 0% - 1.39%	173,905	25.1	150,513	22.8	143,225	24.3

Total non-certificates	$301,982	43.5%	$272,363	41.2%	$259,777	44.0%

Certificates:
0.00-1.99%	$118,797	17.1%	$21,143	3.2%	$--	--%
2.00-2.99%	255,352	36.8	112,374	17.0	14,047	2.4
3.00-3.99%	4,572	0.7	76,088	11.5	59,527	10.1
4.00-4.99%	8,818	1.2	173,467	26.2	68,149	11.5
5.00-5.99%	4,731	0.7	6,279	0.9	189,350	32.0

Total certificates	392,270	56.5	389,351	58.8	331,073	56.0

Total deposits	$694,252	100.0%	$661,714	100.0%	$590,850	100.0%

The Bank relies to a limited extent upon locally obtained Jumbo CDs to maintain its deposit levels.  At March 31, 2010, Jumbo CDs constituted $195.9 million or 28.2% of the Bank’s total deposits.  At March 31, 2010, the Bank held $16.7 in public funds which consisted of $14.8 million in certificates of deposit and $1.9 million in demand deposit accounts.

The following table sets forth the deposit flows at the Bank during the periods indicated.

	Years Ended March 31,
	2010	2009	2008
	(Dollars in Thousands)

Opening balance	$661,714	$590,850	$523,738
Net deposits	32,538	70,864	67,112
Ending balance	694,252	661,714	590,850
Net increase	$32,538	$70,864	$67,112
Percent increase	4.9%	12.0%	12.8%

The following table shows rate and maturity information for the Bank’s certificates of deposit as of March 31, 2010.

	0-	2.00-	3.00-	4.00-	5.00-
	1.99%	2.99%	3.99%	4.99%	5.99%	Total
Certificate accounts maturing	(In Thousands)
in quarter ending:

June 30, 2010	$42,537	$29,254	$352	$766	$--	$72,909
September 30, 2010	44,708	61,971	428	1,081	290	108,478
December 31, 2010	15,512	61,697	435	338	100	78,082
March 31, 2011	6,657	41,757	89	47	1,294	49,844
June 30, 2011	1,554	20,944	23	1,128	44	23,693
September 30, 2011	2,829	8,591	57	1	714	12,192
December 31, 2011	--	1,023	134	334	1,171	2,662
March 31, 2012	2,500	6,102	40	559	--	9,201
June 30, 2012	--	10,187	1	851	163	11,202
September 30, 2012	--	780	256	1,024	337	2,397
December 31, 2012	--	583	258	650	90	1,581
Thereafter	2,500	12,463	2,499	2,039	528	20,029
Total	$118,797	$255,352	$4,572	$8,818	$4,731	$392,270

The following table indicates the amount of the Bank’s deposits of $100,000 or more by time remaining until maturity at March 31, 2010.

	Certificates	Savings, NOW and Money Market
	of Deposit	Accounts
	(In Thousands)
Maturity Period
Three months or less	$34,335	$157,406
Over three through six months	54,773	--
Over six through twelve months	54,758	--
Over twelve months	51,994	--
Total	$195,860	$157,406

Borrowings

As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions.  At March 31, 2010, the Bank $164.0 million in outstanding advances from the FHLB of Atlanta.   See Note 9 of  the Notes to Consolidated Financial Statements contained in the Annual Report for information regarding the maturities and rate structure of the Bank’s FHLB advances.  Federal law contains certain collateral requirements for FHLB advances.  See “Regulation – Federal Regulation of Savings Institutions – Federal Home Loan Bank System.”

At March 31, 2010, the Company had $5.2 million in junior subordinated debentures.  Half of the debentures have a fixed rate of 6.88%, which balloons in September 2011.  The other half of the debentures have a fixed rate that floats quarterly at 170 basis points over the three-month LIBOR rate, or 1.96% at March 31, 2010.  The blended rate was 4.42% at March 31, 2010.  The debentures are callable by the Company in September 2011, and quarterly thereafter, with a final maturity date of December 15, 2036.  See Note 10 of the Notes to Consolidated Financial Statements contained in the Annual Report for more information.

On December 1, 2009, the Company issued $6.1 million in convertible senior debentures. The debentures will mature on December 1, 2029 and accrue interest at the rate of 8.0% per annum until maturity or earlier redemption or repayment. Interest on the debentures is payable on June 1 and December 1 of each year, commencing June 1, 2010. The debentures are convertible into the Company’s common stock at a conversion price of $20 per share at the option of the holder at any time prior to maturity.

The following table sets forth the maximum month-end balance and average balance of FHLB advances, other borrowings and junior subordinated debentures for the periods indicated.

	Years Ended March 31,
	2010	2009	2008
	(In Thousands)
Maximum Balance:
FHLB advances	$228,997	$244,621	$179,142
Other borrowings	61,337	26,056	13,635
Junior subordinated debentures	5,155	5,155	5,155
Senior convertible debentures	6,084	--	--

Average Balance:
FHLB advances	$185,499	$221,204	$170,606
Other borrowings	41,749	14,758	10,171
Junior subordinated debentures	5,155	5,155	5,155
Senior convertible debentures	2,017	--	--

At March 31, 2010, the Bank had $12.1 million in retail purchase agreements with an average rate of 0.80%.  These repurchase agreements are included in "Other Borrowings" in the Consolidated Financial Statements included in the Annual Report and in the table above.

The following table sets forth information as to the Bank’s borrowings and the weighted average interest rates thereon at the dates indicated.

	At March 31,
	2010	2009	2008
	(Dollars in Thousands)
Balance:
FHLB advances	$164,004	$218,998	$178,234
Other borrowings	12,060	26,056	12,784
Junior subordinated debentures	5,155	5,155	5,155
Senior convertible debentures	6,084	--	--

Weighted Average Interest Rate at Fiscal Year End:
FHLB advances	3.71%	2.95%	4.18%
Other borrowings	0.80	1.09	3.62
Junior subordinated debentures	4.42	4.95	5.69
Senior convertible debentures	8.00	--	--

During Fiscal Year:
FHLB advances	3.39%	3.44%	4.46%
Other borrowings	0.60	2.62	3.29
Junior subordinated debentures	4.64	5.64	7.03
Senior convertible debentures	7.98	--	--

Competition

The Bank serves the counties of Aiken, Richland, and Lexington, South Carolina, and Columbia County, Georgia through its 13 full service branch offices located in Aiken, North Augusta, Graniteville, Langley, Clearwater, Wagener, Lexington, Columbia, and West Columbia, South Carolina, and a branch office in Columbia County, Evans, Georgia which opened in December 2007.

Security Federal faces strong competition both in originating loans and in attracting deposits.  Competition in originating loans comes primarily from other thrift institutions, commercial banks, mortgage bankers and credit unions who also make loans in the Bank’s market area.  The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it makes and the quality of services it provides to borrowers.

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

Personnel

At March 31, 2010, the Bank employed 207 full-time and 34 part-time employees.  The Bank employees are not represented by any collective bargaining agreement.  Management of the Bank considers its relations with its employees to be good.

Executive Officers.  The following table sets forth information regarding the executive officers of the Company and the Bank.

	Age at
	March 31,	Position
Name	2010	Company	Bank

Timothy W. Simmons	64	President and Chief Executive Officer	Chairman of the Board and Chief Executive Officer
T. Clifton Weeks	83	Chairman of the Board
Roy G. Lindburg	49	Chief Financial Officer	Chief Financial Officer
J. Chris Verenes	54		President

Biographical Information.  The following is a description of the principal occupation and employment of the executive officers of the Corporation and the Bank during at least the past five years:

Timothy W. Simmons has been President of the Company since 1987 and Chief Executive Officer since June 1994.  Mr. Simmons was elected President and Chief Operating Officer of the Bank in January 1987 and served in these capacities from March 1987 to December 2001.  In May 1988, Mr. Simmons became Chief Executive Officer of the Bank and in January 2002, he was elected Chairman of the Bank’s Board of Directors.

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

Proposed Federal Legislation.  Legislation is pending in Congress that would implement sweeping changes to the current bank regulatory structure.  These changes could include eliminating the OTS, making the Office of the Comptroller of the Currency the primary federal banking regulator for the Bank, making the Board of Governors of the Federal Reserve System the primary federal banking regulator for the Company, imposing capital requirements on the Company, and implementing numerous other changes.  No assurances can be given as to whether or in what form such changes may occur.

Legislation is introduced from time to time in the United States Congress that may affect our operations.  In addition, the regulations governing us may be amended from time to time.  Any such legislation or regulatory changes in the future could adversely affect us.  We cannot predict whether any such changes may occur.

General

The Bank, as a federally-chartered savings institution, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations. The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of federal savings institutions is prescribed by federal laws and regulations, and these institutions are prohibited from engaging in any activities not permitted by these laws and regulations. This regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting stockholders.

The OTS regularly examines the Bank and prepares reports for the consideration of the Bank’s Board of Directors on any deficiencies that it may find in the Bank’s operations. The FDIC also has the authority to examine the Bank in its roles as the administrator of the Deposit Insurance Fund. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters such as the ownership of savings accounts and the form and content of the Bank’s mortgage requirements. Any change in these regulations, whether by the FDIC, the OTS or Congress, could have a material adverse impact on the Bank as well as the Company and their operations.  The Company, as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the OTS.  The Company is also subject to the rules and regulations of the SEC under the federal securities laws.  See “-- Savings and Loan Holding Company Regulations.”

Federal Regulation of Savings Institutions

Office of Thrift Supervision.  The OTS has extensive authority over the operations of savings institutions.  As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC.  All savings institutions are subject to a semi-annual assessment, based upon the institution’s total assets, to fund the operations of the OTS. The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company.  This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.  Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

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

All savings institutions are required to pay assessments to the OTS to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are determined based on the savings institution’s total assets, including consolidated subsidiaries.  The Bank’s OTS assessment for the fiscal year ended March 31, 2010 was $229,000.

The Bank’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  At March 31, 2010, the Bank’s lending limit under this restriction was $12.1 million and, at that date, the Bank’s largest single loan to one borrower, as a result of limited guarantees on the loan, was $9.2 million, which was performing according to its original terms. There are different methodologies in determining whether the limited guarantees on the loan can be taken into consideration when calculating the amount of the Bank’s loan to one borrower limitation.  If the limited guarantees cannot be considered in determining the amount of the Bank’s loan to one borrower limit, the Bank would have three loans to one borrower relationships of $14.2 million, $12.4 million and $12.4 million that are in excess of its loan to one borrower lending limit at March 31, 2010.  These three lending relationships are current in payment, performing according to their original terms, and are, in management’s opinion, well collateralized.  In light of the different methodologies regarding limited guarantees taken on these loans, the Bank is attempting to reduce its loan to one borrower amounts through the sale of  participations in these loans.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.  At March 31, 2010, the Bank had $164.0 million of outstanding advances from the FHLB of Atlanta under an available credit facility of $288.1 million, which is limited to available collateral.  See “Business – Sources of Funds – Borrowings.”

As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta.  At March 31, 2010, the Bank had $12.6 million in FHLB stock, which was in compliance with this requirement.  In past years, the Bank has received substantial dividends on its FHLB stock.  Over the past two fiscal years these dividends have averaged 1.30% and were 0.45% for the fiscal year ended March 31, 2010.  The FHLB did not pay a dividend for the quarters ended December 31, 2008 and March 31, 2009.  The FHLB resumed the payment of dividends in the quarter ended June 30, 2009.

Contributions by the FHLBs to provide funds for the resolution of troubled savings and loans association and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies have affected adversely the level of FHLB dividends paid and could continue to do so in the future.  These contributions could also have an adverse effect on the value of FHLB stock in the future.  A reduction in value of the Bank’s FHLB stock may result in a corresponding reduction in the Bank’s capital.

Federal Deposit Insurance Corporation. The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Beginning in October 2008, FDIC deposit insurance coverage per separately insured depositor increased to $250,000 through December 31, 2013.  On January 1, 2014, the coverage limit is scheduled to return to $100,000, except for certain retirement accounts which will be insured up to $250,000.

The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for four risk categories applied to its deposits, subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. Under FDIC’s current risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and  are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV.  Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.  Rates increase uniformly by three basis points effective January 1, 2011.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC imposed on every insured institution a special assessment of five basis points on the amount of each depository institution’s assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regularly quarterly premiums) as of June 30, 2009, which was collected on September 30, 2009.  The Bank paid $453,000 for this special FDIC assessment in September 2009.

As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely. The Bank prepaid $5.4 million in FDIC assessments during the fourth quarter of calendar year 2009, which will be expensed over the calendar years of 2010, 2011 and 2012.  The balance of the prepaid assessment was $4.0 million at March 31, 2010.

In April 2010, the FDIC issued a proposed rule modifying the way assessments are determined.  Under the proposed rule, for most institutions, assessment rates would be 10 to 14 basis points for Risk Category I, 22 basis points for Risk Category II, 34 basis points for Risk Category III, and 50 basis points for Risk Category IV.  After adjustments based on unsecured long-term debt, secured liabilities and brokered deposits for all Risk Categories, the total base assessment rates would be 5 to 21 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 29 to 61 basis points for Risk Category III, and 45 to 85 basis points for Risk Category IV.  However, for large institutions (those with $10 billion or more of total assets for four consecutive quarters), the Risk Categories would not apply and new scorecard methods would be employed, under which the initial base assessment rates would be 10 to 50 basis points and, after certain adjustments based on unsecured long-term debt, secured liabilities and brokered deposits, total base assessment rates would be 5 to 85 basis points. Rate for all institutions would increase by 3 basis points effective January 1, 2011.

In October 2008, the FDIC introduced the Temporary Liquidity Guarantee Program (the “TLGP”), a program designed to improve the functioning of the credit markets and to strengthen capital in the financial system during this period of economic distress.  The TLGP has two components: 1) a Debt Guarantee Program (“DGP”), guaranteeing newly issued senior unsecured debt, and 2) a Transaction Account Guarantee Program (“TAGP”), providing a full guarantee of non-interest bearing deposit transaction accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% annual interest, and interest on lawyers trust accounts, regardless of the amount.  The Bank and the Company elected not to participate in the DGP.  The Bank is presently participating in the TAGP during the extension period ending December 31, 2010. The fees for this program range from 15 to 25 basis points (annualized), depending on the institutions risk category for deposit insurance assessment purposes, assessed on amounts in covered accounts exceeding $250,000.

In addition to the assessment for deposit insurance, institutions are required to make payments to cover interest on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the fiscal year ending March 31, 2010 averaged 1.04 basis points of assessable deposits. The Financing Corporation was chartered in 1987, by the OTS’s predecessor, the Federal Home Loan Bank Board, solely for the purpose of functioning as a vehicle for the recapitalization of the deposit insurance system.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the deposit insurance of the Bank.

Capital Requirements and Prompt Corrective Action. Federally insured savings institutions, such as the Bank, are required by the OTS to maintain minimum levels of regulatory capital and are subject to various regulatory actions if they do not meet the requirements to be “adequately capitalized.”  These minimum capital standards include: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards, discussed below, also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.  The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Under the OTS capital regulations, tangible capital generally includes common stockholders’ equity and retained income, and certain noncumulative perpetual preferred stock and related income.  In addition, all intangible assets must be deducted from tangible capital for calculating compliance with the requirement.  At March 31, 2010, the Bank had tangible capital of $70.3 million, or 7.4% of adjusted total assets, which is $51.3 million above the minimum requirement of 2.0% of adjusted total assets in effect on that date.

Core capital generally consists of tangible capital plus certain intangible assets.  At March 31, 2010, the Bank had core capital equal to $70.3 million, or 7.4% of adjusted total assets, which is $32.3 million above the minimum requirement of 4% in effect on that date.

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. At March 31, 2010, the Bank had Tier 1 risk-based capital of $70.3 million, or 12.1% of risk-weighted assets, which is  $47.0 million above the minimum requirement of 4% in effect on that date.   The Bank’s total risk-based capital at March 31, 2010 was $77.6 million with risk-weighted assets of $582.0 million, or total capital of 13.3% of risk-weighted assets, which was $31.0 million above the 8% requirement in effect on that date.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS and the FDIC are authorized and, under certain circumstances, required to take certain actions against savings institutions that fail to meet their capital requirements.  The OTS is generally required to take action to restrict the activities of an “undercapitalized institution,” which is an institution with less than either a 4.0% core capital ratio, a 4.0% Tier 1 risk-based capital ratio, or an 8.0% risk-based capital ratio.  Any such institution must submit a capital restoration plan and until the plan is approved by the OTS, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions.  As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized institution must agree that it will enter into a limited capital maintenance guarantee with respect to the institution’s achievement of its capital requirements.

Any savings institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a risk-based capital ratio of less than 6.0% and is considered “significantly undercapitalized” will be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and may include a forced merger or acquisition of the institution.  An institution that becomes “critically undercapitalized” because it has a tangible capital ratio of 2.0% or less is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions.  In addition, the OTS must appoint a receiver, or conservator with the concurrence of the FDIC, for a savings institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.  Any undercapitalized institution is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

Under various circumstances, if an institution fails to meet the minimum capital requirements or to meet the requirements to be at least “adequately capitalized,” the OTS also can take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. The OTS is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.  The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on its operations and profitability.   To be “well capitalized,” a savings institution must have a Tier I capital ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, a total capital ratio of at least 10.0%, and not be subject to any agreement, order or directive of the OTS to meet and maintain any specific capital level. At March 31, 2010, the Bank was categorized as “well capitalized” under the prompt corrective action regulations of the OTS.  For additional information, see Note 14 of the Notes to Consolidated Financial Statements included in the Annual Report.

Emergency Economic Stabilization Act of 2008 ("EESA"). In October 2008, the EESA was enacted.  The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program ("TARP").  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  Under the  TARP Capital Purchase Program ("CPP"), the Treasury will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled assets of financial institutions.  Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.  The Company completed its TARP CPP transaction on December 19, 2008, receiving $18.0 million in funding.  For additional information regarding the TARP CPP transaction, see Item 1A, “Risk Factors – Risks Related to Recent Economic Conditions and Governmental Response Efforts – Risks specific to our participation in TARP.”

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

Qualified Thrift Lender Test.  All savings institutions, including the Bank, are required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on their operations.  This test requires a savings institution to have at least 65% of its total assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code.  Under either test, such assets primarily consist of residential housing related loans and investments.  As of March 31, 2010, the Bank maintained 90.9% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Any savings institution that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL within one year of failure and thereafter remains a QTL. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such an institution has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure (unless the institution requalifies in a timely manner after first failing the test), the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.  See “ - Savings and Loan Holding Company Regulations.”

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

Savings institutions proposing to make any capital distribution need not submit written notice to the OTS prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution.  Savings institutions that do not, or would not be at least adequately capitalized following a proposed capital distribution or propose to exceed these net income limitations, must obtain OTS approval prior to making such distribution.  The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.  See “– Capital Requirements.”

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

Transactions with Affiliates.  The Bank’s authority to engage in transactions with “affiliates” is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W.  The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution.  The Company and its non-savings institution subsidiaries are affiliates of the Bank.  In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  In addition, certain types of transactions are  generally limited to 10% of the Bank’s capital and surplus for transaction with any single affiliate and to 20% of the Bank’s capital and surplus for transactions with all affiliates. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from an institution.  In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors.  However, there is a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws.  Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% stockholders (“insiders”), as well as entities such persons control, is limited.  The law restricts both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain Board approval procedures to be followed.  Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.  There are additional restrictions applicable to loans to executive officers.

Community Reinvestment Act.  Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act.  The Community Reinvestment Act requires the OTS, in connection with its examination of the Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank.  An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.  Due to the heightened attention being given to the Community Reinvestment Act in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community.  The Bank was examined in 2009 for Community Reinvestment Act compliance and received a rating of satisfactory in its latest examination.

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

Enforcement.  The OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all “institution-affiliated parties,” including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance.  Civil penalties cover a wide range of violations and can amount up to $1.375 million per day.  The FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.  Federal law also establishes criminal penalties for certain violations.

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

Environmental Issues Associated with Real Estate Lending.  The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), a federal statute, generally imposes strict liability on all prior and present “owners and operators” of sites containing hazardous waste.  However, Congress asked to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site.  Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.

To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Privacy Standards.  The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”), modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.   The Bank is subject to OTS regulations implementing the privacy protection provisions of the GLBA.  These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter.

Anti-Money Laundering and Customer Identification.  Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) in response to the terrorist events of September 11, 2001.  The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements.  In March 2006, Congress re-enacted certain expiring provisions of the USA Patriot Act.

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

Activities Restrictions. The GLBA provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the GLBA specifies that, subject to a grandfather provision, existing savings and loan holding companies may only engage in such activities. The Company qualifies for the grandfathering and is therefore not restricted in terms of its activities. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be limited to activities permitted multiple holding companies by OTS regulation. OTS has issued an interpretation concluding that multiple savings holding companies may also engage in activities permitted for financial holding companies, including lending, trust services, insurance activities and underwriting, investment banking and real estate investments.

If the Bank fails the QTL test, the Company must, within one year of that failure, register as, and will become subject to, the restrictions applicable to bank holding companies.  See “– Federal Regulation of Savings Institutions – Qualified Thrift Lender Test.”

Dividend Payments and Common Stock Repurchases. As a South Carolina corporation, the Company is subject to restrictions on the payment of dividends under South Carolina law. In addition, as a savings and loan holding company, the Company’s ability to declare and pay dividends is dependent on certain federal regulatory considerations. The Company is an entity separate and distinct from its principal subsidiary, Security Federal, and derives substantially all of its revenue in the form of dividends from this subsidiary. Accordingly, the Company is, and will be, dependent upon dividends from the Bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common stock. The Bank’s ability to pay dividends is subject to their ability to earn net income and to meet certain regulatory requirements. See “— Federal Regulation of Savings Institutions - Limitations on Capital Distributions.”

As a result of our participation in the TARP CPP, we are subject to certain limitations regarding the payment of dividends on and the repurchase of our common stock. Without the consent of the U.S. Treasury, we may not increase the cash dividend on our common stock or, pay any dividends on our common stock unless we are current in our dividend payments to the U.S. Treasury on the Series A Preferred Stock. In addition and subject to limited exceptions, with the consent of the U.S. Treasury, we also may not redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than the Series A Preferred Stock or trust preferred securities.

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) was signed into law in response to public concerns regarding corporate accountability in connection with several accounting scandals.  The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, including the Company.

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

TAXATION

Federal Taxation

General.  The Company and the Bank report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

Bad Debt Reserve.  Historically, savings institutions such as the Bank which met certain definitional tests primarily related to their assets and the nature of their business (“qualifying thrift”) were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income.  The Bank’s deductions with respect to “qualifying real property loans,” which are generally loans secured by certain interest in real property, were computed using an amount based on the Bank’s actual loss experience, or a percentage equal to 8% of the Bank’s taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve.  Due to the Bank’s loss experience, the Bank generally recognized a bad debt deduction equal to 8% of taxable income.

The thrift bad debt rules were revised by Congress in 1996.  The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995.  These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988).  The Bank has no post-1987 reserves subject to recapture.  For taxable years beginning after December 31, 1995, the Bank’s bad debt deduction has been determined under the experience method using a formula based on actual bad debt experience over a period of years.  The unrecaptured base year reserves will not be subject to recapture as long as the Bank continues to carry on the business of banking.  In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

Distributions.  To the extent that the Bank makes “nondividend distributions” to the Company, these distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank’s loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans (“Excess Distributions”), and an amount based on the Excess Distributions will be included in the Bank’s taxable income.  Nondividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation.  However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve.  The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Thus, if, after the Conversion, the Bank makes a “nondividend distribution,” then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes).  See “Regulation – Federal Regulation of Savings Institutions – Limitations on Capital Distributions” for limits on the payment of dividends by the Bank.  The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

Corporate Alternative Minimum Tax.  The Code imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%.  The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI.  In addition, only 90% of AMTI can be offset by net operating loss carryovers.  AMTI is increased by an amount equal to 75% of the amount by which the Bank’s adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses).  For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax is paid.

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

Audits.  The Company, the Bank and its consolidated subsidiaries have been audited or their books closed without audit by the IRS with respect to consolidated federal income tax returns through March 31, 1999.  See Note 13 of the Notes to Consolidated Financial Statements contained in the Annual Report for additional information regarding income taxes.

State Taxation

South Carolina has adopted the Internal Revenue Code as it relates to savings banks, effective for taxable years beginning after December 31, 1986.  The Bank is subject to South Carolina income tax at the rate of 6%.  The Bank has not been audited by the State of South Carolina during the past five years.

The Company’s income tax returns have not been audited by federal or state authorities within the last five years.  For additional information regarding income taxes, see Note 13 of the Notes to Consolidated Financial Statements contained in the Annual Report.

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

Risks Related to the U.S. Financial Industry

Difficult market conditions have adversely affected our industry.

We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past two years, with falling home prices and increasing in foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions such as our Company. Reflecting concerns about the stability of the financial markets and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including funding to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally. The resulting economic pressures on consumers and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

$
We potentially face increased regulation of our industry and a change in regulators for Security Federal Corporation and Security Federal Bank. Compliance with such regulation and the requirements of different regulators may increase our costs and limit our ability to pursue business opportunities.

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

$	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

$	We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the FDIC insurance fund and the ratio of reserves to insured deposits has declined.

Legislative is pending in Congress that would eliminate the Office of Thrift Supervision and would require Security Federal Corporation and Security Federal Bank to become regulated by other federal regulatory agencies.

Legislation is pending in Congress that would implement sweeping changes to the current bank regulatory structure.  These changes could include eliminating the Office of Thrift Supervision, making the Office of the Comptroller of the Currency the primary federal banking regulator for Security Federal Bank, making the Board of Governors of the Federal Reserve System the primary federal banking regulator for Security Federal Corporation, imposing capital requirements on Security Federal Corporation, and implementing numerous other changes.  No assurances can be given as to whether or in what form such changes may occur.

Under the legislation being considered, new government entities would be established to write consumer protection rules, and in certain cases, to conduct examinations and  to implement enforcement actions relating to consumer protection. Compliance with new regulations and being supervised by one or more new regulatory agencies would likely increase our operating expenses.

Risks Related to our Business

Our provision for loan losses and net loan charge offs have increased significantly and we may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

For the year ended March 31, 2010, we recorded a provision for loan losses of $8.2 million compared to $2.8 million for the year ended March 31, 2009.  We also recorded net loan charge-offs of $6.0 million for the year ended March 31, 2010 compared to $710,000 for the year ended March 31, 2009.  We are experiencing elevated levels of loan delinquencies and credit losses.  Slower sales, excess inventory and declining prices have been the primary causes of the increase in delinquencies and foreclosures for A&D loans and commercial real estate loans.  At March 31, 2010, our total non-performing assets had increased to $42.0 million compared to $14.9 million at March 31, 2009.  Further, our portfolio is concentrated in acquisition and development loans, commercial business and commercial real estate loans, all of which generally have a higher risk of loss than residential mortgage loans.  If current weak conditions in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses.  Moreover, if the recession is prolonged, we expect that it could severely impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses.  As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed.  Because our business is highly regulated, the laws and applicable regulations are subject to frequent change.  Any change in these regulations and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations.

In response to the financial crisis of 2008 and early 2009, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the Federal Deposit Insurance Corporation has taken actions to increase insurance coverage on deposit accounts.  In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.

The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards.  Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements.  Bank regulatory agencies, such as the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors.  In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations.  New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

$	cash flow of the borrower and/or the project being financed;

$	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;

$	the duration of the loan;

$	the character and creditworthiness of a particular borrower; and

$	changes in economic and industry conditions.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

$	our general reserve, based on our historical default and loss experience and certain macroeconomic factors based on management’s expectations of future events; and

$	our specific reserve, based on our evaluation of non-performing loans and their underlying collateral

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Our allowance for loan losses was 2.13% of total loans outstanding and 39.4% of non-performing loans at March 31, 2010. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

The current economic recession in the market areas we serve may continue to adversely impact our results of operations and financial condition.

Our success depends primarily on the general economic conditions of the states of South Carolina and Georgia and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers located primarily in Aiken, Richland, and Lexington Counties in South Carolina and Columbia County in Georgia. As of March 31, 2010, substantially our entire real estate portfolio consisted of loans secured by properties located in these four counties. The local economic conditions in our market areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.

Adverse economic conditions unique to these markets could have a materially adverse effect on our financial condition and results of operations.  A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

$	loan delinquencies, problem assets and foreclosures may increase;
$	demand for our products and services may decline;

$	collateral for loans made may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans; and

$	the amount of our low-cost or non-interest bearing deposits may decrease.

Our loan portfolio includes commercial real estate loans with a higher risk of loss.

At March 31, 2010, commercial real estate loans were $366.0 million or 62.4% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans.  Repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  Commercial real estate loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  Included within this category are acquisition and development (“A&D”) loans. At March 31, 2010, A&D loans were $22.2 million or 3.8% of our total loan portfolio.  This type of lending contains the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project.  If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences.  Loans on land under development or held for future construction also poses additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  These risks can be significantly impacted by supply and demand conditions.  As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to independently repay principal and interest.  While our origination of A&D  loans have decreased significantly in the last two years, we continue to have significant levels of construction loan balances.  Most of our construction loans are for the construction of single family residences.  Reflecting the current slowdown in the residential market, the secondary market for land and construction loans is not readily liquid, so we have less opportunity to mitigate our credit risk by selling part or all of our interest in these loans.  If we foreclose on a construction loan, our holding period for the collateral typically may be longer than we have historically experienced because there are fewer potential purchasers of the collateral.  The decline in the number of potential purchasers has contributed to the decline in the value of these loans. Accordingly, charge-offs on construction and land loans may be larger than those incurred by other segments of our loan portfolio.

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

Fluctuating interest rates can adversely affect our profitability.

Our profitability is dependent to a large extent upon net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities.  We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively.  Changes in interest rates also can affect: (1) our ability to originate and/or sell loans; (2) the value of our interest-earning assets, which would negatively impact shareholders’ equity, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable or variable rate loans.  Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.  If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

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

Higher Federal Deposit Insurance Corporation insurance premiums and special assessments will adversely affect our earnings.

In 2009, the Federal Deposit Insurance Corporation levied a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  We recorded an expense of $453,000 during the quarter ended June 30, 2009, to reflect the special assessment.  In addition, the Federal Deposit Insurance Corporation increased the base assessment rate by 7 basis points effective January 1, 2009, and effective April 1, 2009, included additional factors to be used in calculating a financial institution’s total assessment rate.  This has resulted in our annual assessment rate increasing from 5 basis points prior to January 1, 2009 to a current rate of approximately 16 basis points and, therefore, our Federal Deposit Insurance Corporation insurance premium expense increasing compared to prior periods.

The Federal Deposit Insurance Corporation also required all insured institutions to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  This pre-payment was due on December 30, 2009.  The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 was calculated as the modified third quarter assessment rate plus an additional three basis points.  In addition, every institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.  We recorded the pre-payment as a prepaid expense, which will be amortized to expense over three years based upon actual balances insured. We prepaid $5.4 million in FDIC assessments during the fourth quarter of calendar year 2009, which will be expensed over calendar years 2010, 2011 and 2012. Future increases in our assessment rate or special assessments would decrease our earnings.

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

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  We anticipate that our capital resources will satisfy our capital requirements for the foreseeable future. Nonetheless, we may at some point need to raise additional capital to support continued growth.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital when needed, our  operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, if we are unable to raise additional capital when required by the OTS, we may be subject to additional adverse regulatory action.

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

We rely heavily on the proper functioning of our technology.

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

Security Federal Corporation is a separate and distinct legal entity from its subsidiaries, and receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on Security Federal Corporation's capital stock and interest and principal on its debt. Various federal and/or state laws and regulations limit the amount of dividends that Security Federal Bank may pay to Security Federal Corporation. Also, its right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. In the event Security Federal Bank is unable to pay dividends, Security Federal Corporation may not be able to service its debt, pay obligations or pay dividends on its capital stock. The inability to receive dividends from Security Federal Bank could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the community banking industry where Security Federal Bank conducts its business.  The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. In addition, the American Recovery and Reinvestment Act has imposed significant limitations on executive compensation for recipients, such as us, of funds under the TARP Capital Purchase Program, which may make it more difficult for us to retain and recruit key personnel.  Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel.  In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our Chief Executive Officer, Timothy W. Simmons, and certain other employees.  In addition, our success has been and continues to be highly dependent upon the services of our directors, many of whom are at or nearing retirement age, and we may not be able to identify and attract suitable candidates to replace such directors.

Our recent results may not be indicative of future results, and may not be an adequate measure of the risk of investing in our stock.

We may not be able to sustain our historical growth rate or our recent growth rates in loans and deposits.  If we are unable to sustain our growth, this would negatively affect risks related to our earnings and the value of our common stock.

Item 2.    Properties

At March 31, 2010, Security Federal owned the buildings and land for eight of its branch offices and the operations center, leased the land and owned the improvements thereon for one of its offices, and leased the remaining five offices, including its main office.  The Company also leased an office for the Investment and Trust Department and leased an operation center for Security Federal Insurance.  The property related to the offices owned by Security Federal had a depreciated cost (including land) of approximately $11.9 million at March 31, 2010.  At March 31, 2010, the aggregate net book value of leasehold improvements (excluding furniture and equipment) associated with leased premises was $2.8 million.  In addition to the properties related to current Company offices, Security Federal owned five other properties at March 31, 2010.  Three lots owned for future branch sites include one in Aiken County, South Carolina and two in Richland County, South Carolina, which had a combined book value of $2.2 million at March 31, 2010.   Another lot in Aiken County, to be used for a possible new Operations Center, had a book value of $236,000.  The other property consisting of land and a building, located adjacent to the 1705 Whiskey Road office, is currently leased and had a book value of approximately $289,000 at March 31, 2010.  See Note 5 of the Notes to Consolidated Financial Statements contained in the Annual Report.

The following table sets forth the net book value of the offices owned (including land) and leasehold improvements on properties leased by Security Federal at March 31, 2010.

Location	Owned or Leased	Lease Expiration Date	Date Facility Opened/ Acquired	Gross Square Footage	Net Book Value

Main Office:

238 Richland Avenue, W. Aiken, South Carolina	Leased	2016	2006	3,840	$ 749,000

Full Service Branch Offices

100 Laurens Street, N.W. Aiken, South Carolina	Leased	2016	1959	3,840	751,000

1705 Whiskey Road S. Aiken, South Carolina	Owned	N/A	1980	10,000	1,071,000

313 East Martintown Road North Augusta, South Carolina	Owned	N/A	1973	4,356	821,000

1665 Richland Avenue, W. Aiken, South Carolina	Owned	N/A	1984	1,942	212,000

Montgomery & Canal Streets Masonic Shopping Center Graniteville, South Carolina	Leased	2007	1993 (1)	3,576	155,000

2812 Augusta Road Langley, South Carolina	Owned	N/A	1993 (1)	2,509	72,000

4568 Jefferson Davis Highway Clearwater, South Carolina	Owned	N/A	2008	2,287	1,522,000

118 Main Street North Wagener, South Carolina	Owned	N/A	1993 (1)	3,600	165,000

1185 Sunset Boulevard West Columbia, South Carolina	Leased	2015	2000	10,000	376,000

2587 Whiskey Road Aiken, South Carolina	Owned	N/A	2006	4,000	1,439,000

5446 Sunset Boulevard Lexington, South Carolina	Owned (2)	N/A	2003	9,200	1,272,000

1900 Assembly Street Columbia, South Carolina	Leased (3)	N/A	2007	6,000	452,000

Location	Owned or Leased	Lease Expiration Date	Date Facility Opened/ Acquired	Gross Square Footage	Net Book Value

7004 Evans Town Center Evans, Georgia	Owned	N/A	2007	18,000	$4,081,000

Operations Center:
871 East Pine Log Road Aiken, South Carolina	Owned	N/A	1988	10,000	1,202,000

Investments & Trust Offices 234 Richland Avenue, West Aiken, South Carolina	Leased	2016	2006	1,948	302,000

Insurance Operations Center 517-521 Belvedere Clearwater Road North Augusta, South Carolina	Leased	2011	2006	4,600	27,000
____________
(1)	Represents acquisition date.
(2)	Security Federal has a lease on the land for this office which expires in 2018, but has options through 2063.
(3)	Security Federal has a lease on the land for this office which expires in 2027, but has options through 2047.

Item 3.     Legal Proceedings

The Company is involved as plaintiff or defendant in various legal actions arising in the course of its business.  It is the opinion of management, after consultation with counsel, that the resolution of these legal actions will not have a material adverse effect on the Company’s financial condition and results of operations.

Item 4.     [Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained in the section captioned “Shareholders Information – Price Range of Common Stock” and “– Dividends” in the Annual Report which is incorporated herein by reference.

Stock Repurchases.  The Company had not stock repurchases of its outstanding common stock during the fourth quarter of the year ended March 31, 2010.

The Company is subject to restrictions on its ability to repurchase its common stock pursuant to the terms of the securities purchase agreement between the Company and the U.S. Treasury.  Accordingly, no shares were repurchased during the year ended March 31, 2010.

Equity Compensation Plan Information.  The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph.  The following graph compares the cumulative total shareholder return on the Company’s Common Stock with the cumulative total return on the NASDAQ Composite Index and a peer group of the SNL All Thrift Index.  Total return assumes the reinvestment of all dividends and that the value of Common Stock and each index was $100 on March 31, 2005.

	Period Ending
Index	3/31/05	3/31/06	3/31/07	3/31/08	3/31/09	3/31/10
Security Federal Corporation	$100.00	106.16	109.46	102.92	70.52	46.12
NASDAQ Composite	100.00	117.03	121.13	114.00	76.46	119.94
SNL Thrift Index	100.00	112.64	119.10	72.59	40.59	48.64

Item 6.	Selected Financial Data

The information contained in the section captioned “Selected Consolidated Financial and Other Data” in the Annual Report is incorporated herein by reference.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates.  Our market risk arises principally from interest rate risk inherent in our lending, investing, deposit and borrowings activities.  Management actively monitors and manages its interest rate risk exposure.  In addition to other risks that we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could have a potentially have a material effect on our financial condition and result of operations.  The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” in the Annual Report is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data

Report of Independent and Registered Accounting Firm*
Consolidated Balance Sheets, March 31, 2010 and 2009*
Consolidated Statements of Income For the Years Ended March 31, 2010, 2009 and 2008*
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income For
                 the Years Ended March 31, 2010, 2009 and 2008*
Consolidated Statements of Cash Flows For the Years Ended March 31, 2010, 2009 and 2008*
Notes to Consolidated Financial Statements*
Quarterly Financial Data (unaudited)*

* Contained in the Annual Report filed as an exhibit hereto and incorporated herein by reference.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)      Report of Management on Internal Control over Financial Reporting:  The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2010 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)      Changes in Internal Controls:      There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained under the section captioned “ Proposal 1 – Election of Directors” in the Proxy Statement is incorporated herein by reference.

For information regarding the executive officers of the Company and the Bank, see the information contained herein under the section captioned “Item 1.  Business –  Personnel – Executive Officers of the Registrant.”

Audit Committee Financial Expert.  The Audit Committee of the Company is composed of Directors Moore (Chairperson), Alexander and Clyburn. Each member of the Audit Committee is “independent” as defined in the Nasdaq Stock Market listing standards.  The Board of Directors has determined there is no “audit committee financial expert” as defined by the SEC.  The Board believes that the current members of the Audit Committee are qualified to serve based on their collective experience and background.  Each member of the Audit Committee is independent as that term is used in Rule 10A-3 of the Exchange Act.

Code of Ethics.  The Board of Directors has adopted a Code of Ethics for the Company’s officers (including its senior financial officers), directors and employees.  The Code is applicable to the Company’s principal executive officer and senior financial officers.  The Company has posted its Code of Ethics on its website www.securityfederalbank.com.

Compliance with Section 16(a) of the Exchange Act.  The information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” is included in the Company’s Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information contained in the section captioned “Executive Compensation” in the Proxy Statement  is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners.

The information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement  is incorporated herein by reference.

(b)	Security Ownership of Management.

The information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement  is incorporated herein by reference.

(c)           Changes In Control

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)           Equity Compensation Plan Information

The following table sets forth certain information with respect to securities to be issued under the Company’s equity compensation plans as of March 31, 2010.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved
by security holders:
1999 Stock Option Plan	49,400	22.96	--
2002 Stock Option Plan	23,000	21.39	--
2006 Stock Option Plan	18,500	23.00	--
2008 Equity Incentive Plan	--	--	50,000
Equity compensation plans not
approved by security holders	--	--	--
Total	90,900	22.57	50,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Transactions.  The information contained in the section captioned “Meetings and Committees of the Board of Directors and Corporate Governance Matters – Corporate Governance – Related Party Transactions” in the Proxy Statement is incorporated herein by reference.

Director Independence.  The information contained in the section captioned “Meetings and Committees of the Board of Directors and Corporate Governance Matters – Corporate Governance – Director Independence” in the Proxy Statement is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

The information contained under the section captioned “Auditor ” is included in the Company’s Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements.

For a list of the financial statements filed as part of this report see Part II – Item  8.

2.      Financial Statement Schedules.

All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report filed as an exhibit hereto.

3.	Exhibits

3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Amendment, including Certificate of Designation relating to the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A (2)
3.3	Bylaws (3)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (4)
4.2	Form Preferred Stock Certificate of the Company (2)
4.3	Warrant to purchase shares of the Company’s common stock dated December 19, 2008 (2)
4.4	Letter Agreement (including Securities Purchase Agreement – Standard Terms, attached as Exhibit A) dated December 19, 2008 between the Company and the United States Department of the Treasury (2)
4.5	Form of Indenture with respect to the Company’s 8.0% Convertible Senior Debentures Due 2029 (5)
4.6	Specimen Convertible Senior Debenture Due 2029 (5)
10.1	1993 Salary Continuation Agreements (6)
10.2	Amendment One to 1993 Salary Continuation Agreements (7)
10.3	Form of 2006 Salary Continuation Agreement (8)
10.4	1999 Stock Option Plan (3)
10.5	2002 Stock Option Plan (9)
10.6	2006 Stock Option Plan (10)
10.7	2008 Equity Incentive Plan (11)
10.8	Form of incentive stock option agreement and non-qualified stock option agreement pursuant to the 2006 Stock Option Plan (10)
10.9	2004 Employee Stock Purchase Plan (12)

10.10	Incentive Compensation Plan (6)
10.11	Form of Security Federal Bank Salary Continuation Agreement (13)
10.12	Form of Security Federal Split Dollar Agreement (13)
10.13	Form of Compensation Modification Agreement (2)
13	Annual Report to Stockholders
14	Code of Ethics (14)
21	Subsidiaries of Registrant
23	Consent of Elliott Davis, LLC
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Certification of Principal Executive Officer of Security Federal Corporation To Chief Compliance Officer Of The Troubled Asset Relief Program Pursuant to 31 CFR § 30.15
99.2	Certification of Principal Financial Officer of Security Federal Corporation To Chief Compliance Officer Of The Troubled Asset Relief Program Pursuant to 31 CFR § 30.15
___________
(1)	Filed on June 26, 1998, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(2)           Incorporated by reference to the Registrant’s Current Report on Form 8-K on December 23, 2008.
(3)	Filed on March 2, 2000, as an exhibit to the Company’s Registration Statement on Form S-8 and incorporated herein by reference.
(4)	Filed on August 12, 1987, as an exhibit to the Company’s Registration Statement on Form 8-A and incorporated herein by reference.
(5)	Filed on July 13, 2009 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-160553) and incorporated herein by reference.
(6)	Filed on June 28, 1993, as an exhibit to the Company’s Annual Report on Form 10-KSB and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.
(8)	Filed on May 24, 2006 as an exhibit to the Company’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
(9)	Filed on June 19, 2002, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(10)	Filed on August 22, 2006, as an exhibit to the Company’s Registration Statement on Form S-8 (Registration Statement No. 333-136813) and incorporated herein by reference.
(11)	Filed on June 20, 2008, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(12)	Filed on June 18, 2004, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(13)	Filed on May 24, 2006 as an exhibit to the Current Report on Form 8-K and incorporated herein by reference.
(14)	Filed on June 27, 2007, as an exhibit to the Company’s Annual Report on Form 10-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY FEDERAL CORPORATION

Date: June 25, 2010	By:/s/Timothy W. Simmons
Timothy W. Simmons
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Timothy W. Simmons	June 25, 2010
Timothy W. Simmons
 President, Chief Executive Officer and Director
 (Principal Executive Officer)

By:	/s/Roy G. Lindburg	June 25, 2010
Roy G. Lindburg
Chief  Financial Officer and Director
(Principal Financial and Accounting Officer)

By:	____________________________________	June __, 2010
T. Clifton Weeks
Chairman of the Board and Director

By:	/s/J. Chris Verenes	June 25, 2010
J. Chris Verenes
President of the Bank and Director of
the Company and the Bank

By:	/s/Gasper L. Toole III	June 25, 2010
Gasper L. Toole III
Director

By:	/s/Robert E. Alexander	June 25, 2010
Robert E. Alexander
Director

By:	____________________________________	June __, 2010
Thomas L. Moore
Director

By:	/s/William Clyburn	June 25, 2010
William Clyburn
Director

By:	/s/Frank M. Thomas, Jr.	June 25, 2010
Frank M. Thomas, Jr.
Director

INDEX TO EXHIBITS

Exhibit Number

13	Annual Report to Stockholders

21	Subsidiaries of the Registrant

23	Consent of Elliott Davis, LLC

31.1	Certification of Chief Executive Officer of Security Federal Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Security Federal Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer of Security Federal Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act

99.1	Certification of Principal Executive Officer of Security Federal Corporation To Chief Compliance Officer Of The Troubled Asset Relief Program Pursuant to 31 CFR § 30.15

99.2	Certification of Principal Financial Officer of Security Federal Corporation To Chief Compliance Officer Of The Troubled Asset Relief Program Pursuant to 31 CFR § 30.15