Form 10-Q
period 2010-06-30
SECURITY FEDERAL CORP
filed 2010-08-13
CIK 818677

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10 – Q

(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filed [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).
YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	August 10, 2010	2,461,095

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

Part I.  Financial Information
Item 1.  Financial Statements
Security Federal Corporation and Subsidiaries
Consolidated Balance Sheets
	June 30, 2010	March 31, 2010
Assets:	(Unaudited)	(Audited)
Cash And Cash Equivalents	$8,855,224	$8,804,645
Investment And Mortgage-Backed Securities:
Available For Sale: (Amortized cost of $291,860,317 at June 30, 2010 and $284,831,441 at March 31, 2010)	301,636,120	292,261,039
Held To Maturity: (Fair value of $18,737,010 at June 30, 2010 and $19,854,106 at March 31, 2010)	17,514,603	18,785,380
Total Investment And Mortgage-Backed Securities	319,150,723	311,046,419
Loans Receivable, Net:
Held For Sale	9,475,245	3,161,463
Held For Investment: (Net of allowance of $11,485,185 at June 30, 2010 and $12,307,394 at March 31, 2010)	556,461,804	565,237,372
Total Loans Receivable, Net	565,937,049	568,398,835
Accrued Interest Receivable:
Loans	1,872,709	1,787,471
Mortgage-Backed Securities	936,821	964,380
Investments	805,619	703,339
Premises And Equipment, Net	20,765,946	20,720,484
Federal Home Loan Bank Stock (“FHLB”), At Cost	12,624,400	12,624,400
Bank Owned Life Insurance	10,096,305	10,001,305
Repossessed Assets Acquired In Settlement Of Loans	10,721,609	10,773,050
Intangible Assets, Net	227,000	249,500
Goodwill	1,199,754	1,199,754
Prepaid Federal Deposit Insurance Corporation (“FDIC”) Premium	3,707,589	3,987,622
Other Assets	4,773,941	4,740,454
Total Assets	$961,674,689	$956,001,658

Liabilities And Shareholders’ Equity
Liabilities:
Deposit Accounts	$705,106,067	$694,252,437
Advances From FHLB	156,844,860	164,003,882
Other Borrowed Money	12,253,282	12,060,470
Advance Payments By Borrowers For Taxes And Insurance	475,058	327,332
Mandatorily Redeemable Financial Instrument	1,703,312	1,663,312
Junior Subordinated Debentures	5,155,000	5,155,000
Senior Convertible Debentures	6,084,000	6,084,000
Other Liabilities	4,609,879	4,594,606
Total Liabilities	$892,231,458	$888,141,039

Shareholders' Equity:
Serial Preferred Stock, $.01 Par Value; Authorized 200,000 Shares; Issued And Outstanding, 18,000 At June 30, 2010 And At March 31, 2010	$17,711,425	$17,692,609
Common Stock, $.01 Par Value; Authorized Shares – 5,000,000; Issued - 2,662,028 And Outstanding Shares – 2,461,095 At June 30, 2010 And 2,662,028 And 2,461,095 At March 31, 2010	26,055	26,055
Warrant Issued In Conjunction With Serial Preferred Stock	400,000	400,000
Additional Paid-In Capital	5,360,425	5,352,144
Treasury Stock, (At Cost, 200,933 Shares At June 30, 2010 And March 31, 2010, Respectively)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive Income	6,063,720	4,608,080
Retained Earnings, Substantially Restricted	44,212,318	44,112,443
Total Shareholders' Equity	$69,443,231	$67,860,619
Total Liabilities And Shareholders' Equity	$961,674,689	$956,001,658
See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
 Consolidated Statements of Income (Unaudited)
	Three Months Ended June 30,
	2010	2009
Interest Income:
Loans	$8,368,838	$8,700,137
Mortgage-Backed Securities	2,300,418	2,847,270
Investment Securities	681,245	516,997
Other	174	214
Total Interest Income	11,350,675	12,064,618

Interest Expense:
NOW And Money Market Accounts	578,185	684,596
Statement Savings Accounts	17,507	20,118
Certificate Accounts	2,088,953	3,274,705
Advances And Other Borrowed Money	1,562,443	1,692,614
Junior Subordinated Debentures	57,897	63,760
Senior Convertible Debentures	121,680	-
Total Interest Expense	4,426,665	5,735,793

Net Interest Income	6,924,010	6,328,825
Provision For Loan Losses	1,900,000	1,400,000
Net Interest Income After Provision For Loan Losses	5,024,010	4,928,825
Non-Interest Income:
Gain On Sale Of Investments	199,511	50,891
Gain On Sale Of Loans	268,677	433,607
Loss On Sale Of Real Estate Owned	(53,745)	(23,183)
Service Fees On Deposit Accounts	293,885	276,382
Income From Cash Value Of Life Insurance	95,000	90,000
Commissions On Insurance	90,827	139,254
Other Agency Income	94,958	122,467
Trust Income	109,500	141,678
Other	279,684	195,091
Total Non-Interest Income	1,378,297	1,426,187

General And Administrative Expenses:
Salaries And Employee Benefits	3,006,484	2,944,435
Occupancy	514,192	493,345
Advertising	120,794	134,554
Depreciation And Maintenance Of Equipment	456,035	442,027
FDIC Insurance Premiums	312,048	756,000
Amortization of Intangibles	22,500	22,500
Mandatorily Redeemable Financial Instrument Valuation Adjustment	40,000	(78,000)
Other	1,066,930	1,045,053
Total General And Administrative Expenses	5,538,983	5,759,914

Income Before Income Taxes	863,324	595,098
Provision For Income Taxes	322,745	222,931
Net Income	540,579	372,167
Preferred Stock Dividends	225,000	225,000
Accretion Of Preferred Stock To Redemption Value	18,816	18,079
Net Income Available To Common Shareholders	$296,763	$129,088

Basic Net Income Per Common Share	$0.12	$0.05
Diluted Net Income Per Common Share	$0.12	$0.05
Cash Dividend Per Share On Common Stock	$0.08	$0.08
Basic Weighted Average Shares Outstanding	2,461,095	2,460,137
Diluted Weighted Average Shares Outstanding	2,559,475	2,503,777
See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
 Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Unaudited)

	Preferred Stock	Warrants	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance At March 31, 2009	$17,620,065	$400,000	$26,040	$5,299,235	$(4,330,712)	$3,809,934	$44,267,736	$67,092,298
Net Income	-	-	-	-	-	-	372,167	372,167
Other Comprehensive Income, Net Of Tax:
Unrealized Holding Gains On Securities Available For Sale, Net Of Taxes	-	-	-	-	-	29,866	-	29,866
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes	-	-	-	-	-	(31,552)	-	(31,552)
Comprehensive Income	-	-	-	-	-	-	-	370,481
Accretion Of Preferred Stock To Redemption Value	18,079	-	-	-	-	-	(18,079)	-
Employee Stock Purchase Plan Purchases	-	-	15	19,689	-	-	-	19,704
Stock Compensation Expense	-	-	-	8,281	-	-	-	8,281
Cash Dividends On Preferred	-	-	-	-	-	-	(225,000)	(225,000)
Cash Dividends On Common	-	-	-	-	-	-	(196,887)	(196,887)
Balance At June 30, 2009	$17,638,144	$400,000	$26,055	$5,327,205	$(4,330,712)	$3,808,248	$44,199,937	$67,068,877

	Preferred Stock	Warrants	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance At March 31, 2010	$17,692,609	$400,000	$26,055	$5,352,144	$(4,330,712)	$4,608,080	$44,112,443	$67,860,619
Net Income	-	-	-	-	-	-	540,579	540,579
Other Comprehensive Income, Net Of Tax:
Unrealized Holding Gains On Securities Available For Sale, Net Of Taxes	-	-	-	-	-	1,579,337	-	1,579,337
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes	-	-	-	-	-	(123,697)	-	(123,697)
Comprehensive Income	-	-	-	-	-	-	-	1,996,219
Accretion Of Preferred Stock To Redemption Value	18,816	-	-	-	-	-	(18,816)	-
Stock Compensation Expense	-	-	-	8,281	-	-	-	8,281
Cash Dividends On Preferred	-	-	-	-	-	-	(225,000)	(225,000)
Cash Dividends On Common	-	-	-	-	-	-	(196,888)	(196,888)
Balance At June 30, 2010	$17,711,425	$400,000	$26,055	$5,360,425	$(4,330,712)	$6,063,720	$44,212,318	$69,443,231

See accompanying notes to consolidated financial statements

Security Federal Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net Income	$540,579	$372,167

Adjustments To Reconcile Net Income To Net Cash Provided (Used) By Operating Activities:
Depreciation And Amortization Expense	395,646	385,374
Amortization Of Intangible Assets	22,500	22,500
Stock Option Compensation Expense	8,281	8,281
Discount Accretion And Premium Amortization	617,026	443,610
Provisions For Losses On Loans And Real Estate	1,900,000	1,400,000
Write Down Of Goodwill	-	222,000
Gain On Sale of Investments Available For Sale	(64,593)	-
Gain On Sale of Mortgage-Backed Securities Available For Sale	(134,918)	(50,891)
Gain On Sale Of Loans	(268,677)	(433,607)
Loss On Sale Of Real Estate	53,745	23,183
Amortization Of Deferred Fees On Loans	(28,582)	(36,453)
Mandatorily Redeemable Financial Instrument Valuation	40,000	(78,000)
Income From Bank Owned Life Insurance	(95,000)	(90,000)
Proceeds From Sale Of Loans Held For Sale	20,685,452	26,878,606
Origination Of Loans For Sale	(26,730,557)	(27,890,491)
(Increase) Decrease In Accrued Interest Receivable:
Loans	(85,238)	(34,322)
Mortgage-Backed Securities	27,559	122,336
Investments	(102,280)	(220,119)
Increase In Advance Payments By Borrowers	147,726	27,330
Other, Net	(628,745)	55,264
Net Cash Provided (Used) By Operating Activities	(3,700,076)	1,126,768

Cash Flows From Investing Activities:
Principal Repayments On Mortgage-Backed Securities Available For Sale	15,994,983	18,421,913
Principal Repayments On Mortgage-Backed Securities Held To Maturity	1,260,067	2,511,493
Purchase Of Investment Securities Available For Sale	(20,823,676)	(15,113,956)
Purchase Of Mortgage-Backed Securities Available For Sale	(21,271,011)	(10,253,625)
Maturities Of Investment Securities Available For Sale	5,551,684	6,549,685
Maturities of Investment Securities Held To Maturity	-	2,000,000
Proceeds From Sale of Investment Securities Available For Sale	4,273,540	-
Proceeds From Sale of Mortgage-Backed Securities Available For Sale	8,838,798	3,809,030
Redemption Of FHLB Stock	-	38,300
Decrease In Loans To Customers	3,698,101	3,686,274
Proceeds From Sale Of Repossessed Assets	3,203,745	196,707
Purchase And Improvement Of Premises And Equipment	(441,108)	(102,542)
Net Cash Provided By Investing Activities	285,123	11,743,279

		(Continued)

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)- Continued

	Three Months Ended June 30,
	2010	2009
Cash Flows From Financing Activities:
Increase In Deposit Accounts	$10,853,630	$3,635,525
Proceeds From FHLB Advances	46,150,000	64,100,000
Repayment Of FHLB Advances	(53,309,022)	(89,303,943)
Proceeds From Term Auction Facility Borrowings	-	22,000,000
Repayment Of Term Auction Facility Borrowings	-	(10,000,000)
Net Proceeds (Repayments) Of Other Borrowings	192,812	(122,024)
Dividends To Preferred Shareholders	(225,000)	(225,000)
Dividends To Common Shareholders	(196,888)	(196,887)
Proceeds From Employee Stock Purchases	-	19,704
Net Cash Provided (Used) By Financing Activities	3,465,532	(10,092,625)

Increase In Cash And Cash Equivalents	50,579	2,777,422
Cash And Cash Equivalents At Beginning Of Period	8,804,645	6,562,394
Cash And Cash Equivalents At End Of Period	$8,855,224	$9,339,816

Supplemental Disclosure Of Cash Flows Information:
Cash Paid During The Period For Interest	$4,347,280	$5,804,625
Cash Paid During The Period For Income Taxes	$15,432	$595,111
Additions To Repossessed Acquired Through Foreclosure	$3,206,049	$117,150
Change In Unrealized Gain or Loss On Securities Available For Sale, Net Of Taxes	$1,455,640	$(1,686)

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
 Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in Security Federal Corporation’s 2010 Annual Report to Shareholders when reviewing interim financial statements.  The results of operations for the three month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year.  This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, changes in interest rates, the demand for loans, the regulatory environment, general economic conditions and inflation, and the securities markets.  Management cautions readers of this Form 10-Q not to place undue reliance on the forward-looking statements contained herein.

2.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Security Federal Corporation (the “Company”) and its wholly owned subsidiary, Security Federal Bank (the “Bank”) and the Bank’s wholly owned subsidiaries, Security Federal Insurance, Inc. (“SFINS”) and Security Financial Services Corporation (“SFSC”). SFINS was formed during fiscal 2002 and began operating during the December 2001 quarter and is an insurance agency offering auto, business, health, and home insurance.  SFINS has a wholly owned subsidiary, Collier Jennings Financial Corporation which has as subsidiaries Collier Jennings Inc., The Auto Insurance Store Inc., and Security Federal Premium Pay Plans Inc. (the “Collier Jennings Companies”). SFSC is currently an inactive subsidiary.

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

The Company has a wholly owned subsidiary, Security Federal Statutory Trust (the “Trust”), which issued and sold fixed and floating rate capital securities of the Trust.  However, under current accounting guidance, the Trust is not consolidated in the Company’s financial statements.  The Bank is primarily engaged in the business of accepting savings and demand deposits and originating mortgage loans and other loans to individuals and small businesses for various personal and commercial purposes.

3.	Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the audited consolidated financial statements at March 31, 2010 included in our 2010 Annual Report to Stockholders, which was filed as an exhibit to our Annual Report on Form 10-K for the year ended March 31, 2010 (“2010 10-K”).  Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of the consolidated financial statements.  The Company provides for loan losses using the allowance method.  Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to the allowance for loan losses.  Additions to the allowance for loan losses are provided by charges to operations based on various factors, which, in management’s judgment, deserve current recognition in estimating possible losses.  Such factors considered by management include the fair value of the underlying collateral, stated guarantees by the borrower (if applicable), the borrower’s ability to repay from other economic resources, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to the outstanding loans, loss experience, delinquency trends, and general economic conditions.  Management evaluates the carrying value of the loans periodically and the allowance is adjusted accordingly.

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

The Company uses assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in its financial statements and income tax returns, and income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. The Company exercises considerable judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change. No assurance can be given that either the tax returns submitted by us or the income tax reported on the Consolidated Financial Statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service.

4.	Earnings Per Common Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted earnings per share by application of the treasury stock method. The reverse treasury stock method is used to determine the dilutive effect of the mandatorily redeemable shares outstanding, which were issued by the Company in conjunction with the acquisition of the Collier-Jennings Companies.

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

	June 30,
	2010	2009
Earnings Available to Common Shareholders:
Net Income	$540,579	$372,167
Preferred Stock Dividends	225,000	225,000
Deemed Dividends On Preferred Stock From Net Accretion of Preferred Stock	18,816	18,079
Net Income Available To Common Shareholders	$296,763	$129,088

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

4.   Earnings Per Common Share, Continued

The following table shows the effect of dilutive options and warrants on the Company’s earnings per common share for the periods indicated:

	For the Quarter Ended
	June 30, 2010
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$ 296,763	2,461,095	$0.12
Effect of Diluted Securities:
Stock Options & Warrants	-	-	-
Mandatorily Redeemable Shares	-	98,380	-
Diluted EPS	$ 296,763	2,559,475	$0.12

	For the Quarter Ended
	June 30, 2009
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$ 129,088	2,460,137	$0.05
Effect of Diluted Securities:
Stock Options & Warrants	-	-	-
Mandatorily Redeemable Shares	-	43,640	-
Diluted EPS	$ 129,088	2,503,777	$0.05

5.      Stock-Based Compensation

Certain officers and directors of the Company participate in an incentive and non-qualified stock option plan. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. The following is a summary of the activity under the Company’s stock option plans for the periods presented:

	June 30, 2010		June 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, Beginning of Period	90,900	$22.57	100,500	$22.01
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Balance, End of Period	90,900	$22.57	100,500	$22.01

Options Exercisable	50,400	$21.93	60,000	$21.09

Options Available For Grant	50,000		50,000

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

5.      Stock-Based Compensation, Continued

At June 30, 2010, the Company had the following options outstanding:

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

None of the options outstanding at June 30, 2010 have an exercise price below the average market price during the three month period ended June 30, 2010. Therefore these options are not deemed to be dilutive.

6.     Stock Warrants

In conjunction with its participation in the U.S. Treasury’s Capital Purchase Program, the Company sold warrants to the U.S. Treasury to purchase 137,966 shares of the Company’s common stock at $19.57 per share. The warrant has a 10-year term and was immediately exercisable upon issuance. At June 30, 2010, the warrant was anti-dilutive.  A summary of the status of the Company’s stock warrants and changes during the period is presented below.

	June 30, 2010		June 30, 2009
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Balance, Beginning of the Period	137,966	$19.57	137,966	$19.57
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance, End of Year	137,966	$19.57	137,966	$19.57

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

7.    Carrying Amounts and Fair Value of Financial Instruments

Effective April 1, 2008, the Company adopted accounting guidance which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value under generally accepted accounting principles. This guidance applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

Accounting guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. At June 30, 2010, the Company’s investment portfolio was comprised of government and agency bonds, mortgage-backed securities issued by government agencies or government sponsored enterprises, and one equity investment. The portfolio did not contain any private label mortgage-backed securities. Fair value measurement is based upon prices obtained from third party pricing services who use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As such, these securities are classified as Level 2.

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired management measures impairment.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

As of June 30, 2010 and March 31, 2010, the recorded investment in impaired loans was $43.1 million and $35.3 million, respectively. The average recorded investment in impaired loans was $39.2 million for the quarter ended June 30, 2010 and $33.6 million for the year ended March 31, 2010.

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

When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the asset as nonrecurring Level 3.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of June 30, 2010:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FHLB Securities	$-	$9,629,515	$-
Federal Farm Credit Securities	-	2,194,690	-
Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) Bonds	-	9,048,790	-
Small Business Administration (“SBA”) Bonds	-	50,525,849	-
Mortgage-Backed Securities	-	230,163,776	-
Equity Securities	-	73,500	-
Mortgage Loans Held For Sale	-	9,475,245	-
Total	$-	$311,111,365	$-
Liabilities:
Mandatorily Redeemable Financial Instrument	$-	$1,703,312	$-
Total	$-	$1,703,312	$-

Assets and liabilities measured at fair value on a recurring basis are as follows as of March 31, 2010:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FHLB Securities	$-	$9,369,901	$-
Federal Farm Credit Securities	-	4,208,672	-
FNMA and FHLMC Bonds	-	5,963,270	-
SBA Bonds	-	37,186,061	-
Taxable Municipal Bond	-	3,225,926	-
Mortgage-Backed Securities	-	232,235,059	-
Equity Securities	-	72,150	-
Mortgage Loans Held For Sale	-	3,161,463	-
Total	$-	$295,422,502	$-
Liabilities:
Mandatorily Redeemable Financial Instrument	$-	$1,663,312	$-
Total	$-	$1,663,312	$-

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

7.    Carrying Amounts and Fair Value of Financial Instruments, Continued

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall. Other intangible assets are measured on a non-recurring basis at least annually.  Specifically, the valuation of goodwill is performed each year at September 30.

Assets:	Level 1	Level 2	Level 3	Balance At June 30, 2010
Intangible Assets	$ -	$ -	$ 227,000	$ 227,000
Impaired Loans (1)	-	30,088,732	12,830,231	42,918,963
Foreclosed Assets	-	10,721,609	-	10,721,609
Total	$ -	$ 40,810,341	$ 13,057,231	$ 53,867,572

 (1) Impaired loans are reported net of specific reserves of $164,000.

The table below presents assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets:	Level 1	Level 2	Level 3	Balance At March 31, 2010
Goodwill	$ -	$ -	$ 249,500	$ 249,500
Impaired Loans (1)	-	19,735,647	13,548,107	33,283,754
Foreclosed Assets	-	10,773,050	-	10,773,050
Total	$ -	$ 30,508,697	$ 13,797,607	$ 44,306,304

(1) Impaired loans are reported net of specific reserves of $2.0 million.

For assets and liabilities that are not presented on the balance sheet at fair value, the following methods are used to determine the fair value:

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

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

7.        Carrying Amounts and Fair Value of Financial Instruments, Continued

Senior Convertible Debentures— The fair value is estimated by discounting the future cash flows using the current rates at which similar debenture offerings with similar terms and maturities would be issued by similar institutions. As discount rates are based on current debenture rates as well as management estimates, the fair values presented may not be indicative of the value negotiated in an actual sale.

Junior Subordinated Debentures—The carrying value of junior subordinated debentures approximates fair value.

The following table is a summary of the carrying value and estimated fair value of the Company’s financial instruments as of June 30, 2010 and March 31, 2010 presented in accordance with the applicable accounting guidance.

	June 30, 2010		March 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial Assets:
Cash And Cash Equivalents	$8,855	$8,855	$8,805	$8,805
Investment And Mortgage-Backed Securities	319,151	320,373	311,046	312,115
Loans Receivable, Net	565,937	556,009	568,399	578,851
FHLB Stock	12,624	12,624	12,624	12,624

Financial Liabilities:
Deposits:
Checking, Savings, And Money Market Accounts	$307,077	$307,077	$301,983	$301,983
Certificate Accounts	398,029	402,131	392,270	398,206
Advances From FHLB	156,845	165,781	164,004	172,983
Other Borrowed Money	12,253	12,253	12,060	12,060
Senior Convertible Debentures	6,084	6,084	6,084	6,084
Junior Subordinated Debentures	5,155	5,155	5,155	5,155

At June 30, 2010, the Bank had $51.0 million of off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

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

Income Tax guidance was amended in April 2010 to reflect an SEC Staff Announcement after the President signed the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, which amended the Patient Protection and Affordable Care Act signed on March 23, 2010. According to the announcement, although the bills were signed on separate dates, regulatory bodies would not object if the two Acts were considered together for accounting purposes. This view is based on the SEC staff's understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President.  The amendment had no impact on the Company’s financial statements.

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

9.      Securities

Investment And Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value

FHLB Securities	$9,419,223	$210,292	$-	$9,629,515
Federal Farm Credit Securities	2,049,339	145,351	-	2,194,690
FNMA and FHLMC Bonds	8,994,469	54,321	-	9,048,790
SBA Bonds	49,944,224	742,185	160,560	50,525,849
Mortgage-Backed Securities	221,350,124	8,922,574	108,922	230,163,776
Equity Securities	102,938	-	29,438	73,500
	$291,860,317	$10,074,723	$298,920	$301,636,120

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value

FHLB Securities	$9,209,585	$204,066	$43,750	$9,369,901
Federal Farm Credit Securities	4,173,462	40,079	4,869	4,208,672
FNMA and FHLMC Bonds	5,993,806	-	30,536	5,963,270
SBA Bonds	36,955,783	313,976	83,698	37,186,061
Taxable Municipal Bond	3,192,950	32,976	-	3,225,926
Mortgage-Backed Securities	225,202,917	7,396,067	363,925	232,235,059
Equity Securities	102,938	-	30,788	72,150
	$284,831,441	$7,987,164	$557,566	$292,261,039

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

9.      Securities, Continued

FHLB securities, Federal Farm Credit securities, FNMA and FHLMC bonds, and FNMA and FHLMC mortgage-backed securities are issued by government-sponsored enterprises (“GSEs”).  GSEs are not backed by the full faith and credit of the United States government.  SBA bonds are backed by the full faith and credit of the United States government. Included in the tables above in mortgage-backed securities are GNMA mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At June 30, 2010 and March 31, 2010, the Company held an amortized cost and fair value of $137.1 million and $141.9 million and $129.1 million and $132.4 million, respectively, in GNMA mortgage-backed securities included in mortgage-backed securities listed above. All mortgage-backed securities in the Company’s portfolio are either GSEs or GNMA mortgage-backed securities. The balance does not include any private label mortgage-backed securities.

The Bank received approximately $13.1 million and $3.8 million, respectively, in proceeds from sales of available for sale securities during the quarters ended June 30, 2010 and 2009 and recognized approximately $200,000 in gross gains during the quarter ended June 30, 2010 and $51,000 in gross gains during the quarter ended June 30, 2009.

The amortized cost and fair value of investment and mortgage-backed securities available for sale at June 30, 2010 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Less Than One Year	$697,258	$717,497
One – Five Years	5,061,182	5,105,665
Over Five – Ten Years	32,185,408	32,428,971
After Ten Years	32,566,345	33,220,211
Mortgage-Backed Securities	221,350,124	230,163,776
	$291,860,317	$301,636,120

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual available for sale securities have been in a continuous unrealized loss position, at June 30, 2010.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SBA Bonds	$12,385,431	$160,560	$-	$-	$12,385,431	$160,560
Mortgage-Backed Securities	17,096,228	108,922	-	-	17,096,228	108,922
Equity Securities	-	-	73,500	29,438	73,500	29,438
	$29,481,659	$269,482	$73,500	$29,438	$29,555,159	$298,920

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual available for sale securities have been in a continuous unrealized loss position, at March 31, 2010.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$2,956,250	$43,750	$-	$-	$2,956,250	$43,750
Federal Farm Credit Securities	1,037,500	4,869	-	-	1,037,500	4,869
Mortgage-Backed Securities	36,866,308	363,925	-	-	36,866,308	363,925
FNMA and FHLMC Bonds	4,963,270	30,536	-	-	4,963,270	30,536
SBA Bonds	10,464,706	83,698	-	-	10,464,706	83,698
Equity Securities	-	-	72,150	30,788	72,150	30,788
	$56,288,034	$526,778	$72,150	$30,788	$56,360,184	$557,566

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

9.      Securities, Continued

Securities classified as available for sale are recorded at fair market value. Approximately 9.8% of the unrealized losses, or one individual security, consisted of securities in a continuous loss position for 12 months or more at June 30, 2010.  At March 31, 2010, approximately 5.5% of the unrealized losses, or one individual security, consisted of securities in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”). Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value.

If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or a portion may be recognized in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment.

Investment and Mortgage-Backed Securities, Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$4,000,000	$326,890	$-	$4,326,890
SBA Bonds	4,482,212	310,741	-	4,792,953
Mortgage-Backed Securities	8,877,391	584,776	-	9,462,167
Equity Securities	155,000	-	-	155,000
Total	$17,514,603	$1,222,407	$-	$18,737,010

March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$4,000,000	$284,070	$-	$4,284,070
SBA Bonds	4,481,515	262,584	-	4,744,099
Mortgage-Backed Securities	10,148,865	522,072	-	10,670,937
Equity Securities	155,000	-	-	155,000
Total	$18,785,380	$1,068,726	$-	$19,854,106

FHLB securities, FNMA and FHLMC mortgage-backed securities are issued by GSEs.  GSEs are not backed by the full faith and credit of the United States government.  SBA bonds are backed by the full faith and credit of the United States government. Included in the tables above in mortgage-backed securities are GNMA mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At June 30, 2010, the Company held an amortized cost and fair value of $5.1 million and $5.4 million, respectively, in GNMA mortgage-backed securities included in mortgage-backed securities listed above. At March 31, 2010, the Company held an amortized cost and fair value of $5.6 million and $5.9 million, respectively, in GNMA mortgage-backed securities included in mortgage-backed securities listed above. All mortgage-backed securities in the Company’s portfolio above are either GSEs or GNMA mortgage-backed securities. The balance does not include any private label mortgage-backed securities.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

9.      Securities, Continued

The amortized cost and fair value of investment and mortgage-backed securities held to maturity at June 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities resulting from call features on certain investments.

	Amortized Cost	Fair Value

Less Than One Year	$1,000,000	$1,006,250
One – Five Years	4,176,730	4,555,220
Over Five – Ten Years	-	-
More Than Ten Years	3,460,482	3,713,373
Mortgage-Backed Securities	8,877,391	9,462,167
	$17,514,603	$18,737,010

The Company did not have any held to maturity securities in an unrealized loss position at June 30, 2010 or March 31, 2010. The Company’s held to maturity portfolio is recorded at amortized cost.  The Company has the ability and intends to hold these securities to maturity. There were no sales of securities held to maturity during the quarters ended June 30, 2010 or 2009, or during the year ended March 31, 2010.

10.       Loans Receivable, Net

Loans receivable, net, at June 30, 2010 and March 31, 2010 consisted of the following:

	June 30, 2010	March 31, 2010
Residential Real Estate	$116,279,171	$118,256,972
Consumer	66,837,447	68,526,203
Commercial Business	17,148,256	17,813,383
Commercial Real Estate	372,914,114	378,719,217
Loans Held For Sale	9,475,245	3,161,463
	582,654,233	586,477,238

Less:
Allowance For Possible Loan Loss	11,485,185	12,307,394
Loans In Process	5,146,481	5,619,822
Deferred Loan Fees	85,518	151,187
	16,717,184	18,078,403
	$565,937,049	$568,398,835

The following table presents the loans individually evaluated and considered impaired at June 30, 2010 and March 31, 2010. Impairment includes performing troubled debt restructurings.

	June 30, 2010	March 31, 2010

Total Loans Considered Impaired	$43,083,323	$35,298,754
Impaired Loans For Which There Is A Related Specific Reserve For Loan Loss:
Outstanding Loan Balance	$256,739	$10,885,245
Related Specific Reserve	$164,360	$2,015,000
Impaired Loans With No Related Specific Reserve	$42,826,584	$24,413,509
Average Impaired Loans	$39,191,038	$33,633,408

At June 30, 2010 and March 31, 2010, the Bank did not have any loans 90 days delinquent and still accruing interest.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

11.    Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements were available to be issued and no subsequent events occurred requiring accrual or disclosure.

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

•	Future legislative changes in the U.S. Treasury’s Capital Purchase Program; and
•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this prospectus and the incorporated documents.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Some of these and other factors are discussed in the 2010 10-K under the caption “Risk Factors” Such developments could have an adverse impact on our financial position and our results of operations.

Any of the forward-looking statements that we make in this quarterly report and in other public statements may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for fiscal year 2011 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect the Company’s financial condition, liquidity and operating and stock price performance.

Comparison of Financial Condition At June 30, 2010 and March 31, 2010

General – Total assets increased $5.7 million or 0.6% to $961.7 million at June 30, 2010 from $956.0 million at March 31, 2010.  The primary reason for the increase in total assets was an increase in investment and mortgage-backed securities, offset slightly by a decrease in net loans receivable.

Assets – The increases and decreases in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	June 30, 2010	March 31, 2010	Amount	Percent
Cash And Cash Equivalents	$8,855,224	$8,804,645	$50,579	0.6%
Investment And Mortgage- Backed Securities – Available For Sale	301,636,120	292,261,039	9,375,081	3.2
Investment And Mortgage- Backed Securities – Held To Maturity	17,514,603	18,785,380	(1,270,777)	(6.8)
Loan Receivable, Net	565,937,049	568,398,835	(2,461,786)	(0.4)
Repossessed Assets Acquired In Settlement of Loans	10,721,609	10,773,050	(51,441)	(0.5)
Prepaid FDIC Premium	3,707,589	3,987,622	(280,033)	(7.0)

Cash and cash equivalents remained relatively unchanged at $8.9 million at June 30, 2010, increasing $51,000 or 0.6% compared to $8.8 million at March 31, 2010.

Investment and mortgage-backed securities available for sale increased $9.4 million or 3.2% to $301.6 million at June 30, 2010 from $292.3 million at March 31, 2010. This increase was the result of investment purchases offset slightly by principal repayments and maturities on securities coupled with the sale of ten securities during the quarter ended June 30, 2010. Investment and mortgage-backed securities held to maturity decreased $1.3 million or 6.8% to $17.5 million at June 30, 2010 as a result of calls and maturities of securities during the quarter as well as principal repayments on mortgage-backed securities. The Company did not purchase or sell any held to maturity securities during the period.

Loans receivable, net decreased $2.5 million or 0.4% to $565.9 million at June 30, 2010 from $568.4 million at March 31, 2010. This decrease was a result of Company’s efforts to tighten underwriting standards and increase rates combined with overall lower loan demand.  Residential real estate loans decreased $2.0 million to $116.3 million at June 30, 2010 from $118.3 million at March 31, 2010.  Consumer loans decreased $1.7 million to $66.8 million at June 30, 2010 compared to $68.5 million at March 31, 2010. Commercial real estate loans and commercial business loans decreased $5.8 million and $665,000, respectively, to $372.9 million and $17.1 million, respectively, at June 30, 2010 when compared to the balance at March 31, 2010. Loans held for sale increased $6.3 million to $9.5 million at June 30, 2010 from $3.2 million at March 31, 2010.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Repossessed assets acquired in settlement of loans decreased $51,000 to $10.7 million at June 30, 2010 from $10.8 million at March 31, 2010.  The Company sold 14 real estate properties and repossessed 10 additional properties during the period for a net decrease during the quarter. At June 30, 2010, the balance of repossessed assets consisted of the following 25 real estate properties: 10 single-family residences located throughout the Company’s market area in South Carolina and Georgia; three lots within two subdivisions in Aiken, South Carolina and approximately 17 acres of land in Aiken, South Carolina; one lot within a subdivision in North Augusta, South Carolina; one mobile home including small acreage in Lexington County, South Carolina and one mobile home and small acreage in Aiken, South Carolina; two commercial buildings in Lexington County, South Carolina and two commercial buildings in Augusta, Georgia; three related mobile home parks in Aiken, South Carolina; a condominium development in Atlanta, Georgia that was originally acquired as a participation loan from another financial institution; a 55 lot subdivision development and adjacent 17 acres of land in Columbia, South Carolina; and 34.8 acres of land in Blufton, South Carolina also originally acquired as a participation loan from another financial institution. In addition to the properties listed above, the balance also included $16,000 in various other repossessed assets that were not real estate.

Prepaid FDIC premium decreased $280,000 or 7.0% to $3.7 million at June 30, 2010 compared to $4.0 million at March 31, 2010. This decrease was the result of the quarterly assessment amount due during the quarter.

Liabilities
Deposit Accounts
					Balance
	June 30, 2010		March 31, 2010		Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Amount	Percent
Demand Accounts:
Checking	$111,828,004	0.21%	$109,086,367	0.20%	$2,741,637	2.5%
Money Market	176,003,069	1.16	173,904,664	1.28	2,098,405	1.2
Statement Savings Accounts	19,246,040	0.35	18,991,543	0.39	254,497	1.3
Total	307,077,113	0.76	301,982,574	0.83	5,094,539	1.7

Certificate Accounts
0.00 – 1.99%	132,619,172		118,796,507		13,822,665	11.6
2.00 – 2.99%	248,397,189		255,352,355		(6,955,166)	(2.7)
3.00 – 3.99%	4,222,491		4,571,860		(349,369)	(7.6)
4.00 – 4.99%	8,043,448		8,818,487		(775,039)	(8.8)
5.00 – 5.99%	4,746,654		4,730,654		16,000	0.3
Total	398,028,954	2.11	392,269,863	2.15	5,759,091	1.5
Total Deposits	$705,106,067	1.52%	$694,252,437	1.58%	$10,853,630	1.6%

Included in the certificates above were $39.4 million and $34.4 million in brokered deposits at June 30, 2010 and March 31, 2010, respectively, with a weighted average interest rate of 2.18% and 2.07%, respectively.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Advances From FHLB – FHLB advances are summarized by contractual year of maturity and weighted average interest rate in the table below:

					Balance
	June 30, 2010		March 31, 2010		Decrease
Fiscal Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2011	23,945,000	3.22%	31,100,000	2.54%	(7,155,000)	23.0%
2012	34,700,000	3.66%	34,700,000	3.66%	-	-
2013	10,000,000	4.76%	10,000,000	4.76%	-	-
2014	20,000,000	3.84%	20,000,000	3.84%	-	-
2015	15,299,860	3.44%	15,303,882	3.44%	(4,022)	(0.0)
Thereafter	52,900,000	4.27%	52,900,000	4.27%	-	-
Total Advances	$156,844,860	3.87%	$164,003,882	3.71%	$(7,159,022)	(4.4)%

These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $116.0 million and $122.5 million at June 30, 2010 and $130.8 million and $136.0 million at March 31, 2010, respectively. Advances are subject to prepayment penalties.

The following table shows callable FHLB advances as of the dates indicated.  These advances are also included in the above table.  All callable advances are callable at the option of the FHLB.  If an advance is called, the Bank has the option to payoff the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

As of June 30, 2010
Borrow Date	Maturity Date	Amount	Int. Rate	Type	Call Dates

11/23/05	11/23/15	5,000,000	3.933%	Multi-Call	05/25/08 and quarterly thereafter
01/12/06	01/12/16	5,000,000	4.450%	1 Time Call	01/12/11
06/02/06	06/02/16	5,000,000	5.160%	1 Time Call	06/02/11
07/11/06	07/11/16	5,000,000	4.800%	Multi-Call	07/11/08 and quarterly thereafter
11/29/06	11/29/16	5,000,000	4.025%	Multi-Call	05/29/08 and quarterly thereafter
01/19/07	07/21/14	5,000,000	4.885%	1 Time Call	07/21/11
03/09/07	03/09/12	4,700,000	4.286%	Multi-Call	06/09/10 and quarterly thereafter
05/24/07	05/24/17	7,900,000	4.375%	Multi-Call	05/27/08 and quarterly thereafter
07/25/07	07/25/17	5,000,000	4.396%	Multi-Call	07/25/08 and quarterly thereafter
11/16/07	11/16/11	5,000,000	3.745%	Multi-Call	11/17/08 and quarterly thereafter
08/28/08	08/28/13	5,000,000	3.113%	Multi-Call	08/30/10 and quarterly thereafter
08/28/08	08/28/18	5,000,000	3.385%	1 Time Call	08/29/11

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

As of March 31, 2010
Borrow Date	Maturity Date	Amount	Int. Rate	Type	Call Dates

06/24/05	06/24/15	5,000,000	3.710%	1 Time Call	06/24/10
11/23/05	11/23/15	5,000,000	3.933%	Multi-Call	05/25/08 and quarterly thereafter
01/12/06	01/12/16	5,000,000	4.450%	1 Time Call	01/12/11
06/02/06	06/02/16	5,000,000	5.160%	1 Time Call	06/02/11
07/11/06	07/11/16	5,000,000	4.800%	Multi-Call	07/11/08 and quarterly thereafter
11/29/06	11/29/16	5,000,000	4.025%	Multi-Call	05/29/08 and quarterly thereafter
01/19/07	07/21/14	5,000,000	4.885%	1 Time Call	07/21/11
03/09/07	03/09/12	4,700,000	4.286%	Multi-Call	06/09/10 and quarterly thereafter
05/24/07	05/24/17	7,900,000	4.375%	Multi-Call	05/27/08 and quarterly thereafter
07/25/07	07/25/17	5,000,000	4.396%	Multi-Call	07/25/08 and quarterly thereafter
11/16/07	11/16/11	5,000,000	3.745%	Multi-Call	11/17/08 and quarterly thereafter
08/28/08	08/28/13	5,000,000	3.113%	Multi-Call	08/30/10 and quarterly thereafter
08/28/08	08/28/18	5,000,000	3.385%	1 Time Call	08/29/11

Other Borrowings- The Bank had $12.3 million and $12.1 million in other borrowings (non-FHLB advances) at June 30, 2010 and March 31, 2010, respectively.  These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts.  The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At June 30, 2010 and March 31, 2010, the interest rate paid on the repurchase agreements was 0.65% and 0.80%, respectively.  The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $18.7 million and $19.5 million at June 30, 2010 and $20.6 million and $21.3 million at March 31, 2010, respectively.

Mandatorily Redeemable Financial Instrument – On June 30, 2006, the Company recorded a $1.4 million mandatorily redeemable financial instrument as a result of the acquisition of the Collier-Jennings Companies.  The shareholder of the Collier-Jennings Companies received cash and was issued stock in the Company to settle the acquisition.  The Company released the shares to the shareholder of the Collier-Jennings Companies over a three-year period.  The stock is mandatorily redeemable by the shareholder of the Collier-Jennings Companies in cumulative increments of 20% per year for a five-year period at the greater of $26 per share or one and one-half times the book value of the Company’s stock. At June 30, 2010, the shareholder had not elected to redeem any of the shares.

The mandatorily redeemable financial instrument is carried at fair value. At June 30, 2010 and March 31, 2010, the fair value was $1.7 million based on the Company’s book value per common share. The Company recorded a valuation expense of $40,000 during the quarter ended June 30, 2010 to properly reflect the fair value of the instrument.

Junior Subordinated Debentures – On September 21, 2006, the Trust (Security Federal Statutory Trust), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”), which are reported on the consolidated balance sheet as junior subordinated debentures, generating proceeds of $5.0 million. The Trust loaned these proceeds to the Company to use for general corporate purposes, primarily to provide capital to the Bank. The debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.

The Capital Securities accrue and pay distributions quarterly at a rate per annum equal to a blended rate of 4.56% at June 30, 2010.  One-half of the Capital Securities issued in the transaction has a fixed rate of 6.88% and the remaining half has a floating rate of three-month LIBOR plus 170 basis points, which was 2.24% at June 30, 2010. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears.

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

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Senior Convertible Debentures –Effective December 1, 2009, the Company issued $6.1 million in convertible senior debentures. The debentures will mature on December 1, 2029 and accrue interest at the rate of 8.0% per annum until maturity or earlier redemption or repayment. Interest on the debentures is payable on June 1 and December 1 of each year, commencing June 1, 2010. The debentures are convertible into the Company’s common stock at a conversion price of $20 per share at the option of the holder at any time prior to maturity.

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

Equity – Shareholders’ equity increased $1.6 million or 2.3% to $69.4 million at June 30, 2010 from $67.9 million at March 31, 2010. Accumulated other comprehensive income, net of tax increased $1.5 million to $6.1 million at June 30, 2010. The Company’s net income available for common shareholders was $297,000 for the three month period ended June 30, 2010, after preferred stock dividends of $225,000 and accretion of preferred stock of $19,000.  The Board of Directors of the Company declared the 78th consecutive quarterly common stock dividend, which was $0.08 per share, in May 2010, and totaled $197,000.  Book value per common share was $20.86 at June 30, 2010 and $20.22 at March 31, 2010.

Non-performing Assets.  The following table sets forth detailed information concerning our non-performing assets for the periods indicated:

	At June 30, 2010		At March 31, 2010		$	%
	Amount	Percent (1)	Amount	Percent (1)	Increase (Decrease)	Increase (Decrease)
Loans 90 days or more past due or non-accrual loans:
Residential real estate	$4,474,438	0.8%	$4,344,060	0.8%	$130,378	3.0%
Commercial business	316,624	0.1	699,182	0.1	(382,558)	(54.7)
Commercial real estate	22,701,042	4.0	25,479,420	4.4	(2,778,378)	(10.9)
Consumer	767,323	0.1	703,288	0.1	64,035	9.1
Total non-performing loans	28,259,427	5.0	31,225,950	5.4	(2,966,523)	(9.5)

Other non-performing assets:
Repossessed assets	15,871	0.0	43,106	0.0	(27,235)	(63.2)
Real estate owned	10,705,738	1.9	10,729,944	1.9	(24,206)	(0.2)
Total other non-performing assets	10,721,609	1.9	10,773,050	1.9	(51,441)	(0.5)

Total non-performing assets	$38,981,036	6.9%	$41,999,000	7.3%	$(3,017,964)	(7.2)%

Total non-performing assets as a percentage of total assets	4.1%		4.4%

(1) Percent of gross loans receivable, net of deferred fees and loans in process and loans held for sale

The Company’s non-performing assets decreased $3.0 million to $39.0 million at June 30, 2010 from $42.0 million at March 31, 2010. The decrease was primarily concentrated in non-performing commercial real estate loans which decreased $2.8 million to $22.7 million at June 30, 2010 from $25.5 million at March 31, 2010. The balance in non-performing commercial real estate loans consisted of 52 loans to 28 borrowers with an average loan balance of $378,000.

A large portion of the non-performing commercial real estate category, or $10.9 million consisted of 14 loans secured by commercial buildings to 13 separate borrowers. Of this amount, five loans totaling $1.7 million were secured by buildings located in the Midlands area of South Carolina; two loans totaling $871,000 were secured by buildings located in Aiken, South Carolina; one loan for $5.5 million was secured by a building located in Charleston, South Carolina; one loan for $402,000 was secured by a building in Florida; one loan for $938,000 was secured by a building in Hardeeville, South Carolina; two loans totaling $235,000 were secured by buildings located in Windsor, South Carolina; one loan totaling $1.1 million was secured by an apartment complex in Lexington, South Carolina; and one loan for $11,000 was secured by a building in North Augusta, South Carolina.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Of the remaining commercial real estate category $8.2 million was concentrated in construction loans and land acquisition and development type loans (“A&D loans”). The balance of these type of loans consisted of $4.8 million in A&D loans to two separate borrowers for the development of residential subdivisions in the Midlands area of South Carolina and $3.5 million in loans to 14 separate borrowers secured by builder lots or speculative houses in varying degrees of completion throughout South Carolina.

The remaining loans in the commercial real estate category were secured by first mortgages on principal residences or raw land.

Repossessed assets acquired in settlement of loans decreased $51,000 to $10.7 million at June 30, 2010 from $10.8 million at March 31, 2010. The Company foreclosed on 10 real estate properties during the quarter ended June 30, 2010 and sold 14 properties.

The Bank reviews its loan portfolio and allowance for loan losses on a monthly basis.  Future additions to the Bank's allowance for loan losses are dependent on, among other things, the performance of the Bank's loan portfolio, the economy, changes in real estate values, and interest rates.  There can be no assurance that additions to the allowance will not be required in future periods. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations. Management continually monitors its loan portfolio for the impact of local economic changes.  The ratio of allowance for loan losses to total loans was 2.02% at June 30, 2010 compared to 2.13% at March 31, 2010. The Bank continues to practice conservative lending and past due loans are monitored closely.

The cumulative interest not accrued during the quarter ended June 30, 2010 relating to all non-performing loans totaled $380,000. At June 30, 2010, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.
`
The balance of loans in troubled debt restructurings increased during the quarter ended June 30, 2010. The Bank had nine loans that were troubled debt restructurings totaling $3.2 million at June 30, 2010 compared to five loans totaling $336,000 at March 31, 2010. All troubled debt restructurings are considered impaired and reviewed for potential impairment losses.  At June 30, 2010, the Bank held $43.1 million in impaired loans including troubled debt restructurings compared to $35.3 million at March 31, 2010. The Bank had specific reserves totaling $164,000 related to $257,000 in impaired loans at June 30, 2010 compared to $2.0 million in specific reserves related to $10.9 million in impaired loans at March 31, 2010.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

Net Income Available to Common Shareholders - Net income available to common shareholders increased $168,000 or 129.9% to $297,000 for the three months ended June 30, 2010 compared to $129,000 for the three months ended June 30, 2009. The increase in net income was primarily the result of an increase in the Company’s net interest income offset slightly by an increase in the provision for loan losses.

Net Interest Income - The net interest margin increased 42 basis points to 3.13% for the quarter ended June 30, 2010 from 2.71% for the comparable quarter in the previous year. Net interest income increased $595,000 or 9.4% to $6.9 million during the three months ended June 30, 2010, compared to $6.3 million for the same period in 2009, as a result of decrease in interest expense offset slightly by an decrease in interest income.  During the three months ended June 30, 2010, average interest earning assets decreased $50.5 million to $884.5 million while average interest-bearing liabilities decreased $38.1 million to $836.0 million.  The interest rate spread increased 48 basis points to 3.02% during the three months ended June 30, 2010 compared to the same period in 2009.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Interest Income - Total interest income decreased $714,000 or 5.9% to $11.4 million during the three months ended June 30, 2010 from $12.1 million for the same period in 2009. This decrease is primarily the result of the decrease in interest earning assets. Total interest income on loans decreased $331,000 or 3.8% to $8.4 million during the three months ended June 30, 2010 as a result of the average loan portfolio balance decreasing $47.0 million, offset slightly by the yield in the loan portfolio increasing 23 basis points. Interest income from mortgage-backed securities decreased $547,000 or 19.2% to $2.3 million as a result of a $20.9 million decrease in the average balance of the portfolio combined with a 54 basis point decrease in yield. Interest income from investment securities increased $164,000 or 31.8% to $681,000 as a result of an increase of $17.9 million in the average balance of the investment securities portfolio combined with a 12 basis point increase in the yield.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010		2009
	Average Balance	Yield(1)	Average Balance	Yield(1)	Increase (Decrease) In Interest And Dividend Income From 2009
Loans Receivable, Net	$566,097,269	5.91%	$613,143,758	5.68%	$(331,299)
Mortgage-Backed Securities	233,855,497	3.93	254,792,860	4.47	(546,852)
Investment Securities	84,313,685	3.23	66,444,277	3.11	164,248
Other	200,000	0.35	607,766	0.14	(40)
Total Interest-Earning Assets	$884,466,451	5.14%	$934,988,661	5.16%	$(713,943)

(1) Annualized

Interest Expense - Total interest expense decreased $1.3 million or 22.8% to $4.4 million during the three months ended June 30, 2010 compared to $5.7 million for the same period one-year earlier. The decrease in total interest expense is attributable to a 50 basis point decrease in interest rates paid during the quarter and a decrease in the average balance of interest-bearing liabilities outstanding of $38.1 million when compared to the prior year.

Interest expense on deposits decreased $1.3 million or 32.5% to $2.7 million during the period as a result of a 92 basis point decrease in the cost of deposits from 2.56% for the quarter ended June 30, 2009 to 1.64% for the same quarter in 2010. The decrease in the cost of deposits was offset by an increase in the average balance during the quarter. Average interest bearing deposits grew $32.4 million to $655.4 million compared to $623.0 million for the three months ended June 30, 2009.  Interest expense on advances and other borrowings decreased $130,000 or 7.7% during the 2010 period compared to 2009 as a result of a $76.6 million decrease in the average total borrowings outstanding offset by an 89 basis point increase in the average cost of debt outstanding. Interest expense on junior subordinated debentures decreased $6,000 to $58,000 for the three months ended June 30, 2010 compared to $64,000 for the same period one year ago while the average balance remained constant at $5.2 million for the three months ended June 30, 2010 and 2009, respectively, as a result of a 46 basis point decrease in the rate paid.  Interest expense on senior convertible debentures was $122,000 for the three months ended June 30, 2010 compared to zero in 2009. The senior convertible debentures were issued December 1, 2009.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010		2009
	Average Balance	Yield(1)	Average Balance	Yield(1)	Increase (Decrease) In Interest Expense From 2009
Now And Money Market Accounts	$241,216,944	0.96%	$216,448,975	1.27%	$(106,411)
Statement Savings Accounts	18,999,975	0.37	17,321,483	0.46	(2,611)
Certificate Accounts	395,176,116	2.11	389,222,011	3.37	(1,185,752)
FHLB Advances And Other Borrowed Money	169,358,617	3.64	245,948,850	2.75	(130,171)
Junior Subordinated Debentures	5,155,000	4.49	5,155,000	4.95	(5,863)
Senior Convertible Debentures	6,084,000	8.00	-	-	121,680
Total Interest-Bearing Liabilities	$835,990,652	2.12%	$874,096,319	2.62%	$(1,309,128)

(1) Annualized

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

Management’s monthly review of the adequacy of the allowance includes three main components. The first component is an analysis of loss potential in various homogenous segments of the portfolio based on historical trends and the risk inherent in each category. Previously, management applied a five year historical loss ratio to each loan category to estimate the inherent loss in these pooled loans. However as a result of the decline in economic conditions and the unprecedented increases in delinquencies and charge offs experienced by the industry in recent periods, the Company no longer considers five year historical losses relevant indicators of future losses. Management began applying 12 to 18 month historical loss ratios to each loan category in recent quarters to more accurately project losses in the near future.

The second component of management’s monthly analysis is the specific review and evaluation of significant problem credits identified through the Company’s internal monitoring system. These loans are evaluated for impairment and recorded in accordance with accounting guidance. For each loan deemed impaired, management calculates a specific reserve for the amount in which the recorded investment in the loan exceeds the fair value. This estimate is based on a thorough analysis of the most probable source of repayment, which is typically liquidation of the collateral.

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

The provision for loan losses was $1.9 million for the quarter ended June 30, 2010 compared to $1.4 million for the same quarter in the prior year.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table details selected activity associated with the allowance for loan losses for the three months ended June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009
Beginning Balance	$12,307,394	$10,181,599
Provision	1,900,000	1,400,000
Charge-offs	(2,752,625)	(171,779)
Recoveries	30,416	10,506
Ending Balance	$11,485,185	$11,420,326

Allowance For Loan Losses As A Percentage Of Gross Loans Receivable Held For Investment At The End Of The Period	2.02%	1.87%
Allowance For Loan Losses As A Percentage Of Impaired Loans At The End Of The Period	26.66%	33.78%
Impaired Loans	43,083,323	33,803,496
Nonaccrual Loans And 90 Days Or More Past Due Loans As A Percentage Of Gross Loans Receivable Held For Investment At The End Of The Period	4.98%	3.18%
Loans Receivable, Net	$565,937,049	$607,368,394

Impaired loans increased $9.3 million or 27.5% to $43.1 million at June 30, 2010 compared to $33.8 million at June 30, 2009. This increase is primarily the result of the economic downturn. In addition, the Company re-evaluated it’s methodology for identifiying impaired loans which resulted in stricter standards for selecting and identifying loans to be reviewed for impairment.

Non-Interest Income - Non-interest income remained relatively unchanged at $1.4 million for the three months ended June 30, 2010, decreasing $48,000 compared to the three months ended June 30, 2009. The following table provides a detailed analysis of the changes in the components of non-interest income:

	Three Months Ended June 30,		Increase (Decrease)
	2010	2009	Amounts	Percent
Loss On Sale Of Real Estate Owned	$(53,745)	$(23,183)	$(30,562)	131.8%
Gain On Sale Of Investments	199,511	50,891	148,620	292.0
Gain On Sale Of Loans	268,677	433,607	(164,930)	(38.0)
Service Fees On Deposit Accounts	293,885	276,382	17,503	6.3
Income From Cash Value Of Life Insurance	95,000	90,000	5,000	5.6
Commissions On Insurance	90,827	139,254	(48,427)	(34.8)
Other Agency Income	94,958	122,467	(27,509)	(22.5)
Trust Income	109,500	141,678	(32,178)	(22.7)
Other	279,684	195,091	84,593	43.4
Total Non-Interest Income	$1,378,297	$1,426,187	$(47,890)	(3.4)%

Loss on sale of real estate owned increased $31,000 or 131.8% to $54,000 for the three months ended June 30, 2010 compared to $23,000 for the same period in 2009. Gain on sale of investments was $200,000 for the three months ended June 30, 2010, compared to $51,000 in the same period one year earlier. The gain resulted from the sale of ten investments during the three months ended June 30, 2010 compared to the sale of three securities during the same quarter of the previous year. Gain on sale of loans decreased $165,000 to $269,000 during the three months ended June 30, 2010 compared to $434,000 for the same period one year ago as a result of a decrease in the volume of fixed rate residential mortgage loans originated and sold. Service fees on deposit accounts increased $18,000 to $294,000 for the quarter ended June 30, 2010 compared to $276,000 for the same quarter in 2009.

Commissions on insurance and other agency income decreased $76,000 to $186,000 for the quarter ended June 30, 2010 compared to $262,000 for the same quarter in 2009. Trust income was $110,000 for the three months ended June 30, 2010 compared to $142,000 for the comparable quarter in the previous year.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Other miscellaneous income including credit life insurance commissions, safe deposit rental income, annuity and stock brokerage commissions, and other miscellaneous fees, increased $85,000 to $280,000 during the three months ended June 30, 2010 compared to $195,000 for the same period one year ago.

General And Administrative Expenses – General and administrative expenses decreased $221,000 or 3.8% to $5.5 million for the three months ended June 30, 2010 from $5.8 million for the same period one year ago.  The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

	Three Months Ended June 30,		Increase (Decrease)
	2010	2009	Amounts	Percent
Salaries And Employee Benefits	$3,006,484	$2,944,435	$62,049	2.1%
Occupancy	514,192	493,345	20,847	4.2
Advertising	120,794	134,554	(13,760)	(10.2)
Depreciation And Maintenance Of Equipment	456,035	442,027	14,008	3.2
FDIC Insurance Premiums	312,048	756,000	(443,952)	(58.7)
Mandatorily Redeemable Financial Instrument Valuation	40,000	(78,000)	118,000	151.3
Amortization of Intangibles	22,500	22,500	-	-
Other	1,066,930	1,045,053	21,877	2.1
Total General And Administrative Expenses	$5,538,983	$5,759,914	$(220,931)	(3.8)%

Salary and employee benefits increased $62,000 or 2.1% to $3.0 million for the three months ended June 30, 2010 from $2.9 million for the same period one year ago. This increase was primarily the result of an increase in the standard annual cost of living offset slightly by a decrease in the number of employees employed by the Company. At June 30, 2010, the Company had 229 full time equivalent employees compared to 235 full time equivalents at June 30, 2009.

Occupancy increased $21,000 or 4.2% to $514,000 for the three months ended June 30, 2010 from $493,000 for the same period one year ago. In connection with the increase in occupancy expenses, depreciation and maintenance of equipment expenses increased $14,000 or 3.2% to $456,000 during the three months ended June 30, 2010 compared to $442,000 for the same period one year ago.

Advertising expense decreased $14,000 or 10.2% to $121,000 for the three months ended June 30, 2010 from $135,000 for the same period one year ago.  The decrease in advertising can be attributed to the Company’s effort to reduce expenses during the quarter.

FDIC insurance premiums decreased $444,000 or 58.7% to $312,000 for the three month period ended June 30, 2010 compared to $756,000 for the same period a year ago. In the quarter ended June 30, 2009, the Company accrued $425,000 in additional FDIC insurance premiums as a result of a one-time special assessment mandated by the FDIC to help replenish the government’s deposit insurance fund. This amount was in addition to the regular quarterly assessment amount. The assessment applied to all federally insured depository institutions and was calculated based on 5% of an assessment base determined relative to asset size. Ignoring the impact of the special assessment, FDIC insurance premiums decreased only $19,000 or 5.7%.

The Company recorded $40,000 in valuation expense related to the mandatorily redeemable financial instrument during the quarter ended June 30, 2010 compared to $78,000 in valuation income during the quarter ended June 30, 2009. The mandatorily redeemable financial instrument is reported at fair value on the balance sheet with any resulting valuation adjustments included in earnings.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Other expenses increased $22,000 to $1.1 million for the three month period ended June 30, 2010, an increase of 2.1% when compared to the same period in the prior year. Other expenses include legal fees, consultant fees, real estate owned expenses and expenses associated with loan collection and workout efforts.

Provision For Income Taxes – Provision for income taxes increased $100,000 or 44.8% to $323,000 for the three months ended June 30, 2010 from $223,000 for the same period one year ago.  Income before income taxes was $863,000 and $595,000 for the three months ended June 30, 2010 and 2009, respectively.  The Company’s combined federal and state effective income tax rate for the current quarter was 37.3% compared to 37.5% for the same quarter one year ago.

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

During the three months ended June 30, 2010 loan repayments exceeded loan disbursements resulting in a $2.5 million or 0.4% decrease in total net loans receivable.  During the three months ended June 30, 2010, deposits increased $10.9 million and FHLB advances decreased $7.2 million.  The Bank had $137.7 million in additional borrowing capacity at the FHLB at the end of the period.  At June 30, 2010, the Bank had $313.6 million of certificates of deposit maturing within one year.  Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed.

At June 30, 2010 and 2009, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2010.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused lines of credit	$4,745	$2,545	$11,764	$19,054	$30,988	$50,042
Standby letters of credit	-	103	888	991	-	991
Total	$4,745	$2,648	$12,652	$20,045	$30,988	$51,033

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

For the three months ended June 30, 2010, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 3.02%.  For the year ended March 31, 2010, the interest rate spread was 2.83%.

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that at June 30, 2010 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected or are reasonably likely to affect, our internal controls over financial reporting.

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

Item 1A  Risk Factors
There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010 except that the following risk factors are added to those previously contained in the Form 10-K:

Our provision for loan losses and net loan charge offs have increased significantly and we may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

For the three months ended June 30, 2010, we recorded a provision for loan losses of $1.9 million compared to $1.4 million for the three months ended June 30, 2009.  We also recorded net loan charge-offs of $2.7 million for the three months ended June 30, 2010 compared to $161,000 for the three months ended June 30, 2009.  We are experiencing elevated levels of loan delinquencies and credit losses.  Slower sales, excess inventory and declining prices have been the primary causes of the increase in delinquencies and foreclosures for A&D loans and commercial real estate loans.  At June 30, 2010, our total non-performing assets had increased to $39.0 million compared to $21.4 million at June 30, 2009.  Further, our portfolio is concentrated in acquisition and development loans, commercial business and commercial real estate loans, all of which generally have a higher risk of loss than residential mortgage loans.  If current weak conditions in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses.  Moreover, if the recession is prolonged, we expect that it could severely impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses.  As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience and certain macroeconomic factors based on management’s expectations of future events; and

•	our specific reserve, based on our evaluation of non-performing loans and their underlying collateral.

Part II: Other Information, Continued

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

Financial reform legislation recently enacted by Congress will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, the new law provides that the Office of Thrift Supervision, which currently the primary federal regulator for the Company and its subsidiary, Security Federal Bank, will cease to exist one year from the date of the new law’s enactment. The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including the Company.

Also effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Savings institutions such as Security Federal Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

Part II: Other Information, Continued

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Item 2    Unregistered sales of Equity Securities and Use Of Proceeds

None

Item 3     Defaults Upon Senior Securities
None

Item 4     [Removed and Reserved]

Item 5     Other Information
None

Item 6     Exhibits

3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Amendment, including Certificate of Designation relating to the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A (2)
3.3	Bylaws (3)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (4)
4.2	Form Preferred Stock Certificate of the Company (2)
4.3	Warrant to purchase shares of the Company’s common stock dated December 19, 2008 (2)
4.4	Letter Agreement (including Securities Purchase Agreement – Standard Terms, attached as Exhibit A) dated December 19, 2008 between the Company and the United States Department of the Treasury (2)
4.5	Form of Indenture with respect to the Company’s 8.0% Convertible Senior Debentures Due 2029 (5)
4.6	Specimen Convertible Senior Debenture Due 2029 (5)
10.1	1993 Salary Continuation Agreements (6)
10.2	Amendment One to 1993 Salary Continuation Agreements (7)
10.3	Form of 2006 Salary Continuation Agreement (8)
10.4	1999 Stock Option Plan (3)
10.5	2002 Stock Option Plan (9)
10.6	2006 Stock Option Plan (10)
10.7	2008 Equity Incentive Plan (11)
10.8	Form of incentive stock option agreement and non-qualified stock option agreement pursuant to the 2006 Stock Option Plan (10)
10.9	2004 Employee Stock Purchase Plan (12)
10.10	Incentive Compensation Plan (6)
10.11	Form of Security Federal Bank Salary Continuation Agreement (13)
10.12	Form of Security Federal Split Dollar Agreement (13)
10.13	Form of Compensation Modification Agreement (2)
13	Annual Report to Stockholders
14	Code of Ethics (14)
21	Subsidiaries of Registrant
23	Consent of Elliott Davis, LLC
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act

Part II: Other Information, Continued
           ___________
(1)	Filed on June 26, 1998, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K on December 23, 2008.
(3)	Filed on March 2, 2000, as an exhibit to the Company’s Registration Statement on Form S-8 and incorporated herein by reference.
(4)	Filed on August 12, 1987, as an exhibit to the Company’s Registration Statement on Form 8-A and incorporated herein by reference.
(5)	Filed on July 13, 2009 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-160553) and incorporated herein by reference.
(6)	Filed on June 28, 1993, as an exhibit to the Company’s Annual Report on Form 10-KSB and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.
(8)	Filed on May 24, 2006 as an exhibit to the Company’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
(9)	Filed on June 19, 2002, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(10)	Filed on August 22, 2006, as an exhibit to the Company’s Registration Statement on Form S-8 (Registration Statement No. 333-136813) and incorporated herein by reference.
(11)	Filed on June 20, 2008, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(12)	Filed on June 18, 2004, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(13)	Filed on May 24, 2006 as an exhibit to the Current Report on Form 8-K and incorporated herein by reference.
(14)	Filed on June 27, 2007, as an exhibit to the Company’s Annual Report on Form 10-K and incorporated herein by reference.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.

SECURITY FEDERAL CORPORATION

Date:August 13, 2010	By:	/s/Timothy W. Simmons
Timothy W. Simmons
President
Duly Authorized Representative

Date:August 13, 2010	By:	/s/Roy G. Lindburg
Roy G. Lindburg
CFO
Duly Authorized Representative

38