Form 10-Q
period 2010-09-30
SECURITY FEDERAL CORP
filed 2010-11-15
CIK 818677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10 – Q

(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Large accelerated filed [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).
YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	November 12, 2010	2,861,095

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes

Part I.  Financial Information
Item 1.  Financial Statements
Security Federal Corporation and Subsidiaries
Consolidated Balance Sheets
	September 30, 2010	March 31, 2010
Assets:	(Unaudited)	(Audited)
Cash And Cash Equivalents	$16,335,069	$8,804,645
Investment And Mortgage-Backed Securities:
Available For Sale: (Amortized cost of $300,100,823 at September 30, 2010 and $284,831,441 at March 31, 2010)	310,668,247	292,261,039
Held To Maturity: (Fair value of $16,507,548 at September 30, 2010 and $19,854,106 at March 31, 2010)	15,255,128	18,785,380
Total Investment And Mortgage-Backed Securities	325,923,375	311,046,419
Loans Receivable, Net:
Held For Sale	8,381,511	3,161,463
Held For Investment: (Net of allowance of $11,528,220 at September 30, 2010 and $12,307,394 at March 31, 2010)	528,792,925	565,237,372
Total Loans Receivable, Net	537,174,436	568,398,835
Accrued Interest Receivable:
Loans	1,866,806	1,787,471
Mortgage-Backed Securities	883,540	964,380
Investments	702,572	703,339
Premises And Equipment, Net	20,523,368	20,720,484
Federal Home Loan Bank Stock, At Cost	11,720,000	12,624,400
Bank Owned Life Insurance	10,201,305	10,001,305
Repossessed Assets Acquired In Settlement Of Loans	15,597,726	10,773,050
Intangible Assets, Net	204,500	249,500
Goodwill	1,199,754	1,199,754
Prepaid Federal Deposit Insurance Corporation (“FDIC”) Premium	3,424,672	3,987,622
Other Assets	3,293,383	4,740,454
Total Assets	$949,050,506	$956,001,658

Liabilities And Shareholders’ Equity
Liabilities:
Deposit Accounts	$697,739,490	$694,252,437
Advances From Federal Home Loan Bank (“FHLB”)	142,897,168	164,003,882
Other Borrowed Money	12,342,703	12,060,470
Advance Payments By Borrowers For Taxes And Insurance	595,677	327,332
Mandatorily Redeemable Financial Instrument	1,748,312	1,663,312
Junior Subordinated Debentures	5,155,000	5,155,000
Senior Convertible Debentures	6,084,000	6,084,000
Other Liabilities	4,619,964	4,594,606
Total Liabilities	871,182,314	888,141,039

Shareholders' Equity:
Serial Preferred Stock, $.01 Par Value; Authorized Shares 200,000; Issued And Outstanding Series B 22,000 At September 30, 2010 And Series A 18,000 At March 31, 2010	22,000,000	17,692,609
Common Stock, $.01 Par Value; Authorized Shares – 5,000,000; Issued And Outstanding Shares -3,062,028 And 2,861,095 Respectively, At September 30, 2010; And 2,662,028 And 2,461,095, Respectively, At March 31, 2010	30,055	26,055
Warrant Issued In Conjunction With Serial Preferred Stock	400,000	400,000
Additional Paid-In Capital	9,364,706	5,352,144
Treasury Stock, (At Cost, 200,933 Shares, At September 30, 2010 And At March 31, 2010)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive Income	6,554,930	4,608,080
Retained Earnings, Substantially Restricted	43,849,213	44,112,443
Total Shareholders' Equity	77,868,192	67,860,619
Total Liabilities And Shareholders' Equity	$949,050,506	$956,001,658
See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
	Three Months Ended September 30,
	2010	2009
Interest Income:
Loans	$8,269,202	$8,496,286
Mortgage-Backed Securities	2,092,227	2,529,990
Investment Securities	668,183	745,910
Other	1,303	116
Total Interest Income	11,030,915	11,772,302

Interest Expense:
NOW And Money Market Accounts	600,465	638,562
Statement Savings Accounts	15,550	19,334
Certificate Accounts	2,027,971	2,806,781
Advances And Other Borrowed Money	1,496,323	1,642,721
Junior Subordinated Debentures	59,773	60,283
Senior Convertible Debentures	121,680	--
Total Interest Expense	4,321,762	5,167,681

Net Interest Income	6,709,153	6,604,621
Provision For Loan Losses	2,150,000	1,600,000
Net Interest Income After Provision For Loan Losses	4,559,153	5,004,621
Non-Interest Income:
Gain On Sale Of Investments	495,895	323,234
Gain On Sale Of Loans	577,480	162,858
Loss On Sale Of Real Estate Owned	(139,122)	(37,921)
Service Fees On Deposit Accounts	295,932	312,300
Income From Cash Value Of Life Insurance	105,000	90,000
Commissions From Insurance Agency	118,139	108,076
Other Agency Income	90,780	119,044
Trust Income	109,500	105,000
Other	299,684	200,635
Total Non-Interest Income	1,953,288	1,383,226

General And Administrative Expenses:
Salaries And Employee Benefits	3,000,691	2,876,830
Occupancy	489,774	499,819
Advertising	80,554	81,375
Depreciation And Maintenance Of Equipment	468,533	440,369
FDIC Insurance Premiums	316,000	351,000
Amortization of Intangibles	22,500	22,500
Mandatorily Redeemable Financial Instrument Valuation Expense	45,000	122,000
Other	1,334,631	980,265
Total General And Administrative Expenses	5,757,683	5,374,158

Income Before Income Taxes	754,758	1,013,689
Provision For Income Taxes	297,399	431,609
Net Income	457,359	582,080
Preferred Stock Dividends	221,451	225,000
Accretion Of Preferred Stock To Redemption Value	--	18,277
Net Income Available To Common Shareholders	$235,908	$338,803

Basic Net Income Per Common Share	$0.10	$0.14
Diluted Net Income Per Common Share	$0.09	$0.13
Cash Dividend Per Share On Common Stock	$0.08	$0.08
Basic Weighted Average Shares Outstanding	2,469,791	2,461,092
Diluted Weighted Average Shares Outstanding	2,550,097	2,521,157

See accompanying notes to consolidated financial statements.

Security Federal Subsidiary and Subsidiary
Consolidated Statements of Income (Unaudited)
	Six Months Ended September 30,
	2010	2009
Interest Income:
Loans	$16,638,040	$17,196,423
Mortgage-Backed Securities	4,392,645	5,377,260
Investment Securities	1,349,428	1,262,907
Other	1,477	330
Total Interest Income	22,381,590	23,836,920

Interest Expense:
NOW And Money Market Accounts	1,178,650	1,323,158
Statement Savings Accounts	33,057	39,452
Certificate Accounts	4,116,924	6,081,486
Advances And Other Borrowed Money	3,058,766	3,335,335
Junior Subordinated Debentures	117,670	124,043
Senior Convertible Debentures	243,360	--
Total Interest Expense	8,748,427	10,903,474

Net Interest Income	13,633,163	12,933,446
Provision For Loan Losses	4,050,000	3,000,000
Net Interest Income After Provision For Loan Losses	9,583,163	9,933,446
Non-Interest Income:
Gain On Sale Of Investments	695,406	374,125
Gain On Sale Of Loans	846,157	596,465
Loss On Sale of Real Estate Owned	(192,867)	(61,104)
Service Fees On Deposit Accounts	589,817	588,682
Income From Cash Value Of Life Insurance	200,000	180,000
Commissions From Insurance Agency	208,966	247,330
Other Agency Income	185,738	241,511
Trust Income	219,000	210,000
Other	579,368	409,221
Total Non-Interest Income	3,331,585	2,786,230

General And Administrative Expenses:
Salaries And Employee Benefits	6,007,175	5,821,265
Occupancy	1,003,966	993,164
Advertising	201,348	215,929
Depreciation And Maintenance Of Equipment	924,568	882,396
FDIC Insurance Premiums	628,048	1,107,000
Amortization of Intangibles	45,000	45,000
Mandatorily Redeemable Financial Instrument Valuation Expense	85,000	44,000
Other	2,401,561	2,002,135
Total General And Administrative Expenses	11,296,666	11,110,889

Income Before Income Taxes	1,618,082	1,608,787
Provision For Income Taxes	620,144	654,540
Net Income	997,938	954,247
Preferred Stock Dividends	446,451	450,000
Accretion Of Preferred Stock To Redemption Value	18,816	36,356
Net Income Available To Common Shareholders	$532,671	$467,891

Basic Net Income Per Common Share	$0.22	$0.19
Diluted Net Income Per Common Share	$0.21	$0.19
Cash Dividend Per Share On Common Stock	$0.16	$0.16
Basic Weighted Average Shares Outstanding	2,465,467	2,460,614
Diluted Weighted Average Shares Outstanding	2,554,167	2,511,872

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) (Unaudited)

	Preferred Stock	Warrants	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance At March 31, 2009	$17,620,065	$400,000	$26,040	$5,299,235	$(4,330,712)	$3,809,934	$44,267,736	$67,092,298
Net Income	-	-	-	-	-	-	954,247	954,247
Other Comprehensive Income, Net Of Tax:
Unrealized Holding Gains On Securities Available For Sale, Net Of Taxes	-	-	-	-	-	1,186,388	-	1,186,388
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes	-	-	-	-	-	(231,958)	-	(231,958)
Comprehensive Income	-	-	-	-	-	-	-	1,908,677
Accretion Of Preferred Stock To Redemption Value	36,356	-	-	-	-	-	(36,356)	-
Employee Stock Purchase Plan Purchases	-	-	15	19,785	-	-	-	19,800
Stock Compensation Expense	-	-	-	16,562	-	-	-	16,562
Cash Dividends On Preferred	-	-	-	-	-	-	(450,000)	(450,000)
Cash Dividends On Common	-	-	-	-	-	-	(393,775)	(393,775)
Balance At September 30, 2009	$17,656,421	$400,000	$26,055	$5,335,582	$(4,330,712)	$4,764,364	$44,341,852	$68,193,562

	Preferred Stock	Warrants	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance At March 31, 2010	$17,692,609	$400,000	$26,055	$5,352,144	$(4,330,712)	$4,608,080	$44,112,443	$67,860,619
Net Income	-	-	-	-	-	-	997,938	997,938
Other Comprehensive Income, Net Of Tax:
Unrealized Holding Gains On Securities Available For Sale, Net Of Taxes	-	-	-	-	-	2,378,002	-	2,378,002
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes	-	-	-	-	-	(431,152)	-	(431,152)
Comprehensive Income								2,944,788

Preferred Stock Issuance	22,000,000	-	-	-	-	-	-	22,000,000
Preferred Stock Redemption	(17,711,425)	-	-	-	-	-	(288,575)	(18,000,000)
Common Stock Issuance	-	-	4,000	3,996,000	-	-	-	4,000,000
Accretion Of Preferred Stock To Redemption Value	18,816	-	-	-	-	-	(18,816)	-
Employee Stock Purchase Plan Purchases	-	-	-	-	-	-	-	-
Stock Compensation Expense	-	-	-	16,562	-	-	-	16,562
Cash Dividends On Preferred	-	-	-	-	-	-	(560,000)	(560,000)
Cash Dividends On Common	-	-	-	-	-	-	(393,777)	(393,777)
Balance At September 30, 2010	$22,000,000	$400,000	$30,055	$9,364,706	$(4,330,712)	$6,554,930	$43,849,213	$77,868,192

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net Income	$997,938	$954,247
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	775,741	763,450
Amortization Of Intangible Assets	45,000	45,000
Stock Option Compensation Expense	16,562	16,562
Discount Accretion And Premium Amortization	1,516,835	831,551
Provisions For Losses On Loans	4,050,000	3,000,000
Write Down Of Goodwill	-	222,000
Mandatorily Redeemable Financial Instrument Valuation Expense	85,000	44,000
Income From Bank Owned Life Insurance	(200,000)	(180,000)
Gain On Sale Of Mortgage-Backed Securities Available For Sale	(629,974)	(107,373)
Gain On Sale Of Investment Securities Available For Sale	(65,432)	(266,752)
Gain On Sale Of Loans	(846,157)	(596,465)
Loss On Sale Of Repossessed Assets Acquired In Settlement Of Loans	192,867	61,104
Amortization Of Deferred Fees On Loans	(21,170)	(70,139)
Proceeds From Sale Of Loans Held For Sale	35,253,220	40,682,117
Origination Of Loans For Sale	(39,627,111)	(40,207,952)
(Increase) Decrease In Accrued Interest Receivable:
Loans	(79,335)	214,090
Mortgage-Backed Securities	80,840	115,680
Investments	767	(231,776)
Increase In Advance Payments By Borrowers	268,345	160,448
Other, Net	844,403	(1,660,083)
Net Cash Provided By Operating Activities	2,658,339	3,789,709

Cash Flows From Investing Activities:
Principal Repayments On Mortgage-Backed Securities Held To Maturity	2,121,289	4,246,498
Principal Repayments On Mortgage-Backed Securities Available For Sale	29,493,553	33,791,297
Purchase Of Investment Securities Available For Sale	(49,934,614)	(33,813,777)
Purchase Of Mortgage-Backed Securities Available For Sale	(43,358,531)	(37,755,206)
Maturities Of Investment Securities Available For Sale	17,840,133	8,496,907
Maturities Of Investment Securities Held To Maturity	1,388,855	2,258,066
Proceeds From Sale Of Mortgage-Backed Securities Available For Sale	25,548,154	10,209,062
Proceeds From Sale Of Investment Securities Available For Sale	4,340,602	7,686,569
Redemption Of FHLB Stock	904,400	38,300
Decrease In Loans To Customers	22,903,096	7,662,060
Proceeds From Sale Of Repossessed Assets	4,494,978	239,680
Purchase And Improvement Of Premises And Equipment	(578,625)	(389,685)
Net Cash Provided By Investing Activities	15,163,290	2,669,771

(Continued)

Security Federal Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended September 30,
	2010	2009
Cash Flows From Financing Activities:
Increase In Deposit Accounts	3,487,053	701,211
Proceeds From FHLB Advances	73,920,000	157,120,000
Repayment Of FHLB Advances	(95,026,714)	(176,707,905)
Proceeds From TAF Advances	-	52,000,000
Repayment Of TAF Advances	-	(37,000,000)
Net Proceeds (Repayment) Of Other Borrowings	282,233	(472,483)
Proceeds From Common Stock Issuance	4,000,000	-
Proceeds From Preferred Stock Issuance	22,000,000	-
Redemption Of Preferred Stock	(18,000,000)	-
Dividends To Preferred Shareholders	(560,000)	(450,000)
Dividends To Common Shareholders	(393,777)	(393,775)
Proceeds From Employee Stock Purchases	-	19,800
Net Cash Used By Financing Activities	(10,291,205)	(5,183,152)

Net Increase In Cash And Cash Equivalents	7,530,424	1,276,328
Cash And Cash Equivalents At Beginning Of Period	8,804,645	6,562,394
Cash And Cash Equivalents At End Of Period	$16,335,069	$7,838,722

Supplemental Disclosure Of Cash Flows Information:
Cash Paid During The Period For Interest	$8,809,748	$11,094,059
Cash Paid During The Period For Income Taxes	$19,432	$1,539,002
Additions To Repossessed Assets Acquired In Settlement of Loans	$9,512,521	$962,892
Increase In Unrealized Gain On Securities Available For Sale, Net Of Taxes	$1,946,850	$954,430

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in Security Federal Corporation’s 2010 Annual Report to Shareholders, which was filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 2010, when reviewing interim financial statements.  The results of operations for the six-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year.  This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, the general business environment, interest rates, the South Carolina real estate market, the demand for loans, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other factors and risks detailed in the Company’s reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (“2010 10-K”).  Management cautions readers of this Form 10-Q not to place undue reliance on the forward-looking statements contained herein.

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

3.  Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the audited consolidated financial statements at March 31, 2010 included in our 2010 Annual Report to Stockholders, which was filed as an exhibit to our Annual Report on 2010 10-K.  Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

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

For the Quarter Ended:	September 30,
	2010	2009
Earnings Available to Common Shareholders:
Net Income	$457,359	$582,080
Preferred Stock Dividends	221,451	225,000
Deemed Dividends On Preferred Stock From Net Accretion of Preferred Stock	--	18,277
Net Income Available To Common Shareholders	$235,908	$338,803

For the Six Months Ended:	September 30,
	2010	2009
Earnings Available to Common Shareholders:
Net Income	$997,938	$954,247
Preferred Stock Dividends	446,451	450,000
Deemed Dividends On Preferred Stock From Net Accretion of Preferred Stock	18,816	36,356
Net Income Available To Common Shareholders	$532,671	$467,891

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

4.   Earnings Per Common Share, Continued

The following table provides a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	For the Quarter Ended
	September 30, 2010
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$ 235,908	2,469,791	$0.10
Effect of Diluted Securities:
Mandatorily Redeemable Shares	-	80,306	(0.01)

Diluted EPS	$235,908	2,550,097	$0.09

	For the Quarter Ended
	September 30, 2009
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$ 338,803	2,461,092	$0.14
Effect of Diluted Securities:
Mandatorily Redeemable Shares	-	60,065	(0.01)

Diluted EPS	$ 338,803	2,521,157	$0.13

	For the Six Months Ended
	September 30, 2010
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$ 532,671	2,465,467	$0.22
Effect of Diluted Securities:
Mandatorily Redeemable Shares	-	88,700	(0.01)

Diluted EPS	$ 532,671	2,554,167	$0.21

	For the Six Months Ended
	September 30, 2009
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$ 467,891	2,460,614	$0.19
Effect of Diluted Securities:
Mandatorily Redeemable Shares	-	51,258	-

Diluted EPS	$ 467,891	2,511,872	$0.19

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

5.	Stock-Based Compensation

Certain officers and directors of the Company participate in an incentive and non-qualified stock option plan. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. The following is a summary of the activity under the Company’s stock option plans for the periods presented:

	Three Months Ended September 30, 2010		Six Months Ended September 30, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, Beginning of Period	90,900	$22.57	90,900	$22.57
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Balance, End of Period	90,900	$22.57	90,900	$22.57

Options Exercisable	50,400	$21.93	50,400	$21.93

Options Available For Grant	50,000		50,000

	Three Months Ended September 30, 2009		Six Months Ended September 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, Beginning of Period	100,500	$22.01	100,500	$22.01
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	(9,600)	16.67	(9,600)	16.67
Balance, September 30, 2009	90,900	$22.57	90,900	$22.57

Options Exercisable	50,400	$21.93	50,400	$21.93

Options Available For Grant	50,000		50,000

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

5.    Stock-Based Compensation, Continued

At September 30, 2010, the Company had the following options outstanding:

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

None of the options outstanding at September 30, 2010 had exercise prices below the average market price of the Company’s common stock during the three or six month periods ended September 30, 2010. Therefore, these options are not deemed to be dilutive.

6.	Stock Warrants

In conjunction with its participation in the U.S. Treasury’s Capital Purchase Program, the Company sold a warrant to the U.S. Treasury to purchase 137,966 shares of the Company’s common stock at $19.57 per share. The warrant has a 10-year term and was immediately exercisable upon issuance.  The exercise price of the warrant exceeded the average market price of the Company’s stock for both the three and six month periods ended September 30, 2010 and 2009.  A summary of the status of the Company’s stock warrant and changes during the period is presented below.

For the Quarter Ended:	September 30, 2010		September 30, 2009
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Balance, Beginning of the Period	137,966	$19.57	137,966	$19.57
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance, End of Year	137,966	$19.57	137,966	$19.57

For the Six Months Ended:	September 30, 2010		September 30, 2009
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Balance, Beginning of the Period	137,966	$19.57	137,966	$19.57
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance, End of Year	137,966	$19.57	137,966	$19.57

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. At September 30, 2010, the Company’s investment portfolio was comprised of government and agency bonds, mortgage-backed securities issued by government agencies or government sponsored enterprises, and one equity investment. The portfolio did not contain any private label mortgage-backed securities. Fair value measurement is based upon prices obtained from third party pricing services who use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As such, these securities are classified as Level 2.

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

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

7.    Carrying Amounts and Fair Value of Financial Instruments, Continued

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

As of September 30, 2010 and March 31, 2010, the recorded investment in impaired loans was $43.7 million and $35.3 million, respectively. The average recorded investment in impaired loans was $43.4 million for the quarter ended September 30, 2010 and $33.6 million for the year ended March 31, 2010.

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

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

7.	Carrying Amounts and Fair Value of Financial Instruments, Continued

Mandatorily Redeemable Financial Instrument
The fair value is determined, in accordance with the underlying agreement at the instrument’s redemption value, as the number of shares issuable pursuant to the agreement at a price per share determined as the greater of a) $26 per share or b) 1.5 times the book value per share of the Company. This instrument is classified as Level 2.

Assets and liabilities measured at fair value on a recurring basis are as follows as of  September 30, 2010:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FHLB Securities	$ -	$ 14,410,977	$ -
Federal Farm Credit Securities	-	2,304,060	-
Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) Bonds	-	9,024,802	-
Small Business Administration (“SBA”) Bonds	-	63,150,495	-
Mortgage-Backed Securities	-	221,702,163	-
Equity Securities	-	75,750	-
Mortgage Loans Held For Sale	-	8,381,511	-
Total	$ -	$ 319,049,758	$ -
Liabilities:
Mandatorily Redeemable Financial Instrument	$ -	$ 1,748,312	$ -
Total	$ -	$ 1,748,312	$ -

Assets and liabilities measured at fair value on a recurring basis are as follows as of March 31, 2010:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FHLB Securities	$ -	$ 9,369,901	$ -
Federal Farm Credit Securities	-	4,208,672	-
FNMA and FHLMC Bonds	-	5,963,270	-
SBA Bonds	-	37,186,061	-
Taxable Municipal Bond	-	3,225,926	-
Mortgage-Backed Securities	-	232,235,059	-
Equity Securities	-	72,150	-
Mortgage Loans Held For Sale	-	3,161,463	-
Total	$ -	$ 295,422,502	$ -
Liabilities:
Mandatorily Redeemable Financial Instrument	$ -	$ 1,663,312	$ -
Total	$ -	$ 1,663,312	$ -

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

7.    Carrying Amounts and Fair Value of Financial Instruments, Continued

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The tables below presents assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall. Other intangible assets are measured on a non-recurring basis at least annually.  Specifically, the valuation of goodwill is performed each year at September 30.

Assets:	Level 1	Level 2	Level 3	Balance At September 30, 2010
Intangible Assets	$ -	$ -	$ 227,000	$ 227,000
Goodwill
Impaired Loans (1)	-	23,448,777	19,623,027	43,071,804
Foreclosed Assets	-	15,597,726	-	15,597,726
Total	$ -	$ 39,046,503	$ 19,850,027	$ 58,896,530

(1)	Impaired loans are reported net of specific reserves of $671,630

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
Notes to Consolidated Financial Statements (unaudited)

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

Mandatorily Redeemable Financial Instrument—The carrying value of mandatorily redeemable financial instrument approximates fair value.

The following table is a summary of the carrying value and estimated fair value of the Company’s financial instruments as of September 30, 2010 and March 31, 2010 presented in accordance with the applicable accounting guidance.

	September 30, 2010		March 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial Assets:
Cash And Cash Equivalents	$16,335	$16,335	$8,805	$8,805
Investment And Mortgage-Backed Securities	325,923	327,176	311,046	312,115
Loans Receivable, Net	537,174	541,764	568,399	578,851
FHLB Stock	11,720	11,720	12,624	12,624

Financial Liabilities:
Deposits:
Checking, Savings, And Money Market Accounts	$310,303	$310,304	$301,983	$301,983
Certificate Accounts	387,436	391,441	392,270	398,206
Advances From FHLB	156,845	165,294	164,004	172,983
Other Borrowed Money	12,343	12,343	12,060	12,060
Senior Convertible Debentures	6,084	6,084	6,084	6,084
Junior Subordinated Debentures	5,155	5,155	5,155	5,155
Mandatorily Redeemable Financial Instrument	1,748	1,748	1,663	1,663

At September 30, 2010, the Bank had $59.2 million of off-balance sheet financial commitments.  These commitments are to originate loans and to fund unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

Fair value estimates are made on a specific date, based on relevant market data and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale the Company’s entire holdings of a particular financial instrument.  Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, current interest rates and prepayment trends, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in any of these assumptions used in calculating fair value would also significantly affect the estimates. Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  For example, the Company has significant assets and liabilities that are not considered financial assets or liabilities including deposit franchise values, loan servicing portfolios, deferred tax liabilities, and premises and equipment.

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
Notes to Consolidated Financial Statements (unaudited)

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

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.

In April 2010, FASB issued ASU No. 2010-18, Receivables (Topic 310):  Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset, which clarifies the accounting for acquired loans that have evidence of a deterioration in credit quality since origination (referred to as “Subtopic 310-30 Loans”). Under this ASU, an entity may not apply troubled debt restructuring (“TDR”) accounting guidance to individual Subtopic 310-30 Loans that are part of a pool, even if the modification of those loans would otherwise be considered a troubled debt restructuring. Once a pool is established, individual loans should not be removed from the pool unless the entity sells, forecloses, or writes off the loan. Entities would continue to consider whether the pool of loans is impaired if expected cash flows for the pool change. Subtopic 310-30 Loans that are accounted for individually would continue to be subject to TDR accounting guidance.  A one-time election to terminate accounting for loans as a pool, which may be made on a pool-by-pool basis, is provided upon adoption of the ASU. This ASU is effective for the quarter ended September 30, 2010.  Adoption of this ASU did not significantly impact our consolidated financial statements.

On July 21, 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010. Adoption of this ASU is not expected to significantly impact our consolidated financial statements.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.  Management is reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112.  The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “non controlling interests(s)”.  The updates were effective upon issuance but had no impact on the Company’s financial statements.

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

9.       Securities

Investment And Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$14,227,269	$230,595	$46,887	$14,410,977
Federal Farm Credit Securities	2,048,304	255,756	-	2,304,060
FNMA and FHLMC Bonds	9,009,662	19,899	4,759	9,024,802
SBA Bonds	61,687,415	1,590,974	127,894	63,150,495
Mortgage-Backed Securities	213,025,235	8,730,638	53,710	221,702,163
Equity Securities	102,938	-	27,188	75,750
	$300,100,823	$10,827,862	$260,438	$310,668,247

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value

FHLB Securities	$9,209,585	$204,066	$43,750	$9,369,901
Federal Farm Credit Securities	4,173,462	40,079	4,869	4,208,672
FNMA and FHLMC Bonds	5,993,806	-	30,536	5,963,270
SBA Bonds	36,955,783	313,976	83,698	37,186,061
Taxable Municipal Bond	3,192,950	32,976	-	3,225,926
Mortgage-Backed Securities	225,202,917	7,396,067	363,925	232,235,059
Equity Securities	102,938	-	30,788	72,150
	$284,831,441	$7,987,164	$557,566	$292,261,039

FHLB securities, Federal Farm Credit securities, FNMA and FHLMC bonds, and FNMA and FHLMC mortgage-backed securities are issued by government-sponsored enterprises (“GSEs”).  GSEs are not backed by the full faith and credit of the United States government.  SBA bonds are backed by the full faith and credit of the United States government. Included in the tables above in mortgage-backed securities are GNMA mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At September 30, 2010 and March 31, 2010, the Company held an amortized cost and fair value of $135.2 million and $140.2 million and $129.1 million and $132.4 million, respectively, in GNMA mortgage-backed securities included in mortgage-backed securities listed above. All mortgage-backed securities in the Company’s portfolio are either GSEs or GNMA mortgage-backed securities. The balance does not include any private label mortgage-backed securities.

The Bank received approximately $16.8 million and $14.1 million, respectively, in proceeds from sales of available for sale securities during the quarters ended September 30, 2010 and 2009 and recognized approximately $496,000 in gross gains during the quarter ended September 30, 2010 and $323,000 in gross gains during the quarter ended September 30, 2009. The Bank received approximately $29.9 million and $17.9 million, respectively in proceeds from sales of available for sale securities during the six months ended September 30, 2010 and 2009 and recognized approximately $695,000 in gross gains during the six months ended September 30, 2010 and $374,000 in gross gains during the six months ended September 30, 2009.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

9.     Securities, Continued

The amortized cost and fair value of investment and mortgage-backed securities available for sale at September 30, 2010 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties

September 30, 2010	Amortized Cost	Fair Value

Less Than One Year	$654,188	$660,403
One – Five Years	9,403,113	9,437,692
Over Five – Ten Years	28,037,737	28,389,402
After Ten Years	48,980,550	50,478,587
Mortgage-Backed Securities	213,025,235	221,702,163
	$300,100,823	$310,668,247

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual available for sale securities have been in a continuous unrealized loss position, as of the table date;

September 30, 2010	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$3,129,064	46,887	$-	$-	$3,129,064	$46,887
Mortgage-Backed Securities	6,689,695	53,710	-	-	6,689,695	53,710
FNMA and FHLMC Bonds	2,007,700	4,759	-	-	2,007,700	4,759
SBA Bonds	19,285,489	127,894	-	-	19,285,489	127,894
Equity Securities	-	-	75,750	27,188	75,750	27,188
	$31,111,948	$233,250	$75,750	$27,188	$31,111,948	$260,438

March 31, 2010	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$2,956,250	$43,750	$-	$-	$2,956,250	$43,750
Federal Farm Credit Securities	1,037,500	4,869	-	-	1,037,500	4,869
Mortgage-Backed Securities	36,866,308	363,925	-	-	36,866,308	363,925
FNMA and FHLMC Bonds	4,963,270	30,536	-	-	4,963,270	30,536
SBA Bonds	10,464,706	83,698	-	-	10,464,706	83,698
Equity Securities	-	-	72,150	30,788	72,150	30,788
	$56,288,034	$526,778	$72,150	$30,788	$56,360,184	$557,566

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

9.      Securities, Continued

Securities classified as available for sale are recorded at fair market value. At September 30, 2010, approximately 10.4% of the unrealized losses, or one individual security, consisted of securities in a continuous loss position for 12 months or more.  At March 31, 2010, approximately 5.5% of unrealized losses, or one individual security, consisted of securities in a continuous loss position for 12 months or more.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”). Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value.

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

Investment and Mortgage-Backed Securities, Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$3,000,000	$336,570	$-	$3,336,570
Federal Farm Credit Securities	-	-	-	-
SBA Bonds	4,094,915	362,151	-	4,457,066
Mortgage-Backed Securities	8,005,213	553,699	-	8,558,912
Equity Securities	155,000	-	-	155,000
Total	$15,255,128	$1,252,420	$-	$16,507,548

March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$4,000,000	$284,070	$-	$4,284,070
SBA Bonds	4,481,515	262,584	-	4,774,099
Mortgage-Backed Securities	10,148,865	522,072	-	10,670,937
Equity Securities	155,000	-	-	155,000
Total	$18,785,380	$1,068,726	$-	$19,854,106

FHLB securities, Federal Farm Credit securities, and FNMA and FHLMC mortgage-backed securities are issued by GSEs.  GSEs are not backed by the full faith and credit of the United States government.  SBA bonds are backed by the full faith and credit of the United States government. Included in the tables above in mortgage-backed securities are GNMA mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At September 30, 2010, the Company held an amortized cost and fair value of $4.6 million and $4.9 million, respectively in GNMA mortgage-backed securities included in mortgage-backed securities listed above. At March 31, 2010, the Company held an amortized cost and fair value of $5.6 million and $5.9 million, respectively in GNMA mortgage-backed securities included in mortgage-backed securities listed above. All mortgage-backed securities in the Company’s portfolio above are either GSEs or GNMA mortgage-backed securities. The balance does not include any private label mortgage-backed securities.
.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

9.     Securities, Continued

The amortized cost and fair value of investment and mortgage-backed securities held to maturity at September 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities resulting from call features on certain investments.

September 30, 2010	Amortized Cost	Fair Value

Less Than One Year	$-	$-
One – Five Years	4,052,864	4,449,257
Over Five – Ten Years	-	-
More Than Ten Years	3,197,052	3,499,379
Mortgage-Backed Securities	8,005,212	8,558,912
	$15,255,128	$16,507,548

The Company did not have any held to maturity securities in an unrealized loss position at September 30, 2010 or March 31, 2010. The Company’s held to maturity portfolio is recorded at amortized cost.  The Company has the ability and intends to hold these securities to maturity. There were no sales of securities held to maturity during the quarters or six months ended September 30, 2010 or 2009, or during the year ended March 31, 2010.

10.      Loans Receivable, Net

Loans receivable, net, at September 30, 2010 and March 31, 2010 consisted of the following:

	September 30, 2010	March 31, 2010
Residential Real Estate	$113,227,642	$118,256,972
Consumer	66,313,906	68,526,203
Commercial Business	16,255,737	17,813,383
Commercial Real Estate	349,752,973	378,719,217
Loans Held For Sale	8,381,511	3,161,463
	553,931,769	586,477,238

Less:
Allowance For Possible Loan Loss	11,528,220	12,307,394
Loans In Process	5,182,382	5,619,822
Deferred Loan Fees	46,731	151,187
	16,757,333	18,078,403
	$537,174,436	$568,398,835

The following table presents the loans individually evaluated and considered impaired at September 30, 2010 and March 31, 2010. Impairment includes performing troubled debt restructurings.

	September 30, 2010	March 31, 2010

Total Loans Considered Impaired	$43,743,434	$35,298,754
Impaired Loans For Which There Is A Related Specific Reserve For Loan Loss:
Outstanding Loan Balance	$4,044,391	$10,885,245
Related Specific Reserve	$671,630	$2,015,000
Impaired Loans With No Related Specific Reserve	$39,699,043	$24,413,509
Average Impaired Loans	$40,708,504	$33,633,408

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

At September 30, 2010 and March 31, 2010, the Bank did not have any loans 90 days delinquent and still accruing interest.

11.   Senior Convertible Debentures Offering

Effective December 1, 2009, the Company sold $6.1 million, in 8.0% convertible senior debentures to be due December 1, 2029. The debentures are convertible into the Company’s common stock at a conversion price of $20 per share at the option of the holder at any time prior to maturity. The debentures are redeemable at the option of the Company, in whole or in part, at any time on or after December 1, 2019 at the redemption price equal to 100% of the principal amount of the debentures to be redeemed, plus accrued and unpaid interest, if any.

12.    Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

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

•	Future legislative changes and our ability to continue to comply with the requirements of the U.S. Treasury Community Development Capital Initiative (“CDCI”); and
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

Any of the forward-looking statements that we make in this quarterly report and in other public statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for fiscal year 2011 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect the Company’s financial condition, liquidity and operating and stock price performance.

Financial Condition At September 30, 2010 and March 31, 2010

General – Total assets decreased $6.9 million or 0.7% to $949.1 million at September 30, 2010 from $956.0 million at March 31, 2010.  The primary reason for the decrease in total assets was a decrease in net loans receivable, offset by increases in Investments, Cash and Cash Equivalents and Repossessed Assets Acquired in Settlement of Loans.

Assets – The increases and decreases in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	September 30, 2010	March 31, 2010	Amount	Percent
Cash And Cash Equivalents	$16,335,069	$8,804,645	$7,530,424	85.5%
Investment And Mortgage-Backed Securities – Available For Sale	310,668,247	292,261,039	18,407,208	6.3
Investment And Mortgage-Backed Securities – Held to Maturity	15,255,128	18,785,380	(3,530,252)	(18.8)
Loan Receivable, Net	537,174,436	568,398,835	(31,224,399)	(5.5)
Repossessed Assets Acquired in Settlement of Loans	15,597,726	10,773,050	4,824,676	44.8
Prepaid FDIC Premiums	3,424,672	3,987,622	(562,950)	(14.1)

Cash and Cash Equivalents, increased $7.5 million or 85.5% to $16.3 million at September 30, 2010, from $8.8 million at March 31, 2010.

Security Federal Corporation and Subsidiaries
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Investment and mortgage-backed securities available for sale increased $18.4 million or 6.3% to $310.7 million at September 30, 2010 from $292.3 million at March 31, 2010. This increase was the result of investment purchases offset slightly by principal repayments and maturities on securities coupled with the sale of 32 securities consisting primarily of mortgage-backed securities during the six month period ended September 30, 2010. Investment and mortgage-backed securities held to maturity decreased $3.5 million or 18.8% to $15.3 million at September 30, 2010 as a result of calls and maturities of securities during the six month period ended September 30, 2010, as well as principal repayments on mortgage-backed securities. The Company did not purchase or sell any held to maturity securities during the period.

Loans receivable, net, decreased $31.2 million or 5.5% to $537.2 million at September 30, 2010 from $568.4 million at March 31, 2010. This decrease was a result of Company’s efforts to tighten underwriting standards and increase rates combined with lower loan demand.  Residential real estate loans decreased $5.0 million to $113.2 million at September 30, 2010 from $118.3 million at March 31, 2010.  Consumer loans decreased $1.7 million to $66.8 million at September 30, 2010 compared to $68.5 million at March 31, 2010. Commercial real estate loans and commercial business loans decreased $29.0 million and $1.6 million, respectively, to $349.8 million and $16.3 million, respectively, at September 30, 2010 when compared to the balances at March 31, 2010. Loans held for sale increased $5.2 million to $8.4 million at September 30, 2010 from $3.2 million at March 31, 2010.

Repossessed assets acquired in settlement of loans increased $4.8 million or 44.8% to $15.6 million at September 30, 2010 from $10.8 million at March 31, 2010.  The Company sold 19 real estate properties and repossessed 21 additional properties during the period for a net decrease during the six month period ended September 30, 2010. At September 30, 2010, the balance of repossessed assets consisted of the following 31 real estate properties: 15 single-family residences located throughout the Company’s market area in South Carolina and Georgia; eight lots within five subdivisions in Aiken County and Lexington County, South Carolina and approximately 17 acres of land in Aiken, South Carolina; and one mobile home and small acreage in Aiken County, South Carolina; two commercial buildings in Lexington County, South Carolina and one commercial buildings in Augusta, Georgia; a 55 lot subdivision development and adjacent 17 acres of land in Columbia, South Carolina; and 34.8 acres of land in Blufton, South Carolina also originally acquired as a participation loan from another financial institution, and a commercial building in Charleston, South Carolina that was a loan originally acquired through a loan broker. In addition to the properties listed above, the balance also included $16,000 in various other repossessed assets that were not real estate.

Prepaid FDIC premium decreased $563,000 or 14.1% to $3.4 million at September 30, 2010 compared to $4.0 million at March 31, 2010. This decrease was the result of the amortization of premiums during the period

Liabilities
Deposit Accounts

	September 30, 2010		March 31, 2010		Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Amount	Percent
Demand Accounts:
Checking	$108,694,344	0.16%	$109,086,367	0.20%	$(392,023)	(0.36)%
Money Market	182,093,980	0.97%	173,904,664	1.28%	8,189,316	4.71%
Statement Savings Accounts	19,515,623	0.30%	18,991,543	0.39%	524,080	2.76%
Total	310,303,947	0.64%	301,982,574	0.83%	8,321,373	2.76%

Certificate Accounts
0.00 – 1.99%	171,523,273		118,796,507		52,726,766	44.38%
2.00 – 2.99%	200,565,432		255,352,355		(54,786,923)	(21.46)%
3.00 – 3.99%	3,909,293		4,571,860		(662,567)	(14.49)%
4.00 – 4.99%	6,981,165		8,818,487		(1,837,322)	(20.83)%
5.00 – 5.99%	4,456,380		4,730,654		(274,274)	(5.80)%
Total	387,435,543	2.11%	392,269,863	2.15%	(4,834,320)	(1.23)%
Total Deposits	$697,739,490	1.46%	$694,252,437	1.58%	$3,487,053	0.50%

Security Federal Corporation and Subsidiaries
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Included in the certificates above were $34.4 million and $34.4 million in brokered deposits at September 30, 2010 and March 31, 2010, respectively with a weighted average interest rate 2.20% and 2.07%, respectively.

 Advances From FHLB – FHLB advances are summarized by year of maturity and weighted average interest rate in the table below:

					Balance
	September 30, 2010		March 31, 2010		Increase (Decrease)
Fiscal Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2011	$10,000,000	4.76%	$31,100,000	2.54%	$(21,100,000)	(67.9%)
2012	34,700,000	3.66	34,700,000	3.66	-	-
2013	10,000,000	4.76	10,000,000	4.76	-	-
2014	20,000,000	3.84	20,000,000	3.84	-	-
2015	15,297,168	3.44	15,303,882	3.44	(6,714)	(0.04)
Thereafter	52,900,000	4.27	52,900,000	4.27	-	-
Total Advances	$142,897,168	4.04%	$164,003,882	3.71%	$(21,106,714)	(12.9)%

These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $110.9 million and $117.1 million at September 30, 2010 and $130.8 million and $136.0 million at March 31, 2010, respectively. Advances are subject to prepayment penalties.

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

As of September 30, 2010
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

Other Borrowings- The Bank had $12.3 million and $12.1 million in other borrowings (non-FHLB advances) at September 30, 2010 and March 31, 2010, respectively.  These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts.  The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At September 30, 2010 and March 31, 2010, the interest rate paid on the repurchase agreements was 0.45% and 0.80%, respectively.  The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $18.3 million and $19.4 million at September 30, 2010 and $20.6 million and $21.3 million at March 31, 2010, respectively.

Mandatorily Redeemable Financial Instrument – On June 30, 2006, the Company recorded a $1.4 million mandatorily redeemable financial instrument as a result of the acquisition of the Collier-Jennings Companies.  The shareholder of the Collier-Jennings Companies received cash and was issued stock in the Company to settle the acquisition.  The Company released the shares to the shareholder of the Collier-Jennings Companies over a three-year period.  The stock is mandatorily redeemable by the shareholder of the Collier-Jennings Companies in cumulative increments of 20% per year for a five-year period at the greater of $26 per share or one and one-half times the book value of the Company’s stock. At September 30, 2010, the shareholder had not elected to redeem any of the shares.

Security Federal Corporation and Subsidiaries
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The mandatorily redeemable financial instrument is carried at fair value. At September 30, 2010 and March 31, 2010, the fair value was $1.7 million based on the Company’s book value per common share. The Company recorded a valuation expense of $85,000 during the six month period ended September 30, 2010 to properly reflect the fair value of the instrument.

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

The Capital Securities accrue and pay distributions quarterly at a rate per annum equal to a blended rate of 4.57% at September 30, 2010.  One-half of the Capital Securities issued in the transaction has a fixed rate of 6.88% and the remaining half has a floating rate of three-month LIBOR plus 170 basis points, which was 1.99% at September 30, 2010. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears.

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

Equity – Shareholders’ equity increased $10.0 million or 15% to $77.9 million at September 30, 2010 from $67.9 million at March 31, 2010. Accumulated other comprehensive income, net of tax increased $1.9 million to $6.6 million at September 30, 2010. The Company’s net income available for common shareholders was $533,00 for the six month period ended September 30, 2010, after preferred stock dividends of $446,000 and accretion of preferred stock of $19,000.  The Board of Directors of the Company declared common stock dividends, totaling $394,000 during the period ended September 30, 2010.  Book value per common share was $19.39 at September 30, 2010 and $20.22 at March 31, 2010.

On September 29, 2010, the Company entered into a Letter Agreement with the U.S. Department of the Treasury  in connection with participation in the Community Development Capital Initiative (the “CDCI”) established by the Treasury pursuant to the Troubled Asset Relief Program (“TARP”).  That same day, pursuant to the Exchange Agreement, all 18,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference amount $1,000 per share previously sold to the Treasury on December 19, 2008 pursuant to the TARP Capital Purchase Program, were exchanged for 18,000 shares of our newly designated Fixed Rate Cumulative Perpetual Preferred Stock, Series B, liquidation preference amount $1,000 per share.

In connection with our participation in the CDCI, on September 29, 2010, we also entered into a Letter Agreement with the Treasury, pursuant to which Security Federal Corporation sold an additional 4,000 shares of Series B Preferred Stock to the Treasury that same day at a price of $4.0 million.  As a result of our participation in the CDCI and the transactions under the Exchange Agreement and the Purchase Agreement, the Treasury now holds 22,000 shares of the Security Federal Corporation Series B Preferred Stock, with an aggregate liquidation preference amount of $22.0 million

The additional capital received by us from the Treasury pursuant to the Purchase Agreement was contingent upon the Company’s completion of a separate stock offering of the same amount, as required by our primary regulator, the Office of Thrift Supervision.

Security Federal Corporation and Subsidiaries
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

In satisfaction of this requirement, on September 29, 2010, the Company sold 400,000 shares of its common stock, in a private offering at a price of $10.00 per share, for gross proceeds of $4.0 million.  Together with the gross proceeds of the sale of Series B Preferred Stock to the Treasury pursuant to the Purchase Agreement, the Company raised $8.0 million of capital in the aggregate.

Non-performing Assets.

The following table sets forth detailed information concerning our non-performing assets for the periods indicated:

	At September 30, 2010		At March 31, 2010			$	%
	Amount	Percent (1)	Amount	Percent (1)	Increase (Decrease)	Increase (Decrease)
Loans 90 days or more past due or non-accrual loans:
Residential real estate	$3,554,719	0.6%	$4,344,060	0.8%	$(789,341)		(18.2)%
Commercial business	326,518	0.1	699,182	0.1	(372,664)		(53.3)
Commercial real estate	15,491,127	2.7	25,479,420	4.4	(9,988,293)		(39.2)
Consumer	694,894	0.1	703,288	0.1	(8,394)		(1.2)
Total non-performing loans	20,067,258	3.5	31,225,950	5.4	(11,158,692)		(35.7)

Other non-performing assets:
Repossessed assets	14,370	0.0	43,106	0.0	(28,736)		(66.7)
Real estate owned	15,583,356	2.7	10,729,944	1.9	4,853,412		45.2
Total other non-performing assets	15,597,726	2.7	10,773,050	1.9	4,824,676		44.8
Total non-performing assets	$35,664,984	6.3%	$41,999,000	7.3%	$(6,334,016)		(15.1)%

Total non-performing assets as a percentage of total assets	3.8%		4.4%

(1) Percent of gross loans receivable, net of deferred fees and loans in process and loans held for sale

The Company’s non-performing assets decreased $6.3 million to $35.7 million at September 30, 2010 from $42.0 million at March 31, 2010. The decrease was primarily concentrated in non-performing commercial real estate loans which decreased $10.0 million to $15.5 million at September 30, 2010 from $25.5 million at March 31, 2010. The balance in non-performing commercial real estate loans consisted of 43 loans to 27 borrowers with an average loan balance of $360,000.

A large portion of the non-performing commercial real estate category, or $7.0 million consisted of four loans to three separate borrowers. Of this amount, $4.9 million was for two land acquisition and development type loan to two different borrowers (“A&D loans”) in the Midlands area of South Carolina, $1.1 million was secured by an apartment complex in Lexington, South Carolina, and another $ 938,000 loan was secured by a building in Hardeeville, South Carolina.

Of the remaining commercial real estate category development type loans, $1.2 million in loans secured by buildings of which $398,000 was secured by a commercial building in Florida. The balance consisted of $2.8 million in loans secured by raw land and /or lots and $4.5 million in loans that were secured by first mortgages on single family residences.

Repossessed assets acquired in settlement of loans increased $4.8 million to $15.6 million at September 30, 2010 from $10.8 million at March 31, 2010. The Company foreclosed on 21 real estate properties during the period ended September 30, 2010 and sold 19 properties. During the quarter ended September 30, 2010, the Bank foreclosed on a building located in Charleston, South Carolina, which accounts for $4.0 million of the increase in repossessed assets at September 30, 2010.

The Bank reviews its loan portfolio and allowance for loan losses on a monthly basis.  Future additions to the Bank's allowance for loan losses are dependent on, among other things, the performance of the Bank's loan portfolio, the economy, changes in real estate values, and interest rates.  There can be no assurance that additions to the allowance will not be required in future periods. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision

Security Federal Corporation and Subsidiaries
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations. Management continually monitors its loan portfolio for the impact of local economic changes.  The ratio of allowance for loan losses to total loans was 2.13% at September 30, 2010 and March 31, 2010. The Bank continues to practice conservative lending and past due loans are monitored closely.

The cumulative interest not accrued during the six months ended September 30, 2010 relating to all non-performing loans totaled $683,000. At September 30, 2010, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The balance of loans in troubled debt restructurings increased during the six months ended September 30, 2010. The Bank had 26 loans that were troubled debt restructurings totaling $7.7 million at September 30, 2010 compared to five loans totaling $336,000 at March 31, 2010. All troubled debt restructurings are considered impaired and reviewed for potential impairment losses.  At September 30, 2010, the Bank held $43.7 million in impaired loans including troubled debt restructurings compared to $35.3 million at March 31, 2010. The Bank had specific reserves totaling $700,000 related to $4.0 million in impaired loans at September 30, 2010 compared to $2.0 million in specific reserves related to $10.9 million in impaired loans at March 31, 2010

Results of Operations for the Three Month Periods Ended September 30, 2010 and 2009

Net Income Available to Common Shareholders - Net income available to common shareholders decreased $103,000 or 30.4% to $236,000 for the three months ended September 30, 2010 compared to $339,000 for the three months ended September 30, 2009. The decrease in net income was primarily the result of an increase in the Company’s provision for loan losses and general and administrative expenses partially offset by an increase in non-interest income.

Net Interest Income - The net interest margin increased 18 basis points to 3.07% for the quarter ended September 30, 2010 from 2.89% for the comparable quarter in the previous year. Net interest income increased $105,000 or 1.6% to $6.7 million during the three months ended September 30, 2010, compared to $6.6  million for the same period in 2009, as a result of decrease in interest expense offset  by a decrease in interest income.  During the three months ended September 30, 2010, average interest earning assets decreased $39.7 million to $873.8 million while average interest-bearing liabilities decreased $24.4 million to $829.0 million.

Interest Income - Total interest income decreased $741,000 or 6.3% to $11.0 million during the three months ended September 30, 2010 from $11.8 million for the same period in 2009. This decrease is primarily the result of the decrease in interest earning assets. Total interest income on loans decreased $227,000 or 2.7% to $8.3 million during the three months ended September 30, 2010 as a result of the average loan portfolio balance decreasing $59.3 million, offset slightly by the yield on the loan portfolio increasing 45 basis points. Interest income from mortgage-backed securities decreased $438,000 or 17.3% to $2.1 million as a result of a $6.9 million decrease in the average balance of the portfolio combined with a 64 basis point decrease in yield. Interest income from investment securities decreased $78,000 or 10.4% to $668,000 as a result of a decrease of 134 basis points in the yield partially offset by an increase of $24.0 million in the average balance of the investment securities portfolio.

Security Federal Corporation and Subsidiaries
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010		2009
	Average Balance	Yield(1)	Average Balance	Yield(1)	Decrease In Interest And Dividend Income From 2009
Loans Receivable, Net	$543,930,014	6.08%	$603,256,400	5.63%	$(908,336)
Mortgage-Backed Securities	229,668,165	3.64	236,591,334	4.28	(1,751,052)
Investment Securities	96,556,897	2.77	72,513,078	4.11	(310,908)
Overnight Time	3,690,431	0.14	1,148,770	0.04	4,748
Total Interest-Earning Assets	$873,845,507	5.05%	$913,509,582	5.15%	$(2,965,548)
         (1) Annualized

Interest Expense - Total interest expense decreased $800,000 or 16.4% to $4.3 million during the three months ended September 30, 2010 compared to $5.2 million for the same period last year.  The decrease in total interest expense is attributable to decreases in interest rates paid and a $24.4 million decrease in the average balances of interest-bearing liabilities.  Interest expense on deposits decreased $0.8 million or 24.0% during the period ended September 30, 2010. The decrease was attributable to a 63 basis point decrease in the cost of deposits offset by an increase in average interest-bearing deposits of $37.7 million when compared to the three month period ended September 30, 2009.  The decrease in the cost of deposits primarily resulted from maturing certificate accounts re-pricing at lower interest rates. Interest expense on advances and other borrowings decreased $25,000 or 1.5%. The average balance of other borrowings decreased $62.0 million or 26.8% to $169.3 million from the same period last year, directly reflecting the decrease in interest earning assets.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010		2009
	Average Balance	Yield (1)	Average Balance	Yield (1)	Decrease In Interest Expense From 2009
Now And Money Market Accounts	$247,813,218	0.97%	$223,306,302	1.14%	$(152,388)
Statement Savings Accounts	19,393,381	0.32	17,364,194	0.45	(15,136)
Certificates Accounts	392,462,945	2.07	381,334,642	2.94	(3,115,240)
FHLB Advances, TAF Advances And Other Borrowed Money	158,094,069	3.79	226,204,895	2.90	(585,592)
Junior Subordinated Debentures	5,155,000	4.64	5,155,000	4.68	(2,040)
Senior Convertible Debentures	6,084,000	8.00	-	-	486,720
Total Interest-Bearing Liabilities	$829,002,613	2.09%	$853,365,033	2.42%	$(3,383,676)
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

Management’s monthly review of the adequacy of the allowance includes three main components. The first component is an analysis of loss potential in various homogenous segments of the portfolio based on historical trends and the risk inherent in each category. Previously, management applied a five year historical loss ratio to each loan category to estimate the inherent loss in

Security Federal Corporation and Subsidiaries
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

these pooled loans. However as a result of the decline in economic conditions and the unprecedented increases in delinquencies and charge offs experienced by the industry in recent periods, the Company no longer considers five year historical losses relevant indicators of future losses. Management began applying 12 to 24 month historical loss ratios to each loan category in recent quarters to more accurately project losses in the near future.

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

The provision for loan losses was $2.2 million for the quarter ended September 30, 2010 compared to $1.6 million for the same quarter in the prior year.

Net charge offs increased to $1.0 million due to the sluggish economy and soft real estate market.

The following table details selected activity associated with the allowance for loan losses for the three months ended September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009
Beginning Balance	$11,485,185	$11,420,326
Provision	2,150,000	1,600,000
Charge-offs	(2,122,268)	(308,395)
Recoveries	15,303	11,990
Ending Balance	$11,528,220	$12,723,921

Allowance For Loan Losses As A Percentage Of Gross Loans Receivable, Held For Investment At The End Of The Period	2.13%	2.10%
Allowance For Loan Losses As A Percentage Of Impaired Loans At The End Of The Period	26.4%	34.1%
Impaired Loans	$43,743,434	$37,284,300
Non-accrual Loans And 90 Days Or More Past Due Loans As A Percentage Of Loans Receivable, Held For Investment At The End Of The Period	3.7%	6.1%
Gross Loans Receivable, Held For Investment	$540,321,145	$606,547,174
Total Loans Receivable, Net	$537,174,436	$599,657,360

Impaired loans increased $6.5 million or 17.3% to $43.7 million at September 30, 2010 compared to $37.3 million at September 30, 2009. This increase is primarily the result of the economic downturn. In addition, the Company re-evaluated its methodology for identifying impaired loans which resulted in stricter standards for selecting and identifying loans to be reviewed for impairment

Security Federal Corporation and Subsidiaries
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Non-Interest Income - Non-interest income increased $570,000 or 41.2% for the three months ended September 30, 2010, compared to the three months ended September 30, 2009. The following table provides a detailed analysis of the changes in the components of non-interest income:

	Three Months Ended September 30,		Increase (Decrease)
	2010	2009	Amounts	Percent
Gain On Sale Of Investments	$495,895	$323,234	$172,661	53.4%
Gain On Sale Of Loans	577,480	162,858	414,622	254.6
Loss on Sale of Real Estate Owned	(139,122)	(37,921)	(101,201)	(266.9)
Service Fees On Deposit Accounts	295,932	312,300	(16,368)	(5.2)
Income From Cash Value Of Life Insurance	105,000	90,000	15,000	16.7
Commissions From Insurance Agency	118,139	108,076	10,063	9.3
Other Agency Income	90,780	119,044	(28,264)	(23.7)
Trust Income	109,500	105,000	4,500	4.29
Other	299,684	200,635	99,049	49.4
Total Non-Interest Income	$1,953,288	$1,383,226	$570,062	41.2%

Gain on sale of investments was $496,000 during the quarter ended September 30, 2010 compared to $323,000 in the same period last year. The gain resulted from the sale of 22 investments during the period. Based on an analysis of the portfolio, the Company was able to maximize return by selling securities with short average lives as a result of call features or securities with adjustable rates scheduled to re-price down in the near future. The Company sold 19 securities during the same quarter of last year. Gain on sale of loans increased $415,000 to $577,000 during the three months ended September 30, 2010 when compared to the same period last year, as a result of a 53.8% increase in the volume of fixed rate residential mortgage loans originated and sold. The increase in volume is primarily attributable to an increase in refinancing activity as a result of the current low interest rate environment.

Loss on sale of real estate owned increased $101,000 for the three month period ended September 30, 2010 compared to the same period last year.

General And Administrative Expenses – General and administrative expenses increased $384,000 or 7.1% to $5.8 million for the three months ended September 30, 2010 from $5.4 million for the same period last year.  The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

	Three Months Ended September 30,		Increase (Decrease)
	2010	2009	Amounts	Percent
Salaries And Employee Benefits	$3,000,691	$2,876,830	$123,861	4.3%
Occupancy	489,774	499,819	(10,045)	(2.0)
Advertising	80,554	81,375	(821)	(1.0)
Depreciation And Maintenance Of Equipment	468,533	440,369	28,164	6.4
FDIC Insurance Premiums	316,000	351,000	(35,000)	(9.9)
Amortization of Intangibles	22,500	22,500	-	-
Mandatorily Redeemable Financial Instrument Valuation Expense	45,000	122,000	(77,000)	(63.1)
Other	1,334,631	980,265	354,366	36.1
Total General And Administrative Expenses	$5,757,683	$5,374,158	$383,525	7.1%

Salary and employee benefits increased $124,000 to $3.0 million for the three months ended September 30, 2010 from $2.9 million for the same period last year. This increase was primarily the result of standard annual cost of living increases.  At September 30, 2010, the Company had 228 full time equivalent employees compared to 233 full time equivalents at September 30, 2009.

Occupancy decreased $10,000 or 2.0% to $490,000 for the three months ended September 30, 2010 from $500,000 for the same period one year ago.

Advertising expense decreased $1,000 or 1.0% to $80,000 for the three months ended September 30, 2010 from $81,000 for the same period one year ago.

Security Federal Corporation and Subsidiaries
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

FDIC insurance premiums decreased $35,000 or 9.9% to $316,000 for the three month period ended September 30, 2010 compared to $351,000 for the same period a year ago

The Company recorded $45,000 in valuation expense related to the mandatorily redeemable financial instrument during the quarter ended September 30, 2010 compared to $122,000 in valuation expense during the quarter ended September 30, 2009. The mandatorily redeemable financial instrument is reported at fair value on the balance sheet with any resulting valuation adjustments included in earnings.

Other expenses increased $354,000 to $1.3 million for the three month period ended September 30, 2010, an increase of 36.1% when compared to the same period in the prior year. Other expenses include legal fees, consultant fees, real estate owned expenses and expenses associated with loan collection and workout efforts.

Provision For Income Taxes – Provision for income taxes decreased $134,000 or 31.1% to $297,000 for the three months ended September 30, 2010 from $432,000 for the same period one year ago.  Income before income taxes was $755,000 and $1,014,000 for the three months ended September 30, 2010 and 2009, respectively.  The Company’s combined federal and state effective income tax rate for the current quarter was 37.3% compared to 37.5% for the same quarter one year ago.

Results of Operations for the Six Month Periods Ending September 30, 2010 and 2009

Net Income Available to Common Shareholders - Net income available to common shareholders increased $65,000 or 13.9% to $533,000 for the six months ended September 30, 2010 compared to $468,000 for the six months ended September 30, 2009. The increase in net income was primarily the result of an increase in net interest income and other income, partially offset by an increase in the Company’s provision for loan losses.

Net Interest Income - The net interest margin increased 30 basis points to 3.10% for the six month ended September 30, 2010 from 2.80% for the comparable period in the previous year. Net interest income increased $700,000 or 5.4% to $13.6 million during the six months ended September 30, 2010, compared to $12.9 million for the same period in 2009, as a result of decrease in interest expense partially offset  by a decrease in interest income.  During the six months ended September 30, 2010, average interest earning assets decreased $45.9 million to $878.3 million while average interest-bearing liabilities decreased $31.2 million to $832.5 million.

Interest Income - Total interest income decreased $1.5 million or 6.1% to $22.4 million during the six months ended September 30, 2010 from $23.8 million for the same period in 2009. This decrease is primarily the result of the decrease in interest earning assets. Total interest income on loans decreased $558,000 or 3.3% to $16.6 million during the six months ended September 30, 2010 as a result of the average loan portfolio balance decreasing $53.8 million, offset slightly by the yield in the loan portfolio increasing 34 basis points. Interest income from mortgage-backed securities decreased $985,000 or 18.3% to $4.4 million as a result of a $13.9 million decrease in the average balance of the portfolio combined with a 59 basis point decrease in yield. Interest income from investment securities increased $87,000 or 6.9% to $1.3 million.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the six months ended September 30, 2010 and 2009:

	Six Months Ended September 30,
	2010		2009
	Average Balance	Yield (1)	Average Balance	Yield (1)	Increase (Decrease) In Interest And Dividend Income From 2009
Loans Receivable, Net	$554,349,321	6.00%	$608,173,060	5.66%	$(1,116,766)
Mortgage-Backed Securities	231,786,989	3.79	245,642,366	4.38	(1,969,230)
Investments	90,432,143	2.98	69,495,259	3.63	173,042
Overnight Time	1,766,992	0.17	879,746	0.08	2,294
Total Interest-Earning Assets	$878,335,445	5.10%	$924,190,431	5.16%	$(2,910,660)

       (1) Annualized

Security Federal Corporation and Subsidiaries
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Interest Expense - Total interest expense decreased $2.2 million or 19.8% to $8.7 million during the six months ended September 30, 2010 compared to $10.9 million for the same period last year.  The decrease in total interest expense is attributable to decreases in interest rates paid and a $31.2 million decrease in the average balances of interest-bearing liabilities.  Interest expense on deposits decreased $2.1 million or 28.4% during the period ended September 30, 2010. The decrease was attributable to a 77 basis point decrease in the cost of deposits offset by an increase in average interest-bearing deposits of $35.0 million when compared to the six month period ended September 30, 2009.  The decrease in the cost of deposits primarily resulted from maturing certificate accounts re-pricing at lower interest rates. Interest expense on advances and other borrowings decreased $40,000 or 1.1%. The average balance of other borrowings decreased $66.2 million or 27.5% to $174.9 million from the same period last year, directly reflecting the decrease in interest earning assets.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the six months ended September 30, 2010 and 2009:

	Six Months Ended September 30,
	2010		2009
	Average Balance	Yield (1)	Average Balance	Yield (1)	Decrease In Interest Expense From 2009
Now And Money Market Accounts	$244,533,104	0.96%	$219,896,374	1.20%	$(289,016)
Statement Savings Accounts	19,197,753	0.34	17,342,955	0.45	(12,790)
Certificates Accounts	393,812,118	2.09	385,256,776	3.16	(3,929,124)
FHLB Advances, TAF Advances And Other Borrowed Money	163,695,565	3.74	236,022,927	2.83	(553,138)
Junior Subordinated Debentures	5,155,000	4.57	5,155,000	4.81	(12,746)
Senior Convertible Debentures	6,084,000	8.00	-	-	486,720
Total Interest-Bearing Liabilities	$832,477,540	2.10%	$863,674,032	2.52%	$(4,310,094)
        (1) Annualized

Provision for Loan Losses - The provision for loan losses was $4.1 million for the six months ended September 30, 2010 compared to $3.0 million for the same period in the prior year.

The following table details selected activity associated with the allowance for loan losses for the six months ended September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009
Beginning Balance	$12,307,394	$10,181,599
Provision	4,050,000	3,000,000
Charge-offs	(4,874,893)	(480,174)
Recoveries	45,719	22,496
Ending Balance	$11,528,220	$12,723,921

Allowance For Loan Losses As A Percentage Of Gross Loans Receivable, Held For Investment At The End Of The Period	2.13%	2.10%
Allowance For Loan Losses As A Percentage Of Impaired Loans At The End Of The Period	26.4%	34.1%
Impaired Loans	$43,743,434	$37,284,300
Non-accrual Loans And 90 Days Or More Past Due Loans As A Percentage Of Loans Receivable, Held For Investment At The End Of The Period	3.5%	6.1%
Gross Loans Receivable, Held For Investment	$540,321,145	$606,547,174
Total Loans Receivable, Net	$537,174,436	$599,657,360

Security Federal Corporation and Subsidiaries
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Non-Interest Income - Non-interest income increased $545,000 or 19.6%   for the six months ended September 30, 2010, compared to the six months ended September 30, 2009. The following table provides a detailed analysis of the changes in the components of non-interest income:

	Six Months Ended September 30,		Increase (Decrease)
	2010	2009	Amounts	Percent
Gain On Sale Of Investments	$695,406	$374,125	$321,281	85.9%
Gain On Sale Of Loans	846,157	596,465	249,692	41.9
Loss on Sale of Real Estate Owned	(192,867)	(61,104)	(131,763)	215.6
Service Fees On Deposit Accounts	589,817	588,682	1,135	0.2
Income From Cash Value Of Life Insurance	200,000	180,000	20,000	11.1
Commissions From Insurance Agency	208,966	247,330	(38,364)	(15.5)
Other Agency Income	185,738	241,511	(55,773)	(23.1)
Trust Income	219,000	210,000	9,000	4.3
Other	579,368	409,221	170,147	41.6
Total Non-Interest Income	$3,331,585	$2,786,230	$545,355	19.6%

Gain on sale of investments was $695,000 during the six months ended September 30, 2010 compared to $374,000 in the same period last year. The gain resulted from the sale of 32 investments during the period. Based on an analysis of the portfolio, the Company was able to maximize return by selling securities with short average lives as a result of call features or securities with adjustable rates scheduled to re-price down in the near future

Gain on sale of loans increased $250,000 to $846,000 during the six months ended September 30, 2010 when compared to the same period last year. The increase is primarily attributable to an increase in refinancing activity as a result of the current low interest rate environment.

Loss on sale of real estate owned increased $132,000 for the six month period ended September 30, 2010 compared to the same period last year.

General And Administrative Expenses – General and administrative expenses increased $186,000 or 1.7% to $11.3 million for the six months ended September 30, 2010 from $11.1 million for the same period last year.  The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

	Six Months Ended September 30,		Increase (Decrease)
	2010	2009	Amounts	Percent
Salaries And Employee Benefits	$6,007,175	$5,821,265	$185,910	3.2%
Occupancy	1,003,966	993,164	10,802	1.1
Advertising	201,348	215,929	(14,581)	(6.8)
Depreciation And Maintenance Of Equipment	924,568	882,396	42,172	4.8
FDIC Insurance Premiums	628,048	1,107,000	(478,952)	(43.3)
Amortization of Intangibles	45,000	45,000	-	-
Mandatorily Redeemable Financial Instrument Valuation Expense	85,000	44,000	41,000	93.18
Other	2,401,561	2,002,135	399,426	20.00
Total General And Administrative Expenses	$11,296,666	$11,110,889	$185,777	1.7%

Salary and employee benefits increased $186,000 to $6.0 million for the six months ended September 30, 2010 from $5.8 million for the same period last year. This increase was primarily the result of standard annual cost of living increases. At September 30, 2010, the Company had 228 full time equivalent employees compared to 233 full time equivalents at September 30, 2009.

Occupancy increased $11,000 or 1.1% to $1.0 million for the six months ended September 30, 2010 from $993,000 for the same period one year ago.

Security Federal Corporation and Subsidiaries
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Advertising expense decreased $15,000 or 6.75% to $201,000 for the six months ended September 30, 2010 from $216,000 for the same period one year ago.  The decrease in advertising can be attributed to the Company’s effort to reduce expenses during the period.

FDIC insurance premiums decreased $479,000 or 43.3% to $628,000 for the six month period ended September 30, 2010 compared to $1.1 for the same period a year ago. The Company recorded a one time $425,000 special assessment mandated by the FDIC to help replenish the government’s deposit insurance fund in 2009.

The Company recorded $85,000 in valuation expense related to the mandatorily redeemable financial instrument during the six month period ended September 30, 2010 compared to $44,000 in valuation income during the six month period ended September 30, 2009. The mandatorily redeemable financial instrument is reported at fair value on the balance sheet with any resulting valuation adjustments included in earnings.

Other expenses increased $399,000 to $2.4 million for the six month period ended September 30, 2010, an increase of 20.0% when compared to the same period in the prior year. Other expenses include legal fees, consultant fees, real estate owned expenses and expenses associated with loan collection and workout efforts.

Provision For Income Taxes – Provision for income taxes decreased $34,000 or 5.3% to $620,000 for the six months ended September 30, 2010 from $655,000 for the same period one year ago.  The Company’s combined federal and state effective income tax rate for the current period was 37.3% compared to 37.5% for the same period one year ago.

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

During the six months ended September 30, 2010 loan repayments exceeded loan disbursements resulting in a $31.2 million or 5.5% decrease in total net loans receivable.  During the six months ended September 30, 2010, deposits increased $3.5 million and FHLB advances decreased $21.1 million.  The Bank had $140.6 million in additional borrowing capacity at the FHLB at the end of the period.  At September 30, 2010, the Bank had $290.6 million of certificates of deposit maturing within one year.  Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed.

At September 30, 2010 and 2009, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

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

Security Federal Corporation and Subsidiaries
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2010.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused lines of credit	$3,426	$2,184	$20,170	$25,780	$31,900	$57,680
Standby letters of credit	260	125	503	888	610	1,498
Total	$3,686	$2,309	$20,673	$26,668	$32,510	$59,178

Security Federal Corporation and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that at September 30, 2010 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected or are reasonably likely to affect our internal controls over financial reporting

The Company does not expect that its disclosure controls and procedures will prevent all error and or fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

For the six months ended September 30, 2010, we recorded a provision for loan losses of $4.1 million compared to $3.0 million for the six months ended September 30, 2009.  We also recorded net loan charge-offs of $4.9 million for the six months ended September 30, 2010 compared to $480,000 for the six months ended September 30, 2009.  We are experiencing elevated levels of loan delinquencies and credit losses.  Slower sales, excess inventory and declining prices have been the primary causes of the increase in delinquencies and foreclosures for A&D loans and commercial real estate loans.  At September 30, 2010, our total non-performing assets were $35.7 million compared to $39.6 million at September 30, 2009.  Further, our portfolio is concentrated in acquisition and development loans, commercial business and commercial real estate loans, all of which generally have a higher risk of loss than residential mortgage loans.  If current weak conditions in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses.  Moreover, if the recession is prolonged, we expect that it could severely impact economic conditions in our market areas and that we could experience significantly higher

Security Federal Corporation and Subsidiaries

delinquencies and credit losses.  As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

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

Security Federal Corporation and Subsidiaries

Part II: Other Information, Continued

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

Item 2     Unregistered sales of Equity Securities and Use Of Proceeds

None

Item 3    Defaults Upon Senior Securities
None

Item 4    [Removed and Reserved]

Item 5    Other Information
None

Item 6    Exhibits

3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Amendment, including Certificate of Designation relating to the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A (2)
3.3	Articles of Amendment, including Certificate of Designation relating to the Company’s Fixed Rate CumulativePerpetual Preferred Stock Series B (3)
3.4	Bylaws (4)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (5)
4.2	Form of Certificate for the Series A Preferred Shares (2)
4.3	Form of Certificate for the Series B Preferred Shares (3)

Security Federal Corporation and Subsidiaries

4.4	Warrant to purchase shares of the Company’s common stock dated December 19, 2008 (2)
4.5	Letter Agreement (including Securities Purchase Agreement – Standard Terms, attached as Exhibit A) dated December 19, 2008 between the Company and the United States Department of the Treasury (2)
4.6	Form of Indenture with respect to the Company’s 8.0% Convertible Senior Debentures Due 2029 (6)
4.7	Specimen Convertible Senior Debenture Due 2029 (6)
4.8
Letter Agreement dated September 29, 2010 between Security Federal Corporation and the United States Department of the Treasury, including the Exchange Agreement – Standard Terms, with respect to the exchange of the Series A Fixed Rate Cumulative Perpetual Preferred Stock for the Series B Fixed Rate Cumulative Perpetual Preferred Stock (3)

4.9
Letter Agreement dated September 29, 2010 between Security Federal Corporation and the United States Department of the Treasury, including the Securities Purchase Agreement – Standard Terms, with respect to the purchase of the Series B Fixed Rate Cumulative Perpetual Preferred Stock (3)

10.1	1993 Salary Continuation Agreements (7)
10.2	Amendment One to 1993 Salary Continuation Agreements (8)
10.3	Form of 2006 Salary Continuation Agreement (9)
10.4	1999 Stock Option Plan (4)
10.5	2002 Stock Option Plan (10)
10.6	2006 Stock Option Plan (11)
10.7	2008 Equity Incentive Plan (12)
10.8	Form of incentive stock option agreement and non-qualified stock option agreement pursuant to the 2006 Stock Option Plan (11)
10.9	2004 Employee Stock Purchase Plan (13)
10.10	Incentive Compensation Plan (7)
10.11	Form of Security Federal Bank Salary Continuation Agreement (14)
10.12	Form of Security Federal Split Dollar Agreement (14)
10.13	Form of Compensation Modification Agreement (2)
13	Annual Report to Stockholders
14	Code of Ethics (14)
21	Subsidiaries of Registrant
23	Consent of Elliott Davis, LLC
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
                 __________________
(1)	Filed on June 26, 1998, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2008.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 30, 2010.
(4)	Filed on March 2, 2000, as an exhibit to the Company’s Registration Statement on Form S-8 and incorporated herein by reference.
(5)	Filed on August 12, 1987, as an exhibit to the Company’s Registration Statement on Form 8-A and incorporated herein by reference.
(6)	Filed on July 13, 2009 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-160553) and incorporated herein by reference.
(7)	Filed on June 28, 1993, as an exhibit to the Company’s Annual Report on Form 10-KSB and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.
(9)	Filed on May 24, 2006 as an exhibit to the Company’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
(10)	Filed on June 19, 2002, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(11)	Filed on August 22, 2006, as an exhibit to the Company’s Registration Statement on Form S-8 (Registration Statement No. 333-136813) and incorporated herein by reference.
(12)	Filed on June 20, 2008, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(13)	Filed on June 18, 2004, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(14)	Filed on May 24, 2006 as an exhibit to the Current Report on Form 8-K and incorporated herein by reference.
(15)	Filed on June 27, 2007, as an exhibit to the Company’s Annual Report on Form 10-K and incorporated herein by reference.

Security Federal Corporation and Subsidiaries

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY FEDERAL CORPORATION

Date:	November 15, 2010	By:	/s/Timothy W. Simmons
Timothy W. Simmons
President
Duly Authorized Representative

Date:	November 15, 2010	By:	/s/Roy G. Lindburg
Roy G. Lindburg
CFO
Duly Authorized Representative