Form 10-Q
period 2010-12-31
SECURITY FEDERAL CORP
filed 2011-02-14
CIK 818677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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

Large accelerated filed [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	February 11, 2011	2,944,001

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

Part I.  Financial Information
Item 1.  Financial Statements
Security Federal Corporation and Subsidiaries
Consolidated Balance Sheets
	December 31, 2010	March 31, 2010
Assets:	(Unaudited)	(Audited)
Cash And Cash Equivalents	$8,604,915	$8,804,645
Certificates Of Deposits With Other Banks	100,000	-
Investment And Mortgage-Backed Securities:
Available For Sale: (Amortized cost of $313,436,672 at December 31, 2010 and $284,831,441 at March 31, 2010)	320,033,387	292,261,039
Held To Maturity: (Fair value of $15,406,440 at December 31, 2010 and $19,854,106 at March 31, 2010)	14,351,155	18,785,380
Total Investment And Mortgage-Backed Securities	334,384,542	311,046,419
Loans Receivable, Net:
Held For Sale	13,500,063	3,161,463
Held For Investment: (Net of allowance of $12,408,796 at December 31, 2010 and $12,307,394 at March 31, 2010)	506,022,938	565,237,372
Total Loans Receivable, Net	519,523,001	568,398,835
Accrued Interest Receivable:
Loans	1,802,435	1,787,471
Mortgage-Backed Securities	870,095	964,380
Investments	924,484	703,339
Premises And Equipment, Net	20,172,623	20,720,484
Federal Home Loan Bank Stock, At Cost	11,267,485	12,624,400
Bank Owned Life Insurance	10,306,305	10,001,305
Repossessed Assets Acquired In Settlement Of Loans	14,977,764	10,773,050
Intangible Assets, Net	182,000	249,500
Goodwill	1,199,754	1,199,754
Other Assets	8,135,631	8,728,076
Total Assets	$932,451,034	$956,001,658

Liabilities And Shareholders’ Equity
Liabilities:
Deposit Accounts	$689,294,592	$694,252,437
Advances From Federal Home Loan Bank (“FHLB”)	137,890,420	164,003,882
Other Borrowed Money	11,225,060	12,060,470
Advance Payments By Borrowers For Taxes And Insurance	220,913	327,332
Mandatorily Redeemable Financial Instrument	1,658,312	1,663,312
Senior Convertible Debentures	6,084,000	6,084,000
Junior Subordinated Debentures	5,155,000	5,155,000
Other Liabilities	4,511,338	4,594,606
Total Liabilities	856,039,635	888,141,039

Shareholders' Equity:
Serial Preferred Stock, $.01 Par Value; Authorized Shares – 200,000; Issued And Outstanding Shares, 22,000 and 18,000 At December 31, 2010 And March 31, 2010, Respectively	22,000,000	17,692,609
Common Stock, $.01 Par Value; Authorized Shares – 5,000,000; Issued And Outstanding Shares -3,144,934 And 2,944,001, Respectively, At December 31, 2010; And 2,662,028 And 2,461,095, Respectively, At March 31, 2010	30,884	26,055
Warrant Issued In Conjunction With Serial Preferred Stock	400,000	400,000
Additional Paid-In Capital	10,201,218	5,352,144
Treasury Stock, (At Cost, 200,933 Shares, At December 31, 2010 And March 31,2010)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive Income	4,091,533	4,608,080
Retained Earnings, Substantially Restricted	44,018,476	44,112,443
Total Shareholders' Equity	76,411,399	67,860,619
Total Liabilities And Shareholders' Equity	$932,451,034	$956,001,658
See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
	Three Months Ended December 31,
	2010	2009
Interest Income:
Loans	$8,011,236	$8,899,817
Mortgage-Backed Securities	1,966,515	2,789,088
Investment Securities	579,571	555,733
Other	1,956	46
Total Interest Income	10,559,278	12,244,684

Interest Expense:
NOW And Money Market Accounts	459,440	637,225
Statement Savings Accounts	13,134	19,202
Certificate Accounts	1,846,667	2,342,602
Advances And Other Borrowed Money	1,382,049	1,634,734
Convertible Senior Debentures	121,680	40,560
Junior Subordinated Debentures	58,451	58,431
Total Interest Expense	3,881,421	4,732,754

Net Interest Income	6,677,857	7,511,930
Provision For Loan Losses	1,900,000	2,475,000
Net Interest Income After Provision For Loan Losses	4,777,857	5,036,930
Non-Interest Income:
Gain On Sale Of Investments	492,975	300,976
Gain On Sale Of Loans	334,713	215,080
Loss On Sale Of Repossessed Assets Acquired In Settlement Of Loans	(35,580)	(3,742)
Service Fees On Deposit Accounts	289,810	347,164
Income From Cash Value Of Life Insurance	105,000	90,000
Commissions From Insurance Agency	92,619	94,544
Other Agency Income	91,742	108,302
Trust Income	109,500	105,000
Mandatorily Redeemable Financial Instrument Valuation	90,000	(65,000)
Other	173,603	236,120
Total Non-Interest Income	1,744,382	1,428,444

General And Administrative Expenses:
Salaries And Employee Benefits	3,016,325	3,007,360
Occupancy	439,374	497,423
Advertising	97,491	102,946
Depreciation And Maintenance Of Equipment	453,291	433,734
FDIC Insurance Premiums	366,000	366,000
Amortization of Intangibles	22,500	22,500
Other	1,443,441	1,078,312
Total General And Administrative Expenses	5,838,422	5,508,275

Income Before Income Taxes	683,817	957,099
Provision For Income Taxes	229,446	395,008
Net Income	454,371	562,091
Preferred Stock Dividends	110,001	225,000
Accretion Of Preferred Stock To Redemption Value	-	17,579
Net Income Available To Common Shareholders	$344,370	$319,512

Basic Net Income Per Common Share	$0.12	$0.13
Diluted Net Income Per Common Share	$0.12	$0.13
Cash Dividend Per Share On Common Stock	$0.08	$0.08
Basic Weighted Average Shares Outstanding	2,869,205	2,461,095
Diluted Weighted Average Shares Outstanding	2,931,633	2,543,389

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
	Nine Months Ended December 31,
	2010	2009
Interest Income:
Loans	$24,649,276	$26,096,241
Mortgage-Backed Securities	6,359,160	8,166,348
Investment Securities	1,928,999	1,818,640
Other	3,433	376
Total Interest Income	32,940,868	36,081,605

Interest Expense:
NOW And Money Market Accounts	1,638,090	1,960,383
Statement Savings Accounts	46,191	58,654
Certificate Accounts	5,963,591	8,424,088
Advances And Other Borrowed Money	4,440,815	4,970,069
Convertible Senior Debentures	365,040	40,560
Junior Subordinated Debentures	176,121	182,474
Total Interest Expense	12,629,848	15,636,228

Net Interest Income	20,311,020	20,445,377
Provision For Loan Losses	5,950,000	5,475,000
Net Interest Income After Provision For Loan Losses	14,361,020	14,970,377
Non-Interest Income:
Gain On Sale Of Investments	1,188,381	675,101
Gain On Sale Of Loans	1,180,870	811,545
Loss On Sale Of Repossessed Assets Acquired In Settlement Of Loans	(228,447)	(64,846)
Service Fees On Deposit Accounts	879,627	935,846
Income From Cash Value Of Life Insurance	305,000	270,000
Commissions From Insurance Agency	301,585	341,874
Other Agency Income	277,480	349,813
Trust Income	328,500	315,000
Mandatorily Redeemable Financial Instrument Valuation	5,000	(109,000)
Other	752,970	645,340
Total Non-Interest Income	4,990,966	4,170,673

General And Administrative Expenses:
Salaries And Employee Benefits	9,023,500	8,828,625
Occupancy	1,443,340	1,490,587
Advertising	298,839	318,875
Depreciation And Maintenance Of Equipment	1,377,859	1,316,130
FDIC Insurance Premiums	994,048	1,473,000
Amortization of Intangibles	67,500	67,500
Other	3,845,001	3,080,447
Total General And Administrative Expenses	17,050,087	16,575,164

Income Before Income Taxes	2,301,899	2,565,886
Provision For Income Taxes	849,590	1,049,548
Net Income	1,452,309	1,516,338
Preferred Stock Dividends	556,452	675,000
Accretion Of Preferred Stock To Redemption Value	18,816	53,935
Net Income Available To Common Shareholders	$877,041	$787,403

Basic Net Income Per Common Share	$0.34	$0.32
Diluted Net Income Per Common Share	$0.33	$0.31
Cash Dividend Per Share On Common Stock	$0.24	$0.24
Basic Weighted Average Shares Outstanding	2,599,081	2,460,777
Diluted Weighted Average Shares Outstanding	2,678,530	2,521,964

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Unaudited)

	Preferred Stock	Warrants	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance At March 31, 2009	$17,620,065	$400,000	$26,040	$5,299,235	$(4,330,712)	$3,809,934	$44,267,736	$67,092,298
Net Income	-	-	-	-	-	-	1,516,338	1,516,338
Other Comprehensive Income, Net Of Tax:
Unrealized Holding Gains On Securities Available For Sale, Net Of Taxes	-	-	-	-	-	969,460	-	969,460
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes	-	-	-	-	-	(418,563)	-	(418,563)
Comprehensive Income	-	-	-	-	-	-	-	2,067,235
Accretion Of Preferred Stock To Redemption Value	53,935	-	-	-	-	-	(53,935)	-
Employee Stock Purchase Plan Purchases	-	-	15	19,785	-	-	-	19,800
Stock Compensation Expense	-	-	-	24,843	-	-	-	24,843
Cash Dividends On Preferred	-	-	-	-	-	-	(675,000)	(675,000)
Cash Dividends On Common	-	-	-	-	-	-	(590,661)	(590,661)
Balance At December 31, 2009	$17,674,000	$400,000	$26,055	$5,343,863	$(4,330,712)	$4,360,831	$44,464,478	$67,938,515

	Preferred Stock	Warrants	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance At March 31, 2010	$17,692,609	$400,000	$26,055	$5,352,144	$(4,330,712)	$4,608,080	$44,112,443	$67,860,619
Net Income	-	-	-	-	-	-	1,452,309	1,452,309
Other Comprehensive Income, Net Of Tax:
Unrealized Holding Gains On Securities Available For Sale, Net Of Taxes	-	-	-	-	-	220,249	-	220,249
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes	-	-	-	-	-	(736,796)	-	(736,796)
Comprehensive Income	-	-	-	-	-	-	-	935,762
Common Stock Issuance	-	-	4,829	4,824,231	-	-	-	4,829,060
Preferred Stock Issuance	22,000,000	-	-	-	-	-	-	22,000,000
Preferred Stock Redemption	(17,711,425)	-	-	-	-	-	(288,575)	(18,000,000)
Accretion Of Preferred Stock To Redemption Value	18,816	-	-	-	-	-	(18,816)	-
Stock Compensation Expense	-	-	-	24,843	-	-	-	24,843
Cash Dividends On Preferred	-	-	-	-	-	-	(616,222)	(616,222)
Cash Dividends On Common	-	-	-	-	-	-	(622,663)	(622,663)
Balance At December 31, 2010	$22,000,000	$400,000	$30,884	$10,201,218	$(4,330,712)	$4,091,533	$44,018,476	$76,411,399

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended December 31,
	2010	2009
Cash Flows From Operating Activities:
Net Income	$1,452,309	$1,516,338
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	1,173,023	1,164,294
Amortization Of Intangible Assets	67,500	67,500
Stock Option Compensation Expense	24,843	24,843
Discount Accretion And Premium Amortization	2,547,909	1,326,548
Provisions For Losses On Loans And Real Estate	5,950,000	5,475,000
Write Down Of Goodwill	-	222,000
Write Down Of Repossessed Assets Acquired In Settlement Of Loans	621,496	-
Mandatorily Redeemable Financial Instrument Valuation Expense (Income)	(5,000)	109,000
Gain On Sale Of Mortgage-Backed Securities Available For Sale	(1,038,435)	(273,330)
Gain On Sale Of Investment Securities Available For Sale	(149,946)	(401,771)
Gain On Sale Of Loans	(1,180,870)	(811,545)
Loss On Sale Of Repossessed Assets Acquired In Settlement Of Loans	228,447	64,846
Gain On Disposition Of Premises And Equipment	-	(25)
Amortization Of Deferred Fees On Loans	(18,405)	(96,392)
Income From Bank Owned Life Insurance	(305,000)	(270,000)
Proceeds From Sale Of Loans Held For Sale	63,318,003	54,823,727
Origination Of Loans For Sale	(72,475,733)	(53,458,227)
(Increase) Decrease In Accrued Interest Receivable:
Loans	(14,964)	17,890
Mortgage-Backed Securities	94,285	136,103
Investments	(221,145)	(464,738)
Decrease In Advance Payments By Borrowers	(106,419)	(227,589)
Other, Net	825,513	(6,358,358)
Net Cash Provided By Operating Activities	787,411	2,586,114

Cash Flows From Investing Activities:
Principal Repayments On Mortgage-Backed Securities Held To Maturity	3,018,518	5,981,325
Principal Repayments On Mortgage-Backed Securities Available For Sale	44,906,395	49,180,520
Purchase Of Investment Securities Available For Sale	(72,633,466)	(49,800,374)
Purchase Of Mortgage-Backed Securities Available For Sale	(72,675,609)	(58,437,257)
Maturities Of Investment Securities Available For Sale	26,631,467	13,490,722
Maturities Of Investment Securities Held To Maturity	1,388,855	4,258,066
Proceeds From Sale Of Mortgage-Backed Securities Available For Sale	38,291,203	17,599,784
Proceeds From Sale Of Investment Securities Available For Sale	5,442,103	12,576,398
Redemption Of FHLB Stock	1,356,915	38,300
Decrease In Loans To Customers	42,031,986	13,388,374
Proceeds From Sale Of Repossessed Assets	6,196,196	501,544
Purchase And Improvement Of Premises And Equipment	(625,162)	(487,281)
Proceeds From Sale Of Premises And Equipment	-	971
Net Cash Provided By Investing Activities	23,329,401	8,291,092

(Continued)

Security Federal Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended December 31,
	2010	2009
Cash Flows From Financing Activities:
Increase (Decrease) In Deposit Accounts	(4,957,845)	11,050,407
Proceeds From FHLB Advances	113,120,000	257,705,000
Repayment Of FHLB Advances	(139,233,462)	(305,371,886)
Proceeds From TAF Advances	-	117,000,000
Repayment Of TAF Advances	-	(87,000,000)
Proceeds From Convertible Senior Debentures Offering	-	6,084,000
Net Repayment Of Other Borrowings	(835,410)	(5,661,820)
Proceeds From Issuance Of Preferred Stock	22,000,000	-
Proceeds From Issuance Of Common Stock	4,829,060
Redemption Of Preferred Stock	(18,000,000)
Dividends To Preferred Shareholders	(622,663)	(675,000)
Dividends To Common Shareholders	(616,222)	(590,661)
Proceeds From Employee Stock Purchases	-	19,800
Net Cash Used By Financing Activities	(24,316,542)	(7,440,160)

Net Increase (Decrease) In Cash And Cash Equivalents	(199,730)	3,437,046
Cash And Cash Equivalents At Beginning Of Period	8,804,645	6,562,394
Cash And Cash Equivalents At End Of Period	$8,604,915	$9,999,440

Supplemental Disclosure Of Cash Flows Information:
Cash Paid During The Period For Interest	$12,925,718	$15,704,896
Cash Paid During The Period For Income Taxes	$19,432	$2,513,082
Additions To Repossessed Acquired Through Foreclosure	$11,250,853	$2,163,972

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The consolidated financial statements presented in this quarterly report include the accounts of Security Federal Corporation, a South Carolina corporation (the “Company”), and its wholly-owned subsidiary, Security Federal Bank (the “Bank”), which is headquartered in Aiken, South Carolina.  The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Certain information and note disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes included in the Company’s 2010 Annual Report to Stockholders, which was filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 2010 (“2010 10-K”), when reviewing interim financial statements.  The results of operations for the nine-month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year.  This Quarterly Report on Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, and business of the Company.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those anticipated by such forward-looking statements include, but are not limited to, the general business environment, interest rates, the South Carolina real estate market, the demand for loans, competitive conditions between banks and non-bank financial services providers, regulatory changes, and other factors and risks detailed in the Company’s reports filed with the Securities and Exchange Commission, including the 2010 10-K for the fiscal year ended March 31, 2010.  Management cautions readers of this Form 10-Q not to place undue reliance on the forward-looking statements contained herein.

2.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Security Federal Bank, and the Bank’s wholly owned subsidiaries, Security Federal Insurance, Inc. (“SFINS”) and Security Financial Services Corporation (“SFSC”). All significant intercompany accounts and transactions have been eliminated. SFINS was formed during fiscal 2002 and began operating during the December 2001 quarter.  SFINS is an insurance agency offering auto, business, health, and home insurance.  SFINS has a wholly owned subsidiary, Collier Jennings Financial Corporation which has as subsidiaries Collier Jennings Inc., The Auto Insurance Store Inc., and Security Federal Premium Pay Plans Inc (the “Collier-Jennings Companies”). SFSC was inactive for several years. During the quarter ended December 31, 2010, it was reactivated and utilitzed to hold and operate a repossessed hotel located in Hardeeville, South Carolina.

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

3. Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the audited consolidated financial statements at March 31, 2010 included in our 2010 Annual Report to Stockholders, which was filed as an exhibit to our 2010 10-K.  Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

4.   Earnings Per Common Share, Continued

For the Quarter Ended:	December 31,
	2010	2009
Earnings Available to Common Shareholders:
Net Income	$454,371	$562,091
Preferred Stock Dividends	110,001	225,000
Deemed Dividends On Preferred Stock From Net Accretion of Preferred Stock	-	17,579
Net Income Available To Common Shareholders	$344,370	$319,512

For the Nine Months Ended:	December 31,
	2010	2009
Earnings Available to Common Shareholders:
Net Income	$1,452,309	$1,516,338
Preferred Stock Dividends	556,452	675,000
Deemed Dividends On Preferred Stock From Net Accretion of Preferred Stock	18,816	53,935
Net Income Available To Common Shareholders	$877,041	$787,403

The following table provides a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	For the Quarter Ended
	December 31, 2010
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$ 344,370	2,869,205	$0.12
Effect of Diluted Securities:
Mandatorily Redeemable Shares	-	62,428	-
Senior Convertible Debentures	-	-	-
Stock Options & Warrants	-	-	-

Diluted EPS	$ 344,370	2,931,633	$0.12

	For the Quarter Ended
	December 31, 2009
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$ 319,512	2,461,095	$0.13
Effect of Diluted Securities:
Mandatorily Redeemable Shares	-	82,294	-
Senior Convertible Debentures	-	-	-
Stock Options & Warrants	-	-	-

Diluted EPS	$ 319,512	2,543,389	$0.13

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

4.   Earnings Per Common Share, Continued

	For the Nine Months Ended
	December 31, 2010
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$ 877,041	2,599,081	$0.34
Effect of Diluted Securities:
Mandatorily Redeemable Shares	-	79,449	(0.01)
Senior Convertible Debentures	-	-	-
Stock Options & Warrants	-	-	-

Diluted EPS	$ 877,041	2,678,530	$0.33

	For the Nine Months Ended
	December 31, 2009
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$ 787,403	2,460,777	$0.32
Effect of Diluted Securities:
Mandatorily Redeemable Shares	-	61,187	(0.01)
Senior Convertible Debentures	-	-	-
Stock Options & Warrants	-	-	-

Diluted EPS	$ 787,403	2,521,964	$0.31

5.	Stock-Based Compensation

Certain officers and directors of the Company participate in an incentive and non-qualified stock option plan. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. The following is a summary of the activity under the Company’s incentive stock option plan for the three months and nine months ended December 31, 2010 and 2009:

	Three Months Ended December 31, 2010		Nine Months Ended December 31, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, Beginning of Period/Year	90,900	$22.57	90,900	$22.57
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	9,500	23.09	9,500	23.09
Balance, December 31, 2010	81,400	$22.51	81,400	$22.51

Options Exercisable	49,900		49,900

Options Available For Grant	50,000		50,000

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

5.    Stock-Based Compensation, Continued

	Three Months Ended December 31, 2009		Nine Months Ended December 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, Beginning of Period/Year	90,900	$22.57	100,500	$22.01
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	-	-	(9,600)	16.67
Balance, December 31, 2009	90,900	$22.57	90,900	$22.57

Options Exercisable	50,400		50,400

Options Available For Grant	50,000		50,000

There were no stock option awards granted by the Company during the three and nine month periods ended December 31, 2010 and 2009.

At December 31, 2010, the Company had the following options outstanding:

Grant Date	Outstanding Options	Option Price	Expiration Date

09/01/03	2,400	$24.00	08/31/13

12/01/03	3,000	$23.65	11/30/13

01/01/04	5,000	$24.22	12/31/13

03/08/04	13,000	$21.43	03/08/14

06/07/04	2,000	$24.00	06/07/14

01/01/05	20,500	$20.55	12/31/14

01/01/06	4,000	$23.91	01/01/16

08/24/06	5,000	$23.03	08/24/16

05/24/07	2,000	$24.34	05/24/17

07/09/07	1,000	$24.61	07/09/17

10/01/07	2,000	$24.28	10/01/17

01/01/08	17,000	$23.49	01/01/18

05/19/08	2,500	$22.91	05/19/18

07/01/08	2,000	$22.91	07/01/18

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

6.	Stock Warrants

In conjunction with its participation in the U.S. Treasury’s Capital Purchase Program, the Company sold a warrant to the U.S. Treasury to purchase 137,966 shares of the Company’s common stock at $19.57 per share. The warrant has a 10-year term and was immediately exercisable upon issuance. At December 31, 2010, the warrant was anti-dilutive.  There were no changes in the Company’s stock warrants during the three and nine month periods ended December 31, 2010 and 2009.

7.    Stock Issuance and Exchange

The Company was approved to participate in United States Department of the Treasury’s (the “Treasury”) Community Development Capital Initiative (“CDCI”).  The CDCI was established by the Treasury to invest lower cost capital in Community Development Financial Institutions (“CDFI”), supporting their efforts to provide credit to small businesses and other qualified customers during this challenging economic period.

In connection with its participation in the CDCI, the Company (i) exchanged all $18.0 million aggregate liquidation preference amount of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), previously sold to the Treasury pursuant to the TARP Capital Purchase Program, for $18.0 million aggregate liquidation amount of the Company’s newly designated Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), (ii) sold  400,000 shares of its common stock at $10.00 per share in a private offering to board members of the Company as a result of a required match, for aggregate gross proceeds of $4.0 million; and (iii) received an additional $4.0 million investment from the Treasury through the sale of an additional $4.0 million aggregate liquidation preference amount of Series B Preferred Stock to the Treasury.  The additional $4.0 million investment from the Treasury was contingent upon the completion of the $4.0 million match through a private offering of common stock.

Participation in the CDCI provided the Company with $8.0 million in additional capital and lowered the cost of capital received from the Treasury.  The annual dividend rate on the Series A Preferred Stock was 5% and was to have increased to 9% on February 15, 2014.  The annual dividend rate on the Series B Preferred Stock will be 2% for the first eight years from the date of issuance and 9% thereafter if still then outstanding.  The Company and Security Federal Bank must maintain eligibility as a community development financial institution (“CDFI”) under Treasury regulations, otherwise, the annual dividend rate on the Series B Preferred Stock will increase to 5% if it is not corrected within 180 days and will further increase to 9% if not corrected after 270 days.

In addition, on December 22, 2010, the Company sold 82,906 shares of its common stock, $0.01 par value per share, through a private placement. The purchase price was $10.00 per share and the net proceeds received from the sale of these shares was $829,060. This was the final phase in the Company’s current plan to raise additional capital.

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. At December 31, 2010, the Company’s investment portfolio was comprised of government and agency bonds, mortgage-backed securities issued by government agencies or government sponsored enterprises, and one equity investment. The portfolio did not contain any private label mortgage-backed securities. Fair value measurement is based upon prices obtained from third party pricing services who use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As such, these securities are classified as Level 2.

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

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

8.    Carrying Amounts and Fair Value of Financial Instruments, Continued

Impaired Loans

The Company does not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established as necessary. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired management measures impairment.

Fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sale, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and if it is over 24 months old will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. Specifically as an example, in situations where the collateral on a nonperforming commercial real estate loan is out of the Company’s primary market area, management would typically order an independent appraisal immediately, at the earlier of the date the loan becomes nonperforming or immediately following the determination that the loan is impaired. However, as a second example, on a nonperforming commercial real estate loan where management is familiar with the property and surrounding areas and where the original appraisal value far exceeds the recorded investment in the loan, management may perform an internal analysis whereby the previous appraisal value would be reviewed and adjusted for current conditions including recent sales of similar properties in the area and any other relevant economic trends. These valuations are reviewed at a minimum on a quarterly basis.

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

As of December 31, 2010 and March 31, 2010, the recorded investment in impaired loans was $37.9 million and $35.3 million, respectively. The average recorded investment in impaired loans was $37.9 million for the nine months ended December 31, 2010 and $33.6 million for the year ended March 31, 2010.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of December 31, 2010:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FHLB Securities	$ -	$ 15,813,251	$ -
Federal Farm Credit Securities	-	1,081,460	-
Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) Bonds	-	10,671,500	-
Small Business Administration (“SBA”) Bonds	-	67,572,776	-
Taxable Municipal Securities	-	4,500,333	-
Mortgage-Backed Securities	-	220,317,567	-
Equity Securities	-	76,500	-
Mortgage Loans Held For Sale	-	13,500,063	-
Total	$ -	$ 333,533,450	$ -
Liabilities:
Mandatorily Redeemable Financial Instrument	$ -	$ 1,658,312	$ -
Total	$ -	$ 1,658,312	$ -

Assets and liabilities measured at fair value on a recurring basis are as follows as of March 31, 2010:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FHLB Securities	$ -	$ 9,369,901	$ -
Federal Farm Credit Securities	-	4,208,672	-
FNMA and FHLMC Bonds	-	5,963,270	-
SBA Bonds	-	37,186,061	-
Taxable Municipal Bond	-	3,225,926	-
Mortgage-Backed Securities	-	232,235,059	-
Equity Securities	-	72,150	-
Mortgage Loans Held For Sale	-	3,161,463	-
Total	$ -	$ 295,422,502	$ -
Liabilities:
Mandatorily Redeemable Financial Instrument	$ -	$ 1,663,312	$ -
Total	$ -	$ 1,663,312	$ -

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

8.    Carrying Amounts and Fair Value of Financial Instruments, Continued

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall. Other intangible assets are measured on a non-recurring basis at least annually.  Specifically, the valuation of goodwill is performed each year at September 30.

Assets:	Level 1	Level 2	Level 3	Balance At December 31, 2010
Intangible Assets	$ -	$ -	$ 182,000	$ 182,000
Impaired Loans (1)	-	32,305,805	4,836,772	37,142,577
Foreclosed Assets	-	14,977,764	-	14,977,764
Total	$ -	$ 47,283,569	$ 5,018,772	$ 52,302,341

 (1) Impaired loans are reported net of specific reserves of $725,417.

The table below presents assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets:	Level 1	Level 2	Level 3	Balance At March 31, 2010
Goodwill	$ -	$ -	$ 249,500	$ 249,500
Impaired Loans (1)	-	19,735,647	13,548,107	33,283,754
Foreclosed Assets	-	8,738,965	2,034,085	10,773,050
Total	$ -	$ 28,474,612	$ 15,831,692	$ 44,306,304

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

Certificates of deposits with other banks—Fair value is based on market prices for similar assets.

Investment securities held to maturity—Securities held to maturity are valued at quoted market prices or dealer quotes.

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

The following table is a summary of the carrying value and estimated fair value of the Company’s financial instruments as of December 31, 2010 and March 31, 2010 presented in accordance with the applicable accounting guidance.

	December 31, 2010		March 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial Assets:
Cash And Cash Equivalents	$8,605	$8,605	$8,805	$8,805
Certificates of Deposits With Other Banks	100	100	-	-
Investment And Mortgage-Backed Securities	334,385	335,440	311,046	312,115
Loans Receivable, Net	519,523	511,951	568,399	578,851
FHLB Stock	11,267	11,267	12,624	12,624

Financial Liabilities:
Deposits:
Checking, Savings, And Money Market Accounts	$319,712	$319,712	$301,983	$301,983
Certificate Accounts	369,583	373,986	392,270	398,206
Advances From FHLB	137,890	147,562	164,004	172,983
Other Borrowed Money	11,225	11,225	12,060	12,060
Senior Convertible Debentures	6,084	6,084	6,084	6,084
Junior Subordinated Debentures	5,155	5,155	5,155	5,155

At December 31, 2010, the Bank had $40.6 million of off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

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

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation.  Disaggregation of classes of assets and liabilities is also required. The new disclosures are effective for the Company for the current year and have been reflected in the Fair Value footnote.

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to begin to comply with the disclosures in its financial statements for the interim period ended December 31, 2010.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.  Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112.  The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “noncontrolling interests(s)”.  The updates were effective upon issuance but had no impact on the Company’s financial statements.

In December 2010, the Intangibles topic of the ASC was amended to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings upon adoption.  Impairments occurring subsequent to adoption should be included in earnings.  The amendment is effective for the Company beginning January 1, 2011. Early adoption is not permitted. The Company does not expect the amendment to have any impact on the financial statements.

Also in December 2010, the Business Combinations topic of the ASC was amended to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendment also requires that the supplemental pro forma disclosures include a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This amendment is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2011, although early adoption is permitted.  The Company does not expect the amendment to have any impact on the financial statements.

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
Notes to Consolidated Financial Statements (Unaudited), Continued

10.      Securities

Investment And Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$16,008,334	$163,741	$358,824	$15,813,251
Federal Farm Credit Securities	1,007,350	74,110	-	1,081,460
Federal National Mortgage Association (“FNMA”) And Federal Home Loan Mortgage Corporation (“FHLMC”) Bonds	11,000,581	-	329,081	10,671,500
Small Business Administration (“SBA”) Bonds	66,880,242	928,174	235,640	67,572,776
Taxable Municipal Bonds	4,558,189	-	57,856	4,500,333
Mortgage-Backed Securities	213,879,038	7,007,676	569,147	220,317,567
Equity Securities	102,938	-	26,438	76,500
Total	$313,436,672	$8,173,701	$1,576,986	$320,033,387

March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
FHLB Securities	$9,209,585	$204,066	$43,750	$9,369,901
Federal Farm Credit Securities	4,173,462	40,079	4,869	4,208,672
FNMA Bonds and FHLMC Bonds	5,993,806	-	30,536	5,963,270
SBA Bonds	36,955,783	313,976	83,698	37,186,061
Taxable Municipal Bond	3,192,950	32,976	-	3,225,926
Mortgage-Backed Securities	225,202,917	7,396,067	363,925	232,235,059
Equity Securities	102,938	-	30,788	72,150
	$284,831,441	$7,987,164	$557,566	$292,261,039

FHLB securities, Federal Farm Credit securities, FNMA bonds, and FNMA and FHLMC mortgage-backed securities are issued by government-sponsored enterprises (“GSEs”).  GSEs are not backed by the full faith and credit of the United States government.  SBA bonds are backed by the full faith and credit of the United States government.

Included in the tables above in mortgage-backed securities are GNMA mortgage-backed securities, which are also backed by the full faith and credit of the United States government. At December 31, 2010 and March 31, 2010, the Company held an amortized cost and fair value of $136.1 million and $139.5 million and $129.1 million and $132.4 million, respectively in GNMA mortgage-backed securities included in mortgage-backed securities listed above. All mortgage-backed securities in the Company’s portfolio are either GSEs or GNMA mortgage-backed securities. The balance does not include any private label mortgage-backed securities.

The Bank received approximately $43.7 million and $30.2 million, respectively, in proceeds from sales of available for sale securities during the nine months ended December 31, 2010 and 2009 and recognized approximately $1.2 million in gross gains in the nine months ended December 31, 2010 and $675,000 in gross gains in the nine months ended December 31, 2009.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

10.      Securities, Continued

The amortized cost and fair value of investment and mortgage-backed securities available for sale at December 31, 2010 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Less Than One Year	$-	$-
One – Five Years	8,242,117	8,356,325
Over Five – Ten Years	43,320,510	43,439,858
After Ten Years	47,995,007	47,919,637
Mortgage-Backed Securities	213,879,038	220,317,567
	$313,436,672	$320,033,387

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual available for sale securities have been in a continuous unrealized loss position, at December 31, 2010.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$11,490,657	$358,824	$-	$-	$11,490,657	$358,824
Mortgage-Backed Securities	41,613,962	569,147	-	-	41,613,962	569,147
SBA Bonds	19,238,660	235,640	-	-	19,238,660	235,640
FNMA and FHLMC Bonds	10,671,500	329,081	-	-	10,671,500	329,081
Taxable Municipal Bonds	955,880	57,856			955,880	57,856
Equity Securities	-	-	76,500	26,438	76,500	26,438
	$83,970,659	$1,550,548	$76,500	$26,438	$84,047,159	$1,576,986

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

Securities classified as available for sale are recorded at fair market value. Approximately 1.7% of the unrealized losses, or one individual security, consisted of securities in a continuous loss position for 12 months or more at December 31, 2010.  At March 31, 2010, approximately 5.5% of the unrealized losses, or one individual security, consisted of securities in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”). Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value.

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

Investment and Mortgage-Backed Securities, Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$3,000,000	$289,430	$-	$3,289,430
SBA Bonds	4,095,554	285,529	-	4,381,083
Mortgage-Backed Securities	7,100,601	480,326	-	7,580,927
Equity Securities	155,000	-	-	155,000
Total	$14,351,155	$1,055,285	$-	$15,406,440

March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$4,000,000	$284,070	$-	$4,284,070
SBA Bonds	4,481,515	262,584	-	4,744,099
Mortgage-Backed Securities	10,148,865	522,072	-	10,670,937
Equity Securities	155,000	-	-	155,000
Total	$18,785,380	$1,068,726	$-	$19,854,106

At December 31, 2010, the Company held an amortized cost and fair value of $4.1 million and $4.4 million, respectively in GNMA mortgage-backed securities included in mortgage-backed securities listed above. At March 31, 2010, the Company held an amortized cost and fair value of $5.6 million and $5.9 million, respectively in GNMA mortgage-backed securities included in mortgage-backed securities listed above. All mortgage-backed securities in the Company’s portfolio above are either GSEs or GNMA mortgage-backed securities. The balance does not include any private label mortgage-backed securities.

The amortized cost and fair value of investment and mortgage-backed securities held to maturity at December 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities resulting from call features on certain investments.

	Amortized Cost	Fair Value

Less Than One Year	$-	$-
One – Five Years	4,053,464	4,395,583
Over Five – Ten Years	-	-
More Than Ten Years	3,197,090	3,429,930
Mortgage-Backed Securities	7,100,601	7,580,927
	$14,351,155	$15,406,440

The Company did not have any held to maturity securities that were in an unrealized loss position at December 31, 2010 or March 31, 2010. The Company’s held to maturity portfolio is recorded at amortized cost.  The Company has the ability and intends to hold these securities to maturity. There were no sales of securities held to maturity during the quarter or nine month period ended December 31, 2010.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

11.      Loans Receivable, Net

Loans receivable, net, at December 31, 2010 and March 31, 2010 consisted of the following:

	December 31, 2010	March 31, 2010
Residential Real Estate	$109,751,903	$118,256,972
Consumer	65,548,802	68,526,203
Commercial Business	15,683,163	17,813,383
Commercial Real Estate	333,134,851	378,719,217
Loans Held For Sale	13,500,063	3,161,463
	537,618,782	586,477,238

Less:
Allowance For Possible Loan Loss	12,408,796	12,307,394
Loans In Process	5,668,470	5,619,822
Deferred Loan Fees	18,515	151,187
	18,095,781	18,078,403
	$519,523,001	$568,398,835

The Company uses a risk based approach based on the following credit quality measures when analyzing the loan portfolio: pass, watch, special mention, and substandard. These indicators are used to rate the credit quality of loans for the purposes of determining the Company’s allowance for loan losses. Pass loans are loans that are performing and are deemed adequately protected by the net worth of the borrower or the underlying collateral value. These loans are considered the least risky in terms of determining the allowance for loan losses. Substandard loans are considered the most risky category. These loans typically have an identified weakness or weaknesses and are inadequately protected by the net worth of the borrower or collateral value. All loans 60 days or more past due are automatically classified in this category. The other two categories fall in between these two grades. The following table lists the loan grades used by the Company as credit quality indicators and the balance in each category at December 31, 2010, excluding loans held for sale.

Credit Quality Measures	Pass	Watch	Special Mention	Substandard	Total Loans
Residential Real Estate	$102,135,728	$-	$192,154	$7,424,021	$109,751,903
Consumer	61,833,610	68,918	10,059	3,636,215	65,548,802
Commercial Business	15,421,665	16,062	-	245,436	15,683,163
Commercial Real Estate	248,714,350	11,612,535	29,792,088	43,015,878	333,134,851
Total	$428,105,353	$11,697,515	$29,994,301	$54,321,550	$524,118,719

The following table presents an age analysis of past due balances by category at December 31, 2010.

	30-59 Days Past Due	60-89 Days Past Due	90 Day or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$478,300	$2,405,807	$4,068,660	$6,952,767	$102,799,136	$109,751,903
Consumer	1,055,281	1,776,274	2,430,912	5,262,467	60,286,335	65,548,802
Commercial Business	506,487	95,702	224,153	826,342	14,856,821	15,683,163
Commercial Real Estate	23,138,447	3,304,482	16,325,666	42,768,595	290,366,255	333,134,851
Total	$25,178,515	$7,582,265	$23,049,391	$55,810,171	$468,308,548	$524,118,719

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

11.      Loans Receivable, Net, Continued

At December 31, 2010, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them. The following table shows non-accrual loans by category at December 31, 2010 compared to March 31, 2010.

	At December 31, 2010		At March 31, 2010		$	%
	Amount	Percent (1)	Amount	Percent (1)	Increase (Decrease)	Increase (Decrease)
Non-accrual loans:
Residential real estate	$4,068,660	0.8%	$4,344,060	0.8%	$(275,400)	6.3%
Commercial business	224,153	0.0	699,182	0.1	(475,029)	(67.9)
Commercial real estate	16,325,666	3.2	25,479,420	4.4	(9,153,754)	(35.9)
Consumer	2,430,912	0.4	703,288	0.1	1,727,624	245.6
Total non-accural loans	$23,049,391	4.4%	$31,225,950	5.4%	$(8,176,559)	(26.2)%

(1) Percent of gross loans receivable, net of deferred fees and loans in process and loans held for sale

The following table details selected activity associated with the allowance for loan losses for the nine months ended December 31, 2010.

	December 31, 2010	December 31, 2009
Beginning Balance	$12,307,394	$10,181,599
Provision	5,950,000	5,475,000
Charge-offs	(5,916,333)	(1,718,860)
Recoveries	67,735	27,040
Ending Balance	$12,408,796	$13,964,779

The following table presents information related to impaired loans evaluated individually for impairment and collectively evaluated for impairment in the allowance for loan losses.

Ending Balances	Allowance For Loan Losses
December 31, 2010	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$-	$1,763,016	$1,763,016
Consumer	138,100	1,111,611	1,249,711
Commercial Business	192,048	701,120	893,168
Commercial Real Estate	395,269	8,107,632	8,502,901
Total	$725,417	$11,683,379	$12,408,796

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired management measures impairment and records the loan at fair value. Fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sale, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and if it is over 24 months old will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

11.      Loans Receivable, Net, Continued

The average balance of impaired loans was $38.1 million for the nine months ended December 31, 2010 compared to $33.2 million for the same period in the prior year. The following table is a summary of information related to impaired loans as of December 31, 2010.

IMPAIRED LOANS	Recorded Investment	Unpaid Principal Balance	Related Allowance

With no related allowance recorded:
Residential Real Estate	$1,435,638	$1,435,638	$-
Consumer Loans	726,192	726,192	-
Commercial Business	435,408	435,408	-
Commercial Real Estate	31,252,983	31,252,983	-

With an allowance recorded:
Residential Real Estate	-	-	-
Consumer Loans	499,108	499,108	138,100
Commercial Business	198,959	198,959	192,048
Commercial Real Estate	3,319,706	3,319,706	395,269

Total
Residential Real Estate	1,435,638	1,435,638	-
Consumer Loans	1,225,300	1,225,300	138,100
Commercial Business	634,367	634,367	192,048
Commercial Real Estate	34,572,689	34,572,689	395,269

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

•	future legislative changes and our ability to comply with the requirement of the U.S. Treasury Community Development Capital Initiative (“CDCI”); and
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

Comparison Of Financial Condition At December 31, 2010 and March 31, 2010

General – Total assets decreased $23.6 million or 2.5% to $932.5 million at December 31, 2010 from $956.0 million at March 31, 2010.  The primary reason for the decrease in total assets was a $48.9 million or 8.6% decrease in net loans receivable to $519.5 million combined with a $4.4 million or 23.6% decrease in investment and mortgage-backed securities-held to maturity. These decreases were offset partially by an increase in investment and mortgage-backed securities available for sale and repossessed assets.

Assets – The increases and decreases in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	December 31, 2010	March 31, 2010	Amount	Percent
Cash And Cash Equivalents	$8,604,915	$8,804,645	$(199,730)	(2.3)%
Investment And Mortgage- Backed Securities – Available For Sale	320,033,387	292,261,039	27,772,348	9.5
Investment And Mortgage- Backed Securities – Held To Maturity	14,351,155	18,785,380	(4,434,225)	(23.6)
Loan Receivable, Net	519,523,001	568,398,835	(48,875,834)	(8.6)
FHLB Stock	11,267,485	12,624,400	(1,356,915)	(10.8)
Repossessed Assets Acquired In Settlement of Loans	14,977,764	10,773,050	4,204,714	39.0

Cash and cash equivalents decreased $200,000 to $8.6 million at December 31, 2010 from $8.8 million at March 31, 2010.

Investments and mortgage-backed securities available for sale increased $27.8 million or 9.5% to $320.0 million at December 31, 2010 from $292.3 million at March 31, 2010. The increase in investments and mortgage-backed securities available for sale is attributable to additional purchases of mortgage-backed securities and investments. This is offset partially by paydowns on mortgage-backed securities and sales, calls and maturities on mortgage-backed securities and investments. Investments and mortgage-backed securities held to maturity decreased $4.4 million to $14.4 million at December 31, 2010 compared to $18.8 million at March 31, 2010. This is a result of maturities and paydowns on investments.

Loans receivable, net decreased $48.9 million or 8.6% to $519.5 million at December 31, 2010 from $568.4 million at March 31, 2010.  Residential real estate loans decreased $8.5 million to $109.8 million at December 31, 2010 from $118.3 million at March 31, 2010. Consumer loans decreased $3.0 million to $65.5 million at December 31, 2010 from $68.5 million at March 31, 2010. Commercial business loans decreased $2.1 million to $15.7 million at December 31, 2010 from $17.8 million at March 31, 2010 while commercial real estate loans decreased $45.6 million to $333.1 million at December 31, 2010 from $378.7 million at March 31, 2010. The decreases in loans are primarily a result of increased rates, tightened underwriting standards and a general decrease in loan demand.  Loans held for sale increased $10.3 million or 327.0% to $13.5 million at December 31, 2010 from $3.2 million at March 31, 2010. The increase is primarily attributable to an increase in refinancing activity as a result of increased offering rates.

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

FHLB stock decreased $1.4 million or 10.8% to $11.3 million at December 31, 2010 from $12.6 million at March 31, 2010. The amount of FHLB stock the Bank is required to invest in as a member of the FHLB of Atlanta is determined based on a percent of total assets and advances outstanding. Therefore, as the Bank’s total assets or advances decrease, so does the required investment in FHLB stock.

Repossessed assets acquired in settlement of loans increased $4.2 million or 39.0% to $15.0 million at December 31, 2010 from $10.8 million at March 31, 2010.  The Company sold 25 real estate properties and repossessed 28 additional properties during the period for a net increase during the nine month period ended December 31, 2010. At December 31, 2010, the balance of repossessed assets consisted of the following 32 real estate properties: 15 single-family residences located throughout the Company’s market area in South Carolina and Georgia; nine lots within six subdivisions in Aiken County and Lexington County, South Carolina and approximately 17 acres of land in Aiken, South Carolina; one mobile home and small acreage in Aiken County, South Carolina; one commercial building in Lexington County, South Carolina and one commercial building in Augusta, Georgia; a 55 lot subdivision development and adjacent 17 acres of land in Columbia, South Carolina; and 34.8 acres of land in Bluffton, South Carolina originally acquired as a participation loan from another financial institution, a commercial building in Charleston, South Carolina that was a loan originally acquired through a loan broker, and a hotel in Hardeeville, South Carolina. In addition to the properties listed above, the balance also included $21,000 in various other repossessed assets that were not real estate.

Liabilities
Deposit Accounts

					Balance
	December 31, 2010		March 31, 2010		Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Amount	Percent
Demand Accounts:
Checking	$111,521,249	0.14%	$109,086,367	0.20%	$2,434,882	2.2%
Money Market	188,941,553	0.91	173,904,664	1.28	15,036,889	8.6
Statement Savings Accounts	19,248,788	0.25	18,991,543	0.39	257,245	1.4
Total	319,711,590	0.60	301,982,574	0.83	17,729,016	5.9

Certificate Accounts
0.00 – 1.99%	213,377,160		118,796,507		94,580,653	79.6
2.00 – 2.99%	143,582,110		255,352,355		(111,770,245)	(43.8)
3.00 – 3.99%	3,423,489		4,571,860		(1,148,371)	(25.1)
4.00 – 4.99%	5,509,875		8,818,487		(3,308,612)	(37.5)
5.00 – 5.99%	3,690,368		4,730,654		(1,040,286)	(22.0)
Total	369,583,002	1.85	392,269,863	2.15	(22,686,861)	(5.8)
Total Deposits	$689,294,592	1.27%	$694,252,437	1.58%	$(4,957,845)	(0.7)%

Included in the certificates above were $39.7 million and $34.4 million in brokered deposits at December 31, 2010 and March 31, 2010, respectively with a weighted average interest rate of 2.18% and 2.07%, respectively.

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

 Advances From FHLB – FHLB advances are summarized by year of maturity and weighted average interest rate in the table below:

					Balance
	December 31, 2010		March 31, 2010		Increase (Decrease)
Fiscal Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2011	$-	-	$31,100,000	2.54%	$(31,100,000)	(100.0)%
2012	24,700,000	2.26%	34,700,000	3.66%	(10,000,000)	(28.8)
2013	10,000,000	4.76%	10,000,000	4.76%	-	-
2014	30,000,000	3.45%	20,000,000	3.84%	10,000,000	(50.0)
2015	20,290,420	3.01%	15,303,882	3.44%	4,986,538	32.6
Thereafter	52,900,000	4.27%	52,900,000	4.27%	-	-
Total Advances	$137,890,420	3.58%	$164,003,882	3.71%	$(26,113,462)	(15.9)%

Advances from the FHLB decreased $26.1 million to $137.9 million at December 31, 2010 from $164.0 million at March 31, 2010. The decrease in loans during the period allowed the Company to repay some of these advances.

Advances from the FHLB are secured by a blanket collateral agreement with the FHLB by pledging the Bank’s portfolio of residential first mortgage loans totaling $85.5 million at December 31, 2010 and investment securities with approximate amortized cost and fair value of $91.9 million and $97.1 million, respectively, at December 31, 2010 and $130.8 million and $136.0 million, respectively at March 31, 2010.  Advances are subject to prepayment penalties.

The following table shows callable FHLB advances as of the dates indicated.  These advances are also included in the above table.  All callable advances are callable at the option of the FHLB.  If an advance is called, the Bank has the option to payoff the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

As of December 31, 2010
Borrow Date	Maturity Date	Amount	Int. Rate	Type	Call Dates

11/23/05	11/23/15	5,000,000	3.933%	Multi-Call	05/25/08 and quarterly thereafter
01/12/06	01/12/16	5,000,000	4.450%	1 Time Call	01/12/11
06/02/06	06/02/16	5,000,000	5.160%	1 Time Call	06/02/11
07/11/06	07/11/16	5,000,000	4.800%	Multi-Call	07/11/08 and quarterly thereafter
11/29/06	11/29/16	5,000,000	4.025%	Multi-Call	05/29/08 and quarterly thereafter
01/19/07	07/21/14	5,000,000	4.885%	1 Time Call	07/21/11
03/09/07	03/09/12	4,700,000	4.286%	Multi-Call	06/09/10 and quarterly thereafter
05/24/07	05/24/17	7,900,000	4.375%	Multi-Call	05/27/08 and quarterly thereafter
07/25/07	07/25/17	5,000,000	4.396%	Multi-Call	07/25/08 and quarterly thereafter
11/16/07	11/16/11	5,000,000	3.745%	Multi-Call	11/17/08 and quarterly thereafter
08/28/08	08/28/13	5,000,000	3.113%	Multi-Call	08/30/10 and quarterly thereafter
08/28/08	08/28/18	5,000,000	3.385%	1 Time Call	08/29/11
12/17/10	06/17/14	5,000,000	1.685%	1 Time Call	03/17/11

Other Borrowings – The Bank had $11.2 million and $12.1 million in other borrowings at December 31, 2010 and March 31, 2010, respectively.  These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At December 31, 2010 and March 31, 2010, the interest rate paid on the repurchase agreements was 0.40% and 0.80%, respectively.  The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $25.3 million and $26.6 million, respectively, at December 31, 2010 and $20.6 million and $21.3 million, respectively, at March 31, 2010.

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Mandatorily Redeemable Financial Instrument – On June 30, 2006, the Company recorded a $1.4 million mandatorily redeemable financial instrument as a result of the acquisition of the Collier-Jennings Companies.  The shareholder of the Collier-Jennings Companies received cash and was issued stock in the Company to settle the acquisition.  The Company released the shares to the shareholder of the Collier-Jennings Companies over a three-year period.  The stock is mandatorily redeemable by the shareholder of the Collier-Jennings Companies in cumulative increments of 20% per year for a five-year period at the greater of $26 per share or one and one-half times the book value of the Company’s stock. At December 31, 2010, the shareholder had not elected to redeem any of the shares.

The mandatorily redeemable financial instrument is carried at fair value. At December 31, 2010 and March 31, 2010, the fair value was $1.7 million based on the Company’s book value per common share. The Company recognized income of $90,000 during the quarter ended December 31, 2010 to properly reflect the fair value of the instrument.

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

The Capital Securities accrue and pay distributions quarterly at a rate per annum equal to a blended rate of 4.44% at December 31, 2010.  One-half of the Capital Securities issued in the transaction has a fixed rate of 6.88% and the remaining half has a floating rate of three-month LIBOR plus 170 basis points, which was 2.00% at December 31, 2010. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears.

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

Equity – Shareholders’ equity increased $8.6 million or 12.6% to $76.4 million at December 31, 2010 from $67.9 million at March 31, 2010. Accumulated other comprehensive income, net of tax decreased $517,000 to $4.1 million at December 31, 2010.  The Company’s net income available for common shareholders was $877,000 for the nine month period ended December 31, 2010, after preferred stock dividends and accretion of preferred stock of $575,000.  The Board of Directors of the Company declared common stock dividends, which were $0.08 per share, totaling $623,000.  Book value per common share was $18.35 at December 31, 2010 and $20.22 at March 31, 2010.

On September 29, 2010, the Company entered into a Letter Agreement with the U.S. Department of the Treasury  in connection with participation in the CDCI established by the Treasury pursuant to the TARP.  That same day, pursuant to the Exchange Agreement, all 18,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference amount $1,000 per share previously sold to the Treasury on December 19, 2008 pursuant to the TARP Capital Purchase Program, were exchanged for 18,000 shares of our newly designated Fixed Rate Cumulative Perpetual Preferred Stock, Series B, liquidation preference amount $1,000 per share.

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

In connection with our participation in the CDCI, on September 29, 2010, we also entered into a Letter Agreement with the Treasury, pursuant to which Security Federal Corporation sold an additional 4,000 shares of Series B Preferred Stock to the Treasury that same day at a price of $4.0 million.  As a result of our participation in the CDCI and the transactions under the Exchange Agreement and the Purchase Agreement, the Treasury now holds 22,000 shares of the Security Federal Corporation Series B Preferred Stock, with an aggregate liquidation preference amount of $22.0 million

The additional capital received by us from the Treasury pursuant to the Purchase Agreement was contingent upon the Company’s completion of a separate stock offering of the same amount, as required by our primary regulator, the Office of Thrift Supervision.  In satisfaction of this requirement, on September 29, 2010, the Company sold 400,000 shares of its common stock, in a private offering at a price of $10.00 per share, for gross proceeds of $4.0 million.  In addition, on December 22, 2010 the Company sold 82,906 shares of its common stock in a private placement for $10.00 a share. Together with the gross proceeds of the sale of Series B Preferred Stock to the Treasury pursuant to the Purchase Agreement, the Company raised $8.8 million of capital in the aggregate.

Non-performing Assets- The following table sets forth detailed information concerning our non-performing assets for the periods indicated:

	At December 31, 2010		At March 31, 2010		$	%
	Amount	Percent (1)	Amount	Percent (1)	Increase (Decrease)	Increase (Decrease)
Loans 90 days or more past due or non- accrual loans:
Residential real estate	$4,068,660	0.8%	$4,344,060	0.8%	$(275,400)	(6.3)%
Commercial business	224,153	0.0	699,182	0.1	(475,029)	(67.9)
Commercial real estate	16,325,666	3.2	25,479,420	4.4	(9,153,754)	(35.9)
Consumer	2,430,912	0.4	703,288	0.1	1,727,624	245.6
Total non-performing loans	23,049,391	4.4	31,225,950	5.4	(8,176,559)	(26.2)

Other non-performing assets:
Repossessed assets	21,370	0.0	43,106	0.0	(21,736)	(50.4)
Real estate owned	14,956,394	2.9	10,729,944	1.9	4,226,450	39.4
Total other non-performing assets	14,977,764	2.9	10,773,050	1.9	4,204,714	39.0
Total non-performing assets	$38,027,155	7.3%	$41,999,000	7.3%	$(3,971,845)	(9.5)%

Total non-performing assets as a percentage of total assets	4.1%		4.4%

(1) Percent of gross loans receivable, net of deferred fees and loans in process and loans held for sale

The Company’s non-performing assets decreased $4.0 million to $38.0 million at December 31, 2010 from $42.0 million at March 31, 2010. The decrease was primarily concentrated in non-performing commercial real estate loans which decreased $9.2 million to $16.3 million at December 31, 2010 from $25.5 million at March 31, 2010. The balance in non-performing commercial real estate loans consisted of 51 loans to 31 borrowers with an average loan balance of $320,000.

A large portion of the non-performing commercial real estate category, or $7.7 million consisted of six loans to three separate borrowers. Of this amount, $4.5 million was for four land acquisition and development type loans to two different borrowers (“A&D loans”) in the Midlands area of South Carolina, $1.2 million was secured by an apartment complex in Lexington, South Carolina, and another $ 2.0 million loan was secured by a building in Columbia, South Carolina.

Non-performing residential real estate loans decreased slightly to $4.1 million at December 31, 2010 from $4.3 million at March 31, 2010. The balance consisted of 19 loans to 18 borrowers with an average balance of $214,000. The balance in non-performing commercial business loans decreased $475,000 to $224,000 at December 31, 2010. The balance consisted of 7 loans to 7 borrowers with an average loan balance of $32,000. Total non-performing consumer loans increased $1.7 million to $2.4 million at December 31, 2010 compared to $703,000 at March 31, 2010 and consisted of 30 loans to 26 borrowers with an average balance of $81,000.

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Repossessed assets acquired in settlement of loans increased $4.2 million to $15.0 million at December 31, 2010 from $10.8 million at March 31, 2010. The Company foreclosed on 28 real estate properties during the period ended December 31, 2010 and sold 25 properties. During the quarter ended September 30, 2010, the Bank foreclosed on a building located in Charleston, South Carolina, which accounts for $4.0 million of the increase in repossessed assets at December 31, 2010.

The Bank reviews its loan portfolio and allowance for loan losses on a monthly basis.  Future additions to the Bank's allowance for loan losses are dependent on, among other things, the performance of the Bank's loan portfolio, the economy, changes in real estate values, and interest rates.  There can be no assurance that additions to the allowance will not be required in future periods. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations. Management continually monitors its loan portfolio for the impact of local economic changes.  The ratio of allowance for loan losses to total loans was 2.39% at December 31, 2010 and 2.13% at March 31, 2010. The Bank continues to practice conservative lending and past due loans are monitored closely.

The cumulative interest not accrued during the nine months ended December 31, 2010 relating to all non-performing loans totaled $952,000. At December 31, 2010, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The balance of loans in troubled debt restructurings increased during the nine months ended December 31, 2010. The Bank had 34 loans that were troubled debt restructurings totaling $12.2 million at December 31, 2010 compared to five loans totaling $336,000 at March 31, 2010. All troubled debt restructurings are considered impaired and reviewed for potential impairment losses.  At December 31, 2010, the Bank held $37.9 million in impaired loans including troubled debt restructurings compared to $35.3 million at March 31, 2010. The Bank had specific reserves totaling $725,000 related to $4.0 million in impaired loans at December 31, 2010 compared to $2.0 million in specific reserves related to $10.9 million in impaired loans at March 31, 2010

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

Net Income - Net income available to common shareholders increased $25,000 or 7.8% to $344,000 for the three months ended December 31, 2010 compared to $320,000 for the three months ended December 31, 2009. The increase in net income is primarily the result of an increase in other income and a decrease in preferred stock dividends. These factors were offset slightly by a decrease in net interest income.

Net Interest Income - Net interest income decreased $834,000 or 11.1% to $6.7 million during the three months ended December 31, 2010, compared to $7.5 million for the same period in 2009, as a result of a decrease in interest income offset in part by a decrease in interest expense. The Company’s net interest margin decreased 16 basis points to 3.09% for the quarter ended December 31, 2010 from 3.25% for the same quarter in 2009. Average interest-earning assets decreased $59.4 million to $865.6 million at December 31, 2010 while average interest-bearing liabilities increased $387,000 to $863.6 million at December 31, 2010.  The interest rate spread decreased 14 basis points to 2.97% during the three months ended December 31, 2010 compared to 3.11% for the same period in 2009.

Interest Income - Total interest income decreased $1.7 million or 13.8% to $10.6 million during the three months ended December 31, 2010 from $12.2 million for the same period in 2009.  Total interest income on loans decreased $889,000 or 10.0% to $8.0 million during the three months ended December 31, 2010 compared to $8.9 million for the same period one year prior. The decrease was a result of a decrease in the average loan portfolio balance of $67.1 million offset slightly by the yield in the loan portfolio increasing eight basis points. Interest income from mortgage-backed securities decreased $823,000 or 29.5% to $2.0 million for the quarter ended December 31, 2010 from $2.8 million for the same quarter in 2009. This decrease was the result of a decrease in the average balance of $24.1 million combined with a decrease in the portfolio yield of 99 basis points. Interest income from investment securities increased $24,000 or 4.3% as a result of an increase in the average balance of the investment securities portfolio of $25.6 million offset by a decrease in the portfolio yield of 55 basis points.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended December 31, 2010 and 2009:

	Three Months Ended December 31,
	2010		2009
	Average Balance	Yield	Average Balance	Yield	Increase (Decrease) In Interest And Dividend Income From 2009
Loans Receivable, Net	$528,369,487	6.06%	$595,444,922	5.98%	$(888,581)
Mortgage-Backed Securities	222,572,127	3.53	246,652,675	4.52	(822,573)
Investment Securities	107,929,680	2.15	82,351,288	2.70	23,838
Overnight Time Deposits	6,730,533	0.12	507,937	0.04	1,910
Total Interest-Earning Assets	$865,601,827	4.88%	$924,956,822	5.30%	$(1,685,406)

Interest Expense - Total interest expense decreased $851,000 or 18.0% to $3.9 million during the three months ended December 31, 2010 compared to $4.7 million for the same period one-year earlier.  The decrease in total interest expense is attributable to decreases in interest rates paid offset slightly by an increase in the average balances of interest-bearing liabilities.  Interest expense on deposits decreased $680,000 or 22.7% to $2.3 million during the period. The decrease was attributable to a 49 basis point decrease in the cost of deposits offset by an increase in average interest-bearing deposits of $25.7 million compared to the average balance in the three months ended December 31, 2009.  The decrease in the cost of deposits primarily resulted from maturing certificate accounts repricing at lower interest rates. Interest expense on advances and other borrowings decreased $253,000 or 15.5% as the cost of debt outstanding increased 87 basis points during the quarter ended December 31, 2010 compared to the same quarter in 2009.  Average total borrowings outstanding decreased $80.4 million during the same period. Interest expense on senior convertible debentures was $122,000 for the quarter ended December 31, 2010 compared to $41,000 for the same quarter in 2009. These debentures were issued during the quarter ended December 31, 2009. Interest expense on junior subordinated debentures was $58,000 for the three months ended December 31, 2010 and 2009.  The average balance of junior subordinated debentures remained the same during both periods.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended December 31, 2010 and 2009:

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

	Three Months Ended December 31,
	2010		2009
	Average Balance	Yield	Average Balance	Yield	Increase (Decrease) In Interest Expense From 2009
Now And Money Market Accounts	$254,551,918	0.72%	$229,575,608	1.11%	$(177,785)
Statement Savings Accounts	19,265,588	0.27	17,302,147	0.44	(6,068)
Certificates Accounts	378,853,218	1.95	380,085,063	2.47	(495,935)
Advances And Other Borrowed Money	148,734,175	3.72	229,088,616	2.85	(252,685)
Convertible Senior Debentures	6,084,000	8.00	2,050,043	7.91	81,120
Junior Subordinated Debentures	5,155,000	4.54	5,155,000	4.53	20
Total Interest-Bearing Liabilities	$812,643,899	1.91%	$863,256,477	2.19%	$(851,333)

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

Management’s monthly review of the adequacy of the allowance includes three main components. The first component is an analysis of loss potential in various homogenous segments of the portfolio based on historical trends and the risk inherent in each category. Previously, management applied a five year historical loss ratio to each loan category to estimate the inherent loss in these pooled loans. However as a result of the decline in economic conditions and the unprecedented increases in delinquencies and charge offs experienced by the industry in recent periods, the Company no longer considers five year historical losses relevant indicators of future losses. Management shortened the loss period to 24 months  in recent quarters to more accurately project losses in the near future.

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

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Bank’s provision for loan losses was $1.9 million and $2.5 million during the three months ended December 31, 2010 and 2009, respectively. The following table details selected activity associated with the allowance for loan losses for the three months ended December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Beginning Balance	$11,528,220	$12,723,921
Provision	1,900,000	2,475,000
Charge-offs	(1,041,439)	(1,238,686)
Recoveries	22,015	4,544
Ending Balance	$12,408,796	$13,964,779

Allowance For Loan Losses As A Percentage Of Gross Loans Receivable, Held For Investment At The End Of The Period	2.39%	2.33%
Allowance For Loan Losses As A Percentage Of Impaired Loans At The End Of The Period	32.77%	41.78%
Impaired Loans	$37,867,994	$33,426,994
Non-accrual Loans And 90 Days Or More Past Due Loans As A Percentage Of Loans Receivable, Held For Investment At The End Of The Period	4.44%	6.56%
Gross Loans Receivable, Held For Investment	$518,431,733	$598,411,891
Total Loans Receivable, Net	$519,523,001	$589,604,964

Management of the Bank continues to be concerned about current market conditions and closely monitors the loan portfolio on an ongoing basis to proactively identify any potential issues. The Company established specific reserves totaling $725,000 at December 31, 2010 related to $4.0 million of the impaired loans. These reserves will be subsequently charged off when the properties are taken into other repossessed assets or as circumstances warrant. The Company had no specific reserves for the remaining $32.2 million in impaired loans.

Non-accrual loans and loans 90 days or more past due decreased $8.2 million to $23.0 million at December 31, 2010 compared to $31.2 million at March 31, 2010. At December 31, 2010, the Company did not have any loans that were 90 days or more past due and still accruing interest.

Non-Interest Income - Non-interest income increased $316,000 or 22.1% to $1.7 million for the three months ended December 31, 2010 from $1.4 million for the same period one year ago primarily as a result of an increase in gain on sale of investments and mortgage loans.  The following table provides a detailed analysis of the changes in the components of non-interest income:

	Three Months Ended December 31,		Increase (Decrease)
	2010	2009	Amounts	Percent
Gain On Sale Of Investments	$492,975	$300,976	$191,999	63.8%
Gain On Sale Of Loans	334,713	215,080	119,633	55.6
Loss On Sale Of Repossessed Asssets Acquired In Settlement Of Loans	(35,580)	(3,742)	(31,838)	(850.8)
Service Fees On Deposit Accounts	289,810	347,164	(57,354)	(16.5)
Income From Cash Value Of Life Insurance	105,000	90,000	15,000	16.7
Commissions From Insurance Agency	92,619	94,544	(1,925)	(2.0)
Other Agency Income	91,742	108,302	(16,560)	(15.3)
Trust Income	109,500	105,000	4,500	4.3
Mandatorily Redeemable Financial Instrument Valuation	90,000	(65,000)	155,000	238.5
Other	173,603	236,120	(62,517)	(26.4)
Total Non-Interest Income	$1,744,382	$1,428,444	$315,938	22.1%

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Gain on sale of investments was $493,000 during the quarter ended December 31, 2010 compared to $301,000 in the same period one year earlier. Based on an analysis of the portfolio, the Company was able to maximize return by selling securities with short average lives as a result of call features or securities with adjustable rates scheduled to reprice down in the near future.

Gain on sale of loans increased $120,000 to $335,000 during the three months ended December 31, 2010 compared to the same period one year ago as a result of an increase in the volume of fixed rate residential mortgage loans originated and sold. The increase in volume is primarily attributable to an increase in refinancing activity as a result of the current low interest rate environment. Service fees on deposit accounts decreased $57,000 to $290,000 for the quarter ended December 31, 2010 compared to the same quarter in 2009. Income from cash value of life insurance was $105,000 for the three months ended December 31, 2010 compared to $90,000 for the same period in 2009.

Commissions from insurance decreased $2,000 to $93,000 during the three months ended December 31, 2010 compared to the same period one year ago. Other agency income decreased $17,000 or 15.3% to $92,000 for the three months ended December 31, 2010 compared to $108,000 for the same period in the prior year. Trust income increased $5,000 or 4.3% to $109,500 during the three months ended December 31, 2010 compared to $105,000 during the same period in 2009.

Mandatorily redeemable financial instrument valuation was a gain of $90,000 for the three months ended December 31, 2010 compared to a loss of $65,000 for the same period one year earlier. Based on its terms, the mandatorily redeemable financial instrument is redeemable at the greater of $26 per share or one and a half times the book value of the Company. The Company recorded valuation income to properly reflect the fair value of the instrument at December 31, 2010 based on the book value.

Other miscellaneous income including credit life insurance commissions, safe deposit rental income, annuity and stock brokerage commissions, trust fees, and other miscellaneous fees, decreased $63,000 to $174,000 during the three months ended December 31, 2010 compared to the same period one year ago.

General and Administrative Expenses – General and administrative expenses increased $330,000 or 6.0% to $5.8 million for the three months ended December 31, 2010 from $5.5 million for the same period one year ago.  The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

	Three Months Ended December 31,		Increase (Decrease)
	2010	2009	Amounts	Percent
Salaries And Employee Benefits	$3,016,325	$3,007,360	$8,965	0.3%
Occupancy	439,374	497,423	(58,049)	(11.7)
Advertising	97,491	102,946	(5,455)	(5.3)
Depreciation And Maintenance Of Equipment	453,291	433,734	19,557	4.5
FDIC Insurance Premiums	366,000	366,000	-	-
Amortization of Intangibles	22,500	22,500	-	-
Other	1,443,441	1,078,312	365,129	33.9
Total General And Administrative Expenses	$5,838,422	$5,508,275	$330,147	6.0%

Salary and employee benefits remained relatively unchanged at $3.0 million for the three months ended December 31, 2010, increasing only $9,000 or 0.3% when compared to the same period one year ago. Occupancy decreased 11.7% to $439,000 for the three months ended December 31, 2010 from $497,000 for the same period one year ago. Advertising expense decreased $5,000 to $97,000 for the three months ended December 31, 2010 from $103,000 for the same period one year ago.  These decreases were a result of the Company’s efforts to control expenses during the quarter.

Depreciation and maintenance expense increased $20,000 or 4.5% to $453,000 for the three months ended December 31, 2010 from $434,000 for the same period one year ago. Other expenses increased $365,000 to $1.4 million for the three month period ended December 31, 2010, an increase of 33.9% when compared to the same period in the prior year. Other expenses include legal fees, consultant fees, real estate owned expenses and expenses associated with loan collection and workout efforts. The primary reason for the increase in other expenses was an increase in real estate owned expenses and loan collection and workout efforts.

Provision For Income Taxes – Provision for income taxes decreased $166,000 or 41.9% to $229,000 for the three months ended December 31, 2010 from $395,000 for the same period one year ago.  Income before income taxes was $684,000 for the three months

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

ended December 31, 2010 compared to $957,000 for the three months ended December 31, 2009.  The Company’s combined federal and state effective income tax rate for the current quarter was 33.6% compared to 41.3% for the same quarter one year ago. Expense associated with the valuation of the mandatorily redeemable financial instrument is not tax deductible.

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

Net Income - For the nine months ended December 31, 2010, net income available to common shareholders increased $90,000 or 11.44% to $877,000 or $0.34 per common share (basic) compared to $787,000 or $0.32 per common share (basic) for the nine months ended December 31, 2009.  The increase in earnings for the period is primarily a result of an increase in other income and a decrease in preferred stock dividends. These factors were offset slightly by a decrease in net interest income.

Net Interest Income. The net interest margin increased 15 basis points to 3.10% for the nine months ended December 31, 2010 compared to 2.95% for the comparable period in the previous year. Despite the increase in margin, net interest income decreased $134,000 or 0.66% to $20.31 million for the nine months ended December 31, 2010, compared to $20.45 million for the nine months ended December 31, 2009.

The decrease is a result of a decrease in interest income offset by a slight decrease in interest expense. Average interest-earning assets decreased $50.3 million to $874.1 million while average interest-bearing liabilities decreased $37.7 million to $825.8 million.  The interest rate spread was 2.98% and 2.79% during the nine months ended December 31, 2010 and 2009, respectively.

Interest Income - Total interest income decreased $3.1 million or 8.7% to $32.9 million during the nine months ended December 31, 2010 from $36.1 million for the same period in 2009.  Total interest income on loans decreased $1.4 million or 5.5% to $24.6 million during the nine months ended December 31, 2010 as a result of the average loan portfolio balance decreasing $58.3 million, offset by the portfolio yield increasing 26 basis points, as a result of stricter underwriting standards.  Interest income from mortgage-backed securities decreased $1.8 million or 22.1% to $6.4 million as a result of a decrease in the average balance of the portfolio of $17.3 million combined with a 72 basis point decrease in the yield in the mortgage-backed portfolio.   Interest income from investment securities increased $110,000 or 6.1% to $1.9 million as a result of  an increase in the average balance offset by a 62 basis point decrease in the yield.  The average balance of the investment securities portfolio increased $22.5 million to $96.3 million for the nine months ended December 31, 2010 from $73.8 million for the comparable period in 2009.  Interest income on overnight time deposits increased $3,000 as a result of an increase in the yield and average balance of overnight time deposits.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the nine months ended December 31, 2010 and 2009:

	Nine Months Ended December 31,
	2010		2009
	Average Balance	Yield	Average Balance	Yield	Increase (Decrease) In Interest And Dividend Income From 2009
Loans Receivable, Net	$545,657,873	6.02%	$603,913,556	5.76%	$(1,446,965)
Mortgage-Backed Securities	228,704,199	3.71	245,980,360	4.43	(1,807,188)
Investments	96,285,864	2.67	73,796,185	3.29	110,359
Overnight Time Deposits	3,427,522	0.13	755,359	0.07	3,057
Total Interest-Earning Assets	$874,075,458	5.02%	$924,445,460	5.20%	$(3,140,737)

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Interest Expense - Total interest expense decreased $3.0 million or 19.2% to $12.6 million during the nine months ended December 31, 2010 compared to $15.6 million for the same period one year earlier.  The decrease in total interest expense is attributable to the decreases in interest rates paid, reflecting a lower market interest rate environment, and a decrease in the amount of interest-bearing deposits and borrowings.  Interest expense on deposits decreased $2.8 million or 26.8% during the period as average interest bearing deposits grew $31.9 million to $656.0 million compared to the average balance of $624.0 million for the nine months ended December 31, 2009, and the cost of deposits decreased 68 basis points. The decrease in the cost of deposits was primarily a result of maturing certificates that repriced at lower rates during the period. Interest expense on advances and other borrowings decreased $529,000 or 10.6% to $4.4 million compared to $5.0 million for the same period in 2009 as the cost of debt outstanding increased 89 basis points during the nine months ended December 31, 2010 while average borrowings outstanding decreased $25.0 million.

Interest expense on senior convertible debentures was $365,000 for the nine months ended December 31, 2010 compared to $41,000 for the same period in the prior year. The Company issued $6.1 million in 8% senior convertible debentures on December 1, 2009. Interest expense on junior subordinated debentures was $176,000 for the nine months ended December 31, 2010 compared to $182,000 for the same period one year ago.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the nine months ended December 31, 2010 and 2009:

	Nine Months Ended December 31,
	2010		2009
	Average Balance	Yield	Average Balance	Yield	Increase (Decrease) In Interest Expense From 2009
Now And Money Market Accounts	$247,884,852	0.88%	$223,134,518	1.17%	$(322,293)
Statement Savings Accounts	19,220,447	0.32	17,329,303	0.45	(12,463)
Certificates Accounts	388,807,686	2.05	383,526,603	2.93	(2,460,497)
FHLB Advances, TAF Advances And Other Borrowed Money	158,690,300	3.73	233,703,084	2.84	(529,254)
Senior Convertible Debentures	6,084,000	8.00	685,833	7.89	324,480
Junior Subordinated Debentures	5,155,000	4.56	5,155,000	4.72	(6,353)
Total Interest-Bearing Liabilities	$825,842,285	2.04%	$863,534,341	2.41%	$(3,006,380)

Provision for Loan Losses – The provision for loan losses was $6.0 million for the nine months ended December 31, 2010 compared to $5.5 million for the same period in the prior year. The following table details selected activity associated with the allowance for loan losses for the nine months ended December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Beginning Balance	$12,307,394	$10,181,599
Provision	5,950,000	5,475,000
Charge-offs	(5,916,333)	(1,718,860)
Recoveries	67,735	27,040
Ending Balance	$12,408,796	$13,964,779

Annualized net charge-offs as a percent of gross loans were 1.50% for the nine months ended December 31, 2010 compared to 1.04% for the year ended March 31, 2010 and 0.37% for the nine months ended December 31, 2009. The average balance of impaired loans was $38.1 million for the nine months ended December 31, 2010 compared to $33.2 million for the same period in the prior year.

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Non-Interest Income - Non-interest income increased $820,000 or 19.7% to $5.0 million for the nine months ended December 31, 2010 from $4.2 million for the same period one year ago.  The following table provides a detailed analysis of the changes in the components of non-interest income:

	Nine Months Ended December 31,		Increase (Decrease)
	2010	2009	Amounts	Percent
Gain On Sale Of Investments	$1,188,381	$675,101	$513,280	76.0%
Gain On Sale Of Loans	1,180,870	811,545	369,325	45.5
Loss On Sale Of Repossessed Asssets Acquired In Settlement Of Loans	(228,447)	(64,846)	(163,601)	(252.3)
Service Fees On Deposit Accounts	879,627	935,846	(56,219)	(6.0)
Income From Cash Value Of Life Insurance	305,000	270,000	35,000	13.0
Commissions From Insurance Agency	301,585	341,874	(40,289)	(11.8)
Other Agency Income	277,480	349,813	(72,333)	(20.7)
Trust Income	328,500	315,000	13,500	4.3
Mandatorily Redeemable Financial Instrument Valuation	5,000	(109,000)	114,000	104.6
Other	752,970	645,340	107,630	16.7
Total Non-Interest Income	$4,990,966	$4,170,673	$820,293	19.7%

Gain on sale of investments was $1.2 million for the nine months ended December 31, 2010 compared to $675,000 in the comparable period in the prior year as a result of the sale of 47 investment securities. Based on an analysis of the portfolio, the Company was able to maximize return by selling securities with short average lives as a result of call features or securities with an adjustable rate scheduled to reprice down in the near future. The Company sold 50 securities in the same period in the prior year.

Gain on sale of loans increased $369,000 to $1.2 million during the nine months ended December 31, 2010 compared to the same period one year ago. This increase is attributable to the increase in the origination and sale of fixed rate residential mortgage loans that is the result of the continued low interest rate environment. Service fees on deposit accounts decreased $56,000 to $880,000 for the nine months ended December 31, 2010, compared to the same period in 2009. Commissions from insurance agency decreased $40,000 during the nine months ended December 31, 2010 compared to the same period one year ago. Other agency income decreased $72,000 or 20.7% to $277,000 for the nine months ended December 31, 2010 compared to $350,000 for the same period in 2009. Trust income increased to $329,000 during the nine months ended December 31, 2010 compared to $315,000 for the nine months ended December 21, 2009.

The Company recorded $5,000 in mandatorily redeemable financial instrument valuation income for the nine months ended December 31, 2010 compared to expense of $109,000 for the same period one year earlier. Based on its terms, the mandatorily redeemable financial instrument is redeemable at the greater of $26 per share or one and a half times the book value of the Company. The Company recorded valuation income to properly reflect the fair value of the instrument at December 31, 2010 based on the book value.

Other miscellaneous income including credit life insurance commissions, safe deposit rental income, annuity and stock brokerage commissions, trust fees, and other miscellaneous fees, increased $108,000 to $753,000 during the nine months ended December 31, 2010 compared to the same period one year ago.

Security Federal Corporation and Subsidiaries
Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

General and Administrative Expenses – General and administrative expenses increased $475,000 or 2.9% to $17.1 million for the nine months ended December 31, 2010 from $16.6 million for the same period one year ago.  The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

	Nine Months Ended December 31,		Increase (Decrease)
	2010	2009	Amounts	Percent
Salaries And Employee Benefits	$9,023,500	$8,828,625	$194,875	2.2%
Occupancy	1,443,340	1,490,587	(47,247)	3.2
Advertising	298,839	318,875	(20,036)	(6.3)
Depreciation And Maintenance Of Equipment	1,377,859	1,316,130	61,729	4.7
FDIC Insurance Premiums	994,048	1,473,000	(478,952)	(32.5)
Amortization of Intangibles	67,500	67,500	-	-
Other	3,845,001	3,080,447	764,554	24.8
Total General And Administrative Expenses	$17,050,087	$16,575,164	$474,923	2.9%

Salary and employee benefits increased $195,000 to $9.0 million for the nine months ended December 31, 2010 from $8.8 million for the same period one year ago.  These changes were primarily the result of standard annual cost of living increases offset by a decrease in the number of employees employed by the Company.

Occupancy expense decreased slightly to $1.4 million for the nine month period ended December 31, 2010 compared to the same period one year ago. Depreciation and maintenance expense increased $62,000 or 4.7% to $1.4 million for the nine months ended December 31, 2010 from $1.3 million for the same period one year ago. Advertising expense decreased $20,000 to $299,000 for the nine months ended December 31, 2010 from $319,000 for the same period one year ago.  The decrease can be attributed to the Company’s effort to reduce expenses during the period.

FDIC insurance premiums decreased $479,000 or 32.5% to $994,000 for the nine month period ended December 31, 2010 compared to the same period a year ago. The Company recorded $425,000 in additional FDIC insurance premiums during the nine month period ended December 31, 2009 as a result of a one-time special assessment mandated by the FDIC to help replenish the government’s deposit insurance fund. This amount was in addition to the regular quarterly assessment amount. The special assessment applied to all federally insured depository institutions and is calculated based on 5% of an assessment base determined relative to asset size.

Other expenses increased $765,000 to $3.8 million for the nine month period ended December 31, 2010, an increase of 24.8% when compared to the same period in the prior year. Other expenses include legal fees, consultant fees, real estate owned expenses and expenses associated with loan collection and workout efforts.

Provision For Income Taxes – Provision for income taxes decreased $200,000 or 19.1% to $850,000 for the nine months ended December 31, 2010 compared to $1.0 million for the same period in 2009.  Income before income taxes was $2.3 million for the nine months ended December 31, 2010 compared to $2.6 million for the nine months ended December 31, 2009.  The Company’s combined federal and state effective income tax rate for the nine month ended December 31, 2010 was 36.9% compared to 40.9% for the same period one year earlier.

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

During the nine months ended December 31, 2010, loan repayments exceeded loan disbursements resulting in a $48.9 million or 8.6% decrease in total net loans receivable.  During the nine months ended December 31, 2010, deposits decreased $5.0 million, and FHLB advances decreased $26.1 million. The Bank had $146.2 million in additional borrowing capacity at the FHLB at the end of the period.  At December 31, 2010, the Bank had $270.8 million of certificates of deposit maturing within one year.  Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed.

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

As of December 31, 2010 and March 31, 2010, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank had to maintain total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage ratios at 10%, 6%, and 5%, respectively.  There are no conditions or events that management believes have changed the Bank’s classification.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2010:

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total

Unused lines of credit	$800	$1,060	$7,209	$9,069	$30,004	$39,073

Standby letters of credit	62	113	1,174	1,348	216	1,564

Total	$862	$1,173	$8,383	$10,417	$30,220	$40,637

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that at December 31, 2010 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2010 that have materially affected or are reasonably likely to affect our internal controls over financial reporting

The Company does not expect that its disclosure controls and procedures will prevent all error and or fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

For the nine months ended December 31, 2010, we recorded a provision for loan losses of $6.0 million compared to $5.5 million for the nine months ended December 31, 2009.  We also recorded net loan charge-offs of $5.8 million for the nine months ended December 31, 2010 compared to $1.7 million for the nine months ended December 31, 2009.  We are experiencing elevated levels of loan delinquencies and credit losses.  Slower sales, excess inventory and declining prices have been the primary causes of the increase in delinquencies and foreclosures for A&D loans and commercial real estate loans.  At December 31, 2010, our total non-performing assets were $38.0 million compared to $42.8 million at December 31, 2009.  Further, our portfolio is concentrated in acquisition and development loans, commercial business and commercial real estate loans, all of which generally have a higher risk of loss than residential mortgage loans.  If current weak conditions in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses.  Moreover, if the recession is prolonged, we expect that it could severely impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses.  As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

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

Security Federal Corporation and Subsidiaries

Item 2    Unregistered sales of Equity Securities and Use Of Proceeds

None

Item 3    Defaults Upon Senior Securities
None

Item 4    [Removed and Reserved]

Item 5    Other Information
None

Item 6    Exhibits

3.1	Articles Of Incorporation, as amended (1)
3.2	Articles of Amendment, Including Certificate of Designation relating to the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A(2)
3.3	Bylaws (3)
4.1	Instruments defining the rights of security holders, including indentures (4)
4.2	Warrant to purchase shares of the Company’s common stock dated December 19, 2008(2)
4.3	Letter Agreement (including Securities Purchase Agreement Standard Terms) dated December 19, 2008 between the Company and the United States Department of the Treasury (2)
4.4	Form of Indenture with respect to the Company’s 8.0% Convertible Senior Debentures Due 2029 (5)
4.5	Specimen Convertible Senior Debenture Due 2029 (5)
10.1	1993 Salary Continuation Agreements (6)
10.2	Amendment One to 1993 Salary Continuation Agreement (7)
10.3	Form of 2006 Salary Continuation Agreement(8)
10.4	1999 Stock Option Plan (3)
10.5	1987 Stock Option Plan (6)
10.6	2002 Stock Option Plan (9)
10.7	2006 Stock Option Plan (10)
10.8	2004 Employee Stock Purchase Plan (12)
10.9	Incentive Compensation Plan (6)
10.10	Form of Security Federal Bank Salary Continuation Agreement (13)
10.11	Form of Security Federal Split Dollar Agreement (13)
10.12	2008 Equity Incentive Plan (11)
10.12	Form of Compensation Modification Agreement (2)
14	Code of Ethics (14)
25.0	Form T-1: Statement of Eligibility of Trustee (5)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)	Filed on June 26, 1998, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K on December 23, 2008.
(3)	Filed on March 2, 2000, as an exhibit to the Company’s Registration Statement on Form S-8 and incorporated herein by reference.
(4)	Filed on August 12, 1987, as an exhibit to the Company’s Registration Statement on Form 8-A and incorporated herein by reference.
(5)	Filed on July 13, 2009 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-160553) and incorporated herein by reference.
(6)	Filed on June 28, 1993, as an exhibit to the Company’s Annual Report on Form 10-KSB and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.
(8)	Filed on May 24, 2006 as an exhibit to the Company’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
(9)	Filed on June 19, 2002, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.

Security Federal Corporation and Subsidiaries

(10)	Filed on August 22, 2006, as an exhibit to the Company’s Registration Statement on Form S-8 (Registration Statement No. 333-136813) and incorporated herein by reference.
(11)	Filed on June 20, 2008, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(12)	Filed on June 18, 2004, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference
(13)	Filed on May 24, 2006 as an exhibit to the Current Report on Form 8-K and incorporated herein by reference.
(14)	Filed on June 27, 2008 as an exhibit to the Company’s Annual Report on Form 10-K and incorporated herein by reference.

Security Federal Corporation and Subsidiaries

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY FEDERAL CORPORATION

Date:	February 11, 2011	By:	/s/ Timothy W. Simmons
Timothy W. Simmons
President
Duly Authorized Representative

Date:	February 11, 2011	By:	/s/ Roy G. Lindburg
Roy G. Lindburg
CFO
Duly Authorized Representative

46