Form 10-K
period 2011-03-31
SECURITY FEDERAL CORP
filed 2011-06-22
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 0-16120

SECURITY FEDERAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

South Carolina	57-08580504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

238 Richland Avenue West, Aiken, South Carolina	29801
(Address of principal executive offices)	(Zip Code)

Registrant=s telephone number, including area code:	(803) 641-3000

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES        NO    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES        NO    X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      X       No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES       NO    X

As of June 15, 2011, there were issued and outstanding _________ shares of the registrant=s Common Stock, which are traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol "SFDL."  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of September 30, 2010, was $____ million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant's Annual Report to Stockholders for the Fiscal Year Ended March 31, 2011. (Part II)
2.	Portions of the Registrant's Proxy Statement for the 2011 Annual Meeting of Stockholders. (Part III)

Forward-Looking Statements

This Form 10-K, including information included or incorporated by reference, contents, and future filings by the Company on Form 10-Q, and Form 8-K, and future oral and written statements by the Company and its management may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements often include the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to:

●
the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be affected by deterioration in the housing and commercial real estate markets;

●	changes in general economic conditions, either nationally or in our market areas;

●	changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources;

●	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;

●	secondary market conditions for loans and our ability to sell loans in the secondary market;

●
results of examinations of us by the Office of Thrift Supervision (the "OTS"), the Office of the Comptroller of the Currency (as successor to the OTS), the FDIC or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

●	legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;

●	our ability to attract and retain deposits;

●	further increases in premiums for deposit insurance;

●	our ability to control operating costs and expenses;

●	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

●	difficulties in reducing risk associated with the loans on our balance sheet;

●	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

●	computer systems on which we depend could fail or experience a security breach;

●	our ability to retain key members of our senior management team;

●	costs and effects of litigation, including settlements and judgments;

●
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

●	increased competitive pressures among financial services companies;

i

●	changes in consumer spending, borrowing and savings habits;

●	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

●	our ability to pay dividends on our common stock;

●	adverse changes in the securities markets;

●	inability of key third-party providers to perform their obligations to us;

●
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;

●	future legislative changes and out ability to comply with the requirements of the U.S. Treasury Community Development Capital Initiative; and

●	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this document.

These developments could have an adverse impact on our financial position and our results of operations.

Any forward-looking statements are based upon management's beliefs and assumptions at the time they are made. We undertake no obligation to publicly update or revise any forward-looking statements included or incorporated by reference in this document or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and you should not put undue reliance on any forward-looking statements.

                As used throughout this report, the terms "we", "our" or "us" refer to Security Federal Corporation and our consolidated subsidiary, Security Federal Bank.

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

ii

PART I

Item 1.                      Business

Security Federal Corporation

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

At March 31, 2011, the Company had assets of $933.5 million, deposits of $690.4 million and shareholders' equity of $76.0 million.

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

Issuance of Convertible Senior Debentures

On December 1, 2009, the Company issued $6.1 million in convertible senior debentures. The debentures  mature on December 1, 2029 and accrue interest at the rate of 8.0% per annum until maturity or earlier redemption or repayment. Interest on the debentures is payable on June 1 and December 1 of each year, commencing June 1, 2010. The debentures are convertible into the Company's common stock at a conversion price of $20 per share at the option of the holder at any time prior to maturity.

The debentures are redeemable, in whole or in part, at the option of the Company at any time on or after December 1, 2019, at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest to, but excluding, the date of redemption. The debentures are unsecured general obligations of the Company ranking equal in right of payment to all of its present and future unsecured indebtedness that is not expressly subordinated.

Community Development Capital Initiative ("CDCI")

On September 29, 2010, the Company entered into a Letter Agreement with the U.S. Department of the Treasury ("Treasury") in connection with its participation in the CDCI which was established by the Treasury pursuant to the Troubled Asset Relief Program ("TARP").  The CDCI was established by the Treasury to invest lower cost capital in Community Development Financial Institutions ("CDFI"), supporting their efforts to provide credit to small businesses and other qualified customers.

Pursuant to the CDCI, the Company entered into an Exchange Agreement with the Treasury and exchanged the 18,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A ("Series A Preferred Stock"), previously sold to the Treasury on December 19, 2008 pursuant to the TARP Capital Purchase Program ("CPP"), for 18,000 shares of newly designated Fixed Rate Cumulative Perpetual Preferred Stock, Series B ("Series B Preferred Stock").

In addition and in connection with our participation in the CDCI, on September 29, 2010, the Company entered into a Letter Agreement with the Treasury (including the Securities Purchase Agreement - Standard Terms, the "Purchase Agreement"), pursuant to which the Company sold an additional 4,000 shares of Series B Preferred Stock to the Treasury at a price of $4.0 million.  As a result of its participation in the CDCI and the transactions under the Exchange Agreement and the Purchase Agreement, the Treasury now holds 22,000 shares of the Security Federal Corporation Series B Preferred Stock, with an aggregate liquidation preference amount of $22.0 million.

The additional capital received by the Company from Treasury pursuant to the Purchase Agreement was contingent upon the Company's completion of a separate stock offering of the same amount, as required by the OTS.  In satisfaction of this requirement, on September 29, 2010, the Company sold 400,000 shares of its common stock to certain accredited investors in a private placement at a price of $10.00 per share, for gross proceeds of $4.0 million.

The warrant issued to Treasury for the purchase of 137,966 shares of the Company's common stock in connection with the TARP CPP on December 19, 2008 remains outstanding.  For additional information regarding the CDCI transaction and the TARP CPP transaction, see Note 21 of the Notes to Consolidated Financial Statements contained in the Annual Report.

Additional Offering; Elimination of Mandatorily Redeemable Shares

On December 22, 2010, the Company sold 82,906 shares of its common stock to certain accredited investors in a private placement for $10.00 a share.  As a result, the Company's capital increased by $829,060.

On April 11, 2011, the Company eliminated the mandatorily redeemable shares of its common stock as a result of an investor's purchase of these shares in a private transaction. In connection with the purchase of these shares, the redemption feature was eliminated. As a result, the Company no longer has the liability related to these shares on its balance sheet and the Company's capital increased by $1.5 million.

Selected Consolidated Financial Information

This information is incorporated by reference to page 7 of the 2011 Annual Report to Stockholders ("Annual Report").

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

	At March 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
TYPE OF LOAN:

Real Estate Loans:
Residential real estate	$99,219	19.8%	$105,170	17.9%	$115,507	18.4%	$116,184	21.7%	$109,532	24.3%
Owner occupied residential
construction	16,975	3.4	16,248	2.8	17,186	2.8	17,975	3.4	17,510	3.9
Total residential real estate loans	116,194	23.2	121,418	20.7	132,693	21.2	134,159	25.1	127,042	28.2

Commercial business	13,530	2.7	17,813	3.0	21,032	3.3	22,070	4.1	23,856	5.3
Commercial real estate	296,901	59.2	366,002	62.4	392,087	62.5	300,406	56.2	231,663	51.5
Multi-family	10,055	2.0	12,718	2.2	12,316	2.0	10,911	2.1	3,689	0.8
	320,486	63.9	396,533	67.6	425,435	67.8	333,387	62.4	259,208	57.6
Consumer loans:
Deposit account	869	0.2	985	0.2	757	0.1	1,569	0.3	1,647	0.4
Home equity lines	28,776	5.7	29,944	5.1	28,298	4.5	22,693	4.2	20,086	4.4
Consumer first and second mortgages	13,741	2.7	18,545	3.1	12,835	2.1	19,076	3.6	22,868	5.1
Premium finance	2,947	0.6	406	0.1	532	0.1	778	0.1	892	0.2
Other	18,530	3.7	18,646	3.2	26,603	4.2	22,716	4.3	18,317	4.1
Total consumer loans	64,863	12.9	68,526	11.7	69,025	11.0	66,832	12.5	63,810	14.2
Total loans	501,543	100.0%	586,477	100.0%	627,153	100.0%	534,378	100.0%	450,060	100.0%

Less:
Loans in process	4,580		5,620		5,602		8,064		6,443
Deferred fees and discounts	(10)		151		279		315		281
Allowance for loan losses	12,502		12,307		10,182		8,067		7,297
Total loans receivable	$484,471		$568,399		$611,090		$517,932		$436,039

The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages by type of loan, and presents a reconciliation of total loans receivable before net items.

	At March 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
TYPE OF LOAN:

Fixed rate loans
Residential real estate	$15,435	3.1%	$11,488	2.0%	$13,738	2.2%	$12,036	2.3%	$11,620	2.6%
Commercial business and
commercial real estate	251,766	50.2	280,702	47.9	239,076	38.1	154,558	28.9	126,987	28.2
Consumer	28,786	5.7	30,223	5.1	33,881	5.4	37,026	6.9	37,123	8.2
Total fixed rate loans	295,987	59.0	322,413	55.0	286,695	45.7	203,620	38.1	175,730	39.0

Adjustable rate loans
Residential real estate	100,759	20.1	109,930	18.7	118,955	19.0	122,123	22.9	115,422	25.7
Commercial business and
commercial real estate	68,720	13.7	115,831	19.8	186,359	29.7	178,829	33.4	132,221	29.4
Consumer	36,077	7.2	38,303	6.5	35,144	5.6	29,806	5.6	26,687	5.9
Total adjustable rate loans	205,556	41.0	264,064	45.0	340,458	54.3	330,758	61.9	274,330	61.0
Total loans	501,543	100.0%	586,477	100.0%	627,153	100.0%	534,378	100.0%	450,060	100.0%

Less
Loans in process	4,580		5,620		5,602		8,064		6,443
Deferred fees and discounts	(10)		151		279		315		281
Allowance for loan losses	12,502		12,307		10,182		8,067		7,297
Total loans receivable	$484,471		$568,399		$611,090		$517,932		$436,039

The total amount of loans due after March 31, 2012, which have predetermined or fixed interest rates is $164.9 million, while the total amount of loans due after that date which have floating or adjustable interest rates is $165.2 million.

The following schedule illustrates the maturities of Security Federal's loan portfolio at March 31, 2011.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period when the contract is due.  This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	At March 31, 2011
		Residential/ Real Estate	Commercial Construction and Acquisition and		Commercial Business and
	Residential	Construction	Development		Commercial
	Real Estate	Loans	Loans	Consumer	Real Estate	Total
	(In Thousands)

Six months or less (1)	$682	$19,087	$5,313	$9,553	$64,532	$99,167
Over six months to one year	221	13,717	8,552	1,393	43,820	67,703
Over one year to three years	315	1,905	798	9,439	105,730	118,187
Over three to five years	539	221	277	5,284	34,408	40,729
Over five to ten years	2,280	--	--	8,939	20,876	32,095
Over ten years	90,602	--	1,887	30,255	16,338	139,082
Total (2)	$94,639	$34,930	$16,827	$64,863	$285,704	$496,963
___________
(1)	Includes demand loans, loans having no stated maturity, overdraft loans and equity line of credit loans.
(2)    Loan amounts are net of undisbursed funds for loans in process of $4.6 million.

Loan Originations, Purchases and Sales.  The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the years indicated.

	Years Ended March 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Originated:
Adjustable rate - residential real estate	$26,539	$27,644	$34,571	$47,432	$40,380
Fixed rate - residential real estate (1)	74,776	65,229	48,689	39,268	30,542
Consumer	12,381	19,450	30,366	31,663	34,748
Commercial business and commercial real estate	200,459	289,246	350,505	311,839	283,749
Total consumer/commercial business real estate	212,840	308,696	380,871	343,502	318,497
Total loans originated	314,155	401,569	464,131	430,202	389,419

Purchased	--	--	--	15,618	10,200

Acquired in acquisition of Collier Jennings Financial Corporation	--	--	--	--	708

Less:
Sold:
Fixed rate - residential real estate	73,971	67,779	45,273	38,502	30,333
Fixed rate - commercial real estate	--	--	--	4,695	8,106
Adjustable rate - commercial real estate	--	--	--	4,000	3,240
Principal repayments	325,119	374,466	326,083	315,108	299,763
Increase (decrease) in other items, net	(1,007)	2,015	(383)	1,622	(2,044)

Net increase (decrease)	$(83,928)	$(42,691)	$93,158	$81,893	$60,929
___________
(1)	Includes newly originated fixed rate loans held for sale and construction/permanent loans converted to fixed rate loans and sold.

In addition to interest earned on loans, the Bank receives loan origination fees or "points" for originating loans.  Loan points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for the creation of the loan.  The Bank's loan origination fees are generally 1% on conventional residential mortgages, and 0.25% to 1% on commercial real estate loans and commercial business loans.  The total fee income (including amounts amortized to income as yield adjustments) for the fiscal year ended March 31, 2011 was $490,000.

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

	At or For the Year Ended March 31,
	2011	2010	2009
	(Dollars in Thousands)

Net deferred mortgage loan origination fees earned during the period (1)	$90	$88	$93

Mortgage loan origination fees earned as a percentage of total portfolio
mortgage loans originated during the period	0.3%	0.3%	0.3%

Net deferred mortgage loan origination fees in loan portfolio at end of period	$77	$86	$103
___________
(1)	Includes amounts amortized to interest income as yield adjustments; does not include fees earned on loans sold.

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

In fiscal 2011, Security Federal sold $74.0 million in fixed rate residential loans on a servicing released basis in the secondary market.  Loans closed but not yet settled with Freddie Mac or other investors, are carried in the Bank's "loans held for sale" portfolio.  At March 31, 2011, the Bank had $5.2 million of loans held for sale.  These loans are fixed rate residential loans that have been originated in the Bank's name and have closed.  Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Bank's customers.  Therefore, these loans present very little market risk for the Bank.  The Bank usually delivers to, and receives funding from, the investor within 30 days.  Security Federal originates all of its loans held for sale on a "best efforts" basis.  Best efforts means that the Bank suffers no penalty if it is unable to deliver a loan to a potential investor.

The Bank also originates and holds adjustable and fixed rate construction loans. The construction loans are for one year terms.  At March 31, 2011, the Bank held $17.0 million, or 3.4% of the total loan portfolio, in construction loans to individuals in its residential portfolio. Construction loans to individuals, also known as construction/permanent loans, generally have a construction period of one year or less where the borrower pays interest only during that period.  At the end of construction, the loan converts to a one year ARM or a three year/one year ARM.  At that time, the borrower also has a one time option to convert the loan to a fixed rate loan, which is then sold immediately to the secondary market. At March 31, 2011, the Bank also held approximately $8.7 million in longer term fixed rate residential mortgage loans.  These loans, which were 1.7% of the entire loan portfolio at March 31, 2011, had converted from ARM  loans to fixed rate loans during the previous 60 months, and had remaining maturities of 10 to 29 years.  The Bank no longer originates ARM loans with conversion features that are not sold on the secondary market upon conversion.

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

Upon receipt of a loan application and all required related information from a prospective borrower, the loan application is submitted for approval or rejection.  The residential mortgage loan underwriters approve loans which meet Freddie Mac and Fannie Mae underwriting requirements, not to exceed $417,000 per loan, Federal Housing Administration ("FHA") loans not to exceed $271,050 and Veterans' Administration ("VA") loans not to exceed $417,000. The Chairman of the Company, the Chief Executive Officer of the Company, the Chief Executive Officer of the Bank, or the President of the Bank individually have the authority to approve loans of $500,000 or less, except as set forth above for conforming conventionally underwritten, single family mortgage loans, which are approved by the underwriters.  The two Executive Vice Presidents/Lending and the Executive Vice President/Chief Lending Officer have the authority to approve loans up to $500,000.  Loans in excess of $500,000 up to $1.0 million require the approval of any three of the following:  Chairman of the Company, the Chief Executive Officer of the Company, the Chief Executive Officer of the Bank, the President of the Bank , the Executive Vice President/Chief Lending Officer, either of the two Executive Vice Presidents/Lending, or any of the other members of the Executive Committee.  Any loan in an amount in excess of $1.0 million must be approved by the Bank's Executive Committee, which operates as the Bank's Loan Committee.  The loan approval limits shown are the aggregate of all loans to any one borrower or entity, not including loans that are the borrower's primary residence, and are conventionally underwritten.

The general policy of Security Federal is to issue loan commitments to qualified borrowers for a specified time period.  These commitments are generally for a period of 45 days or less.  With management approval, commitments may be extended for a up to 45 days.  As of March 31, 2011, Security Federal had $431,000 of residential mortgage loan commitments for portfolio loans issued (excluding undisbursed portions of construction loans in process).  Security Federal had outstanding commitments available on retail lines of credit (including home equity and other consumer loans) totaling $29.5 million as of March 31, 2011.  See Note 19 of the Notes to Consolidated Financial Statements contained in the Annual Report.

Permanent Residential Mortgage Lending.  Permanent residential real estate mortgage loans constituted approximately 19.8% of the Bank's total outstanding loan portfolio at March 31, 2011.

Security Federal offers a variety of ARMs which offer adjustable rates of interest, payments, loan balances or terms to maturity which vary according to specified indices.  The Bank's ARMs generally have a loan term of 15 to 30 years with initial rate adjustments every one, three, five or seven years during the term of the loan.  After the initial rate adjustment, the loan rate then adjusts annually.  Most of the Bank's ARMs contain a 200 basis point limit as to the maximum amount of change in the interest rate at any adjustment period and a 500 or 600 basis point limit over the life of the loan. The Bank generally originates ARMs to hold in its portfolio.  These  loans are generally made consistent with Freddie Mac and Fannie Mae guidelines.  At March 31, 2011, residential ARMs totaled $100.8 million, or 20.1% of the Bank's loan portfolio.  For the year ended March 31, 2011, the Bank originated $101.3 million in residential real estate loans, 26.2% of which had adjustable rates of interest.

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

When making a one- to four-family residential mortgage loan, the Bank evaluates both the borrower's creditworthiness and his or her general ability to make principal and interest payments, and the value of the property that will secure the loan.  The Bank generally makes loans on one- to four-family residential properties in amounts of 95% or less of the appraised value of the collateral.  Where loans are made in amounts which exceed 80% of the appraised value of the underlying real estate, the Bank's general policy is to require private mortgage insurance on the portion of the loan in excess of 80% of the appraised value.  In general, the Bank restricts its residential lending to South Carolina and the nearby Augusta, Georgia market.

The Bank also provides construction financing for single family dwellings to owner-occupants.  Construction loans are generally made for periods of six months to one year with either adjustable or fixed rates.  At March 31, 2011, residential construction loans on one- to four-family dwellings to owner-occupants totaled $34.9 million, or 7.0%, of the Bank's loan portfolio. On loans of this type, the Bank seeks to evaluate the financial condition and prior performance of the builder, as well as the borrower's creditworthiness and his or her general ability to make principal and interest payments, and the value of the property that will secure the loan.  On construction loans offered to individuals (non-builders), the Bank offers a construction/permanent loan.  The construction portion of the loan has an adjustable rate (typically prime) or a fixed rate (typically prime plus  0.25%) during the construction period.  The borrower typically pays interest on the loan during the construction phase.  During the current year, because the prime rate was so low, the Bank added a floor of 5% or 6% to these construction loans. After construction, the loan then automatically converts to a one year ARM or a three year/one year ARM loan.  The borrower also has the option, after the construction period only, to convert the loan to a fixed rate loan which the Bank then sells on the secondary market immediately on a servicing released basis.

Commercial Real Estate, Commercial Business and Multi-Family Loans.  The commercial business loans originated by the Bank are primarily secured by business equipment, furniture and fixtures, inventory and receivables or are unsecured. At March 31, 2011, the Bank had $13.5 million, or 2.7%, of the Bank's total loan portfolio, in commercial business loans.  A total of $3.2 million, or 23.4% of these loans were unsecured at March 31, 2011.

The commercial real estate loans originated by the Bank are primarily secured by non-residential commercial properties, churches, hotels, residential developments, single family construction loans to builders for speculative or pre-sold homes, lot loans to builders, income property developments, and undeveloped land.  At March 31, 2011, the Bank had $307.0 million, or 61.2%, of the Bank's total loan portfolio, in commercial real estate loans. Included in these loans at March 31, 2011 was $13.4 million in acquisition and development loans with terms of typically two to three years. Also included in commercial real estate loans was $22.8 million in loans for the construction of single family dwellings to builders with a term of typically one year.

The multi-family loans originated by the Bank are primarily secured by commercial residential properties including apartment complexes, condominiums or townhouses, and loans for acquisition and development of, or improvements to multi-family residential properties. At March 31, 2011, the Bank had $10.1 million, or 2.0%, of the Bank's total loan portfolio, in multi-family loans.

The following table summarizes the Bank's commercial real estate, commercial business, and multi-family loans by geographic market area at March 31, 2011.

	Aiken	Midlands,	Augusta,
	County	SC	GA	Other	Total

Commercial real estate	$104,319	$37,589	$49,287	$105,706	$296,901
Multi-family	1,068	1,566	2,438	4,983	10,055
Commercial business	5,454	2,409	3,113	2,554	13,530
Total	$110,841	$41,564	$54,838	$113,243	$320,486

Loans secured by commercial real estate are typically written for terms of 10 to 20 years.  Commercial loans not secured by real estate are typically based on terms of three to 60 months.  Both commercial real estate loans and commercial business loans not secured by real estate can be originated on adjustable or fixed rate terms.  Adjustable rates are tied to the prime rate as quoted in the Wall Street Journal and typically adjust on a daily basis.  Since 2009, the Bank instituted floors of typically 6% on newly originated adjustable rate commercial business and real estate loans.  If ceilings are used, the loan will typically balloon in 60 months or less.  Fixed rate loans on commercial real estate usually balloon in 36 to 60 months.  Fixed rate loans on non-real estate collateral are generally amortizing in five years or less.

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

Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with lending that is secured by real estate. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan-to-collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans often have equipment, inventory, accounts receivable or other business assets as collateral, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other conditions. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment. The Bank seeks to minimize these risks by strictly scrutinizing the borrower's current financial condition, ability to pay, past earnings and payment history.  In addition, the current financial condition and payment history of all principals are reviewed.  Typically, the Bank requires the principal or owners of a business to guarantee all loans made to their business by the Bank.  Although the creditworthiness of the business and its principals is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

Federal law restricts the Bank's permissible lending limits to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus.  At March 31, 2011, the Bank's legal lending limit under this restriction was $13.2 million.  At that date, the Bank's largest loan relationship to a single borrower was $12.0 million.  In addition, at March 31, 2011, another borrower owed the Bank $11.9 million and had an additional $1.7 million obligation which the Company had purchased from the Bank, with a total of $13.6 million  owed to the Company on a consolidated basis.  Both of these relationships are well collateralized and current in payments as of March 31, 2011.

Consumer Loans.  The Bank originates consumer loans for any personal, family or household purpose, including the financing of home improvements, loans to individuals for residential lots for a future home, automobiles, boats, mobile homes, recreational vehicles and education.  The Bank also makes consumer first and second mortgage loans secured by residences.  These loans typically do not qualify for sale in the secondary market, but are generally not considered sub-prime lending. In addition, the Bank offers home equity lines of credit.  Home equity loans are secured by mortgage lines on the borrower's principal or second residence. Home equity lines are open end lines of credit where the borrowers pay a minimum of interest only monthly on drawn lines.  The terms are for a maximum period of 20 years and the rate is a variable rate tied to prime and flats monthly.  Margins range from zero to one percent.  The Bank recently instituted a floor of 6% on new originations and a maximum loan-to-value ratio of 80% for first mortgages originated by Security Federal and 60% for first mortgages originated by other lenders.  Previously, the maximum loan- to-value ratio was 90%, but was decreased because of the current economic environment.  At March 31, 2011, the Bank had $28.8 million of home equity lines of credit outstanding and $22.2 million of additional commitments of home equity lines of credit.  The Bank also makes secured and unsecured lines of credit available.  Although consumer loans involve a higher level of risk than one- to four-family residential mortgage loans, they generally provide higher yields and have shorter terms to maturity than one- to four-family residential mortgage loans.  At March 31, 2011, the Bank had total consumer loans of $64.9 million, or 12.9% of the Bank's loan portfolio.

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

The Bank also has a credit card program.  As of March 31, 2011, the Bank had issued 3,035 Visa credit cards with total approved credit lines of $6.6 million, of which $2.2 million was outstanding on that date.

Loan Delinquencies and Defaults

General.  The Bank's collection procedures provide that when a real estate loan is approximately 20 days past due, the borrower is contacted by mail and payment is requested.  If the delinquency continues for another 10 days, subsequent efforts are made to contact the delinquent borrower and establish a program to bring the loan current.  In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs.  If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates foreclosure proceedings after the customer has been notified by certified mail.  The Bank institutes the same collection procedure for its commercial real estate loans.  At March 31, 2011, the Bank had property acquired as the result of foreclosures and other property repossessed classified as repossessed assets valued at $14.4 million.

Delinquent Loans.  The following table sets forth information concerning delinquent loans at March 31, 2011.  The amounts presented represent the total remaining principal balances of the delinquent loans (before specific reserves for losses), rather than the actual payment amounts which are overdue.

	Real Estate				Non-Real Estate
							Commercial
	Residential		Commercial		Consumer		Business
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Total
Loans	(Dollars in Thousands, number of loans are actual)
delinquent for:
30 - 59 days	10	$1,800	32	$19,442	59	$2,674	7	$94	$24,010
60 - 89 days	--	--	8	2,708	11	197	1	133	3,038
90 days and over	8	1,810	48	9,337	26	1,194	3	172	12,513

Total delinquent loans	18	$3,610	88	$31,487	96	$4,065	11	$399	$39,561

Classified Assets.  Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets.  The regulations require savings associations to classify their own assets and to establish prudent general allowances for loan losses for assets classified "substandard" or "doubtful."  For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge off such amount.  In addition, the Office of Thrift Supervision ("OTS") may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of an association.  See "Regulation - Federal Regulation of Savings Institutions." Assets which do not currently expose the savings association to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are designated "special mention" by management.

At March 31, 2011, $45.9 million, or 9.1%, of the Bank=s loans were classified "substandard" compared to $65.1 million, or 11.1%, at March 31, 2010.  At March 31, 2011, $30.9 million were classified as "special mention" compared to $16.6 million at March 31, 2010.  The Bank had no loans classified as "doubtful" or "loss" at March 31, 2011 and 2010.  As of March 31, 2011, there were loans totaling $12.2 million which were troubled debt restructurings.  The Bank's policy is to classify all troubled debt restructurings as substandard.  The Bank's classification of assets is consistent with OTS regulatory classifications.

Non-performing Assets.  Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful.  In addition, all loans are placed on non-accrual status when the loan becomes 90 days or more contractually delinquent.  All consumer loans more than 90 days delinquent are charged against the consumer loan allowance for loan losses unless there is adequate collateral which is in the process of being repossessed or foreclosed on.  At March 31, 2011, the Bank had $12.2 million in troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rate.  Other loans of concern are those loans (not delinquent more than 60 days) that management has determined need to be closely monitored as the potential exists for increased risk on these loans in the future.  Non-performing loans are reviewed monthly on a loan by loan basis.  Charge-offs, whether partial or in full, associated with these loans will vary based on estimates of recovery for each loan.

The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio.

	At March 31,
	2011	2010	2009	2008	2007
		(Dollars in Thousands)
Loans Delinquent 60 to 89 Days:
Residential	$1,800	$559	$621	$94	$621
Consumer	2,871	925	124	54	97
Commercial business	227	1	29	8	30
Commercial real estate	22,150	2,724	3,560	1,031	1,001
Total	$27,048	$4,209	$4,334	$1,187	$1,749
Total as a percentage of total assets	2.90%	0.44%	0.44%	0.14%	0.24%

Non-Accruing Loans Delinquent 90 Days or More:
Residential	$1,810	$4,344	$1,112	$609	$353
Consumer	1,194	703	956	416	142
Commercial business	172	699	2,808	3,826	13
Commercial real estate	9,337	25,480	8,044	1,168	547
Total	$12,513	$31,226	$12,920	$6,019	$1,055
Total as a percentage of total assets	1.34%	3.27%	1.31%	0.72%	0.14%

Troubled debt restructurings	$12,197	$336	$652	$187	$204
Repossessed assets	$14,434	$10,773	$1,985	$767	$25
Allowance for loan losses	$12,502	$12,307	$10,182	$8,067	$7,297

At March 31, 2011, there were no accruing loans equal to or more than 90 days delinquent.

Of the commercial real estate category, $3.0 million was construction loans and land acquisition  and development type loans ("A&D loans"). This balance consisted of $685,000 in A&D loans to one borrower for the development of a residential subdivision in the Midlands area of South Carolina and $2.4 million in loans to eight separate borrowers secured by builder lots or speculative houses in varying degrees of completion throughout South Carolina.

Of the remaining non-performing commercial real estate category, $2.0 million consisted of 10 loans secured by commercial buildings to six separate borrowers and $1.0 million consisted of three loans secured by raw land to three separate borrowers. The majority of the remaining loans in the commercial real estate category were secured by first mortgages on principal residences.

For the fiscal year ended March 31, 2011, the interest income that was not recognized and would have been recognized with respect to non-accruing loans, had such loans been current in accordance with their original terms and with respect to troubled debt restructurings, had such loans been current in accordance with their original terms, totaled $887,000 compared to $665,000 for the year ended March 31, 2010.  For the fiscal year ended March 31, 2011 actual interest recorded on these loans amounted to $229,000 compared to $796,000 for the previous year.

Also included in non-accruing loans at March 31, 2011 were eight residential real estate loans totaling $1.8 million, three commercial loan relationships totaling $172,000 and 26 consumer loans totaling $1.2 million.  Of the 26 consumer loans on non-accrual status at fiscal year end, no loan or total relationship exceeded $230,000.  Of the three commercial loan relationships on non-accrual status at fiscal year end, no loan or total relationship loan exceeded $73,000.

The Bank had 33 loans totaling $12.2 million at fiscal year end which were troubled debt restructurings compared to five loans of $336,000 at March 31, 2010.  The reason for the increase in troubled debt restructurings is due to the Bank's efforts to work with our customers to keep their properties.  The 33 troubled debt restructurings consisted of five consumer loans to five separate borrowers secured by first mortgages on residential dwellings totaling $295,000. The remaining 28 restructurings consisted of 28 commercial loans to six separate borrowers. These commercial loans were secured primarily by first mortgages on 12 single family residences, six commercial buildings, and three parcels of land. Three of the troubled debt restructurings to one borrower totaling $1.5 million were delinquent at March 31, 2011. All of the remaining troubled debt restructurings were current at March 31, 2011.

Repossessed assets acquired in settlement of loans were $14.4 million at March 31, 2011 and consisted of the following 40 real estate properties: 15 single-family residences and 14 lots within residential subdivisions located throughout our market area in South Carolina and Georgia; three parcels of land in South Carolina; one mobile home including small acreage in Lexington County, South Carolina; two commercial buildings in the Midlands area of South Carolina and one commercial building in Augusta, Georgia; a 55 lot subdivision development and adjacent 17 acres of land in Columbia, South Carolina; a 229.24 acre subdivision in Blythewood, South Carolina; one motel in Aiken, South Carolina; and 34.8 acres of land in Blufton, South Carolina also originally acquired as a participation loan from another financial institution. In addition to the properties listed above, the balance also included $28,000 in various other repossessed assets that were not real estate.

Provision for Losses on Loans and Repossessed Assets.  Security Federal recognizes that it will experience credit losses during the course of making loans and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the underlying security for the loan.  The Bank seeks to establish and maintain sufficient reserves for estimated losses on specifically identified loans and real estate where such losses can be estimated.  Additionally, general reserves for estimated possible losses are established on specified portions of the Bank's portfolio such as consumer loans and higher risk residential construction mortgage loans based on management's estimate of the potential loss for loans which normally can be classified as higher risk.  Specific and general reserves are based on, among other criteria: (1) the risk characteristics of the loan portfolio, (2) current economic conditions on a local as well as a statewide basis, (3) actual losses experienced historically and (4) the level of reserves for possible losses in the future.  Additionally, the Bank maintains a reserve for uncollected interest on loans 90 days or more past due.

At March 31, 2011, the allowance for loan losses or reserve was $12.5 million.  In determining the adequacy of the reserve for loan losses, management reviews past experience of loan charge-offs, the level of past due and non-accrual loans, the size and mix of the portfolio, general economic conditions in the market area, and individual loans to identify potential credit problems.  Commercial business, commercial real estate and consumer loans have increased to $385.3 million, or 76.8% of the Bank's total loan portfolio at March 31, 2011.  Although commercial and consumer loans carry a higher level of credit risk than conventional residential mortgage loans, the level of reserves reflects management's continuing evaluation of this risk based on upon the Bank's past loss experience.  At March 31, 2011, the Bank's ratio of loans delinquent more than 60 days to total assets was 4.24%.  A majority of these delinquent loans are considered to be well secured and are in the process of collection.  Management uses four methods or calculations to estimate the adequacy of the reserve using the factors mentioned above.  The reserve is management's best estimate for the reserve.  There can be no guarantee that the estimate is adequate or accurate.  Management believes that reserves for loan losses are at a level adequate to provide for inherent loan losses.  Although management believes that it has considered all relevant factors in its estimation of future losses, future adjustments to reserves may be necessary if conditions change substantially from the assumptions used in making the original estimations.  Regulators will from time to time evaluate the allowance for loan losses which is subject to adjustment based upon the information available to the regulators at the time of their examinations.

At March 31, 2011, the Bank had no allowance for losses on real estate owned because at the time a property is transferred to real estate owned, the Bank writes the property down to the appraised value less estimated costs to sell the property.  Because of this practice, an allowance is not necessary.

The following table sets forth an analysis of the Bank's allowance for loan losses.

	At March 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)

Balance at beginning of year	$12,307	$10,182	$8,067	$7,297	$6,705
Allowance acquired in acquisition	--	--	--	--	22
Provision for loan losses	7,800	8,155	2,825	895	600

Charge-offs:
Residential real estate	1,010	283	37	15	9
Commercial business and commercial real estate	6,524	5,380	370	146	16
Consumer	583	405	338	89	108
Total charge-offs	8,117	6,068	745	250	133

Recoveries:
Residential real estate	125	3	--	1	--
Commercial business and commercial real estate	318	6	15	83	23
Consumer	68	29	20	41	80
Total recoveries	511	38	35	125	103

Balance at end of year	$12,502	$12,307	$10,182	$8,067	$7,297

Ratio of net charge-offs during the year to average loans
outstanding during the year	1.42%	1.01%	0.12%	0.03%	0.01%

The distribution of the Bank's allowance for loan losses at the dates indicated is summarized in the following table.  The entire allowance is available to absorb losses from all loan categories.

	At March 31,
	2011		2010		2009		2008		2007
	Amount	% of Loans in Each Cate- gory to Total Loans	Amount	% of Loans in Each Cate- gory to Total Loans	Amount	% of Loans in Each Cate- gory to Total Loans	Amount	% of Loans in Each Cate- gory to Total Loans	Amount	% of Loans in Each Cate- gory to Total Loans
	(Dollars in Thousands)

Residential	$1,703	23.2%	$2,044	20.7%	$712	21.2%	$665	25.1%	$619	28.2%
Consumer	1,122	12.9	1,039	11.7	3,659	11.0	3,712	12.5	3,339	14.2
Commercial business	924	2.7	714	3.0	1,571	3.3	244	4.1	307	5.3
Commercial real estate	8,753	61.2	8,510	64.6	4,240	64.5	3,446	58.3	3,032	52.3
Total	$12,502	100.0%	$12,307	100.0%	$10,182	100.0%	$8,067	100.0%	$7,297	100.0%

Service Corporation

As a federally chartered savings bank, Security Federal is permitted by OTS regulations to invest up to 3% of its assets in the stock of service corporations, provided that any investment in excess of 2% of its assets must be primarily for community, inner-city or community development purposes.  At March 31, 2011, Security Federal's net investment in its service corporations (including loans to service corporations) totaled $4.9 million.  In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings bank may engage in directly.

Security Federal Insurance, Inc. ("SFINS").  SFINS, a wholly owned subsidiary of the Bank, was formed during fiscal 2002 and began operating during the December 2001 quarter.  SFINS is an insurance agency offering auto, business, health and  home insurance, and premium finance.   The operations of SFINS are included in the Company's Consolidated Financial Statements.

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

As a member of the Federal Home Loan Bank ("FHLB") System, Security Federal must maintain minimum levels of investments that are liquid assets as defined in Federal regulations.  See "Regulation - Federal Regulation of Savings Institutions - Federal Home Loan Bank System."  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.

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
	At March 31,
	2011	2010	2009
	(In Thousands)

Interest bearing deposit at FHLB	$268	$167	$128
Certificate of deposit at a financial institution	100	--	--
Total	$368	$167	$128

Investment Securities:
Available for Sale:
FHLB securities	$14,209	$9,370	$15,812
Federal Farm Credit Bank securities	2,007	4,209	14,634
Fannie Mae bonds	7,730	4,965	2,008
Freddie Mac bonds	3,931	998	--
Small Business Administration bonds	64,710	37,186	3,367
Taxable municipal bonds	4,472	3,226	1,047
Tax exempt municipal bonds	2,035	--	--
Equity securities	79	72	37
Total securities available for sale	97,138	60,026	36,905

Held to Maturity:
FHLB securities	10,040	4,000	7,000
Federal Farm Credit Bank securities	--	--	1,000
Small Business Administration bonds	3,856	4,482	5,355
Equity securities	155	155	155
Total securities held to maturity	14,051	8,637	13,510

Total securities (1)	130,303	68,663	50,415
FHLB stock	11,267	12,624	12,663

Total securities and FHLB stock (1)	$141,570	$81,287	$63,078
___________
(1)      Does not include mortgage-backed securities.

At March 31, 2011, the Company did not have any investment securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total book value in excess of 10% of its stockholders' equity.  Small Business Administration ("SBA") bonds increased $26.8 million during fiscal 2011.  The reason for the increase is that many of the new purchases have floating rates with no caps, which is favorable in a rising interest rate environment.  SBA bonds are backed by the full faith and credit of the U.S. government and carry a zero percent risk base when calculating risk based assets.

FHLB securities, Federal Farm Credit Bank securities, Fannie Mae bonds and Freddie Mac bonds are all securities that are issued by government sponsored enterprises ("GSEs").  GSE securities are not backed by the full faith and credit of the United States government.

The following table sets forth the maturities or repricing of investment securities and FHLB stock at March 31, 2011, and the weighted average yields of such securities and FHLB stock (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).  Tax equivalent yields on tax exempt municipal bonds are calculated using a 34% tax rate.  Callable securities are shown at their likely call dates based on current interest rates.  The table was prepared using amortized cost.  Small Business Administration securities are based on maturity dates without the effect of scheduled payments or anticipated prepayments.

	Maturing or Repricing
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
U.S. Government sponsored
enterprises	$11,452	2.62%	$26,189	2.71%	$784	5.13%	$--	--%
Small Business Administration
bonds	28,090	1.78	3,673	4.11	6,712	4.31	29,765	4.12
Taxable municipal bonds	--	--	--	--	4,557	4.35	--	--
Tax exempt municipal bonds	--	--	--	--	2,027	5.48	--	--
FHLB stock (1)	11,267	0.81	--	--	--	--	--	--
Other equity securities	258	2.75	--	--	--	--	--	--

Total (2)	$51,067	1.76%	$29,862	2.88%	$14,080	4.54%	$29,765	4.12%
___________
(1)   FHLB stock has no stated maturity date.
(2)  Excludes mortgage-backed securities totaling $253.0 million with a yield of 3.71%.

For information regarding the market value of the Bank=s securities portfolios, see Notes 2 and 3 of the Notes to Consolidated Financial Statements contained in the Annual Report.

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

	At March 31,
	2011	2010	2009
	(In Thousands)
Available for sale:
Freddie Mac	$47,452	$46,248	$52,621
Fannie Mae	44,114	53,576	83,067
Ginnie Mae	148,515	132,411	110,240
Total	$240,081	$232,235	$245,928
Held to maturity:
Freddie Mac	$2,581	$4,168	$6,221
Fannie Mae	--	388	726
Ginnie Mae	16,533	5,593	10,809
Total	$19,114	$10,149	$17,756

At March 31, 2011, the Company did not have any mortgage-backed securities (exclusive of obligations of agencies of the U.S. Government) issued by any one entity with a total book value in excess of 10% of stockholders equity.

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

The following table sets forth the final maturities or initial repricings, whichever occurs first, and the weighted average yields of the mortgage-backed securities at March 31, 2011.  Not considered in the preparation of the table below is the effect of scheduled payments or anticipated prepayments.  The table is prepared using amortized cost.

									At
	The Earliest of Maturing or Repricing								March 31, 2011
	Less Than		1 to 5		5 to 10		Over		Balance
	1 Year		Years		Years		Ten Years		Outstanding
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)

Fannie Mae	$1,004	2.77%	$8,231	5.01%	$20,284	3.04%	$13,103	4.29%	$42,622	3.80%
Freddie Mac	138	4.49	651	4.12	13,489	3.42	34,525	4.00	48,803	3.84
Ginnie Mae	17,174	2.03	6,327	3.06	23,688	3.32	114,433	3.97	161,622	3.64
Total	$18,316	2.09%	$15,209	4.16%	$57,461	3.25%	$162,061	4.00%	$253,047	3.71%

Sources of Funds

Deposit accounts have traditionally been a principal source of the Bank's funds for use in lending and for other general business purposes.  In addition to deposits, the Bank derives funds from loan repayments, cash flows generated from operations (including interest credited to deposit accounts), FHLB of Atlanta advances, borrowings from the Federal Reserve Bank of Atlanta ("Federal Reserve"), the sale of securities under agreements to repurchase, and loan sales.  See "- Borrowings" below and  Note 10 of  the Notes to Consolidated Financial Statements contained in the Annual Report.  Scheduled loan payments are a relatively stable source of funds while deposit inflows and outflows and the related cost of such funds have varied widely.  FHLB of Atlanta advances,  borrowings from the Federal Reserve Bank and the sale of securities under agreements to repurchase may be used on a short-term basis to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis in support of expanded lending activities.  The availability of funds from loan sales is influenced by general interest rates.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Annual Report.

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

At March 31, 2011, the Bank had $39.7 million in brokered deposits.   In addition, the Bank believes that, based on its experience over the past several years, its savings and transaction accounts are stable sources of deposits.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs for the periods indicated.

	At March 31,
	2011		2010		2009
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Interest Rate Range for fiscal 2011:
Savings accounts 0% - 0.30%	$20,583	3.0%	$18,991	2.7%	$17,187	2.6%
NOW and other transaction
accounts 0% - 0.60%	117,077	17.0	109,086	15.7	104,663	15.8
Money market funds 0.30% - 0.90%	194,560	28.1	173,905	25.1	150,513	22.8

Total non-certificates	$332,220	48.1%	$301,982	43.5%	$272,363	41.2%

Certificates:
0.00-1.99%	$239,078	34.6%	$118,797	17.1%	$21,143	3.2%
2.00-2.99%	107,387	15.6	255,352	36.8	112,374	17.0
3.00-3.99%	3,307	0.5	4,572	0.7	76,088	11.5
4.00-4.99%	5,272	0.8	8,818	1.2	173,467	26.2
5.00-5.99%	3,093	0.4	4,731	0.7	6,279	0.9

Total certificates	358,137	51.9	392,270	56.5	389,351	58.8

Total deposits	$690,357	100.0%	$694,252	100.0%	$661,714	100.0%

The Bank relies to a limited extent upon locally obtained Jumbo CDs to maintain its deposit levels.  At March 31, 2011, Jumbo CDs constituted $172.2 million or 24.9% of the Bank's total deposits.  At March 31, 2011, the Bank held $16.6 in public funds which consisted of $7.6 million in certificates of deposit and $9.0 million in demand deposit accounts.

The following table sets forth the deposit flows at the Bank during the periods indicated.

	Years Ended March 31,
	2011	2010	2009
	(Dollars in Thousands)

Opening balance	$694,252	$661,714	$590,850
Net deposits	(3,895)	32,538	70,864
Ending balance	690,357	694,252	661,714
Net increase (decrease)	$(3,895)	$32,538	$70,864
Percent increase (decrease)	(0.60)%	4.9%	12.0%

The following table shows rate and maturity information for the Bank's certificates of deposit as of March 31, 2011.

	0-	2.00-	3.00-	4.00-	5.00-
	1.99%	2.99%	3.99%	4.99%	5.99%	Total
Certificate accounts maturing	(In Thousands)
in quarter ending:

June 30, 2011	$49,430	$24,105	$23	$159	$46	$73,763
September 30, 2011	63,020	19,775	56	1	689	83,541
December 31, 2011	44,447	2,028	138	299	1,184	48,096
March 31, 2012	30,991	6,200	42	545	--	37,778
June 30, 2012	26,547	12,359	1	849	171	39,927
September 30, 2012	17,664	3,157	357	1,042	356	22,576
December 31, 2012	1,495	763	259	551	92	3,160
March 31, 2013	3,429	834	366	235	--	4,864
June 30, 2013	670	850	317	373	--	2,210
September 30, 2013	153	944	152	632	555	2,436
December 31, 2013	932	677	308	586	--	2,503
Thereafter	300	35,695	1,288	--	--	37,283
Total	$239,078	$107,387	$3,307	$5,272	$3,093	$358,137

The following table indicates the amount of the Bank's deposits of $100,000 or more by time remaining until maturity at March 31, 2011.

		Savings, NOW and
	Certificates of Deposit	Money Market Accounts
	(In Thousands)
Maturity Period
Three months or less	$29,914	$179,568
Over three through six months	39,369	--
Over six through twelve months	36,468	--
Over twelve months	66,470	--
Total	$172,221	$179,568

Borrowings

As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions.  At March 31, 2011, the Bank had $138.1 million in outstanding advances from the FHLB of Atlanta.   See Note 10 of  the Notes to Consolidated Financial Statements contained in the Annual Report for information regarding the maturities and rate structure of the Bank's FHLB advances.  Federal law contains certain collateral requirements for FHLB advances.  See "Regulation - Federal Regulation of Savings Institutions - Federal Home Loan Bank System."

At March 31, 2011, the Company had $5.2 million in junior subordinated debentures.  Half of the debentures have a fixed rate of 6.88%, which balloons in September 2011.  The other half of the debentures have a fixed rate that floats quarterly at 170 basis points over the three-month LIBOR rate, or 2.01% at March 31, 2011.  The blended rate was 4.45% at March 31, 2011.  The debentures are callable by the Company in September 2011, and quarterly thereafter, with a final maturity date of December 15, 2036.  See Note 11 of the Notes to Consolidated Financial Statements contained in the Annual Report for more information.

On December 1, 2009, the Company issued $6.1 million in convertible senior debentures. The debentures will mature on December 1, 2029 and accrue interest at the rate of 8.0% per annum until maturity or earlier redemption or repayment. Interest on the debentures is payable on June 1 and December 1 of each year, commencing June 1, 2010. The debentures are convertible into the Company's common stock at a conversion price of $20 per share at the option of the holder at any time prior to maturity.

The following table sets forth the maximum month-end balance and average balance of FHLB advances, other borrowings and junior subordinated debentures for the periods indicated.

	Years Ended March 31,
	2011	2010	2009
	(In Thousands)
Maximum Balance:
FHLB advances	$168,833	$228,997	$244,621
Other borrowings	12,343	61,337	26,056
Junior subordinated debentures	5,155	5,155	5,155
Senior convertible debentures	6,084	6,084	--

Average Balance:
FHLB advances	$144,008	$185,499	$221,204
Other borrowings	11,713	41,749	14,758
Junior subordinated debentures	5,155	5,155	5,155
Senior convertible debentures	6,084	2,017	--

At March 31, 2011, the Bank had $11.2 million in retail purchase agreements with an average rate of 0.40%.  These repurchase agreements are included in "Other Borrowings" in the Consolidated Financial Statements included in the Annual Report and in the table above.

The following table sets forth information as to the Bank's borrowings and the weighted average interest rates thereon at the dates indicated.

	At March 31,
	2011	2010	2009
	(Dollars in Thousands)
Balance:
FHLB advances	$138,136	$164,004	$218,998
Other borrowings	11,195	12,060	26,056
Junior subordinated debentures	5,155	5,155	5,155
Senior convertible debentures	6,084	6,084	--

Weighted Average Interest Rate at Fiscal Year End:
FHLB advances	3.57%	3.71%	2.95%
Other borrowings	0.40	0.80	1.09
Junior subordinated debentures	4.45	4.42	4.95
Senior convertible debentures	8.00	8.00	--

During Fiscal Year:
FHLB advances	3.92%	3.39%	3.44%
Other borrowings	0.53	0.60	2.62
Junior subordinated debentures	4.53	4.64	5.64
Senior convertible debentures	8.00	7.98	--

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

Personnel

At March 31, 2011, the Company employed 202 full-time and 28 part-time employees.  The Bank employees are not represented by any collective bargaining agreement.  Management of the Bank considers its relations with its employees to be good.

Executive Officers.  The following table sets forth information regarding the executive officers of the Company and the Bank.

	Age at
	March 31,	Position
Name	2011	Company	Bank

Timothy W. Simmons	65	President and Chief Executive Officer	--
T. Clifton Weeks	84	Chairman of the Board	--
Roy G. Lindburg	50	Chief Financial Officer	Chief Financial Officer
J. Chris Verenes	55	--	Chairman of the Board and Chief Executive Officer
Frank M. Thomas, Jr.	64	--	President

Biographical Information.  The following is a description of the principal occupation and employment of the executive officers of the Corporation and the Bank during at least the past five years:

Timothy W. Simmons has been President of the Company since 1987 and Chief Executive Officer since June 1994.  Mr. Simmons is a director of the Company and the Bank.  Mr. Simmons was elected President and Chief Operating Officer of the Bank in January 1987 and served in these capacities from March 1987 to December 2001. Mr. Simmons continued to serve as President of the Bank until January 1, 2011.  From May 1988 until January 1, 2011, Mr.

Simmons served as Chief Executive Officer of the Bank and from January 2002 until January 2011, he served as Chairman of the Bank=s Board of Directors.

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

Roy G. Lindburg has been Chief Financial Officer of the Company and the Bank since January 1995.  He was named Executive Vice President in 2005.

J. Chris Verenes was appointed as Chairman of the Board and Chief Executive Officer of the Bank effective January 1, 2011.  Mr. Verenes had served as President of the Bank from 2004 until January 1, 2011.  Prior to his appointment as President, he held a variety of management positions with Washington Group International, an engineering and construction company that manages and operates major government sites throughout the United States for the Department of Energy.  He was Director of Planning and Administration from 2001 to January 2004, Chief of Staff during 2001, Director of Strategic Programs for the business unit from 2000 to 2001 and Deputy Manager of Business Development from 1996 to 2000.  Prior to his employment by Washington Group International, Mr. Verenes served as Controller for Riegel Textile Corporation, as Director of Control Data and Business and Technology Center, and as Executive Director of the South Carolina Democratic Party.

Frank M. Thomas, Jr. was appointed President of the Bank effective January 1, 2011.  Prior to that, he had served as an Executive Vice President of the Bank since 2007.  Mr. Thomas began his career with the Bank in 1994 as a Business Development Officer and has served in positions of increasing responsibilities in his 16 years with the Bank.  His most recent positions have included Senior Vice President of Commercial Lending and Senior Vice President and Aiken Area Executive of the Bank.  Mr. Thomas is active in the Aiken community and serves as the Chair-elect of the Board of Directors of the Greater Aiken Chamber of Commerce, Board Member and Treasurer for the University of South Carolina at Aiken Partnership Board, Board Member and Co-Chairman for the Aiken Downtown Development Association, and Board Member for the Free Medical Clinic of Aiken County.

REGULATION

The following is a brief description of certain laws and regulations which are applicable to the Company and the Bank.  The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.  Certain federal banking laws have been recently amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted on July 2, 2010 (the "Dodd-Frank Act"). See "Regulation - Dodd-Frank Act" below. Among the more significant changes made by the Dodd-Frank Act changes, effective July 21, 2011 (with a possible delay of up to six months) (the so-called "Designated Transfer Date"), the OTS will cease to exist as a separate entity and will be merged and become a separate division of the Office of the Comptroller of the Currency ("OCC"), which currently oversees national banks. The OCC will assume the OTS's role as regulator and supervisor of the Bank. In addition, beginning in 2011, all financial institution holding companies, including the Company, will be regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve"), including imposing federal capital requirements on the Company and may result in additional restrictions on investments and other holding company activities. The law also creates a new consumer financial protection bureau that will have the authority to promulgate rules intended to protect consumers in the financial product and services market. The creation of this independent bureau could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, effective July 21, 2011, financial institutions may pay interest on demand deposits, which could increase our interest expense. We cannot determine the full impact of the new law on our business and operations at this time.

Legislation is introduced from time to time in the United States Congress ("Congress") that may affect the Company's and Bank's operations.  In addition, the regulations governing the Company and the Bank may be amended from time to time by the OTS, the FDIC, the Federal Reserve or the SEC, as appropriate.  Any such legislation or regulatory changes in the future could have an adverseaffect on our operations and financial condition.  We cannot predict whether any such changes may occur.

General

The Bank, as a federally chartered savings bank, is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC as its deposit insurer.  References in the following discussion to the OTS should generally be read to mean the Federal Reserve or OCC, as appropriate, once the Designated Transfer Date occurs. The Bank is a member of the FHLB System, and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund ("DIF") administered by the FDIC.  The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and, under certain circumstances, the FDIC to evaluate the Bank's safety and soundness and compliance with various regulatory requirements. This regulatory structure establishes a comprehensive framework of activities in which a thrift can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company and the Bank and their operations.  The Company is also subject to the rules and regulations of the SEC under the federal securities laws.  See "-- Savings and Loan Holding Company Regulation."

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

All savings institutions are required to pay assessments to the OTS to fund the agency's operations.  The general assessments, paid on a semi-annual basis, are determined based on the savings institution's total assets, including consolidated subsidiaries.  The Bank's OTS assessment for the fiscal year ended March 31, 2011 was $220,000.

The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  Federal law restricts the Bank's permissible lending limits to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus.  At March 31, 2011, the Bank's legal lending limit under this restriction was $13.2 million.  At that date, the Bank's largest loan relationship to a single borrower was $12.0 million.  In addition, at March 31, 2011, another borrower owed the Bank $11.9 million and had an additional $1.7 million obligation which the Company had purchased from the Bank, with a total of $13.6 million  owed to the Company on a consolidated basis.  Both of these relationships are well collateralized and current in payments as of March 31, 2011.

The OTS's oversight of the Bank includes reviewing its compliance with the customer privacy requirements imposed by the Gramm-Leach-Bliley Act of 1999 ("GLBA") and the anti-money laundering provisions of the USA Patriot Act. The Gramm-Leach-Bliley privacy requirements place limitations on the sharing of consumer financial information with unaffiliated third parties. They also require each financial institution offering financial products or services to retail customers to provide such customers with its privacy policy and with the opportunity to "opt out" of the sharing of their personal information with unaffiliated third parties. The USA Patriot Act significantly expands the responsibilities of financial institutions in preventing the use of the United States financial system to fund terrorist activities. Its anti-money laundering provisions require financial institutions operating in the United States to develop anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. These compliance programs are intended to supplement existing compliance requirements under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.  At March 31, 2011, the Bank had $138.1 million of outstanding advances from the FHLB of Atlanta under an available credit facility of $279.0 million, which is limited to available collateral.  See "Business - Sources of Funds - Borrowings."

As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta.  At March 31, 2011, the Bank had $11.3 million in FHLB stock, which was in compliance with this requirement.  In past years, the Bank has received substantial dividends on its FHLB stock.  Over the past two fiscal years these dividend yields have averaged 0.53% and were 0.61% for the fiscal year ended March 31, 2011.

The FHLBs continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.  These contributions have in the past affected adversely the level of FHLB dividends paid and could continue to do so in the future.  These contributions could also have an adverse effect on the value of FHLB stock in the future.  A reduction in value of the Bank=s FHLB stock may result in a corresponding reduction in the Bank's capital.

Federal Deposit Insurance Corporation.  The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and such insurance is backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for the year ended March 31, 2011 were $1.2 million. Those premiums have increased due to recent strains on the FDIC deposit insurance fund due to the cost of large bank failures and increase in the number of troubled banks. On July 21, 2010, the FDIC deposit insurance coverage was permanently raised to $250,000.

The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for four risk categories applied to its deposits, subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. Under FDIC'scurrent risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and  are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV.  Initial base assessment rates are subject to adjustments based on an institution's unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.  Rates increased uniformly by three basis points effective January 1, 2011.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC imposed on every insured institution a special assessment of five basis points on the amount of each depository institution's assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regularly quarterly premiums) as of June 30, 2009, which was collected on September 30, 2009.  The Bank paid $453,000 for this special FDIC assessment in September 2009.

As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the institution's assessment rate as of September 30, 2009, with a uniform increase of three basis points effective January 1, 2011, and were based on the institution's assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely.

As required by the Dodd-Frank Act, the FDIC has adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution's total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits.  Under these rules, an institution with total assets of less than $10 billion will be assigned to a Risk Category as described above and a range of initial base assessment rates will apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution's brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates.  Total base assessment rates range from 2.5 to nine basis points for Risk Category I, nine to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment.

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%.  The FDIC has  not yet announced how it will implement this offset.  In addition to the statutory minimum ratio the FDIC must designate a reserve ratio, known as the designated reserve ratio ("DRR"), which may exceed the statutory minimum.  The FDIC has established 2.0% as the DRR.  In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to fund the costs of failed thrifts in the 1980s. For the quarterly period ended March 31, 2011, the Financing Corporation assessment equaled 1.00 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.

Under the Dodd-Frank Act, beginning on January 1, 2011, all non-interest bearing transaction accounts and IOLTA accounts qualify for unlimited deposit insurance by the FDIC through December 31, 2012.  NOW accounts, which were previously fully insured under the Transaction Account Guarantee Program, are no longer eligible for an unlimited guarantee due to the expiration of this program on December 31, 2010.  NOW accounts, along with all other deposits maintained at the Bank are now insured by the FDIC up to $250,000 per account owner.

Federally insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the quarterly period ended March 31, 2011, the Financing Corporation assessment equaled 1.0 basis points for each $100 in domestic deposits.  These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.  For 2011, the Bank incurred $72,000 in FICO assessments.

The Dodd-Frank Act contains a number of provisions that will affect the capital requirements applicable to the Company and the Bank, including the requirement that thrift holding companies be subject to consolidated capital requirements, effective on the Designated Transfer Date. In addition, on September 12, 2010, the Basel Committee adopted the Basel III capital rules. These rules, which will be phased in over a period of years, set new standards for common equity, tier 1 and total capital, determined on a risk-weighted basis. The impact on the Company and the Bank of the Basel III rules cannot be determined at this time. For additional information, see "-- Capital Requirments -- Possible Changes to Capital Requirements Resulting from Basel III" set forth below.

Prompt Corrective Action.  The OTS is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization.  Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of tier 1 (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized."  An institution that has a total risk-based capital ratio less than 6%, a tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized."  Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized."  OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  "Significantly undercapitalized" and "critically undercapitalized" institutions are subject to more extensive mandatory regulatory actions.  The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  At March 31, 2011, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.  For additional information, see Note 15 of the Notes to Consolidated Financial Statements included in the Annual Report.

Capital Requirements.  Federally insured savings institutions, such as the Bank, are required to maintain a minimum level of regulatory capital.  The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings institutions.  These capital requirements must be generally as stringent as the comparable capital requirements for national banks.  The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation), and the prompt corrective action standards, discussed above, also establish, in effect, a minimum 2% tangible capital standard.  Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income.  In addition, all intangible assets must be deducted from tangible capital for calculating compliance with the requirement.  At March 31, 2011, the Bank had tangible capital of $76.4 million, or 8.3% of adjusted total assets, which is $57.9 million above the minimum requirement of 2% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 4% of adjusted total assets unless an institution's supervisory condition is such to allow it to maintain a 3.0% ratio.  Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships.  At March 31, 2011, the Bank had core capital equal to $76.4 million, or 8.3% of adjusted total assets, which is $57.9 million above the minimum requirement of 4% in effect on that date.

The OTS also requires savings institutions to have core capital equal to 4% of risk-weighted assets ("Tier 1 risk-based").  At March 31, 2011, the Bank had Tier 1 risk-based capital of $76.4 million, or 15.4% of risk-weighted assets, which is $56.5 million above the minimum on that date.  The OTS risk-based requirement requires savings institutions to have total capital of at least 8% of risk-weighted assets.  Total capital consists of core capital, as defined above, and supplementary capital.  Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.  Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.  The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.

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

On March 31, 2011 the Bank had total risk-based capital of $82.6 million and risk-weighted assets of $497.5 million, or total capital of 16.6% of risk-weighted assets.  This amount was $42.8 million above the 8% requirement in effect on that date.

Possible Changes to Capital Requirements Resulting from Basel III. In December 2010 and January 2011, the Basel Committee on Banking Supervision published the final texts of reforms on capital and liquidity generally referred to as "Basel III."  Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including the Bank.

For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

●	A minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period.

●	A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period.

●	A minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase-in period.

●	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.

●	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.

●	Deduction from common equity of deferred tax assets that depend on future profitability to be realized.

●	Increased capital requirements for counterparty credit risk relating to OTC derivatives, repos and securities financing activities.

●
For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator.  A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector.   The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required.

The Basel III provisions on liquidity include complex criteria establishing a liquidity coverage ratio ("LCR") and net stable funding ratio ("NSFR").  The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario.  The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon.  Although Basel III is described as a "final text," it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks.

Emergency Economic Stabilization Act of 2008 ("EESA"). In October 2008, the EESA was enacted.  The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program ("TARP").  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  Under the  TARP Capital Purchase Program ("CPP"), the Treasury will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled assets of financial institutions.  Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.  The Company completed its TARP CPP transaction on December 19, 2008, receiving $18.0 million in funding for the issuance of its Series A Preferred Stock to Treasury.

Under TARP, the Company also participated in the U.S. Treasury's Community Development Capital Initiative ("CDCI").  The Company completed its CDCI transaction on September 29, 2010.  In connection with its participation in the CDCI, the Company exchanged $18.0 million of its Series A Preferred Stock for $18.0 million of Series B Preferred Stock and simultaneously sold an additional $4.0 million of its Series B Preferred Stock to the U.S. Treasury.  For additional information regarding the Company=s participation in the CDCI, see "- Community Development Capital Initiative ("CDCI")."

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

Qualified Thrift Lender Test.  All savings institutions, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations.  This test requires a savings institution to have at least 65% of its total assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code.  Under either test, such assets primarily consist of residential housing related loans and investments.  As of March 31, 2011, the Bank maintained 96.14% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Any savings institution that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL within one year of failure and thereafter remains a QTL. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such an institution has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure (unless the institution requalifies in a timely manner after first failing the test), the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.  See " - Savings and Loan Holding Company Regulations."

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

Transactions with Affiliates.  The Bank's authority to engage in transactions with "affiliates" is limited by OTS regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board's Regulation W.  The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution.  The Company and its non-savings institution subsidiaries are affiliates of the Bank.  In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates.  In addition, certain types of transactions are  generally limited to 10% of the Bank's capital and surplus for transaction with any single affiliate and to 20% of the Bank's capital and surplus for transactions with all affiliates. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from an institution.  In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

Federal Reserve System.  The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank.  As of March 31, 2011, the Bank's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

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

If the Bank fails the QTL test, the Company must, within one year of that failure, register as, and will become subject to, the restrictions applicable to bank holding companies.  See " - Federal Regulation of Savings Institutions - Qualified Thrift Lender Test."

Dividend Payments and Common Stock Repurchases. As a South Carolina corporation, the Company is subject to restrictions on the payment of dividends under South Carolina law. In addition, as a savings and loan holding company, the Company's ability to declare and pay dividends is dependent on certain federal regulatory considerations. The Company is an entity separate and distinct from its principal subsidiary, Security Federal, and derives substantially all of its revenue in the form of dividends from this subsidiary. Accordingly, the Company is, and will be, dependent upon dividends from the Bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common stock. The Bank's ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. See " - Federal Regulation of Savings Institutions - Limitations on Capital Distributions."

As a result of the Company's participation in the TARP CDCI, it is subject to certain limitations regarding the payment of dividends on and the repurchase of its common stock. Without the consent of the U.S. Treasury, the Company may not increase the cash dividend on its common stock or, pay any dividends on its common stock unless it is current in its dividend payments to the U.S. Treasury on the Series B Preferred Stock. In addition and subject to limited exceptions, with the consent of the U.S. Treasury, the Company also may not redeem, repurchase or otherwise acquire shares of its common stock or preferred stock other than the Series B Preferred Stock or trust preferred securities.

Dodd-Frank Act.  On July 21, 2010 the Dodd-Frank Act was signed into law. The Dodd-Frank Act is expected to have a broad impact on the financial services industry, including significant regulatory and compliance changes and changes to corporate governance matters affecting public companies. Many of the requirements called for in the Dodd-

Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Among other things, the legislation will:

(i)
Centralizes responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, with broad rulemaking, supervision and enforcement authority for a wide range of  consumer protection  laws that would apply to all banks.

(ii)	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.

(iii)
Require the federal banking regulators to seek to make their capital requirements countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

(iv)	Changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital.

(v)
Increase the minimum ratio of net worth to insured deposits of the Deposit Insurance Fund from 1.15% to 1.35% and require the FDIC, in setting assessments, to offset the effect of the increase on institutions with assets of less than $10 billion.  As a result, this increase is expected to impose more deposit insurance cost on institutions with assets of $10 billion or more.

(vi)
Provide for new disclosure and other requirements relating to executive compensation and corporate governance and a prohibition on compensation arrangements that encourage inappropriate risks or that could provide excessive compensation.

(vii)
Makes permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until January 1, 2013, for non-interest bearing transaction accounts and IOLTA accounts at all insured depository institutions.

(viii)	Repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

(ix)
Amend the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

(x)
Eliminate the OTS one year from the date of the new law's enactment and the OCC, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts, including the Bank.  In addition, The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS, including the Company.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, the Bank and the financial services industry more generally. Provisions in the legislation that affect deposit insurance assessments, and payment of interest on demand deposits could increase the costs associated with deposits. Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future. Based on past experience with new legislation, it can be anticipated that the Dodd-Frank Act, directly and indirectly, will significantly impact the business of the Company and the Bank and increase compliance costs.

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

Distributions.  To the extent that the Bank makes "nondividend distributions" to the Company, these distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income.  Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation.  However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve.  The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Thus, if, after the Conversion, the Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes).  See "Regulation - Federal Regulation of Savings Institutions - Limitations on Capital Distributions" for limits on the payment of dividends by the Bank.  The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

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

Audits.  The Company, the Bank and its consolidated subsidiaries have been audited or their books closed without audit by the IRS with respect to consolidated federal income tax returns through March 31, 1999.  See Note 14  of the Notes to Consolidated Financial Statements contained in the Annual Report for additional information regarding income taxes.

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

Risks Related to our Business

Our provision for loan losses and net loan charge offs have remained at elevated levels and we may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

For the year ended March 31, 2011, we recorded a provision for loan losses of $7.8 million compared to $8.2 million for the year ended March 31, 2010.  We also recorded net loan charge-offs of $7.6 million for the year ended March 31, 2011 compared to $6.0 million for the year ended March 31, 2010.  We are experiencing elevated levels of loan delinquencies and credit losses.  Slower sales, excess inventory and declining prices have been the primary causes of the increase in delinquencies and foreclosures for acquisition and development ("A&D") loans and commercial real estate loans.  At March 31, 2011, our total non-performing assets were $26.9 million.  Further, our portfolio is concentrated in A&D loans, commercial business and commercial real estate loans, all of which generally have a higher risk of loss than residential mortgage loans.

If current weak conditions in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses.  Moreover, if the recession is prolonged, we expect that it could continue to severely impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses.  As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

●	cash flow of the borrower and/or the project being financed;

●	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;

●	the duration of the loan;

●	the character and creditworthiness of a particular borrower; and

●	changes in economic and industry conditions.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

●	our general reserve, based on our historical default and loss experience and certain macroeconomic factors based on management's expectations of future events; and

●	our specific reserve, based on our evaluation of non-performing loans and their underlying collateral

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes.  If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Our allowance for loan losses was 2.54% of total loans outstanding and 99.9% of non-performing loans at March 31, 2011. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

The weak economy in the market areas we serve may continue to adversely impact our earnings and could increase the credit risk associated with our loan portfolio.

Our success depends primarily on the general economic conditions of the states of South Carolina and Georgia and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers located primarily in Aiken, Richland, and Lexington Counties in South Carolina and Columbia County in Georgia. As of March 31, 2011, substantially our entire real estate portfolio consisted of loans secured by properties located in these four counties. The local economic conditions in our market areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.

A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

●	loan delinquencies, problem assets and foreclosures may increase;

●	demand for our products and services may decline;

●	collateral for loans made may decline further in value, in turn reducing customers' borrowing power, reducing the value of assets and collateral associated with existing loans; and

●	the amount of our low-cost or non-interest bearing deposits may decrease.

Our loan portfolio includes commercial real estate loans with a higher risk of loss.

At March 31, 2011, commercial real estate loans were $307.0 million or 61.2% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans.  Repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  Commercial real estate loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  Included within this category are A&D loans. At March 31, 2011, A&D loans were $13.4 million or 2.7% of our total loan portfolio.  This type of lending contains the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project.  If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences.  Loans on land under development or held for future construction also poses additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  These risks can be significantly impacted by supply and demand conditions.  As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to independently repay principal and interest.  While our origination of A&D loans have decreased significantly in the last two years, we continue to have significant levels of construction loan balances.  Most of our construction loans are for the construction of single family residences.  Reflecting the current slowdown in the residential market, the secondary market for land and construction loans is not readily liquid, so we have less opportunity to mitigate our credit risk by selling part or all of our interest in these loans.  If we foreclose on a construction loan, our holding period for the collateral typically may be longer than we have historically experienced because there are fewer potential purchasers of the collateral.  The decline in the number of potential purchasers has contributed to the decline in the value of these loans. Accordingly, charge-offs on construction and land loans may be larger than those incurred by other segments of our loan portfolio.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At March 31, 2011, we had $13.5 million or 2.7% of our total loans in commercial business loans.  Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The Federal Deposit Insurance Corporation, the Federal Reserve, the Office of Thrift Supervision and the Office of the Comptroller of the Currency, have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending.  Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors,  (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial  real estate related entities, represent 300% or more of total capital.  The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.  We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our $307.0 million balance in commercial real estate loans at March 31, 2011 represented 300% or more of our total capital.  While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance which could result in additional costs to us.

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

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed upon and the property taken in as real estate owned, and at certain other times during the assets holding period.  Our net book value in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset's net book value over its fair value.  If our valuation process is incorrect, the fair value of our investments in real estate may not be sufficient to recover our net book value in such assets, resulting in the need for additional charge-offs. Additional material charge-offs to our investments in real estate could have a material adverse effect on our financial condition and results of operations.

In addition, bank regulators periodically review our real estate owned and may require us to recognize further charge-offs.  Any increase in our charge-offs, as required by such regulators, may have a material adverse effect on our financial condition and results of operations.

The value of the securities in our investment securities portfolio may be negatively affected by continued disruptions in securities markets.

The market for some of the investment securities held in our portfolio has become increasingly volatile in recent years. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks.  There can be no assurance that the declines in market value associated with these disruptions will not result in other-than-temporary or permanent impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our financial condition and results of operations.

Fluctuating interest rates can adversely affect our profitability.

Our profitability is dependent to a large extent upon net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities.  We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively.  Changes in interest rates also can affect: (1) our ability to originate and/or sell loans; (2) the value of our interest-earning assets, which would negatively impact shareholders' equity, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable or variable rate loans.  Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.  If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

Our loan portfolio possesses increased risk due to our level of adjustable rate loans.

A substantial amount of our real estate secured loans held are adjustable-rate loans. Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, increasing the possibility of defaults that may adversely affect our profitability.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

Liquidity is essential to our business and the inability to obtain adequate funding may negatively affect growth and, consequently, our earnings capability and capital standards. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general.  Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

Decreased volumes and lower gains on sales and brokering of mortgage loans sold could adversely impact net income.

We originate and sell mortgage loans as well as broker mortgage loans. Changes in interest rates affect demand for our loan products and the revenue realized on the sale of loans. A decrease in the volume of loans sold/brokered can decrease our revenues and net income.

Financial reform legislation enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).  This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 18 months.  These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations.  Generally, trust preferred securities will no longer be eligible as Tier 1 capital, but our currently outstanding Series B Preferred Stock issued to Treasury in connection with our participation in Treasury's CDCI program will continue to qualify as Tier 1 capital.  In addition, the banking regulators are required to seek to make capital requirements for banks and bank holding companies, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us.  For example, effective one year after the date of enactment, the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts.  Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor and non-interest-bearing transaction accounts and IOLTA accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company's proxy materials.  The legislation also directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Financial institutions with $10 billion or less in assets, such as banks, will continue to be examined for compliance with the consumer laws by their primary bank regulators.

The Dodd-Frank Act also eliminates the Office of Thrift Supervision effective July 21, 2011.  With the elimination of the Office of Thrift Supervision, the Office of the Comptroller of the Currency will be the primary federal banking regulator for Security Federal Bank, making the Board of Governors of the Federal Reserve System the primary federal banking regulator for Security Federal Corporation, imposing capital requirements on Security Federal Corporation, and implementing numerous other changes.  No assurances can be given as to whether or in what form such changes may occur.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us.  However, compliance with this new law and its implementing regulations will result in additional operating costs that could have a material adverse effect on our financial condition and results of operations.

Increases in deposit insurance premiums and special FDIC assessments will negatively impact our earnings.

Federal Deposit Insurance Corporation insurance premiums increased significantly in 2009 and we may pay  higher Federal Deposit Insurance Corporation premiums in the future.

The Dodd-Frank Act established 1.35% as the minimum reserve ratio.  The Federal Deposit Insurance Corporation has adopted a plan under which it will meet this ratio by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the Federal Deposit Insurance Corporation to offset the effect on institutions with assets less than $10 billion of the increase in the minimum reserve ratio to 1.35% from the former minimum of 1.15%.  The Federal Deposit Insurance Corporation has not announced how it will implement this offset.  In addition to the statutory minimum ratio, the Federal Deposit Insurance Corporation must set a designated reserve ratio or DRR, which may exceed the statutory minimum.  The Federal Deposit Insurance Corporation has set 2.0 as the DRR.

As required by the Dodd-Frank Act, the Federal Deposit Insurance Corporation has adopted final regulations under which insurance premiums are based on an institution's total assets minus its tangible equity instead of its deposits.  While our Federal Deposit Insurance Corporation insurance premiums initially will be reduced by these regulations, it is possible that our future insurance premiums will increase under the final regulations.

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

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed, the cost of that capital may be very high and it may result in dilution to our existing stockholders.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  We anticipate that our capital resources will satisfy our capital requirements for the foreseeable future. Nonetheless, we may at some point need to raise additional capital to support continued growth.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all. In addition, the price for the additional capital may result in dilution to our current stockholders. If we cannot raise additional capital when needed, our  operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, if we are unable to raise additional capital when required by our banking regulators, we may be subject to additional adverse regulatory action.

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

New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company's stockholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading "Item 1. Business - Regulation."  These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time.

Such changes could subject us to additional costs, limit the types of financial services and products we may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices, and/or increase the ability of non-banks to offer competing financial services and products, among other things.  For example, a federal rule which took effect on July 1, 2010 prohibits a financial institution from automatically enrolling customers in overdraft protection programs, on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service.  This new rule adversely affected our non-interest income during the second half of 2010. Compared to the quarters ended March 31, 2010 and September 30, 2010, income related to total service charges and ATM fees decreased $31,000 and $32,000, respectively, during the quarter ended March 31, 2011.  This rule is likely to continue to adversely affect the results of our operations by reducing the amount of our non-interest income.

Our success depends on our continued ability to maintain compliance with the various regulations to which we are subject.  Some of these regulations may increase our costs and thus place other financial institutions in stronger, more favorable competitive positions. We cannot predict what restrictions may be imposed upon us with future legislation.

An increase in interest rates, change in the programs offered by governmental sponsored entities ("GSE") or our ability to qualify for such programs may reduce our mortgage revenues, which would negatively impact our non-interest income.

Our mortgage banking operations provide a portion of our non-interest income.  We generate mortgage revenues primarily from gains on the sale of single-family mortgage loans pursuant to programs currently offered by Fannie Mae, Freddie Mac and non-GSE investors.  These entities account for a substantial portion of the secondary market in residential mortgage loans.  Any future changes in these programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect our results of operations.  Further, in a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors.  This would result in a decrease in mortgage banking revenues and a corresponding decrease in non-interest income.  In addition, our results of operations are affected by the amount of non-interest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs.  During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.

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

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the community banking industry where Security Federal Bank conducts its business.  The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. In addition, the American Recovery and Reinvestment Act has imposed significant limitations on executive compensation for recipients, such as use of funds under the Treasury's Community Development Capital Initiative program, which may make it more difficult for us to retain and recruit key personnel.  Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel.  In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our Chief Executive Officer, Timothy W. Simmons, and certain other employees.  In addition, our success has been and continues to be highly dependent upon the services of our directors, many of whom are at or nearing retirement age, and we may not be able to identify and attract suitable candidates to replace such directors.

Item 2.     Properties

At March 31, 2011, Security Federal owned the buildings and land for eight of its branch offices and the operations center, leased the land and owned the improvements thereon for one of its offices, and leased the remaining five offices, including its main office.  The Company also leased an operation center for Security Federal Insurance.  The property related to the offices owned by Security Federal had a depreciated cost (including land) of approximately $11.7 million at March 31, 2011.  At March 31, 2011, the aggregate net book value of leasehold improvements (excluding furniture and equipment) associated with leased premises was $2.6 million.  In addition to the properties related to current Company offices, Security Federal owned five other properties at March 31, 2011.  Three lots owned for future branch sites include one in Aiken County, South Carolina and two in Richland County, South Carolina, which had a combined book value of $2.2 million at March 31, 2011.   Another lot in Aiken County, to be used for a possible new Operations Center, had a book value of $236,000.  The other property consisting of land and a building, located adjacent to the 1705 Whiskey Road office, is currently leased and had a book value of approximately $282,000 at March 31, 2011.  See Note 5 of the Notes to Consolidated Financial Statements contained in the Annual Report.

The following table sets forth the net book value of the offices owned (including land) and leasehold improvements on properties leased by Security Federal at March 31, 2011.

Location	Owned or Leased	Lease Expiration Date	Date Facility Opened/ Acquired	Gross Square Footage	Net Book Value

Main Office:

238 Richland Avenue, W. Aiken, South Carolina	Leased	2016	2006	3,840	$861,000

Full Service Branch Offices:

100 Laurens Street, N.W. Aiken, South Carolina	Leased	2016	1959	3,840	861,000

1705 Whiskey Road S. Aiken, South Carolina	Owned	N/A	1980	10,000	1,030,000

313 East Martintown Road North Augusta, South Carolina	Owned	N/A	1973	4,356	799,000

1665 Richland Avenue, W. Aiken, South Carolina	Owned	N/A	1984	1,942	196,000

Montgomery & Canal Streets Masonic Shopping Center Graniteville, South Carolina	Leased	2007	1993 (1)	3,576	127,000

2812 Augusta Road Langley, South Carolina	Owned	N/A	1993 (1)	2,509	61,000

4568 Jefferson Davis Highway Clearwater, South Carolina	Owned	N/A	2008	2,287	1,492,000

118 Main Street North Wagener, South Carolina	Owned	N/A	1993 (1)	3,600	146,000

Location	Owned or Leased	Lease Expiration Date	Date Facility Opened/ Acquired	Gross Square Footage	Net Book Value

1185 Sunset Boulevard West Columbia, South Carolina	Leased	2015	2000	10,000	318,000

2587 Whiskey Road Aiken, South Carolina	Owned	N/A	2006	4,000	1,403,000

5446 Sunset Boulevard Lexington, South Carolina	Owned (2)	N/A	2003	9,200	1,187,000

1900 Assembly Street	Leased (3)	N/A	2007	6,000	435,000
Columbia, South Carolina

7004 Evans Town Center	Owned	N/A	2007	18,000	4,233,000
Evans, Georgia

Operations Center:
871 East Pine Log Road Aiken, South Carolina	Owned	N/A	1988	10,000	1,156,000

Insurance & Marketing Offices 234 Richland Avenue, West Aiken, South Carolina	Leased	2016	2006	1,948	--

Insurance Operations Center 517-521 Belvedere Clearwater Road North Augusta, South Carolina	Leased	2011	2006	4,600	25,000
____________
(1)	Represents acquisition date.
(2)	Security Federal has a lease on the land for this office which expires in 2018, but has options through 2063.
(3)	Security Federal has a lease on the land for this office which expires in 2027, but has options through 2047.

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

The information contained in the section captioned "Shareholders Information - Price Range of Common Stock" and " - Dividends" in the Annual Report which is incorporated herein by reference.

Stock Repurchases.  The Company had not stock repurchases of its outstanding common stock during the fourth quarter of the year ended March 31, 2011.

The Company is subject to restrictions on its ability to repurchase its common stock pursuant to the terms of the securities purchase agreement between the Company and the U.S. Treasury.  Accordingly, no shares were repurchased during the year ended March 31, 2011.

Equity Compensation Plan Information.  The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph.  The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return on the NASDAQ Composite Index and a peer group of the SNL All Thrift Index.  Total return assumes the reinvestment of all dividends and that the value of Common Stock and each index was $100 on March 31, 2006.

150
125
100
75
50
25
0
Index Value
Security Federal Corporation
NASDAQ Composite
SNL Thrift Index
3/31/06
3/31/07
3/31/08
3/31/09
3/31/10
3/31/11

	Period Ending
Index	3/31/06	3/31/07	3/31/08	3/31/09	3/31/10	3/31/11
Security Federal Corporation	$100.00	103.11	96.95	66.43	43.44	49.57
NASDAQ Composite	100.00	104.23	96.89	67.00	106.10	124.34
SNL Thrift Index	100.00	105.73	64.44	36.04	43.18	41.29

Item 6.	Selected Financial Data

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent and Registered Accounting Firm*
Consolidated Balance Sheets, March 31, 2011 and 2010*
Consolidated Statements of Income For the Years Ended March 31, 2011, 2010 and 2009*
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income For
                 the Years Ended March 31, 2011, 2010 and 2009*
Consolidated Statements of Cash Flows For the Years Ended March 31, 2011, 2010 and 2009*
Notes to Consolidated Financial Statements*
Quarterly Financial Data (unaudited)*

* Contained in the Annual Report filed as an exhibit hereto and incorporated herein by reference.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures: An evaluation of the Company=s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this report.  The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2011, utilizing the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of March 31, 2011 is effective.

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

(c)      Changes in Internal Controls:  There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained under the section captioned "Proposal 1 - Election of Directors" in the Proxy Statement is incorporated herein by reference.

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

Code of Ethics.  The Board of Directors has adopted a Code of Ethics for the Company's officers (including its senior financial officers), directors and employees.  The Code is applicable to the Company's principal executive officer and senior financial officers.  The Company has posted its Code of Ethics on its website www.securityfederalbank.com.

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

(d)           Equity Compensation Plan Information

The following table sets forth certain information with respect to securities to be issued under the Company's equity compensation plans as of March 31, 2011.

			(c)
			Number of securities
	(a)	(b)	remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price	under equity
	exercise of	of outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan category	warrants and rights	and rights	reflected in column (a))

Equity compensation plans approved
by security holders:
1999 Stock Option Plan	48,900	22.95	--
2002 Stock Option Plan	23,000	21.39	--
2006 Stock Option Plan	9,500	22.97	--
2008 Equity Incentive Plan	--	--	50,000
Equity compensation plans not
approved by security holders	--	--	--
Total	81,400	22.51	50,000

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

Item 14.   Principal Accounting Fees and Services

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

3.	Exhibits:

3.1           Articles of Incorporation, as amended (1)
3.2	Articles of Amendment, including Certificate of Designation relating to the Company's Fixed Rate Cumulative Perpetual Preferred Stock Series A (2)
3.3	Articles of Amendment, including Certificate of Designation relating to the Company's Fixed Rate Cumulative Perpetual Preferred Stock Series B (3)
3.3           Bylaws (4)
4.1           Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (5)
4.2	Form Preferred Stock Certificate of the Company (2)(3)
4.3	Warrant to purchase shares of the Company's common stock dated December 19, 2008 (2)
4.4	Letter Agreement (including Securities Purchase Agreement - Standard Terms, attached as Exhibit A) dated December 19, 2008 between the Company and the United States Department of the Treasury (2)
4.5	Form of Indenture with respect to the Company's 8.0% Convertible Senior Debentures Due
2029 (6)
4.6	Specimen Convertible Senior Debenture Due 2029 (6)
4.7	Letter Agreement (including Securities Exchange Agreement - Standard Terms, attached as Exhibit A) dated September 29, 2010 between the Company and the United States Department of the Treasury (3)
4.8	Letter Agreement (including Securities Purchase Agreement - Standard Terms, attached as Exhibit A) dated September 29, 2010 between the Company and the United States Department of the Treasury (3)
10.1         1993 Salary Continuation Agreements (7)
10.2         Amendment One to 1993 Salary Continuation Agreements (8)

10.3	Form of 2006 Salary Continuation Agreement (9)
10.4         1999 Stock Option Plan (4)
10.5         2002 Stock Option Plan (10)
10.6         2006 Stock Option Plan (11)
10.7	2008 Equity Incentive Plan (12)
10.8	Form of incentive stock option agreement and non-qualified stock option agreement pursuant to the 2006 Stock Option Plan (11)
10.9         2004 Employee Stock Purchase Plan (13)
10.10       Incentive Compensation Plan (7)
10.11       Form of Security Federal Bank Salary Continuation Agreement (14)
10.12       Form of Security Federal Split Dollar Agreement (14)
10.13       Form of Compensation Modification Agreement (2)
13	Annual Report to Stockholders
14	Code of Ethics (15)
21            Subsidiaries of Registrant
23            Consent of Elliott Davis, LLC
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Certification of Principal Executive Officer of Security Federal Corporation To Chief Compliance Officer Of The Troubled Asset Relief Program Pursuant to 31 CFR § 30.15
99.2	Certification of Principal Financial Officer of Security Federal Corporation To Chief Compliance Officer Of The Troubled Asset Relief Program Pursuant to 31 CFR § 30.15
___________
(1)	Filed on June 26, 1998, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
(2)           Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 19, 2008.
(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 29, 2010.
(4)	Filed on March 2, 2000, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference.
(5)	Filed on August 12, 1987, as an exhibit to the Company's Registration Statement on Form 8-A and incorporated herein by reference.
(6)	Filed on July 13, 2009 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-160553) and incorporated herein by reference.
(7)	Filed on June 28, 1993, as an exhibit to the Company's Annual Report on Form 10-KSB and incorporated herein by reference.
(8)	Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.
(9)	Filed on May 24, 2006 as an exhibit to the Company's Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
(10)	Filed on June 19, 2002, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
(11)	Filed on August 22, 2006, as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-136813) and incorporated herein by reference.
(12)	Filed on June 20, 2008, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
(13)	Filed on June 18, 2004, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
(14)	Filed on May 24, 2006 as an exhibit to the Current Report on Form 8-K and incorporated herein by reference.
(15)	Filed on June 27, 2007, as an exhibit to the Company's Annual Report on Form 10-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURITY FEDERAL CORPORATION

Date: June 22, 2011	By:/s/ Timothy W. Simmons
Timothy W. Simmons
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Timothy W. Simmons	June 22, 2011
Timothy W. Simmons
 President, Chief Executive Officer and Director
 (Principal Executive Officer)

By:	/s/ Roy G. Lindburg	June 22, 2011
Roy G. Lindburg
Chief  Financial Officer and Director
(Principal Financial and Accounting Officer)

By:	June __, 2011
T. Clifton Weeks
Chairman of the Board and Director

By:	/s/ J. Chris Verenes	June 22, 2011
J. Chris Verenes
President of the Bank and Director of
the Company and the Bank

By:	/s/ Gasper L. Toole III	June 22, 2011
Gasper L. Toole III
Director

By:	/s/ Robert E. Alexander	June 22, 2011
Robert E. Alexander
Director

By:	/s/ Thomas L. Moore	June 22, 2011
Thomas L. Moore
Director

By:	/s/ William Clyburn	June 22, 2011
William Clyburn
Director

By:	/s/ Frank M. Thomas, Jr.	June 22, 2011
Frank M. Thomas, Jr.
Director

By:	June __, 2011
Harry O. Weeks, Jr.
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