Form 10-Q
period 2011-06-30
SECURITY FEDERAL CORP
filed 2011-08-15
CIK 818677

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10 – Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes [ X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filed	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).
YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	August 12, 2011	2,944,001

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

Part I.  Financial Information
Item 1.  Financial Statements
Security Federal Corporation and Subsidiaries
Consolidated Balance Sheets
	June 30, 2011	March 31, 2011
Assets:	(Unaudited)	(Audited)
Cash And Cash Equivalents	$9,704,508	$7,835,638
Certificates Of Deposits With Other Banks	100,872	100,432
Investment And Mortgage-Backed Securities:
Available For Sale: (Amortized cost of $329,681,078 at June 30, 2011 and $333,387,779 at March 31, 2011)	339,910,502	339,252,790
Held To Maturity: (Fair value of $43,815,708 at June 30, 2011 and $34,122,925 at March 31, 2011)	42,454,290	33,165,125
Total Investment And Mortgage-Backed Securities	382,364,792	372,417,915
Loans Receivable, Net:
Held For Sale	4,052,268	5,166,234
Held For Investment: (Net of allowance of $13,502,573 at June 30, 2011 and $12,501,800 at March 31, 2011)	463,762,373	479,304,382
Total Loans Receivable, Net	467,814,641	484,470,616
Accrued Interest Receivable:
Loans	1,624,280	1,742,281
Mortgage-Backed Securities	942,086	944,667
Investments	1,108,644	889,297
Premises And Equipment, Net	19,459,222	19,800,616
Federal Home Loan Bank Stock (“FHLB”), At Cost	10,054,200	11,267,485
Bank Owned Life Insurance	10,521,305	10,416,305
Repossessed Assets Acquired In Settlement Of Loans	13,653,896	14,433,853
Intangible Assets, Net	136,980	159,500
Goodwill	1,199,754	1,199,754
Prepaid Federal Deposit Insurance Corporation (“FDIC”) Premium	2,538,541	2,815,328
Other Assets	3,849,476	5,050,362
Total Assets	$925,073,197	$933,544,049

Liabilities And Shareholders’ Equity
Liabilities:
Deposit Accounts	$684,192,963	$690,357,114
Advances From FHLB	133,382,235	138,136,338
Other Borrowed Money	10,714,798	11,195,474
Advance Payments By Borrowers For Taxes And Insurance	510,224	381,488
Mandatorily Redeemable Financial Instrument	-	1,467,312
Junior Subordinated Debentures	5,155,000	5,155,000
Senior Convertible Debentures	6,084,000	6,084,000
Other Liabilities	4,773,151	4,755,118
Total Liabilities	$844,812,371	$857,531,844

Shareholders' Equity:
Serial Preferred Stock, $.01 Par Value; Authorized Shares 200,000; Issued And Outstanding Shares, 22,000 At June 30, 2011 And At March 31, 2011	$22,000,000	$22,000,000
Common Stock, $.01 Par Value; Authorized Shares – 5,000,000; Issued - 3,144,934 And Outstanding Shares – 2,944,001 At June 30, 2011 And 3,144,934 And 2,944,001 At March 31, 2011	31,449	30,884
Warrant Issued In Conjunction With Serial Preferred Stock	400,000	400,000
Additional Paid-In Capital	11,593,122	10,176,375
Treasury Stock, (At Cost, 200,933 Shares At June 30, 2011 And March 31, 2011, Respectively)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive Income	6,345,176	3,637,675
Retained Earnings, Substantially Restricted	44,221,791	44,097,983
Total Shareholders' Equity	$80,260,826	$76,012,205
Total Liabilities And Shareholders' Equity	$925,073,197	$933,544,049
See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
	Three Months Ended June 30,
	2011	2010
Interest Income:
Loans	$7,340,697	$8,368,838
Mortgage-Backed Securities	2,117,531	2,300,418
Investment Securities	771,454	681,245
Other	469	174
Total Interest Income	10,230,151	11,350,675

Interest Expense:
NOW And Money Market Accounts	446,880	578,185
Statement Savings Accounts	12,674	17,507
Certificate Accounts	1,440,603	2,088,953
Advances And Other Borrowed Money	1,269,056	1,562,443
Junior Subordinated Debentures	57,847	57,897
Senior Convertible Debentures	121,680	121,680
Total Interest Expense	3,348,740	4,426,665

Net Interest Income	6,881,411	6,924,010
Provision For Loan Losses	2,300,000	1,900,000
Net Interest Income After Provision For Loan Losses	4,581,411	5,024,010
Non-Interest Income:
Gain On Sale Of Investments	171,224	199,511
Gain On Sale Of Loans	107,270	268,677
Service Fees On Deposit Accounts	270,693	293,885
Income From Cash Value Of Life Insurance	105,000	95,000
Commissions On Insurance	92,102	90,827
Trust Income	114,000	109,500
Mandatorily Redeemable Financial Instrument Valuation	50,000	(40,000)
Check Card Fee Income	202,392	165,865
Other	158,613	208,777
Total Non-Interest Income	1,271,294	1,392,042

General And Administrative Expenses:
Salaries And Employee Benefits	2,842,978	3,006,484
Occupancy	478,752	514,192
Advertising	85,680	120,794
Depreciation And Maintenance Of Equipment	412,625	456,035
FDIC Insurance Premiums	292,205	312,048
Amortization of Intangibles	22,520	22,500
Net cost of operation of other real estate owned	36,610	174,071
Other	989,154	946,604
Total General And Administrative Expenses	5,160,524	5,552,728

Income Before Income Taxes	692,181	863,324
Provision For Income Taxes	231,134	322,745
Net Income	461,047	540,579
Preferred Stock Dividends	110,000	225,000
Accretion Of Preferred Stock To Redemption Value	-	18,816
Net Income Available To Common Shareholders	$351,047	$296,763

Basic Net Income Per Common Share	$0.12	$0.12
Diluted Net Income Per Common Share	$0.12	$0.12
Cash Dividend Per Share On Common Stock	$0.08	$0.08
Basic Weighted Average Shares Outstanding	2,944,001	2,461,095
Diluted Weighted Average Shares Outstanding	2,944,001	2,559,475
See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
 Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Unaudited)

	Preferred Stock	Warrants	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance At March 31, 2010	$17,692,609	$400,000	$26,055	$5,352,144	$(4,330,712)	$4,608,080	$44,112,443	$67,860,619
Net Income	-	-	-	-	-	-	540,579	540,579
Other Comprehensive Income, Net Of Tax:
Unrealized Holding Gains On Securities Available For Sale, Net Of Taxes	-	-	-	-	-	1,579,337	-	1,579,337
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes	-	-	-	-	-	(123,697)	-	(123,697)
Comprehensive Income	-	-	-	-	-	-	-	1,996,219
Accretion Of Preferred Stock To Redemption Value	18,816	-	-	-	-	-	(18,816)	-
Stock Compensation Expense	-	-	-	8,281	-	-	-	8,281
Cash Dividends On Preferred	-	-	-	-	-	-	(225,000)	(225,000)
Cash Dividends On Common	-	-	-	-	-	-	(196,888)	(196,888)
Balance At June 30, 2010	$17,711,425	$400,000	$26,055	$5,360,425	$(4,330,712)	$6,063,720	$44,212,318	$69,443,231

	Preferred Stock	Warrants	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance At March 31, 2011	$22,000,000	$400,000	$30,884	$10,176,375	$(4,330,712)	$3,637,675	$44,097,983	$76,012,205
Net Income	-	-	-	-	-	-	461,047	461,047
Other Comprehensive Income, Net Of Tax:
Unrealized Holding Gains On Securities Available For Sale, Net Of Taxes	-	-	-	-	-	2,813,659	-	2,813,659
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes	-	-	-	-	-	(106,158)	-	(106,158)
Comprehensive Income	-	-	-	-	-	-	-	3,168,548
Redemption Of Mandatorily Redeemable Financial Instrument	-	-	565	1,416,747	-	-	-	1,417,312
Stock Compensation Expense	-	-	-	-	-	-	8,281	8,281
Cash Dividends On Preferred	-	-	-	-	-	-	(110,000)	(110,000)
Cash Dividends On Common	-	-	-	-	-	-	(235,520)	(235,520)
Balance At June 30, 2011	$22,000,000	$400,000	$31,449	$11,593,122	$(4,330,712)	$6,345,176	$44,221,791	$80,260,826

See accompanying notes to consolidated financial statements

Security Federal Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net Income	$461,047	$540,579

Adjustments To Reconcile Net Income To Net Cash Provided (Used) By Operating Activities:
Depreciation And Amortization Expense	368,806	395,646
Amortization Of Intangible Assets	22,520	22,500
Stock Option Compensation Expense	8,281	8,281
Discount Accretion And Premium Amortization	1,065,030	617,026
Provisions For Losses On Loans And Real Estate	2,300,000	1,900,000
Gain On Sale of Investments Available For Sale	(102,865)	(64,593)
Gain On Sale of Mortgage-Backed Securities Available For Sale	(68,359)	(134,918)
Gain On Sale Of Loans	(107,270)	(268,677)
Loss (Gain) On Sale Of Real Estate	(62,222)	53,745
Amortization Of Deferred Fees On Loans	(6,406)	(28,582)
Mandatorily Redeemable Financial Instrument Valuation	(50,000)	40,000
Income From Bank Owned Life Insurance	(105,000)	(95,000)
Proceeds From Sale Of Loans Held For Sale	11,132,175	20,685,452
Origination Of Loans For Sale	(9,910,939)	(26,730,557)
(Increase) Decrease In Accrued Interest Receivable:
Loans	118,001	(85,238)
Mortgage-Backed Securities	2,581	27,559
Investments	(219,347)	(102,280)
Increase In Advance Payments By Borrowers	128,736	147,726
Other, Net	(161,204)	(628,745)
Net Cash Provided (Used) By Operating Activities	4,813,565	(3,700,076)

Cash Flows From Investing Activities:
Principal Repayments On Mortgage-Backed Securities Available For Sale	11,555,205	15,994,983
Principal Repayments On Mortgage-Backed Securities Held To Maturity	375,243	1,260,067
Purchase Of Investment Securities Available For Sale	(11,597,706)	(20,823,676)
Purchase Of Mortgage-Backed Securities Available For Sale	(8,913,028)	(21,271,011)
Purchase Of Investment Securities Held To Maturity	(1,990,350)	-
Purchase Of Mortgage-Backed Securities Held To Maturiy	(8,704,676)	-
Maturities Of Investment Securities Available For Sale	3,547,649	5,551,684
Maturities of Investment Securities Held To Maturity	1,000,000	-
Proceeds From Sale of Investment Securities Available For Sale	4,658,750	4,273,540
Proceeds From Sale of Mortgage-Backed Securities Available For Sale	3,592,201	8,838,798
Purchase Of FHLB Stock	(34,343)	-
Redemption Of FHLB Stock	1,247,628	-
Decrease In Loans To Customers	11,350,642	3,698,101
Proceeds From Sale Of Repossessed Assets	2,739,952	3,203,745
Purchase And Improvement Of Premises And Equipment	(27,412)	(441,108)
Net Cash Provided By Investing Activities	8,799,755	285,123

		(Continued)

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)- Continued

	Three Months Ended June 30,
	2011	2010
Cash Flows From Financing Activities:
Increase (Decrease) In Deposit Accounts	$(6,164,151)	$10,853,630
Proceeds From FHLB Advances	34,400,000	46,150,000
Repayment Of FHLB Advances	(39,154,103)	(53,309,022)
Net Proceeds (Repayments) Of Other Borrowings	(480,676)	192,812
Dividends To Preferred Shareholders	(110,000)	(225,000)
Dividends To Common Shareholders	(235,520)	(196,888)
Net Cash Provided (Used) By Financing Activities	(11,744,450)	3,465,532

Increase In Cash And Cash Equivalents	1,868,870	50,579
Cash And Cash Equivalents At Beginning Of Period	7,835,638	8,804,645
Cash And Cash Equivalents At End Of Period	$9,704,508	$8,855,224

Supplemental Disclosure Of Cash Flows Information:
Cash Paid During The Period For Interest	$3,476,818	$4,347,280
Cash Paid During The Period For Income Taxes	$456,321	$15,432
Additions To Repossessed Acquired Through Foreclosure	$1,897,773	$3,206,049
Change In Unrealized Gain or Loss On Securities Available For Sale, Net Of Taxes	$2,707,501	$1,455,640

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
 Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in Security Federal Corporation’s 2011 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-K for the year ended March 31, 2011 (“2011 10-K”) when reviewing interim financial statements.  The results of operations for the three month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Security Federal Corporation (the “Company”) and its wholly owned subsidiary, Security Federal Bank (the “Bank”) and the Bank’s wholly owned subsidiaries, Security Federal Insurance, Inc. (“SFINS”) and Security Financial Services Corporation (“SFSC”). SFINS was formed during fiscal 2002 and began operating during the December 2001 quarter and is an insurance agency offering auto, business, health, and home insurance.  SFINS has a wholly owned subsidiary, Collier Jennings Financial Corporation which has as subsidiaries Collier Jennings Inc., The Auto Insurance Store Inc., and Security Federal Premium Pay Plans Inc. (the “Collier Jennings Companies”). Security Federal Premium Pay Plans Inc. has one wholly owned premium finance subsidiary and also has an ownership interest in four other premium finance subsidiaries.

SFSC was formed in 1975 and was inactive for several years. During the quarter ended December 31, 2010, it was reactivated and utilized to hold and operate a repossessed hotel located in Hardeeville, South Carolina.

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

3. Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the audited consolidated financial statements at March 31, 2011 included in our 2011 Annual Report to Stockholders.  Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, and, as such, have a greater possibility of producing results that could be materially different than originally reported..  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of the consolidated financial statements.  The impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings. The Company provides for loan losses using the allowance method.  Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to the allowance for loan losses.  Additions to the allowance for loan losses are provided by charges to operations based on various factors, which, in management’s judgment, deserve current recognition in estimating possible losses.  Such factors considered by management include the fair value of the underlying collateral, stated guarantees by the borrower (if applicable), the borrower’s ability to repay from other economic resources, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to the outstanding loans, loss experience, delinquency trends, and general economic conditions.  Management evaluates the carrying value of the loans periodically and the allowance is adjusted accordingly.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

3.	Critical Accounting Policies, Continued

While management uses the best information available to make evaluations, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making these evaluations.  The allowance for loan losses is subject to periodic evaluations by various authorities and may be subject to adjustments based upon the information that is available at the time of their examination. For additional information see  Item 1A-Risk Factors: “Our provision for loan losses have remained at elevated levels and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations,” in our 2011 Form 10-K. The Company values impaired loans at the loan’s fair value if it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement at the present value of expected cash flows, the market price of the loan, if available, or the value of the underlying collateral.  Expected cash flows are required to be discounted at the loan’s effective interest rate.  When the ultimate collectibility of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal.  When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to interest and then to principal.  Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income to the extent that any interest has been foregone.  Further cash receipts are recorded as recoveries of any amounts previously charged off.

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

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted earnings per share by application of the treasury stock method. The reverse treasury stock method was used to determine the dilutive effect of the mandatorily redeemable shares outstanding, which were issued by the Company in conjunction with the acquisition of the Collier-Jennings Companies.

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

	For the Quarter Ended June 30,
	2011	2010
Earnings Available to Common Shareholders:
Net Income	$461,047	$540,579
Preferred Stock Dividends	110,000	225,000
Deemed Dividends On Preferred Stock From Net Accretion of Preferred Stock	-	18,816
Net Income Available To Common Shareholders	$351,047	$296,763

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

4.   Earnings Per Common Share, Continued

The following table shows the effect of dilutive options and warrants on the Company’s earnings per common share for the periods indicated:

	For the Quarter Ended
	June 30, 2011
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$351,047	2,944,001	$0.12
Effect of Diluted Securities:
Stock Options & Warrants	-	-	-
Diluted EPS	$351,047	2,944,001	$0.12

	For the Quarter Ended
	June 30, 2010
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$296,763	2,461,095	$0.12
Effect of Diluted Securities:
Stock Options & Warrants	-	-	-
Mandatorily Redeemable Shares	-	98,380	-
Diluted EPS	$296,763	2,559,475	$0.12

5.      Stock-Based Compensation

Certain officers and directors of the Company participate in an incentive and non-qualified stock option plan. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. The following is a summary of the activity under the Company’s stock option plans for the periods presented:

For the Quarter Ended	June 30, 2011		June 30, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, Beginning of Period	81,400	$22.51	90,900	$22.57
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	7,000	21.72	-	-
Balance, End of Period	74,400	$22.59	90,900	$22.57

Options Exercisable	49,900	$21.91	50,400	$21.93

Options Available For Grant	50,000		50,000

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

5.      Stock-Based Compensation, Continued

At June 30, 2011, the Company had the following options outstanding:

Grant Date	Outstanding Options	Option Price	Expiration Date

09/01/03	2,400	$24.00	08/31/13

12/01/03	3,000	$23.65	11/30/13

01/01/04	5,000	$24.22	12/31/13

03/08/04	7,000	$21.43	03/08/14

06/07/04	2,000	$24.00	06/07/14

01/01/05	20,500	$20.55	12/31/14

01/01/06	4,000	$23.91	01/01/16

08/24/06	5,000	$23.03	08/24/16

05/24/07	2,000	$24.34	05/24/17

07/09/07	1,000	$24.61	07/09/17

10/01/07	2,000	$24.28	10/01/17

01/01/08	16,000	$23.49	01/01/18

05/19/08	2,500	$22.91	05/19/18

07/01/08	2,000	$22.91	07/01/18

None of the options outstanding at June 30, 2011 or 2010 had an exercise price below the average market price during the three month period ended June 30, 2011 or 2010, respectively. Therefore these options were not deemed to be dilutive to earnings per share in those periods.

6.     Stock Warrants

In conjunction with its participation in the U.S. Treasury’s Capital Purchase Program, the Company sold a warrant to the U.S. Treasury to purchase 137,966 shares of the Company’s common stock at $19.57 per share. The warrant has a 10-year term and was immediately exercisable upon issuance. At June 30, 2011 and 2010, the warrant was not deemed to be dilutive. There were no changes in the Company’s stock warrants during the three months ended June 30, 2011 and 2010.

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. At June 30, 2011, the Company’s investment portfolio was comprised of government and agency bonds, mortgage-backed securities issued by government agencies or government sponsored enterprises, municipal securities and one equity investment. The portfolio did not contain any private label mortgage-backed securities. Fair value measurement is based upon prices obtained from third party pricing services who use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As such, these securities are classified as Level 2.

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

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

7.    Carrying Amounts and Fair Value of Financial Instruments, Continued

Fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sell, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and if it is over 24 months old will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. Specifically as an example, in situations where the collateral on a nonperforming commercial real estate loan is out of the Company’s primary market area, management would typically order an independent appraisal immediately, at the earlier of the date the loan becomes nonperforming or immediately following the determination that the loan is impaired. However, as a second example, on a nonperforming commercial real estate loan where management is familiar with the property and surrounding areas and where the original appraisal value far exceeds the recorded investment in the loan, management may perform an internal analysis whereby the previous appraisal value would be reviewed and adjusted for current conditions including recent sales of similar properties in the area and any other relevant economic trends. These valuations are reviewed at a minimum on a quarterly basis.

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records impaired loans as nonrecurring Level 3.

As of June 30, 2011 and March 31, 2011, the recorded investment in impaired loans was $32.5 million and $33.3 million, respectively. The average recorded investment in impaired loans was $32.9 million for the quarter ended June 30, 2011 and $37.2 million for the year ended March 31, 2011.

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

Mandatorily Redeemable Financial Instrument

The fair value is determined, in accordance with the underlying agreement at the instrument’s redemption value, as the number of shares issuable pursuant to the agreement at a price per share determined as the greater of a) $26 per share or b) 1.5 times the book value per share of the Company. This instrument is classified as Level 2. The mandatorily redeemable financial instrument was redeemed during the quarter ended June 30, 2011.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

7.    Carrying Amounts and Fair Value of Financial Instruments, Continued

Assets and liabilities measured at fair value on a recurring basis are as follows as of June 30, 2011:
Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FHLB Securities	$-	$14,284,512	$-
Federal Farm Credit Securities	-	2,028,270	-
Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) Bonds	-	10,967,660	-
Small Business Administration (“SBA”) Bonds	-	68,040,829	-
Tax Exempt Municipal Securities	-	8,442,124	-
Mortgage-Backed Securities	-	236,072,857	-
Equity Securities	-	74,250	-
Total	$-	$339,910,502	$-

There were no liabilites measured at fair value on a recurring basis as of June 30, 2011. Assets and liabilities measured at fair value on a recurring basis are as follows as of March 31, 2011:
Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FHLB Securities	$-	$14,209,332	$-
Federal Farm Credit Securities	-	2,006,600	-
FNMA and FHLMC Bonds	-	11,660,990	-
SBA Bonds	-	64,709,832	-
Taxable Municipal Securities	-	4,471,650	-
Tax Exempt Municipal Securities	-	2,034,943	-
Mortgage-Backed Securities	-	240,080,693	-
Equity Securities	-	78,750	-
Total	$-	$339,252,790	$-
Liabilities:
Mandatorily Redeemable Financial Instrument	$-	$1,467,312	$-
Total	$-	$1,467,312	$-

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The tables below present assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2011 and March 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall. Other intangible assets are measured on a non-recurring basis at least annually.  Specifically, the valuation of goodwill is performed each year at September 30.

Assets:	Level 1	Level 2	Level 3	Balance At June 30, 2011
Goodwill	$-	$-	$1,199,754	$1,199,754
Mortgage Loans Held For Sale	-	4,052,268	-	4,052,268
Impaired Loans (1)	-	-	31,268,978	31,268,978
Foreclosed Assets	-	13,653,896	-	13,653,896
Total	$-	$17,706,164	$32,468,732	$50,174,896

(1) Impaired loans are reported net of specific reserves of $1.2 million.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

7.    Carrying Amounts and Fair Value of Financial Instruments, Continued

Assets:	Level 1	Level 2	Level 3	Balance At March 31, 2011
Goodwill	$-	$-	$1,199,754	$1,199,754
Mortgage Loans Held For Sale	-	5,166,234	-	5,166,234
Impaired Loans (1)	-	31,995,829	529,363	32,525,192
Foreclosed Assets	-	14,433,853	-	14,433,853
Total	$-	$51,595,916	$1,729,117	$53,325,033

(1) Impaired loans are reported net of specific reserves of $772,476.

There were no liabilites measured at fair value on a non- recurring basis as of June 30, 2011 or March 31, 2011.

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

Senior Convertible Debentures—The fair value is estimated by discounting the future cash flows using the current rates at which similar debenture offerings with similar terms and maturities would be issued by similar institutions. As discount rates are based on current debenture rates as well as management estimates, the fair values presented may not be indicative of the value negotiated in an actual sale.

Junior Subordinated Debentures—The carrying value of junior subordinated debentures approximates fair value.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

7.    Carrying Amounts and Fair Value of Financial Instruments, Continued

The following table is a summary of the carrying value and estimated fair value of the Company’s financial instruments as of June 30, 2011 and March 31, 2011 presented in accordance with the applicable accounting guidance.

	June 30, 2011		March 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial Assets:
Cash And Cash Equivalents	$9,705	$9,705	$7,836	$7,836
Certificates of Deposits With Other Banks	101	101	100	101
Investment And Mortgage-Backed Securities	382,365	383,726	372,418	373,376
Loans Receivable, Net	467,815	459,973	484,471	482,834
FHLB Stock	10,054	10,054	11,267	11,267

Financial Liabilities:
Deposits:
Checking, Savings, And Money Market Accounts	$339,650	$339,650	$332,220	$332,220
Certificate Accounts	344,543	345,867	358,137	361,110
Advances From FHLB	133,382	143,562	138,136	147,207
Other Borrowed Money	10,715	10,715	11,195	11,195
Senior Convertible Debentures	6,084	6,084	6,084	6,084
Junior Subordinated Debentures	5,155	5,155	5,155	5,155

At June 30, 2011, the Bank had $36.5 million of off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

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

In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates. The Company has used management’s best estimate of fair value on the above assumptions.  Thus, the fair values presented may not be the amounts, which could be realized, in an immediate sale or settlement of the instrument.  In addition, any income taxes or other expenses that would be incurred in an actual sale or settlement are not taken into consideration in the fair value.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued
8.      Accounting and Reporting Changes

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in its interim and annual financial statements.  See Note 10.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. Disclosures related to TDRs under ASU 2010-20 became effective for reporting periods beginning after June 15, 2011.

In December 2010, the Intangibles topic of the ASC was amended to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings upon adoption.  Impairments occurring subsequent to adoption should be included in earnings.  The amendment is effective for the Company beginning April 1, 2011. Early adoption is not permitted.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments are effective for the Company beginning April 1, 2012 but are not expected to have a material effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments will be effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011 by ASU 2011-05.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity.  The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.

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
Notes to Consolidated Financial Statements (Unaudited), Continued

9.           Securities

Investment And Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value

FHLB Securities	$14,221,978	$146,465	$83,931	$14,284,512
Federal Farm Credit Securities	1,997,280	30,990	-	2,028,270
FNMA and FHLMC Bonds	10,962,118	39,570	34,028	10,967,660
SBA Bonds	66,944,405	1,240,191	143,767	68,040,829
Tax Exempt Municipal Bonds	8,370,825	76,505	5,206	8,442,124
Mortgage-Backed Securities	227,081,534	9,007,977	16,654	236,072,857
Equity Securities	102,938	-	28,688	74,250
	$329,681,078	$10,541,698	$312,274	$339,910,502

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value

FHLB Securities	$14,428,778	$125,259	$344,705	$14,209,332
Federal Farm Credit Securities	1,997,097	9,503	-	2,006,600
FNMA and FHLMC Bonds	11,959,119	-	298,129	11,660,990
SBA Bonds	64,382,588	599,679	272,435	64,709,832
Taxable Municipal Bond	4,556,812	12,039	97,201	4,471,650
Tax Exempt Municipal Bonds	2,027,172	7,771	-	2,034,943
Mortgage-Backed Securities	233,933,275	6,681,694	534,276	240,080,693
Equity Securities	102,938	-	24,188	78,750
	$333,387,779	$7,435,945	$1,570,934	$339,252,790

FHLB securities, Federal Farm Credit securities, FNMA and FHLMC bonds, and FNMA and FHLMC mortgage-backed securities are issued by government-sponsored enterprises (“GSEs”).  GSEs are not backed by the full faith and credit of the United States government.  SBA bonds are backed by the full faith and credit of the United States government. Included in the tables above in mortgage-backed securities are GNMA mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At June 30, 2011 and March 31, 2011, the Company held an amortized cost and fair value of $140.2 million and $145.5 million, respectively and $145.1 million and $148.5 million, respectively, in GNMA mortgage-backed securities included in mortgage-backed securities listed above. All mortgage-backed securities in the Company’s portfolio are either GSEs or GNMA mortgage-backed securities. The balance does not include any private label mortgage-backed securities.

The Bank received approximately $8.3 million and $13.1 million, respectively, in proceeds from sales of available for sale securities during the quarters ended June 30, 2011 and 2010 and recognized $171,000 and $200,000 in gross gains during the quarters ended June 30, 2011 and June 30, 2010, respectively.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

9.      Securities, Continued

The amortized cost and fair value of investment and mortgage-backed securities available for sale at June 30, 2011 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are presented as a separate line item since paydowns are expected to occur before the contractual maturity dates.

	Amortized Cost	Fair Value

Less Than One Year	$1,085,112	$1,117,774
One – Five Years	8,073,665	8,226,356
Over Five – Ten Years	42,832,404	43,205,115
After Ten Years	50,608,363	51,288,400
Mortgage-Backed Securities	227,081,534	236,072,857
	$329,681,078	$339,910,502

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual available for sale securities have been in a continuous unrealized loss position, at June 30, 2011.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$5,814,028	$83,931	$-	$-	$5,814,028	$83,931
FNMA and FHLMC Bonds	2,962,600	34,028	-	-	2,962,600	34,028
SBA Bonds	14,440,326	143,767	-	-	14,440,326	143,767
Tax Exempt Municipals	3,994,602	5,206	-	-	3,994,602	5,206
Mortgage-Backed Securities	23,478,306	16,654	-	-	23,478,306	16,654
Equity Securities	-	-	74,250	28,688	74,250	28,688
	$50,689,862	$283,586	$74,250	$28,688	$50,764,112	$312,274

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual available for sale securities have been in a continuous unrealized loss position, at March 31, 2011.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$11,316,397	$344,705	$-	$-	$11,316,397	$344,705
FNMA and FHLMC Bonds	11,660,990	298,129	-	-	11,660,990	298,129
SBA Bonds	22,878,098	272,435	-	-	22,878,098	272,435
Taxable Municipal Bond	2,452,620	97,201			2,452,620	97,201
Mortgage-Backed Securities	49,991,656	534,276	-	-	49,991,656	534,276
Equity Securities	-	-	78,750	24,188	78,750	24,188
	$98,299,761	$1,546,746	$78,750	$24,188	$98,378,511	$1,570,934

Securities classified as available for sale are recorded at fair market value. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value was attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”). Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value.

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
Notes to Consolidated Financial Statements (Unaudited), Continued

9.      Securities, Continued

Investment and Mortgage-Backed Securities, Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$9,032,115	$354,205	$-	$9,386,320
Federal Farm Credit Securities	991,431	9,029	-	1,000,460
FNMA Bonds	999,000	-	-	999,000
SBA Bonds	3,857,085	308,800	-	4,165,885
Mortgage-Backed Securities	27,419,659	714,043	24,659	28,109,043
Equity Securities	155,000	-	-	155,000
Total	$42,454,290	$1,386,077	$24,659	$43,815,708

March 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

FHLB Securities	$10,040,055	$297,670	$694	$10,337,031
SBA Bonds	3,856,483	242,167	-	4,098,650
Mortgage-Backed Securities	19,113,587	418,657	-	19,532,244
Equity Securities	155,000	-	-	155,000
	$33,165,125	$958,494	$694	$34,122,925

Included in the tables above in mortgage-backed securities are GNMA mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At June 30, 2011, the Company held an amortized cost and fair value of $25.1 million and $25.7 million, respectively, in GNMA mortgage-backed securities included in mortgage-backed securities listed above. At March 31, 2011, the Company held an amortized cost and fair value of $16.5 million and $16.8 million, respectively, in GNMA mortgage-backed securities included in mortgage-backed securities listed above. All mortgage-backed securities in the Company’s portfolio above are either GSEs or GNMA mortgage-backed securities. The balance does not include any private label mortgage-backed securities.

The amortized cost and fair value of investment and mortgage-backed securities held to maturity at June 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities resulting from call features on certain investments. Mortgage-backed securities are presented as a separate line item since paydowns are expected to occur before the contractual maturity dates.

	Amortized Cost	Fair Value

Less Than One Year	$-	$-
One – Five Years	5,980,225	6,315,119
Over Five – Ten Years	5,029,323	5,058,000
More Than Ten Years	4,025,083	4,333,546
Mortgage-Backed Securities	27,419,659	28,109,043
	$42,454,290	$43,815,708

The Company had two held to maturity mortgage-backed securities with a market value totaling $4.4 million in an unrealized loss position at June 30, 2011. These securities had been in an unrealized loss position for less than 12 months. The Company had only one held to maturity security that was in an unrealized loss position at March 31, 2011. The fair value of this FHLB security was $1.0 million and the unrealized loss was $1,000. The security had been in an unrealized loss position for less than 12 months. The Company’s held to maturity portfolio is recorded at amortized cost.  The Company has the ability and intends to hold these securities to maturity. There were no sales of securities held to maturity during the quarters ended June 30, 2011 or 2010, or during the year ended March 31, 2011.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

10.       Loans Receivable, Net

Loans receivable, net, at June 30, 2011 and March 31, 2011 consisted of the following:

	June 30, 2011	March 31, 2011
Residential Real Estate	$107,105,407	$111,028,021
Consumer	62,907,429	64,862,668
Commercial Business	11,816,035	13,529,957
Commercial Real Estate	299,130,772	306,955,623
Total Loans Held For Investment	480,959,643	496,376,269

Loans Held For Sale	4,052,268	5,166,234
Total Loans Receivable, Gross	485,011,911	501,542,503

Less:
Allowance For Possible Loan Loss	13,502,573	12,501,800
Loans In Process	3,705,371	4,580,059
Deferred Loan Fees	(10,674)	(9,972)
	17,197,270	17,071,887
Total Loans Receivable, Net	$467,814,641	$484,470,616

The Company uses a risk based approach based on the following credit quality measures when analyzing the loan portfolio: pass, watch, special mention, and substandard. These indicators are used to rate the credit quality of loans for the purposes of determining the Company’s allowance for loan losses. Pass loans are loans that are performing and are deemed adequately protected by the net worth of the borrower or the underlying collateral value. These loans are considered the least risky in terms of determining the allowance for loan losses. Substandard loans are considered the most risky category. These loans typically have an identified weakness or weaknesses and are inadequately protected by the net worth of the borrower or collateral value. All loans 60 days or more past due are automatically classified in this category. The other two categories fall in between these two grades. The following tables list the loan grades used by the Company as credit quality indicators and the balance in each category, excluding loans held for sale for the periods indicated.

	Credit Quality Measures
June 30, 2011	Pass	Watch	Special Mention	Substandard	Total Loans
Residential Real Estate	$99,274,271	$-	$401,128	$7,430,008	$107,105,407
Consumer	59,457,693	148,015	8,291	3,293,430	62,907,429
Commercial Business	10,229,767	-	-	1,586,268	11,816,035
Commercial Real Estate	224,149,486	11,632,084	28,284,748	35,064,454	299,130,772
Total	$393,111,217	$11,780,099	$28,694,167	$47,374,160	$480,959,643

	Credit Quality Measures
March 31, 2011	Pass	Watch	Special Mention	Substandard	Total Loans
Residential Real Estate	$104,826,411	$433,710	$379,036	$5,388,864	$111,028,021
Consumer	61,425,853	97,706	9,180	3,329,929	64,862,668
Commercial Business	12,059,761	6,285	-	1,463,911	13,529,957
Commercial Real Estate	230,031,130	10,786,846	30,462,062	35,675,585	306,955,623
Total	$408,343,155	$11,324,547	$30,850,278	$45,858,289	$496,376,269

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

10.       Loans Receivable, Net, Continued

The following tables present an age analysis of past due balances by category at the periods indicated.

June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Day or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$-	$1,935,656	$2,070,803	$4,006,459	$103,098,948	$107,105,407
Consumer	817,420	411,437	1,362,643	2,591,500	60,315,929	62,907,429
Commercial Business	311,832	83,485	101,988	497,305	11,318,730	11,816,035
Commercial Real Estate	6,989,728	2,319,786	8,440,108	17,749,622	281,381,150	299,130,772
Total	$8,118,980	$4,750,364	$11,975,542	$24,844,886	$456,114,757	$480,959,643

March 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Day or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$1,799,800	$-	$1,809,881	$3,609,681	$107,418,340	$111,028,021
Consumer	2,673,973	196,958	1,194,171	4,065,102	60,797,566	64,862,668
Commercial Business	93,579	133,399	171,901	398,879	13,131,078	13,529,957
Commercial Real Estate	19,441,992	2,708,373	9,337,385	31,487,750	275,467,873	306,955,623
Total	$24,009,344	$3,038,730	$12,513,338	$39,561,412	$456,814,857	$496,376,269

At June 30, 2011, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them. The following table shows non-accrual loans by category at June 30, 2011 compared to March 31, 2011.

	At June 30, 2011		At March 31, 2011		$	%
	Amount	Percent (1)	Amount	Percent (1)	Increase (Decrease)	Increase (Decrease)
Non-accrual loans:
Residential real estate	$2,070,803	0.4%	$1,809,881	0.4%	$260,922	14.4%
Commercial business	101,988	-	171,901	-	(69,913)	(40.7)
Commercial real estate	8,440,108	1.8	9,337,385	1.9	(897,277)	(9.6)
Consumer	1,362,643	0.3	1,194,171	0.2	168,472	14.1
Total non-accural loans	$11,975,542	2.5%	$12,513,338	2.5%	$(537,796)	(4.3)%

(1) Percent of gross loans receivable, net of deferred fees and loans in process and loans held for sale

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

10.       Loans Receivable, Net, Continued

The following tables show the activity in the allowance for loan losses by category for the periods indicated.

	June 30, 2011
Allowance For Loan Losses	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,702,864	$1,122,055	$924,149	8,752,732	$12,501,800
Provision	231,632	24,893	(211,990)	2,255,465	2,300,000
Charge-Offs	(171,039)	(54,738)	(72,811)	(1,023,274)	(1,321,862)
Recoveries	-	10,557	12,078	-	22,635
Ending Balance	$1,763,457	$1,102,767	$651,426	$9,984,923	$13,502,573

	March 31, 2011
Allowance For Loan Losses	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,944,257	$988,634	$678,728	8,695,775	$12,307,394
Provision	644,032	649,542	539,264	5,967,162	7,800,000
Charge-Offs	(1,009,937)	(584,600)	(320,960)	(6,201,170)	(8,116,667)
Recoveries	124,512	68,479	27,117	290,965	511,073
Ending Balance	$1,702,864	$1,122,055	$924,149	8,752,732	$12,501,800

The following tables present information related to impaired loans evaluated individually for impairment and collectively evaluated for impairment in the allowance for loan losses for the periods indicated.

	Allowance For Loan Losses
June 30, 2011	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$-	$1,763,457	$1,763,457
Consumer	41,100	1,061,667	1,102,767
Commercial Business	289,404	362,022	651,426
Commercial Real Estate	915,617	9,069,306	9,984,923
Total	$1,246,121	$12,256,452	$13,502,573

	Allowance For Loan Losses
March 31, 2011	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$-	$1,702,864	$1,702,864
Consumer	41,100	1,080,955	1,122,055
Commercial Business	240,648	683,501	924,149
Commercial Real Estate	490,728	8,262,004	8,752,732
Total	$772,476	$11,729,324	$12,501,800

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

10.       Loans Receivable, Net, Continued

The following tables present information related to impaired loans evaluated individually for impairment and collectively evaluated for impairment in loans receivable for the periods indicated.

	Loans Receivable
June 30, 2011	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$2,062,745	$105,042,662	$107,105,407
Consumer	2,395,244	60,512,185	62,907,429
Commercial Business	865,540	10,950,495	11,816,035
Commercial Real Estate	27,191,570	271,939,202	299,130,772
Total	$32,515,099	$448,444,544	$480,959,643

	Loans Receivable
March 31, 2011	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$2,278,966	$108,749,055	$111,028,021
Consumer	1,436,829	63,425,839	64,862,668
Commercial Business	770,011	12,759,946	13,529,957
Commercial Real Estate	28,811,862	278,143,761	306,955,623
Total	$33,297,668	$463,078,601	$496,376,269

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

The following table is a summary of information related to impaired loans as of June 30, 2011.

Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Residential Real Estate	$2,062,745	$2,624,745	$-	$2,170,856	$10,577
Consumer Loans	2,334,576	2,519,576	-	1,855,369	32,768
Commercial Business	546,225	546,225	-	522,853	6,945
Commercial Real Estate	22,689,953	24,634,653	-	24,538,560	222,374

With an allowance recorded:
Residential Real Estate	-	-	-	-	-
Consumer Loans	60,668	60,668	41,100	60,668	-
Commercial Business	319,315	319,315	289,404	294,923	2,172
Commercial Real Estate	4,501,617	4,821,617	915,617	3,463,156	35,892

Total
Residential Real Estate	2,062,745	2,624,745	-	2,170,856	10,577
Consumer Loans	2,395,244	2,580,244	41,100	1,916,037	32,768
Commercial Business	865,540	865,540	289,404	817,776	9,117
Commercial Real Estate	27,191,570	29,456,270	915,617	28,001,716	258,266

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

10.       Loans Receivable, Net, Continued

The following table is a summary of information related to impaired loans as of March 31, 2011.

Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Residential Real Estate	$2,278,966	$2,683,966	$-	$1,458,882	$51,267
Consumer Loans	1,376,161	1,583,160	-	729,889	56,764
Commercial Business	499,481	499,481	-	327,785	14,790
Commercial Real Estate	26,387,167	27,948,568	-	30,244,873	1,361,177

With an allowance recorded:
Residential Real Estate	-	-	-	41,879	-
Consumer Loans	60,668	60,668	41,100	124,089	-
Commercial Business	270,530	270,530	240,648	207,073	4,833
Commercial Real Estate	2,424,695	2,614,695	490,728	4,018,967	44,337

Total
Residential Real Estate	2,278,966	2,683,966	-	1,500,761	51,267
Consumer Loans	1,436,829	1,643,828	41,100	853,978	56,764
Commercial Business	770,011	770,011	240,648	534,858	19,623
Commercial Real Estate	28,811,862	30,563,263	490,728	34,263,840	1,405,514

TDRs included in impaired loans at June 30, 2011 and March 31, 2011 were $11.9 million and $12.2 million, respectively. Interest earned during the quarter ended June 30, 2011 and fiscal 2011 on these loans amounted to $100,997 and $649,348, respectively.

At June 30, 2011 and March 31, 2011, the Bank did not have any loans 90 days delinquent and still accruing interest.

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

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995

This report may contain forward-looking statements about the Company and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements  often can be identified by the use of words such as “believes,” “intends,” “expects,” “anticipates,” “estimates” or similar expressions.  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to:

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
•
results of examinations of our bank subsidiary, Security Federal Bankby the Office of the Comptroller of the Currency (‘OCC”) and of the Company by the Federal Reserve Board,(as successors to the Office of Thrift Supervision) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

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

•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations;
•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•	our ability to pay dividends on our common stock;
•	adverse changes in the securities markets;
•	inability of key third-party providers to perform their obligations to us;

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

•	future legislative changes in and our ability to comply with the requirements of the U.S. Treasury’s Community Development Capital Initiative (“CDCI”); and
•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this report.

Some of these and other factors are discussed in the 2011 10-K under the caption “Risk Factors” Such developments could have an adverse impact on our financial position and our results of operations.

Any of the forward-looking statements that we make in this quarterly report and in other public statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for fiscal year 2012 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect the Company’s financial condition, liquidity and operating and stock price performance.

Comparison of Financial Condition At June 30, 2011 and March 31, 2011

General – Total assets decreased $8.5 million or 0.9% to $925.1 million at June 30, 2011 from $933.5 million at March 31, 2011.  The primary reason for the decrease in total assets was a decrease in loans receivable, net, offset slightly by an increase in investment and mortgage-backed securities.

Assets – The increases and decreases in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	June 30, 2011	March 31, 2011	Amount	Percent
Cash And Cash Equivalents	$9,704,508	$7,835,638	$1,868,870	23.9%
Investment And Mortgage- Backed Securities – Available For Sale	339,910,502	339,252,790	657,712	0.2
Investment And Mortgage- Backed Securities – Held To Maturity	42,454,290	33,165,125	9,289,165	28.0
Loans Receivable, Net	467,814,641	484,470,616	(16,655,975)	(3.4)
Repossessed Assets Acquired In Settlement of Loans	13,653,896	14,433,853	(779,957)	(5.4)
FHLB Stock	10,054,200	11,267,485	(1,213,285)	(10.8)
Prepaid FDIC Premium	2,538,541	2,815,328	(276,787)	(9.8)

Cash and cash equivalents increased $1.9 million to $9.7 million at June 30, 2011 compared to $7.8 million at March 31, 2011.

Investment and mortgage-backed securities available for sale increased $658,000 or 0.2% to $339.9 million at June 30, 2011 from $339.3 million at March 31, 2011. This increase was the result of investment purchases offset slightly by principal repayments and maturities on securities coupled with the sale of seven securities during the quarter ended June 30, 2011. Investment and mortgage-backed securities held to maturity increased $9.3 million or 28.0% to $42.5 million at June 30, 2011 as a result of purchases during the period offset slightly by calls and maturities of securities as well as principal repayments on mortgage-backed securities.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Loans receivable, net decreased $16.7 million or 3.4% to $467.8 million at June 30, 2011 from $484.5 million at March 31, 2011. This decrease was a result of Company’s efforts to tighten underwriting standards and increase offering rates combined with overall lower loan demand from credit-worthy borrowers.  Residential real estate loans decreased $3.9 million to $107.1 million at June 30, 2011 from $111.0 million at March 31, 2011.  Consumer loans decreased $2.0 million to $62.9 million at June 30, 2011 compared to $64.9 million at March 31, 2011. Commercial real estate loans and commercial business loans decreased $7.8 million and $1.7 million, respectively, to $299.1 million and $11.8 million, respectively, at June 30, 2011 when compared to the balance at March 31, 2011. Loans held for sale decreased $1.1 million to $4.1 million at June 30, 2011 from $5.2 million at March 31, 2011.

Repossessed assets acquired in settlement of loans decreased $780,000 to $13.7 million at June 30, 2011 from $14.4 million at March 31, 2011.  The Company sold 10 real estate properties and repossessed 10 additional properties during the quarter ended June 30, 2011 for a net decrease during the quarter. At June 30, 2011, the balance of repossessed assets consisted of the following 40 real estate properties: 15 single-family residences and 12 lots within residential subdivisions located throughout our market area in South Carolina and Georgia; three parcels of land in South Carolina; one mobile home including small acreage in Lexington County, South Carolina; five commercial buildings in the Midlands area of South Carolina and one commercial building in Augusta, Georgia; a 55 lot subdivision development and adjacent 17 acres of land in Columbia, South Carolina; a 229.24 acre subdivision in Blythewood, South Carolina; and 34.8 acres of land in Blufton, South Carolina also originally acquired as a participation loan from another financial institution  In addition to the properties listed above, the balance also included $27,000 in various other repossessed assets that were not real estate.

FHLB stock decreased $1.2 million or 10.8% to $10.1 million at June 30, 2011 compared to $11.3 million at March 31, 2011. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which is 0.15% of total assets plus a transaction component which equals 4.5% of outstanding advances (borrowings) from the FHLB of Atlanta. As total assets and total advances have decreased, so has the Bank’s required investment in FHLB stock.

Prepaid FDIC premium decreased $277,000 or 9.8% to $2.5 million at June 30, 2011 compared to $2.8 million at March 31, 2011. This decrease was the result of the payment of the quarterly assessment amount due during the quarter.

Liabilities
Deposit Accounts – The increases and decreases in deposit accounts were as follows:
					Balance
	June 30, 2011		March 31, 2011		Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Amount	Percent
Demand Accounts:
Checking	$114,831,868	0.11%	$117,077,343	0.09%	$(2,245,475)	1.9%
Money Market	203,836,792	0.85	194,560,099	0.85	9,276,693	4.8
Statement Savings Accounts	20,981,344	0.25	20,582,505	0.24	398,839	1.9
Total	339,650,004	0.56	332,219,947	0.54	7,430,057	2.2

Certificate Accounts
0.00 – 1.99%	250,925,458		239,078,153		11,847,305	5.0
2.00 – 2.99%	82,203,045		107,386,573		(25,183,528)	(23.5)
3.00 – 3.99%	3,278,575		3,307,422		(28,847)	(0.9)
4.00 – 4.99%	5,081,697		5,272,507		(190,810)	(3.6)
5.00 – 5.99%	3,054,184		3,092,512		(38,328)	(1.2)
Total	344,542,959	1.59	358,137,167	1.71	(13,594,208)	(3.8)
Total Deposits	$684,192,963	1.08%	$690,357,114	1.15%	$(6,164,151)	(0.9)%

Included in the certificates above were $39.7 million and $39.7 million in brokered deposits at June 30, 2011 and March 31, 2011, respectively, with a weighted average interest rate of 2.02% and 2.18%, respectively.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Advances From FHLB – FHLB advances are summarized by contractual year of maturity and weighted average interest rate in the table below:

					Balance
	June 30, 2011		March 31, 2011		Decrease
Fiscal Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2012	$20,200,000	2.65%	$24,950,000	2.22%	$(4,750,000)	19.0%
2013	10,000,000	4.76%	10,000,000	4.76%	-	-
2014	30,000,000	3.45%	30,000,000	3.45%	-	-
2015	20,282,235	3.01%	20,286,338	3.01%	(4,103)	(0.0)
2016	20,000,000	4.12%	20,000,000	4.12%	-	-
Thereafter	32,900,000	4.36%	32,900,000	4.36%	-	-
Total Advances	$133,382,235	3.69%	$138,136,338	3.57%	$(4,754,103)	(3.4)%

These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $164.3 million and $156.1 million at June 30, 2011 and $168.2 million and $172.9 million at March 31, 2011, respectively. Advances are subject to prepayment penalties.

The following table shows callable FHLB advances as of the dates indicated.  These advances are also included in the above table.  All callable advances are callable at the option of the FHLB.  If an advance is called, the Bank has the option to payoff the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

As of June 30, 2011
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

Other Borrowings – The Bank had $10.7 million and $11.2 million in other borrowings (non-FHLB advances) at June 30, 2011 and March 31, 2011, respectively.  These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts.  The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At June 30, 2011 and March 31, 2011, the interest rate paid on the repurchase agreements was 0.40%.  The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $21.2 million and $22.3 million at June 30, 2011 and $22.7 million and $23.7 million at March 31, 2011, respectively.

Mandatorily Redeemable Financial Instrument – On June 30, 2006, the Company recorded a $1.4 million mandatorily redeemable financial instrument as a result of the acquisition of the Collier-Jennings Companies.  The shareholder of the Collier-Jennings Companies received cash and was issued stock in the Company to settle the acquisition.  The Company released the shares to the shareholder of the Collier-Jennings Companies over a three-year period.  The stock was mandatorily redeemable by the shareholder of the Collier-Jennings Companies in cumulative increments of 20% per year for a five-year period at the greater of $26 per share or one and one-half times the book value of the Company’s stock.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

On April 11, 2011, the Company eliminated the mandatorily redeemable shares of the Company’s common stock as a result of an investor’s purchase of these shares in a private transaction. In connection with the purchase of these shares, the redemption feature was eliminated. As a result, the Company no longer has the liability related to these shares on its balance sheet. As a result of this transaction, the Company’s capital was increased by $1.5 million.

Junior Subordinated Debentures – On September 21, 2006, the Trust (Security Federal Statutory Trust), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Companywhich are reported on the Consolidated Balance Sheets as junior subordinated debentures, generating proceeds of $5.0 million. The  Company used the proceeds  for general corporate purposes, primarily to provide capital to the Bank. The debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. The Debentures are the sole assets of the Trust.  The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trust.

The Capital Securities accrue and pay distributions quarterly at a rate per annum equal to a blended rate of 4.41% at June 30, 2011.  One-half of the Capital Securities issued in the transaction has a fixed rate of 6.88% and the remaining half has a floating rate of three-month LIBOR plus 170 basis points, which was 1.95% at June 30, 2011. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears.

The Company has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of December 15, 2036. The Company has no current intention to exercise its right to defer payments of interest on the Capital Securities.

The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, and or upon earlier optional redemption as provided in the amended and restated trust agreeement. The Company has the right to redeem the Capital Securities in whole or in part, on or after September 15, 2011. The Company may also redeem the capital securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium.

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

Equity – Shareholders’ equity increased $4.2 million or 5.6% to $80.3 million at June 30, 2011 from $76.0 million at March 31, 2011. Accumulated other comprehensive income, net of tax increased $2.7 million to $6.3 million at June 30, 2011. The Company’s net income available for common shareholders was $351,000 for the three month period ended June 30, 2011, after preferred stock dividends of $110,000.

On April 11, 2011, the Company eliminated the mandatorily redeemable shares of the Company’s common stock as a result of an investor’s purchase of these shares in a private transaction. In connection with the purchase of these shares, the redemption feature was eliminated. As a result, the Company no longer has the liability related to these shares on its balance sheet. This transaction resulted in an increase to capital of $1.5 million during the quarter ended June 30, 2011.

The Board of Directors of the Company declared the 82nd consecutive quarterly common stock dividend, which was $0.08 per share, in May 2011, and totaled $236,000.  Book value per common share was $19.65 at June 30, 2011 and $18.21 at March 31, 2011.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

Net Income Available to Common Shareholders - Net income available to common shareholders increased $54,000 or 18.3% to $351,000 for the three months ended June 30, 2011 compared to $297,000 for the three months ended June 30, 2010. The increase in net income was primarily the result of a decrease in preferred stock dividends as a result of participation in the CDCI program and the repayment of the funds owed under the Treasury’s Capital Purchase Program.

Net Interest Income -The net interest margin increased 12 basis points to 3.25% for the quarter ended June 30, 2011 from 3.13% for the comparable quarter in the previous year. Despite the increase in net interest margin, net interest income decreased $43,000 or 0.62% to $6.9 million for the three months ended June 30, 2011 as a result of a decrease in interest expense offset slightly by a decrease in interest income.  During the three months ended June 30, 2011, average interest earning assets decreased $23.6 million to $860.8 million while average interest-bearing liabilities decreased $35.1 million to $800.9 million.  The interest rate spread increased 11 basis points to 3.13% during the three months ended June 30, 2011 compared to the same period in 2010.

Interest Income - Total interest income decreased $1.1 million or 9.9% to $10.2 million during the three months ended June 30, 2011 from $11.4 million for the same period in 2010. This decrease is the result of the decrease in interest earning assets and the decrease in the yield. Total interest income on loans receivable, net decreased $1.0 million or 12.3% to $7.3 million during the three months ended June 30, 2011 as a result of the average loan portfolio balance decreasing $87.4 million, offset slightly by the yield on the loan portfolio increasing 22 basis points. Interest income from mortgage-backed securities decreased $183,000 or 8.0% to $2.1 million as a result of a $21.2 million increase in the average balance of the portfolio combined with a 61 basis point decrease in yield. Interest income from investment securities increased $90,000 or 13.2% to $771,000 as a result of an increase of $41.1 million in the average balance of the investment securities portfolio offset by a 44 basis point decrease in the yield.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011		2010
	Average Balance	Yield(1)	Average Balance	Yield(1)	Increase (Decrease) In Interest And Dividend Income From 2010
Loans Receivable, Net	$478,684,580	6.13%	$566,097,269	5.91%	$(1,028,141)
Mortgage-Backed Securities	255,019,833	3.32	233,855,497	3.93	(182,887)
Investment Securities (2)	125,443,555	2.79	84,313,685	3.23	90,209
Other	1,678,564	0.11	200,000	0.35	295
Total Interest-Earning Assets	$860,826,532	4.80%	$884,466,451	5.14%	$(1,120,524)
(1)- Annualized
(2)- Tax equivalent basis is calculated using an effective tax rate of 34% and amounted to $102,000 for the quarter ended June 30, 2011

Interest Expense - Total interest expense decreased $1.1 million or 24.4% to $3.3 million during the three months ended June 30, 2011 compared to $4.4 million for the same period one-year earlier. The decrease in total interest expense was attributable to a 45 basis point decrease in interest rates paid during the quarter and a decrease in the average balance of interest-bearing liabilities outstanding of $35.1  million when compared to the prior year.

Interest expense on deposits decreased $784,000 or 29.2% to $1.9 million during the period as a result of a 46 basis point decrease in the cost of deposits from 1.64% for the quarter ended June 30, 2010 to 1.18% for the same quarter in 2011. The decrease in the cost of deposits was combined with a decrease in the average balance during the quarter. Average interest bearing deposits decreased $12.0 million to $643.4 million compared to $655.4 million for the three months ended June 30, 2010.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Interest expense on advances and other borrowings decreased $293,000 or 18.8% during the 2011 period compared to the comparable period in 2010 as a result of a $23.1 million decrease in the average total borrowings outstanding combined with a 17 basis point decrease in the average cost of debt outstanding. Interest expense on junior subordinated debentures remained unchanged at $58,000 for the three months ended June 30, 2011 while the average balance remained constant at $5.2 million for the three months ended June 30, 2011 and 2010, respectively. Interest expense on senior convertible debentures was $122,000 for the three months ended June 30, 2011 and 2010. The senior convertible debentures were issued on December 1, 2009 and have a fixed interest rate of 8.00%.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011		2010
	Average Balance	Yield(1)	Average Balance	Yield(1)	Decrease In Interest Expense From 2010
Now And Money Market Accounts	$272,301,916	0.66%	$241,216,944	0.96%	$(131,305)
Statement Savings Accounts	20,674,668	0.25	18,999,975	0.37	(4,833)
Certificate Accounts	350,442,766	1.64	395,176,116	2.11	(648,350)
FHLB Advances And Other Borrowed Money	146,271,812	3.47	169,358,617	3.64	(293,387)
Junior Subordinated Debentures	5,155,000	4.49	5,155,000	4.49	(50)
Senior Convertible Debentures	6,084,000	8.00	6,084,000	8.00	-
Total Interest-Bearing Liabilities	$800,930,162	1.67%	$835,990,652	2.12%	$(1,077,925)
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

Management’s monthly review of the adequacy of the allowance includes three main components. The first component is an analysis of loss potential in various homogenous segments of the portfolio based on historical trends and the risk inherent in each category. Previously, management applied a five year historical loss ratio to each loan category to estimate the inherent loss in these pooled loans. However as a result of the decline in economic conditions and the unprecedented increases in delinquencies and charge offs experienced by the industry in recent periods, the Company no longer considers five year historical losses relevant indicators of future losses. Management began applying 12 to 24 month historical loss ratios to each loan category in recent quarters to more accurately project future losses.

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

The provision for loan losses was $2.3 million for the quarter ended June 30, 2011 compared to $1.9 million for the same quarter in the prior year.

The following table details selected activity associated with the allowance for loan losses for the three months ended June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010
Beginning Balance	$12,501,800	$12,307,394
Provision	2,300,000	1,900,000
Charge-offs	(1,321,862)	(2,752,625)
Recoveries	22,635	30,416
Ending Balance	$13,502,573	$11,485,185

Allowance For Loan Losses As A Percentage Of Gross Loans Receivable Held For Investment At The End Of The Period	2.83%	2.02%
Allowance For Loan Losses As A Percentage Of Impaired Loans At The End Of The Period	41.53%	26.66%
Nonaccrual Loans And 90 Days Or More Past Due Loans As A Percentage Of Gross Loans Receivable Held For Investment At The End Of The Period	2.51%	4.98%
Loans Receivable, Net	$467,814,641	$565,937,049

The cumulative interest not accrued during the quarter ended June 30, 2011 relating to all non-performing loans totaled $158,000. At June 30, 2011, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

Non-Interest Income - Non-interest income decreased slightly to $1.3 million for the three months ended June 30, 2011 compared to $1.4 million for the three months ended June 30, 2010. The following table provides a detailed analysis of the changes in the components of non-interest income:

	Three Months Ended June 30,		Increase (Decrease)
	2011	2010	Amounts	Percent
Gain On Sale Of Investments	$171,224	$199,511	$(28,287)	(14.2)%
Gain On Sale Of Loans	107,270	268,677	(161,407)	(60.1)
Service Fees On Deposit Accounts	270,693	293,885	(23,192)	(7.9)
Income From Cash Value Of Life Insurance	105,000	95,000	10,000	10.5
Commissions On Insurance	92,102	90,827	1,275	1.4
Trust Income	114,000	109,500	4,500	4.1
Mandatorily Redeemable Financial Instrument Valuation	50,000	(40,000)	90,000	225.0
Check Card Fee Income	202,392	165,865	36,527	22.0
Other	158,613	208,777	(50,164)	24.0
Total Non-Interest Income	$1,271,294	$1,392,042	$(120,748)	(8.7)%

Gain on sale of investments was $171,000 for the three months ended June 30, 2011, compared to $200,000 in the same period one year earlier. The gain resulted from the sale of seven investments during the three months ended June 30, 2011 compared to the sale of ten securities during the same quarter of the previous year. Gain on sale of loans decreased $161,000 to $107,000 during the three months ended June 30, 2011 compared to $269,000 for the same period one year ago as a result of a decrease in the volume of fixed rate residential mortgage loans originated and sold. Service fees on deposit accounts decreased $23,000 to $271,000 for the quarter ended June 30, 2011 compared to $294,000 for the same quarter in 2010.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Commissions on insurance remained relatively unchanged at $92,000 for the quarter ended June 30, 2011 compared to $91,000 for the same quarter in 2010. Trust income was $114,000 for the three months ended June 30, 2011 compared to $110,000 for the comparable quarter in the previous year.

The Company recorded $50,000 in valuation income related to the mandatorily redeemable financial instrument during the quarter ended June 30, 2011 compared to $40,000 in valuation expense during the quarter ended June 30, 2010. The mandatorily redeemable financial instrument is reported at fair value on the Consolidated Balance Sheets with any resulting valuation adjustments included in earnings.  On April 11, 2011, the Company eliminated the mandatorily redeemable shares of the Company’s common stock as a result of an investor’s purchase of these shares in a private transaction. In connection with the purchase of these shares, the redemption feature was eliminated. As a result, the Company no longer has the liability related to these shares on its Consolidated Balance Sheets.

Other miscellaneous income including credit life insurance commissions, safe deposit rental income, annuity and stock brokerage commissions, and other miscellaneous fees, decreased $50,000 to $159,000 during the three months ended June 30, 2011 compared to $209,000 for the same period one year ago.

General And Administrative Expenses – General and administrative expenses decreased $392,000 or 7.1% to $5.2 million for the three months ended June 30, 2011 from $5.6 million for the same period one year ago.  The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

	Three Months Ended June 30,		Increase (Decrease)
	2011	2010	Amounts	Percent
Salaries And Employee Benefits	$2,842,978	$3,006,484	$(163,506)	(5.4)%
Occupancy	478,752	514,192	(35,440)	(6.9)
Advertising	85,680	120,794	(35,114)	(29.1)
Depreciation And Maintenance Of Equipment	412,625	456,035	(43,410)	(9.5)
FDIC Insurance Premiums	292,205	312,048	(19,843)	(6.4)
Net Cost Of Operation Of Real Estate Owned	36,610	174,071	(137,461)	(79.0)
Amortization of Intangibles	22,520	22,500	20	(0.1)
Other	989,154	946,604	42,550	4.5
Total General And Administrative Expenses	$5,160,524	$5,552,728	$(392,204)	(7.1)%

Salary and employee benefits decreased $164,000 or 5.4% to $2.8 million for the three months ended June 30, 2011 from $3.0 million for the same period one year ago. This decrease was primarily the result of a decrease in the number of employees employed by the Company. At June 30, 2011, the Company had 218 full time equivalent employees compared to 229 full time equivalents at June 30, 2010.

Occupancy decreased $35,000 or 6.9% to $479,000 for the three months ended June 30, 2011 from $514,000 for the same period one year ago. In connection with the decrease in occupancy expenses, depreciation and maintenance of equipment expenses decreased $43,000 or 9.5% to $413,000 during the three months ended June 30, 2011 compared to $456,000 for the same period one year ago. Advertising expense decreased $35,000 or 29.1% to $86,000 for the three months ended June 30, 2011 from $121,000 for the same period one year ago.  These decreases can be attributed to the Company’s effort to reduce expenses during the quarter.

Net cost of operation of real estate owned decreased $137,000 or 79.0% to $37,000 for the three months ended June 30, 2011 compared to $174,000 for the same period in 2010. Real estate owned decreased $780,000 during the three months ended June 30, 2011 as the Company continues to work through these properties.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Other expenses increased $43,000 to $989,000 for the three month period ended June 30, 2011, an increase of 4.5% when compared to the same period in the prior year. Other expenses include legal fees, consultant fees, and expenses associated with loan collection and workout efforts.

Provision For Income Taxes – Provision for income taxes decreased $92,000 or 28.4% to $231,000 for the three months ended June 30, 2011 from $323,000 for the same period one year ago.  Income before income taxes was $692,000 and $863,000 for the three months ended June 30, 2011 and 2010, respectively.  The Company’s combined federal and state effective income tax rate for the current quarter was 33.4% compared to 37.3% for the same quarter one year ago.The decrease in the effective income tax rate is the result of an increase in non-taxable income resulting from the mandatorily redeemable financial instrument’s valuation income during the quarter ended June 30, 2011.

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

During the three months ended June 30, 2011 loan repayments exceeded loan disbursements resulting in a $16.7 million or 3.4% decrease in total net loans receivable.  During the three months ended June 30, 2011, deposits decreased $6.2 million and FHLB advances decreased $4.8 million.  The Bank had $146.1 million in additional borrowing capacity at the FHLB at June 30, 2011.  At June 30, 2011, the Bank had $241.0 million of certificates of deposit maturing within one year.  Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed.

At June 30, 2011 and 2010, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2011.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused lines of credit	$768	$1,798	$4,118	$6,684	$28,212	$34,896
Standby letters of credit	62	208	1,292	1,562	6	1,568
Total	$830	$2,006	$5,410	$8,246	$28,218	$36,464

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

For the three months ended June 30, 2011, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 3.13%.  For the year ended March 31, 2011, the interest rate spread was 3.06%.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that at June 30, 2011 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected or are reasonably likely to affect our internal controls over financial reporting

The Company does not expect that its disclosure controls and procedures will prevent all error and or fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Part II: Other Information

Item 1	Legal Proceedings

The Company is not engaged in any legal proceedings of a material nature at the present time.  From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in mortgage loans it has made.

Item 1A	Risk Factors
There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

Item 2	Unregistered sales of Equity Securities and Use Of Proceeds
None

Item 3	Defaults Upon Senior Securities
None

Item 4	[Removed and Reserved]

Item 5	Other Information
None

Part II: Other Information, Continued

Item 6           Exhibits

3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Amendment, including Certificate of Designation relating to the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A (2)
3.3	Articles of Amendment, including Certificate of Designation relating to the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series B (3)
3.4	Bylaws (4)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (5)
4.2	Form of Stock Certificate for the Series A Preferred Shares (2)
4.3	Form of Stock Certificate for the Series B Preferred Shares (3)
4.4	Warrant to purchase shares of the Company’s common stock dated December 19, 2008 (2)
4.5	Letter Agreement (including Securities Purchase Agreement – Standard Terms, attached as Exhibit A) dated December 19, 2008 between the Company and the United States Department of the Treasury (2)
4.6	Form of Indenture with respect to the Company’s 8.0% Convertible Senior Debentures Due 2029 (6)
4.7	Specimen Convertible Senior Debenture Due 2029 (6)
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

10.1	1993 Salary Continuation Agreements (7)
10.2	Amendment One to 1993 Salary Continuation Agreements (8)
10.3	Form of 2006 Salary Continuation Agreement (9)
10.4	1999 Stock Option Plan (4)
10.5	2002 Stock Option Plan (10)
10.6	2006 Stock Option Plan (11)
10.7	2008 Equity Incentive Plan (12)
10.8	Form of incentive stock option agreement and non-qualified stock option agreement pursuant to the 2006 Stock Option Plan (11)
10.9	2004 Employee Stock Purchase Plan (13)
10.10	Incentive Compensation Plan (7)
10.11	Form of Security Federal Bank Salary Continuation Agreement (14)
10.12	Form of Security Federal Split Dollar Agreement (14)
10.13	Form of Compensation Modification Agreement (2)
13	Annual Report to Stockholders
14	Code of Ethics (15)
21	Subsidiaries of Registrant
23	Consent of Elliott Davis, LLC
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Shareholders’Equity and Comprehensive Income; (d) Consolidated Statements of Cash Flows; and (e) Notes to Consolidated Financial Statements (16)

(1)	Filed on June 26, 1998, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K on December 23, 2008.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 30, 2010.
(4)	Filed on March 2, 2000, as an exhibit to the Company’s Registration Statement on Form S-8 and incorporated herein by reference.
(5)	Filed on August 12, 1987, as an exhibit to the Company’s Registration Statement on Form 8-A and incorporated herein by reference.
(6)	Filed on July 13, 2009 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-160553) and incorporated herein by reference.
(7)	Filed on June 28, 1993, as an exhibit to the Company’s Annual Report on Form 10-KSB and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.
(9)	Filed on May 24, 2006 as an exhibit to the Company’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
(10)	Filed on June 19, 2002, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(11)	Filed on August 22, 2006, as an exhibit to the Company’s Registration Statement on Form S-8 (Registration Statement No. 333-136813) and incorporated herein by reference.
(12)	Filed on June 20, 2008, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(13)	Filed on June 18, 2004, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(14)	Filed on May 24, 2006 as an exhibit to the Current Report on Form 8-K and incorporated herein by reference.
(15)	Filed on June 27, 2007, as an exhibit to the Company’s Annual Report on Form 10-K and incorporated herein by reference.
(16)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY FEDERAL CORPORATION

Date:	August 15, 2011	By:	/s/ Timothy W. Simmons
Timothy W. Simmons
President
Duly Authorized Representative

Date:	August 15, 2011	By:	/s/ Roy G. Lindburg
Roy G. Lindburg
CFO
Duly Authorized Representative

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Shareholders’Equity and Comprehensive Income; (d) Consolidated Statements of Cash Flows; and (e) Notes to Consolidated Financial Statements