Form 10-Q
period 2011-09-30
SECURITY FEDERAL CORP
filed 2011-11-14
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10 – Q

(Mark one)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a smaller reporting company or a non-accelerated filer.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filed	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:

Common Stock, par value $0.01 per share	November 10, 2011	2,944,001

Security Federal Corporation and Subsidiaries

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes

Security Federal Corporation and Subsidiaries

Part I.  Financial Information
Item 1.  Financial Statements
Consolidated Balance Sheets
	September 30, 2011	March 31, 2011
Assets:	(Unaudited)	(Audited)
Cash And Cash Equivalents	$10,728,691	$7,835,638
Certificates Of Deposits With Other Banks	101,317	100,432
Investment And Mortgage-Backed Securities:
Available For Sale: (Amortized cost of $323,598,753 at September 30, 2011 and $333,387,779 at March 31, 2011)	335,737,817	339,252,790
Held To Maturity: (Fair value of $51,088,293 at September 30, 2011 and $34,122,925 at March 31, 2011)	49,338,614	33,165,125
Total Investment And Mortgage-Backed Securities	385,076,431	372,417,915
Loans Receivable, Net:
Held For Sale	3,963,917	5,166,234
Held For Investment: (Net of allowance of $13,779,432 at September 30, 2011 and $12,501,800 at March 31, 2011)	455,589,432	479,304,382
Total Loans Receivable, Net	459,553,349	484,470,616
Accrued Interest Receivable:
Loans	1,801,323	1,742,281
Mortgage-Backed Securities	942,175	944,667
Investments	844,326	889,297
Premises And Equipment, Net	19,196,702	19,800,616
Federal Home Loan Bank Stock (“FHLB”), At Cost	9,392,300	11,267,485
Bank Owned Life Insurance	10,626,305	10,416,305
Repossessed Assets Acquired In Settlement Of Loans	13,859,915	14,433,853
Intangible Assets, Net	124,479	159,500
Goodwill	1,199,754	1,199,754
Prepaid Federal Deposit Insurance Corporation (“FDIC”) Premium	2,518,541	2,815,328
Other Assets	3,265,924	5,050,362
Total Assets	$919,231,532	$933,544,049

Liabilities And Shareholders’ Equity
Liabilities:
Deposit Accounts	$682,679,208	$690,357,114
Advances From FHLB	127,378,111	138,136,338
Other Borrowed Money	10,989,940	11,195,474
Advance Payments By Borrowers For Taxes And Insurance	595,187	381,488
Mandatorily Redeemable Financial Instrument	-	1,467,312
Junior Subordinated Debentures	5,155,000	5,155,000
Senior Convertible Debentures	6,084,000	6,084,000
Other Liabilities	4,823,644	4,755,118
Total Liabilities	837,705,090	857,531,844

Shareholders' Equity:
Serial Preferred Stock, $.01 Par Value; Authorized Shares 200,000; Issued And Outstanding Series B 22,000 At September 30, 2011 And March 31, 2011	22,000,000	22,000,000
Common Stock, $.01 Par Value; Authorized Shares – 5,000,000; Issued And Outstanding Shares -3,144,934 And 2,944,001, Respectively, At September 30, 2011, And At March 31, 2011	31,449	30,884
Warrant Issued In Conjunction With Serial Preferred Stock	400,000	400,000
Additional Paid-In Capital	11,593,122	10,176,375
Treasury Stock (At Cost, 200,933 Shares, At September 30, 2011 And At March 31, 2011)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive Income	7,529,526	3,637,675
Retained Earnings, Substantially Restricted	44,303,057	44,097,983
Total Shareholders' Equity	81,526,442	76,012,205
Total Liabilities And Shareholders' Equity	$919,231,532	$933,544,049
See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
 Consolidated Statements of Income (Unaudited)
	Three Months Ended September 30,
	2011	2010
Interest Income:
Loans	$7,187,593	$8,269,202
Mortgage-Backed Securities	1,949,193	2,092,227
Investment Securities	742,887	668,183
Other	620	1,303
Total Interest Income	9,880,293	11,030,915

Interest Expense:
NOW And Money Market Accounts	462,249	600,465
Statement Savings Accounts	11,672	15,550
Certificate Accounts	1,299,700	2,027,971
Advances And Other Borrowed Money	1,306,670	1,496,323
Junior Subordinated Debentures	58,259	59,773
Senior Convertible Debentures	121,680	121,680
Total Interest Expense	3,260,230	4,321,762

Net Interest Income	6,620,063	6,709,153
Provision For Loan Losses	2,300,000	2,150,000
Net Interest Income After Provision For Loan Losses	4,320,063	4,559,153
Non-Interest Income:
Gain On Sale Of Investments	385,029	495,895
Gain On Sale Of Loans	122,414	577,480
Service Fees On Deposit Accounts	303,787	295,932
Income From Cash Value Of Life Insurance	105,000	105,000
Commissions From Insurance Agency	119,156	118,139
Mandatorily Redeemable Financial Instrument Valuation	-	(45,000)
Trust Income	116,000	109,500
Check Card Fee Income	190,401	164,884
Other	150,680	225,580
Total Non-Interest Income	1,492,467	2,047,410

General And Administrative Expenses:
Salaries And Employee Benefits	2,736,234	3,000,691
Occupancy	472,416	489,774
Advertising	115,613	80,554
Depreciation And Maintenance Of Equipment	442,648	468,533
FDIC Insurance Premiums	264,707	316,000
Amortization of Intangibles	12,501	22,500
Net Cost Of Operation Of Other Real Estate Owned	261,230	631,601
Other	891,312	842,152
Total General And Administrative Expenses	5,196,661	5,851,805

Income Before Income Taxes	615,869	754,758
Provision For Income Taxes	197,416	297,399
Net Income	418,453	457,359
Preferred Stock Dividends	110,000	221,451
Net Income Available To Common Shareholders	$308,453	$235,908

Basic Net Income Per Common Share	$0.11	$0.10
Diluted Net Income Per Common Share	$0.11	$0.09
Cash Dividend Per Share On Common Stock	$0.08	$0.08
Basic Weighted Average Shares Outstanding	2,944,001	2,469,791
Diluted Weighted Average Shares Outstanding	2,944,001	2,550,097

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Six Months Ended September 30,
	2011	2010
Interest Income:
Loans	$14,528,290	$16,638,040
Mortgage-Backed Securities	4,066,724	4,392,645
Investment Securities	1,514,341	1,349,428
Other	1,089	1,477
Total Interest Income	20,110,444	22,381,590

Interest Expense:
NOW And Money Market Accounts	909,129	1,178,650
Statement Savings Accounts	24,346	33,057
Certificate Accounts	2,740,303	4,116,924
Advances And Other Borrowed Money	2,575,726	3,058,766
Junior Subordinated Debentures	116,106	117,670
Senior Convertible Debentures	243,360	243,360
Total Interest Expense	6,608,970	8,748,427

Net Interest Income	13,501,474	13,633,163
Provision For Loan Losses	4,600,000	4,050,000
Net Interest Income After Provision For Loan Losses	8,901,474	9,583,163
Non-Interest Income:
Gain On Sale Of Investments	556,253	695,406
Gain On Sale Of Loans	229,684	846,157
Service Fees On Deposit Accounts	574,480	589,817
Income From Cash Value Of Life Insurance	210,000	200,000
Commissions From Insurance Agency	211,258	208,966
Trust Income	230,000	219,000
Mandatorily Redeemable Financial Instrument Valuation	50,000	(85,000)
Check Card Fee Income	392,793	330,749
Other	309,293	434,357
Total Non-Interest Income	2,763,761	3,439,452

General And Administrative Expenses:
Salaries And Employee Benefits	5,579,212	6,007,175
Occupancy	951,168	1,003,966
Advertising	201,293	201,348
Depreciation And Maintenance Of Equipment	855,273	924,568
FDIC Insurance Premiums	556,912	628,048
Amortization of Intangibles	35,021	45,000
Net Cost Of Operation Of Real Estate Owned	297,840	805,672
Other	1,880,466	1,788,756
Total General And Administrative Expenses	10,357,185	11,404,533

Income Before Income Taxes	1,308,050	1,618,082
Provision For Income Taxes	428,550	620,144
Net Income	879,500	997,938
Preferred Stock Dividends	220,000	446,451
Accretion Of Preferred Stock To Redemption Value	-	18,816
Net Income Available To Common Shareholders	$659,500	$532,671

Basic Net Income Per Common Share	$0.22	$0.22
Diluted Net Income Per Common Share	$0.22	$0.21
Cash Dividend Per Share On Common Stock	$0.16	$0.16
Basic Weighted Average Shares Outstanding	2,944,001	2,465,467
Diluted Weighted Average Shares Outstanding	2,944,001	2,554,167

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Unaudited)

	Preferred Stock	Warrants	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance At March 31, 2010	$17,692,609	$400,000	$26,055	$5,352,144	$(4,330,712)	$4,608,080	$44,112,443	$67,860,619
Net Income	-	-	-	-	-	-	997,938	997,938
Other Comprehensive Income, Net Of Tax:
Unrealized Holding Gains On Securities Available For Sale, Net Of Taxes	-	-	-	-	-	2,378,002	-	2,378,002
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes	-	-	-	-	-	(431,152)	-	(431,152)
Comprehensive Income								2,944,788

Preferred Stock Issuance	22,000,000	-	-	-	-	-	-	22,000,000
Preferred Stock Redemption	(17,711,425)	-	-	-	-	-	(288,575)	(18,000,000)
Common Stock Issuance	-	-	4,000	3,996,000	-	-	-	4,000,000
Accretion Of Preferred Stock To Redemption Value	18,816	-	-	-	-	-	(18,816)	-
Employee Stock Purchase Plan Purchases	-	-	-	-	-	-	-	-
Stock Compensation Expense	-	-	-	16,562	-	-	-	16,562
Cash Dividends On Preferred	-	-	-	-	-	-	(560,000)	(560,000)
Cash Dividends On Common	-	-	-	-	-	-	(393,777)	(393,777)
Balance At September 30, 2010	$22,000,000	$400,000	$30,055	$9,364,706	$(4,330,712)	$6,554,930	$43,849,213	$77,868,192

	Preferred Stock	Warrants	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance At March 31, 2011	$22,000,000	$400,000	$30,884	$10,176,375	$(4,330,712)	$3,637,675	$44,097,983	$76,012,205
Net Income	-	-	-	-	-	-	879,500	879,500
Other Comprehensive Income, Net Of Tax:
Unrealized Holding Gains On Securities Available For Sale, Net Of Taxes	-	-	-	-	-	4,236,728	-	4,236,728
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes	-	-	-	-	-	(344,877)	-	(344,877)
Comprehensive Income								4,771,351

Redemption Of Mandatorily Redeemable Financial Instrument	-	-	565	1,416,747	-	-	-	1,417,312
Stock Compensation Expense	-	-	-	-	-	-	16,562	16,562
Cash Dividends On Preferred	-	-	-	-	-	-	(220,000)	(220,000)
Cash Dividends On Common	-	-	-	-	-	-	(470,988)	(470,988)
Balance At September 30, 2011	$22,000,000	$400,000	$31,449	$11,593,122	$(4,330,712)	$7,529,526	$44,303,057	$81,526,442

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities:
Net Income	$879,500	$997,938
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	742,501	775,741
Writedown On Repossessed Assets Acquired In Settlement Of Loans	128,920	-
Amortization Of Intangible Assets	22,520	45,000
Stock Option Compensation Expense	16,562	16,562
Discount Accretion And Premium Amortization, Net	2,392,322	1,516,835
Provisions For Losses On Loans	4,600,000	4,050,000
Mandatorily Redeemable Financial Instrument Valuation	(50,000)	85,000
Income From Bank Owned Life Insurance	(210,000)	(200,000)
Gain On Sale Of Mortgage-Backed Securities Available For Sale	(421,763)	(629,974)
Gain On Sale Of Investment Securities Available For Sale	(134,490)	(65,432)
Gain On Sale Of Loans	(229,684)	(846,157)
(Gain) Loss On Sale Of Repossessed Assets Acquired In Settlement Of Loans	(74,545)	192,867
Amortization Of Deferred Fees On Loans	(11,881)	(21,170)
Proceeds From Sale Of Loans Held For Sale	20,715,877	35,253,220
Origination Of Loans For Sale	(19,283,876)	(39,627,111)
(Increase) Decrease In Accrued Interest Receivable:
Loans	(59,042)	(79,335)
Mortgage-Backed Securities	2,492	80,840
Investments	44,086	767
Increase In Advance Payments By Borrowers	213,699	268,345
Other, Net	(219,950)	844,403
Net Cash Provided By Operating Activities	9,063,248	2,658,339

Cash Flows From Investing Activities:
Principal Repayments On Mortgage-Backed Securities Held To Maturity	619,241	2,121,289
Principal Repayments On Mortgage-Backed Securities Available For Sale	23,419,609	29,493,553
Purchase Of Investment Securities Available For Sale	(28,038,478)	(49,934,614)
Purchase Of Mortgage-Backed Securities Available For Sale	(36,526,360)	(43,358,531)
Purchase Of Investment Securities Held To Maturity	(5,999,739)	-
Purchase Of Mortgage-Backed Securities Held To Maturity	(15,261,891)	-
Maturities Of Investment Securities Available For Sale	15,052,221	17,840,133
Maturities Of Investment Securities Held To Maturity	4,358,428	1,388,855
Proceeds From Sale Of Mortgage-Backed Securities Available For Sale	24,481,906	25,548,154
Proceeds From Sale Of Investment Securities Available For Sale	9,674,531	4,340,602
Purchase Of FHLB Stock	(34,343)	-
Redemption Of FHLB Stock	1,909,528	904,400
Decrease In Loans To Customers	16,562,408	22,903,096
Proceeds From Sale Of Repossessed Assets	3,083,986	4,494,978
Purchase And Improvement Of Premises And Equipment	(138,587)	(578,625)
Net Cash Provided By Investing Activities	13,162,460	15,163,290

(Continued)

Security Federal Corporation and Subsidiaries
 Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended September 30,
	2011	2010
Cash Flows From Financing Activities:
Increase (Decrease) In Deposit Accounts	(7,677,906)	3,487,053
Proceeds From FHLB Advances	63,000,000	73,920,000
Repayment Of FHLB Advances	(73,758,227)	(95,026,714)
Net Proceeds (Repayment) Of Other Borrowings	(205,534)	282,233
Proceeds From Common Stock Issuance	-	4,000,000
Proceeds From Preferred Stock Issuance	-	22,000,000
Redemption Of Preferred Stock	-	(18,000,000)
Dividends To Preferred Shareholders	(220,000)	(560,000)
Dividends To Common Shareholders	(470,988)	(393,777)
Net Cash Used By Financing Activities	(19,332,655)	(10,291,205)

Net Increase In Cash And Cash Equivalents	2,893,053	7,530,424
Cash And Cash Equivalents At Beginning Of Period	7,835,638	8,804,645
Cash And Cash Equivalents At End Of Period	$10,728,691	$16,335,069

Supplemental Disclosure Of Cash Flows Information:
Cash Paid During The Period For Interest	$6,712,526	$8,809,748
Cash Paid During The Period For Income Taxes	$971,856	$19,432
Additions To Repossessed Assets Acquired In Settlement of Loans	$2,564,423	$9,512,521
Increase In Unrealized Gain On Securities Available For Sale, Net Of Taxes	$3,891,851	$1,946,850

See accompanying notes to consolidated financial statements

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in Security Federal Corporation’s 2011 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-K for the year ended March 31, 2011 (“2011 10-K”) when reviewing interim financial statements.  The results of operations for the three month and six month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Security Federal Corporation (the “Company”) and its wholly owned subsidiary, Security Federal Bank (the “Bank”) and the Bank’s wholly owned subsidiaries, Security Federal Insurance, Inc. (“SFINS”) and Security Financial Services Corporation (“SFSC”). SFINS was formed during fiscal 2002 and began operating during the December 2001 quarter and is an insurance agency offering auto, business, health, and home insurance.  SFINS has a wholly owned subsidiary, Collier Jennings Financial Corporation which has as subsidiaries Collier Jennings Inc., The Auto Insurance Store Inc., and Security Federal Premium Pay Plans Inc. (the “Collier Jennings Companies”). Security Federal Premium Pay Plans Inc. has one wholly owned premium finance subsidiary and also has an ownership interest in four other premium finance subsidiaries. SFSC was formed in 1975 and was inactive for several years. During the quarter ended December 31, 2010, it was reactivated and utilized to hold and operate a repossessed hotel located in Hardeeville, South Carolina. Subsequently, in fiscal 2012 the hotel was sold and the subsidiary once again returned to inactive status.

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

For the Quarter Ended:	September 30,
	2011	2010
Earnings Available to Common Shareholders:
Net Income	$418,453	$457,359
Preferred Stock Dividends	110,000	221,451
Net Income Available To Common Shareholders	$308,453	$235,908

For the Six Months Ended:	September 30,
	2011	2010
Earnings Available to Common Shareholders:
Net Income	$879,500	$997,938
Preferred Stock Dividends	220,000	446,451
Deemed Dividends On Preferred Stock From Net Accretion of Preferred Stock	-	18,816
Net Income Available To Common Shareholders	$659,500	$532,671

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

4.   Earnings Per Common Share, Continued

The following tables provide a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods indicated. There were no dilutive securities or options at  September 30, 2011 therefore a reconciliation is not provided.

	For the Quarter Ended
	September 30, 2010
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$235,908	2,469,791	$0.10
Effect of Diluted Securities:
Mandatorily Redeemable Shares	-	80,306	(0.01)
Diluted EPS	$235,908	2,550,097	$0.09

	For the Six Months Ended
	September 30, 2010
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$532,671	2,465,467	$0.22
Effect of Diluted Securities:
Mandatorily Redeemable Shares	-	88,700	(0.01)
Diluted EPS	$532,671	2,554,167	$0.21

5.	Stock-Based Compensation

Certain officers and directors of the Company participate in an incentive and non-qualified stock option plan. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. The following is a summary of the activity under the Company’s stock option plans for the periods presented:

	Three Months Ended September 30, 2011		Six Months Ended September 30, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, Beginning of Period	82,400	$22.52	82,400	$22.52
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	7,000	21.72	7,000	21.72
Balance, End of Period	75,400	$22.59	75,400	$22.59
Options Exercisable	45,100	$21.97	45,100	$21.97

Options Available For Grant	50,000		50,000

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

5.    Stock-Based Compensation, Continued

	Three Months Ended September 30, 2010		Six Months Ended September 30, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, Beginning of Period	90,900	$22.57	90,900	$22.57
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Balance, End of Period	90,900	$22.57	90,900	$22.57
Options Exercisable	50,400	$21.93	50,400	$21.93

Options Available For Grant	50,000		50,000

At September 30, 2011, the Company had the following options outstanding:

Grant Date	Outstanding Options	Option Price	Expiration Date

09/01/03	2,400	$24.00	08/31/13

12/01/03	3,000	$23.65	11/30/13

01/01/04	5,000	$24.22	12/31/13

03/08/04	7,000	$21.43	03/08/14

06/07/04	2,000	$24.00	06/07/14

01/01/05	20,500	$20.55	12/31/14

01/01/06	4,000	$23.91	01/01/16

08/24/06	6,000	$23.03	08/24/16

05/24/07	2,000	$24.34	05/24/17

07/09/07	1,000	$24.61	07/09/17

10/01/07	2,000	$24.28	10/01/17

01/01/08	16,000	$23.49	01/01/18

05/19/08	2,500	$22.91	05/19/18

07/01/08	2,000	$22.91	07/01/18

None of the options outstanding at September 30, 2011 or 2010 had an exercise price below the average market price during the three and six month periods ended September 30, 2011 or 2010, respectively. Therefore these options were not deemed to be dilutive to earnings per share in those periods.

6.	Stock Warrants

In conjunction with its participation in the U.S. Treasury’s Capital Purchase Program, the Company sold a warrant to the U.S. Treasury to purchase 137,966 shares of the Company’s common stock at $19.57 per share. The warrant has a 10-year term and was immediately exercisable upon issuance. For the three and six month periods ended September 30, 2011 and 2010, the warrant was not deemed to be dilutive. There were no changes in the Company’s stock warrants during the three and six month periods ended September 30, 2011 and 2010.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. At September 30, 2011, the Company’s investment portfolio was comprised of government and agency bonds, mortgage-backed securities issued by government agencies or government sponsored enterprises, municipal securities and one equity investment. The portfolio did not contain any private label mortgage-backed securities. Fair value measurement is based upon prices obtained from third party pricing services who use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As such, these securities are classified as Level 2.

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

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

7.    Carrying Amounts and Fair Value of Financial Instruments  (Continued)

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records impaired loans as nonrecurring Level 3.

As of September 30, 2011 and March 31, 2011, the recorded investment in impaired loans was $32.8 million and $33.3 million, respectively. The average recorded investment in impaired loans was $32.9 million for the six months ended September 30, 2011 and $37.2 million for the year ended March 31, 2011.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 3.

When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the asset as nonrecurring Level 3.

Goodwill and Other Intangible Assets

Goodwill and identified intangible assets are subject to impairment testing. The Company’s approach to testing for impairment is to compare the business unit’s carrying value to the implied fair value based on a multiple of revenue approaches. Impairment testing is performed annually as of September 30th or when events or circumstances occur indicating that goodwill of the reporting unit might be impaired.  In the event the fair value is determined to be less than the carrying value, the asset is recorded at fair value as determined by the valuation model. As such, goodwill and other intangible assets subjected to nonrecurring fair value adjustments are classified as Level 3.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

7.    Carrying Amounts and Fair Value of Financial Instruments  (Continued)

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of September 30, 2011:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FHLB Securities	$-	$9,094,239	$-
Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) Bonds	-	5,006,680	-
Small Business Administration (“SBA”) Bonds	-	75,635,920	-
Tax Exempt Municipal Securities	-	14,999,933	-
Mortgage-Backed Securities	-	230,936,695	-
Equity Securities	-	64,350	-
Total	$-	$335,737,817	$-

There were no liabilities measured at fair value on a recurring basis as of September 30, 2011. Assets and liabilities measured at fair value on a recurring basis are as follows as of March 31, 2011:

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

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

7.    Carrying Amounts and Fair Value of Financial Instruments  (Continued)

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The tables below present assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2011 and March 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall. Other intangible assets are measured on a non-recurring basis at least annually.  Specifically, the valuation of goodwill is performed each year at September 30.

Assets:	Level 1	Level 2	Level 3	Balance At September 30, 2011
Goodwill	$-	$-	$1,199,754	$1,199,754
Mortgage Loans Held For Sale	-	3,963,917	-	3,963,917
Impaired Loans (1)	-	-	31,573,359	31,573,359
Foreclosed Assets	-	-	13,859,915	13,859,915
Total	$-	$3,963,917	$46,633,028	$50,596,945

(1) Impaired loans are reported net of specific reserves of $1.2 million.

Assets:	Level 1	Level 2	Level 3	Balance At March 31, 2011
Goodwill	$-	$-	$1,199,754	$1,199,754
Mortgage Loans Held For Sale	-	5,166,234	-	5,166,234
Impaired Loans (1)	-	-	32,525,192	32,525,192
Foreclosed Assets	-	-	14,433,853	14,433,853
Total	$-	$5,166,234	$48,158,799	$53,325,033

 (1) Impaired loans are reported net of specific reserves of $772,476.

There were no liabilites measured at fair value on a non- recurring basis as of September 30, 2011 or March 31, 2011.

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

7.    Carrying Amounts and Fair Value of Financial Instruments  (Continued)

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

The following table is a summary of the carrying value and estimated fair value of the Company’s financial instruments as of September 30, 2011 and March 31, 2011 presented in accordance with the applicable accounting guidance.

	September 30, 2011		March 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial Assets:
Cash And Cash Equivalents	$10,729	$10,729	$7,836	$7,836
Certificates of Deposits With Other Banks	101	101	100	101
Investment And Mortgage-Backed Securities	385,076	386,826	372,418	373,376
Loans Receivable, Net	459,553	457,008	484,471	482,834
FHLB Stock	9,392	9,392	11,267	11,267

Financial Liabilities:
Deposits:
Checking, Savings, And Money Market Accounts	$355,967	$355,967	$332,220	$332,220
Certificate Accounts	326,712	328,817	358,137	361,110
Advances From FHLB	127,378	139,091	138,136	147,207
Other Borrowed Money	10,990	10,990	11,195	11,195
Senior Convertible Debentures	6,084	6,084	6,084	6,084
Junior Subordinated Debentures	5,155	5,155	5,155	5,155

At September 30, 2011, the Bank had $34.4 million of off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

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

Disclosures related to TDRs under ASU 2010-20 have been presented in Note 10.

In December 2010, the Intangibles topic of the ASC was amended to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings upon adoption.  Impairments occurring subsequent to adoption should be included in earnings.  The amendment was effective for the Company on January 1, 2011. In September 2011, the Intangibles topic was again amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  These amendments will be effective for the Company on January 1, 2012.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments are effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

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

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity.  The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.

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
Notes to Consolidated Financial Statements

9.       Securities

Investment And Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$8,920,437	$173,802	$-	$9,094,239
FNMA and FHLMC Bonds	4,968,895	37,785	-	5,006,680
SBA Bonds	73,902,116	1,828,519	94,715	75,635,920
Tax Exempt Municipal Bonds	14,253,727	749,169	2,963	14,999,933
Mortgage-Backed Securities	221,450,640	9,593,960	107,905	230,936,695
Equity Securities	102,938	-	38,588	64,350
	$323,598,753	$12,383,235	$244,171	$335,737,817

March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value

FHLB Securities	$14,428,778	$125,259	$344,705	$14,209,332
Federal Farm Credit Securities	1,997,097	9,503	-	2,006,600
FNMA and FHLMC Bonds	11,959,119	-	298,129	11,660,990
SBA Bonds	64,382,588	599,679	272,435	64,709,832
Taxable Municipal Bond	4,556,812	12,039	97,201	4,471,650
Tax Exempt Municipal Bonds	2,027,172	7,771	-	2,034,943
Mortgage-Backed Securities	233,933,275	6,681,694	534,276	240,080,693
Equity Securities	102,938	-	24,188	78,750
	$333,387,779	$7,435,945	$1,570,934	$339,252,790

FHLB securities, Federal Farm Credit securities, FNMA and FHLMC bonds, and FNMA and FHLMC mortgage-backed securities are issued by government-sponsored enterprises (“GSEs”).  GSEs are not backed by the full faith and credit of the United States government.  SBA bonds are backed by the full faith and credit of the United States government. Included in the tables above in mortgage-backed securities are GNMA mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At September 30, 2011 and March 31, 2011, the Company held an amortized cost and fair value of $138.5 million and $144.5 million, respectively and $145.1 million and $148.5 million, respectively, in GNMA mortgage-backed securities included in mortgage-backed securities listed above. All mortgage-backed securities in the Company’s portfolio are either GSEs or GNMA mortgage-backed securities. The balance does not include any private label mortgage-backed securities.

The Bank received approximately $25.9 million and $16.8 million, respectively, in proceeds from sales of available for sale securities during the quarters ended September 30, 2011 and 2010 and recognized approximately $385,000 in gross gains during the quarter ended September 30, 2011 and $496,000 in gross gains during the quarter ended September 30, 2010. The Bank received approximately $34.2 million and $29.9 million, respectively, in proceeds from sales of available for sale securities during the six months ended September 30, 2011 and 2010 and recognized approximately $556,000 in gross gains during the six months ended September 30, 2011 and $695,000 in gross gains during the six months ended September 30, 2010.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

9.       Securities, Continued

The amortized cost and fair value of investment and mortgage-backed securities available for sale at September 30, 2011 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are presented as a separate line item since paydowns are expected to occur before the contractual maturity dates.

September 30, 2011	Amortized Cost	Fair Value

Less Than One Year	$1,018,912	$1,047,168
One – Five Years	8,833,204	9,045,393
Over Five – Ten Years	36,103,529	36,575,715
After Ten Years	56,192,468	58,132,846
Mortgage-Backed Securities	221,450,640	230,936,695
	$323,598,753	$335,737,817

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual available for sale securities have been in a continuous unrealized loss position, as of the table date;

September 30, 2011	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-Backed Securities	$11,141,616	$107,905	$-	$-	$11,141,616	$107,905
Tax Exempt Municipal Bonds	350,992	2,963	-	-	350,992	2,963
SBA Bonds	17,025,543	94,715	-	-	17,025,543	94,715
Equity Securities	-	-	64,350	38,588	64,350	38,588
	$28,518,151	$205,583	$64,350	$38,588	$28,582,501	$244,171

March 31, 2011	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$11,316,397	$344,705	$-	$-	$11,316,397	$344,705
FNMA and FHLMC Bonds	11,660,990	298,129	-	-	11,660,990	298,129
SBA Bonds	22,878,098	272,435	-	-	22,878,098	272,435
Taxable Municipal Bond	2,452,620	97,201			2,452,620	97,201
Mortgage-Backed Securities	49,991,656	534,276	-	-	49,991,656	534,276
Equity Securities	-	-	78,750	24,188	78,750	24,188
	$98,299,761	$1,546,746	$78,750	$24,188	$98,378,511	$1,570,934

Securities classified as available for sale are recorded at fair market value. At September 30, 2011, approximately 15.8% of the unrealized losses, or one individual security, consisted of securities in a continuous loss position for 12 months or more.  At March 31, 2011, approximately 15% of unrealized losses, or one individual security, consisted of securities in a continuous loss position for 12 months or more.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”). Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value.

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
Notes to Consolidated Financial Statements

9.      Securities, Continued

Investment and Mortgage-Backed Securities, Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$10,035,786	$311,314	$-	$10,347,100
FNMA and FHLMC Bonds	1,993,033	33,697	-	2,026,730
SBA Bonds	3,491,020	329,917	-	3,820,937
Mortgage-Backed Securities	33,663,775	1,076,561	1,810	34,738,526
Equity Securities	155,000	-	-	155,000
Total	$49,338,614	$1,751,489	$1,810	$51,088,293

March 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

FHLB Securities	$10,040,055	$297,670	$694	$10,337,031
SBA Bonds	3,856,483	242,167	-	4,098,650
Mortgage-Backed Securities	19,113,587	418,657	-	19,532,244
Equity Securities	155,000	-	-	155,000
	$33,165,125	$958,494	$694	$34,122,925

FHLB securities, Federal Farm Credit securities, and FNMA and FHLMC mortgage-backed securities are issued by GSEs.  GSEs are not backed by the full faith and credit of the United States government.  SBA bonds are backed by the full faith and credit of the United States government. Included in the tables above in mortgage-backed securities are GNMA mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At September 30, 2011, the Company held an amortized cost and fair value of $31.6 million and $32.6 million, respectively, in GNMA mortgage-backed securities which are included in mortgage-backed securities in the table above. At March 31, 2011, the Company held an amortized cost and fair value of $16.5 million and $16.8 million, respectively, in GNMA mortgage-backed securities included in mortgage-backed securities in the table above. All mortgage-backed securities in the Company’s portfolio above are either GSEs or GNMA mortgage-backed securities. The balance does not include any private label mortgage-backed securities.

The amortized cost and fair value of investment and mortgage-backed securities held to maturity at September 30, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities resulting from call features on certain investments. Mortgage-backed securities are presented as a separate line item since paydowns are expected to occur before the contractual maturity dates.

September 30, 2011	Amortized Cost	Fair Value

Less Than One Year	$-	$-
One – Five Years	6,867,024	7,167,107
Over Five – Ten Years	5,035,080	5,077,510
More Than Ten Years	3,772,735	4,105,150
Mortgage-Backed Securities	33,663,775	34,738,526
	$49,338,614	$51,088,293

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

9.      Securities, Continued

The Company had one security in an unrealized loss position at September 30, 2011. The fair value of this GNMA pool was $2.2 million and the unrealized loss was $2,000. The security had been in an unrealized loss position for less than 12 months. At March 31, 2011, the Company also had one security in an unrealized loss position. The fair value of the FHLB security was $1.0 million and the unrealized loss was $1,000. The security had been in an unrealized loss position for less than 12 months. The Company’s held to maturity portfolio is recorded at amortized cost.  The Company has the ability and intends to hold these securities to maturity. There were no sales of securities held to maturity during the three or six months ended September 30, 2011 or 2010, or during the year ended March 31, 2011.

10.    Loans Receivable, Net

Loans receivable, net, at September 30, 2011 and March 31, 2011 consisted of the following:

	September 30, 2011	March 31, 2011
Residential Real Estate	$103,781,323	$111,028,021
Consumer	62,729,028	64,862,668
Commercial Business	10,858,439	13,529,957
Commercial Real Estate	294,561,038	306,955,623
Total Loans Held For Investment	471,929,828	496,376,269

Loans Held For Sale	3,963,917	5,166,234
Total Loans Receivable, Gross	475,893,745	501,542,503

Less:
Allowance For Possible Loan Loss	13,779,432	12,501,800
Loans In Process	2,568,011	4,580,059
Deferred Loan Fees	(7,047)	(9,972)
	16,340,396	17,071,887
Total Loans Receivable, Net	$459,553,349	$484,470,616

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

	Credit Quality Measures
September 30, 2011	Pass	Watch	Special Mention	Substandard	Total Loans
Residential Real Estate	$94,103,289	$-	$1,581,343	$8,096,691	$103,781,323
Consumer	59,213,955	212,967	53,456	3,248,650	62,729,028
Commercial Business	9,701,749	374,892	13,743	768,055	10,858,439
Commercial Real Estate	211,390,251	16,234,580	25,661,938	41,274,269	294,561,038
Total	$374,409,244	$16,822,439	$27,310,480	$53,387,665	$471,929,828

	Credit Quality Measures
March 31, 2011	Pass	Watch	Special Mention	Substandard	Total Loans
Residential Real Estate	$104,826,411	$433,710	$379,036	$5,388,864	$111,028,021
Consumer	61,425,853	97,706	9,180	3,329,929	64,862,668
Commercial Business	12,059,761	6,285	-	1,463,911	13,529,957
Commercial Real Estate	230,031,130	10,786,846	30,462,062	35,675,585	306,955,623
Total	$408,343,155	$11,324,547	$30,850,278	$45,858,289	$496,376,269

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

10.   Loans Receivable, Net, Continued

The following tables present an age analysis of past due balances by category at the periods indicated.

September 30, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Day or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$-	$2,813,696	$2,968,938	$5,782,634	$97,998,689	$103,781,323
Consumer	1,145,961	1,498,762	1,302,772	3,947,495	58,781,533	62,729,028
Commercial Business	135,298	121,771	6,911	263,980	10,594,459	10,858,439
Commercial Real Estate	7,778,026	10,293,920	10,908,778	28,980,724	265,580,314	294,561,038
Total	$9,059,285	$14,728,149	$15,187,399	$38,974,333	$432,954,995	$471,929,828

March 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Day or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$1,799,800	$-	$1,809,881	$3,609,681	$107,418,340	$111,028,021
Consumer	2,673,973	196,958	1,194,171	4,065,102	60,797,566	64,862,668
Commercial Business	93,579	133,399	171,901	398,879	13,131,078	13,529,957
Commercial Real Estate	19,441,992	2,708,373	9,337,385	31,487,750	275,467,873	306,955,623
Total	$24,009,344	$3,038,730	$12,513,338	$39,561,412	$456,814,857	$496,376,269

At September 30, 2011, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them. The following table shows non-accrual loans by category at September 30, 2011 compared to March 31, 2011.

	At September 30, 2011		At March 31, 2011		$	%
	Amount	Percent (1)	Amount	Percent (1)	Increase (Decrease)	Increase (Decrease)
Non-accrual loans:
Residential real estate	$2,968,938	0.6%	$1,809,881	0.4%	$1,159,057	64.0%
Commercial business	6,911	-	171,901	-	(164,990)	(96.0)
Commercial real estate	10,908,778	2.3	9,337,385	1.9	1,571,393	16.8
Consumer	1,302,772	0.3	1,194,171	0.2	108,601	9.1
Total non-accural loans	$15,187,399	3.2%	$12,513,338	2.5%	$2,674,061	21.4%

(1) Percent of gross loans receivable, net of deferred fees and loans in process and loans held for sale

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

10.    Loans Receivable, Net, Continued

The following tables show the activity in the allowance for loan losses by category for the periods indicated.

	For the Three Months Ended September 30, 2011
Allowance For Loan Losses	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,763,457	$1,102,767	$651,426	$9,984,923	$13,502,573
Provision	(40,280)	9,979	526,919	1,803,382	2,300,000
Charge-Offs	(16,381)	(83,678)	(335,327)	(1,628,968)	(2,064,354)
Recoveries	-	4,771	1,744	34,699	41,214
Ending Balance	$1,706,796	$1,033,839	$844,762	$10,194,036	$13,779,433

	For the Six Months Ended September 30, 2011
Allowance For Loan Losses	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,702,864	$1,122,055	$924,149	$8,752,732	$12,501,800
Provision	191,352	34,787	315,014	4,058,847	4,600,000
Charge-Offs	(187,420)	(138,416)	(408,138)	(2,652,242)	(3,386,216)
Recoveries	-	15,413	13,737	34,699	63,849
Ending Balance	$1,706,796	$1,033,839	$844,762	$10,194,036	$13,779,433

	For the Year Ended March 31, 2011
Allowance For Loan Losses	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,944,257	$988,634	$678,728	$8,695,775	$12,307,394
Provision	644,032	649,542	539,264	5,967,162	7,800,000
Charge-Offs	(1,009,937)	(584,600)	(320,960)	(6,201,170)	(8,116,667)
Recoveries	124,512	68,479	27,117	290,965	511,073
Ending Balance	$1,702,864	$1,122,055	$924,149	$8,752,732	$12,501,800

The following tables present information related to impaired loans evaluated individually for impairment and collectively evaluated for impairment in the allowance for loan losses for the periods indicated.

	Allowance For Loan Losses
September 30, 2011	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$67,500	$1,639,296	$1,706,796
Consumer	-	1,033,839	1,033,839
Commercial Business	148,610	696,152	844,762
Commercial Real Estate	1,022,894	9,171,142	10,194,036
Total	$1,239,004	$12,540,429	$13,779,433

	Allowance For Loan Losses
March 31, 2011	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$-	$1,702,864	$1,702,864
Consumer	41,100	1,080,955	1,122,055
Commercial Business	240,648	683,501	924,149
Commercial Real Estate	490,728	8,262,004	8,752,732
Total	$772,476	$11,729,324	$12,501,800

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

10.    Loans Receivable, Net, Continued

The following tables present information related to impaired loans evaluated individually for impairment and collectively evaluated for impairment in loans receivable for the periods indicated.

	Loans Receivable
September 30, 2011	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$2,449,273	$101,332,050	$103,781,323
Consumer	3,338,815	59,390,213	62,729,028
Commercial Business	355,044	4,137,200	4,492,244
Commercial Real Estate	26,669,232	274,258,001	300,927,233
Total	$32,812,364	$439,117,464	$471,929,828

	Loans Receivable
March 31, 2011	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$2,278,966	$108,749,055	$111,028,021
Consumer	1,436,829	63,425,839	64,862,668
Commercial Business	770,011	12,759,946	13,529,957
Commercial Real Estate	28,811,862	278,143,761	306,955,623
Total	$33,297,668	$463,078,601	$496,376,269

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

The following table is a summary of information related to impaired loans as of September 30, 2011.

Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Residential Real Estate	$2,122,103	$2,684,103	$-	$2,154,605	$24,640
Consumer Loans	3,338,815	3,564,915	-	2,349,851	89,883
Commercial Business	206,434	230,434	-	417,380	5,445
Commercial Real Estate	21,509,872	23,986,972	-	23,528,997	368,993

With an allowance recorded:
Residential Real Estate	327,170	327,170	67,500	109,057	-
Consumer Loans	-	-	-	40,445	-
Commercial Business	148,610	148,610	148,610	246,152	3,256
Commercial Real Estate	5,159,360	6,054,210	1,022,894	4,028,557	51,765

Total
Residential Real Estate	2,449,273	3,011,273	67,500	2,263,662	24,640
Consumer Loans	3,338,815	3,564,915	-	2,390,296	89,883
Commercial Business	355,044	379,044	148,610	663,532	8,701
Commercial Real Estate	26,669,232	30,041,182	1,022,894	27,557,554	420,758

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

TDRs included in impaired loans at September 30, 2011 and March 31, 2011 were $11.8 million and $12.2 million, respectively. Interest earned during the six months ended September 30, 2011 and fiscal 2011 on these loans amounted to $112,441 and $649,348, respectively. At September 30, 2011 and March 31, 2011, the Bank did not have any loans 90 days delinquent and still accruing interest.

As a result of adopting the amendments in ASU 2011-02, management reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (April 1, 2011) to determine whether they are considered TDRs under the amended guidance.  Management identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, management identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $11.8 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss was $661,000.

	For the Six Months Ended September 30, 2011			For the Three Months Ended September 30, 2011
Troubled Debt Restructurings	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential Real Estate	-	$-	$-	-	$-	$-
Consumer Loans	-	-	-	-	-	-
Commercial Business	-	-	-	-	-	-
Commercial Real Estate	3	1,787,936	1,787,936	3	1,787,936	1,787,936
Total	3	$1,787,936	$1,787,936	3	$1,787,936	$1,787,936

During the six months ended September 30, 2011, we modified three loans that were considered to be TDRs.   The interest rate was lowered for all three of these loans.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

10.     Loans Receivable, Net, Continued

	For the Six Months Ended September 30, 2011		For the Three Months Ended September 30, 2011
Troubled Debt Restructurings That Subsequently Defaulted During the Period	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential Real Estate	-	$-	-	$-
Consumer Loans	-	-	-	-
Commercial Business	1	48,785	-	-
Commercial Real Estate	8	4,627,880	2	2,612,713
Total	9	$4,676,665	2	$2,612,713

During the six months ended September 30, 2011, nine loans that had been previously restructured were in default, two of which went into default in the quarter ended September 30, 2011.

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
•
results of examinations of us by the Office of the Comptroller of the Currency (‘OCC”) and of the Company by the Federal Reserve Board,(as successors to the Office of Thrift Supervision) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

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

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this prospectus and the incorporated documents

Some of these and other factors are discussed in the 2011 10-K under the caption “Risk Factors” Such developments could have an adverse impact on our financial position and our results of operations.

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

Financial Condition At September 30, 2011 and March 31, 2011

General – Total assets decreased $14.3 million or 1.5% to $919.2 million at September 30, 2011 from $933.5 million at March 31, 2011.  The primary reason for the decrease in total assets was a decrease in net loans receivable, offset by increases in investments.

Assets – The increases and decreases in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	September 30, 2011	March 31, 2011	Amount	Percent
Cash And Cash Equivalents	$10,728,691	$7,835,638	$2,893,053	36.9%
Investment And Mortgage-Backed Securities	385,076,431	372,417,915	12,658,516	3.4
Loan Receivable, Net	459,553,349	484,470,616	(24,917,267)	(5.1)
Premise and Equipment, Net	19,196,702	19,800,616	(603,914)	(3.0)
Federal Home Loan Bank Stock	9,392,300	11,267,485	(1,875,185)	(16.6)
Repossessed Assets Acquired In Settlement Of Loans	13,859,915	14,433,853	(573,938)	(4.0)
Other Assets	3,265,924	5,050,362	(1,784,438)	(35.3)

Cash and Cash Equivalents, increased $2.9 million or 36.9% to $10.7 million at September 30, 2011, from $7.8 million at March 31, 2011.

Investment and mortgage-backed securities increased $12.7 million or 3.4% to $385.1 million at September 30, 2011 from $372.4 million at March 31, 2011. This increase was the result of investment purchases offset slightly by principal repayments, calls and maturities on securities coupled with the sale of 22 securities consisting primarily of mortgage-backed securities during the six month period ended September 30, 2011.

Loans receivable, net, decreased $24.9 million or 5.1% to $459.6 million at September 30, 2011 from $484.5 million at March 31, 2011. This decrease was a result of Company’s efforts to implement more stringent underwriting standards and increase rates combined with lower loan demand.  Residential real estate loans decreased $7.2 million to $103.8 million at September 30, 2011 from $111.0 million at March 31, 2011.  Consumer loans decreased $2.1 million to $62.7 million at September 30, 2011 compared to $64.9 million at March 31, 2011. Commercial real estate loans and commercial business loans decreased $12.4 million and $2.7 million, respectively, to $294.6 million and $10.9 million, respectively, at September 30, 2011 compared to $307.0 million and $13.5 million, respectively, at March 31, 2011. Loans held for sale decreased $1.2 million to $4.0 million at September 30, 2011 from $5.2 million at March 31, 2011.

Repossessed assets acquired in settlement of loans decreased $574,000 or 4.0% to $13.9 million at September 30, 2011 from $14.4 million at March 31, 2011.  The Company sold 13 real estate properties and repossessed 16 additional properties during the six month period ended September 30, 2011 for a net dollar amount decrease during the period. At September 30, 2011, the balance of repossessed assets consisted of the following 43 real estate properties: 19 single-family residences and 11 lots within residential

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

subdivisions located throughout our market area in South Carolina and Georgia; three parcels of land in South Carolina; one mobile home including small acreage in Lexington County, South Carolina; five commercial buildings in the Midlands area of South Carolina and one commercial building in Augusta, Georgia; a 55 lot subdivision development and adjacent 17 acres of land in Columbia, South Carolina; a 229.24 acre subdivision in Blythewood, South Carolina; and 34.8 acres of land in Bluffton, South Carolina also originally acquired as a participation loan from another financial institution.

Liabilities
Deposit Accounts

	September 30, 2011		March 31, 2011		Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Amount	Percent
Demand Accounts:
Checking	$118,817,537	0.13%	$117,077,343	0.09%	$1,740,194	1.5%
Money Market	216,094,880	0.74%	194,560,099	0.85%	21,534,781	11.1%
Statement Savings	21,054,515	0.20%	20,582,505	0.24%	472,010	2.3%
Total	355,966,932	0.50%	332,219,947	0.54%	23,746,985	7.1%

Certificate Accounts
0.00 – 1.99%	252,551,771		239,078,153		13,473,618	5.6%
2.00 – 2.99%	63,543,316		107,386,573		(43,843,257)	(40.8)%
3.00 – 3.99%	3,233,404		3,307,422		(74,018)	(2.2)%
4.00 – 4.99%	4,986,264		5,272,507		(286,243)	(5.4)%
5.00 – 5.99%	2,397,521		3,092,512		(694,991)	(22.5)%
Total	326,712,276	1.47%	358,137,167	1.71%	(31,424,891)	(8.8)%
Total Deposits	$682,679,208	0.97%	$690,357,114	1.15%	$(7,677,906)	(1.1)%

Included in the certificates above were $34.7 million and $39.7 million in brokered deposits at September 30, 2011 and March 31, 2011, respectively, with a weighted average interest rate 1.94% and 2.18%, respectively.

Advances From FHLB – FHLB advances are summarized by year of maturity and weighted average interest rate in the table below:

					Balance
	September 30, 2011		March 31, 2011		Decrease
Fiscal Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2012	$14,200,000	2.85%	$24,950,000	2.22%	$(10,750,000)	(43.1)%
2013	10,000,000	4.76%	10,000,000	4.76%	-	-
2014	30,000,000	3.45%	30,000,000	3.45%	-	-
2015	20,278,111	3.01%	20,286,338	3.01%	(8,227)	(0.0)
2016	20,000,000	4.12%	20,000,000	4.12%	-	-
Thereafter	32,900,000	4.36%	32,900,000	4.36%	-	-
Total Advances	$127,378,111	3.76%	$138,136,338	3.57%	$(10,758,227)	(7.8)%

These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $173.3 million and $166.2 million at September 30, 2011 and $168.2 million and $172.9 million at March 31, 2011, respectively. Advances are subject to prepayment penalties.

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

As of September 30, 2011
Borrow Date	Maturity Date	Amount	Int. Rate	Type	Call Dates

11/23/05	11/23/15	5,000,000	3.933%	Multi-Call	05/25/08 and quarterly thereafter
07/11/06	07/11/16	5,000,000	4.800%	Multi-Call	07/11/08 and quarterly thereafter
11/29/06	11/29/16	5,000,000	4.025%	Multi-Call	05/29/08 and quarterly thereafter
03/09/07	03/09/12	4,700,000	4.286%	Multi-Call	06/09/10 and quarterly thereafter
05/24/07	05/24/17	7,900,000	4.375%	Multi-Call	05/27/08 and quarterly thereafter
07/25/07	07/25/17	5,000,000	4.396%	Multi-Call	07/25/08 and quarterly thereafter
08/28/08	08/28/13	5,000,000	3.113%	Multi-Call	08/30/10 and quarterly thereafter

Other Borrowings – The Bank had $11.0 million and $11.2 million in other borrowings (non-FHLB advances) at September 30, 2011 and March 31, 2011, respectively.  These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts.  The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At September 30, 2011 and March 31, 2011, the interest rate paid on the repurchase agreements was 0.35% and 0.40%, respectively.  The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $20.7 million and $22.1 million at September 30, 2011 and $22.7 million and $23.7 million at March 31, 2011, respectively.

Mandatorily Redeemable Financial Instrument – On June 30, 2006, the Company recorded a $1.4 million mandatorily redeemable financial instrument as a result of the acquisition of the Collier-Jennings Companies.  The shareholder of the Collier-Jennings Companies received cash and was issued stock in the Company to settle the acquisition.  The Company released the shares to the shareholder of the Collier-Jennings Companies over a three-year period.  The stock had a mandatorily redeemable rate of 20% per year for a five-year period at the greater of $26 per share or one and one-half times the book value of the Company’s stock.

On April 11, 2011, the Company eliminated the mandatorily redeemable shares of the Company’s common stock as a result of an investor’s purchase of these shares in a private transaction. In connection with the purchase of these shares, the redemption feature was eliminated. As a result, the Company no longer has the liability related to these shares on its balance sheet and the Company’s capital increased by $1.5 million.

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

The Capital Securities accrue and pay distributions quarterly at a rate per annum equal to a blended rate of 4.46% at September 30, 2011.  One-half of the Capital Securities issued in the transaction has a fixed rate of 6.88% and the remaining half has a floating rate of three-month LIBOR plus 170 basis points, which was 2.05% at September 30, 2011. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears.

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

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Convertible Debentures – Effective December 1, 2009, the Company issued $6.1 million in convertible senior debentures. The debentures will mature on December 1, 2029 and accrue interest at the rate of 8.0% per annum until maturity or earlier redemption or repayment. Interest on the debentures is payable on June 1 and December 1 of each year, commencing June 1, 2010. The debentures are convertible into the Company’s common stock at a conversion price of $20 per share at the option of the holder at any time prior to maturity.

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

Equity – Shareholders’ equity increased $5.5 million or 7.3% to $81.5 million at September 30, 2011 from $76.0 million at March 31, 2011. Accumulated other comprehensive income, net of tax increased $3.9 million to $7.5 million at September 30, 2011. The Company’s net income available for common shareholders was $660,000 for the six month period ended September 30, 2011, after preferred stock dividends of $220,000.

On April 11, 2011, the Company eliminated the mandatorily redeemable shares of the Company’s common stock as a result of an investor’s purchase of these shares in a private equity transaction. In connection with the purchase of these shares, the redemption feature was eliminated. As a result, the Company no longer has the liability related to these shares on its balance sheet. This transaction resulted in an increase to capital of $1.5 million during the six months ended September 30, 2011.

The Board of Directors of the Company declared common stock dividends totaling $471,000 during the period ended September 30, 2011.  Book value per common share was $20.08 at September 30, 2011 and $18.21 at March 31, 2011.

Results of Operations for the Three Month Periods Ended September 30, 2011 and 2010

Net Income Available to Common Shareholders - Net income available to common shareholders increased $73,000 or 30.8% to $308,000 for the three months ended September 30, 2011 compared to $236,000 for the three months ended September 30, 2010. The increase in net income was primarily the result of a decrease in general and administrative expense combined with a decrease in preferred stock dividends. These changes were offset slightly by a $555,000 decrease in non-interest income and a $150,000 increase in the provision for loan losses.

Net Interest Income - The net interest margin increased 3 basis points to 3.10% for the quarter ended September 30, 2011 from 3.07% for the comparable quarter in the previous year. Despite an increase in the margin, the significant decrease in the volume of interest earning assets, particularly loans, resulted in a decrease in net interest income. Net interest income decreased $89,000 or 1.3% to $6.6 million during the three months ended September 30, 2011, compared to $6.7 million for the same period in 2010.  During the three months ended September 30, 2011, average interest earning assets decreased $16.6 million to $857.3 million while average interest-bearing liabilities decreased $29.6 million to $799.4 million.

Interest Income - Total interest income decreased $1.2 million or 10.4% to $9.9 million during the three months ended September 30, 2011 from $11.0 million for the same period in 2010. This decrease is primarily the result of the decrease in interest earning assets. Total interest income on loans decreased $1.1 million or 13.1% to $7.2 million during the three months ended September 30, 2011 as a result of the average loan portfolio balance decreasing $78.9 million, offset slightly by the yield on the loan portfolio increasing 10 basis points. Interest income from mortgage-backed securities decreased $143,000 or 6.8% to $1.9 million as a result of a 60 basis point decrease in the portfolio yield offset by a $27.0 million increase in the average balance. Interest income from investment securities increased $75,000 or 11.2% to $743,000 as a result of an increase of $34.3 million in the average balance of the investment securities portfolio partially offset by a decrease of 40 basis points in the yield.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011		2010
	Average Balance	Yield(1)	Average Balance	Yield(1)	Increase (Decrease) In Interest And Dividend Income From 2010
Loans Receivable, Net	$465,039,249	6.18%	$543,930,014	6.08%	$(1,081,609)
Mortgage-Backed Securities	256,649,480	3.04	229,668,165	3.64	(143,034)
Investment Securities(2)	130,816,906	2.37	96,556,897	2.77	107,659
Overnight Time And Certificates of Deposit	4,754,474	0.05	3,690,431	0.14	(683)
Total Interest-Earning Assets	$857,260,109	4.63%	$873,845,507	5.05%	$(1,117,667)
(1)	Annualized
(2)	Tax equivalent basis is calculated using an effective tax rate of 34% and amounted to $33,000 for the quarter ended September 30, 2011.

Interest Expense - Total interest expense decreased $1.1 million or 24.6% to $3.3 million during the three months ended September 30, 2011 compared to $4.3 million for the same period last year.  The decrease in total interest expense is attributable to decreases in interest rates paid and a $29.6 million decrease in the average balance of interest-bearing liabilities.  Interest expense on deposits decreased $870,000 or 32.9% during the period ended September 30, 2011. The decrease was attributable to a 46 basis point decrease in the cost of deposits combined with a decrease in average interest-bearing deposits of $16.0 million when compared to the three month period ended September 30, 2010.  The decrease in the cost of deposits primarily resulted from maturing certificate accounts re-pricing at lower interest rates. Interest expense on advances and other borrowings decreased $190,000 or 12.7%. The average balance of other borrowings decreased $13.7 million or 8.1% to $155.7 million from the same period last year, directly reflecting the decrease in interest earning assets.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011		2010
	Average Balance	Yield (1)	Average Balance	Yield (1)	Decrease In Interest Expense From 2010
Now And Money Market Accounts	$286,344,052	0.65%	$247,813,218	0.97%	$(138,216)
Statement Savings Accounts	20,932,731	0.22	19,393,381	0.32	(3,878)
Certificates Accounts	336,411,845	1.55	392,462,945	2.07	(728,271)
FHLB Advances And Other Borrowed Money	144,436,325	3.62	158,094,069	3.79	(189,653)
Junior Subordinated Debentures	5,155,000	4.52	5,155,000	4.64	(1,514)
Senior Convertible Debentures	6,084,000	8.00	6,084,000	8.00	-
Total Interest-Bearing Liabilities	$799,363,953	1.63%	$829,002,613	2.09%	$(1,061,532)
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

The provision for loan losses was $2.3 million for the quarter ended September 30, 2011 compared to $2.2 million for the same quarter in the prior year.

The following table details selected activity associated with the allowance for loan losses for the three months ended September 30, 2011 and 2010:

	September 30, 2011	September 30, 2010
Beginning Balance	$13,502,573	$11,485,185
Provision	2,300,000	2,150,000
Charge-offs	(2,064,355)	(2,122,268)
Recoveries	41,214	15,303
Ending Balance	$13,779,432	$11,528,220

Allowance For Loan Losses As A Percentage Of Gross Loans Receivable, Held For Investment At The End Of The Period	2.94%	2.13%
Allowance For Loan Losses As A Percentage Of Impaired Loans At The End Of The Period	41.99%	26.4%
Impaired Loans	$32,812,363	$43,743,434
Non-accrual Loans And 90 Days Or More Past Due Loans As A Percentage Of Loans Receivable, Held For Investment At The End Of The Period	3.2%	3.7%
Gross Loans Receivable, Held For Investment and Held For Sale	$475,893,745	$540,321,145
Total Loans Receivable, Net	$459,553,349	$537,174,436

The cumulative interest not accrued during the quarter ended September 30, 2011 relating to all non-performing loans totaled $193,000. At September 30, 2011, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral. In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop or liquidate them.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Income - Non-interest income decreased $555,000 or 27.1% for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. The following table provides a detailed analysis of the changes in the components of non-interest income:

	Three Months Ended September 30,		Increase (Decrease)
	2011	2010	Amounts	Percent
Gain On Sale Of Investments	$385,029	$495,895	$(110,866)	(22.4)%
Gain On Sale Of Loans	122,414	577,480	(455,066)	(78.8)
Service Fees On Deposit Accounts	303,787	295,932	7,855	2.7
Income From Cash Value Of Life Insurance	105,000	105,000	-	-
Commissions From Insurance Agency	119,156	118,139	1,017	0.9
Trust Income	116,000	109,500	6,500	5.9
Mandatorily Redeemable Financial Instrument Valuation	-	(45,000)	45,000	100.0
Check Card Fee Income	190,401	164,884	25,517	15.5
Other	150,680	225,580	(74,900)	(33.2)
Total Non-Interest Income	$1,492,467	$2,047,410	$(554,943)	(27.1)%

Gain on sale of investments was $385,000 during the quarter ended September 30, 2011 compared to $496,000 in the same period last year. The gain resulted from the sale of 22 investments during the period. Based on an analysis of the portfolio, the Company was able to maximize return by selling securities with short average lives as a result of call features or securities with adjustable rates scheduled to re-price down in the near future. The Company sold 22 securities during the same quarter of last year.
Gain on sale of loans decreased $455,000 to $122,000 during the three months ended September 30, 2011 when compared to the same period last year.

The Company recorded $45,000 in valuation expense related to the mandatorily redeemable financial instrument during the quarter ended September 30, 2010 compared to zero for the quarter ended September 30, 2011. In connection with the acquisition of the Collier-Jennings Companies on June 30, 2006, the Company recorded a $1.4 million mandatorily redeemable financial instrument. On April 11, 2011, the Company eliminated the mandatorily redeemable shares of the Company’s common stock as a result of an investor’s purchase of these shares in a private transaction. In connection with the purchase of these shares, the redemption feature was eliminated. As a result, the Company no longer has the liability related to these shares on its Consolidated Balance Sheets, nor the related valuation adjustment on its Consolidated Statement of Income.

Other income decreased $75,000 or 33.2% to $151,000 during the three months ended September 30, 2011 compared to $226,000 during 2010.

General And Administrative Expenses – The Company made significant progress during the quarter to reduce its general and administrative expenses through the implementation of several cost savings strategies. As a result, general and administrative expenses decreased $655,000 or 11.2% to $5.2 million for the three months ended September 30, 2011 from $5.9 million for the same period last year.  The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

	Three Months Ended September 30,		Increase (Decrease)
	2011	2010	Amounts	Percent
Salaries And Employee Benefits	$2,736,234	$3,000,691	$(264,457)	(8.8)%
Occupancy	472,416	489,774	(17,358)	(3.5)
Advertising	115,613	80,554	35,059	43.5
Depreciation And Maintenance Of Equipment	442,648	468,533	(25,885)	(5.5)
FDIC Insurance Premiums	264,707	316,000	(51,293)	(16.2)
Amortization of Intangibles	12,501	22,500	(9,999)	(44.4)
Net Cost Of Operation Of Other Real Estate Owned	261,230	631,601	(370,371)	(58.6)
Other	891,312	842,152	49,160	5.8
Total General And Administrative Expenses	$5,196,661	$5,851,805	$(655,144)	(11.2)%

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Salary and employee benefits decreased $264,000 to $2.7 million for the three months ended September 30, 2010 from $3.0 million for the same period last year. As part of the Company’s cost savings strategies and due to the uncertainty in the economy, the Company eliminated annual raises in January 2011. In addition, due to increased efficiency and some attrition, the number of full time equivalent employees decreased by 14 to 214 full time equivalent employees at September 30, 2011 compared to 228 full time equivalent employees at September 30, 2010.

Occupancy decreased $17,000 or 3.5% to $472,000 for the three months ended September 30, 2011 from $490,000 for the same period one year ago while depreciation and maintenance of equipment decreased $26,000 or 5.5% to $443,000 for the three months ended September 30, 2011 from $469,000 for the same period in 2010.

Advertising expense increased $35,000 or 43.5% to $116,000 for the three months ended September 30, 2011 from $81,000 for the same period one year ago.

FDIC insurance premiums decreased $51,000 or 16.2% to $265,000 for the three month period ended September 30, 2011 compared to $316,000 for the same period a year ago as a result of a shrinking deposit base.

Net cost of operation of other real estate owned decreased $370,000 or 58.6% to $261,000 during the quarter ended September 30, 2011 from $632,000 during the quarter ended September 30, 2010. Net cost of operation of other real estate includes any gain or loss on the sale of other real estate owned and all other expenses related to these properties incurred during the period. As the balance of other real estate owned has slowly decreased, so has the cost associated with these properties.

Other expenses increased $49,000 to $891,000 for the three month period ended September 30, 2011, an increase of 5.8% when compared to the same period in the prior year. Other expenses include legal fees, consultant fees, and expenses associated with loan collection and workout efforts.

Provision For Income Taxes – The provision for income taxes decreased $100,000 or 33.6% to $197,000 for the three months ended September 30, 2011 from $297,000 for the same period one year ago.  Income before income taxes was $616,000 and $755,000 for the three months ended September 30, 2011 and 2010, respectively.  The Company’s combined federal and state effective income tax rate for the current quarter was 32.1% compared to 39.4% for the same quarter one year ago.

Results of Operations for the Six Month Periods Ended September 30, 2011 and 2010

Net Income Available to Common Shareholders - Net income available to common shareholders increased $127,000 or 23.8% to $660,000 for the six months ended September 30, 2011 compared to $533,000 for the six months ended September 30, 2010. The increase in net income was primarily the result of a decrease in general and administrative expense combined with a decrease in preferred stock dividends. These changes were offset partially by a $676,000 decrease in non-interest income and an increase of $550,000 in the provision for loan losses.

Net Interest Income - The net interest margin increased 5 basis points to 3.15% for the six months ended September 30, 2011 from 3.10% for the comparable period in the previous year. However, due to the significant decrease in interest earning assets, particularly loans, net interest income decreased $132,000 or 1.0% to $13.5 million during the six months ended September 30, 2011, compared to $13.6 million for the same period in 2010. This was a result of a decrease in interest income partially offset  by a decrease in interest expense.  During the six months ended September 30, 2011, average interest earning assets decreased $19.3 million to $859.0 million while average interest-bearing liabilities decreased $32.3 million to $800.1 million.  One of the Bank’s primary objectives has been to maximize risk based capital through steady earnings and a decrease in certain loan type concentrations. Average loans receivable, net decreased $82.5 million to $471.8 million during the six months ended September 30, 2011 compared to $554.3 million in 2010.

Interest Income - Total interest income decreased $2.3 million or 10.1% to $20.1 million during the six months ended September 30, 2011 from $22.4 million for the same period in 2010. This decrease is primarily the result of the decrease in interest earning assets. Total interest income on loans decreased $2.1 million or 12.7% to $14.5 million during the six months ended September 30, 2011 as a result of the average loan portfolio balance decreasing $82.5 million, offset slightly by the yield in the loan portfolio increasing 16 basis points. Interest income from mortgage-backed securities decreased $326,000 or 7.4% to $4.1 million as a result of a 61 basis point decrease in the portfolio yield offset by a $24.1 million increase in the average balance of the portfolio. Interest income from investment securities increased $165,000 or 12.2% to $1.5 million as a result of a $37.7 million increase in the average balance of investments during the six months ended September 30, 2011 to $128.1 million.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the six months ended September 30, 2011 and 2010:

	Six Months Ended September 30,
	2011		2010
	Average Balance	Yield (1)	Average Balance	Yield (1)	Increase (Decrease) In Interest And Dividend Income From 2010
Loans Receivable, Net	$471,824,863	6.16%	$554,349,321	6.00%	$(2,109,750)
Mortgage-Backed Securities	255,839,109	3.18	231,786,989	3.79	(325,921)
Investments (2)	128,144,912	2.43	90,432,143	2.98	208,608
Overnight Time & Certificates Of Deposits	3,224,923	0.07	1,766,992	0.17	(388)
Total Interest-Earning Assets	$859,033,807	4.69%	$878,335,445	5.10%	$(2,227,451)

       (1) Annualized
     (2) Tax equivalent basis is calculated using an effective tax rate of 34% and amounted to $44,000 for the six ended September 30, 2011.

Interest Expense - Total interest expense decreased $2.1 million or 24.5% to $6.6 million during the six months ended September 30, 2011 compared to $8.7 million for the same period last year.  The decrease in total interest expense is attributable to decreases in interest rates paid and a $32.3 million decrease in the average balance of interest-bearing liabilities.  Interest expense on deposits decreased $1.7 million or 31.1% during the period ended September 30, 2011. The decrease was attributable to a 48 basis point decrease in the cost of deposits combined with a decrease in average interest-bearing deposits of $14.0 million when compared to the six month period ended September 30, 2010.  The decrease in the cost of deposits primarily resulted from maturing certificate accounts re-pricing at lower interest rates while the decrease in average balance directly reflects the decrease in interest-earning assets. Interest expense on advances and other borrowings decreased $482,000 or 14.2%. The average balance of other borrowings decreased $18.3 million or 10.5% to $156.6 million from the same period last year, directly reflecting the decrease in interest earning assets.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the six months ended September 30, 2011 and 2010:

	Six Months Ended September 30,
	2011		2010
	Average Balance	Yield (1)	Average Balance	Yield (1)	Decrease In Interest Expense From 2010
Now And Money Market Accounts	$279,361,350	0.65%	$244,533,104	0.96%	$(269,521)
Statement Savings Accounts	20,804,405	0.23	19,197,753	0.34	(8,711)
Certificates Accounts	343,388,970	1.60	393,812,118	2.09	(1,376,621)
FHLB Advances And Other Borrowed Money	145,349,054	3.54	163,695,565	3.74	(483,040)
Junior Subordinated Debentures	5,155,000	4.50	5,155,000	4.57	(1,564)
Senior Convertible Debentures	6,084,000	8.00	6,084,000	8.00	-
Total Interest-Bearing Liabilities	$800,142,778	1.65%	$832,477,540	2.10%	$(2,139,457)
        (1) Annualized

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Loan Losses - The provision for loan losses was $4.6 million for the six months ended September 30, 2011 compared to $4.1 million for the same period in the prior year.

The following table details selected activity associated with the allowance for loan losses for the six months ended September 30, 2011 and 2010:

	September 30, 2011	September 30, 2010
Beginning Balance	$12,501,800	$12,307,394
Provision	4,600,000	4,050,000
Charge-offs	(3,386,216)	(4,874,893)
Recoveries	63,849	45,719
Ending Balance	$13,779,433	$11,528,220

Non-Interest Income - Non-interest income decreased $676,000 or 19.6% for the six months ended September 30, 2011, compared to the six months ended September 30, 2010. The following table provides a detailed analysis of the changes in the components of non-interest income:

	Six Months Ended September 30,		Increase (Decrease)
	2011	2010	Amounts	Percent
Gain On Sale Of Investments	$556,253	$695,406	$(139,153)	(20.0)%
Gain On Sale Of Loans	229,684	846,157	(616,473)	(72.9)
Service Fees On Deposit Accounts	574,480	589,817	(15,337)	(2.6)
Income From Cash Value Of Life Insurance	210,000	200,000	10,000	5.0
Commissions From Insurance Agency	211,258	208,966	2,292	1.1
Trust Income	230,000	219,000	11,000	5.0
Mandatorily Redeemable Financial Instrument Valuation	50,000	(85,000)	135,000	158.8
Check Card Fee Income	392,793	330,749	62,044	18.8
Other	309,293	434,357	(125,064)	(28.8)
Total Non-Interest Income	$2,763,761	$3,439,452	$(675,691)	(19.6)%

Gain on sale of investments was $556,000 during the six months ended September 30, 2011 compared to $695,000 in the same period last year. The gain resulted from the sale of 29 investments during the period. Based on an analysis of the portfolio, the Company was able to maximize return by selling securities with short average lives as a result of call features or securities with adjustable rates scheduled to re-price down in the near future. The Company sold 32 investments during the six month period ended September 30, 2010. Gain on sale of loans decreased $616,000 to $230,000 during the six months ended September 30, 2011 when compared to the same period last year as a result of a decrease in the volume of fixed rate residential mortgages originated and sold.

The Company recorded $50,000 in valuation income related to the mandatorily redeemable financial instrument during the six months ended September 30, 2011 compared to an expense of $85,000 for the six months ended September 30, 2010. The mandatorily redeemable financial instrument is reported at fair value on the Consolidated Balance Sheets with any resulting valuation adjustments included in earnings. On April 11, 2011, the Company eliminated the mandatorily redeemable shares of the Company’s common stock as a result of an investor’s purchase of these shares in a private transaction. In connection with the purchase of these shares, the redemption feature was eliminated. As a result, the Company no longer has the liability related to these shares on its Consolidated Balance Sheets.

Check card fee income increased $62,000 or 18.8% to $393,000 during the six months ended September 30, 2011 from $331,000 for the same period last year. Other income decreased $125,000 or 28.8% to $309,000 during the six months ended September 30, 2011 compared to $434,000 during 2010.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General And Administrative Expenses – General and administrative expenses decreased $1.0 million or 9.2% to $10.4 million for the six months ended September 30, 2011 from $11.4 million for the same period last year.  The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

	Six Months Ended September 30,		Increase (Decrease)
	2011	2010	Amounts	Percent
Salaries And Employee Benefits	$5,579,212	$6,007,175	$(427,963)	(7.1)%
Occupancy	951,168	1,003,966	(52,798)	(5.3)
Advertising	201,293	201,348	(55)	(0.0)
Depreciation And Maintenance Of Equipment	855,273	924,568	(69,295)	(7.5)
FDIC Insurance Premiums	556,912	628,048	(71,136)	(11.3)
Amortization of Intangibles	35,021	45,000	(9,979)	(22.2)
Net Cost Of Operation Of Other Real Estate Owned	297,840	805,672	(507,832)	(63.0)
Other	1,880,466	1,788,756	91,710	5.1
Total General And Administrative Expenses	$10,357,185	$11,404,533	$(1,047,348)	(9.2)%

Salary and employee benefits decreased $428,000 to $5.6 million for the six months ended September 30, 2011 from $6.0 million for the same period last year. This decrease was primarily the result of a decrease in full time equivalent employees during the period. As a result of increased efficiency and some attrition, the Company went from 228 full time employee equivalents at September 30, 2010 to 214 full time employee equivalents at September 30, 2011. In addition, as part of the Company’s cost savings strategies and due to the uncertainty in the economy, the Company eliminated annual raises in January 2011.

Occupancy decreased $53,000 or 5.3% to $951,000 for the six months ended September 30, 2011 from $1.0 million for the same period one year ago while depreciation and maintenance of equipment decreased $69,000 or 7.5% to $855,000 during the six months ended September 30, 2011 from $925,000 in 2010. The Company made significant efforts to reduce expenses during the period.

FDIC insurance premiums decreased $71,000 or 11.3% to $557,000 for the six month period ended September 30, 2011 compared to $628,000 for the same period a year ago as a result of the decrease in deposits.

Net cost of operation of other real estate owned decreased $508,000 or 63.0% to $298,000 during the six months ended September 30, 2011 from $806,000 during the same period in 2010. As the balance of other real estate owned has slowly decreased, the cost associated with these properties has also decreased. Other expenses increased $92,000 to $1.9 million for the six month period ended September 30, 2011, an increase of 5.1% when compared to the same period in the prior year. Other expenses include legal fees, consultant fees, and expenses associated with loan collection and workout efforts.

Provision For Income Taxes – The provision for income taxes decreased $192,000 or 30.9% to $429,000 for the six months ended September 30, 2011 from $620,000 for the same period one year ago.  The Company’s combined federal and state effective income tax rate for the current period was 32.8% compared to 38.3% for the same period one year ago.

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

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the six months ended September 30, 2011 loan repayments exceeded loan disbursements resulting in a $24.9 million or 5.1% decrease in total net loans receivable.  During the six months ended September 30, 2011, deposits decreased $7.7 million and FHLB advances decreased $10.8 million.  The Bank had $149.5 million in additional borrowing capacity at the FHLB at the end of the period.  At September 30, 2011, the Bank had $223.7 million of certificates of deposit maturing within one year.  Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed.

At September 30, 2011 and 2010, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2011.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused lines of credit	$131	$652	$4,061	$4,844	$28,069	$32,913
Standby letters of credit	10	437	998	1,445	6	1,451
Total	$141	$1,089	$5,059	$6,289	$28,075	$34,364

Security Federal Corporation and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that at September 30, 2011 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected or are reasonably likely to affect our internal controls over financial reporting

The Company does not expect that its disclosure controls and procedures will prevent all error and or fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Part II: Other Information

Item 1.   Legal Proceedings
The Company is not engaged in any legal proceedings of a material nature at the present time.  From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in mortgage loans it has made.

Item 1A.Risk Factors
       There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March
       31, 2011.

Item 2.   Unregistered sales of Equity Securities and Use Of Proceeds

               None

Item 3.   Defaults Upon Senior Securities
None

Item 4.   [Removed and Reserved]

Item 5.   Other Information
None

Security Federal Corporation and Subsidiaries

Item 6.         Exhibits

3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Amendment, including Certificate of Designation relating to the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A (2)
3.3	Articles of Amendment, including Certificate of Designation relating to the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series B (3)
3.4	Bylaws (4)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (5)
4.2	Form of Certificate for the Series A Preferred Shares (2)
4.3	Form of Certificate for the Series B Preferred Shares (3)
4.4	Warrant to purchase shares of the Company’s common stock dated December 19, 2008 (2)
4.5	Letter Agreement (including Securities Purchase Agreement – Standard Terms, attached as Exhibit A) dated December 19, 2008 between the Company and the United States Department of the Treasury (2)
4.6	Form of Indenture with respect to the Company’s 8.0% Convertible Senior Debentures Due2029 (6)
4.7	Specimen Convertible Senior Debenture Due 2029 (6)
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

10.1	1993 Salary Continuation Agreements (7)
10.2	Amendment One to 1993 Salary Continuation Agreements (8)
10.3	Form of 2006 Salary Continuation Agreement (9)
10.4	1999 Stock Option Plan (10)
10.5	2002 Stock Option Plan (11)
10.6	2006 Stock Option Plan (12)
10.7	2008 Equity Incentive Plan (13)
10.8	Form of incentive stock option agreement and non-qualified stock option agreement pursuant to the 2006 Stock Option Plan (12)
10.9	2004 Employee Stock Purchase Plan (14)
10.10	Incentive Compensation Plan (7)
10.11	Form of Security Federal Bank Salary Continuation Agreement (15)
10.12	Form of Security Federal Split Dollar Agreement (9)
10.13	Form of Compensation Modification Agreement (2)
13	Annual Report to Stockholders
14	Code of Ethics (16)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended  September 30, 2011, formatted in Extensible Business Reporting Language (XBRL):(a) Consolidated Balance  Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Shareholders’ Equity and Comprehensive Income; (d) Consolidated Statements of Cash Flows; and(e) Notes to Consolidated Financial Statements*

________________
(*)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Filed on June 26, 1998, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2008.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 30, 2010.
(4)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on October 17, 2011.
(5)	Filed on August 12, 1987, as an exhibit to the Company’s Registration Statement on Form 8-A and incorporated by reference.
(6)	Filed on July 13, 2009 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-160553) and incorporated herein by reference.
(7)	Filed on June 28, 1993, as an exhibit to the Company’s Annual Report on Form 10-KSB and incorporated herein by reference.

Security Federal Corporation and Subsidiaries

(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.
(9)	Filed on May 24, 2006 as an exhibit to the Company’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
(10)	Filed on March 2, 2000, as an exhibit to the Company’s Registration Statement on Form S-8 and incorporated herein by reference
(11)	Filed on January 3, 2003, as an exhibit to the Company’s Registration Statement on Form S-8 and incorporated herein by reference.
(12)	Filed on August 22, 2006, as an exhibit to the Company’s Registration Statement on Form S-8 (Registration Statement No. 333-136813) and incorporated herein by reference.
(13)	Filed on November 12, 2008, as an exhibit to the Company’s Registration Statement on Form S-8 and incorporated herein by reference.
(14)	Filed on June 18, 2004, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(15)	Filed on May 24, 2006 as an exhibit to the Current Report on Form 8-K and incorporated herein by reference.
(16)	Filed on June 29, 2006, as an exhibit to the Company’s Annual Report on Form 10-K and incorporated herein by reference.

Security Federal Corporation and Subsidiaries

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY FEDERAL CORPORATION

Date:	November 10, 2011	By:	/s/Timothy W. Simmons
Timothy W. Simmons
President
Duly Authorized Representative

Date:	November 10, 2011	By:	/s/Roy G. Lindburg
Roy G. Lindburg
CFO
Duly Authorized Representative

Security Federal Corporation and Subsidiaries

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended  September 30, 2011, formatted in Extensible Business Reporting Language (XBRL):(a) Consolidated Balance  Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Shareholders’ Equity and Comprehensive Income; (d) Consolidated Statements of Cash Flows; and(e) Notes to Consolidated Financial Statements

45