Form 10-Q
period 2011-12-31
SECURITY FEDERAL CORP
filed 2012-02-13
CIK 818677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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
Large accelerated filed                                        [  ]                                Accelerated filer[  ]
Non-accelerated filer                                           [  ]                                Smaller reporting company[ X ]

Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	February 13, 2012	2,944,001

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

Part I.  Financial Information
Item 1.  Financial Statements
Security Federal Corporation and Subsidiaries
Consolidated Balance Sheets
	December 31, 2011	March 31, 2011
Assets:	(Unaudited)	(Audited)
Cash And Cash Equivalents	$7,797,544	$7,835,638
Certificates Of Deposits With Other Banks	1,726,765	100,432
Investment And Mortgage-Backed Securities:
Available For Sale:(Amortized cost of $329,516,794 at December 31, 2011 and $333,387,779 at March 31, 2011)	339,861,638	339,252,790
Held To Maturity:(Fair value of $60,360,139 at December 31, 2011 and $34,122,925 at March 31, 2011)	58,532,168	33,165,125
Total Investment And Mortgage-Backed Securities	398,393,806	372,417,915
Loans Receivable, Net:
Held For Sale	5,631,091	5,166,234
Held For Investment:(Net of allowance of $14,261,374 at December 31, 2011 and $12,501,800 at March 31, 2011)	440,168,199	479,304,382
Total Loans Receivable, Net	445,799,290	484,470,616
Accrued Interest Receivable:
Loans	1,843,331	1,742,281
Mortgage-Backed Securities	965,567	944,667
Investments	1,039,626	889,297
Premises And Equipment, Net	19,094,363	19,800,616
Federal Home Loan Bank (“FHLB”) Stock, At Cost	8,471,100	11,267,485
Bank Owned Life Insurance	10,731,305	10,416,305
Repossessed Assets Acquired In Settlement Of Loans	13,660,376	14,433,853
Intangible Assets, Net	111,978	159,500
Goodwill	1,199,754	1,199,754
Prepaid Federal Deposit Insurance Corporation (“FDIC”) Premium	2,328,076	2,815,328
Other Assets	3,424,273	5,050,362
Total Assets	$916,587,154	$933,544,049

Liabilities And Shareholders’ Equity
Liabilities:
Deposit Accounts	$689,730,988	$690,357,114
Advances From FHLB	120,573,967	138,136,338
Other Borrowed Money	9,794,732	11,195,474
Advance Payments By Borrowers For Taxes And Insurance	215,010	381,488
Mandatorily Redeemable Financial Instrument	-	1,467,312
Junior Subordinated Debentures	5,155,000	5,155,000
Senior Convertible Debentures	6,084,000	6,084,000
Other Liabilities	4,471,576	4,755,118
Total Liabilities	836,025,273	857,531,844

Shareholders' Equity:
Serial Preferred Stock, $.01 Par Value; Authorized Shares – 200,000; Issued And Outstanding Series B Shares, 22,000 At December 31, 2011 And March 31, 2011	22,000,000	22,000,000
Common Stock, $.01 Par Value; Authorized Shares – 5,000,000; Issued And Outstanding Shares -3,144,934 And 2,944,001, Respectively, At December 31, 2011 And At March 31, 2011	31,449	30,884
Warrant Issued In Conjunction With Serial Preferred Stock	400,000	400,000
Additional Paid-In Capital	11,593,122	10,176,375
Treasury Stock (At Cost, 200,933 Shares, At December 31, 2011 And March 31,2011)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive Income	6,416,277	3,637,675
Retained Earnings, Substantially Restricted	44,451,745	44,097,983
Total Shareholders' Equity	80,561,881	76,012,205
Total Liabilities And Shareholders' Equity	$916,587,154	$933,544,049
See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
	Three Months Ended December 31,
	2011	2010
Interest Income:
Loans	$6,912,656	$8,011,236
Mortgage-Backed Securities	1,822,526	1,966,515
Investment Securities	730,875	579,571
Other	747	1,956
Total Interest Income	9,466,804	10,559,278

Interest Expense:
NOW And Money Market Accounts	435,400	459,440
Statement Savings Accounts	10,233	13,134
Certificate Accounts	1,176,590	1,846,667
Advances And Other Borrowed Money	1,208,230	1,382,049
Convertible Senior Debentures	121,680	121,680
Junior Subordinated Debentures	21,808	58,451
Total Interest Expense	2,973,941	3,881,421

Net Interest Income	6,492,863	6,677,857
Provision For Loan Losses	2,100,000	1,900,000
Net Interest Income After Provision For Loan Losses	4,392,863	4,777,857
Non-Interest Income:
Gain On Sale Of Investments	1,209,041	492,975
Gain On Sale Of Loans	162,126	334,713
Service Fees On Deposit Accounts	304,458	289,810
Income From Cash Value Of Life Insurance	105,000	105,000
Commissions From Insurance Agency	96,539	92,619
Trust Income	120,000	109,500
Mandatorily Redeemable Financial Instrument Valuation	-	90,000
Check Card Fee Income	196,401	176,144
Other	369,892	89,200
Total Non-Interest Income	2,563,457	1,779,961

General And Administrative Expenses:
Salaries And Employee Benefits	2,671,521	3,016,325
Occupancy	484,056	439,374
Advertising	108,479	97,491
Depreciation And Maintenance Of Equipment	436,727	453,291
FDIC Insurance Premiums	130,998	366,000
Amortization of Intangibles	12,501	22,500
Net Cost Of Operation Of Other Real Estate Owned	525,728	419,516
Other	864,976	1,059,504
Total General And Administrative Expenses	5,234,986	5,874,001

Income Before Income Taxes	1,721,334	683,817
Provision For Income Taxes	1,235,406	229,446
Net Income	485,928	454,371
Preferred Stock Dividends	110,000	110,001
Net Income Available To Common Shareholders	$375,928	$344,370

Basic Net Income Per Common Share	$0.13	$0.12
Diluted Net Income Per Common Share	$0.13	$0.12
Cash Dividend Per Share On Common Stock	$0.08	$0.08
Basic Weighted Average Common Shares Outstanding	2,944,001	2,869,205
Diluted Weighted Average Common Shares Outstanding	2,944,001	2,931,633

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
	Nine Months Ended December 31,
	2011	2010
Interest Income:
Loans	$21,440,946	$24,649,276
Mortgage-Backed Securities	5,889,250	6,359,160
Investment Securities	2,245,216	1,928,999
Other	1,836	3,433
Total Interest Income	29,577,248	32,940,868

Interest Expense:
NOW And Money Market Accounts	1,344,529	1,638,090
Statement Savings Accounts	34,579	46,191
Certificate Accounts	3,916,893	5,963,591
Advances And Other Borrowed Money	3,783,956	4,440,815
Convertible Senior Debentures	365,040	365,040
Junior Subordinated Debentures	137,914	176,121
Total Interest Expense	9,582,911	12,629,848

Net Interest Income	19,994,337	20,311,020
Provision For Loan Losses	6,700,000	5,950,000
Net Interest Income After Provision For Loan Losses	13,294,337	14,361,020
Non-Interest Income:
Gain On Sale Of Investments	1,765,294	1,188,381
Gain On Sale Of Loans	391,810	1,180,870
Service Fees On Deposit Accounts	878,938	879,627
Income From Cash Value Of Life Insurance	315,000	305,000
Commissions From Insurance Agency	307,797	301,585
Trust Income	350,000	328,500
Mandatorily Redeemable Financial Instrument Valuation	50,000	5,000
Check Card Fee Income	589,194	506,893
Other	679,185	523,557
Total Non-Interest Income	5,327,218	5,219,413

General And Administrative Expenses:
Salaries And Employee Benefits	8,250,733	9,023,500
Occupancy	1,435,224	1,443,340
Advertising	309,772	298,839
Depreciation And Maintenance Of Equipment	1,292,000	1,377,859
FDIC Insurance Premiums	687,910	994,048
Amortization of Intangibles	47,522	67,500
Net Cost Of Operation Of Other Real Estate Owned	823,568	1,225,188
Other	2,745,442	2,848,260
Total General And Administrative Expenses	15,592,171	17,278,534

Income Before Income Taxes	3,029,384	2,301,899
Provision For Income Taxes	1,663,956	849,590
Net Income	1,365,428	1,452,309
Preferred Stock Dividends	330,000	556,452
Accretion Of Preferred Stock To Redemption Value	-	18,816
Net Income Available To Common Shareholders	$1,035,428	$877,041

Basic Net Income Per Common Share	$0.35	$0.34
Diluted Net Income Per Common Share	$0.35	$0.33
Cash Dividend Per Share On Common Stock	$0.24	$0.24
Basic Weighted Average Common Shares Outstanding	2,944,001	2,599,081
Diluted Weighted Average Common Shares Outstanding	2,944,001	2,678,530

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Unaudited)

	Preferred Stock	Warrants	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance At March 31, 2010	$17,692,609	$400,000	$26,055	$5,352,144	$(4,330,712)	$4,608,080	$44,112,443	$67,860,619
Net Income	-	-	-	-	-	-	1,452,309	1,452,309
Other Comprehensive Income, Net Of Tax:
Unrealized Holding Gains On Securities Available For Sale, Net Of Taxes	-	-	-	-	-	220,249	-	220,249
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes	-	-	-	-	-	(736,796)	-	(736,796)
Comprehensive Income	-	-	-	-	-	-	-	935,762
Common Stock Issuance	-	-	4,829	4,824,231	-	-	-	4,829,060
Preferred Stock Issuance	22,000,000	-	-	-	-	-	-	22,000,000
Preferred Stock Redemption	(17,711,425)	-	-	-	-	-	(288,575)	(18,000,000)
Accretion Of Preferred Stock To Redemption Value	18,816	-	-	-	-	-	(18,816)	-
Stock Compensation Expense	-	-	-	24,843	-	-	-	24,843
Cash Dividends On Preferred	-	-	-	-	-	-	(616,222)	(616,222)
Cash Dividends On Common	-	-	-	-	-	-	(622,663)	(622,663)
Balance At December 31, 2010	$22,000,000	$400,000	$30,884	$10,201,218	$(4,330,712)	$4,091,533	$44,018,476	$76,411,399

	Preferred Stock	Warrants	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance At March 31, 2011	$22,000,000	$400,000	$30,884	$10,176,375	$(4,330,712)	$3,637,675	$44,097,983	$76,012,205
Net Income	-	-	-	-	-	-	1,365,428	1,365,428
Other Comprehensive Income, Net Of Tax:
Unrealized Holding Gains On Securities Available For Sale, Net Of Taxes	-	-	-	-	-	3,873,084	-	3,873,084
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes	-	-	-	-	-	(1,094,482)	-	(1,094,482)
Comprehensive Income								4,144,030

Redemption Of Mandatorily Redeemable Financial Instrument	-	-	565	1,416,747	-	-	-	1,417,312
Stock Compensation Expense	-	-	-	-	-	-	24,842	24,842
Cash Dividends On Preferred	-	-	-	-	-	-	(330,000)	(330,000)
Cash Dividends On Common	-	-	-	-	-	-	(706,508)	(706,508)
Balance At December 31, 2011	$22,000,000	$400,000	$31,449	$11,593,122	$(4,330,712)	$6,416,277	$44,451,745	$80,561,881

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended December 31,
	2011	2010
Cash Flows From Operating Activities:
Net Income	$1,365,428	$1,452,309
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	1,118,336	1,173,023
Amortization Of Intangible Assets	47,522	67,500
Stock Option Compensation Expense	24,842	24,843
Discount Accretion And Premium Amortization	3,816,323	2,547,909
Provisions For Losses On Loans And Real Estate	6,700,000	5,950,000
Write Down Of Repossessed Assets Acquired In Settlement Of Loans	408,920	621,496
Mandatorily Redeemable Financial Instrument Valuation Income	(50,000)	(5,000)
Gain On Sale Of Mortgage-Backed Securities Available For Sale	(1,046,505)	(1,038,435)
Gain On Sale Of Investment Securities Available For Sale	(718,789)	(149,946)
Gain On Sale Of Loans	(391,810)	(1,180,870)
(Gain) Loss On Sale Of Repossessed Assets Acquired In Settlement Of Loans	(15,056)	228,447
Amortization Of Deferred Fees On Loans	(15,820)	(18,405)
Income From Bank Owned Life Insurance	(315,000)	(305,000)
Proceeds From Sale Of Loans Held For Sale	30,048,576	63,318,003
Origination Of Loans For Sale	(30,121,623)	(72,475,733)
Increase In Accrued Interest Receivable:
Loans	(101,050)	(14,964)
Mortgage-Backed Securities	(20,900)	94,285
Investments	(151,662)	(221,145)
Decrease In Advance Payments By Borrowers	(166,478)	(106,419)
Other, Net	128,569	825,513
Net Cash Provided By Operating Activities	10,543,823	787,411

Cash Flows From Investing Activities:
Principal Repayments On Mortgage-Backed Securities Held To Maturity	893,501	3,018,518
Principal Repayments On Mortgage-Backed Securities Available For Sale	35,966,227	44,906,395
Purchase Of Investment Securities Available For Sale	(49,104,238)	(72,633,466)
Purchase Of Mortgage-Backed Securities Available For Sale	(70,106,910)	(72,675,609)
Purchase Of Investment Securities Held To Maturity	(9,992,239)	-
Purchase Of Mortgage-Backed Securities Held To Maturity	(21,849,284)	-
Maturities Of Investment Securities Available For Sale	20,502,013	26,631,467
Maturities Of Investment Securities Held To Maturity	5,358,428	1,388,855
Proceeds From Sale Of Mortgage-Backed Securities Available For Sale	42,723,935	38,291,203
Proceeds From Sale Of Investment Securities Available For Sale	22,061,479	5,442,103
Investment In Certificates Of Deposits With Other Banks	(1,625,000)	-
Redemption Of FHLB Stock	2,830,728	1,356,915
Purchase Of FHLB Stock	(34,343)	-
Decrease In Loans To Customers	29,380,699	42,031,986
Proceeds From Sale Of Repossessed Assets	3,450,917	6,196,196
Purchase And Improvement Of Premises And Equipment	(412,083)	(625,162)
Net Cash Provided By Investing Activities	10,043,830	23,329,401

(Continued)

Security Federal Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended December 31,
	2011	2010
Cash Flows From Financing Activities:
Decrease In Deposit Accounts	(626,126)	(4,957,845)
Proceeds From FHLB Advances	80,701,383	113,120,000
Repayment Of FHLB Advances	(98,263,754)	(139,233,462)
Net Repayment Of Other Borrowings	(1,400,742)	(835,410)
Proceeds From Issuance Of Preferred Stock	-	22,000,000
Proceeds From Issuance Of Common Stock	-	4,829,060
Redemption Of Preferred Stock	-	(18,000,000)
Dividends To Preferred Shareholders	(330,000)	(616,222)
Dividends To Common Shareholders	(706,508)	(622,663)
Net Cash Used By Financing Activities	(20,625,747)	(24,316,542)

Net Decrease In Cash And Cash Equivalents	(38,094)	(199,730)
Cash And Cash Equivalents At Beginning Of Period	7,835,638	8,804,645
Cash And Cash Equivalents At End Of Period	$7,797,544	$8,604,915

Supplemental Disclosure Of Cash Flows Information:
Cash Paid During The Period For Interest	$9,790,427	$12,925,718
Cash Paid During The Period For Income Taxes	$1,616,016	$19,432
Additions To Repossessed Acquired Through Foreclosure	$3,071,304	$11,250,853

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The consolidated financial statements presented in this quarterly report include the accounts of Security Federal Corporation, a South Carolina corporation (the “Company”), and its wholly-owned subsidiary, Security Federal Bank (the “Bank”), a state chartered commercial bank, which is headquartered in Aiken, South Carolina.  The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Certain information and note disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted. Therefore, these consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes included in the Company’s 2011 Annual Report to Stockholders, which was filed as an exhibit to the Annual Report on Form 10-K for the year ended March 31, 2011 (“2011 10-K”), when reviewing interim financial statements.  The results of operations for the three month and nine month periods ended December 31, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

As previously announced, on December 28, 2011, Security Federal Bank completed a charter conversion from a federally chartered stock savings bank to a South Carolina chartered commercial bank. As a result of this transaction, the Company was reorganized into a bank holding company.

3. Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the audited consolidated financial statements at March 31, 2011 included in our 2011 Annual Report to Stockholders, which was filed as an exhibit to our 2011 10-K.  Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

For the Quarter Ended:	December 31,
	2011	2010
Earnings Available To Common Shareholders:
Net Income	$485,928	$454,371
Preferred Stock Dividends	110,000	110,001
Net Income Available To Common Shareholders	$375,928	$344,370

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

4.   Earnings Per Common Share, Continued

For the Nine Months Ended:	December 31,
	2011	2010
Earnings Available To Common Shareholders:
Net Income	$1,365,428	$1,452,309
Preferred Stock Dividends	330,000	556,452
Deemed Dividends On Preferred Stock From Net Accretion of Preferred Stock	-	18,816
Net Income Available To Common Shareholders	$1,035,428	$877,041

The following table provides a reconciliation of the numerators and denominators of the basic and diluted EPS computations. There were no dilutive securities or options at December 31, 2011, therefore a reconciliation is not provided.

	For the Quarter Ended
	December 31, 2010
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$344,370	2,869,205	$0.12
Effect Of Diluted Securities:
Mandatorily Redeemable Shares	-	62,428	-
Senior Convertible Debentures	-	-	-
Stock Options And Warrants	-	-	-
Diluted EPS	$344,370	2,931,633	$0.12

	For the Nine Months Ended
	December 31, 2010
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$877,041	2,599,081	$0.34
Effect Of Diluted Securities:
Mandatorily Redeemable Shares	-	79,449	(0.01)
Senior Convertible Debentures	-	-	-
Stock Options And Warrants	-	-	-
Diluted EPS	$877,041	2,678,530	$0.33

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

5.	Stock-Based Compensation

Certain officers and directors of the Company participate in an incentive and non-qualified stock option plan. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. The following is a summary of the activity under the Company’s incentive stock option plan for the periods presented:

	Three Months Ended December 31, 2011		Nine Months Ended December 31, 2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, Beginning Of Period/Year	75,400	$22.59	82,400	$22.52
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	500	20.55	7,500	21.65
Balance, December 31, 2011	74,900	$22.61	74,900	$22.61

Options Exercisable	44,600		44,600

Options Available For Grant	50,000		50,000

	Three Months Ended December 31, 2010		Nine Months Ended December 31, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, Beginning Of Period/Year	90,900	$22.57	90,900	$22.57
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	9,500	23.09	9,500	23.09
Balance, December 31, 2010	81,400	$22.51	81,400	$22.51

Options Exercisable	49,900		49,900

Options Available For Grant	50,000		50,000

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

5.    Stock-Based Compensation, Continued

There were no stock option awards granted by the Company during the three and nine month periods ended December 31, 2011 and 2010. At December 31, 2011, the Company had the following options outstanding:

Grant Date	Outstanding Options	Option Price	Expiration Date

09/01/03	2,400	$24.00	08/31/13

12/01/03	3,000	$23.65	11/30/13

01/01/04	5,000	$24.22	12/31/13

03/08/04	7,000	$21.43	03/08/14

06/07/04	2,000	$24.00	06/07/14

01/01/05	20,000	$20.55	12/31/14

01/01/06	4,000	$23.91	01/01/16

08/24/06	6,000	$23.03	08/24/16

05/24/07	2,000	$24.34	05/24/17

07/09/07	1,000	$24.61	07/09/17

10/01/07	2,000	$24.28	10/01/17

01/01/08	16,000	$23.49	01/01/18

05/19/08	2,500	$22.91	05/19/18

07/01/08	2,000	$22.91	07/01/18

None of the options outstanding at December 31, 2011 or 2010 had an exercise price below the average market price during the three and nine month periods ended December 31, 2011 or 2010, respectively. Therefore these options were not deemed to be dilutive to earnings per share in those periods.

6.	Stock Warrants

In conjunction with its participation in the U.S. Department of Treasury’s (“Treasury”) Capital Purchase Program, the Company sold a warrant to the Treasury to purchase 137,966 shares of the Company’s common stock at $19.57 per share. The warrant has a 10-year term and was immediately exercisable upon issuance. At December 31, 2011,  the warrant was not deemed to be dilutive.  There were no changes in the Company’s stock warrant during the three and nine month periods ended December 31, 2011 and 2010.

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. At December 31, 2011, the Company’s investment portfolio was comprised of government and agency bonds, mortgage-backed securities issued by government agencies or government sponsored enterprises, municipal securities, and one equity investment. The portfolio did not contain any private label mortgage-backed securities. Fair value measurement is based upon prices obtained from third party pricing services who use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As such, these securities are classified as Level 2.

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

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

7.    Carrying Amounts and Fair Value of Financial Instruments, Continued

The Company usually delivers to, and receives funding from, the investor within 30 days.  Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a “best efforts" basis.The Company is not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. As a result of the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is the same as the value of the loan amount at its origination. These loans are classified as Level 2.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records impaired loans as nonrecurring Level 3.

As of December 31, 2011 and March 31, 2011, the recorded investment in impaired loans was $32.0 million and $33.3 million, respectively. The average recorded investment in impaired loans was $32.7 million for the nine months ended December 31, 2011 and $37.2 million for the year ended March 31, 2011.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of December 31, 2011:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FHLB Securities	$-	$6,171,849	$-
Federal National Mortgage Association (“FNMA”) And Federal Home Loan Mortgage Corporation (“FHLMC”) Bonds	-	3,005,359	-
Small Business Administration (“SBA”) Bonds	-	77,817,459	-
Taxable Municipal Securities	-	20,533,269	-
Mortgage-Backed Securities	-	232,272,202	-
Equity Securities	-	61,500	-
Total	$-	$339,861,638	$-

There were no liabilities measured at fair value on a recurring basis as of December 31, 2011. Assets and liabilities measured at fair value on a recurring basis are as follows as of March 31, 2011:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FHLB Securities	$-	$14,209,332	$-
Federal Farm Credit Securities	-	2,006,600	-
FNMA And FHLMC Bonds	-	11,660,990	-
SBA Bonds	-	64,709,832	-
Taxable Municipal Securities	-	4,471,650	-
Tax Exempt Municipal Securities	-	2,034,943	-
Mortgage-Backed Securities	-	240,080,693	-
Equity Securities	-	78,750	-
Total	-	$339,252,790	$-
Liabilities:
Mandatorily Redeemable Financial Instrument	-	$1,467,312	$-
Total	$-	$1,467,312	$-

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

7.    Carrying Amounts and Fair Value of Financial Instruments, Continued

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2011 and March 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall. Other intangible assets are measured on a non-recurring basis at least annually.  Specifically, the valuation of goodwill is performed each year at September 30.

Assets:	Level 1	Level 2	Level 3	Balance At December 31, 2011
Goodwill	$-	$-	$1,199,754	$1,199,754
Mortgage Loans Held For Sale	-	5,631,091	-	5,631,091
Impaired Loans (1)	-	-	30,603,094	30,603,094
Foreclosed Assets	-	-	13,660,376	13,660,376
Total	$-	$5,631,091	$45,463,224	$51,094,315
 (1) Impaired loans are reported net of specific reserves of $1,414,289.

Assets:	Level 1	Level 2	Level 3	Balance At March 31, 2011
Goodwill	$-	$-	$1,199,754	$1,199,754
Mortgage Loans Held For Sale	-	5,166,234	-	5,166,234
Impaired Loans (1)	-	-	32,525,192	32,525,192
Foreclosed Assets	-	-	14,433,853	14,433,853
Total	$-	$5,166,234	$48,158,799	$53,325,033
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

The following table is a summary of the carrying value and estimated fair value of the Company’s financial instruments as of December 31, 2011 and March 31, 2011 presented in accordance with the applicable accounting guidance.

	December 31, 2011		March 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
Financial Assets:
Cash And Cash Equivalents	$7,798	$7,798	$7,836	$7,836
Certificates of Deposits With Other Banks	1,727	1,727	100	101
Investment And Mortgage-Backed Securities	398,394	400,222	372,418	373,376
Loans Receivable, Net	445,799	444,232	484,471	482,834
FHLB Stock	8,471	8,471	11,267	11,267

Financial Liabilities:
Deposits:
Checking, Savings, And Money Market Accounts	$361,034	$361,034	$332,220	$332,220
Certificate Accounts	328,697	330,628	358,137	361,110
Advances From FHLB	120,574	131,229	138,136	147,207
Other Borrowed Money	9,795	9,795	11,195	11,195
Senior Convertible Debentures	6,084	6,084	6,084	6,084
Junior Subordinated Debentures	5,155	5,155	5,155	5,155

At December 31, 2011, the Bank had $33.8 million of off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

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

In December 2010, the Intangibles topic of the ASC was amended to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Any resulting goodwill impairment should be recorded as a cumulative effect adjustment to beginning retained earnings upon adoption. Impairments occurring subsequent to adoption should be included in earnings. The amendment was effective for the Company on April 1, 2011.

In September 2011, the Intangibles topic was again amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This amendment will be effective for the Company on April 1, 2012.

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

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning April 1, 2012 but are not expected to have a material effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011. The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income. The amendments will be applicable to the Company on April 1, 2012 and will be applied retrospectively. In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements. Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

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
Notes to Consolidated Financial Statements (Unaudited), Continued

9.      Securities

Investment And Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$6,097,930	$79,695	$5,776	$6,171,849
FNMA And FHLMC Bonds	2,999,269	6,090	-	3,005,359
SBA Bonds	76,633,844	1,365,648	182,033	77,817,459
Tax Exempt Municipal Bonds	19,683,873	859,416	10,020	20,533,269
Mortgage-Backed Securities	223,998,940	8,473,529	200,267	232,272,202
Equity Securities	102,938	-	41,438	61,500
	$329,516,794	$10,784,378	$439,534	$339,861,638

March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value

FHLB Securities	$14,428,778	$125,259	$344,705	$14,209,332
Federal Farm Credit Securities	1,997,097	9,503	-	2,006,600
FNMA And FHLMC Bonds	11,959,119	-	298,129	11,660,990
SBA Bonds	64,382,588	599,679	272,435	64,709,832
Taxable Municipal Bond	4,556,812	12,039	97,201	4,471,650
Tax Exempt Municipal Bonds	2,027,172	7,771	-	2,034,943
Mortgage-Backed Securities	233,933,275	6,681,694	534,276	240,080,693
Equity Securities	102,938	-	24,188	78,750
	$333,387,779	$7,435,945	$1,570,934	$339,252,790

FHLB securities, Federal Farm Credit securities, FNMA and FHLMC bonds, and FNMA and FHLMC mortgage-backed securities are issued by government-sponsored enterprises (“GSEs”).  GSEs are not backed by the full faith and credit of the United States government.  SBA bonds are backed by the full faith and credit of the United States government. Included in the tables above in mortgage-backed securities are GNMA mortgage-backed securities, which are also backed by the full faith and credit of the United States government. At December 31, 2011 and March 31, 2011, the Company held an amortized cost and fair value of $138.4 million and $144.0 million and $145.1 million and $148.5 million, respectively, in GNMA mortgage-backed securities included in mortgage-backed securities listed above. All mortgage-backed securities in the Company’s portfolio are either GSEs or GNMA mortgage-backed securities. The balance does not include any private label mortgage-backed securities.

The Bank received $64.8 million and $43.7 million, respectively, in proceeds from sales of available for sale securities during the nine months ended December 31, 2011 and 2010, respectively, and recognized $1.8 million in gross gains in the nine months ended December 31, 2011 and $1.2 million in gross gains in the nine months ended December 31, 2010. The Bank received $30.6 million and $13.8 million, respectively, in proceeds from sales of available for sale securities during the three months ended December 31, 2011 and 2010, respectively, and recognized $1.2 million in gross gains in the three months ended December 31, 2011 and $493,000 in gross gains in the three months ended December 31, 2010.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

9.      Securities, Continued

The amortized cost and fair value of investment and mortgage-backed securities available for sale at December 31, 2011 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Less Than One Year	$944,985	$950,098
One – Five Years	9,720,464	9,898,591
Over Five – Ten Years	42,766,098	43,238,208
After Ten Years	52,086,307	53,502,539
Mortgage-Backed Securities	223,998,940	232,272,202
	$329,516,794	$339,861,638

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual available for sale securities have been in a continuous unrealized loss position, as of the table date;

December 31, 2011	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$2,892,861	$5,776	$-	$-	$2,892,861	$5,776
SBA Bonds	13,409,799	182,033	-	-	13,409,799	182,033
Tax Exempt Municipal Bonds	1,086,860	10,020	-	-	1,086,860	10,020
Mortgage-Backed Securities	27,124,448	200,267	-	-	27,124,448	$200,267
Equity Securities	-	-	61,500	41,438	61,500	41,438
	$44,513,968	$398,096	$61,500	$41,438	$44,575,468	$439,534

March 31, 2011	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$11,316,397	$344,705	$-	$-	$11,316,397	$344,705
FNMA And FHLMC Bonds	11,660,990	298,129	-	-	11,660,990	298,129
SBA Bonds	22,878,098	272,435	-	-	22,878,098	272,435
Taxable Municipal Bond	2,452,620	97,201			2,452,620	97,201
Mortgage-Backed Securities	49,991,656	534,276	-	-	49,991,656	534,276
Equity Securities	-	-	78,750	24,188	78,750	24,188
	$98,299,761	$1,546,746	$78,750	$24,188	$98,378,511	$1,570,934

Securities classified as available for sale are recorded at fair market value. Approximately 9.4% of the unrealized losses, or one individual security, consisted of a security in a continuous loss position for 12 months or more at December 31, 2011.  At March 31, 2011, approximately 1.5% of the unrealized losses, or one individual security, consisted of a security in a continuous loss position for 12 months or more. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”). Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value.

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
Notes to Consolidated Financial Statements (Unaudited), Continued

9.      Securities, Continued

Investment and Mortgage-Backed Securities, Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$10,019,894	$267,426	$-	$10,287,320
FNMA And FHLMC Bonds	4,986,990	29,092	2,972	5,013,110
SBA Bonds	3,491,543	321,120	-	3,812,663
Mortgage-Backed Securities	39,878,741	1,220,992	7,687	41,092,046
Equity Securities	155,000	-	-	155,000
Total	$58,532,168	$1,838,630	$10,659	$60,360,139

March 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

FHLB Securities	$10,040,055	$297,670	$694	$10,337,031
SBA Bonds	3,856,483	242,167	-	4,098,650
Mortgage-Backed Securities	19,113,587	418,657	-	19,532,244
Equity Securities	155,000	-	-	155,000
Total	$33,165,125	$958,494	$694	$34,122,925

FHLB securities, Federal Farm Credit securities, and FNMA and FHLMC mortgage-backed securities are issued by GSEs.  GSEs are not backed by the full faith and credit of the United States government.  SBA bonds are backed by the full faith and credit of the United States government. Included in the tables above in mortgage-backed securities are GNMA mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At December 31, 2011, the Company held an amortized cost and fair value of $38.1 million and $39.2 million, respectively, in GNMA mortgage-backed securities which are included in mortgage-backed securities in the table above. At March 31, 2011, the Company held an amortized cost and fair value of $16.5 million and $16.8 million, respectively, in GNMA mortgage-backed securities included in mortgage-backed securities in the table above. All mortgage-backed securities in the Company’s portfolio above are either GSEs or GNMA mortgage-backed securities. The balance does not include any private label mortgage-backed securities.

The amortized cost and fair value of investment and mortgage-backed securities held to maturity at December 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities resulting from call features on certain investments.

	Amortized Cost	Fair Value

Less Than One Year	$-	$-
One – Five Years	5,155,000	5,367,329
Over Five – Ten Years	8,727,582	8,809,249
More Than Ten Years	4,770,845	5,091,515
Mortgage-Backed Securities	39,878,741	41,092,046
Total	$58,532,168	$60,360,139

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

9.      Securities, Continued

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual held to maturity securities have been in an individual continuous loss position as of December 31, 2011.  The Company had only one held to maturity security that was in an unrealized loss position at March 31, 2011. The fair value of this FHLB security was $1.0 million and the unrealized loss was $1,000. The security had been in an unrealized loss position for less than 12 months. The Company’s held to maturity portfolio is recorded at amortized cost.  The Company has the ability and intends to hold these securities to maturity.

December 31, 2011	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FNMA And FHLMC Bonds	$994,580	$2,972	$-	$-	$994,580	$2,972
Mortgage-Backed Securities	4,435,013	7,687	-	-	4,435,013	7,687
Total	$5,429,593	$10,659	$-	$-	$5,429,593	$10,659

There were no sales of securities held to maturity during the quarter or nine month period ended December 31, 2011.

10.      Loans Receivable, Net

Loans receivable, net, at December 31, 2011 and March 31, 2011 consisted of the following:

	December 31, 2011	March 31, 2011
Residential Real Estate	$99,021,656	$111,028,021
Consumer	60,353,026	64,862,668
Commercial Business	10,595,547	13,529,957
Commercial Real Estate	285,963,893	306,955,623
Total Loans Held For Investment	455,934,122	496,376,269

Loans Held For Sale	5,631,091	5,166,234
Total Loans Receivable, Gross	461,565,213	501,542,503

Less:
Allowance For Possible Loan Loss	14,261,374	12,501,800
Loans In Process	1,478,926	4,580,059
Deferred Loan Fees	25,623	(9,972)
	15,765,923	17,071,887
Total Loans Receivable, Net	$445,799,290	$484,470,616

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

	Credit Quality Measures
December 31, 2011	Pass	Watch	Special Mention	Substandard	Total Loans
Residential Real Estate	$90,231,081	$-	$760,776	$8,029,799	$99,021,656
Consumer	48,133,541	215,582	29,240	11,974,663	60,353,026
Commercial Business	9,609,759	323,864	-	661,924	10,595,547
Commercial Real Estate	208,761,442	19,912,978	15,558,297	41,731,176	285,963,893
Total	$356,735,823	$20,452,424	$16,348,313	$62,397,562	$455,934,122

	Credit Quality Measures
March 31, 2011	Pass	Watch	Special Mention	Substandard	Total Loans
Residential Real Estate	$104,826,411	$433,710	$379,036	$5,388,864	$111,028,021
Consumer	61,425,853	97,706	9,180	3,329,929	64,862,668
Commercial Business	12,059,761	6,285	-	1,463,911	13,529,957
Commercial Real Estate	230,031,130	10,786,846	30,462,062	35,675,585	306,955,623
Total	$408,343,155	$11,324,547	$30,850,278	$45,858,289	$496,376,269

The following tables present an age analysis of past due balances by category at the periods indicated.

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Day or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$2,755,185	$-	$4,288,281	$7,043,466	$91,978,190	$99,021,656
Consumer	1,480,087	206,144	1,871,665	3,557,896	56,795,130	60,353,026
Commercial Business	198,108	131,232	21,200	350,540	10,245,007	10,595,547
Commercial Real Estate	9,327,522	12,682,788	13,852,025	35,862,335	250,101,558	285,963,893
Total	$13,760,902	$13,020,164	$20,033,171	$46,814,237	$409,119,885	$455,934,122

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

10.      Loans Receivable, Net, Continued

March 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Day or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$1,799,800	$-	$1,809,881	$3,609,681	$107,418,340	$111,028,021
Consumer	2,673,973	196,958	1,194,171	4,065,102	60,797,566	64,862,668
Commercial Business	93,579	133,399	171,901	398,879	13,131,078	13,529,957
Commercial Real Estate	19,441,992	2,708,373	9,337,385	31,487,750	275,467,873	306,955,623
Total	$24,009,344	$3,038,730	$12,513,338	$39,561,412	$456,814,857	$496,376,269

At December 31, 2011, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them. The following table shows non-accrual loans by category at December 31, 2011 compared to March 31, 2011.

	At December 31, 2011		At March 31, 2011		$	%
	Amount	Percent (1)	Amount	Percent (1)	Increase (Decrease)	Increase (Decrease)
Non-accrual Loans:
Residential Real Estate	$4,288,281	0.9%	$1,809,881	0.4%	$2,478,400	136.9%
Commercial Business	21,200	-	171,901	-	(150,701)	(87.7)
Commercial Real Estate	13,852,025	3.0	9,337,385	1.9	4,514,640	48.4
Consumer	1,871,665	1.4	1,194,171	0.2	677,494	56.7
Total Non-Accural Loans	$20,033,171	4.4%	$12,513,338	2.5%	$7,519,833	60.1%
(1) Percent of gross loans receivable, net of deferred fees and loans in process and loans held for sale

The following tables show the activity in the allowance for loan losses by category for the periods indicated.

	For the Three Months Ended December 31, 2011
Allowance For Loan Losses	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,706,796	$1,033,839	$844,762	$10,194,036	$13,779,433
Provision	820,060	(6,735)	(124,771)	1,411,446	2,100,000
Charge-Offs	(110,500)	(50,380)	-	(1,479,228)	(1,640,108)
Recoveries	-	20,056	414	1,579	22,049
Ending Balance	$2,416,356	$996,780	$720,405	$10,127,833	$14,261,374

	For the Nine Months Ended December 31, 2011
Allowance For Loan Losses	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,702,864	$1,122,055	$924,149	$8,752,732	$12,501,800
Provision	1,011,413	28,050	190,244	5,470,293	6,700,000
Charge-Offs	(297,921)	(188,795)	(408,138)	(4,131,470)	(5,026,324)
Recoveries	-	35,470	14,150	36,278	85,898
Ending Balance	$2,416,356	$996,780	$720,405	$10,127,833	$14,261,374

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

	Allowance For Loan Losses
December 31, 2011	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$568,500	$1,847,856	$2,416,356
Consumer	-	996,780	996,780
Commercial Business	148,610	571,795	720,405
Commercial Real Estate	697,179	9,430,654	10,127,833
Total	$1,414,289	$12,847,085	$14,261,374

	Allowance For Loan Losses
March 31, 2011	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$-	$1,702,864	$1,702,864
Consumer	41,100	1,080,955	1,122,055
Commercial Business	240,648	683,501	924,149
Commercial Real Estate	490,728	8,262,004	8,752,732
Total	$772,476	$11,729,324	$12,501,800

The following tables present information related to impaired loans evaluated individually for impairment and collectively evaluated for impairment in loans receivable for the periods indicated.

	Loans Receivable
December 31, 2011	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$2,925,830	$96,095,826	$99,021,656
Consumer	3,112,460	57,240,566	60,353,026
Commercial Business	347,188	10,248,359	10,595,547
Commercial Real Estate	25,631,905	260,331,988	285,963,893
Total	$32,017,383	$423,916,739	$455,934,122

	Loans Receivable
March 31, 2011	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$2,278,966	$108,749,055	$111,028,021
Consumer	1,436,829	63,425,839	64,862,668
Commercial Business	770,011	12,759,946	13,529,957
Commercial Real Estate	28,811,862	278,143,761	306,955,623
Total	$33,297,668	$463,078,601	$496,376,269

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

The following table is a summary of information related to impaired loans as of December 31, 2011.

Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With No Related Allowance Recorded:
Residential Real Estate	$1,664,957	$2,294,457	$-	$2,032,193	$6,499
Consumer Loans	3,112,460	3,422,894	-	2,540,503	79,097
Commercial Business	198,578	222,578	-	362,680	9,457
Commercial Real Estate	22,087,371	24,891,300	-	23,168,591	462,458

With An Allowance Recorded:
Residential Real Estate	1,260,873	1,260,873	568,500	397,011	-
Consumer Loans	-	-	-	30,334	-
Commercial Business	148,610	148,610	148,610	221,766	4,652
Commercial Real Estate	3,544,534	4,562,034	697,179	3,907,552	42,962

Total
Residential Real Estate	2,925,830	3,555,330	568,500	2,429,204	6,499
Consumer Loans	3,112,460	3,422,894	-	2,570,837	79,097
Commercial Business	347,188	371,188	148,610	584,446	14,109
Commercial Real Estate	25,631,905	29,453,334	697,179	27,076,142	505,420
Total	$32,017,383	$36,802,746	$1,414,289	$32,660,629	$605,125

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

10.      Loans Receivable, Net, Continued

The following table is a summary of information related to impaired loans as of March 31, 2011.

Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With No Related Allowance Recorded:
Residential Real Estate	$2,278,966	$2,683,966	$-	$1,458,882	$51,267
Consumer Loans	1,376,161	1,583,160	-	729,889	56,764
Commercial Business	499,481	499,481	-	327,785	14,790
Commercial Real Estate	26,387,167	27,948,568	-	30,244,873	1,361,177

With An Allowance Recorded:
Residential Real Estate	-	-	-	41,879	-
Consumer Loans	60,668	60,668	41,100	124,089	-
Commercial Business	270,530	270,530	240,648	207,073	4,833
Commercial Real Estate	2,424,695	2,614,695	490,728	4,018,967	44,337

Total
Residential Real Estate	2,278,966	2,683,966	-	1,500,761	51,267
Consumer Loans	1,436,829	1,643,828	41,100	853,978	56,764
Commercial Business	770,011	770,011	240,648	534,858	19,623
Commercial Real Estate	28,811,862	30,563,263	490,728	34,263,840	1,405,514
Total	$33,297,668	$35,661,068	$772,476	$37,153,437	$1,533,168

TDRs included in impaired loans at December 31, 2011 and March 31, 2011 were $11.2 million and $12.2 million, respectively. Interest earned during the nine months ended December 31, 2011 and fiscal 2011 on these loans amounted to $169,000 and $649,000, respectively.

As a result of adopting the amendments in ASU 2011-02, management reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (April 1, 2011) to determine whether they are considered TDRs under the amended guidance.  Management identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, management identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $11.8 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss was $215,000.

	For the Nine Months Ended December 31, 2011			For the Three Months Ended December 31, 2011
Troubled Debt Restructurings	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential Real Estate	-	$-	$-	-	$-	$-
Consumer Loans	-	-	-	-	-	-
Commercial Business	-	-	-	-	-	-
Commercial Real Estate	5	4,217,849	4,217,849	2	2,429,913	2,429,913
Total	5	$4,217,849	$4,217,849	2	$2,429,913	$2,429,913

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

10.      Loans Receivable, Net, Continued

During the three months ended December 31, 2011, we modified two loans that were considered to be TDRs.   The interest rate was lowered for both of these loans.  During the nine months ended December 31, 2011, we modified five loans that were considered TDRs. The interest rate was lowered for these loans.

During the nine months ended December 31, 2011, eight loans that had been previously restructured were in default, one of which went into default in the quarter ended December 31, 2011. However, there were no loans restructured during the previous twelve months that subsequently defaulted during the three or nine months periods ended December 31, 2011.

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

Item 2 -  Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements and “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995

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
•
results of examinations of the Company by the by the Board of Governors of the Federal Reserve System (“Federal Reserve”), and our bank subsidiary by the FDIC and the South Carolina State Board of Financial Institutions,  or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

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
•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;

•	Future legislative changes and our ability to continue to comply with the requirements of the Treasury’s Community Development Capital Initiative (“CDCI”); and

Item 2 -  Management's Discussion and Analysis of Financial Condition and Results of Operations

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this prospectus and the incorporated documents.

Some of these and other factors are discussed in Item 1A., “Risk Factors” in the 2011 10-K,   which developments could have an adverse impact on our financial position and our results of operations.

Any of the forward-looking statements that we make in this Quarterly Report on Form 10-Q and in other public statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. The Company undertakes no obligation to issue revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for fiscal year 2011 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect the Company’s financial condition, liquidity and operating and stock price performance.

Comparison Of Financial Condition At December 31, 2011 and March 31, 2011

General – Total assets decreased $17.0 million or 1.8% to $916.6 million at December 31, 2011 from $933.5 million at March 31, 2011.  The primary reason for the decrease in total assets was a decrease in net loans receivable, offset by increases in investments.

Assets – The increases and decreases in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	December 31, 2011	March 31, 2011	Amount	Percent
Certificates Of Deposits With Other Banks	$1,726,765	$100,432	$1,626,333	1,619.3%
Investment And Mortgage-Backed Securities	398,393,806	372,417,915	25,975,891	7.0
Loan Receivable, Net	445,799,290	484,470,616	(38,671,326)	(8.0)
Federal Home Loan Bank Stock	8,471,100	11,267,485	(2,796,385)	(24.8)
Repossessed Assets Acquired In Settlement Of Loans	13,660,376	14,433,853	(773,477)	(5.4)
Other Assets	5,752,349	7,865,690	(2,113,341)	(26.9)

Certificates of deposits with other banks increased $1.6 million or 1,619.3% to $1.7 million at December 31, 2011, from $100,000 at March 31, 2011. The Bank is eligible to participate in various grant programs as a result of its status as a community development financial institution under the Treasury’s CDCI program. As part of one of these grant programs, the Bank benefits from investing in certificates of deposits with other community development financial institutions. All of these certificates are in increments of $250,000 or less and are therefore fully insured by the FDIC.

Investment and mortgage-backed securities increased $26.0 million or 7.0% to $398.4 million at December 31, 2011 from $372.4 million at March 31, 2011. This increase was the result of investment purchases offset slightly by principal repayments, calls and maturities on securities coupled with the sale of 51 securities consisting primarily of mortgage-backed securities during the nine month period ended December 31, 2011.

Loans receivable, net, decreased $38.7 million or 8.0% to $445.8 million at December 31, 2011 from $484.5 million at March 31, 2011. This decrease was a result of the Company’s efforts to implement more stringent underwriting standards and increase rates combined with lower loan demand.  Residential real estate loans decreased $12.0 million to $99.0 million at December 31, 2011 from $111.0 million at March 31, 2011.  Consumer loans decreased $4.5 million to $60.4 million at December 31, 2011 compared to $64.9 million at March 31, 2011. Commercial real estate loans and commercial business loans decreased $21.0 million and $2.9 million, respectively, to $286.0 million and $10.6 million, respectively, at December 31, 2011 compared to $307.0 million and $13.5 million, respectively, at March 31, 2011. Loans held for sale increased $465,000 to $5.6 million at December 31, 2011 from $5.2 million at March 31, 2011.

Repossessed assets acquired in settlement of loans decreased $773,000 or 5.4% to $13.7 million at December 31, 2011 from $14.4 million at March 31, 2011.  The Company sold 17 real estate properties and repossessed 26 additional properties during the nine month period ended December 31, 2011 resulting in a decrease in repossessed assets acquired in settlement of loans during the period.

Item 2 -  Management's Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 2011, the balance of repossessed assets consisted of 49 real estate properties: 15 single-family residences and 19 lots within residential subdivisions located throughout our market area in South Carolina and Georgia; three parcels of land in South Carolina; one mobile home including small acreage in Lexington County, South Carolina; five commercial buildings in the Midlands area of South Carolina and one commercial building in Augusta, Georgia; a 40 lot subdivision development and adjacent 17 acres of land in Columbia, South Carolina; a 233 acre subdivision in Blythewood, South Carolina; a 43 lot subdivision in Elgin, South Carolina; a two rental complex in Columbia, South Carolina; and 34.8 acres of land in Bluffton, South Carolina which was originally acquired as a participation loan from another financial institution.

Liabilities
Deposit Accounts

	December 31, 2011		March 31, 2011		Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Amount	Percent
Demand Accounts:
Checking	$117,002,762	0.15%	$117,077,343	0.09%	$(74,581)	(0.1)%
Money Market	223,373,391	0.68%	194,560,099	0.85%	28,813,292	14.8%
Statement Savings	20,658,303	0.20%	20,582,505	0.24%	75,798	0.4%
Total	361,034,456	0.48%	332,219,947	0.54%	28,814,509	8.7%

Certificate Accounts
0.00 – 1.99%	259,098,600	-	239,078,153	-	20,020,447	8.4%
2.00 – 2.99%	60,721,241	-	107,386,573	-	(46,665,332)	(43.5)%
3.00 – 3.99%	2,973,724	-	3,307,422	-	(333,698)	(10.1)%
4.00 – 4.99%	4,688,443	-	5,272,507	-	(584,064)	(11.1)%
5.00 – 5.99%	1,214,524	-	3,092,512	-	(1,877,988)	(60.7)%
Total	328,696,532	1.41%	358,137,167	1.71%	(29,440,635)	(8.2)%
Total Deposits	$689,730,988	0.92%	$690,357,114	1.15%	$(626,126)	0.0%

Included in the certificates above were $39.7 million and $39.7 million in brokered deposits at December 31, 2011 and March 31, 2011, respectively, with a weighted average interest rate of 1.88% and 2.18%, respectively.

Advances From FHLB – FHLB advances are summarized by year of maturity and weighted average interest rate in the table below:

					Balance
	December 31, 2011		March 31, 2011		Decrease
Fiscal Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2012	$7,400,000	2.85%	$24,950,000	2.22%	$(17,550,000)	(70.3)%
2013	10,000,000	4.76%	10,000,000	4.76%	-	-
2014	30,000,000	3.45%	30,000,000	3.45%	-	-
2015	20,273,967	3.01%	20,286,338	3.01%	(12,371)	(0.1)
2016	20,000,000	4.12%	20,000,000	4.12%	-	-
Thereafter	32,900,000	4.36%	32,900,000	4.36%	-	-
Total Advances	$120,573,967	3.81%	$138,136,338	3.57%	$(17,562,371)	(12.7)%

These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $148.9 million and $141.3 million, respectively at December 31, 2011 and $168.2 million and $172.9 million, respectively at March 31, 2011. Advances are subject to prepayment penalties.

Item 2 -  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table shows callable FHLB advances as of the dates indicated.  These advances are also included in the above table.  All callable advances are callable at the option of the FHLB.  If an advance is called, the Bank has the option to payoff the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

As of December 31, 2011
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

Other Borrowings – The Bank had $9.8 million and $11.2 million in other borrowings (non-FHLB advances) at December 31, 2011 and March 31, 2011, respectively.  These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts.  The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At December 31, 2011 and March 31, 2011, the interest rate paid on the repurchase agreements was 0.30% and 0.40%, respectively.  The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $19.3 million and $20.6 million, respectively at December 31, 2011 and $22.7 million and $23.7 million, respectively at March 31, 2011.

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

Junior Subordinated Debentures – On September 21, 2006, the Trust (Security Federal Statutory Trust), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”), which are reported on the consolidated balance sheet as junior subordinated debentures, generating proceeds of $5.0 million. The Trust loaned these proceeds to the Company to use for general corporate purposes, primarily to provide capital to the Bank. The debentures qualify as Tier 1 capital under Federal Reserve guidelines.

The Capital Securities accrue and pay distributions quarterly at a rate of 2.25% at December 31, 2011.  Prior to September 2011, one-half of the Capital Securities issued in the transaction had a fixed rate of 6.88% and the remaining half had a floating rate of three-month LIBOR plus 170 basis points. After September 2011, the rate is a floating rate of three month LIBOR plus 170 basis points as the fixed rate portion was converted to the floating rate. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears.

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

Item 2 -  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Equity – Shareholders’ equity increased $4.5 million or 6.0% to $80.6 million at December 31, 2011 from $76.0 million at March 31, 2011. Accumulated other comprehensive income, net of tax increased $2.8 million to $6.4 million at December 31, 2011. The Company’s net income available for common shareholders was $1.0 million for the nine month period ended December 31, 2011, after preferred stock dividends of $330,000.

On April 11, 2011, the Company eliminated the mandatorily redeemable shares of the Company’s common stock as a result of an investor’s purchase of these shares in a private equity transaction. In connection with the purchase of these shares, the redemption feature was eliminated. As a result, the Company no longer has the liability related to these shares on its balance sheet. This transaction resulted in an increase to capital of $1.5 million during the nine months ended December 31, 2011.

Item 2 -  Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

Net Income - Net income available to common shareholders increased $32,000 or 9.2% to $376,000 for the three months ended December 31, 2011 compared to $344,000 for the three months ended December 31, 2010. The increase in net income is primarily a result of an increase in other non-interest income and a decrease in other general and administrative expenses. These factors were offset slightly by a decrease in net interest income.

Net Interest Income - For the quarter ended December 31, 2011 and 2010, net interest margin was 3.09%. Net interest income decreased $185,000 or 2.8% to $6.5 million during the three months ended December 31, 2011, compared to $6.7 million for the same period in 2010, as a result of a significant decrease in the volume of interest bearing assets, particularly loans.

Total average interest-earning assets decreased $19.1 million to $846.5 million at December 31, 2011 while average interest-bearing liabilities decreased $22.6 million to $790.0 million at December 31, 2011.  The interest rate spread increased two basis points to 2.99% during the three months ended December 31, 2011 compared to 2.97% for the same period in 2010.

Interest Income - Total interest income decreased $1.1 million or 10.3% to $9.5 million during the three months ended December 31, 2011 from $10.6 million for the same period in 2010.  Total interest income on loans decreased $1.1 million or 13.7% to $6.9 million during the three months ended December 31, 2011 compared to $8.0 million for the same period one year prior. The decrease was a result of a decrease in the average loan portfolio balance of $71.3 million combined with the yield in the loan portfolio decreasing one basis point. Interest income from mortgage-backed securities decreased $144,000 or 7.3% to $1.8 million for the quarter ended December 31, 2011 from $2.0 million for the same quarter in 2010. This decrease was the result of a decrease in the portfolio yield of 66 basis points offset partially by an increase in the average balance of $31.5 million. Interest income from investment securities increased $151,000 or 26.1% as a result of an increase in the average balance of the investment securities portfolio of $21.4 million combined with an increase in the portfolio yield of 28 basis points.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended December 31, 2011 and 2010:

	Three Months Ended December 31,
	2011		2010
	Average Balance	Yield(1)	Average Balance	Yield(1)	Increase (Decrease) In Interest And Dividend Income From 2010
Loans Receivable, Net	$457,021,589	6.05%	$528,369,487	6.06%	$(1,098,580)
Mortgage-Backed Securities	254,043,358	2.87	222,572,127	3.53	(143,989)
Investment Securities(2)	129,358,971	2.43	107,929,680	2.15	151,304
Overnight Time And Certificates of Deposit	6,074,163	0.05	6,730,533	0.12	(1,209)
Total Interest-Earning Assets	$846,498,081	4.50%	$865,601,827	4.88%	$(1,092,474)
         (1) Annualized
      (2) Tax equivalent basis is calculated using an effective tax rate of 34% and amounted to $54,000 for the quarter ended
          December 31, 2011.

Interest Expense - Total interest expense decreased $907,000 or 23.4% to $3.0 million during the three months ended December 31, 2011 compared to $3.9 million for the same period one-year earlier.  The decrease in total interest expense is attributable to decreases in interest rates paid combined with a decrease in the average balances of interest-bearing liabilities.  Interest expense on deposits decreased $697,000 or 30.1% to $1.6 million during the period. The decrease was attributable to a 42 basis point decrease in the cost of deposits combined with a decrease in average interest-bearing deposits of $5.8 million compared to the average balance in the three months ended December 31, 2010.  The decrease in the cost of deposits primarily resulted from maturing certificate accounts repricing at lower interest rates. Interest expense on advances and other borrowings decreased $174,000 or 12.6% as the cost of debt outstanding decreased six basis points during the quarter ended December 31, 2011 compared to the same quarter in 2010.  Average total borrowings outstanding decreased $16.8 million during the same period. Interest expense on senior convertible debentures was $122,000 for the quarter ended December 31, 2011 and 2010. These debentures bear a fixed interest rate of 8%. The average balance remained constant at $6.1 million during both periods. Interest expense on junior subordinated debentures was $22,000 for the three

Item 2 -  Management's Discussion and Analysis of Financial Condition and Results of Operations

months ended December 31, 2011 compared to $58,000 for the three months ended December 31, 2010.  The average balance of junior subordinated debentures remained at $5.2 million during both periods.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended December 31, 2011 and 2010:

	Three Months Ended December 31,
	2011		2010
	Average Balance	Yield(1)	Average Balance	Yield(1)	Decrease In Interest Expense From 2010
NOW And Money Market Accounts	$296,403,832	0.59%	$254,551,918	0.72%	$(24,040)
Statement Savings Accounts	20,745,125	0.20	19,265,588	0.27	(2,901)
Certificates Accounts	329,694,521	1.43	378,853,218	1.95	(670,077)
Advances And Other Borrowed Money	131,925,334	3.66	148,734,175	3.72	(173,819)
Convertible Senior Debentures	6,084,000	8.00	6,084,000	8.00	-
Junior Subordinated Debentures	5,155,000	1.69	5,155,000	4.54	(36,643)
Total Interest-Bearing Liabilities	$790,007,812	1.51%	$812,643,899	1.91%	$(907,480)
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

Management’s monthly review of the adequacy of the allowance includes three main components. The first component is an analysis of loss potential in various homogenous segments of the portfolio based on historical trends and the risk inherent in each category. Previously, management applied a five year historical loss ratio to each loan category to estimate the inherent loss in these pooled loans. However as a result of the decline in economic conditions and the unprecedented increases in delinquencies and charge offs experienced by the industry in recent periods, the Company no longer considers five year historical losses relevant indicators of future losses. Management has set the loss period to 24 months in recent quarters to more accurately project losses in the near future.

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

The third component is an analysis of changes in qualitative factors that may affect the portfolio, including but not limited to: relevant economic trends that could impact the borrowers’ ability to repay, industry trends, changes in the volume and composition of the portfolio, credit concentrations, or lending policies and the experience and ability of the staff and Board of Directors. Management also reviews and incorporates certain ratios such as percentage of classified loans, average historical loan losses by loan category, delinquency percentages, and the assignment of percentage targets of reserves in each loan category when evaluating the allowance.

Once the analysis is completed, the three components are combined and compared to the allowance amount. Based on this, charges are made to the provision as needed.

Item 2 -  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Bank’s provision for loan losses was $2.1 million and $1.9 million during the three months ended December 31, 2011 and 2010, respectively. The following table details selected activity associated with the allowance for loan losses for the three months ended December 31, 2011 and 2010:

	Three Months Ended December 31,
	2011	2010
Beginning Balance	$13,779,433	$11,528,220
Provision	2,100,000	1,900,000
Charge-offs	(1,640,108)	(1,041,439)
Recoveries	22,049	22,015
Ending Balance	$14,261,374	$12,408,796

Allowance For Loan Losses As A Percentage Of Gross Loans Receivable, Held For Investment At The End Of The Period	3.13%	2.39%
Allowance For Loan Losses As A Percentage Of Impaired Loans At The End Of The Period	44.54%	32.77%
Impaired Loans	$32,017,383	$37,867,994
Non-accrual Loans And 90 Days Or More Past Due Loans As A Percentage Of Gross Loans Receivable, Held For Investment At The End Of The Period	4.40%	4.44%
Total Loans Receivable, Net	$445,799,290	$519,523,001

At December 31, 2011, the Company did not have any loans that were 90 days or more past due and still accruing interest. The cumulative interest not accrued during the quarter ended December 31, 2011 relating to all non-performing loans totaled $221,000. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral. In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop or liquidate them.

Non-Interest Income - Non-interest income increased $783,000 or 44.0% to $2.6 million for the three months ended December 31, 2011 from $1.8 million for the same period one year ago primarily as a result of an increase in gain on sale of investments.  The following table provides a detailed analysis of the changes in the components of non-interest income:

	Three Months Ended December 31,		Increase (Decrease)
	2011	2010	Amounts	Percent
Gain On Sale Of Investments	$1,209,041	$492,975	$716,066	145.3%
Gain On Sale Of Loans	162,126	334,713	(172,587)	(51.6)
Service Fees On Deposit Accounts	304,458	289,810	14,648	5.1
Income From Cash Value Of Life Insurance	105,000	105,000	-	-
Commissions From Insurance Agency	96,539	92,619	3,920	4.2
Trust Income	120,000	109,500	10,500	9.6
Mandatorily Redeemable Financial Instrument Valuation	-	90,000	(90,000)	(100.0)
Check Card Fee Income	196,401	176,144	20,257	11.5
Other	369,892	89,200	280,692	314.7
Total Non-Interest Income	$2,563,457	$1,779,961	$783,496	44.0%

Gain on sale of investments was $1.2 million during the quarter ended December 31, 2011 compared to $493,000 in the same period one year earlier. The gain resulted from the sale of 22 securities during the period. Based on an analysis of the portfolio, the Company was able to maximize return by selling securities with short average lives as a result of call features or securities with adjustable rates scheduled to reprice down in the near future.

Gain on sale of loans decreased $173,000 to $162,000 during the three months ended December 31, 2011 compared to the same period one year ago as a result of a decrease in the volume of fixed rate residential mortgage loans originated and sold. The volume of refinancing activity was at an all time high in the previous year as a result of the low interest rate environment.  Service fees on deposit accounts increased $15,000 to $304,000 for the quarter ended December 31, 2011 compared to $290,000 for the same quarter in 2010. Income from cash value of life insurance was $105,000 for each of the three months ended December 31, 2011 and 2010.

Item 2 -  Management's Discussion and Analysis of Financial Condition and Results of Operations

Commissions from insurance increased $4,000 to $97,000 during the three months ended December 31, 2011 compared to $93,000 for the same period one year ago. Trust income increased $11,000 or 9.6% to $120,000 during the three months ended December 31, 2011 compared to $110,000 during the same period in 2010.

Mandatorily redeemable financial instrument valuation was a gain of $90,000 for the three months ended December 31, 2010 compared to none for the quarter ended December 31, 2011. In connection with the acquisition of the Collier-Jennings Companies on June 30, 2006, the Company recorded a $1.4 million mandatorily redeemable financial instrument. On April 11, 2011, the Company eliminated the mandatorily redeemable shares of the Company’s common stock as a result of an investor’s purchase of these shares in a private transaction. In connection with the purchase of these shares, the redemption feature was eliminated. As a result, the Company no longer has the liability related to these shares on its Consolidated Balance Sheets, nor the related valuation adjustment on its Consolidated Statements of Income.

Check card fee income increased $20,000 or 11.5% to $196,000 for the three months ended December 31, 2011 compared to $176,000 for the same quarter in 2010. Other miscellaneous income including credit life insurance commissions, safe deposit rental income, annuity and stock brokerage commissions, trust fees, and other miscellaneous fees, increased $281,000 to $370,000 during the three months ended December 31, 2011 compared to the same period one year ago. In connection with its participation in the Treasury’s Bank Enterprise Award program, the Bank received $206,000 in grant income during the three months ended December 31, 2011 which contributed to the increase in other miscellaneous income.

General and Administrative Expenses – The Company made significant progress during the quarter to reduce its general and administrative expenses through the implementation of several cost savings strategies. As a result, general and administrative expenses decreased $639,000 or 10.9% to $5.2 million for the three months ended December 31, 2011 from $5.9 million for the same period one year ago.  The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

	Three Months Ended December 31,		Increase (Decrease)
	2011	2010	Amounts	Percent
Salaries And Employee Benefits	$2,671,521	$3,016,325	$(344,804)	(11.4)%
Occupancy	484,056	439,374	44,682	10.2
Advertising	108,479	97,491	10,988	11.3
Depreciation And Maintenance Of Equipment	436,727	453,291	(16,564)	(3.7)
FDIC Insurance Premiums	130,998	366,000	(235,002)	(64.2)
Amortization of Intangibles	12,501	22,500	(9,999)	(44.4)
Net Cost Of Operation Of Other Real Estate Owned	525,728	419,516	106,212	25.3
Other	864,976	1,059,504	(194,528)	(18.4)
Total General And Administrative Expenses	$5,234,986	$5,874,001	$(639,015)	(10.9)%

Salary and employee benefits decreased $345,000 or 11.4% to $2.7 million for the three months ended December 31, 2011 when compared to $3.0 million for the same period one year ago. As part of the Company’s cost savings strategies and due to the uncertainty in the economy, the Company did not offer annual raises in January 2011. In addition, due to increased efficiency and some attrition, the number of full time equivalent employees decreased by 13 to 211 full time equivalent employees at December 31, 2011 compared to 224 full time equivalent employees at December 31, 2010.

Occupancy increased $45,000 or 10.2% to $484,000 for the three months ended December 31, 2011 from $439,000 for the same period one year ago. Advertising expense increased $11,000 to $108,000 for the three months ended December 31, 2011 from $97,000 for the same period one year ago.  Depreciation and maintenance expense decreased $17,000 or 3.7% to $437,000 for the three months ended December 31, 2011 from $453,000 for the same period one year ago.

FDIC insurance premiums decreased $235,000 or 64.2% to $131,000 for the three month period ended December 31, 2011 compared to $366,000 for the same period a year ago as a result of a change in the calculation of the assessment base. The calculation changed from a deposit based method to an asset based method. The Bank's asset base has decreased.

Item 2 -  Management's Discussion and Analysis of Financial Condition and Results of Operations

Net cost of operation of other real estate owned increased $106,000 or 25.3% to $526,000 during the quarter ended December 31, 2011 from $420,000 during the quarter ended December 31, 2010. Net cost of operation of other real estate includes any gain or loss on the sale of other real estate owned and all other expenses related to these properties incurred during the period.

Other expenses decreased $195,000 to $865,000 for the three month period ended December 31, 2011, a decrease of 18.4% when compared to $1.1 million for the same period in the prior year. Other expenses include legal fees, consultant fees, and expenses associated with loan collection and workout efforts.

Provision For Income Taxes – Provision for income taxes increased $1.0 million or 438.4% to $1.2 million for the three months ended December 31, 2011 from $229,000 for the same period one year ago.  Income before income taxes was $1.7 million for the three months ended December 31, 2011 compared to $684,000 for the three months ended December 31, 2010.  The Company’s combined federal and state effective income tax rate for the current quarter was 71.8% compared to 33.6% for the same quarter one year ago.  As previously announced, on December 28, 2011, Security Federal Bank completed a charter conversion from a federally chartered stock savings bank to a South Carolina chartered commercial bank. As a result of this transaction, the Company recognized an additional $625,000 in income tax expense during the quarter, a one time charge which resulted from a portion of the Company’s deferred tax asset that became unrealizable. Going forward as a result of the Bank’s charter conversion to a commercial bank, the Company will be subject to a lower state income tax rate and therefore expects to experience lower income tax expense in future periods.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010

Net Income - For the nine months ended December 31, 2011, net income available to common shareholders increased $158,000 or 18.1% to $1.0 million or $0.35 per common share (basic) compared to $877,000 or $0.34 per common share (basic) for the nine months ended December 31, 2010.  The increase in earnings for the period is primarily a result of an increase in other income and a decrease in other expenses. These factors were offset slightly by a decrease in net interest income.

Net Interest Income. The net interest margin increased three basis points to 3.13% for the nine months ended December 31, 2011 compared to 3.10% for the comparable period in the previous year. Despite the increase in margin, net interest income decreased $317,000 or 1.6% to $20.0 million for the nine months ended December 31, 2011, compared to $20.3 million for the nine months ended December 31, 2010.

The decrease is a result of a decrease in interest income offset by a slight decrease in interest expense. Average interest-earning assets decreased $19.2 million to $854.8 million while average interest-bearing liabilities decreased $29.1 million to $796.8 million.  The interest rate spread was 3.03% and 2.98% during the nine months ended December 31, 2011 and 2010, respectively.

Interest Income - Total interest income decreased $3.4 million or 10.2% to $29.6 million during the nine months ended December 31, 2011 from $32.9 million for the same period in 2010.  Total interest income on loans decreased $3.2 million or 13.0% to $21.4 million during the nine months ended December 31, 2011 as a result of the average loan portfolio balance decreasing $78.8 million, offset by the portfolio yield increasing 10 basis points, as a result of stricter underwriting standards.  Interest income from mortgage-backed securities decreased $470,000 or 7.4% to $5.9 million as a result of a 63 basis point decrease in the portfolio yield offset by an increase in the average balance of the portfolio of $26.5 million.   Interest income from investment securities increased $316,000 or 16.4% to $2.2 million as a result of  an increase in the average balance offset by a 24 basis point decrease in the yield.  The average balance of the investment securities portfolio increased $32.3 million to $128.6 million for the nine months ended December 31, 2011 from $96.3 million for the comparable period in 2010.  Interest income on overnight time deposits decreased $1,600 as a result of a seven basis point decrease in the yield of overnight time  and certificates of deposits.

Item 2 -  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the nine months ended December 31, 2011 and 2010:

	Nine Months Ended December 31,
	2011		2010
	Average Balance	Yield(1)	Average Balance	Yield(1)	Increase (Decrease) In Interest And Dividend Income From 2010
Loans Receivable, Net	$466,872,585	6.12%	$545,657,873	6.02%	$(3,208,330)
Mortgage-Backed Securities	255,238,349	3.08	228,704,199	3.71	(469,910)
Investments(2)	128,551,070	2.43	96,285,864	2.67	316,217
Overnight Time And Certificates of Deposit	4,178,123	0.06	3,427,522	0.13	(1,597)
Total Interest-Earning Assets	$854,840,127	4.63%	$874,075,458	5.02%	$(3,363,620)

         (1) Annualized
      (2) Tax equivalent basis is calculated using an effective tax rate of 34% and amounted to $102,000 for the nine months ended
          December 31, 2011.

Interest Expense - Total interest expense decreased $3.0 million or 24.1% to $9.6 million during the nine months ended December 31, 2011 compared to $12.6 million for the same period one year earlier.  The decrease in total interest expense is attributable to the decreases in interest rates paid, reflecting a lower market interest rate environment, and a decrease in the amount of interest-bearing  certificate accounts and borrowings.  Interest expense on total deposits decreased $2.4 million or 30.8% during the period as average interest bearing deposits decreased $11.3 million to $644.7 million compared to the average balance of $655.9 million for the nine months ended December 31, 2010, and the cost of deposits decreased 45 basis points. The decrease in the cost of deposits was primarily a result of maturing certificates that repriced at lower rates during the period. Interest expense on advances and other borrowings decreased $657,000 or 14.8% to $3.8 million compared to $4.4 million for the same period in 2010 as the cost of debt outstanding decreased 15 basis points during the nine months ended December 31, 2011 and average borrowings outstanding decreased $17.8 million.

Interest expense on senior convertible debentures was $365,000 for each of the nine months ended December 31, 2011and 2010. The Company issued $6.1 million in fixed 8% senior convertible debentures on December 1, 2009. Interest expense on junior subordinated debentures was $138,000 for the nine months ended December 31, 2011 compared to $176,000 for the same period one year ago.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the nine months ended December 31, 2011 and 2010:

	Nine Months Ended December 31,
	2011		2010
	Average Balance	Yield(1)	Average Balance	Yield(1)	Decrease In Interest Expense From 2010
Now And Money Market Accounts	$285,062,835	0.63%	$247,884,852	0.88%	$(293,561)
Statement Savings Accounts	20,784,573	0.22	19,220,447	0.32	(11,612)
Certificates Accounts	338,807,554	1.54	388,807,686	2.05	(2,046,698)
FHLB Advances And Other Borrowed Money	140,858,209	3.58	158,690,300	3.73	(656,859)
Senior Convertible Debentures	6,084,000	8.00	6,084,000	8.00	-
Junior Subordinated Debentures	5,155,000	3.57	5,155,000	4.56	(38,207)
Total Interest-Bearing Liabilities	$796,752,171	1.60%	$825,842,285	2.04%	$(3,046,937)
         (1) Annualized

Provision for Loan Losses – The provision for loan losses was $6.7 million for the nine months ended December 31, 2011 compared to $6.0 million for the same period in the prior year. The following table details selected activity associated with the allowance for loan losses for the nine months ended December 31, 2011 and 2010:

Item 2 -  Management's Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended December 31,
	2011	2010
Beginning Balance	$12,501,800	$12,307,394
Provision	6,700,000	5,950,000
Charge-offs	(5,026,324)	(5,916,333)
Recoveries	85,898	67,735
Ending Balance	$14,261,374	$12,408,796

Non-Interest Income - Non-interest income increased $108,000 or 2.1% to $5.3 million for the nine months ended December 31, 2011 from $5.2 million for the same period one year ago.  The following table provides a detailed analysis of the changes in the components of non-interest income:

	Nine Months Ended December 31,		Increase (Decrease)
	2011	2010	Amounts	Percent
Gain On Sale Of Investments	$1,765,294	$1,188,381	$576,913	48.6%
Gain On Sale Of Loans	391,810	1,180,870	(789,060)	(66.8)
Service Fees On Deposit Accounts	878,938	879,627	(689)	(0.1)
Income From Cash Value Of Life Insurance	315,000	305,000	10,000	3.3
Commissions From Insurance Agency	307,797	301,585	6,212	2.1
Trust Income	350,000	328,500	21,500	6.5
Mandatorily Redeemable Financial Instrument Valuation	50,000	5,000	45,000	900.0
Check Card Fee Income	589,194	506,893	82,301	16.2
Other	679,185	523,557	155,628	29.7
Total Non-Interest Income	$5,327,218	$5,219,413	$107,805	2.1%

Gain on sale of investments increased $577,000 to $1.8 million for the nine months ended December 31, 2011 compared to $1.2 million in the comparable period in the prior year as a result of the sale of 51 securities. Based on an analysis of the portfolio, the Company was able to maximize return by selling securities with short average lives as a result of call features or securities with an adjustable rate scheduled to reprice down in the near future. The Company sold 47 securities in the same period in the prior year.

Gain on sale of loans decreased $789,000 to $392,000 during the nine months ended December 31, 2011 compared to $1.2 million for the same period one year ago as a result of the decrease in origination and sale of fixed rate residential mortgage loans.  The volume of refinancing activity was at an all time high in the previous year as a result of the low interest rate environment.

Commissions from insurance agency increased $6,000 to $308,000 during the nine months ended December 31, 2011 compared to $302,000 for the same period one year ago. Trust income increased $22,000 to $350,000 during the nine months ended December 31, 2011 compared to $329,000 for the nine months ended December 21, 2010.

The Company recorded $50,000 in mandatorily redeemable financial instrument valuation income for the nine months ended December 31, 2011 compared to $5,000 for the same period one year earlier. Based on its terms, the mandatorily redeemable financial instrument is redeemable at the greater of $26 per share or one and a half times the book value of the Company. On April 11, 2011, the Company eliminated the mandatorily redeemable shares of the Company’s common stock as a result of an investor’s purchase of these shares in a private transaction. In connection with the purchase of these shares, the redemption feature was eliminated. As a result, the Company no longer has the liability related to these shares on its Consolidated Balance Sheet, nor the related valuation adjustment on its Consolidated Statements of Income.

Check card fee income was $589,000 for the nine months ended December 31, 2011, an increase of $82,000 or 16.2% compared to $507,000 for the same period in 2010. Other miscellaneous income including credit life insurance commissions, safe deposit rental income, annuity and stock brokerage commissions, trust fees, and other miscellaneous fees, increased $156,000 to $679,000 during the nine months ended December 31, 2011 compared to $524,000 for the same period one year ago.

Item 2 -  Management's Discussion and Analysis of Financial Condition and Results of Operations

General and Administrative Expenses – General and administrative expenses decreased $1.7 million or 9.8% to $15.6 million for the nine months ended December 31, 2011 from $17.3 million for the same period one year ago.  The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

	Nine Months Ended December 31,		Increase (Decrease)
	2011	2010	Amounts	Percent
Salaries And Employee Benefits	$8,250,733	$9,023,500	$(772,767)	(8.6)%
Occupancy	1,435,224	1,443,340	(8,116)	(0.6)
Advertising	309,772	298,839	10,933	3.7
Depreciation And Maintenance Of Equipment	1,292,000	1,377,859	(85,859)	(6.2)
FDIC Insurance Premiums	687,910	994,048	(306,138)	(30.8)
Amortization of Intangibles	47,522	67,500	(19,978)	(29.6)
Net Cost Of Operation Of Other Real Estate Owned	823,568	1,225,188	(401,620)	(32.8)
Other	2,745,442	2,848,260	(102,818)	(3.6)
Total General And Administrative Expenses	$15,592,171	$17,278,534	$(1,686,363)	(9.8)%

Salary and employee benefits decreased $773,000 to $8.3 million for the nine months ended December 31, 2011 from $9.0 million for the same period one year ago.  As part of the Company’s cost savings strategies and due to the uncertainty in the economy, the Company eliminated annual raises in January 2011. In addition, due to increased efficiency and some attrition, the number of full time equivalent employees decreased.

Occupancy expense was $1.4 million for the nine month period ended December 31, 2011, relatively unchanged from the same period one year ago. Depreciation and maintenance expense decreased $86,000 or 6.2% to $1.3 million for the nine months ended December 31, 2011 from $1.4 million for the same period one year ago. These decreases can be attributed to the Company’s effort to reduce expenses during the period.

Advertising expense increased $11,000 to $310,000 for the nine months ended December 31, 2011 from $299,000 for the same period one year ago.  FDIC insurance premiums decreased $306,000 or 30.8% to $688,000 for the nine month period ended December 31, 2011 compared to $994,000 for the same period a year ago as a result of a change in the assessment base calculation to an asset based approach.

Net cost of operation of other real estate owned decreased $402,000 or 32.8% to $824,000 during the nine months ended December 31, 2011 from $1.2 million during the nine months ended December 31, 2010. Net cost of operation of other real estate includes any gain or loss on the sale of other real estate owned and all other expenses related to these properties incurred during the period. As the balance of other real estate owned has slowly decreased, so has the cost associated with these properties.

Other expenses decreased $103,000 to $2.7 million for the nine month period ended December 31, 2011, a decrease of 3.6% when compared to $2.8 million for the same period in the prior year. Other expenses include legal fees, consultant fees, and expenses associated with loan collection and workout efforts.

Provision For Income Taxes – Provision for income taxes increased $814,000 or 95.9% to $1.7 million for the nine months ended December 31, 2011 compared to $850,000 for the same period in 2010.  Income before income taxes was $3.0 million for the nine months ended December 31, 2011 compared to $2.3 million for the nine months ended December 31, 2010.  The Company’s combined federal and state effective income tax rate for the nine month ended December 31, 2011 was 54.9% compared to 36.9% for the same period one year earlier.

Item 2 -  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

During the nine months ended December 31, 2011, loan repayments exceeded loan disbursements resulting in a $38.7 million or 8.0% decrease in total net loans receivable.  During the nine months ended December 31, 2011, deposits decreased $626,000, and FHLB advances decreased $17.6 million. The Bank had $154.6 million in additional borrowing capacity at the FHLB at the end of the period.  At December 31, 2011, the Bank had $215.4 million of certificates of deposit maturing within one year.  Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed.

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

As of December 31, 2011 and March 31, 2011, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank had to maintain total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage ratios at 10%, 6%, and 5%, respectively.  There are no conditions or events that management believes have changed the Bank’s classification.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2011:

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused lines of credit	$73	$462	$4,427	$4,962	$27,288	$32,250
Standby letters of credit	2	230	886	1,118	413	1,531
Total	$75	$692	$5,313	$6,080	$27,701	$33,781

Security Federal Corporation and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that at December 31, 2011 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected or are reasonably likely to affect our internal controls over financial reporting

The Company does not expect that its disclosure controls and procedures will prevent all error and or fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2      Unregistered sales of Equity Securities and Use Of Proceeds

None

Item 3      Defaults Upon Senior Securities
None

Item 4      [Removed and Reserved]

Item 5      Other Information
None

Item 6      Exhibits

3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Amendment, including Certificate of Designation relating to the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series B (2)
3.3	Amended and Restated Bylaws (3)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (4)
4.2	Form of Certificate for the Series B Preferred Shares (2)
4.3	Warrant to purchase shares of the Company’s common stock dated December 19, 2008 (5)
4.4	Form of Indenture with respect to the Company’s 8.0% Convertible Senior Debentures Due 2029 (6)
4.5	Specimen Convertible Senior Debenture Due 2029 (6)
4.6
Letter Agreement dated September 29, 2010 between Security Federal Corporation and the United States Department of the Treasury, including the Exchange Agreement – Standard Terms, with respect to the exchange of the Series A Fixed Rate Cumulative Perpetual Preferred Stock for the Series B Fixed Rate Cumulative Perpetual Preferred Stock (2)

4.7
Letter Agreement dated September 29, 2010 between Security Federal Corporation and the United States Department of the Treasury, including the Securities Purchase Agreement – Standard Terms, with respect to the purchase of the Series B Fixed Rate Cumulative Perpetual Preferred Stock (2)

10.1	1993 Salary Continuation Agreements (7)
10.2	Amendment One to 1993 Salary Continuation Agreements (8)
10.3	Form of 2006 Salary Continuation Agreement (9)
10.4	1999 Stock Option Plan (10)
10.5	2002 Stock Option Plan (11)
10.6	2006 Stock Option Plan (12)
10.7	2008 Equity Incentive Plan (13)
10.8	Form of incentive stock option agreement and non-qualified stock option agreement pursuant to the 2006 Stock Option Plan (12)
10.9	2004 Employee Stock Purchase Plan (14)
10.10	Incentive Compensation Plan (7)

Security Federal Corporation and Subsidiaries

10.11	Form of Security Federal Bank Salary Continuation Agreement (15)
10.12	Form of Security Federal Split Dollar Agreement (9)
10.13	Form of Compensation Modification Agreement (2)
13	Annual Report to Stockholders
14	Code of Ethics (16)
25.0	Form T-1; Statement of Eligibility of Trustee (6)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income; (4)  Consolidated Statements of Cash Flows; and (5) Notes to Consolidated Financial Statements (*)

___________
*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Filed on June 26, 1998, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(2)          Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 30, 2010.
(3)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on December 19, 2011.
(4) (5)
Filed on August 12, 1987, as an exhibit to the Company’s Registration Statement on Form 8-A and incorporated herein by reference.
Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2008.

(6)	Filed on July 13, 2009 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-160553) and incorporated herein by reference.
(7)	Filed on June 28, 1993, as an exhibit to the Company’s Annual Report on Form 10-KSB and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.
(9)	Filed on May 24, 2006 as an exhibit to the Company’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
(10)	Filed on March 2, 2000, as an exhibit to the Company’s Registration Statement on Form S-8 and incorporated herein by reference
(11)	Filed on January 3, 2003, as an exhibit to the Company’s Registration Statement on Form S-8 and incorporated herein by reference.
(12)	Filed on August 22, 2006, as an exhibit to the Company’s Registration Statement on Form S-8 (Registration Statement No. 333-136813) and incorporated herein by reference.
(13)	Filed on November 12, 2008, as an exhibit to the Company’s Registration Statement on Form S-8 and incorporated herein by reference.
(14)	Filed on June 18, 2004, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(15)	Filed on May 24, 2006 as an exhibit to the Current Report on Form 8-K and incorporated herein by reference.
(16)	Filed on June 29, 2006, as an exhibit to the Company’s Annual Report on Form 10-K and incorporated herein by reference.

Security Federal Corporation and Subsidiaries

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURITY FEDERAL CORPORATION

Date: February 13, 2012	/s/ J. Chris Verenes
J. Chris Verenes
President & Chief Executive Officer
Duly Authorized Representative

Date: February 13, 2012	/s/ Roy G. Lindburg
Roy G. Lindburg
CFO
Duly Authorized Representative

Security Federal Corporation and Subsidiaries

EXHIBIT INDEX

Exhibit No. Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income; (4)  Consolidated Statements of Cash Flows; and (5) Notes to Consolidated Financial Statements