Form 10-K
period 2012-03-31
SECURITY FEDERAL CORP
filed 2012-06-25
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012 OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      X       No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ('232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     X       No

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES         NO    X

As of June 21, 2012, there were issued and outstanding 3,144,934 shares of the registrant's Common Stock, which are traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol "SFDL."  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of September 30, 2011, was $18.3 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant's Annual Report to Stockholders for the Fiscal Year Ended March 31, 2012. (Part II)
2.	Portions of the Registrant's Proxy Statement for the 2012 Annual Meeting of Stockholders. (Part III)

Forward-Looking Statements

This Form 10-K, including information included or incorporated by reference, contents, and future filings by Security Federal Corporation ("Company") on Form 10-Q, and Form 8-K, and future oral and written statements by the Company and its management may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements often include the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to:

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

●
results of examinations of the Company by the Board of Governors of the Federal Reserve and our bank subsidiary by the Federal Deposit Insurance Corporation and the South Carolina State Board of Financial Institutions, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

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

●	increased competitive pressures among financial services companies;

i

●	changes in consumer spending, borrowing and savings habits;

●	the impact of new legislation, including the Jumpstart Our Business Startups Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the implementing regulations of these acts;

●	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

●	our ability to pay dividends on our common stock and preferred stock;

●	adverse changes in the securities markets;

●	inability of key third-party providers to perform their obligations to us;

●
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;

●	future legislative changes and our ability to comply with the requirements of the U.S. Department of Treasury Community Development Capital Initiative; and

●	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this document.

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

    As used throughout this report, the terms "we," "our " or "us" refer to Security Federal Corporation and our consolidated subsidiary, Security Federal Bank.

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

ii

PART I

Item 1.  Business

Security Federal Corporation

Security Federal Corporation (the "Company") was incorporated under the laws of the State of Delaware in July 1987 for the purpose of becoming the savings and loan holding company for  Security Federal Bank ("Security Federal" or the "Bank") upon the Bank's conversion from mutual to the stock form (the "Conversion").  Effective August 17, 1998, the Company changed its state of incorporation from Delaware to South Carolina.  On December 28, 2011, the Company reorganized into a bank holding company in connection with the Bank's conversion from a federally chartered stock savings bank to a South Carolina chartered commercial bank. As a result of the reorganization, the Board of Governors of the Federal Reserve System ("Federal Reserve") is now the Company's primary federal regulator.

As a South Carolina corporation, the Company is authorized to engage in any activity permitted by South Carolina General Corporation Law.  The Company is a one bank holding company.  Through the bank holding company structure, it is possible to expand the size and scope of the financial services offered beyond those currently offered by the Bank.  The holding company structure also provides the Company with greater flexibility than the Bank would have to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of financial institutions as well as other companies.  There are no current arrangements, understandings or agreements regarding any such acquisition.  Future activities of the Company, other than the continuing operations of Security Federal, will be funded through dividends from Security Federal and through borrowings from third parties.  See "Regulation B Regulation of the Company B Dividends" and "Taxation." Activities of the Company may also be funded through sales of additional securities or income generated by other activities of the Company.  At this time, there are no plans regarding sales of additional securities or other activities.

At March 31, 2012, the Company had assets of $924.6 million, deposits of $696.2 million and shareholders' equity of $80.8 million.

The executive office of the Company is located at 238 Richland Avenue West, Aiken, South Carolina 29801, and its telephone number is (803) 641-3000.

Security Federal Bank

General.  Security Federal is a South Carolina chartered commercial bank headquartered in Aiken, South Carolina.  Security Federal, with 13 branch offices in Aiken, Richland and Lexington counties, South Carolina and Columbia County, Georgia, was originally chartered under the name Aiken Building and Loan Association on March 27, 1922.  It received its federal charter and changed its name to Security Federal Savings and Loan Association of Aiken on March 7, 1962, and later changed its name to Security Federal Savings Bank of South Carolina, on November 11, 1986.  Effective April 8, 1996, the Bank changed its name to Security Federal Bank.  The Bank converted from the mutual to the stock form of organization on October 30, 1987.  As mentioned above, effective December 28, 2011, Security Federal converted from a federally chartered stock savings bank to a South Carolina chartered commercial bank. As a result of the conversion to a South Carolina commercial bank, the Bank is regulated by the South Carolina State Board of Financial Institutions ("State Board") and the Federal Deposit Insurance Corporation ("FDIC").

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

Corporate Overview

Issuance of Convertible Senior Debentures.  On December 1, 2009, the Company issued $6.1 million in convertible senior debentures. The debentures  mature on December 1, 2029 and accrue interest at the rate of 8.0% per annum until maturity or earlier redemption or repayment. Interest on the debentures is payable on June 1 and December 1 of each year, commencing June 1, 2010. The debentures are convertible into the Company's common stock at a conversion price of $20 per share at the option of the holder at any time prior to maturity.

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

Community Development Capital Initiative ("CDCI").  On September 29, 2010, the Company entered into a Letter Agreement with the U.S. Department of the Treasury ("Treasury") in connection with its participation in the CDCI which was established by the Treasury pursuant to the Troubled Asset Relief Program ("TARP").  The CDCI was established by the Treasury to invest lower cost capital in Community Development Financial Institutions ("CDFI"), supporting their efforts to provide credit to small businesses and other qualified customers.

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

In addition and in connection with the Company's participation in the CDCI, on September 29, 2010, the Company entered into a Letter Agreement with the Treasury (including the Securities Purchase Agreement - Standard Terms, the "Purchase Agreement"), pursuant to which the Company sold an additional 4,000 shares of Series B Preferred Stock to the Treasury at a price of $4.0 million.  As a result of its participation in the CDCI and the transactions under the Exchange Agreement and the Purchase Agreement, the Treasury now holds 22,000 shares of the Company's Series B Preferred Stock, with an aggregate liquidation preference amount of $22.0 million.

The additional capital received by the Company from Treasury pursuant to the Purchase Agreement was contingent upon the Company's completion of a separate stock offering of the same amount, as required by the Company's prior federal regulator, the Office of Thrift Supervision ("OTS").  In satisfaction of this requirement, on September 29, 2010, the Company sold 400,000 shares of its common stock to certain accredited investors in a private placement at a price of $10.00 per share, for gross proceeds of $4.0 million.

The warrant issued to Treasury for the purchase of 137,966 shares of the Company's common stock in connection with the TARP CPP on December 19, 2008 remains outstanding.  For additional information regarding the CDCI transaction and the TARP CPP transaction, see Note 21 of the Notes to Consolidated Financial Statements contained in the  2012 Annual Report to Stockholders ("Annual Report").

Elimination of Mandatorily Redeemable Shares.  On April 11, 2011, the Company eliminated the mandatorily redeemable shares of its common stock as a result of an investor's purchase of these shares in a private transaction. In connection with the purchase of these shares, the redemption feature was eliminated. As a result, the Company no longer has the liability related to these shares on its balance sheet and the Company's capital increased by $1.5 million.

Selected Consolidated Financial Information.  This information is incorporated by reference to page seven of the Annual Report.

Yields Earned and Rates Paid.  This information is incorporated by reference to page 18 of the Annual Report.

Rate/Volume Analysis.  This information is incorporated by reference to page 17 of the Annual Report.

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

Loan Portfolio Composition.  The following table sets forth information concerning the composition of the Bank's loan portfolio, including loans held for sale, in dollar amounts and in percentages by type of loan, and presents a reconciliation of total loans receivable before net items.

	At March 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
TYPE OF LOAN:

Real estate loans:
Residential real estate	$90,998	20.4%	$99,219	19.8%	$105,170	17.9%	$115,507	18.4%	$116,184	21.7%
Owner occupied residential
construction	9,482	2.1	16,975	3.4	16,248	2.8	17,186	2.8	17,975	3.4
Total residential real estate loans	100,480	22.5	116,194	23.2	121,418	20.7	132,693	21.2	134,159	25.1

Commercial business	9,553	2.1	13,530	2.7	17,813	3.0	21,032	3.3	22,070	4.1
Commercial real estate	263,936	59.3	296,901	59.2	366,002	62.4	392,087	62.5	300,406	56.2
Multi-family	12,381	2.8	10,055	2.0	12,718	2.2	12,316	2.0	10,911	2.1
	285,870	64.2	320,486	63.9	396,533	67.6	425,435	67.8	333,387	62.4
Consumer loans:
Deposit account	926	0.2	869	0.2	985	0.2	757	0.1	1,569	0.3
Home equity lines	26,996	6.1	28,776	5.7	29,944	5.1	28,298	4.5	22,693	4.2
Consumer first and second mortgages	11,973	2.7	13,741	2.7	18,545	3.1	12,835	2.1	19,076	3.6
Premium finance	2,916	0.7	2,947	0.6	406	0.1	532	0.1	778	0.1
Other	15,874	3.6	18,530	3.7	18,646	3.2	26,603	4.2	22,716	4.3
Total consumer loans	58,685	13.3	64,863	12.9	68,526	11.7	69,025	11.0	66,832	12.5
Total loans	445,035	100.0%	501,543	100.0%	586,477	100.0%	627,153	100.0%	534,378	100.0%

Less:
Loans in process	1,887		4,580		5,620		5,602		8,064
Deferred fees and discount	22		(10)		151		279		315
Allowance for loan losses	14,615		12,502		12,307		10,182		8,067
Total loans receivable	$428,511		$484,471		$568,399		$611,090		$517,932

The following table sets forth information concerning the composition of the Bank's loan portfolio, including loans held for sale, in dollar amounts and in percentages by type of loan, and presents a reconciliation of total loans receivable before net items.

	At March 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
TYPE OF LOAN:

Fixed rate loans
Residential real estate	$13,511	3.0%	$15,435	3.1%	$11,488	2.0%	$13,738	2.2%	$12,036	2.3%
Commercial business and
commercial real estate	226,407	50.9	251,766	50.2	280,702	47.9	239,076	38.1	154,558	28.9
Consumer	25,704	5.8	28,786	5.7	30,223	5.1	33,881	5.4	37,026	6.9
Total fixed rate loans	265,622	59.7	295,987	59.0	322,413	55.0	286,695	45.7	203,620	38.1

Adjustable rate loans
Residential real estate	86,969	19.5	100,759	20.1	109,930	18.7	118,955	19.0	122,123	22.9
Commercial business and
commercial real estate	59,463	13.4	68,720	13.7	115,831	19.8	186,359	29.7	178,829	33.4
Consumer	32,981	7.4	36,077	7.2	38,303	6.5	35,144	5.6	29,806	5.6
Total adjustable rate loans	179,413	40.3	205,556	41.0	264,064	45.0	340,458	54.3	330,758	61.9
Total loans	445,035	100.0%	501,543	100.0%	586,477	100.0%	627,153	100.0%	534,378	100.0%

Less
Loans in process	1,887		4,580		5,620		5,602		8,064
Deferred fees and discounts	22		(10)		151		279		315
Allowance for loan losses	14,615		12,502		12,307		10,182		8,067
Total loans receivable	$428,511		$484,471		$568,399		$611,090		$517,932

The total amount of loans due after March 31, 2013, which have predetermined or fixed interest rates is $164.9 million, while the total amount of loans due after that date which have floating or adjustable interest rates is $146.4 million.

The following schedule illustrates the maturities of Security Federal's loan portfolio, including loans held for sale, at March 31, 2012.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period when the contract is due.  This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	At March 31, 2012
		Residential/ Real Estate	Commercial Construction and Acquisition and		Commercial Business and
	Residential	Construction	Development		Commercial
	Real Estate	Loans	Loans	Consumer	Real Estate	Total
	(In Thousands)

Six months or less (1)	$3,106	$12,323	$5,631	$7,152	$60,295	$88,507
Over six months to one year	10	7,606	5,275	4,782	25,683	43,356
Over one year to three years	461	--	4,073	6,752	107,981	119,267
Over three to five years	127	--	157	4,743	26,529	31,556
Over five to ten years	1,729	--	--	7,921	18,186	27,836
Over ten years	85,565	--	1,816	27,335	17,910	132,626
Total (2)	$90,998	$19,929	$16,952	$58,685	$256,584	$443,148
___________
(1)	Includes demand loans, loans having no stated maturity, overdraft loans and equity line of credit loans.
(2)   Loan amounts are net of undisbursed funds for loans in process of $1.9 million.

Loan Originations, Purchases and Sales.  The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the years indicated.

	Years Ended March 31,
	2012	2011	2010	2009	2008
	(In Thousands)
Originated:
Adjustable rate - residential real estate	$17,051	$26,539	$27,644	$34,571	$47,432
Fixed rate - residential real estate (1)	37,862	74,776	65,229	48,689	39,268

Consumer	12,134	12,381	19,450	30,366	31,663
Commercial business and commercial real estate	192,809	200,459	289,246	350,505	311,839
Total consumer/commercial business real estate	204,943	212,840	308,696	380,871	343,502
Total loans originated	259,856	314,155	401,569	464,131	430,202

Purchased	--	--	--	--	15,618

Less:
Sold:
Fixed rate - residential real estate	40,356	73,971	67,779	45,273	38,502
Fixed rate - commercial real estate	--	--	--	--	4,695
Adjustable rate - commercial real estate	--	--	--	--	4,000
Principal repayments	276,007	325,119	374,466	326,083	315,108
Increase (decrease) in other items, net	(547)	(1,007)	2,015	(383)	1,622

Net increase (decrease)	$(55,960)	$(83,928)	$(42,691)	$93,158	$81,893
___________
(1)	Includes newly originated fixed rate loans held for sale and construction/permanent loans converted to fixed rate loans and sold.

In addition to interest earned on loans, the Bank receives loan origination fees or "points" for originating loans.  Loan points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for the creation of the loan.  The Bank's loan origination fees are generally 1% on conventional residential mortgages, and 0.25% to 1% on commercial real estate loans and commercial business loans.  The total fee income (including amounts amortized to income as yield adjustments) for the fiscal year ended March 31, 2012 was $503,000.

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

	At or For the Year Ended March 31,
	2012	2011	2010
	(Dollars in Thousands)

Net deferred mortgage loan origination fees earned during the period (1)	$72	$90	$88

Mortgage loan origination fees earned as a percentage of total portfolio
mortgage loans originated during the period	0.4%	0.3%	0.3%

Net deferred mortgage loan origination fees in loan portfolio at end of period	$47	$77	$86
___________
(1)	Includes amounts amortized to interest income as yield adjustments; does not include fees earned on loans sold.

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

In fiscal 2012, Security Federal sold $40.4 million in fixed rate residential loans on a servicing released basis in the secondary market.  Loans closed but not yet settled with Freddie Mac or other investors, are carried in the Bank's "loans held for sale" portfolio.  At March 31, 2012, the Bank had $2.7 million of loans held for sale.  These loans are fixed rate residential loans that have been originated in the Bank's name and have closed.  Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Bank's customers.  Therefore, these loans present very little market risk for the Bank.  The Bank usually delivers to, and receives funding from, the investor within 30 days.  Security Federal originates all of its loans held for sale on a "best efforts" basis.  Best efforts means that the Bank suffers no penalty if it is unable to deliver a loan to a potential investor.

The Bank also originates and holds adjustable and fixed rate construction loans. The construction loans are for one year terms.  At March 31, 2012, the Bank held $9.5 million, or 2.1% of the total loan portfolio, in construction loans to individuals in its residential portfolio. Construction loans to individuals, also known as construction/permanent loans, generally have a construction period of one year or less where the borrower pays interest only during that period.  At the end of construction, the loan converts to a one year ARM or a three year/one year ARM.  At that time, the borrower also has a one time option to convert the loan to a fixed rate loan, which is then sold immediately to the secondary market. At March 31, 2012, the Bank also held approximately $9.8 million in longer term fixed rate residential mortgage loans.  These loans, which were 2.2% of the entire loan portfolio at March 31, 2012, had converted from ARM  loans to fixed rate loans during the previous 60 months, and had remaining maturities of 10 to 29 years.  The Bank no longer originates ARM loans with conversion features that are not sold on the secondary market upon conversion.

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

Upon receipt of a loan application and all required related information from a prospective borrower, the loan application is submitted for approval or rejection.  The residential mortgage loan underwriters approve loans which meet Freddie Mac and Fannie Mae underwriting requirements.  The Chairman of the Company, the Chief Executive Officer of the Company and the Bank, or the President of the Bank individually have the authority to approve loans of $500,000 or less, except as set forth above for conforming conventionally underwritten, single family mortgage loans, which are approved by the underwriters. The Executive Vice President/Commercial Loans and the Executive Vice President/Chief Lending Officer have the authority to approve loans up to $500,000.  Loans in excess of $500,000 and up to $1.0 million require the approval of any three of the following: Chairman of the Company, the Chief Executive Officer of the Company and the Bank, the President of the Bank, the Executive Vice President/Chief Financial Officer, the Executive Vice President/Commercial Loans, the Executive Vice President/Chief Lending Officer, the Vice Chairman of the Executive Committee or the Secretary of the Executive Committee. Any loan in excess of $1.0 million must be approved by the Bank's Executive Committee, which operates as the Bank's Loan Committee.  The loan approval limits shown are the aggregate of all loans to any one borrower or entity, not including loans that are the borrower's primary residence, and are conventionally underwritten.

The general policy of Security Federal is to issue loan commitments to qualified borrowers for a specified time period.  These commitments are generally for a period of 45 days or less.  With management approval, commitments may be extended for up to 45 days.  As of March 31, 2012, Security Federal had no residential mortgage loan commitments for portfolio loans issued (excluding undisbursed portions of construction loans in process).  Security Federal had outstanding commitments available on retail lines of credit (including home equity and other consumer loans) totaling $27.7 million as of March 31, 2012.  See Note 19 of the Notes to Consolidated Financial Statements contained in the Annual Report.

Permanent Residential Mortgage Lending.  Permanent residential real estate mortgage loans constituted approximately 20.4% of the Bank's total outstanding loan portfolio at March 31, 2012.

Security Federal offers a variety of ARMs which offer adjustable rates of interest, payments, loan balances or terms to maturity which vary according to specified indices.  The Bank's ARMs generally have a loan term of 15 to 30 years with initial rate adjustments every one, three, five or seven years during the term of the loan.  After the initial rate adjustment, the loan rate then adjusts annually.  Most of the Bank's ARMs contain a 200 basis point limit as to the maximum amount of change in the interest rate at any adjustment period and a 500 or 600 basis point limit over the life of the loan. The Bank generally originates ARMs to retain in its portfolio.  These  loans are generally made consistent with Freddie Mac and Fannie Mae guidelines.  At March 31, 2012, residential ARMs totaled $87.0 million, or 19.5% of the Bank's loan portfolio.  For the year ended March 31, 2012, the Bank originated $54.9 million in residential real estate loans, 31.1% of which had adjustable rates of interest.

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

The Bank also provides construction financing for single family dwellings to owner-occupants.  Construction loans are generally made for periods of six months to one year with either adjustable or fixed rates.  At March 31, 2012, residential construction loans on one- to four-family dwellings to owner-occupants totaled $9.5 million, or 2.1%, of the Bank's loan portfolio. On loans of this type, the Bank seeks to evaluate the financial condition and prior performance of the builder, as well as the borrower's creditworthiness and his or her general ability to make principal and interest payments, and the value of the property that will secure the loan.  On construction loans offered to individuals (non-builders), the Bank offers a construction/permanent loan.  The construction portion of the loan has an adjustable rate (typically prime) or a fixed rate (typically prime plus  0.25%) during the construction period.  The borrower typically pays interest on the loan during the construction phase.  During the current year, because the prime rate was so low, the Bank added a floor of 5% or 6% to these construction loans. After construction, the loan then automatically converts to a one year ARM or a three year/one year ARM loan.  The borrower also has the option, after the construction period only, to convert the loan to a fixed rate loan which the Bank then sells on the secondary market immediately on a servicing released basis.

Commercial Real Estate, Commercial Business and Multi-Family Loans.  The commercial business loans originated by the Bank are primarily secured by business equipment, furniture and fixtures, inventory and receivables or are unsecured. At March 31, 2012, the Bank had $9.6 million, or 2.1%, of the Bank's total loan portfolio, in commercial business loans.  A total of $2.3 million, or 23.7% of these loans were unsecured at March 31, 2012.

The commercial real estate loans originated by the Bank are primarily secured by non-residential commercial properties, churches, hotels, residential developments, single family construction loans to builders for speculative or pre-sold homes, lot loans to builders, income property developments, and undeveloped land.  At March 31, 2012, the Bank had $263.9 million, or 59.3%, of the Bank's total loan portfolio, in commercial real estate loans. Included in these loans at March 31, 2012 was $13.0 million in acquisition and development loans with terms of typically two to three years. Also included in commercial real estate loans was $15.0 million in loans for the construction of single family dwellings to builders with a term of typically one year.

The multi-family loans originated by the Bank are primarily secured by commercial residential properties including apartment complexes, condominiums or townhouses, and loans for acquisition and development of, or improvements to multi-family residential properties. At March 31, 2012, the Bank had $12.4 million, or 2.8%, of the Bank's total loan portfolio, in multi-family loans.

The following table summarizes the Bank's commercial real estate, commercial business, and multi-family loans by geographic market area at March 31, 2012.

	Aiken	Midlands,	Augusta,
	County	SC	GA	Other	Total
	(In Thousands)

Commercial real estate	$100,385	$37,685	$44,676	$81,190	$263,936
Multi-family	1,366	1,530	5,234	4,251	12,381
Commercial business	4,691	1,260	2,221	1,381	9,553
Total	$106,442	$40,475	$52,131	$86,822	$285,870

Loans secured by commercial real estate are typically written for amortization terms of 10 to 20 years.  Commercial loans not secured by real estate are typically based on terms of three to 60 months.  Both commercial real estate loans and commercial business loans not secured by real estate can be originated on adjustable or fixed rate terms.  Adjustable rates are tied to the prime rate as quoted in The Wall Street Journal and typically adjust on a daily basis.  Since 2009, the Bank instituted floors of typically 6% on newly originated adjustable rate commercial business and real estate loans.  If ceilings are used, the loan will typically balloon in 60 months or less.  Fixed rate loans on commercial real estate usually balloon in 36 to 60 months.  Fixed rate loans on non-real estate collateral are generally amortizing in five years or less.

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

Federal law restricts the Bank's permissible lending limits to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus.  At March 31, 2012, the Bank's legal lending limit under this restriction was $14.0 million.  At that date, the Bank's largest loan relationship to a single borrower was $12.4 million.  South Carolina law restricts the Bank's permissible lending limits to one borrower to 10% of unimpaired capital unless prior approval is granted by a two-thirds vote of the Board of Directors, in which case the limit is increased to 15% of unimpaired capital.  The Bank's lending limit at 10% of unimpaired capital was $9.3 million at March 31, 2012.

Consumer Loans.  The Bank originates consumer loans for any personal, family or household purpose, including the financing of home improvements, loans to individuals for residential lots for a future home, automobiles, boats, mobile homes, recreational vehicles and education.  The Bank also makes consumer first and second mortgage loans secured by residences.  These loans typically do not qualify for sale in the secondary market, but are generally not considered sub-prime lending. In addition, the Bank offers home equity lines of credit.  Home equity loans are secured by mortgage liens on the borrower's principal or second residence. Home equity lines are open end lines of credit where the borrowers pay a minimum of interest only monthly on drawn lines.  The terms are for a maximum period of 20 years and the rate is a variable rate tied to prime and floats monthly.  Margins range from zero to one percent.  The Bank recently instituted a floor of 6% on new originations and a maximum loan-to-value ratio of 80% for first mortgages originated by Security Federal and 60% for first mortgages originated by other lenders. Previously, the maximum loan- to-value ratio was 90%, but was decreased because of the current economic environment.  At March 31, 2012, the Bank had $27.0 million of home equity lines of credit outstanding and $20.6 million of additional commitments of home equity lines of credit.  The Bank also makes secured and unsecured lines of credit available.  Although consumer loans involve a higher level of risk than one- to four-family residential mortgage loans, they generally provide higher yields and have shorter terms to maturity than one- to four-family residential mortgage loans.  At March 31, 2012, the Bank had total consumer loans of $58.7 million, or 13.2% of the Bank's loan portfolio.

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

The Bank also has a credit card program.  As of March 31, 2012, the Bank had issued 2,247 Visa credit cards with total approved credit lines of $6.7 million, of which $2.2 million was outstanding on that date.

Loan Delinquencies and Defaults

General.  The Bank's collection procedures provide that when a real estate loan is approximately 20 days past due, the borrower is contacted by mail and payment is requested.  If the delinquency continues for another 10 days, subsequent efforts are made to contact the delinquent borrower and establish a program to bring the loan current.  In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs.  If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates foreclosure proceedings after the customer has been notified by certified mail.  The Bank institutes the same collection procedure for its commercial real estate loans.  At March 31, 2012, the Bank had property acquired as the result of foreclosures and other property repossessed classified as repossessed assets valued at $14.2 million.

Delinquent Loans.  The following table sets forth information concerning delinquent loans at March 31, 2012.  The amounts presented represent the total remaining principal balances of the delinquent loans (before specific reserves for losses), rather than the actual payment amounts which are overdue.

	Real Estate				Non-Real Estate
	Residential		Commercial		Consumer		Commercial Business
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Total
Loans	(Dollars in Thousands, number of loans are actual)
delinquent for:
30 - 59 days	17	$2,778	38	$18,332	41	$659	15	$174	$21,943
60 - 89 days	5	742	8	4,684	13	353	3	209	5,988
90 days and over	15	3,639	39	18,378	17	620	2	21	22,658

Total delinquent loans	37	$7,159	85	$41,394	71	$1,632	20	$404	$50,589

Classified Assets.  Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets.  The regulations require commercial banks to classify their own assets and to establish prudent general allowances for loan losses for assets classified "substandard" or "doubtful."  For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge off such amount.  In addition, the State Board and/or FDIC may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of an association.  See "Regulation - Regulation of the Bank." Assets which do not currently expose the insitution to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are designated "special mention" by management.

At March 31, 2012, $55.0 million, or 12.4%, of the Bank's loans were classified "substandard" compared to $45.9 million, or 9.2%, at March 31, 2011.  At March 31, 2012, $20.4 million were classified as "special mention" compared to $30.9 million at March 31, 2011.  At March 31, 2012, $22.5 million were classified as "caution" compared to $11.3 million at March 31, 2011.  The Bank had no loans classified as "doubtful" or "loss" at March 31, 2012 and 2011.  As of March 31, 2012, there were loans totaling $18.0 million which were troubled debt restructurings.  The Bank's policy is to classify all troubled debt restructurings as substandard.  The Bank's classification of assets is consistent with FDIC regulatory classifications.

Non-performing Assets.  Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful.  In addition, all loans are placed on non-accrual status when the loan becomes 90 days or more contractually delinquent.  All consumer loans more than 90 days delinquent are charged against the consumer loan allowance for loan losses unless there is adequate collateral which is in the process of being repossessed or foreclosed on.  At March 31, 2012, the Bank had $18.0 million in troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rate.  Other loans of concern are those loans (not delinquent more than 60 days) that management has determined need to be closely monitored as the potential exists for increased risk on these loans in the future.  Non-performing loans are reviewed monthly on a loan by loan basis.  Charge-offs, whether partial or in full, associated with these loans will vary based on estimates of recovery for each loan.

The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio.

	At March 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Loans Delinquent 60 to 89 Days:
Residential	$742	$--	$559	$621	$94
Consumer	352	197	925	124	54
Commercial business	209	133	1	29	8
Commercial real estate	4,684	2,709	2,724	3,560	1,031
Total	$5,987	$3,039	$4,209	$4,334	$1,187
Total as a percentage of total assets	0.65%	0.33%	0.44%	0.44%	0.14%

Non-Accruing Loans Delinquent 90 Days or More:
Residential	$3,639	$1,810	$4,344	$1,112	$609
Consumer	620	1,194	703	956	416
Commercial business	21	172	699	2,808	3,826
Commercial real estate	18,378	9,337	25,480	8,044	1,168
Total	$22,658	$12,513	$31,226	$12,920	$6,019
Total as a percentage of total assets	2.45%	1.34%	3.27%	1.31%	0.72%

Troubled debt restructurings	$18,029	$12,197	$336	$652	$187
Repossessed assets	$14,160	$14,434	$10,773	$1,985	$767
Allowance for loan losses	$14,615	$12,502	$12,307	$10,182	$8,067

At March 31, 2012, there were no accruing loans equal to or more than 90 days delinquent. Of the commercial real estate category, $8.1 million was concentrated in hotel loans.  Of this balance, $5.9 million consisted of three loans to one borrower secured by three different hotels all located in Georgia.  The remaining $2.2 million related to one loan to another borrower secured by a hotel located on the coast of South Carolina.

Of the remaining non-performing commercial real estate category, $7.0 million consisted of 12 loans secured by commercial buildings to nine separate borrowers and $876,000 consisted of four loans secured by raw land to three separate borrowers. The majority of the remaining loans in the commercial real estate category were secured by first mortgages on principal residences.

For the fiscal year ended March 31, 2012, the interest income that was not recognized and would have been recognized with respect to non-accruing loans, had such loans been current in accordance with their original terms and with respect to troubled debt restructurings, had such loans been current in accordance with their original terms, totaled $964,000 compared to $887,000 for the year ended March 31, 2011.  For the fiscal year ended March 31, 2012 actual interest recorded on these loans amounted to $739,000 compared to $229,000 for the previous year.

Also included in non-accruing loans at March 31, 2012 were 15 residential real estate loans totaling $3.6 million, two commercial loan relationships totaling $21,000 and 17 consumer loans totaling $620,000.  Of the 17 consumer loans on non-accrual status at March 31, 2012, no loan or total relationship exceeded $172,000.  Of the two commercial loan relationships on non-accrual status at fiscal year end, no loan or total loan relationship exceeded $14,000.

Troubled Debt Restructurings. The Bank identifies and reviews all loans to be restructured based on an assessment of the borrower's credit status. This assessment is a continuous process that involves a review of the financial statements and prospects for repayment, payment delinquency, non-accrual status, and risk rating.

Not all loan modifications are troubled debt restructurings ("TDR"). The Bank designates a loan modification as a TDR when the following two conditions are present: the borrower is experiencing financial difficulty, and because of this difficulty, the Bank grants a concession it would not otherwise consider. Typically these concessions involve a change in the interest rate, maturity date or payment amount or some combination of each. These concessions rarely result in the forgiveness of principal or interest.

TDRs are considered impaired and generally reported as non-performing loans on non-accrual status. Non-performing TDRs may be returned to accrual status when payment in full of all amounts due under the restructured terms is anticipated and the borrower has demonstrated a sustained payment history which is typically six months.

During the year ended March 31, 2012, the Bank modified 15 loans that were considered to be TDRs. TDRs have increased as a result of the Bank's efforts to work with customers to keep their properties. The Bank had 28 loans totaling $18.0 million at March 31, 2012 which were TDRs compared to 33 loans totaling $12.2 million at March 31, 2011. The 28 troubled debt restructurings consisted of one consumer loan secured by a first mortgage on a residential dwelling totaling $73,000, one consumer auto loan totaling $15,000 and one jumbo mortgage loan totaling $710,000. The remaining 25 restructurings consisted of 24 commercial real estate loans to eight separate borrowers and one unsecured commercial loan. The commercial real estate loans were secured primarily by first mortgages on six single family residences and one lot, 11 commercial buildings, two parcels of land and three hotels.

Six of the TDRs to three borrowers totaling $3.5 million were subsequently in default at March 31, 2012. The Bank considers any loan 30 days or more past due to be in default.

Potential Problem Loans. Potential problem loans include loans not included as non-accrual loans or TDRs where management has become aware of information regarding possible credit issues for borrowers that could potentially cause doubt about their ability to comply with current repayment terms. At March 31, 2012 and 2011, the Bank had identified $23.7 million and $22.6 million, respectively, of potential problem loans through its internal loan review procedures.

Repossessed Assets.  Repossessed assets acquired in settlement of loans were $14.2 million at March 31, 2012 and consisted of the following 50 real estate properties: 17 single-family residences and 17 lots within residential subdivisions located throughout our market area in South Carolina and Georgia; five parcels of land in South Carolina and one in Georgia;  four commercial buildings in the Midlands area of South Carolina and one commercial building in Augusta, Georgia; a 40 lot subdivision development and adjacent 17 acres of land in Columbia, South Carolina; a 233 acre subdivision in Blythewood, South Carolina; a 43 lot subdivision in Elgin, South Carolina; a two rental complex in Columbia, South Carolina; and 34.8 acres of land in Bluffton, South Carolina which was originally acquired as a participation loan from another financial institution.

Provision for Losses on Loans.  Security Federal recognizes that it will experience credit losses during the course of making loans and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the underlying security for the loan.  The Bank seeks to establish and maintain sufficient reserves for estimated losses on specifically identified loans and real estate where such losses can be estimated.  Additionally, general reserves for estimated possible losses are established on specified portions of the Bank's portfolio such as consumer loans and higher risk residential construction mortgage loans based on management's estimate of the potential loss for loans which normally can be classified as higher risk.  Specific and general reserves are based on, among other criteria: (1) the risk characteristics of the loan portfolio, (2) current economic conditions on a local as well as a statewide basis, (3) actual losses experienced historically and (4) the level of reserves for possible losses in the future.  Additionally, the Bank maintains a reserve for uncollected interest on loans 90 days or more past due.

At March 31, 2012, the allowance for loan losses or reserve was $14.6 million.  In determining the adequacy of the reserve for loan losses, management reviews past experience of loan charge-offs, the level of past due and non-accrual loans, the size and mix of the portfolio, general economic conditions in the market area, and individual loans to identify potential credit problems.  Commercial business, commercial real estate and consumer loans have increased to $344.6 million, or 77.4% of the Bank's total loan portfolio at March 31, 2012.  Although commercial and consumer loans carry a higher level of credit risk than conventional residential mortgage loans, the level of reserves reflects management's continuing evaluation of this risk based on the Bank's past loss experience.  At March 31, 2012, the Bank's ratio of loans delinquent more than 60 days to total assets was 3.10%. Management uses four methods or calculations to estimate the adequacy of the reserve using the factors mentioned above.  The reserve is management's best estimate for the reserve.  There can be no guarantee that the estimate is adequate or accurate.  Management believes that reserves for loan losses are at a level adequate to provide for inherent loan losses.  Although management believes that it has considered all relevant factors in its estimation of future losses, future adjustments to reserves may be necessary if conditions change substantially from the assumptions used in making the original estimations.  Regulators will from time to time evaluate the allowance for loan losses which is subject to adjustment based upon the information available to the regulators at the time of their examinations.

At March 31, 2012, the Bank had no allowance for losses on real estate owned because at the time a property is transferred to real estate owned, the Bank writes the property down to the appraised value less estimated costs to sell the property.  Because of this practice, an allowance is not necessary.

The following table sets forth an analysis of the Bank's allowance for loan losses.

	At March 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)

Balance at beginning of year	$12,502	$12,307	$10,182	$8,067	$7,297
Provision for loan losses	8,650	7,800	8,155	2,825	895

Charge-offs:
Residential real estate	564	1,010	283	37	15
Commercial business and commercial real estate	4,830	6,524	5,380	370	146
Consumer	1,250	583	405	338	89
Total charge-offs	6,644	8,117	6,068	745	250

Recoveries:
Residential real estate	--	125	3	--	1
Commercial business and commercial real estate	51	318	6	15	83
Consumer	56	68	29	20	41
Total recoveries	107	511	38	35	125

Balance at end of year	$14,615	$12,502	$12,307	$10,182	$8,067

Ratio of net charge-offs during the year to average loans
outstanding during the year	1.43%	1.42%	1.01%	0.12%	0.03%

The distribution of the Bank's allowance for loan losses at the dates indicated is summarized in the following table.  The entire allowance is available to absorb losses from all loan categories.

	At March 31,
	2012		2011		2010		2009		2008
	Amount	% of Loans in Each Cate-gory to Total Loans	Amount	% of Loans in Each Cate-gory to Total Loans	Amount	% of Loans in Each Cate-gory to Total Loans	Amount	% of Loans in Each Cate-gory to Total Loans	Amount	% of Loans in Each Cate-gory to Total Loans
	(Dollars in Thousands)

Residential	$1,929	22.6%	$1,703	23.2%	$2,044	20.7%	$712	21.2%	$665	25.1%
Consumer	1,498	13.2	1,122	12.9	1,039	11.7	3,659	11.0	3,712	12.5
Commercial business	645	2.1	924	2.7	714	3.0	1,571	3.3	244	4.1
Commercial real estate	10,543	62.1	8,753	61.2	8,510	64.6	4,240	64.5	3,446	58.3
Total	$14,615	100.0%	$12,502	100.0%	$12,307	100.0%	$10,182	100.0%	$8,067	100.0%

Service Corporation

At March 31, 2012, Security Federal's net investment in its service corporations (including loans to service corporations) totaled $4.1 million.  In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a commercial bank may engage in directly.

Security Federal Insurance, Inc. ("SFINS").  SFINS, a wholly owned subsidiary of the Bank, was formed during fiscal 2002 and began operating during the December 2001 quarter.  SFINS is an insurance agency offering auto, business, health and  home insurance, and premium finance.   The operations of SFINS are included in the Company's Consolidated Financial Statements.

Collier Jennings Financial Corporation.  Collier Jennings Financial Corporation is a subsidiary of SFINS, a subsidiary of the Bank, which is described above.  The Company acquired the insurance and premium finance businesses of Collier Jennings Financial Corporation and its subsidiaries, Collier-Jennings, Inc., The Auto Insurance Store, Inc., and Collier-Jennings Premium Pay Plans, Inc. (the "Collier-Jennings Companies"), effective June 30, 2006.

Investment Activities

Investment securities.  The Bank has authority to invest in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies, certificates of deposit at insured institutions, mutual funds, bankers' acceptances and federal funds.  The Bank may also invest a portion of its assets in certain commercial paper and corporate debt securities.  See "Regulation - Regulation of the Bank."

As a member of the Federal Home Loan Bank ("FHLB") System, Security Federal must maintain minimum levels of investments that are liquid assets as defined in Federal regulations.  See "Regulation - Regulation of the Bank - Federal Home Loan Bank System."  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.

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
	At March 31,
	2012	2011	2010
	(In Thousands)

Interest bearing deposit at FHLB	$577	$268	$167
Certificates of deposits at a financial institutions	1,727	100	--
Total	$2,304	$368	$167

Investment Securities:
Available for Sale:
FHLB securities	$2,699	$14,209	$9,370
Federal Farm Credit Bank securities	--	2,007	4,209
Fannie Mae bonds	--	7,730	4,965
Freddie Mac bonds	2,922	3,931	998
Small Business Administration bonds	86,279	64,710	37,186
Taxable municipal bonds	--	4,472	3,226
Tax exempt municipal bonds	24,126	2,035	--
Equity securities	75	79	72
Total securities available for sale	116,101	99,173	60,026

Held to Maturity:
FHLB securities	11,555	10,040	4,000
Federal Farm Credit Bank securities	1,999	--	--
Fannie Mae bonds	2,992	--	--
Freddie Mac bonds	3,991	--	--
Small Business Administration bonds	3,251	3,856	4,482
Equity securities	155	155	155
Total securities held to maturity	23,943	14,051	8,637

Total securities (1)	140,044	113,592	68,663
FHLB stock	8,471	11,267	12,624

Total securities and FHLB stock (1)	$148,515	$124,859	$81,287
___________
(1)      Does not include mortgage-backed securities.

At March 31, 2012, the Company did not have any investment securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total book value in excess of 10% of its shareholders' equity.  SBA bonds are backed by the full faith and credit of the U.S. government and carry a zero percent risk base when calculating risk based assets for regulatory capital purposes.

FHLB securities, Federal Farm Credit Bank securities, Fannie Mae bonds and Freddie Mac bonds are all securities that are issued by government sponsored enterprises ("GSEs").  GSE securities are not backed by the full faith and credit of the United States government.

The following table sets forth the maturities or repricing of investment securities, not including mortgage-backed securities, and FHLB stock at March 31, 2012, and the weighted average yields of such securities and FHLB stock (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).  Tax equivalent yields on tax exempt municipal bonds are calculated using a 34% tax rate.  Callable securities are shown at their likely call dates based on current interest rates.  The table was prepared using amortized cost.  Small Business Administration securities are based on maturity dates without the effect of scheduled payments or anticipated prepayments.

	Maturing or Repricing
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
U.S. Government sponsored
enterprises	$12,555	1.67%	$11,616	3.02%	$1,927	1.59%	$--	--%
Small Business Administration
bonds	59,601	1.60	5,867	3.97	10,419	3.18	12,429	4.07
Tax exempt municipal bonds	--	--	3,313	2.95	18,324	4.36	1,594	6.10
FHLB stock (1)	8,471	1.51	--	--	--	--	--	--
Other equity securities	258	1.38	--	--	--	--	--	--

Total (2)	$80,885	1.60%	$20,796	3.27%	$30,670	3.78%	$14,023	4.30%
___________
(1)   FHLB stock has no stated maturity date.
(2)   Excludes mortgage-backed securities totaling $273.2 million with a yield of 3.31%.

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

	At March 31,
	2012	2011	2010
	(In Thousands)
Available for sale:
Freddie Mac	$41,047	$47,452	$46,248
Fannie Mae	47,510	44,114	53,576
Ginnie Mae	149,297	148,515	132,411
Total	$237,854	$240,081	$232,235
Held to maturity:
Freddie Mac	$1,548	$2,581	$4,168
Fannie Mae	--	--	388
Ginnie Mae	42,185	16,533	5,593
Total	$43,733	$19,114	$10,149

At March 31, 2012, the Company did not have any mortgage-backed securities (exclusive of obligations of agencies of the U.S. Government) issued by any one entity with a total book value in excess of 10% of shareholders equity.

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

The following table sets forth the final maturities or initial repricings, whichever occurs first, and the weighted average yields of the mortgage-backed securities at March 31, 2012.  Not considered in the preparation of the table below is the effect of scheduled payments or anticipated prepayments.  The table is prepared using amortized cost.

									At
	The Earliest of Maturing or Repricing								March 31, 2012
	Less Than		1 to 5		5 to 10		Over		Balance
	1 Year		Years		Years		Ten Years		Outstanding
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)

Fannie Mae	$2,574	4.63%	$4,119	5.07%	$7,487	3.68%	$31,873	2.86%	$46,053	3.29%
Freddie Mac	4	6.00	1,101	4.38	2,764	5.35	37,335	3.29	41,204	3.45
Ginnie Mae	29,205	1.60	8,573	1.84	15,393	3.41	132,767	3.74	185,938	3.29
Total	$31,783	1.84%	$13,793	3.01%	$25,644	3.70%	$201,975	3.51%	$273,195	3.31%

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

At March 31, 2012, the Bank had $34.4 million in brokered deposits.   In addition, the Bank believes that, based on its experience over the past several years, its savings and transaction accounts are stable sources of deposits.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs for the periods indicated.

	At March 31,
	2012		2011		2010
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Interest Rate Range for fiscal 2012:
Savings accounts 0% - 0.25%	$22,349	3.2%	$20,583	3.0%	$18,991	2.7%
NOW and other transaction
accounts 0% - 0.30%	124,750	17.9	117,077	17.0	109,086	15.7
Money market funds 0.25% - 0.60%	224,196	32.2	194,560	28.1	173,905	25.1

Total non-certificates	$371,295	53.3%	$332,220	48.1%	$301,982	43.5%

Certificates:
0.00-1.99%	$267,556	38.4%	$239,078	34.6%	$118,797	17.1%
2.00-2.99%	49,261	7.1	107,387	15.6	255,352	36.8
3.00-3.99%	2,937	0.4	3,307	0.5	4,572	0.7
4.00-4.99%	4,022	0.6	5,272	0.8	8,818	1.2
5.00-5.99%	1,130	0.2	3,093	0.4	4,731	0.7

Total certificates	324,906	46.7	358,137	51.9	392,270	56.5

Total deposits	$696,201	100.0%	$690,357	100.0%	$694,252	100.0%

The Bank relies to a limited extent upon locally obtained Jumbo CDs to maintain its deposit levels.  At March 31, 2012, Jumbo CDs constituted $156.0 million or 22.4% of the Bank's total deposits.  At March 31, 2012, the Bank held $10.8 million in public funds which consisted of $3.9 million in certificates of deposit and $6.9 million in demand deposit accounts.

The following table sets forth the deposit flows at the Bank during the periods indicated.

	Years Ended March 31,
	2012	2011	2010
	(Dollars in Thousands)

Opening balance	$690,357	$694,252	$661,714
Net deposits	5,844	(3,895)	32,538
Ending balance	696,201	690,357	694,252
Net increase (decrease)	$5,844	$(3,895)	$32,538
Percent increase (decrease)	0.85%	(0.60)%	4.9%

The following table shows rate and maturity information for the Bank's certificates of deposit as of March 31, 2012.

	0-	2.00-	3.00-	4.00-	5.00-
	1.99%	2.99%	3.99%	4.99%	5.99%	Total
Certificate accounts maturing		(In Thousands)
in quarter ending:

June 30, 2012	$54,218	$12,338	$1	$845	$174	$67,576
September 30, 2012	52,201	2,967	257	998	376	56,799
December 31, 2012	46,127	600	261	566	97	47,651
March 31, 2013	42,316	804	356	236	--	43,712
June 30, 2013	29,732	746	316	379	--	31,173
September 30, 2013	11,444	926	131	427	484	13,412
December 31, 2013	1,976	687	312	572	--	3,547
March 31, 2014	2,141	2,831	128	--	--	5,100
June 30, 2014	593	903	206	--	--	1,702
September 30, 2014	149	1,159	800	--	--	2,108
December 31, 2014	1,060	2,020	--	--	--	3,080
Thereafter	25,598	23,278	170	--	--	49,046
Total	$267,555	$49,259	$2,938	$4,023	$1,131	$324,906

The following table indicates the amount of the Bank's deposits of $100,000 or more by time remaining until maturity at March 31, 2012.

	Certificates	Savings, NOW and
	of Deposit	Money Market Accounts
	(In Thousands)
Maturity Period
Three months or less	$32,232	$194,748
Over three through six months	24,398	--
Over six through twelve month	18,946	--
Over twelve months	80,392	--
Total	$155,968	$194,748

Borrowings

As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions.  At March 31, 2012, the Bank had $122.1 million in outstanding advances from the FHLB of Atlanta.   See Note 10 of  the Notes to Consolidated Financial Statements contained in the Annual Report for information regarding the maturities and rate structure of the Bank's FHLB advances.  Federal law contains certain collateral requirements for FHLB advances.  See "Regulation - Regulation of the Bank - Federal Home Loan Bank System."

At March 31, 2012, the Company had $5.2 million in junior subordinated debentures.  The debenture accrue and pay distributions annually at a rate per annum equal to 2.174% at March 31, 2012.  Prior to September 2011 one-half of the debentures had a fixed rate of 6.88% and the remaining had a floating rate of three-month LIBOR plus 170 points.  After September 2011, the rate is strictly a floating rate of three-month LIBOR plus 170 points as the fixed rate expired and converted to a floating rate. The debentures were callable by the Company in September 2011, and quarterly thereafter, with a final maturity date of December 15, 2036.  See Note 11 of the Notes to Consolidated Financial Statements contained in the Annual Report for more information.

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

	Years Ended March 31,
	2012	2011	2010
	(In Thousands)
Maximum Balance:
FHLB advances	$141,484	$168,833	$228,997
Other borrowings	11,669	12,343	61,337
Junior subordinated debentures	5,155	5,155	5,155
Senior convertible debentures	6,084	6,084	6,084

Average Balance:
FHLB advances	$127,411	$144,008	$185,499
Other borrowings	10,423	11,713	41,749
Junior subordinated debentures	5,155	5,155	5,155
Senior convertible debentures	6,084	6,084	2,017

At March 31, 2012, the Bank had $9.8 million in retail purchase agreements with an average rate of 0.25%.  These repurchase agreements are included in "Other Borrowings" in the Consolidated Financial Statements included in the Annual Report and in the table above.

The following table sets forth information as to the Bank's borrowings and the weighted average interest rates thereon at the dates indicated.

	At March 31,
	2012	2011	2010
	(Dollars in Thousands)
Balance:
FHLB advances	$122,070	$138,136	$164,004
Other borrowings	9,801	11,195	12,060
Junior subordinated debentures	5,155	5,155	5,155
Senior convertible debentures	6,084	6,084	6,084

Weighted Average Interest Rate at Fiscal Year End:
FHLB advances	3.62%	3.57%	3.71%
Other borrowings	0.25	0.40	0.80
Junior subordinated debentures	2.17	4.45	4.42
Senior convertible debentures	8.00	8.00	8.00

During Fiscal Year:
FHLB advances	3.86%	3.92%	3.39%
Other borrowings	0.37	0.53	0.60
Junior subordinated debentures	3.24	4.53	4.64
Senior convertible debentures	8.00	8.00	7.98

Competition

The Bank serves the counties of Aiken, Richland, and Lexington, South Carolina, and Columbia County, Georgia through its 13 full service branch offices located in Aiken, North Augusta, Graniteville, Langley, Clearwater, Wagener, Lexington, Columbia, and West Columbia, South Carolina, and a branch office in Columbia County, Evans, Georgia which opened in December 2007.

Security Federal faces strong competition both in originating loans and in attracting deposits.  Competition in originating loans comes primarily from other commercial banks, thrift institutions, mortgage bankers and credit unions who also make loans in the Bank's market area.  The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it makes and the quality of services it provides to borrowers.

The Bank faces substantial competition in attracting deposits from thrift institutions, commercial banks, money market and mutual funds, credit unions and other investment vehicles.  The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors.  The Bank attracts a significant amount of deposits through its branch offices primarily from the communities in which those branch offices are located.  Therefore, competition for those deposits is principally from thrift institutions and commercial banks located in the same communities.  The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each.

The authority to offer money market deposits, and expanded lending and other powers authorized for thrift institutions by federal law, have resulted in increased competition for both deposits and loans between banks and other financial institutions such as savings and loans and credit unions.

Personnel

At March 31, 2012, the Company employed 190 full-time and 28 part-time employees.  The Bank employees are not represented by any collective bargaining agreement.  Management of the Bank considers its relations with its employees to be good.

Executive Officers.  The following table sets forth information regarding the executive officers of the Company and the Bank.

	Age at
	March 31,	Position
Name	2012	Company	Bank

J. Chris Verenes	55	President and Chief Executive Officer	Chief Executive Officer and Chairman of the Board
Timothy W. Simmons	66	Chairman of the Board	--
Roy G. Lindburg	51	Chief Financial Officer	Chief Financial Officer
Frank M. Thomas, Jr.	64	--	President

        Biographical Information.  The following is a description of the principal occupation and employment of the executive officers of the Corporation and the Bank during at least the past five years:

J. Chris Verenes is President and Chief Executive Officer of the Company and Chairman of the Board and Chief Executive Officer of the Bank, positions he has held since January 1, 2012 and January 1, 2011, respectively.  Prior to that he had served as President of the Bank since 2004.  Before joining the Bank he held a variety of management positions with Washington Group International, an engineering and construction company that manages and operates major government sites throughout the United States for the Department of Energy.  He was Director of Planning and Administration from 2001 to January 2004, Chief of Staff during 2001, Director of Strategic Programs for the business unit from 2000 to 2001 and Deputy Manager of Business Development from 1996 to 2000.  Prior to his employment by Washington Group International, Mr. Verenes served as Controller for Riegel Textile Corporation, as Director of Control Data and Business and Technology Center, and as Executive Director of the South Carolina Democratic Party.

Timothy W. Simmons has served as Chairman of the Board since October 2011.  He served as President and Chief Executive Officer of the Company from 1987 and 1994, respectively, until his retirement on January 1, 2012.  Mr. Simmons was elected President and Chief Operating Officer of the Bank in January 1987 and served in these capacities from March 1987 to December 2001.  In May 1988, Mr. Simmons became Chief Executive Officer of the Bank and in January 2002, he was elected Chairman of the Bank's Board of Directors, positions he held until December 2010.

Roy G. Lindburg has been Chief Financial Officer of the Company and the Bank since January 1995.  He was named Executive Vice President in 2005.

Frank M. Thomas, Jr. was appointed President of the Bank effective January 1, 2011.  Prior to that, he had served as an Executive Vice President of the Bank since 2007.  Mr. Thomas began his career with the Bank in 1994 as a Business Development Officer and has served in positions of increasing responsibilities in his 18 years with the Bank.  His most recent positions have included Senior Vice President of Commercial Lending and Senior Vice President and Aiken Area Executive of the Bank.  Mr. Thomas is active in the Aiken community and serves as the Chair of the Board of Directors of the Greater Aiken Chamber of Commerce.

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

Legislation is introduced from time to time in the United States Congress ("Congress") that may affect the Company's and Bank's operations.  In addition, the regulations governing the Company and the Bank may be amended from time to time by the State Board, the FDIC, the Federal Reserve or the SEC, as appropriate.  Any such legislation or regulatory changes in the future could have an adverse affect on our operations and financial condition.  We cannot predict whether any such changes may occur.

Regulation of the Bank

The Bank is an FDIC-insured, state-chartered commercial bank and is subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the FDIC and the State Board. These statutes, rules, and regulations relate to insurance of deposits, required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the business of the Bank. The FDIC has broad authority to prohibit the Bank from engaging in what it determines to be unsafe or unsound banking practices. In addition, federal law imposes a number of restrictions on state-chartered, FDIC-insured banks, and their subsidiaries. These restrictions range from prohibitions against engaging as a principal in certain activities to the requirement of prior notification of branch closings. The Bank is not a member of the Federal Reserve System.

The Bank is required to file periodic reports with the FDIC and the State Board and is subject to periodic examinations and evaluations by those regulatory authorities.  Based on these evaluations, the regulators may revalue the assets of an institution and require that it establish specific reserves to compensate for the differences between the determined value and the book value of these assets. The FDIC and the State Board may each accept the results of an examination by the other in lieu of conducting an independent examination.

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administer the home financing credit function of financial institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.  At March 31, 2012, the Bank had $122.1 million of outstanding advances from the FHLB of Atlanta under an available credit facility of $277.3 million, which is limited to available collateral.  See "Business - Sources of Funds - Borrowings."

As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta.  At March 31, 2012, the Bank had $8.5 million in FHLB stock, which was in compliance with this requirement.  In past years, the Bank has received substantial dividends on its FHLB stock.  Over the past two fiscal years these dividend yields have averaged 0.84% and were 1.08% for the fiscal year ended March 31, 2012.

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

Federal Deposit Insurance Corporation.  The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC and such insurance is backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for the year ended March 31, 2012 were $827,000. Those premiums have increased due to recent strains on the FDIC deposit insurance fund due to the cost of large bank failures and increase in the number of troubled banks. On July 21, 2010, the FDIC deposit insurance coverage was permanently raised to $250,000.

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

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%.  The FDIC has  not yet announced how it will implement this offset.  In addition to the statutory minimum ratio the FDIC must designate a reserve ratio, known as the designated reserve ratio ("DRR"), which may exceed the statutory minimum.  The FDIC has established 2.0% as the DRR.  In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to fund the costs of failed thrifts in the 1980s. For the quarterly period ended March 31, 2012, the Financing Corporation assessment equaled 0.660 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.  For 2012, the Bank incurred $60,000 in FICO assessments.

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

The Dodd-Frank Act contains a number of provisions that will affect the capital requirements applicable to the Company and the Bank. We cannot predict what impact such new capital requirements will have on the Company and the Bank.

Prompt Corrective Action.  Federal statutes establish a supervisory framework based on five capital categories:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  An institution's category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors.  The federal banking agencies have adopted regulations that implement this statutory framework.  Under these regulations, an institution is deemed to be well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to average total assets (leverage ratio) is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level.  In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a Tier 1 risk-based capital ratio of not less than 4%, and a leverage ratio of not less than 4%.  Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized.  Failure by institutions to comply with applicable capital requirements would, if unremedied, result in progressively more severe restrictions on their respective activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator.  Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.  Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

At March 31, 2012, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC. For additional information, see Note 15 of the Notes to Consolidated Financial Statements included in the Annual Report.

Capital Requirements. Federally insured financial institutions, such as the Bank, are required to maintain a minimum level of regulatory capital.  FDIC regulations recognize two types, or tiers, of capital:  core (Tier 1) capital and supplementary (Tier 2) capital.  Tier 1 capital generally includes common stockholders' equity and qualifying noncumulative perpetual preferred stock, less most intangible assets.  Tier 2 capital, which is recognized up  to 100% of Tier 1 capital for risk-based capital purposes (after any deductions for disallowed intangibles and disallowed deferred tax assets), includes such items as qualifying general loan loss reserves (up to 1.25% of risk-weighted assets), cumulative perpetual preferred stock, long-term preferred stock, certain perpetual preferred stock, hybrid capital instruments including mandatory convertible debt, term subordinated debt, intermediate-term preferred stock (original average maturity of at least five years), and net unrealized holding gains on equity securities (subject to certain limitations); provided, however, the amount of term subordinated debt and intermediate term preferred stock that may be included in Tier 2 capital for risk-based capital purposes is limited to 50% of Tier 1 capital.

The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios.  The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets.  Most banks are required to maintain a minimum leverage ratio of at least 3% to 4% of total assets.  At March 31, 2012, the Bank had Tier 1 leverage capital ratios of 8.7%.  The FDIC retains the right to require an institution to maintain a higher capital level based on an institution's particular risk profile.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets.  Assets are placed in one of four categories and given a percentage weight based on the relative risk of the category.  In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories.  Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%.  In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect the bank's financial condition.  Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.  At March 31, 2012, the Bank had a Tier 1 risk-based capital ratio of 17.4% and a total risk-based capital ratio of 18.7%.

FDIC capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound, which are well-managed and have no material or significant financial weaknesses.  The FDIC capital regulations state that, where the FDIC determines that the financial history or condition, including off-balance-sheet risk, managerial resources and/or the future earnings prospects of a bank are not adequate and/or a bank has a significant volume of assets classified substandard, doubtful or loss or otherwise criticized, the FDIC may determine that the minimum adequate amount of capital for the bank is greater than the minimum standards established in the regulation.

We believe that, under the current regulations, the Bank exceeds its minimum capital requirements.  However, events beyond the control of the Bank, such as weak or depressed economic conditions in areas where it has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its capital requirements.  For additional information concerning the Bank's capital, see Note 15 of the Notes to the Consolidated Financial Statements included in the Annual Report.

Emergency Economic Stabilization Act of 2008 ("EESA"). In October 2008, the EESA was enacted.  The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program ("TARP").  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  Under the  TARP CPP, the Treasury purchased debt or equity securities from participating institutions.  The TARP also included direct purchases or guarantees of troubled assets of financial institutions.  Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.  The Company completed its TARP CPP transaction on December 19, 2008, receiving $18.0 million in funding for the issuance of its Series A Preferred Stock to Treasury.

Under TARP, the Company also participated in the U.S. Treasury's CDCI.  The Company completed its CDCI transaction on September 29, 2010.  In connection with its participation in the CDCI, the Company exchanged $18.0 million of its Series A Preferred Stock for $18.0 million of Series B Preferred Stock and simultaneously sold an additional $4.0 million of its Series B Preferred Stock to the U.S. Treasury.  For additional information regarding the Company's participation in the CDCI, see " - Corporate Overview - Community Development Capital Initiative ("CDCI")."

The American Recovery and Reinvestment Act of 2009.  On February 17, 2009, President Obama signed The American Recovery and Reinvestment Act of 2009 ("ARRA") into law.  The ARRA is intended to revive the U.S. economy by creating millions of new jobs and stemming home foreclosures.  For financial institutions that received financial assistance under TARP or related programs, the ARRA significantly rewrote the original executive compensation and corporate governance provisions of Section 111 of the EESA.  Among the most important changes instituted by the ARRA were new limits on the ability of TARP recipients to pay incentive compensation to up to 20 of the next most highly-compensated employees in addition to the "senior executive officers," a restriction on termination of employment payments to senior executive officers and the five next most highly-compensated employees and a requirement that TARP recipients implement "say on pay" shareholder votes.

Affiliate Transactions.  The Company and the Bank are separate and distinct legal entities.  Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates, including their bank holding companies.  Transactions deemed to be a "covered transaction" under Section 23A of the Federal Reserve Act and between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of the bank subsidiary's capital and surplus and, with respect to the parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary's capital and surplus.  Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts.  Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

Community Reinvestment Act. Banks are also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency to assess a bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods.  The regulatory agency's assessment of the bank's record is made available to the public.  Further, an assessment is required of any bank which has applied to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.  The Bank received a "satisfactory" rating during its most recent examination.

Dividends.  Dividends from the Bank constitute the major source of funds for dividends which may be paid by the Company to shareholders.  The amount of dividends payable by the Bank to the Company depends upon the Bank's earnings and capital position, and is limited by federal and state laws, regulations and policies.  South Carolina banking regulations restrict the amount of dividends that the Bank can pay to the Company, and may require prior approval before declaration and payment of any excess dividend.

The amount of dividends actually paid during any one period will be strongly affected by the Bank's management policy of maintaining a strong capital position.  Federal law further provides that no insured depository institution may pay a cash dividend if it would cause the institution to be "undercapitalized," as defined in the prompt corrective action regulations.  Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice.

Activities of Insured State-Chartered Financial Institutions. Federal law generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks.  An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, (iv) acting as agent for a customer in many capacities, and (v) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

Federal Reserve System.  The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank.  As of March 31, 2012, the Bank's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

Standards for Safety and Soundness.  As required by statute, the federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the FDIC determines that a savings institution fails to meet any standard prescribed by the guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the standard.

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

Other Consumer Protection Laws and Regulations.  The Bank is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers.  While the list set forth below is not exhaustive, these include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st

Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, and various regulations that implement some or all of the foregoing.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services.  Failure to comply with these laws and regulations can subject the Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

Regulation of the Company

General.  The Company, as the sole shareholder of the Bank, is a bank holding company and is registered as such with the Federal Reserve.  Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended ("BHCA"), and the regulations of the Federal Reserve.  As a bank holding company, the Company is required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require and will be subject to regular examinations by the Federal Reserve.  The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries).  In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

The Bank Holding Company Act.  Under the BHCA, the Company is supervised by the Federal Reserve.  The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.  In addition, the Federal Reserve provides that bank holding companies should serve as a source of strength to its subsidiary banks by being prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks.  A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both.

The Company is required to file quarterly and periodic reports with the Federal Reserve and provide additional information as the Federal Reserve may require.  The Federal Reserve may examine the Company, and any of its subsidiaries, and charge the Company for the cost of the examination.

The Company and any subsidiaries that it may control are considered "affiliates" within the meaning of the Federal Reserve Act, and transactions between our bank subsidiary and affiliates are subject to numerous restrictions.  With some exceptions, the Company and its subsidiaries, are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by the Company, or its affiliates.

Acquisitions.  The BHCA prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries.  Under the BHCA, the Federal Reserve is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto.  The list of activities determined by regulation to be closely related to banking within the meaning of the BHCA includes, among other things:  operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

Interstate Banking.  The Federal Reserve may approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state except with respect to the acquisition of a bank that has not been in existence for the minimum time period, not exceeding five years, specified by the law of the host state.  The Federal Reserve may not approve an application if the applicant controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch.  Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state that may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies.  Individual states may also waive the 30% state-wide concentration limit contained in the federal law.

The federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks adopted a law prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions.  Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

Dividends.  As a South Carolina corporation, the Company is subject to restrictions on the payment of dividends under South Carolina law. In addition, the Company is an entity separate and distinct from its principal subsidiary, Security Federal, and derives substantially all of its revenue in the form of dividends from this subsidiary. Accordingly, the Company is, and will be, dependent upon dividends from the Bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common stock. The Company is also subject to certain federal regulatory considerations.  The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition, and that it is inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.

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

Stock Repurchases.  Bank holding companies, except for certain "well-capitalized" and highly rated bank holding companies, are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth.  The Federal Reserve may disapprove a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.

Capital Requirements.  The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank.  The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $500 million or more in total consolidated assets.

The Company's total risk based capital must equal 8% of risk-weighted assets and one half of the 8%, or  4%, must consist of Tier 1 (core) capital and its Tier 1 (core) capital must equal 4% of total assets.  As of March 31, 2012, the Company's total risk based capital was 18.6% of risk-weighted assets, its risk based capital of Tier 1 (core) capital was 14.9% of risk-weighted assets and its Tier 1 (core) capital was 7.4% of average assets.

Jumpstart Our Business Startups ("JOBS") Act.  On April 5, 2012, the JOBS Act was signed into law.  The JOBS Act allows banks and bank holding companies to terminate the registration of a class of securities under Section 12(g) and Section 12(b) of the Exchange Act if such class is held of record by less than 1,200 persons, an increase from the prior 300 person threshold.  Although the SEC must issue final regulations to implement the provisions of the Act relating to holder of record registration thresholds, the JOBS Act provides that bank holding companies may deregister prior to the implementation of these regulations.

Dodd-Frank Act.  On July 21, 2010 the Dodd-Frank Act was signed into law. In addition to those changes discussed above, the Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, has or will:

(i)
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, with broad rulemaking, supervision and enforcement authority for a wide range of  consumer protection  laws that would apply to all banks.

(ii)
Require the federal banking regulators to seek to make their capital requirements countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

(iii)
Provide for new disclosure and other requirements relating to executive compensation and corporate governance and a prohibition on compensation arrangements that encourage inappropriate risks or that could provide excessive compensation.

(iv)
Made permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until January 1, 2013, for non-interest bearing transaction accounts and IOLTA accounts at all insured depository institutions..

(v)
Effective July 21, 2011, repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

(vi)
Required all depository institution holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

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

Distributions.  To the extent that the Bank makes "nondividend distributions" to the Company, these distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income.  Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation.  However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve.  The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Thus, if, after the Conversion, the Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes).  See "Regulation - Regulation of the Bank - Dividends@ for limits on the payment of dividends by the Bank.  The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

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

Audits.  The Company, the Bank and its consolidated subsidiaries have been audited or their books closed without audit by the IRS with respect to consolidated federal income tax returns through March 31, 2008.  See Note 14  of the Notes to Consolidated Financial Statements contained in the Annual Report for additional information regarding income taxes.

State Taxation

South Carolina has adopted the Internal Revenue Code as it relates to commercial banks, effective for taxable years beginning after December 31, 1986.  The Bank is subject to South Carolina income tax at the rate of 4.5%.  The Bank has not been audited by the State of South Carolina during the past five years.

The Company's income tax returns have not been audited by federal or state authorities within the last five years.  For additional information regarding income taxes, see Note 14 of the Notes to Consolidated Financial Statements contained in the Annual Report.

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

For the year ended March 31, 2012, we recorded a provision for loan losses of $8.7 million compared to $7.8 million for the year ended March 31, 2011.  We also recorded net loan charge-offs of $6.5 million for the year ended March 31, 2012 compared to $7.6 million for the year ended March 31, 2011.  We are experiencing elevated levels of loan delinquencies and credit losses.  Slower sales, excess inventory and declining prices have been the primary causes of the increase in delinquencies and foreclosures for acquisition and development ("A&D") loans and commercial real estate loans, which represented 81.1% of our non-performing loan balance at March 31, 2012 and 77.1% of our non-performing assets, including real estate owned.  At March 31, 2012, our total non-performing assets were $36.8 million an increase of $9.9 million or 36.6% from $26.9 million at March 30, 2011. Further, our portfolio is concentrated in A&D loans, commercial business and commercial real estate loans, all of which generally have a higher risk of loss than residential mortgage loans.

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

●	our general reserve, based on our historical default and loss experience and certain macroeconomic factors based on management's expectations of future events;

●	our specific reserve, based on our evaluation of non-performing loans and their underlying collateral; and

●	an unallocated reserve to provide for other credit losses inherent in our portfolio that may not have been contemplated in the other loss factors.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes.  If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Our allowance for loan losses was 3.32% of total loans outstanding and 64.5% of non-performing loans at March 31, 2012. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

If our non-performing assets increase, our earnings will be adversely affected.

At  March 31, 2012 and 2011, our non-performing assets (which consist of non-accruing loans and real estate owned ("REO")) were $36.8 million and $26.9 million, respectively, or 4.0% and 2.9% of total assets, respectively.  Our non-performing assets adversely affect our net income in various ways:

●	we record interest income only on a cash basis for nonaccrual loans and any non-performing investment securities; and do not record interest income for REO;
●	we must provide for probable loan losses through a current period charge to the provision for loan losses;
●
non-interest expense increases when we write down the value of properties in our REO portfolio to reflect changing market values or recognize other-than-temporary impairment on non-performing investment securities;

●	there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to our REO; and
●	the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations.

The current weak economy in the market areas we serve may continue to adversely impact our earnings and could increase the credit risk associated with our loan portfolio.

Our success depends primarily on the general economic conditions of the states of South Carolina and Georgia and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers located primarily in Aiken, Richland, and Lexington Counties in South Carolina and Columbia County in Georgia. As of March 31, 2012, substantially our entire real estate portfolio consisted of loans secured by properties located in these four counties. The local economic conditions in our market areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.

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

At March 31, 2012, commercial real estate loans were $276.3 million or 62.1% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans.  Repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  Commercial real estate loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate.  Included within this category are A&D loans. At March 31, 2012, A&D loans were $13.0 million or 2.9% of our total loan portfolio.  This type of lending contains the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project.  If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences.  Loans on land under development or held for future construction also poses additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  These risks can be significantly impacted by supply and demand conditions.  As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to independently repay principal and interest.  While our origination of A&D loans have decreased significantly in the last two years, we continue to have significant levels of construction loan balances.  Most of our construction loans are for the construction of single family residences.  Reflecting the current slowdown in the residential market, the secondary market for land and construction loans is not readily liquid, so we have less opportunity to mitigate our credit risk by selling part or all of our interest in these loans.  If we foreclose on a construction loan, our holding period for the collateral typically may be longer than we have historically experienced because there are fewer potential purchasers of the collateral.  The decline in the number of potential purchasers has contributed to the decline in the value of these loans. Accordingly, charge-offs on construction and land loans may be larger than those incurred by other segments of our loan portfolio.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At March 31, 2012, we had $9.6 million or 2.1% of our total loans in commercial business loans.  Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The Federal Deposit Insurance Corporation, the Federal Reserve and the Office of the Comptroller of the Currency, have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending.  Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors,  (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial  real estate related entities, represent 300% or more of total capital.  The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.  We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our $276.3 million balance in commercial real estate loans at March 31, 2012 represented 342.1% or more of our total capital.  While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance which could result in additional costs to us.

Deterioration in the housing real estate market has resulted in and may continue to result in increased loan-to-value ratios on a significant portion of our one- to four-family loans and home equity lines of credit, which exposes us to greater risk of loss.

Economic deterioration beginning in 2008 and weakness in the economy since then has been accompanied by continued stress in the housing markets, including declines in home prices. While there were continued indications throughout the past year that the U.S. economy is stabilizing and may be improving, if housing market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the loss severities of loans in default, and the net realizable value of real estate owned.

Many of our one- to four-family loans and home equity lines of credit are secured by liens on mortgage properties in which the borrowers have little or no equity because of these declines in home values in our primary market area.  Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses.  In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale.  Further, the majority of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property.  For these reasons, we could experience higher rates of delinquencies, defaults and losses.

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

Our profitability is dependent to a large extent upon net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities.  We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively.  Changes in interest rates also can affect: (1) our ability to originate and/or sell loans; (2) the fair value of our financial assets and liabilities, which could negatively impact shareholders' equity, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; (4) the ability of our borrowers to repay adjustable or variable rate loans; and (5) the average duration of our mortgage-backed securities portfolio and other factors beyond our control.

If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.  As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of short-term certificates of deposit and other deposits yielding no or a relatively low rate of interest. At March 31, 2012, we had $215.7 million in certificates of deposit that mature within one year and $47.7 million in non-interest bearing demand deposits.  We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.  In addition, a substantial amount of our mortgage loans and home equity lines of credit have adjustable interest rates.  As a result, these loans may experience a higher rate of default in a rising interest rate environment.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.  Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and, as needed, advances from the FHLB of Atlanta ("FHLB"), borrowings from the Federal Reserve Bank of Atlanta ("FRB") and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the South Carolina or Georgia markets where our loans are concentrated or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.  Deposit flows, calls of investment securities and wholesale borrowings, and the prepayment of loans and mortgage-related securities are also strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and competition for deposits and loans in the markets we serve. Furthermore, changes to the FHLB's underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity. In addition, the need to replace funds in the event of large-scale withdrawals of brokered deposits could require us to pay significantly higher interest rates on retail deposits or other wholesale funding sources, which would have an adverse impact on our net interest income and net income. A decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or to fulfill such obligations as repaying our borrowings or meeting deposit withdrawal demands.

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

If we were to deregister our shares of common stock under Section 12(g) of the Exchange Act, this would decrease the liquidity of such shares.

On April 5, 2012, the Jumpstart Our Business Startups ("JOBS") Act was signed into law.  The JOBS Act allows banks and bank holding companies to terminate the registration of a class of securities under Section 12(g) and Section 12(b) of the Exchange Act if such class is held of record by less than 1,200 persons, an increase from the current 300 person threshold.  Although the SEC must issue final regulations to implement the provisions of the Act relating to holder of record registration thresholds, the JOBS Act provides that bank holding companies may deregister prior to the implementation of these regulations. The Company's Board is carefully evaluating the costs and advantages and disadvantages of being an SEC registered company, but has not made a determination as to whether to deregister its shares of common stock as of the date of this Form 10-K. The deregistering of the Company common stock could decrease the liquidity of our shares.

Financial reform legislation enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") has had a significant impact on the bank regulatory structure for financial institutions, as well as the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  Much of the impact of the Dodd-Frank Act still remains to be seen in the coming months or years, as the effective dates of the many implementing regulations of the Dodd-Frank Act are gradually phased in.

Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 18 months after the date of enactment of the Dodd-Frank Act.  These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations.  Generally, trust preferred securities will no longer be eligible as Tier 1 capital, but the Company's currently outstanding trust preferred securities are  grandfathered.  In addition, the banking regulators are required to seek to make capital requirements for banks and bank holding companies countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company.  For example, effective July 21, 2011 a federal prohibition on the payment of interest on demand deposits was eliminated, thus allowing businesses to have interest-bearing checking accounts.  Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company's interest expense.

In addition, the Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions such as the Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators.

As we continue to monitor developments under the Dodd-Frank Act and to assess the ultimate impact of the legislation and yet to be written implementing rules and regulations on community banks, at a minimum, we expect to experience an increase in our operating and compliance costs, which is expected to continue and further impact our non-interest expense.  Any additional changes in our regulation and oversight, in the form of new laws, rules and regulations, could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

Increases in deposit insurance premiums and special FDIC assessments will negatively impact our earnings.

The Dodd-Frank Act established 1.35% as the minimum reserve ratio.  The Federal Deposit Insurance Corporation has adopted a plan under which it will meet this ratio by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the Federal Deposit Insurance Corporation to offset the effect on institutions with assets less than $10 billion of the increase in the minimum reserve ratio to 1.35% from the former minimum of 1.15%.  The Federal Deposit Insurance Corporation has not announced how it will implement this offset.  In addition to the statutory minimum ratio, the Federal Deposit Insurance Corporation must set a designated reserve ratio or DRR, which may exceed the statutory minimum.  The Federal Deposit Insurance Corporation has set 2.0% as the DRR.

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

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the community banking industry where Security Federal Bank conducts its business.  The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. In addition, the American Recovery and Reinvestment Act has imposed significant limitations on executive compensation for recipients, such as use of funds under the Treasury's Community Development Capital Initiative program, which may make it more difficult for us to retain and recruit key personnel.  Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel.  In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our Chief Executive Officer, J. Chris Verenes, and certain other employees.  In addition, our success has been and continues to be highly dependent upon the services of our directors, many of whom are at or nearing retirement age, and we may not be able to identify and attract suitable candidates to replace such directors.

Item 2.    Properties

At March 31, 2012, Security Federal owned the buildings and land for nine of its branch offices and the operations center, leased the land and owned the improvements thereon for one of its offices, and leased the remaining five offices, including its main office.  The Company also leased an operation center for Security Federal Insurance.  The property related to the offices owned by Security Federal had a depreciated cost (including land) of approximately $11.3 million at March 31, 2012.  At March 31, 2012, the aggregate net book value of leasehold improvements (excluding furniture and equipment) associated with leased premises was $2.4 million.  In addition to the properties related to current Company offices, Security Federal owned five other properties at March 31, 2012.  Three lots owned for future branch sites include one in Aiken County, South Carolina and two in Richland County, South Carolina, which had a combined book value of $2.2 million at March 31, 2012.   Another lot in Aiken County, to be used for a possible new Operations Center, had a book value of $236,000.  The other property consisting of land and a building, located adjacent to the 1705 Whiskey Road office, is currently leased and had a book value of approximately $276,000 at March 31, 2012.  See Note 5 of the Notes to Consolidated Financial Statements contained in the Annual Report.

The following table sets forth the net book value of the offices owned (including land) and leasehold improvements on properties leased by Security Federal at March 31, 2012.

Location	Owned or Leased	Lease Expiration Date	Date Facility Opened/ Acquired	Gross Square Footage	Net Book Value

Main Office:

238 Richland Avenue, W. Aiken, South Carolina	Leased	2016	2006	3,840	$ 821,000

Full Service Branch Offices:

100 Laurens Street, N.W. Aiken, South Carolina	Leased	2016	1959	3,840	821,000

1705 Whiskey Road S. Aiken, South Carolina	Owned	N/A	1980	10,000	998,000

313 East Martintown Road North Augusta, South Carolina	Owned	N/A	1973	4,356	778,000

1665 Richland Avenue, W. Aiken, South Carolina	Owned	N/A	1984	1,942	180,000

Montgomery & Canal Streets Masonic Shopping Center Graniteville, South Carolina	Leased	2007	1993 (1)	3,576	95,000

2812 Augusta Road Langley, South Carolina	Owned	N/A	1993 (1)	2,509	49,000

4568 Jefferson Davis Highway Clearwater, South Carolina	Owned	N/A	2008	2,287	1,462,000

118 Main Street North Wagener, South Carolina	Owned	N/A	1993 (1)	3,600	131,000

Location	Owned or Leased	Lease Expiration Date	Date Facility Opened/ Acquired	Gross Square Footage	Net Book Value

1185 Sunset Boulevard West Columbia, South Carolina	Leased	2015	2000	10,000	$ 248,000

2587 Whiskey Road Aiken, South Carolina	Owned	N/A	2006	4,000	1,364,000

5446 Sunset Boulevard Lexington, South Carolina	Owned (2)	N/A	2003	9,200	1,102,000

1900 Assembly Street	Leased (3)	N/A	2007	6,000	419,000
Columbia, South Carolina

7004 Evans Town Center	Owned	N/A	2007	18,000	4,120,000
Evans, Georgia

Operations Center:
871 East Pine Log Road Aiken, South Carolina	Owned	N/A	1988	10,000	1,108,000

Insurance & Marketing Offices 234 Richland Avenue, West Aiken, South Carolina	Leased	2016	2006	1,948	--
____________
(1)	Represents acquisition date.
(2)	Security Federal has a lease on the land for this office which expires in 2018, but has options through 2063.
(3)	Security Federal has a lease on the land for this office which expires in 2027, but has options through 2047.

Item 3.     Legal Proceedings

The Company is involved as plaintiff or defendant in various legal actions arising in the course of its business.  It is the opinion of management, after consultation with counsel, that the resolution of these legal actions will not have a material adverse effect on the Company's financial condition and results of operations.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained in the section captioned "Shareholders Information - Price Range of Common Stock" and " - Dividends" in the Annual Report which is incorporated herein by reference.

Stock Repurchases.  The Company had no stock repurchases of its outstanding common stock during the fourth quarter of the year ended March 31, 2012.

The Company is subject to restrictions on its ability to repurchase its common stock pursuant to the terms of the securities purchase agreement between the Company and the U.S. Treasury.  Accordingly, no shares were repurchased during the year ended March 31, 2012.

Equity Compensation Plan Information.  The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph.  The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return on the NASDAQ Composite Index and a peer group of the SNL All Thrift Index.  Total return assumes the reinvestment of all dividends and that the value of Common Stock and each index was $100 on March 31, 2007.

Total Return Performance
Security Federal Corporation
NASDAQ Composite
SNL Thrift Index
Index Value
175
150
125
100
75
50
25
0
3/31/07
3/31/08
3/31/09
3/31/10
3/31/11
3/31/12

	Period Ending
Index	3/31/07	3/31/08	3/31/09	3/31/10	3/31/11	3/31/12
Security Federal Corporation	$100.00	94.03	64.43	42.13	48.08	41.02
NASDAQ Composite	100.00	94.88	64.28	101.80	119.29	134.05
SNL Thrift Index	100.00	60.95	34.08	40.84	39.05	36.94

Source: SNL Financial LC, Charlottesville, VA

Item 6.	Selected Financial Data

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

Market risk is the risk of loss from adverse changes in market prices and rates.  Our market risk arises principally from interest rate risk inherent in our lending, investing, deposit and borrowings activities.  Management actively monitors and manages its interest rate risk exposure.  In addition to other risks that we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could  potentially have a material effect on our financial condition and result of operations.  The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" in the Annual Report is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm*
Consolidated Balance Sheets, March 31, 2012 and 2011*
Consolidated Statements of Income For the Years Ended March 31, 2012, 2011 and 2010*
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income For
                 the Years Ended March 31, 2012, 2011 and 2010*
Consolidated Statements of Cash Flows For the Years Ended March 31, 2012, 2011 and 2010*
Notes to Consolidated Financial Statements*
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

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2012, utilizing the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of March 31, 2012 is effective.

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

(c)      Changes in Internal Controls: There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(d)           Equity Compensation Plan Information

The following table sets forth certain information with respect to securities to be issued under the Company's equity compensation plans as of March 31, 2012.
			(c)
			Number of securities
	(a)	(b)	remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price	under equity
	exercise of	of outstanding	compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan category	warrants and rights	and rights	reflected in column (a))

Equity compensation plans approved
by security holders:
1999 Stock Option Plan	40,400	23.25	--
2002 Stock Option Plan	22,000	21.30	--
2006 Stock Option Plan	10,500	22.98	--
2008 Equity Incentive Plan	--	--	50,000
Equity compensation plans not
approved by security holders	--	--	--
Total	72,900	22.62	50,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Item 14.       Principal Accounting Fees and Services

The information contained under the section captioned "Auditor" is included in the Company's Proxy Statement and is incorporated herein by reference.

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

3.	Exhibits:

3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Amendment, including Certificate of Designation relating to the Company's Fixed Rate Cumulative Perpetual Preferred Stock Series B (2)
3.3	Amended and Restated Bylaws (3)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (4)
4.2	Form of Certificate for the Series B Preferred Shares (2)
4.3	Warrant to purchase shares of the Company's common stock dated December 19, 2008 (5)
4.4	Form of Indenture with respect to the Company's 8.0% Convertible Senior Debentures Due 2029 (6)
4.5	Specimen Convertible Senior Debenture Due 2029 (6)
4.6	Letter Agreement (including Securities Exchange Agreement B Standard Terms, attached as Exhibit A) dated September 29, 2010 between the Company and the United States Department of the Treasury (2)
4.7	Letter Agreement (including Securities Purchase Agreement B Standard Terms, attached as Exhibit A) dated September 29, 2010 between the Company and the United States Department of the Treasury (2)
10.1	1993 Salary Continuation Agreements (7)
10.2	Amendment One to 1993 Salary Continuation Agreements (8)
10.3	Form of 2006 Salary Continuation Agreement (9)
10.4	1999 Stock Option Plan (10)
10.5	2002 Stock Option Plan (11)
10.6	2006 Stock Option Plan (12)
10.7	2008 Equity Incentive Plan (13)
10.8	Form of incentive stock option agreement and non-qualified stock option agreement pursuant to the 2006 Stock Option Plan (12)

10.9	2004 Employee Stock Purchase Plan (14)
10.10	Incentive Compensation Plan (7)
10.11	Form of Security Federal Bank Salary Continuation Agreement (15)
10.12	Form of Security Federal Split Dollar Agreement (9)
10.13	Form of Compensation Modification Agreement (5)
13	Annual Report to Stockholders
14	Code of Ethics (15)
21	Subsidiaries of Registrant
23	Consent of Elliott Davis, LLC
25	Form T-1; Statement of Eligibility of Trustee (6)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Certification of Principal Executive Officer of Security Federal Corporation To Chief Compliance Officer Of The Troubled Asset Relief Program Pursuant to 31 CFR ' 30.15
99.2	Certification of Principal Financial Officer of Security Federal Corporation To Chief Compliance Officer Of The Troubled Asset Relief Program Pursuant to 31 CFR ' 30.15
101
The following materials from Security Federal Corporation's Annual Report on Form 10-K for the year ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income; (4) Consolidated Statements of Cash Flows; and (5) Notes to Consolidated Financial Statements (17)

               ___________
(1)	Filed on June 26, 1998, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 30, 2010.
(3)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on December 19, 2011.
(4)	Filed on August 12, 1987, as an exhibit to the Company's Registration Statement on Form 8-A and incorporated herein by reference.
(5)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 23, 2008.
(6)	Filed on July 13, 2009 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-160553) and incorporated herein by reference.
(7)	Filed on June 28, 1993, as an exhibit to the Company's Annual Report on Form 10-KSB and incorporated herein by reference.
(8)	Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.
(9)	Filed on May 24, 2006 as an exhibit to the Company's Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
(10)	Filed on March 2, 2000, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference
(11)	Filed on January 3, 2003, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference.
(12)	Filed on August 22, 2006, as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-136813) and incorporated herein by reference.
(13)	Filed on November 12, 2008, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference.
(14)	Filed on June 18, 2004, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.
(15)	Filed on May 24, 2006 as an exhibit to the Current Report on Form 8-K and incorporated herein by reference.
(16)	Filed on June 29, 2006, as an exhibit to the Company's Annual Report on Form 10-K and incorporated herein by reference.
(17)
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

SECURITY FEDERAL CORPORATION

Date: June 25, 2012	By:	/s/J. Chris Verenes
J. Chris Verenes
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/J. Chris Verenes	June 25,2012
J. Chris Verenes
 President, Chief Executive Officer and Director
 (Principal Executive Officer)

By:	/s/Roy G. Lindburg	June 25, 2012
Roy G. Lindburg
Chief  Financial Officer and Director
(Principal Financial and Accounting Officer)

By:	/s/Timothy W. Simmons	June 25, 2012
Timothy W. Simmons
Chairman of the Board and Director

By:	/s/Frank M. Thomas, Jr.	June 25, 2012
Frank M. Thomas, Jr.
President of the Bank and Director of
the Company and the Bank

By:	/s/Gasper L. Toole III	June 25, 2012
Gasper L. Toole III
Director

By:	/s/Robert E. Alexander	June 25, 2012
Robert E. Alexander
Director

By:	/s/Thomas L. Moore	June 25, 2012
Thomas L. Moore
Director

By:	/s/William Clyburn	June 25, 2012
William Clyburn
Director

By:	/s/Harry O. Weeks, Jr.	June 25, 2012
Harry O. Weeks, Jr.
Director

By:	/s/W. Barry Adams	June 25, 2012
W. Barry Adams
Director

INDEX TO EXHIBITS

Exhibit Number

13	Annual Report to Stockholders

21	Subsidiaries of the Registrant

23	Consent of Elliott Davis, LLC

31.1	Certification of Chief Executive Officer of Security Federal Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Security Federal Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer of Security Federal Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act

99.1	Certification of Principal Executive Officer of Security Federal Corporation To Chief Compliance Officer Of The Troubled Asset Relief Program Pursuant to 31 CFR ' 30.15

99.2	Certification of Principal Financial Officer of Security Federal Corporation To Chief Compliance Officer Of The Troubled Asset Relief Program Pursuant to 31 CFR ' 30.15

101
The following materials from Security Federal Corporation's Annual Report on Form 10-K for the year ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income; (4) Consolidated Statements of Cash Flows; and (5) Notes to Consolidated Financial Statements