Form 10-Q
period 2012-06-30
SECURITY FEDERAL CORP
filed 2012-08-14
CIK 818677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10 – Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD:

FROM:  _____________    TO:  _____________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes [ X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filed	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).

YES	X	NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	August 13, 2012	2,944,001

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

Part I.  Financial Information
Item 1.  Financial Statements
Security Federal Corporation and Subsidiaries
Consolidated Balance Sheets
	June 30, 2012	March 31, 2012
Assets:	(Unaudited)	(Audited)
Cash And Cash Equivalents	$10,653,208	$9,331,372
Certificates Of Deposits With Other Banks	1,727,657	1,727,210
Investment And Mortgage-Backed Securities:
Available For Sale: (Amortized cost of $346,882,376 at June 30, 2012 and $343,421,858 at March 31, 2012)	358,337,230	353,954,857
Held To Maturity: (Fair value of $67,704,158 at June 30, 2012 and $69,965,869 at March 31, 2012)	65,089,398	67,676,210
Total Investment And Mortgage-Backed Securities	423,426,628	421,631,067
Loans Receivable, Net:
Held For Sale	3,158,501	2,671,771
Held For Investment: (Net of allowance of $12,684,327 at June 30, 2012 and $14,615,198 at March 31, 2012)	409,908,394	425,838,835
Total Loans Receivable, Net	413,066,895	428,510,606
Accrued Interest Receivable:
Loans	1,422,592	1,718,252
Mortgage-Backed Securities	953,180	987,911
Investments	1,038,772	793,655
Premises And Equipment, Net	18,423,662	18,726,299
Federal Home Loan Bank (“FHLB”) Stock, At Cost	6,928,496	8,471,100
Bank Owned Life Insurance	10,941,305	10,836,305
Repossessed Assets Acquired In Settlement Of Loans	13,745,651	14,160,099
Intangible Assets, Net	86,976	99,477
Goodwill	1,199,754	1,199,754
Other Assets	6,496,787	6,443,501
Total Assets	$910,111,563	$924,636,608

Liabilities And Shareholders’ Equity
Liabilities:
Deposit Accounts	$694,519,674	$696,201,056
Advances From FHLB	108,165,616	122,069,802
Other Borrowed Money	10,022,895	9,801,386
Advance Payments By Borrowers For Taxes And Insurance	487,150	350,464
Junior Subordinated Debentures	5,155,000	5,155,000
Senior Convertible Debentures	6,084,000	6,084,000
Other Liabilities	3,940,053	4,203,014
Total Liabilities	$828,374,388	$843,864,722

Shareholders' Equity:
Serial Preferred Stock, $.01 Par Value; Authorized Shares – 200,000; Issued And Outstanding Shares – 22,000 At June 30, 2012 And At March 31, 2012	$22,000,000	$22,000,000
Common Stock, $.01 Par Value; Authorized Shares – 5,000,000; Issued - 3,144,934 And Outstanding Shares – 2,944,001 At June 30, 2012 And At March 31, 2012	31,449	31,449
Warrant Issued In Conjunction With Serial Preferred Stock	400,000	400,000
Additional Paid-In Capital	11,634,526	11,626,245
Treasury Stock, (At Cost, 200,933 Shares At June 30, 2012 And March 31, 2012, Respectively)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive Income	7,105,373	6,533,573
Retained Earnings	44,896,539	44,511,331
Total Shareholders' Equity	$81,737,175	$80,771,886
Total Liabilities And Shareholders' Equity	$910,111,563	$924,636,608
See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
	Three Months Ended June 30,
	2012	2011
Interest Income:
Loans	$6,086,191	$7,340,697
Mortgage-Backed Securities	1,764,712	2,117,531
Investment Securities	622,536	771,454
Other	1,966	469
Total Interest Income	8,475,405	10,230,151

Interest Expense:
NOW And Money Market Accounts	291,585	446,880
Statement Savings Accounts	10,901	12,674
Certificate Accounts	1,033,105	1,440,603
Advances And Other Borrowed Money	1,133,300	1,269,056
Junior Subordinated Debentures	28,311	57,847
Senior Convertible Debentures	121,680	121,680
Total Interest Expense	2,618,882	3,348,740

Net Interest Income	5,856,523	6,881,411
Provision For Loan Losses	725,000	2,300,000
Net Interest Income After Provision For Loan Losses	5,131,523	4,581,411
Non-Interest Income:
Gain On Sale Of Investments	103,659	171,224
Gain On Sale Of Loans	132,952	107,270
Service Fees On Deposit Accounts	278,563	270,693
Income From Cash Value Of Life Insurance	105,000	105,000
Commissions On Insurance	107,773	92,102
Trust Income	120,000	114,000
Mandatorily Redeemable Financial Instrument Valuation	-	50,000
Check Card Fee Income	204,860	202,392
Other	130,929	158,613
Total Non-Interest Income	1,183,736	1,271,294

General And Administrative Expenses:
Salaries And Employee Benefits	2,614,044	2,842,978
Occupancy	491,747	478,752
Advertising	81,944	85,680
Depreciation And Maintenance Of Equipment	404,594	412,625
FDIC Insurance Premiums	185,628	292,205
Amortization Of Intangibles	12,501	22,520
Net Cost Of Operation Of Other Real Estate Owned	642,151	36,610
Other	865,599	989,154
Total General And Administrative Expenses	5,298,208	5,160,524

Income Before Income Taxes	1,017,051	692,181
Provision For Income Taxes	286,323	231,134
Net Income	730,728	461,047
Preferred Stock Dividends	110,000	110,000
Net Income Available To Common Shareholders	$620,728	$351,047

Basic Net Income Per Common Share	$0.21	$0.12
Diluted Net Income Per Common Share	$0.21	$0.12
Cash Dividend Per Share On Common Stock	$0.08	$0.08
Basic Weighted Average Shares Outstanding	2,944,001	2,944,001
Diluted Weighted Average Shares Outstanding	2,944,001	2,944,001
See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,
	2012	2011
Net Income	$730,728	$461,047
Other Comprehensive Income
Unrealized Gains On Securities:
Unrealized Holding Gains On Securities Available For Sale, Net Of Taxes Of $389,848	636,069	2,813,659
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes Of $39,390	(64,269)	(106,158)
Other Comprehensive Income	571,800	2,707,501
Comprehensive Income	$1,302,528	$3,168,548

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
 Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Preferred Stock	Warrants	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance At March 31, 2011	$22,000,000	$400,000	$30,884	$10,176,375	$(4,330,712)	$3,637,675	$44,097,983	$76,012,205
Net Income	-	-	-	-	-	-	461,047	461,047
Other Comprehensive Income, Net Of Tax	-	-	-	-	-	2,707,501	-	2,707,501
Redemption Of Mandatorily Redeemable Financial Instrument	-	-	565	1,416,747	-	-	-	1,417,312
Stock Compensation Expense	-	-	-	-	-	-	8,281	8,281
Cash Dividends On Preferred	-	-	-	-	-	-	(110,000)	(110,000)
Cash Dividends On Common	-	-	-	-	-	-	(235,520)	(235,520)
Balance At June 30, 2011	$22,000,000	$400,000	$31,449	$11,593,122	$(4,330,712)	$6,345,176	$44,221,791	$80,260,826

	Preferred Stock	Warrants	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance At March 31, 2012	$22,000,000	$400,000	$31,449	$11,626,245	$(4,330,712)	$6,533,573	$44,511,331	$80,771,886
Net Income	-	-	-	-	-	-	730,728	730,728
Other Comprehensive Income, Net Of Tax	-	-	-	-	-	571,800	-	571,800
Stock Compensation Expense	-	-	-	8,281	-	-	-	8,281
Cash Dividends On Preferred	-	-	-	-	-	-	(110,000)	(110,000)
Cash Dividends On Common	-	-	-	-	-	-	(235,520)	(235,520)
Balance At June 30, 2012	$22,000,000	$400,000	$31,449	$11,634,526	$(4,330,712)	$7,105,373	$44,896,539	$81,737,175

See accompanying notes to consolidated financial statements

Security Federal Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities:
Net Income	$730,728	$461,047

Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation And Amortization Expense	354,164	368,806
Amortization Of Intangible Assets	12,501	22,520
Stock Option Compensation Expense	8,281	8,281
Discount Accretion And Premium Amortization	1,796,814	1,065,030
Provisions For Losses On Loans	725,000	2,300,000
Gain On Sale of Investments Available For Sale	(4,063)	(102,865)
Gain On Sale of Mortgage-Backed Securities Available For Sale	(99,596)	(68,359)
Gain On Sale Of Loans	(132,952)	(107,270)
Gain On Sale Of Real Estate	(9,286)	(62,222)
Write Down On Real Estate	541,500	-
Amortization Of Deferred Fees On Loans	(1,645)	(6,406)
Mandatorily Redeemable Financial Instrument Valuation	-	(50,000)
Income From Bank Owned Life Insurance	(105,000)	(105,000)
Proceeds From Sale Of Loans Held For Sale	6,661,202	11,132,175
Origination Of Loans For Sale	(7,014,980)	(9,910,939)
(Increase) Decrease In Accrued Interest Receivable:
Loans	295,660	118,001
Mortgage-Backed Securities	34,731	2,581
Investments	(245,564)	(219,347)
Increase In Advance Payments By Borrowers	136,686	128,736
Other, Net	(666,302)	(161,204)
Net Cash Provided By Operating Activities	3,017,879	4,813,565

Cash Flows From Investing Activities:
Principal Repayments On Mortgage-Backed Securities Available For Sale	13,192,807	11,555,205
Principal Repayments On Mortgage-Backed Securities Held To Maturity	440,472	375,243
Purchase Of Investment Securities Available For Sale	(15,664,373)	(11,597,706)
Purchase Of Mortgage-Backed Securities Available For Sale	(15,566,323)	(8,913,028)
Purchase Of Investment Securities Held To Maturity	-	(1,990,350)
Purchase Of Mortgage-Backed Securities Held To Maturiy	-	(8,704,676)
Maturities Of Investment Securities Available For Sale	5,265,399	3,547,649
Maturities of Investment Securities Held To Maturity	2,000,000	1,000,000
Proceeds From Sale of Investment Securities Available For Sale	1,723,299	4,658,750
Proceeds From Sale of Mortgage-Backed Securities Available For Sale	6,041,858	3,592,201
Purchase Of FHLB Stock	-	(34,343)
Redemption Of FHLB Stock	1,542,604	1,247,628
Decrease In Loans To Customers	14,054,080	11,350,642
Proceeds From Sale Of Repossessed Assets	1,035,240	2,739,952
Purchase And Improvement Of Premises And Equipment	(51,527)	(27,412)
Net Cash Provided By Investing Activities	14,013,536	8,799,755

		(Continued)

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)- Continued

	Three Months Ended June 30,
	2012	2011
Cash Flows From Financing Activities:
Decrease In Deposit Accounts	$(1,681,382)	$(6,164,151)
Proceeds From FHLB Advances	18,800,000	34,400,000
Repayment Of FHLB Advances	(32,704,186)	(39,154,103)
Net Proceeds (Repayments) Of Other Borrowings	221,509	(480,676)
Dividends To Preferred Shareholders	(110,000)	(110,000)
Dividends To Common Shareholders	(235,520)	(235,520)
Net Cash Used By Financing Activities	(15,709,579)	(11,744,450)

Increase In Cash And Cash Equivalents	1,321,836	1,868,870
Cash And Cash Equivalents At Beginning Of Period	9,331,372	7,835,638
Cash And Cash Equivalents At End Of Period	$10,653,208	$9,704,508

Supplemental Disclosure Of Cash Flows Information:
Cash Paid During The Period For Interest	$2,837,441	$3,476,818
Cash Paid During The Period For Income Taxes	$31,781	$456,321
Additions To Repossessed Assets Acquired Through Foreclosure	$1,153,006	$1,897,773
Change In Unrealized Gain or Loss On Securities Available For Sale, Net Of Taxes	$571,800	$2,707,501

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
 Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in Security Federal Corporation’s (the “Company”) 2012 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-K for the year ended March 31, 2012 (“2012 10-K”) when reviewing interim financial statements.  The results of operations for the three month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Security Federal Bank (the “Bank”) and the Bank’s wholly owned subsidiaries, Security Federal Insurance, Inc. (“SFINS”) and Security Financial Services Corporation (“SFSC”). SFINS was formed during fiscal 2002 and began operating during the December 2001 quarter and is an insurance agency offering auto, business, health, and home insurance.  SFINS has a wholly owned subsidiary, Collier Jennings Financial Corporation which has as subsidiaries Collier Jennings Inc., The Auto Insurance Store Inc., and Security Federal Premium Pay Plans Inc. (the “Collier Jennings Companies”). Security Federal Premium Pay Plans Inc. has one wholly owned premium finance subsidiary and also has an ownership interest in four other premium finance subsidiaries.

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

3.  Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the audited consolidated financial statements at March 31, 2012 included in our 2012 Annual Report to Stockholders.  Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, and, as such, have a greater possibility of producing results that could be materially different than originally reported.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of the consolidated financial statements.  The impact of an unexpected and sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings. The Company provides for loan losses using the allowance method.  Accordingly, all loan losses are charged to the related allowance and all recoveries are credited to the allowance for loan losses.  Additions to the allowance for loan losses are provided by charges to operations based on various factors, which, in management’s judgment, deserve current recognition in estimating possible losses.  Such factors considered by management include the fair value of the underlying collateral, stated guarantees by the borrower (if applicable), the borrower’s ability to repay from other economic resources, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to the outstanding loans, loss experience, delinquency trends, and general economic conditions.  Management evaluates the carrying value of the loans periodically and the allowance is adjusted accordingly.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

3.	Critical Accounting Policies, Continued

While management uses the best information available to make evaluations, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making these evaluations.  The allowance for loan losses is subject to periodic evaluations by various authorities and may be subject to adjustments based upon the information that is available at the time of their examination. For additional information see the risk factor entitled: “Our provision for loan losses and net loan charge offs have remained at elevated levels and we may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations ,” in Item 1A. Risk Factors of our 2012 Form 10-K. The Company values impaired loans at the loan’s fair value if it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement at the present value of expected cash flows, the market price of the loan, if available, or the value of the underlying collateral.  Expected cash flows are required to be discounted at the loan’s effective interest rate.  When the ultimate collectibility of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal.  When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to interest and then to principal.  Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income to the extent that any interest has been foregone.  Further cash receipts are recorded as recoveries of any amounts previously charged off.

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

	For the Quarter Ended June 30,
	2012	2011
Earnings Available To Common Shareholders:
Net Income	$730,728	$461,047
Preferred Stock Dividends	110,000	110,000
Net Income Available To Common Shareholders	$620,728	$351,047

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

4.   Earnings Per Common Share, Continued

The following table shows the effect of dilutive options and warrants on the Company’s earnings per common share for the periods indicated:

	For the Quarter Ended
	June 30, 2012
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$ 620,728	2,944,001	$0.21
Effect Of Diluted Securities:
Stock Options And Warrants	-	-	-
Diluted EPS	$ 620,728	2,944,001	$0.21

	For the Quarter Ended
	June 30, 2011
	Income (Numerator) Amount	Shares (Denominator)	Per Share

Basic EPS	$ 351,047	2,944,001	$0.12
Effect Of Diluted Securities:
Stock Options And Warrants	-	-	-
Diluted EPS	$ 351,047	2,944,001	$0.12

5.      Stock-Based Compensation

Certain officers and directors of the Company participate in an incentive and non-qualified stock option plan. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. The following is a summary of the activity under the Company’s stock option plans for the periods presented:

	June 30, 2012		June 30, 2011
For the Quarter Ended	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, Beginning of Period	72,900	$22.62	81,400	$22.51
Options Granted	-	-	-	-
Options Exercised	-	-	-	-
Options Forfeited	-	-	7,000	21.72
Balance, End Of Period	72,900	$22.62	74,400	$22.59

Options Exercisable	44,000	$22.07	49,900	$21.91

Options Available For Grant	50,000		50,000

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

5.      Stock-Based Compensation, Continued

At June 30, 2012, the Company had the following options outstanding:

Grant Date	Outstanding Options	Option Price	Expiration Date

09/01/03	2,400	$24.00	08/31/13

12/01/03	3,000	$23.65	11/30/13

01/01/04	5,000	$24.22	12/31/13

03/08/04	7,000	$21.43	03/08/14

06/07/04	2,000	$24.00	06/07/14

01/01/05	19,000	$20.55	12/31/14

01/01/06	4,000	$23.91	01/01/16

08/24/06	6,000	$23.03	08/24/16

05/24/07	2,000	$24.34	05/24/17

07/09/07	1,000	$24.61	07/09/17

10/01/07	2,000	$24.28	10/01/17

01/01/08	15,000	$23.49	01/01/18

05/19/08	2,500	$22.91	05/19/18

07/01/08	2,000	$22.91	07/01/18

None of the options outstanding at June 30, 2012 or 2011 had an exercise price below the average market price during the three month period ended June 30, 2012 or 2011, respectively. Therefore these options were not deemed to be dilutive to earnings per share in those periods.

6.     Stock Warrants

In conjunction with its participation in the U.S. Department of the Treasury’s (“U.S. Treasury”) Capital Purchase Program, the Company sold a warrant to the U.S. Treasury to purchase 137,966 shares of the Company’s common stock at $19.57 per share. The warrant has a 10-year term and was immediately exercisable upon issuance. At June 30, 2012 and 2011, the warrant was not deemed to be dilutive. There were no changes in the Company’s stock warrants during the three months ended June 30, 2012 and 2011.

7.    Carrying Amounts and Fair Value of Financial Instruments

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. At June 30, 2012, the Company’s investment portfolio was comprised of government and agency bonds, mortgage-backed securities issued by government agencies or government sponsored enterprises, municipal securities and one equity investment. The portfolio did not contain any private label mortgage-backed securities. Fair value measurement is based upon prices obtained from third party pricing services who use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As such, these securities are classified as Level 2.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records impaired loans as nonrecurring Level 3.

As of June 30, 2012 and March 31, 2012, the recorded investment in impaired loans was $42.6 million and $40.8 million, respectively. The average recorded investment in impaired loans was $41.7 million for the quarter ended June 30, 2012 and $34.3 million for the year ended March 31, 2012.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. The Company records these assets as nonrecurring Level 3.

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

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

7.    Carrying Amounts and Fair Value of Financial Instruments, Continued

Assets measured at fair value on a recurring basis are as follows as of June 30, 2012:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FHLB Securities	$-	$2,511,640	$-
Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) Bonds	-	1,000,790	-
Small Business Administration (“SBA”) Bonds	-	89,401,019	-
Tax Exempt Municipal Securities	-	31,969,427	-
Mortgage-Backed Securities	-	233,381,604	-
Equity Securities	-	72,750	-
Total	$-	$358,337,230	$-

There were no liabilites measured at fair value on a recurring basis as of June 30, 2012 or March 31, 2012. Assets measured at fair value on a recurring basis are as follows as of March 31, 2012:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FHLB Securities	$-	$2,698,894	$-
FNMA and FHLMC Bonds	-	2,921,851	-
SBA Bonds	-	86,278,802	-
Tax Exempt Municipal Bonds	-	24,125,725	-
Mortgage-Backed Securities	-	237,853,835	-
Equity Securities	-	75,750	-
Total	$-	$353,954,857	$-

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The tables below present assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2012 and March 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets:	Level 1	Level 2	Level 3	Balance At June 30, 2012
Mortgage Loans Held For Sale	$-	$3,158,501	$-	$3,158,501
Impaired Loans (1)	-	-	42,586,079	42,586,079
Foreclosed Assets	-	-	13,745,651	13,745,651
Total	$-	$3,158,501	$56,331,730	$59,490,231

       (1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $44,541.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

7.    Carrying Amounts and Fair Value of Financial Instruments, Continued

Assets:	Level 1	Level 2	Level 3	Balance At March 31, 2012
Mortgage Loans Held For Sale	$-	$2,671,771	$-	$$2,671,771
Impaired Loans (1)	-	-	39,160,338	39,160,338
Foreclosed Assets	-	-	14,160,099	14,160,099
Total	$-	$2,671,771	$53,320,437	$55,992,208

    (1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $1,636,848.

There were no liabilites measured at fair value on a non- recurring basis as of June 30, 2012 or March 31, 2012.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value June 30, 2012	Valuation Technique	Significant Unobservable Inputs	Range
Impaired Loans	$42,586,079	Appraised Value/ Discounted Cash Flows	Appraisals And/ Or Sales Of Comparable Properties	0% - 98%
Foreclosed Assets	13,745,651	Appraised Value/ Comparable Sales	Appraisals And/ Or Sales Of Comparable Properties/Bids	0% - 91%

For assets and liabilities that are not presented on the balance sheet at fair value, the following methods are used to determine the fair value:

Cash and cash equivalents—The carrying amount of these financial instruments approximates fair value. All mature within 90 days and do not present unanticipated credit concerns. These are classified as Level 1.

Certificates of deposits with other banks—Fair value is based on market prices for similar assets. These are classified as Level 1.

Investment securities held to maturity—Securities held to maturity are valued at quoted market prices or dealer quotes. These are classified as Level 2.

Loans—The fair value of loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As discount rates are based on current loan rates as well as management estimates, the fair values presented may not be indicative of the value negotiated in an actual sale. These are classified as Level 2.

FHLB Stock—The fair value approximates the carrying value. This is classified as Level 1.

Deposits—The fair value of demand deposits, savings accounts, and money market accounts is the amount payable on demand at the reporting date. These are classified as Level 1. The fair value of fixed-maturity certificates of deposits is estimated by discounting the future cash flows using rates currently offered for deposits of similar remaining maturities. These are classified as Level 2.

 FHLB Advances—Fair value is estimated based on discounted cash flows using current market rates for borrowings with similar terms. These are classified as Level 2.

Other Borrowed Money—The carrying value of these short term borrowings approximates fair value. These are classified as Level 1.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

7.    Carrying Amounts and Fair Value of Financial Instruments, Continued

Senior Convertible Debentures— The fair value is estimated by discounting the future cash flows using the current rates at which similar debenture offerings with similar terms and maturities would be issued by similar institutions. As discount rates are based on current debenture rates as well as management estimates, the fair values presented may not be indicative of the value negotiated in an actual sale. These are classified as Level 2.

Junior Subordinated Debentures—The carrying value of junior subordinated debentures approximates fair value. These are classified as Level 2.

The following table is a summary of the carrying value and estimated fair value of the Company’s financial instruments as of June 30, 2012 and March 31, 2012 presented in accordance with the applicable accounting guidance.

	June 30, 2012
		Fair Value
(In Thousands)	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash And Cash Equivalents	$10,653	$10,653	$10,653	$-	$-
Certificates of Deposits With Other Banks	1,728	1,728	1,728	-	-
Investment And Mortgage-Backed Securities	423,427	426,041	-	426,041	-
Loans Receivable, Net	413,067	411,970	-	411,970	-
FHLB Stock	6,928	6,928	6,928	-	-

Financial Liabilities:
Deposits:
Checking, Savings, And Money Market Accounts	379,597	379,597	379,597	-	-
Certificate Accounts	314,922	317,069	-	317,069	-
Advances From FHLB	108,166	117,571	-	117,571	-
Other Borrowed Money	10,023	10,023	10,023	-	-
Senior Convertible Debentures	5,155	5,155	-	5,155	-
Junior Subordinated Debentures	6,084	6,084	-	6,084	-

	March 31, 2012
	Carrying Amount	Estimated Fair Value
	In Thousands
Financial Assets:
Cash And Cash Equivalents	$9,331	$9,331
Certificates of Deposits With Other Banks	1,727	1,727
Investment And Mortgage-Backed Securities	421,631	423,921
Loans Receivable, Net	428,511	427,212
FHLB Stock	8,471	8,471

Financial Liabilities:
Deposits:
Checking, Savings, And Money Market Accounts	$371,295	$371,295
Certificate Accounts	324,906	327,117
Advances From FHLB	122,070	131,679
Other Borrowed Money	9,801	9,801
Senior Convertible Debentures	6,084	6,084
Junior Subordinated Debentures	5,155	5,155

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

7.    Carrying Amounts and Fair Value of Financial Instruments, Continued

At June 30, 2012, the Bank had $33.4 million of off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

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

In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates. The Company has used management’s best estimate of fair value on the above assumptions.  Thus, the fair values presented may not be the amounts, which could be realized, in an immediate sale or settlement of the instrument.  In addition, any income taxes or other expenses that would be incurred in an actual sale or settlement are not taken into consideration in determing fair value.

8.      Accounting and Reporting Changes

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In September 2011, the Intangibles topic of the Accounting Standards Codification (“ASC”) was amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  These amendments were effective for the Company on April 1, 2012.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC  was amended by Accounting Standard Update (“ASU”) 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments were effective for the Company on April 1, 2012 and had no effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  These amendments were effective for the Company beginning April 1, 2012 and had no effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income.  The amendments were applicable to the Company on April 1, 2012 and have been applied retrospectively.  In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while the Financial Accounting Standards Board (“FASB”) redeliberates future requirements.

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
Notes to Consolidated Financial Statements (Unaudited), Continued

9.           Securities

Investment And Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value

FHLB Securities	$2,440,263	$71,377	$-	$2,511,640
FNMA and FHLMC Bonds	1,000,000	790	-	1,000,790
SBA Bonds	87,773,083	1,730,497	102,561	89,401,019
Tax Exempt Municipal Bonds	30,632,658	1,398,464	61,695	31,969,427
Mortgage-Backed Securities	224,933,434	8,589,965	141,795	233,381,604
Equity Securities	102,938	-	30,188	72,750
	$346,882,376	$11,791,093	$336,239	$358,337,230

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value

FHLB Securities	$2,634,234	$64,660	$-	$2,698,894
FNMA And FHLMC Bonds	2,926,566	560	5,275	2,921,851
SBA Bonds	85,064,224	1,357,490	142,912	86,278,802
Tax Exempt Municipal Bonds	23,231,375	971,739	77,389	24,125,725
Mortgage-Backed Securities	229,462,521	8,486,387	95,073	237,853,835
Equity Securities	102,938	-	27,188	75,750
	$343,421,858	$10,880,836	$347,837	$353,954,857

FHLB securities, FNMA and FHLMC bonds, and FNMA and FHLMC mortgage-backed securities are issued by government-sponsored enterprises (“GSEs”).  GSEs are not backed by the full faith and credit of the United States government.  SBA bonds are backed by the full faith and credit of the United States government. Included in the tables above in mortgage-backed securities are GNMA mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At June 30, 2012 and March 31, 2012, the Company held an amortized cost and fair value of $147.8 million and $153.5 million, respectively, and $143.8 million and $149.3 million, respectively, in GNMA mortgage-backed securities included in mortgage-backed securities listed above. All mortgage-backed securities in the Company’s portfolio are either GSEs or GNMA mortgage-backed securities. The balance does not include any private label mortgage-backed securities.

The Bank received approximately $7.8 million and $8.3 million, respectively, in proceeds from sales of available for sale securities during the quarters ended June 30, 2012 and 2011 and recognized $104,000 and $171,000 in gross gains during the quarters ended June 30, 2012 and June 30, 2011, respectively.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

9.      Securities, Continued

The amortized cost and fair value of investment and mortgage-backed securities available for sale at June 30, 2012 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are presented as a separate line item since paydowns are expected to occur before the contractual maturity dates.

	Amortized Cost	Fair Value

Less Than One Year	$-	$-
One – Five Years	11,294,504	11,549,597
Over Five – Ten Years	49,782,758	50,761,034
After Ten Years	60,871,680	62,644,995
Mortgage-Backed Securities	224,933,434	233,381,604
	$346,882,376	$358,337,230

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual available for sale securities have been in a continuous unrealized loss position for the periods indicated.

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SBA Bonds	$10,726,866	$102,561	$-	$-	$10,726,866	$102,561
Tax Exempt Municipal Bond	8,577,089	61,695	-	-	8,577,089	61,695
Mortgage-Backed Securities	21,961,960	141,795	-	-	21,961,960	141,795
Equity Securities	-	-	72,750	30,188	72,750	30,188
	$41,265,915	$306,051	$72,750	$30,188	$41,338,665	$336,239

	March 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FNMA And FHLMC Bonds	$1,921,291	$5,275	$-	$-	$1,921,291	$5,275
SBA Bonds	12,508,821	142,912	-	-	12,508,821	142,912
Tax Exempt Municipal Bond	3,390,580	77,389	-	-	3,390,580	77,389
Mortgage-Backed Securities	23,053,784	95,073	-	-	23,053,784	95,073
Equity Securities	-	-	75,750	27,188	75,750	27,188
	$40,874,476	$320,649	$75,750	$27,188	$40,950,226	$347,837

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
Notes to Consolidated Financial Statements (Unaudited), Continued

9.      Securities, Continued

Investment and Mortgage-Backed Securities, Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$10,547,804	$196,752	$-	$10,744,556
Federal Farm Credit Securities	1,999,540	13,720	-	2,013,260
FNMA and FHLMC Bonds	5,985,244	46,006	-	6,031,250
SBA Bonds	3,251,636	356,074	-	3,607,710
Mortgage-Backed Securities	43,150,174	2,002,208	-	45,152,382
Equity Securities	155,000	-	-	155,000
Total	$65,089,398	$2,614,760	$-	$67,704,158

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
FHLB Securities	$11,554,627	$221,726	$13,517	$11,762,836
FFCB Securities	1,999,516	6,534	23,410	1,982,640
FNMA and FHLMC Bonds	6,983,004	19,863	49,147	6,953,720
SBA Bonds	3,251,151	305,430	-	3,556,581
Mortgage-Backed Securities	43,732,912	1,822,180	-	45,555,092
Equity Securities	155,000	-	-	155,000
	$67,676,210	$2,375,733	$86,074	$69,965,869

Included in the tables above in mortgage-backed securities are GNMA mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At June 30, 2012, the Company held an amortized cost and fair value of $41.9 million and $43.8 million, respectively, in GNMA mortgage-backed securities included in mortgage-backed securities listed above. At March 31, 2012, the Company held an amortized cost and fair value of $42.2 million and $43.9 million, respectively, in GNMA mortgage-backed securities, which are included in mortgage-backed securities line item in the table above. All mortgage-backed securities in the Company’s portfolio above are either GSEs or GNMA mortgage-backed securities. The balance does not include any private label mortgage-backed securities.

The amortized cost and fair value of investment and mortgage-backed securities held to maturity at June 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities resulting from call features on certain investments. Mortgage-backed securities are presented as a separate line item since paydowns are expected to occur before the contractual maturity dates.

	Amortized Cost	Fair Value

Less Than One Year	$1,000,000	$1,045,040
One – Five Years	5,368,392	5,505,044
Over Five – Ten Years	7,990,319	8,039,860
More Than Ten Years	7,580,513	7,961,832
Mortgage-Backed Securities	43,150,174	45,152,382
	$65,089,398	$67,704,158

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

9.      Securities, Continued

The Company did not have any held to maturity securities in an unrealized loss position at June 30, 2012. The following table shows the held to maturity securities in an unrealized loss position at March 31, 2012.

	March 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$4,532,636	$13,517	$-	$-	$4,532,636	$13,517
FFCB Securities	976,590	23,410	-	-	976,590	23,410
FNMA And FHLMC Bonds	4,939,150	49,147	-	-	4,939,150	49,147
	$10,448,376	$86,074	$-	$-	$10,448,376	$86,074

The Company’s held to maturity portfolio is recorded at amortized cost.  The Company has the ability and intends to hold these securities to maturity. There were no sales of securities held to maturity during the quarters ended June 30, 2012 or 2011, or during the year ended March 31, 2012.

10.            Loans Receivable, Net

Loans receivable, net, at June 30, 2012 and March 31, 2012 consisted of the following:

	June 30, 2012	March 31, 2012
Residential Real Estate	$95,674,036	$97,807,917
Consumer	57,310,488	58,685,000
Commercial Business	8,893,669	9,552,575
Commercial Real Estate	262,203,015	276,317,897
Total Loans Held For Investment	424,081,208	442,363,389

Loans Held For Sale	3,158,501	2,671,771
Total Loans Receivable, Gross	427,239,709	445,035,160

Less:
Allowance For Possible Loan Loss	12,684,327	14,615,198
Loans In Process	1,472,379	1,886,652
Deferred Loan Fees	16,108	22,704
	14,172,814	16,524,554
Total Loans Receivable, Net	$413,066,895	$428,510,606

The Company uses a risk based approach based on the following credit quality measures when analyzing the loan portfolio: pass, caution, special mention, and substandard. These indicators are used to rate the credit quality of loans for the purposes of determining the Company’s allowance for loan losses. Pass loans are loans that are performing and are deemed adequately protected by the net worth of the borrower or the underlying collateral value. These loans are considered the least risky in terms of determining the allowance for loan losses. Substandard loans are considered the most risky category. These loans typically have an identified weakness or weaknesses and are inadequately protected by the net worth of the borrower or collateral value. All loans 60 days or more past due are automatically classified in this category. The other two categories fall in between these two grades.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

10.            Loans Receivable, Net, Continued

The following tables list the loan grades used by the Company as credit quality indicators and the balance in each category, excluding loans held for sale, for the periods indicated.

	June 30, 2012
	Credit Quality Measures
	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$87,436,807	$225,553	$295,572	$7,716,104	$95,674,036
Consumer	55,352,127	177,115	103,146	1,678,100	57,310,488
Commercial Business	7,932,730	395,763	177,500	387,676	8,893,669
Commercial Real Estate	181,617,951	18,860,609	17,022,335	44,702,120	262,203,015
Total	$332,339,615	$19,659,040	$17,598,553	$54,484,000	$424,081,208

	March 31, 2012
	Credit Quality Measures
	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$88,536,685	$-	$573,887	$8,697,345	$97,807,917
Consumer	57,113,676	159,805	27,604	1,383,915	58,685,000
Commercial Business	8,608,378	446,815	-	497,382	9,552,575
Commercial Real Estate	190,230,745	21,874,264	19,783,230	44,429,658	276,317,897
Total	$344,489,484	$22,480,884	$20,384,721	$55,008,300	$442,363,389

The following tables present an age analysis of past due balances by category, excluding loans held for sale, at the periods indicated.

June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Day or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$1,463,721	$166,352	$3,353,517	$4,983,590	$90,690,446	$95,674,036
Consumer	935,040	188,277	549,203	1,672,520	55,637,968	57,310,488
Commercial Business	230,448	224,071	45,888	500,407	8,393,262	8,893,669
Commercial Real Estate	21,559,130	2,466,893	24,292,887	48,318,910	213,884,105	262,203,015
Total	$24,188,339	$3,045,593	$28,241,495	$55,475,427	$368,605,781	$424,081,208

March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$2,778,235	$742,345	$3,638,929	$7,159,509	$90,648,408	$97,807,917
Consumer	659,028	352,421	620,358	1,631,807	57,053,193	58,685,000
Commercial Business	174,420	209,418	20,808	404,646	9,147,929	9,552,575
Commercial Real Estate	18,332,136	4,682,891	18,378,165	41,393,192	234,924,705	276,317,897
Total	$21,943,819	$5,987,075	$22,658,260	$50,589,154	$391,774,235	$442,363,389

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

10.            Loans Receivable, Net, Continued

At June 30, 2012, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them. The following table shows non-accrual loans by category at June 30, 2012 compared to March 31, 2012.

	At June 30, 2012		At March 31, 2012		$	%
	Amount	Percent (1)	Amount	Percent (1)	Increase (Decrease)	Increase (Decrease)
Non-accrual loans:
Residential real estate	$3,353,517	0.8%	$3,638,929	0.8%	$(285,412)	7.8%
Commercial business	45,888	0.1	20,808	-	25,080	120.5
Commercial real estate	24,292,887	5.7	18,378,165	4.2	5,914,722	32.2
Consumer	549,203	0.1	620,358	0.1	(71,155)	11.5
Total non-accrual loans	$28,241,495	6.7%	$22,658,260	5.1%	$5,583,235	24.6%

(1) Percent of gross loans receivable, net of deferred fees and loans in process and loans held for sale

The following tables show the activity in the allowance for loan losses by category for the periods indicated.

	For the Three Months Ended June 30, 2012
Allowance For Loan Losses	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,928,625	$1,498,111	$644,855	$10,543,607	$14,615,198
Provision	319,110	(134,166)	16,574	523,482	725,000
Charge-Offs	(226,972)	(120,427)	(188,730)	(2,285,896)	(2,822,025)
Recoveries	9,759	8,281	525	147,589	166,154
Ending Balance	$2,030,522	$1,251,799	$473,224	$8,928,782	$12,684,327

	For the Three Months Ended June 30, 2011
Allowance For Loan Losses	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,702,864	$1,122,055	$924,149	$8,752,732	$12,501,800
Provision	231,632	24,893	(211,990)	2,255,465	2,300,000
Charge-Offs	(171,039)	(54,738)	(72,811)	(1,023,274)	(1,321,862)
Recoveries	-	10,557	12,078	-	22,635
Ending Balance	$1,763,457	$1,102,767	$651,426	$9,984,923	$13,502,573

The following tables present information related to impaired loans evaluated individually for impairment and collectively evaluated for impairment in the allowance for loan losses for the periods indicated.

	Allowance For Loan Losses
June 30, 2012	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$34,917	$1,995,605	$2,030,522
Consumer	-	1,251,799	1,251,799
Commercial Business	-	473,224	473,224
Commercial Real Estate	9,624	8,919,158	8,928,782
Total	$44,541	$12,639,786	$12,684,327

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

10.            Loans Receivable, Net, Continued

	Allowance For Loan Losses
March 31, 2012	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$155,000	$1,773,625	$1,928,625
Consumer	19,568	1,478,543	1,498,111
Commercial Business	148,610	496,245	644,855
Commercial Real Estate	1,313,670	9,229,937	10,543,607
Total	$1,636,848	$12,978,350	$14,615,198

The following tables present information related to impaired loans evaluated individually for impairment and collectively evaluated for impairment in loans receivable for the periods indicated.

	Loans Receivable
June 30, 2012	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$3,405,599	$92,268,437	$95,674,036
Consumer	449,577	56,860,911	57,310,488
Commercial Business	14,143	8,879,526	8,893,669
Commercial Real Estate	38,761,301	223,441,714	262,203,015
Total	$42,630,620	$381,450,588	$424,081,208

	Loans Receivable
March 31, 2012	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$3,544,061	$94,263,856	$97,807,917
Consumer	1,849,046	56,835,954	58,685,000
Commercial Business	172,362	9,380,213	9,552,575
Commercial Real Estate	35,231,717	241,086,180	276,317,897
Total	$40,797,186	$401,566,203	$442,363,389

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

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

10.            Loans Receivable, Net, Continued

The following tables are a summary of information related to impaired loans as of periods indicated.

	June 30, 2012
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Residential Real Estate	$2,570,235	$2,625,235	$-	$2,385,897	$19,202
Consumer Loans	449,577	513,577	-	1,139,528	3,498
Commercial Business	14,143	14,143	-	18,948	161
Commercial Real Estate	38,506,851	43,446,649	-	32,966,362	211,447

With an allowance recorded:
Residential Real Estate	835,364	1,547,364	34,917	1,088,933	-
Consumer Loans	-	-	-	9,784	-
Commercial Business	-	-	-	74,305	-
Commercial Real Estate	254,450	700,374	9,624	4,030,147	-

Total
Residential Real Estate	3,405,599	4,172,599	34,917	3,474,830	19,202
Consumer Loans	449,577	513,577	-	1,149,312	3,498
Commercial Business	14,143	14,143	-	93,253	161
Commercial Real Estate	38,761,301	44,147,023	9,624	36,996,509	211,447
Total	$42,630,620	$48,847,342	$44,541	$41,713,904	234,308

.
	March 31, 2012
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With No Related Allowance Recorded:
Residential Real Estate	$2,201,560	$2,456,960	$-	$2,066,066	$65,818
Consumer Loans	1,829,478	1,879,478	-	2,398,298	86,180
Commercial Business	23,752	47,752	-	294,894	1,677
Commercial Real Estate	27,425,873	29,175,328	-	24,020,047	1,186,679

With An Allowance Recorded:
Residential Real Estate	1,342,501	1,954,501	155,000	586,109	6,137
Consumer Loans	19,568	60,668	19,568	28,181	-
Commercial Business	148,610	148,610	148,610	207,135	5,608
Commercial Real Estate	7,805,844	9,945,912	1,313,670	4,687,210	228,483

Total
Residential Real Estate	3,544,061	4,411,461	155,000	2,652,175	71,955
Consumer Loans	1,849,046	1,940,146	19,568	2,426,479	86,180
Commercial Business	172,362	196,362	148,610	502,029	7,285
Commercial Real Estate	35,231,717	39,121,240	1,313,670	28,707,257	1,415,162
Total	$40,797,186	$45,669,209	$1,636,848	$34,287,940	$1,580,582

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), Continued

10.            Loans Receivable, Net, Continued

The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement.  Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note.  As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment.  TDRs included in impaired loans at June 30, 2012 and March 31, 2012 amounted to $16.8 million and $18.0 milion, respectively.

During the quarter ended June 30, 2012, there were no loan modifications that were considered to be TDRs. During the quarter ended June 30, 2012, four loans with a recorded investment of $879,000 that had been restructured during the last 12 months subsequently defaulted during the period.  The Bank considers any loan 30 days or more past due to be in default.

Our policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance.  That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms, continued accrual of interest at the restructured interest rate is likely.  If a borrower was materially delinquent on payments prior to the restructuring but shows capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual going forward.  Lastly, if the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status.

We will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms.  If, after previously being classified as a TDR, a loan is restructured a second time, then that loan is automatically placed on nonaccrual status.  Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status.  Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status.

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

On August 6, 2012, the U.S. Treasury’s Community Development Financial Institutions Fund (“CDFI Fund”) announced its intention to award the Bank a grant totaling $1.5 million in recognition of its commitment to community development. The award is part of a CDFI program that recognizes organizations who serve low-income and distressed communities. The Bank is currently in the process of evaluating the provisions of the agreement and has not yet signed a contract to receive the funds.  If the Bank agrees to the provisions, management expects to sign the contract and receive the funds within the next quarter.

Management has reviewed events occurring through the date the financial statements were available to be issued and no other subsequent events occurred requiring accrual or disclosure.

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
•
results of examinations of the Company by the Board of Governors of the Federal Reserve System (“Federal Reserve”), and our bank subsidiary by the Federal Deposit Insurance Corporation and the South Carolina State Board of Financial Institutions,  or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

•	legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;
•	our ability to attract and retain deposits;
•	further increases in premiums for deposit insurance;
•	our ability to control operating costs and expenses;
•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•	difficulties in reducing risk associated with the loans on our balance sheet;
•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
•	computer systems on which we depend could fail or experience a security breach;
•	our ability to retain key members of our senior management team;
•	costs and effects of litigation, including settlements and judgments;
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
•
the impact of new legislation such as the Jumpstart Our Business Startups Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (including the Basel III regulatory capital reforms), and the implementing regulations;

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

•
Future legislative changes and our ability to comply with the requirements of the U.S. Department of Treasury’s Community Development Capital Initiative; and other economic, competitive, governmental, regulatory, and

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this document.

Some of these and other factors are discussed in our 2012 10-K under Item 1A, “Risk Factors.” Such developments could have an adverse impact on our financial position and our results of operations.

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

Comparison of Financial Condition At June 30, 2012 and March 31, 2012

General – Total assets decreased $14.5 million or 1.6% to $910.1 million at June 30, 2012 from $924.6 million at March 31, 2012.  The primary reason for the decrease in total assets was a decrease of $15.4 million in loans receivable, net, offset slightly by an increase of $4.4 million in investment and mortgage-backed securities.

Assets – The increases and decreases in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	June 30, 2012	March 31, 2012	Amount	Percent
Cash And Cash Equivalents	$10,653,208	$9,331,372	$1,321,836	14.2%
Investment And Mortgage- Backed Securities – Available For Sale	358,337,230	353,954,857	4,382,373	1.2
Investment And Mortgage- Backed Securities – Held To Maturity	65,089,398	67,676,210	(2,586,812)	(3.8)
Loans Receivable, Net	413,066,895	428,510,606	(15,443,711)	(3.6)
Repossessed Assets Acquired In Settlement of Loans	13,745,651	14,160,099	(414,448)	(2.9)
FHLB Stock	6,928,496	8,471,100	(1,542,604)	(18.2)

Cash and cash equivalents increased $1.3 million to $10.7 million at June 30, 2012 compared to $9.3 million at March 31, 2012.

Investment and mortgage-backed securities available for sale increased $4.4 million or 1.2% to $358.3 million at June 30, 2012 from $354.0 million at March 31, 2012. This increase was the result of investment purchases offset slightly by principal repayments and calls on securities coupled with the sale of 44 securities during the quarter ended June 30, 2012. Investment and mortgage-backed securities held to maturity decreased $2.6 million or 3.8% to $65.1 million at June 30, 2012 as a result of calls of securities as well as principal repayments on mortgage-backed securities.

Loans receivable, net, decreased $15.4 million or 3.6% to $413.1 million at June 30, 2012 from $428.5 million at March 31, 2012. This decrease was a result of Company’s efforts to tighten underwriting standards and increase offering rates combined with overall lower loan demand from credit-worthy borrowers.  Residential real estate loans decreased $2.1 million or 2.2% to $95.7 million at June 30, 2012 from $97.8 million at March 31, 2012.  Consumer loans decreased $1.4 million or 2.3% to $57.3 million at June 30, 2012 compared to $58.7 million at March 31, 2012. Commercial real estate loans and commercial business loans decreased $14.1 million and $659,000, respectively, to $262.2 million and $8.9 million, respectively, at June 30, 2012 from $276.3 million and $9.5 million, respectively at March 31, 2012. Loans held for sale increased $487,000 or 18.2% to $3.2 million at June 30, 2012 from $2.7 million at March 31, 2012.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Repossessed assets acquired in settlement of loans decreased $414,000 or 2.9% to $13.7 million at June 30, 2012 from $14.2 million at March 31, 2012.  The Company sold 12 real estate properties and repossessed eight additional properties during the quarter ended June 30, 2012 for a net decrease during the quarter. At June 30, 2012, the balance of repossessed assets consisted of the following 50 real estate properties: 15 single-family residences and 17 lots within residential subdivisions located throughout our market area in South Carolina and Georgia; six parcels of land in South Carolina and one in Georgia;  five commercial buildings in the Midlands area of South Carolina and one commercial building in Augusta, Georgia; a 40 lot subdivision development and adjacent 17 acres of land in Columbia, South Carolina; a 233 acre subdivision in Blythewood, South Carolina; a 43 lot subdivision in Elgin, South Carolina; a two unit rental complex in Columbia, South Carolina; and 34.8 acres of land in Bluffton, South Carolina which was originally acquired as a participation loan from another financial institution.

FHLB stock decreased $1.5 million or 18.2% to $6.9 million at June 30, 2012 compared to $8.5 million at March 31, 2012. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which is 0.15% of total assets plus a transaction component which equals 4.5% of outstanding advances (borrowings) from the FHLB of Atlanta. As total assets and total advances have decreased, so has the Bank’s required investment in FHLB stock.

Liabilities
Deposit Accounts– The increases and decreases in deposit accounts were as follows:
					Balance
	June 30, 2012		March 31, 2012		Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Amount	Percent
Demand Accounts:
Checking	$125,339,394	0.24%	$124,750,127	0.11%	$589,267	0.5%
Money Market	232,066,933	0.37	224,195,659	0.55	7,871,274	3.5
Statement Savings Accounts	22,190,874	0.20	22,348,787	0.20	(157,913)	(0.7)
Total	379,597,201	0.32	371,294,573	0.38	8,302,628	2.2

Certificate Accounts
0.00 – 1.99%	271,185,754		267,556,217		3,629,537	1.4
2.00 – 2.99%	36,736,773		49,260,643		(12,523,870)	(25.4)
3.00 – 3.99%	2,889,920		2,936,931		(47,011)	(1.6)
4.00 – 4.99%	3,140,997		4,021,999		(881,002)	(21.9)
5.00 – 5.99%	969,029		1,130,693		(161,664)	(14.3)
Total	314,922,473	1.28	324,906,483	1.36	(9,984,010)	(3.1)
Total Deposits	$694,519,674	0.75%	$696,201,056	0.84%	$(1,681,382)	(0.2)%

Included in the certificates above were $27.6 million and $34.4 million in brokered deposits at June 30, 2012 and March 31, 2012, respectively, with a weighted average interest rate of 1.51% and 1.71%, respectively.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Advances From FHLB – FHLB advances are summarized by contractual year of maturity and weighted average interest rate in the table below:

					Balance
	June 30, 2012		March 31, 2012		Decrease
Fiscal Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2013	$10,000,000	3.59%	$18,900,000	2.70%	$(8,900,000)	(47.1)%
2014	25,000,000	3.62%	30,000,000	3.45%	(5,000,000)	(16.7)
2015	20,265,616	3.02%	20,269,802	3.01%	(4,186)	(0.0)
2016	20,000,000	4.12%	20,000,000	4.12%	-	-
2017	15,000,000	4.66%	15,000,000	4.66%	-	-
Thereafter	17,900,000	4.10%	17,900,000	4.10%	-	-
Total Advances	$108,165,616	3.82%	$122,069,802	3.62%	$(13,904,186)	(11.4)%

These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $147.4 million and $142.3 million at June 30, 2012 and $152.8 million and $162.1 million at March 31, 2012, respectively. Advances are subject to prepayment penalties.

The following table shows callable FHLB advances as of the dates indicated.  These advances are also included in the above table.  All callable advances are callable at the option of the FHLB.  If an advance is called, the Bank has the option to payoff the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.
As of June 30, 2012
Borrow Date	Maturity Date	Amount	Int. Rate	Type	Call Dates

11/23/05	11/23/15	$5,000,000	3.933%	Multi-Call	05/23/08 and quarterly thereafter
07/11/06	07/11/16	5,000,000	4.800%	Multi-Call	07/11/08 and quarterly thereafter
11/29/06	11/29/16	5,000,000	4.025%	Multi-Call	05/29/08 and quarterly thereafter
05/24/07	05/24/17	7,900,000	4.375%	Multi-Call	05/27/08 and quarterly thereafter
07/25/07	07/25/17	5,000,000	4.396%	Multi-Call	07/25/08 and quarterly thereafter
08/28/08	08/28/13	5,000,000	3.113%	Multi-Call	08/30/10 and quarterly thereafter

Other Borrowings – The Bank had $10.0 million and $9.8 million in other borrowings (non-FHLB advances) at June 30, 2012 and March 31, 2012, respectively.  These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts.  The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At June 30, 2012 and March 31, 2012, the interest rate paid on the repurchase agreements was 0.25%.  The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $17.9 million and $19.2 million at June 30, 2012 and $17.8 million and $19.0 million at March 31, 2012, respectively.

Mandatorily Redeemable Financial Instrument – On June 30, 2006, the Company recorded a $1.4 million mandatorily redeemable financial instrument as a result of the acquisition of the Collier-Jennings Companies. The shareholder of Collier-Jennings Companies received cash and was issued stock in the Company to settle the acquisition.  The shares were released to the shareholder of Collier-Jennings Companies over a three-year period.  The stock had a mandatorily redeemable rate at the option of the shareholder of Collier-Jennings Companies in cumulative increments of 20% per year for a five-year period at the greater of $26 per share or one and one-half times the book value per common share of the Company’s stock.

The mandatorily redeemable financial instrument was carried at fair value based on the Company’s book value per common share. The Company recorded a valuation gain of $50,000 during the quarter ended June 30, 2011 compared to none during the quarter ended June 30, 2012 to properly reflect the fair value of the instrument.

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

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Junior Subordinated Debentures – On September 21, 2006, the Trust (Security Federal Statutory Trust) issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures, generating proceeds of $5.0 million. The  Company used the proceeds  for general corporate purposes, primarily to provide capital to the Bank. The debentures qualify as Tier 1 capital under Federal Reserve guidelines. The Debentures are the sole assets of the Trust.  The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trust.

The Capital Securities accrue and pay distributions annually at a rate per annum equal to 2.168% at June 30, 2012.  Prior to September 2011, one-half of the Capital Securities issued in the transaction had a fixed rate of 6.88% and the remaining half had a floating rate of three-month LIBOR plus 170 basis points. After September 2011, the rate is a floating rate of three month LIBOR plus 170 basis points as the fixed rate portion was converted to the floating rate. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears.

The Company has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of December 15, 2036. The Company has no current intention to exercise its right to defer payments of interest on the Capital Securities.

The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, and or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part.

Senior Convertible Debentures – Effective December 1, 2009, the Company issued $6.1 million in convertible senior debentures. The debentures will mature on December 1, 2029 and accrue interest at the rate of 8.0% per annum until maturity or earlier redemption or repayment. Interest on the debentures is payable on June 1 and December 1 of each year, and commenced June 1, 2010. The debentures are convertible into the Company’s common stock at a conversion price of $20 per share at the option of the holder at any time prior to maturity.

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

Equity – Shareholders’ equity increased $965,000 or 1.2% to $81.7 million at June 30, 2012 from $80.8 million at March 31, 2012. Accumulated other comprehensive income, net of tax increased $571,000 or 8.7% to $7.1 million at June 30, 2012 from $6.5 million at March 31, 2012. The Company’s net income available for common shareholders was $621,000 for the three month period ended June 30, 2012, after preferred stock dividends of $110,000.

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

The Board of Directors of the Company declared the 86th consecutive quarterly common stock dividend, which was $0.08 per share, in May 2012, and totaled $236,000.  Book value per common share was $20.16 at June 30, 2012 and $19.83 at March 31, 2012.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

Net Income Available to Common Shareholders - Net income available to common shareholders increased $270,000 or 76.8% to $621,000 for the three months ended June 30, 2012 compared to $351,000 for the three months ended June 30, 2011. The increase in net income was primarily the result of a $1.6 million decrease in the provision for loan losses.

Net Interest Income -The net interest margin decreased 44 basis points to 2.81% for the quarter ended June 30, 2012 from 3.25% for the comparable quarter in the previous year. Net interest income decreased $1.0 million or 14.9% to $5.9 million for the three months ended June 30, 2012 as a result of a decrease in interest income offset slightly by a decrease in interest expense.  During the three months ended June 30, 2012, average interest earning assets decreased $18.3 million or 2.1% to $842.6 million while average interest-bearing liabilities decreased $17.3 million or 2.2% to $783.6 million.  The interest rate spread decreased 41 basis points to 2.72% during the three months ended June 30, 2012 compared 3.16% for the same period in 2011.

Interest Income - Total interest income decreased $1.8 million or 17.2% to $8.5 million during the three months ended June 30, 2012 from $10.2 million for the same period in 2011. This decrease is the result of the decrease in interest earning assets and the decrease in the yield. Total interest income on loans receivable, net decreased $1.3 million or 17.1% to $6.1 million during the three months ended June 30, 2012 from $7.3 million for the comparable period in 2011. The decrease is a result of the average loan portfolio balance decreasing $57.6 million combined with a 35 basis point decrease in the yield on the loan portfolio. Interest income from mortgage-backed securities decreased $353,000 or 16.7% to $1.8 million during the three months ended June 30, 2012  from $2.1 million for the comparable period in 2011 as a result of a 68 basis point decrease in yield offset by a $12.4 million increase in the average balance of the portfolio. Tax equivalent interest income from investment securities decreased $181,000 to $693,000 for the three months ended June 30, 2012 as a result of an increase of $24.8 million in the average balance of the investment securities portfolio offset by a 95 basis point decrease in the yield.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012		2011
	Average Balance	Yield(1)	Average Balance	Yield(1)	Increase (Decrease) In Interest And Dividend Income From 2012
Loans Receivable, Net	$421,119,301	5.78%	$478,684,580	6.13%	$(1,254,506)
Mortgage-Backed Securities	267,376,698	2.64	255,019,833	3.32	(352,819)
Investment Securities (2)	150,290,654	1.84	125,443,555	2.79	(180,755)
Other	3,789,448	0.21	1,678,564	0.11	1,497
Total Interest-Earning Assets	$842,576,101	4.06%	$860,826,532	4.80%	$(1,786,583)

(1)- Annualized
(2)- Tax equivalent basis is calculated using an effective tax rate of 34% and amounted to $71,000 and $102,000 for the quarter ended June 30, 2012 and 2011, respectively.

Interest Expense - Total interest expense decreased $730,000 or 21.8% to $2.6 million during the three months ended June 30, 2012 compared to $3.3 million for the same period one-year earlier. The decrease in total interest expense was attributable to a 33 basis point decrease in interest rates paid during the quarter and a decrease in the average balance of interest-bearing liabilities outstanding of $17.3  million when compared to the prior year.

Interest expense on deposits decreased $565,000 or 29.7% to $1.3 million during the three months ended June 30, 2012 from $1.9 million for the comparable period in 2011 as a result of a 36 basis point decrease in the cost of deposits from 1.18% for the quarter ended June 30, 2011 to 0.82% for the same quarter in 2012. The decrease in the cost of deposits was combined with a decrease in the average balance during the quarter. Average interest bearing deposits decreased $4.9 million to $648.3 million compared to $643.4 million for the three months ended June 30, 2011.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Interest expense on advances and other borrowings decreased $136,000 or 10.7% to $1.1 million during the 2012 period compared to $1.3 million for the comparable period in 2011 as a result of a $22.2 million decrease in the average total borrowings outstanding, offset slightly with an 18 basis point increase in the average cost of debt outstanding. Interest expense on junior subordinated debentures decreased $30,000 or 51.1% to $28,000 for the quarter ended June 30, 2012 compared to $58,000 for the three months ended June 30, 2011 while the average balance remained constant at $5.2 million both periods. The interest rate decreased 229 basis points. Prior to September 2011, one-half of the Capital Securities issued in the transaction had a fixed rate of 6.88% and the remaining half had a floating rate of three-month LIBOR plus 170 basis points. After September 2011, the rate is a floating rate of three month LIBOR plus 170 basis points as the fixed rate portion was converted to the floating rate.

Interest expense on senior convertible debentures was $122,000 for the three months ended June 30, 2012 and 2011. The senior convertible debentures were issued on December 1, 2009 and have a fixed interest rate of 8.00%.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012		2011
	Average Balance	Yield(1)	Average Balance	Yield(1)	Decrease In Interest Expense From 2012
Now And Money Market Accounts	$308,429,997	0.38%	$272,301,916	0.66%	$(155,295)
Statement Savings Accounts	22,352,998	0.20	20,674,668	0.25	(1,773)
Certificate Accounts	317,538,322	1.30	350,442,766	1.64	(407,498)
FHLB Advances And Other Borrowed Money	124,084,189	3.65	146,271,812	3.47	(135,756)
Junior Subordinated Debentures	5,155,000	2.20	5,155,000	4.49	(29,536)
Senior Convertible Debentures	6,084,000	8.00	6,084,000	8.00	-
Total Interest-Bearing Liabilities	$783,644,506	1.34%	$800,930,162	1.67%	$(729,858)
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

The second component of management’s monthly analysis is the specific review and evaluation of significant problem credits identified through the Company’s internal monitoring system. These loans are evaluated for impairment and recorded in accordance with accounting guidance. For each loan deemed impaired, management either calculates a specific reserve for the amount in which the recorded investment in the loan exceeds the fair value or immediately charges off the excess. This estimate is based on a thorough analysis of the most probable source of repayment, which is typically liquidation of the collateral.

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

The provision for loan losses was $725,000 for the quarter ended June 30, 2012 compared to $2.3 million for the same quarter in the prior year. The following table details selected activity associated with the allowance for loan losses for the three months ended June 30, 2012 and 2011:
	June 30, 2012	June 30, 2011
Beginning Balance	$14,615,198	$12,501,800
Provision	725,000	2,300,000
Charge-offs	(2,822,025)	(1,321,862)
Recoveries	166,154	22,635
Ending Balance	$12,684,327	$13,502,573

Allowance For Loan Losses As A Percentage Of Gross Loans Receivable Held For Investment Net Of Deferred Fees And Loans In Process At The End Of The Period	3.00%	2.83%
Allowance For Loan Losses As A Percentage Of Impaired Loans At The End Of The Period	29.75%	41.53%
Nonaccrual Loans And 90 Days Or More Past Due Loans As A Percentage Of Gross Loans Receivable Held For Investment At The End Of The Period	6.68%	2.51%
Loans Receivable, Net	$413,066,895	$467,814,641

The cumulative interest not accrued during the quarter ended June 30, 2012 relating to all non-performing loans totaled $388,000. At June 30, 2012, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

Non-Interest Income - Non-interest income decreased $88,000 or 6.9% to $1.2 million for the three months ended June 30, 2012 compared to $1.3 million for the three months ended June 30, 2011. The following table provides a detailed analysis of the changes in the components of non-interest income:

	Three Months Ended June 30,		Increase (Decrease)
	2012	2011	Amounts	Percent
Gain On Sale Of Investments	$103,659	$171,224	$(67,565)	(39.5)%
Gain On Sale Of Loans	132,952	107,270	25,682	23.9
Service Fees On Deposit Accounts	278,563	270,693	7,870	2.9
Income From Cash Value Of Life Insurance	105,000	105,000	-	-
Commissions On Insurance	107,773	92,102	15,671	17.0
Trust Income	120,000	114,000	6,000	5.3
Mandatorily Redeemable Financial Instrument Valuation	-	50,000	(50,000)	(100.0)
Check Card Fee Income	204,860	202,392	2,468	1.2
Other	130,929	158,613	(27,684)	(17.5)
Total Non-Interest Income	$1,183,736	$1,271,294	$(87,558)	(6.9)%

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Gain on sale of investments was $104,000 for the three months ended June 30, 2012, compared to $171,000 in the same period one year earlier. The gain resulted from the sale of 44 investments with proceeds totaling $7.8 million during the three months ended June 30, 2012 compared to the sale of seven securities with proceeds totaling $8.3 million during the same quarter of the previous year. Based on an analysis of the portfolio, the Company was able to maximize return by selling securities with short average lives.  Gain on sale of loans increased $26,000 to $133,000 during the three months ended June 30, 2012 compared to $107,000 for the same period one year ago as a result of an increase in the volume of fixed rate residential mortgage loans originated and sold.

Service fees on deposit accounts increased $8,000 to $279,000 for the quarter ended June 30, 2012 compared to $271,000 for the same quarter in 2011.  Commissions on insurance increased $16,000 or 17.0% to $108,000 for the quarter ended June 30, 2012 compared to $92,000 for the quarter ended June 30, 2011. Trust income was $120,000 for the three months ended June 30, 2012 compared to $114,000 for the comparable quarter in the previous year.

The Company recorded $50,000 in valuation income related to the mandatorily redeemable financial instrument during the quarter ended June 30, 2011 compared to none during the quarter ended June 30, 2012. The mandatorily redeemable financial instrument was reported at fair value on the Consolidated Balance Sheets with any resulting valuation adjustments included in earnings.  On April 11, 2011, the Company eliminated the mandatorily redeemable shares of the Company’s common stock as a result of an investor’s purchase of these shares in a private transaction. In connection with the purchase of these shares, the redemption feature was eliminated. As a result, the Company no longer has the liability related to these shares on its Consolidated Balance Sheets.

Check card fee income increased $2,000 or 1.2% to $205,000 for the three months ended June 30, 2012 compared to $202,000 for the same quarter in 2011. Other miscellaneous income including credit life insurance commissions, safe deposit rental income, annuity and stock brokerage commissions, and other miscellaneous fees, decreased $28,000 to $131,000 during the three months ended June 30, 2012 compared to $159,000 for the same period one year ago.

General And Administrative Expenses – General and administrative expenses increased $138,000 or 2.7% to $5.3 million for the three months ended June 30, 2012 from $5.2 million for the same period one year ago.  The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

	Three Months Ended June 30,		Increase (Decrease)
	2012	2011	Amounts	Percent
Salaries And Employee Benefits	$2,614,044	$2,842,978	$(228,934)	(8.1)%
Occupancy	491,747	478,752	12,995	2.7
Advertising	81,944	85,680	(3,736)	(4.4)
Depreciation And Maintenance Of Equipment	404,594	412,625	(8,031)	(2.0)
FDIC Insurance Premiums	185,628	292,205	(106,577)	(36.5)
Net Cost Of Operation Of Real Estate Owned	642,151	36,610	605,541	1,654.1
Amortization of Intangibles	12,501	22,520	(10,019)	(44.5)
Other	865,599	989,154	(123,555)	(12.5)
Total General And Administrative Expenses	$5,298,208	$5,160,524	$137,684	2.7%

Salary and employee benefits decreased $229,000 or 8.1% to $2.6 million for the three months ended June 30, 2012 from $2.8 million for the same period one year ago. Due to increased efficiency and some attrition, the number of full time equivalent employees decreased by 17 to 201 full time equivalents at June 30, 2012 compared to 218 full time equivalents at June 30, 2011.

Occupancy increased $13,000 or 2.7% to $491,000 for the three months ended June 30, 2012 from $479,000 for the same period one year ago. Depreciation and maintenance of equipment expenses decreased $8,000 or 2.0% to $404,000 during the three months ended June 30, 2012 compared to $413,000 for the same period one year ago. Advertising expense decreased $4,000 or 4.4% to $82,000 for the three months ended June 30, 2012 from $86,000 for the same period one year ago.  These decreases can be attributed to the Company’s effort to reduce expenses during the quarter.

Security Federal Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Net cost of operation of real estate owned increased $606,000 or 1,654.1% to $642,000 for the three months ended June 30, 2012 compared to $37,000 for the same period in 2011. The increase was primarily the result of an increase in write downs on foreclosed assets during the period. These assets are required to be carried at the lower of carrying value or fair value. As real estate market conditions decline and properties are required to be re-appraised or re-valued, the Company has to write these properties down to their fair value. The Company wrote down $542,000 during the three months ended June 30, 2012 compared to no write downs during the same period in 2011.

Other expenses decreased $124,000 to $866,000 for the three month period ended June 30, 2012, a decrease of 12.5% when compared to the same period in the prior year. Other expenses include legal fees, consultant fees, and other miscellaneous expenses.

Provision For Income Taxes – Provision for income taxes increased $55,000 or 23.9% to $286,000 for the three months ended June 30, 2012 from $231,000 for the same period one year ago.  Income before income taxes was $1.0 million and $692,000 for the three months ended June 30, 2012 and 2011, respectively.  The Company’s combined federal and state effective income tax rate for the current quarter was 28.2% compared to 33.4% for the same quarter one year ago.  The decrease in the effective income tax rate is the result of a decrease in the state income tax rate. As previously announced, on December 28, 2011, Security Federal Bank completed a charter conversion from a federally chartered stock savings bank to a South Carolina chartered commercial bank. As a result of this transaction, the Company is subject to a lower state income tax rate and therefore expects to experience lower income tax expense in future periods.

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

During the three months ended June 30, 2012, loan repayments exceeded loan disbursements resulting in a $15.4 million or 3.6% decrease in total net loans receivable.  During the three months ended June 30, 2012, deposits decreased $1.7 million and FHLB advances decreased $13.9 million.  The Bank had $169.1 million in additional borrowing capacity at the FHLB at June 30, 2012.  At June 30, 2012, the Bank had $198.5 million of certificates of deposit maturing within one year.  Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed.

At June 30, 2012 and 2011, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively. At June 30, 2012, the bank had a total risk based capital ratio of 19.57%, a Tier 1 risk based capital ratio of 18.30% and a Tier 1 leverage ratio of 8.78%. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2012.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused lines of credit	$559	$1,057	$2,952	$4,568	$27,148	$31,716
Standby letters of credit	615	253	420	1,288	413	1,701
Total	$1,174	$1,310	$3,372	$5,856	$27,561	$33,417

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

For the three months ended June 30, 2012, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.72%.  For the year ended March 31, 2012, the interest rate spread was 2.98%.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that at June 30, 2012 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected or are reasonably likely to affect our internal controls over financial reporting

The Company does not expect that its disclosure controls and procedures will prevent all error and or fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Security Federal Corporation and Subsidiaries

Part II: Other Information

Item 1    Legal Proceedings

The Company is not engaged in any legal proceedings of a material nature at the present time.  From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in mortgage loans it has made.

Item 1A  Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

Item 2    Unregistered sales of Equity Securities and Use Of Proceeds

None

Item 3    Defaults Upon Senior Securities
None

Item 4   Mine Safety Disclosures

Not applicable

Item 5   Other Information
None

Security Federal Corporation and Subsidiaries

Part II: Other Information, Continued

Item 6    Exhibits

3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Amendment, including Certificate of Designation relating to the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series B (2)
3.3	Amended and Restated Bylaws (3)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (4)
4.2	Form of Stock Certificate for the Series B Preferred Shares (2)
4.3	Warrant to purchase shares of the Company’s common stock dated December 19, 2008 (5)
4.4	Form of Indenture with respect to the Company’s 8.0% Convertible Senior Debentures Due 2029 (6)
4.5	Specimen Convertible Senior Debenture Due 2029 (6)
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

10.1	1993 Salary Continuation Agreements (7)
10.2	Amendment One to 1993 Salary Continuation Agreements (8)
10.3	Form of 2006 Salary Continuation Agreement (9)
10.4	1999 Stock Option Plan (10)
10.5	2002 Stock Option Plan (11)
10.6	2006 Stock Option Plan (12)
10.7	2008 Equity Incentive Plan (13)
10.8	Form of incentive stock option agreement and non-qualified stock option agreement pursuant to the 2006 Stock Option Plan (12)
10.9	2004 Employee Stock Purchase Plan (14)
10.10	Incentive Compensation Plan (7)
10.11	Form of Security Federal Bank Salary Continuation Agreement (9)
10.12	Form of Security Federal Split Dollar Agreement (9)
10.13	Form of Compensation Modification Agreement (5)
14	Code of Ethics (15)
25	Form T-1; Statement Eligibility of Trustee (6)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended  June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’Equity and Comprehensive Income; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements (16)

(1)	Filed on June 26, 1998, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 30, 2010.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 19, 2011.
(4)	Filed on August 12, 1987, as an exhibit to the Company’s Registration Statement on Form 8-A and incorporated herein by reference.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008.
(6)	Filed on July 13, 2009 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-160553) and incorporated herein by reference.

Security Federal Corporation and Subsidiaries
(7)	Filed on June 28, 1993, as an exhibit to the Company’s Annual Report on Form 10-KSB and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.
(9)	Filed on May 24, 2006 as an exhibit to the Company’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
(10)	Filed on March 2, 2000, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference
(11)	Filed on January 3, 2003, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference.
(12)	Filed on August 22, 2006, as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-136813) and incorporated herein by reference.
(13)	Filed on November 12, 2008, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference.
(14)	Filed on June 18, 2004, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(15)	Filed on June 29, 2006, as an exhibit to the Company’s Annual Report on Form 10-K and incorporated herein by reference.
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

SECURITY FEDERAL CORPORATION

Date: August 14, 2012	By:	/s/ J. Chris Verenes
J. Chris Verenes
President & Chief Executive Officer
Duly Authorized Representative

Date: August 14, 2012	By:	/s/Roy G. Lindburg
Roy G. Lindburg
CFO
Duly Authorized Representative

EXHIBIT INDEX

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certifications of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended  June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance  Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements