Form 10-Q/A
period 2012-06-30
SECURITY FEDERAL CORP
filed 2012-09-13
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10 – Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Form 10-Q for the quarter ended June 30, 2012, initially filed with the Securities and Exchange Commission (“SEC”) on August 14, 2012 (“Original Form 10-Q”), is being filed to amend Item 6 of Part II to furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) interactive data files in accordance with Rule 401(a)(2) of Regulation S-T.  Exhibit 101 to this Form 10-Q/A includes the following information formatted in XBRL: (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’Equity and Comprehensive Income; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial StatementS.

No other changes have been made to the Original Form 10-Q, and this Form 10-Q/A does not reflect any subsequent events occurring after the filing date of the Original Form 10-Q or modify or update any other disclosures made in the Original Form 10-Q.

Part II: Other Information

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

10.1	1993 Salary Continuation Agreements (7)
10.2	Amendment One to 1993 Salary Continuation Agreements (8)
10.3	Form of 2006 Salary Continuation Agreement (9)
10.4	1999 Stock Option Plan (10)
10.5	2002 Stock Option Plan (11)
10.6	2006 Stock Option Plan (12)
10.7	2008 Equity Incentive Plan (13)
10.8	Form of incentive stock option agreement and non-qualified stock option agreement pursuant to the 2006 Stock Option Plan (12)
10.9	2004 Employee Stock Purchase Plan (14)
10.10	Incentive Compensation Plan (7)
10.11	Form of Security Federal Bank Salary Continuation Agreement (9)
10.12	Form of Security Federal Split Dollar Agreement (9)
10.13	Form of Compensation Modification Agreement (5)
14	Code of Ethics (15)
25	Form T-1; Statement Eligibility of Trustee (6)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (16)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (16)
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (16)

Item 6           Exhibits (continued)

101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended  June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’Equity and Comprehensive Income; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements (17)

__________________
(1)	Filed on June 26, 1998, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 30, 2010.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 19, 2011.
(4)	Filed on August 12, 1987, as an exhibit to the Company’s Registration Statement on Form 8-A and incorporated herein by reference.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008.
(6)	Filed on July 13, 2009 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-160553) and incorporated herein by reference.
(7)	Filed on June 28, 1993, as an exhibit to the Company’s Annual Report on Form 10-KSB and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.
(9)	Filed on May 24, 2006 as an exhibit to the Company’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
(10)	Filed on March 2, 2000, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference
(11)	Filed on January 3, 2003, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference.
(12)	Filed on August 22, 2006, as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-136813) and incorporated herein by reference.
(13)	Filed on November 12, 2008, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference.
(14)	Filed on June 18, 2004, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(15)	Filed on June 29, 2006, as an exhibit to the Company’s Annual Report on Form 10-K and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, which was filed with the Securities and Exchange Commission on August 14, 2012.
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

SECURITY FEDERAL CORPORATION

Date:	September 13, 2012	By:	/s/J. Chris Verenes
J. Chris Verenes
President & Chief Executive Officer
Duly Authorized Representative

Date:	September 13, 2012	By:	/s/Roy G. Lindburg
Roy G. Lindburg
CFO
Duly Authorized Representative