Form 10-Q
period 2012-09-30
SECURITY FEDERAL CORP
filed 2012-11-14
CIK 818677

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10 – Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD:

FROM:	________________________	TO:	________________________

COMMISSION FILE NUMBER:  0-16120

SECURITY FEDERAL CORPORATION

(Exact name of registrant as specified in its charter)

South Carolina	57-0858504
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Large accelerated filed                                        [  ]                                Accelerated filer                                                      [  ]
Non-accelerated filer                                           [  ]                                Smaller reporting company                                    [X]

Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	November 13, 2012	2,944,001

Security Federal Corporation and Subsidiaries

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes

Security Federal Corporation and Subsidiaries
Part I.  Financial Information
Item 1.  Financial Statements
Consolidated Balance Sheets
	September 30, 2012	March 31, 2012
Assets:	(Unaudited)	(Audited)
Cash And Cash Equivalents	$14,408,177	$9,331,372
Certificates Of Deposits With Other Banks	1,728,111	1,727,210
Investment And Mortgage-Backed Securities:
Available For Sale: (Amortized cost of $346,645,819 at September 30, 2012 and $343,421,858 at March 31, 2012)	359,820,610	353,954,857
Held To Maturity: (Fair value of $72,343,921 at September 30, 2012 and $69,965,869 at March 31, 2012)	69,033,012	67,676,210
Total Investment And Mortgage-Backed Securities	428,853,622	421,631,067
Loans Receivable, Net:
Held For Sale	4,169,733	2,671,771
Held For Investment: (Net of allowance of $11,646,159 at September 30, 2012 and $14,615,198 at March 31, 2012)	398,879,728	425,838,835
Total Loans Receivable, Net	403,049,461	428,510,606
Accrued Interest Receivable:
Loans	1,348,226	1,718,252
Mortgage-Backed Securities	954,059	987,911
Investments	927,459	793,655
Premises And Equipment, Net	18,092,616	18,726,299
Federal Home Loan Bank (“FHLB”) Stock, At Cost	6,467,000	8,471,100
Bank Owned Life Insurance	11,046,305	10,836,305
Repossessed Assets Acquired In Settlement Of Loans	11,032,720	14,160,099
Intangible Assets, Net	74,475	99,477
Goodwill	1,199,754	1,199,754
Other Assets	5,053,519	6,443,501
Total Assets	$904,235,504	$924,636,608

Liabilities And Shareholders’ Equity
Liabilities:
Deposit Accounts	$687,188,549	$696,201,056
Advances From FHLB	108,161,409	122,069,802
Other Borrowed Money	9,889,260	9,801,386
Advance Payments By Borrowers For Taxes And Insurance	574,750	350,464
Junior Subordinated Debentures	5,155,000	5,155,000
Senior Convertible Debentures	6,084,000	6,084,000
Other Liabilities	4,045,642	4,203,014
Total Liabilities	$821,098,610	$843,864,722

Shareholders' Equity:
Serial Preferred Stock, $.01 Par Value; Authorized Shares – 200,000; Issued And Outstanding Shares – 22,000 At September 30, 2012 And At March 31, 2012	$22,000,000	$22,000,000
Common Stock, $.01 Par Value; Authorized Shares – 5,000,000; Issued - 3,144,934 And Outstanding Shares – 2,944,001 At September 30, 2012 And At March 31, 2012	31,449	31,449
Warrant Issued In Conjunction With Serial Preferred Stock	400,000	400,000
Additional Paid-In Capital	11,642,807	11,626,245
Treasury Stock, (At Cost, 200,933 Shares At September 30, 2012 And March 31, 2012)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive Income	8,172,541	6,533,573
Retained Earnings	45,220,809	44,511,331
Total Shareholders' Equity	$83,136,894	$80,771,886
Total Liabilities And Shareholders' Equity	$904,235,504	$924,636,608

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
 Consolidated Statements of Income (Unaudited)
	Three Months Ended September 30,
	2012	2011
Interest Income:
Loans	$5,979,342	$7,187,593
Mortgage-Backed Securities	1,642,163	1,949,193
Investment Securities	647,720	742,887
Other	2,233	620
Total Interest Income	8,271,458	9,880,293

Interest Expense:
NOW And Money Market Accounts	291,387	462,249
Statement Savings Accounts	10,914	11,672
Certificate Accounts	944,296	1,299,700
Advances And Other Borrowed Money	1,066,410	1,306,670
Junior Subordinated Debentures	28,378	58,259
Senior Convertible Debentures	121,680	121,680
Total Interest Expense	2,463,065	3,260,230

Net Interest Income	5,808,393	6,620,063
Provision For Loan Losses	300,000	2,300,000
Net Interest Income After Provision For Loan Losses	5,508,393	4,320,063
Non-Interest Income:
Gain On Sale Of Investments	324,835	385,029
Gain On Sale Of Loans	177,524	122,414
Service Fees On Deposit Accounts	291,753	303,787
Income From Cash Value Of Life Insurance	105,000	105,000
Commissions From Insurance Agency	131,761	119,156
Trust Income	120,000	116,000
Check Card Fee Income	196,943	190,401
Other	129,873	150,680
Total Non-Interest Income	1,477,689	1,492,467

General And Administrative Expenses:
Salaries And Employee Benefits	2,709,998	2,736,234
Occupancy	505,208	472,416
Advertising	97,221	115,613
Depreciation And Maintenance Of Equipment	412,000	442,648
FDIC Insurance Premiums	152,494	264,707
Amortization Of Intangibles	12,501	12,501
Net Cost Of Operation Of Other Real Estate Owned	1,321,254	261,230
Other	860,407	891,312
Total General And Administrative Expenses	6,071,083	5,196,661

Income Before Income Taxes	914,999	615,869
Provision For Income Taxes	245,209	197,416
Net Income	669,790	418,453
Preferred Stock Dividends	110,000	110,000
Net Income Available To Common Shareholders	$559,790	$308,453

Basic Net Income Per Common Share	$0.19	$0.11
Diluted Net Income Per Common Share	$0.19	$0.11
Cash Dividend Per Share On Common Stock	$0.08	$0.08
Basic Weighted Average Shares Outstanding	2,944,001	2,944,001
Diluted Weighted Average Shares Outstanding	2,944,001	2,944,001

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Income (Unaudited)
	Six Months Ended September 30,
	2012	2011
Interest Income:
Loans	$12,065,533	$14,528,290
Mortgage-Backed Securities	3,406,875	4,066,724
Investment Securities	1,270,256	1,514,341
Other	4,199	1,089
Total Interest Income	16,746,863	20,110,444

Interest Expense:
NOW And Money Market Accounts	582,972	909,129
Statement Savings Accounts	21,815	24,346
Certificate Accounts	1,977,401	2,740,303
Advances And Other Borrowed Money	2,199,710	2,575,726
Junior Subordinated Debentures	56,689	116,106
Senior Convertible Debentures	243,360	243,360
Total Interest Expense	5,081,947	6,608,970

Net Interest Income	11,664,916	13,501,474
Provision For Loan Losses	1,025,000	4,600,000
Net Interest Income After Provision For Loan Losses	10,639,916	8,901,474
Non-Interest Income:
Gain On Sale Of Investments	428,494	556,253
Gain On Sale Of Loans	310,476	229,684
Service Fees On Deposit Accounts	570,316	574,480
Income From Cash Value Of Life Insurance	210,000	210,000
Commissions From Insurance Agency	239,534	211,258
Trust Income	240,000	230,000
Mandatorily Redeemable Financial Instrument Valuation	-	50,000
Check Card Fee Income	401,803	392,793
Other	260,802	309,293
Total Non-Interest Income	2,661,425	2,763,761

General And Administrative Expenses:
Salaries And Employee Benefits	5,324,042	5,579,212
Occupancy	996,955	951,168
Advertising	179,165	201,293
Depreciation And Maintenance Of Equipment	816,594	855,273
FDIC Insurance Premiums	338,122	556,912
Amortization of Intangibles	25,002	35,021
Net Cost Of Operation Of Real Estate Owned	1,963,405	297,840
Other	1,726,006	1,880,466
Total General And Administrative Expenses	11,369,291	10,357,185

Income Before Income Taxes	1,932,050	1,308,050
Provision For Income Taxes	531,532	428,550
Net Income	1,400,518	879,500
Preferred Stock Dividends	220,000	220,000
Net Income Available To Common Shareholders	$1,180,518	$659,500

Basic Net Income Per Common Share	$0.40	$0.22
Diluted Net Income Per Common Share	$0.40	$0.22
Cash Dividend Per Share On Common Stock	$0.16	$0.16
Basic Weighted Average Shares Outstanding	2,944,001	2,944,001
Diluted Weighted Average Shares Outstanding	2,944,001	2,944,001

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,
	2012	2011
Net Income	$669,790	$418,453
Other Comprehensive Income
Unrealized Gains On Securities:
Unrealized Holding Gains On Securities Available For Sale, Net Of Taxes Of $652,769 At September 30, 2012 and $725,292 At September 30, 2011	1,268,565	1,423,069
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes Of $123,438 At September 30, 2012 and $146,310 At September 30, 2011	(201,397)	(238,719)
Other Comprehensive Income	1,067,168	1,184,350
Comprehensive Income	$1,736,958	$1,602,803

	Six Months Ended September 30,
	2012	2011
Net Income	$1,400,518	$879,500
Other Comprehensive Income
Unrealized Gains On Securities:
Unrealized Holding Gains On Securities Available For Sale, Net Of Taxes Of $1,002,824 At September 30, 2012 and $2,382,202 At September 30, 2011	1,904,634	4,236,728
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes Of $162,828 At September 30, 2012 and $211,376 At September 30, 2011	(265,666)	(344,877)
Other Comprehensive Income	1,638,968	3,891,851
Comprehensive Income	$3,039,486	$4,771,351

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Unaudited)

	Preferred Stock	Warrants	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance At March 31, 2011	$22,000,000	$400,000	$30,884	$10,176,375	$(4,330,712)	$3,637,675	$44,097,983	$76,012,205
Net Income	-	-	-	-	-	-	879,500	879,500
Other Comprehensive Income, Net Of Tax	-	-	-	-	-	3,891,851	-	3,891,851
Redemption Of Mandatorily Redeemable Financial Instrument	-	-	565	1,416,747	-	-	-	1,417,312
Stock Compensation Expense	-	-	-	16,562	-	-	-	16,562
Cash Dividends On Preferred	-	-	-	-	-	-	(220,000)	(220,000)
Cash Dividends On Common	-	-	-	-	-	-	(470,988)	(470,988)
Balance At September 30, 2011	$22,000,000	$400,000	$31,449	$11,609,684	$(4,330,712)	$7,529,526	$44,286,495	$81,526,442

	Preferred Stock	Warrants	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance At March 31, 2012	$22,000,000	$400,000	$31,449	$11,626,245	$(4,330,712)	$6,533,573	$44,511,331	$80,771,886
Net Income	-	-	-	-	-	-	1,400,518	1,400,518
Other Comprehensive Income, Net Of Tax	-	-	-	-	-	1,638,968	-	1,638,968
Stock Compensation Expense	-	-	-	16,562	-	-	-	16,562
Cash Dividends On Preferred	-	-	-	-	-	-	(220,000)	(220,000)
Cash Dividends On Common	-	-	-	-	-	-	(471,040)	(471,040)
Balance At September 30, 2012	$22,000,000	$400,000	$31,449	$11,642,807	$(4,330,712)	$8,172,541	$45,220,809	$83,136,894

See accompanying notes to consolidated financial statements.

Security Federal Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities:
Net Income	$1,400,518	$879,500
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	705,101	742,501
Writedown On Repossessed Assets Acquired In Settlement Of Loans	1,706,500	128,920
Amortization Of Intangible Assets	25,002	22,520
Stock Option Compensation Expense	16,562	16,562
Discount Accretion And Premium Amortization, Net	3,691,308	2,392,322
Provisions For Losses On Loans	1,025,000	4,600,000
Mandatorily Redeemable Financial Instrument Valuation	-	(50,000)
Income From Bank Owned Life Insurance	(210,000)	(210,000)
Gain On Sale Of Mortgage-Backed Securities Available For Sale	(388,766)	(421,763)
Gain On Sale Of Investment Securities Available For Sale	(39,728)	(134,490)
Gain On Sale Of Loans	(310,476)	(229,684)
Gain On Sale Of Repossessed Assets Acquired In Settlement Of Loans	(18,075)	(74,545)
Amortization Of Deferred Fees On Loans	(5,189)	(11,881)
Proceeds From Sale Of Loans Held For Sale	14,286,740	20,715,877
Origination Of Loans For Sale	(15,474,226)	(19,283,876)
(Increase) Decrease In Accrued Interest Receivable:
Loans	370,026	(59,042)
Mortgage-Backed Securities	33,852	2,492
Investments	(134,705)	44,086
Increase In Advance Payments By Borrowers	224,286	213,699
Other, Net	229,785	(219,950)
Net Cash Provided By Operating Activities	7,133,515	9,063,248

Cash Flows From Investing Activities:
Principal Repayments On Mortgage-Backed Securities Held To Maturity	766,587	619,241
Principal Repayments On Mortgage-Backed Securities Available For Sale	27,473,043	23,419,609
Purchase Of Investment Securities Available For Sale	(24,619,640)	(28,038,478)
Purchase Of Mortgage-Backed Securities Available For Sale	(43,254,071)	(36,526,360)
Purchase Of Investment Securities Held To Maturity	(3,679,337)	(5,999,739)
Purchase Of Mortgage-Backed Securities Held To Maturity	(7,538,727)	(15,261,891)
Maturities Of Investment Securities Available For Sale	10,806,538	15,052,221
Maturities Of Investment Securities Held To Maturity	8,794,373	4,358,428
Proceeds From Sale Of Mortgage-Backed Securities Available For Sale	21,047,796	24,481,906
Proceeds From Sale Of Investment Securities Available For Sale	2,359,862	9,674,531
Purchase Of FHLB Stock	(284,687)	(34,343)
Redemption Of FHLB Stock	2,288,787	1,909,528
Decrease In Loans To Customers	24,727,743	16,562,408
Proceeds From Sale Of Repossessed Assets	2,650,507	3,083,986
Purchase And Improvement Of Premises And Equipment	(71,418)	(138,587)
Net Cash Provided By Investing Activities	21,467,356	13,162,460

(Continued)

Security Federal Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended September 30,
	2012	2011
Cash Flows From Financing Activities:
Decrease In Deposit Accounts	(9,012,507)	(7,677,906)
Proceeds From FHLB Advances	28,900,000	63,000,000
Repayment Of FHLB Advances	(42,808,393)	(73,758,227)
Net Proceeds (Repayment) Of Other Borrowings	87,874	(205,534)
Dividends To Preferred Shareholders	(220,000)	(220,000)
Dividends To Common Shareholders	(471,040)	(470,988)
Net Cash Used By Financing Activities	(23,524,066)	(19,332,655)

Net Increase In Cash And Cash Equivalents	5,076,805	2,893,053
Cash And Cash Equivalents At Beginning Of Period	9,331,372	7,835,638
Cash And Cash Equivalents At End Of Period	$14,408,177	$10,728,691

Supplemental Disclosure Of Cash Flows Information:
Cash Paid During The Period For Interest	$5,233,582	$6,712,526
Cash Paid During The Period For Income Taxes	$96,656	$971,856
Additions To Repossessed Assets Acquired In Settlement of Loans	$1,211,553	$2,564,423

See accompanying notes to consolidated financial statements

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in Security Federal Corporation’s (the “Company”) 2012 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-K for the year ended March 31, 2012 (“2012 10-K”) when reviewing interim financial statements.  The results of operations for the three and six month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2012	2011	2012	2011
Earnings Available To Common Shareholders:
Net Income	$669,790	$418,453	$1,400,518	$879,500
Preferred Stock Dividends	110,000	110,000	220,000	220,000
Net Income Available To Common Shareholders	$559,790	$308,453	$1,180,518	$659,500

There were no dilutive securities or options at September 30, 2012 or 2011.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

5.  Stock-Based Compensation

Certain officers and directors of the Company participate in an incentive and non-qualified stock option plan. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. The following is a summary of the activity under the Company’s stock option plans for the periods presented:

	Three Months Ended September 30, 2012		Six Months Ended September 30, 2012
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Balance, Beginning of Period	72,900	$22.62	72,900	$22.62
Options Granted	-	-	-	-
Options Exercised	-	-	-	-
Options Forfeited	4,500	22.58	4,500	22.58
Balance, End Of Period	68,400	$22.63	68,400	$22.63

Options Exercisable	43,400	$22.12	43,400	$22.12

Options Available For Grant	50,000		50,000

	Three Months Ended September 30, 2011		Six Months Ended September 30, 2011
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Balance, Beginning of Period	82,400	$22.52	82,400	$22.52
Options Granted	-	-	-	-
Options Exercised	-	-	-	-
Options Forfeited	7,000	21.72	7,000	21.72
Balance, End Of Period	75,400	$22.59	75,400	$22.59

Options Exercisable	45,100	$21.97	45,100	$21.97

Options Available For Grant	50,000		50,000

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

5.  Stock-Based Compensation, Continued

At September 30, 2012, the Company had the following options outstanding:

Grant Date	Outstanding Options	Option Price	Expiration Date
09/01/03	2,400	$24.00	08/31/13

12/01/03	3,000	$23.65	11/30/13

01/01/04	5,000	$24.22	12/31/13

03/08/04	7,000	$21.43	03/08/14

06/07/04	2,000	$24.00	06/07/14

01/01/05	18,000	$20.55	12/31/14

01/01/06	4,000	$23.91	01/01/16

08/24/06	3,500	$23.03	08/24/16

05/24/07	2,000	$24.34	05/24/17

07/09/07	1,000	$24.61	07/09/17

10/01/07	2,000	$24.28	10/01/17

01/01/08	14,000	$23.49	01/01/18

05/19/08	2,500	$22.91	05/19/18

07/01/08	2,000	$22.91	07/01/18

None of the options outstanding at September 30, 2012 or 2011 had an exercise price below the average market price during the three and six month periods ended September 30, 2012 or 2011, respectively. Therefore these options were not deemed to be dilutive to earnings per share in those periods.

6.  Stock Warrants

In conjunction with its participation in the U.S. Department of the Treasury’s (“U.S. Treasury”) Capital Purchase Program, the Company sold a warrant to the U.S. Treasury to purchase 137,966 shares of the Company’s common stock at $19.57 per share. The warrant has a 10-year term and was immediately exercisable upon issuance. At September 30, 2012 and 2011, the warrant was not deemed to be dilutive. There were no changes in the Company’s stock warrants during the three and six month periods ended September 30, 2012 and 2011.

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. At September 30, 2012, the Company’s investment portfolio was comprised of government and agency bonds, mortgage-backed securities issued by government agencies or government sponsored enterprises, municipal securities and one equity investment. The portfolio did not contain any private label mortgage-backed securities. Fair value measurement is based upon prices obtained from third party pricing services who use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As such, these securities are classified as Level 2.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records impaired loans as nonrecurring Level 3.

As of September 30, 2012 and March 31, 2012, the recorded investment in impaired loans was $43.2 million and $40.8 million, respectively. The average recorded investment in impaired loans was $42.2 million for the six months ended September 30, 2012 and $34.3 million for the year ended March 31, 2012.

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

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

7.  Carrying Amounts and Fair Value of Financial Instruments, Continued

There were no liabilities measured at fair value on a recurring basis as of September 30, 2012 or March 31, 2012. Assets measured at fair value on a recurring basis are as follows as of September 30, 2012 and March 31, 2012:

	Quoted
	Market	Significant
	Price In	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
FHLB Securities	$-	$4,324,400	$-
Small Business Administration (“SBA”) Bonds	-	89,495,776	-
Tax Exempt Municipal Securities	-	34,211,292	-
Mortgage-Backed Securities	-	231,713,392	-
Equity Securities	-	75,750	-
Total	$-	$359,820,610	$-

	Quoted
	Market	Significant
	Price In	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
FHLB Securities	$-	$2,698,894	$-
Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) Bonds	-	2,921,851	-
SBA Bonds	-	86,278,802	-
Tax Exempt Municipal Bonds	-	24,125,725	-
Mortgage-Backed Securities	-	237,853,835	-
Equity Securities	-	75,750	-
Total	$-	$353,954,857	$-

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The tables below present assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2012 and March 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

				Balance At
	Level 1	Level 2	Level 3	September 30, 2012
Assets:
Mortgage Loans Held For Sale	$-	$4,169,733	$-	$4,169,733
Impaired Loans (1)	-	-	42,305,360	42,305,360
Foreclosed Assets	-	-	11,032,720	11,032,720
Total	$-	$4,169,733	$53,338,080	$57,507,813

(1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $846,921.

				Balance At
	Level 1	Level 2	Level 3	March 31, 2012
Assets:
Mortgage Loans Held For Sale	$-	$2,671,771	$-	$2,671,771
Impaired Loans (1)	-	-	39,160,338	39,160,338
Foreclosed Assets	-	-	14,160,099	14,160,099
Total	$-	$2,671,771	$53,320,437	$55,992,208

(1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $1,636,848.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

7.  Carrying Amounts and Fair Value of Financial Instruments, Continued

There were no liabilities measured at fair value on a non- recurring basis as of September 30, 2012 or March 31, 2012.

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value		Significant
	September 30,	Valuation	Unobservable
	2012	Technique	Inputs	Range
Impaired Loans	$42,305,360	Appraised Value/Discounted Cash Flows	Appraisals And/ Or Sales Of Comparable Properties	0% - 98%
Foreclosed Assets	11,032,720	Appraised Value/Comparable Sales	Appraisals And/ Or Sales Of Comparable Properties/Bids	0% - 91%

For assets and liabilities that are not presented on the balance sheet at fair value, the following methods are used to determine the fair value:

Cash and cash equivalents—The carrying amount of these financial instruments approximates fair value. All mature within 90 days and do not present unanticipated credit concerns. These are classified as Level 1.

Certificates of deposits with other banks—Fair value is based on market prices for similar assets. These are classified as Level 2.

Investment securities held to maturity—Securities held to maturity are valued at quoted market prices or dealer quotes. These are classified as Level 2.

Loans—The fair value of loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As discount rates are based on current loan rates as well as management estimates, the fair values presented may not be indicative of the value negotiated in an actual sale. These are classified as Level 3.

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

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

7.  Carrying Amounts and Fair Value of Financial Instruments, Continued

The following table is a summary of the carrying value and estimated fair value of the Company’s financial instruments as of September 30, 2012 and March 31, 2012 presented in accordance with the applicable accounting guidance.

	September 30, 2012
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash And Cash Equivalents	$14,408	$14,408	$14,408	$-	$-
Certificates of Deposits With Other Banks	1,728	1,728	-	1,728	-
Investment And Mortgage-Backed Securities	428,854	432,165	-	432,165	-
Loans Receivable, Net	403,049	415,362	-	-	415,362
FHLB Stock	6,467	6,467	6,467	-	-

Financial Liabilities:
Deposits:
Checking, Savings, And Money Market Accounts	$384,250	$384,250	$384,250	$-	$-
Certificate Accounts	302,939	304,970	-	304,970	-
Advances From FHLB	108,161	117,385	-	117,385	-
Other Borrowed Money	9,889	9,889	9,889	-	-
Senior Convertible Debentures	5,155	5,155	-	5,155	-
Junior Subordinated Debentures	6,084	6,084	-	6,084	-

	March 31, 2012
	Carrying	Estimated
	Amount	Fair Value
Financial Assets:
Cash And Cash Equivalents	$9,331	$9,331
Certificates of Deposits With Other Banks	1,727	1,727
Investment And Mortgage-Backed Securities	421,631	423,921
Loans Receivable, Net	428,511	427,212
FHLB Stock	8,471	8,471

Financial Liabilities:
Deposits:
Checking, Savings, And Money Market Accounts	$371,295	$371,295
Certificate Accounts	324,906	327,117
Advances From FHLB	122,070	131,679
Other Borrowed Money	9,801	9,801
Senior Convertible Debentures	6,084	6,084
Junior Subordinated Debentures	5,155	5,155

At September 30, 2012, the Bank had $32.5 million of off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

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

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

7.  Carrying Amounts and Fair Value of Financial Instruments, Continued

In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates. The Company has used management’s best estimate of fair value on the above assumptions.  Thus, the fair values presented may not be the amounts, which could be realized, in an immediate sale or settlement of the instrument.  In addition, any income taxes or other expenses that would be incurred in an actual sale or settlement are not taken into consideration in determining fair value.

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

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by Accounting Standard Update (“ASU”) 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments were effective for the Company on April 1, 2012 and had no effect on its consolidated financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  These amendments were effective for its consolidated Company beginning April 1, 2012 and had no effect on its consolidated financial statements.

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

In July 2012, the Intangibles topic of the ASC was amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that indefinite-lived intangible assets are impaired. If it is determined to be more likely than not that indefinite-lived intangible assets are impaired, then the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The amendments are not expected to have a material effect on the Company’s consolidated financial statements.

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
Notes to Consolidated Financial Statements

9.  Securities

Investment And Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	value
FHLB Securities	$4,269,534	$61,306	$6,440	$4,324,400
SBA Bonds	87,318,223	2,247,321	69,768	89,495,776
Tax Exempt Municipal Bonds	32,331,876	1,902,485	23,069	34,211,292
Mortgage-Backed Securities	222,623,248	9,164,426	74,282	231,713,392
Equity Securities	102,938	-	27,188	75,750
Total	$346,645,819	$13,375,538	$200,747	$359,820,610

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	value
FHLB Securities	$2,634,234	$64,660	$-	$2,698,894
FNMA and FHLMC Bonds	2,926,566	560	5,275	2,921,851
SBA Bonds	85,064,224	1,357,490	142,912	86,278,802
Tax Exempt Municipal Bonds	23,231,375	971,739	77,389	24,125,725
Mortgage-Backed Securities	229,462,521	8,486,387	95,073	237,853,835
Equity Securities	102,938	-	27,188	75,750
Total	$343,421,858	$10,880,836	$347,837	$353,954,857

FHLB securities, FNMA and FHLMC bonds, and FNMA and FHLMC mortgage-backed securities are issued by government-sponsored enterprises (“GSEs”).  GSEs are not backed by the full faith and credit of the United States government.  SBA bonds are backed by the full faith and credit of the United States government. Included in the tables above in mortgage-backed securities are GNMA mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At September 30, 2012 and March 31, 2012, the Company held an amortized cost and fair value of $145.9 million and $152.3 million$153,500,000, respectively, and $143.8 million $143,800,000 and $149.3 million$149,300,000, respectively, in GNMA mortgage-backed securities included in mortgage-backed securities listed above. All mortgage-backed securities in the Company’s portfolio are either GSEs or GNMA mortgage-backed securities. The balance does not include any private label mortgage-backed securities.

The Bank received $23.4 million and $34.2 million, respectively, in proceeds from sales of available for sale securities during the six months ended September 30, 2012 and 2011 and recognized $428,000 and $556,000 in gross gains during the six months ended September 30, 2012 and September 30, 2011, respectively. No losses were recognized on the sale of available for sale securities during the six months ended September 30, 2012 or 2011. The Bank received $15.6 million and $25.9 million, respectively, in proceeds from sales of available for sale securities during the three months ended September 30, 2012 and 2011 and recognized $325,000 and $385,000 in gross gains during the three months ended September 30, 2012 and September 30, 2011, respectively. No losses were recognized on the sale of available for sale securities during the three months ended September 30, 2012 or 2011.

The amortized cost and fair value of investment and mortgage-backed securities available for sale at September 30, 2012 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are presented as a separate line item since paydowns are expected to occur before the contractual maturity dates.

	Amortized	Fair
	Cost	Value
Less Than One Year	$-	$-
One – Five Years	10,075,596	10,320,827
Over Five – Ten Years	57,636,711	59,062,266
After Ten Years	56,310,264	58,724,125
Mortgage-Backed Securities	222,623,248	231,713,392
Total	$346,645,819	$359,820,610

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

9.  Securities, Continued

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual available for sale securities have been in a continuous unrealized loss position for the periods indicated.

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
FHLB Securities FHLB	$2,992,640	$6,440	$-	$-	$2,992,640	$6,440
SBA Bonds	8,311,848	69,768	-	-	8,311,848	69,768
Tax Exempt Municipal Bond	4,707,560	23,069	-	-	4,707,560	23,069
Mortgage-Backed Securities	12,976,259	68,469	1,423,642	5,813	14,399,901	74,282
Equity Securities	-	-	75,750	27,188	75,750	27,188
Total	$28,988,307	$167,746	$1,499,392	$33,001	$30,487,699	$200,747

	March 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
FNMA And FHLMC Bonds	$1,921,291	$5,275	$-	$-	$1,921,291	$5,275
SBA Bonds	12,508,821	142,912	-	-	12,508,821	142,912
Tax Exempt Municipal Bond	3,390,580	77,389	-	-	3,390,580	77,389
Mortgage-Backed Securities	23,053,784	95,073	-	-	23,053,784	95,073
Equity Securities	-	-	75,750	27,188	75,750	27,188
Total	$40,874,476	$320,649	$75,750	$27,188	$40,950,226	$347,837

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
Notes to Consolidated Financial Statements

9.  Securities, Continued

Investment and Mortgage-Backed Securities, Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
FHLB Securities	$5,394,805	$152,937	$-	$5,547,742
Federal Farm Credit Securities	1,999,556	7,924	-	2,007,480
FNMA and FHLMC Bonds	4,988,376	34,614	-	5,022,990
SBA Bonds	6,287,213	318,768	29,730	6,576,251
Mortgage-Backed Securities	50,208,062	2,872,249	45,853	53,034,458
Equity Securities	155,000	-	-	155,000
Total	$69,033,012	$3,386,492	$75,583	$72,343,921

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
FHLB Securities	$11,554,627	$221,726	$13,517	$11,762,836
FFCB Securities	1,999,516	6,534	23,410	1,982,640
FNMA and FHLMC Bonds	6,983,004	19,863	49,147	6,953,720
SBA Bonds	3,251,151	305,430	-	3,556,581
Mortgage-Backed Securities	43,732,912	1,822,180	-	45,555,092
Equity Securities	155,000	-	-	155,000
Total	$67,676,210	$2,375,733	$86,074	$69,965,869

Included in the tables above in mortgage-backed securities are GNMA mortgage-backed securities, which are backed by the full faith and credit of the United States government.  At September 30, 2012, the Company held an amortized cost and fair value of $45.9 million and $48.7 million, respectively, in GNMA mortgage-backed securities included in mortgage-backed securities listed above. At March 31, 2012, the Company held an amortized cost and fair value of $42.2 million and $43.9 million, respectively, in GNMA mortgage-backed securities, which are included in mortgage-backed securities line item in the table above. All mortgage-backed securities in the Company’s portfolio above are either GSEs or GNMA mortgage-backed securities. The balance does not include any private label mortgage-backed securities.

The amortized cost and fair value of investment and mortgage-backed securities held to maturity at September 30, 2012, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities resulting from call features on certain investments. Mortgage-backed securities are presented as a separate line item since paydowns are expected to occur before the contractual maturity dates.

	Amortized	Fair
	Cost	Value
Less Than One Year	$3,000,000	$3,111,550
One – Five Years	395,831	408,538
Over Five – Ten Years	7,021,946	7,034,476
More Than Ten Years	8,407,173	8,754,899
Mortgage-Backed Securities	50,208,062	53,034,458
Total	$69,033,012	$72,343,921

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

9.  Securities, Continued

The following tables show the held to maturity securities in an unrealized loss position at the time indicated.

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
SBA Bonds	$3,647,501	$29,730	$-	$-	$3,647,501	$29,730
Mortgage Backed Securities	3,229,093	45,853	-	-	3,229,093	45,853
Total	$6,876,594	$75,583	$-	$-	$6,876,594	$75,583

	March 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
FHLB Securities	$4,532,636	$13,517	$-	$-	$4,532,636	$13,517
FFCB Securities	976,590	23,410	-	-	976,590	23,410
FNMA And FHLMC Bonds	4,939,150	49,147	-	-	4,939,150	49,147
Total	$10,448,376	$86,074	$-	$-	$10,448,376	$86,074

The Company’s held to maturity portfolio is recorded at amortized cost.  The Company has the ability and intends to hold these securities to maturity. There were no sales of securities held to maturity during the six months ended September 30, 2012 or 2011, or during the year ended March 31, 2012.

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

10.  Loans Receivable, Net

Loans receivable, net, at September 30, 2012 and March 31, 2012 consisted of the following:

	September 30, 2012	March 31, 2012
Residential Real Estate	$94,011,408	$97,807,917
Consumer	56,334,669	58,685,000
Commercial Business	8,793,356	9,552,575
Commercial Real Estate	253,097,143	276,317,897
Total Loans Held For Investment	412,236,576	442,363,389

Loans Held For Sale	4,169,733	2,671,771
Total Loans Receivable, Gross	416,406,309	445,035,160

Less:
Allowance For Possible Loan Loss	11,646,159	14,615,198
Loans In Process	1,703,712	1,886,652
Deferred Loan Fees	6,977	22,704
	13,356,848	16,524,554
Total Loans Receivable, Net	$403,049,461	$428,510,606

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

	September 30, 2012
	Credit Quality Measures
			Special		Total
	Pass	Caution	Mention	Substandard	Loans
Residential Real Estate	$84,688,558	$223,807	$294,332	$8,804,711	$94,011,408
Consumer	54,347,042	172,283	189,585	1,625,759	56,334,669
Commercial Business	7,940,863	355,096	158,000	339,397	8,793,356
Commercial Real Estate	168,236,093	24,213,116	17,864,675	42,783,259	253,097,143
Total	$315,212,556	$24,964,302	$18,506,592	$53,553,126	$412,236,576

	March 31, 2012
	Credit Quality Measures
			Special		Total
	Pass	Caution	Mention	Substandard	Loans
Residential Real Estate	$88,536,685	$-	$573,887	$8,697,345	$97,807,917
Consumer	57,113,676	159,805	27,604	1,383,915	58,685,000
Commercial Business	8,608,378	446,815	-	497,382	9,552,575
Commercial Real Estate	190,230,745	21,874,264	19,783,230	44,429,658	276,317,897
Total	$344,489,484	$22,480,884	$20,384,721	$55,008,300	$442,363,389

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

10.  Loans Receivable, Net, Continued

The following tables present an age analysis of past due balances by category, excluding loans held for sale, at the periods indicated.

	September 30, 2012
			90 Days
			or More	Total		Total
	30-59 Days	60-89 Days	Past	Past		Loans
	Past Due	Past Due	Due	Due	Current	Receivable
Residential Real Estate	$2,738,561	$153,135	$4,580,150	$7,471,846	$86,539,562	$94,011,408
Consumer	1,273,679	249,426	632,354	2,155,459	54,179,210	56,334,669
Commercial Business	300,198	88,478	42,993	431,669	8,361,687	8,793,356
Commercial Real Estate	10,496,458	3,404,199	22,156,550	36,057,207	217,039,936	253,097,143
Total	$14,808,896	$3,895,238	$27,412,047	$46,116,181	$366,120,395	$412,236,576

	March 31, 2012
			90 Days
			or More	Total		Total
	30-59 Days	60-89 Days	Past	Past		Loans
	Past Due	Past Due	Due	Due	Current	Receivable
Residential Real Estate	$2,778,235	$742,345	$3,638,929	$7,159,509	$90,648,408	$97,807,917
Consumer	659,028	352,421	620,358	1,631,807	57,053,193	58,685,000
Commercial Business	174,420	209,418	20,808	404,646	9,147,929	9,552,575
Commercial Real Estate	18,332,136	4,682,891	18,378,165	41,393,192	234,924,705	276,317,897
Total	$21,943,819	$5,987,075	$22,658,260	$50,589,154	$391,774,235	$442,363,389

At September 30, 2012, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them. The following table shows non-accrual loans by category at September 30, 2012 compared to March 31, 2012.

	At September 30, 2012		At March 31, 2012		$	%
	Amount	Percent (1)	Amount	Percent (1)	Increase	Increase
Non-accrual loans:
Residential real estate	$4,580,150	1.1%	$3,638,929	0.8%	$941,221	25.9%
Commercial business	42,993	0.0%	20,808	-%	22,185	106.6%
Commercial real estate	22,156,550	5.4%	18,378,165	4.2%	3,778,385	20.6%
Consumer	632,354	0.2%	620,358	0.1%	11,996	1.9%
Total non-accrual loans	$27,412,047	6.7%	$22,658,260	5.1%	$4,753,787	21.0%

(1) Percent of gross loans held for investment, net of deferred fees and loans in process and loans held for sale

The following tables show the activity in the allowance for loan losses by category for the periods indicated.

	For the Three Months Ended September 30, 2012
	Residential		Commercial	Commercial
	Real Estate	Consumer	Business	Real Estate	Total
Allowance For Loan Losses
Beginning Balance	$2,030,522	$1,251,799	$473,224	$8,928,782	$12,684,327
Provision	50,497	(80,555)	(9,339)	339,397	300,000
Charge-Offs	(192,026)	(113,799)	(28,736)	(1,076,739)	(1,411,300)
Recoveries	330	2,901	4,087	65,814	73,132
Ending Balance	$1,889,323	$1,060,346	$439,236	$8,257,254	$11,646,159

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

10.  Loans Receivable, Net, Continued

	For the Six Months Ended September 30, 2012
	Residential		Commercial	Commercial
	Real Estate	Consumer	Business	Real Estate	Total
Allowance For Loan Losses
Beginning Balance	$1,928,625	$1,498,111	$644,855	$10,543,607	$14,615,198
Provision	369,607	(214,721)	7,235	862,879	1,025,000
Charge-Offs	(418,998)	(234,226)	(217,466)	(3,362,634)	(4,233,325)
Recoveries	10,089	11,182	4,612	213,402	239,286
Ending Balance	$1,889,323	$1,060,346	$439,236	$8,257,254	$11,646,159

	For the Three Months Ended September 30, 2011
	Residential		Commercial	Commercial
	Real Estate	Consumer	Business	Real Estate	Total
Allowance For Loan Losses
Beginning Balance	$1,763,457	$1,102,767	$651,426	$9,984,923	$13,502,573
Provision	(40,280)	9,979	526,919	1,803,382	2,300,000
Charge-Offs	(16,381)	(83,678)	(335,327)	(1,628,968)	(2,064,354)
Recoveries	-	4,771	1,744	34,699	41,214
Ending Balance	$1,706,796	$1,033,839	$844,762	$10,194,036	$13,779,433

	For the Six Months Ended September 30, 2011
	Residential		Commercial	Commercial
	Real Estate	Consumer	Business	Real Estate	Total
Allowance For Loan Losses
Beginning Balance	$1,702,864	$1,122,055	$924,149	$8,752,732	$12,501,800
Provision	191,352	34,787	315,014	4,058,847	4,600,000
Charge-Offs	(187,420)	(138,416)	(408,138)	(2,652,242)	(3,386,216)
Recoveries	-	15,413	13,737	34,699	63,849
Ending Balance	$1,706,796	$1,033,839	$844,762	$10,194,036	$13,779,433

The following tables present information related to impaired loans evaluated individually for impairment and collectively evaluated for impairment in the allowance for loan losses for the periods indicated.

	September 30, 2012
	Allowance For Loan Losses
	Individually	Collectively
	Evaluated For	Evaluated For
	Impairment	Impairment	Total
Residential Real Estate	$155,000	$1,734,323	$1,889,323
Consumer	20,131	1,040,215	1,060,346
Commercial Business	-	439,236	439,236
Commercial Real Estate	671,790	7,585,464	8,257,254
Total	$846,921	$10,799,238	$11,646,159

	March 31, 2012
	Allowance For Loan Losses
	Individually	Collectively
	Evaluated For	Evaluated For
	Impairment	Impairment	Total
Residential Real Estate	$155,000	$1,773,625	$1,928,625
Consumer	19,568	1,478,543	1,498,111
Commercial Business	148,610	496,245	644,855
Commercial Real Estate	1,313,670	9,229,937	10,543,607
Total	$1,636,848	$12,978,350	$14,615,198

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

10.  Loans Receivable, Net, Continued

The following tables present information related to impaired loans evaluated individually for impairment and collectively evaluated for impairment in loans receivable for the periods indicated.

	September 30, 2012
	Loans Receivable
	Individually	Collectively
	Evaluated For	Evaluated For
	Impairment	Impairment	Total
Residential Real Estate	$4,783,225	$89,228,183	$94,011,408
Consumer	332,892	56,001,777	56,334,669
Commercial Business	10,765	8,782,591	8,793,356
Commercial Real Estate	38,025,399	215,071,744	253,097,143
Total	$43,152,281	$369,084,295	$412,236,576

	March 31, 2012
	Loans Receivable
	Individually	Collectively
	Evaluated For	Evaluated For
	Impairment	Impairment	Total
Residential Real Estate	$3,544,061	$94,263,856	$97,807,917
Consumer	1,849,046	56,835,954	58,685,000
Commercial Business	172,362	9,380,213	9,552,575
Commercial Real Estate	35,231,717	241,086,180	276,317,897
Total	$40,797,186	$401,566,203	$442,363,389

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

The following tables are a summary of information related to impaired loans as of periods indicated.

	September 30, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired Loans
With no related allowance recorded:
Residential Real Estate	$3,372,677	$3,477,677	$-	$2,714,824	$33,106
Consumer Loans	312,761	445,761	-	863,939	4,118
Commercial Business	10,765	10,765	-	16,220	368
Commercial Real Estate	33,602,327	37,856,317	-	33,178,350	487,594

With an allowance recorded:
Residential Real Estate	1,410,548	2,257,465	155,000	1,196,138	-
Consumer Loans	20,131	20,131	20,131	13,233	178
Commercial Business	-	-	-	49,537	-
Commercial Real Estate	4,423,072	5,653,033	671,790	4,161,122	2,643

Total
Residential Real Estate	4,783,225	5,735,142	155,000	3,910,962	33,106
Consumer Loans	332,892	465,892	20,131	877,172	4,296
Commercial Business	10,765	10,765	-	65,757	368
Commercial Real Estate	38,025,399	43,509,350	671,790	37,339,472	490,237
Total	$43,152,281	$49,721,148	$846,921	$42,193,362	$528,007

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

10.  Loans Receivable, Net, Continued

	March 31, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Impaired Loans
With no related allowance recorded:
Residential Real Estate	$2,201,560	$2,456,960	$-	$2,066,066	$65,818
Consumer Loans	1,829,478	1,879,478	-	2,398,298	86,180
Commercial Business	23,752	47,752	-	294,894	1,677
Commercial Real Estate	27,425,873	29,175,328	-	24,020,047	1,186,679

With an allowance recorded:
Residential Real Estate	1,342,501	1,954,501	155,000	586,109	6,137
Consumer Loans	19,568	60,668	19,568	28,181	-
Commercial Business	148,610	148,610	148,610	207,135	5,608
Commercial Real Estate	7,805,844	9,945,912	1,313,670	4,687,210	228,483

Total
Residential Real Estate	3,544,061	4,411,461	155,000	2,652,175	71,955
Consumer Loans	1,849,046	1,940,146	19,568	2,426,479	86,180
Commercial Business	172,362	196,362	148,610	502,029	7,285
Commercial Real Estate	35,231,717	39,121,240	1,313,670	28,707,257	1,415,162
Total	$40,797,186	$45,669,209	$1,636,848	$34,287,940	$1,580,582

The Company considers a loan to be a TDR when the debtor experiences financial difficulties and the Company provides concessions such that we will not collect all principal and interest in accordance with the original terms of the loan agreement.  Concessions can relate to the contractual interest rate, maturity date, or payment structure of the note.  As part of our workout plan for individual loan relationships, we may restructure loan terms to assist borrowers facing challenges in the current economic environment.  TDRs included in impaired loans at September 30, 2012 and March 31, 2012 amounted to $16.7 million and $18.0 million, respectively.

There were no loan modifications during the six months ended September 30, 2012 that were TDRs.

	For the Six Months Ended September 30, 2011			For the Three Months Ended September 30, 2011
Troubled Debt Restructurings	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential Real Estate	-	$-	$-	-	$-	$-
Consumer Loans	-	-	-	-	-	-
Commercial Business	-	-	-	-	-	-
Commercial Real Estate	3	1,787,936	1,787,936	3	1,787,936	1,787,936
Total	3	$1,787,936	$1,787,936	3	$1,787,936	$1,787,936

Security Federal Corporation and Subsidiaries
Notes to Consolidated Financial Statements

10.       Loans Receivable, Net, Continued

	For the Six Months Ended September 30, 2012		For the Three Months Ended September 30, 2012
Troubled Debt Restructurings That Subsequently Defaulted During the Period	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential Real Estate	-	$-	-	$-
Consumer Loans	-	-	-	-
Commercial Business	-	-	-	-
Commercial Real Estate	5	894,825	1	17,978
Total	5	$894,825	1	$17,978

	For the Six Months Ended September 30, 2011		For the Three Months Ended September 30, 2011
Troubled Debt Restructurings That Subsequently Defaulted During the Period	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Residential Real Estate	-	$-	-	$-
Consumer Loans	-	-	-	-
Commercial Business	1	48,785	-	-
Commercial Real Estate	8	4,627,880	2	2,612,713
Total	9	$4,676,665	2	$2,612,713

During the six months ended September 30, 2012, 13 loans that had been previously restructured were in default, four of which went into default in the six months ended September 30, 2012. The Bank considers any loan 30 days or more past due to be in default.

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

This report contains forward-looking statements, which can be identified by the use of words such as “believes,” “intends,” “expects,” “anticipates,” “estimates” or similar expressions.  Forward-looking statements include, but are not limited to:
·	statements of our goals, intentions and expectations;
·	statements regarding our business plans, prospects, growth and operating strategies;
·	statements regarding the quality of our loan and investment portfolios; and
·	estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:
·
the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets;

·	changes in general economic conditions, either nationally or in our market areas;
·	changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources;
·	fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;
·	secondary market conditions for loans and our ability to sell loans in the secondary market;
·
results of examinations of the Company by the Federal Reserve Board, and our bank subsidiary by the Federal Deposit Insurance Corporation and the South Carolina Board of Financial Institutions  or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

·	legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;
·	our ability to attract and retain deposits;
·	further increases in premiums for deposit insurance;
·	our ability to control operating costs and expenses;
·	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
·	difficulties in reducing risks associated with the loans on our balance sheet;
·	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
·	computer systems on which we depend could fail or experience a security breach;
·	our ability to retain key members of our senior management team;
·	costs and effects of litigation, including settlements and judgments;
·
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

·	increased competitive pressures among financial services companies;
·	changes in consumer spending, borrowing and savings habits;
·	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Jumpstart Our Business Startups Act and the Basel III regulatory capital requirements and the implementing regulations;
·	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
·	our ability to pay dividends on our common stock;
·	adverse changes in the securities markets;
·	inability of key third-party providers to perform their obligations to us;
·
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;

·	Future legislative changes and our ability to continue to comply with the requirements of the U.S. Department of Treasury’s Community Development Capital Initiative (“CDCI”); and

Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

·	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this document.

Some of these and other factors are discussed in the 2012 10-K under Item 1A, “Risk Factors.” Such developments could have an adverse impact on our financial position and our results of operations.

Any of the forward-looking statements that we make in this quarterly report and in other public statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for fiscal year 2013 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect the Company’s financial condition, liquidity and operating and stock price performance.

Financial Condition At September 30, 2012 and March 31, 2012

General – Total assets decreased $20.4 million or 2.2% to $904.2 million at September 30, 2012 from $924.6 million at March 31, 2012.  The primary reason for the decrease in total assets was a decrease in net loans receivable, offset slightly by increases in investments.

Assets – The increases and decreases in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	September 30, 2012	March 31, 2012	Amount	Percent
Cash And Cash Equivalents	$14,408,177	$9,331,372	$5,076,805	54.4%
Investment And Mortgage- Backed Securities – Available For Sale	359,820,610	353,954,857	5,865,753	1.7
Investment And Mortgage- Backed Securities – Held To Maturity	69,033,012	67,676,210	1,356,802	2.0
Loans Receivable, Net	403,049,461	428,510,606	(25,461,145)	(5.9)
Repossessed Assets Acquired In Settlement of Loans	11,032,720	14,160,099	(3,127,379)	(22.1)
FHLB Stock	6,467,000	8,471,100	(2,004,100)	(23.7)

Cash and cash equivalents increased $5.1 million or 54.4% to $14.4 million at September 30, 2012 from $9.3 million at March 31, 2012.

Investment and mortgage-backed securities available for sale increased $5.9 million or 1.7% to $359.8 million at September 30, 2012 from $354.0 million at March 31, 2012. This increase was the result of investment purchases offset slightly by principal repayments and calls on securities coupled with the sale of 51 securities during the six months ended September 30, 2012. Investment and mortgage-backed securities held to maturity increased $1.4 million or 2.0% to $69.0 million at September 30, 2012 as a result of investment purchases offset slightly by calls of securities as well as principal repayments on mortgage-backed securities.

Loans receivable, net, decreased $25.5 million or 5.9% to $403.0 million at September 30, 2012 from $428.5 million at March 31, 2012. This decrease was a result of Company’s efforts to tighten underwriting standards and increase offering rates combined with overall lower loan demand from creditworthy borrowers.  Residential real estate loans decreased $3.8 million or 3.9% to $94.0 million at September 30, 2012 from $97.8 million at March 31, 2012.  Consumer loans decreased $2.4 million or 4.0% to $56.3 million at September 30, 2012 compared to $58.7 million at March 31, 2012. Commercial real estate loans and commercial business loans decreased $23.2 million and $759,000, respectively, to $253.1 million and $8.8 million, respectively, at September

Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

30, 2012 from $276.3 million and $9.6 million, respectively, at March 31, 2012. Loans held for sale increased $1.5 million or 56.1% to $4.2 million at September 30, 2012 from $2.7 million at March 31, 2012.

Repossessed assets acquired in settlement of loans decreased $3.1 million or 22.1% to $11.0 million at September 30, 2012 from $14.2 million at March 31, 2012.  The Company sold 21 real estate properties and repossessed 10 additional properties during the six months ended September 30, 2012 for a net decrease during the period. At September 30, 2012, the balance of repossessed assets consisted of the following 43 real estate properties: 10 single-family residences and 17 lots within residential subdivisions located throughout our market area in South Carolina and Georgia; six parcels of land in South Carolina; five commercial buildings in South Carolina and one commercial building in Augusta, Georgia; a 40 lot subdivision development and adjacent 17 acres of land in Columbia, South Carolina; a 233 acre subdivision in Blythewood, South Carolina; a 43 lot subdivision in Elgin, South Carolina; and 34.8 acres of land in Bluffton, South Carolina which was originally acquired as a participation loan from another financial institution.

FHLB stock decreased $2.0 million or 23.7% to $6.5 million at September 30, 2012 compared to $8.5 million at March 31, 2012. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which is 0.15% of total assets plus a transaction component which equals 4.5% of outstanding advances (borrowings) from the FHLB of Atlanta. As total assets and total advances have decreased, so has the Bank’s required investment in FHLB stock.

Liabilities
Deposit Accounts – The balances, weighted average rates and increases and decreases in deposit accounts were as follows :

					Balance
	September 30, 2012		March 31, 2012		Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Amount	Percent
Demand Accounts:
Checking	$124,491,607	0.07%	$124,750,127	0.11%	$(258,520)	(0.2%)
Money Market	237,580,118	0.46	224,195,659	0.55	13,384,459	6.0
Statement Savings Accounts	22,177,789	0.20	22,348,787	0.20	(170,998)	(0.8)
Total	384,249,514	0.32	371,294,573	0.38	12,954,941	3.5

Certificate Accounts
0.00 – 1.99%	263,940,597		267,556,217		(3,615,620)	(1.4)
2.00 – 2.99%	33,636,913		49,260,643		(15,623,730)	(31.7)
3.00 – 3.99%	2,672,039		2,936,931		(264,892)	(9.0)
4.00 – 4.99%	2,093,711		4,021,999		(1,928,288)	(47.9)
5.00 – 5.99%	595,775		1,130,693		(534,918)	(47.3)
Total	302,939,035	1.18	324,906,483	1.36	(21,967,448)	(6.8)
Total Deposits	$687,188,549	0.70%	$696,201,056	0.84%	$(9,012,507)	(1.3%)

Included in the certificates above were $22.6 million and $34.4 million in brokered deposits at September 30, 2012 and March 31, 2012, respectively, with a weighted average interest rate of 1.47% and 1.71%, respectively.

Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Advances From FHLB – FHLB advances are summarized by contractual year of maturity and weighted average interest rate in the table below:

					Balance
	September 30, 2012		March 31, 2012		Decrease
Fiscal Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2013	$5,000,000	4.58%	$18,900,000	2.70%	$(13,900,000)	(73.5)%
2014	30,000,000	3.45%	30,000,000	3.45%	-	-
2015	20,261,409	3.02%	20,269,802	3.01%	(8,393)	(0.0)
2016	20,000,000	4.12%	20,000,000	4.12%	-	-
2017	15,000,000	4.66%	15,000,000	4.66%	-	-
Thereafter	17,900,000	4.10%	17,900,000	4.10%	-	-
Total Advances	$108,161,409	3.82%	$122,069,802	3.62%	$(13,908,393)	(11.4)%

These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $135.2 million and $128.1 million at September 30, 2012 and $152.8 million and $162.1 million at March 31, 2012, respectively. Advances are subject to prepayment penalties.

The following table shows callable FHLB advances as of the dates indicated.  These advances are also included in the above table.  All callable advances are callable at the option of the FHLB.  If an advance is called, the Bank has the option to payoff the advance without penalty, reborrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

As of September 30, 2012
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

Other Borrowings – The Bank had $9.9 million and $9.8 million in other borrowings (non-FHLB advances) at September 30, 2012 and March 31, 2012, respectively.  These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts.  The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At September 30, 2012 and March 31, 2012, the interest rate paid on the repurchase agreements was 0.20% and 0.25%, respectively.  The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $16.3 million and $17.3 million, respectively at September 30, 2012 and $17.8 million and $19.0 million, respectively, at March 31, 2012.

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

The mandatorily redeemable financial instrument was carried at fair value based on the Company’s book value per common share. The Company recorded a valuation gain of $50,000 during the six months ended September 30, 2011 compared to none during the six months ended September 30, 2012 to properly reflect the fair value of the instrument.

Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Junior Subordinated Debentures – On September 21, 2006, the Trust (Security Federal Statutory Trust), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securites to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures, generating proceeds of $5.0 million. The Company used the proceeds for general corporate purposes, primarily to provide capital to the Bank. The debentures qualify as Tier 1 capital under Federal Reserve guidelines. The Debentures are the sole assets of the Trust. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trust.

The Capital Securities accrue and pay distributions annually at a rate per annum equal to 2.089% at September 30, 2012.  Prior to September 2011, one-half of the Capital Securities issued in the transaction had a fixed rate of 6.88% and the remaining half had a floating rate of three-month LIBOR plus 170 basis points. After September 2011, the rate is a floating rate of three month LIBOR plus 170 basis points as the fixed rate portion was converted to the floating rate. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears.

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

Convertible Debentures – Effective December 1, 2009, the Company issued $6.1 million in convertible senior debentures. The debentures will mature on December 1, 2029 and accrue interest at the rate of 8.0% per annum until maturity or earlier redemption or repayment. Interest on the debentures is payable on June 1 and December 1 of each year and commenced on June 1, 2010. The debentures are convertible into the Company’s common stock at a conversion price of $20 per share at the option of the holder at any time prior to maturity.

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

Equity – Shareholders’ equity increased $2.4 million or 2.9% to $83.1 million at September 30, 2012 from $80.8 million at March 31, 2012. Accumulated other comprehensive income, net of tax increased $1.6 million or 25.1% to $8.2 million at September 30, 2012. The Company’s net income available for common shareholders was $1.2 million for the six months ended September 30, 2012, after payment of $220, 000 in preferred stock dividends.

The Board of Directors of the Company declared common stock dividends totaling $471,000 during the period ended September 30, 2012.  Book value per common share was $20.63 at September 30, 2012 and $19.83 at March 31, 2012.

Results of Operations for the Three Month Periods Ended September 30, 2012 and 2011

Net Income Available to Common Shareholders - Net income available to common shareholders increased $251,000 or 81.5% to $560,000 for the three months ended September 30, 2012 compared to $308,000 for the three months ended September 30, 2011. The increase in net income was primarily the result of a $2.0 million decrease in the provision for loan losses offset by a $812,000 decrease in net interest income and a $874,000 increase in general and administrative expenses.

Net Interest Income - The net interest margin decreased 27 basis points to 2.83% for the quarter ended September 30, 2012 from 3.10% for the comparable quarter in the previous year. The significant decrease in the volume of interest earning assets, particularly loans, resulted in a decrease in net interest income. Net interest income decreased $812,000 or 12.3% to $5.8 million during the three months ended September 30, 2012, compared to $6.6 million for the same period in 2011.  During the three months ended September 30, 2012, average interest earning assets decreased $24.8 million or 2.89% to $832.5 million while average interest-bearing liabilities decreased $27.1 million or 34.0% to $772.2 million.

Interest Income - Total interest income decreased $1.6 million or 16.3% to $8.3 million during the three months ended September 30, 2012 from $9.9 million for the same period in 2011. This decrease is primarily the result of the decrease in interest earning

Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

assets. Total interest income on loans decreased $1.2 million or 16.8% to $6.0 million during the three months ended September 30, 2012 as a result of the average loan portfolio balance decreasing $55.1 million or 11.8% to $410.0 million and the yield on the loan portfolio decreasing 35 basis points to 5.83%. Interest income from mortgage-backed securities decreased $307,000 or 15.8% to $1.6 million as a result of a 57 basis point decrease in the portfolio yield offset by a $9.7 million increase in the average balance. Tax equivalent interest income from investment securities decreased $39,000 or 5.0% to $737,000 as a result of a decrease of 40 basis points in the yield partially offset by an increase of $18.8 million in the average balance of the investment securities portfolio.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended September 30, 2012 and 2011:
	Three Months Ended September 30,
	2012		2011
	Average Balance	Yield(1)	Average Balance	Yield(1)	Increase (Decrease) In Interest And Dividend Income From 2011
Loans Receivable, Net	$409,960,775	5.83%	$465,039,249	6.18%	$(1,208,251)
Mortgage-Backed Securities	266,336,834	2.47	256,649,480	3.04	(307,030)
Investment Securities(2)	149,601,065	1.97	130,816,906	2.37	(39,145)
Overnight Time And Certificates of Deposit	6,561,662	0.14	4,754,474	0.05	1,613
Total Interest-Earning Assets	$832,460,336	4.02%	$857,260,109	4.63%	$(1,552,813)
         (1) Annualized
      (2) Tax equivalent basis is calculated using an effective tax rate of 34% and amounted to $88,977 and $32,955 for the quarters ended September 30, 2012 and 2011, respectively.

Interest Expense - Total interest expense decreased $797,000 or 24.5% to $2.5 million during the three months ended September 30, 2012 compared to $3.3 million for the same period last year.  The decrease in total interest expense is attributable to decreases in interest rates paid and a $27.1 million decrease in the average balance of interest-bearing liabilities.  Interest expense on deposits decreased $527,000 or 29.7% to $1.2 million during the period ended September 30, 2012 compared to $1.8 million for the same period last year. The decrease was attributable to a 32 basis point decrease in the cost of certificate accounts combined with a decrease in average interest-bearing deposits of $841,000 when compared to the three month period ended September 30, 2011.  The decrease in the cost of deposits primarily resulted from maturing certificate accounts re-pricing at lower interest rates. Interest expense on advances and other borrowings decreased $240,000 or 18.4%. The average balance of FHLB advances and other borrowed money decreased $26.3 million or 18.2% to $118.2 million from $144.4 million for the same period last year, directly reflecting the decrease in interest earning assets.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012		2011
	Average Balance	Yield (1)	Average Balance	Yield (1)	Decrease In Interest Expense From 2011
Now And Money Market Accounts	$313,228,039	0.37%	$286,344,052	0.65%	$(170,862)
Statement Savings Accounts	22,143,684	0.20	20,932,731	0.22	(758)
Certificates Accounts	307,476,207	1.23	336,411,845	1.55	(355,404)
FHLB Advances And Other Borrowed Money	118,153,324	3.61	144,436,325	3.62	(240,260)
Junior Subordinated Debentures	5,155,000	2.20	5,155,000	4.52	(29,881)
Senior Convertible Debentures	6,084,000	8.00	6,084,000	8.00	-
Total Interest-Bearing Liabilities	$772,240,254	1.28%	$799,363,953	1.63%	$(797,165)
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

The provision for loan losses was $300,000 for the quarter ended September 30, 2012 compared to $2.3 million for the same quarter in the prior year. The following table details selected activity associated with the allowance for loan losses for the three months ended September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011
Beginning Balance	$12,684,327	$13,502,573
Provision	300,000	2,300,000
Charge-offs	(1,411,300)	(2,064,354)
Recoveries	73,132	41,214
Ending Balance	$11,646,159	$13,779,433

Allowance For Loan Losses As A Percentage Of Gross Loans Receivable, Held For Investment At The End Of The Period	2.83%	2.94%
Allowance For Loan Losses As A Percentage Of Impaired Loans At The End Of The Period	26.99%	41.99%
Impaired Loans	$43,152,281	$32,812,363
Non-accrual Loans And 90 Days Or More Past Due Loans As A Percentage Of Loans Receivable, Held For Investment At The End Of The Period	6.7%	3.2%
Gross Loans Receivable, Held For Investment and Held For Sale	$416,406,309	$475,893,745
Total Loans Receivable, Net	$403,049,461	$459,553,349

The cumulative interest not accrued during the six months ended September 30, 2012 relating to all non-performing loans totaled $721,000. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral. In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop or liquidate them.

Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Non-Interest Income - Non-interest income decreased $15,000 or 1.0% for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. The following table provides a detailed analysis of the changes in the components of non-interest income:

	Three Months Ended September 30,		Increase (Decrease)
	2012	2011	Amounts	Percent
Gain On Sale Of Investments	$324,835	$385,029	$(60,194)	(15.6)%
Gain On Sale Of Loans	177,524	122,414	55,110	45.0
Service Fees On Deposit Accounts	291,753	303,787	(12,034)	(4.0)
Income From Cash Value Of Life Insurance	105,000	105,000	-	-
Commissions From Insurance Agency	131,761	119,156	12,605	10.6
Trust Income	120,000	116,000	4,000	3.5
Check Card Fee Income	196,943	190,401	6,542	3.4
Other	129,873	150,680	(20,807)	(13.8)
Total Non-Interest Income	$1,477,689	$1,492,467	$(14,778)	(1.0)%

Gain on sale of investments was $325,000 during the quarter ended September 30, 2012 an increase of $60,000 or 15.6% compared to $385,000 during the same period last year. The gain resulted from the sale of seven investments during the period. Based on an analysis of the portfolio, the Company was able to maximize return by selling securities with short average lives as a result of call features or securities with adjustable rates scheduled to re-price down in the near future. The Company sold 22 securities during the same quarter of last year.

Gain on sale of loans increased $55,000 or 45.0% to $178,000 during the three months ended September 30, 2012 compared to the same period last year. Other income decreased $21,000 or 13.8% to $130,000 during the three months ended September 30, 2012 compared to $151,000 during the same period in 2011.

General And Administrative Expenses –For the quarter ended September 30, 2012, non-interest expense increased $874,000 or 16.8% to $6.1 million compared to $5.2 million for the same period in 2011.  The increase in non-interest expense is primarily a result of an increase in the net costs of $1.1 million during the three months ended September 30, 2012 associated with the operation of foreclosed properties including write downs on these properties. Without these costs, non-interest expense would have decreased $186,000 or 3.6% for the quarter ended September 30, 2012 compared to the same period in 2011. The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

	Three Months Ended September 30,		Increase (Decrease)
	2012	2011	Amounts	Percent
Salaries And Employee Benefits	$2,709,998	$2,736,234	$(26,236)	(1.0)%
Occupancy	505,208	472,416	32,792	6.9
Advertising	97,221	115,613	(18,392)	(15.9)
Depreciation And Maintenance Of Equipment	412,000	442,648	(30,648)	(6.9)
FDIC Insurance Premiums	152,494	264,707	(112,213)	(42.4)
Amortization of Intangibles	12,501	12,501	-	-
Net Cost Of Operation Of Other Real Estate Owned	1,321,254	261,230	1,060,024	405.8
Other	860,407	891,312	(30,905)	(3.5)
Total General And Administrative Expenses	$6,071,083	$5,196,661	$874,422	16.8%

Salary and employee benefits costs remained relatively constant at $2.7 million for the three months ended September 30, 2012, decreasing $26,000 or 1.0% from the same period last year.

Occupancy expense increased $33,000 or 6.9% to $505,000 for the three months ended September 30, 2012 from $472,000 for the same period one year ago while depreciation and maintenance of equipment costs decreased $31,000 or 6.9% to $412,000 for the three months ended September 30, 2012 from $443,000 for the same period in 2011.

Advertising expense decreased $18,000 or 15.9% to $97,000 for the three months ended September 30, 2012 from $116,000 for the same period one year ago.

Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

FDIC insurance premiums decreased $112,000 or 42.4% to $152,000 for the three month period ended September 30, 2012 compared to $265,000 for the same period a year ago as a result of a change in the calculation of the assessment base. The calculation changed from a deposit base to an asset base. Total assets have decreased from September 30, 2011 to September 30, 2012.

Net cost of operation of other real estate owned increased $1.1 million or 405.8% to $1.3 million during the quarter ended September 30, 2012 from $261,000 during the quarter ended September 30, 2011. Net cost of operation of other real estate includes any gain or loss on the sale of other real estate owned and all other expenses related to these properties incurred during the period. The increase was primarily the result of an increase in write downs on foreclosed assets during the period. These assets are required to be carried at the lower of carrying value or fair value. As real estate market conditions decline and properties are required to be re-appraised or re-valued, the Company has to write these properties down to their fair value. The Company wrote down $1.2 million during the three months ended September 30, 2012 compared to $129,000 during the same period in 2011.

Other expenses decreased $31,000 to $860,000 for the three month period ended September 30, 2012, a decrease of 3.5% compared to the same period in the prior year. Other expenses include legal fees, consultant fees, and expenses associated with loan collection and workout efforts.

Provision For Income Taxes – The provision for income taxes increased $48,000 or 24.2% to $245,000 for the three months ended September 30, 2012 from $197,000 for the same period one year ago.  Income before income taxes was $915,000 and $616,000 for the three months ended September 30, 2012 and 2011, respectively.  The Company’s combined federal and state effective income tax rate for the current quarter was 26.8% compared to 32.1% for the same quarter one year ago. The decrease in the effective income tax rate is the result of a decrease in the state income tax rate. As previously announced, on December 28, 2011, Security Federal Bank completed a charter conversion from a federally chartered stock savings bank to a South Carolina chartered commercial bank. As a result of this transaction, the Company is subject to a lower state income tax rate and therefore expects to experience lower income tax expense in future periods.

Results of Operations for the Six Month Periods Ended September 30, 2012 and 2011

Net Income Available to Common Shareholders - Net income available to common shareholders increased $521,000 or 79.0% to $1.2 million for the six months ended September 30, 2012 compared to $660,000 for the six months ended September 30, 2011. The increase in net income was primarily the result of a decrease of $3.6 million in the provision for loan losses offset by a $1.8 million decrease in net interest income and a $1.0 million increase in general and administrative expenses.

Net Interest Income - The net interest margin decreased 33 basis points to 2.82% for the six months ended September 30, 2012 from 3.15% for the comparable period in the previous year. As a result of the decrease in margin, net interest income decreased $1.8 million or 13.6% to $11.7 million for the six months ended September 30, 2012 compared to $13.5 million for the six months ended September 30, 2011

The decrease in margin is primarily a result of the significant decrease in loans. One of the Bank’s primary objectives has been to maximize risk based capital through steady earnings and a decrease in certain loan type concentrations. Average loans receivable, net decreased $56.3 million or 11.9% to $415.6 million during the six months ended September 30, 2012 compared to $471.8 million during the same period in 2011. During the six months ended September 30, 2012, average interest earning assets decreased $21.5 million to $837.6 million while average interest-bearing liabilities decreased $22.2 million to $777.9 million.

Interest Income - Total interest income decreased $3.4 million or 16.7% to $16.7 million during the six months ended September 30, 2012 from $20.1 million for the same period in 2011. This decrease is primarily the result of the decrease in interest earning assets. Total interest income on loans decreased $2.5 million or 17.0% to $12.1 million during the six months ended September 30, 2012 as a result of the average loan portfolio balance decreasing $56.3 million to $415.6 million and the yield in the loan portfolio decreasing 35 basis points to 5.81%. Interest income from mortgage-backed securities decreased $660,000 or 16.2% to $3.4 million as a result of a 63 basis point decrease in the portfolio yield offset by a $11.0 million increase in the average balance of the portfolio. Tax equivalent interest income from investment securities decreased $126,000 or 8.1% to $1.4 million as a result of a 52 basis point decrease in the yield on investments offset by a $21.8 million increase in the average balance of investments during the six months ended September 30, 2012 to $149.9 million.

Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the six months ended September 30, 2012 and 2011:

	Six Months Ended September 30,
	2012		2011
	Average Balance	Yield (1)	Average Balance	Yield (1)	Increase (Decrease) In Interest And Dividend Income From 2011
Loans Receivable, Net	$415,557,749	5.81%	$471,824,863	6.16%	$(2,462,757)
Mortgage-Backed Securities	266,853,924	2.55	255,839,109	3.18	(659,849)
Investments (2)	149,943,976	1.91	128,144,912	2.43	(126,187)
Overnight Time And Certificates Of Deposits	5,183,129	0.16	3,224,923	0.07	3,110
Total Interest-Earning Assets	$837,538,778	4.04%	$859,033,807	4.69%	$(3,245,683)

       (1) Annualized
     (2) Tax equivalent basis is calculated using an effective tax rate of 34% and amounted to $161,593 and $43,695 for the six months ended September 30, 2012 and 2011, respectively.

Interest Expense - Total interest expense decreased $1.5 million or 23.1% to $5.1 million during the six months ended September 30, 2012 compared to $6.6 million for the same period last year.  The decrease in total interest expense is attributable to decreases in interest rates paid and a $22.2 million decrease in the average balance of interest-bearing liabilities.  Interest expense on deposits decreased $1.1 million or 29.7% during the period ended September 30, 2012 from the same period in 2011. The decrease was attributable to a 34 basis point decrease in the cost of deposits offset by an increase in average interest-bearing deposits of $2.0 million when compared to the six month period ended September 30, 2011.  The decrease in the cost of deposits primarily resulted from maturing certificate accounts repricing at lower interest rates. Interest expense on advances and other borrowed money decreased $376,000 or 14.6% to $2.2 million during the six months ended September 30, 2012 from $2.6 million for the same period last year. The average balance of advances and other borrowed money decreased $24.2 million or 16.7% to $121.1 million from the same period last year, directly reflecting the decrease in interest earning assets.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the six months ended September 30, 2012 and 2011:

	Six Months Ended September 30,
	2012		2011
	Average Balance	Yield (1)	Average Balance	Yield (1)	Decrease In Interest Expense From 2011
Now And Money Market Accounts	$310,842,128	0.38%	$279,361,350	0.65%	$(326,157)
Statement Savings Accounts	22,247,769	0.20	20,804,405	0.23	(2,531)
Certificates Accounts	312,479,773	1.27	343,388,970	1.60	(762,902)
FHLB Advances And Other Borrowed Money	121,102,552	3.63	145,349,054	3.54	(376,016)
Junior Subordinated Debentures	5,155,000	2.20	5,155,000	4.50	(59,417)
Senior Convertible Debentures	6,084,000	8.00	6,084,000	8.00	-
Total Interest-Bearing Liabilities	$777,911,222	1.31%	$800,142,778	1.65%	$(1,527,023)
        (1) Annualized

Provision for Loan Losses - The provision for loan losses was $1.0 million for the six months ended September 30, 2012 compared to $4.6 million for the same period in the prior year. The decrease in provision was primarily a result of improving historical charge off trends within the Bank’s two year look back period. The Bank has been proactive in the timely identification and charge off of problem loans.

Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following table details selected activity associated with the allowance for loan losses for the six months ended September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011
Beginning Balance	$14,615,198	$12,501,800
Provision	1,025,000	4,600,000
Charge-offs	(4,233,325)	(3,386,216)
Recoveries	239,286	63,849
Ending Balance	$11,646,159	$13,779,433

Non-Interest Income - Non-interest income decreased $102,000 or 3.7% to $2.7 million for the six months ended September 30, 2012, compared to $2.8 million for the six months ended September 30, 2011. The following table provides a detailed analysis of the changes in the components of non-interest income:

	Six Months Ended September 30,		Increase (Decrease)
	2012	2011	Amounts	Percent
Gain On Sale Of Investments	$428,494	$556,253	$(127,759)	(23.0)%
Gain On Sale Of Loans	310,476	229,684	80,792	35.2
Service Fees On Deposit Accounts	570,316	574,480	(4,164)	(0.7)
Income From Cash Value Of Life Insurance	210,000	210,000	-	-
Commissions From Insurance Agency	239,534	211,258	28,276	13.4
Trust Income	240,000	230,000	10,000	4.4
Mandatorily Redeemable Financial Instrument Valuation	-	50,000	(50,000)	(100.0)
Check Card Fee Income	401,803	392,793	9,010	2.3
Other	260,802	309,293	(48,491)	(15.7)
Total Non-Interest Income	$2,661,425	$2,763,761	$(102,336)	(3.7)%

Gain on sale of investments was $428,000 during the six months ended September 30, 2012 compared to $556,000 in the same period last year. The gain resulted from the sale of 51 investments during the period. Based on an analysis of the portfolio, the Company was able to maximize return by selling securities with short average lives as a result of call features or securities with adjustable rates scheduled to reprice down in the near future. The Company sold 29 investments during the six month period ended September 30, 2011. Gain on sale of loans increased $81,000 to $310,000 during the six months ended September 30, 2012 compared to $229.7 million for the same period last year as a result of an increase in the volume of fixed rate residential mortgages originated and sold.

Commissions from insurance agency increased $28,000 or 13.4% to $240,000 for the six months ended September 30, 2012 compared to $211,000 for the same period in 2011. The Bank has focused on promoting insurance products to increase non-interest income.

The Company recorded $50,000 in valuation income related to the mandatorily redeemable financial instrument during the six months ended September 30, 2011 compared to no expense for the six months ended September 30, 2012. The mandatorily redeemable financial instrument is reported at fair value on the Consolidated Balance Sheets with any resulting valuation adjustments included in earnings. On April 11, 2011, the Company eliminated the mandatorily redeemable shares of the Company’s common stock as a result of an investor’s purchase of these shares in a private transaction. In connection with the purchase of these shares, the redemption feature was eliminated. As a result, the Company no longer has the liability related to these shares on its Consolidated Balance Sheets.

Check card fee income increased $9,000 or 2.3% to $402,000 during the six months ended September 30, 2012 from $393,000 for the same period last year. Other income decreased $48,000 or 15.7% to $261,000 during the six months ended September 30, 2012 compared to $309,000 during the comparable period of 2011.

General And Administrative Expenses – For the six months ended September 30, 3012, general and administrative expenses increased $1.0 million or 9.8% to $11.4 million, compared to $10.4 million for the same period in 2011. The increase in non-

Security Federal Corporation and Subsidiaries
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

interest expense is primarily a result of an increase in the net costs associated with the operation of foreclosed properties including write downs on these properties. Without these costs, non-interest expense would have decreased $653,000 or 6.5% for the six months ended September 30, 2012 as compared to the same period in 2011. The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

	Six Months Ended September 30,		Increase (Decrease)
	2012	2011	Amounts	Percent
Salaries And Employee Benefits	$5,324,042	$5,579,212	$(255,170)	(4.6)%
Occupancy	996,955	951,168	45,787	4.8
Advertising	179,165	201,293	(22,128)	(11.0)
Depreciation And Maintenance Of Equipment	816,594	855,273	(38,679)	(4.5)
FDIC Insurance Premiums	338,122	556,912	(218,790)	(39.3)
Amortization of Intangibles	25,002	35,021	(10,019)	(28.6)
Net Cost Of Operation Of Other Real Estate Owned	1,963,405	297,840	1,665,565	559.2
Other	1,726,006	1,880,466	(154,460)	(8.2)
Total General And Administrative Expenses	$11,369,291	$10,357,185	$1,012,106	9.8%

Salary and employee benefits decreased $255,000 to $5.3 million for the six months ended September 30, 2012 from $5.6 million for the same period last year. This decrease was primarily the result of a decrease in full time equivalent employees during the period. As a result of increased efficiency and some attrition, the Company went from 214 full time employee equivalents at September 30, 2011 to 199 full time employee equivalents at September 30, 2012.

Occupancy increased $46,000 or 4.8% to $997,000 for the six months ended September 30, 2012 from $951,000 for the same period one year ago while depreciation and maintenance of equipment decreased $39,000 or 4.5% to $817,000 during the six months ended September 30, 2012 from $855,000 during the same period in 2011.

FDIC insurance premiums decreased $219,000 or 39.3% to $338,000 for the six month period ended September 30, 2012 compared to $557,000 for the same period a year ago as a result of a change in the calculation of the assessment base. The calculation changed from a deposit base to an asset base.

Net cost of operation of other real estate owned increased $1.7 or 559.2% to $2.0 million during the six months ended September 30, 2012 from $298,000 during the same period in 2011. The increase was primarily the result of an increase in write downs on foreclosed assets during the period. The Company wrote down other real estate owned by $1.7 million during the six months ended September 30, 2012 compared to $542,000 during the same period in 2011.

Other expenses decreased $154,000 to $1.7 million for the six month period ended September 30, 2012, a decrease of 8.2% when compared to the same period in the prior year. Other expenses include legal fees, consultant fees, and expenses associated with loan collection and workout efforts.

Provision For Income Taxes – The provision for income taxes increased $103,000 or 24.0% to $532,000 for the six months ended September 30, 2012 from $429,000 for the same period one year ago.  The Company’s combined federal and state effective income tax rate for the current period was 27.5% compared to 32.8% for the same period one year ago. The decrease in the effective income tax rate is the result of a decrease in the state income tax rate due to a charter conversion from a federally chartered stock savings bank to a South Carolina chartered commercial bank.

Current Developments – On August 6, 2012, the U.S. Treasury’s Community Development Financial Institutions Fund (“CDFI Fund”) announced its intention to award the Bank a grant totaling $1.5 million in recognition of its commitment to community development. The award is part of a CDFI program that recognizes organizations who serve low-income and distressed communities. The Bank has accepted the award and expects to receive the funds within the next quarter.

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

During the six months ended September 30, 2012 loan repayments exceeded loan disbursements resulting in a $25.5 million or 5.9% decrease in total net loans receivable.  During the six months ended September 30, 2012, deposits decreased $9.0 million and FHLB advances decreased $13.9 million.  The Bank had $164.8 million in additional borrowing capacity at the FHLB at the end of the period.  At September 30, 2012, the Bank had $196.3 million of certificates of deposit maturing within one year.  Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed on maturity.

At September 30, 2012, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action with total risk based, Tier 1 risk based and Tier 1 leverage ratios of 20.23%, 18.97% and 8.99%, respectively.  To be categorized as “well capitalized” the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively.  There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2012.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused lines of credit	$44	$165	$3,767	$3,976	$26,695	$30,671
Standby letters of credit	132	6	1,267	1,405	413	1,818
Total	$176	$171	$5,034	$5,381	$27,108	$32,489

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

For the six months ended September 30, 2012, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.73%.  For the year ended March 31, 2012, the interest rate spread was 2.98%.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that at September 30, 2012 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected or are reasonably likely to affect our internal controls over financial reporting

The Company does not expect that its disclosure controls and procedures will prevent all error and or fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

10.1	1993 Salary Continuation Agreements (7)
10.2	Amendment One to 1993 Salary Continuation Agreements (8)
10.3	Form of 2006 Salary Continuation Agreement (9)
10.4	1999 Stock Option Plan (10)
10.5	2002 Stock Option Plan (11)
10.6	2006 Stock Option Plan (12)
10.7	2008 Equity Incentive Plan (13)
10.8	Form of incentive stock option agreement and non-qualified stock option agreement pursuant to the 2006 Stock Option Plan (12)
10.9	2004 Employee Stock Purchase Plan (14)
10.10	Incentive Compensation Plan (7)
10.11	Form of Security Federal Bank Salary Continuation Agreement (9)
10.12	Form of Security Federal Split Dollar Agreement (9)
10.13	Form of Compensation Modification Agreement (5)
14	Code of Ethics (15)
25	Form T-1; Statement Eligibility of Trustee (6)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarterended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’Equity and Comprehensive Income; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements (16)

(1)	Filed on June 26, 1998, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 30, 2010.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 19, 2011.
(4)	Filed on August 12, 1987, as an exhibit to the Company’s Registration Statement on Form 8-A and incorporated herein by reference.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008.
(6)	Filed on July 13, 2009 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-160553) and incorporated herein by reference.
(7)	Filed on June 28, 1993, as an exhibit to the Company’s Annual Report on Form 10-KSB and incorporated herein by reference.

Security Federal Corporation and Subsidiaries

(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.
(9)	Filed on May 24, 2006 as an exhibit to the Company’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.
(10)	Filed on March 2, 2000, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference
(11)	Filed on January 3, 2003, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference.
(12)	Filed on August 22, 2006, as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-136813) and incorporated herein by reference.
(13)	Filed on November 12, 2008, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference.
(14)	Filed on June 18, 2004, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.
(15)	Filed on June 29, 2006, as an exhibit to the Company’s Annual Report on Form 10-K and incorporated herein by reference.
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

SECURITY FEDERAL CORPORATION

Date:	November __, 2012	By:	/s/ J. Chris Verenes
J. Chris Verenes
President & Chief Executive Officer
Duly Authorized Representative

Date:	November __, 2012	By:	/s/ Roy G. Lindburg
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
101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended  September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance  Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements