Form 10-KT
period 2012-12-31
SECURITY FEDERAL CORP
filed 2013-03-25
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________________
FORM 10-K

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from April 1, 2012 to December 31, 2012

Commission File Number: 0-16120

SECURITY FEDERAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

South Carolina	57-08580504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
238 Richland Avenue West, Aiken, South Carolina	29,801
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(803) 641-3000

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.01 per share
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES         NO    X

As of March 20, 2013, there were issued and outstanding 2,944,001 shares of the registrant's Common Stock, which are traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol "SFDL."  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of June 30, 2012, was $16.2 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant's Annual Report to Stockholders for the transition Fiscal Year Ended December 31, 2012. (Part II)

2.	Portions of the Registrant's Proxy Statement for the 2013 Annual Meeting of Stockholders. (Part III)

Forward-Looking Statements

This Form 10-K, including information included or incorporated by reference, contents, and future filings by Security Federal Corporation ("Company") on Form 10-Q, and Form 8-K, and future oral and written statements by the Company and its management may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements often include the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to:

•
the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be affected by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves;

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

•
legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital requirements, including changes as a result of Basel III, or other rules, and any changes in rules applicable to institutions participating in the U. S. Department of Treasury Community Development Capital Initiative;

•	our ability to attract and retain deposits;

•	further increases in premiums for deposit insurance;

•	our ability to control operating costs and expenses;

•	our ability to implement our business strategies;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	difficulties in reducing risk associated with the loans on our balance sheet;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

•	computer systems on which we depend could fail or experience a security breach;

•	our ability to retain key members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

•
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	the impact of new legislation, including the Jumpstart Our Business Startups Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the implementing regulations of these acts;

i

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

•	our ability to pay dividends on our common stock and preferred stock;

•	adverse changes in the securities markets;

•	inability of key third-party providers to perform their obligations to us;

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

As used throughout this report, the terms "we," "our, " or "us" refer to Security Federal Corporation and our consolidated subsidiary, Security Federal Bank.

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

As a South Carolina corporation, the Company is authorized to engage in any activity permitted by South Carolina General Corporation Law.  The Company is a one bank holding company.  Through the bank holding company structure, it is possible to expand the size and scope of the financial services offered beyond those currently offered by the Bank.  The holding company structure also provides the Company with greater flexibility than the Bank would have to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of financial institutions as well as other companies.  There are no current arrangements, understandings or agreements regarding any such acquisition.  Future activities of the Company, other than the continuing operations of Security Federal, will be funded through dividends from Security Federal and through borrowings from third parties.  See "Regulation - Regulation of the Company - Dividends" and "Taxation." Activities of the Company may also be funded through sales of additional securities or income generated by other activities of the Company.  At this time, there are no plans regarding sales of additional securities or other activities.

At December 31, 2012, the Company had assets of $890.4 million, deposits of $676.3 million and shareholders' equity of $82.6 million.

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

The principal business of Security Federal is accepting deposits from the general public and originating commercial real estate loans, commercial business loans, consumer loans, as well as mortgage loans to buy or refinance one-to-four family residential real estate.  The Bank also originates construction loans on single-family residences,  multi-family dwellings and projects, and commercial real estate, as well as loans for the acquisition, development and construction of residential subdivisions and commercial projects. In addition, the Bank operates Security Federal Trust and Investments, as a division of the Bank that offers trust, financial planning and financial management services.

Security Federal Bank has a wholly owned subsidiary, Security Federal Insurance, which is an insurance agency subsidiary that offers auto, business, health, and home insurance. Security Federal Insurance also has a wholly owned subsidiary, Collier Jennings Financial Corporation, which has three wholly owned subsidiaries: Security Federal Auto Insurance, The Auto Insurance Store Inc., and Security Federal Premium Pay Plans Inc.  Security Federal Premium Pay Plans Inc. has one wholly owned premium finance subsidiary and also has an ownership interest in four other premium finance subsidiaries.

Security Federal's income is derived primarily from interest and fees earned in connection with its lending activities, and its principal expenses are interest paid on savings deposits and borrowings and operating expenses.

Change in Fiscal Year
On January 17, 2013, the Board of Directors of the Company determined to change the Company's fiscal year end from March 31 to December 31. As a result of this change, this Transition Report on Form 10-K includes the financial information for the nine-month transition period from April 1, 2012 to December 31, 2012 ("Transition Period"). Subsequent to this Transition Report on Form 10-K, our Annual Reports on Form 10-K will cover the fiscal year from January 1 to December 31, with historical periods remaining unchanged.

Corporate Overview

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

The warrant issued to Treasury for the purchase of 137,966 shares of the Company's common stock in connection with the TARP CPP on December 19, 2008 remains outstanding.  For additional information regarding the CDCI transaction and the TARP CPP transaction, see Note 21 of the Notes to Consolidated Financial Statements contained in the 2012 Transitional Annual Report to Stockholders ("Annual Report").

Selected Consolidated Financial Information.  This information is incorporated by reference to page 7 of the Annual Report.

Yields Earned and Rates Paid.  This information is incorporated by reference to page 19 of the Annual Report.

Rate/Volume Analysis.  This information is incorporated by reference to page 18 of the Annual Report.

Lending Activities

General.  Security Federal's principal lending activities are making loans on commercial real estate and one-to-four family residential real estate. The Bank originates fixed rate residential real estate loans for sale in the secondary market and adjustable rate mortgage loans to be held in its portfolio.  The Bank also originates construction loans on single family residences, multi-family dwellings and commercial real estate, and loans for the acquisition, development and construction of residential subdivisions and commercial projects.   To a lesser extent, the Bank originates consumer loans and commercial business loans.

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

	At December 31,		At March 31,
	2012		2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in Thousands)
TYPE OF LOAN:
Real estate loans:
Residential real estate	$88,895	21.6%	$90,998	20.4%	$99,219	19.8%	$105,170	17.9%	$115,507	18.4%	$116,184	21.7%
Owner occupied residential construction	6,553	1.6	9,482	2.1	16,975	3.4	16,248	2.8	17,186	2.8	17,975	3.4
Total residential real estate loans	95,448	23.2	100,480	22.5	116,194	23.2	121,418	20.7	132,693	21.2	134,159	25.1
Commercial business	8,064	2.0	9,553	2.1	13,530	2.7	17,813	3.0	21,032	3.3	22,070	4.1
Commercial real estate	241,268	58.8	263,936	59.3	296,901	59.2	366,002	62.4	392,087	62.5	300,406	56.2
Multi-family	9,656	2.3	12,381	2.8	10,055	2.0	12,718	2.2	12,316	2.0	10,911	2.1
	258,988	63.1	285,870	64.2	320,486	63.9	396,533	67.6	425,435	67.8	333,387	62.4
Consumer loans:
Deposit account	942	0.2	926	0.2	869	0.2	985	0.2	757	0.1	1,569	0.3
Home equity lines	26,330	6.4	26,996	6.1	28,776	5.7	29,944	5.1	28,298	4.5	22,693	4.2
Consumer first and second mortgages	11,393	2.8	11,973	2.7	13,741	2.7	18,545	3.1	12,835	2.1	19,076	3.6
Premium finance	2,644	0.6	2,916	0.7	2,947	0.6	406	0.1	532	0.1	778	0.1
Other	15,286	3.7	15,874	3.6	18,530	3.7	18,646	3.2	26,603	4.2	22,716	4.3
Total consumer loans	56,595	13.7	58,685	13.3	64,863	12.9	68,526	11.7	69,025	11.0	66,832	12.5
Total loans	411,031	100.0%	445,035	100.0%	501,543	100.0%	586,477	100.0%	627,153	100.0%	534,378	100.0%
Less:
Loans in process	2,002		1,887		4,580		5,620		5,602		8,064
Deferred fees and discount	5		22		(10)		151		279		315
Allowance for loan losses	11,318		14,615		12,502		12,307		10,182		8,067
Total loans receivable	$397,706		$428,511		$484,471		$568,399		$611,090		$517,932

The following table sets forth information concerning the composition of the Bank's loan portfolio, including loans held for sale, in dollar amounts and in percentages by type of loan, and presents a reconciliation of total loans receivable before net items.

	At December 31,		At March 31,
	2012		2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in Thousands)
TYPE OF LOAN:
Fixed rate loans
Residential real estate	$15,479	3.8%	$13,511	3.0%	$15,435	3.1%	$11,488	2.0%	$13,738	2.2%	$12,036	2.3%
Commercial business and commercial real estate	208,604	50.7	226,407	50.9	251,766	50.2	280,702	47.9	239,076	38.1	154,558	28.9
Consumer	24,503	6.0	25,704	5.8	28,786	5.7	30,223	5.1	33,881	5.4	37,026	6.9
Total fixed rate loans	248,586	60.5	265,622	59.7	295,987	59.0	322,413	55.0	286,695	45.7	203,620	38.1
Adjustable rate loans
Residential real estate	79,969	19.5	86,969	19.5	100,759	20.1	109,930	18.7	118,955	19.0	122,123	22.9
Commercial business and commercial real estate	50,384	12.2	59,463	13.4	68,720	13.7	115,831	19.8	186,359	29.7	178,829	33.4
Consumer	32,092	7.8	32,981	7.4	36,077	7.2	38,303	6.5	35,144	5.6	29,806	5.6
Total adjustable rate loans	162,445	39.5	179,413	40.3	205,556	41.0	264,064	45.0	340,458	54.3	330,758	61.9
Total loans	411,031	100.0%	445,035	100.0%	501,543	100.0%	586,477	100.0%	627,153	100.0%	534,378	100.0%
Less
Loans in process	2,002		1,887		4,580		5,620		5,602		8,064
Deferred fees and discounts	5		22		(10)		151		279		315
Allowance for loan losses	11,318		14,615		12,502		12,307		10,182		8,067
Total loans receivable	$397,706		$428,511		$484,471		$568,399		$611,090		$517,932

The total amount of loans due after December 31, 2013, which have predetermined or fixed interest rates is $133.4 million, while the total amount of loans due after that date which have floating or adjustable interest rates is $137.0 million.

The following schedule illustrates the maturities of Security Federal's loan portfolio, including loans held for sale, at December 31, 2012.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period when the contract is due.  This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	At December 31, 2012
	Residential Real Estate	Residential/ Real Estate Construction Loans	Commercial Construction and Acquisition and Development Loans	Consumer	Commercial Business and Commercial Real Estate	Total
	(In Thousands)
Six months or less (1)	$4,907	$7,226	$5,743	$10,069	$43,497	$71,442
Over six months to one year	58	5,640	3,891	1,548	56,077	67,214
Over one year to three years	293	1,966	3,311	6,252	65,389	77,211
Over three to five years	248	101	—	5,125	35,771	41,245
Over five to ten years	1,321	—	—	7,250	14,972	23,543
Over ten years	82,068	—	1,790	26,351	18,165	128,374
Total (2)	$88,895	$14,933	$14,735	$56,595	$233,871	$409,029
___________

(1)	Includes demand loans, loans having no stated maturity, overdraft loans and equity line of credit loans.

(2)	Loan amounts are net of undisbursed funds for loans in process of $2.0 million.

Loan Originations/ Renewals, Purchases and Sales.  The following table shows the loan origination including renewals of previously funded loans, purchase, sale and repayment activities of the Bank for the periods indicated.

	Nine Months Ended December 31,	Years Ended March 31,
	2012	2012	2011	2010	2009	2008
		(In Thousands)
Originated/ Renewed:
Adjustable rate - residential real estate	$6,986	$17,051	$26,539	$27,644	$34,571	$47,432
Fixed rate - residential real estate (1)	24,136	37,862	74,776	65,229	48,689	39,268
Consumer	7,315	12,134	12,381	19,450	30,366	31,663
Commercial business and commercial real estate	113,629	192,809	200,459	289,246	350,505	311,839
Total consumer/commercial business real estate	120,944	204,943	212,840	308,696	380,871	343,502
Total loans originated	152,066	259,856	314,155	401,569	464,131	430,202
Purchased	—	—	—	—	—	15,618
Less:
Sold:
Fixed rate - residential real estate	22,037	40,356	73,971	67,779	45,273	38,502
Adjustable rate- residential real estate	725	—	—	—	—	—
Fixed rate - commercial real estate	996	—	—	—	—	4,695
Adjustable rate - commercial real estate	—	—	—	—	—	4,000
Principal repayments	162,312	276,007	325,119	374,466	326,083	315,108
Increase (decrease) in other items, net	(3,199)	(547)	(1,007)	2,015	(383)	1,622
Net increase (decrease)	$(30,805)	$(55,960)	$(83,928)	$(42,691)	$93,158	$81,893
___________

(1)	Includes newly originated fixed rate loans held for sale and construction/permanent loans converted to fixed rate loans and sold.

In addition to interest earned on loans, the Bank receives loan origination fees or "points" for originating loans.  Loan points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for the creation of the loan.  The Bank's loan origination fees are generally 1% on conventional residential mortgages, and 0.25% to 1% on commercial real estate loans and commercial business loans.  The total fee income (including amounts amortized to income as yield adjustments) for the nine months ended December 31, 2012 was $430,000.

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

	At or For the Nine Months Ended December 31,	At or For the Year Ended March 31,
	2012	2012	2011	2010
		(Dollars in Thousands)
Net deferred mortgage loan origination fees earned during the period (1)	$37	$72	$90	$88

Mortgage loan origination fees earned as a percentage of total portfolio mortgage loans originated during the period	0.5%	0.4%	0.3%	0.3%

Net deferred mortgage loan origination fees in loan portfolio at end of period	$33	$47	$77	$86
___________

(1)	Includes amounts amortized to interest income as yield adjustments; does not include fees earned on loans sold.

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

During the nine months ended December 31, 2012, Security Federal sold $22.0 million in fixed rate residential loans on a servicing released basis in the secondary market.  Loans closed but not yet settled with Freddie Mac or other investors, are carried in the Bank's "loans held for sale" portfolio.  At December 31, 2012, the Bank had $4.8 million of loans held for sale.  These loans are fixed rate residential loans that have been originated in the Bank's name and have closed.  Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Bank's customers.  Therefore, these loans present very little market risk for the Bank.  The Bank usually delivers to, and receives funding from, the investor within 30 days.  Security Federal originates all of its loans held for sale on a "best efforts" basis which means that the Bank suffers no penalty if it is unable to deliver a loan to a potential investor.

The Bank also originates and holds adjustable and fixed rate construction loans. The construction loans are for one year terms.  At December 31, 2012, the Bank held $6.6 million, or 1.6% of the total loan portfolio, in construction loans to individuals in its residential portfolio. Construction loans to individuals, also known as construction/permanent loans, generally have a construction period of one year or less where the borrower pays interest only during that period.  At the end of construction, the loan converts to a one year ARM or a three year/one year ARM.  At that time, the borrower also has a one time option to convert the loan to a fixed rate loan, which is then sold immediately to the secondary market. At December 31, 2012, the Bank also held approximately $9.9 million in longer term fixed rate residential mortgage loans.  These loans were 2.4% of the entire loan portfolio at December 31, 2012. The majority of these loans had converted from ARM  loans to fixed rate loans during the previous 60 months and had remaining maturities of 10 to 29 years.  The Bank no longer originates ARM loans with conversion features that are not sold on the secondary market upon conversion.

Loan Solicitation and Processing.  The Bank actively solicits mortgage loan applications from existing customers, real estate agents, builders, real estate developers and others.  The Bank also receives mortgage loan applications as a result of customer referrals and from walk-in customers.

Detailed loan applications are obtained to determine the borrower's creditworthiness and ability to repay.  The more significant items on loan applications are verified through the use of credit reports, financial statements and confirmations.  After analysis of the loan application and property or collateral involved, including an appraisal of the property (residential appraisals are obtained through independent fee appraisers), a lending decision is made in accordance with the underwriting guidelines of the Bank.  These guidelines are generally consistent with Freddie Mac and Fannie Mae guidelines for residential real estate loans.  With respect to commercial real estate loans, the Bank also reviews the capital adequacy of the business, the income potential of the property, the ability of the borrower to repay the loan and honor its other obligations, and general economic and industry conditions.

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

The general policy of Security Federal is to issue loan commitments to qualified borrowers for a specified time period.  These commitments are generally for a period of 45 days or less.  With management approval, commitments may be extended for up to 45 days.  As of December 31, 2012, Security Federal had no residential mortgage loan commitments for portfolio loans issued (excluding undisbursed portions of construction loans in process).  Security Federal had outstanding commitments available on all lines of credit (including letters of credit, commercial, undisbursed loans in process, home equity, VISA, and other consumer loans) totaling $38.2 million as of December 31, 2012.  See Note 19 of the Notes to Consolidated Financial Statements contained in the Annual Report.

Permanent Residential Mortgage Lending.  Permanent residential real estate mortgage loans constituted 21.6% of the Bank's total outstanding loan portfolio at December 31, 2012.

Security Federal offers a variety of ARMs which offer adjustable rates of interest, payments, loan balances or terms to maturity which vary according to specified indices.  The Bank's ARMs generally have a loan term of 15 to 30 years with initial rate adjustments every one, three, five or seven years during the term of the loan.  After the initial rate adjustment, the loan rate then adjusts annually.  Most of the Bank's ARMs contain a 200 basis point limit as to the maximum amount of change in the interest rate at any adjustment period and a 500 or 600 basis point limit over the life of the loan. The Bank generally originates ARMs to retain in its portfolio. These  loans are generally made consistent with Freddie Mac and Fannie Mae guidelines.  At December 31, 2012, residential ARMs totaled $80.0 million, or 19.5% of the Bank's loan portfolio.  For the nine months ended December 31, 2012, the Bank originated $31.1 million in residential real estate loans, 22.4% of which had adjustable rates of interest.

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

The Bank also provides construction financing for single family dwellings to owner-occupants.  Construction loans are generally made for periods of six months to one year with either adjustable or fixed rates.  At December 31, 2012, residential construction loans on one- to four-family dwellings to owner-occupants totaled $6.6 million, or 1.6%, of the Bank's loan portfolio. On loans of this type, the Bank seeks to evaluate the financial condition and prior performance of the builder, as well as the borrower's creditworthiness and his or her general ability to make principal and interest payments, and the value of the property that will secure the loan.  On construction loans offered to individuals (non-builders), the Bank offers a construction/permanent loan.  The construction portion of the loan has an adjustable rate (typically prime) or a fixed rate (typically prime plus  0.25%) during the construction period.  The borrower typically pays interest on the loan during the construction phase.  During recent years, because the prime rate was so low, the Bank added a floor of 5% to these construction loans. After construction, the loan then automatically converts to a one year ARM, three year/one year ARM, or five year/one year ARM loan.  The borrower also has the option, after the construction period only, to convert the loan to a fixed rate loan which the Bank then sells on the secondary market immediately on a servicing released basis.

Commercial Real Estate, Commercial Business and Multi-Family Loans.  The commercial business loans originated by the Bank are primarily secured by business equipment, furniture and fixtures, inventory and receivables, or are unsecured. At December 31, 2012, the Bank had $8.1 million, or 2.0%, of the Bank's total loan portfolio, in commercial business loans.  A total of $1.0 million, or 12.7% of these loans were unsecured at December 31, 2012.

The commercial real estate loans originated by the Bank are primarily secured by non-residential commercial properties, churches, hotels, residential developments, single family construction loans to builders for speculative or pre-sold homes, lot loans to builders, income property developments, and undeveloped land.  At December 31, 2012, the Bank had $241.3 million, or 58.8%, of the Bank's total loan portfolio, in commercial real estate loans. Included in these loans at December 31, 2012 was $11.2 million in acquisition and development loans with terms of typically two to three years. Also included in commercial real estate loans was $10.9 million in loans for the construction of single family dwellings to builders with a term of typically one year.

The multi-family loans originated by the Bank are primarily secured by commercial residential properties including apartment complexes, condominiums or townhouses, and loans for acquisition and development of, or improvements to multi-family residential properties. At December 31, 2012, the Bank had $9.7 million, or 2.3%, of the Bank's total loan portfolio, in multi-family loans.

The following table summarizes the Bank's commercial real estate, commercial business, and multi-family loans by geographic market area at December 31, 2012.

	Aiken County	Midlands, SC	Augusta, GA	Other	Total
	(In Thousands)
Commercial real estate	$83,021	$37,674	$42,982	$77,591	$241,268
Multi-family	2,204	1,507	2,962	2,983	9,656
Commercial business	3,396	1,224	1,995	1,449	8,064
Total	$88,621	$40,405	$47,939	$82,023	$258,988

Loans secured by commercial real estate are typically written for amortization terms of 10 to 20 years.  Commercial loans not secured by real estate are typically based on terms of three to 60 months.  Both commercial real estate loans and commercial business loans not secured by real estate can be originated on adjustable or fixed rate terms.  Adjustable rates are tied to the prime rate as quoted in The Wall Street Journal and typically adjust on a daily basis.  Since 2009, the Bank has instituted floors of typically 6% on newly originated adjustable rate commercial business and commercial real estate loans.  If ceilings are used, the loan will typically balloon in 60 months or less.  Fixed rate loans on commercial real estate usually balloon in 36 to 60 months.  Fixed rate loans on non-real estate collateral are generally amortizing in five years or less.

Commercial real estate lending entails significant additional credit risk when compared to residential lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers.  Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy.  The Bank has a maximum loan-to-value ratio limit of 65% to 75% for commercial real estate loans.   In order to minimize the risks associated with this type of loan, the Bank generally limits the maximum loan-to-value ratio to 65% to 75%, appraises the property at the time of the loan by appraisers designated by the Bank, and strictly scrutinizes the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. Although the creditworthiness of the business and its principals is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

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

Federal law restricts the Bank's permissible lending limits to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus.  At December 31, 2012, the Bank's legal lending limit under this restriction was $13.8 million.  At that date, the Bank's largest loan relationship to a single borrower was $12.0 million.  South Carolina law restricts the Bank's permissible lending limits to one borrower to 10% of unimpaired capital unless prior approval is granted by a two-thirds vote of the Board of Directors, in which case the limit is increased to 15% of unimpaired capital.  The Bank's lending limit at 10% of unimpaired capital was $9.2 million at December 31, 2012.

Consumer Loans.  The Bank originates consumer loans for any personal, family or household purpose, including the financing of home improvements, loans to individuals for residential lots for a future home, automobiles, boats, mobile homes, recreational vehicles and education.  The Bank also makes consumer first and second mortgage loans secured by residences.  These loans typically do not qualify for sale in the secondary market, but are generally not considered sub-prime lending. In addition, the Bank offers home equity lines of credit.  Home equity loans are secured by mortgage liens on the borrower's principal or second residence. Home equity lines are open end lines of credit where the borrowers pay a minimum of interest only monthly on drawn lines.  The terms are for a maximum period of 20 years and the rate is a variable rate tied to prime and floats monthly.  Margins range from zero to one percent.  In 2012, the Bank instituted a floor of 5% on new originations and a maximum loan-to-value ratio of 80% for first mortgages originated by Security Federal and 60% for first mortgages originated by other lenders. Previously, the maximum loan-to-value ratio was 90%, but was decreased because of the current economic environment.  At December 31, 2012, the Bank had $26.3 million of home equity lines of credit outstanding and $23.6 million of additional commitments of home equity lines of credit.  The Bank also makes secured and unsecured lines of credit available.  Although consumer loans involve a higher level of risk than one- to four-family residential mortgage loans, they generally provide higher yields and have shorter terms to maturity than one- to four-family residential mortgage loans.  At December 31, 2012, the Bank had total consumer loans of $56.6 million, or 13.8% of the Bank's loan portfolio.

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

The Bank also has a credit card program.  As of December 31, 2012, the Bank had issued 2,326 Visa credit cards with total approved credit lines of $7.0 million, of which $2.3 million was outstanding on that date.

Loan Delinquencies and Defaults

General.  The Bank's collection procedures provide that when a real estate loan is approximately 20 days past due, the borrower is contacted by mail and payment is requested.  If the delinquency continues for another 10 days, subsequent efforts are made to contact the delinquent borrower and establish a program to bring the loan current.  In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs.  If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates foreclosure proceedings after the customer has been notified by certified mail.  The Bank institutes the same collection procedure for its commercial real estate loans.  At December 31, 2012, the Bank had property acquired as the result of foreclosures and other property repossessed classified as repossessed assets valued at $6.8 million.

Delinquent Loans.  The following table sets forth information concerning delinquent loans at December 31, 2012.  The amounts presented represent the total remaining principal balances of the delinquent loans (before specific reserves for losses), rather than the actual payment amounts which are overdue.

	Real Estate				Non-Real Estate
	Residential		Commercial		Consumer		Commercial Business
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Total
Loans delinquent for:	(Dollars in Thousands, number of loans are actual)
30 - 59 days	—	$—	26	$2,432	60	$1,863	8	$445	$4,740
60 - 89 days	16	1,795	8	4,852	19	212	3	36	6,895
90 days and over	26	3,758	51	13,913	20	646	3	87	18,404
Total delinquent loans	42	$5,553	85	$21,197	99	$2,721	14	$568	$30,039

Classified Assets.  Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as "substandard," "doubtful" or "loss" assets.  The regulations require commercial banks to classify their own assets and to establish prudent general allowances for loan losses for assets classified "substandard" or "doubtful."  For the portion of assets classified as "loss," an institution is required to either establish specific allowances of 100% of the amount classified or charge off such amount.  In addition, the State Board and/or FDIC may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general quality of the asset portfolio of a Bank.  See "Regulation - Regulation of the Bank." Assets which do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are designated "special mention" by management.

At December 31, 2012, $48.0 million, or 11.7%, of the Bank's loans were classified "substandard" compared to $55.0 million, or 12.4%, at March 31, 2012. At December 31, 2012, $18.4 million were classified as "special mention" compared to $20.4 million at March 31, 2012. At December 31, 2012 $32.6 million were classified as “caution” compared to $22.5 million at March 31, 2012. The Bank had no loans classified as "doubtful" or "loss" at December 31, 2012 and March 31, 2012. As of December 31, 2012, there were loans totaling $10.4 million which were troubled debt restructurings compared to $18.0 million at March 31, 2012.  The Bank's policy is to classify all troubled debt restructurings as substandard.  The Bank's classification of assets is consistent with FDIC regulatory classifications.

Non-performing Assets.  Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful.  In addition, all loans are placed on non-accrual status when the loan becomes 90 days or more contractually delinquent.  All consumer loans more than 90 days delinquent are charged against the consumer loan allowance for loan losses unless there is adequate collateral which is in the process of being repossessed or foreclosed on.  At December 31, 2012, the Bank had $10.4 million in troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rate.  Other loans of concern are those loans (not delinquent more than 60 days) that management has determined need to be closely monitored as the potential exists for increased risk on these loans in the future.  Non-performing loans are reviewed monthly on a loan by loan basis.  Charge-offs, whether partial or in full, associated with these loans will vary based on estimates of recovery for each loan.

The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio.

	At December 31,	At March 31,
	2012	2012	2011	2010	2009	2008
		(Dollars in Thousands)
Loans Delinquent 60 to 89 Days:
Residential	$1,795	$742	$—	$559	$621	$94
Consumer	212	352	197	925	124	54
Commercial business	36	209	133	1	29	8
Commercial real estate	4,852	4,684	2,709	2,724	3,560	1,031
Total	$6,895	$5,987	$3,039	$4,209	$4,334	$1,187
Total as a percentage of total assets	0.77%	0.65%	0.33%	0.44%	0.44%	0.14%
Non-Accruing Loans Delinquent 90 Days or More:
Residential	$3,758	$3,639	$1,810	$4,344	$1,112	$609
Consumer	646	620	1,194	703	956	416
Commercial business	87	21	172	699	2,808	3,826
Commercial real estate	13,913	18,378	9,337	25,480	8,044	1,168
Total	$18,404	$22,658	$12,513	$31,226	$12,920	$6,019
Total as a percentage of total assets	2.07%	2.45%	1.34%	3.27%	1.31%	0.72%
Troubled debt restructurings	$10,410	$18,029	$12,197	$336	$652	$187
Repossessed assets	$6,754	$14,160	$14,434	$10,773	$1,985	$767
Allowance for loan losses	$11,318	$14,615	$12,502	$12,307	$10,182	$8,067

Non-performing commercial real estate loans decreased $4.5 million to $13.9 million at December 31, 2012 from $18.4 million at March 31, 2012. The balance in non-performing commercial real estate loans at December 31, 2012 consisted of 51 loans to 32 borrowers with an average loan balance of $273,000 compared to 39 loans to 26 borrowers with an average loan balance of $471,000 at March 31, 2012.

Included in the commercial real estate category, $2.4 million consisted of one loan secured by a hotel located on the coast of South Carolina.  Of the remaining non-performing commercial real estate category, $3.0 million consisted of nine loans secured by commercial buildings to eight separate borrowers; $2.8 million consisted of 19 loans secured by builder lots or speculative houses in varying degrees of completion throughout South Carolina to nine separate borrowers; $893,000 consisted of seven loans secured by raw land to six separate borrowers; $769,000 consisted of three loans to two separate borrowers for the acquisition and development of two subdivisions; and $624,000 consisted of one loan secured by a church in South Carolina. The majority of the remaining loans in the commercial real estate category were secured by first mortgages on one to four family residential properties.

At December 31, 2012, there were no accruing loans equal to or more than 90 days delinquent. For the nine months ended December 31, 2012, the interest income that was not recognized and would have been recognized with respect to non-accruing loans, had such loans been current in accordance with their original terms and with respect to troubled debt restructurings, had such loans been current in accordance with their original terms, totaled $771,000 compared to $964,000 for the year ended March 31, 2012.  For the nine months ended December 31, 2012 actual interest recorded on these loans amounted to $461,000 compared to $739,000 for the year ended March 31, 2012.

Also included in non-accruing loans at December 31, 2012 were 26 residential real estate loans totaling $3.8 million, three commercial business loan relationships totaling $87,000 and 20 consumer loans totaling $646,000.  Of the 20 consumer loans on non-accrual status at December 31, 2012, no loan or total relationship exceeded $124,000.  Of the three commercial business loan relationships on non-accrual status at December 31, 2012, no loan or total loan relationship exceeded $41,000.

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

During the nine months ended December 31, 2012, the Bank modified one loan that was considered to be a TDR. The Bank had 20 loans totaling $10.4 million at December 31, 2012 which were TDRs compared to 28 loans totaling $18.0 million at March 31, 2012. The 20 TDRs consisted of one consumer loan secured by a first mortgage on a residential dwelling and two automobiles totaling $71,000, one consumer auto loan totaling $12,000 and one jumbo mortgage loan totaling $710,000. The remaining 17 restructurings consisted of 16 commercial real estate loans to six separate borrowers and one unsecured commercial loan. The commercial real estate loans were secured primarily by first mortgages on six single family residences and one lot, five commercial buildings, and two parcels of land.

Six of the TDRs to two borrowers totaling $2.8 million were subsequently in default at December 31, 2012. The Bank considers any loan 30 days or more past due to be in default.

Potential Problem Loans. Potential problem loans include loans not included as non-accrual loans or TDRs where management has become aware of information regarding possible credit issues for borrowers that could potentially cause doubt about their ability to comply with current repayment terms. At December 31, 2012 and March 31, 2012, the Bank had identified $22.4 million and $23.7 million, respectively, of potential problem loans through its internal loan review procedures.

Repossessed Assets.  Repossessed assets acquired in settlement of loans were $6.8 million at December 31, 2012 and consisted of the following 37 real estate properties: seven single-family residences and 17 lots within residential subdivisions located throughout our market area in South Carolina and Georgia; four parcels of land in South Carolina; four commercial buildings in South Carolina and one commercial building in Augusta, Georgia; a 40 lot subdivision development and adjacent 17 acres of land in Columbia, South Carolina; eight lots within a subdivision and adjacent 22.96 acres of land in Aiken, South Carolina; an eight acre subdivision in Elgin, South Carolina; and 34.8 acres of land in Bluffton, South Carolina which was originally acquired as a participation loan from another financial institution.

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

At December 31, 2012, the allowance for loan losses or reserve was $11.3 million.  In determining the adequacy of the reserve for loan losses, management reviews past experience of loan charge-offs, the level of past due and non-accrual loans, the size and mix of the portfolio, general economic conditions in the market area, and individual loans to identify potential credit problems.  Commercial business, commercial real estate and consumer loans have increased to $315.6 million, or 76.8% of the Bank's total loan portfolio at December 31, 2012.  Although these types of loans carry a higher level of credit risk than conventional residential mortgage loans, the level of reserves reflects management's continuing evaluation of this risk based on the Bank's past loss experience.  At December 31, 2012, the Bank's ratio of loans delinquent more than 60 days to total assets was 2.8%.  The reserve is management's best estimate for offsetting risk for our estimated possible losses. There can be no guarantee that the estimate is adequate or accurate.  Management believes that reserves for loan losses are at a level adequate to provide for inherent loan losses.  Although management believes that it has considered all relevant factors in its estimation of future losses, future adjustments to reserves may be necessary if conditions change substantially from the assumptions used in making the original estimations.  Regulators will from time to time evaluate the allowance for loan losses which is subject to adjustment based upon the information available to the regulators at the time of their examinations.

At December 31, 2012, the Bank had no allowance for losses on real estate owned because at the time a property is transferred to real estate owned, the Bank writes the property down to the appraised value less estimated costs to sell the property.  Because of this practice, an allowance is not necessary.

The following table sets forth an analysis of the Bank's allowance for loan losses.

	At December 31,		At March 31,
	2012	2011	2012	2011	2010	2009	2008
			(Dollars in Thousands)
Balance at beginning of period	$14,615	$12,502	$12,502	$12,307	$10,182	$8,067	$7,297
Provision for loan losses	1,975	6,700	8,650	7,800	8,155	2,825	895
Charge-offs:
Residential real estate	647	298	564	1,010	283	37	15
Commercial business and commercial real estate	6,488	4,539	4,830	6,524	5,380	370	146
Consumer	287	189	1,250	583	405	338	89
Total charge-offs	7,422	5,026	6,644	8,117	6,068	745	250
Recoveries:
Residential real estate	57	—	—	125	3	—	1
Commercial business and commercial real estate	2,075	50	51	318	6	15	83
Consumer	18	35	56	68	29	20	41
Total recoveries	2,150	85	107	511	38	35	125
Balance at end of period	$11,318	$14,261	$14,615	$12,502	$12,307	$10,182	$8,067
Ratio of net charge-offs during the period to average loans outstanding during the period (1)	1.72%	1.41%	1.43%	1.42%	1.01%	0.12%	0.03%
(1) Annualized for the nine month periods ended December 31, 2012 and 2011

The distribution of the Bank's allowance for loan losses at the dates indicated is summarized in the following table.  The entire allowance is available to absorb losses from all loan categories.

	At December 31,		At March 31,
	2012		2012		2011		2010		2009		2008
	Amount	% of Loans in Each Cate-gory to Total Loans	Amount	% of Loans in Each Cate-gory to Total Loans	Amount	% of Loans in Each Cate-gory to Total Loans	Amount	% of Loans in Each Cate-gory to Total Loans	Amount	% of Loans in Each Cate-gory to Total Loans	Amount	% of Loans in Each Cate-gory to Total Loans
			(Dollars in Thousands)
Residential	$1,522	23.2%	$1,929	22.6%	$1,703	23.2%	$2,044	20.7%	$712	21.2%	$665	25.1%
Consumer	1,001	13.7	1,498	13.2	1,122	12.9	1,039	11.7	3,659	11.0	3,712	12.5
Commercial business	619	2.0	645	2.1	924	2.7	714	3.0	1,571	3.3	244	4.1
Commercial real estate	8,176	61.1	10,543	62.1	8,753	61.2	8,510	64.6	4,240	64.5	3,446	58.3
Total	$11,318	100.0%	$14,615	100.0%	$12,502	100.0%	$12,307	100.0%	$10,182	100.0%	$8,067	100.0%

Service Corporation

At December 31, 2012, Security Federal's net investment in its service corporations (including loans to service corporations) totaled $3.9 million.  In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a commercial bank may engage in directly.

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

	At December 31,	At March 31,
	2012	2012	2011	2010
		(In Thousands)
Interest bearing deposit at FHLB	$226	$577	$268	$167
Certificates of deposits at a financial institutions	1,729	1,727	100	—
Total	$1,955	$2,304	$368	$167

Investment Securities:
Available for Sale:
FHLB securities	$6,165	$2,699	$14,209	$9,370
Federal Farm Credit Bank securities	—	—	2,007	4,209
Fannie Mae bonds	—	—	7,730	4,965
Freddie Mac bonds	—	2,922	3,931	998
Small Business Administration bonds	96,462	86,279	64,710	37,186
Taxable municipal bonds	—	—	4,472	3,226
Tax exempt municipal bonds	37,482	24,126	2,035	—
Equity securities	75	75	79	72
Total securities available for sale	140,184	116,101	99,173	60,026

Held to Maturity:
FHLB securities	7,996	11,555	10,040	4,000
Federal Farm Credit Bank securities	6,796	1,999	—	—
Fannie Mae bonds	2,022	2,992	—	—
Freddie Mac bonds	1,998	3,991	—	—
Small Business Administration bonds	5,866	3,251	3,856	4,482
Equity securities	155	155	155	155
Total securities held to maturity	24,833	23,943	14,051	8,637

Total securities (1)	165,017	140,044	113,592	68,663
FHLB stock	6,179	8,471	11,267	12,624

Total securities and FHLB stock (1)	$171,196	$148,515	$124,859	$81,287
___________
(1)      Does not include mortgage-backed securities.

At December 31, 2012, the Company did not have any investment securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total book value in excess of 10% of its shareholders' equity. SBA bonds are backed by the full faith and credit of the U.S. government and carry a zero percent risk base when calculating risk based assets for regulatory capital purposes.

FHLB securities, Federal Farm Credit Bank securities, Fannie Mae bonds and Freddie Mac bonds are all securities that are issued by government sponsored enterprises ("GSEs").  GSE securities are not backed by the full faith and credit of the United States government.

The following table sets forth the maturities or repricing of investment securities, not including mortgage-backed securities, and FHLB stock at December 31, 2012, and the weighted average yields of such securities and FHLB stock (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).  Tax equivalent yields on tax exempt municipal bonds are calculated using a 34% tax rate.  Callable securities are shown at their likely call dates based on current interest rates.  The table was prepared using amortized cost.  Small Business Administration securities are based on maturity dates without the effect of scheduled payments or anticipated prepayments.

	Maturing or Repricing
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
U.S. Government sponsored enterprises	$4,998	4.06%	$19,930	1.57%	$—	—%	$—	—%
Small Business Administration bonds	66,077	1.98	5,536	3.52	15,466	2.89	12,939	3.83
Tax exempt municipal bonds	—	—	3,274	3.45	29,266	3.82	3,232	5.55
FHLB stock (1)	6,179	2.43	—	—	—	—	—	—
Other equity securities	258	1.29	—	—	—	—	—	—
Total (2)	$77,512	2.15%	$28,740	2.16%	$44,732	3.50%	$16,171	4.18%
___________
(1)   FHLB stock has no stated maturity date.
(2)   Excludes mortgage-backed securities totaling $258.0 million with a yield of 2.85%.

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

	At December 31,	At March 31,
	2012	2012	2011	2010
		(In Thousands)
Available for sale:
Freddie Mac	$28,560	$41,047	$47,452	$46,248
Fannie Mae	45,002	47,510	44,114	53,576
Ginnie Mae	141,170	149,297	148,515	132,411
Total	$214,732	$237,854	$240,081	$232,235
Held to maturity:
Freddie Mac	4,060	$1,548	$2,581	$4,168
Fannie Mae	—	—	—	388
Ginnie Mae	47,179	42,185	16,533	5,593
Total	$51,239	$43,733	$19,114	$10,149

At December 31, 2012, the Company did not have any mortgage-backed securities (exclusive of obligations of agencies of the U.S. Government) issued by any one entity with a total book value in excess of 10% of shareholders equity.

Freddie Mac and Fannie Mae mortgage-backed securities are GSE issued securities.  GSE securities are not backed by the full faith and credit of the United States government.  Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the United States government.

For information regarding the market values of Security Federal's mortgage-backed securities portfolio, see Note 2 and 3 of the Notes to Consolidated Financial Statements contained in the Annual Report.

The following table sets forth the final maturities or initial repricings, whichever occurs first, and the weighted average yields of the mortgage-backed securities at December 31, 2012.  Not considered in the preparation of the table below is the effect of scheduled payments or anticipated prepayments.  The table is prepared using amortized cost.

	The Earliest of Maturing or Repricing								At December 31, 2012
	Less Than 1 Year		1 to 5 Years		5 to 10 Years		Over Ten Years		Balance Outstanding
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Fannie Mae	$1,704	4.58%	$1,762	5.22%	$3,299	2.20%	$37,277	2.76%	$44,042	2.89%
Freddie Mac	23	4.50	714	5.06	2,829	5.28	27,955	3.00	31,521	3.25
Ginnie Mae	36,714	1.11	38	6.00	14,840	3.75	130,878	3.13	182,470	2.77
Total	$38,441	1.26%	$2,514	5.19%	$20,968	3.71%	$196,110	3.04%	$258,033	2.85%

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

At December 31, 2012, the Bank had $22.6 million in brokered deposits.   The Bank believes that, based on its experience over the past several years, its savings and transaction accounts are stable sources of deposits.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs for the periods indicated.

	At December 31,		At March 31,
	2012		2012		2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
			(Dollars in Thousands)
Interest Rate Range for fiscal 2012:
Savings accounts 0% - 0.20%	$22,411	3.3%	$22,349	3.2%	$20,583	3.0%	$18,991	2.7%
NOW and other transaction accounts 0% - 0.20%	126,741	18.7	124,750	17.9	117,077	17.0	109,086	15.7
Money market funds 0.20% - 0.40%	234,383	34.7	224,196	32.2	194,560	28.1	173,905	25.1
Total non-certificates	$383,535	56.7%	$371,295	53.3%	$332,220	48.1%	$301,982	43.5%

Certificates:
0.00-1.99%	$255,423	37.8%	$267,556	38.4%	$239,078	34.6%	$118,797	17.1%
2.00-2.99%	32,975	4.9	49,261	7.1	107,387	15.6	255,352	36.8
3.00-3.99%	2,381	0.3	2,937	0.4	3,307	0.5	4,572	0.7
4.00-4.99%	1,523	0.2	4,022	0.6	5,272	0.8	8,818	1.2
5.00-5.99%	502	0.1	1,130	0.2	3,093	0.4	4,731	0.7
Total certificates	292,804	43.3%	324,906	46.7%	358,137	51.9%	392,270	56.5%
Total deposits	$676,339	100.0%	$696,201	100.0%	$690,357	100.0%	$694,252	100.0%

The Bank relies to a limited extent upon locally obtained Jumbo CDs to maintain its deposit levels.  At December 31, 2012, Jumbo CDs constituted $139.9 million or 20.7% of the Bank's total deposits.  At December 31, 2012, the Bank held $11.7 million in public funds which consisted of $3.8 million in certificates of deposit and $7.9 million in demand deposit accounts.

The following table sets forth the deposit flows at the Bank during the periods indicated.

	Nine Months Ended December 31,	Years Ended March 31,
	2012	2012	2011	2010
		(Dollars in Thousands)
Opening balance	$696,201	$690,357	$694,252	$661,714
Net deposits	(19,862)	5,844	(3,895)	32,538
Ending balance	676,339	696,201	690,357	694,252
Net increase (decrease)	$(19,862)	$5,844	$(3,895)	$32,538
Percent increase (decrease)	(2.85)%	0.85%	(0.60)%	4.9%

The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 2012.

	0- 1.99%	2.00- 2.99	3.00- 3.99	4.00- 4.99	5.00- 5.99	Total
Certificate accounts maturing in quarter ending:		(In Thousands)
March 31, 2013	$53,892	$809	$346	$235	$—	$55,282
June 30, 2013	45,801	748	312	373	—	47,234
September 30, 2013	46,901	914	117	339	502	48,773
December 31, 2013	29,196	694	306	576	—	30,772
March 31, 2014	24,601	2,829	124	—	—	27,554
June 30, 2014	17,818	883	207	—	—	18,908
September 30, 2014	2,664	1,146	798	—	—	4,608
December 31, 2014	2,364	1,956	—	—	—	4,320
March 31, 2015	3,581	4,420	171	—	—	8,172
June 30, 2015	956	1,789	—	—	—	2,745
September 30, 2015	524	3,675	—	—	—	4,199
December 31, 2015	3,258	3,799	—	—	—	7,057
Thereafter	23,867	9,313	—	—	—	33,180
Total	$255,423	$32,975	$2,381	$1,523	$502	$292,804

The following table indicates the amount of the Bank's deposits of $100,000 or more by time remaining until maturity at December 31, 2012.

	Certificates of Deposit	Savings, NOW and Money Market Accounts
	(In Thousands)
Maturity Period
Three months or less	$24,650	$383,535
Over three through six months	18,517	—
Over six through twelve month	34,168	—
Over twelve months	62,538	—
Total	$139,873	$383,535

Borrowings

As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions.  At December 31, 2012, the Bank had $105.3 million in outstanding advances from the FHLB of Atlanta.   See Note 10 of  the Notes to Consolidated Financial Statements contained in the Annual Report for information regarding the maturities and rate structure of the Bank's FHLB advances.  Federal law contains certain collateral requirements for FHLB advances.  See "Regulation - Regulation of the Bank - Federal Home Loan Bank System."

At December 31, 2012, the Company had $5.2 million in junior subordinated debentures.  The debentures accrue and pay distributions annually at a rate per annum equal to 2.01% at December 31, 2012.  Prior to September 2011 one-half of the debentures had a fixed rate of 6.88% and the remaining had a floating rate of three-month LIBOR plus 170 points.  After September 2011, the rate is strictly a floating rate of three-month LIBOR plus 170 points as the fixed rate expired and converted to a floating rate. The debentures were callable by the Company in September 2011, and quarterly thereafter, with a final maturity date of December 15, 2036.  See Note 11 of the Notes to Consolidated Financial Statements contained in the Annual Report for more information.

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

	Nine Months Ended December 31,	Years Ended March 31,
	2012	2012	2011	2010
	(In Thousands)
Maximum Balance:
FHLB advances	$113,168	$141,484	$168,833	$228,997
Other borrowings	10,226	11,669	12,343	61,337
Junior subordinated debentures	5,155	5,155	5,155	5,155
Senior convertible debentures	6,084	6,084	6,084	6,084

Average Balance:
FHLB advances	$110,380	$127,411	$144,008	$185,499
Other borrowings	9,669	10,423	11,713	41,749
Junior subordinated debentures	5,155	5,155	5,155	5,155
Senior convertible debentures	6,084	6,084	6,084	2,017

At December 31, 2012, the Bank had $9.3 million in retail purchase agreements with an average rate of 0.20%.  These repurchase agreements are included in "Other Borrowings" in the Consolidated Financial Statements included in the Annual Report and in the table above.

The following table sets forth information as to the Bank's borrowings and the weighted average interest rates thereon at the dates indicated.

	At December 31,	At March 31,
	2012	2012	2011	2010
		(Dollars in Thousands)
Balance:
FHLB advances	$105,257	$122,070	$138,136	$164,004
Other borrowings	9,317	9,801	11,195	12,060
Junior subordinated debentures	5,155	5,155	5,155	5,155
Senior convertible debentures	6,084	6,084	6,084	6,084

Weighted Average Interest Rate at Fiscal Year End:
FHLB advances	3.72%	3.62%	3.57%	3.71%
Other borrowings	0.20	0.25	0.40	0.80
Junior subordinated debentures	2.01	2.17	4.45	4.42
Senior convertible debentures	8.00	8.00	8.00	8.00

During Fiscal Year:
FHLB advances	3.97%	3.86%	3.92%	3.39%
Other borrowings	0.25	0.37	0.53	0.60
Junior subordinated debentures	2.17	3.24	4.53	4.64
Senior convertible debentures	8.00	8.00	8.00	7.98

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

Personnel

At December 31, 2012, the Company employed 196 full-time and 20 part-time employees.  The Bank employees are not represented by any collective bargaining agreement.  Management of the Bank considers its relations with its employees to be good.

Executive Officers.

The following table sets forth information regarding the executive officers of the Company and the Bank.

	Age at December 31,	Position
Name	2012	Company	Bank
J. Chris Verenes	56	President and Chief Executive Officer	Chief Executive Officer and Chairman of the Board
Timothy W. Simmons	67	Chairman of the Board	—
Roy G. Lindburg	52	Chief Financial Officer	Chief Financial Officer
Frank M. Thomas, Jr.	65	—	President

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

Timothy W. Simmons has served as Chairman of the Board since October 2011.  He served as President and Chief Executive Officer of the Company from 1987 and 1994, respectively, until his retirement on January 1, 2012.  Mr. Simmons was elected President and Chief Operating Officer of the Bank in January 1987 and served in these capacities from March 1987 to December 2001.  In May 1988, Mr. Simmons became Chief Executive Officer of the Bank and in January 2002, he was elected Chairman of the Bank's Board of Directors, positions he held until his retirement in December 2010.

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

REGULATION

The following is a brief description of certain laws and regulations which are applicable to the Company and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations. Legislation is introduced from time to time in the United States Congress ("Congress") that may affect the Company's and the Bank's operations. In addition, the regulations governing the Company and the Bank may be amended from time to time by the State Board, the FDIC, the Federal Reserve or the SEC, as appropriate. Any such legislation or regulatory changes in the future could have an adverse effect on our operations and financial condition. We cannot predict whether any such changes may occur.

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

New Legislation.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). The Dodd-Frank Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. The following discussion summarizes significant aspects of the Dodd-Frank Act that may affect the Bank and the Company. For certain of these changes, implementing regulations have not been promulgated, so we cannot determine the full impact of the Dodd-Frank Act on our business and operations at this time.

The following aspects of the Dodd-Frank Act are related to the operations of the Bank:

•    The Consumer Financial Protection Bureau ("CFPB"), an independent consumer compliance regulatory agency within the Federal Reserve has been established. The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority over financial institutions with total assets of over $10 billion with respect to both new and existing consumer financial protection laws. Financial institutions with assets of less than $10 billion, like the Bank, will continue to be subject to supervision and enforcement by their primary federal banking regulator with respect to federal consumer financial protection laws. The CFPB also has authority to promulgate new consumer financial protection regulations and amend existing consumer financial protection regulations;

•    The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries;

•    The prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011;

•    Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts was extended through December 31, 2012;

•    The deposit insurance assessment base for FDIC insurance is the depository institution's average consolidated total assets less the average tangible equity during the assessment period; and

•    The minimum reserve ratio of the FDIC's Deposit Insurance Fund ("DIF") increased to 1.35 percent of estimated annual insured deposits or the comparable percentage of the assessment base; however, the FDIC is directed to "offset the effect" of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion. Pursuant to the Dodd-Frank Act, the FDIC recently issued a rule setting a designated reserve ratio at 2.0% of insured deposits.

The following aspects of the Dodd-Frank Act are related to the operations of the Company:

•    Tier 1 capital treatment for "hybrid" capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules. The federal banking agencies must promulgate new rules on regulatory capital within 18 months from July 21, 2010, for both depository institutions and their holding companies, to include leverage capital and risk-based capital measures at least as stringent as those now applicable to the Bank under the prompt corrective action regulations;

•    Public companies are required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a "say on pay" vote every one, two or three years;

•    A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments;

•    Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain "significant" matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant;

•    Stock exchanges are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information;

•    Disclosure in annual proxy materials is required concerning the relationship between the executive compensation paid and the financial performance of the issuer;

•    Item 402 of Regulation S-K is amended to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees; and

•    Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administer the home financing credit function of financial institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. At December 31, 2012, the Bank had $105.3 million of outstanding advances from the FHLB of Atlanta under an available credit facility of $271.1 million, which is limited to available collateral. See "Business - Sources of Funds - Borrowings."

As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta. At December 31, 2012, the Bank had $6.2 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. These dividend yields have averaged 1.94% for the nine months ended December 31, 2012 and were 0.84% and 1.08% for the fiscal years ended March 31, 2012 and 2011, respectively.

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

Federal Deposit Insurance Corporation. The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for the nine months ended December 31, 2012 were $514,000.

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

As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012. The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments were measured at the institution's assessment rate as of September 30, 2009, with a uniform increase of three basis points effective January 1, 2011, and were based on the institution's assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.

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

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%. The FDIC has not yet announced how it will implement this offset. In addition to the statutory minimum ratio the FDIC must designate a reserve ratio, known as the designated reserve ratio ("DRR"), which may exceed the statutory minimum. The FDIC has established 2.0% as the DRR. In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to fund the costs of failed thrifts in the 1980s. For the quarterly period ended March 31, 2012, the Financing Corporation assessment equaled 0.660 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019. For the nine months ended December 31, 2012, the Bank incurred $41,000 in FICO assessments.

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

At December 31, 2012, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC. For additional information, see Note 15 of the Notes to Consolidated Financial Statements included in the Annual Report.

Capital Requirements. Federally insured financial institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. FDIC regulations recognize two types, or tiers, of capital: core (Tier 1) capital and supplementary (Tier 2) capital. Tier 1 capital generally includes common stockholders' equity and qualifying noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is limited to 100% of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50% of Tier 1 capital.

The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 3% to 4% of total assets. At December 31, 2012, the Bank had a Tier 1 leverage capital ratio of 9.1%. The FDIC retains the right to require an institution to maintain a higher capital level based on an institution's particular risk profile.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight based on the relative risk of the category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect the bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks. At December 31, 2012, the Bank had a Tier 1 risk-based capital ratio of 19.5% and a total risk-based capital ratio of 20.7%.

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

New Proposed Capital Rules. On June 7, 2012, the Federal Reserve and FDIC approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The proposed rules implement the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act. "Basel III" refers to various documents released by the Basel Committee on Banking Supervision. The proposed rules were subject to a public comment period that has expired and there is no date set for the adoption of final rules.

The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definitions of what constitutes "capital" for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The proposed rules would also establish a "capital conservation buffer" of 2.5% above each of the new regulatory minimum capital ratios which would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The proposed rules also implement other revisions to the current capital rules such as recognition of all unrealized gains and losses on available for sale debt and equity securities, and provide that instruments that will no longer qualify as capital would be phased out over time.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Under the prompt corrective action requirements, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as "well capitalized": (i) a new common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from the current rules).

The proposed rules set forth certain changes for the calculation of risk-weighted assets, which the Bank would be required to utilize beginning January 1, 2015. The proposed rule utilizes an increased number of credit risk and other exposure categories and risk weights, and also addresses: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; and (iv) revised capital treatment for derivatives and repo-style transactions.

In particular, the proposed rules would expand the risk-weighting categories from the current four categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures. Higher risk weights would apply to a variety of exposure categories. Specifics include, among others:

•    Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•    For residential mortgage exposures, the current approach of a 50% risk weight for high-quality seasoned mortgages and a 100% risk-weight for all other mortgages is replaced with a risk weight of between 35% and
200% depending upon the mortgage's loan-to-value ratio and whether the mortgage is a "category 1" or "category
        2" residential mortgage exposure (based on eight criteria that include, among others, the term, seniority of the lien, use of negative amortization, balloon payments and certain rate increases).

•    Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

•    Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

•    Providing for a 100% risk weight for claims on securities firms.

•    Eliminating the current 50% cap on the risk weight for OTC derivatives.

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

Under TARP, the Company also participated in the U.S. Treasury's CDCI. The Company completed its CDCI transaction on September 29, 2010. In connection with its participation in the CDCI, the Company exchanged $18.0 million of its Series A Preferred Stock for $18.0 million of Series B Preferred Stock and simultaneously sold an additional $4.0 million of its Series B Preferred Stock to the U.S. Treasury. For additional information regarding the Company's participation in the CDCI, see " - Corporate Overview - Community Development Capital Initiative ("CDCI").

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

Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2012, the Bank's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

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

Dividends. As a South Carolina corporation, the Company is subject to restrictions on the payment of dividends under South Carolina law. In addition, the Company is an entity separate and distinct from its principal subsidiary, Security Federal Bank, and derives substantially all of its revenue in the form of dividends from this subsidiary. Accordingly, the Company is, and will be, dependent upon dividends from the Bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common stock. The Company is also subject to certain federal regulatory considerations. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition, and that it is inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.

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

The Company's total risk based capital must equal 8% of risk-weighted assets and one half of the 8%, or 4%, must consist of Tier 1 (core) capital and its Tier 1 (core) capital must equal 4% of total assets. As of December 31, 2012, the Company's total risk based capital was 20.3% of risk-weighted assets, its risk based capital of Tier 1 (core) capital was 16.5% of risk-weighted assets and its Tier 1 (core) capital was 7.7% of average assets.

Jumpstart Our Business Startups ("JOBS") Act. On April 5, 2012, the JOBS Act was signed into law. The JOBS Act allows banks and bank holding companies to terminate the registration of a class of securities under Section 12(g) and Section 12(b) of the Exchange Act if such class is held of record by less than 1,200 persons, an increase from the prior 300 person threshold. The SEC is required to issue final regulations on Title II of the JOBS ACT within 90 days of the April 5, 2012 enactment date, and issued proposed rules on August 29, 2012. The SEC also has a mandate to enact rules under Title III of the JOBS Act within 270 days of April 5, 2012, however, the issuance of these rules has been delayed. The SEC continues to provide guidance on the JOBS Act through the issuance of frequently asked questions. Bank holding companies, however, may deregister prior to the implementation of SEC regulations as provided under the JOBS Act.

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

Distributions.  To the extent that the Bank makes "nondividend distributions" to the Company, these distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Bank's taxable income.  Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation.  However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve.  The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Thus, if, after the Conversion, the Bank makes a "nondividend distribution," then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes).  See "Regulation - Regulation of the Bank - Dividends” for limits on the payment of dividends by the Bank.  The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

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

Audits.  The Company, the Bank and its consolidated subsidiaries have been audited or their books closed without audit by the IRS with respect to consolidated federal income tax returns through March 31, 2009.  See Note 14 of the Notes to Consolidated Financial Statements contained in the Annual Report for additional information regarding income taxes.

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

Item 1A. Risk Factors.

An investment in our common stock involves various risks which are particular to Security Federal Corporation, our industry, and our market area. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, capital levels, liquidity, results of operations and prospects. The market price of our common stock could decline significantly due to any of these identified or other risks, and you could lose some or all of your investment.

Risks Related to our Business

Our net loan charge offs have remained at elevated levels and we may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

For the nine months ended December 31, 2012, we recorded a provision for loan losses of $2.0 million compared to $8.7 million for the year ended March 31, 2012. We also recorded net loan charge-offs of $5.3 million for the nine months ended December 31, 2012 compared to $6.5 million for the year ended March 31, 2012. We are experiencing elevated levels of loan delinquencies and credit losses. Slower sales, excess inventory and declining prices have been the primary causes of the increase in delinquencies and foreclosures for acquisition and development ("A&D") loans and commercial real estate loans, which represented 75.6% of our non-performing loan balance at December 31, 2012 and 55.3% of our non-performing assets, including real estate owned. At December 31, 2012, our total non-performing assets were $25.2 million a decrease of $11.7 million or 31.7% from $36.8 million at March 31, 2012.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience and certain macroeconomic factors based on management's expectations of future events;

•	our specific reserve, based on our evaluation of non-performing loans and their underlying collateral; and

•	an unallocated reserve to provide for other credit losses inherent in our portfolio that may not have been contemplated in the other loss factors.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Our allowance for loan losses was 2.80% of total loans outstanding and 61.5% of non-performing loans at December 31, 2012. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

If our non-performing assets increase, our earnings will be adversely affected.

At December 31, 2012 and March 31, 2012, our non-performing assets (which consist of non-accruing loans and real estate owned ("REO")) were $25.2 million and $36.8 million, respectively, or 2.8% and 4.0% of total assets, respectively. Our non-performing assets adversely affect our net income in various ways:

•	we record interest income only on a cash basis for nonaccrual loans and any non-performing investment securities; and do not record interest income for REO;

•	we must provide for probable loan losses through a current period charge to the provision for loan losses;

•
non-interest expense increases when we write down the value of properties in our REO portfolio to reflect changing market values or recognize other-than-temporary impairment on non-performing investment securities;

•	there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to our REO; and

•	the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations.

Our business may continue to be adversely affected by downturns in the market areas we serve and could increase the credit risk associated with our loan portfolio.

Our operations are significantly affected by the general economic conditions of the states of South Carolina and Georgia and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers located primarily in Aiken, Richland, and Lexington Counties in South Carolina and Columbia County in Georgia. As of December 31, 2012, substantially our entire real estate portfolio consisted of loans secured by properties located in these four counties. The local economic conditions in our market areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.

A further deterioration in economic conditions or a prolonged delay in economic recovery in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;

•	demand for our products and services may decline;

•
collateral for loans, especially real estate, made may decline further in value, in turn reducing customers' borrowing power, reducing the value of assets and collateral associated with existing loans; and

•	the amount of our low-cost or non-interest bearing deposits may decrease.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

The ongoing debate in Congress regarding the national debt ceiling and federal budget deficit, and concerns over the United States' credit rating (which was downgraded by Standard & Poor's), the European sovereign debt crisis, the overall weakness in the economy and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Our loan portfolio includes commercial real estate loans with a higher risk of loss.

At December 31, 2012, commercial real estate loans were $250.9 million or 61.1% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans. Repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. Commercial real estate loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. Included within this category are A&D loans. At December 31, 2012, A&D loans were $11.2 million or 2.7% of our total loan portfolio. This type of lending contains the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences. Loans on land under development or held for future construction also poses additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand conditions. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to independently repay principal and interest. While our origination of A&D loans have decreased significantly in the last two years, we continue to have significant levels of construction loan balances. Most of our construction loans are for the construction of single family residences. Reflecting the current slowdown in the residential market, the secondary market for land and construction loans is not readily liquid, so we have less opportunity to mitigate our credit risk by selling part or all of our interest in these loans. If we foreclose on a construction loan, our holding period for the collateral typically may be longer than we have historically experienced because there are fewer potential purchasers of the collateral. The decline in the number of potential purchasers has contributed to the decline in the value of these loans. Accordingly, charge-offs on construction and land loans may be larger than those incurred by other segments of our loan portfolio.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2012, we had $8.1 million or 2.0% of our total loans in commercial business loans. Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The Federal Deposit Insurance Corporation, the Federal Reserve and the Office of the Comptroller of the Currency, have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our $250.9 million balance in commercial real estate loans at December 31, 2012 represented 303.8% or more of our total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance which could result in additional costs to us.

Declining property values have increased loan-to-value ratios on a significant portion of our one- to four-family loans and home equity lines of credit, which exposes us to greater risk of loss.

Many of our one- to four-family loans and home equity lines of credit are secured by liens on mortgage properties in which the borrowers have little or no equity because of the declines in home values in our primary market area. Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale proceeds. Further, the majority of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons, these loans may experience higher rates of delinquencies, defaults and losses.

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

Our results of operations, liquidity and cash flows are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve.  Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities and (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.  In addition, a substantial amount of our loans have adjustable interest rates.  As a result, these loans may experience a higher rate of default in a rising interest rate environment.  Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan's contractual interest rate may not adjust.  Approximately $162.4 million or 39.5% of our loan portfolio was comprised of adjustable or floating-rate loans at December 31, 2012, and approximately $107.4 million, or 66.1%, of those loans contained interest rate floors, below which the loans' contractual interest rate may not adjust.   At December 31, 2012, the weighted average floor interest rate of these loans was 4.87%.  At that date, approximately $83.5 million, or 77.8%, of these loans were at their floor interest rate.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates.  Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations.  Further, a prolonged period of exceptionally low market interest rates, such as we are currently experiencing, could have an adverse effect on our results of operations as a result of substantially reduced asset yields.  Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.

Historically low interest rates may adversely affect our net interest income and profitability.
During the last four years it has been the policy of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, yields on securities we have purchased, and market rates on the loans we have originated, have been at levels lower than were available prior to 2008. Consequently, the average yield on our interest-earning assets has decreased during the recent low interest rate environment. As a general matter, our interest-bearing liabilities re-price or mature more quickly than our interest-earning assets, which has contributed to increases in net interest income in the short term. However, our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve has indicated its intention to maintain low interest rates in the near future. Accordingly, our net interest income may decrease, which may have an adverse affect on our profitability. For information with respect to changes in interest rates, see “Risk Factors - Our results of operations, liquidity and cash flows are subject to interest rate risk” above.

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

On April 5, 2012, the Jumpstart Our Business Startups ("JOBS") Act was signed into law. The JOBS Act allows banks and bank holding companies to terminate the registration of a class of securities under Section 12(g) and Section 12(b) of the Exchange Act if such class is held of record by less than 1,200 persons, an increase from the current 300 person threshold. Although the SEC must issue final regulations to implement the provisions of the Act relating to holder of record registration thresholds, the JOBS Act provides that bank holding companies may deregister prior to the implementation of these regulations. The Company's Board is carefully evaluating the costs and advantages and disadvantages of being an SEC registered company, but has not made a determination as to whether to deregister its shares of common stock. The deregistering of the Company common stock could decrease the liquidity of our shares.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act has, among other things, tightened capital standards, created a new Consumer Financial Protection Bureau and will result in new laws and regulations that are expected to increase our costs of operations.

The Bank is subject to extensive examination, supervision and comprehensive regulation by the FDIC and the State Board, and the Company is subject to examination and supervision by the Federal Reserve. The FDIC, the State Board and the Federal Reserve govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution's operations, reclassify assets, determine the adequacy of an institution's allowance for loan losses and determine the level of deposit insurance premiums assessed.
Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly changed the bank regulatory structure and has affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.
Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us. For example, a provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.
The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.
The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments and authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidate using a company's proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.
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
It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense. Any additional changes in our regulation and oversight, whether in the form of new laws, rules or regulations, could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

In June 2012, the Federal Reserve, FDIC and the OCC proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The proposed rules were subject to a public comment period that has expired and there is no date set for the adoption of final rules.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Company. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to the Company and the Bank.

In addition, in the current economic and regulatory environment, regulators of banks and bank holding companies have become more likely to impose capital requirements on bank holding companies and banks that are more stringent than those required by applicable existing regulations.

The application of more stringent capital requirements for the Company and the Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares.

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

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed, or the cost of that capital may be very high.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital resources will satisfy our capital requirements for the foreseeable future. Nonetheless, we may at some point need to raise additional capital to support continued growth or be required by our regulators to increase our capital resources.

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

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit our stockholders.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading "Item 1. Business - Regulation." These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time.

Such changes could subject us to additional costs, limit the types of financial services and products we may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices, and/or increase the ability of non-banks to offer competing financial services and products, among other things. For example, regulatory changes to the rules for overdraft fees for debit transactions and interchange fees have the potential to reduce our fee income which would result in a reduction of our non-interest income. Further, legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor. If proposals such as these, or other proposals limiting our rights as a creditor, were to be implemented, we could experience increased credit losses on our loans, or increased expense in pursuing our remedies as a creditor.  Our failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.  While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

An increase in interest rates, change in the programs offered by governmental sponsored entities ("GSE") or our ability to qualify for such programs may reduce our mortgage revenues, which would negatively impact our non-interest income.

Our mortgage banking operations provide a portion of our non-interest income.  We generate mortgage revenues primarily from gains on the sale of single-family mortgage loans pursuant to programs currently offered by Fannie Mae, Freddie Mac and non-GSE investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Any future changes in these programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect our results of operations. Mortgage banking is generally considered a volatile source of income because it depends largely on the level of loan volume which, in turn, depends largely on prevailing market interest rates. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage banking revenues and a corresponding decrease in non-interest income. In addition, our results of operations are affected by the amount of non-interest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations. In addition, although we sell loans into the secondary market without recourse, we are required to give customary representations and warranties about the loans to the buyers. If we breach those representations and warranties, the buyers may require us to repurchase the loans and we may incur a loss on the repurchase.

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

Item 2.    Properties

At December 31, 2012, Security Federal owned the buildings and land for nine of its branch offices and the operations center, leased the land and owned the improvements thereon for one of its offices, and leased the remaining five offices, including its main office.  The Company also leased an operation center for Security Federal Insurance.  The property related to the offices owned by Security Federal had a depreciated cost (including land) of approximately $11.0 million at December 31, 2012.  At December 31, 2012, the aggregate net book value of leasehold improvements (excluding furniture and equipment) associated with leased premises was $2.3 million.  In addition to the properties related to current Company offices, Security Federal owned five other properties at December 31, 2012.  Three lots owned for future branch sites include one in Aiken County, South Carolina and two in Richland County, South Carolina, which had a combined book value of $2.2 million at December 31, 2012.   Another lot in Aiken County, to be used for a possible new Operations Center, had a book value of $236,000.  The other property consisting of land and a building, located adjacent to the 1705 Whiskey Road office, is currently leased and had a book value of approximately $271,000 at December 31, 2012.  See Note 5 of the Notes to Consolidated Financial Statements contained in the Annual Report.

The following table sets forth the net book value of the offices owned (including land) and leasehold improvements on properties leased by Security Federal at December 31, 2012.

Location	Owned or Leased	Lease Expiration Date	Date Facility Opened/ Acquired	Gross Square Footage	Net Book Value
Main Office:

238 Richland Avenue, W. Aiken, South Carolina	Leased	2016	2006	3,840	$791,000

Full Service Branch Offices:

100 Laurens Street, N.W. Aiken, South Carolina	Leased	2016	1959	3,840	791,000

1705 Whiskey Road S. Aiken, South Carolina	Owned	N/A	1980	10,000	971,000

313 East Martintown Road North Augusta, South Carolina	Owned	N/A	1973	4,356	762,000

1665 Richland Avenue, W. Aiken, South Carolina	Owned	N/A	1984	1,942	169,000

Montgomery & Canal Streets Masonic Shopping Center Graniteville, South Carolina	Leased	2007	1993 (1)	3,576	83,000

2812 Augusta Road Langley, South Carolina	Owned	N/A	1993 (1)	2,509	49,000

4568 Jefferson Davis Highway Clearwater, South Carolina	Owned	N/A	2008	2,287	1,439,000

118 Main Street North Wagener, South Carolina	Owned	N/A	1993 (1)	3,600	124,000

1185 Sunset Boulevard West Columbia, South Carolina	Leased	2015	2000	10,000	191,000

2587 Whiskey Road Aiken, South Carolina	Owned	N/A	2006	4,000	1,335,000

5446 Sunset Boulevard Lexington, South Carolina	Owned (2)	N/A	2003	9,200	1,038,000

1900 Assembly Street Columbia, South Carolina	Leased (3)	N/A	2007	6,000	407,000

7004 Evans Town Center Evans, Georgia	Owned	N/A	2007	18,000	4,029,000

Operations Center:

871 East Pine Log Road Aiken, South Carolina	Owned	N/A	1988	10	1,073,000

Insurance & Marketing Offices 234 Richland Avenue, West Aiken, South Carolina	Leased	2016	2006	1,948	—
____________

(1)	Represents acquisition date.

(2)	Security Federal has a lease on the land for this office which expires in 2018, but has options through 2063.

(3)	Security Federal has a lease on the land for this office which expires in 2027, but has options through 2047.

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

Stock Repurchases.  The Company had no stock repurchases of its outstanding common stock during the nine months ended December 31, 2012.

The Company is subject to restrictions on its ability to repurchase its common stock pursuant to the terms of the securities purchase agreement between the Company and the U.S. Treasury.  Accordingly, no shares were repurchased during the nine months ended December 31, 2012.

Equity Compensation Plan Information.  The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph.  The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return on the NASDAQ Composite Index and a peer group of the SNL All Thrift Index.  Total return assumes the reinvestment of all dividends and that the value of Common Stock and each index was $100 on December 31, 2007.

Total Return Performance
130
120
110
100
90
80
70
60
50
40
30
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
Security Federal Corporation
NASDAQ Composite
SNL Bank Index

	Period Ending
Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Security Federal Corporation	$100.00	68.74	44.75	55.33	38.17	40.08
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank Index	100.00	57.06	56.47	63.27	49.00	66.13

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm*
Consolidated Balance Sheets at December 31, 2012 and March 31, 2012*
Consolidated Statements of Income For the Nine Months Ended December 31, 2012 and for the
Years Ended March 31, 2012 and 2011*
Consolidated Statements of Comprehensive Income For the Nine Months Ended December 31, 2012 and for the
Years Ended March 31, 2012 and 2011*
Consolidated Statements of Changes in Shareholders' Equity For the Nine Months Ended December 31, 2012 and for
the Years Ended March 31, 2012 and 2011*
Consolidated Statements of Cash Flows For the Nine Months Ended December 31, 2012 and for the Years
Ended March 31, 2012 and 2011*
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

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, utilizing the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2012 is effective.

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

(c)      Changes in Internal Controls: There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following table sets forth certain information with respect to securities to be issued under the Company's equity compensation plans as of December 31, 2012.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1999 Stock Option Plan	39,400	23.25	—
2002 Stock Option Plan	21,000	21.33	—
2006 Stock Option Plan	8,000	22.96	—
2008 Equity Incentive Plan	—	—	50,000
Equity compensation plans not approved by security holders	—	—	—
Total	68,400	22.63	50,000

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

Item 14. Principal Accounting Fees and Services

The information contained under the section captioned "Auditor" is included in the Company's Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1.	Financial Statements.

For a list of the financial statements filed as part of this report see Part II - Item  8.

2.	Financial Statement Schedules.

All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report filed as an exhibit hereto.

3.    Exhibits:

3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Amendment, including Certificate of Designation relating to the Company's Fixed Rate Cumulative Perpetual Preferred Stock Series B (2)
3.3	Amended and Restated Bylaws (3)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (4)
4.2	Form of Certificate for the Series B Preferred Shares (2)
4.3	Warrant to purchase shares of the Company's common stock dated December 19, 2008 (5)
4.4	Form of Indenture with respect to the Company's 8.0% Convertible Senior Debentures Due 2029 (6)
4.5	Specimen Convertible Senior Debenture Due 2029 (6)
4.6	Letter Agreement (including Securities Exchange Agreement B Standard Terms, attached as Exhibit A) dated September 29, 2010 between the Company and the United States Department of the Treasury (2)
4.7	Letter Agreement (including Securities Purchase Agreement B Standard Terms, attached as Exhibit A) dated September 29, 2010 between the Company and the United States Department of the Treasury (2)
10.1	1993 Salary Continuation Agreements (7)
10.2	Amendment One to 1993 Salary Continuation Agreements (8)
10.3	Form of 2006 Salary Continuation Agreement (9)
10.4	1999 Stock Option Plan (10)
10.5	2002 Stock Option Plan (11)
10.6	2006 Stock Option Plan (12)
10.7	2008 Equity Incentive Plan (13)
10.8	Form of incentive stock option agreement and non-qualified stock option agreement pursuant to the 2006 Stock Option Plan (12)
10.9	2004 Employee Stock Purchase Plan (14)
10.10	Incentive Compensation Plan (7)
10.11	Form of Security Federal Bank Salary Continuation Agreement (15)
10.12	Form of Security Federal Split Dollar Agreement (9)
10.13	Form of Compensation Modification Agreement (5)
13	Annual Report to Stockholders
14	Code of Ethics (15)
21	Subsidiaries of Registrant

23.0	Consent of Elliott Davis, LLC
25.0	Form T-1; Statement of Eligibility of Trustee (6)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Certification of Principal Executive Officer of Security Federal Corporation To Chief Compliance Officer Of The Troubled Asset Relief Program Pursuant to 31 CFR ' 30.15
99.2	Certification of Principal Financial Officer of Security Federal Corporation To Chief Compliance Officer Of The Troubled Asset Relief Program Pursuant to 31 CFR ' 30.15
101.0
The following materials from Security Federal Corporation's Annual Report on Form 10-K for the year ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4)Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements (17)

___________

(1)	Filed on June 26, 1998, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.

(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 30, 2010.

(3)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on January 23, 2013.

(4)	Filed on August 12, 1987, as an exhibit to the Company's Registration Statement on Form 8-A and incorporated herein by reference.

(5)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 23, 2008.

(6)	Filed on July 13, 2009 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-160553) and incorporated herein by reference.

(7)	Filed on June 28, 1993, as an exhibit to the Company's Annual Report on Form 10-KSB and incorporated herein by reference.

(8)	Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.

(9)	Filed on May 24, 2006 as an exhibit to the Company's Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.

(10)	Filed on March 2, 2000, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference

(11)	Filed on January 3, 2003, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference.

(12)	Filed on August 22, 2006, as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-136813) and incorporated herein by reference.

(13)	Filed on November 12, 2008, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference.

(14)	Filed on June 18, 2004, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.

(15)	Filed on May 24, 2006 as an exhibit to the Current Report on Form 8-K and incorporated herein by reference.

(16)	Filed on June 29, 2006, as an exhibit to the Company's Annual Report on Form 10-K and incorporated herein by reference.

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

SECURITY FEDERAL CORPORATION

Date: March 25, 2013	By:	/s/J. Chris Verenes
J. Chris Verenes
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/J. Chris Verenes	March 25, 2013
J. Chris Verenes
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/Roy G. Lindburg	March 25, 2013
Roy G. Lindburg
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

By:	/s/Timothy W. Simmons	March 25, 2013
Timothy W. Simmons
Chairman of the Board and Director

By:	/s/Frank M. Thomas, Jr.	March 25, 2013
Frank M. Thomas, Jr.
President of Security Federal Bank and Director of
the Company and Security Federal Bank

By:	/s/Gasper L. Toole III	March 25, 2013
Gasper L. Toole III
Director

By:	/s/Robert E. Alexander	March 25, 2013
Robert E. Alexander
Director

By:	/s/Thomas L. Moore	March 25, 2013
Thomas L. Moore
Director

By:	/s/William Clyburn	March 25, 2013
William Clyburn
Director

By:	/s/Harry O. Weeks, Jr.	March 25, 2013
Harry O. Weeks, Jr.
Director

By:	/s/W. Barry Adams	March 25, 2013
W. Barry Adams
Director and Executive Vice President of Security Federal Bank

By:	/s/Richard T. Harmon	March 25, 2013
Richard T. Harmon
Director and Chief Lending Officer of Security Federal Bank

INDEX TO EXHIBITS

Exhibit Number

13	Annual Report to Stockholders

21	Subsidiaries of the Registrant

23	Consent of Elliott Davis, LLC

31.1	Certification of Chief Executive Officer of Security Federal Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Security Federal Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer of Security Federal Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act

99.1	Certification of Principal Executive Officer of Security Federal Corporation To Chief Compliance Officer Of The Troubled Asset Relief Program Pursuant to 31 CFR §30.15

99.2	Certification of Principal Financial Officer of Security Federal Corporation To Chief Compliance Officer Of The Troubled Asset Relief Program Pursuant to 31 CFR §30.15

101
The following materials from Security Federal Corporation's Annual Report on Form 10-K for the year ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements (17)