Form 10-Q
period 2013-03-31
SECURITY FEDERAL CORP
filed 2013-05-14
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 – Q
(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
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
Large accelerated filed    [ ]            Accelerated filer            [ ]
Non-accelerated filer    [ ]            Smaller reporting company    [ X ]

Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act).

YES	NO	X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	May 13, 2013	2,944,001

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited)

	March 31, 2013	December 31, 2012
ASSETS:
Cash And Cash Equivalents	$10,390,886	$7,903,950
Certificates Of Deposit With Other Banks	1,729,015	1,728,567
Investment And Mortgage-Backed Securities:
Available For Sale: (Amortized Cost Of $345,275,616 And $342,936,153 At March 31, 2013 And December 31, 2012, Respectively)	355,401,361	354,916,216
Held To Maturity: (Fair Value Of $77,376,402 And $79,671,886 At March 31, 2013 And December 31, 2012, Respectively)	74,196,803	76,072,262
Total Investments And Mortgage-Backed Securities	429,598,164	430,988,478
Loans Receivable, Net:
Held For Sale	2,262,202	4,770,760
Held For Investment: (Net Of Allowance Of $11,105,226 and $11,318,371 At March 31, 2013 And December 31, 2012, Respectively)	380,754,963	392,935,060
Total Loans Receivable, Net	383,017,165	397,705,820
Accrued Interest Receivable:
Loans	1,170,190	1,242,072
Mortgage-Backed Securities	817,368	901,423
Investment Securities	1,172,477	1,131,262
Total Accrued Interest Receivable	3,160,035	3,274,757
Premises And Equipment, Net	17,682,663	17,917,897
Federal Home Loan Bank ("FHLB") Stock, At Cost	5,223,294	6,178,700
Repossessed Assets Acquired In Settlement Of Loans	6,491,907	6,754,425
Bank Owned Life Insurance	11,240,305	11,151,305
Intangible Assets, Net	49,473	61,974
Goodwill	1,199,754	1,199,754
Other Assets	5,937,889	5,488,960
Total Assets	$875,720,550	$890,354,587
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposit Accounts	$674,526,465	$676,338,653
Advances From FHLB	93,152,933	105,257,182
Other Borrowings	9,406,169	9,317,244
Junior Subordinated Debentures	5,155,000	5,155,000
Advance Payments By Borrowers For Taxes And Insurance	362,865	189,424
Senior Convertible Debentures	6,084,000	6,084,000
Other Liabilities	5,276,559	5,420,600
Total Liabilities	793,963,991	807,762,103
Shareholders' Equity:
Serial Preferred Stock, $.01 Par Value; Authorized 200,000 Shares; Issued And Outstanding, 22,000 Shares At March 31, 2013 And December 31, 2012, Respectively	22,000,000	22,000,000
Common Stock, $.01 Par Value; Authorized 5,000,000 Shares; Issued 3,144,934 Shares At March 31, 2013 And At December 31, 2012	31,449	31,449
Warrant Issued In Conjunction With Serial Preferred Stock	400,000	400,000
Additional Paid-In Capital	11,618,628	11,630,717
Treasury Stock, At Cost (200,933 Shares At March 31, 2013 And December 31, 2012, Respectively)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive Income	6,281,625	7,431,310
Retained Earnings	45,755,569	45,429,720
Total Shareholders' Equity	81,756,559	82,592,484
Total Liabilities And Shareholders' Equity	$875,720,550	$890,354,587

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2013	2012
Interest Income:
Loans	$5,584,886	$6,591,610
Mortgage-Backed Securities	1,361,176	1,772,204
Investment Securities	755,871	586,977
Other	2,336	784
Total Interest Income	7,704,269	8,951,575
Interest Expense:
NOW And Money Market Accounts	232,088	357,973
Statement Savings Accounts	11,064	10,510
Certificate Accounts	739,875	1,123,178
FHLB Advances And Other Borrowed Money	983,105	1,171,487
Senior Convertible Debentures	121,680	121,680
Junior Subordinated Debentures	25,810	29,093
Total Interest Expense	2,113,622	2,813,921
Net Interest Income	5,590,647	6,137,654
Provision For Loan Losses	1,145,381	1,950,000
Net Interest Income After Provision For Loan Losses	4,445,266	4,187,654
Non-Interest Income:
Gain On Sale Of Investment Securities	384,051	534,960
Gain On Sale Of Loans	184,788	143,158
Service Fees On Deposit Accounts	263,831	277,264
Commissions From Insurance Agency	140,313	118,170
Trust Income	135,000	126,000
Bank Owned Life Insurance Income	105,000	105,000
Check Card Fee Income	195,193	198,323
Grant Income	416,000	—
Other	120,806	111,612
Total Non-Interest Income	1,944,982	1,614,487
General And Administrative Expenses:
Compensation And Employee Benefits	2,821,375	2,740,079
Occupancy	475,314	443,530
Advertising	107,643	77,307
Depreciation And Maintenance Of Equipment	439,172	428,726
Federal Deposit Insurance Corporation ("FDIC") Insurance Premiums	167,722	138,821
Amortization Of Intangibles	12,501	12,501
Net Cost Of Operation Of Other Real Estate Owned	396,369	411,704
Other	1,092,788	872,201
Total General And Administrative Expenses	5,512,884	5,124,869
Income Before Income Taxes	877,364	677,272
Provision For Income Taxes	205,995	247,325
Net Income	671,369	429,947
Preferred Stock Dividends	110,000	110,000
Net Income Available To Common Shareholders	$561,369	$319,947
Net Income Per Common Share (Basic)	$0.19	$0.11
Net Income Per Common Share (Diluted)	$0.19	$0.11
Cash Dividend Per Share On Common Stock	$0.08	$0.08
Weighted Average Shares Outstanding (Basic)	2,944,001	2,944,001
Weighted Average Shares Outstanding (Diluted)	2,944,001	2,944,001
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2013	2012
Net Income	$671,369	$429,947
Other Comprehensive Income (Loss)
Unrealized Gains (Losses) On Securities:
Unrealized Holding Gains (Losses) On Securities Available For Sale, Net Of Taxes Of $558,694 And $71,891 At March 31, 2013 And 2012, Respectively	(911,573)	448,971
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes Of $145,939 And $203,285 At March 31, 2013 And 2012, Respectively	(238,112)	(331,675)
Other Comprehensive Income (Loss)	$(1,149,685)	$117,296
Comprehensive Income (Loss)	$(478,316)	$547,243

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
For the Three Months Ended March 31, 2013 and 2012

	Preferred Stock	Warrants	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2011	$22,000,000	$400,000	$31,449	$11,617,964	$(4,330,712)	$6,416,277	$44,426,903	$80,561,881
Net Income	—	—	—	—	—	—	429,947	429,947
Other Comprehensive Income, Net Of Tax	—	—	—	—	—	117,296	—	117,296
Stock Compensation Expense	—	—	—	8,281	—	—	—	8,281
Cash Dividends On Preferred	—	—	—	—	—	—	(110,000)	(110,000)
Cash Dividends On Common	—	—	—	—	—	—	(235,519)	(235,519)
Balance at March 31, 2012	$22,000,000	$400,000	$31,449	$11,626,245	$(4,330,712)	$6,533,573	$44,511,331	$80,771,886

	Preferred Stock	Warrants	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2012	$22,000,000	$400,000	$31,449	$11,630,717	$(4,330,712)	$7,431,310	$45,429,720	$82,592,484
Net Income	—	—	—	—	—	—	671,369	671,369
Other Comprehensive Income, Net Of Tax	—	—	—	—	—	(1,149,685)	—	(1,149,685)
Stock Compensation Expense	—	—	—	(12,089)	—	—	—	(12,089)
Cash Dividends On Preferred	—	—	—	—	—	—	(110,000)	(110,000)
Cash Dividends On Common	—	—	—	—	—	—	(235,520)	(235,520)
Balance at March 31, 2013	$22,000,000	$400,000	$31,449	$11,618,628	$(4,330,712)	$6,281,625	$45,755,569	$81,756,559

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$671,369	$429,947
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	342,063	372,692
Amortization Of Intangible Assets	12,501	12,501
Stock Option Compensation Expense	(12,089)	8,281
Discount Accretion And Premium Amortization	1,889,488	1,720,153
Provisions For Losses On Loans	1,145,381	1,950,000
Income From Bank Owned Life Insurance	(105,000)	(105,000)
Gain On Sales Of Loans	(184,788)	(143,158)
Gain On Sales Of Mortgage-Backed Securities	(384,051)	(209,362)
Gain On Sales Of Investment Securities	—	(325,598)
Loss On Sale Of Real Estate Owned	501	19,286
Write Down On Real Estate Owned	264,378	200,000
Amortization Of Deferred Fees On Loans	(3,369)	(2,845)
Proceeds From Sale Of Loans Held For Sale	9,596,054	10,842,803
Origination Of Loans Held For Sale	(6,902,708)	(7,740,325)
(Increase) Decrease In Accrued Interest Receivable:
Loans	71,882	125,079
Mortgage-Backed Securities	84,055	(22,344)
Investment Securities	(41,215)	245,526
Increase In Advance Payments By Borrowers	173,441	135,454
Other, Net	127,215	(1,030,572)
Net Cash Provided By Operating Activities	6,745,108	6,482,518
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase Of Mortgage-Backed Securities Available For Sale	(23,258,838)	(25,255,315)
Principal Repayments On Mortgage-Backed Securities Available For Sale	15,733,179	12,648,907
Purchase Of Mortgage-Backed Securities Held To Maturity	—	(4,334,682)
Principal Repayments On Mortgage-Backed Securities Held To Maturity	367,737	347,958
Purchase Of Investment Securities Available For Sale	(21,368,984)	(25,944,399)
Maturities Of Investment Securities Available For Sale	4,322,231	10,099,410
Purchase of Investment Securities Held To Maturity	(1,000,000)	(8,540,310)
Maturities Of Investment Securities Held To Maturity	2,288,499	3,240,074
Proceeds From Sale of Investment Securities Available For Sale	—	6,151,868
Proceeds From Sale of Mortgage-Backed Securities Available For Sale	20,946,735	7,352,190
Purchase Of FHLB Stock	(445,500)	—
Redemption Of FHLB Stock	1,400,906	—
Decrease In Loans Receivable	8,759,426	11,176,834
Capital Improvements To Repossessed Assets	—	(36,877)

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

	Three Months Ended March 31,
	2013	2012
Proceeds From Sale Of Repossessed Assets	2,276,298	523,243
Purchase And Improvement Of Premises And Equipment	(106,829)	(4,629)
Net Cash Provided (Used) By Investing Activities	9,914,860	(12,575,728)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) In Deposit Accounts	(1,812,188)	6,470,068
Proceeds From FHLB Advances	13,900,000	25,800,001
Repayment Of FHLB Advances	(26,004,249)	(24,304,166)
Repayments Of Other Borrowings, Net	88,925	6,654
Dividends To Preferred Stock Shareholders	(110,000)	(110,000)
Dividends To Common Stock Shareholders	(235,520)	(235,519)
Net Cash Provided (Used) By Financing Activities	(14,173,032)	7,627,038
Net Increase In Cash And Cash Equivalents	2,486,936	1,533,828
Cash And Cash Equivalents At Beginning Of Period	7,903,950	7,797,544
Cash And Cash Equivalents At End Of Period	$10,390,886	$9,331,372
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Period For:
Interest	$2,096,095	$2,737,060
Income Taxes	$10,419	$1,247,160
Supplemental Schedule Of Non Cash Transactions:
Transfers From Loans Receivable To Other Real Estate Owned	$2,278,659	$1,205,375
Unrealized Gains (Losses) On Securities Available For Sale, Net Of Taxes	$(911,573)	$448,971

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in Security Federal Corporation’s (the “Company”) 2012 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-KT for the transitional nine months ended December 31, 2012 (“2012 10-KT”) when reviewing interim financial statements.  The Company changed its fiscal year from March 31 to December 31 effective January 17, 2013. The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Security Federal Bank (the “Bank”) and the Bank’s wholly owned subsidiaries, Security Federal Insurance, Inc. (“SFINS”) and Security Financial Services Corporation (“SFSC”). SFINS was formed during fiscal 2002 and began operating during the December 2001 quarter and is an insurance agency offering auto, business, health, and home insurance.  SFINS has a wholly owned subsidiary, Collier Jennings Financial Corporation which has as subsidiaries Security Federal Insurance Technologies, Inc. and Security Federal Premium Pay Plans Inc. (the “Collier Jennings Companies”). Security Federal Premium Pay Plans Inc. has one wholly owned premium finance subsidiary and also has an ownership interest in four other premium finance subsidiaries.

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

3. Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the audited consolidated financial statements at December 31, 2012 included in our 2012 Annual Report to Shareholders.  Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, and, as such, have a greater possibility of producing results that could be materially different than originally reported.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

3. Critical Accounting Policies, Continued

While management uses the best information available to make evaluations, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making these evaluations.  The allowance for loan losses is subject to periodic evaluations by our bank regulators, including the Board of Governors of the Federal Reserve System ("Federal Reserve"), the FDIC and the South Carolina Board of Financial Institutions, and may be subject to adjustments based upon the information that is available at the time of their examination. For additional information see the risk factor entitled: “Our provision for loan losses and net loan charge offs have remained at elevated levels and we may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations-,” in Item 1A. Risk Factors of our 2012 Form 10-KT. The Company values impaired loans at the loan’s fair value if it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement at the present value of expected cash flows, the market price of the loan, if available, or the value of the underlying collateral.  Expected cash flows are required to be discounted at the loan’s effective interest rate.  When the ultimate collectibility of an impaired loan’s principal is in doubt, wholly or partially, all cash receipts are applied to principal.  When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to interest and then to principal.  Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income to the extent that any interest has been foregone.  Further cash receipts are recorded as recoveries of any amounts previously charged off.

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

The following table provides a reconciliation of net income to net income available to common shareholders for the periods presented:

	For the Three Months Ended March 31,
	2013	2012
Earnings Available To Common Shareholders:
Net Income	$671,369	$429,947
Preferred Stock Dividends	110,000	110,000
Net Income Available To Common Shareholders	$561,369	$319,947

There were no dilutive securities or options at March 31, 2013 or 2012.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

5. Stock-Based Compensation

Certain officers and directors of the Company participate in an incentive and non-qualified stock option plan. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. The following is a summary of the activity under the Company’s stock option plans for the periods presented:

	Three Months Ended March 31, 2013
	Shares	Weighted Average Exercise Price

Balance, Beginning of Period	68,400	$22.63
Options Granted	—	—
Options Exercised	—	—
Options Forfeited	—	—
Balance, End Of Period	68,400	$22.63

Options Exercisable	46,600

Options Available For Grant	50,000

	Three Months Ended March 31, 2012
	Shares	Weighted Average Exercise Price

Balance, Beginning of Period	74,900	$22.61
Options Granted	—	—
Options Exercised	—	—
Options Forfeited	(2,000)	22.02
Balance, End Of Period	72,900	$22.62

Options Exercisable	43,600

Options Available For Grant	50,000

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

5. Stock-Based Compensation, Continued

At March 31, 2013, the Company had the following options outstanding:

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

None of the options outstanding at March 31, 2013 or 2012 had an exercise price below the average market price during the three month periods ended March 31, 2013 or 2012. Therefore these options were not deemed to be dilutive to earnings per share in those periods.

6. Stock Warrants

In conjunction with its participation in the U.S. Department of the Treasury’s (“U.S. Treasury”) Capital Purchase Program, the Company sold a warrant to the U.S. Treasury to purchase 137,966 shares of the Company’s common stock at $19.57 per share. The warrant has a 10-year term and was immediately exercisable upon issuance. At March 31, 2013 and 2012, the warrant was not deemed to be dilutive. There were no changes in the Company’s stock warrant during the three month periods ended March 31, 2013 and 2012.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
FHLB Securities	$8,983,672	$48,214	$18,189	$9,013,697
Small Business Administration (“SBA”) Bonds	93,589,413	2,514,953	204,158	95,900,208
Tax Exempt Municipal Bonds	49,806,615	1,408,452	268,729	50,946,338
Mortgage-Backed Securities	192,792,978	6,799,757	145,367	199,447,368
Equity Securities	102,938	—	9,188	93,750
	$345,275,616	$10,771,376	$645,631	$355,401,361
	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
FHLB Securities	$6,115,036	$53,954	$4,320	$6,164,670
SBA Bonds	94,152,203	2,466,354	156,287	96,462,270
Tax Exempt Municipal Bonds	35,772,115	1,770,567	60,534	37,482,148
Mortgage-Backed Securities	206,793,861	8,030,008	91,966	214,731,903
Equity Securities	102,938	—	27,713	75,225
	$342,936,153	$12,320,883	$340,820	$354,916,216
FHLB securities, and FNMA and FHLMC mortgage-backed securities are issued by government-sponsored enterprises (“GSEs”).  GSEs are not backed by the full faith and credit of the United States government.  SBA bonds are backed by the full faith and credit of the United States government. Included in the tables above and below in mortgage-backed securities are GNMA mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At March 31, 2013 and December 31, 2012, the Bank held an amortized cost and fair value of $118.7 million and $123.5 million, respectively, and $135.3 million and $141.2 million, respectively, in GNMA mortgage-backed securities included in mortgage-backed securities listed above. All mortgage-backed securities above are either GSEs or GNMA mortgage-backed securities. The Company has not invested in any private label mortgage-backed securities.

The amortized cost and fair value of investment and mortgage-backed securities available for sale at March 31, 2013 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Less Than One Year	$—	$—
One – Five Years	15,540,739	15,932,338
Over Five – Ten Years	61,815,281	63,170,489
More Than Ten Years	75,126,618	76,851,166
Mortgage-Backed Securities	192,792,978	199,447,368
	$345,275,616	$355,401,361

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Available For Sale, Continued

At March 31, 2013 and December 31, 2012, the amortized cost and fair value of investment and mortgage-backed securities available for sale pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $103.7 million and $108.7 million, respectively, and $108.9 million $114.4 million, respectively.

The Bank received $20.9 million and $13.5 million, respectively, in proceeds from sales of available for sale securities during the three months ended March 31, 2013 and 2012. As a result, the Bank recognized $384,000 and $535,000, respectively, in gross gains and no gross losses for the three months ended March 31, 2013 and 2012.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual available for sale securities have been in a continuous unrealized loss position ate the dates indicated.

	March 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$5,979,820	$18,189	$—	$—	$5,979,820	$18,189
SBA Bonds	6,440,340	170,489	1,716,490	33,669	8,156,830	204,158
Tax Exempt Municipal Bond	16,952,240	268,729	—	—	16,952,240	268,729
Mortgage-Backed Securities	19,458,520	145,367	—	—	19,458,520	145,367
Equity Securities	—	—	93,750	9,188	93,750	9,188
	$48,830,920	$602,774	$1,810,240	$42,857	$50,641,160	$645,631

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$995,680	$4,320	$—	$—	$995,680	$4,320
SBA Bonds	4,583,177	119,825	1,833,076	36,462	6,416,253	156,287
Tax Exempt Municipal Bond	4,538,734	60,534	—	—	4,538,734	60,534
Mortgage-Backed Securities	16,259,037	91,966	—	—	16,259,037	91,966
Equity Securities	—	—	75,225	27,713	75,225	27,713
	$26,376,628	$276,645	$1,908,301	$64,175	$28,284,929	$340,820

Securities classified as available-for-sale are recorded at fair market value.  At March 31, 2013 and December 31, 2012, 6.6% and 18.8% of the unrealized losses, respectively, or two individual securities, consisted of securities in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”). Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Available For Sale, Continued

If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or we may recognize a portion in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment.

8. Investment and Mortgage-Backed Securities, Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$8,996,919	$81,331	$32,920	$9,045,330
Federal Farm Credit Bank ("FFCB") Securities	5,775,661	—	8,963	5,766,698
Fannie Mae ("FNMA") And Freddie Mac ("FHLMC") Bonds	3,017,594	20,326	3,770	3,034,150
SBA Bonds	5,566,499	292,341	3,161	5,855,679
Mortgage-Backed Securities	50,685,130	2,963,974	129,559	53,519,545
Equity Securities	155,000	—	—	155,000
	$74,196,803	$3,357,972	$178,373	$77,376,402

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$7,996,378	$123,702	$21,160	$8,098,920
FFCB Securities	6,796,255	2,070	23,727	6,774,598
FNMA and FHLMC Bonds	4,019,931	29,029	4,560	4,044,400
SBA Bonds	5,865,767	315,841	6,139	6,175,469
Mortgage-Backed Securities	51,238,931	3,280,100	95,532	54,423,499
Equity Securities	155,000	—	—	155,000
	$76,072,262	$3,750,742	$151,118	$79,671,886

Included in the tables above and below in mortgage-backed securities are GNMA mortgage-backed securities, which are backed by the full faith and credit of the United States government.  At March 31, 2013 and December 31, 2012, the Bank held an amortized cost and fair value of $46.9 million and $49.7 million, respectively, and $47.2 million and $50.4 million, respectively, in GNMA mortgage-backed securities included in mortgage-backed securities listed above. All mortgage-backed securities above are either GSEs or GNMA mortgage-backed securities. The Company has not invested in any private label mortgage-backed securities.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

8. Investment and Mortgage-Backed Securities, Held to Maturity, Continued

The amortized cost and fair value of investment and mortgage-backed securities held to maturity at March 31, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities resulting from call features on certain investments.

	Amortized Cost	Fair Value
Less Than One Year	$3,000,000	$3,044,300
One – Five Years	158,720	165,813
Over Five – Ten Years	11,048,656	11,054,549
More Than Ten Years	9,304,297	9,592,195
Mortgage-Backed Securities	50,685,130	53,519,545
	$74,196,803	$77,376,402

At March 31, 2013 and December 31, 2012, the amortized cost and fair value of investment and mortgage-backed securities held to maturity pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $13.8 million and $14.4 million, respectively, and $12.2 million and $12.8 million, respectively.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual available for sale securities have been in a continuous unrealized loss position for the periods indicated.

	March 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$1,967,080	$32,920	$—	$—	$1,967,080	$32,920
FFCB Securities	5,766,697	8,963	—	—	5,766,697	8,963
FNMA And FHLMC Bonds	1,019,380	3,770	—	—	1,019,380	3,770
SBA Bonds	1,252,240	3,161	—	—	1,252,240	3,161
Mortgage-Backed Securities	7,526,437	129,559	—	—	7,526,437	129,559
	$17,531,834	$178,373	$—	$—	$17,531,834	$178,373

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$1,978,840	$21,160	$—	$—	$1,978,840	$21,160
FFCB Securities	5,772,528	23,727	—	—	5,772,528	23,727
FNMA And FHLMC Bonds	1,021,910	4,560	—	—	1,021,910	4,560
SBA Bonds	3,249,478	6,139	—	—	3,249,478	6,139
Mortgage-Backed Securities	7,659,461	95,532	—	—	7,659,461	95,532
	$19,682,217	$151,118	$—	$—	$19,682,217	$151,118

The Company’s held-to-maturity portfolio is recorded at amortized cost.  The Company has the ability and intends to hold these securities to maturity. There were no sales of securities held to maturity during the three months ended March 31, 2013 and 2012.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net

Loans receivable, net, consisted of the following as of the dates shown:

	March 31, 2013	December 31, 2012
Residential Real Estate Loans	$90,039,701	$90,677,625
Consumer Loans	54,944,279	56,595,093
Commercial Business	7,113,335	8,063,901
Commercial Real Estate	241,953,458	250,924,094
Total Loans Held For Investment	394,050,773	406,260,713
Loans Held For Sale	2,262,202	4,770,760
Total Loans Receivable, Gross	396,312,975	411,031,473
Less:
Allowance For Loan Losses	11,105,226	11,318,371
Loans In Process	2,188,137	2,002,595
Deferred Loan Fees	2,447	4,687
	13,295,810	13,325,653
Total Loans Receivable, Net	$383,017,165	$397,705,820

Changes in the allowance for loan losses for the three months ended March 31, 2013 and 2012 are summarized as follows:

	Three Months Ended March 31,
	2013	2012
Balance At Beginning Of Period	$11,318,371	$14,261,374
Provision For Loan Losses	1,145,381	1,950,000
Charge Offs	(1,385,460)	(1,617,510)
Recoveries	26,934	21,334
Total Allowance For Loan Losses	$11,105,226	$14,615,198

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

The following tables list the loan grades used by the Company as credit quality indicators and the balance in each category at the dates presented, excluding loans held for sale.

	Credit Quality Measures
March 31, 2013	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$82,024,814	$489,538	$291,660	$7,233,689	$90,039,701
Consumer	53,532,784	151,495	180,951	1,079,049	54,944,279
Commercial Business	5,714,074	244,999	583,401	570,861	7,113,335
Commercial Real Estate	156,432,330	37,623,987	13,684,717	34,212,424	241,953,458
Total	$297,704,002	$38,510,019	$14,740,729	$43,096,023	$394,050,773

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

	Credit Quality Measures
December 31, 2012	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$82,565,630	$222,046	$293,079	$7,596,870	$90,677,625
Consumer	54,899,665	152,368	184,731	1,358,329	56,595,093
Commercial Business	7,256,607	151,521	514,253	141,520	8,063,901
Commercial Real Estate	162,570,021	32,049,447	17,417,778	38,886,848	250,924,094
Total	$307,291,923	$32,575,382	$18,409,841	$47,983,567	$406,260,713

The following table presents an age analysis of past due balances by category at March 31, 2013.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$1,519,094	$134,425	$3,442,273	$5,095,792	$84,943,909	$90,039,701
Consumer	803,800	66,855	563,615	1,434,270	53,510,009	54,944,279
Commercial Business	23,801	—	32,559	56,360	7,056,975	7,113,335
Commercial Real Estate	5,113,535	3,393,772	10,717,862	19,225,169	222,728,289	241,953,458
Total	$7,460,230	$3,595,052	$14,756,309	$25,811,591	$368,239,182	$394,050,773

The following table presents an age analysis of past due balances by category at December 31, 2012.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$1,794,644	$3,757,801	$5,552,445	$85,125,180	$90,677,625
Consumer	1,862,611	211,756	646,136	2,720,503	53,874,590	56,595,093
Commercial Business	445,113	36,079	86,991	568,183	7,495,718	8,063,901
Commercial Real Estate	2,432,423	4,852,227	13,913,190	21,197,840	229,726,254	250,924,094
Total	$4,740,147	$6,894,706	$18,404,118	$30,038,971	$376,221,742	$406,260,713

At March 31, 2013 and December 31, 2012, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them. The following table shows non-accrual loans by category at March 31, 2013 compared to December 31, 2012.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

	At March 31, 2013		At December 31, 2012		$	%
	Amount	Percent (1)	Amount	Percent (1)	Increase (Decrease)	Increase (Decrease)
Non-accrual Loans:
Residential Real Estate	$3,442,273	0.9%	$3,757,801	0.9%	$(315,528)	(8.4)%
Commercial Business	32,559	—	86,991	—	(54,432)	(62.6)
Commercial Real Estate	10,717,862	2.7	13,913,190	3.4	(3,195,328)	(23.0)
Consumer	563,615	0.1	646,136	0.2	(82,521)	(12.8)
Total Non- accrual Loans	$14,756,309	3.7%	$18,404,118	4.5%	$(3,647,809)	(19.8)%

(1) PERCENT OF GROSS LOANS RECEIVABLE, NET OF DEFERRED FEES AND LOANS IN PROCESS AND LOANS HELD FOR SALE.
The following tables show the activity in the allowance for loan losses by category for the periods indicated.

	For the Three Months Ended March 31, 2013
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,521,559	$1,001,271	$618,919	$8,176,622	$11,318,371
Provision	99,571	(81,813)	(77,066)	1,204,689	1,145,381
Charge-Offs	(29,246)	(19,576)	(4,436)	(1,332,202)	(1,385,460)
Recoveries	—	8,511	5,486	12,937	26,934
Ending Balance	$1,591,884	$908,393	$542,903	$8,062,046	$11,105,226

	For the Three Months Ended March 2012
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$2,416,356	$996,780	$720,405	$10,127,833	$14,261,374
Provision	(222,048)	1,542,300	(76,075)	705,823	1,950,000
Charge-Offs	(265,683)	(1,061,778)	—	(290,049)	(1,617,510)
Recoveries	—	20,809	525	—	21,334
Ending Balance	$1,928,625	$1,498,111	$644,855	$10,543,607	$14,615,198

The following tables present information related to impaired loans evaluated individually for impairment and collectively evaluated for impairment in the allowance for loan losses.

	Allowance For Loan Losses
March 31, 2013	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,591,884	$1,591,884
Consumer	—	908,393	908,393
Commercial Business	—	542,903	542,903
Commercial Real Estate	563,075	7,498,971	8,062,046
Total	$563,075	$10,542,151	$11,105,226

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

	Allowance For Loan Losses
December 31, 2012	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,521,559	$1,521,559
Consumer	—	1,001,271	1,001,271
Commercial Business	—	618,919	618,919
Commercial Real Estate	440,000	7,736,622	8,176,622
Total	$440,000	$10,878,371	$11,318,371

The following tables present information related to impaired loans evaluated individually for impairment and collectively evaluated for impairment in loans receivable for the periods indicated.

	Loans Receivable
March 31, 2013	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$4,265,092	$85,774,609	$90,039,701
Consumer	316,900	54,627,379	54,944,279
Commercial Business	32,559	7,080,776	7,113,335
Commercial Real Estate	33,379,159	208,574,299	241,953,458
Total	$37,993,710	$356,057,063	$394,050,773

	Loans Receivable
December 31, 2012	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$4,500,902	$86,176,723	$90,677,625
Consumer	322,588	56,272,505	56,595,093
Commercial Business	7,853	8,056,048	8,063,901
Commercial Real Estate	35,115,195	215,808,899	250,924,094
Total	$39,946,538	$366,314,175	$406,260,713

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired management measures impairment and records the loan at fair value. Fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sale, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and if it is over 24 months old will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. The average balance of impaired loans was $38.5 million for three months ended March 31, 2013 compared to $36.4 million for the three months ended March 31, 2012.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

The following tables are a summary of information related to impaired loans as of and for the three months ended March 31, 2013 and 2012 and the nine months ended December 31, 2012.

		At		For The Three Months Ended March 31,
	March 31, 2013			2013		2012
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$4,265,092	$4,376,063	$—	$4,289,656	$10,686	$1,933,259	$59,319
Consumer Loans	316,900	380,900	—	318,396	1,445	2,470,969	7,083
Commercial Business	32,559	32,559	—	34,316	—	111,165	—
Commercial Real Estate	30,408,364	34,466,445	—	30,937,044	336,089	24,756,622	716,441
With An Allowance Recorded:
Residential Real Estate	—	—	—	—	—	1,301,687	6,137
Consumer Loans	—	—	—	—	—	9,784	—
Commercial Business	—	—	—	—	—	148,610	956
Commercial Real Estate	2,970,795	3,211,695	563,075	2,970,219	20,743	5,675,189	185,521
Total
Residential Real Estate	4,265,092	4,376,063	—	4,289,656	10,686	3,234,946	65,456
Consumer Loans	316,900	380,900	—	318,396	1,445	2,480,753	7,083
Commercial Business	32,559	32,559	—	34,316	—	259,775	956
Commercial Real Estate	33,379,159	37,678,140	563,075	33,907,263	356,832	30,431,811	901,962
Total	$37,993,710	$42,467,662	$563,075	$38,549,631	$368,963	$36,407,285	$975,457

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

	December 31, 2012
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$4,500,902	$4,611,873	$—	$4,531,543	$130,896
Consumer Loans	322,588	386,588	—	342,916	28,419
Commercial Business	7,853	7,853	—	12,236	—
Commercial Real Estate	31,808,577	35,373,833	—	32,963,079	1,036,344
With An Allowance Recorded:
Residential Real Estate	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Commercial Business	—	—	—	—	—
Commercial Real Estate	3,306,618	4,766,031	440,000	3,705,660	—
Total
Residential Real Estate	4,500,902	4,611,873	—	4,531,543	130,896
Consumer Loans	322,588	386,588	—	342,916	28,419
Commercial Business	7,853	7,853	—	12,236	—
Commercial Real Estate	35,115,195	40,139,864	440,000	36,668,739	1,036,344
Total	$39,946,538	$45,146,178	$440,000	$41,555,434	$1,195,659

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

In the course of resolving delinquent loans, the Bank may choose to restructure the contractual terms of certain loans. A troubled debt restructuring ("TDR") is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to a borrower that it would not otherwise consider (Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 310-40).  The concessions granted on TDRs generally include terms to reduce the interest rate, extend the term of the debt obligation, or modify the payment structure on the debt obligation. The Bank grants such concessions to reassess the borrower’s financial status and develop a plan for repayment.  TDRs included in impaired loans at March 31, 2013 and December 31, 2012 amounted to $13.9 million and $15.9 million, respectively.

Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower's financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months).

The following table is a summary of loans restructured as TDRs during the periods indicated:

	For the Three Months Ended March 31, 2013			For the Three Months Ended March 31, 2012
Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential Real Estate	—	$—	$—	—	$—	$—
Consumer Loans	—	—	—	1	15,358	15,358
Commercial Business	—	—	—	—	—	—
Commercial Real Estate	3	1,321,024	1,321,024	9	7,871,114	7,871,114
Total	3	$1,321,024	$1,321,024	10	$7,886,472	$7,886,472

During the three months ended March 31, 2013, the Bank modified three loans that were considered to be TDRs. The Bank lowered the interest rate on all three of these loans, extended the term on one loan and changed the payment terms on one loan. During the three months ended March 31, 2012, the Bank modified 10 loans that were considered to be TDRs. The modification for these loans consisted of lowering the interest rate. At March 31, 2013, all of the TDRs were current therefore no loans previously restructured within the last twelve months were in default. The Bank considers any loan 30 days or more past due to be in default. During the quarter ended March 31, 2012, six loans that had been previously restructured were in default. However, there were no loans restructured during the previous twelve months that subsequently defaulted during the quarter ended March 31, 2012.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

10. Regulatory Matters

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the capital adequacy guidelines, regulatory capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations. The Bank is required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material adverse effect on the Company.  As of March 31, 2013 and December 31, 2012, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  The Company and the Bank’s regulatory capital amounts and ratios are as follows as of the dates indicated:

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2013
SECURITY FEDERAL CORP.
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$69,091	16.9%	$16,334	4.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	84,397	20.7%	32,668	8.0%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	69,091	7.9%	34,819	4.0%	N/A	N/A

SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$81,597	20.0%	$16,324	4.0%	$24,485	6.0%
Total Risk-Based Capital (To Risk Weighted Assets)	86,761	21.3%	32,647	8.0%	40,809	10.0%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	81,597	9.4%	34,808	4.0%	43,510	5.0%

December 31, 2012
SECURITY FEDERAL CORP.
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$68,639	16.5%	$16,619	4.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	84,148	20.3%	33,237	8.0%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	68,639	7.7%	35,552	4.0%	N/A	N/A

SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$80,822	19.5%	$16,606	4.0%	$24,909	6.0%
Total Risk-Based Capital (To Risk Weighted Assets)	86,012	20.7%	33,212	8.0%	41,515	10.0%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	80,822	9.1%	35,541	4.0%	44,426	5.0%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

11. Carrying Amounts and Fair Value of Financial Instruments

The Company has adopted accounting guidance which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value under generally accepted accounting principles. This guidance applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

Level 2
Valuation is based upon quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage-backed securities, municipal bonds, corporate debt securities and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts.

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. At March 31, 2013, the Company’s investment portfolio was comprised of government and agency bonds, mortgage-backed securities issued by government agencies or GSEs, municipal securities, and two equity investments. The portfolio did not contain any private label mortgage-backed securities. Fair value measurement is based upon prices obtained from third party pricing services who use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As such, these securities are classified as Level 2.

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

11. Carrying Amounts and Fair Value of Financial Instruments, Continued

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records impaired loans as nonrecurring Level 3.

As of March 31, 2013 and December 31, 2012, the recorded investment in impaired loans was $38.0 million and $39.9 million, respectively.

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

Assets measured at fair value on a recurring basis are as follows as of March 31, 2013:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FHLB Securities	$—	$9,013,697	$—
SBA Bonds	—	95,900,208	—
Tax Exempt Municipal Bonds	—	50,946,338	—
Mortgage-Backed Securities	—	199,447,368	—
Equity Securities	—	93,750	—
Total	$—	$355,401,361	$—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

11. Carrying Amounts and Fair Value of Financial Instruments, Continued

Assets measured at fair value on a recurring basis are as follows as of December 31, 2012:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FHLB Securities	$—	$6,164,670	$—
SBA Bonds	—	96,462,270	—
Tax Exempt Municipal Bonds	—	37,482,148	—
Mortgage-Backed Securities	—	214,731,903	—
Equity Securities	—	75,225	—
Total	$—	$354,916,216	$—

There were no liabilities measured at fair value on a recurring basis as of March 31, 2013 or December 31, 2012.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets:	Level 1	Level 2	Level 3	Balance At March 31, 2013
Mortgage Loans Held For Sale	$—	$2,262,202	$—	$2,262,202
Collateral Dependent Impaired Loans (1)	—	—	37,430,635	37,430,635
Foreclosed Assets	—	—	6,491,907	6,491,907
Total	$—	$2,262,202	$43,922,542	$46,184,744

(1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $563,075

Assets:	Level 1	Level 2	Level 3	Balance At December 31, 2012
Mortgage Loans Held For Sale	$—	$4,770,760	$—	$4,770,760
Collateral Dependent Impaired Loans (1)	—	—	39,506,538	39,506,538
Foreclosed Assets	—	—	6,754,425	6,754,425
Total	$—	$4,770,760	$46,260,963	$51,031,723

(1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $440,000

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value		Significant
	March 31,	Valuation	Unobservable
	2013	Technique	Inputs	Range
Collateral Dependent Impaired Loans	$37,430,635	Appraised Value	Discount Rates/ Discounts to Appraised Values	0% - 70%
Foreclosed Assets	6,491,907	Appraised Value/Comparable Sales	Discount Rates/ Discounts to Appraised Values	0% - 66%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

11. Carrying Amounts and Fair Value of Financial Instruments, Continued

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

11. Carrying Amounts and Fair Value of Financial Instruments, Continued

The following tables are a summary of the carrying value and estimated fair value of the Company’s financial instruments as of March 31, 2013 and December 31, 2012 presented in accordance with the applicable accounting guidance.

	March 31, 2013
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash And Cash Equivalents	$10,391	$10,391	$10,391	$—	$—
Certificates of Deposits With Other Banks	1,729	1,729	—	1,729	—
Investment And Mortgage-Backed Securities	429,598	432,778	—	432,778	—
Loans Receivable, Net	383,017	387,152	—	—	387,152
FHLB Stock	5,223	5,223	5,223	—	—

Financial Liabilities:
Deposits:
Checking, Savings, And Money Market Accounts	$394,039	$394,039	$394,039	$—	$—
Certificate Accounts	280,487	282,974	—	282,974	—
Advances From FHLB	93,153	100,915	—	100,915	—
Other Borrowed Money	9,406	9,406	9,406	—	—
Senior Convertible Debentures	5,155	5,155	—	5,155	—
Junior Subordinated Debentures	6,084	6,084	—	6,084	—

	December 31, 2012
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash And Cash Equivalents	$7,904	$7,904	$7,904	$—	$—
Certificates of Deposits With Other Banks	1,729	1,729	—	1,729	—
Investment And Mortgage-Backed Securities	430,988	434,588	—	434,588	—
Loans Receivable, Net	397,706	397,360	—	—	397,360
FHLB Stock	6,179	6,179	6,179	—	—

Financial Liabilities:
Deposits:
Checking, Savings, And Money Market Accounts	$383,534	$383,534	$383,534	$—	$—
Certificate Accounts	292,804	295,734	—	295,734	—
Advances From FHLB	105,257	113,471	—	113,471	—
Other Borrowed Money	9,317	9,317	9,317	—	—
Senior Convertible Debentures	5,155	5,155	—	5,155	—
Junior Subordinated Debentures	6,084	6,084	—	6,084	—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

11. Carrying Amounts and Fair Value of Financial Instruments, Continued

At March 31, 2013, the Bank had $32.3 million of off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

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

12. Accounting and Reporting Changes

The following is a summary of recent authoritative pronouncements that could affect accounting, reporting, and disclosure of financial information by the Company:

On February 5, 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in the Accounting Standards Update ("ASU" or "Update") do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this Update requires already is required to be disclosed elsewhere in the financial statements under U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). The new amendments will require an organization to:

•Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income-but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

•Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period.

The amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted.

On July 27, 2012, the FASB issued an ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. Previous guidance required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. The amendments allow both public and nonpublic entities an option to first assess qualitative factors to determine whether it is necessary to perform the impairment test in a manner that is similar to the goodwill impairment testing guidance in Update 2011-08. Under the provisions of ASU No. 2012-02, an entity no longer would be required to calculate the fair value of the indefinite-lived intangible assets unless it determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.

The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012,

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

12. Accounting and Reporting Changes, Continued

if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting authorities are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

13.     Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed all events occurring through the date the financial statements were available to be issued and no subsequent events occurred requiring accrual or disclosure.

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

•
results of examinations of the Company by the Federal Reserve, and our bank subsidiary by the FDIC and the South Carolina Board of Financial Institutions or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

•	legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;

•	our ability to attract and retain deposits;

•	further increases in premiums for deposit insurance;

•	our ability to control operating costs and expenses;

•	our ability to implement our business strategies

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	difficulties in reducing risks associated with the loans on our balance sheet;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

•	computer systems on which we depend could fail or experience a security breach;

•	our ability to retain key members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

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

•
the impact of new legislation, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Jumpstart Our Business Startups Act and the Basel III regulatory capital requirements and the implementing regulations;

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

Some of these and other factors are discussed in the Company's 2012 Form 10-KT under Item 1A, “Risk Factors.” Such developments could have an adverse impact on our financial position and our results of operations.

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

Financial Condition At March 31, 2013 and December 31, 2012

General – Total assets decreased $14.6 million or 1.6% to $875.7 million at March 31, 2013 from $890.4 million at December 31, 2012. The primary reason for the decrease in total assets was a decrease in net loans receivable and investment and mortgage backed securities.

Assets – The increases and decreases in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	March 31, 2013	December 31, 2012	Amount	Percent
Cash And Cash Equivalents	$10,390,886	$7,903,950	$2,486,936	31.5%
Investment And Mortgage- Backed Securities – Available For Sale	355,401,361	354,916,216	485,145	0.1
Investment And Mortgage- Backed Securities – Held To Maturity	74,196,803	76,072,262	(1,875,459)	(2.5)
Loans Receivable, Net	383,017,165	397,705,820	(14,688,655)	(3.7)
Repossessed Assets Acquired In Settlement Of Loans	6,491,907	6,754,425	(262,518)	(3.9)
FHLB Stock	5,223,294	6,178,700	(955,406)	(15.5)

Cash and cash equivalents increased $2.5 million or 31.5% to $10.4 million at March 31, 2013 from $7.9 million at December 31, 2012.

Investment and mortgage-backed securities available for sale increased $485,000 or 0.1% to $355.4 million at March 31, 2013 from $354.9 million at December 31, 2012. This increase was the result of investment purchases offset slightly by principal repayments and calls on securities coupled with the sale of five securities during the three months ended March 31, 2013. Investment and mortgage-backed securities held to maturity decreased $1.9 million or 2.5% to $74.2 million at March 31, 2013 as a result of investment calls as well as principal repayments on mortgage-backed securities. There were no purchases of held to maturity securities during the three months ended March 31, 2013.

Loans receivable, net, decreased $14.7 million or 3.7% to $383.0 million at March 31, 2013 from $397.7 million at December 31, 2012. This decrease was a result of the Company’s efforts to tighten underwriting standards combined with overall lower loan demand from creditworthy borrowers. Residential real estate loans decreased $638,000 or 0.7% to $90.0 million at March 31, 2013 from $90.7 million at December 31, 2012. Consumer loans decreased $1.7 million or 2.9% to $54.9 million at March 31,

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

2013 compared to $56.6 million at December 31, 2012. Commercial real estate loans and commercial business loans decreased $9.0 million and $951,000, respectively, to $242.0 million and $7.1 million, respectively, at March 31, 2013 from $250.9 million or 3.6% and $8.1 million or 11.8%, respectively, at December 31, 2012. Loans held for sale decreased $2.5 million or 52.6% to $2.3 million at March 31, 2013 from $4.8 million at December 31, 2012.

Repossessed assets acquired in settlement of loans decreased $263,000 or 3.9% to $6.5 million at March 31, 2013 from $6.8 million at December 31, 2012. At March 31, 2013, the balance of repossessed assets consisted of the following real estate properties: nine single-family residences and 15 lots within residential subdivisions located throughout our market area in South Carolina and Georgia; four parcels of land in South Carolina; one commercial building in South Carolina and one commercial building in Augusta, Georgia; a 21 lot subdivision development and adjacent 12 acres of land in Columbia, South Carolina; eight lots within a subdivision and adjacent 22.96 acres of land in Aiken, South Carolina; an 8 acre subdivision in Elgin, South Carolina; and 34.8 acres of land in Bluffton, South Carolina which was originally acquired as a participation loan from another financial institution.

FHLB stock decreased $955,000 or 15.5% to $5.2 million at March 31, 2013 compared to $6.2 million at December 31, 2012. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which is 0.15% of total assets plus a transaction component which equals 4.5% of outstanding advances (borrowings) from the FHLB of Atlanta. As total assets and total advances have decreased, so has the Bank’s required investment in FHLB stock.

Liabilities
Deposit Accounts – The balances, weighted average rates and increases and decreases in deposit accounts were as follows :

					Balance
	March 31, 2013		December 31, 2012		Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Amount	Percent
Demand Accounts:
Checking	$131,701,992	0.06%	$126,740,707	0.06%	$4,961,285	3.91%
Money Market	238,216,286	0.38	234,382,412	0.38	3,833,874	1.64%
Statement Savings Accounts	24,120,858	0.20	22,411,240	0.20	1,709,618	7.63%
Total	394,039,136	0.26	383,534,359	0.26	10,504,777	2.74%

Certificate Accounts
0.00 – 1.99%	244,551,066		255,422,955		(10,871,889)	(4.26)%
2.00 – 2.99%	32,122,202		32,975,486		(853,284)	(2.59)%
3.00 – 3.99%	2,032,301		2,380,728		(348,427)	(14.64)%
4.00 – 4.99%	1,274,056		1,523,474		(249,418)	(16.37)%
5.00 – 5.99%	507,704		501,651		6,053	1.21%
Total	280,487,329	1.02	292,804,294	1.11	(12,316,965)	(4.21)%
Total Deposits	$674,526,465	0.58%	$676,338,653	0.63%	$(1,812,188)	(0.27)%

Included in the certificates above were $20.1 million and $22.6 million in brokered deposits at March 31, 2013 and December 31, 2012, respectively, with a weighted average interest rate of 1.31% and 1.47%, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Advances From FHLB – FHLB advances are summarized by contractual year of maturity and weighted average interest rate in the table below:

					Balance
	March 31, 2013		December 31, 2012		Decrease
Fiscal Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2013	$10,000,000	3.53%	$22,100,000	2.92%	$(12,100,000)	(54.75)%
2014	30,252,933	3.33	30,257,182	3.33%	(4,249)	(0.01)
2015	15,000,000	4.01	15,000,000	4.01%	—	—
2016	20,000,000	4.60	20,000,000	4.60%	—	—
2017	12,900,000	4.38	12,900,000	4.38%	—	—
Thereafter	5,000,000	3.39	5,000,000	3.39%	—	—
Total Advances	$93,152,933	3.89%	$105,257,182	3.72%	$(12,104,249)	(11.50)%

These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $124.3 million and $119.0 million at March 31, 2013 and $135.7 million and $129.4 million at December 31, 2012, respectively. Advances are subject to prepayment penalties.

The following table shows callable FHLB advances as of the dates indicated. These advances are also included in the above table. All callable advances are callable at the option of the FHLB. If an advance is called, the Bank has the option to payoff the advance without penalty, reborrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

As of March 31, 2013
Borrow Date	Maturity Date	Amount	Int. Rate	Type	Call Dates
11/23/05	11/23/15	$5,000,000	3.933%	Multi-Call	5/23/08 and quarterly thereafter
07/11/06	07/11/16	5,000,000	4.800	Multi-Call	7/11/08 and quarterly thereafter
11/29/06	11/29/16	5,000,000	4.025	Multi-Call	5/29/08 and quarterly thereafter
05/24/07	05/24/17	7,900,000	4.375	Multi-Call	5/27/08 and quarterly thereafter
07/25/07	07/25/17	5,000,000	4.396	Multi-Call	7/25/08 and quarterly thereafter

Other Borrowings – The Bank had $9.4 million and $9.3 million in other borrowings (non-FHLB advances) at March 31, 2013 and December 31, 2012, respectively. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At March 31, 2013 and December 31, 2012, the interest rate paid on the repurchase agreements was 0.20%. The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $14.3 million and $15.2 million, respectively, at March 31, 2013 and $15.4 million and $16.3 million, respectively, at December 31, 2012.

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

The Capital Securities accrue and pay distributions annually at a rate per annum equal to 1.98% at March 31, 2013. Prior to September 2011, one-half of the Capital Securities issued in the transaction had a fixed rate of 6.88% and the remaining half had a floating rate of three-month LIBOR plus 170 basis points. After September 2011, the rate is a floating rate of three month LIBOR plus 170 basis points as the fixed rate portion was converted to the floating rate. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears.

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

Equity – Shareholders’ equity decreased $836,000 or 1.0% to $81.8 million at March 31, 2013 from $82.6 million at December 31, 2012. Accumulated other comprehensive income, net of tax decreased $1.1 million or 15.5% to $6.3 million at March 31, 2013. The Company’s net income available for common shareholders was $561,000 for the three months ended March 31, 2013, after payment of $110,000 in preferred stock dividends.

The Board of Directors of the Company declared common stock dividends totaling $236,000 during the three months ended March 31, 2013. Book value per common share was $20.16 at March 31, 2013 and $20.45 at December 31, 2012.

Results of Operations for the Three Month Periods Ended March 31, 2013 and 2012

Net Income Available to Common Shareholders - Net income available to common shareholders increased $241,000 or 75.5% to $561,000 for the three months ended March 31, 2013 compared to $320,000 for the three months ended March 31, 2012. The increase in net income was primarily the result of an $805,000 decrease in the provision for loan losses offset by a $547,000 decrease in net interest income.

Net Interest Income - The net interest margin decreased 13 basis points to 2.79% for the three months ended March 31, 2013 from 2.92% for the comparable period in 2012. The significant decrease in the volume of interest earning assets, particularly loans, resulted in a decrease in net interest income. Net interest income decreased $547,000 or 8.9% to $5.6 million during the three months ended March 31, 2013, compared to $6.1 million for the same period in 2012. During the three months ended March 31, 2013, average interest earning assets decreased $30.8 million or 3.6% to $816.3 million while average interest-bearing liabilities decreased $46.2 million or 5.8% to $745.1 million.
Interest Income - Total interest income decreased $1.2 million or 13.9% to $7.7 million during the three months ended March 31, 2013 from $9.0 million for the same period in 2012. This decrease is primarily the result of the decrease in interest-earning assets. Total interest income on loans decreased $1.0 million or 15.3% to $5.6 million during the three months ended March 31, 2013 as a result of the average loan portfolio balance decreasing $45.2 million or 10.3% to $393.3 million and the yield on the loan portfolio decreasing 33 basis points to 5.68%. Interest income from mortgage-backed securities decreased $411,000 or 23.2% to $1.4 million as a result of a 47 basis point decrease in the portfolio yield combined with a $18.6 million decrease in the average balance. Tax equivalent interest income from investment securities increased $214,000 or 33.4% to $857,000 as a result of an increase of 16 basis points in the yield combined with an increase of $31.4 million in the average balance of the investment securities portfolio.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
	Average Balance	Yield(1)	Average Balance	Yield(1)	Increase (Decrease) In Interest And Dividend Income From 2012
Loans Receivable, Net	$393,269,063	5.68%	$438,454,079	6.01%	$(1,006,724)
Mortgage-Backed Securities	246,038,565	2.21	264,643,210	2.68	(411,028)
Investment Securities(2)	168,598,396	2.03	137,231,976	1.87	214,421
Overnight Time And Certificates of Deposit	8,407,959	0.11	6,782,618	0.05	1,552
Total Interest-Earning Assets	$816,313,983	3.82%	$847,111,883	4.25%	$(1,201,779)
(1) Annualized
(2) Tax equivalent basis is calculated using an effective tax rate of 34% and amounted to $101,113 and $55,586 for the quarters ended March 31, 2013 and 2012, respectively.

Interest Expense - Total interest expense decreased $700,000 or 24.9% to $2.1 million during the three months ended March 31, 2013 compared to $2.8 million for the same period last year. The decrease in total interest expense is attributable to decreases in interest rates paid and a $46.2 million decrease in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $509,000 or 34.1% to $983,000 during the three months ended March 31, 2013 compared to $1.5 million for the same period last year. The decrease was attributable to a 29 basis point decrease in the cost of deposit accounts combined with a decrease in average interest-bearing deposits of $30.0 million when compared to the three month period ended March 31, 2012. The decreases were primarily concentrated in the certificate accounts, which decreased $4.3 million during the three months ended March 31, 2013 compared to the same period in 2012. Interest expense on advances and other borrowings decreased $188,000 or 16.1% to $983,000 during the three months ended March 31, 2013. The average balance of FHLB advances and other borrowed money decreased $16.2 million or 12.6% to $112.5 million during the three months ended March 31, 2013 from $128.7 million for the same period last year, directly reflecting the decrease in interest earning assets.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
	Average Balance	Yield(1)	Average Balance	Yield(1)	Increase (Decrease) In Interest Expense From 2012
Now And Money Market Accounts	$315,696,505	0.29%	$303,792,026	0.47%	$(125,885)
Statement Savings Accounts	22,967,552	0.19	21,078,296	0.20	554
Certificates Accounts	282,670,827	1.05	326,453,338	1.38	(383,303)
FHLB Advances And Other Borrowed Money	112,490,450	3.50	128,721,056	3.64	(188,382)
Junior Subordinated Debentures	5,155,000	2.00	5,155,000	2.26	(3,283)
Senior Convertible Debentures	6,084,000	8.00	6,084,000	8.00	—
Total Interest-Bearing Liabilities	$745,064,334	1.13%	$791,283,716	1.42%	$(700,299)
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

Management’s monthly review of the adequacy of the allowance includes three main components. The first component is an analysis of loss potential in various homogenous segments of the portfolio based on historical trends and the risk inherent in each category. Previously, management applied a five year historical loss ratio to each loan category to estimate the inherent loss in these pooled loans. However, as a result of the decline in economic conditions and the unprecedented increases in delinquencies and charge offs experienced by the industry in recent periods, the Company no longer considers five year historical losses relevant indicators of future losses. Management began applying 12 to 24 month historical loss ratios to each loan category in recent quarters to more accurately project losses in the near future.

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

The provision for loan losses was $1.1 million for the quarter ended March 31, 2013 compared to $2.0 million for the same quarter in the prior year. The following table details selected activity associated with the allowance for loan losses for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Beginning Balance	$11,318,371	$14,261,374
Provision	1,145,381	1,950,000
Charge-offs	(1,385,460)	(1,617,510)
Recoveries	26,934	21,334
Ending Balance	$11,105,226	$14,615,198

Allowance For Loan Losses As A Percentage Of Gross Loans Receivable, Held For Investment At The End Of The Period	2.8%	3.3%
Allowance For Loan Losses As A Percentage Of Impaired Loans At The End Of The Period	29.2%	35.8%
Impaired Loans	$37,993,710	$40,797,186
Gross Loans Receivable, Held For Investment And Held For Sale	$396,312,975	$445,035,160
Total Loans Receivable, Net	$383,017,165	$428,510,606

The cumulative interest not accrued during the three months ended March 31, 2013 relating to all non-performing loans totaled$210,000. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral. In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop or liquidate them.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Income - Non-interest income increased $330,495 or 20.5% to $1.9 million for the three months ended March 31, 2013, compared to $1.6 million for the three months ended March 31, 2012. The following table provides a detailed analysis of the changes in the components of non-interest income:

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012	Amounts	Percent
Gain On Sale Of Investments	$384,051	$534,960	$(150,909)	(28.2)%
Gain On Sale Of Loans	184,788	143,158	41,630	29.1
Service Fees On Deposit Accounts	263,831	277,264	(13,433)	(4.8)
Income From Cash Value Of Life Insurance	140,313	118,170	22,143	18.7
Commissions From Insurance Agency	135,000	126,000	9,000	7.1
Trust Income	105,000	105,000	—	—
Check Card Fee Income	195,193	198,323	(3,130)	(1.6)
Grant Income	416,000	—	416,000	100.0
Other	120,806	111,612	9,194	8.2
Total Non-Interest Income	$1,944,982	$1,614,487	$330,495	20.5%

Gain on sale of investments was $384,000 during the quarter ended March 31, 2013 a decrease of $151,000 or 28.2% compared to $535,000 during the same period last year. The gain resulted from the sale of five investments during the period. Based on an analysis of the portfolio, the Company was able to maximize return by selling securities with short average lives as a result of call features or securities with adjustable rates scheduled to re-price down in the near future. The Company sold 13 securities during the same quarter of last year.

Gain on sale of loans increased $42,000 or 29.1% to $185,000 during the three months ended March 31, 2012 compared to $143,000 for the same period last year. Grant income increased $416,000 or 100.0% during the three months ended March 31, 2013 primarily due to an award the Bank received in recognition of its commitment to community development. The Company did not recognize any grant income during the three months ended March 31, 2012. Other income increased $9,000 or 8.2% to 121,000 during the three months ended March 31, 2013 compared to 112,000 during the same period in 2012.

General And Administrative Expenses –For the quarter ended March 31, 2013, non-interest expense increased $388,000 or 7.6% to $5.5 million compared to $5.1 million for the same period in 2012. The increase in non-interest expense is primarily a result of an increase in other expenses of $221,000 during the three months ended March 31, 2013. The increase was primarily the result of a prepayment penalty of $153,000 the Company incurred for paying down FHLB advances during the three months ended March 31, 2013. The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012	Amounts	Percent
Salaries And Employee Benefits	$2,821,375	$2,740,079	$81,296	2.97%
Occupancy	475,314	443,530	31,784	7.2
Advertising	107,643	77,307	30,336	39.2
Depreciation And Maintenance Of Equipment	439,172	428,726	10,446	2.4
FDIC Insurance Premiums	167,722	138,821	28,901	20.8
Amortization of Intangibles	12,501	12,501	—	—
Net Cost Of Operation Of Other Real Estate Owned	396,369	411,704	(15,335)	(3.7)
Other	1,092,788	872,201	220,587	25.3
Total General And Administrative Expenses	$5,512,884	$5,124,869	$388,015	7.6%

Salary and employee benefits costs remained relatively constant at $2.8 million for the three months ended March 31, 2013, increasing $81,000 or 3.0% from $2.7 million during the same period last year.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Occupancy expense increased $32,000 or 7.2 to $475,000 for the three months ended March 31, 2013 from $444,000 for the same period one year ago while depreciation and maintenance of equipment costs increased $10,000 or 2.4% to $439,000 for the three months ended March 31, 2013 from $429,000 for the same period in 2012. Advertising expense increased $30,000 or 39.2% to $108,000 for the three months ended March 31, 2013 from $77,000 for the same period one year ago.

FDIC insurance premiums increased $29,000 or 20.8% to $168,000 for the three months ended March 31, 2013 compared to $139,000 for the same period a year ago. Net cost of operation of other real estate owned decreased $15,000 or 3.7% to $396,000 during the quarter ended March 31, 2013 from $412,000 during the quarter ended March 31, 2012. Net cost of operation of other real estate includes any gain or loss on the sale of other real estate owned and all other expenses related to these properties incurred during the period.

Other expenses increased $221,000 to $1.1 million for the three month period ended March 31, 2013, an increase of 25.3% compared to the same period in the prior year. The increase was primarily the result of a prepayment penalty of $153,000 the Company incurred for paying down FHLB advances during the three months ended March 31, 2013. As part of the Company's strategy, management elected to replace some higher rate advances with lower rate callable certificates of deposit. Other expenses also include legal, professional, and consulting expenses, stationary and office supplies and other miscellaneous expenses.

Provision For Income Taxes – The provision for income taxes decreased $41,000 or 16.7% to $206,000 for the three months ended March 31, 2013 from $247,000 for the same period one year ago. Income before income taxes was $877,000 and $677,000 for the three months ended March 31, 2013 and 2012, respectively. The Company’s combined federal and state effective income tax rate for the current quarter was 23.5% compared to 36.5% for the same quarter one year ago. The decrease in the effective income tax rate is the result of a decrease in the state income tax rate. On December 28, 2011, Security Federal Bank completed a charter conversion from a federally chartered stock savings bank to a South Carolina chartered commercial bank. As a result of this transaction, the Company is subject to a lower state income tax rate and therefore expects to experience lower income tax expense in future periods.

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

During the three months ended March 31, 2013 loan repayments exceeded loan disbursements resulting in a $14.7 million or 3.7% decrease in total net loans receivable. During the three months ended March 31, 2013, deposits decreased $1.8 million and FHLB advances decreased $12.1 million. The Bank had $173.9 million in additional borrowing capacity at the FHLB at the end of the period. At March 31, 2013, the Bank had $173.5 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed on maturity.

At March 31, 2013, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action with total risk based, Tier 1 risk based and Tier 1 leverage ratios of 21.3%, 20.0% and 9.4%, respectively. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2013.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused Lines Of Credit	$347	$376	$3,011	$3,734	$26,400	$30,134
Standby Letters Of Credit	—	840	1,309	2,149	—	2,149
Total	$347	$1,216	$4,320	$5,883	$26,400	$32,283

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

For the three months ended March 31, 2013, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.69%.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at March 31, 2013 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2013 that have materially affected or are reasonably likely to affect our internal controls over financial reporting

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

The Company does not expect that its disclosure controls and procedures will prevent all error and or fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.
Part II: Other Information
Item 1    Legal Proceedings

The Company is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Company is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in mortgage loans it has made.

Item 1A    Risk Factors
There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-KT for the year ended December 31, 2012.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

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
25    Form T-1; Statement Eligibility of Trustee (6)
31.1    Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2    Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32    Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter     ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated

Balance     Sheets;     (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Changes in Shareholders’Equity and Comprehensive Income; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements (16)
_____________
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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

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
Notes To Consolidated Financial Statements

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SECURITY FEDERAL CORPORATION

Date:	May 14, 2013	By:	/s/J. Chris Verenes
J. Chris Verenes
President & Chief Executive Officer
Duly Authorized Representative

Date:	May 14, 2013	By:	/s/Roy G. Lindburg
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

101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements