Form 10-Q
period 2013-06-30
SECURITY FEDERAL CORP
filed 2013-08-12
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 – Q
(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
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

Large accelerated filed [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	August 9, 2013	2,944,001

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
ASSETS:	Unaudited	Audited
Cash And Cash Equivalents	$9,335,897	$7,903,950
Certificates Of Deposit With Other Banks	1,479,469	1,728,567
Investment And Mortgage-Backed Securities:
Available For Sale: (Amortized Cost Of $428,560,987 And $342,936,153 At June 30, 2013 And December 31, 2012, Respectively)	432,331,886	354,916,216
Held To Maturity: (Fair Value Of $0 And $79,671,886 At June 30, 2013 And December 31, 2012, Respectively)	—	76,072,262
Total Investments And Mortgage-Backed Securities	432,331,886	430,988,478
Loans Receivable, Net:
Held For Sale	3,474,933	4,770,760
Held For Investment: (Net Of Allowance Of $11,007,279 and $11,318,371 At June 30, 2013 And December 31, 2012, Respectively)	370,574,166	392,935,060
Total Loans Receivable, Net	374,049,099	397,705,820
Accrued Interest Receivable:
Loans	1,268,367	1,242,072
Mortgage-Backed Securities	805,178	901,423
Investment Securities	1,405,064	1,131,262
Total Accrued Interest Receivable	3,478,609	3,274,757
Premises And Equipment, Net	17,690,143	17,917,897
Federal Home Loan Bank ("FHLB") Stock, At Cost	5,187,900	6,178,700
Repossessed Assets Acquired In Settlement Of Loans	4,781,454	6,754,425
Bank Owned Life Insurance	11,318,305	11,151,305
Intangible Assets, Net	36,972	61,974
Goodwill	1,199,754	1,199,754
Other Assets	6,464,230	5,488,960
Total Assets	$867,353,718	$890,354,587
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposit Accounts	$671,082,345	$676,338,653
Advances From FHLB	91,548,662	105,257,182
Other Borrowings	9,639,812	9,317,244
Junior Subordinated Debentures	5,155,000	5,155,000
Advance Payments By Borrowers For Taxes And Insurance	494,358	189,424
Senior Convertible Debentures	6,084,000	6,084,000
Other Liabilities	4,998,850	5,420,600
Total Liabilities	789,003,027	807,762,103
Shareholders' Equity:
Serial Preferred Stock, $.01 Par Value; Authorized 200,000 Shares; Issued And Outstanding, 22,000 Shares At June 30, 2013 And December 31, 2012, Respectively	22,000,000	22,000,000
Common Stock, $.01 Par Value; Authorized 5,000,000 Shares; Issued 3,144,934 Shares At June 30, 2013 And At December 31, 2012	31,449	31,449
Warrant Issued In Conjunction With Serial Preferred Stock	400,000	400,000
Additional Paid-In Capital	11,621,798	11,630,717
Treasury Stock, At Cost (200,933 Shares At June 30, 2013 And December 31, 2012, Respectively)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive Income	2,339,546	7,431,310
Retained Earnings	46,288,610	45,429,720
Total Shareholders' Equity	78,350,691	82,592,484
Total Liabilities And Shareholders' Equity	$867,353,718	$890,354,587
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest Income:
Loans	$5,524,185	$6,086,191	$11,109,071	$12,677,801
Mortgage-Backed Securities	1,221,271	1,764,712	2,582,447	3,536,916
Investment Securities	932,545	622,536	1,688,416	1,209,513
Other	1,707	1,966	4,043	2,750
Total Interest Income	7,679,708	8,475,405	15,383,977	17,426,980
Interest Expense:
NOW And Money Market Accounts	211,968	291,585	444,056	649,558
Statement Savings Accounts	9,724	10,901	20,788	21,411
Certificate Accounts	674,138	1,033,105	1,414,013	2,156,283
FHLB Advances And Other Borrowed Money	915,786	1,133,300	1,898,891	2,304,787
Senior Convertible Debentures	121,680	121,680	243,360	243,360
Junior Subordinated Debentures	25,787	28,311	51,597	57,404
Total Interest Expense	1,959,083	2,618,882	4,072,705	5,432,803
Net Interest Income	5,720,625	5,856,523	11,311,272	11,994,177
Provision For Loan Losses	900,000	725,000	2,045,381	2,675,000
Net Interest Income After Provision For Loan Losses	4,820,625	5,131,523	9,265,891	9,319,177
Non-Interest Income:
Gain On Sale Of Investment Securities	369,729	103,659	753,780	638,619
Gain On Sale Of Loans	210,840	132,952	395,628	276,110
Service Fees On Deposit Accounts	278,263	278,563	542,094	555,827
Commissions From Insurance Agency	104,649	107,773	244,962	225,943
Trust Income	135,000	120,000	270,000	246,000
Bank Owned Life Insurance Income	78,000	105,000	183,000	210,000
Check Card Fee Income	222,929	204,860	418,122	403,183
Community Development Financial Institution ("CDFI") Financial Award Income	220,071	—	636,071	—
Other	123,422	130,929	244,228	242,541
Total Non-Interest Income	1,742,903	1,183,736	3,687,885	2,798,223
Non-Interest Expense:
Compensation And Employee Benefits	2,768,450	2,614,044	5,589,825	5,354,123
Occupancy	487,664	491,747	962,978	935,277
Advertising	70,088	81,944	177,731	159,251
Depreciation And Maintenance Of Equipment	369,760	404,594	808,932	833,320
Federal Deposit Insurance Corporation ("FDIC") Insurance Premiums	196,476	185,628	364,198	324,449
Amortization Of Intangibles	12,501	12,501	25,002	25,002
Net Cost Of Operation Of Other Real Estate Owned	341,392	642,151	737,761	1,053,855
Prepayment Penalties on FHLB Advances	85,089	—	238,342	—
Other	1,060,192	865,599	1,999,727	1,737,800
Total General And Administrative Expenses	5,391,612	5,298,208	10,904,496	10,423,077
Income Before Income Taxes	1,171,916	1,017,051	2,049,280	1,694,323
Provision For Income Taxes	293,354	286,323	499,349	533,648
Net Income	878,562	730,728	1,549,931	1,160,675
Preferred Stock Dividends	110,000	110,000	220,000	220,000
Net Income Available To Common Shareholders	$768,562	$620,728	$1,329,931	$940,675
Net Income Per Common Share (Basic)	$0.26	$0.21	$0.45	$0.32
Net Income Per Common Share (Diluted)	$0.26	$0.21	$0.45	$0.32
Cash Dividend Per Share On Common Stock	$0.08	$0.08	$0.16	$0.16
Weighted Average Shares Outstanding (Basic)	2,944,001	2,944,001	2,944,001	2,944,001
Weighted Average Shares Outstanding (Diluted)	2,944,001	2,944,001	2,944,001	2,944,001
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,
	2013	2012
Net Income	$878,562	$730,728
Other Comprehensive Income (Loss)
Unrealized Gains (Losses) On Securities:
Unrealized Holding Gains (Losses) On Securities Available For Sale, Net Of Taxes Of $2,805,077 And $350,458 At June 30, 2013 And 2012, Respectively	(4,578,780)	636,069
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes Of $140,497 And $39,390 At June 30, 2013 And 2012, Respectively	(229,232)	(64,269)
HeldTo Maturity Transfer To Available For Sale, Net Of Taxes of $530,733 and $0 at June 30, 2013 and 2012, Respectively	865,933	—
Other Comprehensive Income (Loss)	(3,942,079)	571,800
Comprehensive Income (Loss)	$(3,063,517)	$1,302,528

	Six Months Ended June 30,
	2013	2012
Net Income	$1,549,931	$1,160,675
Other Comprehensive Income (Loss)
Unrealized Gains (Losses) On Securities:
Unrealized Holding Gains (Losses) On Securities Available For Sale, Net Of Taxes Of $3,363,779 And $422,349 At June 30, 2013 And 2012, Respectively	(5,490,354)	1,085,040
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes Of $286,436 And $242,675 At June 30, 2013 And 2012, Respectively	(467,343)	(395,944)
HeldTo Maturity Transfer To Available For Sale, Net Of Taxes Of $530,733 And $0 At June 30, 2013 And 2012, Respectively	865,933	—
Other Comprehensive Income (Loss)	(5,091,764)	689,096
Comprehensive Income (Loss)	$(3,541,833)	$1,849,771

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
For the Six Months Ended June 30, 2013 and 2012

	Preferred Stock	Warrants	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2011	$22,000,000	$400,000	$31,449	$11,617,964	$(4,330,712)	$6,416,277	$44,426,903	$80,561,881
Net Income	—	—	—	—	—	—	1,160,675	1,160,675
Other Comprehensive Income, Net Of Tax	—	—	—	—	—	689,096	—	689,096
Stock Compensation Expense	—	—	—	16,562	—	—	—	16,562
Cash Dividends On Preferred	—	—	—	—	—	—	(220,000)	(220,000)
Cash Dividends On Common	—	—	—	—	—	—	(471,039)	(471,039)
Balance at June 30, 2012	$22,000,000	$400,000	$31,449	$11,634,526	$(4,330,712)	$7,105,373	$44,896,539	$81,737,175

	Preferred Stock	Warrants	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2012	$22,000,000	$400,000	$31,449	$11,630,717	$(4,330,712)	$7,431,310	$45,429,720	$82,592,484
Net Income	—	—	—	—	—	—	1,549,931	1,549,931
Other Comprehensive Loss, Net Of Tax	—	—	—	—	—	(5,091,764)	—	(5,091,764)
Stock Compensation Expense	—	—	—	(8,919)	—	—	—	(8,919)
Cash Dividends On Preferred	—	—	—	—	—	—	(220,000)	(220,000)
Cash Dividends On Common	—	—	—	—	—	—	(471,041)	(471,041)
Balance at June 30, 2013	$22,000,000	$400,000	$31,449	$11,621,798	$(4,330,712)	$2,339,546	$46,288,610	$78,350,691

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,549,931	$1,160,675
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	645,468	726,856
Amortization Of Intangible Assets	25,002	25,002
Stock Option Compensation Expense	(8,919)	16,562
Discount Accretion And Premium Amortization	3,848,810	3,516,967
Provisions For Losses On Loans	2,045,381	2,675,000
Income From Bank Owned Life Insurance	(183,000)	(210,000)
Gain On Sales Of Loans	(395,628)	(276,110)
Gain On Sales Of Mortgage-Backed Securities	(384,051)	(308,958)
Gain On Sales Of Investment Securities	(369,729)	(329,661)
(Gain) Loss On Sale Of Real Estate Owned	(991)	10,000
Write Down On Real Estate Owned	574,378	741,500
Amortization Of Deferred Fees On Loans	(3,335)	(4,490)
Gain On Disposition Of Premises And Equipment	930	—
Proceeds From Sale Of Loans Held For Sale	17,376,516	17,504,005
Origination Of Loans Held For Sale	(15,685,061)	(14,755,305)
(Increase) Decrease In Accrued Interest Receivable:
Loans	(26,295)	420,739
Mortgage-Backed Securities	96,245	12,387
Investment Securities	(273,802)	(38)
Increase In Advance Payments By Borrowers	304,934	272,140
Other, Net	1,735,478	(1,696,874)
Net Cash Provided By Operating Activities	10,872,262	9,500,397

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase Of Mortgage-Backed Securities Available For Sale	(48,748,823)	(40,821,638)
Principal Repayments On Mortgage-Backed Securities Available For Sale	31,690,621	25,841,714
Purchase Of Mortgage-Backed Securities Held To Maturity	—	(4,334,682)
Principal Repayments On Mortgage-Backed Securities Held To Maturity	942,806	788,430
Purchase Of Investment Securities Available For Sale	(39,548,282)	(41,608,772)
Maturities Of Investment Securities Available For Sale	8,692,353	15,364,809
Purchase of Investment Securities Held To Maturity	(1,000,000)	(8,540,310)
Maturities Of Investment Securities Held To Maturity	3,501,978	5,240,074
Proceeds From Sale of Investment Securities Available For Sale	10,875,010	7,875,167
Proceeds From Sale of Mortgage-Backed Securities Available For Sale	20,946,735	13,394,048
Proceeds From Redemption of Certificates Of Deposits With Other Banks	250,000	—
Purchase Of FHLB Stock	(2,165,206)	—
Redemption Of FHLB Stock	3,156,006	1,542,604
Decrease In Loans Receivable	17,536,325	25,230,914
Capital Improvements To Repossessed Assets	—	(36,877)
Proceeds From Sale Of Repossessed Assets	4,182,107	1,558,483
Purchase And Improvement Of Premises And Equipment	(419,894)	(56,156)
Proceeds From Sale of Premises and Equipment	1,250	—
Net Cash Provided By Investing Activities	9,892,986	1,437,808

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

	Six Months Ended June 30,
	2013	2012
	Continued
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) In Deposit Accounts	$(5,256,308)	$4,788,686
Proceeds From FHLB Advances	60,900,000	44,600,001
Repayment Of FHLB Advances	(74,608,520)	(57,008,352)
Increase in Other Borrowings, Net	322,568	228,163
Dividends To Preferred Stock Shareholders	(220,000)	(220,000)
Dividends To Common Stock Shareholders	(471,041)	(471,039)
Net Cash Used By Financing Activities	(19,333,301)	(8,082,541)
Net Increase In Cash And Cash Equivalents	1,431,947	2,855,664
Cash And Cash Equivalents At Beginning Of Period	7,903,950	7,797,544
Cash And Cash Equivalents At End Of Period	$9,335,897	$10,653,208
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Period For:
Interest	$4,164,419	$5,574,501
Income Taxes	$68,419	$1,278,941
Supplemental Schedule Of Non Cash Transactions:
Transfers From Loans Receivable To Other Real Estate Owned	$2,782,523	$2,358,381
Transfers From Investment Securities Held To Maturity To Available For Sale	$49,907,323	$—
Transfers From Mortgage-Backed Securities Held To Maturity To Available For Sale	$22,100,000	$—

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in Security Federal Corporation’s (the “Company”) 2012 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-KT for the transitional nine months ended December 31, 2012 (“2012 10-KT”) when reviewing interim financial statements.  The Company changed its fiscal year from March 31 to December 31 effective January 17, 2013. The results of operations for the six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

The following table provides a reconciliation of net income to net income available to common shareholders for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Earnings Available To Common Shareholders:
Net Income	$878,562	$730,728	$1,549,931	$1,160,675
Preferred Stock Dividends	110,000	110,000	220,000	220,000
Net Income Available To Common Shareholders	$768,562	$620,728	$1,329,931	$940,675

There were no dilutive securities or options for the three months and six months ended June 30, 2013 or 2012.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

5. Stock-Based Compensation

Certain officers and directors of the Company participate in an incentive and non-qualified stock option plan. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. The following is a summary of the activity under the Company’s stock option plans for the periods presented:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance, Beginning of Period	68,400	$22.63	68,400	$22.63
Options Granted	—	—	—	—
Options Exercised	—	—	—	—
Options Forfeited	—	—	—	—
Balance, End Of Period	68,400	$22.63	68,400	$22.63

Options Exercisable	47,500

Options Available For Grant	50,000

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance, Beginning of Period	72,900	$22.62	74,900	$22.61
Options Granted	—	—	—	—
Options Exercised	—	—	—	—
Options Forfeited	—	—	(2,000)	22.02
Balance, End Of Period	72,900	$22.62	72,900	$22.62

Options Exercisable	44,000

Options Available For Grant	50,000

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

5. Stock-Based Compensation, Continued

At June 30, 2013, the Company had the following options outstanding:

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

None of the options outstanding at June 30, 2013 or 2012 had an exercise price below the average market price during the three or six month periods ended June 30, 2013 or 2012. Therefore these options were not deemed to be dilutive to earnings per share in those periods.

6. Stock Warrants
In conjunction with its participation in the U.S. Department of the Treasury’s (“U.S. Treasury”) Capital Purchase Program, the Company sold a warrant to the U.S. Treasury to purchase 137,966 shares of the Company’s common stock at $19.57 per share. The warrant had a 10-year term and was immediately exercisable upon issuance. At June 30, 2013 and 2012, the warrant was not deemed to be dilutive.

On July 31, 2013, the Company repurchased its outstanding warrant at a fair market value of $50,000 from the U.S. Treasury. As a result of the transaction the warrant was canceled which reduced warrants outstanding by $400,000 and increased additional paid in capital by $350,000. Management has reviewed all other events occurring through the date the consolidated financial statements were available to be issued and no other subsequent events occurred requiring accrual or disclosure.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
FHLB Securities	$16,788,459	$66,319	$522,191	$16,332,587
Federal Farm Credit Bank ("FFCB") Securities	5,756,637	—	242,720	5,513,917
Fannie Mae ("FNMA") And Freddie Mac ("FHLMC") Bonds	3,015,316	1,855	25,320	2,991,851
Small Business Administration (“SBA”) Bonds	89,367,398	2,381,429	222,179	91,526,648
Tax Exempt Municipal Bonds	62,148,887	507,294	2,890,385	59,765,796
Mortgage-Backed Securities	251,226,352	7,368,429	2,643,194	255,951,587
Equity Securities	257,938	—	8,438	249,500
	$428,560,987	$10,325,326	$6,554,427	$432,331,886

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
FHLB Securities	$6,115,036	$53,954	$4,320	$6,164,670
SBA Bonds	94,152,203	2,466,354	156,287	96,462,270
Tax Exempt Municipal Bonds	35,772,115	1,770,567	60,534	37,482,148
Mortgage-Backed Securities	206,793,861	8,030,008	91,966	214,731,903
Equity Securities	102,938	—	27,713	75,225
	$342,936,153	$12,320,883	$340,820	$354,916,216
FHLB securities, and FNMA and FHLMC mortgage-backed securities are issued by government-sponsored enterprises (“GSEs”).  GSEs are not backed by the full faith and credit of the United States government.  SBA bonds are backed by the full faith and credit of the United States government. Included in the tables above and below in mortgage-backed securities are GNMA mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At June 30, 2013 the Bank held an amortized cost and fair value of $171.2 million and $176.1 million, respectively, in GNMA mortgage-backed securities included in mortgage-backed securities listed above compared to an amortized cost and fair value of $135.3 million and $141.2 million, respectively, at December 31, 2012. All mortgage-backed securities above are either GSEs or GNMA mortgage-backed securities. The Company has not invested in any private label mortgage-backed securities.

Market interest rates increased sharply in June 2013 as a result of a discussions by the Federal Reserve Board of reducing its monthly purchases of bonds and mortgage-backed securities sooner than expected. Long term interest rates were especially affected by this. As a result, the market values in our investment and mortgage-backed securities portfolio were negatively impacted.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Available For Sale, Continued

The amortized cost and fair value of investment and mortgage-backed securities available for sale at June 30, 2013 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Less Than One Year	$2,000,000	$2,006,870
One – Five Years	14,312,240	14,665,395
Over Five – Ten Years	67,498,366	67,969,587
More Than Ten Years	93,524,029	91,738,447
Mortgage-Backed Securities	251,226,352	255,951,587
	$428,560,987	$432,331,886

At June 30, 2013 the amortized cost and fair value of investment and mortgage-backed securities available for sale pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $120.5 million and $123.4 million, respectively, compared to an amortized cost and fair value of $108.9 million and $114.4 million, respectively at December 31, 2012.

The Bank received $31.8 million and $21.3 million, respectively, in gross proceeds from sales of available for sale securities during the six months ended June 30, 2013 and 2012. As a result, the Bank recognized $754,000 and $639,000, respectively, in gross gains and for the six months ended June 30, 2013 and 2012. The Bank received $10.9 million and $7.8 million, respectively, in gross proceeds from sales of available for sale securities during the three months ended June 30, 2013 and 2012. As a result, the Bank recognized $370,000 and $104,000, respectively, in gross gains and for the three months ended June 30, 2013 and 2012.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that the individual available for sale securities have been in a continuous unrealized loss position at the dates indicated.

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$12,475,360	$522,191	$—	$—	$12,475,360	$522,191
FFCB Securities	5,513,918	242,720			5,513,918	242,720
FNMA And FHLMC Bonds	1,990,280	25,320			1,990,280	25,320
SBA Bonds	14,595,582	222,179	—	—	14,595,582	222,179
Tax Exempt Municipal Bond	40,708,636	2,890,385	—	—	40,708,636	2,890,385
Mortgage-Backed Securities	68,147,948	2,636,697	1,287,119	6,497	69,435,067	2,643,194
Equity Securities	—	—	94,500	8,438	94,500	8,438
	$143,431,724	$6,539,492	$1,381,619	$14,935	$144,813,343	$6,554,427

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

Securities classified as available -for -sale are recorded at fair market value.  At June 30, 2013 and December 31, 2012, 0.3% and 18.8% of the unrealized losses, respectively, or two individual securities, consisted of securities in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).

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

On June 30, 2013, the Company transferred all of its investment and mortgage-backed securities classified as held to maturity to available for sale. Based on changes in the current rate environment, management elected this change in an effort to more effectively manage the investment portfolio, including subsequently selling some securities that were formerly classified as held to maturity. The amortized cost of the securities that were transferred totaled $72.0 million and the net unrealized gain related to these securities totaled $1.4 million on the date of the transfer. As a result of the transfer and subsequent sales, the Company believes it has tainted its held to maturity classification and judgment will be required in the future in determining when circumstances have changed such that management can assert with a great degree of credibility that it has the intent and ability to hold debt securities to maturity. Based on this guidance, the Company does not expect to classify any securities as held to maturity within the near future.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

8. Investment and Mortgage-Backed Securities, Held to Maturity, Continued

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity are as follows at December 31, 2012:

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

Included in the tables above and below in mortgage-backed securities are GNMA mortgage-backed securities, which are backed by the full faith and credit of the United States government.  At December 31, 2012, the Bank held an amortized cost and fair value of $47.2 million and $50.4 million, respectively, in GNMA mortgage-backed securities included in mortgage-backed securities listed above. All mortgage-backed securities above are either GSEs or GNMA mortgage-backed securities. The Company has not invested in any private label mortgage-backed securities. At December 31, 2012, the amortized cost and fair value of investment and mortgage-backed securities held to maturity pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $12.2 million and $12.8 million, respectively at December 31, 2012.

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

The Company’s held-to-maturity portfolio is recorded at amortized cost.  The Company has the ability and intends to hold these securities to maturity. There were no sales of securities held to maturity during the six months ended June 30, 2013 and 2012.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net

Loans receivable, net, consisted of the following as of the dates shown:

	June 30, 2013	December 31, 2012
Residential Real Estate Loans	$86,599,007	$90,677,625
Consumer Loans	52,847,476	56,595,093
Commercial Business	7,454,477	8,063,901
Commercial Real Estate	236,750,839	250,924,094
Total Loans Held For Investment	383,651,799	406,260,713
Loans Held For Sale	3,474,933	4,770,760
Total Loans Receivable, Gross	387,126,732	411,031,473
Less:
Allowance For Loan Losses	11,007,279	11,318,371
Loans In Process	2,085,769	2,002,595
Deferred Loan Fees (Costs)	(15,415)	4,687
	13,077,633	13,325,653
Total Loans Receivable, Net	$374,049,099	$397,705,820

Changes in the allowance for loan losses for the three and six months ended June 30, 2013 and 2012 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance At Beginning Of Period	$11,105,226	$14,615,198	$11,318,371	$14,261,374
Provision For Loan Losses	900,000	725,000	2,045,381	2,675,000
Charge Offs	(1,081,851)	(2,822,025)	(2,467,311)	(4,439,535)
Recoveries	83,904	166,154	110,838	187,488
Total Allowance For Loan Losses	$11,007,279	$12,684,327	$11,007,279	$12,684,327

The Company uses a risk based approach based on the following credit quality measures when analyzing the loan portfolio: pass, caution, special mention, and substandard. These indicators are used to rate the credit quality of loans for the purposes of determining the Company’s allowance for loan losses. Pass loans are loans that are performing and are deemed adequately protected by the net worth of the borrower or the underlying collateral value. These loans are considered the least risky in terms of determining the allowance for loan losses. Substandard loans are considered the most risky category. These loans typically have an identified weakness or weaknesses and are inadequately protected by the net worth of the borrower or collateral value. All loans 90 days or more past due are automatically classified in this category. The other two categories fall in between these two grades.

The following tables list the loan grades used by the Company as credit quality indicators and the balance in each category at the dates presented, excluding loans held for sale.

	Credit Quality Measures
June 30, 2013	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$78,789,013	$486,435	$408,320	$6,915,239	$86,599,007
Consumer	50,822,120	148,152	170,351	1,706,853	52,847,476
Commercial Business	5,951,357	240,266	465,402	797,452	7,454,477
Commercial Real Estate	146,176,809	37,793,000	20,616,263	32,164,767	236,750,839
Total	$281,739,299	$38,667,853	$21,660,336	$41,584,311	$383,651,799

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

	Credit Quality Measures
December 31, 2012	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$82,565,630	$222,046	$293,079	$7,596,870	$90,677,625
Consumer	54,899,665	152,368	184,731	1,358,329	56,595,093
Commercial Business	7,256,607	151,521	514,253	141,520	8,063,901
Commercial Real Estate	162,570,021	32,049,447	17,417,778	38,886,848	250,924,094
Total	$307,291,923	$32,575,382	$18,409,841	$47,983,567	$406,260,713

The following table presents an age analysis of past due balances by category at June 30, 2013:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$2,474,549	$636,030	$3,053,149	$6,163,728	$80,435,279	$86,599,007
Consumer	794,883	688,555	505,138	1,988,576	50,858,900	52,847,476
Commercial Business	230,356	132,802	2,264	365,422	7,089,055	7,454,477
Commercial Real Estate	8,931,343	2,600,012	8,644,831	20,176,186	216,574,653	236,750,839
Total	$12,431,131	$4,057,399	$12,205,382	$28,693,912	$354,957,887	$383,651,799

The following table presents an age analysis of past due balances by category at December 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$1,794,644	$3,757,801	$5,552,445	$85,125,180	$90,677,625
Consumer	1,862,611	211,756	646,136	2,720,503	53,874,590	56,595,093
Commercial Business	445,113	36,079	86,991	568,183	7,495,718	8,063,901
Commercial Real Estate	2,432,423	4,852,227	13,913,190	21,197,840	229,726,254	250,924,094
Total	$4,740,147	$6,894,706	$18,404,118	$30,038,971	$376,221,742	$406,260,713

At June 30, 2013 and December 31, 2012, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

The following table shows non-accrual loans by category at June 30, 2013 compared to December 31, 2012:

	At June 30, 2013		At December 31, 2012		$	%
	Amount	Percent (1)	Amount	Percent (1)	Decrease	Decrease
Non-accrual Loans:
Residential Real Estate	$3,053,149	0.8%	$3,757,801	0.9%	$(704,652)	(18.8)%
Commercial Business	2,264	—	86,991	—	(84,727)	(97.4)
Commercial Real Estate	8,644,831	2.3	13,913,190	3.4	(5,268,359)	(37.9)
Consumer	505,138	0.1	646,136	0.2	(140,998)	(21.8)
Total Non- accrual Loans	$12,205,382	3.2%	$18,404,118	4.5%	$(6,198,736)	(33.7)%

(1) PERCENT OF GROSS LOANS RECEIVABLE, NET OF DEFERRED FEES AND LOANS IN PROCESS AND LOANS HELD FOR SALE.
The following tables show the activity in the allowance for loan losses by category for the periods indicated:

	For the Three Months Ended June 30, 2013
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,591,884	$908,393	$542,903	$8,062,046	$11,105,226
Provision	156,264	66,151	(57,981)	735,566	900,000
Charge-Offs	(82,277)	(96,499)	—	(903,075)	(1,081,851)
Recoveries	—	10,868	3,632	69,404	83,904
Ending Balance	$1,665,871	$888,913	$488,554	$7,963,941	$11,007,279

	For the Three Months Ended June 30, 2012
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,928,625	$1,498,111	$644,855	$10,543,607	$14,615,198
Provision	319,110	(134,166)	16,574	523,482	725,000
Charge-Offs	(226,972)	(120,427)	(188,730)	(2,285,896)	(2,822,025)
Recoveries	9,759	8,281	525	147,589	166,154
Ending Balance	$2,030,522	$1,251,799	$473,224	$8,928,782	$12,684,327

	For the Six Months Ended June 30, 2013
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,521,559	$1,001,271	$618,919	$8,176,622	$11,318,371
Provision	255,835	(15,662)	(135,047)	1,940,255	2,045,381
Charge-Offs	(111,523)	(116,075)	(4,436)	(2,235,277)	(2,467,311)
Recoveries	—	19,379	9,118	82,341	110,838
Ending Balance	$1,665,871	$888,913	$488,554	$7,963,941	$11,007,279

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

	For the Six Months Ended June 30, 2012
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$2,416,356	$996,780	$720,405	$10,127,833	$14,261,374
Provision	97,062	1,408,134	(59,501)	1,229,305	2,675,000
Charge-Offs	(492,655)	(1,182,205)	(188,730)	(2,575,945)	(4,439,535)
Recoveries	9,759	29,090	1,050	147,589	187,488
Ending Balance	$2,030,522	$1,251,799	$473,224	$8,928,782	$12,684,327

The following tables present information related to impaired loans evaluated individually for impairment and collectively evaluated for impairment in the allowance for loan losses:

	Allowance For Loan Losses
June 30, 2013	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$118,000	$1,547,871	$1,665,871
Consumer	—	888,913	888,913
Commercial Business	—	488,554	488,554
Commercial Real Estate	423,493	7,540,448	7,963,941
Total	$541,493	$10,465,786	$11,007,279

	Allowance For Loan Losses
December 31, 2012	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,521,559	$1,521,559
Consumer	—	1,001,271	1,001,271
Commercial Business	—	618,919	618,919
Commercial Real Estate	440,000	7,736,622	8,176,622
Total	$440,000	$10,878,371	$11,318,371

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

The following tables present information related to impaired loans evaluated individually for impairment and collectively evaluated for impairment in loans receivable for the periods indicated:

	Loans Receivable
June 30, 2013	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$3,740,741	$82,858,266	$86,599,007
Consumer	304,436	52,543,040	52,847,476
Commercial Business	22,264	7,432,213	7,454,477
Commercial Real Estate	30,460,094	206,290,745	236,750,839
Total	$34,527,535	$349,124,264	$383,651,799

	Loans Receivable
December 31, 2012	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$4,500,902	$86,176,723	$90,677,625
Consumer	322,588	56,272,505	56,595,093
Commercial Business	7,853	8,056,048	8,063,901
Commercial Real Estate	35,115,195	215,808,899	250,924,094
Total	$39,946,538	$366,314,175	$406,260,713

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired management measures impairment and records the loan at fair value. Fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sale, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and if it is over 24 months old will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. The average balance of impaired loans was $35.9 million for six months ended June 30, 2013 compared to $38.0 million for the six months ended June 30, 2012.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

The following tables are a summary of information related to impaired loans as of and for the three months ended June 30, 2013 and 2012.

		At		For The Three Months Ended June 30,
	June 30, 2013			2013		2012
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$3,143,808	$3,372,407	$—	$3,202,717	$3,890	$2,385,897	$19,202
Consumer Loans	304,436	368,436	—	300,998	2,875	1,139,528	3,498
Commercial Business	22,264	22,264	—	23,302	—	18,948	161
Commercial Real Estate	26,341,863	30,170,137	—	26,980,203	180,095	32,966,362	211,447
With An Allowance Recorded:
Residential Real Estate	596,933	596,933	118,000	596,933	1,938	1,088,933	—
Consumer Loans	—	—	—	—	—	9,784	—
Commercial Business	—	—	—	—	—	74,305	—
Commercial Real Estate	4,118,231	5,529,591	423,493	4,191,700	26,979	4,030,147	—
Total
Residential Real Estate	3,740,741	3,969,340	118,000	3,799,650	5,828	3,474,830	19,202
Consumer Loans	304,436	368,436	—	300,998	2,875	1,149,312	3,498
Commercial Business	22,264	22,264	—	23,302	—	93,253	161
Commercial Real Estate	30,460,094	35,699,728	423,493	31,171,903	207,074	36,996,509	211,447
Total	$34,527,535	$40,059,768	$541,493	$35,295,853	$215,777	$41,713,904	$234,308

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

	For The Six Months Ended June 30,
	2013		2012
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$3,236,129	$6,087	$2,225,982	$78,521
Consumer Loans	300,783	3,467	1,768,913	10,581
Commercial Business	24,819	—	156,921	161
Commercial Real Estate	27,549,900	506,537	28,493,205	927,888
With An Allowance Recorded:
Residential Real Estate	596,933	9,548	837,521	6,137
Consumer Loans	—	—	18,983	—
Commercial Business	—	—	140,720	956
Commercial Real Estate	4,216,012	63,051	4,358,679	185,521
Total
Residential Real Estate	3,833,062	15,635	3,063,503	84,658
Consumer Loans	300,783	3,467	1,787,896	10,581
Commercial Business	24,819	—	297,641	1,117
Commercial Real Estate	31,765,912	569,588	32,851,884	1,113,409
Total	$35,924,576	$588,690	$38,000,924	$1,209,765

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

In the course of resolving delinquent loans, the Bank may choose to restructure the contractual terms of certain loans. A troubled debt restructuring ("TDR") is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to a borrower that it would not otherwise consider (Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 310-40).  The concessions granted on TDRs generally include terms to reduce the interest rate, extend the term of the debt obligation, or modify the payment structure on the debt obligation. The Bank grants such concessions to reassess the borrower’s financial status and develop a plan for repayment.  TDRs included in impaired loans at June 30, 2013 and December 31, 2012 were $13.0 million and $15.9 million, respectively.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

The following table is a summary of loans restructured as TDRs during the periods indicated:

	For the Three Months Ended June 30, 2013			For the Three Months Ended June 30, 2012
Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential Real Estate	—	$—	$—	—	$—	$—
Consumer Loans	—	—	—	—	—	—
Commercial Business	—	—	—	—	—	—
Commercial Real Estate	1	329,999	329,999	—	—	—
Total	1	$329,999	$329,999	—	$—	$—

	For the Six Months Ended June 30, 2013			For the Six Months Ended June 30, 2012
Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential Real Estate	—	$—	$—	—	$—	$—
Consumer Loans	—	—	—	1	15,358	15,358
Commercial Business	—	—	—	—	—	—
Commercial Real Estate	4	1,651,023	1,651,023	9	7,871,114	7,871,114
Total	4	$1,651,023	$1,651,023	10	$7,886,472	$7,886,472

During the three months ended June 30, 2013, the Bank modified one loan that was considered to be a TDR. The Bank lowered the interest rate on this loan to enable the customer to begin making monthly principal and interest payments. During the three months ended June 30, 2012, the Bank did not modify any loans that were considered to be TDRs. At June 30, 2013, all of the TDRs were current and therefore, no loans previously restructured within the last twelve months were in default. The Bank considers any loan 30 days or more past due to be in default. During the six months ended June 30, 2012, four loans with a recorded investment of $879,000 that had been restructured during the last 12 months subsequently defaulted during the period.

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

Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material adverse effect on the Company.  As of June 30, 2013 and December 31, 2012, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  The Company and the Bank’s regulatory capital amounts and ratios are as follows as of the dates indicated:

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2013
SECURITY FEDERAL CORP.
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$67,683	16.7%	$16,261	4.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	72,838	17.9%	32,522	8.0%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	67,683	7.8%	34,680	4.0%	N/A	N/A

SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$80,048	19.7%	$16,250	4.0%	$24,376	6.0%
Total Risk-Based Capital (To Risk Weighted Assets)	85,185	21.0%	32,501	8.0%	40,626	10.0%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	80,048	9.2%	34,670	4.0%	43,337	5.0%

December 31, 2012
SECURITY FEDERAL CORP.
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$68,639	16.5%	$16,619	4.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	84,148	20.3%	33,237	8.0%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	68,639	7.7%	35,552	4.0%	N/A	N/A

SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$80,822	19.5%	$16,606	4.0%	$24,909	6.0%
Total Risk-Based Capital (To Risk Weighted Assets)	86,012	20.7%	33,212	8.0%	41,515	10.0%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	80,822	9.1%	35,541	4.0%	44,426	5.0%

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. At June 30, 2013, the Company’s investment portfolio was comprised of government and agency bonds, mortgage-backed securities issued by government agencies or GSEs, municipal securities, and two equity investments. The portfolio did not contain any private label mortgage-backed securities. Fair value measurement is based upon prices obtained from third party pricing services who use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As such, these securities are classified as Level 2.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2013, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records impaired loans as nonrecurring Level 3.

As of June 30, 2013 and December 31, 2012, the recorded investment in impaired loans was $34.5 million and $39.9 million, respectively.

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

Assets measured at fair value on a recurring basis are as follows as of June 30, 2013:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FHLB Securities	$—	$16,332,587	$—
FFCB Securities	—	5,513,917	—
FNMA And FHLMC Bonds	—	2,991,851	—
SBA Bonds	—	91,526,648	—
Tax Exempt Municipal Bonds	—	59,765,796	—
Mortgage-Backed Securities	—	255,951,587	—
Equity Securities	—	249,500	—
Total	$—	$432,331,886	$—

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

There were no liabilities measured at fair value on a recurring basis as of June 30, 2013 or December 31, 2012.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents assets measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall. There were no liabilities measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012.

Assets:	Level 1	Level 2	Level 3	Balance At June 30, 2013
Mortgage Loans Held For Sale	$—	$3,474,933	$—	$3,474,933
Collateral Dependent Impaired Loans (1)	—	—	33,986,042	33,986,042
Foreclosed Assets	—	—	4,781,454	4,781,454
Total	$—	$3,474,933	$38,767,496	$42,242,429

(1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $541,493

Assets:	Level 1	Level 2	Level 3	Balance At December 31, 2012
Mortgage Loans Held For Sale	$—	$4,770,760	$—	$4,770,760
Collateral Dependent Impaired Loans (1)	—	—	39,506,538	39,506,538
Foreclosed Assets	—	—	6,754,425	6,754,425
Total	$—	$4,770,760	$46,260,963	$51,031,723

(1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $440,000

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value		Significant
	June 30,	Valuation	Unobservable
	2013	Technique	Inputs	Range
Collateral Dependent Impaired Loans	$33,986,042	Appraised Value	Discount Rates/ Discounts to Appraised Values	0% - 70%
Foreclosed Assets	4,781,454	Appraised Value/Comparable Sales	Discount Rates/ Discounts to Appraised Values	0% - 73%

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

11. Carrying Amounts and Fair Value of Financial Instruments, Continued

The following tables are a summary of the carrying value and estimated fair value of the Company’s financial instruments as of June 30, 2013 and December 31, 2012 presented in accordance with the applicable accounting guidance.

	June 30, 2013
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash And Cash Equivalents	$9,336	$9,336	$9,336	$—	$—
Certificates Of Deposits With Other Banks	1,479	1,479	—	1,479	—
Investment And Mortgage-Backed Securities	432,332	432,332	—	432,332	—
Loans Receivable, Net	374,049	376,149	—	—	376,149
FHLB Stock	5,188	5,188	5,188	—	—

Financial Liabilities:
Deposits:
Checking, Savings, And Money Market Accounts	$398,111	$398,111	$398,111	$—	$—
Certificate Accounts	272,971	274,292	—	274,292	—
Advances From FHLB	91,549	97,117	—	97,117	—
Other Borrowed Money	9,640	9,640	9,640	—	—
Senior Convertible Debentures	6,084	6,084	—	6,084	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

	December 31, 2012
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash And Cash Equivalents	$7,904	$7,904	$7,904	$—	$—
Certificates Of Deposits With Other Banks	1,729	1,729	—	1,729	—
Investment And Mortgage-Backed Securities	430,988	434,588	—	434,588	—
Loans Receivable, Net	397,706	397,360	—	—	397,360
FHLB Stock	6,179	6,179	6,179	—	—

Financial Liabilities:
Deposits:
Checking, Savings, And Money Market Accounts	$383,534	$383,534	$383,534	$—	$—
Certificate Accounts	292,804	295,734	—	295,734	—
Advances From FHLB	105,257	113,471	—	113,471	—
Other Borrowed Money	9,317	9,317	9,317	—	—
Senior Convertible Debentures	6,084	6,084	—	6,084	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

At June 30, 2013, the Bank had $31.9 million of off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

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

12. Accounting and Reporting Changes

The following is a summary of recent authoritative pronouncements that could affect accounting, reporting, and disclosure of financial information by the Company:

On April 22, 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The FASB recognized that there is minimal guidance in current U.S. GAAP that addresses when it is appropriate to apply, or how to apply, the liquidation basis of accounting which has resulted in diversity in practice. The ASU is intended to clarify when an entity should apply the liquidation basis of accounting. In addition, the ASU provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The ASU is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The ASU requirements are to be applied prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

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

The amendments were effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

12. Accounting and Reporting Changes, Continued

Under the provisions of ASU No. 2012-02, an entity no longer would be required to calculate the fair value of the indefinite-lived intangible assets unless it determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.The amendments were effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.

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

On July 31, 2013, the Company repurchased its outstanding warrant at a fair market value of $50,000 from the U.S. Treasury. As a result of the transaction the warrant was canceled which reduced warrants outstanding by $400,000 and increased additional paid in capital by $350,000. Management has reviewed all other events occurring through the date the consolidated financial statements were available to be issued and no other subsequent events occurred requiring accrual or disclosure.

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

•
the impact of new legislation, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations, and the recently issued Basel III regulatory capital requirements;

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

Financial Condition At June 30, 2013 and December 31, 2012

General – Total assets decreased $23.0 million or 2.6% to $867.4 million at June 30, 2013 from $890.4 million at December 31, 2012. The primary reason for the decrease in total assets was a decrease in net loans receivable and repossessed assets.

Assets – The increases and decreases in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	June 30, 2013	December 31, 2012	Amount	Percent
Cash And Cash Equivalents	$9,335,897	$7,903,950	$1,431,947	18.1%
Investment And Mortgage- Backed Securities – Available For Sale	432,331,886	354,916,216	77,415,670	21.8
Investment And Mortgage- Backed Securities – Held To Maturity	—	76,072,262	(76,072,262)	(100.0)
Loans Receivable, Net	374,049,099	397,705,820	(23,656,721)	(5.9)
Repossessed Assets Acquired In Settlement Of Loans	4,781,454	6,754,425	(1,972,971)	(29.2)
FHLB Stock	5,187,900	6,178,700	(990,800)	(16.0)
Other Assets	6,464,230	5,488,960	975,270	17.8

Cash and cash equivalents increased $1.4 million or 18.1% to $9.3 million at June 30, 2013 from $7.9 million at December 31, 2012.

Investment and mortgage-backed securities available for sale increased $77.4 million or 21.8% to $432.3 million at June 30, 2013 from $354.9 million at December 31, 2012. On June 30, 2013, the Company transferred all of its investment and mortgage-backed securities classified as held to maturity to available for sale. The amortized cost of the securities that were transfered totaled $72.0 million and the unrealized gain related to these securities totaled $1.4 million on the date of the transfer. The remainder of the increase was the result of investment purchases offset slightly by principal repayments on securities coupled with the sale of seven securities during the three months ended June 30, 2013.

Investment and mortgage-backed securities held to maturity decreased $76.1 million or 100.0% to $0.0 at June 30 from $76.1 million at December 31, 2013 as a result of investment maturities as well as principal repayments on mortgage-backed securities in conjunction with the transfer mentioned above. As a result of the transfer and subsequent sales, the Company believes it has tainted its held to maturity classification and judgment will be required in the future in determining when circumstances have changed such that management can assert with a great degree of credibility that it has the intent and ability to hold debt securities

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

to maturity. Based on this guidance, the Company does not expect to classify any securities as held to maturity within the near future.

Loans receivable, net, decreased $23.7 million or 5.9% to $374.0 million at June 30, 2013 from $397.7 million at December 31, 2012. This decrease was a result of increased loan paydowns combined with lower loan demand from creditworthy borrowers. Residential real estate loans decreased $4.1 or 4.5% to $86.6 million at June 30, 2013 from $90.7 million at December 31, 2012. Consumer loans decreased $3.7 million or 6.6% to $52.8 million at June 30, 2013 compared to $56.6 million at December 31, 2012. Commercial real estate loans and commercial business loans decreased $14.2 million and $609,000, respectively, to $236.8 million and $7.5 million, respectively, at June 30, 2013 from $250.9 million and $8.1 million, respectively, at December 31, 2012. Loans held for sale decreased $1.3 million or 27.2% to $3.5 million at June 30, 2013 from $4.8 million at December 31, 2012.

Repossessed assets acquired in settlement of loans decreased $2.0 million or 29.2% to $4.8 million at June 30, 2013 from $6.8 million at December 31, 2012. At June 30, 2013, the balance of repossessed assets consisted of the following real estate properties: 10 single-family residences and eight lots within residential subdivisions located throughout our market area in South Carolina and Georgia; three parcels of land in South Carolina; one commercial building in South Carolina and one commercial building in Augusta, Georgia; eight lots within a subdivision and adjacent 22.96 acres of land in Aiken, South Carolina; and 34.8 acres of land in Bluffton, South Carolina which was originally acquired as a participation loan from another financial institution.

FHLB stock decreased $1.0 million or 16.0% to $5.2 million at June 30, 2013 compared to $6.2 million at December 31, 2012. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which is 0.15% of total assets plus a transaction component which equals 4.5% of outstanding advances (borrowings) from the FHLB of Atlanta. As total assets and total advances have decreased, so has the Bank’s required investment in FHLB stock.

Other assets increased $1.0 million or 17.8% to $6.5 million at June 30, 2013 compared to $5.5 million at December 31, 2012 as a result of an increase in the net deferred tax asset related to available for sale securities of $3.1 million offset partially by a decrease in prepaid FDIC premiums of $1.6 million. The unrealized gain on investment securities available for sale decreased $8.2 million during the six months ended June 30, 2013 as a result of an increase in market rates. The increase in the deferred tax asset represents the tax impact of this change.

Liabilities
Deposit Accounts – The balances, weighted average rates and increases and decreases in deposit accounts were as follows:

					Balance
	June 30, 2013		December 31, 2012		Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Amount	Percent
Demand Accounts:
Checking	$134,925,969	0.07%	$126,740,707	0.06%	$8,185,262	6.46%
Money Market	238,997,382	0.33	234,382,412	0.38	4,614,970	1.97
Statement Savings Accounts	24,187,183	0.15	22,411,240	0.20	1,775,943	7.92
Total	398,110,534	0.23	383,534,359	0.26	14,576,175	3.80

Certificate Accounts
0.00 – 1.99%	238,619,251		255,422,955		(16,803,704)	(6.58)
2.00 – 2.99%	31,217,119		32,975,486		(1,758,367)	(5.33)
3.00 – 3.99%	1,740,001		2,380,728		(640,727)	(26.91)
4.00 – 4.99%	881,471		1,523,474		(642,003)	(42.14)
5.00 – 5.99%	513,969		501,651		12,318	2.46
Total	272,971,811	0.95	292,804,294	1.11	(19,832,483)	(6.77)
Total Deposits	$671,082,345	0.52%	$676,338,653	0.63%	$(5,256,308)	(0.78)%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Included in the certificate accounts above were $22.7 million and $22.6 million in brokered deposits at June 30, 2013 and December 31, 2012, respectively, with a weighted average interest rate of 1.23% and 1.47%, respectively.

Advances From FHLB – FHLB advances are summarized by contractual year of maturity and weighted average interest rate in the table below:

					Balance
	June 30, 2013		December 31, 2012		Decrease
Fiscal Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2013	$8,400,000	2.72%	$22,100,000	2.92%	$(13,700,000)	(61.99)%
2014	30,248,662	3.33	30,257,182	3.33	(8,520)	(0.03)
2015	15,000,000	4.01	15,000,000	4.01	—	0.00
2016	20,000,000	4.61	20,000,000	4.60	—	0.00
2017	12,900,000	4.38	12,900,000	4.38	—	0.00
Thereafter	5,000,000	3.39	5,000,000	3.39	—	—
Total Advances	$91,548,662	3.82%	$105,257,182	3.72%	$(13,708,520)	(13.02)%

These advances are secured by a blanket collateral agreement with the FHLB by pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $126.5 million and $118.7 million at June 30, 2013 and $135.7 million and $129.4 million at December 31, 2012, respectively. Advances are subject to prepayment penalties.

The following table shows at June 30, 2013 FHLB advances that are callable as of the dates indicated. These advances are also included in the above table. All callable advances are callable at the option of the FHLB. If an advance is called, the Bank has the option to payoff the advance without penalty, reborrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

As of June 30, 2013
Borrow Date	Maturity Date	Amount	Int. Rate	Type	Call Dates
11/23/05	11/23/15	5,000,000	3.993%	Multi-Call	5/23/08 and quarterly thereafter
07/11/06	07/11/16	5,000,000	4.800	Multi-Call	7/11/08 and quarterly thereafter
11/29/06	11/29/16	5,000,000	4.025	Multi-Call	5/29/08 and quarterly thereafter
05/24/07	05/24/17	7,900,000	4.375	Multi-Call	5/27/08 and quarterly thereafter
07/25/07	07/25/17	5,000,000	3.960	Multi-Call	7/25/08 and quarterly thereafter

Other Borrowings – The Bank had $9.6 million and $9.3 million in other borrowings (non-FHLB advances) at June 30, 2013 and December 31, 2012, respectively. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At June 30, 2013 and December 31, 2012, the interest rate paid on the repurchase agreements was 0.20%. The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $13.7 million and $14.4 million, respectively, at June 30, 2013 and $15.4 million and $16.3 million, respectively, at December 31, 2012.

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

The Capital Securities accrue and pay distributions annually at a rate per annum equal to 1.97% at June 30, 2013. Prior to September

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

Equity – Shareholders’ equity decreased $4.2 million or 5.1% to $78.4 million at June 30, 2013 from $82.6 million at December 31, 2012. Accumulated other comprehensive income, net of tax decreased $5.1 million or 68.5% to $2.3 million at June 30, 2013. Market interest rates increased sharply in June 2013 as a result of a discussions by the Federal Reserve Board of reducing its monthly purchases of bonds and mortgage-backed securities sooner than expected. Long term interest rates were especially affected by this. As a result, the market values of municipal bonds in our investment and mortgage-backed securities portfolio, due to their longer term nature, were negatively impacted along with other investment types.

The Company’s net income available for common shareholders was $1.3 million for the six months ended June 30, 2013, after payment of $220,000 in preferred stock dividends. The Board of Directors of the Company declared common stock dividends totaling $471,000 during the six months ended June 30, 2013. Book value per common share was $19.00 at June 30, 2013 and $20.45 at December 31, 2012.

Results of Operations for the Three Month Periods Ended June 30, 2013 and 2012

Net Income Available to Common Shareholders - Net income available to common shareholders increased $148,000 or 23.8% to $769,000 for the three months ended June 30, 2013 compared to $621,000 for the three months ended June 30, 2012. The increase in net income was primarily the result of a $559,000 increase in non-interest income offset partially by a $311,000 decrease in net interest income after the provision for loan losses.

Net Interest Income - The net interest margin increased seven basis points to 2.88% for the three months ended June 30, 2013 from 2.81% for the comparable period in 2012. Despite the increase in margin, net interest income decreased as a result of the significant decrease in the volume of interest earning assets, particularly loans. Net interest income decreased $136,000 or 2.3% to $5.7 million during the three months ended June 30, 2013, compared to $5.9 million for the same period in 2012. During the three months ended June 30, 2013, average interest earning assets decreased $27.0 million or 3.2% to $815.6 million while average interest-bearing liabilities decreased $44.6 million or 5.7% to $739.1 million.
Interest Income - Total interest income decreased $796,000 or 9.4% to $7.7 million during the three months ended June 30, 2013 from $8.5 million for the same period in 2012. This decrease is primarily the result of the decrease in interest-earning assets. Total interest income on loans decreased $562,000 or 9.2% to $5.5 million during the three months ended June 30, 2013 from $6.6 million during the comparable period in 2012 as a result of the average loan portfolio balance decreasing $39.6 million or 9.4% to $381.5 million offset by the yield on the loan portfolio increasing one basis point to 5.79%. Interest income from mortgage-backed securities decreased $543,000 or 30.8% to $1.2 million from $1.7 million for the same period in 2012 as a result of a 68

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

basis point decrease in the portfolio yield combined with a $18.0 million decrease in the average balance. Tax equivalent interest income from investment securities increased $384,000 or 55.4% to $1.1 million as a result of an increase of 54 basis points in the yield combined with an increase of $31.0 million in the average balance of the investment securities portfolio.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013		2012
	Average Balance	Yield(1)	Average Balance	Yield(1)	Increase (Decrease) In Interest And Dividend Income From 2012
Loans Receivable, Net	$381,504,531	5.79%	$421,119,301	5.78%	$(562,006)
Mortgage-Backed Securities	249,395,337	1.96	267,376,698	2.64	(543,441)
Investment Securities(2)	181,332,991	2.38	150,290,654	1.84	384,293
Overnight Time And Certificates of Deposit	3,362,167	0.20	3,789,448	0.21	(259)
Total Interest-Earning Assets	$815,595,026	3.84%	$842,576,101	4.06%	$(721,413)
(1) Annualized
(2) Tax equivalent basis is calculated using an effective tax rate of 38% and amounted to $145,000 and $71,000 for the quarters ended June 30, 2013 and 2012, respectively.

Interest Expense - Total interest expense decreased $660,000 or 25.2% to $2.0 million during the three months ended June 30, 2013 compared to $2.6 million for the same period last year. The decrease in total interest expense is attributable to decreases in interest rates paid and a $44.6 million decrease in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $440,000 or 32.9% to $896,000 during the three months ended June 30, 2013 compared to $1.3 million for the same period last year. The decrease was attributable to a 24 basis point decrease in the cost of deposit accounts combined with a $26.4 million decrease in average interest-bearing deposits to $621.9 million for the three month period ended June 30, 2013 when compared to $648.3 million for the three month period ended June 30, 2012. The decrease was concentrated in the certificate accounts, which decreased $42.7 million to $274.8 million during the three months ended June 30, 2013 compared to $317.5 million for the same period in 2012. Interest expense on FHLB advances and other borrowings decreased $218,000 or 19.2% to $916,000 during the three months ended June 30, 2013 from $1.1 million for the same period in 2012. The average balance of FHLB advances and other borrowed money decreased $18.2 million or 14.6% to $105.9 million during the three months ended June 30, 2013 from $124.1 million for the same period last year. The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013		2012
	Average Balance	Yield(1)	Average Balance	Yield(1)	Decrease In Interest Expense From 2012
Now And Money Market Accounts	$322,708,180	0.26%	$308,429,997	0.38%	$(79,617)
Statement Savings Accounts	24,356,240	0.16	22,352,998	0.20	(1,177)
Certificates Accounts	274,844,828	0.98	317,538,322	1.30	(358,967)
FHLB Advances And Other Borrowed Money	105,920,679	3.46	124,084,189	3.65	(217,514)
Junior Subordinated Debentures	5,155,000	2.00	5,155,000	2.20	(2,524)
Senior Convertible Debentures	6,084,000	8.00	6,084,000	8.00	—
Total Interest-Bearing Liabilities	$739,068,927	1.06%	$783,644,506	1.34%	$(659,799)
(1) Annualized

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

Management’s monthly review of the adequacy of the allowance includes three main components. The first component is an analysis of loss potential in various homogenous segments of the portfolio based on historical trends and the risk inherent in each category. Previously, management applied a five year historical loss ratio to each loan category to estimate the inherent loss in these pooled loans. However, as a result of the decline in economic conditions and the unprecedented increases in delinquencies and charge offs experienced by the industry, the Company no longer considers five year historical losses relevant indicators of future losses. Management began applying 12 to 24 month historical loss ratios to each loan category to more accurately project losses in the near future.

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

The provision for loan losses was $900,000 for the quarter ended June 30, 2013 compared to $725,000 for the same quarter in the prior year. The following table details selected activity associated with the allowance for loan losses for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012
Beginning Balance	$11,105,226	$14,615,198
Provision	900,000	725,000
Charge-offs	(1,081,851)	(2,822,025)
Recoveries	83,904	166,154
Ending Balance	$11,007,279	$12,684,327

Allowance For Loan Losses As A Percentage Of Gross Loans Receivable, Held For Investment At The End Of The Period	2.88%	3.00%
Allowance For Loan Losses As A Percentage Of Impaired Loans At The End Of The Period	31.88%	29.75%
Gross Loans Receivable, Held For Investment And Held For Sale	$387,126,732	$427,239,709
Total Loans Receivable, Net	$374,049,099	$413,066,894

The cumulative interest not accrued during the three months ended June 30, 2013 relating to all non-performing loans was $177,000. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral. In the event an acceptable arrangement cannot be reached, we may need to acquire these properties through foreclosure or other means and subsequently sell, develop or liquidate them.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Income - Non-interest income increased $559,000 or 47.2% to $1.7 million for the three months ended June 30, 2013, compared to $1.2 million for the three months ended June 30, 2012. The following table provides a detailed analysis of the changes in the components of non-interest income:

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012	Amounts	Percent
Gain On Sale Of Investments	$369,729	$103,659	$266,070	256.7%
Gain On Sale Of Loans	210,840	132,952	77,888	58.6
Service Fees On Deposit Accounts	278,263	278,563	(300)	(0.1)
Income From Cash Value Of Life Insurance	78,000	105,000	(27,000)	(25.7)
Commissions From Insurance Agency	104,649	107,773	(3,124)	(2.9)
Trust Income	135,000	120,000	15,000	12.5
Check Card Fee Income	222,929	204,860	18,069	8.8
CDFI Financial Award Income	220,071	—	220,071	100.0
Other	123,422	130,929	(7,507)	(5.7)
Total Non-Interest Income	$1,742,903	$1,183,736	$559,167	47.2%

Gain on sale of investments was $370,000 during the quarter ended June 30, 2013 an increase of $266,000 or 256.7% compared to $104,000 for the same period last year. The gain resulted from the sale of seven investments during the period. Gain on sale of loans increased $78,000 or 58.6% to $211,000 during the three months ended June 30, 2012 compared to $133,000 for the same period last year. Management was able to maximize gain on sale of loans by raising the rates on these loans and therefore increasing the price.

CDFI financial award income increased $220,000 or 100.0% during the three months ended June 30, 2013, compared to the same period in 2012. The increase is primarily due to a Community Development Financial Assistance ("CDFA") award the Bank received in recognition of its commitment to community development. The Bank used the CDFA award to fund a new Small Business Microloan program which provides small, short-term loans to small businesses. These microloans help boost the local economy by enabling small businesses to obtain credit not otherwise available to them. The Bank received a total award of $1.5 million to be recognized on a pro-rata basis as the microloans are funded.

General And Administrative Expenses –For the quarter ended June 30, 2013, non-interest expense increased $93,000 or 1.8% to $5.4 million compared to $5.3 million for the same period in 2012. The increase in non-interest expense is primarily a result of an increase in compensation and employee benefits and other expenses during the three months ended June 30, 2013 offset by a decrease in the net cost of operation of other real estate owned. The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012	Amounts	Percent
Compensation And Employee Benefits	$2,768,450	$2,614,044	$154,406	5.9%
Occupancy	487,664	491,747	(4,083)	(0.8)
Advertising	70,088	81,944	(11,856)	(14.5)
Depreciation And Maintenance Of Equipment	369,760	404,594	(34,834)	(8.6)
FDIC Insurance Premiums	196,476	185,628	10,848	5.8
Amortization of Intangibles	12,501	12,501	—	—
Net Cost Of Operation Of Other Real Estate Owned	341,392	642,151	(300,759)	(46.8)
Prepayment Penalties on FHLB Advances	85,089	—	85,089	100.0
Other	1,060,192	865,599	194,593	22.5
Total General And Administrative Expenses	$5,391,612	$5,298,208	$93,404	1.8%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Compensation and employee benefits expenses increased $154,000 or 5.9% to $2.8 million for the three months ended June 30, 2013 compared to $2.6 million during the same period last year. This increase was primarily the result of annual cost of living increases.

Net cost of operation of other real estate owned decreased $301,000 or 46.8% to $341,000 during the quarter ended June 30, 2013 from $642,000 during the quarter ended June 30, 2012. This amount includes all expenses associated with other real estate owned including write-down in value and gain or loss on sales incurred during the period. Other real estate owned was $4.8 million at June 30, 2013 compared to $13.7 million at June 30, 2012.

The Company incurred a prepayment penalty of $85,000 for paying down FHLB advances during the three months ended June 30, 2013. As part of the Company's strategy, management elected to replace some higher rate advances with lower rate callable certificates of deposit. The Company did not prepay any advances during the three months ended June 30, 2012.

Other expenses increased $195,000, or 22.5% to $1.0 million for the three month period ended June 30, 2013 compared to $866,000 for the same period in the prior year. Other expenses include legal, professional, and consulting expenses, stationary and office supplies and other miscellaneous expenses. During the quarter ended June 30, 2013, the Bank hired a consultant that specializes in reducing operating expense and increasing fee income. Although this resulted in increased consulting fees during the current quarter, management believes this expense will be offset by the benefits realized in future periods.

Provision For Income Taxes – The provision for income taxes increased $7,000 or 2.5% to $293,000 for the three months ended June 30, 2013 from $286,000 for the same period one year ago. Income before income taxes was $1.2 million and $1.0 million for the three months ended June 30, 2013 and 2012, respectively. The Company’s combined federal and state effective income tax rate for the current quarter was 25.0% compared to 28.2% for the same quarter one year ago.

Results of Operations for the Six Month Periods Ended June 30, 2013 and 2012

Net Income Available to Common Shareholders - Net income available to common shareholders increased $389,000 or 41.4% to $1.3 million for the six months ended June 30, 2013 compared to $941,000 for the six months ended June 30, 2012. The increase in net income was primarily the result of an $890,000 increase in non-interest income offset partially by a $481,000, or 31.8% increase in general and administrative expense. The provision for loan losses also decreased $630,000 during the six month period ended June 30, 2013.

Net Interest Income - The net interest margin increased seven basis points to 2.83% for the six months ended June 30, 2013 from 2.76% for the comparable period in 2012. Despite the increase in margin, the significant decrease in the volume of interest earning assets, particularly loans, resulted in a decrease in net interest income. Net interest income decreased $683,000 or 5.7% to $11.3 million during the three months ended June 30, 2013, compared to $12.0 million for the same period in 2012. During the six months ended June 30, 2013, average interest earning assets decreased $28.8 million or 3.4% to $816.0 million while average interest-bearing liabilities decreased $45.4 million or 5.8% to $742.1 million from $787.5 million for the six months ended June 30, 2012.
Interest Income - Total interest income decreased $2.0 million or 11.7% to $15.4 million during the six months ended June 30, 2013 from $17.4 million for the same period in 2012. This decrease is the result of the decrease in interest-earning assets. Total interest income on loans decreased $1.6 million or 12.4% to $11.1 million during the three months ended June 30, 2013 from $12.7 million for the same period in 2012 as a result of the average loan portfolio balance decreasing $42.4 million or 9.9% to $387.4 million from $429.8 million for the same period in 2012 and the yield on the loan portfolio decreasing 16 basis points to 5.74%. Interest income from mortgage-backed securities decreased $954,000 or 27.0% to $2.6 million as a result of a 58 basis point decrease in the portfolio yield combined with a $18.3 million or 6.7% decrease in the average balance. Tax equivalent interest income from investment securities increased $585,000 or 43.4% to $1.9 million as a result of an increase of 34 basis points in the yield combined with an increase of $31.3 million or 21.7% in the average balance of the investment securities portfolio.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013		2012
	Average Balance	Yield(1)	Average Balance	Yield(1)	Increase (Decrease) In Interest And Dividend Income From 2012
Loans Receivable, Net	$387,353,900	5.74%	$429,753,599	5.90%	$(1,568,730)
Mortgage-Backed Securities	247,726,224	2.08	265,983,343	2.66	(954,469)
Investment Securities(2)	175,000,872	2.21	143,746,631	1.87	584,761
Overnight Time And Certificates of Deposit	5,871,124	0.14	5,314,103	0.10	1,293
Total Interest-Earning Assets	$815,952,120	3.83%	$844,797,676	2.67%	$(1,937,145)
(1) Annualized
(2) Tax equivalent basis is calculated using an effective tax rate of 38% and was $243,000 and $138,000 for the six months ended June 30, 2013 and 2012, respectively.

Interest Expense - Total interest expense decreased $1.4 million or 25.0% to $4.1 million during the six months ended June 30, 2013 compared to $5.4 million for the same period last year. The decrease in total interest expense is attributable to decreases in interest rates paid and a $45.4 million decrease in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $948,000 or 33.5% to $1.8 million during the six months ended June 30, 2013 compared to $2.8 million for the same period last year. The decrease was attributable to a 27 basis point decrease in the cost of deposit accounts combined with a $28.2 million decrease in average interest-bearing deposits to $621.6 million for the six month period ended June 30, 2013 when compared to $650.0 million for the six month period ended June 30, 2012. The decrease was concentrated in the certificate accounts, which decreased $43.3 million to $287.7 million during the six months ended June 30, 2013 compared to the same period in 2012. Interest expense on advances and other borrowings decreased $406,000 or 17.6% to $1.9 million during the six months ended June 30, 2013. The average balance of FHLB advances and other borrowed money decreased $17.2 million or 13.6% to $109.2 million during the six months ended June 30, 2013 from $126.4 million for the same period last year. During the six months ended June 30, 2013, as part of the Company's strategy to lower cost of funds, management elected to pay down $15.0 million in higher rate advances.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013		2012
	Average Balance	Yield(1)	Average Balance	Yield(1)	Decrease In Interest Expense From 2012
Now And Money Market Accounts	$319,221,712	0.28%	$306,110,395	0.42%	$(205,502)
Statement Savings Accounts	23,665,732	0.18	21,713,139	0.20	(623)
Certificates Accounts	278,736,209	1.01	321,997,326	1.34	(742,270)
FHLB Advances And Other Borrowed Money	109,187,416	3.48	126,390,702	3.65	(405,896)
Junior Subordinated Debentures	5,155,000	2.00	5,155,000	2.20	(5,807)
Senior Convertible Debentures	6,084,000	8.00	6,084,000	8.00	—
Total Interest-Bearing Liabilities	$742,050,069	1.10%	$787,450,562	1.38%	$(1,360,098)
(1) Annualized

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Provision for Loan Losses - The provision for loan losses was $2.0 million for the six months ended June 30, 2013 compared to $2.7 million for the same period in the prior year. The following table details selected activity associated with the allowance for loan losses for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
Beginning Balance	$11,318,371	$14,261,374
Provision	2,045,381	2,675,000
Charge-offs	(2,467,311)	(4,439,535)
Recoveries	110,838	187,488
Ending Balance	$11,007,279	$12,684,327

The cumulative interest not accrued during the six months ended June 30, 2013 relating to all non-performing loans was $388,000. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral. In the event an acceptable arrangement cannot be reached, we may need to acquire these properties through foreclosure or other means and subsequently sell, develop or liquidate them.

Non-Interest Income - Non-interest income increased $890,000 or 31.8% to $3.7 million for the three months ended June 30, 2013, compared to $2.8 million for the three months ended June 30, 2012. The following table provides a detailed analysis of the changes in the components of non-interest income:

	Six Months Ended June 30,		Increase (Decrease)
	2013	2012	Amounts	Percent
Gain On Sale Of Investments	$753,780	$638,619	$115,161	18.0%
Gain On Sale Of Loans	395,628	276,110	119,518	43.3
Service Fees On Deposit Accounts	542,094	555,827	(13,733)	(2.5)
Income From Cash Value Of Life Insurance	183,000	210,000	(27,000)	(12.9)
Commissions From Insurance Agency	244,962	225,943	19,019	8.4
Trust Income	270,000	246,000	24,000	9.8
Check Card Fee Income	418,122	403,183	14,939	3.7
CDFI Financial Award Income	636,071	—	636,071	100.0
Other	244,228	242,541	1,687	0.7
Total Non-Interest Income	$3,687,885	$2,798,223	$889,662	31.8%

Gain on sale of investments was $754,000 during the six months ended June 30, 2013 an increase of $115,000 or 18.0% compared to $639,000 during the same period last year. The gain resulted from the sale of 12 investments during the period. Gain on sale of loans increased $120,000 or 43.3% to $396,000 during the six months ended June 30, 2012 compared to $276,000 for the same period last year. Management was able to maximize gain on sale of loans by raising the rates slightly on these loans and therefore increasing the price.

CDFI financial award income increased $636,000 or 100.0% during the six months ended June 30, 2013 compared to the same period in 2012 primarily due to a CDFA award the Bank received in recognition of its commitment to community development. The Bank did not recognize any grant income during the six months ended June 30, 2012. The CDFA award totaled $1.5 million. The remaining $864,000 will be recognized as the microloans are funded.

General And Administrative Expenses –For the six months ended June 30, 2013, non-interest expense increased $481,000 or 4.6% to $10.9 million compared to $10.4 million for the same period in 2012. The increase in non-interest expense is primarily a result of an increase in other expenses of $262,000 and prepayment penalties on FHLB advances of $238,000 during the six months ended June 30, 2013 offset partially by a decrease in the net cost of operation of other real estate of $316,000. The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended June 30,		Increase (Decrease)
	2013	2012	Amounts	Percent
Compensation And Employee Benefits	$5,589,825	$5,354,123	$235,702	4.40%
Occupancy	962,978	935,277	27,701	3.0
Advertising	177,731	159,251	18,480	11.6
Depreciation And Maintenance Of Equipment	808,932	833,320	(24,388)	(2.9)
FDIC Insurance Premiums	364,198	324,449	39,749	12.3
Amortization of Intangibles	25,002	25,002	—	—
Net Cost Of Operation Of Other Real Estate Owned	737,761	1,053,855	(316,094)	(30.0)
Prepayment Penalties on FHLB Advances	238,342	—	238,342	100.0
Other	1,999,727	1,737,800	261,927	15.1
Total General And Administrative Expenses	$10,904,496	$10,423,077	$481,419	4.6%

Other expenses increased $262,000, or 15.1% to $2.0 million for the six month period ended June 30, 2013 compared to $1.7 million for the same period in the prior year. Other expenses include legal, professional, and consulting expenses, stationary and office supplies and other miscellaneous expenses. During the six months ended June 30, 2013, the Bank hired a consultant that specializes in reducing operating expense and increasing fee income. Although this resulted in increased consulting fees during the current quarter, management believes this expense will be offset by the benefits realized in future periods.

The Company incurred a prepayment penalty of $238,000 for paying down FHLB advances during the six months ended June 30, 2013. As part of the Company's strategy, management elected to replace some higher rate advances with lower rate callable certificates of deposit.

Net cost of operation of other real estate owned decreased $316,000 or 30% to $738,000 for the six months ended June 30, 2013 from $1.1 million during the six months ended June 30, 2012. Other real estate owned was $4.8 million at June 30, 2013 compared to $13.7 million at June 30, 2012.

Compensation and employee benefits expenses were at $5.6 million for the six months ended June 30, 2013, increasing $236,000 or 4.4% from $5.4 million during the same period last year as a result of normal cost of living increases.

Provision For Income Taxes – The provision for income taxes decreased $34,000 or 6.4% to $499,000 for the six months ended June 30, 2013 from $534,000 for the same period one year ago. Income before income taxes was $1.5 million and $1.2 million for the six months ended June 30, 2013 and 2012, respectively. The Company’s combined federal and state effective income tax rate for the six months ended June 30, 2013 was 24.4% compared to 31.5% for the same quarter one year ago. The decrease in the effective income tax rate is the result of an increase in tax- exempt municipal income.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

During the six months ended June 30, 2013 loan repayments exceeded loan disbursements resulting in a $23.7 million or 6.0% decrease in total net loans receivable. During the six months ended June 30, 2013, deposits decreased $5.3 million and FHLB advances decreased $13.7 million. The Bank had $171.1 million in additional borrowing capacity at the FHLB at the end of the period. At June 30, 2013, the Bank had $167.0 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed on maturity.

At June 30, 2013, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action with total risk based, Tier 1 risk based and Tier 1 leverage ratios of 20.97%, 19.70% and 9.24%, respectively. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2013.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused Lines Of Credit	$177	$1,176	$2,022	$3,375	$26,161	$29,536
Standby Letters Of Credit	240	233	1,856	2,329	—	2,329
Total	$417	$1,409	$3,878	$5,704	$26,161	$31,865

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

For the six months ended June 30, 2013, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.73%.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at June 30, 2013 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2013 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

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

101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter     ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets;     (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Changes in Shareholders’Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements (16)

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
SECURITY FEDERAL CORPORATION

Date:	August 12, 2013	By:	/s/J. Chris Verenes
J. Chris Verenes
President & Chief Executive Officer
Duly Authorized Representative

Date:	August 12, 2013	By:	/s/Roy G. Lindburg
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

101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Changes in Shareholders’Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements