Form 10-Q
period 2013-09-30
SECURITY FEDERAL CORP
filed 2013-11-13
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 – Q
(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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

Large accelerated filed [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	November 11, 2013	2,944,001

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
ASSETS:	Unaudited	Audited
Cash And Cash Equivalents	$10,379,990	$7,903,950
Certificates Of Deposit With Other Banks	1,479,931	1,728,567
Investment And Mortgage-Backed Securities:
Available For Sale: (Amortized Cost Of $425,477,772 And $342,936,153 At September 30, 2013 And December 31, 2012, Respectively)	426,846,798	354,916,216
Held To Maturity: (Fair Value Of $0 And $79,671,886 At September 30, 2013 And December 31, 2012, Respectively)	—	76,072,262
Total Investments And Mortgage-Backed Securities	426,846,798	430,988,478
Loans Receivable, Net:
Held For Sale	1,385,925	4,770,760
Held For Investment: (Net Of Allowance Of $10,649,331 and $11,318,371 At September 30, 2013 And December 31, 2012, Respectively)	363,537,170	392,935,060
Total Loans Receivable, Net	364,923,095	397,705,820
Accrued Interest Receivable:
Loans	1,224,486	1,242,072
Mortgage-Backed Securities	744,005	901,423
Investment Securities	1,300,106	1,131,262
Total Accrued Interest Receivable	3,268,597	3,274,757
Premises And Equipment, Net	17,481,412	17,917,897
Federal Home Loan Bank ("FHLB") Stock, At Cost	4,674,700	6,178,700
Repossessed Assets Acquired In Settlement Of Loans	3,492,365	6,754,425
Bank Owned Life Insurance	11,396,305	11,151,305
Intangible Assets, Net	24,471	61,974
Goodwill	1,199,754	1,199,754
Other Assets	7,271,219	5,488,960
Total Assets	$852,438,637	$890,354,587
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposit Accounts	$669,353,020	$676,338,653
Advances From FHLB	78,144,371	105,257,182
Other Borrowings	9,872,619	9,317,244
Junior Subordinated Debentures	5,155,000	5,155,000
Advance Payments By Borrowers For Taxes And Insurance	604,370	189,424
Senior Convertible Debentures	6,084,000	6,084,000
Other Liabilities	5,735,519	5,420,600
Total Liabilities	774,948,899	807,762,103
Shareholders' Equity:
Serial Preferred Stock, $.01 Par Value; Authorized 200,000 Shares; Issued And Outstanding, 22,000 Shares At September 30, 2013 And December 31, 2012, Respectively	22,000,000	22,000,000
Common Stock, $.01 Par Value; Authorized 5,000,000 Shares; Issued 3,144,934 Shares At September 30, 2013 And At December 31, 2012	31,449	31,449
Warrant Issued In Conjunction With Serial Preferred Stock	—	400,000
Additional Paid-In Capital	11,974,968	11,630,717
Treasury Stock, At Cost (200,933 Shares At September 30, 2013 And December 31, 2012, Respectively)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive Income	849,100	7,431,310
Retained Earnings	46,964,933	45,429,720
Total Shareholders' Equity	77,489,738	82,592,484
Total Liabilities And Shareholders' Equity	$852,438,637	$890,354,587
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest Income:
Loans	$5,375,962	$5,979,342	$16,485,033	$18,657,143
Mortgage-Backed Securities	1,360,586	1,642,163	3,943,033	5,179,079
Investment Securities	966,936	647,720	2,655,352	1,857,233
Other	2,219	2,233	6,262	4,983
Total Interest Income	7,705,703	8,271,458	23,089,680	25,698,438
Interest Expense:
NOW And Money Market Accounts	186,183	291,387	630,239	940,945
Statement Savings Accounts	6,932	10,914	27,720	32,325
Certificate Accounts	601,056	944,296	2,015,069	3,100,579
FHLB Advances And Other Borrowed Money	854,292	1,066,410	2,753,183	3,371,197
Senior Convertible Debentures	121,680	121,680	365,040	365,040
Junior Subordinated Debentures	25,952	28,378	77,549	85,782
Total Interest Expense	1,796,095	2,463,065	5,868,800	7,895,868
Net Interest Income	5,909,608	5,808,393	17,220,880	17,802,570
Provision For Loan Losses	600,000	300,000	2,645,381	2,975,000
Net Interest Income After Provision For Loan Losses	5,309,608	5,508,393	14,575,499	14,827,570
Non-Interest Income:
Gain On Sale Of Investment Securities	419,360	324,835	1,173,140	963,454
Gain On Sale Of Loans	227,332	177,524	622,960	453,634
Service Fees On Deposit Accounts	303,350	291,753	845,444	847,580
Commissions From Insurance Agency	103,330	131,761	348,292	357,704
Trust Income	135,000	120,000	405,000	366,000
Bank Owned Life Insurance Income	78,000	105,000	261,000	315,000
Check Card Fee Income	222,252	196,943	640,374	600,126
Community Development Financial Institution ("CDFI") Financial Award Income	97,000	—	733,071	—
Other	152,467	129,873	396,695	372,414
Total Non-Interest Income	1,738,091	1,477,689	5,425,976	4,275,912
Non-Interest Expense:
Compensation And Employee Benefits	2,677,608	2,709,998	8,267,433	8,064,121
Occupancy	484,857	505,208	1,447,835	1,440,485
Advertising	79,130	97,221	256,861	256,472
Depreciation And Maintenance Of Equipment	412,020	412,000	1,220,952	1,245,320
Federal Deposit Insurance Corporation ("FDIC") Insurance Premiums	191,535	152,494	555,733	476,943
Amortization Of Intangibles	12,501	12,501	37,503	37,503
Net Cost Of Operation Of Other Real Estate Owned	506,174	1,321,254	1,243,935	2,375,109
Prepayment Penalties on FHLB Advances	191,181	—	429,523	—
Other	1,109,892	860,407	3,109,619	2,598,207
Total General And Administrative Expenses	5,664,898	6,071,083	16,569,394	16,494,160
Income Before Income Taxes	1,382,801	914,999	3,432,081	2,609,322
Provision For Income Taxes	360,970	245,209	860,319	778,857
Net Income	1,021,831	669,790	2,571,762	1,830,465
Preferred Stock Dividends	110,000	110,000	330,000	330,000
Net Income Available To Common Shareholders	$911,831	$559,790	$2,241,762	$1,500,465
Net Income Per Common Share (Basic)	$0.31	$0.19	$0.76	$0.51
Net Income Per Common Share (Diluted)	$0.31	$0.19	$0.76	$0.51
Cash Dividend Per Share On Common Stock	$0.08	$0.08	$0.24	$0.24
Weighted Average Shares Outstanding (Basic)	2,944,001	2,944,001	2,944,001	2,944,001
Weighted Average Shares Outstanding (Diluted)	2,944,001	2,944,001	2,944,001	2,944,001
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,
	2013	2012
Net Income	$1,021,831	$669,790
Other Comprehensive Income (Loss)
Unrealized Gains (Losses) On Securities:
Unrealized Holding Gains (Losses) On Securities Available For Sale, Net Of Taxes Of $752,070 And $654,071 At September 30, 2013 And 2012, Respectively	(1,230,443)	1,268,566
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes Of $159,357 And $123,437 At September 30, 2013 And 2012, Respectively	(260,003)	(201,398)
Other Comprehensive Income (Loss)	(1,490,446)	1,067,168
Comprehensive Income (Loss)	$(468,615)	$1,736,958

	Nine Months Ended September 30,
	2013	2012
Net Income	$2,571,762	$1,830,465
Other Comprehensive Income (Loss)
Unrealized Gains (Losses) On Securities:
Unrealized Holding Gains (Losses) On Securities Available For Sale, Net Of Taxes Of $4,113,767 And $1,076,420 At September 30, 2013 And 2012, Respectively	(6,720,796)	2,353,605
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes Of $445,793 And $366,113 At September 30, 2013 And 2012, Respectively	(727,347)	(597,341)
Held To Maturity Transfer To Available For Sale, Net Of Taxes Of $530,733 And $0 At September 30, 2013 And 2012, Respectively	865,933	—
Other Comprehensive Income (Loss)	(6,582,210)	1,756,264
Comprehensive Income (Loss)	$(4,010,448)	$3,586,729

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2013 and 2012

	Preferred Stock	Warrants	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2011	$22,000,000	$400,000	$31,449	$11,617,964	$(4,330,712)	$6,416,277	$44,426,903	$80,561,881
Net Income	—	—	—	—	—	—	1,830,465	1,830,465
Other Comprehensive Income, Net Of Tax	—	—	—	—	—	1,756,264	—	1,756,264
Stock Compensation Expense	—	—	—	24,843	—	—	—	24,843
Cash Dividends On Preferred	—	—	—	—	—	—	(330,000)	(330,000)
Cash Dividends On Common	—	—	—	—	—	—	(706,559)	(706,559)
Balance at September 30, 2012	$22,000,000	$400,000	$31,449	$11,642,807	$(4,330,712)	$8,172,541	$45,220,809	$83,136,894

	Preferred Stock	Warrants	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2012	$22,000,000	$400,000	$31,449	$11,630,717	$(4,330,712)	$7,431,310	$45,429,720	$82,592,484
Net Income	—	—	—	—	—	—	2,571,762	2,571,762
Other Comprehensive Loss, Net Of Tax	—	—	—	—	—	(6,582,210)	—	(6,582,210)
Stock Compensation Expense	—	—	—	(5,749)	—	—	—	(5,749)
Redemption of Warrant Issued In Conjunction With Serial Preferred Stock	—	(400,000)	—	350,000	—	—	—	(50,000)
Cash Dividends On Preferred	—	—	—	—	—	—	(330,000)	(330,000)
Cash Dividends On Common	—	—	—	—	—	—	(706,549)	(706,549)
Balance at September 30, 2013	$22,000,000	$—	$31,449	$11,974,968	$(4,330,712)	$849,100	$46,964,933	$77,489,738

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,571,762	$1,830,465
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	947,448	1,077,793
Amortization Of Intangible Assets	37,503	37,503
Stock Option Compensation Expense	(5,749)	24,843
Discount Accretion And Premium Amortization	5,485,576	5,411,461
Provisions For Losses On Loans	2,645,381	2,975,000
Income From Bank Owned Life Insurance	(261,000)	(315,000)
Gain On Sales Of Loans	(622,960)	(453,634)
Gain On Sales Of Mortgage-Backed Securities	(791,003)	(598,128)
Gain On Sales Of Investment Securities	(382,137)	(365,326)
(Gain) Loss On Sale Of Real Estate Owned	(80,001)	1,211
Write Down On Real Estate Owned	1,124,378	1,906,500
Amortization Of Deferred Fees On Loans	(3,255)	(8,034)
Gain On Disposition Of Premises And Equipment	431	—
Proceeds From Sale Of Loans Held For Sale	27,252,344	25,129,543
Origination Of Loans Held For Sale	(23,244,549)	(23,214,551)
(Increase) Decrease In Accrued Interest Receivable:
Loans	17,586	495,105
Mortgage-Backed Securities	157,418	11,508
Investment Securities	(168,844)	110,821
Increase In Advance Payments By Borrowers	414,946	359,740
Other, Net	2,576,122	(800,787)
Net Cash Provided By Operating Activities	17,671,397	13,616,033

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase Of Mortgage-Backed Securities Available For Sale	(64,782,671)	(68,509,386)
Principal Repayments On Mortgage-Backed Securities Available For Sale	45,539,786	40,121,950
Purchase Of Mortgage-Backed Securities Held To Maturity	—	(11,873,409)
Principal Repayments On Mortgage-Backed Securities Held To Maturity	942,806	1,114,545
Purchase Of Investment Securities Available For Sale	(60,296,593)	(50,564,039)
Maturities Of Investment Securities Available For Sale	16,419,156	20,905,948
Purchase of Investment Securities Held To Maturity	(1,000,000)	(12,219,647)
Maturities Of Investment Securities Held To Maturity	3,501,978	12,034,447
Proceeds From Sale of Investment Securities Available For Sale	16,947,896	8,511,730
Proceeds From Sale of Mortgage-Backed Securities Available For Sale	31,945,850	28,399,986
Proceeds From Redemption of Certificates Of Deposits With Other Banks	250,000	—
Purchase Of FHLB Stock	(2,696,106)	(284,687)
Redemption Of FHLB Stock	4,200,106	2,288,787
Decrease In Loans Receivable	23,717,082	35,904,577
Capital Improvements To Repossessed Assets	—	(36,877)
Proceeds From Sale Of Repossessed Assets	5,256,365	3,173,750
Purchase And Improvement Of Premises And Equipment	(513,144)	(76,047)
Proceeds From Sale of Premises and Equipment	1,750	—
Net Cash Provided By Investing Activities	19,434,261	8,891,628

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

	Nine months Ended September 30,
	2013	2012
	Continued
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease In Deposit Accounts	$(6,985,633)	$(2,542,439)
Proceeds From FHLB Advances	77,900,000	54,700,001
Repayment Of FHLB Advances	(105,012,811)	(67,112,559)
Increase in Other Borrowings, Net	555,375	94,528
Dividends To Preferred Stock Shareholders	(330,000)	(330,000)
Repayment Of Warrant Issued In Conjunction With Preferred Stock	(50,000)	—
Dividends To Common Stock Shareholders	(706,549)	(706,559)
Net Cash Used By Financing Activities	(34,629,618)	(15,897,028)
Net Increase In Cash And Cash Equivalents	2,476,040	6,610,633
Cash And Cash Equivalents At Beginning Of Period	7,903,950	7,797,544
Cash And Cash Equivalents At End Of Period	$10,379,990	$14,408,177
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Period For:
Interest	$5,921,035	$7,970,642
Income Taxes	$358,419	$1,343,816
Supplemental Schedule Of Non Cash Transactions:
Transfers From Loans Receivable To Other Real Estate Owned	$3,038,682	$2,416,928
Transfers From Investment Securities Held To Maturity To Available For Sale	$49,907,323	$—
Transfers From Mortgage-Backed Securities Held To Maturity To Available For Sale	$22,100,000	$—

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in Security Federal Corporation’s (the “Company”) 2012 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-KT for the transitional nine months ended December 31, 2012 (“2012 10-KT”) when reviewing interim financial statements.  The Company changed its fiscal year from March 31 to December 31 effective January 17, 2013. The results of operations for the nine month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

The following table provides a reconciliation of net income to net income available to common shareholders for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Earnings Available To Common Shareholders:
Net Income	$1,021,831	$669,790	$2,571,762	$1,830,465
Preferred Stock Dividends	110,000	110,000	330,000	330,000
Net Income Available To Common Shareholders	$911,831	$559,790	$2,241,762	$1,500,465

There were no dilutive securities or options for the three months and nine months ended September 30, 2013 or 2012.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

5. Stock-Based Compensation

Certain officers and directors of the Company participate in an incentive and non-qualified stock option plan. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. The following is a summary of the activity under the Company’s stock option plans for the periods presented:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance, Beginning of Period	68,400	$22.63	68,400	$22.63
Options Granted	—	—	—	—
Options Exercised	—	—	—	—
Options Forfeited	(3,400)	24.06	(3,400)	24.06
Balance, End Of Period	65,000	$22.55	65,000	$22.55

Options Exercisable	45,400

Options Available For Grant	50,000

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance, Beginning of Period	72,900	$22.62	74,900	$22.61
Options Granted	—	—	—	—
Options Exercised	—	—	—	—
Options Forfeited	(4,500)	22.58	(6,500)	22.46
Balance, End Of Period	68,400	$22.63	68,400	$22.63

Options Exercisable	43,400

Options Available For Grant	50,000

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

5. Stock-Based Compensation, Continued

At September 30, 2013, the Company had the following options outstanding:

Grant Date	Outstanding Options	Option Price	Expiration Date
12/01/03	3,000	$23.65	11/30/13

01/01/04	4,000	$24.22	12/31/13

03/08/04	7,000	$21.43	03/08/14

06/07/04	2,000	$24.00	06/07/14

01/01/05	18,000	$20.55	12/31/14

01/01/06	4,000	$23.91	01/01/16

08/24/06	3,500	$23.03	08/24/16

05/24/07	2,000	$24.34	05/24/17

07/09/07	1,000	$24.61	07/09/17

10/01/07	2,000	$24.28	10/01/17

01/01/08	14,000	$23.49	01/01/18

05/19/08	2,500	$22.91	05/19/18

07/01/08	2,000	$22.91	07/01/18

None of the options outstanding at September 30, 2013 or 2012 had an exercise price below the average market price during the three or nine month periods ended September 30, 2013 or 2012. Therefore these options were not deemed to be dilutive to earnings per share in those periods.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
FHLB Securities	$15,932,195	$12,474	$898,379	$15,046,290
Federal Farm Credit Bank ("FFCB") Securities	5,750,000	—	336,342	5,413,658
Fannie Mae ("FNMA") And Freddie Mac ("FHLMC") Bonds	3,008,579	—	33,719	2,974,860
Small Business Administration (“SBA”) Bonds	99,318,089	2,074,749	367,610	101,025,228
Tax Exempt Municipal Bonds	59,329,205	470,378	2,886,122	56,913,461
Mortgage-Backed Securities	241,881,766	6,339,618	3,000,433	245,220,951
Equity Securities	257,938	—	5,588	252,350
	$425,477,772	$8,897,219	$7,528,193	$426,846,798

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
FHLB Securities	$6,115,036	$53,954	$4,320	$6,164,670
SBA Bonds	94,152,203	2,466,354	156,287	96,462,270
Tax Exempt Municipal Bonds	35,772,115	1,770,567	60,534	37,482,148
Mortgage-Backed Securities	206,793,861	8,030,008	91,966	214,731,903
Equity Securities	102,938	—	27,713	75,225
	$342,936,153	$12,320,883	$340,820	$354,916,216
FHLB securities, and FNMA and FHLMC mortgage-backed securities are issued by government-sponsored enterprises (“GSEs”).  GSEs are not backed by the full faith and credit of the United States government.  SBA bonds are backed by the full faith and credit of the United States government. Included in the tables above and below in mortgage-backed securities are GNMA mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At September 30, 2013 the Bank held an amortized cost and fair value of $165.5 million and $169.1 million, respectively, in GNMA mortgage-backed securities included in mortgage-backed securities listed above compared to an amortized cost and fair value of $135.3 million and $141.2 million, respectively, at December 31, 2012. All mortgage-backed securities above are either GSEs or GNMA mortgage-backed securities. The Company has not invested in any private label mortgage-backed securities.

Market interest rates increased sharply in June 2013 as a result of a discussions by the Federal Reserve of reducing its monthly purchases of bonds and mortgage-backed securities sooner than expected. Long term interest rates were especially affected by this. As a result, the market values in our investment and mortgage-backed securities portfolio were negatively impacted.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Available For Sale, Continued

The amortized cost and fair value of investment and mortgage-backed securities available for sale at September 30, 2013 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Less Than One Year	$303,707	$306,647
One – Five Years	14,618,573	14,974,880
Over Five – Ten Years	72,154,975	72,232,540
More Than Ten Years	96,518,751	94,111,780
Mortgage-Backed Securities	241,881,766	245,220,951
	$425,477,772	$426,846,798

At September 30, 2013 the amortized cost and fair value of investment and mortgage-backed securities available for sale pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $116.0 million and $118.3 million, respectively, compared to an amortized cost and fair value of $108.9 million and $114.4 million, respectively at December 31, 2012.

The Bank received $48.9 million and $36.9 million, respectively, in gross proceeds from sales of available for sale securities during the nine months ended September 30, 2013 and 2012. As a result, the Bank recognized gross gains of $1.3 million and $963,000, respectively, for the nine months ended September 30, 2013 and 2012. The Bank recognized gross losses of $101,000 and $0, respectively, for the nine months ended September 30, 2013 and 2012. The Bank received $17.1 million and $15.6 million, respectively, in gross proceeds from sales of available for sale securities during the three months ended September 30, 2013 and 2012. As a result, the Bank recognized gross gains of $520,000 and $325,000, respectively, and gross losses of $101,000 and $0, respectively for the three months ended September 30, 2013 and 2012.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that the individual available for sale securities have been in a continuous unrealized loss position at the dates indicated.

	September 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$14,035,810	$898,379	$—	$—	$14,035,810	$898,379
FFCB Securities	5,413,658	336,342			5,413,658	336,342
FNMA And FHLMC Bonds	2,974,860	33,719			2,974,860	33,719
SBA Bonds	16,378,637	367,610	—	—	16,378,637	367,610
Tax Exempt Municipal Bond	41,157,516	2,886,122	—	—	41,157,516	2,886,122
Mortgage-Backed Securities	77,393,890	2,857,409	3,202,789	143,024	80,596,679	3,000,433
Equity Securities	—	—	97,350	5,588	97,350	5,588
	$157,354,371	$7,379,581	$3,300,139	$148,612	$160,654,510	$7,528,193

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

Securities classified as available for sale are recorded at fair market value.  At September 30, 2013 and December 31, 2012, 2.0% and 18.8% of the unrealized losses, representing three and two individual securities, respectively, consisted of securities in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

8. Investment and Mortgage-Backed Securities, Held to Maturity, Continued

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities held to maturity were as follows at December 31, 2012:

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

The Company’s held-to-maturity portfolio is recorded at amortized cost.  The Company has the ability and intends to hold these securities to maturity. There were no sales of securities held to maturity during the nine months ended September 30, 2013 and 2012.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net

Loans receivable, net, consisted of the following as of the dates shown:

	September 30, 2013	December 31, 2012
Residential Real Estate Loans	$83,706,115	$90,677,625
Consumer Loans	53,038,081	56,595,093
Commercial Business	7,079,274	8,063,901
Commercial Real Estate	232,912,073	250,924,094
Total Loans Held For Investment	376,735,543	406,260,713
Loans Held For Sale	1,385,925	4,770,760
Total Loans Receivable, Gross	378,121,468	411,031,473
Less:
Allowance For Loan Losses	10,649,331	11,318,371
Loans In Process	2,559,695	2,002,595
Deferred Loan Fees (Costs)	(10,653)	4,687
	13,198,373	13,325,653
Total Loans Receivable, Net	$364,923,095	$397,705,820
Changes in the allowance for loan losses for the three and nine months ended September 30, 2013 and 2012 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance At Beginning Of Period	$11,007,279	$12,684,327	$11,318,371	$14,261,374
Provision For Loan Losses	600,000	300,000	2,645,381	2,975,000
Charge Offs	(1,002,990)	(1,411,300)	(3,470,300)	(5,850,835)
Recoveries	45,042	73,132	155,879	260,620
Total Allowance For Loan Losses	$10,649,331	$11,646,159	$10,649,331	$11,646,159

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

	Credit Quality Measures
September 30, 2013	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$76,141,552	$482,578	$405,792	$6,676,193	$83,706,115
Consumer	51,218,363	740,157	165,670	913,891	53,038,081
Commercial Business	6,127,742	239,892	544,313	167,327	7,079,274
Commercial Real Estate	136,918,099	45,623,322	19,270,017	31,100,635	232,912,073
Total	$270,405,756	$47,085,949	$20,385,792	$38,858,046	$376,735,543

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

	Credit Quality Measures
December 31, 2012	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$82,565,630	$222,046	$293,079	$7,596,870	$90,677,625
Consumer	54,899,665	152,368	184,731	1,358,329	56,595,093
Commercial Business	7,256,607	151,521	514,253	141,520	8,063,901
Commercial Real Estate	162,570,021	32,049,447	17,417,778	38,886,848	250,924,094
Total	$307,291,923	$32,575,382	$18,409,841	$47,983,567	$406,260,713

The following table presents an age analysis of past due balances by category at September 30, 2013:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$841,302	$3,933,183	$4,774,485	$78,931,630	$83,706,115
Consumer	726,439	129,080	500,801	1,356,320	51,681,761	53,038,081
Commercial Business	177,434	32,643	700	210,777	6,868,497	7,079,274
Commercial Real Estate	7,527,051	4,531,168	7,703,099	19,761,318	213,150,755	232,912,073
Total	$8,430,924	$5,534,193	$12,137,783	$26,102,900	$350,632,643	$376,735,543

The following table presents an age analysis of past due balances by category at December 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$1,794,644	$3,757,801	$5,552,445	$85,125,180	$90,677,625
Consumer	1,862,611	211,756	646,136	2,720,503	53,874,590	56,595,093
Commercial Business	445,113	36,079	86,991	568,183	7,495,718	8,063,901
Commercial Real Estate	2,432,423	4,852,227	13,913,190	21,197,840	229,726,254	250,924,094
Total	$4,740,147	$6,894,706	$18,404,118	$30,038,971	$376,221,742	$406,260,713

At September 30, 2013 and December 31, 2012, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

The following table shows non-accrual loans by category at June 30, 2013 compared to December 31, 2012:

	At September 30, 2013		At December 31, 2012		$	%
	Amount	Percent (1)	Amount	Percent (1)	Increase (Decrease)	Increase (Decrease)
Non-accrual Loans:
Residential Real Estate	$3,933,183	1.1%	$3,757,801	0.9%	$175,382	4.7%
Commercial Business	700	—	86,991	—	(86,291)	(99.2)
Commercial Real Estate	7,703,099	2.1	13,913,190	3.4	(6,210,091)	(44.6)
Consumer	500,801	0.1	646,136	0.2	(145,335)	(22.5)
Total Non- accrual Loans	$12,137,783	3.2%	$18,404,118	4.5%	$(6,266,335)	(34.0)%

(1) PERCENT OF TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.
The following tables show the activity in the allowance for loan losses by category for the periods indicated:

	For the Three Months Ended September 30, 2013
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,665,871	$888,913	$488,554	$7,963,941	$11,007,279
Provision	175,482	(26,974)	(66,101)	517,593	600,000
Charge-Offs	(212,876)	(27,916)	—	(762,198)	(1,002,990)
Recoveries	—	18,953	10,219	15,870	45,042
Ending Balance	$1,628,477	$852,976	$432,672	$7,735,206	$10,649,331

	For the Three Months Ended September 30, 2012
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$2,030,522	$1,251,799	$473,224	$8,928,782	$12,684,327
Provision	50,497	(80,555)	(9,339)	339,397	300,000
Charge-Offs	(192,026)	(113,799)	(28,736)	(1,076,739)	(1,411,300)
Recoveries	330	2,901	4,087	65,814	73,132
Ending Balance	$1,889,323	$1,060,346	$439,236	$8,257,254	$11,646,159

	For the Nine Months Ended September 30, 2013
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,521,559	$1,001,271	$618,919	$8,176,622	$11,318,371
Provision	431,317	(42,636)	(201,148)	2,457,848	2,645,381
Charge-Offs	(324,399)	(143,991)	(4,436)	(2,997,474)	(3,470,300)
Recoveries	—	38,332	19,337	98,210	155,879
Ending Balance	$1,628,477	$852,976	$432,672	$7,735,206	$10,649,331

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

	For the Nine Months Ended September 30, 2012
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$2,416,356	$996,780	$720,405	$10,127,833	$14,261,374
Provision	147,559	1,327,579	(68,840)	1,568,702	2,975,000
Charge-Offs	(684,681)	(1,296,004)	(217,466)	(3,652,684)	(5,850,835)
Recoveries	10,089	31,991	5,137	213,403	260,620
Ending Balance	$1,889,323	$1,060,346	$439,236	$8,257,254	$11,646,159

The following tables present information related to impaired loans evaluated individually for impairment and collectively evaluated for impairment in the allowance for loan losses:

	Allowance For Loan Losses
September 30, 2013	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$107,000	$1,521,477	$1,628,477
Consumer	—	852,976	852,976
Commercial Business	—	432,672	432,672
Commercial Real Estate	332,000	7,403,206	7,735,206
Total	$439,000	$10,210,331	$10,649,331

	Allowance For Loan Losses
December 31, 2012	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,521,559	$1,521,559
Consumer	—	1,001,271	1,001,271
Commercial Business	—	618,919	618,919
Commercial Real Estate	440,000	7,736,622	8,176,622
Total	$440,000	$10,878,371	$11,318,371

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

The following tables present information related to impaired loans evaluated individually for impairment and collectively evaluated for impairment in loans receivable for the periods indicated:

	Loans Receivable
September 30, 2013	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$4,120,500	$79,585,615	$83,706,115
Consumer	389,735	52,648,346	53,038,081
Commercial Business	20,611	7,058,663	7,079,274
Commercial Real Estate	29,170,177	203,741,896	232,912,073
Total	$33,701,023	$343,034,520	$376,735,543

	Loans Receivable
December 31, 2012	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$4,500,902	$86,176,723	$90,677,625
Consumer	322,588	56,272,505	56,595,093
Commercial Business	7,853	8,056,048	8,063,901
Commercial Real Estate	35,115,195	215,808,899	250,924,094
Total	$39,946,538	$366,314,175	$406,260,713

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired management measures impairment and records the loan at fair value. Fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sale, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and if it is over 24 months old will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. The average balance of impaired loans was $36.1 million for nine months ended September 30, 2013 compared to $39.4 million for the nine months ended September 30, 2012.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

The following tables are a summary of information related to impaired loans as of and for the three months ended September 30, 2013 and 2012.

		At		For The Three Months Ended September 30,
	September 30, 2013			2013		2012
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Invesment	Interest Income Recognized	Average Recorded Invesment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$3,714,628	$4,117,557	$—	$3,834,984	$9,662	$2,714,824	$13,904
Consumer Loans	389,735	453,735	—	397,003	1,783	863,939	620
Commercial Business	20,611	20,611	—	21,438	226	16,220	207
Commercial Real Estate	28,175,429	33,729,063	—	28,838,663	271,472	33,178,350	276,147
With An Allowance Recorded:
Residential Real Estate	405,872	405,872	107,000	405,872	—	1,196,138	—
Consumer Loans	—	—	—	—	—	13,233	178
Commercial Business	—	—	—	—	—	49,537	—
Commercial Real Estate	994,748	1,442,740	332,000	1,151,053	8,326	4,161,122	2,643
Total
Residential Real Estate	4,120,500	4,523,429	107,000	4,240,856	9,662	3,910,962	13,904
Consumer Loans	389,735	453,735	—	397,003	1,783	877,172	798
Commercial Business	20,611	20,611	—	21,438	226	65,757	207
Commercial Real Estate	29,170,177	35,171,803	332,000	29,989,716	279,798	37,339,472	278,790
Total	$33,701,023	$40,169,578	$439,000	$34,649,013	$291,469	$42,193,363	$293,699

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

	For The nine months Ended September 30,
	2013		2012
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$3,911,750	$20,289	$2,388,929	$92,425
Consumer Loans	394,775	7,494	1,467,255	11,201
Commercial Business	23,745	335	110,021	368
Commercial Real Estate	30,090,250	1,031,806	30,054,920	1,204,035
With An Allowance Recorded:
Residential Real Estate	405,872	—	957,060	6,137
Consumer Loans	—	—	17,066	178
Commercial Business	—	—	110,326	956
Commercial Real Estate	1,278,434	23,274	4,292,826	188,164
Total
Residential Real Estate	4,317,622	20,289	3,345,989	98,562
Consumer Loans	394,775	7,494	1,484,321	11,379
Commercial Business	23,745	335	220,347	1,324
Commercial Real Estate	31,368,684	1,055,080	34,347,746	1,392,199
Total	$36,104,826	$1,083,198	$39,398,403	$1,503,464

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

In the course of resolving delinquent loans, the Bank may choose to restructure the contractual terms of certain loans. A troubled debt restructuring ("TDR") is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to a borrower that it would not otherwise consider (Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 310-40).  The concessions granted on TDRs generally include terms to reduce the interest rate, extend the term of the debt obligation, or modify the payment structure on the debt obligation. The Bank grants such concessions to reassess the borrower’s financial status and develop a plan for repayment.  TDRs included in impaired loans at September 30, 2013 and December 31, 2012 were $12.2 million and $15.9 million, respectively.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

There were no loan modifications during the three months ended September 30, 2013 or 2012 that were TDRs. The following table is a summary of loans restructured as TDRs during the periods indicated:

	For the nine months Ended September 30, 2013			For the nine months Ended September 30, 2012
Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential Real Estate	—	$—	$—	—	$—	$—
Consumer Loans	—	—	—	1	15,358	15,358
Commercial Business	—	—	—	—	—	—
Commercial Real Estate	4	1,651,023	1,651,023	9	7,871,114	7,871,114
Total	4	$1,651,023	$1,651,023	10	$7,886,472	$7,886,472

During the nine months ended September 30, 2013, the Bank modified four loans that were considered to be a TDR. The Bank lowered the interest rate on these loans to enable the customer to begin making monthly principal and interest payments. During the three and nine months ended September 30, 2013, one loan for $142,000 that had been previously restructured within the last twelve months defaulted. The Bank considers any loan 30 days or more past due to be in default. During the nine months ended September 30, 2012, seven loans with a recorded investment of $4.1 million that had been restructured during the previous 12 months subsequently defaulted during the period. Of these seven loans, three with a recorded investment of $333,000 defaulted during the three months ended September 30, 2012.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

10. Regulatory Matters

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the capital adequacy guidelines, regulatory capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations. The Bank is required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material adverse effect on the Company.  As of September 30, 2013 and December 31, 2012, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  The Company and the Bank’s regulatory capital amounts and ratios are as follows as of the dates indicated:

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2013
SECURITY FEDERAL CORP.
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$69,223	17.4%	$15,956	4.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	83,475	20.9%	31,913	8.0%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	69,223	8.1%	34,371	4.0%	N/A	N/A

SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$80,916	20.3%	$15,946	4.0%	$23,919	6.0%
Total Risk-Based Capital (To Risk Weighted Assets)	85,969	21.6%	31,892	8.0%	39,865	10.0%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	80,916	9.5%	34,232	4.0%	42,790	5.0%

December 31, 2012
SECURITY FEDERAL CORP.
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$68,639	16.5%	$16,619	4.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	84,148	20.3%	33,237	8.0%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	68,639	7.7%	35,552	4.0%	N/A	N/A

SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$80,822	19.5%	$16,606	4.0%	$24,909	6.0%
Total Risk-Based Capital (To Risk Weighted Assets)	86,012	20.7%	33,212	8.0%	41,515	10.0%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	80,822	9.1%	35,541	4.0%	44,426	5.0%

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. At September 30, 2013, the Company’s investment portfolio was comprised of government and agency bonds, mortgage-backed securities issued by government agencies or GSEs, municipal securities, and two equity investments. The portfolio did not contain any private label mortgage-backed securities. Fair value measurement is based upon prices obtained from third party pricing services who use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As such, these securities are classified as Level 2.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2013, most of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records impaired loans as nonrecurring Level 3.

As of September 30, 2013 and December 31, 2012, the recorded investment in impaired loans was $33.7 million and $39.9 million, respectively.

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

Assets measured at fair value on a recurring basis are as follows as of September 30, 2013:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FHLB Securities	$—	$15,046,290	$—
FFCB Securities	—	5,413,658	—
FNMA And FHLMC Bonds	—	2,974,860	—
SBA Bonds	—	101,025,228	—
Tax Exempt Municipal Bonds	—	56,913,461	—
Mortgage-Backed Securities	—	245,220,951	—
Equity Securities	—	252,350	—
Total	$—	$426,846,798	$—

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

There were no liabilities measured at fair value on a recurring basis as of September 30, 2013 or December 31, 2012.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents assets measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall. There were no liabilities measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012.

Assets:	Level 1	Level 2	Level 3	Balance At September 30, 2013
Mortgage Loans Held For Sale	$—	$1,385,925	$—	$1,385,925
Collateral Dependent Impaired Loans	—	—	33,262,023	33,262,023
Foreclosed Assets	—	—	3,492,365	3,492,365
Total	$—	$1,385,925	$36,754,388	$38,140,313

(1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $439,000

Assets:	Level 1	Level 2	Level 3	Balance At December 31, 2012
Mortgage Loans Held For Sale	$—	$4,770,760	$—	$4,770,760
Collateral Dependent Impaired Loans (1)	—	—	39,506,538	39,506,538
Foreclosed Assets	—	—	6,754,425	6,754,425
Total	$—	$4,770,760	$46,260,963	$51,031,723

(1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $440,000
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value		Significant
	September 30,	Valuation	Unobservable
	2013	Technique	Inputs	Range
Collateral Dependent Impaired Loans	$33,262,023	Appraised Value	Discount Rates/ Discounts to Appraised Values	0% - 70%
Foreclosed Assets	3,492,365	Appraised Value/Comparable Sales	Discount Rates/ Discounts to Appraised Values	0% - 83%

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

FHLB Advances—Fair value is estimated based on discounted cash flows using current market rates for advances with similar terms.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

11. Carrying Amounts and Fair Value of Financial Instruments, Continued

The following tables are a summary of the carrying value and estimated fair value of the Company’s financial instruments as of September 30, 2013 and December 31, 2012 presented in accordance with the applicable accounting guidance.

	September 30, 2013
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash And Cash Equivalents	$10,380	$10,380	$10,380	$—	$—
Certificates Of Deposits With Other Banks	1,480	1,480	—	1,480	—
Investment And Mortgage-Backed Securities	426,847	426,847	—	426,847	—
Loans Receivable, Net	364,923	365,955	—	—	365,955
FHLB Stock	4,675	4,675	4,675	—	—

Financial Liabilities:
Deposits:
Checking, Savings, And Money Market Accounts	$406,479	$406,479	$406,479	$—	$—
Certificate Accounts	262,874	264,241	—	264,241	—
Advances From FHLB	78,144	83,721	—	83,721	—
Other Borrowed Money	9,873	9,873	9,873	—	—
Senior Convertible Debentures	6,084	6,084	—	6,084	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

	December 31, 2012
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash And Cash Equivalents	$7,904	$7,904	$7,904	$—	$—
Certificates Of Deposits With Other Banks	1,729	1,729	—	1,729	—
Investment And Mortgage-Backed Securities	430,988	434,588	—	434,588	—
Loans Receivable, Net	397,706	397,360	—	—	397,360
FHLB Stock	6,179	6,179	6,179	—	—

Financial Liabilities:
Deposits:
Checking, Savings, And Money Market Accounts	$383,534	$383,534	$383,534	$—	$—
Certificate Accounts	292,804	295,734	—	295,734	—
Advances From FHLB	105,257	113,471	—	113,471	—
Other Borrowed Money	9,317	9,317	9,317	—	—
Senior Convertible Debentures	6,084	6,084	—	6,084	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

At September 30, 2013, the Bank had $33.0 million of off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

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

12. Accounting and Reporting Changes

The following is a summary of recent authoritative pronouncements that could affect accounting, reporting, and disclosure of financial information by the Company:

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about these amounts. The new guidance was effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's consolidated financial statements.

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

Management has reviewed all events occurring through the date the consolidated financial statements were available to be issued and no other subsequent events occurred requiring accrual or disclosure.

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

•	legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;

•	our ability to attract and retain deposits;

•	increases in premiums for deposit insurance;

•	our ability to control operating costs and expenses;

•	our ability to implement our business strategies

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	difficulties in reducing risks associated with the loans on our balance sheet;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

•	computer systems on which we depend could fail or experience a security breach;

•	our ability to retain key members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

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

Any of the forward-looking statements that we make in this quarterly report and in other public statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2013 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect the Company’s financial condition, liquidity and operating and stock price performance.

Financial Condition At September 30, 2013 and December 31, 2012

General – Total assets decreased $37.9 million or 4.3% to $852.4 million at September 30, 2013 from $890.4 million at December 31, 2012. The primary reason for the decrease in total assets was a decrease in net loans receivable and repossessed assets.

Assets – The increases and decreases in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	September 30, 2013	December 31, 2012	Amount	Percent
Cash And Cash Equivalents	$10,379,990	$7,903,950	$2,476,040	31.3%
Investment And Mortgage- Backed Securities – Available For Sale	426,846,798	354,916,216	71,930,582	20.3
Investment And Mortgage- Backed Securities – Held To Maturity	—	76,072,262	(76,072,262)	(100.0)
Loans Receivable, Net	364,923,095	397,705,820	(32,782,725)	(8.2)
Repossessed Assets Acquired In Settlement Of Loans	3,492,365	6,754,425	(3,262,060)	(48.3)
FHLB Stock	4,674,700	6,178,700	(1,504,000)	(24.3)
Other Assets	7,271,219	5,488,960	1,782,259	32.5

Cash and cash equivalents increased $2.5 million or 31.3% to $10.4 million at September 30, 2013 from $7.9 million at December 31, 2012.

Investment and mortgage-backed securities available for sale increased $71.9 million or 20.3% to $426.8 million at September 30, 2013 from $354.9 million at December 31, 2012. On June 30, 2013, the Company transferred all of its investment and mortgage-backed securities classified as held to maturity to available for sale. The amortized cost of the securities that were transfered totaled $72.0 million and the unrealized gain related to these securities totaled $1.4 million on the date of the transfer. The Company also sold 22 securities during the nine months ended September 30, 2013.

Investment and mortgage-backed securities held to maturity decreased to none at September 30, 2013 from $76.1 million at December 31, 2013 as a result of the transfer mentioned above as well as principal repayments on mortgage-backed securities. As a result of the transfer and subsequent sales, the Company believes it has tainted its held to maturity classification and judgment will be required in the future in determining when circumstances have changed such that management can assert with a great degree of credibility that it has the intent and ability to hold debt securities to maturity. Based on this guidance, the Company does not expect to classify any securities as held to maturity within the near future.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Loans receivable, net, decreased $32.8 million or 8.2% to $364.9 million at September 30, 2013 from $397.7 million at December 31, 2012. This decrease was a result of increased loan paydowns combined with lower loan demand from creditworthy borrowers. Residential real estate loans decreased $7.0 million or 7.7% to $83.7 million at September 30, 2013 from $90.7 million at December 31, 2012. Consumer loans decreased $3.6 million or 6.3% to $53.0 million at September 30, 2013 compared to $56.6 million at December 31, 2012. Commercial real estate loans and commercial business loans decreased $18.0 million and $985,000, respectively, to $232.9 million and $7.1 million, respectively, at September 30, 2013 from $250.9 million and $8.1 million, respectively, at December 31, 2012. Loans held for sale decreased $3.4 million or 70.9% to $1.4 million at September 30, 2013 from $4.8 million at December 31, 2012.

Repossessed assets acquired in settlement of loans decreased $3.3 million or 48.3% to $3.5 million at September 30, 2013 from $6.8 million at December 31, 2012. At September 30, 2013, the balance of repossessed assets consisted of the following real estate properties: six single-family residences and 11 lots within residential subdivisions located throughout our market areas in South Carolina and Georgia; three parcels of land in South Carolina; one commercial building in South Carolina; eight lots within a subdivision and adjacent 22.96 acres of land in Aiken, South Carolina; and 34.8 acres of land in Bluffton, South Carolina which was originally acquired as a participation loan from another financial institution.

FHLB stock decreased $1.5 million or 24.3% to $4.7 million at September 30, 2013 compared to $6.2 million at December 31, 2012 as a result of stock redemption. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which is 0.15% of total assets plus a transaction component which equals 4.5% of outstanding advances (borrowings) from the FHLB of Atlanta. As total assets and total advances have decreased, so has the Bank’s required investment in FHLB stock.

Other assets increased $1.8 million or 32.5% to $7.3 million at September 30, 2013 compared to $5.5 million at December 31, 2012 as a result of an increase in the net deferred tax asset related to available for sale securities of $4.0 million offset partially by a decrease in prepaid FDIC premiums of $1.8 million. The unrealized gain on investment securities available for sale decreased $10.6 million during the nine months ended September 30, 2013 as a result of an increase in market rates. The increase in the deferred tax asset represents the tax impact of this change.

Liabilities
Deposit Accounts – The balances, weighted average rates and increases and decreases in deposit accounts were as follows:

					Balance
	September 30, 2013		December 31, 2012		Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Amount	Percent
Demand Accounts:
Checking	$140,136,294	0.04%	$126,740,707	0.06%	$13,395,587	10.57%
Money Market	241,699,252	0.28	234,382,412	0.38	7,316,840	3.12
Statement Savings Accounts	24,643,763	0.10	22,411,240	0.20	2,232,523	9.96
Total	406,479,309	0.18	383,534,359	0.26	22,944,950	5.98

Certificate Accounts
0.00 – 1.99%	230,477,749		255,422,955		(24,945,206)	(9.77)
2.00 – 2.99%	30,165,359		32,975,486		(2,810,127)	(8.52)
3.00 – 3.99%	1,637,935		2,380,728		(742,793)	(31.20)
4.00 – 4.99%	592,668		1,523,474		(930,806)	(61.10)
5.00 – 5.99%	—		501,651		(501,651)	(100.00)
Total	262,873,711	0.88	292,804,294	1.11	(29,930,583)	(10.22)
Total Deposits	$669,353,020	0.46%	$676,338,653	0.63%	$(6,985,633)	(1.03)%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Included in the certificate accounts above were $25.6 million and $22.6 million in brokered deposits at September 30, 2013 and December 31, 2012, respectively, with a weighted average interest rate of 1.23% and 1.47%, respectively.

Advances From FHLB – FHLB advances are summarized by contractual year of maturity and weighted average interest rate in the table below:

					Balance
	September 30, 2013		December 31, 2012		Decrease
Fiscal Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2013	$—	0.00%	$22,100,000	2.92%	$(22,100,000)	(100.00)%
2014	25,244,371	3.06	30,257,182	3.33	(5,012,811)	(16.57)
2015	15,000,000	4.01	15,000,000	4.01	—	0.00
2016	20,000,000	4.61	20,000,000	4.60	—	0.00
2017	12,900,000	4.38	12,900,000	4.38	—	0.00
Thereafter	5,000,000	3.39	5,000,000	3.39	—	—
Total Advances	$78,144,371	3.88%	$105,257,182	3.72%	$(27,112,811)	(25.76)%

During the nine months ended September 30, 2013, as part of the Company's strategy to lower cost of funds, management elected to prepay $25.0 million in higher rate advances. Advances are secured by a blanket collateral agreement with the FHLB pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $117.0 million and $110.2 million at September 30, 2013 and $135.7 million and $129.4 million at December 31, 2012, respectively. Advances are subject to prepayment penalties.

The following table shows at September 30, 2013 FHLB advances that are callable as of the dates indicated. These advances are also included in the above table. All callable advances are callable at the option of the FHLB. If an advance is called, the Bank has the option to payoff the advance without penalty, reborrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

As of September 30, 2013
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

Other Borrowings – The Bank had $9.9 million and $9.3 million in other borrowings (non-FHLB advances) at September 30, 2013 and December 31, 2012, respectively. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At September 30, 2013 and December 31, 2012, the interest rate paid on the repurchase agreements was 0.15% and 0.20% respectively. The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $15.2 million and $15.6 million, respectively, at September 30, 2013 and $15.4 million and $16.3 million, respectively, at December 31, 2012.

Junior Subordinated Debentures – On September 21, 2006, Security Federal Statutory Trust (the Trust), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures, generating proceeds of $5.0 million. The Company used the proceeds for general corporate purposes, primarily to provide capital to the Bank. The Capital Securities qualify as Tier 1 capital under Federal Reserve guidelines. The Debentures are the sole assets of the Trust. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trust.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

The Capital Securities accrue and pay distributions annually at a rate per annum equal to 1.95% at September 30, 2013. Prior to September 2011, one-half of the Capital Securities issued in the transaction had a fixed rate of 6.88% and the remaining half had a floating rate of three-month LIBOR plus 170 basis points. After September 2011, the rate is a floating rate of three month LIBOR plus 170 basis points as the fixed rate portion was converted to the floating rate. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears.

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

Equity – Shareholders’ equity decreased $5.1 million or 6.2% to $77.5 million at September 30, 2013 from $82.6 million at December 31, 2012. Accumulated other comprehensive income, net of tax, comprised primarily of unrealized losses on securities available for sale, net of tax, decreased $6.6 million or 88.6% to $849,000 at September 30, 2013. Long term interest rates increased sharply in June 2013 as a result of concerns the FRB could reduce its monthly purchases of bonds and mortgage-backed securities sooner than expected. As a result, the market values of municipal bonds, mortgage-backed securities, and other investments, due to their longer term nature, were negatively impacted. In addition, on July 31, 2013, the Company repurchased its outstanding warrant to purchase 137,966 shares of the Company’s common stock at $19.57 per share from the U.S. Treasury at a fair market value of $50,000. As a result of the transaction the warrant was canceled which reduced warrants outstanding by $400,000 and increased additional paid in capital by $350,000.

The Company’s net income available for common shareholders was $2.2 million for the nine months ended September 30, 2013, after payment of $330,000 in preferred stock dividends. The Board of Directors of the Company declared common stock dividends totaling $707,000 during the nine months ended September 30, 2013. Book value per common share was $18.85 at September 30, 2013 and $20.45 at December 31, 2012.

Results of Operations for the Three Month Periods Ended September 30, 2013 and 2012

Net Income Available to Common Shareholders - Net income available to common shareholders increased $352,000 or 62.9% to $912,000 or $0.31 per diluted common share for the three months ended September 30, 2013 compared to $560,000 or $0.19 per diluted common share for the three months ended September 30, 2012. The increase in net income was primarily the result of a $260,000 increase in non-interest income and a $406,000 decline in general and administrative expense offset partially by a $199,000 decrease in net interest income after the provision for loan losses.

Net Interest Income - The net interest margin increased 21 basis points to 3.04% for the three months ended September 30, 2013 from 2.83% for the comparable period in 2012 as the decline in the average cost of interest-bearing liabilities outpaced the decline in the average yield earned on interest-earning assets. Net interest income increased $101,000 or 1.7% to $5.9 million during the three months ended September 30, 2013, compared to $5.8 million for the same period in 2012. During the three months ended September 30, 2013, average interest earning assets decreased $28.1 million or 3.4% to $804.4 million while average interest-bearing liabilities decreased $48.8 million or 6.3% to $723.5 million.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Income - Total tax equivalent interest income decreased $458,000 or 5.5% to $7.9 million during the three months ended September 30, 2013 from $8.4 million for the same period in 2012. This decrease was primarily the result of the decrease in interest-earning assets. Total interest income on loans decreased $603,000 or 10.1% to $5.4 million during the three months ended September 30, 2013 from $6.0 million during the comparable period in 2012 as a result of the average loan portfolio balance decreasing $40.3 million or 9.8% to $369.7 million combined with the yield on the loan portfolio decreasing one basis point to 5.82%. Interest income from mortgage-backed securities decreased $282,000 or 17.2% to $1.4 million from $1.6 million for the same period in 2012 as a result of a 26 basis point decrease in the portfolio yield combined with a $20.5 million decrease in the average balance. Tax equivalent interest income from investment securities increased $427,000 or 58.0% to $1.2 million as a result of an increase of 57 basis points in the yield combined with an increase of $33.7 million in the average balance of the investment securities portfolio.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013		2012
	Average Balance	Yield(1)	Average Balance	Yield(1)	Increase (Decrease) In Interest And Dividend Income From 2012
Loans Receivable, Net	$369,685,192	5.82%	$409,960,775	5.83%	$(603,380)
Mortgage-Backed Securities	245,876,609	2.21	266,336,834	2.47	(281,577)
Investment Securities(2)	183,338,969	2.54	149,601,065	1.97	426,917
Overnight Time And Certificates of Deposit	5,487,687	0.16	6,561,662	0.14	(14)
Total Interest-Earning Assets	$804,388,457	3.93%	$832,460,336	4.02%	$(458,054)
(1) Annualized
(2) Tax equivalent basis is calculated using an effective tax rate of 34% and amounted to $196,678 and $88,977 for the quarters ended September 30, 2013 and 2012, respectively.

Interest Expense - Total interest expense decreased $667,000 or 27.1% to $1.8 million during the three months ended September 30, 2013 compared to $2.5 million for the same period last year. The decrease in total interest expense was attributable to decreases in interest rates paid and a $48.8 million decrease in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $452,000 or 36.3% to $794,000 during the three months ended September 30, 2013 compared to $1.2 million for the same period last year. The decrease was attributable to a 26 basis point decrease in the cost of deposit accounts combined with a $26.1 million decrease in average interest-bearing deposits to $616.8 million for the three month period ended September 30, 2013 when compared to $642.8 million for the three month period ended September 30, 2012. The decrease was concentrated in the certificate accounts, which decreased $41.1 million or 13.4% to $266.4 million during the three months ended September 30, 2013 compared to $307.5 million for the same period in 2012. The Bank has been competing less aggressively for time deposits in its local area and focusing instead on core deposits, or non time deposits.

Interest expense on FHLB advances and other borrowings decreased $212,000 or 19.9% to $854,000 during the three months ended September 30, 2013 from $1.1 million for the same period in 2012. The average balance of FHLB advances and other borrowed money decreased $22.7 million or 19.2% to $95.4 million during the three months ended September 30, 2013 from $118.2 million for the same period last year. During the three months ended September 30, 2013, as part of the Company's strategy to lower cost of funds, management elected to prepay $25.0 million in higher rate advances. The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended September 30, 2013 and 2012.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,
	2013		2012
	Average Balance	Yield(1)	Average Balance	Yield(1)	Decrease In Interest Expense From 2012
Now And Money Market Accounts	$325,852,310	0.23%	$313,228,039	0.37%	$(105,204)
Statement Savings Accounts	24,556,885	0.11	22,143,684	0.20	(3,982)
Certificates Accounts	266,366,465	0.90	307,476,207	1.23	(343,240)
FHLB Advances And Other Borrowed Money	95,442,908	3.58	118,153,324	3.61	(212,118)
Junior Subordinated Debentures	5,155,000	2.01	5,155,000	2.20	(2,426)
Senior Convertible Debentures	6,084,000	8.00	6,084,000	8.00	—
Total Interest-Bearing Liabilities	$723,457,568	0.99%	$772,240,254	1.28%	$(666,970)
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

Management’s monthly review of the adequacy of the allowance includes three main components. The first component is an analysis of loss potential in various homogeneous segments of the portfolio based on historical trends and the risk inherent in each category. Previously, management applied a five year historical loss ratio to each loan category to estimate the inherent loss in these pooled loans. However, as a result of the decline in economic conditions and the unprecedented increases in delinquencies and charge offs experienced by the industry, the Company no longer considers five year historical losses relevant indicators of future losses. Management began applying 12 to 24 month historical loss ratios to each loan category to more accurately project losses in the near future.

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

Net charge-offs were $958,000 or 0.26% of gross loans during the three months ended September 30, 2013 compared to $1.3 million or .33% of gross loans for the same three month period in 2012. Management of the Bank continues to be concerned about current market conditions and closely monitors the loan portfolio on an on-going basis to be proactive in identifying any potential problem loans.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

The provision for loan losses was $600,000 for the quarter ended September 30, 2013 compared to $300,000 for the same quarter in the prior year. The following table details selected activity associated with the allowance for loan losses for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012
Beginning Balance	$11,007,279	$12,684,327
Provision	600,000	300,000
Charge-offs	(1,002,990)	(1,411,300)
Recoveries	45,042	73,132
Ending Balance	$10,649,331	$11,646,159

Allowance For Loan Losses As A Percentage Of Gross Loans Receivable, Held For Investment At The End Of The Period	2.83%	2.83%
Allowance For Loan Losses As A Percentage Of Impaired Loans At The End Of The Period	31.60%	26.99%
Gross Loans Receivable, Held For Investment And Held For Sale	$378,121,468	$416,406,309
Total Loans Receivable, Net	$364,923,095	$403,049,461

Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral. In the event an acceptable arrangement cannot be reached, we may need to acquire these properties through foreclosure or other means and subsequently sell, develop or liquidate them.

Non-Interest Income - Non-interest income increased $260,000 or 17.6% to $1.7 million for the three months ended September 30, 2013, compared to $1.5 million for the three months ended September 30, 2012. The following table provides a detailed analysis of the changes in the components of non-interest income:

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	Amounts	Percent
Gain On Sale Of Investments	$419,360	$324,835	$94,525	29.1%
Gain On Sale Of Loans	227,332	177,524	49,808	28.1
Service Fees On Deposit Accounts	303,350	291,753	11,597	4.0
Income From Cash Value Of Life Insurance	78,000	105,000	(27,000)	(25.7)
Commissions From Insurance Agency	103,330	131,761	(28,431)	(21.6)
Trust Income	135,000	120,000	15,000	12.5
Check Card Fee Income	222,252	196,943	25,309	12.9
CDFI Financial Award Income	97,000	—	97,000	100.0
Other	152,467	129,873	22,594	17.4
Total Non-Interest Income	$1,738,091	$1,477,689	$260,402	17.6%

Gain on sale of investments was $419,000 during the quarter ended September 30, 2013 an increase of $95,000 or 29.1% compared to $325,000 for the same period last year. The gain resulted from the sale of 10 investments during the period. Gain on sale of loans increased $50,000 or 28.1% to $227,000 during the three months ended September 30, 2013 compared to $178,000 for the same period last year. Management was able to maximize gain on sale of loans by raising the rates on these loans and therefore increasing the price.

CDFI financial award income increased $97,000 or 100.0% during the three months ended September 30, 2013, compared to the same period in 2012. The increase is due to a Community Development Financial Assistance ("CDFA") award the Bank received in recognition of its commitment to community development. The Bank used the CDFA award to fund a new Small Business Microloan program which provides small, short-term loans to small businesses. These microloans help boost the local economy

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

by enabling small businesses to obtain credit not otherwise available to them. The Bank received a total award of $1.5 million to be recognized on a pro-rata basis as the microloans are funded.

General And Administrative Expenses –For the quarter ended September 30, 2013, non-interest expense decreased $406,000 or 6.7% to $5.7 million compared to $6.1 million for the same period in 2012. The decrease in non-interest expense was primarily a result of a decrease in the net cost of operation of other real estate owned. The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	Amounts	Percent
Compensation And Employee Benefits	$2,677,608	$2,709,998	$(32,390)	(1.2)%
Occupancy	484,857	505,208	(20,351)	(4.0)
Advertising	79,130	97,221	(18,091)	(18.6)
Depreciation And Maintenance Of Equipment	412,020	412,000	20	0.0
FDIC Insurance Premiums	191,535	152,494	39,041	25.6
Amortization of Intangibles	12,501	12,501	—	—
Net Cost Of Operation Of Other Real Estate Owned	506,174	1,321,254	(815,080)	(61.7)
Prepayment Penalties on FHLB Advances	191,181	—	191,181	100.0
Other	1,109,892	860,407	249,485	29.0
Total General And Administrative Expenses	$5,664,898	$6,071,083	$(406,185)	(6.7)%

Compensation and employee benefits expenses decreased $32,000 or 1.2% to $2.7 million for the three months ended September 30, 2013 compared to $2.7 million during the same period last year while occupancy and advertising decreased $20,000 or 4.0% and $18,000 or 18.6%, respectively during the same period. The decreases are a result of the Company's focus on reducing operating expenses.

Net cost of operation of other real estate owned decreased $815,000 or 61.7% to $506,000 during the quarter ended September 30, 2013 from $1.3 million during the quarter ended September 30, 2012. This amount includes all expenses associated with other real estate owned including write-down in value and gain or loss on sales incurred during the period. Other real estate owned was $3.5 million at September 30, 2013 compared to $11.0 million at September 30, 2012.

The Company incurred a prepayment penalty of $191,000 for paying down FHLB advances during the three months ended September 30, 2013. The Company elected to prepay these higher rate advances to lower cost of funds. The Company did not prepay any advances during the three months ended September 30, 2012.

Other expenses increased $249,000, or 29.0% to $1.1 million for the three month period ended September 30, 2013 compared to $860,000 for the same period in the prior year. Other expenses include legal, professional, and consulting expenses, stationary and office supplies and other miscellaneous expenses. During 2013, the Bank hired a consultant that specializes in reducing operating expense and increasing fee income. Although this resulted in increased consulting fees during the current quarter, management believes this expense will be offset by the benefits realized in future periods.

Provision For Income Taxes – The provision for income taxes increased $116,000 or 47.2% to $361,000 for the three months ended September 30, 2013 from $245,000 for the same period one year ago. Income before income taxes was $1.4 million and $915,000 for the three months ended September 30, 2013 and 2012, respectively. The Company’s combined federal and state effective income tax rate for the current quarter was 26.1% compared to 26.8% for the same quarter one year ago.

Results of Operations for the Nine Month Periods Ended September 30, 2013 and 2012

Net Income Available to Common Shareholders - Net income available to common shareholders increased $741,000 or 49.4% to $2.2 million or $0.76 per diluted common share for the nine months ended September 30, 2013 compared to $1.5 million or $0.51 per diluted common share for the nine months ended September 30, 2012. The increase in net income was primarily the

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

result of a $1.2 million increase in non-interest income offset partially by a $252,000 decrease in net interest income after the provision for loan losses.

Net Interest Income - The net interest margin increased four basis points to 2.90% for the nine months ended September 30, 2013 from 2.86% for the comparable period in 2012. Despite the increase in margin, the significant decrease in the volume of interest earning assets, particularly loans, resulted in a decrease in net interest income. Net interest income decreased $582,000 or 3.3% to $17.2 million during the nine months ended September 30, 2013, compared to $17.8 million for the same period in 2012. During the nine months ended September 30, 2013, average interest earning assets decreased $28.7 million or 3.4% to $812.1 million while average interest-bearing liabilities decreased $46.6 million or 6.0% to $735.8 million from $782.4 million for the nine months ended September 30, 2012.
Interest Income - Total interest income decreased $2.6 million or 10.2% to $23.1 million during the nine months ended September 30, 2013 from $25.7 million for the same period in 2012. This decrease was the result of the decrease in interest-earning assets and the yield on those assets. Total interest income on loans decreased $2.2 million or 11.6% to $16.5 million during the nine months ended September 30, 2013 from $18.7 million for the same period in 2012 as a result of the average loan portfolio balance decreasing $41.8 million or 9.9% to $381.4 million from $423.2 million for the same period in 2012 and the yield on the loan portfolio decreasing 12 basis points to 5.76%. Interest income from mortgage-backed securities decreased $1.2 million or 23.9% to $3.9 million as a result of a 46 basis point decrease in the portfolio yield combined with a $19.0 million or 7.1% decrease in the average balance. Tax equivalent interest income from investment securities increased $1.0 million or 48.8% to $3.1 million as a result of an increase of 41 basis points in the yield combined with an increase of $32.1 million or 22.0% in the average balance of the investment securities portfolio.
The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013		2012
	Average Balance	Yield(1)	Average Balance	Yield(1)	Increase (Decrease) In Interest And Dividend Income From 2012
Loans Receivable, Net	$381,399,510	5.76%	$423,211,566	5.88%	$(2,172,110)
Mortgage-Backed Securities	247,102,910	2.13	266,126,387	2.59	(1,236,046)
Investment Securities(2)	177,810,780	2.31	145,698,032	1.90	1,012,369
Overnight Time And Certificates of Deposit	5,741,907	0.15	5,723,097	0.12	1,279
Total Interest-Earning Assets	$812,055,107	3.86%	$840,759,082	4.11%	$(2,394,508)
(1) Annualized
(2) Tax equivalent basis is calculated using an effective tax rate of 34% and was $431,429 and $217,179 for the nine months ended September 30, 2013 and 2012, respectively.

Interest Expense - Total interest expense decreased $2.0 million or 25.7% to $5.9 million during the nine months ended September 30, 2013 compared to $7.9 million for the same period last year. The decrease in total interest expense was attributable to decreases in interest rates paid and a $46.6 million decrease in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $1.4 million or 34.4% to $2.7 million during the nine months ended September 30, 2013 compared to $4.1 million for the same period last year. The decrease was attributable to a 27 basis point decrease in the cost of deposit accounts combined with a $27.5 million decrease in average interest-bearing deposits to $620.0 million for the nine month period ended September 30, 2013 when compared to $647.5 million for the nine month period ended September 30, 2012. The decrease was concentrated in the certificate accounts, which decreased $42.6 million to $274.6 million during the nine months ended September 30, 2013 compared to the same period in 2012. Interest expense on advances and other borrowings decreased $618,000 or 18.3% to $2.8 million during the nine months ended September 30, 2013. The average balance of FHLB advances and other borrowed money decreased $19.1 million or 15.4% to $104.6 million during the nine months ended September 30, 2013 from $123.6 million for the same period last year. During the nine months ended September 30, 2013, as part of the Company's strategy to lower cost of funds, management elected to prepay $25.0 million in higher rate advances.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the nine months ended September 30, 2013 and 2012:

	Nine months Ended September 30,
	2013		2012
	Average Balance	Yield(1)	Average Balance	Yield(1)	Decrease In Interest Expense From 2012
Now And Money Market Accounts	$321,456,199	0.26%	$308,489,022	0.41%	$(310,706)
Statement Savings Accounts	23,966,047	0.15	21,856,999	0.20	(4,605)
Certificates Accounts	274,567,650	0.98	317,147,942	1.30	(1,085,510)
FHLB Advances And Other Borrowed Money	104,555,567	3.58	123,644,519	3.64	(618,014)
Junior Subordinated Debentures	5,155,000	2.01	5,155,000	2.22	(8,233)
Senior Convertible Debentures	6,084,000	8.00	6,084,000	8.00	—
Total Interest-Bearing Liabilities	$735,784,463	1.06%	$782,377,482	1.35%	$(2,027,068)
(1) Annualized

Provision for Loan Losses - The provision for loan losses was $2.6 million for the nine months ended September 30, 2013 compared to $3.0 million for the same period in the prior year. Non-performing assets, which consist of non-accrual loans and repossessed assets decreased $9.6 million or 37.9% to $15.6 million at September 30, 2013 from $25.2 million at December 31, 2012 and decreased $22.8 million from $38.4 million at September 30, 2012. Net charge-offs were $3.3 million or 1.18% of gross loans during the three months ended September 30, 2013 compared to $5.6 million or 1.36% of gross loans for the same three month period in 2012.The following table details selected activity associated with the allowance for loan losses for the nine months ended September 30, 2013 and 2012:

	Nine months Ended September 30,
	2013	2012
Beginning Balance	$11,318,371	$14,261,374
Provision	2,645,381	2,975,000
Charge-offs	(3,470,300)	(5,850,835)
Recoveries	155,879	260,620
Ending Balance	$10,649,331	$11,646,159

Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral. In the event an acceptable arrangement cannot be reached, we may need to acquire these properties through foreclosure or other means and subsequently sell, develop or liquidate them.

Non-Interest Income - Non-interest income increased $1.2 million or 26.9% to $5.4 million for the three months ended September 30, 2013, compared to $4.3 million for the three months ended September 30, 2012. The following table provides a detailed analysis of the changes in the components of non-interest income:

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Nine months Ended September 30,		Increase (Decrease)
	2013	2012	Amounts	Percent
Gain On Sale Of Investments	$1,173,140	$963,454	$209,686	21.8%
Gain On Sale Of Loans	622,960	453,634	169,326	37.3
Service Fees On Deposit Accounts	845,444	847,580	(2,136)	(0.3)
Income From Cash Value Of Life Insurance	261,000	315,000	(54,000)	(17.1)
Commissions From Insurance Agency	348,292	357,704	(9,412)	(2.6)
Trust Income	405,000	366,000	39,000	10.7
Check Card Fee Income	640,374	600,126	40,248	6.7
CDFI Financial Award Income	733,071	—	733,071	100.0
Other	396,695	372,414	24,281	6.5
Total Non-Interest Income	$5,425,976	$4,275,912	$1,150,064	26.9%

Gain on sale of investments was $1.2 million during the nine months ended September 30, 2013 an increase of $210,000 or 21.8% compared to $963,000 during the same period last year. The gain resulted from the sale of 22 investments during the period. Gain on sale of loans increased $169,000 or 37.3% to $623,000 during the nine months ended September 30, 2013 compared to $454,000 for the same period last year. Management was able to maximize gain on sale of loans by raising the rates slightly on these loans and therefore increasing the price.

CDFI financial award income increased $733,000 or 100.0% during the nine months ended September 30, 2013 compared to the same period in 2012 due to a CDFA award the Bank received in recognition of its commitment to community development. The Bank did not recognize any grant income during the nine months ended September 30, 2012. The CDFA award totaled $1.5 million. The remaining $767,000 will be recognized as the microloans are funded.

General And Administrative Expenses –For the nine months ended September 30, 2013, non-interest expense increased $75,000 or 0.5% to $16.6 million compared to $16.5 million for the same period in 2012. The increase in non-interest expense was primarily a result of an increase in other expenses of $511,000 and prepayment penalties on FHLB advances of $430,000 during the nine months ended September 30, 2013 offset partially by a decrease in the net cost of operation of other real estate of $1.1 million. The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

	Nine months Ended September 30,		Increase (Decrease)
	2013	2012	Amounts	Percent
Compensation And Employee Benefits	$8,267,433	$8,064,121	$203,312	2.5%
Occupancy	1,447,835	1,440,485	7,350	0.5
Advertising	256,861	256,472	389	0.2
Depreciation And Maintenance Of Equipment	1,220,952	1,245,320	(24,368)	(2.0)
FDIC Insurance Premiums	555,733	476,943	78,790	16.5
Amortization of Intangibles	37,503	37,503	—	—
Net Cost Of Operation Of Other Real Estate Owned	1,243,935	2,375,109	(1,131,174)	(47.6)
Prepayment Penalties on FHLB Advances	429,523	—	429,523	100.0
Other	3,109,619	2,598,207	511,412	19.7
Total General And Administrative Expenses	$16,569,394	$16,494,160	$75,234	0.5%

Other expenses increased $511,000, or 19.7% to $3.1 million for the nine month period ended September 30, 2013 compared to $2.6 million for the same period in the prior year. Other expenses include legal, professional, and consulting expenses, stationary and office supplies and other miscellaneous expenses. During the nine months ended September 30, 2013, the Bank hired a consultant that specializes in reducing operating expense and increasing fee income. Although this resulted in increased consulting fees during the current nine month period, management believes this expense will be offset by the benefits realized in future periods.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company incurred a prepayment penalty of $430,000 for paying down FHLB advances during the nine months ended September 30, 2013. As part of the Company's strategy to lower cost of funds, management elected to prepay some higher rate advances.

Net cost of operation of other real estate owned decreased $1.1 million or 47.6% to $1.2 million for the nine months ended September 30, 2013 from $2.4 million during the nine months ended September 30, 2012. Other real estate owned was $3.5 million at September 30, 2013 compared to $11.0 million at September 30, 2012.

Compensation and employee benefits expenses were at $8.3 million for the nine months ended September 30, 2013, increasing $203,000 or 2.5% from $8.1 million during the same period last year as a result of normal cost of living increases.

Provision For Income Taxes – The provision for income taxes increased $81,000 or 10.5% to $860,000 for the nine months ended September 30, 2013 from $779,000 for the same period one year ago. Income before income taxes was $3.4 million and $2.6 million for the nine months ended September 30, 2013 and 2012, respectively. The Company’s combined federal and state effective income tax rate for the nine months ended September 30, 2013 was 25.1% compared to 29.8% for the same quarter one year ago. The decrease in the effective income tax rate is the result of an increase in tax- exempt municipal income.

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

During the nine months ended September 30, 2013 loan repayments exceeded loan disbursements resulting in a $32.8 million or 8.2% decrease in total net loans receivable. During the nine months ended September 30, 2013, deposits decreased $7.0 million and FHLB advances decreased $27.1 million. The Bank had $182.0 million in additional borrowing capacity at the FHLB at the end of the period. At September 30, 2013, the Bank had $156.5 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed on maturity.

At September 30, 2013, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action with total risk based, Tier 1 risk based and Tier 1 leverage ratios of 21.56%, 20.30% and 9.46%, respectively. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2013.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused Lines Of Credit	$105	$160	$4,379	$4,644	$26,064	$30,708
Standby Letters Of Credit	493	63	1,718	2,274	—	2,274
Total	$598	$223	$6,097	$6,918	$26,064	$32,982

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

For the nine months ended September 30, 2013, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.80%.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at September 30, 2013 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

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

101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter     ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets;     (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Changes in Shareholders’Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements (16)

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
SECURITY FEDERAL CORPORATION

Date:	November 13, 2013	By:	/s/J. Chris Verenes
J. Chris Verenes
President & Chief Executive Officer
Duly Authorized Representative

Date:	November 13, 2013	By:	/s/Roy G. Lindburg
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

101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Changes in Shareholders’Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements