Form 10-K
period 2013-12-31
SECURITY FEDERAL CORP
filed 2014-03-25
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period _________ to _________

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES         NO    X

As of March 20, 2014, there were issued and outstanding 2,944,001 shares of the registrant's Common Stock, which are traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol "SFDL."  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of June 30, 2013, was $19.8 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant's Annual Report to Stockholders for the Fiscal Year Ended December 31, 2013. (Part II)

2.	Portions of the Registrant's Proxy Statement for the 2014 Annual Meeting of Stockholders. (Part III)

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

ii

PART I

Item 1.  Business

Security Federal Corporation

Security Federal Corporation (the "Company") was incorporated under the laws of the State of Delaware in July 1987 for the purpose of becoming the savings and loan holding company for  Security Federal Bank ("Security Federal" or the "Bank") upon the Bank's conversion from mutual to the stock form (the "Conversion").  Effective August 17, 1998, the Company changed its state of incorporation from Delaware to South Carolina.  On December 28, 2011, the Company reorganized into a bank holding company in connection with the Bank's conversion from a federally chartered stock savings bank to a South Carolina chartered commercial bank. As a result of the reorganization, the Board of Governors of the Federal Reserve System ("Federal Reserve") is now the Company's primary federal regulator. On January 17, 2013, the Board of Directors of the Company determined to change the Company's fiscal year end from March 31 to December 31. As a result of this change, the Company filed a Transition Report on Form 10-K for the nine-month transition period from April 1, 2012 to December 31, 2012.

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

At December 31, 2013, the Company had assets of $849.2 million, deposits of $658.7 million and shareholders' equity of $78.0 million.

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

Security Federal Bank has a wholly owned subsidiary, Security Federal Insurance, which is an insurance agency subsidiary that offers auto, business, life, and home insurance. Security Federal Insurance also has a wholly owned subsidiary, Collier Jennings Financial Corporation, which has three wholly owned subsidiaries: Security Federal Auto Insurance, The Auto Insurance Store Inc., and Security Federal Premium Pay Plans Inc.  Security Federal Premium Pay Plans Inc. has one wholly owned insurance premium finance subsidiary and also has an ownership interest in four other insurance premium finance subsidiaries.

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

On July 31, 2013, the Company repurchased its outstanding warrant at a fair market value of $50,000 from the U.S. Treasury. As a result of the transaction, the warrant was canceled which reduced warrants outstanding by $400,000 and increased additional paid in capital by $350,000. For additional information regarding the CDCI transaction and the TARP CPP transaction, see Note 17 of the Notes to Consolidated Financial Statements contained in the 2013 Annual Report to Stockholders ("Annual Report").

Selected Consolidated Financial Information.  This information is incorporated by reference to page 7 of the Annual Report.

Yields Earned and Rates Paid.  This information is incorporated by reference to page 22 of the Annual Report.

Rate/Volume Analysis.  This information is incorporated by reference to page 21 of the Annual Report.

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

	At December 31,				At March 31,
	2013		2012		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in Thousands)
TYPE OF LOAN:
Real estate loans:
Residential real estate	$77,169	20.7%	$88,895	21.6%	$90,998	20.4%	$99,219	19.8%	$105,170	17.9%	$115,507	18.4%
Owner occupied residential construction	7,069	1.9	6,553	1.6	9,482	2.1	16,975	3.4	16,248	2.8	17,186	2.8
Total residential real estate loans	84,238	22.6	95,448	23.2	100,480	22.5	116,194	23.2	121,418	20.7	132,693	21.2
Commercial business	7,775	2.1	8,064	2.0	9,553	2.1	13,530	2.7	17,813	3.0	21,032	3.3
Commercial real estate	220,311	59.1	241,268	58.8	263,936	59.3	296,901	59.2	366,002	62.4	392,087	62.5
Multi-family	8,089	2.2	9,656	2.3	12,381	2.8	10,055	2.0	12,718	2.2	12,316	2.0
	236,175	63.4	258,988	63.1	285,870	64.2	320,486	63.9	396,533	67.6	425,435	67.8
Consumer loans:
Deposit account	656	0.2	942	0.2	926	0.2	869	0.2	985	0.2	757	0.1
Home equity lines	25,156	6.7	26,330	6.4	26,996	6.1	28,776	5.7	29,944	5.1	28,298	4.5
Consumer first and second mortgages	9,385	2.5	11,393	2.8	11,973	2.7	13,741	2.7	18,545	3.1	12,835	2.1
Premium finance	2,626	0.7	2,644	0.6	2,916	0.7	2,947	0.6	406	0.1	532	0.1
Other	14,383	3.9	15,286	3.7	15,874	3.6	18,530	3.7	18,646	3.2	26,603	4.2
Total consumer loans	52,206	14.0	56,595	13.7	58,685	13.3	64,863	12.9	68,526	11.7	69,025	11.0
Total loans	372,619	100.0%	411,031	100.0%	445,035	100.0%	501,543	100.0%	586,477	100.0%	627,153	100.0%
Less:
Loans in process	3,465		2,002		1,887		4,580		5,620		5,602
Deferred fees and discount	(5)		5		22		(10)		151		279
Allowance for loan losses	10,242		11,318		14,615		12,502		12,307		10,182
Total loans receivable	$358,917		$397,706		$428,511		$484,471		$568,399		$611,090

The following table sets forth information concerning the composition of the Bank's loan portfolio, including loans held for sale, in dollar amounts and in percentages by type of loan, and presents a reconciliation of total loans receivable before net items.

	At December 31,				At March 31,
	2013		2012		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in Thousands)
TYPE OF LOAN:
Fixed rate loans
Residential real estate	$11,061	3.0%	$15,479	3.8%	$13,511	3.0%	$15,435	3.1%	$11,488	2.0%	$13,738	2.2%
Commercial business and commercial real estate	201,048	54.0	208,604	50.7	226,407	50.9	251,766	50.2	280,702	47.9	239,076	38.1
Consumer	22,482	6.0	24,503	6.0	25,704	5.8	28,786	5.7	30,223	5.1	33,881	5.4
Total fixed rate loans	234,591	63.0	248,586	60.5	265,622	59.7	295,987	59.0	322,413	55.0	286,695	45.7
Adjustable rate loans
Residential real estate	73,177	19.6	79,969	19.5	86,969	19.5	100,759	20.1	109,930	18.7	118,955	19.0
Commercial business and commercial real estate	35,127	9.4	50,384	12.2	59,463	13.4	68,720	13.7	115,831	19.8	186,359	29.7
Consumer	29,724	8.0	32,092	7.8	32,981	7.4	36,077	7.2	38,303	6.5	35,144	5.6
Total adjustable rate loans	138,028	37.0	162,445	39.5	179,413	40.3	205,556	41.0	264,064	45.0	340,458	54.3
Total loans	372,619	100.0%	411,031	100.0%	445,035	100.0%	501,543	100.0%	586,477	100.0%	627,153	100.0%
Less
Loans in process	3,465		2,002		1,887		4,580		5,620		5,602
Deferred fees and discounts	(5)		5		22		(10)		151		279
Allowance for loan losses	10,242		11,318		14,615		12,502		12,307		10,182
Total loans receivable	$358,917		$397,706		$428,511		$484,471		$568,399		$611,090

The total amount of loans due after December 31, 2014, which have predetermined or fixed interest rates is $170.3 million, while the total amount of loans due after that date which have floating or adjustable interest rates is $118.0 million.

The following schedule illustrates the maturities of Security Federal's loan portfolio, including loans held for sale, at December 31, 2013.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period when the contract is due.  This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	At December 31, 2013
	Residential Real Estate	Residential/ Real Estate Construction Loans	Commercial Construction and Acquisition and Development Loans	Consumer	Commercial Business and Commercial Real Estate	Total
	(In Thousands)
Six months or less (1)	$1,400	$6,287	$5,106	$7,858	$26,093	$46,744
Over six months to one year	47	5,773	2,920	1,661	23,751	34,152
Over one year to three years	75	1,185	3,324	5,111	79,447	89,142
Over three to five years	616	—	—	6,152	53,183	59,951
Over five to ten years	1,091	—	—	6,110	11,181	18,382
Over ten years	73,940	—	—	25,314	21,529	120,783
Total (2)	$77,169	$13,245	$11,350	$52,206	$215,184	$369,154
___________

(1)	Includes demand loans, loans having no stated maturity, overdraft loans and equity line of credit loans.

(2)	Loan amounts are net of undisbursed funds for loans in process of $3.5 million.

Loan Originations/ Renewals, Purchases and Sales.  The following table shows the loan origination including renewals of previously funded loans, purchase, sale and repayment activities of the Bank for the periods indicated.

	Year Ended December 31,	Nine Months Ended December 31,	Years Ended March 31,
	2013	2012	2012	2011	2010	2009
	(In Thousands)
Originated/ Renewed:
Adjustable rate - residential real estate	$13,021	$6,986	$17,051	$26,539	$27,644	$34,571
Fixed rate - residential real estate (1)	28,892	24,136	37,862	74,776	65,229	48,689
Consumer	10,840	7,315	12,134	12,381	19,450	30,366
Commercial business and commercial real estate	172,694	113,629	192,809	200,459	289,246	350,505
Total consumer/commercial business real estate	183,534	120,944	204,943	212,840	308,696	380,871
Total loans originated/ renewed	225,447	152,066	259,856	314,155	401,569	464,131
Purchased	—	—	—	—	—	—
Less:
Sold:
Fixed rate - residential real estate	32,272	22,037	40,356	73,971	67,779	45,273
Adjustable rate- residential real estate	—	725	—	—	—	—
Fixed rate - commercial real estate	—	996	—	—	—	—
Adjustable rate - commercial real estate	—	—	—	—	—	—
Transfers to other real estate owned	3,861	2,456	4,277	15,582	10,574	1,718
Principal repayments	227,726	159,856	271,730	309,537	363,892	324,365
Increase (decrease) in other items, net	377	(3,199)	(547)	(1,007)	2,015	(383)
Net increase (decrease)	$(38,789)	$(30,805)	$(55,960)	$(83,928)	$(42,691)	$93,158
(1) Includes newly originated fixed rate loans held for sale and construction/permanent loans converted to fixed rate loans and sold.

In addition to interest earned on loans, the Bank receives loan origination fees or "points" for originating loans.  Loan points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for the creation of the loan.  The Bank's loan origination fees are generally 1% on conventional residential mortgages, and 0.25% to 1% on commercial real estate loans and commercial business loans.  The total fee income (including amounts amortized to income as yield adjustments) for the year ended December 31, 2013 was $633,000.

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

	At or For the Year Ended December 31,	At or For the Nine Months Ended December 31,	At or For the Year Ended March 31,
	2013	2012	2012	2011
		(Dollars in Thousands)
Net deferred mortgage loan origination fees earned during the period (1)	$27	$37	$72	$90

Mortgage loan origination fees earned as a percentage of total portfolio mortgage loans originated during the period	0.2%	0.5%	0.4%	0.3%

Net deferred mortgage loan origination fees in loan portfolio at end of period	$30	$33	$47	$77
___________

(1)	Includes amounts amortized to interest income as yield adjustments; does not include fees earned on loans sold.

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

Secondary market sales have been made primarily to Freddie Mac, or other banks or institutional investors.  Freddie Mac is a quasi-governmental agency that purchases residential mortgage loans from federally insured financial institutions and certain other lenders.  All loans sold to Freddie Mac are without recourse to Security Federal and generally all other loans sold to other investors are without recourse.  For the past several years, substantially all loans have been sold on a servicing released basis.

During the year ended December 31, 2013, Security Federal sold $32.3 million in fixed rate residential loans on a servicing released basis in the secondary market.  Loans closed but not yet settled with Freddie Mac or other investors, are carried in the Bank's "loans held for sale" portfolio.  At December 31, 2013, the Bank had $1.2 million of loans held for sale.  These loans are fixed rate residential loans that have been originated in the Bank's name and have closed.  Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Bank's customers.  Therefore, these loans present very little market risk for the Bank.  The Bank usually delivers to, and receives funding from, the investor within 30 days.  Security Federal originates all of its loans held for sale on a "best efforts" basis which means that the Bank suffers no penalty if it is unable to deliver a loan to a potential investor.

The Bank also originates and holds adjustable and fixed rate construction loans. The construction loans are for one year terms.  At December 31, 2013, the Bank held $7.1 million, or 1.9% of the total loan portfolio, in construction loans to individuals in its residential portfolio. Construction loans to individuals, also known as construction/permanent loans, generally have a construction period of one year or less where the borrower pays interest only during that period.  At the end of construction, the loan converts to a one year ARM or a three year/one year ARM.  At that time, the borrower also has a one time option to convert the loan to a fixed rate loan, which is then sold immediately to the secondary market. At December 31, 2013, the Bank also held approximately $8.7 million in longer term fixed rate residential mortgage loans.  These loans were 2.3% of the entire loan portfolio at December 31, 2013. The majority of these loans had converted from ARM  loans to fixed rate loans during the previous 60 months and had remaining maturities of 10 to 29 years.  The Bank no longer originates ARM loans with conversion features that are not sold on the secondary market upon conversion.

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

The general policy of Security Federal is to issue loan commitments to qualified borrowers for a specified time period.  These commitments are generally for a period of 45 days or less.  With management approval, commitments may be extended for up to an additional 45 days.  As of December 31, 2013, Security Federal had no residential mortgage loan commitments for portfolio loans issued (excluding undisbursed portions of construction loans in process).  Security Federal had outstanding commitments available on all lines of credit (including letters of credit, commercial, undisbursed loans in process, home equity, VISA, and other consumer loans) totaling $41.0 million as of December 31, 2013.  See Note 19 of the Notes to Consolidated Financial Statements contained in the Annual Report.

Permanent Residential Mortgage Lending.  Permanent residential real estate mortgage loans constituted 20.7% of the Bank's total outstanding loan portfolio at December 31, 2013.

Security Federal offers a variety of ARMs which offer adjustable rates of interest, payments, loan balances or terms to maturity which vary according to specified indices.  The Bank's ARMs generally have a loan term of 15 to 30 years with initial rate adjustments every one, three, five or seven years during the term of the loan.  After the initial rate adjustment, the loan rate then adjusts annually.  Most of the Bank's ARMs contain a 200 basis point limit as to the maximum amount of change in the interest rate at any adjustment period and a 500 or 600 basis point limit over the life of the loan. The Bank generally originates ARMs to retain in its portfolio. These  loans are generally made consistent with Freddie Mac and Fannie Mae guidelines.  At December 31, 2013, residential ARMs totaled $77.2 million, or 20.7% of the Bank's loan portfolio.  For the year ended December 31, 2013, the Bank originated $41.9 million in residential real estate loans, 31.1% of which had adjustable rates of interest.

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

The Bank also provides construction financing for single family dwellings to owner-occupants.  Construction loans are generally made for periods of six months to one year with either adjustable or fixed rates.  At December 31, 2013, residential construction loans on one- to four-family dwellings to owner-occupants totaled $7.1 million, or 1.9%, of the Bank's loan portfolio. On loans of this type, the Bank seeks to evaluate the financial condition and prior performance of the builder, as well as the borrower's creditworthiness and his or her general ability to make principal and interest payments, and the value of the property that will secure the loan.  On construction loans offered to individuals (non-builders), the Bank offers a construction/permanent loan.  The one year construction portion of the loan has a fixed rate ranging currently from 2.75% to 5.875% depending on which ARM program the borrower has chosen for the permanent portion of the loan after the construction period.  The borrower pays interest on the loan during the construction phase.   After construction, the loan then automatically converts, depending on the borrower's upfront selection, to a one year ARM, a three year/one year ARM, or a five year/one year ARM loan in which the borrower will pay principal and interest.  The borrower also has the option, after the construction period only, to convert the loan to a fixed rate loan which the Bank then sells on the secondary market immediately on a servicing released basis.

Commercial Real Estate, Commercial Business and Multi-Family Loans.  The commercial business loans originated by the Bank are primarily secured by business equipment, furniture and fixtures, inventory and receivables, or are unsecured. At December 31, 2013, the Bank had $7.8 million, or 2.1%, of the Bank's total loan portfolio, in commercial business loans.  A total of $2.0 million, or 25.6% of these loans were unsecured at December 31, 2013.

The commercial real estate loans originated by the Bank are primarily secured by non-residential commercial properties, churches, hotels, residential developments, single family construction loans to builders for speculative or pre-sold homes, lot loans to builders, income property developments, and undeveloped land.  At December 31, 2013, the Bank had $220.3 million, or 59.1%, of the Bank's total loan portfolio, in commercial real estate loans. Included in these loans at December 31, 2013 was $11.4 million in acquisition and development loans (“A&D”) with terms of typically two to three years. Also included in commercial real estate loans was $9.4 million in loans for the construction of single family dwellings to builders with a term of typically one year.

The multi-family loans originated by the Bank are primarily secured by commercial residential properties including apartment complexes, condominiums or townhouses, and loans for acquisition and development of, or improvements to multi-family residential properties. At December 31, 2013, the Bank had $8.1 million, or 2.2%, of the Bank's total loan portfolio, in multi-family loans.

The following table summarizes the Bank's commercial real estate, commercial business, and multi-family loans by geographic market area at December 31, 2013.

	Aiken County Area	Midlands Area SC	Metro Augusta, GA	Other	Total
	(In Thousands)
Commercial real estate	$94,174	$46,157	$43,891	$36,089	$220,311
Multi-family	2,597	2,991	1,335	1,166	8,089
Commercial business	5,060	1,284	885	546	7,775
Total	$101,831	$50,432	$46,111	$37,801	$236,175

Loans secured by commercial real estate are typically written for amortization terms of 10 to 20 years.  Commercial loans not secured by real estate are typically based on terms of three to 60 months.  Both commercial real estate loans and commercial business loans not secured by real estate can be originated on adjustable or fixed rate terms.  Adjustable rates are tied to the prime rate as quoted in The Wall Street Journal and typically adjust on a daily basis.  Since 2009, the Bank has instituted floors of typically 4% to 6% (currently 4%) on newly originated adjustable rate commercial business and commercial real estate loans.  If ceilings are used, the loan will typically require a balloon payment in 60 months or less.  Fixed rate loans on commercial real estate usually require a balloon payment in 36 to 60 months.  Fixed rate loans on non-real estate collateral are generally amortizing in five years or less.

Commercial real estate lending entails significant additional credit risk when compared to residential lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers.  Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy.  In order to minimize the risks associated with this type of loan, the Bank generally limits the maximum loan-to-value ratio for commercial real estate to 65% to 75%, based on appraisals of the property at the time of the loan by appraisers designated by the Bank, and strictly scrutinizes the credit history, financial condition and cash flow of the borrower, the quality of the collateral and the expertise of management of the property securing the loan. Although the creditworthiness of the business and its principals is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. A&D loans secured by improved lots generally involve greater risks than residential mortgage lending because these loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, we may be confronted with a property the value of which is insufficient to assure full payment.

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

Federal law restricts the Bank's permissible lending limits to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus.  At December 31, 2013, the Bank's legal lending limit under this restriction was $13.8 million.  At that date, the Bank's largest loan relationship to a single borrower was $11.5 million.  South Carolina law restricts the Bank's permissible lending limits to one borrower to 10% of unimpaired capital unless prior approval is granted by a two-thirds vote of the Board of Directors, in which case the limit is increased to 15% of unimpaired capital.  The Bank's lending limit at 10% of unimpaired capital was $9.2 million at December 31, 2013. The $11.5 million loan mentioned above was approved by the full Board.

Consumer Loans.  The Bank originates consumer loans for any personal, family or household purpose, including the financing of home improvements, loans to individuals for residential lots for a future home, automobiles, boats, mobile homes, recreational vehicles and education.  The Bank also makes consumer first and second mortgage loans secured by residences.  These loans typically do not qualify for sale in the secondary market, but are generally not considered sub-prime lending. In addition, the Bank offers home equity lines of credit.  Home equity loans are secured by mortgage liens on the borrower's principal or second residence. Home equity lines are open end lines of credit where the borrowers pay a minimum of interest only monthly on drawn lines.  The terms are for a maximum period of 20 years and the rate is a variable rate tied to prime and floats monthly.  Margins range from zero to one percent.  In 2012, the Bank instituted a floor of 5% on new originations and a maximum loan-to-value ratio of 80% for first mortgages originated by Security Federal and 60% for first mortgages originated by other lenders. Previously, the maximum loan-to-value ratio was 90%, but was decreased because of the current economic environment.  At December 31, 2013, the Bank had $25.2 million of home equity lines of credit outstanding and $19.7 million of additional commitments of home equity lines of credit.  The Bank also makes secured and unsecured lines of credit available.  Although consumer loans involve a higher level of risk than one- to four-family residential mortgage loans, they generally provide higher yields and have shorter terms to maturity than one- to four-family residential mortgage loans.  At December 31, 2013, the Bank had total consumer loans of $52.2 million, or 14.0% of the Bank's loan portfolio.

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

The Bank also has a credit card program.  As of December 31, 2013, the Bank had issued 3,177 Visa credit cards with total approved credit lines of $7.0 million, of which $2.4 million was outstanding on that date.

Loan Delinquencies and Defaults

General.  The Bank's collection procedures provide that when a real estate loan is approximately 20 days past due, the borrower is contacted by mail and payment is requested.  If the delinquency continues for another 10 days, subsequent efforts are made to contact the delinquent borrower and establish a program to bring the loan current.  In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs.  If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates foreclosure proceedings after the customer has been notified by certified mail.  The Bank institutes the same collection procedure for its commercial real estate loans.  At December 31, 2013, the Bank had property acquired as the result of foreclosures and other property repossessed classified as repossessed assets valued at $3.9 million.

Delinquent Loans.  The following table sets forth information concerning delinquent loans at December 31, 2013.  The amounts presented represent the total remaining principal balances of the delinquent loans (before specific reserves for losses), rather than the actual payment amounts which are overdue.

	Real Estate				Non-Real Estate
	Residential		Commercial		Consumer		Commercial Business
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Total
Loans delinquent for:	(Dollars in Thousands, number of loans are actual)
30 - 59 days	—	$—	33	$5,104	76	$1,494	6	$115	$6,713
60 - 89 days	9	1,363	9	2,047	15	235	—	—	3,645
90 days and over	29	4,608	37	4,973	13	398	1	33	10,012
Total delinquent loans	38	$5,971	79	$12,124	104	$2,127	7	$148	$20,370

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

At December 31, 2013, $31.9 million, or 8.6%, of the Bank's loans were classified "substandard" compared to $48.0 million, or 11.7%, at December 31, 2012. At December 31, 2013, $26.7 million were designated as "special mention" compared to $18.4 million at December 31, 2012. At December 31, 2013 $45.4 million were designated as “caution” compared to $32.6 million at December 31, 2012. The Bank had no loans classified as "doubtful" or "loss" at December 31, 2013 and December 31, 2012. As of December 31, 2013, there were loans totaling $12.4 million which were troubled debt restructurings compared to $15.9 million at December 31, 2012.  The Bank's policy is to classify all troubled debt restructurings as substandard.  The Bank's classification of assets is consistent with FDIC regulatory classifications.

Non-performing Assets.  Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful.  In addition, all loans are placed on non-accrual status when the loan becomes 90 days or more contractually delinquent.  All consumer loans more than 90 days delinquent are charged against the consumer loan allowance for loan losses unless there is adequate collateral which is in the process of being repossessed or foreclosed on.  At December 31, 2013, the Bank had $12.4 million in troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rate.  Other loans of concern are those loans (not delinquent more than 60 days) that management has determined need to be closely monitored as the potential exists for increased risk on these loans in the future.  Non-

performing loans are reviewed monthly on a loan by loan basis.  Charge-offs, whether partial or in full, associated with these loans will vary based on estimates of recovery for each loan.

The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio.

	At December 31,		At March 31,
	2013	2012	2012	2011	2010	2009
		(Dollars in Thousands)
Loans Delinquent 60 to 89 Days:
Residential	$1,363	$1,795	$742	$—	$559	$621
Consumer	235	212	352	197	925	124
Commercial business	—	36	209	133	1	29
Commercial real estate	2,047	4,852	4,684	2,709	2,724	3,560
Total	$3,645	$6,895	$5,987	$3,039	$4,209	$4,334
Total as a percentage of total assets	0.43%	0.77%	0.65%	0.33%	0.44%	0.44%
Non-Accruing Loans Delinquent 90 Days or More:
Residential	$4,608	$3,758	$3,639	$1,810	$4,344	$1,112
Consumer	398	646	620	1,194	703	956
Commercial business	33	87	21	172	699	2,808
Commercial real estate	4,973	13,913	18,378	9,337	25,480	8,044
Total	$10,012	$18,404	$22,658	$12,513	$31,226	$12,920
Total as a percentage of total assets	1.18%	2.07%	2.45%	1.34%	3.27%	1.31%
Troubled debt restructurings	$12,394	$15,941	$18,029	$12,197	$336	$652
Repossessed assets	$3,947	$6,754	$14,160	$14,434	$10,773	$1,985
Allowance for loan losses	$10,242	$11,318	$14,615	$12,502	$12,307	$10,182

Non-performing commercial real estate loans decreased $8.9 million to $5.0 million at December 31, 2013 from $13.9 million at December 31, 2012. The balance in non-performing commercial real estate loans at December 31, 2013 consisted of 37 loans to 19 borrowers with an average loan balance of $134,000 compared to 51 loans to 32 borrowers with an average loan balance of $273,000 at December 31, 2012.

Of the non-performing commercial real estate category, $1.6 million consisted of eight loans secured by commercial buildings to eight different borrowers; $1.4 million consisted of 12 loans secured by builder lots or speculative houses in varying degrees of completion throughout South Carolina and Georgia to three separate borrowers; $681,000 consisted of three loans to two separate borrowers related to the acquisition and development of two subdivisions; and $610,000 consisted of six loans secured by raw land to four separate borrowers. The majority of the remaining loans in the commercial real estate category were secured by first mortgages on principal residences throughout the Bank's market area.

At December 31, 2013, there were no accruing loans equal to or more than 90 days delinquent. For the year ended December 31, 2013, the interest income that was not recognized and would have been recognized with respect to non-accruing loans, had such loans been current in accordance with their original terms and with respect to troubled debt restructurings, had such loans been current in accordance with their original terms, totaled $480,000 compared to $771,000 for the nine months ended December 31, 2012.  For the year ended December 31, 2013 actual interest recorded on these loans amounted to $533,000 compared to $461,000 for the nine months ended December 31, 2012.

Non-performing residential real estate loans increased $850,000 to $4.6 million at December 31, 2013 from $3.8 million at December 31, 2012. The balance in non-performing residential real estate loans at December 31, 2013 consisted of 29 loans to 29 borrowers with an average loan balance of $159,000. The balance in non-performing residential real estate loans at December 31, 2012 consisted of 26 loans to 25 borrowers with an average loan balance of $145,000.

Also included in non-accruing loans at December 31, 2013 were 29 residential real estate loans totaling $4.6 million, one commercial business loan relationships totaling $33,000 and 13 consumer loans totaling $399,000.  Of the 13 consumer loans on non-accrual status at December 31, 2013, no loan or total relationship exceeded $101,000.

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

During the year ended December 31, 2013, the Bank modified five loans that were considered to be a TDR. The Bank had 22 loans totaling $12.4 million at December 31, 2013 which were TDRs compared to 20 loans totaling $15.9 million at December 31, 2012. The 22 TDRs included one consumer loan secured by a first mortgage on a residential dwelling and two automobiles totaling $69,000, one consumer auto loan totaling $9,000 and one commercial line of credit totaling $33,000, secured by a residential vehicle. The remaining 19 TDRs consisted of 18 commercial real estate loans to 10 separate borrowers and one unsecured commercial business loan. The commercial real estate loans were secured primarily by first mortgages on three single family residences, nine commercial buildings, three hotels, one church and two parcels of land.

Five of the TDRs to three borrowers totaling $855,000 were in default at December 31, 2013. All of the remaining TDRs were current at December 31, 2013.The Bank considers any loan 30 days or more past due to be in default.

Potential Problem Loans. Potential problem loans include loans not included as non-accrual loans or TDRs where management has become aware of information regarding possible credit issues for borrowers that could potentially cause doubt about their ability to comply with current repayment terms. At December 31, 2013 and December 31, 2012, the Bank had identified $10.8 million and $16.9 million, respectively, of potential problem loans through its internal loan review procedures. These potential problems loans are classified as Substandard internally by the Bank.

Repossessed Assets.  Repossessed assets acquired in settlement of loans were $3.9 million at December 31, 2013 and consisted of the following real estate properties: 10 single-family residences and 10 lots within residential subdivisions located throughout our market area in South Carolina and Georgia; four parcels of land in South Carolina; eight lots within a subdivision and adjacent 22.96 acres of land in Aiken, South Carolina; and 34.8 acres of land in Bluffton, South Carolina which was originally acquired as a participation loan from another financial institution.

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

At December 31, 2013, the allowance for loan losses or reserve was $10.2 million.  In determining the adequacy of the reserve for loan losses, management reviews past experience of loan charge-offs, the level of past due and non-accrual loans, the size and mix of the portfolio, general economic conditions in the market area, and individual loans to identify potential credit problems.  Commercial business, commercial real estate and consumer loans have increased to $288.4 million, or 77.7% of the Bank's total loan portfolio at December 31, 2013.  Although these types of loans carry a higher level of credit risk than conventional residential mortgage loans, the level of reserves reflects management's continuing evaluation of this risk based on the Bank's past loss experience.  At December 31, 2013, the Bank's ratio of loans delinquent more than 60 days to total assets was 1.61%.  The reserve is management's best estimate for offsetting risk for our estimated possible losses. There can be no guarantee that the estimate is adequate or accurate.  Management believes that reserves for loan losses are at a level adequate to provide for inherent loan losses.  Although management believes that it has considered all relevant factors in its estimation of future losses, future adjustments to reserves may be necessary if conditions change substantially from the assumptions used in making the original estimations.  Regulators will from time to time evaluate the allowance for loan losses which is subject to adjustment based upon the information available to the regulators at the time of their examinations.

At December 31, 2013, the Bank had no allowance for losses on real estate owned because at the time a property is transferred to real estate owned, the Bank writes the property down to the appraised value less estimated costs to sell the property.  Because of this practice, an allowance is not necessary.

The following table sets forth an analysis of the Bank's allowance for loan losses during the dates indicated.

	For the Year Ended December 31,	For the Nine Months Ended December 31,	For the Years Ended March 31,
	2013	2012	2012	2011	2010	2009

Balance at beginning of period	$11,318	$14,615	$12,502	$12,307	$10,182	$8,067
Provision for loan losses	2,645	1,975	8,650	7,800	8,155	2,825
Charge-offs:
Residential real estate	1,118	647	564	1,010	283	37
Commercial business and commercial real estate	3,884	6,488	4,830	6,524	5,380	370
Consumer	207	287	1,250	583	405	338
Total charge-offs	5,209	7,422	6,644	8,117	6,068	745
Recoveries:
Residential real estate	273	57	—	125	3	—
Commercial business and commercial real estate	1,156	2,075	51	318	6	15
Consumer	59	18	56	68	29	20
Total recoveries	1,488	2,150	107	511	38	35
Balance at end of period	$10,242	$11,318	$14,615	$12,502	$12,307	$10,182
Ratio of net charge-offs during the period to average loans outstanding during the period (1)	0.99%	1.72%	1.43%	1.42%	1.01%	0.12%

(1) Annualized for the nine month periods ended December 31, 2012 and 2011

The distribution of the Bank's allowance for loan losses at the dates indicated is summarized in the following table.  The entire allowance is available to absorb losses from all loan categories.

	At December 31,				At March 31,
	2013		2012		2012		2011		2010		2009
	Amount	% of Loans in Each Cate-gory to Total Loans	Amount	% of Loans in Each Cate-gory to Total Loans	Amount	% of Loans in Each Cate-gory to Total Loans	Amount	% of Loans in Each Cate-gory to Total Loans	Amount	% of Loans in Each Cate-gory to Total Loans	Amount	% of Loans in Each Cate-gory to Total Loans
			(Dollars in Thousands)
Residential	$1,706	22.6%	$1,522	23.2%	$1,929	22.6%	$1,703	23.2%	$2,044	20.7%	$712	21.2%
Consumer	848	14.0	1,001	13.7	1,498	13.2	1,122	12.9	1,039	11.7	3,659	11.0
Commercial business	427	2.1	619	2.0	645	2.1	924	2.7	714	3.0	1,571	3.3
Commercial real estate	7,261	61.3	8,176	61.1	10,543	62.1	8,753	61.2	8,510	64.6	4,240	64.5
Total	$10,242	100.0%	$11,318	100.0%	$14,615	100.0%	$12,502	100.0%	$12,307	100.0%	$10,182	100.0%

Service Corporation

At December 31, 2013, Security Federal's net investment in its service corporations (including loans to service corporations) totaled $3.4 million.  In addition to investments in service corporations, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a commercial bank may engage in directly.

Security Federal Insurance, Inc. ("SFINS").  SFINS, a wholly owned subsidiary of the Bank, was formed during fiscal 2002 and began operating during the December 2001 quarter.  SFINS is an insurance agency offering auto, business, health and  home insurance, and premium finance.   The operations of SFINS are included in the Company's Consolidated Financial Statements.

Collier Jennings Financial Corporation.  Collier Jennings Financial Corporation is a subsidiary of SFINS, a subsidiary of the Bank, which is described above.  The Company acquired the insurance and insurance premium finance businesses of Collier Jennings Financial Corporation and its subsidiaries, Collier-Jennings, Inc., The Auto Insurance Store, Inc., and Collier-Jennings Premium Pay Plans, Inc. (the "Collier-Jennings Companies"), effective June 30, 2006.

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

	At December 31,		At March 31,
	2013	2012	2012	2011
		(In Thousands)
Interest bearing deposit at FHLB	$321	$226	$577	$268
Certificates of deposits at a financial institutions	2,100	1,729	1,727	100
Total other investments	$2.421	$1,955	$2,304	$368

Investment Securities:
Available for Sale:
FHLB securities	$12,671	$6,165	$2,699	$14,209
Federal Farm Credit Bank securities	5,366	—	—	2,007
Fannie Mae bonds	1,975	—	—	7,730
Freddie Mac bonds	—	—	2,922	3,931
Small Business Administration bonds	100,824	96,462	86,279	64,710
Taxable municipal bonds	—	—	—	4,472
Tax exempt municipal bonds	61,315	37,482	24,126	2,035
Equity securities	256	75	75	79
Total securities available for sale	182,407	140,184	116,101	99,173

Held to Maturity:
FHLB securities	—	7,996	11,555	10,040
Federal Farm Credit Bank securities	—	6,796	1,999	—
Fannie Mae bonds	—	2,022	2,992	—
Freddie Mac bonds	—	1,998	3,991	—
Small Business Administration bonds	—	5,866	3,251	3,856
Equity securities	—	155	155	155
Total securities held to maturity	—	24,833	23,943	14,051

Total securities (1)	182,407	165,017	140,044	113,592
FHLB stock	5,017	6,179	8,471	11,267

Total securities and FHLB stock (1)	$187,424	$171,196	$148,515	$124,859
___________
(1)      Does not include mortgage-backed securities.

At December 31, 2013, the Company did not have any investment securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total book value in excess of 10% of its shareholders' equity. SBA bonds are backed by the full faith and credit of the U.S. government and carry a zero percent risk base when calculating risk based assets for regulatory capital purposes.

FHLB securities, Federal Farm Credit Bank securities, Fannie Mae bonds and Freddie Mac bonds are all securities that are issued by government sponsored enterprises ("GSEs").  GSE securities are not backed by the full faith and credit of the United States government.

The following table sets forth the maturities or repricing of investment securities, not including mortgage-backed securities, and FHLB stock at December 31, 2013, and the weighted average yields of such securities and FHLB stock (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).  Tax equivalent yields on tax exempt municipal bonds are calculated using a 34% tax rate.  Callable securities are shown at their likely call dates based on current interest rates.  The table was prepared using amortized cost.  Small Business Administration securities are based on maturity dates without the effect of scheduled payments or anticipated prepayments.

	Maturing or Repricing
			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
U.S. Government sponsored enterprises	$6,689	2.05%	$13,597	1.93%	$996	1.78%	$—	—%
Small Business Administration bonds	60,656	2.05	6,654	3.81	22,807	2.78	9,112	3.74
Tax exempt municipal bonds	—	—	3,255	3.35	58,494	4.19	1,841	6.59
FHLB stock (1)	5,017	2.76	—	—	—	—	—	—
Other equity securities	258	1.25	—	—	—	—	—	—
Total (2)	$72,620	2.10%	$23,506	2.66%	$82,297	3.77%	$10,953	4.22%
___________
(1)   FHLB stock has no stated maturity date.
(2)   Excludes mortgage-backed securities totaling $245.9 million with a yield of 2.61%.

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

	At December 31,		At March 31,
	2013	2012	2012	2011
	(In Thousands)
Available for sale:
Freddie Mac	$40,721	$28,560	$41,047	$47,452
Fannie Mae	34,339	45,002	47,510	44,114
Ginnie Mae	173,537	141,170	149,297	148,515
Total	$248,597	$214,732	$237,854	$240,081
Held to maturity:
Freddie Mac	—	4,060	$1,548	$2,581
Fannie Mae	—	—	—	—
Ginnie Mae	—	47,179	42,185	16,533
Total	$—	$51,239	$43,733	$19,114

At December 31, 2013, the Company did not have any mortgage-backed securities (exclusive of obligations of agencies of the U.S. Government) issued by any one entity with a total book value in excess of 10% of shareholders equity.

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

The following table sets forth the final maturities or initial repricings, whichever occurs first, and the weighted average yields of the mortgage-backed securities at December 31, 2013.  Not considered in the preparation of the table below is the effect of scheduled payments or anticipated prepayments.  The table is prepared using amortized cost.

	The Earliest of Maturing or Repricing								At December 31, 2013
	Less Than 1 Year		1 to 5 Years		5 to 10 Years		Over Ten Years		Balance Outstanding
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Fannie Mae	$2,747	2.58%	$799	5.09%	$4,084	3.72%	$26,278	3.21%	$33,908	3.26%
Freddie Mac	13	3.79	645	4.97	12,054	2.62	28,909	2.87	41,621	2.83
Ginnie Mae	70,439	0.86	7,389	3.05	6,781	4.35	85,744	3.52	170,353	2.43
Total	$73,199	0.92%	$8,833	3.37%	$22,919	3.33%	$140,931	3.33%	$245,882	2.61%

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

At December 31, 2013, the Bank had $25.6 million in brokered deposits.   The Bank believes that, based on its experience over the past several years, its savings and transaction accounts are stable sources of deposits.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs for the periods indicated.

	At December 31,				At March 31,
	2013		2012		2012		2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Interest Rate Range for fiscal 2013:
Savings accounts 0% - 0.10%	$24,485	3.7%	$22,411	3.3%	$22,349	3.2%	$20,583	3.0%
NOW and other transaction accounts 0% - 0.15%	136,697	20.8	126,741	18.7	124,750	17.9	117,077	17.0
Money market funds 0.10% - 0.30%	240,631	36.5	234,383	34.7	224,196	32.2	194,560	28.1
Total non-certificates	$401,813	61.0%	$383,535	56.7%	$371,295	53.3%	$332,220	48.1%

Certificates:
0.00-1.99%	$226,750	34.4%	$255,423	37.8%	$267,556	38.4%	$239,078	34.6%
2.00-2.99%	28,849	4.4	32,975	4.9	49,261	7.1	107,387	15.6
3.00-3.99%	1,285	0.2	2,381	0.3	2,937	0.4	3,307	0.5
4.00-4.99%	—	—	1,523	0.2	4,022	0.6	5,272	0.8
5.00-5.99%	—	—	502	0.1	1,130	0.2	3,093	0.4
Total certificates	256,884	39.0%	292,804	43.3%	324,906	46.7%	358,137	51.9%
Total deposits	$658,697	100.0%	$676,339	100.0%	$696,201	100.0%	$690,357	100.0%

The Bank relies to a limited extent upon locally obtained Jumbo CDs to maintain its deposit levels.  At December 31, 2013, Jumbo CDs constituted $129.9 million or 19.7% of the Bank's total deposits.  At December 31, 2013, the Bank held $21.8 million in public funds which consisted of $9.6 million in certificates of deposit and $12.2 million in demand deposit accounts.

The following table sets forth the deposit flows at the Bank during the periods indicated.

	Year Ended December 31,	Nine Months Ended December 31,	Years Ended March 31,
	2013	2012	2012	2011
	(Dollars in Thousands)
Opening balance	$676,339	$696,201	$690,357	$694,252
Net deposits	(17,642)	(19,862)	5,844	(3,895)
Ending balance	658,697	676,339	696,201	690,357
Net increase (decrease)	$(17,642)	$(19,862)	$5,844	$(3,895)
Percent increase (decrease)	(2.61)%	(2.85)%	0.85%	(0.60)%

The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 2013.

	0- 1.99%	2.00- 2.99	3.00- 3.99	4.00- 4.99	5.00- 5.99	Total
Certificate accounts maturing in quarter ending:		(In Thousands)
March 31, 2014	$45,459	$2,806	$119	$—	$—	$48,384
June 30, 2014	44,327	780	182	—	—	45,289
September 30, 2014	34,784	1,153	812	—	—	36,749
December 31, 2014	31,308	1,951	—	—	—	33,259
March 31, 2015	18,232	4,432	172	—	—	22,836
June 30, 2015	7,717	1,772	—	—	—	9,489
September 30, 2015	2,310	3,372	—	—	—	5,682
December 31, 2015	3,307	3,775	—	—	—	7,082
March 31, 2016	400	4,344	—	—	—	4,744
June 30, 2016	2,547	2,847	—	—	—	5,394
September 30, 2016	6,739	1,617	—	—	—	8,356
December 31, 2016	3,990	—	—	—	—	3,990
Thereafter	25,630	—	—	—	—	25,630
Total	$226,750	$28,849	$1,285	$—	$—	$256,884

The following table indicates the amount of the Bank's deposits of $100,000 or more by time remaining until maturity at December 31, 2013.

	Certificates of Deposit	Savings, NOW and Money Market Accounts
	(In Thousands)
Maturity Period
Three months or less	$24,127	$401,813
Over three through six months	21,462	—
Over six through twelve month	27,952	—
Over twelve months	56,356	—
Total	$129,897	$401,813

Borrowings

As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions.  At December 31, 2013, the Bank had $87.7 million in outstanding advances from the FHLB of Atlanta.   See Note 10 of  the Notes to Consolidated Financial Statements contained in the Annual Report for information regarding the maturities and rate structure of the Bank's FHLB advances.  Federal law contains certain collateral requirements for FHLB advances.  See "Regulation - Regulation of the Bank - Federal Home Loan Bank System."

At December 31, 2013, the Company had $5.2 million in junior subordinated debentures.  The debentures accrue and pay distributions quarterly at a rate per annum equal to 1.94% at December 31, 2013.  Prior to September 2011 one-half of the debentures had a fixed rate of 6.88% and the remaining had a floating rate of three-month LIBOR plus 170 points.  After September 2011, the rate is strictly a floating rate of three-month LIBOR plus 170 points as the fixed rate expired and converted to a floating rate. The debentures were callable by the Company in September 2011, and quarterly thereafter, with a final maturity date of December 15, 2036.  See Note 11 of the Notes to Consolidated Financial Statements contained in the Annual Report for more information.

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

	Year Ended December 31,	Nine Months Ended December 31,	Years Ended March 31,
	2013	2012	2012	2011
	(In Thousands)
Maximum Balance:
FHLB advances	$103,156	$113,168	$141,484	$168,833
Other borrowings	9,873	10,226	11,669	12,343
Junior subordinated debentures	5,155	5,155	5,155	5,155
Senior convertible debentures	6,084	6,084	6,084	6,084

Average Balance:
FHLB advances	$92,718	$110,380	$127,411	$144,008
Other borrowings	9,270	9,669	10,423	11,713
Junior subordinated debentures	5,155	5,155	5,155	5,155
Senior convertible debentures	6,084	6,084	6,084	6,084

At December 31, 2013, the Bank had $8.0 million in retail purchase agreements with an average rate of 0.15%.  These repurchase agreements are included in "Other Borrowings" in the Consolidated Financial Statements included in the Annual Report and in the table above.

The following table sets forth information as to the Bank's borrowings and the weighted average interest rates thereon at the dates indicated.

	At December 31,		At March 31,
	2013	2012	2012	2011
	(Dollars in Thousands)
Balance:
FHLB advances	$87,740	$105,257	$122,070	$138,136
Other borrowings	8,003	9,317	9,801	11,195
Junior subordinated debentures	5,155	5,155	5,155	5,155
Senior convertible debentures	6,084	6,084	6,084	6,084

Weighted Average Interest Rate at Fiscal Year End:
FHLB advances	3.23%	3.72%	3.62%	3.57%
Other borrowings	0.15	0.20	0.25	0.40
Junior subordinated debentures	1.94	2.01	2.17	4.45
Senior convertible debentures	8.00	8.00	8.00	8.00

During Fiscal Year:
FHLB advances	3.79%	3.97%	3.86%	3.92%
Other borrowings	0.20	0.25	0.37	0.53
Junior subordinated debentures	2.00	2.17	3.24	4.53
Senior convertible debentures	8.00	8.00	8.00	8.00

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

Personnel

At December 31, 2013, the Company employed 186 full-time and 17 part-time employees.  The Bank employees are not represented by any collective bargaining agreement.  Management of the Bank considers its relations with its employees to be good.

Executive Officers.

The following table sets forth information regarding the executive officers of the Company and the Bank.

	Age at December 31,	Position
Name	2013	Company	Bank
J. Chris Verenes	57	President and Chief Executive Officer	Chief Executive Officer and Chairman of the Board
Timothy W. Simmons	68	Chairman of the Board	—
Roy G. Lindburg	53	Chief Financial Officer	Chief Financial Officer
Frank M. Thomas, Jr.	66	—	President

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

Timothy W. Simmons has served as the Company's Chairman of the Board since October 2011.  He served as President and Chief Executive Officer of the Company from 1987 and 1994, respectively, until his retirement on January 1, 2012.  Mr. Simmons was elected President and Chief Operating Officer of the Bank in January 1987 and served in these capacities from March 1987 to December 2001.  In May 1988, Mr. Simmons became Chief Executive Officer of the Bank and in January 2002, he was elected Chairman of the Bank's Board of Directors, positions he held until his retirement in December 2010.

Roy G. Lindburg has been Chief Financial Officer of the Company and the Bank since January 1995.  He was named Executive Vice President in 2005.

Frank M. Thomas, Jr. was appointed President of the Bank effective January 1, 2011.  Prior to that, he had served as an Executive Vice President of the Bank since 2007.  Mr. Thomas began his career with the Bank in 1994 as a Business Development Officer and has served in positions of increasing responsibilities in his19 years with the Bank.  His most recent positions have included Senior Vice President of Commercial Lending and Senior Vice President and Aiken Area Executive of the Bank.  Mr. Thomas is active in the Aiken community and serves as the Chair of the Board of Directors of the Greater Aiken Chamber of Commerce.

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

Federal Deposit Insurance Corporation. The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for the year ended December 31, 2013 were $746,000.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) requires the FDIC's deposit insurance assessments to be based on assets instead of deposits.  The FDIC has issued rules which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible capital.  The FDIC assessment rates range from approximately five basis points to 35 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and to further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC's reserve ratio equals 1.15%. Once the FDIC's reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from three basis points to 30 basis points (subject to adjustments as described above).  If the reserve ratio for the prior assessment period is equal to, or greater than 2.0% and less than 2.5%, the assessment rates may range from two basis points to 28 basis points and if the reserve ratio for the prior assessment period is greater than 2.5%, the assessment rates may range from one basis point to 25 basis points (in each case subject to adjustments as described above).  No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

The FDIC conducts examinations of and requires reporting by state non-member banks, such as the Bank. The FDIC also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the deposit insurance fund.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management is not aware of any existing circumstances which would result in termination of the deposit insurance of the Bank.

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

At December 31, 2013, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC. For additional information, see Note 15 of the Notes to Consolidated Financial Statements included in the Annual Report.

Capital Requirements. Federally insured financial institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. On July 2, 2013, the Federal Reserve approved a final rule (“Final Rule”) to establish a new comprehensive regulatory capital framework for all U.S. financial institutions and their holding companies. On July 9, the Final Rule was approved as an interim final rule by the FDIC. The Final Rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act, which is discussed below in the section entitled “-New Capital Rules.” The following is a discussion of the capital requirements the Bank was subject to as of December 31, 2013.

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

The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 3% to 4% of total assets. At December 31, 2013, the Bank had a Tier 1 leverage capital ratio of 9.6%. The FDIC retains the right to require an institution to maintain a higher capital level based on an institution's particular risk profile.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight based on the relative risk of the category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect the bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks. At December 31, 2013, the Bank had a Tier 1 risk-based capital ratio of 20.6% and a total risk-based capital ratio of 21.8%. For additional information concerning the Bank's capital, see Note 15 of the Notes to the Consolidated Financial Statements included in the Annual Report.

New Capital Rules. The Final Rules approved by the Federal Reserve and subsequently approved as an interim final rule by the FDIC substantially amends the regulatory risk-based capital rules applicable to the Company and the Bank.

Effective in 2015 (with some changes generally transitioned into full effectiveness over two to four years), the Bank will be subject to new capital requirements adopted by the FDIC. These new requirements create a new required ratio for common equity Tier 1 (“CET1”) capital, increases the leverage and Tier 1 capital ratios, changes the risk-weights of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

When these new requirements become effective in 2015, the Bank’s leverage ratio of 4% of adjusted total assets and total capital ratio of 8% of risk-weighted assets will remain the same; however, the Tier 1 capital ratio requirement will increase from 4.0% to 6.5% of risk-weighted assets. In addition, the Bank will be required to meet the new CET1 capital ratio of 4.5% of risk-weighted assets, with CET1 consisting of qualifying Tier 1 capital less all capital components that are not considered common equity.

For all of these capital requirements, there are a number of changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not have any instruments that will need to be phased out due to the Bank's total assets being below a $15 billion threshold. Under the new requirements for total capital, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital.

Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be deducted from capital, subject to a two-year transition period. In addition, Tier 1 capital will include accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a two-year transition period. Because of its asset size, the Bank has the one-time option of deciding in the first quarter of 2015 whether to permanently opt-out of the inclusion of accumulated other comprehensive income in its capital calculations. The Bank is considering whether to take advantage of this opt-out to reduce the impact of market volatility on its regulatory capital levels.

The new requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (0% to 600%) for equity exposures.

The application of these more stringent capital requirements could, among other things, result in lower returns on invested capital, over time require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Any additional changes in our regulation and oversight, in the form of new laws, rules and regulations could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administer the home financing credit function of financial institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. At December 31, 2013, the Bank had $87.7 million of outstanding advances from the FHLB of Atlanta under an available credit facility of $255.7 million, which is limited to available collateral. See "Business - Sources of Funds - Borrowings."

As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta. At December 31, 2013, the Bank had $5.0 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. These dividend yields have averaged 2.61% for the year ended December 31, 2013, was 1.94% for the nine months ended December 31, 2012, and 0.84% for the year ended March 31, 2012.

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

Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2013, the Bank's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

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

Other Consumer Protection Laws and Regulations. The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. The Bank is subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10 billion, the Bank is generally subject to supervision and enforcement by the FDIC and the State Board with respect to our compliance with consumer financial protection laws and CFPB regulations.

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

Capital Requirements. The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank, although the Federal Reserve regulations provide for the inclusion of certain trust preferred securities for up to 25% of Tier 1 capital in determining compliance with the guidelines.  The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $500 million or more in total consolidated assets.  The guidelines require that a company's total risk-based capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1 (core) capital.  As of December 31, 2013, the Company’s total risk-based capital was 21.3% of risk-weighted assets and its Tier 1 (core) capital was 17.8% of risk-weighted assets.  In July 2013, the Federal Reserve and the FDIC approved a new rule that will substantially amend the regulatory risk-based capital rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. For a discussion of the new capital rules, see the section above entitled “- Regulation of the Bank - Capital Requirements - New Capital Rules.”

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

Federal Securities Laws. The Company’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We are subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

The Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank-Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implements new capital regulations that the Company and the Bank will become subject to and that are discussed above under the section entitled “- Regulation of the Bank - Capital Requirements - New Capital Rules.”

In addition, among other changes, the Dodd-Frank Act requires public companies, like the Company, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) amend Item 402 of Regulation S-K to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees. For certain of these changes, the implementing regulations have not been promulgated, so the full impact of the Dodd-Frank Act on public companies cannot be determined at this time.

Sarbanes-Oxley Act of 2002:  The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with several accounting scandals.  The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  The Sarbanes-Oxley Act generally applies to all companies, such as the Company, that file or are required to file periodic reports with the SEC, under the Exchange Act.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and corporate governance rules and requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC.  Our policies and procedures have been updated to comply with the requirements of the Sarbanes-Oxley Act.

Jumpstart Our Business Startups ("JOBS") Act. On April 5, 2012, the JOBS Act was signed into law. The JOBS Act allows banks and bank holding companies to terminate the registration of a class of securities under Section 12(g) and Section 12(b) of the Exchange Act if such class is held of record by less than 1,200 persons, an increase from the prior 300 person threshold. The SEC is required to issue final regulations on Title II of the JOBS ACT within 90 days of the April 5, 2012 enactment date, and issued proposed rules on August 29, 2012. The SEC also has mandated rules under Title III of the JOBS Act. The Company's Board is carefully evaluating the costs and advantages and disadvantages of being an SEC registered company, but has not made a determination as to whether to deregister its shares of common stock. The deregistering of the Company common stock could decrease the liquidity of our shares.

TAXATION

Federal Taxation

General.  The Company and the Bank report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below.  The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

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

Risks Related to our Business

A worsening of economic conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.
Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and unemployment levels remain high despite the Board of Governors of the Federal Reserve System (the “Federal Reserve”) unprecedented efforts to encourage economic growth by maintaining low interest rates through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. Recovery by many businesses has been impaired by lower consumer spending. If the Federal Reserve increases the federal funds rate or more rapidly curtails its bond purchasing program, higher interest rates would likely result, which may reduce our loan originations, and housing markets and U.S. economic activity would be negatively affected.
Our operations are significantly affected by the general economic conditions of the states of South Carolina and Georgia and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers located primarily in Aiken, Richland, and Lexington Counties in South Carolina and Columbia County in Georgia. As of December 31, 2013, substantially our entire real estate portfolio consisted of loans secured by properties located in these four counties. The local economic conditions in our market areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources.
A further deterioration in economic conditions or a prolonged delay in economic recovery in the market areas we serve, could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•	demand for our products and services may decline;

•	loan delinquencies, problem assets and foreclosures may increase;

•	collateral for loans, especially real estate, may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans;

•	the value of our securities portfolio may decline;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and

•	the amount of our low-cost or non-interest-bearing deposits may decrease.

Moreover, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience and certain macroeconomic factors based on management's expectations of future events;

•	our specific reserve, based on our evaluation of impaired loans and their underlying collateral; and

•	an unallocated reserve to provide for other credit losses inherent in our portfolio that may not have been contemplated in the other loss factors.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Our allowance for loan losses was 2.78% of total loans outstanding and 102.3% of non-performing loans at December 31, 2013. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

If our non-performing assets increase, our earnings will be adversely affected.

At December 31, 2013 and December 31, 2012, our non-performing assets (which consist of non-accruing loans and real estate owned ("REO")) were $14.0 million and $25.2 million, respectively, or 1.6% and 2.8% of total assets, respectively. Our non-performing assets adversely affect our net income in various ways:

•	we record interest income only on a cash basis for nonaccrual loans and any non-performing investment securities; we do not record interest income for REO;

•	we provide for probable loan losses through a current period charge to the provision for loan losses;

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

At December 31, 2013, commercial real estate loans were $228.4 million or 61.3% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans. Repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. In addition, some of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment, which may increase the risk of default or non-payment. This risk was exacerbated in the recent recession and could remain an elevated risk in the current slow recovery economic environment. Further, commercial real estate loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. These loans also generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectibility of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

Included within commercial real estate loans are A&D loans. At December 31, 2013, A&D loans were $10.6 million or 2.8% of our total loan portfolio. This type of lending contains the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences. Loans on land under development or held for future construction also poses additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand conditions. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to independently repay principal and interest. While our origination of A&D loans have decreased significantly in the last three years, we continue to have significant levels of construction loan balances. Most of our construction loans are for the construction of single family residences. Reflecting the current slowdown in the residential market, the secondary market for land and construction loans is not readily liquid, so we have less opportunity to mitigate our credit risk by selling part or all of our interest in these loans. If we foreclose on a construction loan, our holding period for the collateral typically may be longer than we have historically experienced because there are fewer potential purchasers of the collateral. The decline in the number of potential purchasers has contributed to the decline in the value of these loans. Accordingly, charge-offs on construction and land loans may be larger than those incurred by other segments of our loan portfolio.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2013, we had $7.8 million or 2.1% of our total loans in commercial business loans. Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The Federal Deposit Insurance Corporation, the Federal Reserve and the Office of the Comptroller of the Currency, have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. At December 31, 2013, total commercial real estate loans on the Bank's call report represented 241% of risk based capital plus the excess allowance for loan losses. Regulatory scrutiny of commercial real estate is generally at a ratio of 300% or more. However, the Bank continually considers paying back its $22 million CDCI preferred stock. If the Bank paid back the CDCI funds as of December 31, 2013, the total commercial real estate to total risk based capital plus excess allowance would be approximately 322%. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance which could result in additional costs to us.

Declines in property values have increased loan-to-value ratios on a significant portion of our one- to four-family loans and home equity lines of credit, which exposes us to greater risk of loss.

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

Our securities portfolio may be negatively impacted by fluctuations in market value and interest rates.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Our securities portfolio is evaluated for other-than-temporary impairment. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders' equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

Changes in interest rates may reduce our net interest income, and may result in higher defaults in a rising rate environment.

Our earnings and cash flows are largely dependent upon our net interest income.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve.  Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities and (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.  In addition, a substantial amount of our loans have adjustable interest rates.  As a result, these loans may experience a higher rate of default in a rising interest rate environment.  Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan's contractual interest rate may not adjust.  Approximately $138.0 million or 37.0% of our loan portfolio was comprised of adjustable or floating-rate loans at December 31, 2013, and approximately $87.2 million, or 63.2%, of those loans contained interest rate floors, below which the loans' contractual interest rate may not adjust.   At December 31, 2013, the weighted average floor interest rate of these loans was 4.75%.  At that date, approximately $72.6 million, or 83.3%, of these loans were at their floor interest rate.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates.  Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Further, a prolonged period of exceptionally low market interest rates, such as we are currently experiencing and the Federal Reserve has indicated it intends to maintain, limits our ability to lower our interest expense, while the average yield on our interest-earning assets may continue to decrease as our loans reprice or are originated at these low market rates. Accordingly, our net interest income may continue to decrease, which may have an adverse affect on our profitability. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and, as needed, advances from the FHLB of Atlanta ("FHLB"), borrowings from the Federal Reserve Bank of Atlanta ("FRB") and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the South Carolina or Georgia markets where our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry and the continued deterioration in credit markets. Deposit flows, calls of investment securities and wholesale borrowings, and the prepayment of loans and mortgage-related securities are also strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and competition for deposits and loans in the markets we serve. Furthermore, changes to the FHLB's underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity. In addition, the need to replace funds in the event of large-scale withdrawals of brokered deposits could require us to pay significantly higher interest rates on retail deposits or other wholesale funding sources, which would have an adverse impact on our net interest income and net income. A decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or to fulfill such obligations as repaying our borrowings or meeting deposit withdrawal demands.

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Although we consider our sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, our financial condition, results of operations, growth and future prospects could be materially adversely affected. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. Additionally, collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which on the one hand tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality's fiscal policies and cash flow needs. At December 31, 2013, $21.8 million of our deposits were public funds..

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

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations, increase our costs of operations and decrease our efficiency.

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit our stockholders. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading "Item 1. Business - Regulation." These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices, and/or increase the ability of non-banks to offer competing financial services and products, among other things

Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws and regulations of the CFPB by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws. The Company does not currently have assets in excess of $10 billion, but it may at some point in the future.
In January 2013, the CFPB issued several final regulations and changes to certain consumer protections under existing laws. These final rules, most of the provisions of which (including the qualified mortgage rule) become effective January 10, 2014, generally prohibit creditors from extending mortgage loans without regard for the consumer’s ability to repay and add restrictions and requirements to mortgage origination and servicing practices. In addition, these rules limit prepayment penalties and require the creditor to retain evidence of compliance with the ability-to-repay requirement for three years. Compliance with these rules will likely increase our overall regulatory compliance costs and may require changes to our underwriting practices with respect to mortgage loans. Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject us to increased potential liabilities related to such residential loan origination activities.
The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for savings and loan holding companies and bank holding companies that are no less stringent than those applicable to banks, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in the Bank, and will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital.
The Dodd-Frank Act also broadens the base for FDIC deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250,000 per depositor, retroactive to January 1, 2008. The legislation also increases the required minimum reserve ratio for the DIF, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.
The full impact of the Dodd-Frank Act on our business will not be known until all of the regulations implementing the statute are adopted and implemented. As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and divert management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition.

Any other additional changes in our regulation and oversight, whether in the form of new laws, rules or regulations, could likewise make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

On July 9, 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Under the new capital standards, in order to be well-capitalized, Security Federal Bank would be required to have a common equity to tier 1 capital ratio of 6.5% and a tier 1 risk based capital ratio of 8%, . We have conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2013 and have determined that the Bank and the Company will meet all of these new requirements, including the full 2.5% capital conservation buffer, by the time these new requirements go into effect.
The application of these more stringent capital requirements could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. Specifically, beginning in 2016, the Bank’s ability to pay dividends will be limited if does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders. See “Regulation—Federal Banking Regulation—Capital Requirements – New Capital Rule.”

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

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

Legal and regulatory proceedings and related matters could adversely affect us or the financial services industry in general.

We, and other participants in the financial services industry upon whom we rely to operate, have been and may in the future become involved in legal and regulatory proceedings. Most of the proceedings we consider to be in the normal course of our business or typical for the industry, however it is inherently difficult to assess the outcome of these matters and there can be no assurance that anyone in particular, including us, will prevail in any proceeding or litigation. There could be substantial cost and management diversion in such litigation and proceedings, and any adverse determination could have a materially adversely affect on our business, brand or image, or our financial condition and results of our operations.

An increase in interest rates, change in the programs offered by governmental sponsored entities ("GSE") or our ability to qualify for such programs may reduce our mortgage revenues, which would negatively impact our non-interest income.

Our mortgage banking operations provide a portion of our non-interest income.  We generate mortgage revenues primarily from gains on the sale of single-family mortgage loans pursuant to programs currently offered by Freddie Mac and non-GSE investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Any future changes in these programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect our results of operations. Mortgage banking is generally considered a volatile source of income because it depends largely on the level of loan volume which, in turn, depends largely on prevailing market interest rates. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage banking revenues and a corresponding decrease in non-interest income. In addition, our results of operations are affected by the amount of non-interest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations. In addition, although we sell loans into the secondary market without recourse, we are required to give customary representations and warranties about the loans to the buyers. If we breach those representations and warranties, the buyers may require us to repurchase the loans and we may incur a loss on the repurchase.

We are subject to certain risks in connection with our use of technology.
Our security measures may not be sufficient to mitigate the risk of a cyber attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.
Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures, which could result in significant legal liability and significant damage to our reputation and our business.
Our security measures may not protect us from systems failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any failures or interruptions may require us to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

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

Item 2.    Properties

At December 31, 2013, Security Federal owned the buildings and land for nine of its branch offices and the operations center, leased the land and owned the improvements thereon for one of its offices, and leased the remaining five offices, including its main office.  The property related to the offices owned by Security Federal had a depreciated cost (including land) of approximately $10.6 million at December 31, 2013.  At December 31, 2013, the aggregate net book value of leasehold improvements (excluding furniture and equipment) associated with leased premises was $2.1 million.  In addition to the properties related to current Company offices, Security Federal owned five other properties at December 31, 2013.  Three lots owned for future branch sites include one in Aiken County, South Carolina and two in Richland County, South Carolina, which had a combined book value of $2.2 million at December 31, 2013.   Another lot in Aiken County, to be used for a possible new Operations Center, had a book value of $236,000. The other property consisting of land and a building, located adjacent to the 1705 Whiskey Road office, is currently leased and had a book value of approximately $265,000 at December 31, 2013.  The Company also rents 234 Richland Avenue, which is adjacent to the Company's main office, and then subleases it to another business. See Note 5 of the Notes to Consolidated Financial Statements contained in the Annual Report.

The following table sets forth the net book value of the offices owned (including land) and leasehold improvements on properties leased by Security Federal at December 31, 2013.

Location	Owned or Leased	Lease Expiration Date	Date Facility Opened/ Acquired	Gross Square Footage	Net Book Value
Main Office:

238 Richland Avenue, W. Aiken, South Carolina	Leased	2016	2006	3,840	$773,000

Full Service Branch Offices:

100 Laurens Street, N.W. Aiken, South Carolina	Leased	2016	1959	3,840	773,000

1705 Whiskey Road S. Aiken, South Carolina	Owned	N/A	1980	10,000	923,000

313 East Martintown Road North Augusta, South Carolina	Owned	N/A	1973	4,356	740,000

1665 Richland Avenue, W. Aiken, South Carolina	Owned	N/A	1984	1,942	155,000

Montgomery & Canal Streets Masonic Shopping Center Graniteville, South Carolina	Leased	2007	1993 (1)	3,576	57,000

2812 Augusta Road Langley, South Carolina	Owned	N/A	1993 (1)	2,509	37,000

4568 Jefferson Davis Highway Clearwater, South Carolina	Owned	N/A	2008	2,287	1,409,000

118 Main Street North Wagener, South Carolina	Owned	N/A	1993 (1)	3,600	115,000

1185 Sunset Boulevard West Columbia, South Carolina	Leased	2015	2000	10,000	114,000

2587 Whiskey Road Aiken, South Carolina	Owned	N/A	2006	4,000	1,297,000

5446 Sunset Boulevard Lexington, South Carolina	Owned (2)	N/A	2003	9,200	970,000

1900 Assembly Street Columbia, South Carolina	Leased (3)	N/A	2007	6,000	391,000

7004 Evans Town Center Evans, Georgia	Owned	N/A	2007	18,000	3,909,000

Operations Center:

871 East Pine Log Road Aiken, South Carolina	Owned	N/A	1988	10	1,025,000

____________

(1)	Represents acquisition date.

(2)	Security Federal has a lease on the land for this office which expires in 2018, but has options through 2063.

(3)	Security Federal has a lease on the land for this office which expires in 2027, but has options through 2047.

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

Stock Repurchases.  The Company had no stock repurchases of its outstanding common stock during the year ended December 31, 2013.

The Company is subject to restrictions on its ability to repurchase its common stock pursuant to the terms of the securities purchase agreement between the Company and the U.S. Treasury.  Accordingly, no shares were repurchased during the year ended December 31, 2013.

Equity Compensation Plan Information.  The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph.  The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return on the NASDAQ Composite Index and a peer group of the SNL All Thrift Index.  Total return assumes the reinvestment of all dividends and that the value of Common Stock and each index was $100 on December 31, 2008.

	Period Ending
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Security Federal Corporation	$100.00	65.10	80.49	55.52	58.30	86.82
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank Index	100.00	93.26	97.45	81.97	99.70	127.95

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm*
Consolidated Balance Sheets at December 31, 2013 and December 31, 2012*
Consolidated Statements of Income For the Year Ended December 31, 2013, the Nine Months Ended December 31, 2012
and for the Year Ended March 31, 2012*
Consolidated Statements of Comprehensive Income (Loss) For the Year Ended December 31, 2013, the
Nine Months Ended December 31, 2012 and for the Year Ended March 31, 2012*
Consolidated Statements of Changes in Shareholders' Equity For the Year Ended December 31, 2013, the Nine Months
Ended December 31, 2012 and for the Year Ended March 31, 2012*
Consolidated Statements of Cash Flows For the Year Ended December 31, 2013, the Nine Months Ended December 31,
2012 and for the Year Ended March 31, 2012*
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

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, utilizing the framework established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2013 is effective.

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

(c)      Changes in Internal Controls: There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Audit Committee Financial Expert.  The Audit Committee of the Company is composed of Directors Moore (Chairperson), Alexander, Clyburn and Simmons. Each member of the Audit Committee is "independent" as defined in the Nasdaq Stock Market listing standards.  The Board of Directors has determined there is no "audit committee financial expert" as defined by the SEC.  The Board believes that the current members of the Audit Committee are qualified to serve based on their collective experience and background.  Each member of the Audit Committee is independent as that term is used in Rule 10A-3 of the Exchange Act.

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

The following table sets forth certain information with respect to securities to be issued under the Company's equity compensation plans as of December 31, 2013.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1999 Stock Option Plan	31,500	$23.20	—
2002 Stock Option Plan	22,000	21.30	—
2006 Stock Option Plan	8,000	22.96	—
2008 Equity Incentive Plan	—	—	50,000
Equity compensation plans not approved by security holders	—	—	—
Total	61,500	$22.49	50,000

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
101.0
The following materials from Security Federal Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4)Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements (17)

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

SECURITY FEDERAL CORPORATION

Date: March 20, 2014	By:	/s/ J. Chris Verenes
J. Chris Verenes
President, Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ J. Chris Verenes	March 20, 2014
J. Chris Verenes
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/Roy G. Lindburg	March 20, 2014
Roy G. Lindburg
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

By:	/s/Timothy W. Simmons	March 20, 2014
Timothy W. Simmons
Chairman of the Board and Director

By:	/s/Frank M. Thomas, Jr.	March 20, 2014
Frank M. Thomas, Jr.
President of Security Federal Bank and Director of
the Company and Security Federal Bank

By:	/s/Gasper L. Toole III	March 20, 2014
Gasper L. Toole III
Director

By:	/s/Robert E. Alexander	March 20, 2014
Robert E. Alexander
Director

By:	/s/Thomas L. Moore	March 20, 2014
Thomas L. Moore
Director

By:		March 20, 2014
William Clyburn
Director

By:	/s/Harry O. Weeks, Jr.	March 20, 2014
Harry O. Weeks, Jr.
Director

By:		March 20, 2014
W. Barry Adams
Director and Executive Vice President of Security Federal Bank

By:	/s/Richard T. Harmon	March 20, 2014
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

101
The following materials from Security Federal Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements