Form 10-Q
period 2014-03-31
SECURITY FEDERAL CORP
filed 2014-05-14
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 – Q
(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
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

Large accelerated filed [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	May 12, 2014	2,944,001

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
ASSETS:	Unaudited	Audited
Cash And Cash Equivalents	$8,145,145	$7,629,771
Certificates Of Deposit With Other Banks	2,095,000	2,100,395
Investment And Mortgage-Backed Securities:
Available For Sale: (Amortized Cost Of $432,951,620 And $430,241,854 At March 31, 2014 And December 31, 2013, Respectively)	436,445,047	431,003,452
Loans Receivable, Net:
Held For Sale	2,909,734	1,234,158
Held For Investment: (Net Of Allowance Of $9,845,755 and $10,241,970 At March 31, 2014 And December 31, 2013, Respectively)	352,071,562	357,682,507
Total Loans Receivable, Net	354,981,296	358,916,665
Accrued Interest Receivable:
Loans	981,297	1,031,747
Mortgage-Backed Securities	733,103	732,100
Investment Securities	1,271,151	1,393,156
Total Accrued Interest Receivable	2,985,551	3,157,003
Premises And Equipment, Net	17,084,972	17,243,390
Federal Home Loan Bank ("FHLB") Stock, At Cost	4,152,000	5,016,600
Repossessed Assets Acquired In Settlement Of Loans	4,520,886	3,947,226
Bank Owned Life Insurance	11,195,717	11,474,305
Intangible Assets, Net	—	11,970
Goodwill	1,199,754	1,199,754
Other Assets	5,974,483	7,547,528
Total Assets	$848,779,851	$849,248,059
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposit Accounts	$667,083,545	$658,696,772
Advances From FHLB	75,285,723	87,740,058
Other Borrowings	9,266,388	8,002,739
Junior Subordinated Debentures	5,155,000	5,155,000
Advance Payments By Borrowers For Taxes And Insurance	346,063	255,364
Senior Convertible Debentures	6,084,000	6,084,000
Other Liabilities	4,913,966	5,324,046
Total Liabilities	768,134,685	771,257,979
Shareholders' Equity:
Serial Preferred Stock, $.01 Par Value; Authorized 200,000 Shares; Issued And Outstanding, 22,000 Shares At March 31, 2014 And December 31, 2013, Respectively	22,000,000	22,000,000
Common Stock, $.01 Par Value; Authorized 5,000,000 Shares; Issued 3,144,934 Shares At March 31, 2014 And At December 31, 2013, Respectively	31,449	31,449
Additional Paid-In Capital	11,981,306	11,978,137
Treasury Stock, At Cost (200,933 Shares At March 31, 2014 And December 31, 2013, Respectively)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive Income	2,167,323	472,406
Retained Earnings	48,795,800	47,838,800
Total Shareholders' Equity	80,645,166	77,990,080
Total Liabilities And Shareholders' Equity	$848,779,851	$849,248,059
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2014	2013
Interest Income:
Loans	$4,863,488	$5,584,886
Mortgage-Backed Securities	1,389,118	1,361,176
Investment Securities	937,301	755,871
Other	3,568	2,336
Total Interest Income	7,193,475	7,704,269
Interest Expense:
NOW And Money Market Accounts	180,759	232,088
Statement Savings Accounts	6,127	11,064
Certificate Accounts	508,795	739,875
FHLB Advances And Other Borrowed Money	707,715	983,105
Senior Convertible Debentures	121,680	121,680
Junior Subordinated Debentures	25,015	25,810
Total Interest Expense	1,550,091	2,113,622
Net Interest Income	5,643,384	5,590,647
Provision For Loan Losses	100,000	1,145,381
Net Interest Income After Provision For Loan Losses	5,543,384	4,445,266
Non-Interest Income:
Gain On Sale Of Investment Securities	84,356	384,051
Gain On Sale Of Loans	128,242	184,788
Service Fees On Deposit Accounts	276,485	263,831
Commissions From Insurance Agency	91,634	140,313
Trust Income	105,000	135,000
Bank Owned Life Insurance Income	205,827	105,000
Check Card Fee Income	210,695	195,193
Community Development Financial Institution ("CDFI") Financial Award Income	281,960	416,071
Other	152,200	120,735
Total Non-Interest Income	1,536,399	1,944,982
Non-Interest Expense:
Compensation And Employee Benefits	2,847,002	2,821,375
Occupancy	500,916	475,314
Advertising	100,396	107,643
Depreciation And Maintenance Of Equipment	417,506	439,172
Federal Deposit Insurance Corporation ("FDIC") Insurance Premiums	185,457	167,722
Amortization Of Intangibles	11,970	12,501
Net Cost Of Operation Of Other Real Estate Owned	269,096	396,369
Prepayment Penalties on FHLB Advances	—	153,253
Other	994,336	939,535
Total General And Administrative Expenses	5,326,679	5,512,884
Income Before Income Taxes	1,753,104	877,364
Provision For Income Taxes	450,584	205,995
Net Income	1,302,520	671,369
Preferred Stock Dividends	110,000	110,000
Net Income Available To Common Shareholders	$1,192,520	$561,369
Net Income Per Common Share (Basic)	$0.41	$0.19
Net Income Per Common Share (Diluted)	$0.39	$0.19
Cash Dividend Per Share On Common Stock	$0.08	$0.08
Weighted Average Shares Outstanding (Basic)	2,944,001	2,944,001
Weighted Average Shares Outstanding (Diluted)	3,248,201	2,944,001
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2014	2013
Net Income	$1,302,520	$671,369
Other Comprehensive Income (Loss)
Unrealized Gains (Losses) On Securities:
Unrealized Holding Gains (Losses) On Securities Available For Sale, Net Of Taxes Of $1,068,967 And $558,694 At March 31, 2014 And 2013, Respectively	1,747,218	(911,573)
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes Of $32,055 And $145,939 At March 31, 2014 And 2013, Respectively	(52,301)	(238,112)
Other Comprehensive Income (Loss)	1,694,917	(1,149,685)
Comprehensive Income (Loss)	$2,997,437	$(478,316)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
For the Three Months Ended March 31, 2014 and 2013

	Preferred Stock	Warrants	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2012	$22,000,000	$400,000	$31,449	$11,630,717	$(4,330,712)	$7,431,310	$45,429,720	$82,592,484
Net Income	—	—	—	—	—	—	671,369	671,369
Other Comprehensive Loss, Net Of Tax	—	—	—	—	—	(1,149,685)	—	(1,149,685)
Stock Option Compensation Expense	—	—	—	(12,089)	—	—	—	(12,089)
Cash Dividends On Preferred	—	—	—	—	—	—	(110,000)	(110,000)
Cash Dividends On Common	—	—	—	—	—	—	(235,520)	(235,520)
Balance at March 31, 2013	$22,000,000	$400,000	$31,449	$11,618,628	$(4,330,712)	$6,281,625	$45,755,569	$81,756,559

	Preferred Stock	Warrants	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2013	$22,000,000	$—	$31,449	$11,978,137	$(4,330,712)	$472,406	$47,838,800	$77,990,080
Net Income	—	—	—	—	—	—	1,302,520	1,302,520
Other Comprehensive Income, Net Of Tax	—	—	—	—	—	1,694,917	—	1,694,917
Stock Option Compensation Expense	—	—	—	3,169	—	—	—	3,169
Cash Dividends On Preferred	—	—	—	—	—	—	(110,000)	(110,000)
Cash Dividends On Common	—	—	—	—	—	—	(235,520)	(235,520)
Balance at March 31, 2014	$22,000,000	$—	$31,449	$11,981,306	$(4,330,712)	$2,167,323	$48,795,800	$80,645,166

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,302,520	$671,369
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	298,464	342,063
Amortization Of Intangible Assets	11,970	12,501
Stock Option Compensation Expense	3,169	(12,089)
Discount Accretion And Premium Amortization	1,564,137	1,889,488
Provisions For Losses On Loans	100,000	1,145,381
Income From Bank Owned Life Insurance	(205,827)	(105,000)
Gain On Sales Of Loans	(128,242)	(184,788)
Gain On Sales Of Mortgage-Backed Securities	(254,538)	(384,051)
Loss On Sales Of Investment Securities	170,182	—
(Gain) Loss On Sale Of Real Estate Owned	(41,845)	501
Write Down On Real Estate Owned	205,000	264,378
Amortization Of Deferred Fees On Loans	6,583	(3,369)
Proceeds From Sale Of Loans Held For Sale	3,808,798	9,596,054
Origination Of Loans Held For Sale	(5,356,132)	(6,902,708)
(Increase) Decrease In Accrued Interest Receivable:
Loans	50,450	71,882
Mortgage-Backed Securities	(1,003)	84,055
Investment Securities	122,005	(41,215)
Increase In Advance Payments By Borrowers	90,699	173,441
Other, Net	131,449	127,215
Net Cash Provided By Operating Activities	1,877,839	6,745,108

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase Of Mortgage-Backed Securities Available For Sale	(25,481,066)	(23,258,838)
Principal Repayments On Mortgage-Backed Securities Available For Sale	7,413,707	15,733,179
Principal Repayments On Mortgage-Backed Securities Held To Maturity	—	367,737
Purchase Of Investment Securities Available For Sale	(5,971,321)	(21,368,984)
Maturities Of Investment Securities Available For Sale	5,914,950	4,322,231
Purchase of Investment Securities Held To Maturity	—	(1,000,000)
Maturities Of Investment Securities Held To Maturity	—	2,288,499
Proceeds From Sale of Investment Securities Available For Sale	5,132,069	—
Proceeds From Sale of Mortgage-Backed Securities Available For Sale	8,802,113	20,946,735
Purchase Of FHLB Stock	(2,021,200)	(445,500)
Redemption Of FHLB Stock	2,885,800	1,400,906
Proceeds From Bank Owned Life Insurance	484,415	—
Decrease In Loans Receivable	4,611,602	8,759,426
Proceeds From Sale Of Repossessed Assets	155,945	2,276,298
Purchase And Improvement Of Premises And Equipment	(140,046)	(106,829)
Net Cash Provided By Investing Activities	1,786,968	9,914,860

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

	Three months Ended March 31,
	2014	2013
	Continued
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) In Deposit Accounts	$8,386,773	$(1,812,188)
Proceeds From FHLB Advances	46,630,000	13,900,000
Repayment Of FHLB Advances	(59,084,335)	(26,004,249)
Increase in Other Borrowings, Net	1,263,649	88,925
Dividends To Preferred Stock Shareholders	(110,000)	(110,000)
Dividends To Common Stock Shareholders	(235,520)	(235,520)
Net Cash Used By Financing Activities	(3,149,433)	(14,173,032)
Net Increase In Cash And Cash Equivalents	515,374	2,486,936
Cash And Cash Equivalents At Beginning Of Period	7,629,771	7,903,950
Cash And Cash Equivalents At End Of Period	$8,145,145	$10,390,886
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Period For:
Interest	$1,497,977	$2,096,095
Income Taxes	$24,100	$10,419
Supplemental Schedule Of Non Cash Transactions:
Transfers From Loans Receivable To Other Real Estate Owned	$892,760	$2,278,659

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in Security Federal Corporation’s (the “Company”) 2013 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 10-K”) when reviewing interim financial statements.  The Company changed its fiscal year from March 31 to December 31 effective January 17, 2013. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Security Federal Bank (the “Bank”) and the Bank’s wholly owned subsidiaries, Security Federal Insurance, Inc. (“SFINS”) and Security Financial Services Corporation (“SFSC”). SFINS was formed during fiscal 2002 and began operating during the December 2001 quarter and is an insurance agency offering auto, business, health, and home insurance.  SFINS has a wholly owned subsidiary, Collier Jennings Financial Corporation which has as subsidiaries Security Federal Insurance Technologies, Inc. and Security Federal Premium Pay Plans Inc. (the “Collier Jennings Companies”). Security Federal Premium Pay Plans Inc. has one wholly owned premium finance subsidiary and also has an ownership interest in four other premium finance subsidiaries. SFSC was formed in 1975 and is currently inactive.

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

3. Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the audited consolidated financial statements at December 31, 2013 included in our 2013 Annual Report to Shareholders.  Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, and, as such, have a greater possibility of producing results that could be materially different than originally reported.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

The following table provides a reconciliation of net income to net income available to common shareholders for the periods presented:

	For the Three Months Ended March 31,
	2014	2013
Earnings Available To Common Shareholders:
Net Income	$1,302,520	$671,369
Preferred Stock Dividends	110,000	110,000
Net Income Available To Common Shareholders	$1,192,520	$561,369

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

4. Earnings Per Common Share, Continued

The following table shows the effect of dilutive options and warrants on the Company's earnings per share for the period indicated:

	For the Three Months Ended March 31, 2014
	Income	Shares	Per Share Amounts
Basic EPS	$1,192,520	2,944,001	$0.41
Effect of Dilutive Securities:
Senior Convertible Debentures	75,422	304,200	(0.02)
Diluted EPS	$1,267,942	3,248,201	$0.39

There were no dilutive securities or options for the three months ended March 31, 2013, therefore no reconciliation is provided for this period.

5. Stock-Based Compensation

Certain officers and directors of the Company participate in an incentive and non-qualified stock option plan. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. The following is a summary of the activity under the Company’s stock option plans for the periods presented:

	Three Months Ended March 31,
	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance, Beginning of Period	61,500	$22.49	68,400	$22.63
Options Granted	—	—	—	—
Options Exercised	—	—	—	—
Options Forfeited	(11,000)	22.44	—	—
Balance, End Of Period	50,500	$22.49	68,400	$22.63

Options Exercisable	34,100		46,600

Options Available For Grant	50,000		50,000

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

5. Stock-Based Compensation, Continued

At March 31, 2014, the Company had the following options outstanding:

Grant Date	Outstanding Options	Option Price	Expiration Date

06/07/04	2,000	$24.00	06/07/14

01/01/05	18,000	$20.55	12/31/14

01/01/06	3,500	$23.91	01/01/16

08/24/06	3,500	$23.03	08/24/16

05/24/07	2,000	$24.34	05/24/17

07/09/07	1,000	$24.61	07/09/17

10/01/07	2,000	$24.28	10/01/17

01/01/08	14,000	$23.49	01/01/18

05/19/08	2,500	$22.91	05/19/18

07/01/08	2,000	$22.91	07/01/18

None of the options outstanding at March 31, 2014 or 2013 had an exercise price below the average market price during the three month periods ended March 31, 2014 or 2013. Therefore these options were not deemed to be dilutive to earnings per share in those periods.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
FHLB Securities	$13,403,194	$23,825	$656,960	$12,770,059
Federal Farm Credit Bank ("FFCB") Securities	5,750,000	—	275,010	5,474,990
Fannie Mae ("FNMA") And Freddie Mac ("FHLMC") Bonds	1,994,888	—	4,718	1,990,170
Small Business Administration (“SBA”) Bonds	95,294,537	1,795,194	270,243	96,819,488
Tax Exempt Municipal Bonds	61,653,704	935,280	1,502,605	61,086,379
Mortgage-Backed Securities	254,597,359	5,939,411	2,491,309	258,045,461
Equity Securities	257,938	562	—	258,500
	$432,951,620	$8,694,272	$5,200,845	$436,445,047

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
FHLB Securities	$13,538,723	$25,695	$893,968	$12,670,450
FFCB Securities	5,750,000	—	383,820	5,366,180
FNMA And FHLMC Bonds	1,993,473	—	18,543	1,974,930
SBA Bonds	99,228,708	1,914,720	319,443	100,823,985
Tax Exempt Municipal Bonds	63,590,959	410,151	2,685,988	61,315,122
Mortgage-Backed Securities	245,882,053	5,843,365	3,128,883	248,596,535
Equity Securities	257,938	—	1,688	256,250
	$430,241,854	$8,193,931	$7,432,333	$431,003,452
FHLB securities, FFCB securities and FNMA and FHLMC mortgage-backed securities are issued by government-sponsored enterprises (“GSEs”).  GSEs are not backed by the full faith and credit of the United States government.  SBA bonds are backed by the full faith and credit of the United States government. Included in the tables above and below in mortgage-backed securities are GNMA mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At March 31, 2014 the Bank held an amortized cost and fair value of $174.2 million and $177.7 million, respectively, in GNMA mortgage-backed securities included in mortgage-backed securities listed above compared to an amortized cost and fair value of $170.4 million and $173.5 million, respectively, at December 31, 2013. All mortgage-backed securities above are either GSEs or GNMA mortgage-backed securities. The Company has not invested in any private label mortgage-backed securities.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Available For Sale, Continued

The amortized cost and fair value of investment and mortgage-backed securities available for sale at March 31, 2014 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties.

Investment Securities	Amortized Cost	Fair Value
Less Than One Year	$—	$—
One – Five Years	10,555,457	10,775,763
Over Five – Ten Years	74,843,233	75,378,283
More Than Ten Years	92,955,571	92,245,540
Mortgage-Backed Securities	254,597,359	258,045,461
	$432,951,620	$436,445,047

At March 31, 2014 the amortized cost and fair value of investment and mortgage-backed securities available for sale pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $120.0 million and $122.6 million, respectively, compared to an amortized cost and fair value of $118.3 million and $121.1 million, respectively at December 31, 2013.

The Bank received $13.9 million and $20.9 million, respectively, in gross proceeds from sales of available for sale securities during the three months ended March 31, 2014 and 2013. As a result, the Bank recognized gross gains of $309,000 and $384,000, respectively, and gross losses of $224,000 and $0, respectively for the three months ended March 31, 2014 and 2013.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that the individual available for sale securities have been in a continuous unrealized loss position at the dates indicated.

	March 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$9,457,540	$470,120	$1,813,160	$186,840	$11,270,700	$656,960
FFCB Securities	4,522,390	227,610	952,600	47,400	5,474,990	275,010
FNMA And FHLMC Bonds	1,990,170	4,718	—	—	1,990,170	4,718
SBA Bonds	11,881,591	247,459	3,310,277	22,784	15,191,868	270,243
Tax Exempt Municipal Bond	28,504,159	1,130,510	6,303,922	372,095	34,808,081	1,502,605
Mortgage-Backed Securities	83,561,832	2,014,684	11,230,026	476,625	94,791,858	2,491,309
	$139,917,682	$4,095,101	$23,609,985	$1,105,744	$163,527,667	$5,200,845

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Available For Sale, Continued

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$10,288,110	$651,608	$1,757,640	$242,360	$12,045,750	$893,968
FFCB Securities	4,435,070	314,930	931,110	68,890	5,366,180	383,820
FNMA Bonds	1,974,930	18,543	—	—	1,974,930	18,543
SBA Bonds	12,183,961	288,678	3,541,453	30,765	15,725,414	319,443
Tax Exempt Municipal Bond	39,848,206	2,556,014	2,008,272	129,974	41,856,478	2,685,988
Mortgage-Backed Securities	88,516,030	2,756,216	6,436,369	372,667	94,952,399	3,128,883
Equity Securities	—	—	101,250	1,688	101,250	1,688
	$157,246,307	$6,585,989	$14,776,094	$846,344	$172,022,401	$7,432,333

Securities classified as available for sale are recorded at fair market value.  At March 31, 2014 and December 31, 2013, 21.3% and 11.4% of the unrealized losses, representing seventeen and eleven individual securities, respectively, consisted of securities in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net

Loans receivable, net, consisted of the following as of the dates shown:

	March 31, 2014	December 31, 2013
Residential Real Estate Loans	$79,352,237	$83,004,482
Consumer Loans	51,681,511	52,205,901
Commercial Business	8,982,884	7,775,098
Commercial Real Estate	223,946,101	228,399,555
Total Loans Held For Investment	363,962,733	371,385,036
Loans Held For Sale	2,909,734	1,234,158
Total Loans Receivable, Gross	366,872,467	372,619,194
Less:
Allowance For Loan Losses	9,845,755	10,241,970
Loans In Process	2,030,733	3,465,072
Deferred Loan Fees (Costs)	14,683	(4,513)
	11,891,171	13,702,529
Total Loans Receivable, Net	$354,981,296	$358,916,665

Changes in the allowance for loan losses for the three months ended March 31, 2014 and 2013 are summarized as follows:

	Three Months Ended March 31,
	2014	2013
Balance At Beginning Of Period	$10,241,970	$11,318,371
Provision For Loan Losses	100,000	1,145,381
Charge Offs	(777,575)	(1,385,460)
Recoveries	281,360	26,934
Total Allowance For Loan Losses	$9,845,755	$11,105,226

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

	Credit Quality Measures
March 31, 2014	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$71,352,992	$1,370,589	$400,455	$6,228,201	$79,352,237
Consumer	49,889,585	1,083,313	141,451	567,162	51,681,511
Commercial Business	7,847,583	410,369	59,526	665,406	8,982,884
Commercial Real Estate	132,015,857	38,442,618	34,424,437	19,063,189	223,946,101
Total	$261,106,017	$41,306,889	$35,025,869	$26,523,958	$363,962,733

	Credit Quality Measures
December 31, 2013	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$74,505,587	$890,902	$403,138	$7,204,855	$83,004,482
Consumer	50,370,640	843,799	143,649	847,813	52,205,901
Commercial Business	6,807,620	368,019	524,928	74,531	7,775,098
Commercial Real Estate	135,793,150	43,252,464	25,581,235	23,772,706	228,399,555
Total	$267,476,997	$45,355,184	$26,652,950	$31,899,905	$371,385,036

The following table presents an age analysis of past due balances by category at March 31, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$1,417,622	$148,800	$4,505,186	$6,071,608	$73,280,629	$79,352,237
Consumer	1,152,159	30,135	464,889	1,647,183	50,034,328	51,681,511
Commercial Business	362,929	16,235	758,886	1,138,050	7,844,834	8,982,884
Commercial Real Estate	7,322,047	1,939,721	5,085,637	14,347,405	209,598,696	223,946,101
Total	$10,254,757	$2,134,891	$10,814,598	$23,204,246	$340,758,487	$363,962,733

The following table presents an age analysis of past due balances by category at December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$1,363,132	$4,607,613	$5,970,745	$77,033,737	$83,004,482
Consumer	1,494,429	234,878	399,062	2,128,369	50,077,532	52,205,901
Commercial Business	115,186	—	33,055	148,241	7,626,857	7,775,098
Commercial Real Estate	5,103,522	2,046,666	4,972,667	12,122,855	216,276,700	228,399,555
Total	$6,713,137	$3,644,676	$10,012,397	$20,370,210	$351,014,826	$371,385,036

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

At March 31, 2014 and December 31, 2013, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The following table shows non-accrual loans by category at March 31, 2014 compared to December 31, 2013:

	At March 31, 2014		At December 31, 2013		$	%
	Amount	Percent (1)	Amount	Percent (1)	Increase (Decrease)	Increase (Decrease)
Non-accrual Loans:
Residential Real Estate	$4,505,186	1.24%	$4,607,613	1.25%	$(102,427)	(2.2)%
Commercial Business	758,886	0.21	33,055	0.01	725,831	2,195.8
Commercial Real Estate	5,085,637	1.41	4,972,667	1.35	112,970	2.3
Consumer	464,889	0.13	399,062	0.11	65,827	16.5
Total Non- accrual Loans	$10,814,598	2.99%	$10,012,397	2.72%	$802,201	8.0%

(1) PERCENT OF TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.
The following tables show the activity in the allowance for loan losses by category for the periods indicated:

	For the Three Months Ended March 31, 2014
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,706,643	$847,777	$426,658	$7,260,892	$10,241,970
Provision	43,506	127,341	(74,961)	4,114	100,000
Charge-Offs	(82,472)	(194,449)	—	(500,654)	(777,575)
Recoveries	479	23,199	17,684	239,998	281,360
Ending Balance	$1,668,156	$803,868	$369,381	$7,004,350	$9,845,755

	For the Three Months Ended March 31, 2013
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,521,559	$1,001,271	$618,919	$8,176,622	$11,318,371
Provision	99,571	(81,813)	(77,066)	1,204,689	1,145,381
Charge-Offs	(29,246)	(19,576)	(4,436)	(1,332,202)	(1,385,460)
Recoveries	—	8,511	5,486	12,937	26,934
Ending Balance	$1,591,884	$908,393	$542,903	$8,062,046	$11,105,226

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

The following tables present information related to impaired loans evaluated individually for impairment and collectively evaluated for impairment in the allowance for loan losses:

	Allowance For Loan Losses
March 31, 2014	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$156,067	$1,512,089	$1,668,156
Consumer	2,600	801,268	803,868
Commercial Business	17,900	351,481	369,381
Commercial Real Estate	711,700	6,292,650	7,004,350
Total	$888,267	$8,957,488	$9,845,755

	Allowance For Loan Losses
December 31, 2013	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$158,791	$1,547,852	$1,706,643
Consumer	103,109	744,668	847,777
Commercial Business	—	426,658	426,658
Commercial Real Estate	840,658	6,420,234	7,260,892
Total	$1,102,558	$9,139,412	$10,241,970

The following tables present information related to impaired loans evaluated individually for impairment and collectively evaluated for impairment in loans receivable for the periods indicated:

	Loans Receivable
March 31, 2014	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$5,422,317	$73,929,920	$79,352,237
Consumer	326,563	51,354,948	51,681,511
Commercial Business	498,039	8,484,845	8,982,884
Commercial Real Estate	23,581,275	200,364,826	223,946,101
Total	$29,828,194	$334,134,539	$363,962,733

	Loans Receivable
December 31, 2013	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$4,838,236	$78,166,246	$83,004,482
Consumer	275,491	51,930,410	52,205,901
Commercial Business	19,775	7,755,323	7,775,098
Commercial Real Estate	26,221,312	202,178,243	228,399,555
Total	$31,354,814	$340,030,222	$371,385,036

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired management measures impairment and records the loan at fair value. Fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sale, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and if it is over 24 months old will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. The average balance of impaired loans was $30.2 million for three months ended March 31, 2014 compared to $38.5 million for the three months ended March 31, 2013.

The following tables are a summary of information related to impaired loans as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013.

		At		For The Three Months Ended March 31,
	March 31, 2014			2014		2013
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Invesment	Interest Income Recognized	Average Recorded Invesment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$4,438,004	$5,220,333	$—	$4,494,249	$12,942	$4,289,656	$10,686
Consumer Loans	258,423	258,423	—	259,796	88	318,396	1,445
Commercial Business	465,401	465,401	—	465,402	—	34,316	—
Commercial Real Estate	18,850,811	23,633,930	—	19,096,530	157,070	30,937,044	336,089
With An Allowance Recorded:
Residential Real Estate	984,313	984,313	156,067	989,513	—	—	—
Consumer Loans	68,140	68,140	2,600	68,474	1,247	—	—
Commercial Business	32,638	32,638	17,900	32,638	—	—	—
Commercial Real Estate	4,730,464	4,817,264	711,700	4,751,376	47,794	2,970,219	20,743
Total
Residential Real Estate	5,422,317	6,204,646	156,067	5,483,762	12,942	4,289,656	10,686
Consumer Loans	326,563	326,563	2,600	328,270	1,335	318,396	1,445
Commercial Business	498,039	498,039	17,900	498,040	—	34,316	—
Commercial Real Estate	23,581,275	28,451,194	711,700	23,847,906	204,864	33,907,263	356,832
Total	$29,828,194	$35,480,442	$888,267	$30,157,978	$219,141	$38,549,631	$368,963

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

	December 31, 2013
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Related Allowance Recorded:
Residential Real Estate	$3,936,316	$4,588,645	$—
Consumer Loans	106,197	106,198	—
Commercial Business	19,775	19,775	—
Commercial Real Estate	21,810,347	26,775,853	—
With An Allowance Recorded:
Residential Real Estate	901,920	901,920	158,791
Consumer Loans	169,294	169,294	103,109
Commercial Business	—	—	—
Commercial Real Estate	4,410,965	4,954,058	840,658
Total
Residential Real Estate	4,838,236	5,490,565	158,791
Consumer Loans	275,491	275,492	103,109
Commercial Business	19,775	19,775	—
Commercial Real Estate	26,221,312	31,729,911	840,658
Total	$31,354,814	$37,515,743	$1,102,558

In the course of resolving delinquent loans, the Bank may choose to restructure the contractual terms of certain loans. A troubled debt restructuring ("TDR") is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to a borrower that it would not otherwise consider (Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 310-40).  The concessions granted on TDRs generally include terms to reduce the interest rate, extend the term of the debt obligation, or modify the payment structure on the debt obligation. The Bank grants such concessions to reassess the borrower’s financial status and develop a plan for repayment.  TDRs included in impaired loans at March 31, 2014 and December 31, 2013 were $11.7 million and $12.4 million, respectively.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

The following table is a summary of loans restructured as TDRs during the periods indicated:

	For the three months Ended March 31, 2014			For the three months Ended March 31, 2013
Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential Real Estate	—	$—	$—	—	$—	$—
Consumer Loans	—	—	—	—	—	—
Commercial Business	—	—	—	—	—	—
Commercial Real Estate	—	—	—	3	1,321,024	1,321,024
Total	—	$—	$—	3	$1,321,024	$1,321,024

During the three months ended March 31, 2014, two loans totaling $293,000 that had been previously restructured within the last twelve months defaulted. The Bank considers any loan 30 days or more past due to be in default.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

10. Regulatory Matters

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the capital adequacy guidelines, regulatory capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations. The Bank is required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material adverse effect on the Company.  As of March 31, 2014 and December 31, 2013, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  The Company and the Bank’s regulatory capital amounts and ratios are as follows as of the dates indicated:

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2014
SECURITY FEDERAL CORP.
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$71,818	18.4%	$15,628	4.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	85,337	21.8%	31,255	8.0%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	71,818	8.5%	33,822	4.0%	N/A	N/A

SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$82,352	21.1%	$15,617	4.0%	$23,426	6.0%
Total Risk-Based Capital (To Risk Weighted Assets)	87,294	22.4%	31,234	8.0%	39,043	10.0%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	82,352	9.8%	33,612	4.0%	42,015	5.0%

December 31, 2013
SECURITY FEDERAL CORP.
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$70,598	17.8%	$15,894	4.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	84,529	21.3%	31,788	8.0%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	70,598	8.3%	34,079	4.0%	N/A	N/A

SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$81,624	20.6%	$15,883	4.0%	$23,825	6.0%
Total Risk-Based Capital (To Risk Weighted Assets)	86,652	21.8%	31,767	8.0%	39,709	10.0%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	81,624	9.6%	34,069	4.0%	42,586	5.0%

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. At March 31, 2014, the Company’s investment portfolio was comprised of government and agency bonds, mortgage-backed securities issued by government agencies or GSEs, municipal securities, and two equity investments. The portfolio did not contain any private label mortgage-backed securities. Fair value measurement is based upon prices obtained from third party pricing services who use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As such, these securities are classified as Level 2.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2014, most of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records impaired loans as nonrecurring Level 3.As of March 31, 2014 and December 31, 2013, the recorded investment in impaired loans was $29.8 million and $31.4 million, respectively.

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
Assets measured at fair value on a recurring basis are as follows as of March 31, 2014:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FHLB Securities	$—	$12,770,059	$—
FFCB Securities	—	5,474,990	—
FNMA And FHLMC Bonds	—	1,990,170	—
SBA Bonds	—	96,819,488	—
Tax Exempt Municipal Bonds	—	61,086,379	—
Mortgage-Backed Securities	—	258,045,461	—
Equity Securities	—	258,500	—
Total	$—	$436,445,047	$—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

11. Carrying Amounts and Fair Value of Financial Instruments, Continued

Assets measured at fair value on a recurring basis are as follows as of December 31, 2013:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FHLB Securities	$—	$12,670,450	$—
FFCB Securities	—	5,366,180	—
FNMA Bonds	—	1,974,930	—
SBA Bonds	—	100,823,985	—
Tax Exempt Municipal Bonds	—	61,315,122	—
Mortgage-Backed Securities	—	248,596,535	—
Equity Securities	—	256,250	—
Total	$—	$431,003,452	$—

There were no liabilities measured at fair value on a recurring basis as of March 31, 2014 or December 31, 2013.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents assets measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall. There were no liabilities measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013.

Assets:	Level 1	Level 2	Level 3	Balance At March 31, 2014
Mortgage Loans Held For Sale	$—	$2,909,734	$—	$2,909,734
Collateral Dependent Impaired Loans (1)	—	—	28,939,927	28,939,927
Foreclosed Assets	—	—	4,520,886	4,520,886
Total	$—	$2,909,734	$33,460,813	$36,370,547

(1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $888,267

Assets:	Level 1	Level 2	Level 3	Balance At December 31, 2013
Mortgage Loans Held For Sale	$—	$1,234,158	$—	$1,234,158
Collateral Dependent Impaired Loans (1)	—	—	30,252,256	30,252,256
Foreclosed Assets	—	—	3,947,226	3,947,226
Total	$—	$1,234,158	$34,199,482	$35,433,640

(1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $1,103,000

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

11. Carrying Amounts and Fair Value of Financial Instruments, Continued

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value		Significant
	March 31	Valuation	Unobservable
	2014	Technique	Inputs	Range
Collateral Dependent Impaired Loans	$28,939,927	Appraised Value	Discount Rates/ Discounts to Appraised Values	0% - 87%
Foreclosed Assets	4,520,886	Appraised Value/Comparable Sales	Discount Rates/ Discounts to Appraised Values	9% - 98%

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

11. Carrying Amounts and Fair Value of Financial Instruments, Continued

The following tables are a summary of the carrying value and estimated fair value of the Company’s financial instruments as of March 31, 2014 and December 31, 2013 presented in accordance with the applicable accounting guidance.

	March 31, 2014
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash And Cash Equivalents	$8,145	$8,145	$8,145	$—	$—
Certificates Of Deposits With Other Banks	2,095	2,095	—	2,095	—
Investment And Mortgage-Backed Securities	436,445	436,445	—	436,445	—
Loans Receivable, Net	354,981	352,721	—	—	352,721
FHLB Stock	4,152	4,152	4,152	—	—

Financial Liabilities:
Deposits:
Checking, Savings, And Money Market Accounts	$402,902	$402,902	$402,902	$—	$—
Certificate Accounts	264,182	264,906	—	264,906	—
Advances From FHLB	75,286	79,606	—	79,606	—
Other Borrowed Money	9,266	9,266	9,266	—	—
Senior Convertible Debentures	6,084	6,084	—	6,084	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

	December 31, 2013
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash And Cash Equivalents	$7,630	$7,630	$7,630	$—	$—
Certificates Of Deposits With Other Banks	2,100	2,100	—	2,100	—
Investment And Mortgage-Backed Securities	431,003	431,003	—	431,003	—
Loans Receivable, Net	358,917	356,623	—	—	356,623
FHLB Stock	5,017	5,017	5,017	—	—

Financial Liabilities:
Deposits:
Checking, Savings, And Money Market Accounts	$401,813	$401,813	$401,813	$—	$—
Certificate Accounts	256,884	257,883	—	257,883	—
Advances From FHLB	87,740	92,608	—	92,608	—
Other Borrowed Money	8,003	8,003	8,003	—	—
Senior Convertible Debentures	6,084	6,084	—	6,084	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

At March 31, 2014, the Bank had $45.0 million of off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

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

12. Accounting and Reporting Changes

The following is a summary of recent authoritative pronouncements that could affect accounting, reporting, and disclosure of financial information by the Company:

In April 2013, the FASB issued guidance addressing application of the liquidation basis of accounting. The guidance is intended to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statement prepared using the liquidation basis of accounting. The amendments went into effect for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The amendments did not have a material effect of the Company's financial statements.

In July 2013, the FASB issued guidance to eliminate the diversity in practice regarding presentation of unrecognized tax benefits in the statement of financial position. Under the clarified guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, will be presented in the financial statements as a reduction to a deferred tax asset unless certain criteria are met. The requirements should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The amendments became effective for the Company for reporting periods beginning after December 15, 2013 and did not have a material effect on the Company’s financial statements.

In January 2014, the FASB amended the Investments-Equity Method and Joint Ventures topic of the Codification to address accounting for investments in qualified affordable housing projects. If certain conditions are met, the amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects by amortizing the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizing the net investment performance in the income statement as a component of income tax expense (benefit). If those conditions are not met, the investment should be accounted for as an equity method investment or a cost method investment in accordance with existing accounting guidance. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014 and should be applied retrospectively for all periods presented. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2014, the FASB amended the Receivables-Troubled Debt Restructurings by Creditors subtopic of the Codification to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure. The amendments clarify the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments also outline interim and annual disclosure requirements. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 2014. Companies are allowed to use either a modified retrospective transition method or a prospective transition method when adopting this update. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•
the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves;

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

•
legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital, including changes as a result of Basel III, or other rules, and any changes in rules applicable to institutions participating in the U.S. Department of Treasury Community Development Capital Initiative or other rules;

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

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	the impact of new legislation, including the Jumpstart Out Business Startups Act and Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations;

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

•	our ability to pay dividends on our common and preferred stock;

•	adverse changes in the securities markets;

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

•	inability of key third-party providers to perform their obligations to us;

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

Some of these and other factors are discussed in the Company's 2013 Form 10-K under Item 1A, “Risk Factors.” Such developments could have an adverse impact on our financial position and our results of operations.

Any of the forward-looking statements that we make in this quarterly report and in other public statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2014 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect the Company’s financial condition, liquidity and operating and stock price performance.

Financial Condition At March 31, 2014 and December 31, 2013

General – Total assets decreased $468,000 or 0.1% to $848.8 million at March 31, 2014 from $849.2 million at December 31, 2013. The primary reason for the decrease in total assets was a decrease in net loans receivable and other assets offset partially by an increase in investment and mortgage- backed securities available for sale.

Assets – The increases and decreases in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	March 31, 2014	December 31, 2013	Amount	Percent
Cash And Cash Equivalents	$8,145,145	$7,629,771	$515,374	6.8%
Investment And Mortgage- Backed Securities – Available For Sale	436,445,047	431,003,452	5,441,595	1.3
Loans Receivable, Net	354,981,296	358,916,665	(3,935,369)	(1.1)
Repossessed Assets Acquired In Settlement Of Loans	4,520,886	3,947,226	573,660	14.5
FHLB Stock	4,152,000	5,016,600	(864,600)	(17.2)
Intangible Assets, Net	—	11,970	(11,970)	(100.0)
Other Assets	5,974,483	7,547,528	(1,573,045)	(20.8)

Cash and cash equivalents increased $515,000 or 6.8% to $8.1 million at March 31, 2014 from $7.6 million at December 31, 2013. Investment and mortgage-backed securities available for sale increased $5.4 million or 1.3% to $436.4 million at March 31, 2014 from $431.0 million at December 31, 2013.

Loans receivable, net, decreased $3.9 million or 1.1% to $355.0 million at March 31, 2014 from $358.9 million at December 31, 2013. This decrease was a result of increased loan paydowns combined with lower loan demand from creditworthy borrowers. Residential real estate loans decreased $3.7 million or 4.4% to $79.4 million at March 31, 2014 from $83.0 million at December 31, 2013. Consumer loans decreased $524,000 or 1.0% to $51.7 million at March 31, 2014 compared to $52.2 million at December 31, 2013. Commercial real estate loans decreased $4.5 million or 1.9% to $223.9 million at March 31, 2014 from $228.4 million at December 31, 2013.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Commercial business loans increased $1.2 million or 15.5% to $9.0 million at March 31, 2014 from $7.8 million at December 31, 2013. Loans held for sale increased $1.7 million or 135.8% to $2.9 million at March 31, 2014 from $1.2 million at December 31, 2013.

Repossessed assets acquired in settlement of loans increased $574,000 or 14.5% to $4.5 million at March 31, 2014 from $3.9 million at December 31, 2013. At March 31, 2014, the balance of repossessed assets consisted of the following real estate properties: 13 single-family residences and 18 lots within residential subdivisions located throughout our market areas in South Carolina and Georgia; six parcels of land in South Carolina; one commercial building in South Carolina; eight lots within a subdivision and adjacent 22.96 acres of land in Aiken, South Carolina; and 34.8 acres of land in Bluffton, South Carolina which was originally acquired as a participation loan from another financial institution.

FHLB stock decreased $865,000 or 17.2% to $4.2 million at March 31, 2014 compared to $5.0 million at December 31, 2013 as a result of stock redemption. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which is 0.15% of total assets plus a transaction component which equals 4.5% of outstanding advances (borrowings) from the FHLB of Atlanta. As total assets and total advances have decreased, so has the Bank’s required investment in FHLB stock.

Other assets decreased $1.6 million or 20.8% to $6.0 million at March 31, 2014 compared to $7.5 million at December 31, 2013 as a result of deferred taxes related to increased unrealized gains in the investment portfolio.

Liabilities
Deposit Accounts – The balances, weighted average rates and increases and decreases in deposit accounts were as follows:

					Balance
	March 31, 2014		December 31, 2013		Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Amount	Percent
Demand Accounts:
Checking	$142,173,828	0.03%	$136,695,876	0.04%	$5,477,952	4.01%
Money Market	234,618,613	0.28	240,631,708	0.28	(6,013,095)	(2.50)
Statement Savings Accounts	26,109,193	0.10	24,485,648	0.10	1,623,545	6.63
Total	402,901,634	0.18	401,813,232	0.19	1,088,402	0.27

Certificate Accounts
0.00 – 1.99%	237,820,872		226,750,180		11,070,692	4.88
2.00 – 2.99%	25,188,876		28,848,252		(3,659,376)	(12.68)
3.00 – 3.99%	1,172,163		1,285,108		(112,945)	(8.79)
4.00 – 4.99%	—		—		—	—
5.00 – 5.99%	—		—		—	—
Total	264,181,911	0.78	256,883,540	0.83	7,298,371	2.84
Total Deposits	$667,083,545	0.42%	$658,696,772	0.44%	$8,386,773	1.27%

Included in the certificate accounts above were $29.5 million and $25.6 million in brokered deposits at March 31, 2014 and December 31, 2013, respectively, with a weighted average interest rate of 1.05% and 1.23%, respectively.

Advances From FHLB – FHLB advances are summarized by contractual year of maturity and weighted average interest rate in the table below:

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

					Balance
	March 31, 2014		December 31, 2013		Decrease
Fiscal Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2014	$22,385,783	1.72%	$34,840,058	1.64%	$(12,454,275)	(35.75)%
2015	15,000,000	4.01	15,000,000	4.01	—	—
2016	20,000,000	4.61	20,000,000	4.61	—	—
2017	12,900,000	4.38	12,900,000	4.38	—	—
2018	5,000,000	3.39	5,000,000	3.39	—	—
Thereafter	—	—	—	—	—	—
Total Advances	$75,285,783	3.60%	$87,740,058	3.23%	$(12,454,275)	(14.19)%

Advances are secured by a blanket collateral agreement with the FHLB pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $104.0 million and $97.3 million at March 31, 2014 and $111.6 million and $102.7 million at December 31, 2013, respectively. Advances are subject to prepayment penalties.

The following table shows at March 31, 2014 FHLB advances that are callable as of the dates indicated. These advances are also included in the above table. All callable advances are callable at the option of the FHLB. If an advance is called, the Bank has the option to payoff the advance without penalty, reborrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

As of March 31, 2014
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

Other Borrowings – The Bank had $9.2 million and $8.0 million in other borrowings (non-FHLB advances) at March 31, 2014 and December 31, 2013, respectively. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At both March 31, 2014 and December 31, 2013, the interest rate paid on the repurchase agreements was 0.15%. The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $12.9 million and $13.4 million, respectively, at March 31, 2014 and $14.8 million and $15.4 million, respectively, at December 31, 2013.

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

The Capital Securities accrue and pay distributions annually at a rate per annum equal to 1.93% at March 31, 2014. Prior to September 2011, one-half of the Capital Securities issued in the transaction had a fixed rate of 6.88% and the remaining half had a floating rate of three-month LIBOR plus 170 basis points. After September 2011, the rate is a floating rate of three month LIBOR plus 170 basis points as the fixed rate portion was converted to the floating rate. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears.

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

The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part.

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

Equity – Shareholders’ equity increased $2.7 million or 3.4% to $80.6 million at March 31, 2014 from $78.0 million at December 31, 2013. Accumulated other comprehensive income, net of tax, comprised primarily of unrealized gains on securities available for sale, net of tax, increased $1.7 million or 358.8% to $2.2 million at March 31, 2014. The Company’s net income available for common shareholders was $1.2 million for the three months ended March 31, 2014, after payment of $110,000 in preferred stock dividends. The Board of Directors of the Company declared common stock dividends totaling $235,000 during the three months ended March 31, 2014. Book value per common share was $19.92 at March 31, 2014 and $19.02 at December 31, 2013.

Results of Operations for the Three Month Periods Ended March 31, 2014 and 2013

Net Income Available to Common Shareholders - Net income available to common shareholders increased $631,000 or 112.4% to $1.2 million or $0.41 per diluted common share for the three months ended March 31, 2014 compared to $561,000 or $0.19 per diluted common share for the three months ended March 31, 2013. The increase in net income was primarily the result of a $1.0 million decrease in the provision for loan losses offset slightly by a decrease of $409,000 in non-interest income.

Net Interest Income - The net interest margin on a tax equivalent basis increased 11 basis points to 2.90% for the three months ended March 31, 2014 from 2.79% for the comparable period in 2013 as the decline in the average cost of interest-bearing liabilities outpaced the decline in the average yield earned on interest-earning assets. Net interest income increased $53,000 or 0.9% to $5.6 million during the three months ended March 31, 2014, compared to the same period in 2013. During the three months ended March 31, 2014, average interest earning assets decreased $21.6 million or 2.6% to $794.7 million while average interest-bearing liabilities decreased $34.5 million or 4.6% to $710.5 million.

Interest Income - Total tax equivalent interest income decreased $484,000 or 6.2% to $7.3 million during the three months ended March 31, 2014 from $7.8 million for the same period in 2013. This decrease was primarily the result of the decrease in interest-earning assets, particularly loans. Total interest income on loans decreased $721,000 or 12.9% to $4.9 million during the three months ended March 31, 2014 from $5.6 million during the comparable period in 2013 as a result of the average loan portfolio balance decreasing $35.9 million or 9.1% to $357.4 million combined with the yield on the loan portfolio decreasing 24 basis point to 5.44%. Interest income from mortgage-backed securities increased $28,000 or 2.1% to $1.4 million as a result of a two basis point increase in the portfolio yield combined with a $3.2 million increase in the average balance. Tax equivalent interest income from investment securities increased $208,000 or 24.3% to $1.1 million as a result of an increase of 27 basis points in the yield combined with an increase of $16.4 million in the average balance of the investment securities portfolio.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended March 31, 2014 and 2013:

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended March 31,
	2014		2013
	Average Balance	Yield(1)	Average Balance	Yield(1)	Increase (Decrease) In Interest And Dividend Income From 2013
Loans Receivable, Net	$357,392,216	5.44%	$393,269,063	5.68%	$(721,398)
Mortgage-Backed Securities	249,268,862	2.23	246,038,565	2.21	27,942
Investment Securities(2)	184,949,653	2.30	168,598,396	2.03	207,849
Overnight Time And Certificates of Deposit	3,104,619	0.46	8,407,959	0.11	1,232
Total Interest-Earning Assets	$794,715,350	3.68%	$816,313,983	3.82%	$(484,375)
(1) Annualized
(2) Tax equivalent basis is calculated using an effective tax rate of 34% and amounted to $127,532 and $101,113 for the quarters ended March 31, 2014 and 2013, respectively.

Interest Expense - Total interest expense decreased $564,000 or 26.7% to $1.6 million during the three months ended March 31, 2014 compared to $2.1 million for the same period last year. The decrease in total interest expense was attributable to decreases in interest rates paid and a $34.5 million decrease in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $287,000 or 29.2% to $696,000 during the three months ended March 31, 2014 compared to $983,000 for the same period last year. The decrease was attributable to a 18 basis point decrease in the cost of deposit accounts combined with a $10.2 million decrease in average interest-bearing deposits to $611.2 million for the three month period ended March 31, 2014 when compared to $621.3 million for the three month period ended March 31, 2013. The decrease was concentrated in the certificate accounts, which decreased $21.7 million or 7.7% to $260.9 million during the three months ended March 31, 2014 compared to $282.7 million for the same period in 2013. The Bank has been competing less aggressively for time deposits in its local area and focusing instead on core deposits, or non time deposits.

Interest expense on FHLB advances and other borrowings decreased $275,000 or 28.0% to $708,000 during the three months ended March 31, 2014 from $983,000 for the same period in 2013. The average balance of FHLB advances and other borrowed money decreased $24.4 million or 21.7% to $88.1 million during the three months ended March 31, 2014 from $112.5 million for the same period last year. The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014		2013
	Average Balance	Yield(1)	Average Balance	Yield(1)	Decrease In Interest Expense From 2013
Now And Money Market Accounts	$325,345,853	0.22%	$315,696,505	0.29%	$(51,329)
Statement Savings Accounts	24,889,448	0.10	22,967,552	0.19	(4,937)
Certificates Accounts	260,927,661	0.78	282,670,827	1.05	(231,080)
FHLB Advances And Other Borrowed Money	88,136,130	3.21	112,490,450	3.50	(275,390)
Junior Subordinated Debentures	5,155,000	1.94	5,155,000	2.00	(795)
Senior Convertible Debentures	6,084,000	8.00	6,084,000	8.00	—
Total Interest-Bearing Liabilities	$710,538,092	0.87%	$745,064,334	1.13%	$(563,531)
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

Annualized net charge-offs were $2.0 million or 0.55% of gross loans during the three months ended March 31, 2014 compared to $5.4 million or 1.39% of gross loans for the same three month period in 2013. The provision for loan losses was $100,000 for the quarter ended March 31, 2014 compared to $1.1 million for the same quarter in the prior year. The following table details selected activity associated with the allowance for loan losses for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Beginning Balance	$10,241,970	$11,318,371
Provision	100,000	1,145,381
Charge-offs	(777,575)	(1,385,460)
Recoveries	281,360	26,934
Ending Balance	$9,845,755	$11,105,226

Allowance For Loan Losses As A Percentage Of Gross Loans Receivable, Held For Investment At The End Of The Period	2.7%	2.8%
Allowance For Loan Losses As A Percentage Of Impaired Loans At The End Of The Period	33.0%	29.2%
Impaired Loans	$29,828,194	$37,993,710
Gross Loans Receivable, Held For Investment And Held For Sale	$366,872,467	$396,312,975
Total Loans Receivable, Net	$354,981,296	$383,017,165

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

Non-Interest Income - Non-interest income decreased $409,000 or 21.0% to $1.5 million for the three months ended March 31, 2014, compared to $1.9 million for the three months ended March 31, 2013. The following table provides a detailed analysis of the changes in the components of non-interest income:

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	Amounts	Percent
Gain On Sale Of Investments	$84,356	$384,051	$(299,695)	(78.0)%
Gain On Sale Of Loans	128,242	184,788	(56,546)	(30.6)
Service Fees On Deposit Accounts	276,485	263,831	12,654	4.8
Commissions From Insurance Agency	91,634	140,313	(48,679)	(34.7)
Income From Cash Value Of Life Insurance	205,827	105,000	100,827	96.0
Trust Income	105,000	135,000	(30,000)	(22.2)
Check Card Fee Income	210,695	195,193	15,502	7.9
CDFI Financial Award Income	281,960	416,071	(134,111)	(32.2)
Other	152,200	120,735	31,465	26.1
Total Non-Interest Income	$1,536,399	$1,944,982	$(408,583)	(21.0)%

Gain on sale of investments was $84,000 during the quarter ended March 31, 2014, a decrease of $300,000 or 78.0% compared to $384,000 for the same period last year. The net gain resulted from the sale of nine investments during the quarter ended March 31, 2014 compared to five investments during the same period in 2013. Market interest rates increased sharply in June 2013 as a result of a discussions by the Federal Reserve of reducing its monthly purchases of bonds and mortgage-backed securities sooner than expected. Long term interest rates were especially affected by this. As a result, the market values in our investment and mortgage-backed securities portfolio were negatively impacted.

Gain on sale of loans decreased $57,000 or 30.6% to $128,000 during the three months ended March 31, 2014 compared to $185,000 for the same period last year, directly related to a decrease in refinancing activity.

Income from cash value of life insurance increased $101,000 or 96.0% to $206,000 during the quarter ended March 31, 2014 from $105,000 for the same period in 2013. The Company recognized $131,000 in life insurance proceeds in 2014.

CDFI financial award income decreased $134,000 or 32.2% during the three months ended March 31, 2014, compared to the same period in 2013.

General And Administrative Expenses –For the quarter ended March 31, 2014, non-interest expense decreased $186,000 or 3.4% to $5.3 million compared to $5.5 million for the same period in 2013. The decrease in non-interest expense was primarily a result of a decrease in the prepayment penalties on FHLB advances and net cost of operation of other real estate owned. The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	Amounts	Percent
Compensation And Employee Benefits	$2,847,002	$2,821,375	$25,627	0.9%
Occupancy	500,916	475,314	25,602	5.4
Advertising	100,396	107,643	(7,247)	(6.7)
Depreciation And Maintenance Of Equipment	417,506	439,172	(21,666)	(4.9)
FDIC Insurance Premiums	185,457	167,722	17,735	10.6
Amortization of Intangibles	11,970	12,501	(531)	(4.2)
Net Cost Of Operation Of Other Real Estate Owned	269,096	396,369	(127,273)	(32.1)
Prepayment Penalties on FHLB Advances	—	153,253	(153,253)	(100.0)
Other	994,336	939,535	54,801	5.8
Total General And Administrative Expenses	$5,326,679	$5,512,884	$(186,205)	(3.4)%

Compensation and employee benefits expenses increased $26,000, or 0.9% to $2.8 million for the three months ended March 31, 2014 compared to the same period last year. Occupancy also increased $26,000 or 5.4% to $501,000 for the three months ended March 31, 2014 compared to $475,000 for the three months ended March 31, 2013. Depreciation and maintenance of equipment decreased $21,000 or 4.9% during the same period.

Net cost of operation of other real estate owned decreased $127,000 or 32.1% to $269,000 during the quarter ended March 31, 2014 from $396,000 during the quarter ended March 31, 2013. This amount includes all expenses associated with other real estate owned including write-down in value and gain or loss on sales incurred during the period. Other real estate owned was $4.5 million at March 31, 2014 compared to $6.5 million at March 31, 2013.

The Company incurred a prepayment penalty of $153,000 for paying down FHLB advances during the three months ended March 31, 2013. The Company elected to prepay these higher rate advances to lower cost of funds. The Company did not prepay any advances during the three months ended March 31, 2014.

Other expenses increased $55,000, or 5.8% to $994,000 for the three month period ended March 31, 2014 compared to $940,000 for the same period in the prior year. Other expenses include legal, professional, and consulting expenses, stationary and office supplies and other miscellaneous expenses.

Provision For Income Taxes – The provision for income taxes increased $245,000 or 118.7% to $451,000 for the three months ended March 31, 2014 from $206,000 for the same period one year ago. Income before income taxes was $1.8 million and $877,000 for the three months ended March 31, 2014 and 2013, respectively. The Company’s combined federal and state effective income tax rate for the current quarter was 25.7% compared to 23.5% for the same quarter one year ago.

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

During the three months ended March 31, 2014 loan repayments exceeded loan disbursements resulting in a $3.9 million or 1.1% decrease in total net loans receivable. During the three months ended March 31, 2014, deposits increased $8.4 million and FHLB advances decreased $12.5 million. The Bank had $179.4 million in additional borrowing capacity at the FHLB at the end of the period. At March 31, 2014, the Bank had $159.9 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed on maturity.

At March 31, 2014, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action with total risk based, Tier 1 risk based and Tier 1 leverage ratios of 22.4%, 21.1% and 9.8%, respectively. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2014.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused Lines Of Credit	$1,092	$1,393	$11,469	$13,954	$29,232	$43,186
Standby Letters Of Credit	—	800	1,033	1,833	11	1,844
Total	$1,092	$2,193	$12,502	$15,787	$29,243	$45,030

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

For the three months ended March 31, 2014, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 2.81%.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at March 31, 2014 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

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

Item 1A    Risk Factors
There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter     ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets;     (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Changes in Shareholders’Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements (16)

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
SECURITY FEDERAL CORPORATION

Date:	May 14, 2014	By:	/s/J. Chris Verenes
J. Chris Verenes
President & Chief Executive Officer
Duly Authorized Representative

Date:	May 14, 2014	By:	/s/Roy G. Lindburg
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

101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements