Form 10-Q
period 2014-06-30
SECURITY FEDERAL CORP
filed 2014-08-13
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 – Q
(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
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

Large accelerated filed [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	August 13, 2014	2,944,001

PART I.	FINANCIAL INFORMATION (UNAUDITED)	PAGE NO.
Item 1.	Financial Statements:	3
	Consolidated Balance Sheets at June 30, 2014 (Unaudited) and December 31, 2013	3
	Consolidated Statements of Income (Unaudited) for the Three and Six Months Ended June 30, 2014 and 2013	4
	Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Six Months Ended June 30, 2014 and 2013	5
	Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) for the Six Months Ended June 30, 2014 and 2013	6
	Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2014 and 2013	7
	Notes to Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46
Item 4.	Controls and Procedures	47

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	49
Item 6.	Exhibits	47
	Signatures	50

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
ASSETS:
Cash And Cash Equivalents	$12,531,186	$7,629,771
Certificates Of Deposit With Other Banks	2,095,000	2,100,395
Investment And Mortgage-Backed Securities:
Available For Sale (Amortized Cost Of $428,932,644 And $430,241,854 At June 30, 2014 And December 31, 2013, Respectively)	436,810,833	431,003,452
Loans Receivable, Net:
Held For Sale	1,384,240	1,234,158
Held For Investment (Net Of Allowance Of $9,112,157 and $10,241,970 At June 30, 2014 And December 31, 2013, Respectively)	345,221,173	357,682,507
Total Loans Receivable, Net	346,605,413	358,916,665
Accrued Interest Receivable:
Loans	949,305	1,031,747
Mortgage-Backed Securities	725,498	732,100
Investment Securities	1,504,633	1,393,156
Total Accrued Interest Receivable	3,179,436	3,157,003
Premises And Equipment, Net	18,485,846	17,243,390
Federal Home Loan Bank ("FHLB") Stock, At Cost	4,573,120	5,016,600
Repossessed Assets Acquired In Settlement Of Loans	4,131,265	3,947,226
Bank Owned Life Insurance	11,000,045	11,474,305
Intangible Assets, Net	—	11,970
Goodwill	1,199,754	1,199,754
Other Assets	3,709,901	7,547,528
Total Assets	$844,321,799	$849,248,059
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposit Accounts	$658,423,773	$658,696,772
Advances From FHLB	75,152,312	87,740,058
Other Borrowings	9,358,367	8,002,739
Junior Subordinated Debentures	5,155,000	5,155,000
Advance Payments By Borrowers For Taxes And Insurance	496,259	255,364
Senior Convertible Debentures	6,084,000	6,084,000
Other Liabilities	5,150,311	5,324,046
Total Liabilities	759,820,022	771,257,979
Shareholders' Equity:
Serial Preferred Stock, $.01 Par Value; Authorized 200,000 Shares; Issued And Outstanding, 22,000 Shares At June 30, 2014 And December 31, 2013, Respectively	22,000,000	22,000,000
Common Stock, $.01 Par Value; Authorized 5,000,000 Shares; Issued 3,144,934 Shares At June 30, 2014 And At December 31, 2013, Respectively	31,449	31,449
Additional Paid-In Capital	11,984,475	11,978,137
Treasury Stock, At Cost (200,933 Shares At June 30, 2014 And December 31, 2013, Respectively)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive Income	4,889,470	472,406
Retained Earnings	49,927,095	47,838,800
Total Shareholders' Equity	84,501,777	77,990,080
Total Liabilities And Shareholders' Equity	$844,321,799	$849,248,059
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest Income:
Loans	$4,920,562	$5,524,185	$9,784,050	$11,109,071
Mortgage-Backed Securities	1,640,016	1,221,271	3,029,134	2,582,447
Investment Securities	1,073,905	932,545	2,011,206	1,688,416
Other	2,457	1,707	6,025	4,043
Total Interest Income	7,636,940	7,679,708	14,830,415	15,383,977
Interest Expense:
NOW And Money Market Accounts	128,974	211,968	309,733	444,056
Statement Savings Accounts	6,589	9,724	12,716	20,788
Certificate Accounts	500,307	674,138	1,009,102	1,414,013
FHLB Advances And Other Borrowed Money	724,577	915,786	1,432,292	1,898,891
Senior Convertible Debentures	121,680	121,680	243,360	243,360
Junior Subordinated Debentures	25,187	25,787	50,202	51,597
Total Interest Expense	1,507,314	1,959,083	3,057,405	4,072,705
Net Interest Income	6,129,626	5,720,625	11,773,010	11,311,272
Provision For Loan Losses	100,000	900,000	200,000	2,045,381
Net Interest Income After Provision For Loan Losses	6,029,626	4,820,625	11,573,010	9,265,891
Non-Interest Income:
Gain (Loss) On Sale Of Investment Securities	(39,485)	369,729	44,871	753,780
Gain On Sale Of Loans	218,288	210,840	346,530	395,628
Service Fees On Deposit Accounts	284,071	278,263	560,556	542,094
Commissions From Insurance Agency	109,229	104,649	200,863	244,962
Trust Income	141,000	135,000	246,000	270,000
Bank Owned Life Insurance Income	198,537	78,000	404,364	183,000
Check Card Fee Income	233,861	222,929	444,556	418,122
Community Development Financial Institution ("CDFI") Financial Award Income	17,750	220,071	299,710	636,071
Other	168,687	123,422	320,887	244,228
Total Non-Interest Income	1,331,938	1,742,903	2,868,337	3,687,885
Non-Interest Expense:
Compensation And Employee Benefits	2,836,547	2,768,450	5,683,549	5,589,825
Occupancy	474,836	487,664	975,752	962,978
Advertising	142,863	70,088	243,259	177,731
Depreciation And Maintenance Of Equipment	393,270	369,760	810,776	808,932
Federal Deposit Insurance Corporation ("FDIC") Insurance Premiums	178,785	196,476	364,242	364,198
Amortization Of Intangibles	—	12,501	11,970	25,002
Net Cost Of Operation Of Other Real Estate Owned	254,474	341,392	523,570	737,761
Prepayment Penalties on FHLB Advances	—	85,089	—	238,342
Other	1,035,848	1,060,192	2,030,184	1,999,727
Total General And Administrative Expenses	5,316,623	5,391,612	10,643,302	10,904,496
Income Before Income Taxes	2,044,941	1,171,916	3,798,045	2,049,280
Provision For Income Taxes	568,125	293,354	1,018,709	499,349
Net Income	1,476,816	878,562	2,779,336	1,549,931
Preferred Stock Dividends	110,000	110,000	220,000	220,000
Net Income Available To Common Shareholders	$1,366,816	$768,562	$2,559,336	$1,329,931
Net Income Per Common Share (Basic)	$0.46	$0.26	$0.87	$0.45
Net Income Per Common Share (Diluted)	$0.44	$0.26	$0.83	$0.45
Cash Dividend Per Share On Common Stock	$0.08	$0.08	$0.16	$0.16
Weighted Average Shares Outstanding (Basic)	2,944,001	2,944,001	2,944,001	2,944,001
Weighted Average Shares Outstanding (Diluted)	3,248,201	2,944,001	3,248,201	2,944,001
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,
	2014	2013
Net Income	$1,476,816	$878,562
Other Comprehensive Income (Loss)
Unrealized Gains (Losses) On Securities:
Unrealized Holding Gains (Losses) On Securities Available For Sale, Net Of Taxes Of $1,668,413 And $2,805,077 At June 30, 2014 And 2013, Respectively	2,697,666	(4,578,780)
Reclassification Adjustment For (Gains) Losses Included In Net Income, Net Of Taxes Of $(15,004) And $140,497 At June 30, 2014 And 2013, Respectively	24,481	(229,232)
Held To Maturity Transfer To Available For Sale, Net Of Taxes of $0 and $530,733 at June 30, 2014 and 2013, Respectively	—	865,933
Other Comprehensive Income (Loss)	2,722,147	(3,942,079)
Comprehensive Income (Loss)	$4,198,963	$(3,063,517)

	Six Months Ended June 30,
	2014	2013
Net Income	$2,779,336	$1,549,931
Other Comprehensive Income (Loss)
Unrealized Gains (Losses) On Securities:
Unrealized Holding Gains (Losses) On Securities Available For Sale, Net Of Taxes Of $2,707,233 And $3,363,779 At June 30, 2014 And 2013, Respectively	4,444,884	(5,490,354)
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes Of $17,051 And $286,437 At June 30, 2014 And 2013, Respectively	(27,820)	(467,343)
Held To Maturity Transfer To Available For Sale, Net Of Taxes of $0 and $530,733 at June 30, 2014 and 2013, Respectively	—	865,933
Other Comprehensive Income (Loss)	4,417,064	(5,091,764)
Comprehensive Income (Loss)	$7,196,400	$(3,541,833)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
For the Six Months Ended June 30, 2014 and 2013

	Preferred Stock	Warrants	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2012	$22,000,000	$400,000	$31,449	$11,630,717	$(4,330,712)	$7,431,310	$45,429,720	$82,592,484
Net Income	—	—	—	—	—	—	1,549,931	1,549,931
Other Comprehensive Loss, Net Of Tax	—	—	—	—	—	(5,091,764)	—	(5,091,764)
Stock Option Compensation Expense	—	—	—	(8,919)	—	—	—	(8,919)
Cash Dividends On Preferred	—	—	—	—	—	—	(220,000)	(220,000)
Cash Dividends On Common	—	—	—	—	—	—	(471,041)	(471,041)
Balance at June 30, 2013	$22,000,000	$400,000	$31,449	$11,621,798	$(4,330,712)	$2,339,546	$46,288,610	$78,350,691

	Preferred Stock	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2013	$22,000,000	$31,449	$11,978,137	$(4,330,712)	$472,406	$47,838,800	$77,990,080
Net Income	—	—	—	—	—	2,779,336	2,779,336
Other Comprehensive Income, Net Of Tax	—	—	—	—	4,417,064	—	4,417,064
Stock Option Compensation Expense	—	—	6,338	—	—	—	6,338
Cash Dividends On Preferred	—	—	—	—	—	(220,000)	(220,000)
Cash Dividends On Common	—	—	—	—	—	(471,041)	(471,041)
Balance at June 30, 2014	$22,000,000	$31,449	$11,984,475	$(4,330,712)	$4,889,470	$49,927,095	$84,501,777

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,779,336	$1,549,931
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	591,422	645,468
Amortization Of Intangible Assets	11,970	25,002
Stock Option Compensation (Benefit) Expense	6,338	(8,919)
Discount Accretion And Premium Amortization	2,688,258	3,848,810
Provisions For Losses On Loans	200,000	2,045,381
Income Accrued On Bank Owned Life Insurance	(150,000)	(183,000)
Gain On Sales Of Loans	(346,530)	(395,628)
Gain On Sales Of Mortgage-Backed Securities	(254,538)	(384,051)
(Gain) Loss On Sales Of Investment Securities	209,667	(369,729)
Gain On Sale Of Real Estate Owned	(64,723)	(991)
Write Down On Real Estate Owned	405,000	574,378
Amortization Of Deferred Fees On Loans	9,345	(3,335)
Proceeds From Sale Of Loans Held For Sale	12,328,927	17,376,516
Origination Of Loans Held For Sale	(12,132,479)	(15,685,061)
(Increase) Decrease In Accrued Interest Receivable:
Loans	82,442	(26,295)
Mortgage-Backed Securities	6,602	96,245
Investment Securities	(111,477)	(273,802)
Increase In Advance Payments By Borrowers	240,895	304,934
Other, Net	969,761	1,736,408
Net Cash Provided By Operating Activities	7,470,216	10,872,262

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase Of Mortgage-Backed Securities Available For Sale	(38,071,908)	(48,748,823)
Principal Repayments On Mortgage-Backed Securities Available For Sale	15,842,466	31,690,621
Principal Repayments On Mortgage-Backed Securities Held To Maturity	—	942,806
Purchase Of Investment Securities Available For Sale	(18,395,226)	(39,548,282)
Maturities Of Investment Securities Available For Sale	11,985,537	8,692,353
Purchase of Investment Securities Held To Maturity	—	(1,000,000)
Maturities Of Investment Securities Held To Maturity	—	3,501,978
Proceeds From Sale of Investment Securities Available For Sale	13,953,153	10,875,010
Proceeds From Sale of Mortgage-Backed Securities Available For Sale	13,351,800	20,946,735
Proceeds From Redemption of Certificates Of Deposits With Other Banks	—	250,000
Purchase Of FHLB Stock	(3,671,300)	(2,165,206)
Redemption Of FHLB Stock	4,114,780	3,156,006
Proceeds From Bank Owned Life Insurance	624,260	—
Decrease In Loans Receivable	11,213,029	17,536,325
Proceeds From Sale Of Repossessed Assets	514,644	4,182,107
Purchase And Improvement Of Premises And Equipment	(1,833,878)	(419,894)
Proceeds From Sale of Premises and Equipment	—	1,250
Net Cash Provided By Investing Activities	9,627,357	9,892,986

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)	Six Months Ended June 30,
	2014	2013

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease In Deposit Accounts	$(272,999)	$(5,256,308)
Proceeds From FHLB Advances	141,215,000	60,900,000
Repayment Of FHLB Advances	(153,802,746)	(74,608,520)
Increase in Other Borrowings, Net	1,355,628	322,568
Dividends To Preferred Stock Shareholders	(220,000)	(220,000)
Dividends To Common Stock Shareholders	(471,041)	(471,041)
Net Cash Used By Financing Activities	(12,196,158)	(19,333,301)
Net Increase In Cash And Cash Equivalents	4,901,415	1,431,947
Cash And Cash Equivalents At Beginning Of Period	7,629,771	7,903,950
Cash And Cash Equivalents At End Of Period	$12,531,186	$9,335,897
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Period For:
Interest	$3,089,937	$4,164,419
Income Taxes	$180,350	$68,419
Supplemental Schedule Of Non Cash Transactions:
Transfers From Loans Receivable To Other Real Estate Owned	$1,038,960	$2,782,523
Transfers From Investment Securities Held To Maturity To Available For Sale	$—	$49,907,323
Transfers From Mortgage-Backed Securities Held To Maturity To Available For Sale	$—	$22,100,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited financial statements appearing in Security Federal Corporation’s (the “Company”) 2013 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 10-K”) when reviewing interim financial statements.  The Company changed its fiscal year from March 31 to December 31 effective January 17, 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

The following table provides a reconciliation of net income to net income available to common shareholders for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Earnings Available To Common Shareholders:
Net Income	$1,476,816	$878,562	$2,779,336	$1,549,931
Preferred Stock Dividends	110,000	110,000	220,000	220,000
Net Income Available To Common Shareholders	$1,366,816	$768,562	$2,559,336	$1,329,931

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

4. Earnings Per Common Share, Continued

The following table shows the effect of dilutive options and warrants on the Company's earnings per share for the periods indicated:

	For the Three Months Ended June 30, 2014			For the Six Months Ended June 30, 2014
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$1,366,816	2,944,001	$0.46	$2,559,336	2,944,001	$0.87
Effect of Dilutive Securities:
Senior Convertible Debentures	75,422	304,200	(0.02)	150,883	304,200	(0.04)
Diluted EPS	$1,442,238	3,248,201	$0.44	$2,710,219	3,248,201	$0.83

There were no dilutive securities or options for the three and six months ended June 30, 2013, therefore no reconciliation is provided for these periods.

5. Stock-Based Compensation

Certain officers and directors of the Company participate in an incentive and non-qualified stock option plan. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. The following is a summary of the activity under the Company’s stock option plans for the periods presented:

	Three Months Ended June 30,
	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance, Beginning of Period	50,500	$22.49	68,400	$22.63
Options Granted	—	—	—	—
Options Exercised	—	—	—	—
Options Forfeited	(3,000)	23.83	—	—
Balance, End Of Period	47,500	$22.41	68,400	$22.63

	Six Months Ended June 30,
	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance, Beginning of Period	61,500	$22.49	68,400	$22.63
Options Granted	—	—	—	—
Options Exercised	—	—	—	—
Options Forfeited	(14,000)	22.74	—	—
Balance, End Of Period	47,500	$22.41	68,400	$22.63

Options Exercisable	32,600		47,500

Options Available For Grant	50,000		50,000

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

5. Stock-Based Compensation, Continued

At June 30, 2014, the Company had the following options outstanding:

Grant Date	Outstanding Options	Option Price	Expiration Date

01/01/05	18,000	$20.55	12/31/14

01/01/06	3,500	$23.91	01/01/16

08/24/06	3,500	$23.03	08/24/16

05/24/07	2,000	$24.34	05/24/17

07/09/07	1,000	$24.61	07/09/17

10/01/07	2,000	$24.28	10/01/17

01/01/08	13,000	$23.49	01/01/18

05/19/08	2,500	$22.91	05/19/18

07/01/08	2,000	$22.91	07/01/18

None of the options outstanding at June 30, 2014 or 2013 had an exercise price below the average market price during the three or six month periods ended June 30, 2014 or 2013. Therefore, these options were not deemed to be dilutive to earnings per share in those periods.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
FHLB Securities	$14,325,249	$100,255	$421,073	$14,004,431
Federal Farm Credit Bank ("FFCB") Securities	5,750,000	—	137,495	5,612,505
Fannie Mae ("FNMA") And Freddie Mac ("FHLMC") Bonds	996,457	791	—	997,248
Small Business Administration (“SBA”) Bonds	95,497,940	1,822,916	271,402	97,049,454
Tax Exempt Municipal Bonds	58,330,018	1,776,888	352,949	59,753,957
Mortgage-Backed Securities	253,775,042	6,812,674	1,499,478	259,088,238
Equity Securities	257,938	47,062	—	305,000
	$428,932,644	$10,560,586	$2,682,397	$436,810,833

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
FHLB Securities	$13,538,723	$25,695	$893,968	$12,670,450
FFCB Securities	5,750,000	—	383,820	5,366,180
FNMA And FHLMC Bonds	1,993,473	—	18,543	1,974,930
SBA Bonds	99,228,708	1,914,720	319,443	100,823,985
Tax Exempt Municipal Bonds	63,590,959	410,151	2,685,988	61,315,122
Mortgage-Backed Securities	245,882,053	5,843,365	3,128,883	248,596,535
Equity Securities	257,938	—	1,688	256,250
	$430,241,854	$8,193,931	$7,432,333	$431,003,452

FHLB securities, FFCB securities and FNMA and FHLMC mortgage-backed securities are issued by government-sponsored enterprises (“GSEs”).  GSEs are not backed by the full faith and credit of the United States government.  SBA bonds are backed by the full faith and credit of the United States government. Included in the tables above and below in mortgage-backed securities are GNMA mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At June 30, 2014 the Bank held an amortized cost and fair value of $172.6 million and $177.2 million, respectively, in GNMA mortgage-backed securities included in mortgage-backed securities listed above compared to an amortized cost and fair value of $170.4 million and $173.5 million, respectively, at December 31, 2013. All mortgage-backed securities above are either GSEs or GNMA mortgage-backed securities. The Company has not invested in any private label mortgage-backed securities.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Available For Sale, Continued

The amortized cost and fair value of investment and mortgage-backed securities available for sale at June 30, 2014 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties.

Investment Securities	Amortized Cost	Fair Value
Less Than One Year	$321,151	$328,913
One – Five Years	12,647,153	12,876,501
Over Five – Ten Years	72,912,189	73,784,671
More Than Ten Years	89,277,109	90,732,510
Mortgage-Backed Securities	253,775,042	259,088,238
	$428,932,644	$436,810,833

At June 30, 2014 the amortized cost and fair value of investment and mortgage-backed securities available for sale pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $129.0 million and $132.8 million, respectively, compared to an amortized cost and fair value of $118.3 million and $121.1 million, respectively at December 31, 2013.

The Bank received $13.4 million and $10.9 million in gross proceeds from sales of available for sale securities during the three months ended June 30, 2014 and 2013, respectively. As a result, the Bank recognized gross gains of $168,000 and $370,000 respectively, and gross losses of $207,000 and zero respectively, for the three months ended June 30. 2014 and 2013.

The Bank received $27.3 million and $31.8 million in gross proceeds from sales of available for sale securities during the six months ended June 30, 2014 and 2013, respectively. As a result, the Bank recognized gross gains of $477,000 and $754,000, respectively, and gross losses of $432,000 and zero, respectively, for the six months ended June 30, 2014 and 2013.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that the individual available for sale securities have been in a continuous unrealized loss position at the dates indicated.

	June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$—	$—	$7,577,335	$421,073	$7,577,335	$421,073
FFCB Securities	4,634,994	115,006	977,511	22,489	5,612,505	137,495
SBA Bonds	15,275,676	132,635	7,622,202	138,767	22,897,878	271,402
Tax Exempt Municipal Bond	4,442,890	44,641	19,923,138	308,308	24,366,028	352,949
Mortgage-Backed Securities	39,386,204	1,187,371	22,734,106	312,107	62,120,310	1,499,478
	$63,739,764	$1,479,653	$58,834,292	$1,202,744	$122,574,056	$2,682,397

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

Securities classified as available for sale are recorded at fair market value.  At both June 30, 2014 and December 31, 2013, 11.4% of the unrealized losses, representing 38 and 11 individual securities, respectively, consisted of securities in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net

Loans receivable, net, consisted of the following as of the dates shown:

	June 30, 2014	December 31, 2013
Residential Real Estate Loans	$78,147,843	$83,004,482
Consumer Loans	50,497,661	52,205,901
Commercial Business	8,964,667	7,775,098
Commercial Real Estate	219,384,091	228,399,555
Total Loans Held For Investment	356,994,262	371,385,036
Loans Held For Sale	1,384,240	1,234,158
Total Loans Receivable, Gross	358,378,502	372,619,194
Less:
Allowance For Loan Losses	9,112,157	10,241,970
Loans In Process	2,649,601	3,465,072
Deferred Loan Fees (Costs)	11,331	(4,513)
	11,773,089	13,702,529
Total Loans Receivable, Net	$346,605,413	$358,916,665

Changes in the allowance for loan losses for the three and six months ended June 30, 2014 and 2013 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance At Beginning Of Period	$9,845,755	$11,105,226	$10,241,970	$11,318,371
Provision For Loan Losses	100,000	900,000	200,000	2,045,381
Charge Offs	(1,016,477)	(1,081,851)	(1,794,052)	(2,467,311)
Recoveries	182,879	83,904	464,239	110,838
Total Allowance For Loan Losses	$9,112,157	$11,007,279	$9,112,157	$11,007,279

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

	Credit Quality Measures
June 30, 2014	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$68,998,207	$2,496,195	$397,203	$6,256,238	$78,147,843
Consumer	48,319,721	1,065,653	137,931	974,356	50,497,661
Commercial Business	8,023,461	244,286	119,067	577,853	8,964,667
Commercial Real Estate	130,972,537	35,222,429	36,515,818	16,673,307	219,384,091
Total	$256,313,926	$39,028,563	$37,170,019	$24,481,754	$356,994,262

	Credit Quality Measures
December 31, 2013	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$74,505,587	$890,902	$403,138	$7,204,855	$83,004,482
Consumer	50,370,640	843,799	143,649	847,813	52,205,901
Commercial Business	6,807,620	368,019	524,928	74,531	7,775,098
Commercial Real Estate	135,793,150	43,252,464	25,581,235	23,772,706	228,399,555
Total	$267,476,997	$45,355,184	$26,652,950	$31,899,905	$371,385,036

The following table presents an age analysis of past due balances by category at June 30, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$1,071,054	$4,403,170	$5,474,224	$72,673,619	$78,147,843
Consumer	497,092	129,718	699,496	1,326,306	49,171,355	50,497,661
Commercial Business	1,127,249	95,713	494,736	1,717,698	7,246,969	8,964,667
Commercial Real Estate	2,768,652	768,166	9,884,181	13,420,999	205,963,092	219,384,091
Total	$4,392,993	$2,064,651	$15,481,583	$21,939,227	$335,055,035	$356,994,262

The following table presents an age analysis of past due balances by category at December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$1,363,132	$4,607,613	$5,970,745	$77,033,737	$83,004,482
Consumer	1,494,429	234,878	399,062	2,128,369	50,077,532	52,205,901
Commercial Business	115,186	—	33,055	148,241	7,626,857	7,775,098
Commercial Real Estate	5,103,522	2,046,666	4,972,667	12,122,855	216,276,700	228,399,555
Total	$6,713,137	$3,644,676	$10,012,397	$20,370,210	$351,014,826	$371,385,036

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

At June 30, 2014 and December 31, 2013, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The following table shows non-accrual loans by category at June 30, 2014 compared to December 31, 2013:

	At June 30, 2014		At December 31, 2013		$	%
	Amount	Percent (1)	Amount	Percent (1)	Increase (Decrease)	Increase (Decrease)
Non-accrual Loans:
Residential Real Estate	$4,403,170	1.24%	$4,607,613	1.25%	$(204,443)	(4.4)%
Commercial Business	494,736	0.14	33,055	0.01	461,681	1,396.7
Commercial Real Estate	9,884,181	2.79	4,972,667	1.35	4,911,514	98.8
Consumer	699,496	0.20	399,062	0.11	300,434	75.3
Total Non- accrual Loans	$15,481,583	4.37%	$10,012,397	2.72%	$5,469,186	54.6%

(1) PERCENT OF TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.
The following tables show the activity in the allowance for loan losses by category for the periods indicated:

	For the Three Months Ended June 30, 2014
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,668,156	$803,868	$369,381	$7,004,350	$9,845,755
Provision	(130,818)	29,492	142,959	58,367	100,000
Charge-Offs	(165,191)	(13,591)	(17,132)	(820,563)	(1,016,477)
Recoveries	135,134	13,977	1,370	32,398	182,879
Ending Balance	$1,507,281	$833,746	$496,578	$6,274,552	$9,112,157

	For the Six Months Ended June 30, 2014
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,706,643	$847,777	$426,658	$7,260,892	$10,241,970
Provision	(87,312)	156,833	67,998	62,481	200,000
Charge-Offs	(247,663)	(208,040)	(17,132)	(1,321,217)	(1,794,052)
Recoveries	135,613	37,176	19,054	272,396	464,239
Ending Balance	$1,507,281	$833,746	$496,578	$6,274,552	$9,112,157

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

The following tables present information related to impaired loans evaluated individually for impairment and collectively evaluated for impairment in the allowance for loan losses:

	Allowance For Loan Losses
June 30, 2014	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$145,876	$1,361,405	$1,507,281
Consumer	2,600	831,146	833,746
Commercial Business	207,500	289,078	496,578
Commercial Real Estate	482,700	5,791,852	6,274,552
Total	$838,676	$8,273,481	$9,112,157

	Allowance For Loan Losses
December 31, 2013	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$158,791	$1,547,852	$1,706,643
Consumer	103,109	744,668	847,777
Commercial Business	—	426,658	426,658
Commercial Real Estate	840,658	6,420,234	7,260,892
Total	$1,102,558	$9,139,412	$10,241,970

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

The following tables present information related to impaired loans evaluated individually for impairment and collectively evaluated for impairment in loans receivable for the periods indicated:

	Loans Receivable
June 30, 2014	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$4,734,446	$73,413,397	$78,147,843
Consumer	315,465	50,182,196	50,497,661
Commercial Business	494,736	8,469,931	8,964,667
Commercial Real Estate	22,543,381	196,840,710	219,384,091
Total	$28,088,028	$328,906,234	$356,994,262

	Loans Receivable
December 31, 2013	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$4,838,236	$78,166,246	$83,004,482
Consumer	275,491	51,930,410	52,205,901
Commercial Business	19,775	7,755,323	7,775,098
Commercial Real Estate	26,221,312	202,178,243	228,399,555
Total	$31,354,814	$340,030,222	$371,385,036

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired management measures impairment and records the loan at fair value. Fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sale, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and if it is over 24 months old will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. The average balance of impaired loans was $29.8 million for three months ended June 30, 2014 compared to $35.3 million for the three months ended June 30, 2013.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

The following tables are a summary of information related to impaired loans as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013.

		At		For the Three Months Ended June 30,
	June 30, 2014			2014		2013
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Invesment	Interest Income Recognized	Average Recorded Invesment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$4,138,338	$4,138,338	$—	$4,298,141	$14,139	$3,202,717	$3,890
Consumer Loans	247,748	247,748	—	249,210	—	300,998	2,875
Commercial Business	16,089	16,089	—	16,089	—	23,302	—
Commercial Real Estate	19,869,021	19,869,021	—	21,434,443	155,690	26,980,203	180,095
With An Allowance Recorded:
Residential Real Estate	596,108	741,984	145,876	603,056	—	596,933	1,938
Consumer Loans	67,717	70,317	2,600	67,932	839	—	—
Commercial Business	478,647	686,147	207,500	483,561	—	—	—
Commercial Real Estate	2,674,360	3,157,060	482,700	2,636,348	8,384	4,191,700	26,979
Total
Residential Real Estate	4,734,446	4,880,322	145,876	4,901,197	14,139	3,799,650	5,828
Consumer Loans	315,465	318,065	2,600	317,142	839	300,998	2,875
Commercial Business	494,736	702,236	207,500	499,650	—	23,302	—
Commercial Real Estate	22,543,381	23,026,081	482,700	24,070,791	164,074	31,171,903	207,074
Total	$28,088,028	$28,926,704	$838,676	$29,788,780	$179,052	$35,295,853	$215,777

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

	For the Six Months Ended June 30,
	2014		2013
Impaired Loans	Average Recorded Invesment	Interest Income Recognized	Average Recorded Invesment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$4,351,870	$26,355	$3,236,129	$6,087
Consumer Loans	250,016	—	300,783	3,467
Commercial Business	16,089	—	24,819	—
Commercial Real Estate	21,817,619	268,199	27,549,900	506,537
With An Allowance Recorded:
Residential Real Estate	620,314	—	596,933	9,548
Consumer Loans	68,212	2,086	—	—
Commercial Business	488,387	—	—	—
Commercial Real Estate	2,694,448	28,374	4,216,012	63,051
Total
Residential Real Estate	4,972,184	26,355	3,833,062	15,635
Consumer Loans	318,228	2,086	300,783	3,467
Commercial Business	504,476	—	24,819	—
Commercial Real Estate	24,512,067	296,573	31,765,912	569,588
Total	$30,306,955	$325,014	$35,924,576	$588,690

	December 31, 2013
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Related Allowance Recorded:
Residential Real Estate	$3,936,316	$4,588,645	$—
Consumer Loans	106,197	106,198	—
Commercial Business	19,775	19,775	—
Commercial Real Estate	21,810,347	26,775,853	—
With An Allowance Recorded:
Residential Real Estate	901,920	901,920	158,791
Consumer Loans	169,294	169,294	103,109
Commercial Business	—	—	—
Commercial Real Estate	4,410,965	4,954,058	840,658
Total
Residential Real Estate	4,838,236	5,490,565	158,791
Consumer Loans	275,491	275,492	103,109
Commercial Business	19,775	19,775	—
Commercial Real Estate	26,221,312	31,729,911	840,658
Total	$31,354,814	$37,515,743	$1,102,558

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

In the course of resolving delinquent loans, the Bank may choose to restructure the contractual terms of certain loans. A troubled debt restructuring ("TDR") is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to a borrower that it would not otherwise consider (Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 310-40).  The concessions granted on TDRs generally include terms to reduce the interest rate, extend the term of the debt obligation, or modify the payment structure on the debt obligation. The Bank grants such concessions to reassess the borrower’s financial status and develop a plan for repayment.  TDRs included in impaired loans at June 30, 2014 and December 31, 2013 were $11.2 million and $12.4 million, respectively.

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

The following table is a summary of loans restructured as TDRs during the periods indicated:

	For the Three Months Ended June 30, 2014			For the Three Months Ended June 30, 2013
Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential Real Estate	—	$—	$—	—	$—	$—
Consumer Loans	—	—	—	—	—	—
Commercial Business	—	—	—	—	—	—
Commercial Real Estate	1	79,072	79,072	1	329,999	329,999
Total	1	$79,072	$79,072	1	$329,999	$329,999

	For the Six Months Ended June 30, 2014			For the Six Months Ended June 30, 2013
Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential Real Estate	—	$—	$—	—	$—	$—
Consumer Loans	—	—	—	—	—	—
Commercial Business	—	—	—	—	—	—
Commercial Real Estate	1	79,072	79,072	4	1,651,023	1,651,023
Total	1	$79,072	$79,072	4	$1,651,023	$1,651,023

During the three and six months ended June 30, 2014, the Bank modified one loan that was considered to be a TDR by lowering the interest rate. During the three months ended June 30, 2013, the Bank modified one loan that was considered to be a TDR by lowering the interest rate. This modification enabled the customer to begin making monthly principal and interest payments.

During the six months ended June 30, 2014, five loans totaling $3.0 million that had previously been restructured were in default, four of the loans totaling $2.8 million went into default during the six month period. No loans that had been previously restructured within the last twelve months defaulted during the six months ended June 30, 2014. The Bank considers any loan 30 days or more past due to be in default.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

10. Regulatory Matters

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the capital adequacy guidelines, regulatory capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations. The Bank is required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material adverse effect on the Company.  As of June 30, 2014 and December 31, 2013, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  The Company and the Bank’s regulatory capital amounts and ratios are as follows as of the dates indicated:

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2014
SECURITY FEDERAL CORP.
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$73,494	19.2%	$15,335	4.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	86,567	22.6%	30,671	8.0%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	73,494	8.7%	33,635	4.0%	N/A	N/A

SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$83,486	21.8%	$15,324	4.0%	$22,986	6.0%
Total Risk-Based Capital (To Risk Weighted Assets)	88,328	23.1%	30,468	8.0%	38,309	10.0%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	83,486	9.9%	33,624	4.0%	42,031	5.0%

December 31, 2013
SECURITY FEDERAL CORP.
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$70,598	17.8%	$15,894	4.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	84,529	21.3%	31,788	8.0%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	70,598	8.3%	34,079	4.0%	N/A	N/A

SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$81,624	20.6%	$15,883	4.0%	$23,825	6.0%
Total Risk-Based Capital (To Risk Weighted Assets)	86,652	21.8%	31,767	8.0%	39,709	10.0%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	81,624	9.6%	34,069	4.0%	42,586	5.0%

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. At June 30, 2014, the Company’s investment portfolio was comprised of government and agency bonds, mortgage-backed securities issued by government agencies or GSEs, municipal securities, and two equity investments. The portfolio did not contain any private label mortgage-backed securities. Fair value measurement is based upon prices obtained from third party pricing services who use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As such, these securities are classified as Level 2.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2014, most of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records impaired loans as nonrecurring Level 3. As of June 30, 2014 and December 31, 2013, the recorded investment in impaired loans was $28.1 million and $31.4 million, respectively.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 3. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the asset as nonrecurring Level 3. Assets measured at fair value on a recurring basis are as follows as of June 30, 2014:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FHLB Securities	$—	$14,004,431	$—
FFCB Securities	—	5,612,505	—
FNMA And FHLMC Bonds	—	997,248	—
SBA Bonds	—	97,049,454	—
Tax Exempt Municipal Bonds	—	59,753,957	—
Mortgage-Backed Securities	—	259,088,238	—
Equity Securities	—	305,000	—
Total	$—	$436,810,833	$—

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

There were no liabilities measured at fair value on a recurring basis as of June 30, 2014 or December 31, 2013.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents assets measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall. There were no liabilities measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013.

Assets:	Level 1	Level 2	Level 3	Balance At June 30, 2014
Mortgage Loans Held For Sale	$—	$1,384,240	$—	$1,384,240
Collateral Dependent Impaired Loans (1)	—	—	27,249,352	27,249,352
Foreclosed Assets	—	—	4,131,265	4,131,265
Total	$—	$1,384,240	$31,380,617	$32,764,857

(1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $838,676

Assets:	Level 1	Level 2	Level 3	Balance At December 31, 2013
Mortgage Loans Held For Sale	$—	$1,234,158	$—	$1,234,158
Collateral Dependent Impaired Loans (1)	—	—	30,252,256	30,252,256
Foreclosed Assets	—	—	3,947,226	3,947,226
Total	$—	$1,234,158	$34,199,482	$35,433,640

(1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $1,103,000

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

11. Carrying Amounts and Fair Value of Financial Instruments, Continued

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value		Significant
	June 30,	Valuation	Unobservable
	2014	Technique	Inputs	Range
Collateral Dependent Impaired Loans	$27,249,352	Appraised Value	Discount Rates/ Discounts to Appraised Values	6% - 87%
Foreclosed Assets	4,131,265	Appraised Value/Comparable Sales	Discount Rates/ Discounts to Appraised Values	7% - 79%

For assets and liabilities that are not presented on the balance sheet at fair value, the following methods are used to determine the fair value:

Cash and cash equivalents—The carrying amount of these financial instruments approximates fair value. All mature within 90 days and do not present unanticipated credit concerns.

Certificates of deposit with other banks—Fair value is based on market prices for similar assets.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

11. Carrying Amounts and Fair Value of Financial Instruments, Continued

The following tables are a summary of the carrying value and estimated fair value of the Company’s financial instruments as of June 30, 2014 and December 31, 2013 presented in accordance with the applicable accounting guidance.

	June 30, 2014
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash And Cash Equivalents	$12,531	$12,531	$12,531	$—	$—
Certificates Of Deposits With Other Banks	2,095	2,095	—	2,095	—
Investment And Mortgage-Backed Securities	436,811	436,811	—	436,811	—
Loans Receivable, Net	346,605	338,191	—	—	338,191
FHLB Stock	4,573	4,573	4,573	—	—

Financial Liabilities:
Deposits:
Checking, Savings, And Money Market Accounts	$403,774	$403,774	$403,774	$—	$—
Certificate Accounts	254,650	255,375	—	255,375	—
Advances From FHLB	75,152	79,123	—	79,123	—
Other Borrowed Money	9,358	9,358	9,358	—	—
Senior Convertible Debentures	6,084	6,084	—	6,084	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

	December 31, 2013
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash And Cash Equivalents	$7,630	$7,630	$7,630	$—	$—
Certificates Of Deposits With Other Banks	2,100	2,100	—	2,100	—
Investment And Mortgage-Backed Securities	431,003	431,003	—	431,003	—
Loans Receivable, Net	358,917	356,623	—	—	356,623
FHLB Stock	5,017	5,017	5,017	—	—

Financial Liabilities:
Deposits:
Checking, Savings, And Money Market Accounts	$401,813	$401,813	$401,813	$—	$—
Certificate Accounts	256,884	257,883	—	257,883	—
Advances From FHLB	87,740	92,608	—	92,608	—
Other Borrowed Money	8,003	8,003	8,003	—	—
Senior Convertible Debentures	6,084	6,084	—	6,084	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

At June 30, 2014, the Bank had $46.7 million of off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

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

12. Accounting and Reporting Changes

The following is a summary of recent authoritative pronouncements that could affect accounting, reporting, and disclosure of financial information by the Company:

In January 2014, the FASB amended Receivables topic of the Accounting Standards Codification. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (OREO). In addition, the amendments require a creditor to reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual period beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments will be effective for the Company for the first interim or annual period beginning after December 15, 2014. The Company will apply the guidance by making a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

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

Financial Condition At June 30, 2014 and December 31, 2013

General – Total assets decreased $4,926,000 or 0.6% to $844.3 million at June 30, 2014 from $849.2 million at December 31, 2013. The primary reason for the decrease in total assets was a decrease of $12.3 million and $3.8 million in net loans receivable and other assets, respectively, offset partially by an increase of $5.8 million and $4.9 million in investment and mortgage- backed securities available for sale and cash and cash equivalents, respectively.

Assets – The increases and decreases in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	June 30, 2014	December 31, 2013	Amount	Percent
Cash And Cash Equivalents	$12,531,186	$7,629,771	$4,901,415	64.2%
Investment And Mortgage- Backed Securities – Available For Sale	436,810,833	431,003,452	5,807,381	1.3
Loans Receivable, Net	346,605,413	358,916,665	(12,311,252)	(3.4)
Premise And Equipment, Net	18,485,846	17,243,390	1,242,456	7.2
Bank Owned Life Insurance	11,000,045	11,474,305	(474,260)	(4.1)
Intangible Assets, Net	—	11,970	(11,970)	(100.0)
Other Assets	3,709,901	7,547,528	(3,837,627)	(50.8)

Cash and cash equivalents increased $4.9 million or 64.2% to $12.5 million at June 30, 2014 from $7.6 million at December 31, 2013. Investment and mortgage-backed securities available for sale increased $5.8 million or 1.3% to $436.8 million at June 30, 2014 from $431.0 million at December 31, 2013.

Loans receivable, net, decreased $12.3 million or 3.4% to $346.6 million at June 30, 2014 from $358.9 million at December 31, 2013. This decrease was a result of increased loan paydowns combined with lower loan demand from creditworthy borrowers. Residential real estate loans decreased $4.9 million or 5.9% to $78.1 million at June 30, 2014 from $83.0 million at December 31, 2013. Consumer loans decreased $1.7 million or 3.3% to $50.5 million at June 30, 2014 compared to $52.2 million at December 31, 2013. Commercial real estate loans decreased $9.0 million or 3.9% to $219.4 million at June 30, 2014 from $228.4 million at December 31, 2013.

Commercial business loans increased $1.2 million or 15.3% to $9.0 million at June 30, 2014 from $7.8 million at December 31, 2013. Loans held for sale increased $150,000 or 12.2% to $1.4 million at June 30, 2014 from $1.2 million at December 31, 2013.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Premises and equipment, net increased $1.2 million or 7.2% to $18.5 million at June 30, 2014 from $17.2 million at December 31, 2013. The Bank purchased land for $1.3 million during the six months ended June 30, 2014 for a prospective future branch site in Columbia County, Georgia.

Bank owned life insurance decreased $474,000 or 4.1% to $11.0 million at June 30, 2014 compared to $11.5 million at December 31, 2013. The Company redeemed $624,000 in life insurance during the period. This was offset slightly by income from bank owned life insurance totaling $150,000.

Other assets decreased $3.8 million or 50.8% to $3.7 million at June 30, 2014 compared to $7.5 million at December 31, 2013 as a result of deferred taxes related to increased unrealized gains in the investment portfolio.

Liabilities
Deposit Accounts – The balances, weighted average rates and increases and decreases in deposit accounts were as follows:

					Balance
	June 30, 2014		December 31, 2013		Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Amount	Percent
Demand Accounts:
Checking	$144,210,745	0.03%	$136,695,876	0.04%	$7,514,869	5.50%
Money Market	232,990,758	0.19	240,631,708	0.28	(7,640,950)	(3.18)
Statement Savings Accounts	26,572,138	0.10	24,485,648	0.10	2,086,490	8.52
Total	403,773,641	0.13	401,813,232	0.19	1,960,409	0.49

Certificate Accounts
0.00 – 1.99%	228,739,893		226,750,180		1,989,713	0.88
2.00 – 2.99%	24,916,434		28,848,252		(3,931,818)	(13.63)
3.00 – 3.99%	993,805		1,285,108		(291,303)	(22.67)
4.00 – 4.99%	—		—		—	—
5.00 – 5.99%	—		—		—	—
Total	254,650,132	0.78	256,883,540	0.83	(2,233,408)	(0.87)
Total Deposits	$658,423,773	0.38%	$658,696,772	0.44%	$(272,999)	(0.04)%

Included in the certificate accounts above were $29.6 million and $25.6 million in brokered deposits at June 30, 2014 and December 31, 2013, respectively, with a weighted average interest rate of 1.05% and 1.23%, respectively.

Advances From FHLB – FHLB advances are summarized by contractual year of maturity and weighted average interest rate in the table below:

					Balance
	June 30, 2014		December 31, 2013		Decrease
Fiscal Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2014	$22,252,312	1.43%	$34,840,058	1.64%	$(12,587,746)	(36.13)%
2015	15,000,000	4.01	15,000,000	4.01	—	—
2016	20,000,000	4.61	20,000,000	4.61	—	—
2017	12,900,000	4.38	12,900,000	4.38	—	—
2018	5,000,000	3.39	5,000,000	3.39	—	—
Thereafter	—	—	—	—	—	—
Total Advances	$75,152,312	3.43%	$87,740,058	3.23%	$(12,587,746)	(14.35)%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Advances are secured by a blanket collateral agreement with the FHLB pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $106.8 million and $103.6 million at June 30, 2014, respectively, and $111.6 million and $102.7 million at December 31, 2013, respectively. Advances are subject to prepayment penalties.

The following table shows at June 30, 2014 FHLB advances that are callable as of the dates indicated. These advances are also included in the above table. All callable advances are callable at the option of the FHLB. If an advance is called, the Bank has the option to pay off the advance without penalty, reborrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

As of June 30, 2014
Borrow Date	Maturity Date	Amount	Int. Rate	Type	Call Dates
11/23/05	11/23/15	$5,000,000	3.993%	Multi-Call	5/23/08 and quarterly thereafter
07/11/06	07/11/16	5,000,000	4.800	Multi-Call	7/11/08 and quarterly thereafter
11/29/06	11/29/16	5,000,000	4.025	Multi-Call	5/29/08 and quarterly thereafter
05/24/07	05/24/17	7,900,000	4.375	Multi-Call	5/27/08 and quarterly thereafter
07/25/07	07/25/17	5,000,000	4.396	Multi-Call	7/25/08 and quarterly thereafter

Other Borrowings – The Bank had $9.4 million and $8.0 million in other borrowings (non-FHLB advances) at June 30, 2014 and December 31, 2013, respectively. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At both June 30, 2014 and December 31, 2013, the interest rate paid on the repurchase agreements was 0.15%. The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $15.8 million and $16.3 million, respectively, at June 30, 2014 and $14.8 million and $15.4 million, respectively, at December 31, 2013.

Junior Subordinated Debentures – On September 21, 2006, Security Federal Statutory Trust (the "Trust"), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures, generating proceeds of $5.0 million. The Company used the proceeds for general corporate purposes, primarily to provide capital to the Bank. The Capital Securities qualify as Tier 1 capital under Federal Reserve guidelines. The Debentures are the sole assets of the Trust. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trust.

The Capital Securities accrue and pay distributions annually at a rate per annum equal to 1.93% at June 30, 2014. Prior to September 2011, one-half of the Capital Securities issued in the transaction had a fixed rate of 6.88% and the remaining half had a floating rate of three-month LIBOR plus 170 basis points. After September 2011, the fixed rate was converted to the floating rate, with all of the Capital Securities having a floating rate of three month LIBOR plus 170 basis points. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears.

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

Equity – Shareholders’ equity increased $6.5 million or 8.3% to $84.5 million at June 30, 2014 from $78.0 million at December 31, 2013. Accumulated other comprehensive income, net of tax, comprised primarily of unrealized gains on securities available for sale, net of tax, increased $4.4 million or 935.0% to $4.9 million at June 30, 2014 from $472,000 at December 31, 2013. The Company’s net income available for common shareholders was $2.6 million for the six months ended June 30, 2014, after payment of $220,000 in preferred stock dividends. The Board of Directors of the Company declared common stock dividends totaling $471,000 during the six months ended June 30, 2014. Book value per common share was $21.23 at June 30, 2014 and $19.02 at December 31, 2013.

Results of Operations for the Three Month Periods Ended June 30, 2014 and 2013

Net Income Available to Common Shareholders - Net income available to common shareholders increased $598,000 or 77.8% to $1.4 million or $0.44 per diluted common share for the three months ended June 30, 2014 compared to $769,000 or $0.26 per diluted common share for the three months ended June 30, 2013. The increase in net income available to common shareholders was primarily the result of an increase in net interest income combined with a decrease in the provision for loan losses. These factors were offset slightly by a decrease in non-interest income.

Net Interest Income - The net interest margin on a tax equivalent basis increased 27 basis points to 3.15% for the three months ended June 30, 2014 from 2.88% for the comparable period in 2013 as the decline in the average cost of interest-bearing liabilities outpaced the decline in the average balance of interest-earning assets. Net interest income increased $409,000 or 7.2% to $6.1 million during the three months ended June 30, 2014, compared to $5.7 million for the same period in 2013. During the three months ended June 30, 2014, average interest earning assets decreased $20.9 million or 2.6% to $794.7 million from $815.6 million for the same period in 2013. Average interest-bearing liabilities decreased $33.9 million or 4.6% to $705.2 million for the three months ended June 30, 2014 from $734.1 million for the comparable period in 2013.

Interest Income - Total tax equivalent interest income decreased $68,000 or 0.9% to $7.8 million during the three months ended June 30, 2014 compared to the same period in 2013. This decrease was primarily the result of the decrease in interest-earning assets, particularly loans. Total interest income on loans decreased $604,000 or 10.9% to $4.9 million during the three months ended June 30, 2014 from $5.5 million during the comparable period in 2013 as a result of the average loan portfolio balance decreasing $26.9 million or 7.1% to $354.6 million combined with the yield on the loan portfolio decreasing 24 basis point to 5.55%. Interest income from mortgage-backed securities increased $419,000 or 34.3% to $1.6 million as a result of a 60 basis point increase in the portfolio yield combined with a $7.0 million increase in the average balance. Tax equivalent interest income from investment securities increased $116,000 or 10.8% to $1.2 million as a result of an increase of 26 basis points in the yield combined with an increase of $16.4 million in the average balance of the investment securities portfolio.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended June 30, 2014 and 2013:

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,
	2014		2013
	Average Balance	Yield(1)	Average Balance	Yield(1)	Increase (Decrease) In Interest And Dividend Income From 2013
Loans Receivable, Net	$354,583,836	5.55%	$381,504,531	5.79%	$(603,623)
Mortgage-Backed Securities	256,386,601	2.56	249,395,337	1.96	418,745
Investment Securities(2)	181,028,201	2.64	181,332,991	2.38	116,227
Overnight Time And Certificates of Deposit	2,666,342	0.37	3,362,167	0.20	750
Total Interest-Earning Assets	$794,664,980	3.90%	$815,595,026	3.84%	$(67,901)
(1) Annualized
(2) Tax equivalent basis is calculated using an effective tax rate of 34% and amounted to $119,706 and $144,839 for the quarters ended June 30, 2014 and 2013, respectively.

Interest Expense - Total interest expense decreased $452,000 or 23.1% to $1.5 million during the three months ended June 30, 2014 compared to $2.0 million for the same period in 2013. The decrease in total interest expense was attributable to decreases in interest rates paid and a $33.9 million decrease in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $260,000 or 29.0% to $636,000 during the three months ended June 30, 2014 compared to $896,000 for the same period in 2013. The decrease was attributable to a 16 basis point decrease in the cost of deposit accounts combined with a $14.7 million decrease in average interest-bearing deposits to $607.2 million for the three months ended June 30, 2014 compared to $621.9 million for the three months ended June 30, 2013. The decrease was concentrated in the certificate accounts, which decreased $16.0 million or 5.8% to $258.9 million during the three months ended June 30, 2014 compared to $274.8 million for the same period in 2013. The Bank has been competing less aggressively for time deposits in its local area and focusing instead on core deposits, or non time deposits.

Interest expense on FHLB advances and other borrowings decreased $191,000 or 20.9% to $725,000 during the three months ended June 30, 2014 from $916,000 for the same period in 2013. The average balance of FHLB advances and other borrowed money decreased $19.2 million or 18.1% to $86.7 million during the three months ended June 30, 2014 from $105.9 million for the same period in 2013. The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014		2013
	Average Balance	Yield(1)	Average Balance	Yield(1)	Decrease In Interest Expense From 2013
Now And Money Market Accounts	$321,842,988	0.16%	$322,708,180	0.26%	$(82,994)
Statement Savings Accounts	26,478,968	0.10	24,356,240	0.16	(3,135)
Certificates Accounts	258,855,596	0.77	274,844,828	0.98	(173,831)
FHLB Advances And Other Borrowed Money	86,734,189	3.34	105,920,679	3.46	(191,209)
Junior Subordinated Debentures	5,155,000	1.95	5,155,000	2.00	(600)
Senior Convertible Debentures	6,084,000	8.00	6,084,000	8.00	—
Total Interest-Bearing Liabilities	$705,150,741	0.86%	$739,068,927	1.06%	$(451,769)
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

Net charge-offs were $834,000 or 0.23% of gross loans during the three months ended June 30, 2014 compared to $998,000 or 0.26% of gross loans for the same three month period in 2013. The provision for loan losses was $100,000 for the quarter ended June 30, 2014 compared to $900,000 for the same quarter in the prior year. The following table details selected activity associated with the allowance for loan losses for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
Beginning Balance	$9,845,755	$11,105,226
Provision	100,000	900,000
Charge-offs	(1,016,477)	(1,081,851)
Recoveries	182,879	83,904
Ending Balance	$9,112,157	$11,007,279

Allowance For Loan Losses As A Percentage Of Gross Loans Receivable, Held For Investment At The End Of The Period	2.6%	2.9%
Allowance For Loan Losses As A Percentage Of Impaired Loans At The End Of The Period	32.5%	31.9%
Impaired Loans	$28,088,028	$34,527,535
Gross Loans Receivable, Held For Investment And Held For Sale	$358,378,502	$387,126,732
Total Loans Receivable, Net	$346,605,413	$374,049,099

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Income - Non-interest income decreased $411,000 or 23.6% to $1.3 million for the three months ended June 30, 2014, compared to $1.7 million for the three months ended June 30, 2013. The following table provides a detailed analysis of the changes in the components of non-interest income:

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	Amounts	Percent
Gain (Loss) On Sale Of Investments	$(39,485)	$369,729	$(409,214)	(110.7)%
Gain On Sale Of Loans	218,288	210,840	7,448	3.5
Service Fees On Deposit Accounts	284,071	278,263	5,808	2.1
Commissions From Insurance Agency	109,229	104,649	4,580	4.4
Income From Cash Value Of Life Insurance	198,537	78,000	120,537	154.5
Trust Income	141,000	135,000	6,000	4.4
Check Card Fee Income	233,861	222,929	10,932	4.9
CDFI Financial Award Income	17,750	220,071	(202,321)	(91.9)
Other	168,687	123,422	45,265	36.7
Total Non-Interest Income	$1,331,938	$1,742,903	$(410,965)	(23.6)%

The loss on sale of investments was $39,000 during the quarter ended June 30, 2014, a decrease of $409,000 or 110.7% compared to a gain of $370,000 for the same period last year. The loss resulted from the sale of 12 investments during the quarter ended June 30, 2014 compared to seven investments during the same period in 2013. Management elected to sell a portion of the Bank's investments that were anticipated to perform poorly when rates rise. These investments were replaced with alternative investments that perform better in a rising rate environment.

Income from cash value of life insurance increased $121,000 or 154.5% to $199,000 during the quarter ended June 30, 2014 from $78,000 for the same period in 2013. The Company recognized $124,000 in death benefits in 2014 in addition to $75,000 in income related to changes in the cash surrender value of the bank owned life insurance.

CDFI financial award income decreased $202,000 or 91.9% during the three months ended June 30, 2014, compared to the same period in 2013.

General And Administrative Expenses –For the quarter ended June 30, 2014, non-interest expense decreased $75,000 or 1.4% to $5.3 million compared to $5.4 million for the same period in 2013. The decrease in non-interest expense was primarily a result of a decrease in the prepayment penalties on FHLB advances and net cost of operation of other real estate owned. The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	Amounts	Percent
Compensation And Employee Benefits	$2,836,547	$2,768,450	$68,097	2.5%
Occupancy	474,836	487,664	(12,828)	(2.6)
Advertising	142,863	70,088	72,775	103.8
Depreciation And Maintenance Of Equipment	393,270	369,760	23,510	6.4
FDIC Insurance Premiums	178,785	196,476	(17,691)	(9.0)
Amortization of Intangibles	—	12,501	(12,501)	(100.0)
Net Cost Of Operation Of Other Real Estate Owned	254,474	341,392	(86,918)	(25.5)
Prepayment Penalties on FHLB Advances	—	85,089	(85,089)	(100.0)
Other	1,035,848	1,060,192	(24,344)	(2.3)
Total General And Administrative Expenses	$5,316,623	$5,391,612	$(74,989)	(1.4)%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Compensation and employee benefits expenses increased $68,000, or 2.5% to $2.8 million for the three months ended June 30, 2014 compared to the same period last year. The Company recognized $100,000 in accrued bonuses during the three months ended June 30, 2014 related to a new incentive compensation plan offered to employees during the year. Occupancy expense decreased $13,000 or 2.6% to $475,000 for the three months ended June 30, 2014 compared to $488,000 for the three months ended June 30, 2013. Depreciation and maintenance of equipment increased $24,000 or 6.4% during the same period.

Net cost of operation of other real estate owned decreased $87,000 or 25.5% to $254,000 during the quarter ended June 30, 2014 from $341,000 during the quarter ended June 30, 2013. This amount includes all expenses associated with other real estate owned including write-down in value and gain or loss on sales incurred during the period. Other real estate owned was $4.1 million at June 30, 2014 compared to $4.8 million at June 30, 2013.

The Company incurred a prepayment penalty of $85,000 for paying down FHLB advances during the three months ended June 30, 2013. The Company elected to prepay these higher rate advances to lower cost of funds. The Company did not prepay any advances during the three months ended June 30, 2014.

Other expenses decreased $24,000, or 2.3% to $1.0 million for the three month period ended June 30, 2014 compared to $1.1 million for the same period in the prior year. Other expenses include legal, professional, and consulting expenses, stationary and office supplies and other miscellaneous expenses.

Provision For Income Taxes – The provision for income taxes increased $275,000 or 93.7% to $568,000 for the three months ended June 30, 2014 from $293,000 for the same period one year ago. Income before income taxes was $2.0 million and $1.2 million for the three months ended June 30, 2014 and 2013, respectively. The Company’s combined federal and state effective income tax rate for the current quarter was 27.8% compared to 25.0% for the same quarter one year ago.

Results of Operations for the Six Month Periods Ended June 30, 2014 and 2013

Net Income Available to Common Shareholders - Net income available to common shareholders increased $1.2 million or 92.4% to $2.6 million for the six months ended June 30, 2014 compared to $1.3 million for the six months ended June 30, 2013. The increase in net income was primarily the result of an increase of $462,000 in net interest income combined with a decrease of $1.8 million in the provision for loan losses. These factors were offset slightly by a decrease of $820,000 in non-interest income.

Net Interest Income - The net interest margin increased 20 basis points to 3.03% for the six months ended June 30, 2014 from 2.83% for the comparable period in 2013. As a result, net interest income increased $462,000 or 4.1% to $11.8 million during the six months ended June 30, 2014, compared to $11.3 million for the same period in 2013. During the six months ended June 30, 2014, average interest earning assets decreased $21.3 million or 2.6% to $794.7 million while average interest-bearing liabilities decreased $34.2 million or 4.6% to $707.8 million from $742.1 million for the six months ended June 30, 2013.
Interest Income - Total interest income decreased $554,000 or 3.6% to $14.8 million during the six months ended June 30, 2014 from $15.4 million for the same period in 2013. This decrease is the result of the decrease in interest-earning assets. Total interest income on loans decreased $1.3 million or 11.9% to $9.8 million during the six months ended June 30, 2014 from $11.1 million for the same period in 2013 as a result of the average loan portfolio balance decreasing $31.4 million or 8.1% to $356.0 million from $387.4 million for the same period in 2013 and the yield on the loan portfolio decreasing 24 basis points to 5.50%. Interest income from mortgage-backed securities increased $447,000 or 17.3% to $3.0 million as a result of a 32 basis point increase in the portfolio yield combined with a $5.1 million or 2.1% increase in the average balance. Tax equivalent interest income from investment securities increased $327,000 or 16.9% to $2.3 million as a result of an increase of 26 basis points in the yield combined with an increase of $8.0 million or 4.6% in the average balance of the investment securities portfolio.
The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the six months ended June 30, 2014 and 2013:

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended June 30,
	2014		2013
	Average Balance	Yield(1)	Average Balance	Yield(1)	Increase (Decrease) In Interest And Dividend Income From 2013
Loans Receivable, Net	$355,979,382	5.50%	$387,353,900	5.74%	$(1,325,021)
Mortgage-Backed Securities	252,847,394	2.40	247,726,224	2.08	446,687
Investment Securities(2)	182,978,094	2.47	175,000,872	2.21	326,644
Overnight Time And Certificates of Deposit	2,884,270	0.42	5,871,124	0.14	1,982
Total Interest-Earning Assets	$794,689,140	3.79%	$815,952,120	3.83%	$(549,708)
(1) Annualized
(2) Tax equivalent basis is calculated using an effective tax rate of 38% and was $247,238 and $243,384 for the six months ended June 30, 2014 and 2013, respectively.

Interest Expense - Total interest expense decreased $1.0 million or 24.9% to $3.1 million during the six months ended June 30, 2014 compared to $4.1 million for the same period last year. The decrease in total interest expense is attributable to decreases in interest rates paid and a $34.2 million decrease in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $547,000 or 29.1% to $1.3 million during the six months ended June 30, 2014 compared to $1.9 million for the same period last year. The decrease was attributable to a 16 basis point decrease in the cost of deposit accounts combined with a $12.5 million decrease in average interest-bearing deposits to $609.2 million for the six month period ended June 30, 2014 when compared to $621.6 million for the six month period ended June 30, 2013. The decrease was concentrated in the certificate accounts, which decreased $18.9 million or 6.8% to $259.9 million during the six months ended June 30, 2014 compared to the same period in 2013. Interest expense on advances and other borrowings decreased $467,000 or 24.6% to $1.4 million during the six months ended June 30, 2014. The average balance of FHLB advances and other borrowed money decreased $21.8 million or 19.9% to $87.4 million during the six months ended June 30, 2014 from $109.2 million for the same period last year.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014		2013
	Average Balance	Yield(1)	Average Balance	Yield(1)	Decrease In Interest Expense From 2013
Now And Money Market Accounts	$323,584,744	0.19%	$319,221,712	0.28%	$(134,323)
Statement Savings Accounts	25,688,599	0.10	23,665,732	0.18	(8,072)
Certificates Accounts	259,885,905	0.78	278,736,209	1.01	(404,911)
FHLB Advances And Other Borrowed Money	87,431,287	3.28	109,187,416	3.48	(466,599)
Junior Subordinated Debentures	5,155,000	1.95	5,155,000	2.00	(1,395)
Senior Convertible Debentures	6,084,000	8.00	6,084,000	8.00	—
Total Interest-Bearing Liabilities	$707,829,535	0.86%	$742,050,069	1.10%	$(1,015,300)
(1) Annualized

Provision for Loan Losses - The provision for loan losses was $200,000 for the six months ended June 30, 2014 compared to $2.0 million for the same period in the prior year. The decrease in the provision for loan losses is attributable to a decline in net charge offs. Net charge offs for the six months ended June 30, 2014 declined $1.1 million or 43.6% to $1.3 million from $2.4 million during the comparable period in 2013.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table details selected activity associated with the allowance for loan losses for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Beginning Balance	$10,241,970	$11,318,371
Provision	200,000	2,045,381
Charge-offs	(1,794,052)	(2,467,311)
Recoveries	464,239	110,838
Ending Balance	$9,112,157	$11,007,279

Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral. In the event an acceptable arrangement cannot be reached, we may need to acquire these properties through foreclosure or other means and subsequently sell, develop or liquidate them.

Non-Interest Income - Non-interest income decreased $820,000 or 22.2% to $2.9 million for the six months ended June 30, 2014, compared to $3.7 million for the six months ended June 30, 2013. The following table provides a detailed analysis of the changes in the components of non-interest income:

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	Amounts	Percent
Gain On Sale Of Investments	$44,871	$753,780	$(708,909)	(94.0)%
Gain On Sale Of Loans	346,530	395,628	(49,098)	(12.4)
Service Fees On Deposit Accounts	560,556	542,094	18,462	3.4
Income From Cash Value Of Life Insurance	404,364	183,000	221,364	121.0
Commissions From Insurance Agency	200,863	244,962	(44,099)	(18.0)
Trust Income	246,000	270,000	(24,000)	(8.9)
Check Card Fee Income	444,556	418,122	26,434	6.3
CDFI Financial Award Income	299,710	636,071	(336,361)	(52.9)
Other	320,887	244,228	76,659	31.4
Total Non-Interest Income	$2,868,337	$3,687,885	$(819,548)	(22.2)%

Gain on sale of investments was $45,000 during the six months ended June 30, 2014 a decrease of $709,000 or 94.0% compared to $754,000 during the same period last year. The gain resulted from the sale of 21 investments during the period compared to 12 in the comparable period of 2013. Gain on sale of loans decreased $49,000 or 12.4% to $347,000 during the six months ended June 30, 2014 compared to $396,000 for the same period last year.

Income from the cash value of life insurance increased $221,000 or 121.0% to $404,000 for the six months ended June 30, 2014 compared to $183,000 for the same period in 2013. The Bank recognized $254,000 in death benefits in 2014 in addition to $150,000 in income related to changes in the cash surrender value of the bank owned life insurance policies.

CDFI financial award income decreased $336,000 or 52.9% during the six months ended June 30, 2014 compared to the same period in 2013. The Bank received a CDFA award in 2013 in recognition of its commitment to community development. The CDFA award totaled $1.5 million, of which $271,000 in income remains to be recognized as the microloans are funded.

General And Administrative Expenses – For the six months ended June 30, 2014, non-interest expense decreased $261,000 or 2.4% to $10.6 million compared to $10.9 million for the same period in 2013. The decrease in non-interest expense is primarily a result of a decrease in net cost of operation of other real estate owned and prepayment penalties on FHLB advances during the six months ended June 30, 2014 offset partially by an increase in compensation and employee benefits and advertising expenses. The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	Amounts	Percent
Compensation And Employee Benefits	$5,683,549	$5,589,825	$93,724	1.7%
Occupancy	975,752	962,978	12,774	1.3
Advertising	243,259	177,731	65,528	36.9
Depreciation And Maintenance Of Equipment	810,776	808,932	1,844	0.2
FDIC Insurance Premiums	364,242	364,198	44	0.0
Amortization of Intangibles	11,970	25,002	(13,032)	(52.1)
Net Cost Of Operation Of Other Real Estate Owned	523,570	737,761	(214,191)	(29.0)
Prepayment Penalties On FHLB Advances	—	238,342	(238,342)	(100.0)
Other	2,030,184	1,999,727	30,457	1.5
Total General And Administrative Expenses	$10,643,302	$10,904,496	$(261,194)	(2.4)%

Net cost of operation of other real estate owned decreased $214,000 or 29.0% to $524,000 for the six months ended June 30, 2014 from $738,000 during the six months ended June 30, 2013. Other real estate owned was $4.1 million at June 30, 2014 compared to $4.8 million at June 30, 2013.

The Company incurred a prepayment penalty of $238,000 for paying down FHLB advances during the six months ended June 30, 2013. As part of the Company's strategy, management elected to replace some higher rate advances with lower rate callable certificates of deposit. The Company did not prepay any FHLB advances during the six months ended June 30, 2014.

Compensation and employee benefits expenses were at $5.7 million for the six months ended June 30, 2014, increasing $94,000 or 1.7% from $5.6 million during the same period last year. The Company recognized $100,000 in accrued bonuses during the six months ended June 30, 2014 related to a new incentive compensation plan offered to employees during the year compared to none in 2013.

Provision For Income Taxes – The provision for income taxes increased $519,000 or 104.0% to $1.0 million for the six months ended June 30, 2014 from $499,000 for the same period one year ago. Income before income taxes was $3.8 million and $2.0 million for the six months ended June 30, 2014 and 2013, respectively. The Company’s combined federal and state effective income tax rate for the six months ended June 30, 2014 was 26.8% compared to 24.4% for the same period in 2013.

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

During the six months ended June 30, 2014 loan repayments exceeded loan disbursements resulting in a $12.3 million or 3.4% decrease in total net loans receivable. During the six months ended June 30, 2014, deposits decreased $273,000 and FHLB advances decreased $12.6 million. The Bank had $179.4 million in additional borrowing capacity at the FHLB at the end of the period. At June 30, 2014, the Bank had $152.6 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed on maturity.

At June 30, 2014, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action with total risk based, Tier 1 risk based and Tier 1 leverage ratios of 23.1%, 21.8% and 9.9%, respectively. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2014.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused Lines Of Credit	$43	$249	$10,562	$10,854	$34,453	$45,307
Standby Letters Of Credit	630	134	620	1,384	11	1,395
Total	$673	$383	$11,182	$12,238	$34,464	$46,702

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

For the three and six months ended June 30, 2014, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 3.05% and 2.93% respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at June 30, 2014 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

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

101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter     ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets;     (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Changes in Shareholders’Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements (16)

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
SECURITY FEDERAL CORPORATION

Date:	August 13, 2014	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
Duly Authorized Representative

Date:	August 13, 2014	By:	/s/Jessica T. Cummins
Jessica T. Cummins
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

101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements