Form 10-Q
period 2014-09-30
SECURITY FEDERAL CORP
filed 2014-11-12
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 – Q
(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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

Large accelerated filed [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	November 12, 2014	2,944,001

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
ASSETS:
Cash And Cash Equivalents	$8,210,921	$7,629,771
Certificates Of Deposit With Other Banks	2,095,000	2,100,395
Investment And Mortgage-Backed Securities:
Available For Sale (Amortized Cost Of $421,262,865 And $430,241,854 At September 30, 2014 And December 31, 2013, Respectively)	428,819,911	431,003,452
Loans Receivable, Net:
Held For Sale	2,057,504	1,234,158
Held For Investment (Net Of Allowance Of $8,646,974 And $10,241,970 At September 30, 2014 And December 31, 2013, Respectively)	342,057,363	357,682,507
Total Loans Receivable, Net	344,114,867	358,916,665
Accrued Interest Receivable:
Loans	985,215	1,031,747
Mortgage-Backed Securities	720,806	732,100
Investment Securities	1,425,548	1,393,156
Total Accrued Interest Receivable	3,131,569	3,157,003
Premises And Equipment, Net	18,377,829	17,243,390
Federal Home Loan Bank ("FHLB") Stock, At Cost	3,851,600	5,016,600
Repossessed Assets Acquired In Settlement Of Loans	3,859,424	3,947,226
Bank Owned Life Insurance	11,075,045	11,474,305
Intangible Assets, Net	—	11,970
Goodwill	1,199,754	1,199,754
Other Assets	4,139,647	7,547,528
Total Assets	$828,875,567	$849,248,059
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposit Accounts	$646,463,924	$658,696,772
Advances From FHLB	68,320,000	87,740,058
Other Borrowings	10,781,356	8,002,739
Junior Subordinated Debentures	5,155,000	5,155,000
Advance Payments By Borrowers For Taxes And Insurance	578,614	255,364
Senior Convertible Debentures	6,084,000	6,084,000
Other Liabilities	5,822,307	5,324,046
Total Liabilities	743,205,201	771,257,979
Shareholders' Equity:
Serial Preferred Stock, $.01 Par Value; Authorized 200,000 Shares; Issued And Outstanding, 22,000 Shares At September 30, 2014 And December 31, 2013, Respectively	22,000,000	22,000,000
Common Stock, $.01 Par Value; Authorized 5,000,000 Shares; Issued 3,144,934 Shares At September 30, 2014 And December 31, 2013, Respectively	31,449	31,449
Additional Paid-In Capital	11,987,644	11,978,137
Treasury Stock, At Cost (200,933 Shares At September 30, 2014 And December 31, 2013, Respectively)	(4,330,712)	(4,330,712)
Accumulated Other Comprehensive Income	4,689,769	472,406
Retained Earnings	51,292,216	47,838,800
Total Shareholders' Equity	85,670,366	77,990,080
Total Liabilities And Shareholders' Equity	$828,875,567	$849,248,059
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest Income:
Loans	$4,852,458	$5,375,962	$14,636,508	$16,485,033
Mortgage-Backed Securities	1,538,902	1,360,586	4,568,036	3,943,033
Investment Securities	995,233	966,936	3,006,439	2,655,352
Other	2,345	2,219	8,370	6,262
Total Interest Income	7,388,938	7,705,703	22,219,353	23,089,680
Interest Expense:
NOW And Money Market Accounts	125,749	186,183	435,482	630,239
Statement Savings Accounts	6,821	6,932	19,537	27,720
Certificate Accounts	488,300	601,056	1,497,402	2,015,069
FHLB Advances And Other Borrowed Money	617,271	854,292	2,049,563	2,753,183
Senior Convertible Debentures	121,680	121,680	365,040	365,040
Junior Subordinated Debentures	25,441	25,952	75,643	77,549
Total Interest Expense	1,385,262	1,796,095	4,442,667	5,868,800
Net Interest Income	6,003,676	5,909,608	17,776,686	17,220,880
Provision For Loan Losses	—	600,000	200,000	2,645,381
Net Interest Income After Provision For Loan Losses	6,003,676	5,309,608	17,576,686	14,575,499
Non-Interest Income:
Gain On Sale Of Investment Securities	142,816	419,360	187,687	1,173,140
Gain On Sale Of Loans	119,041	227,332	465,571	622,960
Service Fees On Deposit Accounts	300,920	303,350	861,476	845,444
Commissions From Insurance Agency	116,894	103,330	317,757	348,292
Trust Income	158,000	135,000	404,000	405,000
Bank Owned Life Insurance Income	75,000	78,000	479,364	261,000
Check Card Fee Income	229,542	222,252	674,098	640,374
Community Development Financial Institution ("CDFI") Financial Award Income	183,789	97,000	483,499	733,071
Other	160,304	152,467	481,191	396,695
Total Non-Interest Income	1,486,306	1,738,091	4,354,643	5,425,976
Non-Interest Expense:
Compensation And Employee Benefits	2,781,418	2,677,608	8,464,967	8,267,433
Occupancy	515,881	484,857	1,491,633	1,447,835
Advertising	115,268	79,130	358,527	256,861
Depreciation And Maintenance Of Equipment	408,685	412,020	1,219,461	1,220,952
Federal Deposit Insurance Corporation ("FDIC") Insurance Premiums	177,537	191,535	541,779	555,733
Amortization Of Intangibles	—	12,501	11,970	37,503
Net (Profit) Cost Of Operation Of Other Real Estate Owned	(71,623)	506,174	451,947	1,243,935
Prepayment Penalties On FHLB Advances	—	191,181	—	429,523
Other	1,095,710	1,109,892	3,125,894	3,109,619
Total General And Administrative Expenses	5,022,876	5,664,898	15,666,178	16,569,394
Income Before Income Taxes	2,467,106	1,382,801	6,265,151	3,432,081
Provision For Income Taxes	756,466	360,970	1,775,175	860,319
Net Income	1,710,640	1,021,831	4,489,976	2,571,762
Preferred Stock Dividends	110,000	110,000	330,000	330,000
Net Income Available To Common Shareholders	$1,600,640	$911,831	$4,159,976	$2,241,762
Net Income Per Common Share (Basic)	$0.54	$0.31	$1.41	$0.76
Net Income Per Common Share (Diluted)	$0.52	$0.31	$1.35	$0.76
Cash Dividend Per Share On Common Stock	$0.08	$0.08	$0.24	$0.24
Weighted Average Shares Outstanding (Basic)	2,944,001	2,944,001	2,944,001	2,944,001
Weighted Average Shares Outstanding (Diluted)	3,248,201	2,944,001	3,248,201	2,944,001
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,
	2014	2013
Net Income	$1,710,640	$1,021,831
Other Comprehensive Loss
Unrealized Gains On Securities:
Unrealized Holding Losses On Securities Available For Sale, Net Of Taxes Of $67,172 And $752,070 At September 30, 2014 And 2013, Respectively	(111,155)	(1,230,443)
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes Of $54,270 And $159,357 At September 30, 2014 And 2013, Respectively	(88,546)	(260,003)
Other Comprehensive Loss	(199,701)	(1,490,446)
Comprehensive Income (Loss)	$1,510,939	$(468,615)

	Nine Months Ended September 30,
	2014	2013
Net Income	$4,489,976	$2,571,762
Other Comprehensive Income (Loss)
Unrealized Gains (Losses) On Securities:
Unrealized Holding Gains (Losses) On Securities Available For Sale, Net Of Taxes Of $2,649,406 And $4,113,767 At September 30, 2014 And 2013, Respectively	4,333,729	(6,720,796)
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes Of $71,321 And $445,793 At September 30, 2014 And 2013, Respectively	(116,366)	(727,347)
Held To Maturity Transfer To Available For Sale, Net Of Taxes of $0 and $530,733 at September 30, 2014 and 2013, Respectively	—	865,933
Other Comprehensive Income (Loss)	4,217,363	(6,582,210)
Comprehensive Income (Loss)	$8,707,339	$(4,010,448)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2014 and 2013

	Preferred Stock	Warrants	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2012	$22,000,000	$400,000	$31,449	$11,630,717	$(4,330,712)	$7,431,310	$45,429,720	$82,592,484
Net Income	—	—	—	—	—	—	2,571,762	2,571,762
Other Comprehensive Loss, Net Of Tax	—	—	—	—	—	(6,582,210)	—	(6,582,210)
Stock Option Compensation Expense	—	—	—	(5,749)	—	—	—	(5,749)
Redemption Of Warrant Issued In Conjunction With Serial Preferred Stock	—	(400,000)	—	350,000	—	—	—	(50,000)
Cash Dividends On Preferred	—	—	—	—	—	—	(330,000)	(330,000)
Cash Dividends On Common	—	—	—	—	—	—	(706,549)	(706,549)
Balance at September 30, 2013	$22,000,000	$—	$31,449	$11,974,968	$(4,330,712)	$849,100	$46,964,933	$77,489,738

	Preferred Stock	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2013	$22,000,000	$31,449	$11,978,137	$(4,330,712)	$472,406	$47,838,800	$77,990,080
Net Income	—	—	—	—	—	4,489,976	4,489,976
Other Comprehensive Income, Net Of Tax	—	—	—	—	4,217,363	—	4,217,363
Stock Option Compensation Expense	—	—	9,507	—	—	—	9,507
Cash Dividends On Preferred	—	—	—	—	—	(330,000)	(330,000)
Cash Dividends On Common	—	—	—	—	—	(706,560)	(706,560)
Balance at September 30, 2014	$22,000,000	$31,449	$11,987,644	$(4,330,712)	$4,689,769	$51,292,216	$85,670,366

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,489,976	$2,571,762
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	891,142	947,448
Amortization Of Intangible Assets	11,970	37,503
Stock Option Compensation (Benefit) Expense	9,507	(5,749)
Discount Accretion And Premium Amortization	3,922,542	5,485,576
Provisions For Losses On Loans	200,000	2,645,381
Income Accrued On Bank Owned Life Insurance	(225,000)	(261,000)
Gain On Sales Of Loans	(465,571)	(622,960)
Gain On Sales Of Mortgage-Backed Securities	(451,751)	(791,003)
(Gain) Loss On Sales Of Investment Securities	264,064	(382,137)
Gain On Sale Of Real Estate Owned	(193,403)	(80,001)
Write Down On Real Estate Owned	405,000	1,124,378
Amortization Of Net Deferred Costs (Fees) On Loans	12,775	(3,255)
Gain On Disposition Of Premises And Equipment	—	431
Proceeds From Sale Of Loans Held For Sale	16,877,096	27,252,344
Origination Of Loans Held For Sale	(17,234,871)	(23,244,549)
(Increase) Decrease In Accrued Interest Receivable:
Loans	46,532	17,586
Mortgage-Backed Securities	11,294	157,418
Investment Securities	(32,392)	(168,844)
Increase In Advance Payments By Borrowers	323,250	414,946
Other, Net	1,333,451	2,576,122
Net Cash Provided By Operating Activities	10,195,611	17,671,397

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase Of Mortgage-Backed Securities Available For Sale	(50,417,565)	(64,782,671)
Principal Repayments On Mortgage-Backed Securities Available For Sale	24,085,687	45,539,786
Principal Repayments On Mortgage-Backed Securities Held To Maturity	—	942,806
Purchase Of Investment Securities Available For Sale	(40,181,576)	(60,296,593)
Maturities Of Investment Securities Available For Sale	17,167,888	16,419,156
Purchase of Investment Securities Held To Maturity	—	(1,000,000)
Maturities Of Investment Securities Held To Maturity	—	3,501,978
Proceeds From Sale of Investment Securities Available For Sale	29,526,067	16,947,896
Proceeds From Sale of Mortgage-Backed Securities Available For Sale	25,063,634	31,945,850
Proceeds From Redemption of Certificates Of Deposits With Other Banks	—	250,000
Purchase Of FHLB Stock	(4,434,480)	(2,696,106)
Redemption Of FHLB Stock	5,599,480	4,200,106
Proceeds From Bank Owned Life Insurance	624,260	—
Decrease In Loans Receivable	13,826,634	23,717,082
Proceeds From Sale Of Repossessed Assets	1,461,940	5,256,365
Purchase And Improvement Of Premises And Equipment	(2,025,581)	(513,144)
Proceeds From Sale of Premises and Equipment	—	1,750
Net Cash Provided By Investing Activities	20,296,388	19,434,261

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)	Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease In Deposit Accounts	$(12,232,848)	$(6,985,633)
Proceeds From FHLB Advances	171,890,000	77,900,000
Repayment Of FHLB Advances	(191,310,058)	(105,012,811)
Increase In Other Borrowings, Net	2,778,617	555,375
Repayment Of Warrant Issued In Conjunction With Preferred Stock	—	(50,000)
Dividends To Preferred Stock Shareholders	(330,000)	(330,000)
Dividends To Common Stock Shareholders	(706,560)	(706,549)
Net Cash Used By Financing Activities	(29,910,849)	(34,629,618)
Net Increase In Cash And Cash Equivalents	581,150	2,476,040
Cash And Cash Equivalents At Beginning Of Period	7,629,771	7,903,950
Cash And Cash Equivalents At End Of Period	$8,210,921	$10,379,990
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Period For:
Interest	$4,407,602	$5,921,035
Income Taxes	$180,350	$358,419
Supplemental Schedule Of Non Cash Transactions:
Transfers From Loans Receivable To Other Real Estate Owned	$1,038,960	$3,038,682
Transfers From Investment Securities Held To Maturity To Available For Sale	$—	$49,907,323
Transfers From Mortgage-Backed Securities Held To Maturity To Available For Sale	$—	$22,100,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited consolidated financial statements appearing in Security Federal Corporation’s (the “Company”) 2013 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 10-K”) when reviewing interim financial statements.  The Company changed its fiscal year from March 31 to December 31 effective January 17, 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

The following table provides a reconciliation of net income to net income available to common shareholders for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Earnings Available To Common Shareholders:
Net Income	$1,710,640	$1,021,831	$4,489,976	$2,571,762
Preferred Stock Dividends	110,000	110,000	330,000	330,000
Net Income Available To Common Shareholders	$1,600,640	$911,831	$4,159,976	$2,241,762

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

4. Earnings Per Common Share, Continued

The following table shows the effect of dilutive options and warrants on the Company's earnings per share for the periods indicated:

	For the Three Months Ended September 30, 2014			For the Nine Months Ended September 30, 2014
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$1,600,640	2,944,001	$0.54	$4,159,976	2,944,001	$1.41
Effect of Dilutive Securities:
Senior Convertible Debentures	75,442	304,200	(0.02)	226,325	304,200	(0.06)
Diluted EPS	$1,676,082	3,248,201	$0.52	$4,386,301	3,248,201	$1.35

There were no dilutive securities or options for the three and nine months ended September 30, 2013, therefore no reconciliation is provided for these periods.

5. Stock-Based Compensation

Certain officers and directors of the Company participate in an incentive and non-qualified stock option plan. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. The following is a summary of the activity under the Company’s stock option plans for the periods presented:

	Three Months Ended September 30,
	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance, Beginning of Period	47,500	$22.41	68,400	$22.63
Options Granted	—	—	—	—
Options Exercised	—	—	—	—
Options Forfeited	—	—	(3,400)	24.06
Balance, End Of Period	47,500	$22.41	65,000	$22.55

	Nine Months Ended September 30,
	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance, Beginning of Period	61,500	$22.49	68,400	$22.63
Options Granted	—	—	—	—
Options Exercised	—	—	—	—
Options Forfeited	(14,000)	22.74	(3,400)	24.06
Balance, End Of Period	47,500	$22.41	65,000	$22.55

Options Exercisable	33,900		45,400

Options Available For Grant	50,000		50,000

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

5. Stock-Based Compensation, Continued

At September 30, 2014, the Company had the following options outstanding:

Grant Date	Outstanding Options	Option Price	Expiration Date

01/01/05	18,000	$20.55	12/31/14

01/01/06	3,500	$23.91	01/01/16

08/24/06	3,500	$23.03	08/24/16

05/24/07	2,000	$24.34	05/24/17

07/09/07	1,000	$24.61	07/09/17

10/01/07	2,000	$24.28	10/01/17

01/01/08	13,000	$23.49	01/01/18

05/19/08	2,500	$22.91	05/19/18

07/01/08	2,000	$22.91	07/01/18

None of the options outstanding at September 30, 2014 or 2013 had an exercise price below the average market price during the three or nine month periods ended September 30, 2014 or 2013. Therefore, these options were not deemed to be dilutive to earnings per share in those periods.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale are as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
FHLB Securities	$11,360,428	$67,439	$270,512	$11,157,355
Federal Farm Credit Bank ("FFCB") Securities	5,750,000	—	177,026	5,572,974
Fannie Mae ("FNMA") Bonds	996,641	—	1,143	995,498
Small Business Administration (“SBA”) Bonds	93,610,391	1,730,343	411,445	94,929,289
Tax Exempt Municipal Bonds	63,623,690	2,234,988	46,117	65,812,561
Mortgage-Backed Securities	245,663,777	5,949,642	1,554,523	250,058,896
Equity Securities	257,938	35,400	—	293,338
	$421,262,865	$10,017,812	$2,460,766	$428,819,911

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
FHLB Securities	$13,538,723	$25,695	$893,968	$12,670,450
FFCB Securities	5,750,000	—	383,820	5,366,180
FNMA And Freddie Mac ("FHLMC") Bonds	1,993,473	—	18,543	1,974,930
SBA Bonds	99,228,708	1,914,720	319,443	100,823,985
Tax Exempt Municipal Bonds	63,590,959	410,151	2,685,988	61,315,122
Mortgage-Backed Securities	245,882,053	5,843,365	3,128,883	248,596,535
Equity Securities	257,938	—	1,688	256,250
	$430,241,854	$8,193,931	$7,432,333	$431,003,452

FHLB securities, FFCB securities and FNMA and FHLMC mortgage-backed securities are issued by government-sponsored enterprises (“GSEs”).  GSEs are not backed by the full faith and credit of the United States government.  SBA bonds are backed by the full faith and credit of the United States government. Included in the tables above and below in mortgage-backed securities are Ginnie Mae ("GNMA") mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At September 30, 2014 the Bank held an amortized cost and fair value of $162.2 million and $166.2 million, respectively, in GNMA mortgage-backed securities included in mortgage-backed securities listed above compared to an amortized cost and fair value of $170.4 million and $173.5 million, respectively, at December 31, 2013. All mortgage-backed securities above are either GSEs or GNMA mortgage-backed securities. The Company has not invested in any private label mortgage-backed securities.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Available For Sale, Continued

The amortized cost and fair value of investment and mortgage-backed securities available for sale at September 30, 2014 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties.

Investment Securities	Amortized Cost	Fair Value
Less Than One Year	$658,223	$668,859
One – Five Years	12,750,683	12,967,641
Over Five – Ten Years	65,430,624	66,324,657
More Than Ten Years	96,759,558	98,799,858
Mortgage-Backed Securities	245,663,777	250,058,896
	$421,262,865	$428,819,911

At September 30, 2014 the amortized cost and fair value of investment and mortgage-backed securities available for sale pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $125.7 million and $129.1 million, respectively, compared to an amortized cost and fair value of $118.3 million and $121.1 million, respectively, at December 31, 2013.

The Bank received $27.3 million and $17.1 million in gross proceeds from sales of available for sale securities during the three months ended September 30, 2014 and 2013, respectively. As a result, the Bank recognized gross gains of $319,000 and $520,000, respectively, and gross losses of $176,000 and $101,000, respectively, for the three months ended September 30, 2014 and 2013.

The Bank received $54.6 million and $48.9 million in gross proceeds from sales of available for sale securities during the nine months ended September 30, 2014 and 2013, respectively. As a result, the Bank recognized gross gains of $795,000 and $1.3 million, respectively, and gross losses of $607,000 and $101,000, respectively, for the nine months ended September 30, 2014 and 2013.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that the individual available for sale securities have been in a continuous unrealized loss position at the dates indicated.

	September 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$1,990,966	$9,034	$3,738,525	$261,478	$5,729,491	$270,512
FFCB Securities	5,572,974	177,026	—	—	5,572,974	177,026
FNMA Bonds	995,498	1,143	—	—	995,498	1,143
SBA Bonds	21,286,280	321,062	3,711,116	90,383	24,997,396	411,445
Tax Exempt Municipal Bond	1,335,360	3,378	7,827,171	42,739	9,162,531	46,117
Mortgage-Backed Securities	20,395,081	1,049,063	48,229,099	505,460	68,624,180	1,554,523
	$51,576,159	$1,560,706	$63,505,911	$900,060	$115,082,070	$2,460,766

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

Securities classified as available for sale are recorded at fair market value.  At September 30, 2014, 11.3% of the unrealized losses, or 22 individual securities consisted of securities in a continuous loss position for 12 months or more. At December 31, 2013, 11.4% of the unrealized losses, or 11 individual securities consisted of securities in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).

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

8. Investment and Mortgage-Backed Securities, Held to Maturity

On June 30, 2013, the Company transferred all of its investment and mortgage-backed securities classified as held to maturity to available for sale. Based on changes in the current rate environment, management elected this change to more effectively manage the investment portfolio, including subsequently selling some securities that were formerly classified as held to maturity. The amortized cost of the securities that were transferred totaled $72.0 million and the net unrealized gain related to these securities totaled $1.4 million on the date of the transfer. As a result of the transfer and subsequent sales, the Company believes its held to maturity classification process has been compromised and careful evaluation and analysis will be required going forward in determining when circumstances are suitable for management to assert with a great degree of credibility that it has the intent and ability to hold debt securities to maturity.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net

Loans receivable, net, consisted of the following as of the dates shown:

	September 30, 2014	December 31, 2013
Residential Real Estate Loans	$79,702,132	$83,004,482
Consumer Loans	50,290,048	52,205,901
Commercial Business	10,154,181	7,775,098
Commercial Real Estate	213,004,588	228,399,555
Total Loans Held For Investment	353,150,949	371,385,036
Loans Held For Sale	2,057,504	1,234,158
Total Loans Receivable, Gross	355,208,453	372,619,194
Less:
Allowance For Loan Losses	8,646,974	10,241,970
Loans In Process	2,412,953	3,465,072
Deferred Loan Fees (Costs)	33,659	(4,513)
	11,093,586	13,702,529
Total Loans Receivable, Net	$344,114,867	$358,916,665

Changes in the allowance for loan losses for the three and nine months ended September 30, 2014 and 2013 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance At Beginning Of Period	$9,112,157	$11,007,279	$10,241,970	$11,318,371
Provision For Loan Losses	—	600,000	200,000	2,645,381
Charge Offs	(590,942)	(1,002,990)	(2,384,994)	(3,470,300)
Recoveries	125,759	45,042	589,998	155,879
Total Allowance For Loan Losses	$8,646,974	$10,649,331	$8,646,974	$10,649,331

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

	Credit Quality Measures
September 30, 2014	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$71,912,700	$966,600	$645,340	$6,177,492	$79,702,132
Consumer	48,075,273	1,054,675	133,982	1,026,118	50,290,048
Commercial Business	9,209,345	362,845	110,068	471,923	10,154,181
Commercial Real Estate	123,194,407	38,901,566	35,187,083	15,721,532	213,004,588
Total	$252,391,725	$41,285,686	$36,076,473	$23,397,065	$353,150,949

	Credit Quality Measures
December 31, 2013	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$74,505,587	$890,902	$403,138	$7,204,855	$83,004,482
Consumer	50,370,640	843,799	143,649	847,813	52,205,901
Commercial Business	6,807,620	368,019	524,928	74,531	7,775,098
Commercial Real Estate	135,793,150	43,252,464	25,581,235	23,772,706	228,399,555
Total	$267,476,997	$45,355,184	$26,652,950	$31,899,905	$371,385,036

The following table presents an age analysis of past due balances by category at September 30, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$983,996	$3,121,609	$4,105,605	$75,596,527	$79,702,132
Consumer	735,649	85,847	543,421	1,364,917	48,925,131	50,290,048
Commercial Business	242,346	21,290	452,119	715,755	9,438,426	10,154,181
Commercial Real Estate	4,809,091	452,022	9,636,646	14,897,759	198,106,829	213,004,588
Total	$5,787,086	$1,543,155	$13,753,795	$21,084,036	$332,066,913	$353,150,949

The following table presents an age analysis of past due balances by category at December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$1,363,132	$4,607,613	$5,970,745	$77,033,737	$83,004,482
Consumer	1,494,429	234,878	399,062	2,128,369	50,077,532	52,205,901
Commercial Business	115,186	—	33,055	148,241	7,626,857	7,775,098
Commercial Real Estate	5,103,522	2,046,666	4,972,667	12,122,855	216,276,700	228,399,555
Total	$6,713,137	$3,644,676	$10,012,397	$20,370,210	$351,014,826	$371,385,036

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

At September 30, 2014 and December 31, 2013, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The following table shows non-accrual loans by category at September 30, 2014 compared to December 31, 2013:

	At September 30, 2014		At December 31, 2013		$	%
	Amount	Percent (1)	Amount	Percent (1)	Increase (Decrease)	Increase (Decrease)
Non-accrual Loans:
Residential Real Estate	$3,121,609	0.89%	$4,607,613	1.25%	$(1,486,004)	(32.25)%
Commercial Business	452,119	0.13	33,055	0.01	419,064	1,267.78
Commercial Real Estate	9,636,646	2.75	4,972,667	1.35	4,663,979	93.79
Consumer	543,421	0.15	399,062	0.11	144,359	36.17
Total Non- accrual Loans	$13,753,795	3.92%	$10,012,397	2.72%	$3,741,398	37.37%

(1) PERCENT OF TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.
The following tables show the activity in the allowance for loan losses by category for the periods indicated:

	For the Three Months Ended September 30, 2014
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,507,281	$833,746	$496,578	$6,274,552	$9,112,157
Provision	26,596	73,403	36,529	(136,528)	—
Charge-Offs	(71,701)	(75,262)	(3,703)	(440,276)	(590,942)
Recoveries	121	8,440	1,950	115,248	125,759
Ending Balance	$1,462,297	$840,327	$531,354	$5,812,996	$8,646,974

	For the Nine Months Ended September 30, 2014
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,706,643	$847,777	$426,658	$7,260,892	$10,241,970
Provision	(60,716)	230,236	104,527	(74,047)	200,000
Charge-Offs	(319,364)	(283,302)	(20,835)	(1,761,493)	(2,384,994)
Recoveries	135,734	45,616	21,004	387,644	589,998
Ending Balance	$1,462,297	$840,327	$531,354	$5,812,996	$8,646,974

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

The following tables present information related to impaired loans evaluated individually for impairment and collectively evaluated for impairment in the allowance for loan losses:

	Allowance For Loan Losses
September 30, 2014	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,462,297	$1,462,297
Consumer	2,600	837,727	840,327
Commercial Business	200,000	331,354	531,354
Commercial Real Estate	104,500	5,708,496	5,812,996
Total	$307,100	$8,339,874	$8,646,974

	Allowance For Loan Losses
December 31, 2013	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$158,791	$1,547,852	$1,706,643
Consumer	103,109	744,668	847,777
Commercial Business	—	426,658	426,658
Commercial Real Estate	840,658	6,420,234	7,260,892
Total	$1,102,558	$9,139,412	$10,241,970

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

The following tables present information related to impaired loans evaluated individually for impairment and collectively evaluated for impairment in loans receivable for the periods indicated:

	Loans Receivable
September 30, 2014	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$2,567,695	$77,134,437	$79,702,132
Consumer	222,046	50,068,002	50,290,048
Commercial Business	452,119	9,702,062	10,154,181
Commercial Real Estate	17,586,319	195,418,269	213,004,588
Total	$20,828,179	$332,322,770	$353,150,949

	Loans Receivable
December 31, 2013	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$4,838,236	$78,166,246	$83,004,482
Consumer	275,491	51,930,410	52,205,901
Commercial Business	19,775	7,755,323	7,775,098
Commercial Real Estate	26,221,312	202,178,243	228,399,555
Total	$31,354,814	$340,030,222	$371,385,036

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired management measures impairment and records the loan at fair value. Fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sale, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and if it is over 24 months old will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. The average balance of impaired loans was $21.2 million for three months ended September 30, 2014 compared to $34.6 million for the three months ended September 30, 2013.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

The following tables are a summary of information related to impaired loans as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013.

		At		For the Three Months Ended September 30,
	September 30, 2014			2014		2013
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$2,567,695	$2,665,884	$—	$2,618,971	$—	$3,834,984	$9,662
Consumer Loans	155,176	162,677	—	161,882	—	397,003	1,783
Commercial Business	16,089	16,089	—	16,089	—	21,438	226
Commercial Real Estate	16,432,495	20,824,664	—	16,726,235	98,542	28,838,663	271,472
With An Allowance Recorded:
Residential Real Estate	—	—	—	—	—	405,872	—
Consumer Loans	66,870	66,870	2,600	67,239	2,082	—	—
Commercial Business	436,030	436,030	200,000	458,059	—	—	—
Commercial Real Estate	1,153,824	1,160,624	104,500	1,159,433	22,781	1,151,053	8,326
Total
Residential Real Estate	2,567,695	2,665,884	—	2,618,971	—	4,240,856	9,662
Consumer Loans	222,046	229,547	2,600	229,121	2,082	397,003	1,783
Commercial Business	452,119	452,119	200,000	474,148	—	21,438	226
Commercial Real Estate	17,586,319	21,985,288	104,500	17,885,668	121,323	29,989,716	279,798
Total	$20,828,179	$25,332,838	$307,100	$21,207,908	$123,405	$34,649,013	$291,469

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

	For the Nine Months Ended September 30,
	2014		2013
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$2,676,070	$—	$3,911,750	$20,289
Consumer Loans	171,364	—	394,775	7,494
Commercial Business	16,089	—	23,745	335
Commercial Real Estate	18,142,478	266,000	30,090,250	1,031,806
With An Allowance Recorded:
Residential Real Estate	—	—	405,872	—
Consumer Loans	67,872	4,168	—	—
Commercial Business	461,206	—	—	—
Commercial Real Estate	1,173,816	51,156	1,278,434	23,274
Total
Residential Real Estate	2,676,070	—	4,317,622	20,289
Consumer Loans	239,236	4,168	394,775	7,494
Commercial Business	477,295	—	23,745	335
Commercial Real Estate	19,316,294	317,156	31,368,684	1,055,080
Total	$22,708,895	$321,324	$36,104,826	$1,083,198

	December 31, 2013
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Related Allowance Recorded:
Residential Real Estate	$3,936,316	$4,588,645	$—
Consumer Loans	106,197	106,198	—
Commercial Business	19,775	19,775	—
Commercial Real Estate	21,810,347	26,775,853	—
With An Allowance Recorded:
Residential Real Estate	901,920	901,920	158,791
Consumer Loans	169,294	169,294	103,109
Commercial Business	—	—	—
Commercial Real Estate	4,410,965	4,954,058	840,658
Total
Residential Real Estate	4,838,236	5,490,565	158,791
Consumer Loans	275,491	275,492	103,109
Commercial Business	19,775	19,775	—
Commercial Real Estate	26,221,312	31,729,911	840,658
Total	$31,354,814	$37,515,743	$1,102,558

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.    Loans Receivable, Net, Continued

In the course of resolving delinquent loans, the Bank may choose to restructure the contractual terms of certain loans. A troubled debt restructuring ("TDR") is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to a borrower that it would not otherwise consider (Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 310-40).  The concessions granted on TDRs generally include terms to reduce the interest rate, extend the term of the debt obligation, or modify the payment structure on the debt obligation. The Bank grants such concessions to reassess the borrower’s financial status and develop a plan for repayment.  TDRs included in impaired loans at September 30, 2014 and December 31, 2013 were $9.9 million and $12.4 million, respectively.

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

There were no loan modifications during the three months ended September 30, 2014 or 2013 that were TDRs. The following table is a summary of loans restructured as TDRs during the periods indicated:

	For the Nine Months Ended September 30, 2014			For the Nine Months Ended September 30, 2013
Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential Real Estate	—	$—	$—	—	$—	$—
Consumer Loans	—	—	—	—	—	—
Commercial Business	—	—	—	—	—	—
Commercial Real Estate	1	79,072	79,072	4	1,651,023	1,651,023
Total	1	$79,072	$79,072	4	$1,651,023	$1,651,023

During the nine months ended September 30, 2014, the Bank modified one loan that was considered to be a TDR by lowering the interest rate. This modification enabled the customer to begin making monthly principal and interest payments.

During the nine months ended September 30, 2014, five loans totaling $2.2 million that had previously been restructured were in default, all of which went into default during the nine month period. There were no loans restructured within the last twelve months that went into default during the three and nine months ended September 30, 2014. One loan for $142,000 that had been previously restructured within the last twelve months defaulted during the three and nine months ended September 30, 2013. The Bank considers any loan 30 days or more past due to be in default.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

10. Regulatory Matters

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the capital adequacy guidelines, regulatory capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations. The Bank is required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a material adverse effect on the Company.  As of September 30, 2014 and December 31, 2013, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  The Company and the Bank’s regulatory capital amounts and ratios are as follows as of the dates indicated:

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2014
SECURITY FEDERAL CORP.
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$75,436	19.8%	$15,211	4.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	87,978	23.1%	30,422	8.0%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	75,436	9.2%	32,977	4.0%	N/A	N/A

SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$84,807	22.3%	$15,200	4.0%	$22,800	6.0%
Total Risk-Based Capital (To Risk Weighted Assets)	89,605	23.6%	30,400	8.0%	37,999	10.0%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	84,807	10.3%	32,967	4.0%	41,209	5.0%

December 31, 2013
SECURITY FEDERAL CORP.
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$70,598	17.8%	$15,894	4.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	84,529	21.3%	31,788	8.0%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	70,598	8.3%	34,079	4.0%	N/A	N/A

SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$81,624	20.6%	$15,883	4.0%	$23,825	6.0%
Total Risk-Based Capital (To Risk Weighted Assets)	86,652	21.8%	31,767	8.0%	39,709	10.0%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	81,624	9.6%	34,069	4.0%	42,586	5.0%

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. At September 30, 2014, the Company’s investment portfolio was comprised of government and agency bonds, mortgage-backed securities issued by government agencies or GSEs, municipal securities, and two equity investments. The portfolio did not contain any private label mortgage-backed securities. Fair value measurement is based upon prices obtained from third party pricing services who use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. These securities are classified as Level 2.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2014, most of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records impaired loans as nonrecurring Level 3. As of September 30, 2014 and December 31, 2013, the recorded investment in impaired loans was $20.8 million and $31.4 million, respectively.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 3. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the asset as nonrecurring Level 3. Assets measured at fair value on a recurring basis are as follows as of September 30, 2014:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FHLB Securities	$—	$11,157,355	$—
FFCB Securities	—	5,572,974	—
FNMA Bonds	—	995,498	—
SBA Bonds	—	94,929,289	—
Tax Exempt Municipal Bonds	—	65,812,561	—
Mortgage-Backed Securities	—	250,058,896	—
Equity Securities	—	293,338	—
Total	$—	$428,819,911	$—

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

There were no liabilities measured at fair value on a recurring basis as of September 30, 2014 or December 31, 2013.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents assets measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall. There were no liabilities measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013.

Assets:	Level 1	Level 2	Level 3	Balance At September 30, 2014
Mortgage Loans Held For Sale	$—	$2,057,504	$—	$2,057,504
Collateral Dependent Impaired Loans (1)	—	—	20,521,079	20,521,079
Foreclosed Assets	—	—	3,859,424	3,859,424
Total	$—	$2,057,504	$24,380,503	$26,438,007

(1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $307,000

Assets:	Level 1	Level 2	Level 3	Balance At December 31, 2013
Mortgage Loans Held For Sale	$—	$1,234,158	$—	$1,234,158
Collateral Dependent Impaired Loans (1)	—	—	30,252,256	30,252,256
Foreclosed Assets	—	—	3,947,226	3,947,226
Total	$—	$1,234,158	$34,199,482	$35,433,640

(1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $1,103,000

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

11. Carrying Amounts and Fair Value of Financial Instruments, Continued

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value		Significant
	September 30,	Valuation	Unobservable
	2014	Technique	Inputs	Range
Collateral Dependent Impaired Loans	$20,521,079	Appraised Value	Discount Rates/ Discounts to Appraised Values	6% - 70%
Foreclosed Assets	3,859,424	Appraised Value/Comparable Sales	Discount Rates/ Discounts to Appraised Values	9% - 76%

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

11. Carrying Amounts and Fair Value of Financial Instruments, Continued

The following tables are a summary of the carrying value and estimated fair value of the Company’s financial instruments as of September 30, 2014 and December 31, 2013 presented in accordance with the applicable accounting guidance.

	September 30, 2014
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash And Cash Equivalents	$8,211	$8,211	$8,211	$—	$—
Certificates Of Deposits With Other Banks	2,095	2,095	—	2,095	—
Investment And Mortgage-Backed Securities	428,820	428,820	—	428,820	—
Loans Receivable, Net	344,115	343,657	—	—	343,657
FHLB Stock	3,852	3,852	3,852	—	—

Financial Liabilities:
Deposits:
Checking, Savings, And Money Market Accounts	$399,349	$399,349	$399,349	$—	$—
Certificate Accounts	247,115	247,124	—	247,124	—
Advances From FHLB	68,320	69,757	—	69,757	—
Other Borrowed Money	10,781	10,781	10,781	—	—
Senior Convertible Debentures	6,084	6,084	—	6,084	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

	December 31, 2013
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash And Cash Equivalents	$7,630	$7,630	$7,630	$—	$—
Certificates Of Deposits With Other Banks	2,100	2,100	—	2,100	—
Investment And Mortgage-Backed Securities	431,003	431,003	—	431,003	—
Loans Receivable, Net	358,917	356,623	—	—	356,623
FHLB Stock	5,017	5,017	5,017	—	—

Financial Liabilities:
Deposits:
Checking, Savings, And Money Market Accounts	$401,813	$401,813	$401,813	$—	$—
Certificate Accounts	256,884	257,883	—	257,883	—
Advances From FHLB	87,740	92,608	—	92,608	—
Other Borrowed Money	8,003	8,003	8,003	—	—
Senior Convertible Debentures	6,084	6,084	—	6,084	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

At September 30, 2014, the Bank had $49.3 million of off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

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

12. Accounting and Reporting Changes

The following is a summary of recent authoritative pronouncements that could affect accounting, reporting, and disclosure of financial information by the Company:

In January 2014, the Financial Accounting Statndards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” . The amendments in this ASU are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (OREO). In addition, the amendments require a creditor to reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which creates Topic 606 and supercedes Topic 605, “Revenue Recognition.” The core principle of the new guidance in this ASU is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016. The Company will apply the guidance using a modified retrospective approach. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, “Repurchase-To-Maturity Transactions Repurchase Financings and Disclosures,” which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments will be effective for the Company for the first interim or annual period beginning after December 15, 2014. The Company will apply the guidance by making a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

In August 2014, the FASB issued ASU 2014-14," Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure." Current U.S. generally accepted accounting principles (“GAAP”) provides classification and measurement guidance for situations in which a creditor obtains a debtor’s assets in satisfaction of a receivable, including receipt of assets through foreclosure, but does not provide specific guidance on how to classify and measure foreclosed loans that are government guaranteed. Current GAAP also does not provide guidance on how to determine the unit of account; that is, whether a single asset should be recognized or whether two separate assets should be recognized (real estate and a guarantee receivable). In practice, most creditors derecognize the loan and recognize a single asset. Some creditors recognize a nonfinancial asset (other real estate owned), while others recognize a financial asset (typically, a guarantee receivable). Regardless of the classification of the asset (or assets), measurement of the asset (or total measurement of the assets) in practice generally represents the amount recoverable under the guarantee. The amendments in this ASU should reduce variations in practice by providing guidance on how to classify and measure certain government-guaranteed mortgage loans upon foreclosure. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company’s adoption of this ASU is not expected to have a material effect on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements, management will need to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within one year after the date that the financial statements are issued. The ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively. The Company does not expect the adoption of this ASU will have a material effect on its consolidated financial statements.

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

•
legislative or regulatory changes that adversely affect our business including the effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III, and any changes in rules applicable to institutions participating in the U.S. Department of Treasury’s Community Development Capital Initiative or other rules;

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

Financial Condition At September 30, 2014 and December 31, 2013

General – Total assets decreased $20.4 million or 2.4% to $828.9 million at September 30, 2014 from $849.2 million at December 31, 2013. The primary reason for the decrease in total assets was a decrease of $14.8 million and $3.4 million in net loans receivable and other assets, respectively, offset partially by an increase of $1.1 million in premises and equipment, net.

Assets – The increases and decreases in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	September 30, 2014	December 31, 2013	Amount	Percent
Cash And Cash Equivalents	$8,210,921	$7,629,771	$581,150	7.6%
Investment And Mortgage- Backed Securities – Available For Sale	428,819,911	431,003,452	(2,183,541)	(0.5)
Loans Receivable, Net	344,114,867	358,916,665	(14,801,798)	(4.1)
Premises And Equipment, Net	18,377,829	17,243,390	1,134,439	6.6
FHLB Stock	3,851,600	5,016,600	(1,165,000)	(23.2)
Bank Owned Life Insurance	11,075,045	11,474,305	(399,260)	(3.5)
Intangible Assets, Net	—	11,970	(11,970)	(100.0)
Other Assets	4,139,647	7,547,528	(3,407,881)	(45.2)

Cash and cash equivalents increased $581,000 or 7.6% to $8.2 million at September 30, 2014 from $7.6 million at December 31, 2013. Investment and mortgage-backed securities available for sale decreased $2.2 million or 0.5% to $428.8 million at September 30, 2014 from $431.0 million at December 31, 2013.

Loans receivable, net, decreased $14.8 million or 4.1% to $344.1 million at September 30, 2014 from $358.9 million at December 31, 2013. This decrease was a result of increased loan paydowns combined with lower loan demand from creditworthy borrowers. Residential real estate loans decreased $3.3 million or 4.0% to $79.7 million at September 30, 2014 from $83.0 million at December 31, 2013. Consumer loans decreased $1.9 million or 3.7% to $50.3 million at September 30, 2014 compared to $52.2 million at December 31, 2013. Commercial real estate loans decreased $15.4 million or 6.7% to $213.0 million at September 30, 2014 from $228.4 million at December 31, 2013.

Commercial business loans increased $2.4 million or 30.6% to $10.2 million at September 30, 2014 from $7.8 million at December 31, 2013. Loans held for sale increased $823,000 or 66.7% to $2.1 million at September 30, 2014 from $1.2 million at December 31, 2013.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Premises and equipment, net increased $1.1 million or 6.6% to $18.4 million at September 30, 2014 from $17.2 million at December 31, 2013. The increase is attributable to land purchased for $1.3 million during the nine months ended September 30, 2014 for a prospective future branch site in Columbia County, Georgia.

Bank owned life insurance decreased $399,000 or 3.5% to $11.1 million at September 30, 2014 compared to $11.5 million at December 31, 2013. The decrease reflects the redemption of $624,000 in life insurance during the nine months ended September 30, 2014, which was offset slightly by $225,000 in income from bank owned life insurance.

Other assets decreased $3.4 million or 45.2% to $4.1 million at September 30, 2014 compared to $7.5 million at December 31, 2013. The decrease is a result of deferred taxes related to increased unrealized gains in the investment portfolio.

Liabilities
Deposit Accounts – The balances, weighted average rates and increases and decreases in deposit accounts were as follows:

					Balance
	September 30, 2014		December 31, 2013		Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Amount	Percent
Demand Accounts:
Checking	$141,623,047	0.03%	$136,695,876	0.04%	$4,927,171	3.60%
Money Market	229,895,626	0.19	240,631,708	0.28	(10,736,082)	(4.46)
Statement Savings Accounts	27,830,465	0.10	24,485,648	0.10	3,344,817	13.66
Total	399,349,138	0.13	401,813,232	0.19	(2,464,094)	(0.61)

Certificate Accounts
0.00 – 1.99%	223,355,236		226,750,180		(3,394,944)	(1.50)
2.00 – 2.99%	23,585,952		28,848,252		(5,262,300)	(18.24)
3.00 – 3.99%	173,598		1,285,108		(1,111,510)	(86.49)
Total	247,114,786	0.77	256,883,540	0.83	(9,768,754)	(3.80)
Total Deposits	$646,463,924	0.37%	$658,696,772	0.44%	$(12,232,848)	(1.86)%

Included in the certificate accounts above were $30.6 million and $25.6 million in brokered deposits at September 30, 2014 and December 31, 2013, respectively, with a weighted average interest rate of 1.01% and 1.23%, respectively.

Advances From FHLB – FHLB advances are summarized by contractual year of maturity and weighted average interest rate in the table below:

					Balance
	September 30, 2014		December 31, 2013		Decrease
Fiscal Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2014	$15,420,000	1.93%	$34,840,058	1.64%	$(19,420,058)	(55.74)%
2015	15,000,000	4.01	15,000,000	4.01	—	—
2016	20,000,000	4.61	20,000,000	4.61	—	—
2017	12,900,000	4.38	12,900,000	4.38	—	—
2018	5,000,000	3.39	5,000,000	3.39	—	—
Thereafter	—	—	—	—	—	—
Total Advances	$68,320,000	3.74%	$87,740,058	3.23%	$(19,420,058)	(22.13)%

Advances are secured by a blanket collateral agreement with the FHLB pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $99.1 million and $100.6 million at September 30, 2014,

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

respectively, and $111.6 million and $102.7 million at December 31, 2013, respectively. Advances are subject to prepayment penalties.

The following table shows FHLB advances at September 30, 2014 that are callable at the option of the FHLB as of the dates indicated. These advances are also included in the above table. If an advance is called, the Bank has the option to pay off the advance without penalty, reborrow the funds on different terms, or convert the advance to a three-month floating rate advance tied to the London Interbank Offered Rate (“LIBOR”).

As of September 30, 2014
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

Other Borrowings – - The Bank had $10.8 million in other borrowings (non-FHLB advances) at September 30, 2014 an increase of $2.8 million or 34.7% from $8.0 million at December 31, 2013. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At both September 30, 2014 and December 31, 2013, the interest rate paid on the repurchase agreements was 0.15%. The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $18.5 million and $19.2 million, respectively, at September 30, 2014 and $14.8 million and $15.4 million, respectively, at December 31, 2013.

Junior Subordinated Debentures – On September 21, 2006, Security Federal Statutory Trust , issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures, generating proceeds of $5.0 million. The Company used the proceeds for general corporate purposes, primarily to provide capital to the Bank. The Capital Securities qualify as Tier 1 capital under Federal Reserve guidelines. The Debentures are the sole assets of the Trust. The Company’s obligations under the Debentures and related instruments, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trust.

The Capital Securities accrue and pay distributions annually at a rate per annum equal to 1.93% at September 30, 2014. Prior to September 2011, one-half of the Capital Securities issued in the transaction had a fixed rate of 6.88% and the remaining half had a floating rate of three-month LIBOR plus 170 basis points. After September 2011, the fixed rate was converted to the floating rate, with all of the Capital Securities having a floating rate of three month LIBOR plus 170 basis points. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

The debentures are redeemable, in whole or in part, at the option of the Company at any time on or after December 1, 2019, at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest to, but excluding, the date of redemption. The debentures are unsecured general obligations of the Company ranking equal in right of payment to all of the Company's present and future unsecured indebtedness that is not expressly subordinated.

Equity – Shareholders’ equity increased $7.7 million or 9.8% to $85.7 million at September 30, 2014 from $78.0 million at December 31, 2013. Accumulated other comprehensive income, net of tax, comprised primarily of unrealized gains on securities available for sale, net of tax, increased $4.2 million or 892.7% to $4.7 million at September 30, 2014 from $472,000 at December 31, 2013. The Company’s net income available for common shareholders was $4.2 million for the nine months ended September 30, 2014, after payment of $330,000 in preferred stock dividends. The Board of Directors of the Company declared common stock dividends totaling $707,000 during the nine months ended September 30, 2014. Book value per common share was $21.63 at September 30, 2014 and $19.02 at December 31, 2013.

Results of Operations for the Three Month Periods Ended September 30, 2014 and 2013

Net Income Available to Common Shareholders - Net income available to common shareholders increased $689,000 or 75.5% to $1.6 million or $0.52 per diluted common share for the three months ended September 30, 2014 compared to $912,000 or $0.31 per diluted common share for the three months ended September 30, 2013. The increase in net income available to common shareholders was primarily a result of an increase in net interest income combined with decreases in the provision for loan losses. These factors were offset in part by a decrease in non-interest income in both periods.

Net Interest Income - The net interest margin on a tax equivalent basis increased 11 basis points to 3.15% for the three months ended September 30, 2014 from 3.04% for the comparable period in 2013 as the decline in the average cost of interest-bearing liabilities outpaced the decline in the average balance of interest-earning assets. Net interest income increased $94,000 or 1.6% to $6.0 million during the three months ended September 30, 2014, compared to $5.9 million for the same period in 2013. During the three months ended September 30, 2014, average interest earning assets decreased $26.1 million or 3.2% to $778.2 million from $804.4 million for the same period in 2013. Average interest-bearing liabilities decreased $38.5 million or 5.3% to $685.0 million for the three months ended September 30, 2014 from $723.5 million for the comparable period in 2013.

Interest Income - Total tax equivalent interest income decreased $389,000 or 4.9% to $7.5 million during the three months ended September 30, 2014 compared to the same period in 2013. This decrease was primarily the result of the decrease in interest-earning assets, particularly loans. Total interest income on loans decreased $524,000 or 9.7% to $4.9 million during the three months ended September 30, 2014 from $5.4 million during the comparable period in 2013 as a result of the average loan portfolio balance decreasing $22.6 million or 6.1% to $347.0 million combined with the yield on the loan portfolio decreasing 23 basis points to 5.59% from 5.82%. Interest income from mortgage-backed securities increased $178,000 or 13.1% to $1.5 million as a result of a 27 basis point increase in the portfolio yield combined with a $2.2 million increase in the average balance. Tax equivalent interest income from investment securities decreased $44,000 or 3.7% to $1.1 million as a result of a decrease of 5 basis points in the yield combined with a decrease of $3.1 million in the average balance of the investment securities portfolio.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014		2013
	Average Balance	Yield(1)	Average Balance	Yield(1)	Increase (Decrease) In Interest And Dividend Income From 2013
Loans Receivable, Net	$347,042,171	5.59%	$369,685,192	5.82%	$(523,504)
Mortgage-Backed Securities	248,093,103	2.48	245,876,609	2.21	178,316
Investment Securities(2)	180,227,672	2.49	183,338,969	2.54	(43,582)
Overnight Time And Certificates of Deposit	2,878,994	0.33	5,487,687	0.16	126
Total Interest-Earning Assets	$778,241,940	3.86%	$804,388,457	3.93%	$(388,644)
(1) Annualized
(2) Tax equivalent basis is calculated using an effective tax rate of 34% and amounted to $124,799 and $196,678 for the quarters ended September 30, 2014 and 2013, respectively.

Interest Expense - Total interest expense decreased $411,000 or 22.9% to $1.4 million during the three months ended September 30, 2014 compared to $1.8 million for the same period in 2013. The decrease in total interest expense was attributable to decreases in interest rates paid and a $38.5 million decrease in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $173,000 or 21.8% to $621,000 during the three months ended September 30, 2014 compared to $794,000 for the same period in 2013. The decrease was attributable to a 10 basis point decrease in the cost of deposit accounts combined with a $20.9 million decrease in average interest-bearing deposits to $595.9 million for the three months ended September 30, 2014 compared to $616.8 million for the three months ended September 30, 2013. The decrease was concentrated primarily in certificate accounts, which decreased $15.0 million or 5.6% to $251.3 million during the three months ended September 30, 2014 compared to $266.4 million for the same period in 2013. The Bank has been competing less aggressively for time deposits in its local market area and focusing instead on core deposits, or non time deposits.

Interest expense on FHLB advances and other borrowings decreased $237,000 or 27.7% to $617,000 during the three months ended September 30, 2014 from $854,000 for the same period in 2013. The average balance of FHLB advances and other borrowed money decreased $17.7 million or 18.4% to $77.8 million during the three months ended September 30, 2014 from $95.4 million for the same period in 2013. The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014		2013
	Average Balance	Yield(1)	Average Balance	Yield(1)	Decrease In Interest Expense From 2013
Now And Money Market Accounts	$317,476,865	0.16%	$325,852,310	0.23%	$(60,434)
Statement Savings Accounts	27,095,232	0.10	24,556,885	0.11	(111)
Certificates Accounts	251,348,542	0.78	266,366,465	0.90	(112,756)
FHLB Advances And Other Borrowed Money	77,792,528	3.17	95,442,908	3.58	(237,021)
Junior Subordinated Debentures	5,155,000	1.97	5,155,000	2.01	(511)
Senior Convertible Debentures	6,084,000	8.00	6,084,000	8.00	—
Total Interest-Bearing Liabilities	$684,952,167	0.81%	$723,457,568	0.99%	$(410,833)
(1) Annualized

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Provision for Loan Losses - The amount of the provision is determined by management’s on-going monthly analysis of the loan portfolio and the adequacy of the allowance for loan losses. The Company has established policies and procedures for evaluating and monitoring the overall credit quality of the loan portfolio and for the timely identification of potential problem loans including internal and external loan reviews. The adequacy of the allowance for loan losses is reviewed monthly by the Asset Classification Committee and quarterly by the Board of Directors.

Management’s monthly review of the adequacy of the allowance includes three main components. The first component is an analysis of loss potential in various homogeneous segments of the portfolio based on historical trends and the risk inherent in each category. Previously, management applied a five year historical loss ratio to each loan category to estimate the inherent loss in these pooled loans. However, as a result of the decline in economic conditions and the unprecedented increases in delinquencies and charge offs experienced by the industry, the Company no longer considers five year historical losses relevant indicators of future losses. As a result management applies 12 to 24 month historical loss ratios to each loan category to more accurately project losses in the near future.

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

Net charge-offs were $465,000 or 0.13% of gross loans during the three months ended September 30, 2014 compared to $958,000 or 0.26% of gross loans for the same three month period in 2013. There was no provision for loan losses for the quarter ended September 30, 2014 compared to $600,000 for the same quarter in the prior year. The following table details selected activity associated with the allowance for loan losses for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
Beginning Balance	$9,112,157	$11,007,279
Provision	—	600,000
Charge-offs	(590,942)	(1,002,990)
Recoveries	125,759	45,042
Ending Balance	$8,646,974	$10,649,331

Allowance For Loan Losses As A Percentage Of Gross Loans Receivable, Held For Investment At The End Of The Period	2.4%	2.8%
Allowance For Loan Losses As A Percentage Of Impaired Loans At The End Of The Period	41.5%	31.6%
Impaired Loans	$20,828,179	$34,527,535
Gross Loans Receivable, Held For Investment And Held For Sale	$355,208,453	$378,121,468
Total Loans Receivable, Net	$344,114,867	$364,923,095

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

Non-Interest Income - Non-interest income decreased $252,000 or 14.5% to $1.5 million for the three months ended September 30, 2014, compared to $1.7 million for the three months ended September 30, 2013. The following table provides a detailed analysis of the changes in the components of non-interest income:

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	Amounts	Percent
Gain On Sale Of Investments	$142,816	$419,360	$(276,544)	(65.9)%
Gain On Sale Of Loans	119,041	227,332	(108,291)	(47.6)
Service Fees On Deposit Accounts	300,920	303,350	(2,430)	(0.8)
Commissions From Insurance Agency	116,894	103,330	13,564	13.1
Income From Cash Value Of Life Insurance	75,000	78,000	(3,000)	(3.8)
Trust Income	158,000	135,000	23,000	17.0
Check Card Fee Income	229,542	222,252	7,290	3.3
CDFI Financial Award Income	183,789	97,000	86,789	89.5
Other	160,304	152,467	7,837	5.1
Total Non-Interest Income	$1,486,306	$1,738,091	$(251,785)	(14.5)%

The gain on sale of investments was $143,000 during the quarter ended September 30, 2014, a decrease of $277,000 or 65.9% compared to $419,000 for the same period last year. The gain resulted from the sale of 20 investments during the quarter ended September 30, 2014 compared to 10 investments during the same period in 2013. Management elected to sell a portion of the Bank's investments that were anticipated to perform poorly when interest rates increase. These investments were replaced with alternative investments that perform better in a rising interest rate environment. Gain on sale of loans decreased $108,000 or 47.6% to $119,000 for the three months ended September 30, 2014 from $227,000 three months ended September 30, 2013 as the number of mortgage refinances are at a record low.

CDFI financial award income increased $87,000 or 89.5% to $184,000 during the three months ended September 30, 2014, compared to $97,000 for the same period in 2013. In 2012, the Bank received a Community Development Financial Assistance ("CDFA") award in recognition of its commitment to community development. The Bank used the CDFA award to fund a new Small Business Microloan program which provides small, short-term loans to small businesses. These microloans help boost the local economy by enabling small businesses to obtain credit not otherwise available to them. The Bank received a total award of $1.5 million to be recognized on a pro-rata basis as the microloans are funded. At September 30, 2014, the Bank had $243,000 in microloans left to be funded.

General And Administrative Expenses –For the quarter ended September 30, 2014, non-interest expense decreased $642,000 or 11.3% to $5.0 million compared to $5.7 million for the same period in 2013. The decrease in non-interest expense was primarily a result of a decrease in the prepayment penalties on FHLB advances and net cost of operation of other real estate owned. The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	Amounts	Percent
Compensation And Employee Benefits	$2,781,418	$2,677,608	$103,810	3.9%
Occupancy	515,881	484,857	31,024	6.4
Advertising	115,268	79,130	36,138	45.7
Depreciation And Maintenance Of Equipment	408,685	412,020	(3,335)	(0.8)
FDIC Insurance Premiums	177,537	191,535	(13,998)	(7.3)
Amortization Of Intangibles	—	12,501	(12,501)	(100.0)
Net (Profit) Cost Of Operation Of Other Real Estate Owned	(71,623)	506,174	(577,797)	(114.1)
Prepayment Penalties On FHLB Advances	—	191,181	(191,181)	(100.0)
Other	1,095,710	1,109,892	(14,182)	(1.3)
Total General And Administrative Expenses	$5,022,876	$5,664,898	$(642,022)	(11.3)%

Compensation and employee benefits expenses increased $104,000, or 3.9% to $2.8 million for the three months ended September 30, 2014 compared to $2.7 million for the same period last year. The Company recognized $75,000 in accrued bonuses during the three months ended September 30, 2014 related to a new incentive compensation plan offered to employees during the year. Occupancy expense increased $31,000 or 6.4% to $516,000 for the three months ended September 30, 2014 compared to $485,000 for the three months ended September 30, 2013. Advertising expense increased $36,000 or 45.7% during the same period.

Net profit of operation of other real estate owned decreased $578,000 or 114.1% to $72,000 during the quarter ended September 30, 2014 from net cost of $506,000 during the quarter ended September 30, 2013. This amount includes all expenses associated with other real estate owned including write-down in value and gain or loss on sales incurred during the period. For the three months ended September 30, 2014, the Bank had no write-downs on other real estate owned compared to write-downs on other real estate owned of $550,000 during the three months ended September 30, 2013.

The Company did not prepay any FHLB advances during the three months ended September 30, 2014 compared to the prepayment penalty of $191,000 incurred for paying down FHLB advances during the three months ended September 30, 2013. During 2013, the Company elected to prepay these higher rate advances to lower cost of funds.

Provision For Income Taxes – The provision for income taxes increased $395,000 or 109.6% to $756,000 for the three months ended September 30, 2014 from $361,000 for the same period one year ago. Income before income taxes was $2.5 million and $1.4 million for the three months ended September 30, 2014 and 2013, respectively. The Company’s combined federal and state effective income tax rate for the current quarter was 30.6% compared to 26.1% for the same quarter one year ago.

Results of Operations for the Nine Month Periods Ended September 30, 2014 and 2013

Net Income Available to Common Shareholders - Net income available to common shareholders increased $1.9 million or 85.6% to $4.2 million for the nine months ended September 30, 2014 compared to $2.2 million for the nine months ended September 30, 2013. The increase in net income was primarily the result of an increase of $556,000 in net interest income combined with a decrease of $2.4 million in the provision for loan losses. These factors were offset partially by a decrease of $1.1 million in non-interest income.

Net Interest Income - The net interest margin increased 17 basis points to 3.07% for the nine months ended September 30, 2014 from 2.90% for the comparable period in 2013. As a result, net interest income increased $556,000 or 3.2% to $17.8 million during the nine months ended September 30, 2014, compared to $17.2 million for the same period in 2013. During the nine months ended September 30, 2014, average interest earning assets decreased $22.9 million or 2.8% to $789.1 million while average interest-bearing liabilities decreased $35.7 million or 4.8% to $700.1 million from $735.8 million for the nine months ended September 30, 2013.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Income - Total interest income decreased $870,000 or 3.8% to $22.2 million during the nine months ended September 30, 2014 from $23.1 million for the same period in 2013. This decrease is the result of the decrease in interest-earning assets and a slight decrease in yield. Total interest income on loans decreased $1.8 million or 11.2% to $14.6 million during the nine months ended September 30, 2014 from $16.5 million for the same period in 2013 as a result of the average loan portfolio balance decreasing $28.4 million or 7.4% to $353.0 million from $381.4 million for the same period in 2013 and the yield on the loan portfolio decreasing 23 basis points to 5.53%. Interest income from mortgage-backed securities increased $625,000 or 15.9% to $4.6 million as a result of a 29 basis point increase in the portfolio yield combined with a $4.1 million or 1.6% increase in the average balance. Tax equivalent interest income from investment securities increased $292,000 or 9.4% to $3.4 million as a result of an increase of 66 basis points in the yield combined with an increase of $4.2 million or 2.3% in the average balance of the investment securities portfolio.
The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014		2013
	Average Balance	Yield(1)	Average Balance	Yield(1)	Increase (Decrease) In Interest And Dividend Income From 2013
Loans Receivable, Net	$352,966,633	5.53%	$381,399,510	5.76%	$(1,848,525)
Mortgage-Backed Securities	251,245,215	2.42	247,102,910	2.13	625,003
Investment Securities(2)	182,051,212	2.47	177,810,780	2.31	291,905
Overnight Time And Certificates Of Deposit	2,882,492	0.39	5,741,907	0.15	2,108
Total Interest-Earning Assets	$789,145,552	3.82%	$812,055,107	3.86%	$(929,509)
(1) Annualized
(2) Tax equivalent basis is calculated using an effective tax rate of 34% and was $372,247 and $431,429 for the nine months ended September 30, 2014 and 2013, respectively.

Interest Expense - Total interest expense decreased $1.4 million or 24.3% to $4.4 million during the nine months ended September 30, 2014 compared to $5.9 million for the same period last year. The decrease in total interest expense is attributable to decreases in interest rates paid and a $35.7 million decrease in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $721,000 or 26.9% to $2.0 million during the nine months ended September 30, 2014 compared to $2.7 million for the same period last year. The decrease was attributable to a 16 basis point decrease in the cost of deposit accounts combined with a $15.3 million decrease in average interest-bearing deposits to $604.7 million for the nine month period ended September 30, 2014 when compared to $620.0 million for the nine month period ended September 30, 2013. The decrease was concentrated in the certificate accounts, which decreased $17.6 million or 6.4% to $257.0 million during the nine months ended September 30, 2014 compared to the same period in 2013. Interest expense on FHLB advances and other borrowings decreased $704,000 or 25.6% to $2.0 million during the nine months ended September 30, 2014. The average balance of FHLB advances and other borrowed money decreased $20.4 million or 19.4% to $84.2 million during the nine months ended September 30, 2014 from $104.6 million for the same period last year.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the nine months ended September 30, 2014 and 2013:

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended September 30,
	2014		2013
	Average Balance	Yield(1)	Average Balance	Yield(1)	Decrease In Interest Expense From 2013
Now And Money Market Accounts	$321,526,411	0.18%	$321,456,199	0.26%	$(194,757)
Statement Savings Accounts	26,162,629	0.10	23,966,047	0.15	(8,183)
Certificates Accounts	257,008,845	0.78	274,567,650	0.98	(517,667)
FHLB Advances And Other Borrowed Money	84,183,061	3.25	104,555,567	3.58	(703,620)
Junior Subordinated Debentures	5,155,000	1.96	5,155,000	2.01	(1,906)
Senior Convertible Debentures	6,084,000	8.00	6,084,000	8.00	—
Total Interest-Bearing Liabilities	$700,119,946	0.85%	$735,784,463	1.06%	$(1,426,133)
(1) Annualized

Provision for Loan Losses - The provision for loan losses was $200,000 for the nine months ended September 30, 2014 compared to $2.6 million for the same period in the prior year. The decrease in the provision for loan losses is attributable to a decline in net charge offs. Net charge offs for the nine months ended September 30, 2014 declined $1.5 million or 45.8% to $1.8 million from $3.3 million during the comparable period in 2013.

The following table details selected activity associated with the allowance for loan losses for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Beginning Balance	$10,241,970	$11,318,371
Provision	200,000	2,645,381
Charge-offs	(2,384,994)	(3,470,300)
Recoveries	589,998	155,879
Ending Balance	$8,646,974	$10,649,331

Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral. In the event an acceptable arrangement cannot be reached, we may need to acquire these properties through foreclosure or other means and subsequently sell, develop or liquidate them.

Non-Interest Income - Non-interest income decreased $1.1 million or 19.7% to $4.4 million for the nine months ended September 30, 2014, compared to $5.4 million for the nine months ended September 30, 2013. The following table provides a detailed analysis of the changes in the components of non-interest income:

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	Amounts	Percent
Gain On Sale Of Investments	$187,687	$1,173,140	$(985,453)	(84.0)%
Gain On Sale Of Loans	465,571	622,960	(157,389)	(25.3)
Service Fees On Deposit Accounts	861,476	845,444	16,032	1.9
Income From Cash Value Of Life Insurance	479,364	261,000	218,364	83.7
Commissions From Insurance Agency	317,757	348,292	(30,535)	(8.8)
Trust Income	404,000	405,000	(1,000)	(0.2)
Check Card Fee Income	674,098	640,374	33,724	5.3
CDFI Financial Award Income	483,499	733,071	(249,572)	(34.0)
Other	481,191	396,695	84,496	21.3
Total Non-Interest Income	$4,354,643	$5,425,976	$(1,071,333)	(19.7)%

Gain on sale of investments was $188,000 during the nine months ended September 30, 2014 a decrease of $985,000 or 84.0% compared to $1.2 million during the same period last year. The gain resulted from the sale of 41 investments during the period compared to 22 in the comparable period of 2013. Management elected to sell a portion of the Bank's investments that were anticipated to perform poorly when interest rates increase. These investments were replaced with investments that perform better in a rising interest rate environment.

Gain on sale of loans decreased $157,000 or 25.3% to $466,000 for the nine months ended September 30, 2014 compared to $623,000 for the same period last year. Mortgage refinances have been significantly reduced as a result of the prolonged period of historically low interest rates.

Income from the cash value of life insurance increased $218,000 or 83.7% to $479,000 for the nine months ended September 30, 2014 compared to $261,000 for the same period in 2013. The Bank recognized $254,000 in death benefits in 2014 in addition to $225,000 in income related to changes in the cash surrender value of the bank owned life insurance policies.

CDFI financial award income decreased $250,000 or 34.0% to $483,000 during the nine months ended September 30, 2014 compared to $733,000 for the same period in 2013. The Bank received a CDFA award in 2013 in recognition of its commitment to community development. The CDFA award totaled $1.5 million, of which $243,000 in income remains to be recognized as the microloans are funded.

General And Administrative Expenses – For the nine months ended September 30, 2014, non-interest expense decreased $903,000 or 5.5% to $15.7 million compared to $16.6 million for the same period in 2013. The decrease in non-interest expense is primarily a result of a decrease in the net cost of operation of other real estate owned and prepayment penalties on FHLB advances during the nine months ended September 30, 2014 offset partially by an increase in compensation and employee benefits and advertising expenses. The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	Amounts	Percent
Compensation And Employee Benefits	$8,464,967	$8,267,433	$197,534	2.4%
Occupancy	1,491,633	1,447,835	43,798	3.0
Advertising Expense	358,527	256,861	101,666	39.6
Depreciation And Maintenance Of Equipment	1,219,461	1,220,952	(1,491)	(0.1)
FDIC Insurance Premiums	541,779	555,733	(13,954)	(2.5)
Amortization Of Intangibles	11,970	37,503	(25,533)	(68.1)
Net Cost Of Operation Of Other Real Estate Owned	451,947	1,243,935	(791,988)	(63.7)
Prepayment Penalties On FHLB Advances	—	429,523	(429,523)	(100.0)
Other	3,125,894	3,109,619	16,275	0.5
Total General And Administrative Expenses	$15,666,178	$16,569,394	$(903,216)	(5.5)%

Net cost of operation of other real estate owned decreased $792,000 or 63.7% to $452,000 for the nine months ended September 30, 2014 from $1.2 million during the nine months ended September 30, 2013. For the nine months ended September 30, 2013, the Bank had $1.1 million in write downs on other real estate owned compared to $405,000 for the nine months ended September 30, 2014.

The Company did not prepay any FHLB advances during the nine months ended September 30, 2014, compared to a prepayment penalty of $430,000 for paying down FHLB advances during the nine months ended September 30, 2013. As part of the Company's strategy during 2013, management elected to replace some higher rate advances with lower rate callable certificates of deposit.

Compensation and employee benefits expenses were at $8.5 million for the nine months ended September 30, 2014, increasing $198,000 or 2.4% from $8.3 million during the same period last year. The Company recognized $175,000 in accrued bonuses during the nine months ended September 30, 2014 related to a new incentive compensation plan offered to employees during the year compared to none in 2013. Advertising expense increased $102,000 or 39.6% to $359,000 for the nine months ended September 30, 2014 compared to $257,000 for the nine months ended September 30, 2013.

Provision For Income Taxes – The provision for income taxes increased $915,000 or 106.3% to $1.8 million for the nine months ended September 30, 2014 from $860,000 for the same period one year ago. Income before income taxes was $6.3 million and $3.4 million for the nine months ended September 30, 2014 and 2013, respectively. The Company’s combined federal and state effective income tax rate for the nine months ended September 30, 2014 was 28.3% compared to 25.0% for the same period in 2013.

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

During the nine months ended September 30, 2014 loan repayments exceeded loan disbursements resulting in a $14.8 million or 4.1% decrease in total net loans receivable. During the nine months ended September 30, 2014, deposits decreased $12.2 million and FHLB advances decreased $19.4 million. The Bank had $184.9 million in additional borrowing capacity at the FHLB at the end of the period. At September 30, 2014, the Bank had $138.5 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed on maturity.

At September 30, 2014, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action with total risk based, Tier 1 risk based and Tier 1 leverage ratios of 23.6%, 22.3% and 10.3%, respectively. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, Tier 1 risk based and Tier 1 leverage ratios of 10%, 6% and 5%, respectively. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2014.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused Lines Of Credit	$2,100	$1,322	$15,854	$19,276	$29,162	$48,438
Standby Letters Of Credit	134	110	550	794	33	827
Total	$2,234	$1,432	$16,404	$20,070	$29,195	$49,265

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

For the three and nine months ended September 30, 2014, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 3.05% and 2.97% respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at September 30, 2014 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

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

101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter     ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets;     (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Changes in Shareholders’Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements (16)

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
SECURITY FEDERAL CORPORATION

Date:	November 12, 2014	By:	J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
Duly Authorized Representative

Date:	November 12, 2014	By:	Jessica T. Cummins
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

101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements