Form 10-K
period 2014-12-31
SECURITY FEDERAL CORP
filed 2015-03-20
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period _________ to _________

Commission File Number: 0-16120

SECURITY FEDERAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

South Carolina	57-08580504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
238 Richland Avenue Northwest, Aiken, South Carolina	29801
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(803) 641-3000

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.01 per share
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES         NO    X

As of March 20, 2015, there were issued and outstanding 2,945,474 shares of the registrant's Common Stock, which are traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol "SFDL."  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of June 30, 2014, was $30.2 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant's Annual Report to Stockholders for the Fiscal Year Ended December 31, 2014. (Part II)

2.	Portions of the Registrant's Proxy Statement for the 2015 Annual Meeting of Stockholders. (Part III)

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

•
legislative or regulatory changes that adversely affect our business, including the effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act; changes in regulatory policies and principles, or the interpretation of regulatory capital requirements or other rules, including as a result of Basel III; and any changes in rules affecting our ability to comply with the requirements of the U. S. Department of Treasury Community Development Capital Initiative;

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

i

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

At December 31, 2014, the Company had assets of $825.4 million, deposits of $660.1 million and shareholders' equity of $87.4 million.

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

Security Federal Bank has a wholly owned subsidiary, Security Federal Insurance, which is an insurance agency subsidiary that offers auto, business, and home insurance. Security Federal Insurance also has a wholly owned subsidiary, Collier Jennings Financial Corporation, which has three wholly owned subsidiaries: Security Federal Auto Insurance, The Auto Insurance Store Inc., and Security Federal Premium Pay Plans Inc.  Security Federal Premium Pay Plans Inc. has one wholly owned insurance premium finance subsidiary and also has an ownership interest in four other insurance premium finance subsidiaries.

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

On July 31, 2013, the Company repurchased its outstanding warrant at a fair market value of $50,000 from the U.S. Treasury. As a result of the transaction, the warrant was canceled which reduced warrants outstanding by $400,000 and increased additional paid in capital by $350,000. For additional information regarding the CDCI transaction and the TARP CPP transaction, see Note 16 of the Notes to Consolidated Financial Statements contained in the 2014 Annual Report to Stockholders ("Annual Report").

Selected Consolidated Financial Information.  This information is incorporated by reference to pages 7 and 8 of the Annual Report.

Yields Earned and Rates Paid.  This information is incorporated by reference to page 21 of the Annual Report.

Rate/Volume Analysis.  This information is incorporated by reference to page 20 of the Annual Report.

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

	At December 31,						At March 31,
	2014		2013		2012		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
TYPE OF LOAN:
Real estate loans:
Residential real estate	$75,099	21.5%	$77,169	20.7%	$88,895	21.6%	$90,998	20.4%	$99,219	19.8%	$105,170	17.9%
Owner occupied residential construction	4,049	1.2	7,069	1.9	6,553	1.6	9,482	2.1	16,975	3.4	16,248	2.8
Total residential real estate loans	79,148	22.7	84,238	22.6	95,448	23.2	100,480	22.5	116,194	23.2	121,418	20.7
Commercial loans:
Commercial business	10,564	3.0	7,775	2.1	8,064	2.0	9,553	2.1	13,530	2.7	17,813	3.0
Commercial real estate	196,107	56.1	220,311	59.1	241,268	58.8	263,936	59.3	296,901	59.2	366,002	62.4
Multi-family	13,424	3.8	8,089	2.2	9,656	2.3	12,381	2.8	10,055	2.0	12,718	2.2
Total commercial loans	220,095	62.9	236,175	63.4	258,988	63.1	285,870	64.2	320,486	63.9	396,533	67.6
Consumer loans:
Deposit account	627	0.2	656	0.2	942	0.2	926	0.2	869	0.2	985	0.2
Home equity lines	24,157	6.9	25,156	6.7	26,330	6.4	26,996	6.1	28,776	5.7	29,944	5.1
Consumer first and second mortgages	7,905	2.3	9,385	2.5	11,393	2.8	11,973	2.7	13,741	2.7	18,545	3.1
Premium finance	3,260	0.9	2,626	0.7	2,644	0.6	2,916	0.7	2,947	0.6	406	0.1
Other	14,442	4.1	14,383	3.9	15,286	3.7	15,874	3.6	18,530	3.7	18,646	3.2
Total consumer loans	50,391	14.4	52,206	14.0	56,595	13.7	58,685	13.3	64,863	12.9	68,526	11.7
Total loans	349,634	100.0%	372,619	100.0%	411,031	100.0%	445,035	100.0%	501,543	100.0%	586,477	100.0%
Less:
Loans in process	1,379		3,465		2,002		1,887		4,580		5,620
Deferred fees and discount	24		(5)		5		22		(10)		151
Allowance for loan losses	8,357		10,242		11,318		14,615		12,502		12,307
Total loans receivable	$339,874		$358,917		$397,706		$428,511		$484,471		$568,399

The following table sets forth information concerning the composition of the Bank's loan portfolio, including loans held for sale, in dollar amounts and in percentages by type of loan, and presents a reconciliation of total loans receivable before net items.

	At December 31,						At March 31,
	2014		2013		2012		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
TYPE OF LOAN:
Fixed rate loans
Residential real estate	$12,832	3.7%	$11,061	3.0%	$15,479	3.8%	$13,511	3.0%	$15,435	3.1%	$11,488	2.0%
Commercial business and commercial real estate	185,862	53.2	201,048	54.0	208,604	50.7	226,407	50.9	251,766	50.2	280,702	47.9
Consumer	21,983	6.2	22,482	6.0	24,503	6.0	25,704	5.8	28,786	5.7	30,223	5.1
Total fixed rate loans	220,677	63.1	234,591	63.0	248,586	60.5	265,622	59.7	295,987	59.0	322,413	55.0
Adjustable rate loans
Residential real estate	66,316	19.0	73,177	19.6	79,969	19.5	86,969	19.5	100,759	20.1	109,930	18.7
Commercial business and commercial real estate	34,233	9.8	35,127	9.4	50,384	12.2	59,463	13.4	68,720	13.7	115,831	19.8
Consumer	28,408	8.1	29,724	8.0	32,092	7.8	32,981	7.4	36,077	7.2	38,303	6.5
Total adjustable rate loans	128,957	36.9	138,028	37.0	162,445	39.5	179,413	40.3	205,556	41.0	264,064	45.0
Total loans	349,634	100.0%	372,619	100.0%	411,031	100.0%	445,035	100.0%	501,543	100.0%	586,477	100.0%
Less
Loans in process	1,379		3,465		2,002		1,887		4,580		5,620
Deferred fees and discounts	24		(5)		5		22		(10)		151
Allowance for loan losses	8,357		10,242		11,318		14,615		12,502		12,307
Total loans receivable	$339,874		$358,917		$397,706		$428,511		$484,471		$568,399

The total amount of loans due after December 31, 2015, which have predetermined or fixed interest rates is $148.6 million, while the total amount of loans due after that date which have floating or adjustable interest rates is $116.2 million.

The following schedule illustrates the maturities of Security Federal's loan portfolio, including loans held for sale, at December 31, 2014.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period when the contract is due.  This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Residential Real Estate	Owner Occupied Residential Real Estate Construction Loans	Consumer	Commercial Construction and Acquisition and Development Loans	Commercial Business and Commercial Real Estate	Total
	(In Thousands)
Six months or less (1)	$2,110	$2,428	$9,216	$6,963	$17,747	$38,464
Over six months to one year	1	1,621	1,145	11,259	32,325	46,351
Over one year to three years	145	—	5,255	3,424	76,639	85,463
Over three to five years	464	—	6,025	—	44,856	51,345
Over five to ten years	1,383	—	6,796	—	11,417	19,596
Over ten years	70,996	—	21,954	—	15,465	108,415
Total	$75,099	$4,049	$50,391	$21,646	$198,449	$349,634
___________

(1)	Includes demand loans, loans having no stated maturity, overdraft loans and equity line of credit loans.

The commercial construction and acquisition and development ("A&D") loans category includes all loans made to builders to finance the A&D of residential neighborhoods and also any construction loans made to builders to finance the construction of single one to four family residences. Construction loans made to owners to finance the construction of a residence are included in the owner occupied residential real estate construction loan category.

Loan Originations/ Renewals, Purchases and Sales.  The following table shows the loan origination including renewals of previously funded loans, purchase, sale and repayment activities of the Bank for the periods indicated.

	Years Ended December 31,		Nine Months Ended December 31,	Years Ended March 31,
	2014	2013	2012	2012	2011	2010
	(In Thousands)
Originated/ Renewed:
Adjustable rate - residential real estate	$11,758	$13,021	$6,986	$17,051	$26,539	$27,644
Fixed rate - residential real estate (1)	23,617	28,892	24,136	37,862	74,776	65,229
Consumer	10,635	10,840	7,315	12,134	12,381	19,450
Commercial business and commercial real estate	116,169	172,694	113,629	192,809	200,459	289,246
Total consumer/commercial business real estate	126,804	183,534	120,944	204,943	212,840	308,696
Total loans originated/ renewed	162,179	225,447	152,066	259,856	314,155	401,569
Less:
Sold:
Fixed rate - residential real estate	22,986	32,272	22,037	40,356	73,971	67,779
Adjustable rate- residential real estate	—	—	725	—	—	—
Fixed rate - commercial real estate	—	—	996	—	—	—
Transfers to other real estate owned	1,638	3,861	2,456	4,277	15,582	10,574
Principal repayments	160,540	227,726	159,856	271,730	309,537	363,892
Increase (decrease) in other items, net	(3,942)	377	(3,199)	(547)	(1,007)	2,015
Net increase (decrease)	$(19,043)	$(38,789)	$(30,805)	$(55,960)	$(83,928)	$(42,691)
(1) Includes newly originated fixed rate loans held for sale and construction/permanent loans converted to fixed rate loans and sold.

In addition to interest earned on loans, the Bank receives loan origination fees or "points" for originating loans.  Loan points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for the creation of the loan.  The Bank's loan origination fees are generally 1% on conventional residential mortgages, and 0.25% to 1% on commercial real estate loans and commercial business loans.  The total fee income (including amounts amortized to income as yield adjustments) for the year ended December 31, 2014 was $498,000.

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

	At or For the Year Ended December 31,		At or For the Nine Months Ended December 31,	At or For the Year Ended March 31,
	2014	2013	2012	2012
		(Dollars in Thousands)
Net deferred mortgage loan origination fees earned during the period (1)	$23	$27	$37	$72

Mortgage loan origination fees earned as a percentage of total portfolio mortgage loans originated during the period	0.2%	0.2%	0.5%	0.4%

Net deferred mortgage loan origination fees in loan portfolio at end of period	$23	$30	$33	$47
___________

(1)	Includes amounts amortized to interest income as yield adjustments; does not include fees earned on loans sold.

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

Secondary market sales are made to other banks or institutional investors.  Generally all loans sold to investors are without recourse.  For the past several years, substantially all loans have been sold on a servicing released basis. During the year ended December 31, 2014, Security Federal sold $23.6 million in fixed rate residential loans on a servicing released basis in the secondary market.  Loans closed but not yet settled with banks or other investors, are carried in the Bank's "loans held for sale" portfolio.  At December 31, 2014, the Bank had $1.9 million of loans held for sale.  These loans are fixed rate residential loans that have been originated in the Bank's name and have closed.  Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Bank's customers.  Therefore, these loans present very little market risk for the Bank.  The Bank usually delivers to, and receives funding from, the investor within 30 days.  Security Federal originates all of its loans held for sale on a "best efforts" basis which means that the Bank suffers no penalty if it is unable to deliver a loan to a potential investor.

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

Upon receipt of a loan application and all required related information from a prospective borrower, the loan application is submitted for approval or rejection.  The residential mortgage loan underwriters approve loans which meet Freddie Mac and Fannie Mae underwriting requirements.  The Chairman of the Company, the Chief Executive Officer of the Company and the Bank, the President of the Bank, the Executive Vice President/Business Development, the Senior Vice President/Chief Lending Officer and Senior Vice President/Mortgage Lending individually have the authority to approve loans of $500,000 or less, except as set forth above for conforming conventionally underwritten, single family mortgage loans, which are approved by the underwriters.   Loans in excess of $500,000 and up to $1.0 million require the approval of any three of the following: Chairman of the Company, the Chief Executive Officer of the Company and the Bank, the President of the Bank, the President of the Holding Company, the Executive Vice President/Business Development, the Senior Vice President/Chief Lending Officer, the Vice Chairman of the Executive Committee or the Secretary of the Executive Committee.  Any loan in excess of $1.0 million must be approved by the Bank's Executive Committee, which operates as the Bank's Loan Committee.  The loan approval limits discussed above are the aggregate of all loans to any one borrower or entity, not including loans that are secured by the borrower's primary residence, and are conventionally underwritten.

The general policy of Security Federal is to issue loan commitments to qualified borrowers for a specified term. These commitments are generally for a period of 45 days or less.  With management approval, commitments may be extended for up to an additional 45 days.  As of December 31, 2014,  the Bank also had outstanding commitments on mortgage loans not yet closed of $571,000 compared to none at December 31, 2013. Security Federal had outstanding commitments available on all lines of credit (including letters of credit, commercial, undisbursed loans in process, home equity, VISA, and other consumer loans) totaling $51.1 million as of December 31, 2014.  See Note 18 of the Notes to Consolidated Financial Statements contained in the Annual Report.

Permanent Residential Mortgage Lending.  Permanent residential real estate mortgage loans constituted 21.5% of the Bank's total outstanding loan portfolio at December 31, 2014.

Security Federal offers a variety of ARMs which offer adjustable rates of interest, payments, loan balances or terms to maturity which vary according to specified indices.  The Bank's ARMs generally have a loan term of 15 to 30 years with initial rate adjustments every one, three, five or seven years during the term of the loan.  After the initial rate adjustment, the loan rate then adjusts annually.  Most of the Bank's ARMs contain a 200 basis point limit as to the maximum amount of change in the interest rate at any adjustment period and a 500 or 600 basis point limit over the life of the loan. The Bank generally originates ARMs to retain in its portfolio. These  loans are generally made consistent with Freddie Mac and Fannie Mae guidelines.  At December 31, 2014, residential ARMs totaled $66.3 million, or 19.0% of the Bank's loan portfolio.  For the year ended December 31, 2014, the Bank originated $35.4 million in residential real estate loans, 33.2% of which had adjustable rates of interest. At December 31, 2014, the Bank also held approximately $10.2 million in longer term fixed rate residential mortgage loans.  These loans were 2.9% of the entire loan portfolio at December 31, 2014. Currently, the Bank sells the majority of its longer term fixed rate mortgage loans at origination with a few exceptions.

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

The Bank also provides construction financing for single family dwellings to owner-occupants.  Construction loans are generally made for periods of six months to one year with either adjustable or fixed rates.  At December 31, 2014, residential construction loans on one- to four-family dwellings to owner-occupants totaled $4.0 million, or 1.2%, of the Bank's loan portfolio.

On loans of this type, the Bank seeks to evaluate the financial condition and prior performance of the builder, as well as the borrower's creditworthiness and his or her general ability to make principal and interest payments, and the value of the property that will secure the loan.  On construction loans offered to individuals (non-builders), the Bank offers a construction/permanent loan.  The one year construction portion of the loan has a fixed rate ranging currently from 2.75% to 6.25% depending on which ARM program the borrower has chosen for the permanent portion of the loan after the construction period.  The borrower pays interest on the loan during the construction phase.   After construction, the loan then automatically converts, depending on the borrower's upfront selection, to a one year ARM, a three year/one year ARM, or a five year/one year ARM loan in which the borrower will pay principal and interest.  The borrower also has the option, after the construction period only, to convert the loan to a fixed rate loan which the Bank then sells on the secondary market immediately on a servicing released basis.

Commercial Real Estate, Commercial Business and Multi-Family Loans.  The commercial business loans originated by the Bank are primarily secured by business equipment, furniture and fixtures, inventory and receivables, or are unsecured. At December 31, 2014, the Bank had $10.6 million, or 3.0%, of the Bank's total loan portfolio, in commercial business loans.  A total of $2.0 million, or 18.6% of these loans were unsecured at December 31, 2014.

The commercial real estate loans originated by the Bank are primarily secured by non-residential commercial properties, churches, hotels, residential developments, single family construction loans to builders for speculative or pre-sold homes, lot loans to builders, income property developments, and undeveloped land.  At December 31, 2014, the Bank had $196.1 million, or 56.1%, of the Bank's total loan portfolio, in commercial real estate loans. Included in these loans at December 31, 2014 was $8.8 million in A&D loans with terms of typically two to three years. Also included in commercial real estate loans was $11.4 million in loans for the construction of single family dwellings to builders with a term of typically one year.

The multi-family loans originated by the Bank are primarily secured by commercial residential properties including apartment complexes, condominiums or townhouses, and loans for acquisition and development of, or improvements to multi-family residential properties. At December 31, 2014, the Bank had $13.4 million, or 3.8%, of the Bank's total loan portfolio, in multi-family loans.

The following table summarizes the Bank's commercial real estate, multi-family, and commercial business loans by geographic market area at December 31, 2014.

	Aiken County Area	Midlands Area SC	Metro Augusta, GA	Other	Total
	(In Thousands)
Commercial real estate	$86,778	$37,942	$44,882	$26,505	$196,107
Multi-family	2,573	8,014	1,632	1,205	13,424
Commercial business	7,357	961	1,741	505	10,564
Total	$96,708	$46,917	$48,255	$28,215	$220,095

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
Commercial real estate lending entails significant additional credit risk when compared to residential lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers.  Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy.  In order to minimize the risks associated with this type of loan, the Bank generally limits the maximum loan-to-value ratio for commercial real estate to 65% to 80%, based on appraisals of the property at the time of the loan by appraisers designated by the Bank, and strictly scrutinizes the credit history, financial condition and cash flow of the borrower, the quality of the collateral and the expertise of management of the property securing the loan. Although the creditworthiness of the business and its principals is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. A&D loans secured by improved lots generally involve greater risks than residential mortgage lending because these loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, we may be confronted with a property, the value of which is insufficient to assure full payment.

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

Federal law restricts the Bank's permissible lending limits to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus.  At December 31, 2014, the Bank's legal lending limit under this restriction was $14.3 million.  At that date, the Bank's largest loan relationship to a single borrower was $10.8 million.  South Carolina law restricts the Bank's permissible lending limits to one borrower to 10% of unimpaired capital unless prior approval is granted by a two-thirds vote of the Board of Directors, in which case the limit is increased to 15% of unimpaired capital.  The Bank's lending limit at 10% of unimpaired capital was $9.6 million at December 31, 2014. The $10.8 million loan relationship mentioned above was approved by the full Board.

Consumer Loans.  The Bank originates consumer loans for any personal, family or household purpose, including the financing of home improvements, loans to individuals for residential lots for a future home, automobiles, boats, mobile homes, recreational vehicles and education.  The Bank also makes consumer first and second mortgage loans secured by residences.  These loans typically do not qualify for sale in the secondary market, but are generally not considered sub-prime lending. In addition, the Bank offers home equity lines of credit.  Home equity loans are secured by mortgage liens on the borrower's principal or second residence. Home equity lines are open end lines of credit where the borrowers pay a minimum of interest only monthly on drawn lines.  The terms are for a maximum period of 20 years and the rate is a variable rate tied to prime and floats monthly.  Margins range from zero to one percent.  In 2012, the Bank instituted a floor of 5% on new originations and a maximum loan-to-value ratio of 80% for first mortgages originated by Security Federal and 60% for first mortgages originated by other lenders. Previously, the maximum loan-to-value ratio was 90%, but was decreased because of the current economic environment.  At December 31, 2014, the Bank had $24.2 million of home equity lines of credit outstanding and $19.1 million of additional commitments of home equity lines of credit.  The Bank also makes secured and unsecured lines of credit available.  Although consumer loans involve a higher level of risk than one- to four-family residential mortgage loans, they generally provide higher yields and have shorter terms to maturity than one- to four-family residential mortgage loans.  At December 31, 2014, the Bank had total consumer loans of $50.4 million, or 14.4% of the Bank's loan portfolio.

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

The Bank also has a credit card program.  As of December 31, 2014, the Bank had issued 3,319 Visa credit cards with total approved credit lines of $7.0 million, of which $2.3 million was outstanding on that date.

Loan Delinquencies and Defaults

General.  The Bank's collection procedures provide that when a real estate loan is approximately 20 days past due, the borrower is contacted by mail and payment is requested.  If the delinquency continues for another 10 days, subsequent efforts are made to contact the delinquent borrower and establish a program to bring the loan current.  In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs.  If the loan continues in a delinquent status for 60 days or more, the Bank generally initiates foreclosure proceedings after the customer has been notified by certified mail.  The Bank institutes the same collection procedure for its commercial real estate loans.  At December 31, 2014, the Bank had other real estate owned ('OREO') valued at $3.2 million.

Delinquent Loans.  The following table sets forth information concerning delinquent loans at December 31, 2014.  The amounts presented represent the total remaining principal balances of the delinquent loans (before specific reserves for losses), rather than the actual payment amounts which are overdue.

	Real Estate				Non-Real Estate
	Residential		Commercial		Consumer		Commercial Business
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Total
Loans delinquent for:	(Dollars in Thousands)
30 - 59 days	—	$—	26	$4,545	68	$1,869	8	$162	$6,576
60 - 89 days	6	1,087	10	1,095	4	91	5	100	2,373
90 days and over	27	3,062	46	9,859	19	574	3	247	13,742
Total delinquent loans	33	$4,149	82	$15,499	91	$2,534	16	$509	$22,691

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

The Company uses a risk based approach based on the following credit quality measures consistent with regulatory guidelines when analyzing the loan portfolio: pass, caution, special mention, and substandard. These indicators are used to rate the credit quality of loans for the purposes of determining the Company’s allowance for loan losses. Pass loans are loans that are performing and are deemed adequately protected by the net worth of the borrower or the underlying collateral value. These loans are considered the least risky in terms of determining the allowance for loan losses. Substandard loans are considered the most risky category. These loans typically have an identified weakness or weaknesses and are inadequately protected by the net worth of the borrower or collateral value. All loans 60 days or more past due are automatically classified in this category. The other two categories fall in between these two grades.

At December 31, 2014, $24.3 million, or 6.9%, of the Bank's loans were classified "substandard" compared to $31.9 million, or 8.6%, at December 31, 2013. At December 31, 2014, $36.1 million were designated as "special mention" compared to $26.7 million at December 31, 2013. At December 31, 2014, $34.9 million were designated as “caution” compared to $45.4 million at December 31, 2013. The Bank had no loans classified as "doubtful" or "loss" at December 31, 2014 and December 31, 2013. According to generally accepted accounting principles, the Bank is required to account for certain loan modifications or restructuring as a “troubled debt restructuring.” In general, the modification or restructuring of a debt is considered a troubled debt restructuring if the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that would not otherwise be considered. As of December 31, 2014, there were loans totaling $9.6 million which were troubled debt restructurings compared to $12.4 million at December 31, 2013.  The Bank's classification of assets is consistent with FDIC regulatory classifications.

Non-performing Assets.  Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful.  In addition, all loans are placed on non-accrual status when the loan becomes 90 days or more contractually delinquent.  All consumer loans more than 90 days delinquent are charged against the consumer loan allowance for loan losses unless there is adequate collateral which is in the process of being repossessed or foreclosed on.  At December 31, 2014, the Bank had $9.6 million in troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than market rate.  Other loans of concern are those loans (not delinquent more than 60 days) that management has determined need to be closely monitored as the potential exists for increased risk on these loans in the future.  Non-performing loans are reviewed monthly on a loan by loan basis.  Charge-offs, whether partial or in full, associated with these loans will vary based on estimates of recovery for each loan.

The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio.

	At December 31,			At March 31,
	2014	2013	2012	2012	2011	2010
		(Dollars in Thousands)
Loans Delinquent 60 to 89 Days:
Residential	$1,087	$1,363	$1,795	$742	$—	$559
Consumer	91	235	212	352	197	925
Commercial business	100	—	36	209	133	1
Commercial real estate	1,095	2,047	4,852	4,684	2,709	2,724
Total	$2,373	$3,645	$6,895	$5,987	$3,039	$4,209
Total as a percentage of total assets	0.29%	0.43%	0.77%	0.65%	0.33%	0.44%
Non-Accruing Loans Delinquent 90 Days or More:
Residential	$3,061	$4,608	$3,758	$3,639	$1,810	$4,344
Consumer	574	398	646	620	1,194	703
Commercial business	247	33	87	21	172	699
Commercial real estate	9,860	4,973	13,913	18,378	9,337	25,480
Total	$13,742	$10,012	$18,404	$22,658	$12,513	$31,226
Total as a percentage of total assets	1.66%	1.18%	2.07%	2.45%	1.34%	3.27%
Troubled debt restructurings (1)	$9,630	$12,394	$15,941	$18,029	$12,197	$336
OREO	$3,230	$3,947	$6,754	$14,160	$14,434	$10,773
Allowance for loan losses	$8,357	$10,242	$11,318	$14,615	$12,502	$12,307

(1)	Includes $2.4 million of TDRs in default, which are also included in the Non-Accruing Loans section of this table.

Non-performing commercial real estate loans increased $4.9 million to $9.9 million at December 31, 2014 from $5.0 million at December 31, 2013 primarily due to an increase in non-performing commercial real estate loans. The balance in non-performing commercial real estate loans at December 31, 2014 consisted of 46 loans to 28 borrowers with an average loan balance of $214,000 compared to 37 loans to 19 borrowers with an average loan balance of $134,000 at December 31, 2013.

Of the non-performing commercial real estate category, $4.0 million consisted of 15 loans secured by commercial buildings to 14 different borrowers; $1.9 million consisted of two loans to two separate borrowers related to the acquisition and development of two subdivisions; $1.3 million consisted of 10 loans secured by builder lots or speculative houses in varying degrees of completion throughout South Carolina and Georgia to four separate borrowers; $786,000 consisted of eight loans secured by raw land to six separate borrowers; and $702,000 consisted of two loans secured by a church building to one borrower. The majority of the remaining non-performing loans in the commercial real estate category were secured by first mortgages on principal residences throughout the Bank's market area.

Non-performing residential real estate loans decreased $1.5 million to $3.1 million at December 31, 2014 from $4.6 million at December 31, 2013. The balance in non-performing residential real estate loans at December 31, 2014 consisted of 27 loans to 27 different borrowers with an average loan balance of $113,000. The balance in non-performing residential real estate loans at December 31, 2013 consisted of 29 loans to 29 different borrowers with an average loan balance of $159,000.

Also included in non-accruing loans at December 31, 2014 were 19 consumer loans totaling $574,000 and three commercial business loans totaling $247,000.  Of the 19 consumer loans on non-accrual status at December 31, 2014, no loan or total relationship exceeded $101,000.

At December 31, 2014, there were no accruing loans equal to or more than 90 days delinquent. For the year ended December 31, 2014, the interest income that was not recognized and would have been recognized with respect to non-accruing loans, had such loans been current in accordance with their original terms and with respect to troubled debt restructurings, had such loans been current in accordance with their original terms, totaled $920,000 compared to $480,000 for the year ended December 31, 2013.  For the year ended December 31, 2014 actual interest recorded on these loans amounted to $327,000 compared to $533,000 for the year ended December 31, 2013.

Troubled Debt Restructurings. The Bank identifies and reviews all loans to be restructured based on an assessment of the borrower's credit status. This assessment is a continuous process that involves a review of the financial statements and prospects for repayment, payment delinquency, non-accrual status, and risk rating.

Not all loan modifications are TDRs. The Bank designates a loan modification as a TDR when the following two conditions are present: the borrower is experiencing financial difficulty, and because of this difficulty, the Bank grants a concession it would not otherwise consider. Typically these concessions involve a change in the interest rate, maturity date or payment amount or some combination of each. These concessions rarely result in the forgiveness of principal or interest.

TDRs are considered impaired and generally reported as non-performing loans on non-accrual status. Non-performing TDRs may be returned to accrual status when payment in full of all amounts due under the restructured terms is anticipated and the borrower has demonstrated a sustained payment history which is typically six months.

During the year ended December 31, 2014, the Bank modified two loans that were considered to be TDRs. The Bank had 18 loans totaling $9.6 million at December 31, 2014 which were TDRs compared to 22 loans totaling $12.4 million at December 31, 2013. The 18 TDRs included one consumer loan secured by a first mortgage on a residential dwelling and one consumer auto loan totaling $4,000. The remaining TDRs consisted of 16 commercial real estate loans to 11 separate borrowers. The commercial real estate loans were secured primarily by first mortgages on three single family residences, four commercial buildings, three hotels, one church and five parcels of land.

Seven of the TDRs to four borrowers totaling $2.4 million were in default at December 31, 2014. All of the remaining TDRs were current at December 31, 2014.The Bank considers any loan 30 days or more past due to be in default.

Potential Problem Loans. Potential problem loans include substandard loans that are not already included as non-accrual loans or TDRs and special mention loans where management has become aware of information regarding possible credit issues for borrowers that could potentially cause doubt about their ability to comply with current repayment terms. At December 31, 2014 and December 31, 2013, the Bank had identified $46.7 million and $48.5 million, respectively, of potential problem loans through its internal loan review procedures.

Repossessed Assets.  OREO was $3.2 million at December 31, 2014 and consisted of the following real estate properties: nine single-family residences and 24 lots within residential subdivisions located throughout our market area in South Carolina and Georgia; eight lots within a subdivision and adjacent 22.96 acres of land in Aiken, South Carolina; two parcels of land, one commercial lot, and one commercial building in South Carolina; one commercial building in Augusta, Georgia; and 34.8 acres of land in Bluffton, South Carolina which was originally acquired as a participation loan from another financial institution.

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

At December 31, 2014, the allowance for loan losses or reserve was $8.4 million.  In determining the adequacy of the reserve for loan losses, management reviews past experience of loan charge-offs, the level of past due and non-accrual loans, the size and mix of the portfolio, general economic conditions in the market area, and individual loans to identify potential credit problems.  Commercial business, commercial real estate and consumer loans were $270.5 million, or 77.4% of the Bank's total loan portfolio at December 31, 2014.  Although these types of loans carry a higher level of credit risk than conventional residential mortgage loans, the level of reserves reflects management's continuing evaluation of this risk based on the Bank's past loss experience.  At December 31, 2014, the Bank's ratio of loans delinquent more than 60 days to total assets was 1.95%.  The reserve is management's best estimate for offsetting risk for our estimated possible losses. There can be no guarantee that the estimate is adequate or accurate.

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

The following table sets forth an analysis of the Bank's allowance for loan losses during the dates indicated.

	For the Years Ended December 31,		For the Nine Months Ended December 31,	For the Years Ended March 31,
	2014	2013	2012	2012	2011	2010

Balance at beginning of period	$10,242	$11,318	$14,615	$12,502	$12,307	$10,182
Provision for loan losses	450	2,645	1,975	8,650	7,800	8,155
Charge-offs:
Residential real estate	359	1,118	647	564	1,010	283
Commercial business and commercial real estate	2,383	3,884	6,488	4,830	6,524	5,380
Consumer	372	207	287	1,250	583	405
Total charge-offs	3,114	5,209	7,422	6,644	8,117	6,068
Recoveries:
Residential real estate	136	273	57	—	125	3
Commercial business and commercial real estate	585	1,156	2,075	51	318	6
Consumer	59	59	18	56	68	29
Total recoveries	780	1,488	2,150	107	511	38
Balance at end of period	$8,358	$10,242	$11,318	$14,615	$12,502	$12,307
Ratio of net charge-offs during the period to average loans outstanding during the period (1)	0.66%	0.99%	1.72%	1.43%	1.42%	1.01%

(1) Annualized for the nine month period ended December 31, 2012

The distribution of the Bank's allowance for loan losses at the dates indicated is summarized in the following table.  The entire allowance is available to absorb losses from all loan categories.

	At December 31,						At March 31,
	2014		2013		2012		2012		2011		2010
	Amount	% of Loans in Each Cate-gory to Total Loans	Amount	% of Loans in Each Cate-gory to Total Loans	Amount	% of Loans in Each Cate-gory to Total Loans	Amount	% of Loans in Each Cate-gory to Total Loans	Amount	% of Loans in Each Cate-gory to Total Loans	Amount	% of Loans in Each Cate-gory to Total Loans
	(Dollars in Thousands)
Residential	$1,392	22.2%	$1,706	22.6%	$1,522	23.2%	$1,929	22.6%	$1,703	23.2%	$2,044	20.7%
Consumer	887	14.5	848	14.0	1,001	13.7	1,498	13.2	1,122	12.9	1,039	11.7
Commercial business	159	3.0	427	2.1	619	2.0	645	2.1	924	2.7	714	3.0
Commercial real estate	5,920	60.3	7,261	61.3	8,176	61.1	10,543	62.1	8,753	61.2	8,510	64.6
Total	$8,358	100.0%	$10,242	100.0%	$11,318	100.0%	$14,615	100.0%	$12,502	100.0%	$12,307	100.0%

Subsidiaries

At December 31, 2014, Security Federal's net investment in its subsidiaries (including loans to subsidiaries) totaled $4.7 million.  In addition to investments in subsidiaries, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a commercial bank may engage in directly.

Security Federal Insurance, Inc. ("SFINS").  SFINS, a wholly owned subsidiary of the Bank, was formed during the year ended March 31, 2002 and began operating during the December 2001 quarter.  SFINS is an insurance agency offering auto, business, and  home insurance, and premium finance.   The operations of SFINS are included in the Company's Consolidated Financial Statements.

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

	At December 31,			At March 31,
	2014	2013	2012	2012
		(In Thousands)
Interest bearing deposit at FHLB	$2,252	$321	$226	$577
Certificates of deposits at a financial institutions	2,095	2,100	1,729	1,727
Total other investments	$4.347	$2,421	$1,955	$2,304

Investment Securities:
Available for Sale:
FHLB securities	$13,247	$12,671	$6,165	$2,699
Federal Farm Credit Bank securities	5,668	5,366	—	—
Fannie Mae bonds	1,004	1,975	—	—
Freddie Mac bonds	—	—	—	2,922
Small Business Administration bonds	108,127	100,824	96,462	86,279
Tax exempt municipal bonds	62,495	61,315	37,482	24,126
Equity securities	307	256	75	75
Total securities available for sale	190,848	182,407	140,184	116,101

Held to Maturity:
FHLB securities	—	—	7,996	11,555
Federal Farm Credit Bank securities	—	—	6,796	1,999
Fannie Mae bonds	—	—	2,022	2,992
Freddie Mac bonds	—	—	1,998	3,991
Small Business Administration bonds	—	—	5,866	3,251
Equity securities	—	—	155	155
Total securities held to maturity	—	—	24,833	23,943

Total securities (1)	190,848	182,407	165,017	140,044
FHLB stock	3,145	5,017	6,179	8,471

Total securities and FHLB stock (1)	$193,993	$187,424	$171,196	$148,515
___________
(1)      Does not include mortgage-backed securities.

At December 31, 2014, the Company did not have any investment securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total book value in excess of 10% of its shareholders' equity. SBA bonds are backed by the full faith and credit of the U.S. government and carry a zero percent risk base when calculating risk based assets for regulatory capital purposes.

FHLB securities, Federal Farm Credit Bank securities, Fannie Mae bonds and Freddie Mac bonds are all securities that are issued by government sponsored enterprises ("GSEs").  GSE securities are not backed by the full faith and credit of the United States government.

The following table sets forth the maturities or repricing of investment securities, not including mortgage-backed securities, and FHLB stock at December 31, 2014, and the weighted average yields of such securities and FHLB stock (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).  Tax equivalent yields on tax exempt municipal bonds are calculated using a 34% tax rate.  Callable securities are shown at their likely call dates based on current interest rates.  The table was prepared using amortized cost.  Small Business Administration securities are based on maturity dates without the effect of scheduled payments or anticipated prepayments.

	Maturing or Repricing
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
U.S. Government sponsored enterprises	$13,317	1.89%	$997	1.78%	$5,750	2.41%	$—	—%
Small Business Administration bonds	81,102	1.59	1,590	1.33	15,549	2.41	8,396	3.46
Tax exempt municipal bonds	1,020	2.55	8,533	2.54	47,757	3.10	2,651	4.17
FHLB stock (1)	3,145	4.91	—	—	—	—	—	—
Other equity securities	250	1.49	—	—	—	—	—	—
Total (2)	$98,834	1.72%	$11,120	2.30%	$69,056	2.88%	$11,047	3.63%
___________
(1)   FHLB stock has no stated maturity date.
(2)   Excludes mortgage-backed securities with a total amortized cost of $234.0 million and a yield of 2.42%.

For information regarding the market value of the Bank's securities portfolios, see Notes 2 and 3 of the Notes to Consolidated Financial Statements contained in the Annual Report.

Mortgage-backed Securities.  Security Federal has a portfolio of mortgage-backed securities in its portfolio. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity.  Under the Bank's risk-based capital requirement, mortgage-backed securities have a risk weight of 20% (or 0% in the case of Government National Mortgage Association ("Ginnie Mae") securities) in contrast to the 50% risk weight carried by residential loans.  See "Regulation."

The following table sets forth the composition of the mortgage-backed securities available for sale portfolio at fair value and the held to maturity portfolio at amortized cost at the dates indicated.

	At December 31,			At March 31,
	2014	2013	2012	2012
	(In Thousands)
Available for sale:
Freddie Mac	$41,348	$40,721	$28,560	$41,047
Fannie Mae	36,882	34,339	45,002	47,510
Ginnie Mae	160,623	173,537	141,170	149,297
Total	$238,853	$248,597	$214,732	$237,854
Held to maturity:
Freddie Mac	—	—	4,060	$1,548
Fannie Mae	—	—	—	—
Ginnie Mae	—	—	47,179	42,185
Total	$—	$—	$51,239	$43,733

At December 31, 2014, the Company did not have any mortgage-backed securities (exclusive of obligations of agencies of the U.S. Government) issued by any one entity with a total book value in excess of 10% of shareholders equity.

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

The following table sets forth the final maturities or initial repricings, whichever occurs first, and the weighted average yields of the mortgage-backed securities at December 31, 2014.  Not considered in the preparation of the table below is the effect of scheduled payments or anticipated prepayments.  The table is prepared using amortized cost.

	The Earliest of Maturing or Repricing								At December 31, 2014
	Less Than 1 Year		1 to 5 Years		5 to 10 Years		Over Ten Years		Balance Outstanding
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Fannie Mae	$10,728	1.71%	$1,655	3.20%	$4,991	3.00%	$18,736	3.01%	$36,110	2.63%
Freddie Mac	—	—	287	4.66	14,238	2.49	26,526	2.86	41,051	2.74
Ginnie Mae	70,432	1.14	3,597	3.80	5,270	4.23	77,504	3.36	156,803	2.40
Total	$81,160	0.98%	$5,539	3.66%	$24,499	2.96%	$122,766	3.20%	$233,964	2.42%

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

At December 31, 2014, the Bank had $38.8 million in brokered deposits.   The Bank believes that, based on its experience over the past several years, its savings and transaction accounts are stable sources of deposits.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs at the dates indicated.

	At December 31,						At March 31,
	2014		2013		2012		2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Interest Rate Range for 2014:
Savings accounts 0% - 0.10%	$28,623	4.3%	$24,485	3.7%	$22,411	3.3%	$22,349	3.2%
NOW and other transaction accounts 0% - 0.10%	143,422	21.7	136,697	20.8	126,741	18.7	124,750	17.9
Money market funds 0.10% - 0.20%	234,819	35.6	240,631	36.5	234,383	34.7	224,196	32.2
Total non-certificates	$406,864	61.6%	$401,813	61.0%	$383,535	56.7%	$371,295	53.3%

Certificates:
0.00-1.99%	$227,473	34.5%	$226,750	34.4%	$255,423	37.8%	$267,556	38.4%
2.00-2.99%	25,605	3.9	28,849	4.4	32,975	4.9	49,261	7.1
3.00-3.99%	173	—	1,285	0.2	2,381	0.3	2,937	0.4
4.00-4.99%	—	—	—	—	1,523	0.2	4,022	0.6
5.00-5.99%	—	—	—	—	502	0.1	1,130	0.2
Total certificates	253,251	38.4%	256,884	39.0%	292,804	43.3%	324,906	46.7%
Total deposits	$660,115	100.0%	$658,697	100.0%	$676,339	100.0%	$696,201	100.0%

The Bank relies upon locally obtained Jumbo CDs to maintain its deposit levels.  At December 31, 2014, Jumbo CDs constituted $140.0 million or 21.2% of the Bank's total deposits.  At December 31, 2014, the Bank held $21.6 million in public funds which consisted of $9.3 million in certificates of deposit and $12.3 million in demand deposit accounts.

The following table sets forth the deposit flows at the Bank during the periods indicated.

	Year Ended December 31,		Nine Months Ended December 31,	Year Ended March 31,
	2014	2013	2012	2012
	(In Thousands)
Opening balance	$658,697	$676,339	$696,201	$690,357
Net deposits	1,418	(17,642)	(19,862)	5,844
Ending balance	660,115	658,697	676,339	696,201
Net increase (decrease)	$1,418	$(17,642)	$(19,862)	$5,844
Percent increase (decrease)	0.22%	(2.61)%	(2.85)%	0.85%

The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 2014.

	0- 1.99%	2.00- 2.99	3.00- 3.99	Total
Certificate accounts maturing in quarter ending:		(In Thousands)
March 31, 2015	$35,389	$4,299	$173	$39,861
June 30, 2015	39,353	1,764	—	41,117
September 30, 2015	24,583	3,295	—	27,878
December 31, 2015	30,239	3,396	—	33,635
March 31, 2016	20,576	4,312	—	24,888
June 30, 2016	11,287	2,822	—	14,109
September 30, 2016	11,590	1,584	—	13,174
December 31, 2016	5,310	—	—	5,310
March 31, 2017	3,764	—	—	3,764
June 30, 2017	5,479	—	—	5,479
September 30, 2017	7,193	—	—	7,193
December 31, 2017	5,837	—	—	5,837
Thereafter	26,873	4,133	—	31,006
Total	$227,473	$25,605	$173	$253,251

The following table indicates the amount of the Bank's deposits of $100,000 or more by time remaining until maturity at December 31, 2014.

	Certificates of Deposit	Savings, NOW and Money Market Accounts
	(In Thousands)
Maturity Period
Three months or less	$19,481	$232,181
Over three through six months	24,496	—
Over six through twelve month	26,076	—
Over twelve months	69,909	—
Total	$139,962	$232,181

Borrowings

As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions.  At December 31, 2014, the Bank had $52.9 million in outstanding advances from the FHLB of Atlanta.   See Note 10 of  the Notes to Consolidated Financial Statements contained in the Annual Report for information regarding the maturities and rate structure of the Bank's FHLB advances.  Federal law contains certain collateral requirements for FHLB advances.  See "Regulation - Regulation of the Bank - Federal Home Loan Bank System."

At December 31, 2014, the Company had $5.2 million in junior subordinated debentures.  The debentures accrue and pay distributions quarterly at a floating rate of three-month LIBOR plus 170 points which was equal to 1.94% at December 31, 2014.  The debentures were callable by the Company in September 2011, and quarterly thereafter, with a final maturity date of December 15, 2036.  See Note 11 of the Notes to Consolidated Financial Statements contained in the Annual Report for more information.

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

The convertible senior debentures are redeemable, in whole or in part, at the option of the Company at any time on or after December 1, 2019, at a price equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest to, but excluding, the date of redemption. See Note 12 of the Notes to Consolidated Financial Statements contained in the Annual Report for more information.

The following table sets forth the maximum month-end balance and average balance of FHLB advances, other borrowings and junior subordinated debentures for the periods indicated.

	Years Ended December 31,		Nine Months Ended December 31,	Year Ended March 31,
	2014	2013	2012	2012
	(In Thousands)
Maximum Balance:
FHLB advances	$90,300	$103,156	$113,168	$141,484
Other borrowings	10,781	9,873	10,226	11,669
Junior subordinated debentures	5,155	5,155	5,155	5,155
Senior convertible debentures	6,084	6,084	6,084	6,084

Average Balance:
FHLB advances	$70,739	$92,718	$110,380	$127,411
Other borrowings	9,450	9,270	9,669	10,423
Junior subordinated debentures	5,155	5,155	5,155	5,155
Senior convertible debentures	6,084	6,084	6,084	6,084

At December 31, 2014, the Bank had $8.5 million in retail repurchase agreements with an average rate of 0.15%.  These repurchase agreements are included in "Other Borrowings" in the Consolidated Financial Statements included in the Annual Report and in the table above.

The following table sets forth information as to the Bank's borrowings and the weighted average interest rates thereon at the dates indicated.

	At December 31,			At March 31,
	2014	2013	2012	2012
	(Dollars in Thousands)
Balance:
FHLB advances	$52,900	$87,740	$105,257	$122,070
Other borrowings	8,523	8,003	9,317	9,801
Junior subordinated debentures	5,155	5,155	5,155	5,155
Senior convertible debentures	6,084	6,084	6,084	6,084

Weighted Average Interest Rate at Fiscal Year End:
FHLB advances	3.87%	3.23%	3.72%	3.62%
Other borrowings	0.15	0.15	0.20	0.25
Junior subordinated debentures	1.94	1.94	2.01	2.17
Senior convertible debentures	8.00	8.00	8.00	8.00

During Fiscal Year:
FHLB advances	3.71%	3.79%	3.97%	3.86%
Other borrowings	0.18	0.20	0.25	0.37
Junior subordinated debentures	1.96	2.00	2.17	3.24
Senior convertible debentures	8.00	8.00	8.00	8.00

Competition

The Bank serves the counties of Aiken, Richland, and Lexington, South Carolina, and Columbia County, Georgia through its 13 full service branch offices located in Aiken, North Augusta, Graniteville, Langley, Clearwater, Wagener, Lexington, Columbia, and West Columbia, South Carolina, and a branch office in Columbia County, Evans, Georgia which opened in December 2007. On January 15, 2015 the Bank began construction of a new branch in Ballentine, South Carolina. This new location, scheduled for opening in mid-2015, will be a full-service branch offering depository banking as well as commercial, personal and mortgage lending.

Security Federal faces strong competition both in originating loans and in attracting deposits.  Competition in originating loans comes primarily from other commercial banks, federal savings institutions, mortgage bankers and credit unions who also make loans in the Bank's market area.  The Bank competes for loans principally on the basis of the interest rates and loan fees it charges, the types of loans it makes and the quality of services it provides to borrowers.

The Bank faces substantial competition in attracting deposits from federal savings institutions, commercial banks, money market and mutual funds, credit unions and other investment vehicles.  The ability of the Bank to attract and retain deposits depends on its ability to provide an investment opportunity that satisfies the requirements of investors as to rate of return, liquidity, risk and other factors.  The Bank attracts a significant amount of deposits through its branch offices primarily from the communities in which those branch offices are located.  Therefore, competition for those deposits is principally from federal savings institutions and commercial banks located in the same communities.  The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each.

The authority to offer money market deposits, and expanded lending and other powers authorized for savings and loan associations by federal law, have resulted in increased competition for both deposits and loans between banks and other financial institutions such as savings and loans and credit unions.

Personnel

At December 31, 2014, the Company employed 183 full-time and 22 part-time employees.  The Bank employees are not represented by any collective bargaining agreement.  Management of the Bank considers its relations with its employees to be good.

Executive Officers.

The following table sets forth information regarding the executive officers of the Company and the Bank.

	Age at December 31,	Position
Name	2014	Company	Bank
J. Chris Verenes	58	Chief Executive Officer	Chief Executive Officer and Chairman of the Board
Timothy W. Simmons	69	Chairman of the Board	—
Roy G. Lindburg	54	President	—
Richard T. Harmon	59	—	President

Biographical Information.

The following is a description of the principal occupation and employment of the executive officers of the Corporation and the Bank during at least the past five years:

J. Chris Verenes is Chief Executive Officer of the Company and Chairman of the Board and Chief Executive Officer of the Bank, positions he has held since January 1, 2012 and January 1, 2011, respectively.  Prior to that he had served as President of the Bank since 2004.  Before joining the Bank he held a variety of management positions with Washington Group International, an engineering and construction company that manages and operates major government sites throughout the United States for the Department of Energy.  He was Director of Planning and Administration from 2001 to January 2004, Chief of Staff during 2001, Director of Strategic Programs for the business unit from 2000 to 2001 and Deputy Manager of Business Development from 1996 to 2000.  Prior to his employment by Washington Group International, Mr. Verenes served as Controller for Riegel Textile Corporation, as Director of Control Data and Business and Technology Center, and as Executive Director of the South Carolina Democratic Party.

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

Roy G. Lindburg was appointed President of the Company effective June 2014. Prior to that, he served as the Chief Financial Officer of the Company and the Bank since January 1995.  He was named Executive Vice President in 2005.

Richard T. Harmon was appointed President of the Bank effective June 2014. Prior to that, he served as the Bank's Chief Lending Officer since 2011. He was appointed to the Company’s and the Bank’s respective Boards of Directors in 2013. Prior to joining the Bank, Mr. Harmon was employed with Regions Bank from 1998 to 2007 as Senior Vice President of Construction Lending. From 1985 to 1998, he was employed at Palmetto Federal Savings Bank of South Carolina serving in a variety of positions related to branch operations and lending.

REGULATION

The following is a brief description of certain laws and regulations which are applicable to the Company and the Bank. As a bank holding company, the Company is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve. The Company also is subject to the rules and regulations of the SEC under the federal securities laws. The Bank, as a state-chartered savings bank, is subject to regulation and oversight by the State Board, the applicable provisions of South Carolina law and by the regulations of the State Board adopted thereunder.  The Bank also is subject to regulation and examination by the FDIC, which insures its deposits to the maximum extent permitted by law.

The laws and regulations affecting depository institutions and their holding companies have changed significantly particularly in connection with the enactment of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”). Among other changes, the Dodd-Frank Act established the Consumer Protection Financial Bureau (“CFPB”) as an independent bureau of the Federal Reserve. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. The regulations governing the Company and the Bank may be amended from time to time by the State Board, the FDIC, the Federal Reserve or the SEC, as appropriate. Any such legislation or regulatory changes in the future could have an adverse effect on our operations and financial condition. We cannot predict whether any such changes may occur.

The following is a summary discussion of certain laws and regulations applicable to the Company and the Bank which is qualified in its entirety by reference to the actual laws and regulations.

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

Federal Deposit Insurance Corporation. The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition. Our deposit insurance premiums for the year ended December 31, 2014 were $692,000.

The Dodd-Frank Act requires the FDIC's deposit insurance assessments to be based on assets instead of deposits.  The FDIC issued rules which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible capital.  The FDIC revised assessment schedule established assessment rates that range from approximately 2.5 basis points to 45 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and a further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC's reserve ratio equals 1.15%. Once the FDIC's reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from 1.5 basis points to 40 basis points (subject to adjustments as described above).  If the reserve ratio for the prior assessment period is equal to, or greater than 2.0% and less than 2.5%, the assessment rates may range from two basis points to 28 basis points and if the reserve ratio for the prior assessment period is greater than 2.5%, the assessment rates may range from 0.5 basis points to 35 basis points (in each case subject to adjustments as described above).  No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

In addition, federally insured institutions are required to pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. At December 31, 2014, the FICO assessment equaled 0.60 basis points of the assessment base, computed on assets. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019. For 2014, the Bank incurred approximately $46,000 in FICO assessments.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management is not aware of any existing circumstances which would result in termination of the Bank's deposit insurance.

A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  There can be no prediction as to what changes in insurance assessment rates may be made in the future.

Prompt Corrective Action. Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution's category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors. The federal banking agencies have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its total risk-based capital ratio is 10% or more, its Tier 1 risk-based capital ratio is 6% or more, its Tier 1 leverage capital ratio is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a Tier 1 risk-based capital ratio of not less than 4%, and a Tier 1 leverage ratio of not less than 4%. An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits, generally. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized. In connection with the new capital rules adopted by the federal banking agencies, the general structure of the prompt corrective action rules were maintained, but include a new common equity requirement for Tier 1 capital and incorporate an increased Tier 1 capital requirement into the prompt corrective action framework. See "Capital Requirements " below.

The FDIC may impose additional restrictions on institutions that are undercapitalized and generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Undercapitalized institutions are also subject to certain prompt corrective action requirements, regulatory controls and restrictions that become more extensive as an institution becomes more severely undercapitalized. Failure by institutions to comply with applicable capital requirements would, if unremedied, result in progressively more severe restrictions on their activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for review by the banking agencies may be dependent on compliance with capital requirements.

At December 31, 2014, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC. For additional information, see "Capital Requirements" below and Note 14 of the Notes to Consolidated Financial Statements included in the Annual Report.

Capital Requirements. Federally insured financial institutions, such as the Bank, are required to maintain a minimum level of regulatory capital.

Currently, FDIC regulations recognize two types, or tiers, of capital: core (Tier 1) capital and supplementary (Tier 2) capital. Tier 1 capital generally includes common stockholders' equity and qualifying noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is limited to 100% of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50% of Tier 1 capital.

The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% of total assets. At December 31, 2014, the Bank had a Tier 1 leverage capital ratio of 10.6%. The FDIC retains the right to require an institution to maintain a higher capital level based on an institution's particular risk profile.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight based on the relative risk of the category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect the bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentrations of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

At December 31, 2014, the Bank had a Tier 1 risk-based capital ratio of 23.2% and a total risk-based capital ratio of 24.4% and the Bank was classified as a well-capitalized institution. For additional information concerning the Bank's capital, see Note 14 of the Notes to the Consolidated Financial Statements included in the Annual Report. The Bank’s management believes that, under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as a downturn in the economy in areas where it has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its capital requirements.

On July 2, 2013, the Federal Reserve approved a final rule (“Final Rule”) to establish a new comprehensive regulatory capital framework for all U.S. financial institutions and their holding companies. On July 9, 2013, the Final Rule was approved as an interim final rule by the FDIC. The Final Rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new risk-based capital and leverage ratios, which are effective January 1, 2015 (with some changes generally transitioned into full effectiveness over two to four years), and revise the definition of what constitutes “capital” for purposes of calculating those ratios.

The proposed new minimum capital level requirements applicable to the Bank will be: (i) a new common equity Tier 1 (“CETI”) capital ratio of 4.5% (with CET1 consisting of qualifying Tier 1 capital less all capital components that are not considered common equity); (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rule eliminates the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. In addition, the Final Rules maintain the general structure of the prompt corrective action rules, but incorporate the new CETI requirement and the increased Tier 1 capital requirement into the prompt corrective action framework, as indicated above in “- Prompt Correction Action.”

The FDIC may impose additional restrictions on institutions that are undercapitalized and generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. An institution is deemed “well capitalized” if it has at least a 5.0% Tier 1 capital ratio, a 6.0% Tier 1 risk-based capital ratio and 10.0% total risk-based capital ratio. At December 31, 2014, we believe that the Bank’s current capital levels meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Final Rule.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administer the home financing credit function of financial institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. At December 31, 2014, the Bank had $52.9 million of outstanding advances from the FHLB of Atlanta under an available credit facility of $248.6 million, which is limited to available collateral. See "Business - Sources of Funds - Borrowings."

As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta. At December 31, 2014, the Bank had $3.1 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. These dividend yields have averaged 4.16% for the year ended December 31, 2014; 2.61% for the year ended December 31, 2013; and 1.94% for the nine months ended December 31, 2012.

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

Emergency Economic Stabilization Act of 2008 ("EESA"). ESA was enacted in October 2008 and authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program ("TARP"). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Under the TARP CPP, the Treasury purchased debt or equity securities from participating institutions. The TARP also included direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. The Company completed its TARP CPP transaction on December 19, 2008, receiving $18.0 million in funding for the issuance of its Series A Preferred Stock to Treasury.

Under TARP, the Company also is a participant in the U.S. Treasury's CDCI. The Company completed its CDCI transaction on September 29, 2010. In connection with its participation in the CDCI, the Company exchanged $18.0 million of its Series A Preferred Stock for $18.0 million of Series B Preferred Stock and simultaneously sold an additional $4.0 million of its Series B Preferred Stock to the U.S. Treasury. For additional information regarding the Company's participation in the CDCI, see " - Corporate Overview - Community Development Capital Initiative ("CDCI").

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

Community Reinvestment Act. Banks are also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency to assess a bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, an assessment is required of any bank which has applied to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. The Bank received an "outstanding" rating during its most recent examination.

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

Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2014, the Bank's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

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

Environmental Issues Associated with Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), a federal statute, generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste. However, Congress acted to protect secured creditors by providing that the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this "secured creditor exemption" has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.

To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Privacy Standards. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”) modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. The Bank is subject to FDIC regulations implementing the privacy protection provisions of the GLBA. These regulations require the Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices.

Other Consumer Protection Laws and Regulations. The Dodd-Frank Act established the CFPB and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. The Bank is subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10 billion, the Bank is generally subject to supervision and enforcement by the FDIC and the State Board with respect to our compliance with consumer financial protection laws and CFPB regulations.

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

Regulation of the Company

General. The Company, as the sole shareholder of the Bank, is a registered bank holding company with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended ("BHCA"), and the regulations of the Federal Reserve. As a bank holding company, the Company is required to file with the Federal Reserve quarterly and periodic reports and such additional information as the Federal Reserve may require and is subject to regular examinations by the Federal Reserve. The Federal Reserve may examine the Company, and any of its subsidiaries, and charge the Company for the cost of the examination. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

The Bank Holding Company Act. Under the BHCA, the Company is supervised by the Federal Reserve. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, the Dodd-Frank Act and earlier Federal Reserve policy provide that a bank holding company should serve as a source of strength to its subsidiary bank by having the ability to provide financial assistance to its subsidiary bank during periods of financial distress to the bank, and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary bank. A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both. No regulations have yet been proposed by the Federal Reserve to implement the source of strength doctrine required by the Dodd-Frank Act.

The Company and any subsidiaries that it may control are considered "affiliates" within the meaning of the Federal Reserve Act, and transactions between the Bank and affiliates are subject to numerous restrictions. With some exceptions, the Company and its subsidiaries, are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by the Company, or by its affiliates.

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

Capital Requirements. The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank, although the Federal Reserve regulations provide for the inclusion of certain trust preferred securities for up to 25% of Tier 1 capital in determining compliance with the guidelines.  The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $500 million or more in total consolidated assets.  The guidelines require that a company's total risk-based capital must equal 8% of risk-weighted assets and one half of the 8% (4%) must consist of Tier 1 (core) capital.  As of December 31, 2014, the Company’s total risk-based capital was 23.9% of risk-weighted assets and its Tier 1 (core) capital was 20.6% of risk-weighted assets.  In July 2013, the Federal Reserve and the FDIC approved a new rule that will substantially amend the regulatory risk-based capital rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. For a discussion of the new capital rules, see the section above entitled “- Regulation of the Bank - Capital Requirements.”

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

The Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank-Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implements new capital regulations that the Company and the Bank will become subject to and that are discussed above under the section entitled “- Regulation of the Bank - Capital Requirements.”

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

Sarbanes-Oxley Act of 2002.  As a public company that files periodic reports with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company is subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), which addresses, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

Jumpstart Our Business Startups ("JOBS") Act. The JOBS Act was signed into law on April 5, 2012 and allows banks and bank holding companies to terminate the registration of a class of securities under Section 12(g) and Section 12(b) of the Exchange Act if such class is held of record by less than 1,200 persons, an increase from the prior 300 person threshold. The SEC issued proposed rules on August 29, 2012 and on December 18, 2014 and has also mandated rules under Title III of the JOBS Act. The Company's Board continues to evaluate the costs and advantages and disadvantages of being an SEC registered company and the affects of deregistering its shares of common stock, including among other things, the resulting decrease in the liquidity of its shares.

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

Audits.  The Company, the Bank and its consolidated subsidiaries have been audited or their books closed without audit by the IRS with respect to consolidated federal income tax returns through March 31, 2010.  See Note 13 of the Notes to Consolidated Financial Statements contained in the Annual Report for additional information regarding income taxes.

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

Risks Related to our Business

Our business may be adversely affected by downturns in the national economy and in the economies in our market areas.

Our operations are significantly affected by the general economic conditions of the states of South Carolina and Georgia and the specific local markets in which we operate. Our entire real estate portfolio consists of loans secured by properties located in Aiken, Richland, and Lexington Counties in South Carolina and Columbia County in Georgia. A decline in the economies of these four counties in which we operate, which we consider to be our primary market area, could have a material adverse effect on our business, financial condition, results of operations, and prospects.

While real estate values and unemployment rates have recently improved, a prolonged slow economic recovery or a deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition, results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;

•	we may increase our allowance for loan losses;

•	demand for our products and services may decline resulting in a decrease in our total loans or assets;

•
collateral for loans, especially real estate, may decline in value, exposing us to increased risk of loss on existing loans, reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and

•	the amount of our low-cost or noninterest-bearing deposits may decrease and the composition of our deposits may be adversely affected.

A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Economic conditions have improved since the end of the economic recession that officially ended in June, 2009, however, economic growth has been slow and uneven, unemployment remains high and concerns still exist over the federal deficit and government spending, which have all contributed to diminished expectations for the economy. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. If the Federal Reserve Board increases the federal funds rate market interest rates would likely rise, which may negatively affect the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may increase our loan charge-offs and/or may otherwise require an increase in the allowance for loan losses. Our allowance for loan losses was 2.41% of total loans outstanding and 60.8% of non-performing loans at December 31, 2014. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Moreover, if charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to replenish the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material negative effect on our financial condition, results of operations and capital. In addition, proposed regulatory changes relating to the allowance for loan losses, including, but not limited to, the Financial Accounting Standards Board’s (“FASB'”) proposed Current Expected Credit Losses Model, could significantly impact the calculation and timing of amounts required to be included in the allowance for loan losses to cover expected losses over the entire life of a loan.

If our non-performing assets increase, our earnings will be adversely affected.

At December 31, 2014, our non-performing assets (which consist of non-accruing loans and other real estate owned ("OREO")) were $17.0 million, or 2.1% of total assets. Our non-performing assets adversely affect our net income in various ways:

•	we record interest income only on a cash basis for nonaccrual loans and any non-performing investment securities; we do not record interest income for OREO;

•	we provide for probable loan losses through a current period charge to the provision for loan losses;

•
non-interest expense increases when we write down the value of properties in our OREO portfolio to reflect changing market values or recognize other-than-temporary impairment on non-performing investment securities;

•	there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to our OREO; and

•	the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations.

Our loan portfolio includes commercial real estate loans with a higher risk of loss.

At December 31, 2014, commercial real estate loans were $209.5 million or 59.9% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans. Repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. In addition, some of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment, which may increase the risk of default or non-payment. This risk was exacerbated in the recent recession and could remain an elevated risk in the current slow recovery economic environment. These loans also generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectibility of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

Included within commercial real estate loans are acquisition and development ("A&D") loans. At December 31, 2014, A&D loans were $8.8 million or 2.5% of our total loan portfolio. Also included in commercial real estate loans was $11.4 million or 3.3% of our total loan portfolio in loans for the construction of single family dwellings to builders. This type of lending contains the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences. Loans on land under development or held for future construction also poses additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand conditions. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to independently repay principal and interest. While our origination of A&D loans have decreased significantly in recent years, we continue to have significant levels of construction loan balances. Most of our construction loans are for the construction of single family residences. Reflecting the current slowdown in the residential market, the secondary market for land and construction loans is not readily liquid, so we have less opportunity to mitigate our credit risk by selling part or all of our interest in these loans. If we foreclose on a construction loan, our holding period for the collateral typically may be longer than we have historically experienced because there are fewer potential purchasers of the collateral. The decline in the number of potential purchasers has contributed to the decline in the value of these loans. Accordingly, charge-offs on construction and land loans may be larger than those incurred by other segments of our loan portfolio.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2014, we had $10.6 million or 3.0% of our total loans in commercial business loans. Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency, have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Regulatory scrutiny of commercial real estate is generally at a ratio of 300% or more. At December 31, 2014, total commercial real estate loans represented 225% of risk based capital plus the excess allowance for loan losses; however, if the Bank paid back its $22 million CDCI preferred stock, the total commercial real estate to total risk based capital plus excess allowance would increase to approximately 294%. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

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

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed upon and the property taken in as OREO, and at certain other times during the assets holding period. Our net book value in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset's net book value over its fair value. If our valuation process is incorrect, or if the property declines in value after foreclosure, the fair value of our investments in OREO may not be sufficient to recover our net book value in such assets, resulting in the need for additional charge-offs. Additional material charge-offs to our investments in OREO could have a material adverse effect on our financial condition and results of operations.

In addition, bank regulators periodically review our OREO and may require us to recognize further charge-offs. Significant charge-offs, as required by such regulators, may have a material adverse effect on our financial condition and results of operations.

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

Our earnings and cash flows are largely dependent upon our net interest income.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve.  Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities and (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.  As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of deposits bearing no or a relatively low rate of interest. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.  In addition, a substantial amount of our loans have adjustable interest rates.  As a result, these loans may experience a higher rate of default in a rising interest rate environment.  Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan's contractual interest rate may not adjust.  Approximately $129.0 million or 36.9% of our loan portfolio was comprised of adjustable or floating-rate loans at December 31, 2014, and approximately $83.3 million, or 64.5%, of those loans contained interest rate floors, below which the loans' contractual interest rate may not adjust.   At December 31, 2014, the weighted average floor interest rate of these loans was 4.64%.  At that date, approximately $73.0 million, or 87.6%, of these loans were at their floor interest rate.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates.  Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Further, a prolonged period of exceptionally low market interest rates, such as we are currently experiencing, limits our ability to lower our interest expense, while the average yield on our interest-earning assets may continue to decrease as our loans reprice or are originated at these low market rates. Accordingly, our net interest income may continue to decrease, which may have an adverse effect on our profitability. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our primary sources of liquidity are increases in deposits, advances, as needed, from the FHLB of Atlanta ("FHLB"), borrowings, as needed, from the Federal Reserve Bank of Atlanta ("FRB") and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the South Carolina or Georgia markets where our loans are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations or deterioration in credit markets. Deposit flows, calls of investment securities and wholesale borrowings, and the prepayment of loans and mortgage-related securities are also strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and competition for deposits and loans in the markets we serve. Furthermore, changes to the FHLB's underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity. In addition, the need to replace funds in the event of large-scale withdrawals of brokered deposits could require us to pay significantly higher interest rates on retail deposits or other wholesale funding sources, which would have an adverse impact on our net interest income and net income. A decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or to fulfill such obligations as repaying our borrowings or meeting deposit withdrawal demands.

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Although we consider our sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, our financial condition, results of operations, growth and future prospects could be materially adversely affected. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. Additionally, collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which on the one hand tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality's fiscal policies and cash flow needs. At December 31, 2014, $21.6 million of our deposits were public funds.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that are expected to increase our costs of operations.

As a state-chartered, federally insured commercial bank, the Bank is currently subject to extensive examination, supervision and comprehensive regulation by the FDIC and the State Board and as a bank holding company the Company is subject to examination, supervision and regulation by the Federal Reserve. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution's operations, reclassify assets, determine the adequacy of an institution's allowance for loan losses and determine the level of deposit insurance premiums assessed.

Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly changed the bank regulatory structure and will affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

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

The Dodd-Frank Act created a new Consumer Financial Protection Bureau (the “CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions such as the Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators but are subject to the rules of the CFPB.

In January of 2013, the CFPB issued several final regulations and changes to certain consumer protections under existing laws. These final rules, most of the provisions of which (including the qualified mortgage rule) became effective January 10, 2014, generally prohibit creditors from extending mortgage loans without regard for the consumer’s ability-to-repay and add restrictions and requirements to mortgage origination and servicing practices. In addition, these rules limit prepayment penalties and require the creditor to retain evidence of compliance with the ability-to-repay requirement for three years. Compliance with these rules will likely increase our overall regulatory compliance costs and may require changes to our underwriting practices with respect to mortgage loans. Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject us to increased potential liabilities related to such residential loan origination activities.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for bank holding companies and savings and loan holding companies that are no less stringent than those applicable to banks, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in the Bank, and will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs, which could adversely affect key operating efficiency ratios, and could increase our interest expense. See - “Business - How We are Regulated” contained in Part I, Item I of this report.

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

The banking industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company’s shareholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Item 1. Business- How We are Regulated”. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and or otherwise adversely affect us and our profitability. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.

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

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we may not be able to raise additional capital, if needed, on terms that are acceptable to us. If we cannot raise additional capital when needed, our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, if we are unable to raise additional capital when required by our banking regulators, we may be subject to additional adverse regulatory action.

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

An increase in interest rates, change in the programs offered by governmental sponsored entities ("GSE"), or our ability to qualify for such programs may reduce our mortgage revenues, which would negatively impact our non-interest income.

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

We rely on dividends from Security Federal Bank for substantially all of our revenue.

Security Federal Corporation is a separate and distinct legal entity from our principal subsidiary, Security Federal Bank, and receives substantially all of its revenue in the form of dividends from that subsidiary. Accordingly, Security Federal Corporation is, and will be, dependent upon dividends from Security Federal Bank to pay dividends on Security Federal Corporation's capital stock and interest and principal on its debt. Various federal and/or state laws and regulations limit the amount of dividends that Security Federal Bank may pay to Security Federal Corporation. In the event Security Federal Bank is unable to pay dividends, Security Federal Corporation may not be able to service its debt, pay obligations or pay dividends on its capital stock. The inability of Security Federal Corporation to receive dividends from Security Federal Bank could have a material adverse effect on Security Federal Corporation’s business, financial condition and results of operations.

Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.

Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes. Nationally, reported incidents of fraud and other financial crimes have increased. We have also experienced losses due to apparent fraud and other financial crimes. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

At December 31, 2014, Security Federal owned the buildings and land for nine of its branch offices and the operations center, leased the land and owned the improvements thereon for one of its offices, and leased the remaining five offices, including its main office.  The property related to the offices owned by Security Federal had a depreciated cost (including land) of approximately $10.3 million at December 31, 2014.  At December 31, 2014, the aggregate net book value of leasehold improvements (excluding furniture and equipment) associated with leased premises was $1.9 million.  In addition to the properties related to current Company offices, Security Federal owned six other properties at December 31, 2014.  Four lots owned for future branch sites include one in Aiken County, South Carolina; one in Columbia County, Georgia; and two in Richland County, South Carolina, which had a combined book value of $3.4 million at December 31, 2014.   Another lot in Aiken County, to be used for a possible new Operations Center, had a book value of $236,000. The other property consisting of land and a building, located adjacent to the 1705 Whiskey Road office, is currently leased and had a book value of approximately $273,000 at December 31, 2014.  The Company also rents 234 Richland Avenue, which is adjacent to the Company's main office, and then subleases it to another business. See Note 5 of the Notes to Consolidated Financial Statements contained in the Annual Report.

The following table sets forth the net book value of the offices owned (including land) and leasehold improvements on properties leased by Security Federal at December 31, 2014.

Location	Owned or Leased	Lease Expiration Date	Date Facility Opened/ Acquired	Gross Square Footage	Net Book Value
Main Office:

238 Richland Avenue, N.W. Aiken, South Carolina	Leased	2016	2006	3,840	$731,000

Full Service Branch Offices:

100 Laurens Street, N.W. Aiken, South Carolina	Leased	2016	1959	3,840	731,000

1705 Whiskey Road S. Aiken, South Carolina	Owned	N/A	1980	10,000	860,000

313 East Martintown Road North Augusta, South Carolina	Owned	N/A	1973	4,356	748,000

1665 Richland Avenue, W. Aiken, South Carolina	Owned	N/A	1984	1,942	142,000

Montgomery & Canal Streets Masonic Shopping Center Graniteville, South Carolina	Leased	2,017	1993 (1)	3,576	44,000

2812 Augusta Road Langley, South Carolina	Owned	N/A	1993 (1)	2,509	26,000

4568 Jefferson Davis Highway Clearwater, South Carolina	Owned	N/A	2008	2,287	1,379,000

118 Main Street North Wagener, South Carolina	Owned	N/A	1993 (1)	3,600	107,000

1185 Sunset Boulevard West Columbia, South Carolina	Leased	2015	2000	10,000	23,000

2587 Whiskey Road Aiken, South Carolina	Owned	N/A	2006	4,000	1,259,000

5446 Sunset Boulevard Lexington, South Carolina	Owned (2)	N/A	2003	9,200	918,000

1900 Assembly Street Columbia, South Carolina	Leased (3)	N/A	2007	6,000	374,000

7004 Evans Town Center Evans, Georgia	Owned	N/A	2007	18,000	3,792,000

Operations Center:

871 East Pine Log Road Aiken, South Carolina	Owned	N/A	1988	14,460	1,107,000

____________

(1)	Represents acquisition date.

(2)	Security Federal has a lease on the land for this office which expires in 2018, but has options through 2063.

(3)	Security Federal has a lease on the land for this office which expires in 2027, but has options through 2047.

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

Stock Repurchases.  The Company had no stock repurchases of its outstanding common stock during the year ended December 31, 2014.

The Company is subject to restrictions on its ability to repurchase its common stock pursuant to the terms of the securities purchase agreement between the Company and the U.S. Treasury.  Accordingly, no shares were repurchased during the year ended December 31, 2014.

Equity Compensation Plan Information.  The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph.  The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return on the NASDAQ Composite Index and a peer group of the SNL All Thrift Index.  Total return assumes the reinvestment of all dividends and that the value of Common Stock and each index was $100 on December 31, 2009.

	Period Ending
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Security Federal Corporation	$100.00	123.64	85.29	89.56	133.38	202.99
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Bank Index	100.00	104.49	87.90	106.91	137.20	147.56

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm*
Consolidated Balance Sheets at December 31, 2014 and December 31, 2013*
Consolidated Statements of Income For the Years Ended December 31, 2014 and 2013 and for the Nine Months Ended December 31, 2012*
Consolidated Statements of Comprehensive Income (Loss) For the Years Ended December 31, 2014 and 2013 and for
the Nine Months Ended December 31, 2012*
Consolidated Statements of Changes in Shareholders' Equity For the Years Ended December 31, 2014 and 2013 and for
the Nine Months Ended December 31, 2012*
Consolidated Statements of Cash Flows For the Years Ended December 31, 2014 and 2013 and for the the Nine Months
Ended December 31, 2012*
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

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2014 is effective.

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

(c)      Changes in Internal Controls: There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Audit Committee Financial Expert.  The Audit Committee of the Company is composed of Directors Moore (Chairperson), Alexander, Clyburn, Thomas and Simmons. Each member of the Audit Committee is "independent" as defined in the Nasdaq Stock Market listing standards.  The Board of Directors has determined there is no "audit committee financial expert" as defined by the SEC.  The Board believes that the current members of the Audit Committee are qualified to serve based on their collective experience and background.  Each member of the Audit Committee is independent as that term is used in Rule 10A-3 of the Exchange Act.

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

The following table sets forth certain information with respect to securities to be issued under the Company's equity compensation plans as of December 31, 2014.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1999 Stock Option Plan	26,500	$23.03	—
2002 Stock Option Plan	13,000	20.81	—
2006 Stock Option Plan	8,000	22.96	—
2008 Equity Incentive Plan	—	—	50,000
Equity compensation plans not approved by security holders	—	—	—
Total	47,500	$22.41	50,000

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

3.    Exhibits:

3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Amendment, including Certificate of Designation relating to the Company's Fixed Rate Cumulative Perpetual Preferred Stock Series B (2)
3.3	Amended and Restated Bylaws (3)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (4)
4.2	Form of Certificate for the Series B Preferred Shares (2)
4.3	Form of Indenture with respect to the Company's 8.0% Convertible Senior Debentures Due 2029 (5)
4.4	Specimen Convertible Senior Debenture Due 2029 (5)
4.5	Letter Agreement (including Securities Exchange Agreement B Standard Terms, attached as Exhibit A) dated September 29, 2010 between the Company and the United States Department of the Treasury (2)
4.6	Letter Agreement (including Securities Purchase Agreement B Standard Terms, attached as Exhibit A) dated September 29, 2010 between the Company and the United States Department of the Treasury (2)
10.1	1993 Salary Continuation Agreements (6)
10.2	Amendment One to 1993 Salary Continuation Agreements (7)
10.3	Form of 2006 Salary Continuation Agreement (8)
10.4	Form of Security Federal Split Dollar Agreement (8)
10.5	1999 Stock Option Plan (9)
10.6	2002 Stock Option Plan (10)
10.7	2006 Stock Option Plan (11)
10.8	2008 Equity Incentive Plan (12)
10.9	Form of incentive stock option agreement and non-qualified stock option agreement pursuant to the 2006 Stock Option Plan (11)
10.10	2004 Employee Stock Purchase Plan (13)
10.11	Incentive Compensation Plan (6)
10.12	Form of Compensation Modification Agreement (14)
13	Annual Report to Stockholders
14	Code of Ethics (15)
21	Subsidiaries of Registrant

23.0	Consent of Elliott Davis Decosimo, LLC
25.0	Form T-1; Statement of Eligibility of Trustee (5)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Certification of Principal Executive Officer of Security Federal Corporation To Chief Compliance Officer Of The Troubled Asset Relief Program Pursuant to 31 CFR ' 30.15
99.2	Certification of Principal Financial Officer of Security Federal Corporation To Chief Compliance Officer Of The Troubled Asset Relief Program Pursuant to 31 CFR ' 30.15
101.0
The following materials from Security Federal Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income (Loss); (4)Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements (16)

___________

(1)	Filed on June 26, 1998, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.

(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 30, 2010.

(3)	Incorporated herein by reference to the Registrant's Current Report on Form 8-K filed on January 16, 2015.

(4)	Filed on August 12, 1987, as an exhibit to the Company's Registration Statement on Form 8-A and incorporated herein by reference.

(5)	Filed on July 13, 2009 as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-160553) and incorporated herein by reference.

(6)	Filed on June 28, 1993, as an exhibit to the Company's Annual Report on Form 10-KSB and incorporated herein by reference.

(7)	Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.

(8)	Filed on May 24, 2006 as an exhibit to the Company's Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.

(9)	Filed on March 2, 2000, as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-31500) and incorporated herein by reference

(10)	Filed on January 3, 2003, as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-102337) and incorporated herein by reference.

(11)	Filed on August 22, 2006, as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-136813) and incorporated herein by reference.

(12)	Filed on November 12, 2008, as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-155295) and incorporated herein by reference.

(13)	Filed on June 18, 2004, as an exhibit to the Company's Proxy Statement and incorporated herein by reference.

(14)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on December 23, 2008.

(15)	Filed on June 29, 2006, as an exhibit to the Company's Annual Report on Form 10-K and incorporated herein by reference.

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

SECURITY FEDERAL CORPORATION

Date: March 20, 2015	/s/ J. Chris Verenes
J. Chris Verenes
Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ J. Chris Verenes	March 20, 2015
J. Chris Verenes
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/Jessica T. Cummins	March 20, 2015
Jessica T. Cummins
Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/Roy G. Lindburg	March 20, 2015
Roy G. Lindburg
President and Director

By:	/s/Richard T. Harmon	March 20, 2015
Richard T. Harmon
Director and President of Security Federal Bank

By:	/s/Timothy W. Simmons	March 20, 2015
Timothy W. Simmons
Chairman of the Board and Director

By:	/s/Frank M. Thomas, Jr.	March 20, 2015
Frank M. Thomas, Jr.
Director

By:	/s/Gasper L. Toole III	March 20, 2015
Gasper L. Toole III
Director

By:	/s/Robert E. Alexander	March 20, 2015
Robert E. Alexander
Director

By:	/s/Thomas L. Moore	March 20, 2015
Thomas L. Moore
Director

By:	/s/William Clyburn	March 20, 2015
William Clyburn
Director

By:	/s/Harry O. Weeks, Jr.	March 20, 2015
Harry O. Weeks, Jr.
Director

INDEX TO EXHIBITS

Exhibit Number

13	Annual Report to Stockholders

21	Subsidiaries of the Registrant

23	Consent of Elliott Davis Decosimo, LLC

31.1	Certification of Chief Executive Officer of Security Federal Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Security Federal Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer of Security Federal Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act

99.1	Certification of Principal Executive Officer of Security Federal Corporation To Chief Compliance Officer of the Troubled Asset Relief Program Pursuant to 31 CFR §30.15

99.2	Certification of Principal Financial Officer of Security Federal Corporation To Chief Compliance Officer of the Troubled Asset Relief Program Pursuant to 31 CFR §30.15

101
The following materials from Security Federal Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements