Form 10-K/A
period 2014-12-31
SECURITY FEDERAL CORP
filed 2015-05-06
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________________
FORM 10-K/A
Amendment No. 1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed by Security Federal Corporation (“Company”) to amend its Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 20, 2015 (the “Original Filing”). This Amendment is being filed solely to refile Exhibit 13, the Annual Report to Shareholders, to the Original Filing. Exhibit 13 includes the Company’s audited consolidated financial statements for the years ended December 31, 2014 and 2013 and the nine months ended December 31, 2012. The auditor’s report included as page 32 in the Original Filing, however, does not reference the audited financial statements for the nine-months ended December 31, 2012. The Amendment is being filed to include a revised auditor’s report that includes a reference to the audited financial statements for the nine-months ended December 31, 2012. Except for the foregoing, the Original Filing remains unchanged.

In addition, as required by Rules 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

This Amendment does not reflect any events that may have occurred subsequent to the Original Filing of March 20, 2015, nor does it modify or otherwise update in any way the disclosures made in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing. This Amendment is an exhibit-only filing.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements.

For a list of the financial statements filed as part of this report see Part II - Item  8.*

2.	Financial Statement Schedules.

All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Report filed as an exhibit hereto.

3.    Exhibits:

3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Amendment, including Certificate of Designation relating to the Company's Fixed Rate Cumulative Perpetual Preferred Stock Series B (2)
3.3	Amended and Restated Bylaws (3)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (4)
4.2	Form of Certificate for the Series B Preferred Shares (2)
4.3	Form of Indenture with respect to the Company's 8.0% Convertible Senior Debentures Due 2029 (5)
4.4	Specimen Convertible Senior Debenture Due 2029 (5)
4.5	Letter Agreement (including Securities Exchange Agreement B Standard Terms, attached as Exhibit A) dated September 29, 2010 between the Company and the United States Department of the Treasury (2)
4.6	Letter Agreement (including Securities Purchase Agreement B Standard Terms, attached as Exhibit A) dated September 29, 2010 between the Company and the United States Department of the Treasury (2)
10.1	1993 Salary Continuation Agreements (6)
10.2	Amendment One to 1993 Salary Continuation Agreements (7)
10.3	Form of 2006 Salary Continuation Agreement (8)
10.4	Form of Security Federal Split Dollar Agreement (8)
10.5	1999 Stock Option Plan (9)
10.6	2002 Stock Option Plan (10)
10.7	2006 Stock Option Plan (11)
10.8	2008 Equity Incentive Plan (12)
10.9	Form of incentive stock option agreement and non-qualified stock option agreement pursuant to the 2006 Stock Option Plan (11)
10.10	2004 Employee Stock Purchase Plan (13)
10.11	Incentive Compensation Plan (6)
10.12	Form of Compensation Modification Agreement (14)
13	Annual Report to Stockholders
14	Code of Ethics (15)
21	Subsidiaries of Registrant*

23.0	Consent of Elliott Davis Decosimo, LLC
25.0	Form T-1; Statement of Eligibility of Trustee (5)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Certification of Principal Executive Officer of Security Federal Corporation To Chief Compliance Officer Of The Troubled Asset Relief Program Pursuant to 31 CFR § 30.15*
99.2	Certification of Principal Financial Officer of Security Federal Corporation To Chief Compliance Officer Of The Troubled Asset Relief Program Pursuant to 31 CFR § 30.15*
101.0
The following materials from Security Federal Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income (Loss); (4)Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements (16)*

___________
*    Previously filed with the Original Filing.

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

SECURITY FEDERAL CORPORATION

Date: May 6, 2015	/s/Jessica T. Cummins
Jessica T. Cummins
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number

13	Annual Report to Stockholders

23	Consent of Elliott Davis Decosimo, LLC

31.1	Certification of Chief Executive Officer of Security Federal Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Security Federal Corporation Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer of Security Federal Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act

6