Form 10-Q
period 2015-03-31
SECURITY FEDERAL CORP
filed 2015-05-13
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 – Q
(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
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

Large accelerated filed [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	May 13, 2015	2,945,474

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
ASSETS:	Unaudited	Audited
Cash And Cash Equivalents	$8,461,858	$10,192,702
Certificates Of Deposit With Other Banks	2,095,000	2,095,000
Investment And Mortgage-Backed Securities:
Available For Sale: (Amortized Cost Of $425,229,107 And $420,876,924 At March 31, 2015 And December 31, 2014, Respectively)	434,502,629	429,700,540
Loans Receivable, Net:
Held For Sale	1,878,844	1,864,999
Held For Investment: (Net Of Allowance Of $7,918,917 And $8,357,496 At March 31, 2015 And December 31, 2014, Respectively)	330,179,583	338,009,496
Total Loans Receivable, Net	332,058,427	339,874,495
Accrued Interest Receivable:
Loans	1,029,658	971,569
Mortgage-Backed Securities	675,945	682,585
Investment Securities	1,331,054	1,408,924
Total Accrued Interest Receivable	3,036,657	3,063,078
Premises And Equipment, Net	18,608,102	18,233,226
Federal Home Loan Bank ("FHLB") Stock, At Cost	2,196,100	3,144,600
Other Real Estate Owned	6,486,850	3,229,710
Bank Owned Life Insurance	11,237,044	11,150,045
Goodwill	1,199,754	1,199,754
Other Assets	3,250,342	3,480,676
Total Assets	$823,132,763	$825,363,826
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposit Accounts	$672,441,557	$660,115,164
Advances From FHLB	34,200,000	52,900,000
Other Borrowings	10,340,157	8,523,348
Junior Subordinated Debentures	5,155,000	5,155,000
Advance Payments By Borrowers For Taxes And Insurance	414,167	266,352
Senior Convertible Debentures	6,084,000	6,084,000
Other Liabilities	5,621,054	4,884,577
Total Liabilities	734,255,935	737,928,441
Shareholders' Equity:
Serial Preferred Stock, $.01 Par Value; Authorized 200,000 Shares; Issued And Outstanding, 22,000 Shares At March 31, 2015 And December 31, 2014, Respectively	22,000,000	22,000,000
Common Stock, $.01 Par Value; Authorized 5,000,000 Shares; Issued And Outstanding Shares, 3,146,407 And 2,945,474, Respectively, At March 31, 2015 And 3,144,934 And 2,944,001, Respectively, At December 31, 2014	31,464	31,449
Additional Paid-In Capital	12,019,325	11,990,813
Treasury Stock, At Cost (200,933 Shares At March 31, 2015 And December 31, 2014, Respectively)	(4,330,712)	(4,330,712)
Unvested Restricted Stock	(25,358)	—
Accumulated Other Comprehensive Income	5,755,660	5,476,375
Retained Earnings	53,426,449	52,267,460
Total Shareholders' Equity	88,876,828	87,435,385
Total Liabilities And Shareholders' Equity	$823,132,763	$825,363,826
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2015	2014
Interest Income:
Loans	$4,537,195	$4,863,488
Mortgage-Backed Securities	1,424,353	1,389,118
Investment Securities	985,106	937,301
Other	2,550	3,568
Total Interest Income	6,949,204	7,193,475
Interest Expense:
NOW And Money Market Accounts	118,429	180,759
Statement Savings Accounts	7,120	6,127
Certificate Accounts	479,159	508,795
FHLB Advances And Other Borrowed Money	421,755	707,715
Senior Convertible Debentures	121,680	121,680
Junior Subordinated Debentures	25,078	25,015
Total Interest Expense	1,173,221	1,550,091
Net Interest Income	5,775,983	5,643,384
Provision For Loan Losses	100,000	100,000
Net Interest Income After Provision For Loan Losses	5,675,983	5,543,384
Non-Interest Income:
Gain On Sale Of Investment Securities	1,486,939	84,356
Gain On Sale Of Loans	154,019	128,242
Service Fees On Deposit Accounts	257,516	276,485
Commissions From Insurance Agency	130,112	91,634
Trust Income	148,800	105,000
Bank Owned Life Insurance Income	87,000	205,827
Check Card Fee Income	231,301	210,695
Grant Income	—	281,960
Other	155,320	152,200
Total Non-Interest Income	2,651,007	1,536,399
Non-Interest Expense:
Compensation And Employee Benefits	2,987,031	2,847,002
Occupancy	490,658	500,916
Advertising	96,161	100,396
Depreciation And Maintenance Of Equipment	417,245	417,506
Federal Deposit Insurance Corporation ("FDIC") Insurance Premiums	160,221	185,457
Amortization Of Intangibles	—	11,970
Net Cost Of Operation Of Other Real Estate Owned	196,624	269,096
Prepayment Penalties on FHLB Advances	787,851	—
Other	1,118,804	994,336
Total General And Administrative Expenses	6,254,595	5,326,679
Income Before Income Taxes	2,072,395	1,753,104
Provision For Income Taxes	567,768	450,584
Net Income	1,504,627	1,302,520
Preferred Stock Dividends	110,000	110,000
Net Income Available To Common Shareholders	$1,394,627	$1,192,520
Net Income Per Common Share (Basic)	$0.47	$0.41
Net Income Per Common Share (Diluted)	$0.45	$0.39
Cash Dividend Per Share On Common Stock	$0.08	$0.08
Weighted Average Shares Outstanding (Basic)	2,944,001	2,944,001
Weighted Average Shares Outstanding (Diluted)	3,248,230	3,248,201
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2015	2014
Net Income	$1,504,627	$1,302,520
Other Comprehensive Income
Unrealized Gains On Securities:
Unrealized Holding Gains On Securities Available For Sale, Net Of Taxes Of $735,658 And $1,068,967 At March 31, 2015 And 2014, Respectively	1,201,187	1,747,218
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes Of $565,037 And $32,055 At March 31, 2015 And 2014, Respectively	(921,902)	(52,301)
Other Comprehensive Income	279,285	1,694,917
Comprehensive Income	$1,783,912	$2,997,437

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
For the Three Months Ended March 31, 2015 and 2014

	Preferred Stock	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance At December 31, 2013	$22,000,000	$31,449	$11,978,137	$(4,330,712)	$472,406	$47,838,800	$77,990,080
Net Income	—	—	—	—	—	1,302,520	1,302,520
Other Comprehensive Income, Net Of Tax	—	—	—	—	1,694,917	—	1,694,917
Stock Option Compensation Expense	—	—	3,169	—	—	—	3,169
Cash Dividends On Preferred Stock	—	—	—	—	—	(110,000)	(110,000)
Cash Dividends On Common Stock	—	—	—	—	—	(235,520)	(235,520)
Balance At March 31, 2014	$22,000,000	$31,449	$11,981,306	$(4,330,712)	$2,167,323	$48,795,800	$80,645,166

	Preferred Stock	Common Stock	Unvested Restricted Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance At December 31, 2014	$22,000,000	$31,449	$—	$11,990,813	$(4,330,712)	$5,476,375	$52,267,460	$87,435,385
Net Income	—	—	—	—	—	—	1,504,627	1,504,627
Other Comprehensive Income, Net Of Tax	—	—	—	—	—	279,285	—	279,285
Common Stock Issuance	—	15	(25,358)	25,343				—
Stock Option Compensation Expense	—	—	—	3,169	—	—	—	3,169
Cash Dividends On Preferred Stock	—	—	—	—	—	—	(110,000)	(110,000)
Cash Dividends On Common Stock	—	—	—	—	—	—	(235,638)	(235,638)
Balance At March 31, 2015	$22,000,000	$31,464	$(25,358)	$12,019,325	$(4,330,712)	$5,755,660	$53,426,449	$88,876,828

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,504,627	$1,302,520
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	309,913	298,464
Amortization Of Intangible Assets	—	11,970
Stock Option Compensation Expense	3,169	3,169
Discount Accretion And Premium Amortization	1,252,401	1,564,137
Provisions For Losses On Loans	100,000	100,000
Income From Bank Owned Life Insurance	(87,000)	(205,827)
Gain On Sales Of Loans	(154,019)	(128,242)
Gain On Sales Of Mortgage-Backed Securities	(358,141)	(254,538)
(Gain) Loss On Sales Of Investment Securities	(1,128,798)	170,182
Gain On Sale Of Other Real Estate Owned	(57,040)	(41,845)
Write Down On Other Real Estate Owned	124,400	205,000
Amortization Of Deferred Fees On Loans	4,737	6,583
Proceeds From Sale Of Loans Held For Sale	5,860,686	3,808,798
Origination Of Loans Held For Sale	(5,720,512)	(5,356,132)
(Increase) Decrease In Accrued Interest Receivable:
Loans	(58,089)	50,450
Mortgage-Backed Securities	6,640	(1,003)
Investment Securities	77,870	122,005
Increase In Advance Payments By Borrowers	147,815	90,699
Other, Net	796,189	131,449
Net Cash Provided By Operating Activities	2,624,848	1,877,839

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase Of Mortgage-Backed Securities Available For Sale	(15,625,415)	(25,481,066)
Principal Repayments On Mortgage-Backed Securities Available For Sale	7,421,481	7,413,707
Purchase Of Investment Securities Available For Sale	(41,533,216)	(5,971,321)
Maturities Of Investment Securities Available For Sale	9,257,293	5,914,950
Proceeds From Sale of Investment Securities Available For Sale	29,095,492	5,132,069
Proceeds From Sale of Mortgage-Backed Securities Available For Sale	7,266,721	8,802,113
Purchase Of FHLB Stock	(868,800)	(2,021,200)
Redemption Of FHLB Stock	1,817,300	2,885,800
Proceeds From Bank Owned Life Insurance	—	484,415
Decrease In Loans Receivable	4,137,337	4,611,602
Proceeds From Sale Of Repossessed Assets	263,340	155,945
Purchase And Improvement Of Premises And Equipment	(684,789)	(140,046)
Net Cash Provided By Investing Activities	546,744	1,786,968

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

	Three months Ended March 31,
	2015	2014
	Continued
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase In Deposit Accounts	$12,326,393	$8,386,773
Proceeds From FHLB Advances	86,670,000	46,630,000
Repayment Of FHLB Advances	(105,370,000)	(59,084,335)
Increase in Other Borrowings, Net	1,816,809	1,263,649
Dividends To Preferred Stock Shareholders	(110,000)	(110,000)
Dividends To Common Stock Shareholders	(235,638)	(235,520)
Net Cash Used By Financing Activities	(4,902,436)	(3,149,433)
Net Increase (Decrease) In Cash And Cash Equivalents	(1,730,844)	515,374
Cash And Cash Equivalents At Beginning Of Period	10,192,702	7,629,771
Cash And Cash Equivalents At End Of Period	$8,461,858	$8,145,145
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Period For:
Interest	$1,201,870	$1,497,977
Income Taxes	$10,388	$24,100
Supplemental Schedule Of Non Cash Transactions:
Transfers From Loans Receivable To Other Real Estate Owned	$3,587,840	$892,760

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited consolidated financial statements appearing in Security Federal Corporation’s (the “Company”) 2014 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 10-K”) when reviewing interim financial statements.

2. Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Security Federal Bank (the “Bank”) and the Bank’s wholly owned subsidiaries, Security Federal Insurance, Inc. (“SFINS”) and Security Financial Services Corporation (“SFSC”). SFINS was formed during fiscal 2002 and began operating during the December 2001 quarter and is an insurance agency offering auto, business, and home insurance.  SFINS has a wholly owned subsidiary, Collier Jennings Financial Corporation, which has as subsidiaries Security Federal Auto Insurance, The Auto Insurance Store Inc., and Security Federal Premium Pay Plans Inc. Security Federal Premium Pay Plans Inc. has one wholly owned premium finance subsidiary and also has an ownership interest in four other premium finance subsidiaries. SFSC was formed in 1975 and is currently inactive.

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

3. Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the audited consolidated financial statements at December 31, 2014 included in our 2014 Annual Report to Shareholders.  Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, and, as such, have a greater possibility of producing results that could be materially different than originally reported.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

4. Earnings Per Common Share

Accounting guidance specifies computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted earnings per share by application of the treasury stock method.

Net income available to common shareholders represents consolidated net income adjusted for preferred dividends declared, accretions of discounts and amortization of premiums on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of period end.

The following table provides a reconciliation of net income to net income available to common shareholders for the periods presented:

	For the Three Months Ended March 31,
	2015	2014
Earnings Available To Common Shareholders:
Net Income	$1,504,627	$1,302,520
Preferred Stock Dividends	110,000	110,000
Net Income Available To Common Shareholders	$1,394,627	$1,192,520

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

4. Earnings Per Common Share, Continued

The following table is a summary of the Company's basic and diluted earnings per share for the periods indicated.

	For the Three Months Ended March 31,
	2015			2014
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$1,394,627	2,944,001	$0.47	$1,192,520	2,944,001	$0.41
Effect of Dilutive Securities:
Senior Convertible Debentures	75,442	304,200	(0.02)	75,422	304,200	(0.02)
Unvested Restricted Stock	—	29	—	—	—	—
Diluted EPS	$1,470,069	3,248,230	$0.45	$1,267,942	3,248,201	$0.39

5. Stock-Based Compensation

Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. The following is a summary of the activity under the Company’s stock option plans for the periods presented:

	Three Months Ended March 31,
	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, Beginning of Period	47,500	$22.41	61,500	$22.49
Options Granted	—	—	—	—
Options Exercised	—	—	—	—
Options Forfeited	(18,000)	20.55	(11,000)	22.44
Balance, End Of Period	29,500	$23.55	50,500	$22.49

Options Exercisable	18,900	$23.58	34,100	$22.02

Options Available For Grant	50,000		50,000

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

5. Stock-Based Compensation, Continued

At March 31, 2015, the Company had the following options outstanding:

Grant Date	Outstanding Options	Option Price	Expiration Date
01/01/06	3,500	$23.91	01/01/16

08/24/06	3,500	$23.03	08/24/16

05/24/07	2,000	$24.34	05/24/17

07/09/07	1,000	$24.61	07/09/17

10/01/07	2,000	$24.28	10/01/17

01/01/08	13,000	$23.49	01/01/18

05/19/08	2,500	$22.91	05/19/18

07/01/08	2,000	$22.91	07/01/18

None of the options outstanding at March 31, 2015 or 2014 had an exercise price below the average market price during the three month periods ended March 31, 2015 or 2014. Therefore these options were not deemed to be dilutive to earnings per share in those periods.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale at the dates indicated are as follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
FHLB Securities	$6,330,671	$55,934	$84,474	$6,302,131
Federal Farm Credit Bank ("FFCB") Securities	2,000,000	—	14,978	1,985,022
Federal National Mortgage Association ("FNMA") Bonds	997,009	15,425	—	1,012,434
Small Business Administration (“SBA”) Bonds	118,078,000	1,843,851	217,508	119,704,343
Tax Exempt Municipal Bonds	62,911,065	2,061,707	374,396	64,598,376
Mortgage-Backed Securities	234,661,924	6,300,652	373,067	240,589,509
Equity Securities	250,438	60,376	—	310,814
	$425,229,107	$10,337,945	$1,064,423	$434,502,629

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
FHLB Securities	$13,317,462	$83,691	$154,492	$13,246,661
FFCB Securities	5,750,000	—	82,006	5,667,994
FNMA Bonds	996,822	7,559	—	1,004,381
SBA Bonds	106,637,400	1,796,943	307,649	108,126,694
Tax Exempt Municipal Bonds	59,960,960	2,579,543	45,080	62,495,423
Mortgage-Backed Securities	233,963,842	5,704,855	815,984	238,852,713
Equity Securities	250,438	56,236	—	306,674
	$420,876,924	$10,228,827	$1,405,211	$429,700,540

FHLB securities, FFCB securities and FNMA and FHLMC mortgage-backed securities are issued by government-sponsored enterprises (“GSEs”).  GSEs are not backed by the full faith and credit of the United States government.  SBA bonds are backed by the full faith and credit of the United States government. Included in the tables above and below in mortgage-backed securities are Government National Mortgage Association ("GNMA") mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At March 31, 2015 the Bank held an amortized cost and fair value of $160.6 million and $164.7 million, respectively, in GNMA mortgage-backed securities included in mortgage-backed securities in the table above compared to an amortized cost and fair value of $156.8 million and $160.6 million, respectively, at December 31, 2014. All mortgage-backed securities above are either GSEs or GNMA mortgage-backed securities. The Company has not invested in any private label mortgage-backed securities.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

The amortized cost and fair value of investment and mortgage-backed securities available for sale at March 31, 2015 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties.

Investment Securities	Amortized Cost	Fair Value
Less Than One Year	$839,750	$847,389
One – Five Years	13,008,988	13,299,185
Over Five – Ten Years	62,234,587	63,331,124
More Than Ten Years	114,483,858	116,435,422
Mortgage-Backed Securities	234,661,924	240,589,509
	$425,229,107	$434,502,629

At March 31, 2015 the amortized cost and fair value of investment and mortgage-backed securities available for sale pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $119.6 million and $123.8 million, respectively, compared to an amortized cost and fair value of $120.7 million and $124.4 million, respectively at December 31, 2014.

The Bank received $36.4 million and $13.9 million, respectively, in gross proceeds from sales of available for sale securities during the three months ended March 31, 2015 and 2014. As a result, the Bank recognized gross gains of $1.5 million and $309,000, respectively, and gross losses of $47,000 and $224,000, respectively, for the three months ended March 31, 2015 and 2014.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that the individual available for sale securities have been in a continuous unrealized loss position at the dates indicated.

	March 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$—	$—	$3,915,526	$84,474	$3,915,526	$84,474
FFCB Securities	1,985,022	14,978	—	—	1,985,022	14,978
SBA Bonds	19,333,124	153,338	6,635,687	64,170	25,968,811	217,508
Tax Exempt Municipal Bond	16,235,174	366,102	799,429	8,294	17,034,603	374,396
Mortgage-Backed Securities	16,387,777	55,636	13,180,113	317,431	29,567,890	373,067
	$53,941,097	$590,054	$24,530,755	$474,369	$78,471,852	$1,064,423

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$994,818	$5,182	$3,850,690	$149,310	$4,845,508	$154,492
FFCB Securities	—	—	5,667,994	82,006	5,667,994	82,006
SBA Bonds	27,859,461	223,070	4,920,631	84,579	32,780,092	307,649
Tax Exempt Municipal Bond	3,605,319	16,039	1,710,586	29,041	5,315,905	45,080
Mortgage-Backed Securities	34,840,832	208,242	30,899,075	607,742	65,739,907	815,984
	$67,300,430	$452,533	$47,048,976	$952,678	$114,349,406	$1,405,211

Securities classified as available for sale are recorded at fair market value.  At March 31, 2015 and December 31, 2014, 44.6% and 67.8% of the unrealized losses, representing 13 and 24 individual securities, respectively, consisted of securities in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).

Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value.

If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or we may recognize a portion in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment. There was no OTTI recognized during the three months ended March 31, 2015.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

7.    Loans Receivable, Net

Loans receivable, net, consisted of the following as of the dates shown:

	March 31, 2015	December 31, 2014
Residential Real Estate Loans	$76,077,084	$77,282,817
Consumer Loans	50,385,443	50,391,224
Commercial Business	8,902,887	10,564,467
Commercial Real Estate	204,646,950	209,530,209
Total Loans Held For Investment	340,012,364	347,768,717
Loans Held For Sale	1,878,844	1,864,999
Total Loans Receivable, Gross	341,891,208	349,633,716
Less:
Allowance For Loan Losses	7,918,917	8,357,496
Loans In Process	1,879,523	1,379,114
Deferred Loan Fees (Costs)	34,341	22,611
	9,832,781	9,759,221
Total Loans Receivable, Net	$332,058,427	$339,874,495

Changes in the allowance for loan losses for the three months ended March 31, 2015 and 2014 are summarized as follows:

	Three Months Ended March 31,
	2015	2014
Balance At Beginning Of Period	$8,357,496	$10,241,970
Provision For Loan Losses	100,000	100,000
Charge Offs	(619,014)	(777,575)
Recoveries	80,435	281,360
Total Allowance For Loan Losses	$7,918,917	$9,845,755

The Company uses a risk based approach based on the following credit quality measures when analyzing the loan portfolio: pass, caution, special mention, and substandard. These indicators are used to rate the credit quality of loans for the purposes of determining the Company’s allowance for loan losses. Pass loans are loans that are performing and are deemed adequately protected by the net worth of the borrower or the underlying collateral value. These loans are considered to have the least amount of risk in terms of determining the allowance for loan losses. Loans that are graded as substandard are considered to have the most risk. These loans typically have an identified weakness or weaknesses and are inadequately protected by the net worth of the borrower or collateral value. All loans 90 days or more past due are automatically classified in this category. The caution and special mention categories fall in between the pass and substandard grades and consist of loans that do not currently expose the Company to sufficient risk to warrant adverse classification but possess weaknesses.

The following tables list the loan grades used by the Company as credit quality indicators and the balance for each loan category at the dates presented, excluding loans held for sale.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

7.    Loans Receivable, Net, Continued

	Credit Quality Measures
March 31, 2015	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$67,580,371	$914,752	$1,422,850	$6,159,111	$76,077,084
Consumer	47,467,158	1,547,751	175,250	1,195,284	50,385,443
Commercial Business	7,809,979	346,482	303,389	443,037	8,902,887
Commercial Real Estate	123,958,229	31,959,619	36,466,884	12,262,218	204,646,950
Total	$246,815,737	$34,768,604	$38,368,373	$20,059,650	$340,012,364

	Credit Quality Measures
December 31, 2014	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$69,163,911	$956,976	$639,638	$6,522,292	$77,282,817
Consumer	48,283,560	1,046,624	128,033	933,007	50,391,224
Commercial Business	9,691,685	340,706	202,895	329,181	10,564,467
Commercial Real Estate	125,339,273	32,549,335	35,169,358	16,472,243	209,530,209
Total	$252,478,429	$34,893,641	$36,139,924	$24,256,723	$347,768,717

The following table presents an age analysis of past due balances by loan category at March 31, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$773,271	$739,422	$2,925,155	$4,437,848	$71,639,236	$76,077,084
Consumer	1,090,070	214,442	632,978	1,937,490	48,447,953	50,385,443
Commercial Business	108,752	115,982	288,281	513,015	8,389,872	8,902,887
Commercial Real Estate	9,402,639	1,328,852	5,119,394	15,850,885	188,796,065	204,646,950
Total	$11,374,732	$2,398,698	$8,965,808	$22,739,238	$317,273,126	$340,012,364

The following table presents an age analysis of past due balances by loan category at December 31, 2014:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$1,087,299	$3,061,339	$4,148,638	$73,134,179	$77,282,817
Consumer	1,868,787	91,223	573,644	2,533,654	47,857,570	50,391,224
Commercial Business	162,481	99,784	246,977	509,242	10,055,225	10,564,467
Commercial Real Estate	4,544,813	1,094,701	9,859,689	15,499,203	194,031,006	209,530,209
Total	$6,576,081	$2,373,007	$13,741,649	$22,690,737	$325,077,980	$347,768,717

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

7.    Loans Receivable, Net, Continued

At March 31, 2015 and December 31, 2014, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The following table shows non-accrual loans by loan category at March 31, 2015 compared to December 31, 2014:

	At March 31, 2015		At December 31, 2014		$	%
	Amount	Percent (1)	Amount	Percent (1)	Increase (Decrease)	Increase (Decrease)
Non-accrual Loans:
Residential Real Estate	$2,925,155	0.87%	$3,061,339	0.90%	$(136,184)	(4.4)%
Commercial Business	288,281	0.09	246,977	0.10	41,304	16.7
Commercial Real Estate	5,119,394	1.51	9,859,689	2.80	(4,740,295)	(48.1)
Consumer	632,978	0.19	573,644	0.20	59,334	10.3
Total Non-accrual Loans	$8,965,808	2.66%	$13,741,649	4.00%	$(4,775,841)	(34.8)%

(1) PERCENT OF TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.

The following tables show the activity in the allowance for loan losses by loan category for the periods indicated:

	For the Three Months Ended March 31, 2015
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,392,065	$886,716	$159,353	$5,919,362	$8,357,496
Provision	7,370	330,931	345,077	(583,378)	100,000
Charge-Offs	(45,000)	(120,618)	(10,947)	(442,449)	(619,014)
Recoveries	—	44,768	3,320	32,347	80,435
Ending Balance	$1,354,435	$1,141,797	$496,803	$4,925,882	$7,918,917

	For the Three Months Ended March 31, 2014
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,706,643	$847,777	$426,658	$7,260,892	$10,241,970
Provision	43,506	127,341	(74,961)	4,114	100,000
Charge-Offs	(82,472)	(194,449)	—	(500,654)	(777,575)
Recoveries	479	23,199	17,684	239,998	281,360
Ending Balance	$1,668,156	$803,868	$369,381	$7,004,350	$9,845,755

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

7.    Loans Receivable, Net, Continued

The following tables present information related to impaired loans evaluated individually and collectively for impairment in the allowance for loan losses:

	Allowance For Loan Losses
March 31, 2015	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,354,435	$1,354,435
Consumer	248,189	893,608	1,141,797
Commercial Business	—	496,803	496,803
Commercial Real Estate	125,300	4,800,582	4,925,882
Total	$373,489	$7,545,428	$7,918,917

	Allowance For Loan Losses
December 31, 2014	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,392,065	$1,392,065
Consumer	2,600	884,116	886,716
Commercial Business	—	159,353	159,353
Commercial Real Estate	472,400	5,446,962	5,919,362
Total	$475,000	$7,882,496	$8,357,496

The following tables present information related to impaired loans evaluated individually and collectively for impairment in loans receivable for the periods indicated:

	Loans Receivable
March 31, 2015	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$2,687,102	$73,389,982	$76,077,084
Consumer	461,863	49,923,580	50,385,443
Commercial Business	232,601	8,670,286	8,902,887
Commercial Real Estate	12,316,635	192,330,315	204,646,950
Total	$15,698,201	$324,314,163	$340,012,364

	Loans Receivable
December 31, 2014	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$2,519,814	$74,763,003	$77,282,817
Consumer	218,232	50,172,992	50,391,224
Commercial Business	236,030	10,328,437	10,564,467
Commercial Real Estate	17,273,879	192,256,330	209,530,209
Total	$20,247,955	$327,520,762	$347,768,717

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

7.    Loans Receivable, Net, Continued

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired management measures impairment and records the loan at fair value. Fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sale, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and if it is over 24 months old will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. The average balance of impaired loans was $18.0 million for three months ended March 31, 2015 compared to $30.2 million for the three months ended March 31, 2014.

The following tables are a summary of information related to impaired loans as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014.

		At		For the Three Months Ended March 31,
	March 31, 2015			2015		2014
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$2,687,102	$2,810,291	$—	$2,924,360	$828	$4,494,249	$12,942
Consumer	150,869	158,369	—	152,271	272	259,796	88
Commercial Business	232,601	432,601	—	235,173	—	465,402	—
Commercial Real Estate	11,181,568	15,430,504	—	13,217,496	75,944	19,096,530	157,070
With An Allowance Recorded:
Residential Real Estate	—	—	—	—	—	989,513	—
Consumer	310,994	310,994	248,189	312,418	1,200	68,474	1,247
Commercial Business	—	—	—	—	—	32,638	—
Commercial Real Estate	1,135,067	1,141,867	125,300	1,140,637	17,128	4,751,376	47,794
Total
Residential Real Estate	2,687,102	2,810,291	—	2,924,360	828	5,483,762	12,942
Consumer	461,863	469,363	248,189	464,689	1,472	328,270	1,335
Commercial Business	232,601	432,601	—	235,173	—	498,040	—
Commercial Real Estate	12,316,635	16,572,371	125,300	14,358,133	93,072	23,847,906	204,864
Total	$15,698,201	$20,284,626	$373,489	$17,982,355	$95,372	$30,157,978	$219,141

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

7.    Loans Receivable, Net, Continued

	December 31, 2014
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Related Allowance Recorded:
Residential Real Estate	$2,519,814	$2,618,003	$—
Consumer Loans	152,029	159,529	—
Commercial Business	236,030	436,030	—
Commercial Real Estate	13,721,964	18,088,149	—
With An Allowance Recorded:
Consumer Loans	66,203	66,203	2,600
Commercial Real Estate	3,551,915	3,582,465	472,400
Total
Residential Real Estate	2,519,814	2,618,003	—
Consumer Loans	218,232	225,732	2,600
Commercial Business	236,030	436,030	—
Commercial Real Estate	17,273,879	21,670,614	472,400
Total	$20,247,955	$24,950,379	$475,000

In the course of resolving delinquent loans, the Bank may choose to restructure the contractual terms of certain loans. A troubled debt restructuring ("TDR") is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to a borrower that it would not otherwise consider (Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 310-40).  The concessions granted on TDRs generally include terms to reduce the interest rate, extend the term of the debt obligation, or modify the payment structure on the debt obligation. The Bank grants such concessions to reassess the borrower’s financial status and develop a plan for repayment.  TDRs included in impaired loans at March 31, 2015 and December 31, 2014 were $8.9 million and $9.6 million, respectively.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

7.    Loans Receivable, Net, Continued

The following table is a summary of loans restructured as TDRs during the periods indicated:

	For the three months Ended March 31, 2015			For the three months Ended March 31, 2014
Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential Real Estate	—	$—	$—	—	$—	$—
Consumer Loans	—	—	—	—	—	—
Commercial Business	—	—	—	—	—	—
Commercial Real Estate	3	840,292	840,292	—	—	—
Total	3	$840,292	$840,292	—	$—	$—

During the three months ended March 31, 2015, the Bank modified three commercial real estate loans that were considered to be TDRs. The Bank lowered the interest rate on one loan to enable the customer to begin making monthly principal and interest payments and changed the monthly payment to interest only for an agreed upon period for the other two loans.

During the three months ended March 31, 2015, there were no loans in default that had been restructured within the last twelve months. During the three months ended March 31, 2014, two loans totaling $293,000 that had been previously restructured within the last twelve months defaulted. The Bank considers any loan 30 days or more past due to be in default.

Our policy with respect to accrual of interest on loans restructured as a TDR follows relevant supervisory guidance.  That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms, continued accrual of interest at the restructured interest rate is likely.  If a borrower was materially delinquent on payments prior to the restructuring but shows capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual going forward.  Lastly, if the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status.

We closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms.  If, after previously being classified as a TDR, a loan is restructured a second time, then that loan is automatically placed on nonaccrual status.  Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status.  In addition to this payment history, the borrower must demonstrate an ability to continue making payments on the loan prior to restoration of accrual status.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

8. Regulatory Matters

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for various risk weights.

In July 2013, the federal bank regulatory agencies issued final rules to revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Basel Ill"). On January 1, 2015, the Basel III rules became effective and include transition provisions which implement certain portions of the rules through January 1, 2019.

As a result beginning January 1, 2015, FDIC regulations require insured state-chartered banks, such as the Bank, to maintain (i) a minimum ratio of Tier 1 capital to average total assets, after certain adjustments, of 4.00%, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.00%, (iii) a minimum ratio of total-capital to risk-weighted assets of 8.00% and (iv) a minimum ratio of common equity Tier 1 capital ("CETI") to risk-weighted assets of 4.50%. The CETI ratio is a new regulatory capital ratio required beginning for the quarter ended March 31, 2015. A “well-capitalized” institution must generally maintain capital ratios 200 bps higher than the minimum guidelines. Failure to meet the minimum regulatory capital requirements can lead to certain mandatory and discretionary actions by federal banking regulators that could have a material adverse effect on an institution's financial position.

The Federal Reserve requires Security Federal Corporation to maintain capital adequacy that generally parallels the FDIC requirements.  At March 31, 2015, Security Federal Corporation and Security Federal Bank each exceeded all applicable capital requirements. The Company and the Bank’s regulatory capital amounts and ratios are as follows as of the dates indicated:

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2015
SECURITY FEDERAL CORP.
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$86,920	23.0%	$22,700	6.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	91,688	24.2%	30,267	8.0%	N/A	N/A
Common Equity Tier 1 Capital (To Risk Weighted Assets)	59,920	15.8%	17,025	4.5%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	86,920	10.7%	32,481	4.0%	N/A	N/A

SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$87,322	23.1%	$22,682	6.0%	$30,243	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	92,086	24.4%	30,243	8.0%	37,803	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	87,322	23.1%	17,012	4.5%	24,572	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	87,322	10.8%	32,471	4.0%	40,589	5.0%

December 31, 2014
SECURITY FEDERAL CORP.
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$77,746	20.6%	$15,073	4.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	89,915	23.9%	30,147	8.0%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	77,746	9.5%	32,778	4.0%	N/A	N/A

SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$87,222	23.2%	$15,062	4.0%	$22,593	6.0%
Total Risk-Based Capital (To Risk Weighted Assets)	91,973	24.4%	30,123	8.0%	37,654	10.0%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	87,222	10.6%	32,792	4.0%	40,991	5.0%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9. Carrying Amounts and Fair Value of Financial Instruments

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. At March 31, 2015, the Company’s investment portfolio was comprised of government and agency bonds, mortgage-backed securities issued by government agencies or GSEs, municipal securities, and two equity investments. The portfolio did not contain any private label mortgage-backed securities. Fair value measurement is based upon prices obtained from third party pricing services who use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. These securities are classified as Level 2.

Mortgage Loans Held for Sale

The Company originates fixed rate residential loans on a servicing released basis in the secondary market. Loans closed but not yet settled with institutional investors, are carried in the Company’s loans held for sale portfolio.  These loans are fixed rate residential loans that have been originated in the Company’s name and have closed.  Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Company’s customers.  Therefore, these loans present very little market risk for the Company.

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

9. Carrying Amounts and Fair Value of Financial Instruments, Continued

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2015, most of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records impaired loans as nonrecurring Level 3. As of March 31, 2015 and December 31, 2014, the recorded investment in impaired loans was $15.7 million and $20.2 million, respectively.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 3. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the asset as nonrecurring Level 3. Assets measured at fair value on a recurring basis are as follows as of March 31, 2015:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FHLB Securities	$—	$6,302,131	$—
FFCB Securities	—	1,985,022	—
FNMA Bonds	—	1,012,434	—
SBA Bonds	—	119,704,343	—
Tax Exempt Municipal Bonds	—	64,598,376	—
Mortgage-Backed Securities	—	240,589,509	—
Equity Securities	—	310,814	—
Total	$—	$434,502,629	$—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9. Carrying Amounts and Fair Value of Financial Instruments, Continued

Assets measured at fair value on a recurring basis are as follows as of December 31, 2014:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FHLB Securities	$—	$13,246,661	$—
FFCB Securities	—	5,667,994	—
FNMA Bonds	—	1,004,381	—
SBA Bonds	—	108,126,694	—
Tax Exempt Municipal Bonds	—	62,495,423	—
Mortgage-Backed Securities	—	238,852,713	—
Equity Securities	—	306,674	—
Total	$—	$429,700,540	$—

There were no liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents assets measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall. There were no liabilities measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014.

Assets:	Level 1	Level 2	Level 3	Balance At March 31, 2015
Mortgage Loans Held For Sale	$—	$1,878,844	$—	$1,878,844
Collateral Dependent Impaired Loans (1)	—	—	15,324,712	15,324,712
Foreclosed Assets	—	—	6,486,850	6,486,850
Total	$—	$1,878,844	$21,811,562	$23,690,406

(1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $373,489

Assets:	Level 1	Level 2	Level 3	Balance At December 31, 2014
Mortgage Loans Held For Sale	$—	$1,864,999	$—	$1,864,999
Collateral Dependent Impaired Loans (1)	—	—	19,772,955	19,772,955
Foreclosed Assets	—	—	3,229,710	3,229,710
Total	$—	$1,864,999	$23,002,665	$24,867,664

(1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $475,000

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9. Carrying Amounts and Fair Value of Financial Instruments, Continued

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value		Significant
	March 31,	Valuation	Unobservable
	2015	Technique	Inputs	Range
Collateral Dependent Impaired Loans	$15,324,712	Appraised Value	Discount Rates/ Discounts to Appraised Values	0% - 70%
Foreclosed Assets	6,486,850	Appraised Value/Comparable Sales	Discount Rates/ Discounts to Appraised Values	12% - 79%

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

Loans Receivable, Net—The fair value of loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. As discount rates are based on current loan rates as well as management estimates, the fair values presented may not be indicative of the value negotiated in an actual sale.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9. Carrying Amounts and Fair Value of Financial Instruments, Continued

The following tables are a summary of the carrying value and estimated fair value of the Company’s financial instruments as of March 31, 2015 and December 31, 2014 presented in accordance with the applicable accounting guidance.

	March 31, 2015
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash And Cash Equivalents	$8,462	$8,462	$8,462	$—	$—
Certificates Of Deposits With Other Banks	2,095	2,095	—	2,095	—
Investment And Mortgage-Backed Securities	434,503	434,503	—	434,503	—
Loans Receivable, Net	332,058	332,120	—	—	332,120
FHLB Stock	2,196	2,196	2,196	—	—

Financial Liabilities:
Deposits:
Checking, Savings, And Money Market Accounts	$415,778	$415,778	$415,778	$—	$—
Certificate Accounts	256,663	256,845	—	256,845	—
Advances From FHLB	34,200	35,978	—	35,978	—
Other Borrowed Money	10,340	10,340	10,340	—	—
Senior Convertible Debentures	6,084	6,084	—	6,084	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

	December 31, 2014
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash And Cash Equivalents	$10,193	$10,193	$10,193	$—	$—
Certificates Of Deposits With Other Banks	2,095	2,095	—	2,095	—
Investment And Mortgage-Backed Securities	429,701	429,701	—	429,701	—
Loans Receivable, Net	339,874	340,368	—	—	340,368
FHLB Stock	3,145	3,145	3,145	—	—

Financial Liabilities:
Deposits:
Checking, Savings, And Money Market Accounts	$406,864	$406,864	$406,864	$—	$—
Certificate Accounts	253,251	253,300	—	253,300	—
Advances From FHLB	52,900	55,646	—	55,646	—
Other Borrowed Money	8,523	8,523	8,523	—	—
Senior Convertible Debentures	6,084	6,084	—	6,084	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

At March 31, 2015, the Bank had $46.1 million of off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

Fair value estimates are made on a specific date, based on relevant market data and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale the Bank’s entire holdings of a particular financial instrument.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9. Carrying Amounts and Fair Value of Financial Instruments, Continued

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

10. Accounting and Reporting Changes

The following is a summary of recent authoritative pronouncements that could affect accounting, reporting, and disclosure of financial information by the Company:

In January 2014, the FASB amended the Investments-Equity Method and Joint Ventures topic of the ASC to address accounting for investments in qualified affordable housing projects. If certain conditions are met, the amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects by amortizing the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizing the net investment performance in the income statement as a component of income tax expense (benefit). If those conditions are not met, the investment should be accounted for as an equity method investment or a cost method investment in accordance with existing accounting guidance. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014 and should be applied retrospectively for all periods presented. Early adoption is permitted. The amendments did not have a material effect of the Company's financial statements.

In January 2014, the FASB amended the Receivables topic of the ASC. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned (OREO). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual period beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 31, 2017. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

10. Accounting and Reporting Changes, Continued

as secured borrowings. The amendments will be effective for the Company for the first interim or annual period beginning after December 15, 2014. The Company will apply the guidance by making a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In June 2014, the FASB issued guidance which clarifies that performance targets associated with stock compensation should be treated as a performance condition and should not be reflected in the grant date fair value of the stock award. The amendments will be effective for the Company for fiscal years that begin after December 15, 2015. The Company will apply the guidance to all stock awards granted or modified after the amendments are effective. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In January 2015, the FASB issued guidance that eliminated the concept of extraordinary items from U.S. GAAP. Existing U.S. GAAP required that an entity separately classify, present, and disclose extraordinary events and transactions. The amendments will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements often include the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including, but not limited to:

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

Some of these and other factors are discussed in the Company's 2014 Form 10-K under Item 1A, “Risk Factors.” Such developments could have an adverse impact on our financial position and our results of operations.

Any of the forward-looking statements that we make in this quarterly report and in other public statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2015 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect the Company’s financial condition, liquidity and operating and stock price performance.

Financial Condition At March 31, 2015 and December 31, 2014

Assets
Total assets decreased $2.2 million or 0.3% to $823.1 million at March 31, 2015 from $825.4 million at December 31, 2014. The increases and decreases in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	March 31, 2015	December 31, 2014	Amount	Percent
Cash And Cash Equivalents	$8,461,858	$10,192,702	$(1,730,844)	(17.0)%
Investment And Mortgage- Backed Securities – Available For Sale	434,502,629	429,700,540	4,802,089	1.1
Loans Receivable, Net	332,058,427	339,874,495	(7,816,068)	(2.3)
Other Real Estate Owned	6,486,850	3,229,710	3,257,140	100.8
FHLB Stock	2,196,100	3,144,600	(948,500)	(30.2)
Other Assets	3,250,342	3,480,676	(230,334)	(6.6)

Cash and cash equivalents decreased $1.7 million or 17.0% to $8.5 million at March 31, 2015 from $10.2 million at December 31, 2014. Investment and mortgage-backed securities available for sale increased $4.8 million or 1.1% to $434.5 million at March 31, 2015 from $429.7 million at December 31, 2014.

Loans receivable, net, decreased $7.8 million or 2.3% to $332.1 million at March 31, 2015 from $339.9 million at December 31, 2014. The decrease was a result of increased loan repayments combined with lower loan demand from creditworthy borrowers. Residential real estate loans decreased $1.2 million or 1.6% to $76.1 million at March 31, 2015 from $77.3 million at December 31, 2014. Consumer loans were $50.4 million at both March 31, 2015 and December 31, 2014. Commercial real estate loans decreased $4.9 million or 2.3% to $204.6 million at March 31, 2015 from $209.5 million at December 31, 2014. Commercial business loans decreased $1.7 million or 15.7% to $8.9 million at March 31, 2015 from $10.6 million at December 31, 2014. Loans held for sale remained unchanged with a balance of $1.9 million at both March 31, 2015 and December 31, 2014.

Other real estate owned ("OREO") increased $3.3 million or 100.8% to $6.5 million at March 31, 2015 from $3.2 million at December 31, 2014. The increase was due to 21 foreclosures during the quarter ended March 31, 2015 with a total book value of $3.6 million offset by OREO sales and writedowns of $206,000 and $124,000, respectively. At March 31, 2015, the OREO balance consisted of the following real estate properties: 25 single-family residences and 34 lots within residential subdivisions located

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

throughout our market areas in South Carolina and Georgia; 11 parcels of commercial land in South Carolina; one commercial building in South Carolina; and eight lots within a subdivision and adjacent 22.96 acres of land in Aiken, South Carolina.

FHLB stock decreased $949,000 or 30.2% to $2.2 million at March 31, 2015 compared to $3.1 million at December 31, 2014 as a result of stock redemptions by the FHLB of Atlanta. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which is a percentage of total assets, plus a transaction component, which is a percentage of outstanding advances (borrowings) from the FHLB of Atlanta. As total assets and total advances have decreased, so has the Bank’s required investment in FHLB stock. In addition, effective March 20, 2015, the membership component decreased from 0.15% of total assets to 0.09% and the transaction component decreased from 4.50% of outstanding advances to 4.25%.

Other assets decreased $230,000 or 6.6% to $3.3 million at March 31, 2015 compared to $3.5 million at December 31, 2014 primarily as a result of a decrease in deferred taxes.

Liabilities
Deposit Accounts – The balances, weighted average rates and increases and decreases in deposit accounts were as follows:

	March 31, 2015		December 31, 2014		Balance Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Amount	Percent
Demand Accounts:
Checking	$151,711,065	0.03%	$143,422,150	0.03%	$8,288,915	5.78%
Money Market	234,453,345	0.16	234,819,052	0.19	(365,707)	(0.16)
Statement Savings Accounts	29,613,905	0.10	28,622,933	0.10	990,972	3.46
Total	415,778,315	0.11	406,864,135	0.13	8,914,180	2.19

Certificate Accounts:
0.00 – 1.99%	235,332,428		227,473,082		7,859,346	3.46
2.00 – 2.99%	21,330,814		25,605,349		(4,274,535)	(16.69)
3.00 – 3.99%	—		172,598		(172,598)	(100.00)
4.00 – 4.99%	—		—		—	—
5.00 – 5.99%	—		—		—	—
Total	256,663,242	0.75	253,251,029	0.79	3,412,213	1.35
Total Deposits	$672,441,557	0.35%	$660,115,164	0.38%	$12,326,393	1.87%

Included in the certificate accounts above were $41.9 million and $38.8 million in brokered deposits at March 31, 2015 and December 31, 2014, respectively, with a weighted average interest rate of 1.03% and 1.14%, respectively.

Advances From FHLB – FHLB advances are summarized by contractual year of maturity and weighted average interest rate in the table below:

	March 31, 2015		December 31, 2014		Balance Decrease
Fiscal Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2015	$10,000,000	3.82%	$15,000,000	2.61%	$5,000,000	33.33%
2016	6,300,000	3.27	20,000,000	4.61	13,700,000	68.50
2017	12,900,000	4.38	12,900,000	4.38	—	—
2018	5,000,000	3.39	5,000,000	3.39	—	—
Thereafter	—	—	—	—	—	—
Total Advances	$34,200,000	3.87%	$52,900,000	3.87%	$18,700,000	35.35%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Advances are secured by a blanket collateral agreement with the FHLB pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $88.4 million and $88.1 million at March 31, 2015 and $99.9 million and $99.3 million at December 31, 2014, respectively. Advances are subject to prepayment penalties. During the quarter ended March 31, 2015, the Bank prepaid three FHLB advances totaling $15.0 million and incurred $788,000 in prepayment penalties in connection with these prepayments.

The following table shows at March 31, 2015 the FHLB advances that are callable as of the dates indicated. These advances are also included in the above table. All callable advances are callable at the option of the FHLB. If an advance is called, the Bank has the option to pay off the advance without penalty, reborrow the funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

As of March 31, 2015
Borrow Date	Maturity Date	Amount	Int. Rate	Type	Call Dates
11/23/05	11/23/15	$5,000,000	3.930%	Multi-Call	5/23/08 and quarterly thereafter
11/29/06	11/29/16	5,000,000	4.025	Multi-Call	5/29/08 and quarterly thereafter
05/24/07	05/24/17	7,900,000	4.375	Multi-Call	5/27/08 and quarterly thereafter
07/25/07	07/25/17	5,000,000	4.396	Multi-Call	7/25/08 and quarterly thereafter

Other Borrowings – The Bank had $10.3 million and $8.5 million in other borrowings (non-FHLB advances) at March 31, 2015 and December 31, 2014, respectively. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At both March 31, 2015 and December 31, 2014, the interest rate paid on the repurchase agreements was 0.15%. The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $16.2 million and $16.9 million, respectively, at March 31, 2015 and $17.3 million and $18.0 million, respectively, at December 31, 2014.

Junior Subordinated Debentures – On September 21, 2006, Security Federal Statutory Trust (the Trust), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures. The Capital Securities accrue and pay distributions at a floating rate of three month LIBOR plus 170 basis points annually which was equal to 1.97% at March 31, 2015. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part.

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

Equity – Shareholders’ equity increased $1.4 million or 1.6% to $88.9 million at March 31, 2015 from $87.4 million at December 31, 2014. Accumulated other comprehensive income, net of tax, comprised entirely of unrealized gains on securities available for sale, net of tax, increased $279,000 or 5.1% to $5.8 million at March 31, 2015 from $5.5 million at December 31, 2014. The Company’s net income available for common shareholders was $1.4 million for the three months ended March 31, 2015, after payment of $110,000 in preferred stock dividends. The Board of Directors of the Company declared common stock dividends totaling $236,000 during the three months ended March 31, 2015. Book value per common share was $22.72 at March 31, 2015 and $22.23 at December 31, 2014.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Month Periods Ended March 31, 2015 and 2014

Net Income Available to Common Shareholders - Net income available to common shareholders increased $202,000 or 16.9% to $1.4 million or $0.47 per diluted common share for the three months ended March 31, 2015 compared to $1.2 million or $0.41 per diluted common share for the three months ended March 31, 2014. The increase in net income was primarily the result of increases in net interest income and non-interest income, offset by an increase in non-interest expense.

Net Interest Income - The net interest margin on a tax equivalent basis increased 19 basis points to 3.09% for the three months ended March 31, 2015 from 2.90% for the comparable period in 2014 as the decline in the average cost of interest-bearing liabilities outpaced the decline in the average yield earned on interest-earning assets. Net interest income increased $133,000 or 2.3% to $5.8 million during the three months ended March 31, 2015, compared to $5.6 million during the same period in 2014. During the three months ended March 31, 2015, average interest earning assets decreased $31.8 million or 4.0% to $763.0 million compared to $794.7 million for the same period in 2014, while average interest-bearing liabilities decreased $40.3 million or 5.7% to $670.3 million compared to $710.5 million for the same period in 2014.

Interest Income - Total tax equivalent interest income decreased $244,000 or 3.4% to $6.9 million during the three months ended March 31, 2015 from $7.2 million for the same period in 2014. This decrease was primarily the result of the decrease in interest-earning assets, particularly loans. Total interest income on loans decreased $326,000 or 6.7% to $4.5 million during the three months ended March 31, 2015 from $4.9 million during the comparable period in 2014. The decrease was a result of a $20.1 million decrease in the average loan portfolio balance combined with a decrease of six basis points in the loan yield to 5.38% for the quarter ended March 31, 2015 from 5.44% for the same period in 2014. Interest income from mortgage-backed securities increased $35,000 or 2.5% to $1.4 million as a result of a 20 basis point increase in the portfolio yield. Tax equivalent interest income from investment securities increased $48,000 or 5.1% to $985,000 as a result of an increase of nine basis points in the yield combined with an increase of $624,000 in the average balance of the investment securities portfolio.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
	Average Balance	Yield(1)	Average Balance	Yield(1)	Increase (Decrease) In Interest And Dividend Income From 2014
Loans Receivable, Net	$337,268,397	5.38%	$357,392,216	5.44%	$(326,293)
Mortgage-Backed Securities	234,037,658	2.43	249,268,862	2.23	35,235
Investment Securities(2)	185,573,875	2.39	184,949,653	2.30	47,805
Overnight Time And Certificates of Deposit	6,082,263	0.17	3,104,619	0.46	(1,018)
Total Interest-Earning Assets	$762,962,193	3.71%	$794,715,350	3.68%	$(244,271)
(1) Annualized
(2) Tax equivalent basis is calculated using an effective tax rate of 34% and amounted to $124,081 and $127,532 for the quarters ended March 31, 2015 and 2014, respectively.

Interest Expense - Total interest expense decreased $377,000 or 24.3% to $1.2 million during the three months ended March 31, 2015 compared to $1.6 million for the same period last year. The decrease in total interest expense was attributable to decreases in interest rates paid and a $40.3 million decrease in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $91,000 or 13.1% to $605,000 during the three months ended March 31, 2015 compared to $696,000 for the same period in 2014. The decrease was attributable to a six basis point decrease in the cost of deposit accounts combined with a $3.7 million or 0.6% decrease in average interest-bearing deposits to $607.5 million for the quarter ended March 31, 2015 when compared to $611.2 million for the quarter ended March 31, 2014. The largest decrease was in certificate accounts, which decreased $5.5 million or 2.1% to an average balance of $255.4 million during the three months ended March 31, 2015 compared to $260.9 million for the same period in 2014. The Bank has been competing less aggressively for time deposits in its local area and focusing instead on core deposits, or non time deposits.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest expense on FHLB advances and other borrowings decreased $286,000 or 40.4% to $422,000 during the three months ended March 31, 2015 from $708,000 for the same period in 2014. The average balance of FHLB advances and other borrowed money decreased $36.6 million or 41.5% to $51.5 million during the three months ended March 31, 2015 from $88.1 million for the same period last year. During the quarter ended March 31, 2015 the Bank prepaid $15.0 million in FHLB advances with a weighted average rate of 4.8% in order to reduce interest expense in future periods and improve net interest spread. The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015		2014		Increase (Decrease) In Interest Expense From 2014
	Average Balance	Yield(1)	Average Balance	Yield(1)
Now And Money Market Accounts	$323,136,179	0.23%	$325,345,853	0.22%	$(62,330)
Statement Savings Accounts	28,913,643	0.10	24,889,448	0.10	993
Certificate Accounts	255,441,004	0.75	260,927,661	0.78	(29,636)
FHLB Advances And Other Borrowed Money	51,521,204	3.27	88,136,130	3.21	(285,960)
Junior Subordinated Debentures	5,155,000	1.95	5,155,000	1.94	63
Senior Convertible Debentures	6,084,000	8.00	6,084,000	8.00	—
Total Interest-Bearing Liabilities	$670,251,030	0.70%	$710,538,092	0.87%	$(376,870)
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

Management’s monthly review of the adequacy of the allowance includes three main components. The first component is an analysis of loss potential in various homogeneous segments of the loan portfolio based on historical trends and the risk inherent in each loan category. Previously, management applied a five year historical loss ratio to each loan category to estimate the inherent loss in these pooled loans. However, as a result of the decline in economic conditions and the unprecedented increases in delinquencies and charge offs experienced by the industry, the Company no longer considers five year historical losses relevant indicators of future losses. As a result, management began applying 12 to 24 month historical loss ratios to each loan category to more accurately project losses in the near future.

The second component of management’s monthly analysis is the specific review and evaluation of significant problem credits identified through the Company’s internal monitoring system. These loans are evaluated for impairment and recorded in accordance with accounting guidance. For each loan deemed impaired, management calculates a specific reserve for the amount in which the recorded investment in the loan exceeds the fair value. This estimate is based on a thorough analysis of the most probable source of repayment, which is typically liquidation of the collateral underlying the loan.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Annualized net charge-offs were $2.2 million or 0.64% of gross loans during the quarter ended March 31, 2015 compared to $2.0 million or 0.55% of gross loans for the same three month period in 2014. The provision for loan losses was $100,000 for the both the three months ended March 31, 2015 and 2014. The following table details selected activity associated with the allowance for loan losses for the quarters ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Beginning Balance	$8,357,496	$10,241,970
Provision	100,000	100,000
Charge-offs	(619,014)	(777,575)
Recoveries	80,435	281,360
Ending Balance	$7,918,917	$9,845,755

Allowance For Loan Losses As A Percentage Of Gross Loans Receivable, Held For Investment At The End Of The Period	2.3%	2.7%
Allowance For Loan Losses As A Percentage Of Impaired Loans At The End Of The Period	50.4%	33.0%
Impaired Loans	$15,698,201	$29,828,194
Gross Loans Receivable, Held For Investment (1)	$338,098,500	$361,917,316
Total Loans Receivable, Net	$332,058,427	$354,981,296

(1) TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.

Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral. In the event an acceptable arrangement cannot be reached, we may need to acquire these properties through foreclosure or other means and subsequently sell, develop or liquidate them.

Non-Interest Income - Non-interest income increased $1.1 million or 72.5% to $2.7 million for the quarter ended March 31, 2015, compared to $1.5 million for the quarter ended March 31, 2014. The following table provides a detailed analysis of the changes in the components of non-interest income:

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amounts	Percent
Gain On Sale Of Investments	$1,486,939	$84,356	$1,402,583	1,662.7%
Gain On Sale Of Loans	154,019	128,242	25,777	20.1
Service Fees On Deposit Accounts	257,516	276,485	(18,969)	(6.9)
Commissions From Insurance Agency	130,112	91,634	38,478	42.0
Bank Owned Life Insurance Income	87,000	205,827	(118,827)	(57.7)
Trust Income	148,800	105,000	43,800	41.7
Check Card Fee Income	231,301	210,695	20,606	9.8
Grant Income	—	281,960	(281,960)	(100.0)
Other	155,320	152,200	3,120	2.0
Total Non-Interest Income	$2,651,007	$1,536,399	$1,114,608	72.5%

Gain on sale of investment securities was $1.5 million during the quarter ended March 31, 2015, an increase of $1.4 million or 1,662.7% compared to $84,000 for the same period last year. The net gain resulted from the sale of 32 investment securities during the quarter ended March 31, 2015 compared to the sale of nine investment securities during the same period in 2014.

Income from cash value of life insurance decreased $119,000 or 57.7% to $87,000 during the quarter ended March 31, 2015 from $206,000 for the same period in 2014. The Company did not receive any life insurance proceeds during the quarter ended March 31, 2015 compared to proceeds of $131,000 recognized during the same period in 2014.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

There was no grant income received during the quarter ended March 31, 2015, compared to $282,000 received in the same period of 2014 in recognition of the Company's commitment to community development. The grant was received from the U.S. Treasury's Community Development Financial Institution's Fund in connection with the Company's participation in the U.S. Department of Treasury's Community Development Capital Initiative.

General And Administrative Expenses –For the quarter ended March 31, 2015, non-interest expense increased $928,000 or 17.4% to $6.3 million compared to $5.3 million for the same period in 2014. The increase in non-interest expense was primarily a result of an increase in salaries and employee benefits expense and prepayment penalties on FHLB advances. The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amounts	Percent
Compensation And Employee Benefits	$2,987,031	$2,847,002	$140,029	4.9%
Occupancy	490,658	500,916	(10,258)	(2.0)
Advertising	96,161	100,396	(4,235)	(4.2)
Depreciation And Maintenance Of Equipment	417,245	417,506	(261)	(0.1)
FDIC Insurance Premiums	160,221	185,457	(25,236)	(13.6)
Amortization of Intangibles	—	11,970	(11,970)	(100.0)
Net Cost Of Operation Of Other Real Estate Owned	196,624	269,096	(72,472)	(26.9)
Prepayment Penalties on FHLB Advances	787,851	—	787,851	100.0
Other	1,118,804	994,336	124,468	12.5
Total General And Administrative Expenses	$6,254,595	$5,326,679	$927,916	17.4%

Compensation and employee benefits expenses increased $140,000, or 4.9% to $3.0 million for the quarter ended March 31, 2015 compared to $2.8 million during the same period in 2014. FDIC insurance premiums decreased $25,000 or 13.6% to $160,000 for the quarter ended March 31, 2015 compared to $185,000 for the quarter ended March 31, 2014.

The Company incurred a prepayment penalty of $788,000 for paying down FHLB advances during the three months ended March 31, 2015. The Company elected to prepay these higher rate advances to lower cost of funds. The Company did not prepay any advances during the three months ended March 31, 2014.

Other expenses increased $124,000, or 12.5% to $1.1 million for the quarter ended March 31, 2015 compared to $994,000 for the same period in the prior year. Other expenses include legal, professional, and consulting expenses, stationary and office supplies and other miscellaneous expenses.

Provision For Income Taxes – The provision for income taxes increased $117,000 or 26.0% to $568,000 for the three months ended March 31, 2015 from $451,000 for the same period one year ago. Income before income taxes was $2.1 million and $1.8 million for the three months ended March 31, 2015 and 2014, respectively. The Company’s combined federal and state effective income tax rate for the current quarter was 27.4% compared to 25.7% for the same quarter one year ago.

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

During the three months ended March 31, 2015 loan repayments exceeded loan disbursements resulting in a $7.8 million or 2.3% decrease in total net loans receivable. During the three months ended March 31, 2015, deposits increased $12.3 million and FHLB advances decreased $18.7 million. The Bank had $213.3 million in additional borrowing capacity at the FHLB at the end of the period. At March 31, 2015, the Bank had $153.1 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed on maturity.

At March 31, 2015, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 23.1%, 10.8%, 23.1%, and 24.4%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively. e Bank must maintain minimum total risk based, Tier 1 risk based, common equity Tier 1 capital, and Tier 1 leverage ratios of 10.0%, 8.0%, 6.5% and 5.0%, respectively.

The Company also exceeded all regulatory capital requirements with CET1, Tier 1 leverage-based capital, Tier 1 risk- based capital and total risk-based capital ratios of 15.8%, 10.7%, 23.0%, and 24.2%, respectively, as of March 31, 2015.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2015.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused Lines Of Credit	$681	$2,602	$12,461	$15,744	$29,598	$45,342
Standby Letters Of Credit	—	510	270	780	23	803
Total	$681	$3,112	$12,731	$16,524	$29,621	$46,145

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

For the three months ended March 31, 2015, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 3.01%.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at March 31, 2015 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

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

Item 1A    Risk Factors
There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2    Unregistered Sales of Equity Securities and Use Of Proceeds

None

Item 3    Defaults Upon Senior Securities

None

Item 4    Mine Safety Disclosures

Not applicable

Item 5    Other Information

None

Item 6    Exhibits

3.1	Articles of Incorporation, as amended (1)
3.2	Articles of Amendment, including Certificate of Designation relating to the Company's Fixed Rate Cumulative Perpetual Preferred Stock Series B (2)
3.3	Amended and Restated Bylaws (3)
4.1	Form of Stock Certificate of the Company and other instruments defining the rights of security holders, including indentures (4)
4.2	Form of Certificate for the Series B Preferred Shares (2)
4.3	Form of Indenture with respect to the Company's 8.0% Convertible Senior Debentures Due 2029 (5)
4.4	Specimen Convertible Senior Debenture Due 2029 (5)
4.5	Letter Agreement (including Securities Exchange Agreement B Standard Terms, attached as Exhibit A) dated September 29, 2010 between the Company and the United States Department of the Treasury (2)
4.6	Letter Agreement (including Securities Purchase Agreement B Standard Terms, attached as Exhibit A) dated September 29, 2010 between the Company and the United States Department of the Treasury (2)
10.1	1993 Salary Continuation Agreements (6)
10.2	Amendment One to 1993 Salary Continuation Agreements (7)
10.3	Form of 2006 Salary Continuation Agreement (8)
10.4	Form of Security Federal Split Dollar Agreement (8)
10.5	1999 Stock Option Plan (9)
10.6	2002 Stock Option Plan (10)
10.7	2006 Stock Option Plan (11)
10.8	2008 Equity Incentive Plan (12)

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

10.9	Form of incentive stock option agreement and non-qualified stock option agreement pursuant to the 2006 Stock Option Plan (11)
10.10	2004 Employee Stock Purchase Plan (13)
10.11	Incentive Compensation Plan (6)
10.12	Form of Compensation Modification Agreement (14)
14	Code of Ethics (15)
25	Subsidiaries of Registrant
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Changes in Shareholders’Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements (16)

_____________

(1)	Filed on June 26, 1998, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 30, 2010.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 16, 2015.

(4)	Filed on August 12, 1987, as an exhibit to the Company’s Registration Statement on Form 8-A and incorporated herein by reference.

(5)	Filed on July 13, 2009 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-160553) and incorporated herein by reference.

(6)	Filed on June 28, 1993, as an exhibit to the Company’s Annual Report on Form 10-KSB and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.

(8)	Filed on May 24, 2006 as an exhibit to the Company’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.

(9)	Filed on March 2, 2000, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference

(10)	Filed on January 3, 2003, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference.

(11)	Filed on August 22, 2006, as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-136813) and incorporated herein by reference.

(12)	Filed on November 12, 2008, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference.

(13)	Filed on June 18, 2004, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2008.

(15)	Filed on June 29, 2006, as an exhibit to the Company’s Annual Report on Form 10-K and incorporated herein by reference.

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
SECURITY FEDERAL CORPORATION

Date:	May 13, 2015	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
Duly Authorized Representative

Date:	May 13, 2015	By:	/s/Jessica T. Cummins
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

101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements