Form 10-Q
period 2015-06-30
SECURITY FEDERAL CORP
filed 2015-08-13
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 – Q
(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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

Large accelerated filed [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	August 13, 2015	2,945,474

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
		(Audited)
ASSETS:
Cash And Cash Equivalents	$9,520,536	$10,192,702
Certificates Of Deposit With Other Banks	2,095,000	2,095,000
Investment And Mortgage-Backed Securities:
Available For Sale (Amortized Cost Of $391,109,584 And $420,876,924 At June 30, 2015 And December 31, 2014, Respectively)	395,663,451	429,700,540
Held To Maturity (Fair Value Of $31,842,622 And $0 At June 30, 2015 And December 31, 2014, Respectively)	32,270,915	—
Total Investments And Mortgage-Backed Securities	427,934,366	429,700,540
Loans Receivable, Net:
Held For Sale	2,400,064	1,864,999
Held For Investment (Net Of Allowance Of $7,795,582 And $8,357,496 At June 30, 2015 And December 31, 2014, Respectively)	314,147,814	338,009,496
Total Loans Receivable, Net	316,547,878	339,874,495
Accrued Interest Receivable:
Loans	865,709	971,569
Mortgage-Backed Securities	663,863	682,585
Investment Securities	1,523,927	1,408,924
Total Accrued Interest Receivable	3,053,499	3,063,078
Premises And Equipment, Net	18,910,898	18,233,226
Federal Home Loan Bank ("FHLB") Stock, At Cost	2,034,600	3,144,600
Other Real Estate Owned	5,584,017	3,229,710
Bank Owned Life Insurance	11,324,045	11,150,045
Intangible Assets, Net	—	—
Goodwill	1,199,754	1,199,754
Other Assets	4,824,854	3,480,676
Total Assets	$803,029,447	$825,363,826
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposit Accounts	$659,204,841	$660,115,164
Advances From FHLB	30,400,000	52,900,000
Other Borrowings	8,885,455	8,523,348
Junior Subordinated Debentures	5,155,000	5,155,000
Advance Payments By Borrowers For Taxes And Insurance	565,072	266,352
Senior Convertible Debentures	6,084,000	6,084,000
Other Liabilities	5,242,699	4,884,577
Total Liabilities	715,537,067	737,928,441
Shareholders' Equity:
Serial Preferred Stock, $.01 Par Value; Authorized 200,000 Shares; Issued And Outstanding, 22,000 Shares	22,000,000	22,000,000
Common Stock, $.01 Par Value; Authorized 5,000,000 Shares; Issued And Outstanding Shares, 3,146,407 And 2,945,474, Respectively, At June 30, 2015 And 3,144,934 And 2,944,001, Respectively, At December 31, 2014	31,464	31,449
Additional Paid-In Capital	12,022,494	11,990,813
Treasury Stock, At Cost (200,933 Shares)	(4,330,712)	(4,330,712)
Unvested Restricted Stock	(25,358)	—
Accumulated Other Comprehensive Income	3,190,592	5,476,375
Retained Earnings	54,603,900	52,267,460
Total Shareholders' Equity	87,492,380	87,435,385
Total Liabilities And Shareholders' Equity	$803,029,447	$825,363,826
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest Income:
Loans	$4,622,109	$4,920,562	$9,159,304	$9,784,050
Mortgage-Backed Securities	1,353,336	1,640,016	2,777,689	3,029,134
Investment Securities	1,088,753	1,073,905	2,073,859	2,011,206
Other	1,587	2,457	4,137	6,025
Total Interest Income	7,065,785	7,636,940	14,014,989	14,830,415
Interest Expense:
NOW And Money Market Accounts	103,851	128,974	222,280	309,733
Statement Savings Accounts	7,610	6,589	14,730	12,716
Certificate Accounts	470,104	500,307	949,263	1,009,102
FHLB Advances And Other Borrowed Money	339,233	724,577	760,988	1,432,292
Senior Convertible Debentures	121,680	121,680	243,360	243,360
Junior Subordinated Debentures	25,713	25,187	50,791	50,202
Total Interest Expense	1,068,191	1,507,314	2,241,412	3,057,405
Net Interest Income	5,997,594	6,129,626	11,773,577	11,773,010
Provision For Loan Losses	—	100,000	100,000	200,000
Net Interest Income After Provision For Loan Losses	5,997,594	6,029,626	11,673,577	11,573,010
Non-Interest Income:
Gain (Loss) On Sale Of Investment Securities	181,814	(39,485)	1,668,753	44,871
Gain On Sale Of Loans	181,082	218,288	335,101	346,530
Service Fees On Deposit Accounts	274,651	284,071	532,167	560,556
Commissions From Insurance Agency	103,547	109,229	233,659	200,863
Trust Income	148,800	141,000	297,600	246,000
Bank Owned Life Insurance Income	87,000	198,537	174,000	404,364
Check Card Fee Income	248,119	233,861	479,420	444,556
Grant Income	—	17,750	—	299,710
Other	162,572	168,687	317,892	320,887
Total Non-Interest Income	1,387,585	1,331,938	4,038,592	2,868,337
Non-Interest Expense:
Compensation And Employee Benefits	2,986,924	2,836,547	5,973,955	5,683,549
Occupancy	455,053	474,836	945,711	975,752
Advertising	99,564	142,863	195,725	243,259
Depreciation And Maintenance Of Equipment	445,585	393,270	862,830	810,776
Federal Deposit Insurance Corporation ("FDIC") Insurance Premiums	155,592	178,785	315,813	364,242
Net Cost Of Operation Of Other Real Estate Owned	90,873	254,474	287,497	523,570
Prepayment Penalties on FHLB Advances	—	—	787,851	—
Other	1,101,446	1,035,848	2,220,250	2,042,154
Total Non-Interest Expense	5,335,037	5,316,623	11,589,632	10,643,302
Income Before Income Taxes	2,050,142	2,044,941	4,122,537	3,798,045
Provision For Income Taxes	527,054	568,125	1,094,822	1,018,709
Net Income	1,523,088	1,476,816	3,027,715	2,779,336
Preferred Stock Dividends	110,000	110,000	220,000	220,000
Net Income Available To Common Shareholders	$1,413,088	$1,366,816	$2,807,715	$2,559,336
Net Income Per Common Share (Basic)	$0.48	$0.46	$0.95	$0.87
Net Income Per Common Share (Diluted)	$0.46	$0.44	$0.91	$0.83
Cash Dividend Per Share On Common Stock	$0.08	$0.08	$0.16	$0.16
Weighted Average Shares Outstanding (Basic)	2,944,001	2,944,001	2,944,001	2,944,001
Weighted Average Shares Outstanding (Diluted)	3,248,249	3,248,201	3,248,240	3,248,201
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,
	2015	2014
Net Income	$1,523,088	$1,476,816
Other Comprehensive Income (Loss)
Unrealized Gains (Losses) On Securities:
Unrealized Holding Gains (Losses) On Securities Available For Sale, Net Of Taxes Of $(1,494,172) And $1,668,413 At June 30, 2015 And 2014, Respectively	(2,441,980)	2,697,666
Reclassification Adjustment For (Gains) Losses Included In Net Income, Net Of Taxes Of $69,089 And $(15,004) At June 30, 2015 And 2014, Respectively	(112,725)	24,481
Amortization Of Unrealized Gains On Available For Sale Securities Transferred to Held To Maturity, Net Of Taxes of $(6,341) and $0 at June 30, 2015 and 2014, Respectively	(10,363)	—
Other Comprehensive Income (Loss)	(2,565,068)	2,722,147
Comprehensive Income (Loss)	$(1,041,980)	$4,198,963

	Six Months Ended June 30,
	2015	2014
Net Income	$3,027,715	$2,779,336
Other Comprehensive Income (Loss)
Unrealized Gains (Losses) On Securities:
Unrealized Holding Gains (Losses) On Securities Available For Sale, Net Of Taxes Of ($758,513) And $2,707,233 At June 30, 2015 And 2014, Respectively	(1,240,793)	4,444,884
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes Of $634,126 And $17,051 At June 30, 2015 And 2014, Respectively	(1,034,627)	(27,820)
Amortization Of Unrealized Gains On Available For Sale Securities Transferred to Held To Maturity, Net Of Taxes of $(6,341) and $0 at June 30, 2015 and 2014, Respectively	(10,363)	—
Other Comprehensive Income (Loss)	(2,285,783)	4,417,064
Comprehensive Income	$741,932	$7,196,400

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
For the Six Months Ended June 30, 2015 and 2014

	Preferred Stock	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2013	$22,000,000	$31,449	$11,978,137	$(4,330,712)	$472,406	$47,838,800	$77,990,080
Net Income	—	—	—	—	—	2,779,336	2,779,336
Other Comprehensive Income, Net Of Tax	—	—	—	—	4,417,064	—	4,417,064
Stock Option Compensation Expense	—	—	6,338	—	—	—	6,338
Cash Dividends On Preferred Stock	—	—	—	—	—	(220,000)	(220,000)
Cash Dividends On Common Stock	—	—	—	—	—	(471,041)	(471,041)
Balance at June 30, 2014	$22,000,000	$31,449	$11,984,475	$(4,330,712)	$4,889,470	$49,927,095	$84,501,777

	Preferred Stock	Common Stock	Unvested Restricted Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2014	$22,000,000	$31,449	$—	$11,990,813	$(4,330,712)	$5,476,375	$52,267,460	$87,435,385
Net Income	—	—	—	—	—	—	3,027,715	3,027,715
Other Comprehensive Loss, Net Of Tax	—	—	—	—	—	(2,285,783)	—	(2,285,783)
Common Stock Issuance	—	15	(25,358)	25,343	—	—	—	—
Stock Option Compensation Expense	—	—	—	6,338	—	—	—	6,338
Cash Dividends On Preferred Stock	—	—	—	—	—	—	(220,000)	(220,000)
Cash Dividends On Common Stock	—	—	—	—	—	—	(471,275)	(471,275)
Balance at June 30, 2015	$22,000,000	$31,464	$(25,358)	$12,022,494	$(4,330,712)	$3,190,592	$54,603,900	$87,492,380

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,027,715	$2,779,336
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	609,013	591,422
Amortization Of Intangible Assets	—	11,970
Stock Option Compensation Expense	6,338	6,338
Discount Accretion And Premium Amortization	2,044,787	2,688,258
Provisions For Losses On Loans	100,000	200,000
Income From Bank Owned Life Insurance	(174,000)	(150,000)
Gain On Sales Of Loans	(335,101)	(346,530)
Gain On Sales Of Mortgage-Backed Securities	(503,051)	(254,538)
(Gain) Loss On Sales Of Investment Securities	(1,165,702)	209,667
Gain On Sale Of Other Real Estate Owned	(104,813)	(64,723)
Write Down On Other Real Estate Owned	174,400	405,000
Amortization Of Deferred Costs On Loans	24,866	9,345
Proceeds From Sale Of Loans Held For Sale	11,772,855	12,328,927
Origination Of Loans Held For Sale	(11,972,819)	(12,132,479)
(Increase) Decrease In Accrued Interest Receivable:
Loans	105,860	82,442
Mortgage-Backed Securities	18,722	6,602
Investment Securities	(115,003)	(111,477)
Increase In Advance Payments By Borrowers	298,720	240,895
Other, Net	997,909	969,761
Net Cash Provided By Operating Activities	4,810,696	7,470,216

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase Of Mortgage-Backed Securities Available For Sale	(27,734,716)	(38,071,908)
Principal Repayments On Mortgage-Backed Securities Available For Sale	14,907,051	15,842,466
Principal Repayments On Mortgage-Backed Securities Held To Maturity	1,014,906	—
Purchase Of Investment Securities Available For Sale	(60,620,546)	(18,395,226)
Maturities Of Investment Securities Available For Sale	15,329,891	11,985,537
Proceeds From Sale Of Investment Securities Available For Sale	30,890,194	13,953,153
Proceeds From Sale Of Mortgage-Backed Securities Available For Sale	23,333,612	13,351,800
Purchase Of FHLB Stock	(2,020,700)	(3,671,300)
Redemption Of FHLB Stock	3,130,700	4,114,780
Proceeds From Bank Owned Life Insurance	—	624,260
Decrease In Loans Receivable	20,012,876	11,213,029
Proceeds From Sale Of Other Real Estate Owned	1,300,046	514,644
Purchase And Improvement Of Premises And Equipment	(1,286,685)	(1,833,878)
Net Cash Provided By Investing Activities	18,256,629	9,627,357

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)	Six Months Ended June 30,
	2015	2014

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease In Deposit Accounts	$(910,323)	$(272,999)
Proceeds From FHLB Advances	174,790,000	141,215,000
Repayment Of FHLB Advances	(197,290,000)	(153,802,746)
Increase In Other Borrowings, Net	362,107	1,355,628
Dividends To Preferred Stock Shareholders	(220,000)	(220,000)
Dividends To Common Stock Shareholders	(471,275)	(471,041)
Net Cash Used By Financing Activities	(23,739,491)	(12,196,158)
Net Increase (Decrease) In Cash And Cash Equivalents	(672,166)	4,901,415
Cash And Cash Equivalents At Beginning Of Period	10,192,702	7,629,771
Cash And Cash Equivalents At End Of Period	$9,520,536	$12,531,186
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Period For:
Interest	$2,404,297	$3,089,937
Income Taxes	$672,388	$180,350
Supplemental Schedule Of Non Cash Transactions:
Transfers From Loans Receivable To Other Real Estate Owned	$3,723,940	$1,038,960
Transfers Of Mortgage-Backed Securities From Available For Sale To Held To Maturity	$32,811,452	$—

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America; therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited consolidated financial statements appearing in Security Federal Corporation’s (the “Company”) 2014 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-K, as amended, for the year ended December 31, 2014 (“2014 10-K”) when reviewing interim financial statements.

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

The following table provides a reconciliation of net income to net income available to common shareholders for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Earnings Available To Common Shareholders:
Net Income	$1,523,088	$1,476,816	$3,027,715	$2,779,336
Preferred Stock Dividends	110,000	110,000	220,000	220,000
Net Income Available To Common Shareholders	$1,413,088	$1,366,816	$2,807,715	$2,559,336

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

4. Earnings Per Common Share, Continued

The following tables include a summary of the Company's basic and diluted earnings per share for the periods indicated.

	For the Three Months Ended June 30,
	2015			2014
	Income	Shares	Per Share Amounts	Income		Shares		Per Share Amounts
Basic EPS	$1,413,088	2,944,001	$0.48	$1,366,816		2,944,001		$0.46
Effect of Dilutive Securities:
Senior Convertible Debentures	75,442	304,200	(0.02)	75,422		304,200		(0.02)
Unvested Restricted Stock	—	48	—	—	—	—	—	—
Diluted EPS	$1,488,530	3,248,249	$0.46	$1,442,238		3,248,201		$0.44

	For the Six Months Ended June 30,
	2015			2014
	Income	Shares	Per Share Amounts	Income		Shares		Per Share Amounts
Basic EPS	$2,807,715	2,944,001	$0.95	$2,559,336		2,944,001		$0.87
Effect of Dilutive Securities:
Senior Convertible Debentures	150,883	304,200	(0.04)	150,883		304,200		(0.04)
Unvested Restricted Stock	—	39	—	—	—	—	—	—
Diluted EPS	$2,958,598	3,248,240	$0.91	$2,710,219		3,248,201		$0.83

5. Stock-Based Compensation

Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. The following is a summary of the activity under the Company’s stock option plans for the periods presented:

	Three Months Ended June 30,
	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance, Beginning of Period	29,500	$23.55	50,500	$22.49
Options Granted	—	—	—	—
Options Exercised	—	—	—	—
Options Forfeited	—	—	(3,000)	23.83
Balance, End Of Period	29,500	$23.55	47,500	$22.41

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

5. Stock-Based Compensation, Continued

	Six Months Ended June 30,
	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance, Beginning of Period	47,500	$22.41	61,500	$22.49
Options Granted	—	—	—	—
Options Exercised	—	—	—	—
Options Forfeited	(18,000)	20.55	(14,000)	22.74
Balance, End Of Period	29,500	$23.55	47,500	$22.41

Options Exercisable	19,800		32,600

Options Available For Grant	50,000		50,000

At June 30, 2015, the Company had the following options outstanding:

Grant Date	Outstanding Options	Option Price	Expiration Date
01/01/06	3,500	$23.91	01/01/16

08/24/06	3,500	$23.03	08/24/16

05/24/07	2,000	$24.34	05/24/17

07/09/07	1,000	$24.61	07/09/17

10/01/07	2,000	$24.28	10/01/17

01/01/08	13,000	$23.49	01/01/18

05/19/08	2,500	$22.91	05/19/18

07/01/08	2,000	$22.91	07/01/18

None of the options outstanding at June 30, 2015 or 2014 had an exercise price below the average market price during the three or six month periods ended June 30, 2015 or 2014. Therefore, these options were not deemed to be dilutive to earnings per share in those periods.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale at the dates indicated are as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$6,081,284	$34,863	$146,192	$5,969,955
Federal Farm Credit Bank ("FFCB") Securities	2,000,000	—	56,562	1,943,438
Federal National Mortgage Association ("FNMA") Bonds	997,192	9,870	—	1,007,062
Small Business Administration (“SBA”) Bonds	115,995,397	1,743,576	288,859	117,450,114
Tax Exempt Municipal Bonds	75,821,260	1,103,897	1,763,525	75,161,632
Mortgage-Backed Securities	189,964,013	4,401,328	546,915	193,818,426
Equity Securities	250,438	62,386	—	312,824
Total Available For Sale	$391,109,584	$7,355,920	$2,802,053	$395,663,451

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$13,317,462	$83,691	$154,492	$13,246,661
FFCB Securities	5,750,000	—	82,006	5,667,994
FNMA Bonds	996,822	7,559	—	1,004,381
SBA Bonds	106,637,400	1,796,943	307,649	108,126,694
Tax Exempt Municipal Bonds	59,960,960	2,579,543	45,080	62,495,423
Mortgage-Backed Securities	233,963,842	5,704,855	815,984	238,852,713
Equity Securities	250,438	56,236	—	306,674
Total Available For Sale	$420,876,924	$10,228,827	$1,405,211	$429,700,540

FHLB securities, FFCB securities and FNMA and FHLMC mortgage-backed securities are issued by government-sponsored enterprises (“GSEs”).  GSEs are not backed by the full faith and credit of the United States government.  SBA bonds are backed by the full faith and credit of the United States government. Included in the tables above and below in mortgage-backed securities are Government National Mortgage Association ("GNMA") mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At June 30, 2015 the Bank held an amortized cost and fair value of $125.5 million and $128.4 million, respectively, in GNMA mortgage-backed securities included in mortgage-backed securities listed above compared to an amortized cost and fair value of $156.8 million and $160.6 million, respectively, at December 31, 2014. All mortgage-backed securities above are either GSEs or GNMA mortgage-backed securities. The Company has not invested in any private label mortgage-backed securities.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

The amortized cost and fair value of investment and mortgage-backed securities available for sale at June 30, 2015 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since mortgage-backed securities are not due at a single maturity date, they are disclosed separately, rather than allocated over the the maturity groupings below.

Investment Securities	Amortized Cost	Fair Value
Less Than One Year	$756,293	$759,158
One – Five Years	12,998,123	13,295,430
Over Five – Ten Years	63,923,630	64,618,639
More Than Ten Years	123,467,525	123,171,798
Mortgage-Backed Securities	189,964,013	193,818,426
	$391,109,584	$395,663,451

At June 30, 2015 the amortized cost and fair value of investment and mortgage-backed securities available for sale pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $86.5 million and $89.2 million, respectively, compared to an amortized cost and fair value of $120.7 million and $124.4 million, respectively, at December 31, 2014.

The Bank received $17.9 million and $13.4 million in gross proceeds from sales of available for sale securities during the three months ended June 30, 2015 and 2014, respectively. As a result, the Bank recognized gross gains of $182,000 and $168,000 respectively, and gross losses of $0 and $207,000 respectively, for the three months ended June 30, 2015 and 2014.

Similarly, during the six months ended June 30, 2015 and 2014, the Bank received $54.2 million and $27.3 million, respectively, in gross proceeds from sales of available for sale securities. As a result, the Bank recognized gross gains of $1.7 million and $477,000, respectively, and gross losses of $47,000 and $432,000, respectively, for the six months ended June 30, 2015 and 2014.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that the individual available for sale securities have been in a continuous unrealized loss position at the dates indicated.

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$—	$—	$3,853,808	$146,192	$3,853,808	$146,192
FFCB Securities	1,943,438	56,562	—	—	1,943,438	56,562
SBA Bonds	21,175,148	216,432	7,911,852	72,427	29,087,000	288,859
Tax Exempt Municipal Bond	52,740,553	1,735,478	777,236	28,047	53,517,789	1,763,525
Mortgage-Backed Securities	42,091,207	540,237	1,804,125	6,678	43,895,332	546,915
	$117,950,346	$2,548,709	$14,347,021	$253,344	$132,297,367	$2,802,053

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

Securities classified as available for sale are recorded at fair market value.  At June 30, 2015 and December 31, 2014, 9.0% and 67.8% of the unrealized losses, representing nine and 24 individual securities, respectively, consisted of securities in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).

Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value.

If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or we may recognize a portion in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment. There was no OTTI recognized during the six months ended June 30, 2015.

7. Investment and Mortgage-Backed Securities, Held to Maturity

During the quarter ended June 30, 2015 the Company transferred 22 mortgage-backed securities classified as available for sale to its held to maturity portfolio. At the date of the transfer these securities had a fair value $32.8 million, which resulted in an unrealized gain of $602,000 that is reported in accumulated other comprehensive income and will be amortized over the remaining life of the securities. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of held to maturity securities at June 30, 2015 are as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-Backed Securities (1)	$32,270,915	$—	$428,293	$31,842,622
Total Held to Maturity	$32,270,915	$—	$428,293	$31,842,622

(1) COMPRISED OF GSES OR GNMA MORTGAGE-BACKED SECURITIES

Other than the mortgage-backed securities included above, there were no other investment securities classified as held to maturity at June 30, 2015. There were no investment or mortgage-backed securities classified as held to maturity at December 31, 2014.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Held to Maturity, Continued

At June 30, 2015, the Bank held GNMA mortgage-backed securities that had an amortized cost and fair value of $22.7 million and $22.4 million, respectively. The Company has not invested in any private label mortgage-backed securities.

At June 30, 2015, the amortized cost and fair value of mortgage-backed securities held to maturity pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $28.2 million and $27.9 million, respectively.

The following tables show gross unrealized losses and fair value and length of time that individual held to maturity securities have been in a continuous unrealized loss position for six months ended June 30, 2015.

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-Backed Securities (1)	$31,842,622	$428,293	$—	$—	$31,842,622	$428,293
	$31,842,622	$428,293	$—	$—	$31,842,622	$428,293

(1) COMPRISED OF GNMA MORTGAGE-BACKED SECURITIES

The Company’s held to maturity portfolio is recorded at amortized cost.  The Company has the ability and intent to hold these securities to maturity. There were no sales of securities held to maturity during the six months ended June 30, 2015. There were no securities classified as held to maturity during the six months ended June 30, 2014.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

8.    Loans Receivable, Net

Loans receivable, net, consisted of the following as of the dates shown:

	June 30, 2015	December 31, 2014
Residential Real Estate Loans	$76,906,886	$77,282,817
Consumer Loans	50,509,764	50,391,224
Commercial Business Loans	8,215,675	10,564,467
Commercial Real Estate Loans	189,241,549	209,530,209
Total Loans Held For Investment	324,873,874	347,768,717
Loans Held For Sale	2,400,064	1,864,999
Total Loans Receivable, Gross	327,273,938	349,633,716
Less:
Allowance For Loan Losses	7,795,582	8,357,496
Loans In Process	2,886,469	1,379,114
Deferred Loan Fees	44,009	22,611
	10,726,060	9,759,221
Total Loans Receivable, Net	$316,547,878	$339,874,495

Changes in the allowance for loan losses for the three and six months ended June 30, 2015 and 2014 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance At Beginning Of Period	$7,918,917	$9,845,755	$8,357,496	$10,241,970
Provision For Loan Losses	—	100,000	100,000	200,000
Charge Offs	(277,946)	(1,016,477)	(896,960)	(1,794,052)
Recoveries	154,611	182,879	235,046	464,239
Total Allowance For Loan Losses	$7,795,582	$9,112,157	$7,795,582	$9,112,157

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables list the loan grades used by the Company as credit quality indicators and the balance in each category at the dates presented, excluding loans held for sale.

	Credit Quality Measures
June 30, 2015	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$67,804,564	$902,510	$1,402,316	$6,797,496	$76,906,886
Consumer	47,463,371	1,950,932	173,621	921,840	50,509,764
Commercial Business	7,258,869	366,829	378,642	211,335	8,215,675
Commercial Real Estate	117,804,892	41,632,382	20,189,398	9,614,877	189,241,549
Total	$240,331,696	$44,852,653	$22,143,977	$17,545,548	$324,873,874

	Credit Quality Measures
December 31, 2014	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$69,163,911	$956,976	$639,638	$6,522,292	$77,282,817
Consumer	48,283,560	1,046,624	128,033	933,007	50,391,224
Commercial Business	9,691,685	340,706	202,895	329,181	10,564,467
Commercial Real Estate	125,339,273	32,549,335	35,169,358	16,472,243	209,530,209
Total	$252,478,429	$34,893,641	$36,139,924	$24,256,723	$347,768,717

The following tables present an age analysis of past due balances by category at June 30, 2015 and December 31, 2014:

June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$424,625	$3,307,665	$3,732,290	$73,174,596	$76,906,886
Consumer	653,743	96,033	351,441	1,101,217	49,408,547	50,509,764
Commercial Business	195,971	—	175,802	371,773	7,843,902	8,215,675
Commercial Real Estate	2,331,143	118,266	4,091,092	6,540,501	182,701,048	189,241,549
Total	$3,180,857	$638,924	$7,926,000	$11,745,781	$313,128,093	$324,873,874

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$1,087,299	$3,061,339	$4,148,638	$73,134,179	$77,282,817
Consumer	1,868,787	91,223	573,644	2,533,654	47,857,570	50,391,224
Commercial Business	162,481	99,784	246,977	509,242	10,055,225	10,564,467
Commercial Real Estate	4,544,813	1,094,701	9,859,689	15,499,203	194,031,006	209,530,209
Total	$6,576,081	$2,373,007	$13,741,649	$22,690,737	$325,077,980	$347,768,717

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

At June 30, 2015 and December 31, 2014, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The following table shows non-accrual loans by category at June 30, 2015 compared to December 31, 2014:

	At June 30, 2015		At December 31, 2014		$	%
	Amount	Percent (1)	Amount	Percent (1)	Increase (Decrease)	Increase (Decrease)
Non-accrual Loans:
Residential Real Estate	$3,307,665	1.03%	$3,061,339	0.90%	$246,326	8.0%
Commercial Business	175,802	0.05	246,977	0.10	(71,175)	(28.8)
Commercial Real Estate	4,091,092	1.27	9,859,689	2.80	(5,768,597)	(58.5)
Consumer	351,441	0.11	573,644	0.20	(222,203)	(38.7)
Total Non-accrual Loans	$7,926,000	2.46%	$13,741,649	4.00%	$(5,815,649)	(42.3)%

(1) PERCENT OF TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.

The following tables show the activity in the allowance for loan losses by category for the periods indicated:

	For the Three Months Ended June 30, 2015
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,354,435	$1,141,797	$496,803	$4,925,882	$7,918,917
Provision	(44,208)	125,774	246,264	(327,830)	—
Charge-Offs	(916)	(273,007)	—	(4,023)	(277,946)
Recoveries	767	13,420	4,000	136,424	154,611
Ending Balance	$1,310,078	$1,007,984	$747,067	$4,730,453	$7,795,582

	For the Six Months Ended June 30, 2015
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,392,065	$886,716	$159,353	$5,919,362	$8,357,496
Provision	(36,838)	456,705	591,341	(911,208)	100,000
Charge-Offs	(45,916)	(393,625)	(10,947)	(446,472)	(896,960)
Recoveries	767	58,188	7,320	168,771	235,046
Ending Balance	$1,310,078	$1,007,984	$747,067	$4,730,453	$7,795,582

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

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

The following tables present information related to impaired loans evaluated individually and collectively for impairment in the allowance for loan losses at the dates indicated:

	Allowance For Loan Losses
June 30, 2015	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$35,500	$1,274,578	$1,310,078
Consumer	3,890	1,004,094	1,007,984
Commercial Business	—	747,067	747,067
Commercial Real Estate	145,760	4,584,693	4,730,453
Total	$185,150	$7,610,432	$7,795,582

	Allowance For Loan Losses
December 31, 2014	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,392,065	$1,392,065
Consumer	2,600	884,116	886,716
Commercial Business	—	159,353	159,353
Commercial Real Estate	472,400	5,446,962	5,919,362
Total	$475,000	$7,882,496	$8,357,496

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables present information related to impaired loans evaluated individually and collectively for impairment in loans receivable at the dates indicated:

	Loans Receivable
June 30, 2015	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$2,944,482	$73,962,404	$76,906,886
Consumer	247,832	50,261,932	50,509,764
Commercial Business	175,801	8,039,874	8,215,675
Commercial Real Estate	11,649,224	177,592,325	189,241,549
Total	$15,017,339	$309,856,535	$324,873,874

	Loans Receivable
December 31, 2014	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$2,519,814	$74,763,003	$77,282,817
Consumer	218,232	50,172,992	50,391,224
Commercial Business	236,030	10,328,437	10,564,467
Commercial Real Estate	17,273,879	192,256,330	209,530,209
Total	$20,247,955	$327,520,762	$347,768,717

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired management measures impairment and records the loan at fair value. Fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sale, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and if it is over 24 months old will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. The average balance of impaired loans was $15.2 million for three months ended June 30, 2015 compared to $29.8 million for the three months ended June 30, 2014.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables are a summary of information related to impaired loans at June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014.

		At		At
	June 30, 2015			December 31, 2014
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Related Allowance Recorded:
Residential Real Estate	$2,673,511	$2,758,641	$—	$2,519,814	$2,618,003	$—
Consumer	180,315	180,315	—	152,029	159,529	—
Commercial Business	175,801	375,801	—	236,030	436,030	—
Commercial Real Estate	10,386,266	13,955,279	—	13,721,964	18,088,149	—
With An Allowance Recorded:
Residential Real Estate	270,971	270,971	35,500	—	—	—
Consumer	67,517	75,017	3,890	66,203	66,203	2,600
Commercial Business	—	—	—	—	—	—
Commercial Real Estate	1,262,958	1,273,688	145,760	3,551,915	3,582,465	472,400
Total
Residential Real Estate	2,944,482	3,029,612	35,500	2,519,814	2,618,003	—
Consumer	247,832	255,332	3,890	218,232	225,732	2,600
Commercial Business	175,801	375,801	—	236,030	436,030	—
Commercial Real Estate	11,649,224	15,228,967	145,760	17,273,879	21,670,614	472,400
Total	$15,017,339	$18,889,712	$185,150	$20,247,955	$24,950,379	$475,000

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

	For the Three Months Ended June 30,
	2015		2014
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$2,694,645	$486	$4,298,141	$14,139
Consumer	181,718	—	249,210	—
Commercial Business	192,401	—	16,089	—
Commercial Real Estate	10,485,665	76,051	21,434,443	155,690
With An Allowance Recorded:
Residential Real Estate	273,476	—	603,056	—
Consumer	68,192	1,344	67,932	839
Commercial Business	—	—	483,561	—
Commercial Real Estate	1,269,379	15,807	2,636,348	8,384
Total
Residential Real Estate	2,968,121	486	4,901,197	14,139
Consumer	249,910	1,344	317,142	839
Commercial Business	192,401	—	499,650	—
Commercial Real Estate	11,755,044	91,858	24,070,791	164,074
Total	$15,165,476	$93,688	$29,788,780	$179,052

	For the Six Months Ended June 30,
	2015		2014
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$2,717,895	$4,397	$4,351,870	$26,355
Consumer	182,812	104	250,016	—
Commercial Business	211,100	—	16,089	—
Commercial Real Estate	10,926,601	153,665	21,817,619	268,199
With An Allowance Recorded:
Residential Real Estate	275,966	—	620,314	—
Consumer	69,076	2,712	68,212	2,086
Commercial Business	—	—	488,387	—
Commercial Real Estate	1,275,070	35,110	2,694,448	28,374
Total
Residential Real Estate	2,993,861	4,397	4,972,184	26,355
Consumer	251,888	2,816	318,228	2,086
Commercial Business	211,100	—	504,476	—
Commercial Real Estate	12,201,671	188,775	24,512,067	296,573
Total	$15,658,520	$195,988	$30,306,955	$325,014

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

In the course of resolving delinquent loans, the Bank may choose to restructure the contractual terms of certain loans. A troubled debt restructuring ("TDR") is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to a borrower that it would not otherwise consider (Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 310-40).  The concessions granted on TDRs generally include terms to reduce the interest rate, extend the term of the debt obligation, or modify the payment structure on the debt obligation. The Bank grants such concessions to reassess the borrower’s financial status and develop a plan for repayment.  TDRs included in impaired loans at June 30, 2015 and December 31, 2014 were $6.1 million and $9.6 million, respectively.

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

The following table is a summary of loans restructured as TDRs during the periods indicated:

	For the Three Months Ended June 30,
	2015			2014
Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential Real Estate	—	$—	$—	—	$—	$—
Consumer	—	—	—	—	—	—
Commercial Business	—	—	—	—	—	—
Commercial Real Estate	—	—	—	1	79,072	79,072
Total	—	$—	$—	1	$79,072	$79,072

	For the Six Months Ended June 30,
	2015			2014
Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential Real Estate	—	$—	$—	—	$—	$—
Consumer	—	—	—	—	—	—
Commercial Business	—	—	—	—	—	—
Commercial Real Estate	3	840,292	840,292	1	79,072	79,072
Total	3	$840,292	$840,292	1	$79,072	$79,072

There were no loans modified as a TDR during the three months ended June 30, 2015. During the six months ended June 30, 2015, the Bank modified three loans as TDRs. The Bank lowered the interest rate on one loan to enable the customer to begin making monthly principal and interest payments and changed the monthly payment to interest only for an agreed upon period for the other two loans.

During the three and six months ended June 30, 2014, the Bank modified one loan as a TDR by lowering the interest rate. This modification enabled the customer to begin making monthly principal and interest payments.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

At June 30, 2015, three loans totaling $468,000 that had previously been restructured were in default. One of the loans, with a balance of $62,000, defaulted during the six month period. In comparison, at June 30, 2014, five loans totaling $3.0 million that had previously been restructured were in default, and four of the loans totaling $2.8 million defaulted during the six month period. No loans that had been previously restructured within the last twelve months defaulted during the six months ended June 30, 2015. The Bank considers any loan 30 days or more past due to be in default.

Our policy with respect to accrual of interest on loans restructured as a TDR follows relevant supervisory guidance.  That is, if a borrower has demonstrated performance under the original loan terms and shows the capacity to perform under the restructured loan terms, interest will continue to be accrued at the restructured interest rate.  If a borrower was materially delinquent on payments prior to the restructuring of the loan but shows the capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual going forward.  Lastly, if the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status.

We closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms.  If, after previously being classified as a TDR, a loan is restructured a second time, then that loan is automatically placed on nonaccrual status.  Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the modified loan terms before that loan can be placed back on accrual status.  Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status.

9. Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines of the regulatory framework for prompt corrective action, the Company must meet specific capital adequacy guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by applicable regulatory standards, including the newly implemented Basel III revised capital adequacy standards and relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd Frank Act"), require the Bank to maintain (i) a minimum ratio of Tier 1 capital to average total assets, after certain adjustments, of 4.00%, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.00%, (iii) a minimum ratio of total-capital to risk-weighted assets of 8.00% and (iv) a minimum ratio of common equity Tier 1 capital ("CETI") to risk-weighted assets of 4.50%. A “well-capitalized” institution must generally maintain capital ratios 200 bps higher than the minimum guidelines.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

The Federal Reserve requires the Company to maintain capital adequacy that generally parallels the FDIC requirements for the Bank.  At June 30, 2015, the Company and the Bank each exceeded all applicable capital requirements. The Company and the Bank’s regulatory capital amounts and ratios are as follows as of the dates indicated:

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2015
SECURITY FEDERAL CORP.
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$88,100	24.1%	$21,976	6.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	92,714	25.3%	29,301	8.0%	N/A	N/A
Common Equity Tier 1 Capital (To Risk Weighted Assets)	61,100	16.7%	16,482	4.5%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	88,100	10.8%	32,626	4.0%	N/A	N/A

SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$87,444	23.9%	$21,958	6.0%	$29,277	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	92,058	25.2%	29,277	8.0%	36,596	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	87,444	23.9%	16,468	4.5%	23,787	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	87,444	10.7%	32,617	4.0%	40,771	5.0%

December 31, 2014
SECURITY FEDERAL CORP.
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$77,746	20.6%	$15,073	4.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	89,915	23.9%	30,147	8.0%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	77,746	9.5%	32,778	4.0%	N/A	N/A

SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$87,222	23.2%	$15,062	4.0%	$22,593	6.0%
Total Risk-Based Capital (To Risk Weighted Assets)	91,973	24.4%	30,123	8.0%	37,654	10.0%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	87,222	10.6%	32,792	4.0%	40,991	5.0%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. At June 30, 2015, the Company’s investment portfolio was comprised of government and agency bonds, mortgage-backed securities issued by government agencies or GSEs, municipal securities, and two equity investments. The portfolio did not contain any private label mortgage-backed securities. Fair value measurement is based upon prices obtained from third party pricing services who use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As such, these securities are classified as Level 2.

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

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2015, most of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records impaired loans as nonrecurring Level 3. As of June 30, 2015 and December 31, 2014, the recorded investment in impaired loans was $15.0 million and $20.2 million, respectively.

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

Assets measured at fair value on a recurring basis are as follows at June 30, 2015:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FHLB Securities	$—	$5,969,955	$—
FFCB Securities	—	1,943,438	—
FNMA And FHLMC Bonds	—	1,007,062	—
SBA Bonds	—	117,450,114	—
Tax Exempt Municipal Bonds	—	75,161,632	—
Mortgage-Backed Securities	—	193,818,426	—
Equity Securities	—	312,824	—
Total	$—	$395,663,451	$—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

Assets measured at fair value on a recurring basis were as follows at December 31, 2014:

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

There were no liabilities measured at fair value on a recurring basis at June 30, 2015 or December 31, 2014.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents assets measured at fair value on a nonrecurring basis at June 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall. There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2015 or December 31, 2014.

Assets:	Level 1	Level 2	Level 3	Balance At June 30, 2015
Mortgage Loans Held For Sale	$—	$2,400,064	$—	$2,400,064
Collateral Dependent Impaired Loans (1)	—	—	14,832,189	14,832,189
Foreclosed Assets	—	—	5,584,017	5,584,017
Total	$—	$2,400,064	$20,416,206	$22,816,270

(1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $185,150

Assets:	Level 1	Level 2	Level 3	Balance At December 31, 2014
Mortgage Loans Held For Sale	$—	$1,864,999	$—	$1,864,999
Collateral Dependent Impaired Loans (1)	—	—	19,772,955	19,772,955
Foreclosed Assets	—	—	3,229,710	3,229,710
Total	$—	$1,864,999	$23,002,665	$24,867,664

(1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $475,000

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis at June 30, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

		Valuation	Significant
	Fair Value	Technique	Unobservable Inputs	Range
Collateral Dependent Impaired Loans	$14,832,189	Appraised Value	Discount Rates/ Discounts to Appraised Values	0% - 70%
Foreclosed Assets	5,584,017	Appraised Value/Comparable Sales	Discount Rates/ Discounts to Appraised Values	13% - 82%

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

The following tables are a summary of the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2015 and December 31, 2014 presented in accordance with the applicable accounting guidance.

	June 30, 2015
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash And Cash Equivalents	$9,521	$9,521	$9,521	$—	$—
Certificates Of Deposits With Other Banks	2,095	2,095	—	2,095	—
Investment And Mortgage-Backed Securities	427,934	427,506	—	427,506	—
Loans Receivable, Net	316,548	315,202	—	—	315,202
FHLB Stock	2,035	2,035	2,035	—	—

Financial Liabilities:
Deposits:
Checking, Savings, And Money Market Accounts	$413,422	$413,422	$413,422	$—	$—
Certificate Accounts	245,783	245,733	—	245,733	—
Advances From FHLB	30,400	31,905	—	31,905	—
Other Borrowed Money	8,885	8,885	8,885	—	—
Senior Convertible Debentures	6,084	6,084	—	6,084	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

	December 31, 2014
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash And Cash Equivalents	$10,193	$10,193	$10,193	$—	$—
Certificates Of Deposits With Other Banks	2,095	2,095	—	2,095	—
Investment And Mortgage-Backed Securities	429,701	429,701	—	429,701	—
Loans Receivable, Net	339,874	340,368	—	—	340,368
FHLB Stock	3,145	3,145	3,145	—	—

Financial Liabilities:
Deposits:
Checking, Savings, And Money Market Accounts	$406,864	$406,864	$406,864	$—	$—
Certificate Accounts	253,251	253,300	—	253,300	—
Advances From FHLB	52,900	55,646	—	55,646	—
Other Borrowed Money	8,523	8,523	8,523	—	—
Senior Convertible Debentures	6,084	6,084	—	6,084	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

At June 30, 2015, the Bank had $53.1 million of off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal amount is considered to be a reasonable estimate of fair value.

Fair value estimates are made on a specific date, based on relevant market data and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale the Bank’s entire holdings of a particular financial instrument.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

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

11. Accounting and Reporting Changes

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

In January 2014, the FASB amended the Receivables topic of the ASC. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned ("OREO"). In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual period beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

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

In June 2015, the FASB issued amendments to clarify the Accounting Standards Codification (ASC), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect these amendments to have a material effect on its financial statements.

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

•
legislative or regulatory changes that adversely affect our business, or increase capital requirements, including the effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act; changes in regulatory policies and principles, or the interpretation of regulatory capital requirements or other rules, including as a result of Basel III; and any changes in rules affecting our ability to comply with the requirements of the U. S. Department of Treasury Community Development Capital Initiative;

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

•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this document.

Some of these and other factors are discussed in the Company's 2014 Form 10-K in Item 1A, “Risk Factors.”

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

Financial Condition At June 30, 2015 and December 31, 2014

Assets
Total assets decreased $22.3 million or 2.7% to $803.0 million at June 30, 2015 from $825.4 million at December 31, 2014. The primary reason for the decrease in total assets was a decrease of $23.3 million or 6.9% in net loans receivable. The increases and decreases in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	June 30, 2015	December 31, 2014	Amount	Percent
Cash And Cash Equivalents	$9,520,536	$10,192,702	$(672,166)	(6.6)%
Investment And Mortgage- Backed Securities – Available For Sale	395,663,451	429,700,540	(34,037,089)	(7.9)
Investment And Mortgage- Backed Securities – Held To Maturity	32,270,915	—	32,270,915	100.0
Loans Receivable, Net	316,547,878	339,874,495	(23,326,617)	(6.9)
Other Real Estate Owned	5,584,017	3,229,710	2,354,307	72.9
Premise And Equipment, Net	18,910,898	18,233,226	677,672	3.7
FHLB Stock	2,034,600	3,144,600	(1,110,000)	(35.3)
Other Assets	4,824,854	3,480,676	1,344,178	38.6

Cash and cash equivalents decreased $672,000 or 6.6% to $9.5 million at June 30, 2015 from $10.2 million at December 31, 2014. Investment and mortgage-backed securities available for sale decreased $34.0 million or 7.9% to $395.7 million at June 30, 2015 from $429.7 million at December 31, 2014. The Bank transferred 22 mortgage-backed securities from its available for sale portfolio to its held to maturity portfolio during the quarter ended June 30, 2015. As a result, investment and mortgage-backed securities held to maturity had a balance of $32.3 million at June 30, 2015 compared to no balance at December 31, 2014.

Loans receivable, net, decreased $23.3 million or 6.9% to $316.5 million at June 30, 2015 from $339.9 million at December 31, 2014. This decrease was a result of increased loan repayments combined with lower loan demand from creditworthy borrowers. Residential real estate loans decreased $376,000 or 0.5% to $76.9 million at June 30, 2015 from $77.3 million at December 31, 2014. Consumer loans increased $119,000 or 0.2% to $50.5 million at June 30, 2015 compared to $50.4 million at December 31, 2014. Commercial real estate loans decreased $20.3 million or 9.7% to $189.2 million at June 30, 2015 from $209.5 million at December 31, 2014. Commercial business loans decreased $2.3 million or 22.2% to $8.2 million at June 30, 2015 from $10.6

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

million at December 31, 2014. Loans held for sale increased $535,000 or 28.7% to $2.4 million at June 30, 2015 from $1.9 million at December 31, 2014.

OREO increased $2.4 million or 72.9% to $5.6 million at June 30, 2015 from $3.2 million at December 31, 2014. The increase was due to 22 foreclosures during the six months ended June 30, 2015 with a total book value of $3.7 million offset by OREO sales and writedowns of $1.3 million and $174,000, respectively. At June 30, 2015, the OREO balance consisted of the following real estate properties: 18 single-family residences and 30 lots within residential subdivisions located throughout our market areas in South Carolina and Georgia; 11 parcels of commercial land in South Carolina; one commercial building in South Carolina; and eight lots within a subdivision and adjacent 22.96 acres of land in Aiken, South Carolina.

Premises and equipment, net increased $678,000 or 3.7% to $18.9 million at June 30, 2015 from $18.2 million at December 31, 2014. The increase was primarily due to $811,000 in additions to construction in progress related to the construction of the new branch location in Ballentine, South Carolina, which is scheduled to open later this year.

FHLB stock decreased $1.1 million or 35.3% to $2.0 million at June 30, 2015 compared to $3.1 million at December 31, 2014 as a result of stock redemptions by the FHLB of Atlanta. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which is a percentage of total assets, plus a transaction component, which is a percentage of outstanding advances (borrowings) from the FHLB of Atlanta. As total assets and total advances have decreased, so has the Bank’s required investment in FHLB stock. In addition, effective March 20, 2015, the membership component decreased from 0.15% of total assets to 0.09% and the transaction component decreased from 4.50% of outstanding advances to 4.25%.

Other assets increased $1.3 million or 38.6% to $4.8 million at June 30, 2015 from $3.5 million at December 31, 2014. The increase is a result of an increase in net deferred taxes related to decreased unrealized gains in the investment portfolio.

Liabilities
Deposit Accounts – The balances, weighted average rates and increases and decreases in deposit accounts were as follows at the dates indicated below:

	June 30, 2015		December 31, 2014		Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Balance	Percent
Demand Accounts:
Checking	$152,597,772	0.03%	$143,422,150	0.03%	$9,175,622	6.40%
Money Market	229,878,262	0.16	234,819,052	0.19	(4,940,790)	(2.10)
Statement Savings Accounts	30,945,665	0.10	28,622,933	0.10	2,322,732	8.11
Total	413,421,699	0.11	406,864,135	0.13	6,557,564	1.61

Certificate Accounts
0.00 – 1.99%	226,261,303		227,473,082		(1,211,779)	(0.53)
2.00 – 2.99%	19,521,839		25,605,349		(6,083,510)	(23.76)
3.00 – 3.99%	—		172,598		(172,598)	(100.00)
4.00 – 4.99%	—		—		—	—
5.00 – 5.99%	—		—		—	—
Total	245,783,142	0.75	253,251,029	0.79	(7,467,887)	(2.95)
Total Deposits	$659,204,841	0.35%	$660,115,164	0.38%	$(910,323)	(0.14)%

Included in the certificate accounts above were $41.9 million and $38.8 million in brokered deposits at June 30, 2015 and December 31, 2014, respectively, with a weighted average interest rate of 1.03% and 1.14%, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Advances From FHLB – FHLB advances are summarized by contractual year of maturity and weighted average interest rate in the table below:

	June 30, 2015		December 31, 2014		Increase (Decrease)
Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2015	$7,500,000	2.69%	$15,000,000	2.61%	$(7,500,000)	(50.00)%
2016	5,000,000	4.03	20,000,000	4.61	(15,000,000)	(75.00)
2017	12,900,000	4.38	12,900,000	4.38	—	—
2018	5,000,000	3.39	5,000,000	3.39	—	—
Thereafter	—	—	—	—	—	—
Total Advances	$30,400,000	3.74%	$52,900,000	3.87%	$(22,500,000)	(42.53)%

Advances are secured by a blanket collateral agreement with the FHLB pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $82.2 million and $81.9 million at June 30, 2015, respectively, and $99.9 million and $99.3 million at December 31, 2014, respectively. Advances are subject to prepayment penalties. During the six months ended June 30, 2015, the Bank prepaid three FHLB advances totaling $15.0 million and incurred $788,000 in prepayment penalties in connection with these prepayments.

The following table shows at June 30, 2015 the FHLB advances that are callable as of the dates indicated. These advances are also included in the above table. All callable advances are callable at the option of the FHLB. If an advance is called, the Bank has the option to pay off the advance without penalty, reborrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

As of June 30, 2015
Borrow Date	Maturity Date	Amount	Int. Rate	Type	Call Dates
11/23/05	11/23/15	$5,000,000	3.933%	Multi-Call	5/23/08 and quarterly thereafter
11/29/06	11/29/16	5,000,000	4.025	Multi-Call	5/29/08 and quarterly thereafter
05/24/07	05/24/17	7,900,000	4.375	Multi-Call	5/27/08 and quarterly thereafter
07/25/07	07/25/17	5,000,000	4.396	Multi-Call	7/25/08 and quarterly thereafter

Other Borrowings – The Bank had $8.9 million and $8.5 million in other borrowings (non-FHLB advances) at June 30, 2015 and December 31, 2014, respectively. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At both June 30, 2015 and December 31, 2014, the interest rate paid on the repurchase agreements was 0.15%. The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $15.7 million and $16.0 million, respectively, at June 30, 2015 and $17.3 million and $18.0 million, respectively, at December 31, 2014.

Junior Subordinated Debentures – On September 21, 2006, Security Federal Statutory Trust (the "Trust"), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures. The Capital Securities accrue and pay distributions at a floating rate of three month LIBOR plus 170 basis points annually which was equal to 1.99% at June 30, 2015. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part.

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

Equity – Shareholders’ equity increased $57,000 or 0.1% to $87.5 million at June 30, 2015 from $87.4 million at December 31, 2014. Accumulated other comprehensive income, net of tax, comprised primarily of unrealized gains on securities available for sale, net of tax, decreased $2.3 million or 41.7% to $3.2 million at June 30, 2015 from $5.5 million at December 31, 2014. The Company’s net income available for common shareholders was $2.8 million for the six months ended June 30, 2015, after payment of $220,000 in preferred stock dividends. The Board of Directors of the Company declared common stock dividends totaling $471,000 during the six months ended June 30, 2015. Book value per common share was $22.23 at June 30, 2015 and December 31, 2014.

Results of Operations for the Three Month Periods Ended June 30, 2015 and 2014

Net Income Available to Common Shareholders - Net income available to common shareholders increased $46,000 or 3.4% to $1.4 million or $0.46 per diluted common share for the three months ended June 30, 2015 compared to $1.4 million or $0.44 per diluted common share for the three months ended June 30, 2014. The increase in net income available to common shareholders was primarily the result of an increase of $56,000 in non-interest income offset slightly by a decrease of $32,000 in net interest income after the provision for loan losses.

Net Interest Income - The net interest margin on a tax equivalent basis increased seven basis points to 3.22% for the three months ended June 30, 2015 from 3.15% for the comparable period in 2014 as the decline in the average cost of interest-bearing liabilities outpaced the decline in the average balance of interest-earning assets. Net interest income decreased $132,000 or 2.2% to $6.0 million during the three months ended June 30, 2015, compared to $6.1 million for the same period in 2014. During the three months ended June 30, 2015, average interest earning assets decreased $28.7 million or 3.6% to $766.0 million from $794.7 million for the same period in 2014. Average interest-bearing liabilities decreased $35.7 million or 5.1% to $669.4 million for the three months ended June 30, 2015 from $705.2 million for the comparable period in 2014.

Interest Income - Total tax equivalent interest income decreased $529,000 or 6.8% to $7.2 million during the three months ended June 30, 2015 compared to $7.8 million during the same period in 2014. This decrease was primarily the result of the decrease in interest-earning assets, particularly loans. Total interest income on loans decreased $298,000 or 6.1% to $4.6 million during the three months ended June 30, 2015 from $4.9 million during the comparable period in 2014. The decrease was the result of a $29.3 million or 8.3% decrease in the average loan portfolio balance, offset partially by a 13 basis point increase in the yield. Interest income from mortgage-backed securities decreased $287,000 or 17.5% to $1.4 million from $1.6 million during the same period in 2014 as a result of a 29 basis point decrease in the portfolio yield combined with an $18.4 million decrease in the average balance. Tax equivalent interest income from investment securities increased $57,000 or 4.7% to $1.3 million as a result of an $18.4 million increase in the average balance of the investment securities portfolio offset by a 13 basis point decrease in the yield.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Increase (Decrease) In Interest Income
	2015		2014
	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$325,261,779	5.68%	$354,583,836	5.55%	$(298,453)
Mortgage-Backed Securities	237,985,120	2.27	256,386,601	2.56	(286,680)
Investment Securities(2)	199,420,674	2.51	181,028,201	2.64	56,570
Overnight Time And Certificates of Deposit	3,314,267	0.19	2,666,342	0.37	(870)
Total Interest-Earning Assets	$765,981,840	3.77%	$794,664,980	3.90%	$(529,433)
(1) Annualized
(2) Tax equivalent basis is calculated using an effective tax rate of 34% and amounted to $161,428 and $119,706 for the quarters ended June 30, 2015 and 2014, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense - Total interest expense decreased $439,000 or 29.1% to $1.1 million during the three months ended June 30, 2015 compared to $1.5 million for the same period in 2014. The decrease in total interest expense was attributable to decreases in interest rates paid and a $35.7 million decrease in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $54,000 or 8.5% to $582,000 during the three months ended June 30, 2015 compared to $636,000 for the same period in 2014. The decrease was attributable to a four basis point decrease in the cost of deposit accounts offset by a $677,000 increase in average interest-bearing deposits to $607.9 million for the three months ended June 30, 2015 compared to $607.2 million for the three months ended June 30, 2014.

Interest expense on FHLB advances and other borrowings decreased $385,000 or 53.2% to $339,000 during the three months ended June 30, 2015 from $725,000 for the same period in 2014. This decrease was due to a decrease in the interest rate combined with a $36.4 million or 42.0% decrease in the average balance to $50.3 million during the three months ended June 30, 2015 from $86.7 million for the same period in 2014. The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,				Increase (Decrease) In Interest Expense
	2015		2014
	Average Balance	Yield(1)	Average Balance	Yield(1)
Now And Money Market Accounts	$325,285,215	0.13%	$321,842,988	0.16%	$(25,123)
Statement Savings Accounts	30,587,246	0.10	26,478,968	0.10	1,021
Certificate Accounts	251,982,550	0.75	258,855,596	0.77	(30,203)
FHLB Advances And Other Borrowed Money	50,328,204	2.70	86,734,189	3.34	(385,344)
Junior Subordinated Debentures	5,155,000	2.00	5,155,000	1.95	526
Senior Convertible Debentures	6,084,000	8.00	6,084,000	8.00	—
Total Interest-Bearing Liabilities	$669,422,215	0.64%	$705,150,741	0.86%	$(439,123)
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

Management’s monthly review of the adequacy of the allowance includes three main components. The first component is an analysis of loss potential in various homogeneous segments of the portfolio based on historical trends and the risk inherent in each category. Previously, management applied a five year historical loss ratio to each loan category to estimate the inherent loss in these pooled loans, but determined to apply a 12 to 24 month historical loss ratio to each loan category in light of the decline in the economy. As the economy has recently improved, however, management evaluated the historical loss period being used during the current quarter and determined a three year historical loss period to be a more conservative and accurate indicator of future trends.

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

Net charge-offs were $123,000 or 0.04% of gross loans during the three months ended June 30, 2015 compared to $834,000 or 0.23% of gross loans for the same three month period in 2014. There was no provision for loan losses for the quarter ended June 30, 2015 compared to $100,000 for the same quarter in the prior year. The following table details selected activity associated with the allowance for loan losses for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
Beginning Balance	$7,918,917	$9,845,755
Provision	—	100,000
Charge-offs	(277,946)	(1,016,477)
Recoveries	154,611	182,879
Ending Balance	$7,795,582	$9,112,157

Allowance For Loan Losses As A Percentage Of Gross Loans Receivable, Held For Investment At The End Of The Period	2.4%	2.6%
Allowance For Loan Losses As A Percentage Of Impaired Loans At The End Of The Period	51.9%	32.5%
Impaired Loans	$15,017,339	$28,088,028
Gross Loans Receivable, Held For Investment (1)	$321,943,396	$354,333,331
Total Loans Receivable, Net	$316,547,878	$346,605,413

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

Non-Interest Income - Non-interest income increased $56,000 or 4.2% to $1.4 million for the three months ended June 30, 2015, compared to $1.3 million for the three months ended June 30, 2014. The following table provides a detailed analysis of the changes in the components of non-interest income:

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amounts	Percent
Gain (Loss) On Sale Of Investments	$181,814	$(39,485)	$221,299	560.5%
Gain On Sale Of Loans	181,082	218,288	(37,206)	(17.0)
Service Fees On Deposit Accounts	274,651	284,071	(9,420)	(3.3)
Commissions From Insurance Agency	103,547	109,229	(5,682)	(5.2)
Bank Owned Life Insurance Income	87,000	198,537	(111,537)	(56.2)
Trust Income	148,800	141,000	7,800	5.5
Check Card Fee Income	248,119	233,861	14,258	6.1
Grant Income	—	17,750	(17,750)	(100.0)
Other	162,572	168,687	(6,115)	(3.6)
Total Non-Interest Income	$1,387,585	$1,331,938	$55,647	4.2%

Gain on sale of investment securities was $182,000 during the quarter ended June 30, 2015, an increase of $221,000 or 560.5% compared to a loss of $39,000 for the same period last year. The gain resulted from the sale of nine investment securities during the quarter ended June 30, 2015 compared to 12 investment securities during the same period in 2014.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Income from the cash value of life insurance decreased $112,000 or 56.2% to $87,000 during the quarter ended June 30, 2015 from $199,000 for the same period in 2014. The Company did not receive any life insurance proceeds during the quarter ended June 30, 2015 compared to proceeds of $124,000 recognized during the same period in 2014.

Non-Interest Expense –For the quarter ended June 30, 2015, non-interest expense increased $18,000 or 0.3% compared to the same period in 2014. The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amounts	Percent
Compensation And Employee Benefits	$2,986,924	$2,836,547	$150,377	5.3%
Occupancy	455,053	474,836	(19,783)	(4.2)
Advertising	99,564	142,863	(43,299)	(30.3)
Depreciation And Maintenance Of Equipment	445,585	393,270	52,315	13.3
FDIC Insurance Premiums	155,592	178,785	(23,193)	(13.0)
Net Cost Of Operation Of Other Real Estate Owned	90,873	254,474	(163,601)	(64.3)
Other	1,101,446	1,035,848	65,598	6.3
Total Non-Interest Expense	$5,335,037	$5,316,623	$18,414	0.3%

Compensation and employee benefits expenses increased $150,000, or 5.3% to $3.0 million for the three months ended June 30, 2015 compared to $2.8 million for the same period last year. The increase was due to the addition of a new area executive hired to lead the Bank's Midlands area, a new commercial lender in the Midlands area, and additional personnel hired in the mortgage department during the quarter ended June 30, 2015.

Net cost of operation of OREO decreased $164,000 or 64.3% to $91,000 during the quarter ended June 30, 2015 from $254,000 during the quarter ended June 30, 2014. This amount includes all expenses associated with OREO including write-down in value and gain or loss on sales incurred during the period.

Other expenses increased $66,000, or 6.3% to $1.1 million for the three month period ended June 30, 2015 compared to $1.0 million for the same period in the prior year. Other expenses include legal, professional, and consulting expenses, stationary and office supplies and other miscellaneous expenses.

Provision For Income Taxes – The provision for income taxes decreased $41,000 or 7.2% to $527,000 for the three months ended June 30, 2015 from $568,000 for the same period one year ago. Income before income taxes was $2.1 million and $2.0 million for the three months ended June 30, 2015 and 2014, respectively. The Company’s combined federal and state effective income tax rate for the current quarter was 25.7% compared to 27.8% for the same quarter one year ago.

Results of Operations for the Six Month Periods Ended June 30, 2015 and 2014

Net Income Available to Common Shareholders - Net income available to common shareholders increased $248,000 or 9.7% to $2.8 million for the six months ended June 30, 2015 compared to $2.6 million for the six months ended June 30, 2014. The increase in net income was primarily the result of a $1.2 million increase in non-interest income combined with a $101,000 increase in net interest income after the provision for loan losses. These factors were offset by a $946,000 increase in non-interest expense.

Net Interest Income - The net interest margin on a tax equivalent basis increased 13 basis points to 3.16% for the six months ended June 30, 2015 from 3.03% for the comparable period in 2014. Net interest income was $11.8 million for the six months ended June 30, 2015, unchanged from the same period in 2014. During the six months ended June 30, 2015, average interest earning assets decreased $30.2 million or 3.8% to $764.5 million from $794.7 million for the six months ended June 30, 2014, while average interest-bearing liabilities decreased $38.0 million or 5.4% to $669.8 million from $707.8 million for the six months ended June 30, 2014.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Income - Total tax equivalent interest income decreased $776,000 or 5.1% to $14.3 million during the six months ended June 30, 2015 from $15.1 million for the same period in 2014. This decrease was primarily the result of the decrease in interest-earning assets, particularly loans and mortgage-backed securities. Total interest income on loans decreased $625,000 or 6.4% to $9.2 million during the six months ended June 30, 2015 from $9.8 million for the same period in 2014. The decrease was a result of a $24.8 million or 7.0% decrease in the average loan portfolio to $331.2 million from $356.0 million for the same period in 2014. Interest income from mortgage-backed securities decreased $251,000 or 8.3% to $2.8 million for the six months ended June 30, 2015 from $3.0 million for the same period in 2014 as a result of a five basis point decrease in the portfolio yield combined with a $16.8 million or 6.7% decrease in the average balance. Tax equivalent interest income from investment securities increased $102,000 or 4.5% to $2.4 million as a result of an increase of 9.6 million increase in the average balance of the investment securities portfolio. This increase was offset slightly by a decrease of two basis points in the yield.
The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,				Increase (Decrease) In Interest Income
	2015		2014
	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$331,220,113	5.53%	$355,979,382	5.50%	$(624,746)
Mortgage-Backed Securities	236,022,294	2.35	252,847,394	2.40	(251,445)
Investment Securities(2)	192,535,526	2.45	182,978,094	2.47	101,644
Overnight Time And Certificates of Deposit	4,690,619	0.18	2,884,270	0.42	(1,888)
Total Interest-Earning Assets	$764,468,552	3.74%	$794,689,140	3.79%	$(776,435)
(1) Annualized
(2) Tax equivalent basis is calculated using an effective tax rate of 38% and was $286,229 and $247,238 for the six months ended June 30, 2015 and 2014, respectively.

Interest Expense - Interest expense decreased $816,000 or 26.7% to $2.2 million during the six months ended June 30, 2015 compared to $3.1 million for the same period in 2014. The decrease in total interest expense is attributable to decreases in interest rates paid and a $38.0 million or 5.4% decrease in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $145,000 or 10.9% to $1.2 million during the six months ended June 30, 2015 compared to $1.3 million for the same period last year. The decrease was attributable to a five basis point decrease in the cost of deposit accounts combined with a $1.5 million or 0.2% decrease in average interest-bearing deposits to $607.7 million for the six month period ended June 30, 2015 compared to $609.2 million for the six month period ended June 30, 2014. The decrease was concentrated in the certificate accounts, which decreased $6.2 million or 2.4% to $253.7 million during the six months ended June 30, 2015 from $259.9 million for the same period in 2014. The Bank is focusing on increasing its core deposits, or non time deposits, and has been competing less aggressively for time deposits.

Interest expense on FHLB advances and other borrowings decreased $671,000 or 46.9% to $761,000 during the six months ended June 30, 2015. The average balance of FHLB advances and other borrowed money decreased $36.5 million or 41.8% to $50.9 million during the six months ended June 30, 2015 from $87.4 million for the same period last year. During the six months ended June 30, 2015 the Bank prepaid $15.0 million in FHLB advances with a weighted average rate of 4.8% in order to reduce interest expense in future periods and improve net interest spread.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the six months ended June 30, 2015 and 2014:

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended June 30,				Increase (Decrease) In Interest Expense
	2015		2014
	Average Balance	Yield(1)	Average Balance	Yield(1)
Now And Money Market Accounts	$324,216,634	0.14%	$323,584,744	0.19%	$(87,453)
Statement Savings Accounts	29,755,068	0.10	25,688,599	0.10	2,014
Certificates Accounts	253,702,223	0.78	259,885,905	0.78	(59,839)
FHLB Advances And Other Borrowed Money	50,921,409	2.99	87,431,287	3.28	(671,304)
Junior Subordinated Debentures	5,155,000	2.00	5,155,000	1.95	589
Senior Convertible Debentures	6,084,000	8.00	6,084,000	8.00	—
Total Interest-Bearing Liabilities	$669,834,334	0.67%	$707,829,535	0.86%	$(815,993)
(1) Annualized

Provision for Loan Losses - The provision for loan losses was $100,000 for the six months ended June 30, 2015 compared to $200,000 for the same period in the prior year. The decrease in the provision for loan losses is attributable to a decline in net charge offs. Net charge offs for the six months ended June 30, 2015 declined $668,000 or 50.2% to $662,000 from $1.3 million during the comparable period in 2014. The following table details selected activity associated with the allowance for loan losses for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Beginning Balance	$8,357,496	$10,241,970
Provision	100,000	200,000
Charge-offs	(896,960)	(1,794,052)
Recoveries	235,046	464,239
Ending Balance	$7,795,582	$9,112,157

Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral. In the event an acceptable arrangement cannot be reached, we may need to acquire these properties through foreclosure or other means and subsequently sell, develop or liquidate them.

Non-Interest Income - Non-interest income increased $1.2 million or 40.8% to $4.0 million for the six months ended June 30, 2015, compared to $2.9 million for the six months ended June 30, 2014. The following table provides a detailed analysis of the changes in the components of non-interest income:

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amounts	Percent
Gain On Sale Of Investments	$1,668,753	$44,871	$1,623,882	3,619.0%
Gain On Sale Of Loans	335,101	346,530	(11,429)	(3.3)
Service Fees On Deposit Accounts	532,167	560,556	(28,389)	(5.1)
Bank Owned Life Insurance Income	174,000	404,364	(230,364)	(57.0)
Commissions From Insurance Agency	233,659	200,863	32,796	16.3
Trust Income	297,600	246,000	51,600	21.0
Check Card Fee Income	479,420	444,556	34,864	7.8
Grant Income	0	299,710	(299,710)	(100.0)
Other	317,892	320,887	(2,995)	(0.9)
Total Non-Interest Income	$4,038,592	$2,868,337	$1,170,255	40.8%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Gain on sale of investments was $1.7 million during the six months ended June 30, 2015 an increase of $1.6 million or 3,619.0% compared to a gain of $45,000 during the same period last year. The increase resulted from the sale of 41 investment securities during the period compared to 21 sold during the comparable period of 2014. The Bank used the gain to offset a $788,000 prepayment penalty on FHLB advances during the six month period.

Bank owned life insurance income decreased $230,000 or 57.0% to $174,000 for the six months ended June 30, 2015 compared to $404,000 for the same period in 2014. The entire portion of income recognized in 2015 was related to changes in the cash surrender value of the bank owned life insurance policies. For the six months ended June 30, 2014, the Bank recognized $254,000 in death benefits in 2014 in addition to $150,000 in income related to changes in the cash surrender value of the bank owned life insurance policies.

There was no grant income received during the six months ended June 30, 2015 compared to $300,000 received during the same period in 2014 from the U.S. Treasury's Community Development Financial Institution's Fund.

Non-Interest Expense – For the six months ended June 30, 2015, non-interest expense increased $946,000 or 8.9% to $11.6 million compared to $10.6 million for the same period in 2014. The increase in non-interest expense was primarily a result of an increase in salaries and employee benefits expense and prepayment penalties on FHLB advances. The following table provides a detailed analysis of the changes in the components of general and administrative expenses:

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amounts	Percent
Compensation And Employee Benefits	$5,973,955	$5,683,549	$290,406	5.1%
Occupancy	945,711	975,752	(30,041)	(3.1)
Advertising	195,725	243,259	(47,534)	(19.5)
Depreciation And Maintenance Of Equipment	862,830	810,776	52,054	6.4
FDIC Insurance Premiums	315,813	364,242	(48,429)	(13.3)
Amortization Of Intangibles	0	11,970	(11,970)	(100.0)
Net Cost Of Operation Of Other Real Estate Owned	287,497	523,570	(236,073)	(45.1)
Prepayment Penalties On FHLB Advances	787,851	0	787,851	100.0
Other	2,220,250	2,030,184	190,066	9.4
Total Non-Interest Expense	$11,589,632	$10,643,302	$946,330	8.9%

Compensation and employee benefits expenses were $6.0 million for the six months ended June 30, 2015, an increase of $290,000 or 5.1% from $5.7 million during the same period last year due to general increases in the economy combined with increases related to the addition of several new hires during the six months ended June 30, 2015.

Net cost of operation of OREO decreased $236,000 or 45.1% to $287,000 for the six months ended June 30, 2015 from $524,000 during the six months ended June 30, 2014. The decrease was primarily due to a reduction in writedowns of OREO, which were $174,000 for the six months ended June 30, 2015 compared to $405,000 for the same period in 2014.

The Company incurred a prepayment penalty of $788,000 for paying down FHLB advances during the six months ended June 30, 2015. The Company elected to prepay these higher rate advances to lower cost of funds. No FHLB advances were prepaid by the Company during the six months ended June 30, 2014.

Provision For Income Taxes – The provision for income taxes increased $76,000 or 7.5% to $1.1 million for the six months ended June 30, 2015 from $1.0 million for the same period in 2014. Income before taxes was $4.1 million and $3.8 million for the six months ended June 30, 2015 and 2014, respectively. The Company’s combined federal and state effective income tax rate for the six months ended June 30, 2015 was 26.6% compared to 26.8% for the same period in 2014.

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

During the six months ended June 30, 2015 loan repayments exceeded loan originations resulting in a $23.3 million or 6.9% decrease in total net loans receivable. During the six months ended June 30, 2015, deposits decreased $910,000 or 0.1% and FHLB advances decreased $22.5 million or 42.5%. The Bank had $216.5 million in additional borrowing capacity at the FHLB at the end of the period. At June 30, 2015, the Bank had $145.0 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed on maturity.

At June 30, 2015, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 23.9%, 10.7%, 23.9%, and 25.2%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively.

The Company also exceeded all regulatory capital requirements with CET1, Tier 1 leverage-based capital, Tier 1 risk- based capital and total risk-based capital ratios of 16.7%, 10.8%, 24.1%, and 25.3%, respectively, at June 30, 2015.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2015.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused Lines Of Credit	$415	$1,746	$19,532	$21,693	$30,587	$52,280
Standby Letters Of Credit	—	41	742	783	23	806
Total	$415	$1,787	$20,274	$22,476	$30,610	$53,086

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

For the three and six months ended June 30, 2015, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 3.14% and 3.07% respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at June 30, 2015 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

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
101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements (16)

_____________

(1)	Filed on June 26, 1998, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 30, 2010.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 16, 2015.

(4)	Filed on August 12, 1987, as an exhibit to the Company’s Registration Statement on Form 8-A and incorporated herein by reference.

(5)	Filed on July 13, 2009 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-160553) and incorporated herein by reference.

(6)	Filed on June 28, 1993, as an exhibit to the Company’s Annual Report on Form 10-KSB and incorporated herein by reference.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1993 and incorporated herein by reference.

(8)	Filed on May 24, 2006 as an exhibit to the Company’s Current Report on Form 8-K dated May 18, 2006 and incorporated herein by reference.

(9)	Filed on March 2, 2000, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference

(10)	Filed on January 3, 2003, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference.

(11)	Filed on August 22, 2006, as an exhibit to the Company's Registration Statement on Form S-8 (Registration Statement No. 333-136813) and incorporated herein by reference.

(12)	Filed on November 12, 2008, as an exhibit to the Company's Registration Statement on Form S-8 and incorporated herein by reference.

(13)	Filed on June 18, 2004, as an exhibit to the Company’s Proxy Statement and incorporated herein by reference.

(14)	Incorporated by reference to the Company's Current Report on Form 8-K filed on December 23, 2008.

(15)	Filed on June 29, 2006, as an exhibit to the Company’s Annual Report on Form 10-K and incorporated herein by reference.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SECURITY FEDERAL CORPORATION

Date:	August 13, 2015	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
Duly Authorized Representative

Date:	August 13, 2015	By:	/s/Jessica T. Cummins
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

101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements