Form 10-Q
period 2015-09-30
SECURITY FEDERAL CORP
filed 2015-11-12
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 – Q
(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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

Large accelerated filed [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	November 12, 2015	2,945,474

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
		(Audited)
ASSETS:
Cash And Cash Equivalents	$8,374,489	$10,192,702
Certificates Of Deposit With Other Banks	2,095,000	2,095,000
Investment And Mortgage-Backed Securities:
Available For Sale (Amortized Cost Of $381,228,581 And $420,876,924 At September 30, 2015 And December 31, 2014, Respectively)	388,352,231	429,700,540
Held To Maturity (Fair Value Of $30,730,644 And $0 At September 30, 2015 And December 31, 2014, Respectively)	30,847,402	—
Total Investments And Mortgage-Backed Securities	419,199,633	429,700,540
Loans Receivable, Net:
Held For Sale	1,518,631	1,864,999
Held For Investment (Net Of Allowance Of $7,935,023 And $8,357,496 At September 30, 2015 And December 31, 2014, Respectively)	318,236,103	338,009,496
Total Loans Receivable, Net	319,754,734	339,874,495
Accrued Interest Receivable:
Loans	872,962	971,569
Mortgage-Backed Securities	627,431	682,585
Investment Securities	1,531,662	1,408,924
Total Accrued Interest Receivable	3,032,055	3,063,078
Premises And Equipment, Net	19,548,390	18,233,226
Federal Home Loan Bank ("FHLB") Stock, At Cost	2,224,200	3,144,600
Other Real Estate Owned ("OREO")	4,928,998	3,229,710
Bank Owned Life Insurance	16,441,045	11,150,045
Goodwill	1,199,754	1,199,754
Other Assets	4,067,406	3,480,676
Total Assets	$800,865,704	$825,363,826
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposit Accounts	$652,127,017	$660,115,164
Advances From FHLB	33,280,000	52,900,000
Other Borrowings	7,725,360	8,523,348
Junior Subordinated Debentures	5,155,000	5,155,000
Advance Payments By Borrowers For Taxes And Insurance	596,149	266,352
Senior Convertible Debentures	6,084,000	6,084,000
Other Liabilities	5,448,035	4,884,577
Total Liabilities	710,415,561	737,928,441
Shareholders' Equity:
Serial Preferred Stock, $.01 Par Value; Authorized 200,000 Shares; Issued And Outstanding, 22,000 Shares	22,000,000	22,000,000
Common Stock, $.01 Par Value; Authorized 5,000,000 Shares; Issued And Outstanding Shares, 3,146,407 And 2,945,474, Respectively, At September 30, 2015 And 3,144,934 And 2,944,001, Respectively, At December 31, 2014	31,464	31,449
Additional Paid-In Capital	12,025,663	11,990,813
Treasury Stock, At Cost (200,933 Shares)	(4,330,712)	(4,330,712)
Unvested Restricted Stock	(25,358)	—
Accumulated Other Comprehensive Income	4,746,422	5,476,375
Retained Earnings	56,002,664	52,267,460
Total Shareholders' Equity	90,450,143	87,435,385
Total Liabilities And Shareholders' Equity	$800,865,704	$825,363,826
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest Income:
Loans	$4,521,458	$4,852,458	$13,680,762	$14,636,508
Mortgage-Backed Securities	1,259,822	1,538,902	4,037,511	4,568,036
Investment Securities	1,124,683	995,233	3,198,542	3,006,439
Other	1,897	2,345	6,034	8,370
Total Interest Income	6,907,860	7,388,938	20,922,849	22,219,353
Interest Expense:
NOW And Money Market Accounts	103,819	125,749	326,099	435,482
Statement Savings Accounts	7,805	6,821	22,535	19,537
Certificate Accounts	444,385	488,300	1,393,648	1,497,402
FHLB Advances And Other Borrowed Money	296,497	617,271	1,057,485	2,049,563
Senior Convertible Debentures	121,680	121,680	365,040	365,040
Junior Subordinated Debentures	26,279	25,441	77,070	75,643
Total Interest Expense	1,000,465	1,385,262	3,241,877	4,442,667
Net Interest Income	5,907,395	6,003,676	17,680,972	17,776,686
Provision For Loan Losses	(200,000)	—	(100,000)	200,000
Net Interest Income After Provision For Loan Losses	6,107,395	6,003,676	17,780,972	17,576,686
Non-Interest Income:
Gain On Sale Of Investment Securities	7,651	142,816	1,676,404	187,687
Gain On Sale Of Loans	191,194	119,041	526,295	465,571
Service Fees On Deposit Accounts	258,522	300,920	790,689	861,476
Commissions From Insurance Agency	139,980	116,894	373,639	317,757
Trust Income	152,200	158,000	449,800	404,000
Bank Owned Life Insurance Income	117,000	75,000	291,000	479,364
Check Card Fee Income	239,739	229,542	719,159	674,098
Grant Income	97,640	183,789	97,640	483,499
Other	164,488	160,304	482,380	481,191
Total Non-Interest Income	1,368,414	1,486,306	5,407,006	4,354,643
Non-Interest Expense:
Compensation And Employee Benefits	3,002,259	2,781,418	8,976,214	8,464,967
Occupancy	481,713	515,881	1,427,424	1,491,633
Advertising	95,226	115,268	290,951	358,527
Depreciation And Maintenance Of Equipment	401,102	408,685	1,263,932	1,219,461
Federal Deposit Insurance Corporation ("FDIC") Insurance Premiums	140,172	177,537	455,985	541,779
Amortization Of Intangibles	—	—	—	11,970
Net Cost (Proceeds) Of Operation Of OREO	(19,713)	(71,623)	267,784	451,947
Prepayment Penalties on FHLB Advances	—	—	787,851	—
Other	1,029,201	1,095,710	3,249,451	3,125,894
Total Non-Interest Expense	5,129,960	5,022,876	16,719,592	15,666,178
Income Before Income Taxes	2,345,849	2,467,106	6,468,386	6,265,151
Provision For Income Taxes	601,446	756,466	1,696,268	1,775,175
Net Income	1,744,403	1,710,640	4,772,118	4,489,976
Preferred Stock Dividends	110,000	110,000	330,000	330,000
Net Income Available To Common Shareholders	$1,634,403	$1,600,640	$4,442,118	$4,159,976
Net Income Per Common Share (Basic)	$0.56	$0.54	$1.51	$1.41
Net Income Per Common Share (Diluted)	$0.53	$0.52	$1.44	$1.35
Cash Dividend Per Share On Common Stock	$0.08	$0.08	$0.24	$0.24
Weighted Average Shares Outstanding (Basic)	2,944,001	2,944,001	2,944,001	2,944,001
Weighted Average Shares Outstanding (Diluted)	3,248,361	3,248,201	3,248,284	3,248,201
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,
	2015	2014
Net Income	$1,744,403	$1,710,640
Other Comprehensive Income (Loss)
Unrealized Gains (Losses) On Securities:
Unrealized Holding Gains (Losses) On Securities Available For Sale, Net Of Taxes Of $979,277 And $(67,172) At September 30, 2015 And 2014, Respectively	1,598,158	(111,155)
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes Of $2,907 And $54,270 At September 30, 2015 And 2014, Respectively	(4,744)	(88,546)
Amortization Of Unrealized Gains On Available For Sale Securities Transferred to Held To Maturity, Net Of Taxes Of $(22,996) and $0 at September 30, 2015 and 2014, Respectively	(37,584)	—
Other Comprehensive Income (Loss)	1,555,830	(199,701)
Comprehensive Income	$3,300,233	$1,510,939

	Nine Months Ended September 30,
	2015	2014
Net Income	$4,772,118	$4,489,976
Other Comprehensive Income (Loss)
Unrealized Gains On Securities:
Unrealized Holding Gains On Securities Available For Sale, Net Of Taxes Of $220,764 And $2,649,406 At September 30, 2015 And 2014, Respectively	357,366	4,333,729
Reclassification Adjustment For Gains Included In Net Income, Net Of Taxes Of $637,033 And $71,321 At September 30, 2015 And 2014, Respectively	(1,039,371)	(116,366)
Amortization Of Unrealized Gains On Available For Sale Securities Transferred to Held To Maturity, Net Of Taxes Of $(29,337) and $0 at September 30, 2015 and 2014, Respectively	(47,948)	—
Other Comprehensive Income (Loss)	(729,953)	4,217,363
Comprehensive Income	$4,042,165	$8,707,339

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2015 and 2014

	Preferred Stock	Common Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2013	$22,000,000	$31,449	$11,978,137	$(4,330,712)	$472,406	$47,838,800	$77,990,080
Net Income	—	—	—	—	—	4,489,976	4,489,976
Other Comprehensive Income, Net Of Tax	—	—	—	—	4,217,363	—	4,217,363
Stock Option Compensation Expense	—	—	9,507	—	—	—	9,507
Cash Dividends On Preferred Stock	—	—	—	—	—	(330,000)	(330,000)
Cash Dividends On Common Stock	—	—	—	—	—	(706,560)	(706,560)
Balance at September 30, 2014	$22,000,000	$31,449	$11,987,644	$(4,330,712)	$4,689,769	$51,292,216	$85,670,366

	Preferred Stock	Common Stock	Unvested Restricted Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2014	$22,000,000	$31,449	$—	$11,990,813	$(4,330,712)	$5,476,375	$52,267,460	$87,435,385
Net Income	—	—	—	—	—	—	4,772,118	4,772,118
Other Comprehensive Loss, Net Of Tax	—	—	—	—	—	(729,953)	—	(729,953)
Common Stock Issuance	—	15	(25,358)	25,343	—	—	—	—
Stock Option Compensation Expense	—	—	—	9,507	—	—	—	9,507
Cash Dividends On Preferred Stock	—	—	—	—	—	—	(330,000)	(330,000)
Cash Dividends On Common Stock	—	—	—	—	—	—	(706,914)	(706,914)
Balance at September 30, 2015	$22,000,000	$31,464	$(25,358)	$12,025,663	$(4,330,712)	$4,746,422	$56,002,664	$90,450,143

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,772,118	$4,489,976
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	914,784	891,142
Amortization Of Intangible Assets	—	11,970
Stock Option Compensation Expense	9,507	9,507
Discount Accretion And Premium Amortization	3,496,657	3,922,542
Provisions For Losses On Loans	(100,000)	200,000
Income From Bank Owned Life Insurance	(291,000)	(225,000)
Gain On Sales Of Loans	(526,295)	(465,571)
Gain On Sales Of Mortgage-Backed Securities	(510,702)	(451,751)
(Gain) Loss On Sales Of Investment Securities	(1,165,702)	264,064
Gain On Sale Of OREO	(218,293)	(193,403)
Write Down On OREO	174,400	405,000
Gain On Disposal Of Premises And Equipment	(5,647)	—
Amortization Of Deferred Costs On Loans	47,756	12,775
Proceeds From Sale Of Loans Held For Sale	19,049,761	16,877,096
Origination Of Loans Held For Sale	(18,177,098)	(17,234,871)
(Increase) Decrease In Accrued Interest Receivable:
Loans	98,607	46,532
Mortgage-Backed Securities	55,154	11,294
Investment Securities	(122,738)	(32,392)
Increase In Advance Payments By Borrowers	329,797	323,250
Other, Net	946,839	1,333,451
Net Cash Provided By Operating Activities	8,777,905	10,195,611

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase Of Mortgage-Backed Securities Available For Sale	(30,816,752)	(50,417,565)
Principal Repayments On Mortgage-Backed Securities Available For Sale	21,983,963	24,085,687
Principal Repayments On Mortgage-Backed Securities Held To Maturity	1,780,222	—
Purchase Of Investment Securities Available For Sale	(66,339,293)	(40,181,576)
Maturities Of Investment Securities Available For Sale	22,152,393	17,167,888
Proceeds From Sale Of Investment Securities Available For Sale	30,890,194	29,526,067
Proceeds From Sale Of Mortgage-Backed Securities Available For Sale	27,329,862	25,063,634
Purchase Of FHLB Stock	(2,765,900)	(4,434,480)
Redemption Of FHLB Stock	3,686,300	5,599,480
Proceeds From (Purchase Of) Bank Owned Life Insurance	(5,000,000)	624,260
Decrease In Loans Receivable	15,800,516	13,826,634
Proceeds From Sale Of OREO	2,369,726	1,461,940
Purchase And Improvement Of Premises And Equipment	(2,232,816)	(2,025,581)
Proceeds From Disposal Of Premises And Equipment	8,516	—
Net Cash Provided By Investing Activities	18,846,931	20,296,388

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease In Deposit Accounts	$(7,988,147)	$(12,232,848)
Proceeds From FHLB Advances	199,184,000	171,890,000
Repayment Of FHLB Advances	(218,804,000)	(191,310,058)
Increase In (Repayment Of) Other Borrowings, Net	(797,988)	2,778,617
Dividends To Preferred Stock Shareholders	(330,000)	(330,000)
Dividends To Common Stock Shareholders	(706,914)	(706,560)
Net Cash Used By Financing Activities	(29,443,049)	(29,910,849)
Net Increase (Decrease) In Cash And Cash Equivalents	(1,818,213)	581,150
Cash And Cash Equivalents At Beginning Of Period	10,192,702	7,629,771
Cash And Cash Equivalents At End Of Period	$8,374,489	$8,210,921
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Period For:
Interest	$3,288,927	$4,407,602
Income Taxes	$1,393,388	$180,350
Supplemental Schedule Of Non Cash Transactions:
Transfers From Loans Receivable To Other Real Estate Owned	$4,025,121	$1,038,960
Transfers Of Mortgage-Backed Securities From Available For Sale To Held To Maturity	$32,811,452	$—

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

The following table provides a reconciliation of net income to net income available to common shareholders for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings Available To Common Shareholders:
Net Income	$1,744,403	$1,710,640	$4,772,118	$4,489,976
Preferred Stock Dividends	110,000	110,000	330,000	330,000
Net Income Available To Common Shareholders	$1,634,403	$1,600,640	$4,442,118	$4,159,976

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

4. Earnings Per Common Share, Continued

The following tables include a summary of the Company's basic and diluted earnings per share for the periods indicated.

	For the Three Months Ended September 30,
	2015			2014
	Income	Shares	Per Share Amounts	Income		Shares		Per Share Amounts
Basic EPS	$1,634,403	2,944,001	$0.56	$1,600,640		2,944,001		$0.54
Effect of Dilutive Securities:
Senior Convertible Debentures	75,442	304,200	(0.03)	75,422		304,200		(0.02)
Unvested Restricted Stock	—	160	—	—	—	—	—	—
Diluted EPS	$1,709,845	3,248,361	$0.53	$1,676,062		3,248,201		$0.52

	For the Nine Months Ended September 30,
	2015			2014
	Income	Shares	Per Share Amounts	Income		Shares		Per Share Amounts
Basic EPS	$4,442,118	2,944,001	$1.51	$4,159,976		2,944,001		$1.41
Effect of Dilutive Securities:
Senior Convertible Debentures	226,325	304,200	(0.07)	226,325		304,200		(0.06)
Unvested Restricted Stock	—	83	—	—	—	—	—	—
Diluted EPS	$4,668,443	3,248,284	$1.44	$4,386,301		3,248,201		$1.35

5. Stock-Based Compensation

Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. The following is a summary of the activity under the Company’s stock option plans for the periods presented:

	Three Months Ended September 30,
	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance, Beginning of Period	29,500	$23.55	47,500	$22.41
Options Granted	—	—	—	—
Options Exercised	—	—	—	—
Options Forfeited	—	—	—	—
Balance, End Of Period	29,500	$23.55	47,500	$22.41

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

5. Stock-Based Compensation, Continued

	Nine Months Ended September 30,
	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance, Beginning of Period	47,500	$22.41	61,500	$22.49
Options Granted	—	—	—	—
Options Exercised	—	—	—	—
Options Forfeited	(18,000)	20.55	(14,000)	22.74
Balance, End Of Period	29,500	$23.55	47,500	$22.41

Options Exercisable	21,100		33,900

Options Available For Grant	50,000		50,000

At September 30, 2015, the Company had the following options outstanding:

Grant Date	Outstanding Options	Option Price	Expiration Date
01/01/06	3,500	$23.91	01/01/16

08/24/06	3,500	$23.03	08/24/16

05/24/07	2,000	$24.34	05/24/17

07/09/07	1,000	$24.61	07/09/17

10/01/07	2,000	$24.28	10/01/17

01/01/08	13,000	$23.49	01/01/18

05/19/08	2,500	$22.91	05/18/18

07/01/08	2,000	$22.91	07/01/18

None of the options outstanding at September 30, 2015 or 2014 had an exercise price below the average market price during the three or nine month periods ended September 30, 2015 or 2014. Therefore, these options were not deemed to be dilutive to earnings per share in those periods.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale at the dates indicated are as follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$5,113,509	$4,254	$56,284	$5,061,479
Federal Farm Credit Bank ("FFCB") Securities	2,000,000	—	10,138	1,989,862
Federal National Mortgage Association ("FNMA") Bonds	997,380	17,281	—	1,014,661
Small Business Administration (“SBA”) Bonds	111,586,926	1,674,338	135,029	113,126,235
Tax Exempt Municipal Bonds	79,370,686	1,897,885	737,204	80,531,367
Mortgage-Backed Securities	181,909,642	4,563,834	135,449	186,338,027
Equity Securities	250,438	40,162	—	290,600
Total Available For Sale	$381,228,581	$8,197,754	$1,074,104	$388,352,231

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$13,317,462	$83,691	$154,492	$13,246,661
FFCB Securities	5,750,000	—	82,006	5,667,994
FNMA Bonds	996,822	7,559	—	1,004,381
SBA Bonds	106,637,400	1,796,943	307,649	108,126,694
Tax Exempt Municipal Bonds	59,960,960	2,579,543	45,080	62,495,423
Mortgage-Backed Securities	233,963,842	5,704,855	815,984	238,852,713
Equity Securities	250,438	56,236	—	306,674
Total Available For Sale	$420,876,924	$10,228,827	$1,405,211	$429,700,540

FHLB securities, FFCB securities and FNMA and FHLMC mortgage-backed securities are issued by government-sponsored enterprises (“GSEs”).  GSEs are not backed by the full faith and credit of the United States government.  SBA bonds are backed by the full faith and credit of the United States government. Included in the tables above and below in mortgage-backed securities are Government National Mortgage Association ("GNMA") mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At September 30, 2015 the Bank held an amortized cost and fair value of $121.1 million and $124.0 million, respectively, in GNMA mortgage-backed securities included in mortgage-backed securities listed above compared to an amortized cost and fair value of $156.8 million and $160.6 million, respectively, at December 31, 2014. Also included in mortgage-backed securities in the tables above and below are three private label collateralized mortgage obligation ("CMO") securities purchased by the Bank during the three months ended September 30, 2015. These securities are issued by non-governmental real estate mortgage investment conduits, which are not backed by the full faith and credit of the United States government.  At September 30, 2015 the Bank held both an amortized cost and fair value of $3.0 million in private label CMO mortgage-backed securities included in mortgage-backed securities listed above. There were no private label mortgage-backed securities held at December 31, 2014.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

The amortized cost and fair value of investment and mortgage-backed securities available for sale at September 30, 2015 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since mortgage-backed securities are not due at a single maturity date, they are disclosed separately, rather than allocated over the the maturity groupings below.

Investment Securities	Amortized Cost	Fair Value
Less Than One Year	$693,127	$692,225
One – Five Years	13,170,421	13,414,588
Over Five – Ten Years	63,800,934	64,895,557
More Than Ten Years	121,654,457	123,011,834
Mortgage-Backed Securities	181,909,642	186,338,027
	$381,228,581	$388,352,231

At September 30, 2015 the amortized cost and fair value of investment and mortgage-backed securities available for sale pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $83.9 million and $86.8 million, respectively, compared to an amortized cost and fair value of $120.7 million and $124.4 million, respectively, at December 31, 2014.

The Bank received $4.0 million and $27.3 million in gross proceeds from sales of available for sale securities during the three months ended September 30, 2015 and 2014, respectively. As a result, the Bank recognized gross gains of $8,000 and $319,000 respectively, and gross losses of $0 and $176,000 respectively, for the three months ended September 30, 2015 and 2014.

Similarly, during the nine months ended September 30, 2015 and 2014, the Bank received $58.2 million and $54.6 million, respectively, in gross proceeds from sales of available for sale securities. As a result, the Bank recognized gross gains of $1.7 million and $795,000, respectively, and gross losses of $47,000 and $607,000, respectively, for the nine months ended September 30, 2015 and 2014.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that the individual available for sale securities have been in a continuous unrealized loss position at the dates indicated.

	September 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$—	$—	$1,943,716	$56,284	$1,943,716	$56,284
FFCB Securities	1,989,862	10,138	—	—	1,989,862	10,138
SBA Bonds	18,263,615	53,112	10,312,370	81,917	28,575,985	135,029
Tax Exempt Municipal Bond	37,133,463	734,874	800,502	2,330	37,933,965	737,204
Mortgage-Backed Securities	21,794,606	126,202	1,741,983	9,247	23,536,589	135,449
	$79,181,546	$924,326	$14,798,571	$149,778	$93,980,117	$1,074,104

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

Securities classified as available for sale are recorded at fair market value.  At September 30, 2015 and December 31, 2014, 13.9% and 67.8% of the unrealized losses, representing 10 and 24 individual securities, respectively, consisted of securities in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).

Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value.

If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or we may recognize a portion in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment. There was no OTTI recognized during the nine months ended September 30, 2015.

7. Investment and Mortgage-Backed Securities, Held to Maturity

During the nine months ended September 30, 2015 the Company transferred 22 mortgage-backed securities classified as available for sale to its held to maturity portfolio. Management expects interest rates to rise in 2016 and elected to transfer these securities in an effort to reduce volatility in equity. At the date of the transfer these securities had a fair value $32.8 million, which resulted in an unrealized gain of $602,000 that is reported in accumulated other comprehensive income and will be amortized over the remaining life of the securities. The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of held to maturity securities at September 30, 2015 are as follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-Backed Securities (1)	$30,847,402	$23,520	$140,278	$30,730,644
Total Held to Maturity	$30,847,402	$23,520	$140,278	$30,730,644

(1) COMPRISED OF GSES OR GNMA MORTGAGE-BACKED SECURITIES

Other than the mortgage-backed securities included above, there were no other investment securities classified as held to maturity at September 30, 2015. There were no investment or mortgage-backed securities classified as held to maturity at December 31, 2014.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Held to Maturity, Continued

At September 30, 2015, the Bank held GNMA mortgage-backed securities that had an amortized cost and fair value of $21.4 million and $21.3 million, respectively. The Company has not invested in any private label mortgage-backed securities classified as held to maturity.

At September 30, 2015, the amortized cost and fair value of mortgage-backed securities held to maturity pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $26.9 million and $26.8 million, respectively.

The following tables show gross unrealized losses, fair value and length of time that individual held to maturity securities have been in a continuous unrealized loss position at September 30, 2015.

	September 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-Backed Securities (1)	$27,759,478	$140,278	$—	$—	$27,759,478	$140,278
	$27,759,478	$140,278	$—	$—	$27,759,478	$140,278

(1) COMPRISED OF GNMA MORTGAGE-BACKED SECURITIES

The Company’s held to maturity portfolio is recorded at amortized cost.  The Company has the ability and intent to hold these securities to maturity. There were no sales of securities held to maturity during the nine months ended September 30, 2015. There were no securities classified as held to maturity during the nine months ended September 30, 2014.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

8.    Loans Receivable, Net

Loans receivable, net, consisted of the following as of the dates shown:

	September 30, 2015	December 31, 2014
Residential Real Estate Loans	$77,915,013	$77,282,817
Consumer Loans	50,800,750	50,391,224
Commercial Business Loans	8,974,570	10,564,467
Commercial Real Estate Loans	192,672,048	209,530,209
Total Loans Held For Investment	330,362,381	347,768,717
Loans Held For Sale	1,518,631	1,864,999
Total Loans Receivable, Gross	331,881,012	349,633,716
Less:
Allowance For Loan Losses	7,935,023	8,357,496
Loans In Process	4,153,996	1,379,114
Deferred Loan Fees	37,259	22,611
	12,126,278	9,759,221
Total Loans Receivable, Net	$319,754,734	$339,874,495

Changes in the allowance for loan losses for the three and nine months ended September 30, 2015 and 2014 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance At Beginning Of Period	$7,795,582	$9,112,157	$8,357,496	$10,241,970
Provision For Loan Losses	(200,000)	—	(100,000)	200,000
Charge Offs	(441,398)	(590,942)	(1,338,358)	(2,384,994)
Recoveries	780,839	125,759	1,015,885	589,998
Total Allowance For Loan Losses	$7,935,023	$8,646,974	$7,935,023	$8,646,974

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

	Credit Quality Measures
September 30, 2015	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$69,246,501	$1,140,421	$514,567	$7,013,524	$77,915,013
Consumer	47,428,417	1,868,970	124,082	1,379,281	50,800,750
Commercial Business	7,717,250	689,421	119,000	448,899	8,974,570
Commercial Real Estate	119,340,093	44,502,378	18,993,244	9,836,333	192,672,048
Total	$243,732,261	$48,201,190	$19,750,893	$18,678,037	$330,362,381

	Credit Quality Measures
December 31, 2014	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$69,163,911	$956,976	$639,638	$6,522,292	$77,282,817
Consumer	48,283,560	1,046,624	128,033	933,007	50,391,224
Commercial Business	9,691,685	340,706	202,895	329,181	10,564,467
Commercial Real Estate	125,339,273	32,549,335	35,169,358	16,472,243	209,530,209
Total	$252,478,429	$34,893,641	$36,139,924	$24,256,723	$347,768,717

The following tables present an age analysis of past due balances by category at September 30, 2015 and December 31, 2014:

September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$1,156,451	$3,376,784	$4,533,235	$73,381,778	$77,915,013
Consumer	745,482	91,814	410,509	1,247,805	49,552,945	50,800,750
Commercial Business	320,363	—	165,401	485,764	8,488,806	8,974,570
Commercial Real Estate	3,036,311	989,012	3,619,661	7,644,984	185,027,064	192,672,048
Total	$4,102,156	$2,237,277	$7,572,355	$13,911,788	$316,450,593	$330,362,381

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$1,087,299	$3,061,339	$4,148,638	$73,134,179	$77,282,817
Consumer	1,868,787	91,223	573,644	2,533,654	47,857,570	50,391,224
Commercial Business	162,481	99,784	246,977	509,242	10,055,225	10,564,467
Commercial Real Estate	4,544,813	1,094,701	9,859,689	15,499,203	194,031,006	209,530,209
Total	$6,576,081	$2,373,007	$13,741,649	$22,690,737	$325,077,980	$347,768,717

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

At September 30, 2015 and December 31, 2014, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The following table shows non-accrual loans by category at September 30, 2015 compared to December 31, 2014:

	At September 30, 2015		At December 31, 2014		Increase (Decrease)
	Amount	Percent (1)	Amount	Percent (1)	Amount	%
Non-accrual Loans:
Residential Real Estate	$3,376,784	1.04%	$3,061,339	0.90%	$315,445	10.3%
Commercial Business	165,401	0.05	246,977	0.10	(81,576)	(33.0)
Commercial Real Estate	3,619,661	1.11	9,859,689	2.80	(6,240,028)	(63.3)
Consumer	410,509	0.13	573,644	0.20	(163,135)	(28.4)
Total Non-accrual Loans	$7,572,355	2.33%	$13,741,649	4.00%	$(6,169,294)	(44.9)%

(1) PERCENT OF TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.

The following tables show the activity in the allowance for loan losses by category for the periods indicated:

	For the Three Months Ended September 30, 2015
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,310,078	$1,007,984	$747,067	$4,730,453	$7,795,582
Provision	142,917	199,719	4,565	(547,201)	(200,000)
Charge-Offs	(59,996)	(77,720)	—	(303,682)	(441,398)
Recoveries	782	26,783	564	752,710	780,839
Ending Balance	$1,393,781	$1,156,766	$752,196	$4,632,280	$7,935,023

	For the Nine Months Ended September 30, 2015
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,392,065	$886,716	$159,353	$5,919,362	$8,357,496
Provision	106,079	656,424	595,906	(1,458,409)	(100,000)
Charge-Offs	(105,912)	(471,345)	(10,947)	(750,154)	(1,338,358)
Recoveries	1,549	84,971	7,884	921,481	1,015,885
Ending Balance	$1,393,781	$1,156,766	$752,196	$4,632,280	$7,935,023

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

The following tables present information related to impaired loans evaluated individually and collectively for impairment in the allowance for loan losses at the dates indicated:

	Allowance For Loan Losses
September 30, 2015	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,393,781	$1,393,781
Consumer	10,600	1,146,166	1,156,766
Commercial Business	—	752,196	752,196
Commercial Real Estate	29,300	4,602,980	4,632,280
Total	$39,900	$7,895,123	$7,935,023

	Allowance For Loan Losses
December 31, 2014	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,392,065	$1,392,065
Consumer	2,600	884,116	886,716
Commercial Business	—	159,353	159,353
Commercial Real Estate	472,400	5,446,962	5,919,362
Total	$475,000	$7,882,496	$8,357,496

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables present information related to impaired loans evaluated individually and collectively for impairment in loans receivable at the dates indicated:

	Loans Receivable
September 30, 2015	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$3,043,675	$74,871,338	$77,915,013
Consumer	196,335	50,604,415	50,800,750
Commercial Business	165,401	8,809,169	8,974,570
Commercial Real Estate	10,478,577	182,193,471	192,672,048
Total	$13,883,988	$316,478,393	$330,362,381

	Loans Receivable
December 31, 2014	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$2,519,814	$74,763,003	$77,282,817
Consumer	218,232	50,172,992	50,391,224
Commercial Business	236,030	10,328,437	10,564,467
Commercial Real Estate	17,273,879	192,256,330	209,530,209
Total	$20,247,955	$327,520,762	$347,768,717

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired management measures impairment and records the loan at fair value. Fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sale, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and if it is over 24 months old will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. The average balance of impaired loans was $14.1 million for the three months ended September 30, 2015 compared to $21.2 million for the three months ended September 30, 2014.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables are a summary of information related to impaired loans at September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014.

		At		At
	September 30, 2015			December 31, 2014
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Related Allowance Recorded:
Residential Real Estate	$3,043,675	$3,182,805	$—	$2,519,814	$2,618,003	$—
Consumer	96,530	105,030	—	152,029	159,529	—
Commercial Business	165,401	365,401	—	236,030	436,030	—
Commercial Real Estate	10,027,121	12,809,652	—	13,721,964	18,088,149	—
With An Allowance Recorded:
Residential Real Estate	—	—	—	—	—	—
Consumer	99,805	99,805	10,600	66,203	66,203	2,600
Commercial Business	—	—	—	—	—	—
Commercial Real Estate	451,456	458,256	29,300	3,551,915	3,582,465	472,400
Total
Residential Real Estate	3,043,675	3,182,805	—	2,519,814	2,618,003	—
Consumer	196,335	204,835	10,600	218,232	225,732	2,600
Commercial Business	165,401	365,401	—	236,030	436,030	—
Commercial Real Estate	10,478,577	13,267,908	29,300	17,273,879	21,670,614	472,400
Total	$13,883,988	$17,020,949	$39,900	$20,247,955	$24,950,379	$475,000

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

	For the Three Months Ended September 30,
	2015		2014
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$3,084,808	$—	$2,618,971	$—
Consumer	97,894	—	161,882	—
Commercial Business	170,601	—	16,089	—
Commercial Real Estate	10,168,004	71,766	16,726,235	98,542
With An Allowance Recorded:
Residential Real Estate	—	—	—	—
Consumer	100,743	1,201	67,239	2,082
Commercial Business	—	—	458,059	—
Commercial Real Estate	452,393	2,303	1,159,433	22,781
Total
Residential Real Estate	3,084,808	—	2,618,971	—
Consumer	198,637	1,201	229,121	2,082
Commercial Business	170,601	—	474,148	—
Commercial Real Estate	10,620,397	74,069	17,885,668	121,323
Total	$14,074,443	$75,270	$21,207,908	$123,405

	For the Nine Months Ended September 30,
	2015		2014
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$3,132,323	$8,477	$2,676,070	$—
Consumer	100,937	247	171,364	—
Commercial Business	198,430	—	16,089	—
Commercial Real Estate	10,510,256	246,219	18,142,478	266,000
With An Allowance Recorded:
Residential Real Estate	—	—	—	—
Consumer	101,435	3,615	67,872	4,168
Commercial Business	—	—	461,206	—
Commercial Real Estate	456,982	15,919	1,173,816	51,156
Total
Residential Real Estate	3,132,323	8,477	2,676,070	—
Consumer	202,372	3,862	239,236	4,168
Commercial Business	198,430	—	477,295	—
Commercial Real Estate	10,967,238	262,138	19,316,294	317,156
Total	$14,500,363	$274,477	$22,708,895	$321,324

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

In the course of resolving delinquent loans, the Bank may choose to restructure the contractual terms of certain loans. A troubled debt restructuring ("TDR") is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to a borrower that it would not otherwise consider (Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 310-40).  The concessions granted on TDRs generally include terms to reduce the interest rate, extend the term of the debt obligation, or modify the payment structure on the debt obligation. The Bank grants such concessions to reassess the borrower’s financial status and develop a plan for repayment.  TDRs of $8.1 million and $9.6 million were included in impaired loans at September 30, 2015 and December 31, 2014, respectively.

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

The following table is a summary of loans restructured as TDRs during the periods indicated:

	For the Three Months Ended September 30,
	2015			2014
Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential Real Estate	—	$—	$—	—	$—	$—
Consumer	1	36,460	36,460	—	—	—
Commercial Business	—	—	—	—	—	—
Commercial Real Estate	2	32,411	32,411	—	—	—
Total	3	$68,871	$68,871	—	$—	$—

	For the Nine Months Ended September 30,
	2015			2014
Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential Real Estate	—	$—	$—	—	$—	$—
Consumer	1	36,460	36,460	—	—	—
Commercial Business	—	—	—	—	—	—
Commercial Real Estate	5	872,703	872,703	1	79,072	79,072
Total	6	$909,163	$909,163	1	$79,072	$79,072

During the nine months ended September 30, 2015, the Bank modified six loans as TDRs, three of which were modified during the three months ended September 30, 2015. The Bank lowered the interest rate on two of the loans to allow the borrowers to begin making monthly principal and interest payments on the loans and changed the monthly payment to an interest only payment for an agreed upon period for the other four loans.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

There were no loans modified as a TDR during the three months ended September 30, 2014. During the nine months ended September 30, 2014, the Bank modified one loan as a TDR by lowering the interest rate. This modification allowed the borrower to begin making monthly principal and interest payments on the loan.

At September 30, 2015, three loans totaling $684,000 that had previously been restructured were in default. Two of the loans, with a combined outstanding balance of $555,000, defaulted during the nine month period ended September 30, 2015. In comparison, at September 30, 2014, five loans totaling $2.2 million that had previously been restructured were in default, all of which defaulted during the nine month period September 30, 2014. One loan that had been previously restructured within the last twelve months defaulted during the nine months ended September 30, 2015. The Bank considers any loan 30 days or more past due to be in default.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9. Regulatory Matters, Continued

The Federal Reserve requires the Company to maintain capital adequacy that generally parallels the FDIC requirements for the Bank.  At September 30, 2015, the Company and the Bank each exceeded all applicable capital requirements. The Company and the Bank’s regulatory capital amounts and ratios are as follows as of the dates indicated:

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2015
SECURITY FEDERAL CORP.
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$89,502	23.6%	$22,741	6.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	94,276	24.9%	30,322	8.0%	N/A	N/A
Common Equity Tier 1 Capital (To Risk Weighted Assets)	62,502	16.5%	17,056	4.5%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	89,502	11.2%	31,989	4.0%	N/A	N/A

SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$87,787	23.2%	$22,724	6.0%	$30,299	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	92,561	24.4%	30,299	8.0%	37,874	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	87,787	23.2%	17,043	4.5%	24,618	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	87,787	11.0%	31,979	4.0%	39,974	5.0%

December 31, 2014
SECURITY FEDERAL CORP.
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$77,746	20.6%	$15,073	4.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	89,915	23.9%	30,147	8.0%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	77,746	9.5%	32,778	4.0%	N/A	N/A

SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$87,222	23.2%	$15,062	4.0%	$22,593	6.0%
Total Risk-Based Capital (To Risk Weighted Assets)	91,973	24.4%	30,123	8.0%	37,654	10.0%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	87,222	10.6%	32,792	4.0%	40,991	5.0%

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. At September 30, 2015, the Company’s investment portfolio was comprised of government and agency bonds, mortgage-backed securities issued by government agencies or GSEs, three private label CMO mortgage-backed securities, municipal securities, and two equity investments. Fair value measurement is based upon prices obtained from third party pricing services who use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As such, these securities are classified as Level 2.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2015, most of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records impaired loans as nonrecurring Level 3. As of September 30, 2015 and December 31, 2014, the recorded investment in impaired loans was $13.9 million and $20.2 million, respectively.

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

Assets measured at fair value on a recurring basis are as follows at September 30, 2015:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FHLB Securities	$—	$5,061,479	$—
FFCB Securities	—	1,989,862	—
FNMA And FHLMC Bonds	—	1,014,661	—
SBA Bonds	—	113,126,235	—
Tax Exempt Municipal Bonds	—	80,531,367	—
Mortgage-Backed Securities	—	186,338,027	—
Equity Securities	—	290,600	—
Total	$—	$388,352,231	$—

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

There were no liabilities measured at fair value on a recurring basis at September 30, 2015 or December 31, 2014.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents assets measured at fair value on a nonrecurring basis at September 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall. There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2015 or December 31, 2014.

Assets:	Level 1	Level 2	Level 3	Balance At September 30, 2015
Mortgage Loans Held For Sale	$—	$1,518,631	$—	$1,518,631
Collateral Dependent Impaired Loans (1)	—	—	13,844,088	13,844,088
Foreclosed Assets	—	—	4,928,998	4,928,998
Total	$—	$1,518,631	$18,773,086	$20,291,717

(1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $39,900

Assets:	Level 1	Level 2	Level 3	Balance At December 31, 2014
Mortgage Loans Held For Sale	$—	$1,864,999	$—	$1,864,999
Collateral Dependent Impaired Loans (1)	—	—	19,772,955	19,772,955
Foreclosed Assets	—	—	3,229,710	3,229,710
Total	$—	$1,864,999	$23,002,665	$24,867,664

(1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $475,000

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

		Valuation	Significant
	Fair Value	Technique	Unobservable Inputs	Range
Collateral Dependent Impaired Loans	$13,844,088	Appraised Value	Discount Rates/ Discounts to Appraised Values	0% - 36%
Foreclosed Assets	4,928,998	Appraised Value/Comparable Sales	Discount Rates/ Discounts to Appraised Values	13% - 100%

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

The following tables are a summary of the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2015 and December 31, 2014 presented in accordance with the applicable accounting guidance.

	September 30, 2015
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash And Cash Equivalents	$8,374	$8,374	$8,374	$—	$—
Certificates Of Deposits With Other Banks	2,095	2,095	—	2,095	—
Investment And Mortgage-Backed Securities	419,200	419,083	—	419,083	—
Loans Receivable, Net	319,755	318,531	—	—	318,531
FHLB Stock	2,224	2,224	2,224	—	—

Financial Liabilities:
Deposits:
Checking, Savings, And Money Market Accounts	$414,432	$414,432	$414,432	$—	$—
Certificate Accounts	237,695	237,934	—	237,934	—
Advances From FHLB	33,280	34,658	—	34,658	—
Other Borrowed Money	7,725	7,725	7,725	—	—
Senior Convertible Debentures	6,084	6,084	—	6,084	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

	December 31, 2014
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash And Cash Equivalents	$10,193	$10,193	$10,193	$—	$—
Certificates Of Deposits With Other Banks	2,095	2,095	—	2,095	—
Investment And Mortgage-Backed Securities	429,701	429,701	—	429,701	—
Loans Receivable, Net	339,874	340,368	—	—	340,368
FHLB Stock	3,145	3,145	3,145	—	—

Financial Liabilities:
Deposits:
Checking, Savings, And Money Market Accounts	$406,864	$406,864	$406,864	$—	$—
Certificate Accounts	253,251	253,300	—	253,300	—
Advances From FHLB	52,900	55,646	—	55,646	—
Other Borrowed Money	8,523	8,523	8,523	—	—
Senior Convertible Debentures	6,084	6,084	—	6,084	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

At September 30, 2015, the Bank had $52.8 million of off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal amount is considered to be a reasonable estimate of fair value.

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

In January 2014, the FASB amended the Receivables topic of the ASC. The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to other real estate owned, or OREO. In addition, the amendments require a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments will be effective for the Company for annual periods, and interim periods within those annual period beginning after December 15, 2014, with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company will apply the amendments prospectively. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risk and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors, including, but not limited to:

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

•
results of examinations of the Company by the Board of Governors of the Federal Reserve and our bank subsidiary by the Federal Deposit Insurance Corporation and the South Carolina State Board of Financial Institutions, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings;

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

•	our ability to attract and retain deposits;

•	increases in premiums for deposit insurance;

•	our ability to control operating costs and expenses;

•	our ability to implement our business strategies;

•	the use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	difficulties in reducing risk associated with the loans on our balance sheet;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

•	computer systems on which we depend could fail or experience a security breach;

•	our ability to retain key members of our senior management team;

•	costs and effects of litigation, including settlements and judgments;

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

•	our ability to manage loan delinquency rates;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;

•	our ability to pay dividends on our common stock and preferred stock;

•	adverse changes in the securities markets;

•	inability of key third-party providers to perform their obligations to us;

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

Any of the forward-looking statements that we make in this Form 10-Q and in the other public reports and statements we make may turn out to be wrong because of the inaccurate assumptions we might make because of the factors set forth above or because of other factors we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

Financial Condition At September 30, 2015 and December 31, 2014

Assets
Total assets decreased $24.5 million or 3.0% to $800.9 million at September 30, 2015 from $825.4 million at December 31, 2014. The primary reason for the decrease in total assets was a decrease of $20.1 million or 5.9% in net loans receivable. The increases and decreases in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	September 30, 2015	December 31, 2014	Amount	Percent
Cash And Cash Equivalents	$8,374,489	$10,192,702	$(1,818,213)	(17.8)%
Investment And Mortgage- Backed Securities – Available For Sale	388,352,231	429,700,540	(41,348,309)	(9.6)
Investment And Mortgage- Backed Securities – Held To Maturity	30,847,402	—	30,847,402	100.0
Loans Receivable, Net	319,754,734	339,874,495	(20,119,761)	(5.9)
OREO	4,928,998	3,229,710	1,699,288	52.6
Premises And Equipment, Net	19,548,390	18,233,226	1,315,164	7.2
FHLB Stock	2,224,200	3,144,600	(920,400)	(29.3)
Bank Owned Life Insurance	16,441,045	11,150,045	5,291,000	47.5
Other Assets	4,067,406	3,480,676	586,730	16.9

Cash and cash equivalents decreased $1.8 million or 17.8% to $8.4 million at September 30, 2015 from $10.2 million at December 31, 2014. Investment and mortgage-backed securities available for sale decreased $41.3 million or 9.6% to $388.4 million at September 30, 2015 from $429.7 million at December 31, 2014 due to the sale of 43 available for sale investment securities during the nine months ended September 30, 2015. The Bank also transferred 22 mortgage-backed securities from its available for sale portfolio to its held to maturity portfolio during the nine months ended September 30, 2015. As a result, investment and mortgage-backed securities held to maturity had a balance of $30.8 million at September 30, 2015 compared to no balance at December 31, 2014.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Loans receivable, net, decreased $20.1 million or 5.9% to $319.8 million at September 30, 2015 from $339.9 million at December 31, 2014. This decrease was concentrated primarily in commercial loans as a result of increased loan repayments combined with lower loan demand from creditworthy borrowers. Commercial real estate loans decreased $16.9 million or 8.0% to $192.7 million at September 30, 2015 from $209.5 million at December 31, 2014. Commercial business loans decreased $1.6 million or 15.0% to $9.0 million at September 30, 2015 from $10.6 million at December 31, 2014. Residential real estate loans increased $632,000 or 0.8% to $77.9 million at September 30, 2015 from $77.3 million at December 31, 2014. Consumer loans increased $410,000 or 0.8% to $50.8 million at September 30, 2015 compared to $50.4 million at December 31, 2014. Loans held for sale decreased $346,000 or 18.6% to $1.5 million at September 30, 2015 from $1.9 million at December 31, 2014.

OREO increased $1.7 million or 52.6% to $4.9 million at September 30, 2015 from $3.2 million at December 31, 2014. The increase was due to 24 foreclosures during the nine months ended September 30, 2015 with a total book value of $3.9 million offset by OREO sales and writedowns of $2.4 million and $174,000, respectively. At September 30, 2015, the OREO balance consisted of the following real estate properties: 14 single-family residences and 27 lots within residential subdivisions located throughout our market areas in South Carolina and Georgia; 11 parcels of commercial land in South Carolina; one commercial building in South Carolina; and eight lots within a subdivision and adjacent 22.96 acres of land in Aiken, South Carolina.

Premises and equipment, net increased $1.3 million or 7.2% to $19.5 million at September 30, 2015 from $18.2 million at December 31, 2014. The increase was primarily due to $1.6 million in additions to construction in progress related to the construction of the new branch location in Ballentine, South Carolina, which is scheduled to open later this year.

FHLB stock decreased $920,000 or 29.3% to $2.2 million at September 30, 2015 compared to $3.1 million at December 31, 2014 as a result of stock redemptions by the FHLB of Atlanta. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which is a percentage of total assets, plus a transaction component, which is a percentage of outstanding advances (borrowings) from the FHLB of Atlanta. As total assets and total advances have decreased, so has the Bank’s required investment in FHLB stock. In addition, effective March 20, 2015, the membership component decreased from 0.15% of total assets to 0.09% and the transaction component decreased from 4.50% of outstanding advances to 4.25%.

Other assets increased $587,000 or 16.9% to $4.1 million at September 30, 2015 from $3.5 million at December 31, 2014. The increase is a result of an increase in net deferred taxes related to decreased unrealized gains in the investment portfolio.

Liabilities
Deposit Accounts – The balances, weighted average rates and increases and decreases in deposit accounts were as follows at the dates indicated below:

	September 30, 2015		December 31, 2014		Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Balance	Percent
Demand Accounts:
Checking	$154,632,201	0.03%	$143,422,150	0.03%	$11,210,051	7.82%
Money Market	229,021,231	0.16	234,819,052	0.19	(5,797,821)	(2.47)
Statement Savings	30,778,214	0.10	28,622,933	0.10	2,155,281	7.53
Total	414,431,646	0.11	406,864,135	0.13	7,567,511	1.86

Certificate Accounts:
0.00 – 0.99%	172,848,050		185,458,344		(12,610,294)	(6.80)
1.00 – 1.99%	52,490,571		42,014,738		10,475,833	24.93
2.00 – 2.99%	12,356,750		25,605,349		(13,248,599)	(51.74)
3.00 – 3.99%	—		172,598		(172,598)	(100.00)
Total	237,695,371	0.73	253,251,029	0.79	(15,555,658)	(6.14)
Total Deposits	$652,127,017	0.34%	$660,115,164	0.38%	$(7,988,147)	(1.21)%

Included in the certificate accounts above were $41.3 million and $38.8 million in brokered deposits at September 30, 2015 and December 31, 2014, respectively, with a weighted average interest rate of 0.96% and 1.14%, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Advances From FHLB – FHLB advances are summarized by contractual year of maturity and weighted average interest rate in the table below:

	September 30, 2015		December 31, 2014		Increase (Decrease)
Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2015	$7,500,000	2.69%	$15,000,000	2.61%	$(7,500,000)	(50.00)%
2016	7,880,000	2.68	20,000,000	4.61	(12,120,000)	(60.60)
2017	12,900,000	4.38	12,900,000	4.38	—	—
2018	5,000,000	3.39	5,000,000	3.39	—	—
Thereafter	—	—	—	—	—	—
Total Advances	$33,280,000	3.45%	$52,900,000	3.87%	$(19,620,000)	(37.09)%

Advances are secured by a blanket collateral agreement with the FHLB pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $84.0 million and $84.2 million at September 30, 2015, respectively, and $99.9 million and $99.3 million at December 31, 2014, respectively. Advances are subject to prepayment penalties. During the nine months ended September 30, 2015, the Bank prepaid three FHLB advances totaling $15.0 million and incurred $788,000 in prepayment penalties in connection with these prepayments.

The following table shows at September 30, 2015 the FHLB advances that are callable at the option of the FHLB as of the dates indicated. These advances are also included in the above table. If an advance is called, the Bank has the option to pay off the advance without penalty, reborrow the funds on different terms, or convert the advance to a three-month floating rate advance tied to the London Interbank Offered Rates ("LIBOR").

As of September 30, 2015
Borrow Date	Maturity Date	Amount	Int. Rate	Type	Call Dates
11/29/06	11/29/16	$5,000,000	4.03	Multi-Call	5/29/08 and quarterly thereafter
05/24/07	05/24/17	7,900,000	4.38	Multi-Call	5/27/08 and quarterly thereafter
07/25/07	07/25/17	5,000,000	4.40	Multi-Call	7/25/08 and quarterly thereafter

Other Borrowings – The Bank had $7.7 million and $8.5 million in other borrowings (non-FHLB advances) at September 30, 2015 and December 31, 2014, respectively. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At both September 30, 2015 and December 31, 2014, the interest rate paid on the repurchase agreements was 0.15%. The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $15.2 million and $15.5 million, respectively, at September 30, 2015 and $17.3 million and $18.0 million, respectively, at December 31, 2014.

Junior Subordinated Debentures – On September 21, 2006, Security Federal Statutory Trust (the "Trust") issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures. The Capital Securities accrue and pay distributions at a floating rate of three month LIBOR plus 170 basis points annually which was equal to 2.04% at September 30, 2015. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Equity – Shareholders’ equity increased $3.0 million or 3.4% to $90.5 million at September 30, 2015 from $87.4 million at December 31, 2014. Accumulated other comprehensive income, net of tax, comprised primarily of unrealized gains on securities available for sale, net of tax, decreased $730,000 or 13.3% to $4.7 million at September 30, 2015 from $5.5 million at December 31, 2014. The Company’s net income available for common shareholders was $4.4 million for the nine months ended September 30, 2015, after payment of $330,000 in preferred stock dividends. The Board of Directors of the Company declared common stock dividends totaling $707,000 during the nine months ended September 30, 2015. Book value per common share was $22.24 at September 30, 2015 compared to $22.23 at December 31, 2014.

Results of Operations for the Three Month Periods Ended September 30, 2015 and 2014

Net Income Available to Common Shareholders - Net income available to common shareholders was $1.6 million or $0.53 per diluted common share for the three months ended September 30, 2015, an increase of $34,000 or 2.1% compared to the three months ended September 30, 2014. The increase in net income was primarily the result of a decrease in the provision for loan losses offset by a decrease in non-interest income combined with an increase in non-interest expense.

Net Interest Income - The net interest margin on a tax equivalent basis increased 12 basis points to 3.27% for the three months ended September 30, 2015 from 3.15% for the comparable period in 2014 as the decline in the average cost of interest-bearing liabilities outpaced the decline in the average balance of interest-earning assets. Net interest income decreased $96,000 or 1.6% to $5.9 million during the three months ended September 30, 2015, compared to $6.0 million for the same period in 2014. During the three months ended September 30, 2015, average interest earning assets decreased $33.1 million or 4.3% to $745.2 million from $778.2 million for the same period in 2014. Average interest-bearing liabilities decreased $37.7 million or 5.5% to $647.2 million for the three months ended September 30, 2015 from $685.0 million for the comparable period in 2014.

Interest Income - Total tax equivalent interest income decreased $424,000 or 5.6% to $7.1 million during the three months ended September 30, 2015 compared to $7.5 million during the same period in 2014. This decrease was primarily the result of the decrease in interest-earning assets, particularly loans. Total interest income on loans decreased $331,000 or 6.8% to $4.5 million during the three months ended September 30, 2015 from $4.9 million during the comparable period in 2014. The decrease was the result of a $28.0 million or 8.1% decrease in the average loan portfolio balance, offset partially by an eight basis point increase in the yield. Interest income from mortgage-backed securities decreased $279,000 or 18.1% to $1.3 million from $1.5 million during the same period in 2014 as a result of a 16 basis point decrease in the portfolio yield combined with an $30.9 million or 12.5% decrease in the average balance. Tax equivalent interest income from investment securities increased $186,000 or 16.6% to $1.3 million as a result of an $23.8 million increase in the average balance of the investment securities portfolio combined with a seven basis point increase in the yield.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Increase (Decrease) In Interest Income
	2015		2014
	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$318,992,863	5.67%	$347,042,171	5.59%	$(331,000)
Mortgage-Backed Securities	217,157,267	2.32	248,093,103	2.48	(279,080)
Investment Securities(2)	204,071,269	2.56	180,227,672	2.49	186,243
Overnight Time And Certificates of Deposit	4,945,029	0.15	2,878,994	0.33	(448)
Total Interest-Earning Assets	$745,166,428	3.81%	$778,241,940	3.86%	$(424,285)
(1) Annualized
(2) Tax equivalent basis is calculated using an effective tax rate of 34% and amounted to $181,592 and $124,799 for the quarters ended September 30, 2015 and 2014, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense - Total interest expense decreased $385,000 or 27.8% to $1.0 million during the three months ended September 30, 2015 compared to $1.4 million for the same period in 2014. The decrease in total interest expense was attributable to decreases in interest rates paid and a $37.7 million or 5.5% decrease in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $65,000 or 10.4% to $556,000 during the three months ended September 30, 2015 compared to $621,000 for the same period in 2014. The decrease was attributable to a five basis point decrease in the cost of deposit accounts offset by a $258,000 increase in average interest-bearing deposits to $596.2 million for the three months ended September 30, 2015 compared to $595.9 million for the three months ended September 30, 2014.

Interest expense on FHLB advances and other borrowings decreased $321,000 or 52.0% to $296,000 during the three months ended September 30, 2015 from $617,000 for the same period in 2014. This decrease was due to a decrease in the interest rate combined with a $38.0 million or 48.8% decrease in the average balance to $39.8 million during the three months ended September 30, 2015 from $77.8 million for the same period in 2014. The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,				Increase (Decrease) In Interest Expense
	2015		2014
	Average Balance	Yield(1)	Average Balance	Yield(1)
Now And Money Market Accounts	$322,814,725	0.13%	$317,476,865	0.16%	$(21,930)
Statement Savings Accounts	31,006,921	0.10	27,095,232	0.10	984
Certificate Accounts	242,356,598	0.73	251,348,542	0.78	(43,915)
FHLB Advances And Other Borrowed Money	39,827,699	2.98	77,792,528	3.17	(320,774)
Junior Subordinated Debentures	5,155,000	2.04	5,155,000	1.97	838
Senior Convertible Debentures	6,084,000	8.00	6,084,000	8.00	—
Total Interest-Bearing Liabilities	$647,244,943	0.62%	$684,952,167	0.81%	$(384,797)
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

Management’s monthly review of the adequacy of the allowance includes three main components. The first component is an analysis of loss potential in various homogeneous segments of the portfolio based on historical trends and the risk inherent in each category. Previously, management applied a five year historical loss ratio to each loan category to estimate the inherent loss in these pooled loans, but determined to apply a 12 to 24 month historical loss ratio to each loan category in light of the decline in the economy. As the economy has recently improved, however, management evaluated the historical loss period being used during the current year and determined a three year historical loss period to be a more conservative and accurate indicator of future trends.

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

The Bank recorded a negative provision for loan losses of $200,000 for the quarter ended September 30, 2015 compared to no provision for the same quarter in the prior year. The negative provision was the result of an increase in recoveries and a decrease in non-performing assets. The Bank reported net recoveries of $339,000 or 0.42% of gross loans during the three months ended September 30, 2015 compared to net charge-offs of $465,000 or 0.53% of gross loans for the same three month period in 2014. The following table details selected activity associated with the allowance for loan losses for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
Beginning Balance	$7,795,582	$9,112,157
Provision	(200,000)	—
Charge-offs	(441,398)	(590,942)
Recoveries	780,839	125,759
Ending Balance	$7,935,023	$8,646,974

Allowance For Loan Losses As A Percentage Of Gross Loans Receivable, Held For Investment At The End Of The Period	2.4%	2.5%
Allowance For Loan Losses As A Percentage Of Impaired Loans At The End Of The Period	57.2%	41.5%
Impaired Loans	$13,883,988	$20,828,179
Gross Loans Receivable, Held For Investment (1)	$326,171,126	$350,704,336
Total Loans Receivable, Net	$319,754,734	$344,114,867

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

Non-Interest Income - Non-interest income decreased $118,000 or 7.9% to $1.4 million for the three months ended September 30, 2015, compared to $1.5 million for the three months ended September 30, 2014. The following table provides a detailed analysis of the changes in the components of non-interest income:

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amounts	Percent
Gain On Sale Of Investments	$7,651	$142,816	$(135,165)	94.6%
Gain On Sale Of Loans	191,194	119,041	72,153	60.6
Service Fees On Deposit Accounts	258,522	300,920	(42,398)	(14.1)
Commissions From Insurance Agency	139,980	116,894	23,086	19.7
Bank Owned Life Insurance Income	117,000	75,000	42,000	56.0
Trust Income	152,200	158,000	(5,800)	(3.7)
Check Card Fee Income	239,739	229,542	10,197	4.4
Grant Income	97,640	183,789	(86,149)	(46.9)
Other	164,488	160,304	4,184	2.6
Total Non-Interest Income	$1,368,414	$1,486,306	$(117,892)	(7.9)%

Gain on sale of investments was $8,000 during the quarter ended September 30, 2015, a decrease of $135,000 or 94.6% compared to a gain of $143,000 for the same period in 2014. The decrease is the result of a decrease in investments sold. Two investment securities were sold during the quarter ended September 30, 2015 compared to 20 investment securities during the same period in 2014.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Expense - For the quarter ended September 30, 2015, non-interest expense increased $107,000 or 2.1% compared to the same period in 2014. The following table provides a detailed analysis of the changes in the components of non-interest expense:

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amounts	Percent
Compensation And Employee Benefits	$3,002,259	$2,781,418	$220,841	7.9%
Occupancy	481,713	515,881	(34,168)	(6.6)
Advertising	95,226	115,268	(20,042)	(17.4)
Depreciation And Maintenance Of Equipment	401,102	408,685	(7,583)	(1.9)
FDIC Insurance Premiums	140,172	177,537	(37,365)	(21.0)
Net Cost Of Operation Of OREO	(19,713)	(71,623)	51,910	(72.5)
Other	1,029,201	1,095,710	(66,509)	(6.1)
Total Non-Interest Expense	$5,129,960	$5,022,876	$107,084	2.1%

Compensation and employee benefits expenses increased $221,000, or 7.9% to $3.0 million for the three months ended September 30, 2015 compared to $2.8 million for the same period last year in part due to cost of living increases. In addition, the Bank has focused on expanding its presence in the Midlands area of South Carolina, which has included increasing its personnel to support its operations within this area.

Net cost of operation of OREO decreased $52,000 or 72.5% to $20,000 during the quarter ended September 30, 2015 from $72,000 during the quarter ended September 30, 2014. This amount includes all expenses associated with OREO including write-down in value and gain or loss on sales incurred during the period.

Other expenses increased $67,000, or 6.1% to $1.0 million for the three month period ended September 30, 2015 compared to $1.1 million for the same period in the prior year. Other expenses include legal, professional, and consulting expenses, stationary and office supplies and other miscellaneous expenses.

Provision For Income Taxes – The provision for income taxes decreased $155,000 or 20.5% to $601,000 for the three months ended September 30, 2015 from $756,000 for the same period one year ago. Income before income taxes was $2.3 million and $2.5 million for the three months ended September 30, 2015 and 2014, respectively. The Company’s combined federal and state effective income tax rate for the current quarter was 25.6% compared to 30.6% for the same quarter in 2014.

Results of Operations for the Nine Month Periods Ended September 30, 2015 and 2014

Net Income Available to Common Shareholders - Net income available to common shareholders increased $282,000 or 6.8% to $4.4 million for the nine months ended September 30, 2015 compared to $4.2 million for the nine months ended September 30, 2014. The increase in net income was primarily the result of a $204,000 or 1.2% increase in net interest income after the provision for loan losses combined with a $79,000 or 4.4% decrease in the provision for income taxes.

Net Interest Income - The net interest margin on a tax equivalent basis increased 12 basis points to 3.19% for the nine months ended September 30, 2015 from 3.07% for the comparable period in 2014. Net interest income decreased $96,000 or 0.5% to $17.7 million for the nine months ended September 30, 2015 compared to $17.8 million for the same period in 2014. During the nine months ended September 30, 2015, average interest earning assets decreased $31.2 million or 4.0% to $758.0 million from $789.1 million for the nine months ended September 30, 2014, while average interest-bearing liabilities decreased $37.9 million or 5.4% to $662.2 million from $700.1 million for the nine months ended September 30, 2014.

Interest Income - Total tax equivalent interest income decreased $1.2 million or 5.3% to $21.4 million during the nine months ended September 30, 2015 from $22.2 million for the same period in 2014. This decrease was primarily the result of the decrease in interest-earning assets, particularly loans and mortgage-backed securities. Total interest income on loans decreased $956,000 or 6.5% to $13.7 million during the nine months ended September 30, 2015 from $14.6 million for the same period in 2014. The decrease was a result of a $25.9 million or 7.3% decrease in the average loan portfolio to $327.1 million from $353.0 million for the same period in 2014. Interest income from mortgage-backed securities decreased $531,000 or 11.6% to $4.0 million for the

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

nine months ended September 30, 2015 from $4.6 million for the same period in 2014 as a result of an eight basis point decrease in the portfolio yield combined with a $21.6 million or 8.6% decrease in the average balance. Tax equivalent interest income from investment securities increased $288,000 or 8.5% to $3.7 million for the nine months ended September 30, 2015 from $3.4 million for the same period in 2014 as a result of a $14.4 million or 7.9% increase in the average balance of the investment securities portfolio and an increase of two basis points in the yield.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,				Increase (Decrease) In Interest Income
	2015		2014
	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$327,091,312	5.58%	$352,966,633	5.53%	$(955,746)
Mortgage-Backed Securities	229,664,849	2.34	251,245,215	2.42	(530,525)
Investment Securities(2)	196,423,029	2.49	182,051,212	2.47	287,677
Overnight Time And Certificates of Deposit	4,776,354	0.17	2,882,492	0.39	(2,336)
Total Interest-Earning Assets	$757,955,544	3.76%	$789,145,552	3.82%	$(1,200,930)
(1) Annualized
(2) Tax equivalent basis is calculated using an effective tax rate of 34% and was $467,821 and $372,247 for the nine months ended September 30, 2015 and 2014, respectively.

Interest Expense - Interest expense decreased $1.2 million or 27.0% to $3.2 million during the nine months ended September 30, 2015 compared to $4.4 million for the same period in 2014. The decrease in total interest expense is attributable to decreases in interest rates paid and a $37.9 million or 5.4% decrease in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $210,000 or 10.8% to $1.7 million during the nine months ended September 30, 2015 compared to $2.0 million for the same period last year. The decrease was attributable to a five basis point decrease in the cost of deposit accounts combined with a $898,000 or 0.1% decrease in average interest-bearing deposits to $603.8 million for the nine month period ended September 30, 2015 compared to $604.7 million for the nine month period ended September 30, 2014.

Interest expense on FHLB advances and other borrowings decreased $992,000 or 48.4% to $1.1 million during the nine months ended September 30, 2015 compared to $2.0 million for the same period in 2014. The average balance of FHLB advances and other borrowed money decreased $37.0 million or 44.0% to $47.2 million during the nine months ended September 30, 2015 from $84.2 million for the same period last year. During the nine months ended September 30, 2015 the Bank prepaid $15.0 million in FHLB advances with a weighted average rate of 4.8% in order to reduce interest expense in future periods and improve net interest spread.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,				Increase (Decrease) In Interest Expense
	2015		2014
	Average Balance	Yield(1)	Average Balance	Yield(1)
Now And Money Market Accounts	$323,744,195	0.13%	$321,526,411	0.18%	$(109,383)
Statement Savings Accounts	30,176,938	0.10	26,162,629	0.10	2,998
Certificates Accounts	249,878,789	0.74	257,008,845	0.78	(103,754)
FHLB Advances And Other Borrowed Money	47,182,869	2.99	84,183,061	3.25	(992,078)
Junior Subordinated Debentures	5,155,000	1.99	5,155,000	1.96	1,427
Senior Convertible Debentures	6,084,000	8.00	6,084,000	8.00	—
Total Interest-Bearing Liabilities	$662,221,791	0.65%	$700,119,946	0.85%	$(1,200,790)
(1) Annualized

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Provision for Loan Losses - The Bank reported a negative provision for loan losses of $100,000 for the nine months ended September 30, 2015 compared to a provision expense of $200,000 for the same period in the prior year. The decrease in the provision for loan losses is attributable to a decrease in net charge-offs, which declined $1.5 million or 82.0% to $322,000 for the nine months ended September 30, 2015 from $1.8 million during the comparable period in 2014. The following table details selected activity associated with the allowance for loan losses for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Beginning Balance	$8,357,496	$10,241,970
Provision	(100,000)	200,000
Charge-offs	(1,338,358)	(2,384,994)
Recoveries	1,015,885	589,998
Ending Balance	$7,935,023	$8,646,974

Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral. In the event an acceptable arrangement cannot be reached, we may need to acquire these properties through foreclosure or other means and subsequently sell, develop or liquidate them.

Non-Interest Income - Non-interest income increased $1.1 million or 24.2% to $5.4 million for the nine months ended September 30, 2015, compared to $4.4 million for the nine months ended September 30, 2014. The following table provides a detailed analysis of the changes in the components of non-interest income:

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amounts	Percent
Gain On Sale Of Investments	$1,676,404	$187,687	$1,488,717	793.2%
Gain On Sale Of Loans	526,295	465,571	60,724	13.0
Service Fees On Deposit Accounts	790,689	861,476	(70,787)	(8.2)
Bank Owned Life Insurance Income	291,000	479,364	(188,364)	(39.3)
Commissions From Insurance Agency	373,639	317,757	55,882	17.6
Trust Income	449,800	404,000	45,800	11.3
Check Card Fee Income	719,159	674,098	45,061	6.7
Grant Income	97,640	483,499	(385,859)	(79.8)
Other	482,380	481,191	1,189	0.2
Total Non-Interest Income	$5,407,006	$4,354,643	$1,052,363	24.2%

Gain on sale of investments was $1.7 million during the nine months ended September 30, 2015, an increase of $1.5 million or 793.2% compared to a gain of $188,000 during the same period last year. The increase resulted from the sale of 43 investment securities during the period compared to 41 sold during the comparable period of 2014. The Bank used the gain to offset a $788,000 prepayment penalty on FHLB advances during the nine months ended September 30, 2015.

Bank owned life insurance income decreased $188,000 or 39.3% to $291,000 for the nine months ended September 30, 2015 compared to $479,000 for the same period in 2014. The entire portion of income recognized in 2015 was related to changes in the cash surrender value of the bank owned life insurance policies. For the nine months ended September 30, 2014, the Bank recognized $254,000 in death benefits in addition to $225,000 in income related to changes in the cash surrender value of the bank owned life insurance policies.

Grant income decreased $386,000 or 79.8% to $98,000 for the nine months ended September 30, 2015 compared to $483,000 received during the same period in 2014 from the U.S. Treasury's Community Development Financial Institution's Fund. In 2012, the Bank received a Community Development Financial Assistance ("CDFA") award in recognition of its commitment to community development. The Bank used the CDFA award to fund a new Small Business Microloan program which provides small, short-term loans to small businesses. These microloans help boost the local economy by enabling small businesses to obtain credit not otherwise available to them. The Bank received a total award of $1.5 million to be recognized on a pro-rata basis as the microloans are funded. At September 30, 2015, the Bank had $132,000 in microloans left to be funded.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Non-Interest Expense – For the nine months ended September 30, 2015, non-interest expense increased $1,053,000 or 6.7% to $16.7 million compared to $15.7 million for the same period in 2014. The increase in non-interest expense was primarily a result of an increase in salaries and employee benefits expense and prepayment penalties on FHLB advances. The following table provides a detailed analysis of the changes in the components of non-interest expense:

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amounts	Percent
Compensation And Employee Benefits	$8,976,214	$8,464,967	$511,247	6.0%
Occupancy	1,427,424	1,491,633	(64,209)	(4.3)
Advertising	290,951	358,527	(67,576)	(18.8)
Depreciation And Maintenance Of Equipment	1,263,932	1,219,461	44,471	3.6
FDIC Insurance Premiums	455,985	541,779	(85,794)	(15.8)
Amortization Of Intangibles	—	11,970	(11,970)	(100.0)
Net Cost Of OREO	267,784	451,947	(184,163)	(40.7)
Prepayment Penalties On FHLB Advances	787,851	—	787,851	100.0
Other	3,249,451	3,125,894	123,557	4.0
Total Non-Interest Expense	$16,719,592	$15,666,178	$1,053,414	6.7%

Compensation and employee benefits expenses were $9.0 million for the nine months ended September 30, 2015, an increase of $511,000 or 6.0% from $8.5 million during the same period last year. The increase was due to general cost of living increases combined with increases related to the addition of several new employees hired during the nine months ended September 30, 2015, including a new area executive to lead the Bank's Midlands area, a new commercial lender in the Midlands area, and additional personnel for the mortgage department. The Company has committed to expanding its presence in the Midlands area of South Carolina and has increased its personnel to support its operations within this area.

Net cost of operation of OREO decreased $184,000 or 40.7% to $268,000 for the nine months ended September 30, 2015 from $452,000 during the nine months ended September 30, 2014. The decrease was primarily due to a reduction in writedowns of OREO, which were $174,000 for the nine months ended September 30, 2015 compared to $405,000 for the same period in 2014.

The Company incurred a prepayment penalty of $788,000 for paying down FHLB advances during the nine months ended September 30, 2015. The Company elected to prepay these higher rate advances to lower cost of funds. No FHLB advances were prepaid by the Company during the nine months ended September 30, 2014.

Provision For Income Taxes – The provision for income taxes decreased $79,000 or 4.4% to $1.7 million for the nine months ended September 30, 2015 from $1.8 million for the same period in 2014. Income before taxes was $6.5 million and $6.3 million for the nine months ended September 30, 2015 and 2014, respectively. The Company’s combined federal and state effective income tax rate for the nine months ended September 30, 2015 was 26.2% compared to 28.3% for the same period in 2014.

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

During the nine months ended September 30, 2015 loan repayments exceeded loan originations resulting in a $20.1 million or 5.9% decrease in total net loans receivable. During the nine months ended September 30, 2015, deposits decreased $8.0 million or 1.2% and FHLB advances decreased $19.6 million or 37.1%. The Bank had $207.5 million in additional borrowing capacity at the FHLB at the end of the period. At September 30, 2015, the Bank had $149.7 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed on maturity.

At September 30, 2015, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 23.2%, 11.0%, 23.2%, and 24.4%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively.

The Company also exceeded all regulatory capital requirements with CET1, Tier 1 leverage-based capital, Tier 1 risk- based capital and total risk-based capital ratios of 16.5%, 11.2%, 23.6%, and 24.9%, respectively, at September 30, 2015.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2015.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused Lines Of Credit	$17	$12	$12,097	$12,126	$39,764	$51,890
Standby Letters Of Credit	141	88	652	881	16	897
Total	$158	$100	$12,749	$13,007	$39,780	$52,787

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

For the three and nine months ended September 30, 2015, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 3.19% and 3.11% respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at September 30, 2015 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

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
101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

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
SECURITY FEDERAL CORPORATION

Date:	November 12, 2015	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
Duly Authorized Representative

Date:	November 12, 2015	By:	/s/Jessica T. Cummins
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

101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements