Form 10-K
period 2015-12-31
SECURITY FEDERAL CORP
filed 2016-03-21
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
__________________________
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES         NO    X

As of March 18, 2016, there were issued and outstanding 2,945,474 shares of the registrant's Common Stock, which are traded on the over-the-counter market through the OTC "Electronic Bulletin Board" under the symbol "SFDL."  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked price of such stock as of June 30, 2015, was $34.6 million.  (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant's Annual Report to Stockholders for the Fiscal Year Ended December 31, 2015. (Part II)

2.	Portions of the Registrant's Proxy Statement for the 2016 Annual Meeting of Stockholders. (Part III)

Forward-Looking Statements

This Form 10-K, including information included or incorporated by reference, contents, and future filings by Security Federal Corporation ("Company") on Form 10-Q, and Form 8-K, and future oral and written statements by the Company and its management may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance and operations or financial condition, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management's expectations and may, therefore, involve risk and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors, including, but not limited to:

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

•
results of examinations of the Company by the Board of Governors of the Federal Reserve System and our bank subsidiary by the Federal Deposit Insurance Corporation and the South Carolina State Board of Financial Institutions, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings;

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

i

•	our ability to pay dividends on our common stock and preferred stock;

•	adverse changes in the securities markets;

•	inability of key third-party providers to perform their obligations to us;

•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board ("FASB"), including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this document.

These developments could have an adverse impact on our financial position and our results of operations.

Any of the forward-looking statements that we make may turn out to be wrong because of the inaccurate assumptions we might make because of the factors set forth above or because of other factors we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any of these forward-looking statements.

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

ii

PART I

Item 1.  Business

Security Federal Corporation

Security Federal Corporation (the "Company") was incorporated under the laws of the State of Delaware in July 1987 for the purpose of becoming the savings and loan holding company for Security Federal Bank ("Security Federal" or the "Bank") upon the Bank's conversion from mutual to the stock form (the "Conversion").  Effective August 17, 1998, the Company changed its state of incorporation from Delaware to South Carolina.  On December 28, 2011, the Company reorganized into a bank holding company in connection with the Bank's conversion from a federally chartered stock savings bank to a South Carolina chartered commercial bank. As a result of the reorganization, the Board of Governors of the Federal Reserve System ("Federal Reserve") became the Company's primary federal regulator. On January 17, 2013, the Board of Directors of the Company determined to change the Company's fiscal year end from March 31 to December 31. As a result of this change, the Company filed a Transition Report on Form 10-K for the nine-month transition period from April 1, 2012 to December 31, 2012.

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

At December 31, 2015, the Company had assets of $799.7 million, deposits of $652.1 million and shareholders' equity of $91.0 million.

The executive office of the Company is located at 238 Richland Avenue Northwest, Aiken, South Carolina 29801, and its telephone number is (803) 641-3000.

Security Federal Bank

General.  Security Federal is a South Carolina chartered commercial bank headquartered in Aiken, South Carolina.  Security Federal, with 14 branch offices in Aiken, Richland and Lexington counties, South Carolina and Columbia County, Georgia, was originally chartered under the name Aiken Building and Loan Association on March 27, 1922.  It received its federal charter and changed its name to Security Federal Savings and Loan Association of Aiken on March 7, 1962, and later changed its name to Security Federal Savings Bank of South Carolina, on November 11, 1986.  Effective April 8, 1996, the Bank changed its name to Security Federal Bank.  The Bank converted from the mutual to the stock form of organization on October 30, 1987.  As mentioned above, effective December 28, 2011, Security Federal converted from a federally chartered stock savings bank to a South Carolina chartered commercial bank. As a result of the conversion to a South Carolina commercial bank, the Bank is regulated by the South Carolina State Board of Financial Institutions ("State Board") and the Federal Deposit Insurance Corporation ("FDIC").

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

In addition to, and in connection with the Company's participation in the CDCI, on September 29, 2010, the Company entered into a Letter Agreement with the Treasury (including the Securities Purchase Agreement - Standard Terms, the "Purchase Agreement"), pursuant to which the Company sold an additional 4,000 shares of Series B Preferred Stock to the Treasury at a price of $4.0 million.  As a result of its participation in the CDCI and the transactions under the Exchange Agreement and the Purchase Agreement, the Treasury now holds 22,000 shares of the Company's Series B Preferred Stock, with an aggregate liquidation preference amount of $22.0 million.

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

On July 31, 2013, the Company repurchased its outstanding warrant at a fair market value of $50,000 from the Treasury. As a result of the transaction, the warrant was canceled which reduced the warrants outstanding by $400,000 and increased additional paid in capital by $350,000. For additional information regarding the CDCI transaction and the TARP CPP transaction, see Notes 16 and 20 of the Notes to Consolidated Financial Statements contained in the 2015 Annual Report to Stockholders ("Annual Report").

Selected Consolidated Financial Information.  This information is incorporated by reference to pages 7 and 8 of the Annual Report.

Yields Earned and Rates Paid.  This information is incorporated by reference to page 21 of the Annual Report.

Rate/Volume Analysis.  This information is incorporated by reference to page 20 of the Annual Report.

Lending Activities

General.  Security Federal's principal lending activities are making loans on commercial real estate and one-to-four family residential real estate. The Bank originates fixed rate residential real estate loans for sale in the secondary market and adjustable rate mortgage loans ("ARMS") to be held in its portfolio.  The Bank also originates construction loans on single family residences, multi-family dwellings and commercial real estate, and loans for the acquisition, development and construction of residential subdivisions and commercial projects.   To a lesser extent, the Bank originates consumer loans and commercial business loans.

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

	At December 31,								At March 31,
	2015		2014		2013		2012		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
TYPE OF LOAN:
Real estate loans:
Residential real estate	$70,762	20.7%	$75,099	21.5%	$77,169	20.7%	$88,895	21.6%	$90,998	20.4%	$99,219	19.8%
Owner occupied residential construction	8,074	2.4	4,049	1.2	7,069	1.9	6,553	1.6	9,482	2.1	16,975	3.4
Total residential real estate loans	78,836	23.1	79,148	22.7	84,238	22.6	95,448	23.2	100,480	22.5	116,194	23.2
Commercial loans:
Commercial business	12,514	3.7	10,564	3.0	7,775	2.1	8,064	2.0	9,553	2.1	13,530	2.7
Commercial real estate	187,934	55.0	196,107	56.1	220,311	59.1	241,268	58.8	263,936	59.3	296,901	59.2
Multi-family	12,149	3.6	13,424	3.8	8,089	2.2	9,656	2.3	12,381	2.8	10,055	2.0
Total commercial loans	212,597	62.2	220,095	62.9	236,175	63.4	258,988	63.1	285,870	64.2	320,486	63.9
Consumer loans:
Deposit account	487	0.1	627	0.2	656	0.2	942	0.2	926	0.2	869	0.2
Home equity lines	24,163	7.1	24,157	6.9	25,156	6.7	26,330	6.4	26,996	6.1	28,776	5.7
Consumer first and second mortgages	6,959	2.0	7,905	2.3	9,385	2.5	11,393	2.8	11,973	2.7	13,741	2.7
Premium finance	3,409	1.0	3,260	0.9	2,626	0.7	2,644	0.6	2,916	0.7	2,947	0.6
Other	15,362	4.5	14,442	4.1	14,383	3.9	15,286	3.7	15,874	3.6	18,530	3.7
Total consumer loans	50,380	14.7	50,391	14.4	52,206	14.0	56,595	13.7	58,685	13.3	64,863	12.9
Total loans	341,813	100.0%	349,634	100.0%	372,619	100.0%	411,031	100.0%	445,035	100.0%	501,543	100.0%
Less:
Loans in process	2,903		1,379		3,465		2,002		1,887		4,580
Deferred fees and discount	62		24		(5)		5		22		(10)
Allowance for loan losses	8,275		8,357		10,242		11,318		14,615		12,502
Total loans receivable	$330,573		$339,874		$358,917		$397,706		$428,511		$484,471

The following table sets forth information concerning the composition of the Bank's loan portfolio, including loans held for sale, in dollar amounts and in percentages by type of loan, and presents a reconciliation of total loans receivable before net items.

	At December 31,								At March 31,
	2015		2014		2013		2012		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
TYPE OF LOAN:
Fixed rate loans
Residential real estate	$14,158	4.1%	$12,832	3.7%	$11,061	3.0%	$15,479	3.8%	$13,511	3.0%	$15,435	3.1%
Commercial business and commercial real estate	180,285	52.7	185,862	53.2	201,048	54.0	208,604	50.7	226,407	50.9	251,766	50.2
Consumer	22,286	6.5	21,983	6.2	22,482	6.0	24,503	6.0	25,704	5.8	28,786	5.7
Total fixed rate loans	216,729	63.4	220,677	63.1	234,591	63.0	248,586	60.5	265,622	59.7	295,987	59.0
Adjustable rate loans
Residential real estate	64,678	18.9	66,316	19.0	73,177	19.6	79,969	19.5	86,969	19.5	100,759	20.1
Commercial business and commercial real estate	32,312	9.5	34,233	9.8	35,127	9.4	50,384	12.2	59,463	13.4	68,720	13.7
Consumer	28,094	8.2	28,408	8.1	29,724	8.0	32,092	7.8	32,981	7.4	36,077	7.2
Total adjustable rate loans	125,084	36.6	128,957	36.9	138,028	37.0	162,445	39.5	179,413	40.3	205,556	41.0
Total loans	341,813	100.0%	349,634	100.0%	372,619	100.0%	411,031	100.0%	445,035	100.0%	501,543	100.0%
Less
Loans in process	2,903		1,379		3,465		2,002		1,887		4,580
Deferred fees and discounts	62		24		(5)		5		22		(10)
Allowance for loan losses	8,275		8,357		10,242		11,318		14,615		12,502
Total loans receivable	$330,573		$339,874		$358,917		$397,706		$428,511		$484,471

The total amount of loans due after December 31, 2016, which have predetermined or fixed interest rates is $137.9 million, while the total amount of loans due after that date which have floating or adjustable interest rates is $108.8 million.

The following schedule illustrates the maturities of Security Federal's loan portfolio, including loans held for sale, at December 31, 2015.  Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period when the contract is due.  This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Residential Real Estate	Owner Occupied Residential Real Estate Construction Loans	Consumer	Commercial Construction and Acquisition and Development Loans	Commercial Business and Commercial Real Estate	Total
	(In Thousands)
Six months or less (1)	$3,606	$4,477	$8,797	$13,396	$18,927	$49,203
Over six months to one year	220	3,378	1,387	9,631	31,274	45,890
Over one year to three years	246	—	5,484	3,973	55,224	64,927
Over three to five years	296	—	5,689	1,059	53,837	60,881
Over five to ten years	1,680	—	7,728	—	13,728	23,136
Over ten years	64,933	—	21,295	—	11,548	97,776
Total	$70,981	$7,855	$50,380	$28,059	$184,538	$341,813
___________

(1)	Includes demand loans, loans having no stated maturity, overdraft loans and equity line of credit loans.

The commercial construction and acquisition and development ("A&D") loans category includes all loans made to builders to finance the A&D of residential neighborhoods and also any construction loans made to builders to finance the construction of individual one- to four-family residences. Construction loans made to owners to finance the construction of a residence are included in the owner occupied residential real estate construction loan category.

Loan Originations/ Renewals, Purchases and Sales.  The following table shows the loan origination including renewals of previously funded loans, purchase, sale and repayment activities of the Bank for the periods indicated.

	Years Ended December 31,			Nine Months Ended December 31,	Years Ended March 31,
	2015	2014	2013	2012	2012	2011
	(In Thousands)
Originated/ Renewed:
Adjustable rate - residential real estate	$14,298	$11,758	$13,021	$6,986	$17,051	$26,539
Fixed rate - residential real estate (1)	24,181	23,617	28,892	24,136	37,862	74,776
Consumer	11,540	10,635	10,840	7,315	12,134	12,381
Commercial business and commercial real estate	130,241	116,169	172,694	113,629	192,809	200,459
Total consumer/commercial business real estate	141,781	126,804	183,534	120,944	204,943	212,840
Total loans originated/ renewed	180,260	162,179	225,447	152,066	259,856	314,155
Less:
Sold:
Fixed rate - residential real estate	23,583	22,986	32,272	22,037	40,356	73,971
Adjustable rate- residential real estate	—	—	—	725	—	—
Fixed rate - commercial real estate	—	—	—	996	—	—
Transfers to other real estate owned	4,363	1,638	3,861	2,456	4,277	15,582
Principal repayments	160,135	160,540	227,726	159,856	271,730	309,537
Increase (decrease) in other items, net	1,481	(3,942)	377	(3,199)	(547)	(1,007)
Net increase (decrease)	$(9,302)	$(19,043)	$(38,789)	$(30,805)	$(55,960)	$(83,928)

(1) Includes newly originated fixed rate loans held for sale and construction/permanent loans converted to fixed rate loans and sold.

In addition to interest earned on loans, the Bank receives loan origination fees or "points" for originating loans.  Loan points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for the creation of the loan.  The Bank's loan origination fees are generally 1% on conventional residential mortgages, and 0.25% to 1% on commercial real estate loans and commercial business loans.  The total fee income (including amounts amortized to income as yield adjustments) for the year ended December 31, 2015 was $645,000.

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

	At or For the Year Ended December 31,			At or For the Nine Months Ended December 31,
	2015	2014	2013	2012
		(Dollars in Thousands)
Net deferred mortgage loan origination fees earned during the period (1)	$23	$23	$27	$37

Mortgage loan origination fees earned as a percentage of total portfolio mortgage loans originated during the period	0.2%	0.2%	0.2%	0.5%

Net deferred mortgage loan origination fees in loan portfolio at end of period	$18	$23	$30	$33
___________

(1)	Includes amounts amortized to interest income as yield adjustments; does not include fees earned on loans sold.

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

Secondary market sales are made to other banks or institutional investors.  Generally all loans sold to investors are without recourse.  For the past several years, substantially all loans have been sold on a servicing released basis. During the year ended December 31, 2015, Security Federal sold $24.2 million in fixed rate residential loans on a servicing released basis in the secondary market.  Loans closed but not yet settled with banks or other investors, are carried in the Bank's "loans held for sale" portfolio.  At December 31, 2015, the Bank had $2.5 million of loans held for sale.  These loans are fixed rate residential loans that have been originated in the Bank's name and have closed.  Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Bank's customers.  Therefore, these loans present very little market risk for the Bank.  The Bank usually delivers loans to, and receives funding from, the investor within 30 days.  Security Federal originates all of its loans held for sale on a "best efforts" basis which means that the Bank suffers no penalty if it is unable to deliver a loan to a potential investor.

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

Upon receipt of a loan application and all required related information from a prospective borrower, the loan application is submitted for approval or rejection.  The residential mortgage loan underwriters approve loans which meet Freddie Mac and Fannie Mae underwriting requirements.  The Chairman of the Company, the Chief Executive Officer of the Company and the Bank, the President of the Bank, the Executive Vice President/Business Development, the Senior Vice President/Chief Lending Officer and Senior Vice President/Mortgage Lending individually have the authority to approve loans of $500,000 or less, except as set forth above for conforming conventionally underwritten, single family mortgage loans, which are approved by the underwriters.   Loans in excess of $500,000 and up to $1.0 million require the approval of any three of the following: Chairman of the Company, the Chief Executive Officer of the Company and the Bank, the President of the Bank, the President of the Company, the Executive Vice President/Business Development, the Senior Vice President/Chief Lending Officer, the Vice Chairman of the Executive Committee or the Secretary of the Executive Committee.  Any loan in excess of $1.0 million must be approved by the Bank's Executive Committee, which operates as the Bank's Loan Committee.  The loan approval limits discussed above are the aggregate of all loans to any one borrower or entity, not including loans that are secured by the borrower's primary residence, and are conventionally underwritten.

The general policy of Security Federal is to issue loan commitments to qualified borrowers for a specified term. These commitments are generally for a period of 45 days or less.  With management approval, commitments may be extended for up to an additional 45 days.  As of December 31, 2015,  the Bank had no outstanding commitments on mortgage loans not yet closed compared to $571,000 at December 31, 2014. Security Federal had outstanding commitments available on all lines of credit (including letters of credit, commercial, undisbursed loans in process, home equity, VISA, and other consumer loans) totaling $51.2 million as of December 31, 2015.  See Note 18 of the Notes to Consolidated Financial Statements contained in the Annual Report.

Permanent Residential Mortgage Lending.  Permanent residential real estate mortgage loans constituted 20.7% of the Bank's total outstanding loan portfolio at December 31, 2015.

Security Federal offers a variety of ARMs which offer adjustable rates of interest, payments, loan balances or terms to maturity which vary according to specified indices.  The Bank's ARMs generally have a loan term of 15 to 30 years with initial rate adjustments every one, three, five or seven years during the term of the loan.  After the initial rate adjustment, the loan rate then adjusts annually.  Most of the Bank's ARMs contain a 200 basis point limit as to the maximum amount of change in the interest rate at any adjustment period and a 500 or 600 basis point limit over the life of the loan. The Bank generally originates ARMs to retain in its portfolio. These  loans are generally made consistent with Freddie Mac and Fannie Mae guidelines.  At December 31, 2015, residential ARMs totaled $64.7 million, or 18.9% of the Bank's loan portfolio.  For the year ended December 31, 2015, the Bank originated $38.5 million in residential real estate loans, 37.2% of which had adjustable rates of interest. At December 31, 2015, the Bank also held approximately $14.2 million in longer term fixed rate residential mortgage loans.  These loans were 4.1% of the entire loan portfolio at December 31, 2015. Currently, the Bank sells the majority of its longer term fixed rate mortgage loans at origination with a few exceptions.

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

The Bank also provides construction financing for single family dwellings to owner-occupants.  Construction loans are generally made for periods of six months to one year with either adjustable or fixed rates.  At December 31, 2015, residential construction loans on one- to four-family dwellings to owner-occupants totaled $8.1 million, or 2.4%, of the Bank's loan portfolio. On loans of this type, the Bank seeks to evaluate the financial condition and prior performance of the builder, as well as the borrower's creditworthiness and his or her general ability to make principal and interest payments, and the value of the property that will secure the loan.  On construction loans offered to individuals (non-builders), the Bank offers a construction/permanent loan.  The one year construction portion of the loan has a fixed rate ranging currently from 2.75% to 6.25% depending on which ARM program the borrower has chosen for the permanent portion of the loan after the construction period.  The borrower pays interest on the loan during the construction phase.  After construction, the loan then automatically converts, depending on the borrower's upfront selection, to a one year ARM, a three year/one year ARM, or a five year/one year ARM loan in which the borrower will pay principal and interest.  The borrower also has the option, after the construction period only, to convert the loan to a fixed rate residential mortgage loan which the Bank then sells on the secondary market immediately on a servicing released basis.

Commercial Real Estate, Commercial Business and Multi-Family Loans.  The commercial business loans originated by the Bank are primarily secured by business equipment, furniture and fixtures, inventory and receivables, or are unsecured. At December 31, 2015, the Bank had $12.5 million, or 3.7%, of the Bank's total loan portfolio, in commercial business loans.  A total of $2.1 million, or 16.4% of these loans were unsecured at December 31, 2015.

The commercial real estate loans originated by the Bank are primarily secured by non-residential commercial properties, churches, hotels, residential developments, single family construction loans to builders for speculative or pre-sold homes, lot loans to builders, income property developments, and undeveloped land.  At December 31, 2015, the Bank had $200.1 million, or 58.5%, of the Bank's total loan portfolio, in commercial real estate loans and multi-family loans. Included in these loans at December 31, 2015 was $8.6 million in A&D loans with terms of typically two to three years. Also included in commercial real estate loans was $17.3 million in loans for the construction of single family dwellings to builders with a term of typically one year.

The multi-family loans originated by the Bank are primarily secured by commercial residential properties including apartment complexes, condominiums or townhouses, and loans for acquisition and development of, or improvements to multi-family residential properties. At December 31, 2015, the Bank had $12.1 million, or 3.6%, of the Bank's total loan portfolio, in multi-family loans.

The following table summarizes the Bank's commercial real estate, multi-family, and commercial business loans by geographic market area at December 31, 2015.

	Aiken County Area	Midlands Area, SC	Metro Augusta, GA	Other	Total
	(In Thousands)
Commercial real estate	$77,787	$42,661	$42,454	$25,032	$187,934
Multi-family	4,224	4,861	1,825	1,239	12,149
Commercial business	7,886	2,542	1,646	440	12,514
Total	$89,897	$50,064	$45,925	$26,711	$212,597

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

Federal law restricts the Bank's permissible lending limits to one borrower to the greater of $500,000 or 15% of unimpaired capital and surplus.  At December 31, 2015, the Bank's legal lending limit under this restriction was $14.4 million.  At that date, the Bank's largest loan relationship to a single borrower was $6.5 million.  South Carolina law restricts the Bank's permissible lending limits to one borrower to 10% of unimpaired capital unless prior approval is granted by a two-thirds vote of the Board of Directors, in which case the limit is increased to 15% of unimpaired capital.  The Bank's lending limit at 10% of unimpaired capital was $9.6 million at December 31, 2015.

Consumer Loans.  The Bank originates consumer loans for any personal, family or household purpose, including the financing of home improvements, loans to individuals for residential lots for a future home, automobiles, boats, mobile homes, recreational vehicles and education.  The Bank also makes consumer first and second mortgage loans secured by residences.  These loans typically do not qualify for sale in the secondary market, but are generally not considered sub-prime lending. In addition, the Bank offers home equity lines of credit.  Home equity loans are secured by mortgage liens on the borrower's principal or second residence. Home equity lines are open end lines of credit where the borrowers pay a minimum of interest only monthly on drawn lines.  The terms are for a maximum period of 20 years and the rate is a variable rate tied to prime and floats monthly.  Margins range from zero to one percent.  In 2012, the Bank instituted floors, which currently range from 3.25% to 4.25%, on new originations and a maximum loan-to-value ratio of 80% for first mortgages originated by Security Federal and 60% for first mortgages originated by other lenders. Previously, the maximum loan-to-value ratio was 90%, but was decreased because of the current economic environment.  At December 31, 2015, the Bank had $24.2 million of home equity lines of credit outstanding and $20.7 million of additional commitments of home equity lines of credit.  The Bank also makes secured and unsecured lines of credit available.  Although consumer loans involve a higher level of risk than one- to four-family residential mortgage loans, they generally provide higher yields and have shorter terms to maturity than one- to four-family residential mortgage loans.  At December 31, 2015, the Bank had total consumer loans of $50.4 million, or 14.7% of the Bank's loan portfolio.

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

The Bank also has a credit card program.  As of December 31, 2015, the Bank had issued 3,522 Visa credit cards with total approved credit lines of $7.0 million, of which $2.3 million was outstanding on that date.

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

Delinquent Loans.  The following table sets forth information concerning delinquent loans at December 31, 2015.  The amounts presented represent the total remaining principal balances of the delinquent loans (before specific reserves for losses), rather than the actual payment amounts which are overdue.

	Real Estate				Non-Real Estate
	Residential		Commercial		Consumer		Commercial Business
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Total
Loans delinquent for:	(Dollars in Thousands)
30 - 59 days	—	$—	22	$3,309	48	$711	4	$101	$4,121
60 - 89 days	6	1,144	8	930	8	282	—	—	2,356
90 days and over	24	3,307	17	2,973	13	576	2	178	7,034
Total delinquent loans	30	$4,451	47	$7,212	69	$1,569	6	$279	$13,511

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

At December 31, 2015, $18.4 million of the Bank's total loan balance were classified "substandard" compared to $24.3 million at December 31, 2014. At December 31, 2015, $18.1 million were designated as "special mention" compared to $36.1 million at December 31, 2014. At December 31, 2015, $49.1 million were designated as “caution” compared to $34.9 million at December 31, 2014. The Bank had no loans classified as "doubtful" or "loss" at December 31, 2015 and 2014. According to generally accepted accounting principles, the Bank is required to account for certain loan modifications or restructuring as a “troubled debt restructuring” ("TDRs"). In general, the modification or restructuring of a debt is considered a TDR if the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that would not otherwise be considered. As of December 31, 2015, there were $6.7 million of TDRs compared to $9.6 million at December 31, 2014.  The Bank's classification of assets is consistent with FDIC regulatory classifications.

Non-performing Assets.  Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful.  In addition, all loans are placed on non-accrual status when the loan becomes 90 days or more contractually delinquent.  All consumer loans more than 90 days delinquent are charged against the consumer loan allowance for loan losses unless there is adequate collateral which is in the process of being repossessed or foreclosed on.  At December 31, 2015, the Bank had $6.7 million in TDRs which involved the Bank restructuring the borrower's interest rate or principal on a loan or making other concessions on loans at a rate materially less than the market rate.  Other loans of concern are those loans (not delinquent more than 60 days) that management has determined need to be closely monitored as the potential exists for increased risk on these loans in the future.  Non-performing loans are reviewed monthly on a loan by loan basis.  Charge-offs, whether partial or in full, associated with these loans will vary based on estimates of recovery for each loan.

The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio.

	At December 31,				At March 31,
	2015	2014	2013	2012	2012	2011
		(Dollars in Thousands)
Loans Delinquent 60 to 89 Days:
Residential Real Estate	$1,144	$1,087	$1,363	$1,795	$742	$—
Consumer	282	91	235	212	352	197
Commercial Business	—	100	—	36	209	133
Commercial Real Estate	930	1,095	2,047	4,852	4,684	2,709
Total	$2,356	$2,373	$3,645	$6,895	$5,987	$3,039
Total as a percentage of total assets	0.29%	0.29%	0.43%	0.77%	0.65%	0.33%
Non-Accruing Loans :
Residential Real Estate	$3,307	$3,061	$4,608	$3,758	$3,639	$1,810
Consumer	576	574	398	646	620	1,194
Commercial Business	178	247	33	87	21	172
Commercial Real Estate	2,973	9,860	4,973	13,913	18,378	9,337
Total	$7,034	$13,742	$10,012	$18,404	$22,658	$12,513
Total as a percentage of total assets	0.88%	1.66%	1.18%	2.07%	2.45%	1.34%
Troubled debt restructurings (1)	$6,714	$9,630	$12,394	$15,941	$18,029	$12,197
OREO	$4,361	$3,230	$3,947	$6,754	$14,160	$14,434
Allowance for loan losses	$8,275	$8,357	$10,242	$11,318	$14,615	$12,502
(1) Includes six loans with a balance of $877,000 at December 31, 2015 that are also included in the Non-Accruing Loans section of this table.

Non-performing loans decreased $6.7 million to $7.0 million at December 31, 2015 from $13.7 million at December 31, 2014 primarily due to a decrease in non-performing commercial real estate loans, which decreased $6.9 million to $3.0 million at December 31, 2015 from $9.9 million at December 31, 2014. The balance in non-performing commercial real estate loans at December 31, 2015 consisted of 17 loans to 14 borrowers with an average loan balance of $175,000 compared to 46 loans to 28 borrowers with an average loan balance of $214,000 at December 31, 2014.

Of the non-performing commercial real estate category, $1.6 million consisted of 11 loans secured by commercial buildings or first mortgages on principal residences throughout the Bank's market area to nine different borrowers; $314,000 consisted of one loan related to the acquisition and development of a subdivision; $219,000 consisted of one loan secured by builder lots; $160,000 consisted of two loans secured by raw land to two separate borrowers; and $642,000 consisted of two loans secured by a church building to one borrower. At December 31, 2015, our largest non-performing commercial real estate loan was $530,000 and was secured by a church building.

Non-performing residential real estate loans increased $245,000 to $3.3 million at December 31, 2015 from $3.1 million at December 31, 2014. The balance in non-performing residential real estate loans at December 31, 2015 consisted of 24 loans to 24 different borrowers with an average loan balance of $138,000, the largest of which was $386,000. The balance in non-performing residential real estate loans at December 31, 2014 consisted of 27 loans to 27 different borrowers with an average loan balance of $113,000, the largest of which was $415,000.

Also included in non-accruing loans at December 31, 2015 were 13 consumer loans totaling $576,000 and two commercial business loans totaling $178,000.  Of the 13 consumer loans on non-accrual status at December 31, 2015, the largest had a balance of $188,000.

At December 31, 2015, there were no accruing loans equal to or more than 90 days delinquent. For the year ended December 31, 2015, the interest income not recognized and would have been recognized with respect to non-accruing loans, had such loans been current in accordance with their original terms and with respect to TDRs, had such loans been current in accordance with their original terms, totaled $679,000 compared to $920,000 for the year ended December 31, 2014.  For the year ended December 31, 2015 actual interest recorded on these loans amounted to $296,000 compared to $327,000 for the year ended December 31, 2014.

Troubled Debt Restructurings. The Bank identifies and reviews all loans to be restructured based on an assessment of the borrower's credit status. This assessment is a continuous process that involves a review of the financial statements and prospects for repayment, payment delinquency, non-accrual status, and risk rating.

Not all loan modifications are TDRs. The Bank designates a loan modification as a TDR when the following two conditions are present: the borrower is experiencing financial difficulty, and because of this difficulty, the Bank grants a concession it would not otherwise consider. Typically these concessions involve a change in the interest rate, maturity date or payment amount or some combination of each. These concessions rarely result in the forgiveness of principal or interest. TDRs are considered impaired and initially reported as non-performing loans on non-accrual status. Non-performing TDRs may be returned to accrual status when payment in full of all amounts due under the restructured terms is anticipated and the borrower has demonstrated a sustained payment history which is typically six months.

During the year ended December 31, 2015, the Bank modified seven loans that were considered to be TDRs. The Bank had 16 loans totaling $6.7 million at December 31, 2015 which were TDRs compared to 18 loans totaling $9.6 million at December 31, 2014. The 16 TDRs included one consumer loan secured by a first mortgage on a residential dwelling and two automobiles totaling $63,000, and one unsecured consumer loan totaling $26,000. All of the remaining 14 TDRs consisted of commercial real estate loans to 10 separate borrowers.

Six of the TDRs to four borrowers totaling $1.2 million were in default at December 31, 2015. All of the remaining TDRs were current at December 31, 2015. The Bank considers any loan 30 days or more past due to be in default.

Potential Problem Loans. Potential problem loans include substandard loans that are not already included as non-accrual loans or TDRs and special mention loans where management has become aware of information regarding possible credit issues for borrowers that could potentially cause doubt about their ability to comply with current repayment terms. At December 31, 2015 and 2014, the Bank had identified $29.5 million and $46.7 million, respectively, of potential problem loans through its internal loan review procedures.

Repossessed Assets.  OREO had a balance of $4.4 million at December 31, 2015 and consisted of the following real estate properties: seven single-family residences and 29 lots within residential subdivisions located throughout our market area in South Carolina and Georgia; eight lots within a subdivision and THE adjacent 22.96 acres of land in Aiken, South Carolina; nine parcels of commercial land; two commercial buildings in Aiken, South Carolina; and 34.8 acres of land in Bluffton, South Carolina.

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

At December 31, 2015, the allowance for loan losses or reserve was $8.3 million.  In determining the adequacy of the reserve for loan losses, management reviews past experience of loan charge-offs, the level of past due and non-accrual loans, the size and mix of the portfolio, general economic conditions in the market area, and individual loans to identify potential credit problems.  Commercial business, commercial real estate and consumer loans were $263.0 million, or 76.9% of the Bank's total loan portfolio at December 31, 2015.  Although these types of loans carry a higher level of credit risk than conventional residential mortgage loans, the level of reserves reflects management's continuing evaluation of this risk based on the Bank's past loss experience.  At December 31, 2015, the Bank's ratio of loans delinquent more than 60 days to total assets was 1.17%.  The reserve is management's best estimate for offsetting risk for our estimated possible losses. There can be no guarantee that the estimate is adequate or accurate.

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

The following table sets forth an analysis of the Bank's allowance for loan losses during the dates indicated.

	For the Years Ended December 31,			For the Nine Months Ended December 31,	For the Years Ended March 31,
	2015	2014	2013	2012	2012	2011
	(Dollars in Thousands)
Balance at beginning of period	$8,358	$10,242	$11,318	$14,615	$12,502	$12,307
Provision for loan losses	—	450	2,645	1,975	8,650	7,800
Charge-offs:
Residential real estate	217	359	1,118	647	564	1,010
Commercial business and commercial real estate	773	2,383	3,884	6,488	4,830	6,524
Consumer	527	372	207	287	1,250	583
Total charge-offs	1,517	3,114	5,209	7,422	6,644	8,117
Recoveries:
Residential real estate	94	136	273	57	—	125
Commercial business and commercial real estate	1,186	585	1,156	2,075	51	318
Consumer	154	59	59	18	56	68
Total recoveries	1,434	780	1,488	2,150	107	511
Balance at end of period	$8,275	$8,358	$10,242	$11,318	$14,615	$12,502
Ratio of net charge-offs during the period to average loans outstanding during the period (1)	0.02%	0.66%	0.99%	1.72%	1.43%	1.42%

(1) Annualized for the nine month period ended December 31, 2012

The distribution of the Bank's allowance for loan losses at the dates indicated is summarized in the following table.  The entire allowance is available to absorb losses from all loan categories.

	At December 31,								At March 31,
	2015		2014		2013		2012		2012		2011
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in Thousands)
Residential	$1,323	16.0%	$1,392	22.2%	$1,706	22.6%	$1,522	23.2%	$1,929	22.6%	$1,703	23.2%
Consumer	1,063	12.8	887	14.5	848	14.0	1,001	13.7	1,498	13.2	1,122	12.9
Commercial Business	774	9.4	159	3.0	426	2.1	619	2.0	645	2.1	924	2.7
Commercial Real Estate	5,115	61.8	5,920	60.3	7,261	61.3	8,176	61.1	10,543	62.1	8,753	61.2
Total	$8,275	100.0%	$8,358	100.0%	$10,241	100.0%	$11,318	100.0%	$14,615	100.0%	$12,502	100.0%

Subsidiaries

At December 31, 2015, Security Federal's net investment in its subsidiaries (including loans to subsidiaries) totaled $5.0 million.  In addition to investments in subsidiaries, federal institutions are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a commercial bank may engage in directly.

Security Federal Insurance, Inc. ("SFINS").  SFINS, a wholly owned subsidiary of the Bank, was formed during the year ended March 31, 2002 and began operating during the December 2001 quarter.  SFINS is an insurance agency offering auto, business, and  home insurance, and premium finance.   The operations of SFINS are included in the Company's Consolidated Financial Statements.

Collier Jennings Financial Corporation.  Collier Jennings Financial Corporation is a subsidiary of SFINS, a subsidiary of the Bank, which is described above.  The Company acquired the insurance and insurance premium finance businesses of Collier Jennings Financial Corporation and its subsidiaries, Security Federal Auto Insurance, Inc., The Auto Insurance Store, Inc., and Security Federal Premium Pay Plans, Inc. (the "Collier-Jennings Companies"), effective June 30, 2006.

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

The following table sets forth the composition of the Company's portfolio of securities and other investments, excluding mortgage-backed securities.

	At December 31,
	2015	2014	2013	2012
	(In Thousands)
Interest bearing deposit at FHLB	$490	$2,252	$321	$226
Certificates of deposits at a financial institutions	3,445	2,095	2,100	1,729
Total other investments	$3,935	$4,347	$2,421	$1,955

Investment Securities:
Available for Sale:
FHLB securities	$1,932	$13,247	$12,671	$6,165
Federal Farm Credit Bank securities	1,988	5,668	5,366	—
Fannie Mae bonds	1,004	1,004	1,975	—
Small Business Administration bonds	111,417	108,127	100,824	96,462
Tax exempt municipal bonds	76,066	62,495	61,315	37,482
Equity securities	310	307	256	75
Total securities available for sale	192,717	190,848	182,407	140,184

Held to Maturity:
FHLB securities	—	—	—	7,996
Federal Farm Credit Bank securities	—	—	—	6,796
Fannie Mae bonds	—	—	—	2,022
Freddie Mac bonds	—	—	—	1,998
Small Business Administration bonds	—	—	—	5,866
Equity securities	—	—	—	155
Total securities held to maturity	—	—	—	24,833

Total securities (1)	192,717	190,848	182,407	165,017
FHLB stock	2,215	3,145	5,017	6,179

Total securities and FHLB stock (1)	$194,932	$193,993	$187,424	$171,196
___________
(1)      Does not include mortgage-backed securities.

At December 31, 2015, the Company did not have any investment securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total book value in excess of 10% of its shareholders' equity. SBA bonds are backed by the full faith and credit of the U.S. government and carry a zero percent risk base when calculating risk based assets for regulatory capital purposes.

FHLB securities, Federal Farm Credit Bank securities, Fannie Mae bonds and Freddie Mac bonds are all securities that are issued by government sponsored enterprises ("GSEs").  GSE securities are not backed by the full faith and credit of the United States government.

The following table sets forth the maturities or repricing of investment securities, not including mortgage-backed securities, and FHLB stock at December 31, 2015, and the weighted average yields of such securities and FHLB stock (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).  Tax equivalent yields on tax exempt municipal bonds are calculated using a 34% tax rate.  Callable securities are shown at their likely call dates based on current interest rates.  The table was prepared using amortized cost.  Small Business Administration securities are based on maturity dates without the effect of scheduled payments or anticipated prepayments.

	Maturing or Repricing								December 31, 2015
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Balance Outstanding
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
U.S. Government sponsored enterprises	$2,000	2.25%	$998	1.78%	$2,000	2.40%	$—	—%	$4,998	2.20%
Small Business Administration bonds	82,039	1.57	2,331	0.75	19,399	2.37	6,426	2.62	110,195	1.76
Tax exempt municipal bonds	—	—	1,831	3.44	65,304	2.99	6,365	4.00	73,500	3.09
FHLB stock (1)	2,215	4.63	—	—	—	—	—	—	2,215	4.63
Other equity securities	250	1.65	—	—	—	—	—	—	250	1.65
Total (2)	$86,504	1.67%	$5,160	1.90%	$86,703	2.83%	$12,791	3.31%	$191,158	2.31%
___________
(1)   FHLB stock has no stated maturity date.
(2)   Excludes mortgage-backed securities with a total amortized cost of $210.1 million and a yield of 2.35%.

For information regarding the market value of the Bank's securities portfolios, see Notes 2 and 3 of the Notes to Consolidated Financial Statements contained in the Annual Report.

Mortgage-backed Securities.  Security Federal has a portfolio of mortgage-backed securities in its portfolio. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity.  Under the Bank's risk-based capital requirement, mortgage-backed securities have a risk weight of 20% (or 0% in the case of Government National Mortgage Association ("Ginnie Mae") securities) compared to the 50% risk weight carried by residential loans.

The following table sets forth the composition of the mortgage-backed securities available for sale portfolio at fair value and the held to maturity portfolio at amortized cost at the dates indicated.

	At December 31,
	2015	2014	2013	2012
	(In Thousands)
Available for sale:
Freddie Mac	$29,973	$41,348	$40,721	$28,560
Fannie Mae	30,518	36,882	34,339	45,002
Ginnie Mae	118,539	160,623	173,537	141,170
Private Label	3,767	—	—	—
Total	$182,797	$238,853	$248,597	$214,732
Held to maturity:
Freddie Mac	$7,604	—	—	$4,060
Fannie Mae	1,761	—	—	—
Ginnie Mae	20,508	—	—	47,179
Total	$29,873	$—	$—	$51,239

At December 31, 2015, the Company did not have any mortgage-backed securities (exclusive of obligations of agencies of the U.S. Government) issued by any one entity with a total book value in excess of 10% of shareholders equity.

Freddie Mac and Fannie Mae mortgage-backed securities are GSE issued securities.  GSE securities are not backed by the full faith and credit of the United States government.  The private label CMO securities are issued by non-governmental real estate mortgage investment conduits, which are also not backed by the full faith and credit of the United States government.  Ginnie Mae mortgage-backed securities are backed by the full faith and credit of the United States government.

For information regarding the market values of Security Federal's mortgage-backed securities portfolio, see Notes 2 and 3 of the Notes to Consolidated Financial Statements contained in the Annual Report.

The following table sets forth the final maturities or initial repricings, whichever occurs first, and the weighted average yields of the mortgage-backed securities at December 31, 2015.  Not considered in the preparation of the table below is the effect of scheduled payments or anticipated prepayments.  The table is prepared using amortized cost.

	The Earliest of Maturing or Repricing								At December 31, 2015
	Less Than 1 Year		1 to 5 Years		5 to 10 Years		Over Ten Years		Balance Outstanding
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Fannie Mae	$14,158	1.46%	$1,598	3.15%	$5,444	2.96%	$10,496	3.23%	$31,696	2.39%
Freddie Mac	3,678	1.15	277	4.74	12,417	2.66	20,876	3.04	37,248	2.74
Ginnie Mae	54,705	1.30	4,916	1.82	2,820	4.31	74,875	2.90	137,316	2.25
Private Label	3,810	1.87	—	—	—	—	—	—	3,810	1.87
Total	$76,351	1.35%	$6,791	2.25%	$20,681	2.96%	$106,247	2.96%	$210,070	2.35%

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

At December 31, 2015, the Bank had $42.5 million in brokered deposits.   The Bank believes that, based on its experience over the past several years, its savings and transaction accounts are stable sources of deposits.

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs at the dates indicated.

	At December 31,
	2015		2014		2013		2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Interest Rate Range for 2015:
Savings accounts 0% - 0.10%	$31,192	4.8%	$28,623	4.3%	$24,485	3.7%	$22,411	3.3%
NOW and other transaction accounts 0% - 0.20%	155,766	23.9	143,422	21.7	136,697	20.8	126,741	18.7
Money market funds 0.10% - 0.17%	229,017	35.1	234,819	35.6	240,631	36.5	234,383	34.7
Total non-certificates	$415,975	63.8%	$406,864	61.6%	$401,813	61.0%	$383,535	56.7%

Certificates:
0.00-1.99%	$227,235	34.8%	$227,473	34.5%	$226,750	34.4%	$255,423	37.8%
2.00-2.99%	8,887	1.4	25,605	3.9	28,849	4.4	32,975	4.9
3.00-3.99%	—	—	173	—	1,285	0.2	2,381	0.3
4.00-4.99%	—	—	—	—	—	—	1,523	0.2
5.00-5.99%	—	—	—	—	—	—	502	0.1
Total certificates	236,122	36.2%	253,251	38.4%	256,884	39.0%	292,804	43.3%
Total deposits	$652,097	100.0%	$660,115	100.0%	$658,697	100.0%	$676,339	100.0%

The Bank relies upon locally obtained Jumbo CDs to maintain its deposit levels.  At December 31, 2015, Jumbo CDs constituted $132.0 million or 20.2% of the Bank's total deposits.  At December 31, 2015, the Bank held $24.5 million in public funds which consisted of $11.4 million in certificates of deposit and $13.1 million in demand deposit accounts.

The following table sets forth the deposit flows at the Bank during the periods indicated.

	Year Ended December 31,			Nine Months Ended December 31,
	2015	2014	2013	2012
	(In Thousands)
Opening balance	$660,115	$658,697	$676,339	$696,201
Net deposits	(8,018)	1,418	(17,642)	(19,862)
Ending balance	652,097	660,115	658,697	676,339
Net increase (decrease)	$(8,018)	$1,418	$(17,642)	$(19,862)
Percent increase (decrease)	(1.21)%	0.22%	(2.61)%	(2.85)%

The following table shows rate and maturity information for the Bank's certificates of deposit as of December 31, 2015.

	0- 1.99%	2.00- 2.99%	Total
Certificate accounts maturing in quarter ending:	(In Thousands)
March 31, 2016	$45,052	$4,242	$49,294
June 30, 2016	33,927	2,738	36,665
September 30, 2016	29,131	1,577	30,708
December 31, 2016	24,719	—	24,719
March 31, 2017	21,166	—	21,166
June 30, 2017	15,983	—	15,983
September 30, 2017	8,857	—	8,857
December 31, 2017	10,017	—	10,017
March 31, 2018	7,283	—	7,283
June 30, 2018	7,084	—	7,084
September 30, 2018	3,085	—	3,085
December 31, 2018	5,688	—	5,688
Thereafter	15,243	330	15,573
Total	$227,235	$8,887	$236,122

The following table indicates the amount of the Bank's deposits of $100,000 or more by time remaining until maturity at December 31, 2015.

	Certificates of Deposit	Savings, NOW and Money Market Accounts
	(In Thousands)
Maturity Period
Three months or less	$24,356	$234,464
Over three through six months	19,795	—
Over six through twelve months	29,449	—
Over twelve months	58,412	—
Total	$132,012	$234,464

Borrowings

As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta.  Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities.  The FHLB of Atlanta may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions.  At December 31, 2015, the Bank had $34.6 million in outstanding advances from the FHLB of Atlanta.   See Note 10 of  the Notes to Consolidated Financial Statements contained in the Annual Report for information regarding the maturities and rate structure of the Bank's FHLB advances.  Federal law contains certain collateral requirements for FHLB advances.  See "Regulation - Regulation of the Bank - Federal Home Loan Bank System."

At December 31, 2015, the Company had $5.2 million in junior subordinated debentures.  The debentures accrue and pay distributions quarterly at a floating rate of three-month LIBOR plus 170 points which was equal to 2.21% at December 31, 2015.  The debentures were callable by the Company in September 2011, and quarterly thereafter, with a final maturity date of December 15, 2036.  See Note 11 of the Notes to Consolidated Financial Statements contained in the Annual Report for more information.

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

	Years Ended December 31,			Nine Months Ended December 31,
	2015	2014	2013	2012
	(In Thousands)
Maximum Balance:
FHLB advances	$47,300	$90,300	$103,156	$113,168
Other borrowings	10,340	10,781	9,873	10,226
Junior subordinated debentures	5,155	5,155	5,155	5,155
Senior convertible debentures	6,084	6,084	6,084	6,084

Average Balance:
FHLB advances	$37,484	$70,739	$92,718	$110,380
Other borrowings	8,560	9,450	9,270	9,669
Junior subordinated debentures	5,155	5,155	5,155	5,155
Senior convertible debentures	6,084	6,084	6,084	6,084

At December 31, 2015, the Bank had $6.4 million in retail repurchase agreements with an average rate of 0.15%.  These repurchase agreements are included in "Other Borrowings" in the Consolidated Financial Statements included in the Annual Report and in the table above.

The following table sets forth information as to the Bank's borrowings and the weighted average interest rates thereon at the dates indicated.

	At December 31,
	2015	2014	2013	2012
	(Dollars in Thousands)
Balance:
FHLB advances	$34,640	$52,900	$87,740	$105,257
Other borrowings	6,412	8,523	8,003	9,317
Junior subordinated debentures	5,155	5,155	5,155	5,155
Senior convertible debentures	6,084	6,084	6,084	6,084

Weighted Average Interest Rate at Fiscal Year End:
FHLB advances	3.87%	3.87%	3.23%	3.72%
Other borrowings	0.15	0.15	0.15	0.20
Junior subordinated debentures	2.21	1.94	1.94	2.01
Senior convertible debentures	8.00	8.00	8.00	8.00

During Fiscal Year:
FHLB advances	3.52%	3.71%	3.79%	3.97%
Other borrowings	0.15	0.18	0.20	0.25
Junior subordinated debentures	2.02	1.96	2.00	2.17
Senior convertible debentures	8.00	8.00	8.00	8.00

Competition

The Bank serves the counties of Aiken, Richland, and Lexington, South Carolina, and Columbia County, Georgia through its 14 full service branch offices located in Aiken, Ballentine, Clearwater, Columbia, Graniteville, Langley, Lexington, North Augusta, Wagener, and West Columbia, South Carolina, and a branch office in Columbia County, Evans, Georgia. The newest branch in Ballentine, South Carolina opened in December 2015.

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

Personnel

At December 31, 2015, the Company employed 190 full-time and 24 part-time employees.  The Bank employees are not represented by any collective bargaining agreement.  Management of the Bank considers its relations with its employees to be good.

Executive Officers.

The following table sets forth information regarding the executive officers of the Company and the Bank.

	Age at December 31,	Position
Name	2015	Company	Bank
J. Chris Verenes	59	Chief Executive Officer	Chief Executive Officer and Chairman of the Board
Roy G. Lindburg	55	President	—
Richard T. Harmon	60	—	President
Jessica T. Cummins	35	Chief Financial Officer	Chief Financial Officer

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

Roy G. Lindburg was appointed President of the Company effective June 2014. Prior to that, he served as the Chief Financial Officer of the Company and the Bank since January 1995.  He was named Executive Vice President and appointed to the Company's and the Bank's respective Boards of Directors in 2005.

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

Jessica T. Cummins was appointed Chief Financial Officer of the Company and the Bank effective June 2014. Prior to that, she served as the Treasurer of the Company since joining the Company and the Bank in 2007. Prior to 2007, Ms. Cummins was employed by Elliott Davis LLC in their Financial Services practice, specializing in financial institutions with an emphasis on publicly traded companies. Ms. Cummins is a Certified Public Accountant.

REGULATION

The following is a brief description of certain laws and regulations which are applicable to the Company and the Bank. Descriptions of laws and regulations here and elsewhere in this Form 10-K do not purport to be complete and are qualified in their entirety by reference to the actual laws and regulations. Legislation is introduced from time to time in the United States Congress or in the South Carolina State Legislature that may affect the operations of the Company and the Bank. In addition, the regulations governing the Company and the Bank may be amended from time to time by the State Board, the FDIC, the Federal Reserve or the SEC, as appropriate. Any such legislation or regulatory changes in the future could have an adverse effect on our operations and financial condition. We cannot predict whether any such changes may occur.

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

The laws and regulations affecting depository institutions and their holding companies have changed significantly particularly in connection with the enactment of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”). Among other changes, the Dodd-Frank Act established the Consumer Protection Financial Bureau (“CFPB”) as an independent bureau of the Federal Reserve. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. The Bank is subject to consumer protection regulations issued by the CFPB, but as a smaller financial institution, we are generally subject to supervision and enforcement by the FDIC and the State Board with respect to our compliance with consumer financial protection laws and CFPB regulations

Many aspects of the Dodd-Frank Act are subject to rulemaking by the federal banking agencies, which has not been completed and in some instances will not take effect for some time, making it difficult to anticipate the overall financial impact of the Dodd-Frank Act on the Bank, the Company and the financial services industry more generally.

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

Federal Deposit Insurance Corporation. The Deposit Insurance Fund ("DIF") of the FDIC insures deposit accounts in the Bank up to $250,000 per separately insured depositor and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition. Our deposit insurance premiums for the year ended December 31, 2015 were $611,000.

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

The FDIC conducts examinations of and requires reporting by state non-member banks, such as the Bank. The FDIC also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the DIF.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019. This payment is established quarterly and is an annual rate of 0.58 basis points of assessable assets for December 31, 2015. The Financing Corporation was chartered in 1987 solely for the purpose of functioning as a vehicle for the recapitalization of the deposit insurance system. For 2015, the Bank incurred approximately $43,000 in assessments.

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

Prompt Corrective Action. Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution's category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors. The well-capitalized category is described below in "Capital Requirements".

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

At December 31, 2015, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC. For additional information, see "Capital Requirements" below and Note 14 of the Notes to Consolidated Financial Statements included in the Annual Report.

Capital Requirements. Federally insured financial institutions, such as the Bank, are required to maintain a minimum level of regulatory capital.

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank became subject to new capital adequacy requirements adopted by the FDIC, which create a new required ratio for common equity Tier 1 ("CET1") capital, increases the leverage and Tier 1 capital ratios, changes the risk-weightings of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purpose of meeting these various capital requirements. These regulations implement the regulatory capital reforms required by the Dodd Frank Act and the “Basel III” requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. The Bank is required to maintain additional levels of Tier 1 common equity over the minimum risk-based capital levels before it may pay dividends, repurchase shares or pay discretionary bonuses.

Under the new capital regulations, the minimum requirements are a ratio of CET1 capital to total risk-weighted assets (the "CET1 risk-based ratio") of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0%, and a leverage ratio of 4.0%. In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

In addition to the capital requirements, there are a number of changes in what constitutes regulatory capital, subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. Mortgage servicing rights and deferred tax assets over designated percentages of CET1 will be deducted from capital, subject to a four-year transition period. CET1 will consist of Tier 1 capital less all capital components that are not considered common equity. In addition, Tier 1 capital will include accumulated other comprehensive income (loss), which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a four-year transition period. Because of the Bank's asset size, it was not considered an advanced approaches banking organization and elected in the first quarter of calendar year 2015 to take the one-time option of deciding to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in its capital calculations. The new requirements also include changes in the risk-weighting of assets to better reflect credit risk and other risk exposure. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days or more past due or otherwise on non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital.

Under the new standards, in order to be considered well-capitalized, the Bank must have a CET1 risk-based capital ratio of 6.5% (new), a Tier 1 risk-based capital ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged) and a Tier 1 leverage capital ratio of 5.0% (unchanged).
At December 31, 2015, the Bank met the requirements to be "well capitalized" and met the fully phased-in capital conservation buffer requirement. Management monitors the capital levels of the Bank to provide for current and future business opportunities and to meet regulatory guidelines for “well capitalized” institutions.

The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of particular risks or circumstances. Management of the Bank believes that, under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future.

For a complete description of the Bank's required and actual capital levels on December 31, 2015, see Note 14 of the Notes to Consolidated Financial Statements included in the Annual Report.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of 11 regional FHLBs that administer the home financing credit function of financial institutions. The FHLBs are subject to the oversight of the Federal Housing Finance Agency and each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System and makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. At December 31, 2015, the Bank had $34.6 million of outstanding advances from the FHLB of Atlanta under an available credit facility of $240.2 million, which is limited to available collateral. See "Business - Sources of Funds - Borrowings."

As a member, the Bank is required to purchase and maintain stock in the FHLB of Atlanta. At December 31, 2015, the Bank had $2.2 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. These dividend yields have averaged 4.91% for the year ended December 31, 2015; 4.16% for the year ended December 31, 2014; and 2.61% for the year ended December 31, 2013.

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

Community Reinvestment Act. The Bank is also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency to assess a bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, an assessment is required of any bank which has applied to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. The Bank received an "outstanding" rating during its most recent examination.

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

Federal Reserve System. The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2015, the Bank's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities. The information security program must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer, and ensure the proper disposal of customer and consumer information. Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to customer information in customer information systems. If the FDIC determines that an institution fails to meet any of these guidelines, it may require an institution to submit to the FDIC an acceptable plan to achieve compliance.

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

Regulation of the Company

General. The Company, as the sole shareholder of the Bank, is a registered bank holding company with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended ("BHCA"), and the regulations promulgated thereunder. As a bank holding company, the Company is required to file with the Federal Reserve quarterly and periodic reports and such additional information as the Federal Reserve may require and is subject to regular examinations by the Federal Reserve. The Federal Reserve may examine the Company, and any of its subsidiaries, and charge the Company for the cost of the examination. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

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

Capital Requirements. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the BHCA and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations.   As of December 31, 2015, the Company’s total risk-based capital was 24.4% of risk-weighted assets and its Tier 1 (core) capital was 21.7% of risk-weighted assets. If Security Federal Corporation was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at December 31, 2015, it would have exceeded all regulatory capital requirements. Effective January 1, 2015, the amended regulatory risk-based capital rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act were implemented. For a discussion of the new capital rules, see the section above entitled “- Regulation of the Bank - Capital Requirements” and Note 14 of the Notes to Consolidated Financial Statements included in the Annual Report.

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

Sarbanes-Oxley Act of 2002.  As a public company that files periodic reports with the SEC under the Exchange Act, the Company is subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), which addresses, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. Our policies and procedures have been updated to comply with the requirements of the Sarbanes-Oxley Act.

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

Audits.  The Company, the Bank and its consolidated subsidiaries have been audited or their books closed without audit by the IRS with respect to consolidated federal income tax returns through March 31, 2011.  See Note 13 of the Notes to Consolidated Financial Statements contained in the Annual Report for additional information regarding income taxes.

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

Item 1A. Risk Factors.

An investment in our common stock involves various risks which are particular to Security Federal Corporation, our industry, and our market area. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included in this report and out filings with the SEC. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, capital levels, liquidity, results of operations and prospects. The market price of our common stock could decline significantly due to any of these identified or other risks, and you could lose some or all of your investment.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may increase our loan charge-offs and/or may otherwise require an increase in the allowance for loan losses. Our allowance for loan losses was 2.46% of total loans outstanding and 72.6% of non-performing loans at December 31, 2015. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Moreover, if charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to replenish the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material negative effect on our financial condition, results of operations and capital. In addition, proposed regulatory changes relating to the allowance for loan losses, including, but not limited to, the Financial Accounting Standards Board’s (“FASB'”) proposed Current Expected Credit Losses Model, could significantly impact the calculation and timing of amounts required to be included in the allowance for loan losses to cover expected losses over the entire life of a loan.

If our non-performing assets increase, our earnings will be adversely affected.

At December 31, 2015, our non-performing assets (which consist of non-accruing loans and other real estate owned ("OREO")) were $11.4 million, or 1.4% of total assets. Our non-performing assets adversely affect our net income in various ways:

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

At December 31, 2015, commercial real estate loans were $200.1 million or 58.5% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans. Repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. In addition, some of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment, which may increase the risk of default or non-payment. This risk was exacerbated in the recent recession and could remain an elevated risk in the current slow recovery economic environment. These loans also generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectibility of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

Included within commercial real estate loans are acquisition and development ("A&D") loans. At December 31, 2015, A&D loans were $8.6 million or 2.5% of our total loan portfolio. Also included in commercial real estate loans was $17.3 million or 5.1% of our total loan portfolio in loans for the construction of single family dwellings to builders. This type of lending contains the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences. Loans on land under development or held for future construction also poses additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand conditions. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to independently repay principal and interest. While our origination of A&D loans have decreased significantly in recent years, we continue to have significant levels of construction loan balances. Most of our construction loans are for the construction of single family residences. Reflecting the current slowdown in the residential market, the secondary market for land and construction loans is not readily liquid, so we have less opportunity to mitigate our credit risk by selling part or all of our interest in these loans. If we foreclose on a construction loan, our holding period for the collateral typically may be longer than we have historically experienced because there are fewer potential purchasers of the collateral. The decline in the number of potential purchasers has contributed to the decline in the value of these loans. Accordingly, charge-offs on construction and land loans may be larger than those incurred by other segments of our loan portfolio.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At December 31, 2015, we had $12.5 million or 3.7% of our total loans in commercial business loans. Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency, have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Regulatory scrutiny of commercial real estate is generally at a ratio of 300% or more. At December 31, 2015, total commercial real estate loans represented 216% of risk based capital plus the excess allowance for loan losses; however, if the Bank paid back its $22 million CDCI preferred stock, the total commercial real estate to total risk based capital plus excess allowance would increase to approximately 283%. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

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

Our earnings and cash flows are largely dependent upon our net interest income.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve.  Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities and (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.  As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of deposits bearing no or a relatively low rate of interest. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.  In addition, a substantial amount of our loans have adjustable interest rates.  As a result, these loans may experience a higher rate of default in a rising interest rate environment.  Further, a significant portion of our adjustable rate loans have interest rate floors below which the loan's contractual interest rate may not adjust.  Approximately $125.1 million or 36.6% of our loan portfolio was comprised of adjustable or floating-rate loans at December 31, 2015, and approximately $86.3 million, or 69.0%, of those loans contained interest rate floors, below which the loans' contractual interest rate may not adjust.   At December 31, 2015, the weighted average floor interest rate of these loans was 4.69%.  At that date, approximately $70.9 million, or 82.2%, of these loans were at their floor interest rate.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates.  Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.

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

Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Although we consider our sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable, or are not available on reasonable terms, our financial condition, results of operations, growth and future prospects could be materially adversely affected. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. Additionally, collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which on the one hand tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality's fiscal policies and cash flow needs. At December 31, 2015, $11.4 million of our deposits were public funds.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

At December 31, 2015, Security Federal owned the buildings and land for 10 of its branch offices and the operations center, leased the land and owned the improvements thereon for one of its offices, and leased the remaining five offices, including its main office.  The property related to the offices owned by Security Federal had a depreciated cost (including land) of approximately $13.0 million at December 31, 2015.  At December 31, 2015, the aggregate net book value of leasehold improvements (excluding furniture and equipment) associated with leased premises was $1.8 million.  In addition to the properties related to current Company offices, Security Federal owned five other properties at December 31, 2015.  The five properties consist of (i) three lots owned for future branch sites located in Aiken County, South Carolina; Columbia County, Georgia; and Richland County, South Carolina, which had a combined book value of $2.6 million at December 31, 2015, (ii)  another lot in Aiken County, South Carolina that will possibly be used for a new Operations Center, which had a book value of $236,000 at December 31, 2015, and (iii) a property consisting of land and a building that is located adjacent to our 1705 Whiskey Road office, is currently leased and had a book value of $267,000 at December 31, 2015.  The Company also rents the building located at 234 Richland Avenue, which is adjacent to our main office, and then subleases it to another business. See Note 5 of the Notes to Consolidated Financial Statements contained in the Annual Report.

The following table sets forth the net book value of the offices owned (including land) and leasehold improvements on properties leased by Security Federal at December 31, 2015.

Location	Owned or Leased	Lease Expiration Date	Date Facility Opened/ Acquired	Gross Square Footage	Net Book Value
Main Office:

238 Richland Avenue, N.W. Aiken, South Carolina	Leased	2016	2006	3,840	$690,000

Full Service Branch Offices:

100 Laurens Street, N.W. Aiken, South Carolina	Leased	2016	1959	3,840	690,000

1705 Whiskey Road S. Aiken, South Carolina	Owned	N/A	1980	10,000	813,000

313 East Martintown Road North Augusta, South Carolina	Owned	N/A	1973	4,356	727,000

1665 Richland Avenue, W. Aiken, South Carolina	Owned	N/A	1984	1,942	137,000

Montgomery & Canal Streets Masonic Shopping Center Graniteville, South Carolina	Leased	2,017	1993 (1)	3,576	32,000

2812 Augusta Road Langley, South Carolina	Owned	N/A	1993 (1)	2,509	37,000

4568 Jefferson Davis Highway Clearwater, South Carolina	Owned	N/A	2008	2,287	1,350,000

118 Main Street North Wagener, South Carolina	Owned	N/A	1993 (1)	3,600	99,000

1185 Sunset Boulevard West Columbia, South Carolina	Leased	2015	2000	10,000	—

2587 Whiskey Road Aiken, South Carolina	Owned	N/A	2006	4,000	1,220,000

5446 Sunset Boulevard Lexington, South Carolina	Owned (2)	N/A	2003	9,200	887,000

1900 Assembly Street Columbia, South Carolina	Leased (3)	N/A	2007	6,000	434,000

7004 Evans Town Center Evans, Georgia	Owned	N/A	2007	18,000	3,671,000

1790 Dutch Fork Road Ballentine, South Carolina	Owned	N/A	2015	3,453	2,977,000

Operations Center:

871 East Pine Log Road Aiken, South Carolina	Owned	N/A	1988	14,460	1,055,000

____________

(1)	Represents acquisition date.

(2)	Security Federal has a lease on the land for this office which expires in 2018, but has options through 2063.

(3)	Security Federal has a lease on the land for this office which expires in 2027, but has options through 2047.

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

Stock Repurchases.  The Company had no stock repurchases of its outstanding common stock during the year ended December 31, 2015.

The Company is subject to restrictions on its ability to repurchase its common stock pursuant to the terms of the securities purchase agreement between the Company and the U.S. Treasury.  Accordingly, no shares were repurchased during the year ended December 31, 2015.

Equity Compensation Plan Information.  The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph.  The following graph compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return on the NASDAQ Composite Index and a peer group of the SNL All Thrift Index.  Total return assumes the reinvestment of all dividends and that the value of Common Stock and each index was $100 on December 31, 2010.

	Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Security Federal Corporation	$100.00	$68.98	$72.44	$107.87	$164.18	$202.81
NASDAQ Composite	$100.00	$99.21	$116.82	$163.75	$188.03	$201.40
SNL Bank Index	$100.00	$84.12	$102.32	$131.30	$141.22	$158.80

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm*
Consolidated Balance Sheets at December 31, 2015 and December 31, 2014*
Consolidated Statements of Income For the Years Ended December 31, 2015, 2014 and 2013*
Consolidated Statements of Comprehensive Income (Loss) For the Years Ended December 31, 2015, 2014 and 2013*
Consolidated Statements of Changes in Shareholders' Equity For the Years Ended December 31, 2015, 2014 and 2013*
Consolidated Statements of Cash Flows For the Years Ended December 31, 2015, 2014 and 2013*
Notes to Consolidated Financial Statements*

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

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2015 is effective.

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

(c)      Changes in Internal Controls: There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following table sets forth certain information with respect to securities to be issued under the Company's equity compensation plans as of December 31, 2015.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
1999 Stock Option Plan	20,500	$23.76	—
2002 Stock Option Plan	1,000	23.91	—
2006 Stock Option Plan	8,000	22.96	—
2008 Equity Incentive Plan	—	—	50,000
Equity compensation plans not approved by security holders	—	—	—
Total	29,500	$23.55	50,000

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

SECURITY FEDERAL CORPORATION

Date: March 21, 2016	/s/ J. Chris Verenes
J. Chris Verenes
Chief Executive Officer and Director
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ J. Chris Verenes	March 21, 2016
J. Chris Verenes
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/Jessica T. Cummins	March 21, 2016
Jessica T. Cummins
Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/Roy G. Lindburg	March 21, 2016
Roy G. Lindburg
President and Director

By:	/s/Richard T. Harmon	March 21, 2016
Richard T. Harmon
Director and President of Security Federal Bank

By:	/s/Timothy W. Simmons	March 21, 2016
Timothy W. Simmons
Chairman of the Board and Director

By:	/s/Frank M. Thomas, Jr.	March 21, 2016
Frank M. Thomas, Jr.
Director

By:	/s/Gasper L. Toole III	March 21, 2016
Gasper L. Toole III
Director

By:	/s/Robert E. Alexander	March 21, 2016
Robert E. Alexander
Director

By:	/s/Thomas L. Moore	March 21, 2016
Thomas L. Moore
Director

By:	/s/William Clyburn	March 21, 2016
William Clyburn
Director

By:	/s/Harry O. Weeks, Jr.	March 21, 2016
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

101
The following materials from Security Federal Corporation's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Changes in Shareholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements