Form 10-Q
period 2016-03-31
SECURITY FEDERAL CORP
filed 2016-05-12
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 – Q
(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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

Large accelerated filed [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	May 12, 2016	2,945,474

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
ASSETS:	Unaudited	Audited
Cash and Cash Equivalents	$8,392,324	$8,381,951
Certificates of Deposit with Other Banks	3,445,005	3,445,005
Investment and Mortgage-Backed Securities:
Available For Sale	388,651,412	375,513,870
Held To Maturity (Fair Value of $29,986,883 and $29,681,280 at March 31, 2016 and December 31, 2015, Respectively)	29,946,584	29,873,098
Total Investment and Mortgage-Backed Securities:	418,597,996	405,386,968
Loans Receivable, Net:
Held For Sale	1,171,189	2,462,559
Held For Investment: (Net of Allowance of $8,273,304 and $8,275,133 at March 31, 2016 and December 31, 2015, Respectively)	330,709,360	328,110,170
Total Loans Receivable, Net	331,880,549	330,572,729
Accrued Interest Receivable:
Loans	961,515	886,968
Mortgage-Backed Securities	648,121	614,925
Investment Securities	1,431,631	1,523,200
Total Accrued Interest Receivable	3,041,267	3,025,093
Premises and Equipment, Net	20,293,834	20,116,918
Federal Home Loan Bank ("FHLB") Stock, at Cost	2,055,500	2,214,800
Other Real Estate Owned ("OREO")	2,582,056	4,361,411
Bank Owned Life Insurance	16,705,045	16,573,045
Goodwill	1,199,754	1,199,754
Other Assets	2,831,465	4,449,956
Total Assets	$811,024,795	$799,727,630
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposit Accounts	$661,231,739	$652,096,545
Advances From FHLB	30,890,000	34,640,000
Other Borrowings	8,707,151	6,411,977
Junior Subordinated Debentures	5,155,000	5,155,000
Advance Payments By Borrowers For Taxes and Insurance	421,233	256,730
Senior Convertible Debentures	6,084,000	6,084,000
Other Liabilities	5,239,643	4,115,956
Total Liabilities	717,728,766	708,760,208
Shareholders' Equity:
Serial Preferred Stock, $.01 Par Value; Authorized 200,000 Shares; Issued and Outstanding Shares, 22,000	22,000,000	22,000,000
Common Stock, $.01 Par Value; Authorized 5,000,000 Shares; Issued and Outstanding Shares, 3,146,407 and 2,945,474, Respectively	31,464	31,464
Additional Paid-In Capital	12,030,824	12,028,832
Treasury Stock, at Cost (200,933 Shares)	(4,330,712)	(4,330,712)
Unvested Restricted Stock	(25,358)	(25,358)
Accumulated Other Comprehensive Income	5,217,871	4,262,361
Retained Earnings	58,371,940	57,000,835
Total Shareholders' Equity	93,296,029	90,967,422
Total Liabilities and Shareholders' Equity	$811,024,795	$799,727,630

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2016	2015
Interest Income:
Loans	$4,642,108	$4,537,195
Mortgage-Backed Securities	1,254,401	1,424,353
Investment Securities	1,084,399	985,106
Other	4,510	2,550
Total Interest Income	6,985,418	6,949,204
Interest Expense:
NOW and Money Market Accounts	103,115	118,429
Statement Savings Accounts	7,890	7,120
Certificate Accounts	408,732	479,159
FHLB Advances and Other Borrowed Money	248,659	421,755
Senior Convertible Debentures	121,680	121,680
Junior Subordinated Debentures	29,103	25,078
Total Interest Expense	919,179	1,173,221
Net Interest Income	6,066,239	5,775,983
Provision For Loan Losses	—	100,000
Net Interest Income After Provision For Loan Losses	6,066,239	5,675,983
Non-Interest Income:
Gain on Sale of Investment Securities	258,068	1,486,939
Gain on Sale of Loans	208,966	154,019
Service Fees on Deposit Accounts	240,345	257,516
Commissions From Insurance Agency	169,847	130,112
Trust Income	162,000	148,800
Bank Owned Life Insurance Income	132,000	87,000
Check Card Fee Income	238,142	231,301
Grant Income	265,496	—
Other	152,876	155,320
Total Non-Interest Income	1,827,740	2,651,007
Non-Interest Expense:
Compensation and Employee Benefits	3,330,798	2,987,031
Occupancy	496,718	490,658
Advertising	129,977	96,161
Depreciation and Maintenance of Equipment	476,374	417,245
Federal Deposit Insurance Corporation ("FDIC") Insurance Premiums	133,047	160,221
Net Cost of Operation of OREO	(675,926)	196,624
Prepayment Penalties on FHLB Advances	247,506	787,851
Other	1,397,450	1,118,804
Total Non-Interest Expense	5,535,944	6,254,595
Income Before Income Taxes	2,358,035	2,072,395
Provision For Income Taxes	641,292	567,768
Net Income	1,716,743	1,504,627
Preferred Stock Dividends	110,000	110,000
Net Income Available To Common Shareholders	$1,606,743	$1,394,627
Net Income Per Common Share (Basic)	$0.55	$0.47
Net Income Per Common Share (Diluted)	$0.52	$0.45
Cash Dividend Per Share On Common Stock	$0.08	$0.08
Weighted Average Shares Outstanding (Basic)	2,944,001	2,944,001
Weighted Average Shares Outstanding (Diluted)	3,248,443	3,248,230

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2016	2015
Net Income	$1,716,743	$1,504,627
Other Comprehensive Income
Unrealized Gains on Securities:
Unrealized Holding Gains on Securities Available For Sale, Net of Taxes of $707,595 and $735,658 at March 31, 2016 and 2015, Respectively	1,155,744	1,201,187
Reclassification Adjustment for Gains Included in Net Income, Net of Taxes of $98,066 and $565,037 at March 31, 2016 and 2015, Respectively	(160,002)	(921,902)
Amortization of Unrealized Gains on Available For Sale Securities Transfer to Held To Maturity, Net of Taxes of $(24,616) at March 31, 2016	(40,232)	—
Other Comprehensive Income	955,510	279,285
Comprehensive Income	$2,672,253	$1,783,912

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
For the Three Months Ended March 31, 2016 and 2015

	Preferred Stock	Common Stock	Unvested Restricted Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2015	$22,000,000	$31,464	(25,358)	$12,028,832	$(4,330,712)	$4,262,361	$57,000,835	$90,967,422
Net Income	—	—		—	—	—	1,716,743	1,716,743
Other Comprehensive Income, Net of Tax	—	—		—	—	955,510	—	955,510
Stock Option Compensation Expense	—	—		1,992	—	—	—	1,992
Cash Dividends on Preferred Stock	—	—		—	—	—	(110,000)	(110,000)
Cash Dividends on Common Stock	—	—		—	—	—	(235,638)	(235,638)
Balance at March 31, 2016	$22,000,000	$31,464	$(25,358)	$12,030,824	$(4,330,712)	$5,217,871	$58,371,940	$93,296,029

	Preferred Stock	Common Stock	Unvested Restricted Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2014	$22,000,000	$31,449	$—	$11,990,813	$(4,330,712)	$5,476,375	$52,267,460	$87,435,385
Net Income	—	—	—	—	—	—	1,504,627	1,504,627
Other Comprehensive Income, Net of Tax	—	—	—	—	—	279,285	—	279,285
Common Stock Issuance	—	15	(25,358)	25,343				—
Stock Option Compensation Expense	—	—	—	3,169	—	—	—	3,169
Cash Dividends on Preferred Stock	—	—	—	—	—	—	(110,000)	(110,000)
Cash Dividends on Common Stock	—	—	—	—	—	—	(235,638)	(235,638)
Balance at March 31, 2015	$22,000,000	$31,464	$(25,358)	$12,019,325	$(4,330,712)	$5,755,660	$53,426,449	$88,876,828

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,716,743	$1,504,627
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	343,740	309,913
Stock Option Compensation Expense	1,992	3,169
Discount Accretion and Premium Amortization	1,330,301	1,252,401
Provisions for Losses on Loans	—	100,000
Income From Bank Owned Life Insurance	(132,000)	(87,000)
Gain on Sales of Loans	(208,966)	(154,019)
Gain on Sales of Mortgage-Backed Securities	—	(358,141)
Gain on Sales of Investment Securities	(258,068)	(1,128,798)
Gain on Sale of OREO	(755,496)	(57,040)
Write Down on OREO	40,000	124,400
Amortization of Deferred Fees on Loans	29,269	4,737
Proceeds From Sale of Loans Held For Sale	7,852,627	5,860,686
Origination of Loans Held For Sale	(6,352,291)	(5,720,512)
(Increase) Decrease in Accrued Interest Receivable:
Loans	(74,547)	(58,089)
Mortgage-Backed Securities	(33,196)	6,640
Investment Securities	91,569	77,870
Increase in Advance Payments By Borrowers	164,503	147,815
Other, Net	2,092,417	796,189
Net Cash Provided By Operating Activities	5,848,597	2,624,848

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Mortgage-Backed Securities Available For Sale	(17,654,734)	(15,625,415)
Principal Repayments on Mortgage-Backed Securities Available For Sale	5,860,554	7,421,481
Proceeds From Sale of Mortgage-Backed Securities Available For Sale	—	7,266,721
Purchase of Mortgage-Backed Securities Held To Maturity	(1,507,125)	—
Principal Repayments on Mortgage-Backed Securities Held To Maturity	1,303,075	—
Purchase of Investment Securities Available For Sale	(10,273,607)	(41,533,216)
Principal Repayments on Investment Securities Available For Sale	4,406,607	—
Maturities of Investment Securities Available For Sale	2,001,279	9,257,293
Proceeds From Sale of Investment Securities Available For Sale	3,185,961	29,095,492
Purchase of FHLB Stock	(1,355,400)	(868,800)
Redemption of FHLB Stock	1,514,700	1,817,300
(Increase) Decrease in Loans Receivable	(2,628,459)	4,137,337
Proceeds From Sale of OREO	2,494,851	263,340
Purchase and Improvement of Premises and Equipment	(520,656)	(684,789)
Net Cash Provided By (Used In) Investing Activities	(13,172,954)	546,744

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited), Continued

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Deposit Accounts	$9,135,194	$12,326,393
Proceeds from FHLB Advances	78,030,000	86,670,000
Repayment of FHLB Advances	(81,780,000)	(105,370,000)
Proceeds from Other Borrowings, Net	2,295,174	1,816,809
Dividends To Preferred Stock Shareholders	(110,000)	(110,000)
Dividends To Common Stock Shareholders	(235,638)	(235,638)
Net Cash Provided By (Used In) Financing Activities	7,334,730	(4,902,436)
Net Increase (Decrease) in Cash and Cash Equivalents	10,373	(1,730,844)
Cash and Cash Equivalents at Beginning of Period	8,381,951	10,192,702
Cash and Cash Equivalents at End of Period	$8,392,324	$8,461,858
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period For:
Interest	$830,171	$1,201,870
Income Taxes	$19,242	$10,388
Supplemental Schedule of Non Cash Transactions:
Transfers From Loans Receivable to OREO	$—	$3,587,840

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and accounting principles generally accepted in the United States of America ("U.S. GAAP"); therefore, they do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows.  Such statements are unaudited but, in the opinion of management, reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of results for the selected interim periods.  Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the audited consolidated financial statements appearing in Security Federal Corporation’s (the “Company”) 2015 Annual Report to Shareholders which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 10-K”) when reviewing interim financial statements.

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

3. Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the audited consolidated financial statements at December 31, 2015 included in our 2015 Annual Report to Shareholders.  Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, and, as such, have a greater possibility of producing results that could be materially different than originally reported.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Due to the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

While management uses the best information available to make evaluations, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making these evaluations.  The allowance for loan losses is subject to periodic evaluations by our bank regulatory agencies, including the Board of Governors of the Federal Reserve System (“Federal Reserve”), the FDIC and the South Carolina Board of Financial Institutions, that may require adjustments to be made to the allowance based upon the information that is available at the time of their examination.

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

The following table provides a reconciliation of net income to net income available to common shareholders for the periods presented:

	For the Three Months Ended March 31,
	2016	2015
Earnings Available To Common Shareholders:
Net Income	$1,716,743	$1,504,627
Preferred Stock Dividends	110,000	110,000
Net Income Available To Common Shareholders	$1,606,743	$1,394,627

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

4. Earnings Per Common Share, Continued

The following table is a summary of the Company's basic and diluted earnings per share for the periods indicated.

	For the Three Months Ended March 31,
	2016			2015
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$1,606,743	2,944,001	$0.55	$1,394,627	2,944,001	$0.47
Effect of Dilutive Securities:
Senior Convertible Debentures	75,442	304,200	(0.02)	75,442	304,200	(0.02)
Unvested Restricted Stock	—	242	(0.01)	—	29	—
Diluted EPS	$1,682,185	3,248,443	$0.52	$1,470,069	3,248,230	$0.45

5. Stock-Based Compensation

Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. The following is a summary of the activity under the Company’s stock option plans for the periods presented:

	Three Months Ended March 31,
	2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, Beginning of Period	29,500	$23.55	47,500	$22.41
Options Granted	—	—	—	—
Options Exercised	—	—	—	—
Options Forfeited	(3,500)	23.91	(18,000)	20.55
Balance, End Of Period	26,000	$23.50	29,500	$23.55

Options Exercisable	20,600	$23.51	18,900	$23.58

Options Available For Grant	50,000		50,000

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

5. Stock-Based Compensation, Continued

At March 31, 2016, the Company had the following options outstanding:

Grant Date	Outstanding Options	Option Price	Expiration Date
08/24/06	3,500	$23.03	08/24/16

05/24/07	2,000	$24.34	05/24/17

07/09/07	1,000	$24.61	07/09/17

10/01/07	2,000	$24.28	10/01/17

01/01/08	13,000	$23.49	01/01/18

05/19/08	2,500	$22.91	05/19/18

07/01/08	2,000	$22.91	07/01/18

None of the options outstanding at March 31, 2016 or 2015 had an exercise price below the average market price during the three month periods ended March 31, 2016 or 2015. Therefore, these options were not deemed to be dilutive to EPS in those periods.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale at the dates indicated are as follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$2,000,000	$—	$4,890	$1,995,110
Federal Home Loan Mortgage Corporation ("FHLMC") & Federal National Mortgage Association ("FNMA") Bonds	1,997,016	18,605	—	2,015,621
Small Business Administration (“SBA”) Bonds	109,797,838	1,692,290	174,456	111,315,672
Tax Exempt Municipal Bonds	74,181,255	3,009,287	209,164	76,981,378
Taxable Municipal Bonds	1,016,098	3,952	—	1,020,050
Mortgage-Backed Securities	191,429,724	4,020,969	432,754	195,017,939
Equity Securities	250,438	55,204	—	305,642
	$380,672,369	$8,800,307	$821,264	$388,651,412

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$2,000,000	$—	$67,912	$1,932,088
Federal Farm Credit Bank ("FFCB") Securities	2,000,000	—	12,064	1,987,936
FNMA Bonds	997,564	6,767	—	1,004,331
SBA Bonds	110,195,113	1,415,464	193,795	111,416,782
Tax Exempt Municipal Bonds	73,499,636	2,770,115	204,132	76,065,619
Mortgage-Backed Securities	180,197,347	3,281,116	681,251	182,797,212
Equity Securities	250,438	59,464	—	309,902
	$369,140,098	$7,532,926	$1,159,154	$375,513,870

The FHLB, FFCB, FHLMC and FNMA are government sponsored enterprises ("GSEs") and the securities and bonds issued by GSEs are not backed by the full faith and credit of the United States government.  SBA bonds are backed by the full faith and credit of the United States government. Included in the tables above and below in mortgage-backed securities are Government National Mortgage Association ("GNMA") mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At March 31, 2016 the Bank held an amortized cost and fair value of $113.5 million and $115.6 million, respectively, in GNMA mortgage-backed securities, which are included in mortgage-backed securities in the table above, compared to an amortized cost and fair value of $116.8 million and $118.5 million, respectively, at December 31, 2015.

Also included in mortgage-backed securities in the tables above and below are private label collateralized mortgage obligation ("CMO") securities. These securities are issued by non-governmental real estate mortgage investment conduits, which are not backed by the full faith and credit of the United States government.  At March 31, 2016 the Bank held an amortized cost and fair value of $14.7 million and $14.5 million, respectively, in private label CMO mortgage-backed securities, which are included in mortgage-backed securities in the table above, compared to an amortized cost and fair value of $3.8 million at December 31, 2015.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

The amortized cost and fair value of investment and mortgage-backed securities available for sale at March 31, 2016 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since mortgage-backed securities are not due at a single maturity date, they are disclosed separately, rather than allocated over the the maturity groupings below.

Investment Securities	Amortized Cost	Fair Value
Less Than One Year	$447,262	$453,157
One – Five Years	16,871,672	17,216,800
Over Five – Ten Years	54,832,074	55,875,165
More Than Ten Years	117,091,637	120,088,351
Mortgage-Backed Securities	191,429,724	195,017,939
	$380,672,369	$388,651,412

At March 31, 2016 the amortized cost and fair value of investment and mortgage-backed securities available for sale pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $79.2 million and $76.8 million, respectively, compared to an amortized cost and fair value of $81.0 million and $83.2 million, respectively at December 31, 2015.

The Bank received $3.2 million and $36.4 million, respectively, in gross proceeds from sales of available for sale securities during the three months ended March 31, 2016 and 2015. As a result, the Bank recognized gross gains of $258,000 and $1.5 million, respectively, and gross losses of $0 and $47,000, respectively, for the three months ended March 31, 2016 and 2015.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that the individual available for sale securities have been in a continuous unrealized loss position at the dates indicated.

	March 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$—	$—	$1,995,110	$4,890	$1,995,110	$4,890
FFCB Securities	—	—	—	—	—	—
SBA Bonds	16,475,245	89,541	9,238,724	84,915	25,713,969	174,456
Tax Exempt Municipal Bonds	11,246,437	126,569	3,997,850	82,595	15,244,287	209,164
Mortgage-Backed Securities	38,690,737	334,990	8,060,303	97,764	46,751,040	432,754
	$66,412,419	$551,100	$23,291,987	$270,164	$89,704,406	$821,264

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$—	$—	$1,932,088	$67,912	$1,932,088	$67,912
FFCB Securities	1,987,936	12,064	—	—	1,987,936	12,064
SBA Bonds	25,090,453	119,533	7,982,777	74,262	33,073,230	193,795
Tax Exempt Municipal Bonds	13,668,473	175,020	709,800	29,112	14,378,273	204,132
Mortgage-Backed Securities	63,273,417	648,862	1,706,086	32,389	64,979,503	681,251
	$104,020,279	$955,479	$12,330,751	$203,675	$116,351,030	$1,159,154

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

Securities classified as available for sale are recorded at fair market value.  At March 31, 2016, 32.9% of the unrealized losses, or 17 individual securities, were in a continuous loss position for 12 months or more. At December 31, 2015, 17.6% of the unrealized losses, or nine individual securities, were in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).

Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value.

If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or a portion may be recognized in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment. There was no OTTI recognized during the three months ended March 31, 2016.

7. Investment and Mortgage-Backed Securities, Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of held to maturity securities at the dates indicated are as follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-Backed Securities (1)	$29,946,584	$125,776	$85,477	$29,986,883
Total Held To Maturity	$29,946,584	$125,776	$85,477	$29,986,883
(1) COMPRISED OF GSEs OR GNMA MORTGAGE-BACKED SECURITIES

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-Backed Securities (1)	$29,873,098	$22,600	$214,418	$29,681,280
Total Held To Maturity	$29,873,098	$22,600	$214,418	$29,681,280
(1) COMPRISED OF GSEs OR GNMA MORTGAGE-BACKED SECURITIES

Other than the mortgage-backed securities included in the tables above, there were no other investment securities classified as held to maturity at March 31, 2016 and December 31, 2015.

At March 31, 2016, the Bank held GNMA mortgage-backed securities classified as held to maturity that had both an amortized cost and fair value of $19.3 million. The Company has not invested in any private label mortgage-backed securities classified as held to maturity.

At March 31, 2016, both the amortized cost and fair value of mortgage-backed securities held to maturity pledged as collateral for certain deposit accounts, FHLB advances and other borrowings was $24.7 million.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Held to Maturity, Continued

The following tables show gross unrealized losses, fair value and length of time that individual held to maturity securities were in a continuous unrealized loss position at March 31, 2016 and December 31, 2015.

	March 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-Backed Securities (1)	$11,964,145	$85,477	$—	$—	$11,964,145	$85,477
	$11,964,145	$85,477	$—	$—	$11,964,145	$85,477
(1) COMPRISED OF GSEs OR GNMA MORTGAGE-BACKED SECURITIES

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-Backed Securities (1)	$25,484,972	$214,418	$—	$—	$25,484,972	$214,418
	$25,484,972	$214,418	$—	$—	$25,484,972	$214,418
(1) COMPRISED OF GSEs OR GNMA MORTGAGE-BACKED SECURITIES

The Company’s held to maturity portfolio is recorded at amortized cost.  The Company has the ability and intent to hold these securities to maturity.

8.    Loans Receivable, Net

Loans receivable, net, consisted of the following at the dates shown below:

	March 31, 2016	December 31, 2015
Residential Real Estate Loans	$76,642,289	$76,373,071
Consumer Loans	50,524,091	50,380,289
Commercial Business Loans	12,764,075	12,514,133
Commercial Real Estate Loans	201,166,921	200,083,125
Total Loans Held For Investment	341,097,376	339,350,618
Loans Held For Sale	1,171,189	2,462,559
Total Loans Receivable, Gross	342,268,565	341,813,177
Less:
Allowance For Loan Losses	8,273,304	8,275,133
Loans In Process	2,015,710	2,902,849
Deferred Loan Fees	99,002	62,466
	10,388,016	11,240,448
Total Loans Receivable, Net	$331,880,549	$330,572,729

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

Changes in the allowance for loan losses for the three months ended March 31, 2016 and 2015 are summarized as follows:

	Three Months Ended March 31,
	2016	2015
Balance at Beginning of Period	$8,275,133	$8,357,496
Provision for Loan Losses	—	100,000
Charge Offs	(165,629)	(619,014)
Recoveries	163,800	80,435
Total Allowance for Loan Losses	$8,273,304	$7,918,917

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

	Credit Quality Measures
March 31, 2016	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$68,644,501	$726,630	$705,465	$6,565,693	$76,642,289
Consumer	46,694,470	2,340,199	80,733	1,408,689	50,524,091
Commercial Business	11,269,150	1,018,999	96,610	379,316	12,764,075
Commercial Real Estate	134,046,088	40,633,981	16,810,815	9,676,037	201,166,921
Total	$260,654,209	$44,719,809	$17,693,623	$18,029,735	$341,097,376

	Credit Quality Measures
December 31, 2015	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$67,605,311	$1,264,415	$607,336	$6,896,009	$76,373,071
Consumer	46,344,056	2,510,519	81,617	1,444,097	50,380,289
Commercial Business	10,519,123	1,465,136	102,046	427,828	12,514,133
Commercial Real Estate	129,242,390	43,863,659	17,304,431	9,672,645	200,083,125
Total	$253,710,880	$49,103,729	$18,095,430	$18,440,579	$339,350,618

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following table presents an age analysis of past due balances by loan category at March 31, 2016:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$421,074	$—	$3,074,983	$3,496,057	$73,146,232	$76,642,289
Consumer	810,449	—	534,872	1,345,321	49,178,770	50,524,091
Commercial Business	401,173	—	153,401	554,574	12,209,501	12,764,075
Commercial Real Estate	3,819,182	666,448	3,921,155	8,406,785	192,760,136	201,166,921
Total	$5,451,878	$666,448	$7,684,411	$13,802,737	$327,294,639	$341,097,376

The following table presents an age analysis of past due balances by loan category at December 31, 2015:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$1,144,381	$3,306,675	$4,451,056	$71,922,015	$76,373,071
Consumer	710,881	282,314	575,866	1,569,061	48,811,228	50,380,289
Commercial Business	101,201	—	178,076	279,277	12,234,856	12,514,133
Commercial Real Estate	3,309,287	929,819	2,973,135	7,212,241	192,870,884	200,083,125
Total	$4,121,369	$2,356,514	$7,033,752	$13,511,635	$325,838,983	$339,350,618

At March 31, 2016 and December 31, 2015, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The following table shows non-accrual loans by loan category at March 31, 2016 compared to December 31, 2015:

	At March 31, 2016		At December 31, 2015		$	%
	Amount	Percent (1)	Amount	Percent (1)	Increase (Decrease)	Increase (Decrease)
Non-accrual Loans:
Residential Real Estate	$3,074,983	0.91%	$3,306,675	0.98%	$(231,692)	(7.0)%
Commercial Business	153,401	0.05	178,076	0.05	(24,675)	(13.9)
Commercial Real Estate	3,921,155	1.16	2,973,135	0.88	948,020	31.9
Consumer	534,872	0.16	575,866	0.17	(40,994)	(7.1)
Total Non-accrual Loans	$7,684,411	2.28%	$7,033,752	2.08%	$650,659	9.3%

(1) PERCENT OF TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables show the activity in the allowance for loan losses by loan category for the periods indicated:

	For the Three Months Ended March 31, 2016
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,323,183	$1,063,153	$773,948	$5,114,849	$8,275,133
Provision	76,520	48,967	29,198	(154,685)	—
Charge-Offs	—	(94,429)	—	(71,200)	(165,629)
Recoveries	—	24,839	—	138,961	163,800
Ending Balance	$1,399,703	$1,042,530	$803,146	$5,027,925	$8,273,304

	For the Three Months Ended March 31, 2015
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,392,065	$886,716	$159,353	$5,919,362	$8,357,496
Provision	7,370	330,931	345,077	(583,378)	100,000
Charge-Offs	(45,000)	(120,618)	(10,947)	(442,449)	(619,014)
Recoveries	—	44,768	3,320	32,347	80,435
Ending Balance	$1,354,435	$1,141,797	$496,803	$4,925,882	$7,918,917

The following tables present information related to impaired loans evaluated individually and collectively for impairment in the allowance for loan losses:

	Allowance For Loan Losses
March 31, 2016	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,399,703	$1,399,703
Consumer	2,300	1,040,230	1,042,530
Commercial Business	—	803,146	803,146
Commercial Real Estate	154,300	4,873,625	5,027,925
Total	$156,600	$8,116,704	$8,273,304

	Allowance For Loan Losses
December 31, 2015	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,323,183	$1,323,183
Consumer	32,300	1,030,853	1,063,153
Commercial Business	—	773,948	773,948
Commercial Real Estate	49,300	5,065,549	5,114,849
Total	$81,600	$8,193,533	$8,275,133

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables present information related to impaired loans evaluated individually and collectively for impairment in loans receivable for the periods indicated:

	Loans Receivable
March 31, 2016	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$2,690,748	$73,951,541	$76,642,289
Consumer	353,775	50,170,316	50,524,091
Commercial Business	153,401	12,610,674	12,764,075
Commercial Real Estate	7,232,851	193,934,070	201,166,921
Total	$10,430,775	$330,666,601	$341,097,376

	Loans Receivable
December 31, 2015	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$2,922,105	$73,450,966	$76,373,071
Consumer	372,382	50,007,907	50,380,289
Commercial Business	162,201	12,351,932	12,514,133
Commercial Real Estate	9,190,640	190,892,485	200,083,125
Total	$12,647,328	$326,703,290	$339,350,618

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired management measures the impairment and records the loan at fair value. Fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sale, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and if it is over 24 months old will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. The average balance of impaired loans was $12.5 million for three months ended March 31, 2016 compared to $18.0 million for the three months ended March 31, 2015.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables are a summary of information related to impaired loans at March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015.

	At March 31, 2016			At December 31, 2015
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Related Allowance Recorded:
Residential Real Estate	$2,690,748	$2,787,248	$—	$2,922,105	$3,033,735	$—
Consumer	291,087	334,817	—	120,889	129,188	—
Commercial Business	153,401	353,401	—	162,201	362,201	—
Commercial Real Estate	6,460,078	8,515,619	—	8,620,301	10,969,642	—
With An Allowance Recorded:
Residential Real Estate	—	—	—	—	—	—
Consumer	62,689	62,689	2,300	251,493	256,923	32,300
Commercial Business	—	—	—	—	—	—
Commercial Real Estate	772,772	779,572	154,300	570,339	577,139	49,300
Total
Residential Real Estate	2,690,748	2,787,248	—	2,922,105	3,033,735	—
Consumer	353,776	397,506	2,300	372,382	386,111	32,300
Commercial Business	153,401	353,401	—	162,201	362,201	—
Commercial Real Estate	7,232,850	9,295,191	154,300	9,190,640	11,546,781	49,300
Total	$10,430,775	$12,833,346	$156,600	$12,647,328	$15,328,828	$81,600

	For the Three Months Ended March 31,
	2016		2015
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$2,813,696	$447	$2,924,360	$828
Consumer	299,998	—	152,271	272
Commercial Business	158,601	—	235,173	—
Commercial Real Estate	8,432,619	91,860	13,217,496	75,944
With An Allowance Recorded:
Residential Real Estate	—	—	—	—
Consumer	63,061	1,555	312,418	1,200
Commercial Business	—	—	—	—
Commercial Real Estate	775,514	1,424	1,140,637	17,128
Total
Residential Real Estate	2,813,696	447	2,924,360	828
Consumer	363,059	1,555	464,689	1,472
Commercial Business	158,601	—	235,173	—
Commercial Real Estate	9,208,133	93,284	14,358,133	93,072
Total	$12,543,489	$95,286	$17,982,355	$95,372

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

In the course of resolving delinquent loans, the Bank may choose to restructure the contractual terms of certain loans. A troubled debt restructuring ("TDR") is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to a borrower that it would not otherwise consider (Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 310-40).  The concessions granted on TDRs generally include terms to reduce the interest rate, extend the term of the debt obligation, or modify the payment structure on the debt obligation. The Bank grants such concessions to reassess the borrower’s financial status and develop a plan for repayment.  TDRs included in impaired loans at March 31, 2016 and December 31, 2015 were $5.3 million and $6.7 million, respectively.

Loans on nonaccrual status at the date of modification are initially classified as nonaccrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the loan is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. Nonaccrual TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower's financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months).

The following table is a summary of loans restructured as TDRs during the periods indicated:

	For the Three Months Ended March 31, 2016			For the Three Months Ended March 31, 2015
Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential Real Estate	—	$—	$—	—	$—	$—
Consumer Loans	—	—	—	—	—	—
Commercial Business	—	—	—	—	—	—
Commercial Real Estate	—	—	—	3	840,292	840,292
Total	—	$—	$—	3	$840,292	$840,292

During the three months ended March 31, 2016, the Bank did not modify any loans that were considered to be TDRs. During the three months ended March 31, 2015, the Bank modified three commercial real estate loans that were considered to be TDRs. The Bank lowered the interest rate on one loan to allow the customer to begin making monthly principal and interest payments and changed the monthly payment to interest only for an agreed upon period for the other two loans.

At March 31, 2016, six previously restructured loans were in default, including two which had been restructured in the last 12 months. At March 31, 2015, there were no loans in default that had been restructured within the last 12 months. The Bank considers any loan 30 days or more past due to be in default.

Our policy with respect to accrual of interest on loans restructured as a TDR follows relevant supervisory guidance.  That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms, continued accrual of interest at the restructured interest rate is probable.  If a borrower was materially delinquent on payments prior to the restructuring but shows capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual going forward.  Lastly, if the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9. Regulatory Matters

As a state-chartered, federally insured commercial bank, the Bank is subject to the capital requirements established by the FDIC. Under the FDIC’s capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank became subject to new capital adequacy requirements. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital.
The Bank is now subject to new capital requirements adopted by the FDIC, which create a new required ratio for common equity Tier 1 ("CET1") capital, increases the leverage and Tier 1 capital ratios, changes the risk-weightings of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purpose of meeting these various capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. The Bank is required to maintain additional levels of Tier 1 common equity over the minimum risk-based capital levels before it may pay dividends, repurchase shares or pay discretionary bonuses.
The new minimum requirements are a ratio of CET1 capital to total risk-weighted assets (the "CET1 risk-based ratio") of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0%, and a leverage ratio of 4.0%. In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.
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
Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations. If Security Federal Corporation was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at March 31, 2016, it would have exceeded all regulatory capital requirements.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9. Regulatory Matters, Continued

The Company and the Bank’s regulatory capital amounts and ratios were as follows at the dates indicated below:

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2016
SECURITY FEDERAL CORP.
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$86,503	21.9%	$23,719	6.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	96,856	24.5%	31,626	8.0%	N/A	N/A
Common Equity Tier 1 Capital (To Risk Weighted Assets)	64,877	16.4%	17,789	4.5%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	86,503	10.8%	31,952	4.0%	N/A	N/A

SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$88,043	22.3%	$23,702	6.0%	$31,602	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	93,022	23.6%	31,602	8.0%	39,503	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	88,043	22.3%	17,776	4.5%	25,677	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	88,043	11.0%	31,942	4.0%	39,927	5.0%

December 31, 2015
SECURITY FEDERAL CORP.
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$84,672	21.7%	$23,429	6.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	95,429	24.4%	31,239	8.0%	N/A	N/A
Common Equity Tier 1 Capital (To Risk Weighted Assets)	63,504	16.3%	17,572	4.5%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	84,672	10.6%	31,811	4.0%	N/A	N/A

SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$87,728	22.5%	$23,440	6.0%	$31,254	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	92,653	23.7%	31,254	8.0%	39,067	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	87,728	22.5%	17,580	4.5%	25,394	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	87,728	11.0%	31,801	4.0%	39,751	5.0%

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. At March 31, 2016, the Company’s investment portfolio was comprised of government and agency bonds, mortgage-backed securities issued by government agencies or GSEs, private label CMO mortgage-backed securities, municipal securities, and two equity investments. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As such, these securities are classified as Level 2.

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

The Company usually delivers a commitment to, and receives funding from, the investor within 30 days.  Commitments to sell these loans to the investor are considered derivative contracts and are sold to investors on a “best efforts" basis. The Company is not obligated to deliver a loan or pay a penalty if a loan is not delivered to the investor. As a result of the short-term nature of these derivative contracts, the fair value of the mortgage loans held for sale in most cases is the same as the value of the loan amount at its origination. These loans are classified as Level 2.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2016, most of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records impaired loans as nonrecurring Level 3. At March 31, 2016 and December 31, 2015, the recorded investment in impaired loans was $10.4 million and $12.6 million, respectively.

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

Assets measured at fair value on a recurring basis were as follows at March 31, 2016:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FHLB Securities	$—	$1,995,110	$—
FHLMC and FNMA Bonds	—	2,015,621	—
SBA Bonds	—	111,315,672	—
Tax Exempt Municipal Bonds	—	76,981,378	—
Taxable Municipal Bonds	—	1,020,050	—
Mortgage-Backed Securities	—	195,017,939	—
Equity Securities	—	305,642	—
Total	$—	$388,651,412	$—

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

Assets measured at fair value on a recurring basis were as follows at December 31, 2015:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FHLB Securities	$—	$1,932,088	$—
FFCB Securities	—	1,987,936	—
FNMA Bonds	—	1,004,331	—
SBA Bonds	—	111,416,782	—
Tax Exempt Municipal Bonds	—	76,065,619	—
Mortgage-Backed Securities	—	182,797,212	—
Equity Securities	—	309,902	—
Total	$—	$375,513,870	$—

There were no liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents assets measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets:	Level 1	Level 2	Level 3	Balance at March 31, 2016
Mortgage Loans Held For Sale	$—	$1,171,189	$—	$1,171,189
Collateral Dependent Impaired Loans (1)	—	—	10,274,175	10,274,175
Foreclosed Assets	—	—	2,582,056	2,582,056
Total	$—	$1,171,189	$12,856,231	$14,027,420

(1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $156,600

Assets:	Level 1	Level 2	Level 3	Balance at December 31, 2015
Mortgage Loans Held For Sale	$—	$2,462,559	$—	$2,462,559
Collateral Dependent Impaired Loans (1)	—	—	12,565,728	12,565,728
Foreclosed Assets	—	—	4,361,411	4,361,411
Total	$—	$2,462,559	$16,927,139	$19,389,698

(1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $81,600

There were no liabilities measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis at March 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

		Valuation	Significant
	Fair Value	Technique	Unobservable Inputs	Range

Collateral Dependent Impaired Loans	$10,274,175	Appraised Value	Discount Rates/ Discounts to Appraised Values	0% - 16%
Foreclosed Assets	2,582,056	Appraised Value/Comparable Sales	Discount Rates/ Discounts to Appraised Values	16% - 100%

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

The following tables are a summary of the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2016 and December 31, 2015 presented in accordance with the applicable accounting guidance.

	March 31, 2016
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$8,392	$8,392	$8,392	$—	$—
Certificates of Deposits with Other Banks	3,445	3,445	—	3,445	—
Investment and Mortgage-Backed Securities	418,598	418,638	—	418,638	—
Loans Receivable, Net	331,881	332,763	—	—	332,763
FHLB Stock	2,056	2,056	2,056	—	—

Financial Liabilities:
Deposits:
Checking, Savings and Money Market Accounts	$424,381	$424,381	$424,381	$—	$—
Certificate Accounts	236,851	236,836	—	236,836	—
Advances From FHLB	30,890	31,628	—	31,628	—
Other Borrowed Money	8,707	8,707	8,707	—	—
Senior Convertible Debentures	6,084	6,084	—	6,084	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

	December 31, 2015
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$8,382	$8,382	$8,382	$—	$—
Certificates of Deposits With Other Banks	3,445	3,445	—	3,445	—
Investment and Mortgage-Backed Securities	405,387	405,196	—	405,196	—
Loans Receivable, Net	330,573	327,460	—	—	327,460
FHLB Stock	2,215	2,215	2,215	—	—

Financial Liabilities:
Deposits:
Checking, Savings and Money Market Accounts	$415,975	$415,975	$415,975	$—	$—
Certificate Accounts	236,122	235,476	—	235,476	—
Advances From FHLB	34,640	35,676	—	35,676	—
Other Borrowed Money	6,412	6,412	6,412	—	—
Senior Convertible Debentures	6,084	6,084	—	6,084	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

At March 31, 2016, the Bank had $49.0 million of off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal is considered to be a reasonable estimate of fair value.

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

11. Accounting and Reporting Changes

The following is a summary of recent authoritative pronouncements that could affect accounting, reporting, and disclosure of financial information by the Company:

In January 2014, the FASB amended the Investments-Equity Method and Joint Ventures topic of the ASC to address accounting for investments in qualified affordable housing projects. If certain conditions are met, the amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects by amortizing the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizing the net investment performance in the income statement as a component of income tax expense (benefit). If those conditions are not met, the investment should be accounted for as an equity method investment or a cost method investment in accordance with existing accounting guidance. The amendments were effective for the Company for interim and annual reporting periods beginning after December 15, 2014 and were applied retrospectively for all periods presented. The amendments did not have a material effect on the Company's financial statements.

In May 2014 and August 2015, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In June 2014, the FASB issued guidance which makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments were effective for the Company on January 1, 2015. These amendments did not have a material effect on the Company's consolidated financial statements.

In June 2014, the FASB issued guidance which clarifies that performance targets associated with stock compensation should be treated as a performance condition and should not be reflected in the grant date fair value of the stock award. The amendments were effective for the Company on January 1, 2016. These amendments did not have a material effect on the Company's consolidated financial statements.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

11. Accounting and Reporting Changes, Continued

In February 2015, the FASB issued guidance which amends the consolidation requirements and significantly changes the consolidation analysis required under U.S. GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments were effective for the Company on January 1, 2016. These amendments did not have a material effect on the Company's consolidated financial statements.
In January 2016, the FASB amended the Financial Instruments topic of the ASC to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In February 2016, the FASB amended the Leases topic of the ASC to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

In March 2016, the FASB amended the Revenue from Contracts with Customers topic of the ASC to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments will be effective for the Company for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

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
Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995

Certain matters discussed in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risk and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors, including, but not limited to:

•
the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be affected by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our allowance for loan losses;

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

•
results of examinations of the Company by the Board of Governors of the Federal Reserve System ("Federal Reserve") and our bank subsidiary by the Federal Deposit Insurance Corporation ("FDIC") and the South Carolina State Board of Financial Institutions, or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings;

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

Some of these and other factors are discussed in the Company's 2015 Form 10-K under Item 1A, “Risk Factors.” Such developments could have an adverse impact on our financial position and our results of operations.

Any of the forward-looking statements that we make in this quarterly report on Form 10-Q and in other public reports and statements we make may turn out to be inaccurate as a result of our beliefs and assumptions we make in connection with the factors set forth above or because of other unidentified and unpredictable factors. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. These risks could cause our actual results for 2016 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect the Company’s financial condition, liquidity and operating and stock price performance.

Financial Condition at March 31, 2016 and December 31, 2015

Assets
Total assets increased $11.3 million or 1.4% to $811.0 million at March 31, 2016 from $799.7 million at December 31, 2015. The increase was primarily due to an increase in investments and net loans receivable, offset by decreases in OREO and other assets. The increases and decreases in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	March 31, 2016	December 31, 2015	Amount	Percent
Investment and Mortgage-Backed Securities – Available For Sale	$388,651,412	$375,513,870	$13,137,542	3.5%
Investment and Mortgage-Backed Securities – Held To Maturity	29,946,584	29,873,098	73,486	0.2
Loans Receivable, Net	331,880,549	330,572,729	1,307,820	0.4
OREO	2,582,056	4,361,411	(1,779,355)	(40.8)
FHLB Stock	2,055,500	2,214,800	(159,300)	(7.2)
Bank Owned Life Insurance	16,705,045	16,573,045	132,000	0.8
Other Assets	2,831,465	4,449,956	(1,618,491)	(36.4)

Investment and mortgage-backed securities available for sale increased $13.1 million or 3.5% to $388.7 million at March 31, 2016 from $375.5 million at December 31, 2015. Investment and mortgage-backed securities held to maturity increased $73,000 or 0.2% to $29.9 million at March 31, 2016. The Bank purchased 20 investment and mortgage backed securities classified as available for sale and one mortgage-backed security classified as held to maturity during the first quarter of 2016.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Loans receivable, net, increased $1.3 million or 0.4% to $331.9 million at March 31, 2016 from $330.6 million at December 31, 2015 as a result of increased loan originations in all four loan categories offset by a decrease in loans held for sale. Residential real estate loans increased $269,000 or 0.4% to $76.6 million at March 31, 2016 from $76.4 million at December 31, 2015. Consumer loans increased $144,000 or 0.3% to $50.5 million at March 31, 2016 from $50.4 million at December 31, 2015. Commercial real estate loans increased $1.1 million or 0.5% to $201.2 million at March 31, 2016 from $200.1 million at December 31, 2015. Commercial business loans increased $250,000 or 2.0% to $12.8 million at March 31, 2016 from $12.5 million at December 31, 2015. Loans held for sale were $1.2 million at March 31, 2016, a decrease of $1.3 million or 52.4% from $2.5 million at December 31, 2015.

OREO decreased $1.8 million or 40.8% to $2.6 million at March 31, 2016 from $4.4 million at December 31, 2015. The decrease was due to OREO sales of $1.7 million and writedowns of $40,000 during the quarter ended March 31, 2016. There were no additions to OREO during the quarter ended March 31, 2016. At March 31, 2016, the OREO balance consisted of the following real estate properties: five single-family residences and 29 lots within residential subdivisions located throughout our market areas in South Carolina and Georgia; six parcels of commercial land in South Carolina; two commercial buildings in South Carolina; and eight lots within a subdivision and adjacent 22.96 acres of land in Aiken, South Carolina.

FHLB stock decreased $159,000 or 7.2% to $2.1 million at March 31, 2016 compared to $2.2 million at December 31, 2015 as a result of stock redemptions by the FHLB of Atlanta. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which is 0.09% of total assets, plus a transaction component, which is 4.25% of outstanding advances (borrowings) from the FHLB of Atlanta. As the Bank's total advances have decreased, so has it’s required investment in FHLB stock.

Other assets decreased $1.6 million or 36.4% to $2.8 million at March 31, 2016 compared to $4.4 million at December 31, 2015 primarily as a result of a decrease in net deferred taxes, which was related to increased unrealized gains in the investment portfolio.

Liabilities

Deposit Accounts – The balances, weighted average rates and increases and decreases in deposit accounts were as follows:

	March 31, 2016		December 31, 2015		Balance Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Amount	Percent
Demand Accounts:
Checking	$155,621,563	0.02%	$155,765,968	0.03%	$(144,405)	(0.09)%
Money Market	235,351,208	0.16	229,016,993	0.16%	6,334,215	2.77
Statement Savings Accounts	33,408,467	0.10	31,191,828	0.10%	2,216,639	7.11
Total	$424,381,238	0.11%	$415,974,789	0.11%	$8,406,449	2.02%

Certificate Accounts:
0.00 – 0.99%	$172,674,864		$175,755,511		$(3,080,647)	(1.75)%
1.00 – 1.99%	59,882,440		51,479,431		8,403,009	16.32
2.00 – 2.99%	4,293,197		8,886,814		(4,593,617)	(51.69)
Total	236,850,501	0.72%	236,121,756	0.69%	728,745	0.31%
Total Deposits	$661,231,739	0.33%	$652,096,545	0.32%	$9,135,194	1.40%

Included in the certificate accounts above were $45.9 million and $42.5 million in brokered deposits at March 31, 2016 and December 31, 2015, respectively, with a weighted average interest rate of 1.03% and 0.94%, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Advances From FHLB – FHLB advances are summarized by contractual year of maturity and weighted average interest rate in the table below:

	March 31, 2016		December 31, 2015		Increase (Decrease)
Fiscal Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2016	$5,000,000	4.03%	$16,740,000	1.51%	$(11,740,000)	(70.13)%
2017	15,890,000	2.54	12,900,000	4.38	2,990,000	23.18
2018	5,000,000	3.39	5,000,000	3.39	—	—
Thereafter	5,000,000	1.11	—	—	5,000,000	100.00
Total Advances	$30,890,000	2.68%	$34,640,000	3.87%	$(3,750,000)	(10.83)%

Advances are secured by a blanket collateral agreement with the FHLB pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $72.0 million and $70.1 million, respectively, at March 31, 2016 and $77.8 million and $74.7 million, respectively, at December 31, 2015. Advances are subject to prepayment penalties. During the quarter ended March 31, 2016, the Bank prepaid one FHLB advance with a balance of $5.0 million and incurred $248,000 in prepayment penalties.

The following table shows callable FHLB advances at March 31, 2016. These advances are also included in the above table.  All callable advances are callable at the option of the FHLB.  If an advance is called, the Bank has the option to pay off the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

As of March 31, 2016
Borrow Date	Maturity Date	Amount	Interest Rate	Type	Call Dates
11/29/06	11/29/16	5,000,000	4.025%	Multi-Call	5/29/08 and quarterly thereafter
05/24/07	05/24/17	7,900,000	4.375%	Multi-Call	5/27/08 and quarterly thereafter

Other Borrowings – The Bank had $8.7 million in other borrowings (non-FHLB advances) at March 31, 2016, an increase of $2.3 million or 35.8% from $6.4 million at December 31, 2015. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At both March 31, 2016 and December 31, 2015, the interest rate paid on the repurchase agreements was 0.15%. The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $13.6 million and $13.9 million, respectively, at March 31, 2016 and $14.3 million and $14.6 million, respectively, at December 31, 2015.

Junior Subordinated Debentures – On September 21, 2006, Security Federal Statutory Trust (the Trust), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures. The Capital Securities accrue and pay distributions at a floating rate of three month LIBOR plus 170 basis points annually which was equal to 2.33% at March 31, 2016. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Equity – Shareholders’ equity increased $2.3 million or 2.6% to $93.3 million at March 31, 2016 from $91.0 million at December 31, 2015. Accumulated other comprehensive income, net of tax, comprised entirely of unrealized gains on securities available for sale, net of tax, increased $956,000 or 22.4% to $5.2 million at March 31, 2016 from $4.3 million at December 31, 2015. The Company’s net income available for common shareholders was $1.6 million for the three months ended March 31, 2016, after payment of $110,000 in preferred stock dividends. The Board of Directors of the Company declared common stock dividends totaling $236,000 during the three months ended March 31, 2016. Book value per common share was $24.21 at March 31, 2016 compared to $23.41 at December 31, 2015.

Results of Operations for the Three Month Periods Ended March 31, 2016 and 2015

Net Income Available to Common Shareholders - Net income available to common shareholders increased $212,000 or 15.2% to $1.6 million or $0.52 per diluted common share for the three months ended March 31, 2016 compared to $1.4 million or $0.45 per diluted common share for the three months ended March 31, 2015. The increase in net income was primarily the result of an increase in net interest income combined with a decrease in non-interest expense and a decrease in non-interest income.

Net Interest Income - The net interest margin on a tax equivalent basis increased 27 basis points to 3.36% for the three months ended March 31, 2016 from 3.09% for the comparable period in 2015 as the average yield earned on interest-earning assets increased and the average cost of interest-bearing liabilities declined. Net interest income increased $290,000 or 5.0% to $6.1 million during the three months ended March 31, 2016, compared to $5.8 million during the same period in 2015. During the three months ended March 31, 2016, average interest earning assets decreased $19.1 million or 2.5% to $743.8 million compared to $763.0 million for the same period in 2015, while average interest-bearing liabilities decreased $20.7 million or 3.1% to $649.5 million compared to $670.3 million for the same period in 2015.

Interest Income - Total interest income increased $36,000 or 0.5% to $7.0 million for the three months ended March 31, 2016 from $6.9 million for the same period in 2015. Total tax equivalent interest income increased $87,000 or 1.2% to $7.2 million during the three months ended March 31, 2016 from $7.1 million for the same period in 2015. This increase was primarily the result of an increase in the tax equivalent interest income from investment securities, which increased $150,000 or 13.5% to $1.3 million for the three months ended March 31, 2016 from $1.1 million for the same period in 2015. The increase in tax equivalent interest income was a result of an increase of 25 basis points in the yield combined with a $5.5 million increase in the average balance of the investment securities portfolio. Total interest income on loans increased $105,000 or 2.3% to $4.6 million during the three months ended March 31, 2016 from $4.5 million during the comparable period in 2015. The increase was the result of an increase of 18 basis points in the loan yield to 5.56% for the quarter ended March 31, 2016 from 5.38% for the same period in 2015. Interest income from mortgage-backed securities decreased $170,000 or 11.9% to $1.3 million for the quarter ended March 31, 2016 from $1.4 million for the same period in 2015. The decrease is a result of a 10 basis point decrease in the portfolio yield combined with a $19.0 million or 8.1% decrease in the average balance of mortgage-backed securities.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,				Increase (Decrease) In Interest Income
	2016		2015
	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$333,870,832	5.56%	$337,268,397	5.38%	$104,913
Mortgage-Backed Securities	215,023,420	2.33	234,037,658	2.43	(169,952)
Investment Securities(2)	191,045,846	2.64	185,573,875	2.39	99,293
Overnight Time and Certificates of Deposit	3,898,237	0.46	6,082,263	0.17	1,960
Total Interest-Earning Assets	$743,838,335	3.85%	$762,962,193	3.71%	$36,214
(1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using an effective tax rate of 34%. The tax equivalent adjustment relates to the tax exempt municipal bonds and was $174,733 and $124,081 for the quarters ended March 31, 2016 and 2015, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense - Total interest expense decreased $254,000 or 21.7% to $919,000 during the three months ended March 31, 2016 compared to $1.2 million for the same period last year. The decrease in total interest expense was attributable to decreases in interest rates paid and a $20.7 million or 3.1% decrease in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $85,000 or 14.1% to $520,000 during the three months ended March 31, 2016 compared to $605,000 for the same period in 2015. The decrease was attributable to a five basis point decrease in the cost of deposit accounts combined with a $15.2 million or 2.5% decrease in average interest-bearing deposits to $592.2 million for the quarter ended March 31, 2016 when compared to $607.5 million for the quarter ended March 31, 2015. The largest decrease was in certificate accounts, which decreased $20.1 million or 7.9% to an average balance of $235.3 million during the three months ended March 31, 2016 compared to $255.4 million for the same period in 2015. The Bank has been competing less aggressively for time deposits in its local area and focusing instead on core deposits, or non time deposits.

Interest expense on FHLB advances and other borrowings decreased $173,000 or 41.0% to $249,000 during the three months ended March 31, 2016 from $422,000 for the same period in 2015. The average balance of FHLB advances and other borrowed money decreased $5.5 million or 10.6% to $46.0 million during the three months ended March 31, 2016 from $51.5 million for the same period last year. During the quarter ended March 31, 2016 the Bank prepaid one FHLB advance with a balance of $5.0 million and a 4.4% rate in order to reduce interest expense in future periods and improve net interest spread. The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,				Increase (Decrease) In Interest Expense
	2016		2015
	Average Balance	Yield(1)	Average Balance	Yield(1)
Now and Money Market Accounts	$325,249,730	0.13%	$323,136,179	0.15%	$(15,314)
Statement Savings Accounts	31,700,352	0.10	28,913,643	0.10	770
Certificate Accounts	235,297,624	0.69	255,441,004	0.75	(70,427)
FHLB Advances and Other Borrowings	46,043,648	2.16	51,521,204	3.27	(173,096)
Junior Subordinated Debentures	5,155,000	2.26	5,155,000	1.95	4,025
Senior Convertible Debentures	6,084,000	8.00	6,084,000	8.00	—
Total Interest-Bearing Liabilities	$649,530,354	0.57%	$670,251,030	0.70%	$(254,042)
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

Management’s monthly review of the adequacy of the allowance includes three main components. The first component is an analysis of loss potential in various homogeneous segments of the loan portfolio based on historical trends and the risk inherent in each loan category. Currently, management applies a four year historical loss ratio to each loan category to estimate the inherent loss in these pooled loans.

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

Annualized net charge-offs were $7,000 or 0% of gross loans during the quarter ended March 31, 2016 compared to $2.2 million or 0.64% of gross loans for the same three month period in 2015. There was no provision for loan losses for the quarter ended March 31, 2016 compared to a provision of $100,000 for the quarter ended March 31, 2015. The following table details selected activity associated with the allowance for loan losses for the quarters ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Beginning Balance	$8,275,133	$8,357,496
Provision	—	100,000
Charge-offs	(165,629)	(619,014)
Recoveries	163,800	80,435
Ending Balance	$8,273,304	$7,918,917

Allowance For Loan Losses as a % of Gross Loans Receivable, Held For Investment at the end of the period	2.4%	2.3%
Allowance For Loan Losses as a % of Impaired Loans at the end of the period	79.3%	50.4%
Impaired Loans	$10,430,775	$15,698,201
Gross Loans Receivable, Held For Investment (1)	$338,982,664	$338,098,500
Total Loans Receivable, Net	$331,880,549	$332,058,427
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

Non-Interest Income - Non-interest income decreased $823,000 or 31.1% to $1.8 million for the quarter ended March 31, 2016, compared to $2.7 million for the quarter ended March 31, 2015. The following table provides a detailed analysis of the changes in the components of non-interest income:

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amounts	Percent
Gain on Sale of Investment Securities	$258,068	$1,486,939	$(1,228,871)	(82.6)%
Gain on Sale of Loans	208,966	154,019	54,947	35.7
Service Fees on Deposit Accounts	240,345	257,516	(17,171)	(6.7)
Commissions from Insurance Agency	169,847	130,112	39,735	30.5
Bank Owned Life Insurance Income	132,000	87,000	45,000	51.7
Trust Income	162,000	148,800	13,200	8.9
Check Card Fee Income	238,142	231,301	6,841	3.0
Grant Income	265,496	—	265,496	100.0
Other	152,876	155,320	(2,444)	(1.6)
Total Non-Interest Income	$1,827,740	$2,651,007	$(823,267)	(31.1)%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Gain on sale of investment securities was $258,000 during the quarter ended March 31, 2016, a decrease of $1.2 million or 82.6% compared to $1.5 million for the same period last year. The decrease was due to a decrease in the number of investment securities sold. The Bank sold four securities during the first quarter of 2016 compared to 32 during the same period in 2015.

Gain on sale of loans increased $55,000 or 35.7% to $209,000 for the quarter ended March 31, 2016 from $154,000 during the same period in 2015.

Income from the cash value of bank owned life insurance (BOLI) increased $45,000 or 51.7% to $132,000 during the quarter ended March 31, 2016 from $87,000 for the same period in 2015. The Company did not receive any life insurance proceeds during the first quarter of 2016 or 2015. All BOLI income recognized during both quarters was related to accrued interest credited to the cash surrender value underlying the BOLI policies.

The Bank received $265,000 in grant income during the quarter ended March 31, 2016, compared to no grant income during the same period in 2015. The grant was awarded by the Bank Enterprise Award Program in recognition of the Bank’s investments in distressed communities and its continued commitment to community development. The amount of the award increases as the Bank’s investment in these distressed communities increases.

Non-Interest Expense - For the quarter ended March 31, 2016, non-interest expense decreased $719,000 or 11.5% to $5.5 million compared to $6.3 million for the same period in 2015. The decrease was primarily due to a $755,000 net gain on the sale of OREO, which was recorded as an offset to the cost of operating OREO during the quarter ended March 31, 2016. The following table provides a detailed analysis of the changes in the components of non-interest expense:

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amounts	Percent
Compensation and Employee Benefits	$3,330,798	$2,987,031	$343,767	11.5%
Occupancy	496,718	490,658	6,060	1.2
Advertising	129,977	96,161	33,816	35.2
Depreciation and Maintenance of Equipment	476,374	417,245	59,129	14.2
FDIC Insurance Premiums	133,047	160,221	(27,174)	(17.0)
Net Cost of Operating OREO	(675,926)	196,624	(872,550)	(443.8)
Prepayment Penalties on FHLB Advances	247,506	787,851	(540,345)	(68.6)
Other	1,397,450	1,118,804	278,646	24.9
Total Non-Interest Expense	$5,535,944	$6,254,595	$(718,651)	(11.5)%

Compensation and employee benefits expenses increased $344,000, or 11.5% to $3.3 million for the quarter ended March 31, 2016 compared to $3.0 million during the same period in 2015 due to general cost of living increases.

The Company incurred a prepayment penalty of $248,000 for paying down one FHLB advance during the three months ended March 31, 2016 compared to a prepayment penalty of $788,000 during the three months ended March 31, 2015. The Company elected to prepay these higher rate advances in order to reduce interest expense in future periods and improve net interest spread.

Other expenses increased $279,000, or 24.9% to $1.4 million for the quarter ended March 31, 2016 compared to $1.1 million for the same period in the prior year. Other expenses include legal, professional, and consulting expenses, supplies and other miscellaneous expenses.

Provision For Income Taxes – The provision for income taxes increased $74,000 or 13.0% to $641,000 for the three months ended March 31, 2016 from $568,000 for the same period one year ago. Income before taxes was $2.4 million and $2.1 million for the three months ended March 31, 2016 and 2015, respectively. The Company’s combined federal and state effective income tax rate for the current quarter was 27.2% compared to 27.4% for the same quarter one year ago.

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

During the three months ended March 31, 2016 loan disbursements exceeded loan repayments resulting in a $1.3 million or 0.4% increase in total net loans receivable. During the same three month period, deposits increased $9.1 million and FHLB advances decreased $3.8 million. The Bank had $209.0 million in additional borrowing capacity at the FHLB at the end of the period. At March 31, 2016, the Bank had $137.1 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed on maturity.

At March 31, 2016, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 22.3%, 11.0%, 22.3%, and 23.6%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively.

The Company also exceeded all regulatory capital requirements with CET1, Tier 1 leverage-based capital, Tier 1 risk- based capital and total risk-based capital ratios of 16.4%, 10.8%, 21.9%, and 24.5%, respectively, at March 31, 2016.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2016.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused Lines of Credit	$17	$101	$5,061	$5,179	$43,314	$48,493
Standby Letters of Credit	—	—	530	530	1,340	531
Total	$17	$101	$5,591	$5,709	$43,315	$49,024

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

The Company’s profitability is affected by fluctuations in the market interest rate. Management’s goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase or decrease in interest rates may adversely impact the Company’s earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using a test that measures the impact on net interest income and net portfolio value of an immediate change in interest rates in 100 basis point increments. Net portfolio value is defined as the net present value of assets, liabilities, and off-balance sheet contracts.

For the three months ended March 31, 2016, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 3.28%.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at March 31, 2016 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

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

Item 1A    Risk Factors
There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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
101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

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
SECURITY FEDERAL CORPORATION

Date:	May 12, 2016	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
Duly Authorized Representative

Date:	May 12, 2016	By:	/s/Jessica T. Cummins
Jessica T. Cummins
Chief Financial Officer
Duly Authorized Representative

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements