Form 10-Q
period 2016-06-30
SECURITY FEDERAL CORP
filed 2016-08-12
CIK 818677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10 – Q
(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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

Large accelerated filed [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell corporation (defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

CLASS:	OUTSTANDING SHARES AT:	SHARES:
Common Stock, par value $0.01 per share	August 12, 2016	2,945,474

SCHEDULES OMITTED

All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and related notes.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS:
Cash and Cash Equivalents	$8,883,215	$8,381,951
Certificates of Deposit with Other Banks	3,445,005	3,445,005
Investment and Mortgage-Backed Securities:
Available For Sale	387,953,612	375,513,870
Held To Maturity (Fair Value of $28,961,965 and $29,681,280 at June 30, 2016 and December 31, 2015, Respectively)	28,508,469	29,873,098
Total Investments and Mortgage-Backed Securities	416,462,081	405,386,968
Loans Receivable, Net:
Held For Sale	1,682,094	2,462,559
Held For Investment (Net of Allowance of $8,395,214 and $8,275,133 at June 30, 2016 and December 31, 2015, Respectively)	333,354,131	328,110,170
Total Loans Receivable, Net	335,036,225	330,572,729
Accrued Interest Receivable:
Loans	872,097	886,968
Mortgage-Backed Securities	648,502	614,925
Investment Securities	1,478,781	1,523,200
Total Accrued Interest Receivable	2,999,380	3,025,093
Premises and Equipment, Net	20,208,626	20,116,918
Federal Home Loan Bank ("FHLB") Stock, at Cost	2,048,300	2,214,800
Other Real Estate Owned ("OREO")	2,377,793	4,361,411
Bank Owned Life Insurance	16,837,045	16,573,045
Goodwill	1,199,754	1,199,754
Other Assets	1,200,351	4,449,956
Total Assets	$810,697,775	$799,727,630
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Deposit Accounts	$657,602,257	$652,096,545
Advances From FHLB	29,110,000	34,640,000
Other Borrowings	9,384,881	6,411,977
Advance Payments By Borrowers For Taxes and Insurance	576,367	256,730
Junior Subordinated Debentures	5,155,000	5,155,000
Senior Convertible Debentures	6,084,000	6,084,000
Other Liabilities	5,228,151	4,115,956
Total Liabilities	713,140,656	708,760,208
Shareholders' Equity:
Serial Preferred Stock, $.01 Par Value; Authorized 200,000 Shares; Issued and Outstanding Shares, 22,000	22,000,000	22,000,000
Common Stock, $.01 Par Value; Authorized 5,000,000 Shares; Issued and Outstanding Shares, 3,146,407 and 2,945,474, Respectively	31,464	31,464
Additional Paid-In Capital	12,032,816	12,028,832
Treasury Stock, at Cost (200,933 Shares)	(4,330,712)	(4,330,712)
Unvested Restricted Stock	(25,358)	(25,358)
Accumulated Other Comprehensive Income	8,256,333	4,262,361
Retained Earnings	59,592,576	57,000,835
Total Shareholders' Equity	97,557,119	90,967,422
Total Liabilities And Shareholders' Equity	$810,697,775	$799,727,630

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest Income:
Loans	$4,824,401	$4,622,109	$9,466,509	$9,159,304
Mortgage-Backed Securities	1,225,059	1,353,336	2,479,460	2,777,689
Investment Securities	1,118,693	1,088,753	2,203,092	2,073,859
Other	4,603	1,587	9,113	4,137
Total Interest Income	7,172,756	7,065,785	14,158,174	14,014,989
Interest Expense:
NOW and Money Market Accounts	104,321	103,851	207,436	222,280
Statement Savings Accounts	8,594	7,610	16,484	14,730
Certificate Accounts	423,267	470,104	831,999	949,263
FHLB Advances and Other Borrowed Money	179,768	339,233	428,427	760,988
Senior Convertible Debentures	121,680	121,680	243,360	243,360
Junior Subordinated Debentures	30,454	25,713	59,557	50,791
Total Interest Expense	868,084	1,068,191	1,787,263	2,241,412
Net Interest Income	6,304,672	5,997,594	12,370,911	11,773,577
Provision For Loan Losses	—	—	—	100,000
Net Interest Income After Provision For Loan Losses	6,304,672	5,997,594	12,370,911	11,673,577
Non-Interest Income:
Gain on Sale of Investment Securities	153,650	181,814	411,718	1,668,753
Gain on Sale of Loans	191,589	181,082	400,555	335,101
Service Fees on Deposit Accounts	265,036	274,651	505,381	532,167
Commissions From Insurance Agency	122,143	103,547	291,990	233,659
Trust Income	162,000	148,800	324,000	297,600
Bank Owned Life Insurance Income	132,000	87,000	264,000	174,000
Check Card Fee Income	257,110	248,119	495,252	479,420
Grant Income	—	—	265,496	—
Other	180,805	162,572	333,681	317,892
Total Non-Interest Income	1,464,333	1,387,585	3,292,073	4,038,592
Non-Interest Expense:
Compensation and Employee Benefits	3,177,520	2,986,924	6,508,318	5,973,955
Occupancy	470,532	455,053	967,250	945,711
Advertising	112,806	99,564	242,783	195,725
Depreciation and Maintenance of Equipment	499,041	445,585	975,415	862,830
Federal Deposit Insurance Corporation ("FDIC") Insurance Premiums	127,443	155,592	260,490	315,813
Net Cost (Benefit) of Operation of OREO	1,945	90,873	(673,981)	287,497
Prepayment Penalties on FHLB Advances	281,206	—	528,712	787,851
Other	1,022,630	1,101,446	2,420,080	2,220,250
Total Non-Interest Expense	5,693,123	5,335,037	11,229,067	11,589,632
Income Before Income Taxes	2,075,882	2,050,142	4,433,917	4,122,537
Provision For Income Taxes	509,608	527,054	1,150,900	1,094,822
Net Income	1,566,274	1,523,088	3,283,017	3,027,715
Preferred Stock Dividends	110,000	110,000	220,000	220,000
Net Income Available to Common Shareholders	$1,456,274	$1,413,088	$3,063,017	$2,807,715
Net Income Per Common Share (Basic)	$0.49	$0.48	$1.04	$0.95
Net Income Per Common Share (Diluted)	$0.47	$0.46	$0.99	$0.91
Cash Dividend Per Share on Common Stock	$0.08	$0.08	$0.16	$0.16
Weighted Average Shares Outstanding (Basic)	2,944,001	2,944,001	2,944,001	2,944,001
Weighted Average Shares Outstanding (Diluted)	3,248,444	3,248,249	3,248,445	3,248,240

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,
	2016	2015
Net Income	$1,566,274	$1,523,088
Other Comprehensive Income (Loss)
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gains (Losses) on Securities Available For Sale, Net of Taxes of $1,928,197 and $(1,494,172) at June 30, 2016 and 2015, Respectively	3,151,680	(2,441,980)
Reclassification Adjustment for Gains Included in Net Income, Net of Taxes of $58,387 and $69,089 at June 30, 2016 and 2015, Respectively	(95,263)	(112,725)
Amortization of Unrealized Gains on Available For Sale Securities Transferred to Held To Maturity, Net of Taxes of $(10,986) and $(6,341) at June 30, 2016 and 2015, Respectively	(17,955)	(10,363)
Other Comprehensive Income (Loss)	3,038,462	(2,565,068)
Comprehensive Income (Loss)	$4,604,736	$(1,041,980)

	Six Months Ended June 30,
	2016	2015
Net Income	$3,283,017	$3,027,715
Other Comprehensive Income (Loss)
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gains (Losses) on Securities Available For Sale, Net of Taxes of $2,635,791 and ($758,513) at June 30, 2016 and 2015, Respectively	4,307,424	(1,240,793)
Reclassification Adjustment for Gains Included in Net Income, Net of Taxes of $156,453 and $634,126 at June 30, 2016 and 2015, Respectively	(255,265)	(1,034,627)
Amortization of Unrealized Gains on Available For Sale Securities Transferred to Held To Maturity, Net of Taxes of $(35,602) and $(6,341) at June 30, 2016 and 2015, Respectively	(58,187)	(10,363)
Other Comprehensive Income (Loss)	3,993,972	(2,285,783)
Comprehensive Income	$7,276,989	$741,932

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
For the Six Months Ended June 30, 2016 and 2015

	Preferred Stock	Common Stock	Unvested Restricted Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2015	$22,000,000	$31,464	$(25,358)	$12,028,832	$(4,330,712)	$4,262,361	$57,000,835	$90,967,422
Net Income	—	—	—	—	—	—	3,283,017	3,283,017
Other Comprehensive Income, Net of Tax	—	—	—	—	—	3,993,972	—	3,993,972
Stock Option Compensation Expense	—	—	—	3,984	—	—	—	3,984
Cash Dividends on Preferred Stock	—	—	—	—	—	—	(220,000)	(220,000)
Cash Dividends on Common Stock	—	—	—	—	—	—	(471,276)	(471,276)
Balance at June 30, 2016	$22,000,000	$31,464	$(25,358)	$12,032,816	$(4,330,712)	$8,256,333	$59,592,576	$97,557,119

	Preferred Stock	Common Stock	Unvested Restricted Stock	Additional Paid – In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2014	$22,000,000	$31,449	$—	$11,990,813	$(4,330,712)	$5,476,375	$52,267,460	$87,435,385
Net Income	—	—	—	—	—	—	3,027,715	3,027,715
Other Comprehensive Loss, Net of Tax	—	—	—	—	—	(2,285,783)	—	(2,285,783)
Common Stock Issuance	—	15	(25,358)	25,343	—	—	—	—
Stock Option Compensation Expense	—	—	—	6,338	—	—	—	6,338
Cash Dividends on Preferred Stock	—	—	—	—	—	—	(220,000)	(220,000)
Cash Dividends on Common Stock	—	—	—	—	—	—	(471,275)	(471,275)
Balance at June 30, 2015	$22,000,000	$31,464	$(25,358)	$12,022,494	$(4,330,712)	$3,190,592	$54,603,900	$87,492,380

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,283,017	$3,027,715
Adjustments To Reconcile Net Income To Net Cash Provided By Operating Activities:
Depreciation Expense	698,002	609,013
Stock Option Compensation Expense	3,984	6,338
Discount Accretion and Premium Amortization	2,660,159	2,044,787
Provisions for Losses on Loans	—	100,000
Income From Bank Owned Life Insurance	(264,000)	(174,000)
Gain on Sales of Loans	(400,555)	(335,101)
Gain on Sales of Mortgage-Backed Securities	(46,040)	(503,051)
Gain on Sales of Investment Securities	(365,678)	(1,165,702)
Gain on Sale of OREO	(781,363)	(104,813)
Write Down on OREO	40,000	174,400
Amortization of Deferred Costs on Loans	57,977	24,866
Proceeds From Sale of Loans Held For Sale	14,835,314	11,772,855
Origination of Loans Held For Sale	(13,654,294)	(11,972,819)
Decrease (Increase) in Accrued Interest Receivable:
Loans	14,871	105,860
Mortgage-Backed Securities	(33,577)	18,722
Investment Securities	44,419	(115,003)
Increase in Advance Payments By Borrowers	319,637	298,720
Other, Net	1,824,276	997,909
Net Cash Provided By Operating Activities	8,236,149	4,810,696

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Mortgage-Backed Securities Available For Sale	(31,230,934)	(27,734,716)
Principal Repayments on Mortgage-Backed Securities Available For Sale	13,928,123	14,907,051
Proceeds From Sale of Mortgage-Backed Securities Available For Sale	2,423,078	23,333,612
Purchase of Mortgage-Backed Securities Held To Maturity	(1,507,125)	—
Principal Repayments on Mortgage-Backed Securities Held To Maturity	2,613,163	1,014,906
Purchase of Investment Securities Available For Sale	(18,938,907)	(60,620,546)
Principal Repayments on Investment Securities Available For Sale	8,729,548	—
Maturities of Investment Securities Available For Sale	5,032,629	15,329,891
Proceeds From Sale of Investment Securities Available For Sale	12,158,368	30,890,194
Purchase of FHLB Stock	(2,827,100)	(2,020,700)
Redemption of FHLB Stock	2,993,600	3,130,700
(Decrease) Increase in Loans Receivable	(5,444,078)	20,012,876
Proceeds From Sale of OREO	2,867,121	1,300,046
Purchase and Improvement of Premises and Equipment	(789,711)	(1,286,685)
Net Cash Provided (Used) By Investing Activities	(9,992,225)	18,256,629

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in Deposit Accounts	$5,505,712	$(910,323)
Proceeds from FHLB Advances	132,705,000	174,790,000
Repayment of FHLB Advances	(138,235,000)	(197,290,000)
Increase in Other Borrowings, Net	2,972,904	362,107
Dividends to Preferred Stock Shareholders	(220,000)	(220,000)
Dividends to Common Stock Shareholders	(471,276)	(471,275)
Net Cash Provided (Used) By Financing Activities	2,257,340	(23,739,491)
Net Increase (Decrease) in Cash and Cash Equivalents	501,264	(672,166)
Cash and Cash Equivalents at Beginning of Period	8,381,951	10,192,702
Cash and Cash Equivalents at End of Period	$8,883,215	$9,520,536
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Period For:
Interest	$1,857,994	$2,404,297
Income Taxes	$155,242	$672,388
Supplemental Schedule of Non Cash Transactions:
Transfers From Loans Receivable to OREO	$142,140	$3,723,940
Transfers from Mortgage-Backed Securities Available For Sale to Held To Maturity	$—	$32,811,452

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

3. Critical Accounting Policies, Continued

While management uses the best information available to make evaluations, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making these evaluations.  The allowance for loan losses is subject to periodic evaluations by our bank regulatory agencies, including the Board of Governors of the Federal Reserve System ("Federal Reserve"), the FDIC and the South Carolina Board of Financial Institutions, that may require adjustments to be made to the allowance based upon the information that is available at the time of their examination.

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

4. Earnings Per Common Share

Accounting guidance specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted EPS by application of the treasury stock method.

Net income available to common shareholders represents consolidated net income adjusted for preferred dividends declared, accretions of discounts and amortization of premiums on preferred stock issuances and cumulative dividends related to the current dividend period that have not been declared as of period end.

The following table provides a reconciliation of net income to net income available to common shareholders for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Earnings Available To Common Shareholders:
Net Income	$1,566,274	$1,523,088	$3,283,017	$3,027,715
Preferred Stock Dividends	110,000	110,000	220,000	220,000
Net Income Available To Common Shareholders	$1,456,274	$1,413,088	$3,063,017	$2,807,715

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4. Earnings Per Common Share, Continued

The following tables include a summary of the Company's basic and diluted EPS for the periods indicated.

	Three Months Ended June 30,
	2016			2015
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$1,456,274	2,944,001	$0.49	$1,413,088	2,944,001	$0.48
Effect of Dilutive Securities:
Senior Convertible Debentures	75,442	304,200	(0.02)	75,442	304,200	(0.02)
Unvested Restricted Stock	—	243	—	—	48	—
Diluted EPS	$1,531,716	3,248,444	$0.47	$1,488,530	3,248,249	$0.46

	Six Months Ended June 30,
	2016			2015
	Income	Shares	Per Share Amounts	Income	Shares	Per Share Amounts
Basic EPS	$3,063,017	2,944,001	$1.04	$2,807,715	2,944,001	$0.95
Effect of Dilutive Securities:
Senior Convertible Debentures	150,883	304,200	(0.04)	150,883	304,200	(0.04)
Unvested Restricted Stock	—	244	(0.01)	—	39	—
Diluted EPS	$3,213,900	3,248,445	$0.99	$2,958,598	3,248,240	$0.91

5. Stock-Based Compensation

Certain officers and directors of the Company participate in incentive and non-qualified stock option plans. Options are granted at exercise prices not less than the fair value of the Company’s common stock on the date of the grant. The following is a summary of the activity under the Company’s stock option plans for the periods presented:

	Three Months Ended June 30,
	2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance, Beginning of Period	26,000	$23.50	29,500	$23.55
Options Granted	—	—	—	—
Options Exercised	—	—	—	—
Options Forfeited	(1,000)	23.49	—	—
Balance, End of Period	25,000	$23.50	29,500	$23.55

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5. Stock-Based Compensation, Continued

	Six Months Ended June 30,
	2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance, Beginning of Period	29,500	$23.55	47,500	$22.41
Options Granted	—	—	—	—
Options Exercised	—	—	—	—
Options Forfeited	(4,500)	23.82	(18,000)	20.55
Balance, End of Period	25,000	$23.50	29,500	$23.55

Options Exercisable	20,700		19,800

Options Available For Grant	50,000		50,000

At June 30, 2016, the Company had the following options outstanding:

Grant Date	Outstanding Options	Option Price	Expiration Date
08/24/06	3,500	$23.03	08/24/16

05/24/07	2,000	$24.34	05/24/17

07/09/07	1,000	$24.61	07/09/17

10/01/07	2,000	$24.28	10/01/17

01/01/08	12,000	$23.49	01/01/18

05/19/08	2,500	$22.91	05/19/18

07/01/08	2,000	$22.91	07/01/18

None of the options outstanding at June 30, 2016 or 2015 had an exercise price below the average market price during the three or six month periods ended June 30, 2016 or 2015. Therefore, these options were not deemed to be dilutive to EPS in those periods.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of investment and mortgage-backed securities available for sale at the dates indicated were as follows:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal National Mortgage Association ("FNMA") Bonds	$997,940	$25,974	$—	$1,023,914
Small Business Administration (“SBA”) Bonds	99,488,051	1,525,658	128,028	100,885,681
Tax Exempt Municipal Bonds	79,348,443	6,609,439	—	85,957,882
Taxable Municipal Bonds	1,015,365	28,895	—	1,044,260
Mortgage-Backed Securities	193,948,106	5,103,368	319,945	198,731,529
Equity Securities	250,438	59,908	—	310,346
Total Available For Sale	$375,048,343	$13,353,242	$447,973	$387,953,612

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
FHLB Securities	$2,000,000	$—	$67,912	$1,932,088
Federal Farm Credit Bank ("FFCB") Securities	2,000,000	—	12,064	1,987,936
FNMA Bonds	997,564	6,767	—	1,004,331
SBA Bonds	110,195,113	1,415,464	193,795	111,416,782
Tax Exempt Municipal Bonds	73,499,636	2,770,115	204,132	76,065,619
Mortgage-Backed Securities	180,197,347	3,281,116	681,251	182,797,212
Equity Securities	250,438	59,464	—	309,902
Total Available For Sale	$369,140,098	$7,532,926	$1,159,154	$375,513,870

The FHLB, FFCB, FNMA and the Federal Home Loan Mortgage Corporation (“FHLMC”) are government sponsored enterprises ("GSEs") and the securities and bonds issued by GSEs are not backed by the full faith and credit of the United States government.  SBA bonds are backed by the full faith and credit of the United States government. Included in the tables above and below in mortgage-backed securities are Government National Mortgage Association ("GNMA") mortgage-backed securities, which are also backed by the full faith and credit of the United States government.  At June 30, 2016 the Bank held an amortized cost and fair value of $116.2 million and $119.2 million, respectively, in GNMA mortgage-backed securities included in mortgage-backed securities listed above compared to an amortized cost and fair value of $116.8 million and $118.5 million, respectively, at December 31, 2015.

Also included in mortgage-backed securities in the tables above and below are private label collateralized mortgage obligation ("CMO") securities. These securities are issued by non-governmental real estate mortgage investment conduits, which are not backed by the full faith and credit of the United States government.  At June 30, 2016 the Bank held an amortized cost and fair value of $16.6 million and $16.3 million, respectively, in private label CMO mortgage-backed securities, which are included in mortgage-backed securities in the table above, compared to an amortized cost and fair value of $3.8 million at December 31, 2015.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

The amortized cost and fair value of investment and mortgage-backed securities available for sale at June 30, 2016 are shown below by contractual maturity.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment penalties. Since mortgage-backed securities are not due at a single maturity date, they are disclosed separately, rather than allocated over the maturity groupings below.

Investment Securities	Amortized Cost	Fair Value
Less Than One Year	$395,682	$396,538
One – Five Years	14,763,466	15,081,296
Over Five – Ten Years	44,939,410	46,178,065
More Than Ten Years	121,001,679	127,566,184
Mortgage-Backed Securities	193,948,106	198,731,529
	$375,048,343	$387,953,612

At June 30, 2016 the amortized cost and fair value of investment and mortgage-backed securities available for sale pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $76.0 million and $78.7 million, respectively, compared to an amortized cost and fair value of $81.0 million and $83.2 million, respectively, at December 31, 2015.

The Bank received $11.4 million and $17.9 million in gross proceeds from sales of available for sale securities during the three months ended June 30, 2016 and 2015, respectively. As a result, the Bank recognized gross gains of $154,000 and $182,000, respectively, for the three months ended June 30, 2016 and 2015, with no gross losses recognized for the same periods.

During the six months ended June 30, 2016 and 2015, the Bank received $14.6 million and $54.2 million, respectively, in gross proceeds from sales of available for sale securities. As a result, the Bank recognized gross gains of $412,000 and $1.7 million, respectively, and gross losses of $0 and $47,000, respectively, for the six months ended June 30, 2016 and 2015.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that the individual available for sale securities have been in a continuous unrealized loss position at the dates indicated.

	June 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
SBA Bonds	$15,665,655	$71,059	$9,429,862	$56,969	$25,095,517	$128,028
Mortgage-Backed Securities	15,222,552	261,125	5,728,889	58,820	20,951,441	319,945
	$30,888,207	$332,184	$15,158,751	$115,789	$46,046,958	$447,973

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FHLB Securities	$—	$—	$1,932,088	$67,912	$1,932,088	$67,912
FFCB Securities	1,987,936	12,064	—	—	1,987,936	12,064
SBA Bonds	25,090,453	119,533	7,982,777	74,262	33,073,230	193,795
Tax Exempt Municipal Bonds	13,668,473	175,020	709,800	29,112	14,378,273	204,132
Mortgage-Backed Securities	63,273,417	648,862	1,706,086	32,389	64,979,503	681,251
	$104,020,279	$955,479	$12,330,751	$203,675	$116,351,030	$1,159,154

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Investment and Mortgage-Backed Securities, Available For Sale, Continued

Securities classified as available for sale are recorded at fair market value.  At June 30, 2016 and December 31, 2015, 25.8% and 17.6% of the unrealized losses, representing 12 and nine individual securities, respectively, consisted of securities in a continuous loss position for 12 months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary. The Company reviews its investment securities portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).

Factors considered in the review include estimated future cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value. If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or the Company may recognize a portion in other comprehensive income. The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment. There was no OTTI recognized during the six months ended June 30, 2016.

7. Investment and Mortgage-Backed Securities, Held to Maturity

The amortized cost, gross unrealized gains, gross unrealized losses, and fair values of held to maturity securities at the dates indicated below were as follows:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-Backed Securities (1)	$28,508,469	$459,443	$5,947	$28,961,965
Total Held To Maturity	$28,508,469	$459,443	$5,947	$28,961,965
(1) COMPRISED OF GSEs OR GNMA MORTGAGE-BACKED SECURITIES

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-Backed Securities (1)	$29,873,098	$22,600	$214,418	$29,681,280
Total Held To Maturity	$29,873,098	$22,600	$214,418	$29,681,280
(1) COMPRISED OF GSEs OR GNMA MORTGAGE-BACKED SECURITIES

Other than the mortgage-backed securities included above, there were no other investment securities classified as held to maturity at June 30, 2016 and December 31, 2015.

At June 30, 2016, the Bank held an amortized cost and fair value of $18.4 million and $18.7 million, respectively in GNMA mortgage-backed securities, which are included in the table above, compared to an amortized cost and fair value of $20.5 million and $20.4 million, respectively, at December 31, 2015. The Company has not invested in any private label mortgage-backed securities classified as held to maturity.

At June 30, 2016, the amortized cost and fair value of mortgage-backed securities held to maturity that were pledged as collateral for certain deposit accounts, FHLB advances and other borrowings were $23.4 million and $23.7 million, respectively, compared to an amortized cost and fair value of $26.0 million and $25.8 million, respectively, at December 31, 2015.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7. Investment and Mortgage-Backed Securities, Held to Maturity, Continued

The following tables show gross unrealized losses, fair value, and length of time that individual held to maturity securities have been in a continuous unrealized loss position at the dates indicated below.

	June 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-Backed Securities (1)	$1,495,145	$2,709	$1,473,129	$3,238	$2,968,274	$5,947
	$1,495,145	$2,709	$1,473,129	$3,238	$2,968,274	$5,947
(1) COMPRISED OF GSEs OR GNMA MORTGAGE-BACKED SECURITIES

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-Backed Securities (1)	$25,484,972	$214,418	$—	$—	$25,484,972	$214,418
	$25,484,972	$214,418	$—	$—	$25,484,972	$214,418
(1) COMPRISED OF GSEs OR GNMA MORTGAGE-BACKED SECURITIES

The Company’s held to maturity portfolio is recorded at amortized cost.  The Company has the ability and intent to hold these securities to maturity.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net

Loans receivable, net, consisted of the following as of the dates indicated below:

	June 30, 2016	December 31, 2015
Residential Real Estate Loans	$77,229,040	$76,373,071
Consumer Loans	50,076,365	50,380,289
Commercial Business Loans	14,233,684	12,514,133
Commercial Real Estate Loans	204,757,630	200,083,125
Total Loans Held For Investment	346,296,719	339,350,618
Loans Held For Sale	1,682,094	2,462,559
Total Loans Receivable, Gross	347,978,813	341,813,177
Less:
Allowance For Loan Losses	8,395,214	8,275,133
Loans In Process	4,438,089	2,902,849
Deferred Loan Fees	109,285	62,466
	12,942,588	11,240,448
Total Loans Receivable, Net	$335,036,225	$330,572,729

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

	Credit Quality Measures
June 30, 2016	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$69,300,706	$711,846	$699,591	$6,516,897	$77,229,040
Consumer	46,068,672	2,552,834	88,022	1,366,837	50,076,365
Commercial Business	12,059,122	1,730,675	59,175	384,712	14,233,684
Commercial Real Estate	126,085,696	56,069,386	15,175,709	7,426,839	204,757,630
Total	$253,514,196	$61,064,741	$16,022,497	$15,695,285	$346,296,719

	Credit Quality Measures
December 31, 2015	Pass	Caution	Special Mention	Substandard	Total Loans
Residential Real Estate	$67,605,311	$1,264,415	$607,336	$6,896,009	$76,373,071
Consumer	46,344,056	2,510,519	81,617	1,444,097	50,380,289
Commercial Business	10,519,123	1,465,136	102,046	427,828	12,514,133
Commercial Real Estate	129,242,390	43,863,659	17,304,431	9,672,645	200,083,125
Total	$253,710,880	$49,103,729	$18,095,430	$18,440,579	$339,350,618

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables present an age analysis of past due balances by category at June 30, 2016 and December 31, 2015:

June 30, 2016	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$491,302	$3,057,525	$3,548,827	$73,680,213	$77,229,040
Consumer	686,826	100,051	319,099	1,105,976	48,970,389	50,076,365
Commercial Business	511,435	—	147,002	658,437	13,575,247	14,233,684
Commercial Real Estate	3,175,585	562,456	2,764,842	6,502,883	198,254,747	204,757,630
Total	$4,373,846	$1,153,809	$6,288,468	$11,816,123	$334,480,596	$346,296,719

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans Receivable
Residential Real Estate	$—	$1,144,381	$3,306,675	$4,451,056	$71,922,015	$76,373,071
Consumer	710,881	282,314	575,866	1,569,061	48,811,228	50,380,289
Commercial Business	101,201	—	178,076	279,277	12,234,856	12,514,133
Commercial Real Estate	3,309,287	929,819	2,973,135	7,212,241	192,870,884	200,083,125
Total	$4,121,369	$2,356,514	$7,033,752	$13,511,635	$325,838,983	$339,350,618

At June 30, 2016 and December 31, 2015, the Company did not have any loans that were 90 days or more past due and still accruing interest. Our strategy is to work with our borrowers to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

The following table shows non-accrual loans by category at June 30, 2016 compared to December 31, 2015:

	June 30, 2016		December 31, 2015		$	%
	Amount	Percent (1)	Amount	Percent (1)	Increase (Decrease)	Increase (Decrease)
Non-accrual Loans:
Residential Real Estate	$3,057,525	0.90%	$3,306,675	0.98%	$(249,150)	(7.5)%
Consumer	319,099	0.09	575,866	0.17	(256,767)	(44.6)
Commercial Business	147,002	0.04	178,076	0.05	(31,074)	(17.4)
Commercial Real Estate	2,764,842	0.81	2,973,135	0.80	(208,293)	(7.0)
Total Non-accrual Loans	$6,288,468	1.84%	$7,033,752	2.09%	$(745,284)	(10.6)%

(1) PERCENT OF TOTAL LOANS HELD FOR INVESTMENT, NET OF DEFERRED FEES AND LOANS IN PROCESS.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables show the activity in the allowance for loan losses by category for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,399,703	$1,042,530	$803,146	$5,027,925	$8,273,304
Provision for Loan Losses	52,888	104,830	62,721	(220,439)	—
Charge-Offs	—	(59,452)	—	(131,418)	(190,870)
Recoveries	10,045	28,068	—	274,667	312,780
Ending Balance	$1,462,636	$1,115,976	$865,867	$4,950,735	$8,395,214

	Six Months Ended June 30, 2016
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,323,183	$1,063,153	$773,948	$5,114,849	$8,275,133
Provision for Loan Losses	129,408	153,797	91,919	(375,124)	—
Charge-Offs	—	(153,881)	—	(202,618)	(356,499)
Recoveries	10,045	52,907	—	413,628	476,580
Ending Balance	$1,462,636	$1,115,976	$865,867	$4,950,735	$8,395,214

	Three Months Ended June 30, 2015
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,354,435	$1,141,797	$496,803	$4,925,882	$7,918,917
Provision for Loan Losses	(44,208)	125,774	246,264	(327,830)	—
Charge-Offs	(916)	(273,007)	—	(4,023)	(277,946)
Recoveries	767	13,420	4,000	136,424	154,611
Ending Balance	$1,310,078	$1,007,984	$747,067	$4,730,453	$7,795,582

	Six Months Ended June 30, 2015
	Residential Real Estate	Consumer	Commercial Business	Commercial Real Estate	Total
Beginning Balance	$1,392,065	$886,716	$159,353	$5,919,362	$8,357,496
Provision for Loan Losses	(36,838)	456,705	591,341	(911,208)	100,000
Charge-Offs	(45,916)	(393,625)	(10,947)	(446,472)	(896,960)
Recoveries	767	58,188	7,320	168,771	235,046
Ending Balance	$1,310,078	$1,007,984	$747,067	$4,730,453	$7,795,582

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

The following tables present information related to impaired loans evaluated individually and collectively for impairment in the allowance for loan losses at the dates indicated:

	Allowance For Loan Losses
June 30, 2016	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,462,636	$1,462,636
Consumer	4,900	1,111,076	1,115,976
Commercial Business	—	865,867	865,867
Commercial Real Estate	29,300	4,921,435	4,950,735
Total	$34,200	$8,361,014	$8,395,214

	Allowance For Loan Losses
December 31, 2015	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$—	$1,323,183	$1,323,183
Consumer	32,300	1,030,853	1,063,153
Commercial Business	—	773,948	773,948
Commercial Real Estate	49,300	5,065,549	5,114,849
Total	$81,600	$8,193,533	$8,275,133

The following tables present information related to impaired loans evaluated individually and collectively for impairment in loans receivable at the dates indicated:

	Loans Receivable
June 30, 2016	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$2,638,041	$74,590,999	$77,229,040
Consumer	191,568	49,884,797	50,076,365
Commercial Business	147,001	14,086,683	14,233,684
Commercial Real Estate	6,628,380	198,129,250	204,757,630
Total	$9,604,990	$336,691,729	$346,296,719

	Loans Receivable
December 31, 2015	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Total
Residential Real Estate	$2,922,105	$73,450,966	$76,373,071
Consumer	372,382	50,007,907	50,380,289
Commercial Business	162,201	12,351,932	12,514,133
Commercial Real Estate	9,190,640	190,892,485	200,083,125
Total	$12,647,328	$326,703,290	$339,350,618

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired management measures the impairment and records the loan at fair value. Fair value is estimated using one of the following methods: fair value of the collateral less estimated costs to sale, discounted cash flows, or market value of the loan based on similar debt. The fair value of the collateral less estimated costs to sell is the most frequently used method. Typically, the Company reviews the most recent appraisal and, if it is over 24 months old, will request a new third party appraisal. Depending on the particular circumstances surrounding the loan, including the location of the collateral, the date of the most recent appraisal and the value of the collateral relative to the recorded investment in the loan, management may order an independent appraisal immediately or, in some instances, may elect to perform an internal analysis. The average balance of impaired loans was $10.3 million for the three months ended June 30, 2016 compared to $15.2 million for the three months ended June 30, 2015.

The following tables present information related to impaired loans by loan category at June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015.

	June 30, 2016			December 31, 2015
Impaired Loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With No Related Allowance Recorded:
Residential Real Estate	$2,638,041	$2,734,541	$—	$2,922,105	$3,033,735	$—
Consumer	129,612	137,911	—	120,889	129,188	—
Commercial Business	147,001	997,001	—	162,201	362,201	—
Commercial Real Estate	6,201,852	8,162,393	—	8,620,301	10,969,642	—
With An Allowance Recorded:
Residential Real Estate	—	—	—	—	—	—
Consumer	61,956	61,956	4,900	251,493	256,923	32,300
Commercial Business	—	—	—	—	—	—
Commercial Real Estate	426,528	439,542	29,300	570,339	577,139	49,300
Total
Residential Real Estate	2,638,041	2,734,541	—	2,922,105	3,033,735	—
Consumer	191,568	199,867	4,900	372,382	386,111	32,300
Commercial Business	147,001	997,001	—	162,201	362,201	—
Commercial Real Estate	6,628,380	8,601,935	29,300	9,190,640	11,546,781	49,300
Total	$9,604,990	$12,533,344	$34,200	$12,647,328	$15,328,828	$81,600

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

	Three Months Ended June 30,
	2016		2015
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$2,662,040	$—	$2,694,645	$486
Consumer	289,655	—	181,718	—
Commercial Business	149,801	—	192,401	—
Commercial Real Estate	6,675,462	31,353	10,485,665	76,051
With An Allowance Recorded:
Residential Real Estate	—	—	273,476	—
Consumer	62,323	1,144	68,192	1,344
Commercial Business	—	—	—	—
Commercial Real Estate	434,101	—	1,269,379	15,807
Total
Residential Real Estate	2,662,040	—	2,968,121	486
Consumer	351,978	1,144	249,910	1,344
Commercial Business	149,801	—	192,401	—
Commercial Real Estate	7,109,563	31,353	11,755,044	91,858
Total	$10,273,382	$32,497	$15,165,476	$93,688

	Six Months Ended June 30,
	2016		2015
Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Residential Real Estate	$2,790,857	$447	$2,717,895	$4,397
Consumer	296,075	—	182,812	104
Commercial Business	154,316	—	211,100	—
Commercial Real Estate	8,632,348	93,284	10,926,601	153,665
With An Allowance Recorded:
Residential Real Estate	—	—	275,966	—
Consumer	62,693	1,555	69,076	2,712
Commercial Business	—	—	—	—
Commercial Real Estate	437,943	—	1,275,070	35,110
Total
Residential Real Estate	2,790,857	447	2,993,861	4,397
Consumer	358,768	1,555	251,888	2,816
Commercial Business	154,316	—	211,100	—
Commercial Real Estate	9,070,291	93,284	12,201,671	188,775
Total	$12,374,232	$95,286	$15,658,520	$195,988

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.    Loans Receivable, Net, Continued

In the course of resolving delinquent loans, the Bank may choose to restructure the contractual terms of certain loans. A troubled debt restructuring ("TDR") is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to a borrower that it would not otherwise consider (Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 310-40).  The concessions granted on TDRs generally include terms to reduce the interest rate, extend the term of the debt obligation, or modify the payment structure on the debt obligation. The Bank grants such concessions to reassess the borrower’s financial status and develop a plan for repayment.  TDRs included in impaired loans at June 30, 2016 and December 31, 2015 were $5.3 million and $6.7 million, respectively.

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

The following table is a summary of loans restructured as TDRs during the periods indicated:

	Six Months Ended June 30,
	2016			2015
Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial Real Estate	—	$—	$—	3	$840,292	$840,292
Total	—	$—	$—	3	$840,292	$840,292

The Bank did not modify any loans that were considered to be TDRs during the six months ended June 30, 2016.

During the six months ended June 30, 2015, the Bank modified three commercial real estate loans that were considered to be TDRs. The Bank lowered the interest rate on one loan to allow the customer to begin making monthly principal and interest payments and changed the monthly payment to interest only for an agreed upon period for the other two loans.

At June 30, 2016, six loans totaling $770,000 that had previously been restructured as TDRs were in default, including two which had been restructured within the last 12 months. Three of the loans, with a balance of $641,000, defaulted during the six month period ended June 30, 2016. In comparison, at June 30, 2015, three loans totaling $468,000 that had previously been restructured as TDRs were in default, and one of the loans, with a balance of $62,000 defaulted during the six month period. The Bank considers any loan 30 days or more past due to be in default.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 total capital (as defined) and common equity Tier 1 (“CET1”) capital to risk-weighted assets (as defined).

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019.

The Company is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary banks to be well-capitalized under the prompt corrective action regulations. If Security Federal Corporation was subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at June 30, 2016, it would have exceeded all regulatory capital requirements.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

9. Regulatory Matters, Continued

As of June 30, 2016, the Bank and the Company exceeded all regulatory capital requirements and the Bank was considered “well capitalized” under regulatory capital guidelines of the FDIC. The following tables provide the Company’s and the Bank’s regulatory capital requirements and actual results at the dates indicated below:

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2016
SECURITY FEDERAL CORP.
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$88,132	21.6%	$24,486	6.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	98,249	24.1%	32,648	8.0%	N/A	N/A
Common Equity Tier 1 Capital (To Risk Weighted Assets)	66,099	16.2%	18,365	4.5%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	88,132	10.9%	32,247	4.0%	N/A	N/A

SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$88,209	21.6%	$24,523	6.0%	$32,698	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	93,359	22.8%	32,698	8.0%	40,872	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	88,209	21.6%	18,393	4.5%	26,567	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	88,209	10.9%	32,238	4.0%	40,297	5.0%

December 31, 2015
SECURITY FEDERAL CORP.
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$84,672	21.7%	$23,429	6.0%	N/A	N/A
Total Risk-Based Capital (To Risk Weighted Assets)	95,429	24.4%	31,239	8.0%	N/A	N/A
Common Equity Tier 1 Capital (To Risk Weighted Assets)	63,504	16.3%	17,572	4.5%	N/A	N/A
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	84,672	10.6%	31,811	4.0%	N/A	N/A

SECURITY FEDERAL BANK
Tier 1 Risk-Based Core Capital (To Risk Weighted Assets)	$87,728	22.5%	$23,440	6.0%	$31,254	8.0%
Total Risk-Based Capital (To Risk Weighted Assets)	92,653	23.7%	31,254	8.0%	39,067	10.0%
Common Equity Tier 1 Capital (To Risk Weighted Assets)	87,728	22.5%	17,580	4.5%	25,394	6.5%
Tier 1 Leverage (Core) Capital (To Adjusted Tangible Assets)	87,728	11.0%	31,801	4.0%	39,751	5.0%

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. At June 30, 2016, the Company’s investment portfolio was comprised of government and agency bonds, mortgage-backed securities issued by government agencies or GSEs, private label CMO mortgage-backed securities, municipal securities, and two equity investments. Fair value measurement is based upon prices obtained from third party pricing services that use independent pricing models which rely on a variety of factors including reported trades, broker/dealer quotes, benchmark yields, economic and industry events and other relevant market information. As a result, these securities are classified as Level 2.

Mortgage Loans Held for Sale

The Company originates fixed rate residential loans on a servicing released basis in the secondary market. Loans closed but not yet settled with the FHLMC or other investors, are carried in the Company’s loans held for sale portfolio.  These loans are fixed rate residential loans that have been originated in the Company’s name and have closed.  Virtually all of these loans have commitments to be purchased by investors and the majority of these loans were locked in by price with the investors on the same day or shortly thereafter that the loan was locked in with the Company’s customers.  Therefore, these loans present very little market risk for the Company.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

Impaired Loans

The Company does not record loans held for investment at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established as necessary. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as impaired, management measures the impairment by determining the fair value of the collateral for the loan.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2016, most of the total impaired loans were evaluated based on the fair value of the collateral. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. The Company records impaired loans as nonrecurring Level 3. At June 30, 2016 and December 31, 2015, the recorded investment in impaired loans was $9.6 million and $12.6 million, respectively.

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

Assets measured at fair value on a recurring basis were as follows at June 30, 2016:

Assets:	Quoted Market Price In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
FNMA Bonds	$—	$1,023,914	$—
SBA Bonds	—	100,885,681	—
Tax Exempt Municipal Bonds	—	85,957,882	—
Taxable Municipal Bonds		1,044,260
Mortgage-Backed Securities	—	198,731,529	—
Equity Securities	—	310,346	—
Total	$—	$387,953,612	$—

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

There were no liabilities measured at fair value on a recurring basis at June 30, 2016 or December 31, 2015.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents assets measured at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets:	Level 1	Level 2	Level 3	Balance at June 30, 2016
Mortgage Loans Held For Sale	$—	$1,682,094	$—	$1,682,094
Collateral Dependent Impaired Loans (1)	—	—	9,570,790	9,570,790
Foreclosed Assets	—	—	2,377,793	2,377,793
Total	$—	$1,682,094	$11,948,583	$13,630,677
(1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $34,200

Assets:	Level 1	Level 2	Level 3	Balance at December 31, 2015
Mortgage Loans Held For Sale	$—	$2,462,559	$—	$2,462,559
Collateral Dependent Impaired Loans (1)	—	—	12,565,728	12,565,728
Foreclosed Assets	—	—	4,361,411	4,361,411
Total	$—	$2,462,559	$16,927,139	$19,389,698
(1) IMPAIRED LOANS ARE REPORTED NET OF SPECIFIC RESERVES OF $81,600

There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2016 or December 31, 2015.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis at June 30, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

		Valuation	Significant
	Fair Value	Technique	Unobservable Inputs	Range
Collateral Dependent Impaired Loans	$9,570,790	Appraised Value	Discount Rates/ Discounts to Appraised Values	0% - 16%
Foreclosed Assets	2,377,793	Appraised Value/Comparable Sales	Discount Rates/ Discounts to Appraised Values	16% - 100%

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Carrying Amounts and Fair Value of Financial Instruments, Continued

The following tables are a summary of the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2016 and December 31, 2015 presented in accordance with the applicable accounting guidance.

	June 30, 2016
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$8,883	$8,883	$8,883	$—	$—
Certificates of Deposits with Other Banks	3,445	3,445	—	3,445	—
Investment and Mortgage-Backed Securities	416,462	416,916	—	416,916	—
Loans Receivable, Net	335,036	336,358	—	—	336,358
FHLB Stock	2,048	2,048	2,048	—	—

Financial Liabilities:
Deposits:
Checking, Savings, and Money Market Accounts	$426,227	$426,227	$426,227	$—	$—
Certificate Accounts	231,375	231,673	—	231,673	—
Advances from FHLB	29,110	29,494	—	29,494	—
Other Borrowed Money	9,385	9,385	9,385	—	—
Senior Convertible Debentures	6,084	6,084	—	6,084	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

	December 31, 2015
	Carrying	Fair Value
(In Thousands)	Amount	Total	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$8,382	$8,382	$8,382	$—	$—
Certificates of Deposits with Other Banks	3,445	3,445	—	3,445	—
Investment and Mortgage-Backed Securities	405,387	405,196	—	405,196	—
Loans Receivable, Net	330,573	327,460	—	—	327,460
FHLB Stock	2,215	2,215	2,215	—	—

Financial Liabilities:
Deposits:
Checking, Savings, and Money Market Accounts	$415,975	$415,975	$415,975	$—	$—
Certificate Accounts	236,122	235,476	—	235,476	—
Advances from FHLB	34,640	35,676	—	35,676	—
Other Borrowed Money	6,412	6,412	6,412	—	—
Senior Convertible Debentures	6,084	6,084	—	6,084	—
Junior Subordinated Debentures	5,155	5,155	—	5,155	—

At June 30, 2016, the Bank had $59.2 million of off-balance sheet financial commitments.  These commitments are to originate loans and unused consumer lines of credit and credit card lines.  Because these obligations are based on current market rates, if funded, the original principal amount is considered to be a reasonable estimate of fair value.

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

11. Accounting and Reporting Changes

The following is a summary of recent authoritative pronouncements that could affect accounting, reporting, and disclosure of financial information by the Company:

In January 2014, the FASB amended the Investments-Equity Method and Joint Ventures topic of the ASC to address accounting for investments in qualified affordable housing projects. If certain conditions are met, the amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects by amortizing the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizing the net investment performance in the income statement as a component of income tax expense (benefit). If those conditions are not met, the investment should be accounted for as an equity method investment or a cost method investment in accordance with existing accounting guidance. The amendments were effective for the Company for interim and annual reporting periods beginning after December 15, 2014 and were applied retrospectively for all periods presented. The amendments did not have a material effect on the Company's consolidated financial statements.

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

In April 2016, the FASB amended the Revenue from Contracts with Customers topic of the ASC to clarify guidance related to identifying performance obligations and accounting for licenses of intellectual property. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In May 2016, the FASB amended the Revenue from Contracts with Customers topic of the ASC to clarify guidance related to collectability, noncash consideration, presentation of sales tax, and transition. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. The Company is currently evaluating the effect that implementation of the new standard will have on its consolidated financial position, results of operations, and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting authorities are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Some of these and other factors are discussed in the Company's 2015 Form 10-K under Item 1A, “Risk Factors.” Such developments could have an adverse impact on our consolidated financial position and results of operations.

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

Financial Condition at June 30, 2016 and December 31, 2015

Assets

Total assets increased $11.0 million or 1.4% to $810.7 million at June 30, 2016 from $799.7 million at December 31, 2015. The primary reason for the increase in total assets was an increase of $12.4 million or 3.3% in investment and mortgage-backed securities available for sale. The increases and decreases in total assets were primarily concentrated in the following asset categories:

			Increase (Decrease)
	June 30, 2016	December 31, 2015	Amount	Percent
Cash and Cash Equivalents	$8,883,215	$8,381,951	$501,264	6.0%
Investment and Mortgage-Backed Securities – Available For Sale	387,953,612	375,513,870	12,439,742	3.3
Investment and Mortgage-Backed Securities – Held To Maturity	28,508,469	29,873,098	(1,364,629)	(4.6)
Loans Receivable, Net	335,036,225	330,572,729	4,463,496	1.4
OREO	2,377,793	4,361,411	(1,983,618)	(45.5)
Premise and Equipment, Net	20,208,626	20,116,918	91,708	0.5
FHLB Stock	2,048,300	2,214,800	(166,500)	(7.5)
Bank Owned Life Insurance	16,837,045	16,573,045	264,000	1.6
Other Assets	1,200,351	4,449,956	(3,249,605)	(73.0)

Cash and cash equivalents increased $501,000 or 6.0% to $8.9 million at June 30, 2016 from $8.4 million at December 31, 2015. Investment and mortgage-backed securities available for sale increased $12.4 million or 3.3% to $388.0 million at June 30, 2016 from $375.5 million at December 31, 2015. Investment and mortgage-backed securities held to maturity decreased $1.4 million or 4.6% to $28.5 million at June 30, 2016 from $29.9 million at December 31, 2015. The Bank purchased 34 investment and mortgage-backed securities classified as available for sale and one mortgage-backed security classified as held to maturity during the first six months of 2016.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Loans receivable, net, increased $4.5 million or 1.4% to $335.0 million at June 30, 2016 from $330.6 million at December 31, 2015 as a result of increased loan originations in the commercial and residential real estate loan categories offset by a decrease in the consumer loan category and loans held for sale. Residential real estate loans increased $856,000 or 1.1% to $77.2 million at June 30, 2016 from $76.4 million at December 31, 2015. Commercial real estate loans increased $4.7 million or 2.3% to $204.8 million at June 30, 2016 from $200.1 million at December 31, 2015. Commercial business loans increased $1.7 million or 13.7% to $14.2 million at June 30, 2016 from $12.5 million at December 31, 2015. Consumer loans decreased $304,000 or 0.6% to $50.1 million at June 30, 2016 compared to $50.4 million at December 31, 2015. Loans held for sale decreased $780,000 or 31.7% to $1.7 million at June 30, 2016 from $2.5 million at December 31, 2015.

OREO decreased $2.0 million or 45.5% to $2.4 million at June 30, 2016 from $4.4 million at December 31, 2015. The decrease was due to the sale of 10 OREO properties during the six months ended June 30, 2016 with a total book value of $2.1 million offset by the addition of one OREO property with a value of $142,000. At June 30, 2016, OREO consisted of the following real estate properties: six single-family residences and 23 lots within residential subdivisions located throughout our market areas in South Carolina and Georgia; five parcels of commercial land in South Carolina; one commercial building in South Carolina; and eight lots within a subdivision and the adjacent 22.96 acres of land in Aiken, South Carolina.

Premises and equipment, net increased $92,000 or 0.5% to $20.2 million at June 30, 2016 from $20.1 million at December 31, 2015. The increase was primarily due to additions to construction in progress related to the construction of the new branch location in Evans, Georgia, which is scheduled to open in early 2017.

The cash value of bank owned life insurance (“BOLI”) increased $264,000 or 1.6% to $16.8 million at June 30, 2016 compared to $16.6 million at December 31, 2015. BOLI, which earns tax-free yields, is utilized to partially offset the cost of the Company’s employee benefits programs and to provide key person insurance on certain officers of the Company.

FHLB stock decreased $167,000 or 7.5% to $2.0 million at June 30, 2016 compared to $2.2 million at December 31, 2015 as a result of stock redemptions by the FHLB of Atlanta. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount equal to a membership component, which is 0.09% of total assets, plus a transaction component, which is 4.25% of outstanding advances (borrowings) from the FHLB of Atlanta. As the Bank's total advances have decreased, so has it’s required investment in FHLB stock.

Other assets decreased $3.2 million or 73.0% to $1.2 million at June 30, 2016 from $4.4 million at December 31, 2015. The decrease was primarily the result of a $3.0 million decrease in net deferred taxes, which was related to increased unrealized gains in the investment portfolio.

Liabilities

Deposit Accounts – The balances, weighted average rates and increases and decreases in deposit accounts were as follows at the dates indicated below:

	June 30, 2016		December 31, 2015		Balance Increase (Decrease)
	Balance	Weighted Rate	Balance	Weighted Rate	Amount	Percent
Demand Accounts:
Checking	$159,362,528	0.02%	$155,765,968	0.03%	$3,596,560	2.3%
Money Market	231,385,570	0.16	229,016,993	0.16	2,368,577	1.0
Statement Savings Accounts	35,479,103	0.10	31,191,828	0.10	4,287,275	13.7
Total	$426,227,201	0.11%	$415,974,789	0.11%	$10,252,412	2.5%

Certificate Accounts
0.00 – 0.99%	$167,411,166		$175,755,511		$(8,344,345)	(4.7)%
1.00 – 1.99%	61,681,649		51,479,431		10,202,218	19.8
2.00 – 2.99%	2,282,241		8,886,814		(6,604,573)	(74.3)
Total	231,375,056	0.74%	236,121,756	0.69%	(4,746,700)	(2.0)%
Total Deposits	$657,602,257	0.33%	$652,096,545	0.32%	$5,505,712	0.8%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Included in the certificate accounts above were $41.1 million and $42.5 million in brokered deposits at June 30, 2016 and December 31, 2015, respectively, with a weighted average interest rate of 1.05% and 0.94%, respectively.

Advances From FHLB – FHLB advances are summarized by contractual year of maturity and weighted average interest rate in the table below:

	June 30, 2016		December 31, 2015		Increase (Decrease)
Year Due:	Balance	Rate	Balance	Rate	Balance	Percent
2016	$5,000,000	4.03%	$16,740,000	1.51%	$(11,740,000)	(70.13)%
2017	9,110,000	0.72	12,900,000	4.38	(3,790,000)	(29.38)
2018	10,000,000	2.24	5,000,000	3.39	5,000,000	100.00
2019	5,000,000	1.11	—	—	5,000,000	100.00
Total Advances	$29,110,000	1.88%	$34,640,000	3.87%	$(5,530,000)	(15.96)%

Advances are secured by a blanket collateral agreement with the FHLB pledging the Bank’s portfolio of residential first mortgage loans and investment securities with an amortized cost and fair value of $68.6 million and $66.4 million at June 30, 2016, respectively, and $77.8 million and $74.7 million at December 31, 2015, respectively. Advances are subject to prepayment penalties. During the six months ended June 30, 2016, the Bank prepaid two FHLB advances totaling $12.9 million and incurred $529,000 in prepayment penalties.

The following table shows callable FHLB advances at June 30, 2016. These advances are also included in the above table. Callable advances are callable at the option of the FHLB.  If an advance is called, the Bank has the option to pay off the advance without penalty, re-borrow funds on different terms, or convert the advance to a three-month floating rate advance tied to LIBOR.

As of June 30, 2016
Borrow Date	Maturity Date	Amount	Rate	Type	Call Dates
11/29/06	11/29/16	$5,000,000	4.03%	Multi-Call	5/29/08 and quarterly thereafter

Other Borrowings – The Bank had $9.4 million in other borrowings (non-FHLB advances) at June 30, 2016, an increase of $3.0 million or 46.4% from $6.4 million at December 31, 2015. These borrowings consist of short-term repurchase agreements with certain commercial demand deposit customers for sweep accounts. The repurchase agreements typically mature within one to three days and the interest rate paid on these borrowings floats monthly with money market type rates. At both June 30, 2016 and December 31, 2015, the interest rate paid on the repurchase agreements was 0.15%. The Bank had pledged as collateral for these repurchase agreements investment and mortgage-backed securities with amortized costs and fair values of $15.4 million and $15.7 million, respectively, at June 30, 2016 and $14.3 million and $14.6 million, respectively, at December 31, 2015.

Junior Subordinated Debentures – On September 21, 2006, Security Federal Statutory Trust (the Trust), issued and sold fixed and floating rate capital securities of the Trust (the “Capital Securities”). The Trust used the net proceeds from the sale of the Capital Securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company which are reported on the Consolidated Balance Sheets as junior subordinated debentures. The Capital Securities accrue and pay distributions at a floating rate of three month LIBOR plus 170 basis points annually which was equal to 2.35% at June 30, 2016. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Capital Securities mature or are mandatorily redeemable upon maturity on December 15, 2036, or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part.

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

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Equity – Shareholders’ equity increased $6.6 million or 7.2% to $97.6 million at June 30, 2016 from $91.0 million at December 31, 2015. Accumulated other comprehensive income, net of tax, comprised primarily of unrealized gains on securities available for sale, net of tax, increased $4.0 million or 93.7% to $8.3 million at June 30, 2016 from $4.3 million at December 31, 2015. The Company’s net income available for common shareholders was $3.1 million for the six months ended June 30, 2016, after payment of $220,000 in preferred stock dividends. The Board of Directors of the Company declared common stock dividends totaling $471,000 during the six months ended June 30, 2016. Book value per common share was $25.65 at June 30, 2016 compared to $23.41 at December 31, 2015.

Results of Operations for the Three Month Periods Ended June 30, 2016 and 2015

Net Income Available to Common Shareholders - Net income available to common shareholders increased $43,000 or 3.1% to $1.5 million or $0.47 per diluted common share for the three months ended June 30, 2016 compared to $1.4 million or $0.46 per diluted common share for the three months ended June 30, 2015. The increase in earnings was primarily the result of increases in net interest income and non-interest income offset by an increase in non-interest expense.

Net Interest Income - The net interest margin on a tax equivalent basis increased 23 basis points to 3.45% for the three months ended June 30, 2016 from 3.22% for the comparable period in 2015 as the average yield earned on interest-earning assets increased and the average cost of interest-bearing liabilities declined. Net interest income increased $307,000 or 5.1% to $6.3 million during the three months ended June 30, 2016, compared to $6.0 million for the same period in 2015. During the three months ended June 30, 2016, average interest earning assets decreased $13.1 million or 1.7% to $752.9 million from $766.0 million for the same period in 2015. Average interest-bearing liabilities decreased $19.9 million or 3.0% to $649.5 million for the three months ended June 30, 2016 from $669.4 million for the comparable period in 2015.

Interest Income - Total tax equivalent interest income increased $128,000 or 1.8% to $7.4 million during the three months ended June 30, 2016 compared to $7.2 million during the same period in 2015. This increase was primarily the result of a 14 basis point increase in the yield on interest-earning assets. Total interest income on loans increased $202,000 or 4.4% to $4.8 million during the three months ended June 30, 2016 from $4.6 million during the comparable period in 2015. The increase was the result of an $11.9 million or 3.7% increase in the average loan portfolio balance combined with a four basis point increase in the yield. Interest income from mortgage-backed securities decreased $128,000 or 9.5% to $1.2 million from $1.4 million during the same period in 2015 as a result of a seven basis point decrease in the portfolio yield combined with a $15.3 million decrease in the average balance of mortgage-backed securities. Tax equivalent interest income from investment securities increased $51,000 or 4.1% to $1.3 million during the three months ended June 30, 2016 due to a 25 basis point increase in the yield offset by an $11.0 million or 5.5% decrease in the average balance of the investment securities portfolio.

The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Increase (Decrease) In Interest Income
	2016		2015
	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$337,202,765	5.72%	$325,261,779	5.68%	$202,292
Mortgage-Backed Securities	222,667,124	2.20	237,985,120	2.27	(128,277)
Investment Securities(2)	188,414,636	2.76	199,420,674	2.51	50,877
Overnight Time and Certificates of Deposit	4,566,884	0.40	3,314,267	0.19	3,016
Total Interest-Earning Assets	$752,851,409	3.91%	$765,981,840	3.77%	$127,908
(1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using an effective tax rate of 34%. The tax equivalent adjustment relates to the tax exempt municipal bonds and was $182,365 and $161,428 for the quarters ended June 30, 2016 and 2015, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense - Total interest expense decreased $200,000 or 18.7% to $868,000 during the three months ended June 30, 2016 compared to $1.1 million for the same period in 2015. The decrease in total interest expense was attributable to decreases in interest rates paid and a $19.9 million or 3.0% decrease in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $45,000 or 7.8% to $536,000 during the three months ended June 30, 2016 compared to $582,000 for the same period in 2015. The decrease was attributable to a two basis point decrease in the cost of deposit accounts combined with an $8.5 million or 1.4% decrease in average interest-bearing deposits to $599.4 million for the three months ended June 30, 2016 compared to $607.9 million for the three months ended June 30, 2015.

Interest expense on FHLB advances and other borrowings decreased $159,000 or 47.0% to $180,000 during the three months ended June 30, 2016 from $339,000 for the same period in 2015. The average balance of FHLB advances and other borrowed money decreased $11.4 million or 22.7% to $38.9 million during the three months ended June 30, 2016 from $50.3 million for the same period in 2015. During the quarter ended June 30, 2016 the Bank prepaid one FHLB advance with a balance of $7.9 million at a 4.4% rate in order to reduce interest expense in future periods and improve its net interest spread.

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,				Increase (Decrease) In Interest Expense
	2016		2015
	Average Balance	Yield(1)	Average Balance	Yield(1)
Now and Money Market Accounts	$330,429,066	0.13%	$325,285,215	0.13%	$470
Statement Savings Accounts	34,516,049	0.10	30,587,246	0.10	984
Certificate Accounts	234,407,631	0.72	251,982,550	0.75	(46,837)
FHLB Advances and Other Borrowed Money	38,897,335	1.85	50,328,204	2.70	(159,465)
Junior Subordinated Debentures	5,155,000	2.36	5,155,000	2.00	4,741
Senior Convertible Debentures	6,084,000	8.00	6,084,000	8.00	—
Total Interest-Bearing Liabilities	$649,489,081	0.53%	$669,422,215	0.64%	$(200,107)
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

The Company had net recoveries of $122,000 for the quarter ended June 30, 2016 compared to net charge-offs of $123,000 for the same three month period in 2015. There was no provision for loan losses for the quarters ended June 30, 2016 and 2015. The following table details selected activity associated with the allowance for loan losses for the quarters ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015
Beginning Balance	$8,273,304	$7,918,917
Provision for Loan Losses	—	—
Charge-offs	(190,870)	(277,946)
Recoveries	312,780	154,611
Ending Balance	$8,395,214	$7,795,582

Allowance For Loan Losses as a % of Gross Loans Receivable, Held For Investment at the end of the period	2.5%	2.4%
Allowance For Loan Losses as a % of Impaired Loans at the end of the period	87.4%	51.9%
Impaired Loans	$9,604,990	$15,017,339
Gross Loans Receivable, Held For Investment (1)	$341,749,345	$321,943,396
Total Loans Receivable, Net	$335,036,225	$316,547,878
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

Non-Interest Income - Non-interest income increased $77,000 or 5.5% to $1.5 million for the three months ended June 30, 2016, compared to $1.4 million for the three months ended June 30, 2015. The following table provides a detailed analysis of the changes in the components of non-interest income:

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amounts	Percent
Gain on Sale of Investment Securities	$153,650	$181,814	$(28,164)	(15.5)%
Gain on Sale of Loans	191,589	181,082	10,507	5.8
Service Fees on Deposit Accounts	265,036	274,651	(9,615)	(3.5)
Commissions From Insurance Agency	122,143	103,547	18,596	18.0
Bank Owned Life Insurance Income	132,000	87,000	45,000	51.7
Trust Income	162,000	148,800	13,200	8.9
Check Card Fee Income	257,110	248,119	8,991	3.6
Other	180,805	162,572	18,233	11.2
Total Non-Interest Income	$1,464,333	$1,387,585	$76,748	5.5%

Gain on sale of investment securities was $154,000 during the quarter ended June 30, 2016, a decrease of $28,000 or 15.5% compared to $182,000 for the same period last year. The decrease was due to a decrease in the number of investment securities sold. The Bank sold seven investment securities during the quarter ended June 30, 2016 compared to nine during the same period in 2015.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Income from the cash value of BOLI increased $45,000 or 51.7% to $132,000 during the quarter ended June 30, 2016 from $87,000 for the same period in 2015. The Company did not receive any life insurance proceeds during the second quarter of 2016 or 2015. All BOLI income recognized during both quarters was related to accrued interest credited to the cash surrender value underlying the BOLI policies.

Non-Interest Expense –For the quarter ended June 30, 2016, non-interest expense increased $358,000 or 6.7% to $5.7 million compared to $5.3 million for the same period in 2015. The following table provides a detailed analysis of the changes in the components of non-interest expense:

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amounts	Percent
Compensation and Employee Benefits	$3,177,520	$2,986,924	$190,596	6.4%
Occupancy	470,532	455,053	15,479	3.4
Advertising	112,806	99,564	13,242	13.3
Depreciation and Maintenance of Equipment	499,041	445,585	53,456	12.0
FDIC Insurance Premiums	127,443	155,592	(28,149)	(18.1)
Net Cost of Operation of OREO	1,945	90,873	(88,928)	(97.9)
Prepayment Penalties on FHLB Advances	281,206	—	281,206	100.0
Other	1,022,630	1,101,446	(78,816)	(7.2)
Total Non-Interest Expense	$5,693,123	$5,335,037	$358,086	6.7%

Compensation and employee benefits expenses increased $191,000, or 6.4% to $3.2 million for the three months ended June 30, 2016 compared to $3.0 million for the same period last year due to general cost of living increases.

Net cost of operation of OREO decreased $89,000 or 97.9% to $2,000 during the quarter ended June 30, 2016 from $91,000 during the quarter ended June 30, 2015. This amount includes all expenses associated with OREO including write-down in value and gain or loss on sales incurred during the period.

The Company incurred a prepayment penalty of $281,000 for prepaying one FHLB advance during the three months ended June 30, 2016 compared to no prepayment penalties during the same period in 2015. The Company elected to prepay this higher rate advance in order to reduce interest expense in future periods and improve net interest spread.

Other expenses increased $79,000, or 7.2% to $1.0 million for the three month period ended June 30, 2016 compared to $1.1 million for the same period in the prior year. Other expenses include legal, professional, and consulting expenses, supplies and other miscellaneous expenses.

Provision For Income Taxes – The provision for income taxes decreased $17,000 or 3.3% to $510,000 for the three months ended June 30, 2016 from $527,000 for the same period one year ago. Income before income taxes was $2.1 million for the three months ended June 30, 2016 and 2015. The Company’s combined federal and state effective income tax rate for the current quarter was 24.5% compared to 25.7% for the same quarter one year ago.

Results of Operations for the Six Month Periods Ended June 30, 2016 and 2015

Net Income Available to Common Shareholders - Net income available to common shareholders increased $255,000 or 9.1% to $3.1 million for the six months ended June 30, 2016 compared to $2.8 million for the six months ended June 30, 2015. The increase in earnings was primarily the result of an increase in net interest income combined with a decrease in non-interest expense, offset by a decrease in non-interest income.

Net Interest Income - The net interest margin on a tax equivalent basis increased 24 basis points to 3.40% for the six months ended June 30, 2016 from 3.16% for the comparable period in 2015. Net interest income increased $597,000 or 5.1% to $12.4 million for the six months ended June 30, 2016 compared to $11.8 million during the same period in 2015. During the six months ended June 30, 2016, average interest earning assets decreased $16.2 million or 2.1% to $748.3 million from $764.5 million for

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

the six months ended June 30, 2015, while average interest-bearing liabilities decreased $21.1 million or 3.2% to $648.7 million for the six months ended June 30, 2016 from $669.8 million for the same period in 2015.
Interest Income - Total tax equivalent interest income increased $214,000 or 1.5% to $14.5 million during the six months ended June 30, 2016 from $14.3 million for the same period in 2015. This increase was primarily the result of a 14 basis point increase in the yield on interest-earning assets. Total interest income on loans increased $307,000 or 3.4% to $9.5 million during the six months ended June 30, 2016 from $9.2 million for the same period in 2015. The increase was a result of a $4.3 million or 1.3% increase in the average loan portfolio to $335.5 million from $331.2 million for the same period in 2015 combined with an 11 basis point increase in the yield. Interest income from mortgage-backed securities decreased $298,000 or 10.7% to $2.5 million for the six months ended June 30, 2016 from $2.8 million for the same period in 2015 as a result of an eight basis point decrease in the portfolio yield combined with an $17.2 million or 7.3% decrease in the average balance of mortgage-backed securities. Tax equivalent interest income from investment securities increased $200,000 or 8.5% to $2.6 million for the six months ended June 30, 2016 from $2.4 million for the same period in 2015 due to a 25 basis point increase in the yield offset by a $2.8 million or 1.5% decrease in the average balance of the investment securities portfolio.
The following table compares detailed average balances, associated yields, and the resulting changes in interest income for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,				Increase (Decrease) In Interest Income
	2016		2015
	Average Balance	Yield(1)	Average Balance	Yield(1)
Loans Receivable, Net	$335,506,635	5.64%	$331,220,113	5.53%	$307,205
Mortgage-Backed Securities	218,845,272	2.27	236,022,293	2.35	(298,229)
Investment Securities(2)	189,730,241	2.70	192,535,525	2.45	200,102
Overnight Time and Certificates of Deposit	4,232,561	0.43	4,690,619	0.18	4,976
Total Interest-Earning Assets	$748,314,709	3.88%	$764,468,550	3.74%	$214,054
(1) Annualized
(2) Tax equivalent basis recognizes the income tax savings when comparing taxable and tax-exempt assets and was calculated using an effective tax rate of 34%. The tax equivalent adjustment relates to the tax exempt municipal bonds and was $357,098 and $286,229 for the six months ended June 30, 2016 and 2015, respectively.

Interest Expense - Interest expense decreased $454,000 or 20.3% to $1.8 million during the six months ended June 30, 2016 compared to $2.2 million for the same period in 2015. The decrease in total interest expense is attributable to decreases in interest rates paid and a $21.1 million or 3.2% decrease in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $130,000 or 11.0% to $1.1 million during the six months ended June 30, 2016 compared to $1.2 million for the same period last year. The decrease was attributable to a four basis point decrease in the cost of deposit accounts combined with an $11.9 million or 2.0% decrease in average interest-bearing deposits to $595.8 million for the six month period ended June 30, 2016 compared to $607.7 million for the six month period ended June 30, 2015. The decrease was concentrated in the certificate accounts, which decreased $18.8 million or 7.4% to $234.9 million during the six months ended June 30, 2016 from $253.7 million for the same period in 2015. The Bank is focusing on increasing its core deposits, or deposits other than time deposits, and has been competing less aggressively for time deposits.

Interest expense on FHLB advances and other borrowings decreased $333,000 or 43.7% to $428,000 during the six months ended June 30, 2016 from $761,000 during the same period in 2015. The average balance of FHLB advances and other borrowed money decreased $9.3 million or 18.2% to $41.7 million during the six months ended June 30, 2016 from $50.9 million for the same period last year. During the six months ended June 30, 2015 the Bank prepaid two FHLB advances totaling $12.9 million with a weighted average rate of 4.4% in order to reduce interest expense in future periods and improve net interest spread.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table compares detailed average balances, cost of funds, and the resulting changes in interest expense for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,				Increase (Decrease) In Interest Expense
	2016		2015
	Average Balance	Yield(1)	Average Balance	Yield(1)
Now and Money Market Accounts	$327,839,398	0.13%	$324,216,634	0.14%	$(14,844)
Statement Savings Accounts	33,108,200	0.10	29,755,068	0.10	1,754
Certificates Accounts	234,852,628	0.71	253,702,223	0.78	(117,264)
FHLB Advances and Other Borrowed Money	41,654,925	2.06	50,921,409	2.99	(332,561)
Junior Subordinated Debentures	5,155,000	2.31	5,155,000	2.00	8,766
Senior Convertible Debentures	6,084,000	8.00	6,084,000	8.00	—
Total Interest-Bearing Liabilities	$648,694,151	0.55%	$669,834,334	0.67%	$(454,149)
(1) Annualized

Provision for Loan Losses - There was no provision for loan losses for the six months ended June 30, 2016 compared to $100,000 for the same period in the prior year. The decrease in the provision for loan losses is attributable to an increase in recoveries. The Company had net recoveries of $120,000 for the six months ended June 30, 2016 compared to net charge-offs of $662,000 during the comparable period in 2015. The following table details selected activity associated with the allowance for loan losses for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Beginning Balance	$8,275,133	$8,357,496
Provision for Loan Losses	—	100,000
Charge-offs	(356,499)	(896,960)
Recoveries	476,580	235,046
Ending Balance	$8,395,214	$7,795,582

Non-Interest Income - Non-interest income decreased $747,000 or 18.5% to $3.3 million for the six months ended June 30, 2016, compared to $4.0 million for the six months ended June 30, 2015. The following table provides a detailed analysis of the changes in the components of non-interest income:

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amounts	Percent
Gain on Sale of Investment Securities	$411,718	$1,668,753	$(1,257,035)	(75.3)%
Gain on Sale of Loans	400,555	335,101	65,454	19.5
Service Fees on Deposit Accounts	505,381	532,167	(26,786)	(5.0)
BOLI Income	264,000	174,000	90,000	51.7
Commissions From Insurance Agency	291,990	233,659	58,331	25.0
Trust Income	324,000	297,600	26,400	8.9
Check Card Fee Income	495,252	479,420	15,832	3.3
Grant Income	265,496	—	265,496	100.0
Other	333,681	317,892	15,789	5.0
Total Non-Interest Income	$3,292,073	$4,038,592	$(746,519)	(18.5)%

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations

Gain on sale of investment securities was $412,000 during the six months ended June 30, 2016, a decrease of $1.3 million or 75.3% compared to a gain of $1.7 million during the same period last year. The increase resulted from the sale of 11 investment securities during the six months ended June 30, 2016 compared to 41 sold during the comparable period of 2015.

The Bank received a grant of $265,000 during the six months ended June 30, 2016 compared to no grant income during the same period in 2015. The grant was awarded by the Bank Enterprise Award Program in recognition of the Bank’s investments in distressed communities and its continued commitment to community development. The amount of the award increases as the Bank’s investment in these distressed communities increases.

Non-Interest Expense – For the six months ended June 30, 2016, non-interest expense decreased $361,000 or 3.1% to $11.2 million compared to $11.6 million for the same period in 2015. The following table provides a detailed analysis of the changes in the components of non-interest expense:

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amounts	Percent
Compensation and Employee Benefits	$6,508,318	$5,973,955	$534,363	8.9%
Occupancy	967,250	945,711	21,539	2.3
Advertising	242,783	195,725	47,058	24.0
Depreciation and Maintenance of Equipment	975,415	862,830	112,585	13.0
FDIC Insurance Premiums	260,490	315,813	(55,323)	(17.5)
Net Cost of Operation of OREO	(673,981)	287,497	(961,478)	(334.4)
Prepayment Penalties on FHLB Advances	528,712	787,851	(259,139)	(32.9)
Other	2,420,080	2,220,250	199,830	9.0
Total Non-Interest Expense	$11,229,067	$11,589,632	$(360,565)	(3.1)%

Compensation and employee benefits expenses were $6.5 million for the six months ended June 30, 2016, an increase of $534,000 or 8.9% from $6.0 million during the same period last year. The increase was due to general increases in the economy combined with increases related to the addition of several new hires during the six months ended June 30, 2016.

The Company had income of $674,000 from the operation of OREO properties during the six months ended June 30, 2016 compared to a net cost of $287,000 during the six months ended June 30, 2015. The majority of the current year net gain was related to the sale of one OREO property in February 2016, which resulted in a $739,000 gain that was recorded as an offset to the cost of operating OREO properties during the six months ended June 30, 2016.

The Company incurred prepayment penalties of $529,000 for prepaying two FHLB advances during the six months ended June 30, 2016 compared to penalties of $788,000 during the six months ended June 30, 2015. The Company elected to prepay these higher rate advances in order to reduce interest expense in future periods and improve net interest spread.

Provision For Income Taxes – The provision for income taxes increased $56,000 or 5.1% to $1.2 million for the six months ended June 30, 2016 from $1.1 million for the same period in 2015. Income before taxes was $4.4 million and $4.1 million for the six months ended June 30, 2016 and 2015, respectively. The Company’s combined federal and state effective income tax rate was 26.0% for the six months ended June 30, 2016 compared to 26.6% for the same period in 2015.

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

During the six months ended June 30, 2016 loan disbursements exceeded loan repayments resulting in a $4.5 million or 1.4% increase in total net loans receivable. During the six months ended June 30, 2016, deposits increased $5.5 million or 0.8% and FHLB advances decreased $5.5 million or 16.0%. The Bank had $214.1 million in additional borrowing capacity at the FHLB at the end of the period. At June 30, 2016, the Bank had $141.4 million of certificates of deposit maturing within one year. Based on previous experience, the Bank anticipates a significant portion of these certificates will be renewed on maturity.

At June 30, 2016, the Bank exceeded all regulatory capital requirements with Common Equity Tier 1 Capital (CET1), Tier 1 leverage-based capital, Tier 1 risk-based capital, and total risk-based capital ratios of 21.6%, 10.9%, 21.6%, and 22.8%, respectively. To be categorized as “well capitalized” under the prompt corrective action provisions the Bank must maintain minimum CET1, total risk based capital, Tier 1 risk based capital and Tier 1 leverage capital ratios of 6.5%, 10.0%, 8.0% and 5.0%, respectively.

The Company also exceeded all regulatory capital requirements with CET1, Tier 1 leverage-based capital, Tier 1 risk- based capital and total risk-based capital ratios of 16.2%, 10.9%, 21.6%, and 24.1%, respectively, at June 30, 2016.

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

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2016.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused Lines of Credit	$868	$2,499	$15,995	$19,362	$39,294	$58,656
Standby Letters of Credit	—	—	532	532	—	532
Total	$868	$2,499	$16,527	$19,894	$39,294	$59,188

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

For the three and six months ended June 30, 2016, the Bank's interest rate spread, defined as the average yield on interest bearing assets less the average rate paid on interest bearing liabilities was 3.37% and 3.33%, respectively.

SECURITY FEDERAL CORPORATION AND SUBSIDIARIES

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) of the Securities Exchange Act of 1934 (“Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that at June 30, 2016 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

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
101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

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
SECURITY FEDERAL CORPORATION

Date:	August 12, 2016	By:	/s/J. Chris Verenes
J. Chris Verenes
Chief Executive Officer
Duly Authorized Representative

Date:	August 12, 2016	By:	/s/Jessica T. Cummins
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

101
The following materials from Security Federal Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income (Loss); (d) Consolidated Statements of Changes in Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements